Form 10-Q
period 1994-01-22
LA Z BOY CHAIR CO
filed 1994-02-14
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 FOR QUARTER ENDED    January 22, 1994       COMMISSION FILE NUMBER    0-5091

                            LA-Z-BOY CHAIR COMPANY
            (Exact name of registrant as specified in its charter)


                 MICHIGAN                                38-0751137
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


    1284 North Telegraph Road, Monroe, Michigan                48161-3390
     (Address of principal executive offices)                  (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (313) 241-4414


                                     None
     Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                     YES     [X]              NO     [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:



              Class                          Outstanding at January 22, 1994
  Common Shares, $1.00 par value                       18,320,185

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated February 14, 1994 and are incorporated herein by reference.

         LA-Z-BOY CHAIR COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                        Three Months Ended  Nine Months Ended
                                        ------------------- -------------------
                                        Jan. 22,  Jan. 23,  Jan. 22,  Jan. 23,
                                          1994      1993      1994      1993
                                        --------- --------- --------- ---------
Cash Flows from Operating Activities:
 Net income                              $ 7,988   $ 6,391   $25,729   $15,681

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization            3,580     4,406    10,254    11,458
  Change in receivables                   28,195    17,598    16,826    14,201
  Change in inventories                   (1,460)      357   (16,364)   (4,241)
  Change in other assets and liab.        (7,331)      567    (7,001)    6,110
  Change in deferred taxes                     3       281    (2,970)      280
                                        --------- --------- --------- ---------
   Total adjustments                      22,987    23,209       745    27,808
                                        --------- --------- --------- ---------
   Cash Provided by Operations            30,975    29,600    26,474    43,489

Cash Flows from Investing Activities:
 Proceeds from disposals of assets            79       176       146       228
 Capital expenditures                     (4,069)   (3,190)  (13,283)   (8,341)
 Change in other investments                (234)     (157)   (3,311)   (2,470)
                                        --------- --------- --------- ---------
  Cash Used for Investing Activities:     (4,224)   (3,171)  (16,448)  (10,583)

Cash Flows from Financing Activities:
 Short-term debt                               0       486       441     1,767
 Retirements of debt                        (530)   (1,456)     (983)   (3,907)
 Sale of Stock under stock option plans      456       350     1,683       962
 Stock for 401(k) employee plans             707       636     2,073     1,895
 Purchase of La-Z-Boy stock                 (261)      (33)     (857)   (1,246)
 Payment of cash dividends                (3,109)   (2,723)   (8,576)   (8,172)
                                        --------- --------- --------- ---------
  Cash Used for Financing Activities:     (2,737)   (2,740)   (6,219)   (8,701)

Effect of exch. rate changes on cash          23      (176)     (213)     (489)
                                        --------- --------- --------- ---------
Net change in cash and equivalents        24,037    23,513     3,594    23,716

Cash and equiv. - beginning of period      8,365    21,940    28,808    21,737
                                        --------- --------- --------- ---------
Cash and equiv. - end of period          $32,402   $45,453   $32,402   $45,453
                                        ========= ========= ========= =========

Cash paid during period - Income tax     $ 6,542   $ 4,323   $20,269   $12,353
                        - Interest           522       554     1,945     2,246

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1993 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 24, 1993, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of January 22, 1994 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 24, 1993. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period.

2.   Interim Results
     ---------------
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 30, 1994.

3.   Income Taxes
     ------------
     Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", was issued by the Financial Accounting Standards Board
     (FASB) in February 1992. The Company elected to adopt the new standard effective April 25, 1993. The Company's first quarter 10-Q report dated August 17, 1993 includes notes which more fully discuss the adoption of this new standard.

4.   Commitments and Contingencies
     -----------------------------
     There has been no significant change from the prior fiscal year end audited financial statements.

                LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS
                            MANAGEMENT DISCUSSION


Due to the cyclical nature of the Company's business, comparison of operations between the most recently completed quarter and the immediate preceding quarter would not be meaningful and could be misleading to the reader of these financial statements.

For further Management Discussion, see attached Exhibit I.

The Company's strong financial position is reflected in the debt to capital percentage of 16% and a current ratio of 3.8 to 1 at the end of the third quarter. At April 24, 1993, the debt to capital percentage was 17% and the current ratio was 3.6 to 1. At the end of the preceding year's third quarter, the debt to capital percentage was 19% and the current ratio was 3.7 to 1. As of January 22, 1994, there was $61 million of unused lines of credit available under several credit arrangements.

The Company is authorized to purchase up to 2 million shares of Company stock on the open market. Approximately 47% of the shares have been purchased to date. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------
The Company has been named as defendant in various lawsuits arising in the normal course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that the resultant liability, if any, will not be material to the Company's consolidated financial position.


Item 2.  Changes in Securities
- ------------------------------
None.


Item 3.  Default Upon Senior Securities
- ---------------------------------------
None.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
None.


Item 5.  Other Information
- --------------------------
None.


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------
Exhibit I News Release and Financial Information Release: re Actual third quarter results and Management Discussion dated February 14, 1994.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended January 22, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LA-Z-BOY CHAIR COMPANY
                                                      (Registrant)




Date:  February 14, 1994                           James J. Korsnack
                                                  Corporate Controller