Form 10-K
period 1994-04-30
LA Z BOY CHAIR CO
filed 1994-07-26
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended April 30, 1994 - Commission File No. 0-5091


                             LA-Z-BOY CHAIR COMPANY
            (Exact name of registrant as specified in its charter)

              MICHIGAN                                 38-0751137
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

    1284 N. Telegraph Road, Monroe, Michigan                48161
    (Address of principal executive offices)              (Zip Code)
    Registrant's Telephone Number - Area Code (313) 242-1444 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                         COMMON SHARES, $1.00 Par Value
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
    Form 10-K or any amendment to this Form 10-K.    X
                                                   -----

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         Yes   X                  No
                             -----                    -----
         State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 17, 1994.

                  Common Shares, $1.00 Par Value - $533,081,370

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at June 17, 1994
    Common Shares, $1.00 Par Value                  18,303,223

    Documents Incorporated By Reference:

         Portions of the Annual Report to Shareholders for the year ended April 30, 1994 are incorporated by reference into Parts I, II, and IV.

         Portions of the Annual Proxy Statement filed with the Securities and Exchange Commission on June 24, 1994 are incorporated by reference into Parts I and III.

                                TABLE OF CONTENTS
                         FORM 10-K ANNUAL REPORT - 1994
                             LA-Z-BOY CHAIR COMPANY



      PART I                                                        Page

        Item 1.  Business.............................................1
        Item 2.  Properties...........................................5
        Item 3.  Legal Proceedings....................................8
        Item 4.  Submission of Matters to a Vote of Security Holders..9

      PART II    Items 5 through 9....................................9

      PART III   Items 10 through 13..................................9

      PART IV

        Item 14. Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K..................................9

                                     PART I

    Item 1. Business

         The information required in Part I, Item 1, sections (a), (b) is contained in the Registrant's Annual Report, as shown in Exhibit I pages 1 thru 7, and is incorporated herein by reference.


    (c)(1)(i) Principal Products

         The Registrant operates in the furniture industry and as such does not have differing segments. "Residential" dealers are those who resell to individuals for their home use. "Contract" seating and casegood products are sold to commercial dealers. Additional information regarding products and market share data is contained in the Registrant's Annual Report, as shown in Exhibit I page 22, and is incorporated herein by reference.


    (c)(1)(ii) Status of New Products or Segments

        There were not any major new products or segments during the 1994 fiscal year.


    (c)(1)(iii) Raw Materials

        The principal raw materials used by the Registrant in the manufacture of its products are hardwoods for solid wood dining room and bedroom furniture, casegoods, occasional tables and for the frame components of seating units; plywood and chipwood for internal parts; veneers for dining room furniture, wall units, and occasional tables; water-based and liquid finishes (stains, sealants, lacquers) for external wood; steel for the mechanisms; leather, cotton, wool, synthetic and vinyl fabrics for covers; and polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning. Steel and wood products are generally purchased from a number of sources, usually in the vicinity of the particular plant, and product-covering fabrics and polyurethane are purchased from a substantial number of sources on a centralized basis. The Registrant fabricates the majority of the parts in its products, largely because quality parts made to its exact specifications are not obtainable at reasonable cost from outside sources.

         Raw materials costs historically have been about 35 percent of net sales in the upholstery operations and a somewhat higher percentage in the casegoods operations. Purchased fabric (which includes leather) is the largest single raw material cost representing about 40 percent of total upholstery product material costs. Polyurethane (poly) foam for cushions and padding and lumber are the next two largest types of upholstery raw material costs. Both fabric and poly are highly sensitive to changes in the price of oil. Price increases for raw materials excluding lumber have kept pace with the inflation rate in recent years and are expected to continue to do so. Lumber prices have increased during the past year by about 10 to 20 percent, depending on the species of lumber.

        Lumber, like most commodities, historically has had sharp changes in prices over the short term and long term. The Registrant is usually not as affected by these changes as much as other furniture manufacturers due to the large percentage of upholstered goods manufactured that do not require as much lumber as casegoods. Also, wood substitutes, (e.g. steel, plastic) can be used to some degree in upholstered products.


    (c)(1)(iv) Patents, Licenses and Franchises or Concessions

         The Registrant has a number of patents on its reclining chair and rocking chair mechanisms which it believes were important to the early success of the Registrant and to its present competitive position. It believes, however, that since it is so firmly established in the industry, the loss of any single or small group of patents would not now materially or adversely affect the Registrant's business. The Registrant has no material licenses, franchises or concessions.


    (c)(1)(v) Seasonal Business

         The Registrant generally experiences its lowest level of sales during the first quarter. When possible, the scheduling of production is designed to maintain generally uniform manufacturing activity throughout the year, except for mid summer plant shutdowns to coincide with slower sales.


    (c)(1)(vi) Practices Regarding Working Capital Items

         The Registrant does not carry significant amounts of upholstered finished goods inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. Normal customer terms provide for one payment due within 45 days with a 1 percent discount within 30 days (one installment, 1 percent discount 30 net 45).

         Most casegoods finished goods inventories are built to provide for quicker delivery requirements of customers without installment credit terms therefore, resulting in higher levels of finished product on hand at any period in time than the upholstered products. Kincaid and Hammary divisions primarily sell casegood products. Casegoods are also sold through the Contract Division.


    (c)(1)(vii) Customers

         The Registrant distributes to over 12,000 locations. The Registrant does not have any customer whose sales amount to 10 percent or more of the Registrant's consolidated sales. The Registrant's approximate dealer mix consists of 39 percent proprietary, 15 percent to major dealers (Montgomery Ward and other department stores) and 46 percent to general dealers.

         Proprietary stores consist of stores dedicated to the sale of La-Z-Boy products and in-store dedicated galleries. The dedicated stores include La-Z-Boy Furniture Galleries stores and Showcase Shoppes. In-store dedicated galleries have been established for each of the Company's divisions.

    (c)(1)(viii) Orders and Backlog

         It has been determined that the majority of the Registrant's Residential Division orders were for dealer stock, with approximately 35 percent of orders being requested directly by customers. Furthermore, about 20 percent of units produced at all divisions were built for the Registrant's inventory. The remainder were "built-to-order" for dealers.

         As of July 2, 1994, backlogs were approximately $73 million compared to approximately $77 million on June 26, 1993. This represents less than six weeks of sales. On average, orders are shipped in approximately five weeks. Any measure of backlog at a point in time may not be indicative of future sales performance. The Registrant does not rely on backlogs to predict future sales since the sales cycle is only five weeks and backlog can change a lot from week to week.

         The decrease in backlogs from 1993 to 1994 can be attributed largely to the unusually high backlog of orders at the end of 1993. At that time the furniture industry was emerging from a four year recession and the Registrant had just introduced many new products, such as the American Home Collection.

         The cancellation policy for La-Z-Boy Chair Company, in general, is that an order cannot be cancelled after it has been put into production. Orders from prebuilt stock though, may be cancelled up to the time of shipment.


    (c)(1)(ix) Renegotiation Contracts

         The Registrant does not have any material portion of business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.


    (c)(1)(x) Competitive Conditions

         The Registrant believes that it ranks third in the U.S. in dollar volume of sales within the Residential furniture industry, which includes manufacturers of bedroom, dining room and living room furniture. Based on the most accurate statistics available, the Registrant believes that it is the largest manufacturer of upholstered products and solid wood bedroom/dining room products in the United States.

         The Registrant competes primarily by emphasis on quality of its products, dealer support and a lifetime warranty on the reclining and legrest mechanisms.

         The Registrant has approximately fifteen major competitors in the reclining or motion chair field and a substantially larger number of competitors in the upholstery business as a whole and in the Casegoods and Contract businesses.

         The Registrant's best U.S. market share information (in dollars, not units) indicates that it has about 30 to 35 percent of the recliner market, above 8 percent of the residential upholstery market, and less than 2 percent of the residential casegoods market. These market shares have been increasing slightly over the last three years in most lines.

    (c)(1)(xi)  Research & Developement

         The Registrant spent $6.4 million in fiscal 1994 for new product development, existing product improvement, quality control, improvement of current manufacturing operations and research into the use of new materials in the construction of its products. The Registrant spent $6.2 million in fiscal 1993 on such activities and $5.5 million on such activities in fiscal 1992. The Registrant's customers do not engage in research with respect to the Registrant's products.


     (c)(1)(xii) Compliance with Environmental Regulations

         The Registrant believes that its capital expenditures, earnings and competitive position will not be materially affected by ongoing "de minimus level" potentially responsible party (PRP) activities at three clean-up sites, and that they will not be affected as a result of maintaining necessary compliance with federal, state or local environmental regulations.

         The Registrant has kept abreast of ongoing activities at the three clean-up sites. Over the past year, the costs to the Registrant La-Z-Boy have been in keeping with its established status as a de minimus party, and have been minor. For the future, ongoing costs at two of the sites (Caldwell Systems - North Carolina RCRA closure; Organic Chemical - Michigan NPL site closure) are projected to remain the same.
    Activities at the third site (Seaboard Chemical - North Carolina RCRA closure), have now been completed for the first phase. It is anticipated that a Remedial Investigation/Feasibility Study (RI/FS) will be performed to define activities required for subsequent clean-up phases. Until the RI/FS is completed, and a remedy selected, it is not possible to estimate the costs for this activity. However, the volume of material generated and sent to this site by all the Registrant's facilities is less than one-quarter of one percent of the total volume of hazardous wastes accounted for at this site. On this basis, we would reasonably anticipate that future activities will not have a significant effect on capital expenditures, earnings or competitive position.

         The Registrant's current environmental compliance concerns are focused on new regulations for Storm Water Pollution Prevention and the 1990
    Clean Air Act Amendments. The Registrant has participated in a group storm water permit program sponsored by its trade association (American
    Furniture Manufacturers Association - AFMA); has contracted with a consulting firm to provide assistance to its plants with the development of Storm Water Pollution Prevention Plans; and has contracted with another firm to conduct detailed air emission inventories and assist in the preparation of timely and complete operating permits for Clean Air Act compliance. The Registrant feels that compliance with these issues is important for maintaining its ongoing operations and competitive position. The Registrant does not anticipate that this compliance effort will have a significant effect on capital expenditures, earnings or competitive position.


    (c)(1)(xiii) Number of Employees

         The Registrant and its subsidiaries employed 9,370 persons as of April 30, 1994 and 8,724 persons as of April 24, 1993.

    (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         The Registrant does not make any material amount of sales of upholstered furniture to foreign customers. The Registrant sells upholstered furniture to Canadian customers through its Canadian subsidiary, La-Z-Boy Canada Limited.

         The Registrant also derives an insignificant amount of royalty revenues from the sale and licensing of its trademarks, tradenames and patents to certain foreign manufacturers.

         Export sales are increasing, but no specific sales objectives have been set at this time.


    Item 2. Properties

         In the United States, the Registrant operates twenty-three manufacturing plants (most with warehousing space), has an automated fabric processing center and divisional and corporate offices. The Registrant has one manufacturing plant in Canada.

         The location of these plants, the approximate floor space, principal operations conducted and the approximate number of employees at such locations as of April 30, 1994 are as follows:


                  Floor Space                                     Number of
    Location     (square feet)  Operations Conducted     Details  Employees
    --------     -------------  ---------------------    -------  ---------
    Monroe,            233,900  Corporate offices            (1)      476
    Michigan

    Newton,            628,175  Manufacture, assembly,       (2)    1,136
    Mississippi                 leather cutting and
                                warehousing of upholstery

    Redlands,          189,125  Upholstering, assembly       (3)      267
    California                  and warehousing of
                                upholstery

    Florence,          414,920  Manufacture, assembly        (4)      449
    South Carolina              and warehousing of
                                upholstery

    Florence,           48,400  Fabric processing            (5)       17
    South Carolina              center

    Neosho,            560,640  Manufacture, assembly        (6)    1,105
    Missouri                    and warehousing of
                                upholstery

    Dayton,            909,320  Manufacture, assembly        (7)    1,808
    Tennessee                   and warehousing of
                                upholstery

                   Floor Space                                     Number of
    Location      (square feet)  Operations Conducted     Details  Employees
    ------------  ------------  ----------------------   --------- ---------

    Siloam Springs,    200,910  Manufacture and              (8)      296
    Arkansas                    assembly of upholstery

    Tremonton,         672,770  Manufacture, assembly        (9)      839
    Utah                        and warehousing of
                                upholstery

    Leland,            311,990  Manufacture, assembly and   (10)      413
    Mississippi                 warehousing of Contract
                                casegoods and upholstery

    Waterloo,          257,340  Manufacture, assembly,      (11)      412
    Ontario                     and warehousing of
                                upholstery

    Lincolnton,        373,830  Manufacture and             (12)      393
    North Carolina              assembly of upholstery

    Grand Rapids,      440,000  Manufacture and assembly    (13)      117
    Michigan                    of Contract office
                                furniture/systems

    Lenoir area        554,770  Manufacture, assembly and   (14)      467
    (Hammary),                  warehousing of primarily
    North Carolina              Casegoods and some
                                upholstered products

    Hudson area      1,045,050  Manufacture, assembly,      (15)    1,175
    (Kincaid),                  and warehousing of
    North Carolina              Casegoods
                     ---------                                      -----
                     6,841,140                                      9,370


       (1) On December 1, 1974, the Registrant purchased from Floral City Furniture Company a 15,700 square foot showroom adjacent to the Registrant's Home Office and a plant on Telegraph Road in Monroe, Michigan. This facility was constructed in 1935 and expanded in 1970 to a total square footage of 215,200. It was brought to its present size by an addition of 18,700 square feet in 1990.

       (2) Originally built in 1961 with 274,200 square feet of space and includes: 190,000 square foot addition started during 1986, 4,000 square feet added in 1990, 19,100 square feet constructed in 1991 and 13,510 square feet added in 1992. In 1992, an 82,500 square foot woodworking facility was constructed. During 1993, the manufacturing and warehouse buildings were expanded a total of 43,200 square feet. In 1994, a chiller building and a conveyor pit were constructed.

       (3) The original building of 158,670 square feet was constructed in 1967. A 21,200 square foot warehouse addition was completed in 1987 and a 9,255 square foot warehouse addition was completed in 1992.

       (4) 244,085 and 67,680 square feet represent additions constructed in 1969 and 1973. In 1994, a 7,020 square foot batting storage building was completed. The balance represents a building constructed prior to 1930 and purchased in 1966.

       (5) The original building of 24,900 square feet was completed in 1975. The Registrant completed construction of a 23,500 square foot addition to the Fabric Processing Center in 1980.

       (6) This facility includes a 130,000 square foot addition completed in 1979, two dry kilns constructed in 1985 at a total square footage of 4,300, a 72,000 square foot manufacturing addition completed in 1987 and an addition made in 1990 of 25,000 square feet. During 1993, a 37,500 square foot metal stamping room was added. The balance of 291,840 represents the original building which was constructed in 1969.

       (7) The original building of 320,420 square feet was constructed in 1973. Additions include: a 48,800 square foot warehouse addition completed in 1982, 195,000 square feet started during 1986, 68,700 square feet added in 1990, a major upholstery plant of 274,600 square feet added in 1991, and an 1,800 square foot storage building completed in 1992.

       (8) Includes 24,595 square feet from an addition constructed in 1973, 74,000 square feet represents an addition constructed in 1985, 11,310 square feet were added in 1986 and the balance represents a building constructed in 1943 and purchased in 1973.

       (9) The original building of 220,400 square feet was constructed in 1979. Additions include a 60,000 square foot warehouse addition completed in 1982, a 121,960 square foot addition completed in 1984, 62,500 square feet of expansion during 1989 and an upholstery plant addition of 207,910 square feet in 1991.

      (10) In 1985, the Registrant acquired the net assets of Dillingham Manufacturing Company, Inc., which included a 153,500 square foot manufacturing plant located in Leland, Mississippi. This building was originally constructed in 1959 and 1970. There was a 153,035 square foot expansion done during 1990. In 1992, a 7,300 square foot office addition was completed on the site of the previous office and in 1993, a 1,450 square foot maintenance shop was added.

      (11) As of February 28, 1979, the Registrant acquired the net assets of Deluxe Upholstering Limited from the Molson Companies Limited, which included a 124,300 square foot manufacturing plant located in Waterloo, Ontario, Canada. In 1985, the Registrant relocated its manufacturing plant in Waterloo, to an existing facility of 209,820 square feet within the same city and expanded it to its present size in 1989.

      (12) In 1986, the net assets of Burris Industries were acquired, which included a 373,830 square foot manufacturing plant located in Lincolnton, North Carolina. The building parts were constructed in 1963, 1965, 1969 and 1974.

      (13) In 1986, the net assets of RoseJohnson Incorporated were acquired, which included a three building total of 440,000 square feet located in Grand Rapids, Michigan. Two of the buildings were constructed in the early 1900's. Of the two buildings, one building contains 185,000 total square feet, while the other building contains 145,000 square feet. The third building, consisting of 110,000 square feet, was completed in 1960.

      (14) In 1986, the operating assets of Hammary Furniture Company were acquired, which included three maufacturing facilities: one built in 1946 consisting of 136,500 square feet located in Lenoir, North Carolina; another constructed in 1968 with 341,580 square feet, including a warehouse of 141,000 built in 1990, located in Granite Falls, North Carolina; and a third facility in Sawmills, North Carolina, built in 1963 consisting of 75,000 square feet. During 1993, a 4,000 square foot dry lumber storage building was built to replace a 2,310 square foot building that was torn down.

      (15) In 1988, the net assets of Kincaid Furniture Company were acquired, which included 730,000 square feet in six manufacturing locations within North Carolina. A 237,500 square foot warehouse addition was completed in 1991 and a 5,000 square foot boiler building was added in 1993. During 1994, the completion of the following additions expanded Kincaid by 72,550 square feet: a cafeteria, a rough mill building, a dry shed building, and a finishing room.

    The Monroe, Michigan; Redlands, California; Dayton, Tennessee; Siloam Springs, Arkansas; Waterloo, Ontario, Canada; Lincolnton, North Carolina; Grand Rapids, Michigan; Lenoir, North Carolina; Hudson, North Carolina and Newton, Mississippi woodworking facility plants are owned in fee by the Registrant. The Florence, South Carolina; Neosho, Missouri; Newton, Mississippi and Tremonton, Utah plants as well as the automated Fabric Processing Center were financed by the issuance of industrial revenue bonds and are occupied under long-term leases with government authorities. The Leland, Mississippi plant is under a long term lease between the Board of Supervisors of Washington County, Mississippi (lessor) and La-Z-Boy Chair Company (lessee). These leases are capitalized on the Registrant's books. The Registrant believes that its plants are well maintained, in good operating condition and will be adequate to meet its present and near future business requirements. The average age of the Registrants' properties is 25 years.


    Item 3.  Legal Proceedings

         Information relating to certain legal proceedings (Note 9 of the Consolidated Financial Statements in the Registrant's Annual Report to Shareholders for 1994, as shown in Exhibit I page 21) is incorporated herein by reference.

    Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


    PART II

         The information required in Part II (Items 5 thru 8) is contained in the La-Z-Boy Chair Company's Annual Report to Shareholders for 1994,
    Exhibit I pages 8 thru 29, and is incorporated herein by reference.

         In reference to Item 9 (changes in and disagreements with accountants on accounting and financial disclosure), a Form 8-K has not been filed within the twenty-four month period preceding April 30, 1994.


    PART III

         The information required in Part III (Items 10 thru 13) is contained in the Registrant's proxy statement dated June 24, 1994, as shown in Exhibit II on pages 1 thru 14, and is incorporated herein by reference.


    PART IV

    Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         Listed below are the documents filed as part of this report:

    (a)  Financial Statements

         Consolidated Financial Statements and Schedules and report of Price Waterhouse, as set forth in the accompanying Index to Financial Statements.

    (b)  Reports on Form 8-K

         News Release and Financial Information Release filed on Form 8-K, dated June 2, 1994 (Commission File No. 0-5091) is incorporated herein by reference.

    (c)  Exhibits

         I.   1994 Annual Report to Shareholders

         II.  1994 Proxy Statement

         III. Articles of Incorporation filed on Form 10-K dated July 20, 1993 (Commission File No. 0-5091) is incorporated herein by reference.

         IV. By-laws filed on Form 10-K dated July 20, 1993 (Commission File No. 0-5091) is incorporated herein by reference.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LA-Z-BOY CHAIR COMPANY

                                 BY s\ C. T. Knabusch        July 25, 1994
                                    -----------------
                                       C. T. Knabusch
                                       Chairman of the Board, President
                                       and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    s\ E. J. Shoemaker   Executive Vice President of         July 25, 1994
    -------------------  Engineering, Director and Vice
       E. J. Shoemaker   Chairman of the Board

    s\ C. T. Knabusch    Chairman of the Board, President    July 25, 1994
    -------------------  and Chief Executive Officer
       C. T. Knabusch

    s\ G. M. Hardy       Secretary and Treasurer, Principal  July 25, 1994
    -------------------  Accounting Officer and Director
       G. M. Hardy

    s\ F. H. Jackson     Vice President Finance, Principal   July 25, 1994
    -------------------  Financial Officer and Director
       F. H. Jackson

    s\ P. H. Norton      Senior Vice President Sales and     July 25, 1994
    -------------------  Marketing and Director
       P. H. Norton

    s\ L. G. Stevens     Director                            July 25, 1994
    -------------------
       L. G. Stevens

    s\ J. F. Weaver      Director                            July 25, 1994
    -------------------
       J. F. Weaver

    s\ D. K. Hehl        Director                            July 25, 1994
    -------------------
       D. K. Hehl

    s\ R. E. Lipford     Director                            July 25, 1994
    -------------------
       R. E. Lipford

    s\ W. W. Gruber      Director                            July 25, 1994
    -------------------
       W. W. Gruber

    s\ J. W. Johnston    Director, Mr. Johnston is the       July 25, 1994
    -------------------  son-in-law of E. J. Shoemaker
       J. W. Johnston

                        CONSENT OF INDEPENDENT ACCOUNTANTS


    We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-8996, 33-8997, 33-31502, and 33-50318) of
    La-Z-Boy Chair Company of our report dated June 2, 1994 appearing in the Annual Report to Shareholders, as shown in Exhibit I page 9, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page S-2 of this Form 10-K.






    PRICE WATERHOUSE
    Toledo, Ohio
    July 22, 1994

                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a) and ITEM 14(d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          YEARS ENDED APRIL 30, 1994, APRIL 24, 1993, AND APRIL 25, 1992






                            LA-Z-BOY CHAIR COMPANY
                               MONROE, MICHIGAN

                          INDEX TO FINANCIAL STATEMENTS


         The financial statements, together with the report thereon of Price Waterhouse dated June 2, 1994 appearing on pages 9 thru 29 of
    Exhibit I, the 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, and the information incorporated in Part II, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedules should be read in conjunction with the financial statements in such 1994 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.




                         FINANCIAL STATEMENT SCHEDULES

                             1994, 1993,  AND 1992


                                                                     Page
                                                                   ---------
                    Report of Independent Accountants on
                     Financial Statement Schedules                    S-2

    Schedule V      Property, Plant and Equipment                     S-3

    Schedule VI     Accumulated Depreciation, Depletion and
                     Amortization of Property, Plant and Equipment    S-4

    Schedule VIII   Valuation and Qualifying Accounts                 S-5

    Schedule X      Supplementary Income Statement Information        S-6





















                                     S - 1

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES




    To the Board of Directors of
    La-Z-Boy Chair Company


    Our audits of the consolidated financial statements referred to in our report dated June 2, 1994 appearing in Exhibit I on page 9, of the 1994 Annual Report to Shareholders of La-Z-Boy Chair Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K.
    In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



    PRICE WATERHOUSE
    Toledo, Ohio
    June 2, 1994



























                                  S - 2

                    LA-Z-BOY CHAIR COMPANY AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)


                                                  Foreign
                  Balance                         Currency     Other
                  at         Additions            Trans-       Adjust- Balance
                  Beginning  & Reclass-  Retire-  lation       ments   at end of
Classification    of Period  ifications  ments    Adjustments  (1)     Period
- - --------------    ---------  ----------  -------  -----------  ------  --------
Year ended April 30, 1994

Land and land
 improvements         $6,604      $543        $0     ($30)       $0     $7,117

Buildings and
 building
  fixtures            88,669     4,551       (40)    (460)        0     92,720

Machinery and
 equipment            73,281    10,209      (237)    (282)        0     82,971

Information
 systems              10,523     1,736    (2,376)     (24)        0      9,859

Other                 12,092       446      (686)     (63)        0     11,789
                    --------   -------   --------   ------   ------   --------
    Total           $191,169   $17,485   ($3,339)   ($859)       $0   $204,456
                    ========   =======   ========   ======   ======   ========

Year ended April 24, 1993

Land and land
 improvements         $6,184      $562     ($120)    ($22)      $0     $6,604

Buildings and
 building
  fixtures            89,082     2,668    (2,749)    (332)       0     88,669

Machinery and
 equipment            67,519     7,149    (1,189)    (198)       0     73,281

Information
 systems              10,212       530      (202)     (17)       0     10,523

Other                 12,792     1,339    (1,992)     (47)       0     12,092
                    --------   -------   --------   ------   -----   --------
    Total           $185,789   $12,248   ($6,252)   ($616)      $0   $191,169
                    ========   =======   ========   ======   =====   ========








                                     S - 3

                   LA-Z-BOY CHAIR COMPANY AND SUBSIDIARIES
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)
                                   (continued)

                                                  Foreign
                  Balance                         Currency     Other
                  at         Additions            Trans-       Adjust- Balance
                  Beginning  & Reclass-  Retire-  lation       ments   at end of
Classification    of Period  ifications  ments    Adjustments   (1)    Period
- - --------------    ---------  ----------  -------  -----------  ------  --------
Year ended April 25, 1992

Land and land
 improvements         $5,724      $267       ($1)    ($11)     $205     $6,184

Buildings and
 building
  fixtures            84,318     2,760       (86)    (163)    2,253     89,082

Machinery and
 equipment            61,525     6,279    (1,073)     (97)      885     67,519

Information
 systems              10,393     1,202    (1,360)     (23)        0     10,212

Other                 11,928     1,679    (1,103)      (8)      286     12,792
                    --------   -------   --------   ------   ------   --------
    Total           $173,888   $12,187   ($3,623)   ($302)   $3,629   $185,789
                    ========   =======   ========   ======   ======   ========


    NOTE: Land improvements, buildings and building fixtures, machinery and equipment, information systems and other are depreciated using primarily accelerated methods over the estimated useful lives of the assets as follows:

                                                      Years
                   Land improvements                   20
                   Buildings and building fixture   15 to 30
                   Machinery and equipment             10
                   Information systems                  5
                   Other                             3 to 10

    (1): The other adjustments column reflects a non-cash write-up of assets previously written down in fiscal year 1988. These assets are physically still in use, therefore $3,639 in installed cost and $3,361 in accumulated depreciation was added back. The net book value write-up of $278 was recognized as a credit to depreciation expense and a debit to accumulated depreciation in fiscal year 1992 and is not shown in this 10-K but is included in the cash flow statement.



                                     S - 3

                    LA-Z-BOY CHAIR COMPANY AND SUBSIDIARIES
        SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                         OF PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in thousands)


                                                   Foreign
                   Balance                         Currency    Other
                   at         Additions            Trans-      Adjust- Balance
                   Beginning  & Reclass-  Retire-  lation      ments   at end of
Classification     of Period  ifications  ments    Adjustments  (1)    Period
- - --------------     ---------  ----------  -------  ----------- ------  ---------
Year ended April 30, 1994

Land and
 improvements         $1,570       $209        $0      ($5)      $0     $1,774

Buildings and
 building
  fixtures             35,919     3,903        (4)    (146)       0     39,672

Machinery and
 equipment             45,295     6,819      (180)    (220)       0     51,714

Information
 systems                8,986     1,034    (2,323)     (22)       0      7,675

Other                   8,992     1,065      (655)     (58)       0      9,344
                     --------   -------   --------   ------   -----   --------
    Total            $100,762   $13,030   ($3,162)   ($451)      $0   $110,179
                     ========   =======   ========   ======   =====   ========

Year ended April 24, 1993

Land and
 improvements          $1,495      $191     ($113)     ($3)      $0     $1,570

Buildings and
  building
  fixtures             32,917     3,950      (854)     (94)       0     35,919

Machinery and
 equipment             40,036     6,452    (1,046)    (147)       0     45,295

Information
 systems                8,065     1,134      (198)     (15)       0      8,986

Other                   9,836     1,134    (1,941)     (37)       0      8,992
                      -------   -------   --------   ------   -----   --------
    Total             $92,349   $12,861   ($4,152)   ($296)      $0   $100,762
                      =======   =======   ========   ======   =====   ========





                                     S - 4

                    LA-Z-BOY CHAIR COMPANY AND SUBSIDIARIES
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                              (Dollars in thousands)
                                  (Continued)

                  Balance                         Foreign      Other
                  at         Additions            Trans-       Adjust- Balance
                  Beginning  & Reclass-  Retire-  lation       ments   at end of
Classification    of Period  ifications  ments    Adjustments   (1)    Period
- - --------------    ---------  ----------  -------  -----------  ------  -------
Year ended April 25, 1992

Land and land
 improvements         $1,251      $184       ($1)     ($1)      $62     $1,495

Buildings and
 building
  fixtures            26,959     3,918       (48)     (40)    2,128     32,917

Machinery and
 equipment            33,924     6,235      (935)     (65)      877     40,036

Information
 systems               7,170     1,971    (1,056)     (20)        0      8,065

Other                  9,076     1,543    (1,075)      (2)      294      9,836
                     -------   -------   --------   ------   ------   --------
   Total             $78,380   $13,851   ($3,115)   ($128)   $3,361    $92,349
                     =======   =======   ========   ======   ======   ========

    (1) The other adjustments column reflects a non-cash write-up of assets previously written down in fiscal year 1988. These assets are physically still in use, therefore $3,639 in installed cost and $3,361 in accumulated depreciation was added back. The net book value write-up of $278 was recognized as a credit to depreciation expense and a debit to accumulated depreciation in fiscal year 1992 and is not shown in this 10-K but is included in the cash flow statement.










                                     S - 4

                      LA-Z-BOY CHAIR COMPANY AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                    Trade
                                                    accounts
                                       Additions    receivable
                          Balance at   charged to   "written off"   Balance
                          beginning    costs and    net of          at end of
    Description           of period    expenses     recoveries      period
    -------------------   ----------   ----------   -------------   ---------
    YEAR ENDED
      APRIL 30, 1994:

    Allowance for
    doubtful accounts &
    long-term notes        $11,670        $7,578        $4,453         $14,795

    Accrued Warranties      $6,250          $400        $6,650


    YEAR ENDED
      APRIL 24, 1993:

    Allowance for
    doubtful accounts &
    long-term notes         $7,217        $7,891        $3,438         $11,670

    Accrued Warranties      $5,950          $300        $6,250


    YEAR ENDED
      APRIL 25, 1992:

    Allowance for
    doubtful accounts
    receivable             $11,351        $9,271       $13,397          $7,217

    Accrued Warranties      $5,650          $300        $5,950












                                    S - 5

                    LA-Z-BOY CHAIR COMPANY AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (Dollars in thousands)





                                    Charged to Costs
                                      and Expenses
                                    ----------------


         Year ended April 30, 1994

         Maintenance and repairs         $18,990

         Advertising costs               $19,558


         Year ended April 24, 1993

         Maintenance and repairs         $16,360

         Advertising costs               $19,558


         Year ended April 25, 1992

         Maintenance and repairs         $13,203

         Advertising costs               $19,041


























                                      S - 6
                                      - 20 -