Form 10-Q
period 1994-07-30
LA Z BOY CHAIR CO
filed 1994-08-22
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 FOR QUARTER ENDED    July 30, 1994          COMMISSION FILE NUMBER    0-5091

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


                     YES     [X]              NO     [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:



              Class                            Outstanding at July 30, 1994
  Common Shares, $1.00 par value                        18,010,860

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated August 22, 1994 and are incorporated herein by reference.

         LA-Z-BOY CHAIR COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                          Three Months Ended
                                          -------------------
                                          July 30,  July 24,
                                            1994      1993
                                          --------- ---------
Cash Flows from Operating Activities
 Net income                                 $4,270    $7,326

Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Accounting change                              0    (3,352)
  Depreciation and amortization              3,732     3,299
  Change in receivables                     33,909    30,984
  Change in inventories                     (9,192)  (12,331)
  Change in other assets and liab.         (12,093)  (15,239)
  Change in deferred taxes                       0       358
                                          --------- ---------
   Total adjustments                        16,356     3,719
                                          --------- ---------
   Cash Provided by Operating
    Activities                              20,626    11,045

Cash Flows from Investing Activities
 Proceeds from disposals of assets              24        11
 Capital expenditures                       (5,990)   (3,320)
 Change in other investments                  (459)   (1,064)
                                          --------- ---------
  Cash Used for Investing Activities        (6,425)   (4,373)

Cash Flows from Financing Activities
 Short-term debt                                 0         0
 Long-term debt                              7,500         0
 Change in unexpended IRB funds             (2,566)        0
 Retirements of debt                        (4,750)      (89)
 Sale of stock under stock option plans        203       643
 Stock for 401(k) employee plans               401       759
 Purchase of La-Z-Boy stock                 (6,609)     (517)
 Payment of cash dividends                  (3,109)   (2,730)
                                          --------- ---------
  Cash Used for Financing Activities        (8,930)   (1,934)

Effect of exch. rate changes on cash           (17)     (125)
                                          --------- ---------
Net change in cash and equivalents           5,254     4,613

Cash and equiv. - beginning of period       25,926    28,808
                                          --------- ---------
Cash and equiv. - end of period            $31,180   $33,421
                                          ========= =========

Cash paid during period - Income taxes      $2,873    $3,407
                        - Interest             602       674

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Certain July 24, 1993 balance sheet items have been reclassed for comparability to July 30, 1994.

                LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 30, 1994, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of July 30, 1994 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 30, 1994. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.


2.   Interim Results
     ---------------
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 29, 1995.


3.   Commitments and Contingencies
     -----------------------------
     There has been no significant change from the prior fiscal year end audited financial statements.

                LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS
                            MANAGEMENT DISCUSSION


La-Z-Boy's sales and profits historically have been weakest in the first quarter of the fiscal year due to the Company's two-week vacation shutdown which coincides with the slowest sales period. Therefore, first quarter comparison to the prior year's first quarter may not be indicative of trends that will continue in the remaining quarters of the fiscal year.

Due to the cyclical nature of the Company's business, comparison of operations between the most recently completed quarter and the immediate preceding quarter would not be meaningful and could be misleading to the reader of these financial statements.

For further Management Discussion, see attached Exhibit I.

The Company's strong financial position is reflected in the debt to capital percentage of 17% and a current ratio of 4.4 to 1 at the end of the first quarter. At April 30, 1994, the debt to capital percentage was 17% and the current ratio was 4.1 to 1. At the end of the preceding year's first quarter, the debt to capital percentage was 17% and the current ratio was 4.4 to 1.
As of July 30, 1994, there was $60 million of unused lines of credit available under several credit arrangements.

                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------
The Company has been named as defendant in various lawsuits arising in the normal course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that the resultant liability, if any, will not be material to the Company's consolidated financial position.


Item 2.  Changes in Securities
- - ------------------------------
None.


Item 3.  Default Upon Senior Securities
- - ---------------------------------------
None.


Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------
The Annual Meeting of Shareholders of La-Z-Boy Chair Company was held on July 25, 1994, for the purposes of electing three members to the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of l934 and there was no solicitation in opposition of management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected.


Item 5.  Other Information
- - --------------------------
None.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
Exhibit I News Release and Financial Information Release: re Actual first quarter results and Management Discussion dated August 22, 1994.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LA-Z-BOY CHAIR COMPANY
                                                      (Registrant)




Date:  August 22, 1994                           James J. Korsnack
                                                 Corporate Controller