Form 10-Q
period 1994-10-29
LA Z BOY CHAIR CO
filed 1994-11-16
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 FOR QUARTER ENDED    October 29, 1994       COMMISSION FILE NUMBER    0-5091

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


                     YES     [X]              NO     [ ]

     Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:



              Class                          Outstanding at October 29, 1994
  Common Shares, $1.00 par value                       17,975,406

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated November 15, 1994 and are incorporated herein by reference.

         LA-Z-BOY CHAIR COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                        Three Months Ended   Six Months Ended
                                        ------------------- -------------------
                                        Oct. 29,  Oct. 23,  Oct. 29,  Oct. 23,
                                          1994      1993       1994      1993
                                        --------- --------- --------- ---------
Cash Flows from Operating Activities
 Net income                              $12,078   $10,415   $16,348   $17,741

Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Accounting change                            0         0         0    (3,352)
  Depreciation and amortization            3,590     3,375     7,322     6,674
  Change in receivables                  (43,798)  (42,424)   (9,889)  (11,440)
  Change in inventories                      621    (2,573)   (8,571)  (14,904)
  Change in other assets and liab.        15,134    15,640     3,041       401
  Change in deferred taxes                  (875)       21      (875)      379
                                        --------- --------- --------- ---------
   Total adjustments                     (25,328)  (25,961)   (8,972)  (22,242)
                                        --------- --------- --------- ---------
   Cash Provided by Operating
    Activities                           (13,250)  (15,546)    7,376    (4,501)

Cash Flows from Investing Activities
 Proceeds from disposals of assets         1,210        56     1,234        67
 Capital expenditures                     (4,498)   (5,894)  (10,488)   (9,214)
 Change in other investments                 (75)   (2,013)     (534)   (3,077)
                                        --------- --------- --------- ---------
  Cash Used for Investing Activities      (3,363)   (7,851)   (9,788)  (12,224)

Cash Flows from Financing Activities
 Short-term debt                             261       441       261       441
 Long-term debt                                0         0     7,500         0
 Change in unexpended IRB funds            1,827         0      (739)        0
 Retirements of debt                        (261)     (364)   (5,011)     (453)
 Sale of stock under stock option plans    1,154       584     1,357     1,227
 Stock for 401(k) employee plans             429       607       830     1,366
 Purchase of La-Z-Boy stock               (2,742)      (79)   (9,351)     (596)
 Payment of cash dividends                (3,067)   (2,737)   (6,176)   (5,467)
                                        --------- --------- --------- ---------
  Cash Used for Financing Activities      (2,399)   (1,548)  (11,329)   (3,482)

Effect of exch. rate changes on cash         131      (111)      114      (236)
                                        --------- --------- --------- ---------
Net change in cash and equivalents       (18,881)  (25,056)  (13,627)  (20,443)

Cash and equiv. - beginning of period     31,180    33,421    25,926    28,808
                                        --------- --------- --------- ---------
Cash and equiv. - end of period          $12,299    $8,365   $12,299    $8,365
                                        ========= ========= ========= =========

Cash paid during period - Income taxes    $8,980   $10,320   $11,853   $13,727
                        - Interest          $816      $749    $1,418    $1,423

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

Certain prior year balance sheet items have been reclassed for comparability to the current year.

                LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 30, 1994, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of October 29, 1994 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 30, 1994. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

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

For further Management Discussion, see attached Exhibit I.

Second quarter health care expenses matched expectations while the previous two quarters exceeded expectations.

The 46% increase in other income for the quarter was due to favorable Canadian exchange rate fluctuations, a gain on the sale of stock and increased royalty income being partially offset by lower pension income.

Income tax expense as a percent of pretax profit was higher than last year for both the quarter and six months ended due to an unfavorable mix of tax rates across tax divisions.

In October, a plant in Siloam Springs, Arkansas was sold and will be replaced by a new, larger plant currently under construction.

The Company's strong financial position is reflected in the debt to capital percentage of 17% and a current ratio of 3.8 to 1 at the end of the second quarter. At April 30, 1994, the debt to capital percentage was 17% and the current ratio was 4.1 to 1. At the end of the preceding year's second quarter, the debt to capital percentage was 18% and the current ratio was 3.7 to 1. As of October 29, 1994, there was $62 million of unused lines of credit available under several credit arrangements.

Approximately 30% of the 2 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.

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


Item 2.  Changes in Securities
- ------------------------------
None.


Item 3.  Default Upon Senior Securities
- ---------------------------------------
None.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
None.


Item 5.  Other Information
- --------------------------
None.


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------
Exhibit I News Release and Financial Information Release: re Actual second quarter results and Management Discussion dated November 15, 1994.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended October 29, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LA-Z-BOY CHAIR COMPANY
                                                      (Registrant)




Date:  November 15, 1994                           James J. Korsnack
                                                  Corporate Controller