Form 10-Q
period 1995-01-28
LA Z BOY CHAIR CO
filed 1995-02-15
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 FOR QUARTER ENDED    January 28, 1995       COMMISSION FILE NUMBER    0-5091

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


                     YES     [X]              NO     [ ]

     Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:



              Class                          Outstanding at January 28, 1995
  Common Shares, $1.00 par value                       17,968,660

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated February 15, 1995 and are incorporated herein by reference.

         LA-Z-BOY CHAIR COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                         Three Months Ended  Nine Months Ended
                                        ------------------- -------------------
                                        Jan. 28,  Jan. 22,  Jan. 28,  Jan. 22,
                                          1995      1994       1995      1994
                                        --------- --------- --------- ---------
Cash Flows from Operating Activities
 Net income                               $7,221    $7,988   $23,569   $25,729

Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Accounting change                            0         0         0    (3,352)
  Depreciation and amortization            3,829     3,580    11,151    10,254
  Change in receivables                   26,498    28,387    16,609    16,947
  Change in inventories                      173    (1,460)   (8,398)  (16,364)
  Change in other assets and liab.          (183)   (7,523)    2,858    (7,122)
  Change in deferred taxes                (2,310)        3    (3,185)      382
                                        --------- --------- --------- ---------
   Total adjustments                      28,007    22,987    19,035      745
                                        --------- --------- --------- ---------
   Cash Provided by Operating
    Activities                            35,228    30,975    42,604    26,474

Cash Flows from Investing Activities
 Proceeds from disposals of assets           104        79     1,338       146
 Capital expenditures                     (4,691)   (4,069)  (15,179)  (13,283)
 Change in other investments               1,607      (234)    1,073    (3,311)
                                        --------- --------- --------- ---------
  Cash Used for Investing Activities      (2,980)   (4,224)  (12,768)  (16,448)

Cash Flows from Financing Activities
 Short-term debt                               0         0       261       441
 Long-term debt                                0         0     7,500         0
 Change in unexpended IRB funds              680         0       (59)        0
 Retirements of debt                           0      (530)   (5,011)     (983)
 Sale of stock under stock option plans      194       456     1,551     1,683
 Stock for 401(k) employee plans             349       707     1,179     2,073
 Purchase of La-Z-Boy stock                 (994)     (261)  (10,345)     (857)
 Payment of cash dividends                (3,056)   (3,109)   (9,232)   (8,576)
                                        --------- --------- --------- ---------
  Cash Used for Financing Activities      (2,827)   (2,737)  (14,156)   (6,219)

Effect of exch. rate changes on cash        (168)       23       (54)     (213)
                                        --------- --------- --------- ---------
Net change in cash and equivalents        29,253    24,037    15,626     3,594

Cash and equiv. at beginning of period    12,299     8,365    25,926    28,808
                                        --------- --------- --------- ---------
Cash and equiv. at end of period         $41,552   $32,402   $41,552   $32,402
                                        ========= ========= ========= =========

Cash paid during period - Income taxes   $10,923    $6,542   $22,776   $20,269
                        - Interest          $944      $522    $2,362    $1,945

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

                LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 30, 1994, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of January 28, 1995 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 30, 1994. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

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

For further Management Discussion, see attached Exhibit I.

The Company's strong financial position is reflected in the debt to capital percentage of 16% and a current ratio of 4.0 to 1 at the end of the third quarter. At April 30, 1994, the debt to capital percentage was 17% and the current ratio was 4.1 to 1. At the end of the preceding year's third quarter, the debt to capital percentage was 17% and the current ratio was 3.8 to 1.
As of January 28, 1995, there was $62 million of unused lines of credit available under several credit arrangements.

Approximately 28% of the 2 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.

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


Item 2.  Changes in Securities
- ------------------------------
None.


Item 3.  Default Upon Senior Securities
- ---------------------------------------
None.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
None.


Item 5.  Other Information
- --------------------------
None.


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------
Exhibit I News Release and Financial Information Release: re Actual third quarter results and Management Discussion dated February 15, 1995.

An 8-K was filed on January 13, 1995 discussing the agreement to acquire England/Corsair, Inc.

An 8-K was filed on January 27, 1995 discussing third quarter sales and profits.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended January 28, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LA-Z-BOY CHAIR COMPANY
                                                      (Registrant)




Date:  February 15, 1995                           James J. Korsnack
                                                  Corporate Controller