Form 10-K/A
period 1994-04-30
LA Z BOY CHAIR CO
filed 1995-03-20
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                (Amendment No. 1)
                                       to

                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended April 30, 1994 - Commission File No. 1-9656


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

    Documents Incorporated By Reference:

         Portions of the 1994 Annual Report to Shareholders for the year ended April 30, 1994 are incorporated by reference into Part I.

         Portions of the Annual Proxy Statement filed with the Securities and Exchange Commission on June 24, 1994 are incorporated by reference into
    Part III.

Part I items 1-3 Part II items 5-8, Part III items 10-13 and Part IV item 14 are amended in their entirety, and a new section of Part I is added as set forth below.

                                     PART I

    Item 1. Business

         The information required in Part I, Item 1, sections (a), (b) is contained in the Registrant's 1994 Annual Report to Shareholders, pages 1 thru 7, and is incorporated herein by reference.


    (c)(1)(i) Principal Products

         The Registrant operates in the furniture industry and as such does not have differing segments. "Residential" dealers are those who resell to individuals for their home use. "Contract" seating and casegood products are sold to commercial dealers. Additional information regarding products and market share data is contained in the Registrant's 1994 Financial Report and Other Information, as shown in
    Exhibit I page 22, and is incorporated herein by reference.


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

    (c)(1)(xi)  Research & Development

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


     (c)(1)(xii) Compliance with Environmental Regulations

     The Registrant has been identified as a Potentially Responsible Party ("PRP") at two clean-up sites: Organic Chemical and Seaboard Chemical Company. At each site, the Company has been identified as a de minimus contributor and volumetric assessments indicate that the Company's contributions to each site have been less than .1% of the total. Each site has either completed or has begun the Phase I cleanup and the total cleanup costs expected to be incurred at each site have been estimated. The Company is also participating with a number of other companies in the voluntary RCRA closure of the Caldwell Systems site. The Company's volumetric assessment at this site is in the 1% range. The steering committee responsible for negotiating the cleanup plan with the EPA has recently reinitiated its negotiations in anticipation of initial cleanup activities. Estimates of the cleanup costs at the Caldwell site are also available. The number of PRP's and voluntary participants at the three sites range from 182 to in excess of 1,750. Based on a review of the number, composition and financial stability of the PRP's and voluntary participants at each site, along with cleanup cost estimates available, management does not believe that any significant risk exists that the Company will be required to incur total costs in excess of $100,000 at any of the sites. At April 30, 1994, a total of $300,000 has been accrued with respect to these three sites.


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

    Item 2. Properties


         In the United States, the Registrant operates twenty-three manufacturing plants (most with warehousing space), has an automated fabric processing center and divisional and corporate offices. The Registrant has one manufacturing plant in Canada. Some locations listed below have more than one plant.



         The location of these plants, the approximate floor space, principal operations conducted and the approximate number of employees at such locations as of April 30, 1994 are as follows:


                  Floor Space                                     Number of
    Location     (square feet)  Operations Conducted     Details  Employees
    --------     -------------  ---------------------    -------  ---------
    Monroe,            233,900  Corporate offices            (1)      476
    Michigan

    Newton,            628,175  Manufacture, assembly,       (2)    1,136
    Mississippi                 leather cutting and
                                warehousing of upholstery

    Redlands,          189,125  Upholstering, assembly       (3)      267
    California                  and warehousing of
                                upholstery

    Florence,          414,920  Manufacture, assembly        (4)      449
    South Carolina              and warehousing of
                                upholstery

    Florence,           48,400  Fabric processing            (5)       17
    South Carolina              center

    Neosho,            560,640  Manufacture, assembly        (6)    1,105
    Missouri                    and warehousing of
                                upholstery

    Dayton,            909,320  Manufacture, assembly        (7)    1,808
    Tennessee                   and warehousing of
                                upholstery


    Siloam Springs,    200,910  Manufacture and              (8)      296
    Arkansas                    assembly of upholstery

                   Floor Space                                     Number of
    Location      (square feet)  Operations Conducted     Details  Employees
    ------------  ------------  ----------------------   --------- ---------
    Tremonton,         672,770  Manufacture, assembly        (9)      839
    Utah                        and warehousing of
                                upholstery

    Leland,            311,990  Manufacture, assembly and   (10)      413
    Mississippi                 warehousing of Contract
                                casegoods and upholstery

    Waterloo,          257,340  Manufacture, assembly,      (11)      412
    Ontario                     and warehousing of
                                upholstery

    Lincolnton,        373,830  Manufacture and             (12)      393
    North Carolina              assembly of upholstery

    Grand Rapids,      440,000  Manufacture and assembly    (13)      117
    Michigan                    of Contract office
                                furniture/systems

    Lenoir area        554,770  Manufacture, assembly and   (14)      467
    (Hammary),                  warehousing of primarily
    North Carolina              Casegoods and some
                                upholstered products

    Hudson area      1,045,050  Manufacture, assembly,      (15)    1,175
    (Kincaid),                  and warehousing of
    North Carolina              Casegoods
                     ---------                                      -----
                     6,841,140                                      9,370

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

       (6) This facility includes a 130,000 square foot addition completed in 1979, two dry kilns constructed in 1985 at a total square footage of 4,300, a 72,000 square foot manufacturing addition completed in 1987 and in addition made in 1990 of 25,000 square feet. During 1993 a 37,500 square foot metal stamping room was added. The balance of 291,840 represents the original building which was constructed in 1969.

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

      (14) In 1986, the operating assets of Hammary Furniture Company were acquired, which included three manufacturing facilities: one built in 1946 consisting of 136,500 square feet located in Lenoir, North Carolina; another constructed in 1968 with 341,580 square feet, including a warehouse of 141,000 built in 1990, located in Granite Falls, North Carolina; and a third facility in Sawmills, North Carolina, built in 1963 consisting of 75,000 square feet. During 1993, a 4,000 square foot dry lumber storage building was built to replace a 2,310 square foot building that was torn down.

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




    Item 3.  Legal Proceedings

         Information relating to certain legal proceedings (Note 9 of the Consolidated Financial Statements in the Registrant's 1994 Financial Report and Other Information, as shown in Exhibit I page 17) is incorporated herein by reference.


Executive Officers of the Registrant

Listed below is the information required for the Executive Officers of the Company


Name                     Age             Business Experience
Charles T. Knabusch      54   Chairman of the Board and President of the
                                Company for more than five years.
Edwin J. Shoemaker       87   Vice Chairman of the Board and Executive
                                 Vice President of Engineering for more
                                 than five years.
Frederick H. Jackson     66   Vice President Finance for more than five years.
Patrick H. Norton        72   Senior Vice President, Sales and Marketing for
                                 more than five years.
Charles W. Nocella       62   Vice President of Manufacturing for more than
                                 five years.
Gene M. Hardy            57   Secretary and Treasurer of the Company for more
                                 than five years.


    PART II

         The information required in Part II (Items 5 thru 8) is contained in the La-Z-Boy Chair Company's 1994 Financial Report and Other Information,
    Exhibit I pages 1 thru 17 and 24 through 35, and is incorporated herein by reference.


    Item 9 is not applicable.

    PART III

         For information concerning the Company's Executive Officers required by Regulation S-K 401(b), see "Executive Officers of the Registrant" above. All other information required in Part III (Items 10 thru 13) is contained in the Registrant's proxy statement dated June 24, 1994, on pages 1 thru 14, and is incorporated herein by reference.


    PART IV

    Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K



    (a)  Index to Financial Statements

    (1)  Financial Statements:
                                                             Page in Exhibit I
         Report of Independent Accountants . . . . . . . . . .     2
         Consolidated Statements of Income for the
          three years ended April 30, 1994 . . . . . . . . . .     3
         Consolidated Balance Sheets at April 30, 1994
          and April 24, 1993 . . . . . . . . . . . . . . . . .     4
         Consolidated Statements of Cash Flows for the
          three years ended April 30, 1994 . . . . . . . . . .     6
         Consolidated Statements of Changes in Share-
          holders' Equity for the three years ended
          April 30, 1994 . . . . . . . . . . . . . . . . . . .     8
         Notes to Consolidated Financial Statements  . . . . .     9

    (2)  Financial Statement Schedules:

         For the three years ended April 30, 1994
         V    Property, Plant and Equipment  . . . . . . . . .    18
         VI   Accumulated Depreciation, Depletion and Amorti-
               zation of Property, Plant and Equipment . . . .    20
         VIII Valuation and Qualifying Accounts  . . . . . . .    22
         IX   Supplementary Income Statement Information . . .    23

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3)  Exhibits

         I. 1994 Financial Report and Other Information (filed with this amendment)

         II. Pages 1-7 of the Registrant's Annual Report to Shareholders (previously filed as an exhibit to this report on Form 10-K).


         III. Articles of Incorporation filed on Form 10-K dated July 20, 1993 (Commission File No. 1-9656) is incorporated herein by reference.


         IV. By-laws filed on Form 10-K dated July 20, 1993 (Commission File No. 1-9656) is incorporated herein by reference.


         V. Form of certificate for Common Stock $1.00 par value (filed as an exhibit to registrant's Form S-8 Registration Statement (Commission File No. 33-50318) and incorporated herein by reference).


       * VI. La-Z-Boy Chair Company 1993 Performance-Based Stock plan (filed as Exhibit A to registrant's proxy statement dated June 25, 1993 (Commission File No. 1-9656) and incorporated herein by reference).


       * VII. La-Z-Boy Chair Company Restricted Stock Plan for Non-Employee Directors (filed as Exhibit B to registrant's proxy statement dated July 6, 1989 (Commission File No. 1-9656) and incorporated herein by reference).


        *VIII.La-Z-Boy Chair Company Executive Incentive Compensation Plan
              Description (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).


        *IX. La-Z-Boy Chair Company Supplemental Executive Retirement Plan dated May 1, 1991 (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).


        *X. La-Z-Boy Chair Company 1986 Restricted Share Plan (filed as an exhibit to registrant's proxy statement dated June 26, 1986 (Commission File No. 1-9656) and incorporated herein by reference).

        *XI. La-Z-Boy Chair Company Amended and Restated 1989 Restricted Share
             Plan filed as Exhibit A to registrant's proxy statement dated July 6, 1989 (Commission File No. 1-9656) and incorporated herein by reference).


        *XII.La-Z-Boy Chair Company 1986 Incentive Stock Option Plan (filed as Exhibit B to registrant's proxy statement dated June 26, 1986 (Commission File No. 1-9656) and incorporated herein by reference).


        *XIII.Form of Change in Control Agreement, accompanied by list of employees party thereto (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).


        *XIV. Form of Indemnification Agreement and list of Registrant's directors who are parties thereto (filed as an exhibit to Form 8, Amendment No. 1 dated November 3, 1989 (Commission File No. 1-9656) and incorporated herein by reference).


         XV. Agreement and Plan of Merger with Kincaid Furniture Company, Incorporated (filed as Exhibit (c) to registrant's Schedule 14D-1 dated December 18, 1987 (Commission File No. S-36021) and incorporated herein by reference).


         XVI. Revolving Credit and Term Loan Agreement dated as of April 22, 1988 (filed as an exhibit to registrant's Form 8, Amendment No. 1 dated November 3, 1989 (Commission File No. 1-9656) and incorporated herein by reference).


         XVII.Fixed Rate Term Loan Agreement dated as of April 22, 1988 (filed as an exhibit to registrant's Form 8, Amendment No. 1 dated November 3, 1989 (Commission File No. 1-9656) and incorporated herein by reference).


        XVIII.La-Z-Boy Chair Company 1979 Key Employee Stock Option Plan (filed as an exhibit to Form S-8 Registration Statement effective February 15, 1980 (Commission File No. 2-66510) and incorporated herein by reference).

        XIX. List of subsidiaries of La-Z-Boy Chair Company filed as an exhibit to Form S-4 (Commission File No. 33-57623) and incorporated herein by reference).


        XX.   Consent of Price Waterhouse LLP (filed with this amendment).


        (27)  Financial Data Schedule (EDGAR only)


________________________________
* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.



    (b)  Reports on Form 8-K

         News Release and Financial Information Release filed on Form 8-K, dated June 2, 1994 (Commission File No. 1-9656).


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LA-Z-BOY CHAIR COMPANY

                                 BY s\ F. H. Jackson         March 20, 1995
                                    -----------------
                                       F. H. Jackson
                                       Vice President Finance