Form 10-Q/A
period 1995-01-28
LA Z BOY CHAIR CO
filed 1995-03-20
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q/A
                               (Amendment No. 1)
                                      to

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 FOR QUARTER ENDED    January 28, 1995       COMMISSION FILE NUMBER    1-9656

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

     Part I, Part II item 1 and Part II item 6 are amended in their entirety as set forth below.

                        Part I.  Financial Information

Item 1   Consolidated Financial Statements

                          La-Z-Boy Chair Company
                      CONSOLIDATED SUMMARY OF OPERATIONS

                (Amounts in thousands, except per share data)

                                      THIRD QUARTER ENDED  (UNAUDITED)
                               ----------------------------------------------
                                    Amounts
                               ------------------            Percent of Sales
                               Jan. 28,  Jan. 22,  % Over    ----------------
                                 1995      1994    (Under)    1995     1994
                               --------  --------  -------   -------  -------
Sales                          $210,814  $192,648      9%     100.0%   100.0%
Cost of sales                   157,767   141,771     11%      74.8%    73.6%
                               --------  --------  -------   -------  -------
  Gross profit                   53,047    50,877      4%      25.2%    26.4%

S, G & A                         39,616    37,136      7%      18.8%    19.3%
                               --------  --------  -------   -------  -------
  Operating profit               13,431    13,741     -2%       6.4%     7.1%

Interest expense                  1,041       682     53%       0.5%     0.4%
Other income                        298       412    -28%       0.1%     0.3%
                               --------  --------  -------   -------  -------
  Pretax income                  12,688    13,471     -6%       6.0%     7.0%

Income taxes                      5,467     5,483     -0%      43.1%**  40.7%**
                               --------  --------  -------   -------  -------
  Net income                     $7,221    $7,988    -10%       3.4%     4.1%
                               ========  ========  =======   =======  =======

 Average shares                  17,968    18,302     -2%

 Earnings per share               $0.40     $0.44     -9%

 Dividends per share              $0.17     $0.17      0%

  ** As a percent of pretax income, not sales.

  Note: Acquisition amortization of $259 for both periods has been reclassified from other income to S, G & A.

                         La-Z-Boy Chair Company
                      CONSOLIDATED SUMMARY OF OPERATIONS

                (Amounts in thousands, except per share data)

                                       NINE MONTHS ENDED  (UNAUDITED)
                               ----------------------------------------------
                                    Amounts
                               ------------------            Percent of Sales
                               Jan. 28,  Jan. 22,  % Over    ----------------
                                 1995      1994    (Under)    1995     1994
                               --------  --------  -------   -------  -------
Sales                          $615,787  $563,788      9%     100.0%   100.0%
Cost of sales                   458,237   416,978     10%      74.4%    74.0%
                               --------  --------  -------   -------  -------
  Gross profit                  157,550   146,810      7%      25.6%    26.0%

S,G & A                         116,187   109,109      6%      18.9%    19.3%
                               --------  --------  -------   -------  -------
  Operating profit               41,363    37,701     10%       6.7%     6.7%

Interest expense                  2,455     2,178     13%       0.4%     0.4%
Other income                      1,705     1,800     -5%       0.3%     0.3%
                               --------  --------  -------   -------  -------
  Pretax income                  40,613    37,323      9%       6.6%     6.6%

Income taxes                     17,044    14,946     14%      42.0%**  40.0%**
                               --------  --------  -------   -------  -------
Income before acctg. change      23,569    22,377      5%       3.8%     4.0%
Accounting change                     -     3,352     N/A          -     0.6%
                               --------  --------  -------   -------  -------
  Net income                    $23,569   $25,729     -8%       3.8%     4.6%
                               ========  ========  =======   =======  =======

 Average shares                  18,083    18,257     -1%

Earnings per share:
- -------------------
 Income before acctg. change      $1.30     $1.23      6%

 Accounting change                    -      0.18     N/A
                               --------  --------  -------
 Net income                       $1.30     $1.41     -8%
                               ========  ========  =======

 Dividends per share              $0.51     $0.47      9%

  ** As a percent of pretax income, not sales.

  Note: Acquisition amortization of $779 for both periods has been reclassified from other income to S, G & A.

                            La-Z-Boy Chair Company
                          CONSOLIDATED BALANCE SHEET

                            (Dollars in thousands)

                                   Unaudited           Increase
                               ------------------     (Decrease)       Audited
                               Jan. 28,  Jan. 22,  ----------------   April 30,
                                 1995      1994    Dollars  Percent     1994
                               --------  --------  -------  -------   ---------
Current Assets
  Cash & equivalents            $41,552   $32,402   $9,150      28%    $25,926
  Receivables                   166,506   153,003   13,503       9%    183,115
  Inventories
    Raw materials                36,362    33,259    3,103       9%     31,867
    Work-in-process              33,574    32,063    1,511       5%     29,325
    Finished goods               26,732    29,698   (2,966)    -10%     26,676
                               --------  --------  -------  -------   --------
      FIFO inventories           96,668    95,020    1,648       2%     87,868
      Excess of FIFO over LIFO  (21,034)  (18,170)  (2,864)    -16%    (20,632)
                               --------  --------  -------  -------   ---------
        Total inventories        75,634    76,850   (1,216)     -2%     67,236

  Deferred income taxes          17,820    13,720    4,100      30%     15,160
  Other current assets            5,084     5,614     (530)     -9%      4,148
                               --------  --------  -------  -------   ---------
    Total Current Assets        306,596   281,589   25,007       9%    295,585

Property, plant & equipment      97,552    93,889    3,663       4%     94,277

Goodwill                         20,085    20,991     (906)     -4%     20,752

Other long-term assets           17,191    18,541   (1,350)     -7%     19,639
                               --------  --------  -------  -------   ---------
      Total Assets             $441,424  $415,010  $26,414       6%   $430,253
                               ========  ========  =======  =======   =========

Certain prior year balance sheet items have been reclassed for comparability to the current year.

                            La-Z-Boy Chair Company
                          CONSOLIDATED BALANCE SHEET

                            (Dollars in thousands)

                                   Unaudited           Increase
                               ------------------     (Decrease)       Audited
                               Jan. 28,  Jan. 22,  ----------------   April 30,
                                 1995      1994    Dollars  Percent     1994
                               --------  --------  -------  -------   ---------
Current Liabilities
  Current portion of L/T debt    $1,875    $2,875  ($1,000)    -35%      2,875
  Accounts payable               29,761    22,740    7,021      31%     21,552
  Payroll/benefits               26,750    23,283    3,467      15%     29,453
  Estimated income taxes            803     3,148   (2,345)    -74%      3,882
  Other current liabilities      16,975    16,511      464       3%     13,701
                               --------  --------  -------  -------   ---------
    Total Current Liabilities    76,164    68,557    7,607      11%     71,463

Long-term debt                   56,245    52,495    3,750       7%     52,495

Deferred income taxes             6,424     6,455      (31)     -0%      6,949

Other long-term liabilities       8,170     7,579      591       8%      8,435

Shareholders' Equity
  17,968,660 shares, $1.00 par   17,969    18,320     (351)     -2%     18,287
  Capital in excess of par       10,464     9,596      868       9%     10,147
  Retained earnings             267,014   252,550   14,464       6%    263,348
  Currency translation           (1,026)     (542)    (484)    -89%       (871)
                               --------  --------  -------  -------   ---------
    Total Shareholders' Equity  294,421   279,924   14,497       5%    290,911
                               --------  --------  -------  -------   ---------
      Total Liabilities and
      Shareholders' Equity     $441,424  $415,010  $26,414       6%   $430,253
                               ========  ========  =======  =======   =========

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

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Due to the cyclical nature of the Company's business, comparison of operations between the most recently completed quarter and the immediate preceding quarter would not be meaningful and could be misleading to the reader of these financial statements.


La-Z-Boy Chair Company's 1995 fiscal third quarter that ended
January 28, 1995 set a third quarter record with sales up
9%. Net income per share was 9% lower than last year's third quarter.



The third quarter and nine months ended sales both increased 9%. Management believes the increases were primarily the result of the general economic recovery and were roughly equal to growth in the U.S. Furniture industry. Price increases were generally in the 1-3% range and the remainder of the increases were primarily due to volume increases. The decline in the Canadian exchange rate from last year in the third quarter and nine months ended reduced the sales increase by .3 points.



Sales do not include any acquired companies, so the third quarter and nine months improvements of 9% were all internally generated. Excluding exchange rate fluctuations sales increased in each period at all five operating divisions with particular strength at Hammary.



In general, incoming sales orders and backlogs as of February
15, 1995 continue to be good.



For the nine month period ended gross profit as a percent of sales (margins) dropped from 26.0% last year to 25.6%. The majority of the decrease in nine month margins occurred in the third quarter. Gross profit as a percent of sales (margins) dropped from 26.4% in last year's third quarter to 25.2% primarily due to cost increases. The third quarter's health-care costs were about 25% higher that last year. Adverse selection and provider cost shifting are thought to have caused the 25% jump. Fourth quarter health-care costs are expected to be roughly equal to last year's quarter on a per week basis.
(Last year's fourth quarter had high health-care costs).
Costs of leather, fabric, cartoning and premium (not frame stock) woods were measurably up and are not expected to decline.
Cartoning is expected to further increase in cost in the fourth quarter of fiscal 1995. Factory wage costs were up but were within expectations. The next wage increase is scheduled to occur in the residential division at 3/1/95 and is expected to be moderate.


To a lesser extent, 1995's third quarter margins were unfavorably impacted approximately .1 points by incentives and costs associated with the introduction of new contract products as well as an unfavorable Canadian/U.S. dollar exchange rate. The contract items are not expected to impact the upcoming fourth quarter as much as the third quarter. Canadian exchange rate gross margin impacts are expected to continue unless the Canadian dollar strengthens.


The costs and anticipated higher sales associated with La-Z-Boy's new TV advertising campaign will affect the company's financial results in the fourth quarter and beyond. The national campaign is part of a long-term effort believed to be necessary to further expand the company's marketshare by repositioning La-Z-Boy as a complete furniture resource.

The third quarter and nine months ended S, G & A expenses increased 7% and 6% respectively from the prior year largely due to the increase in sales. S, G & A expenses have been slightly less than what was expected before the year started. This was primarily in the selling expenses area. With the new TV advertising program, fourth quarter S, G & A expenses are expected to exceed both last year and expectation before the year started.



The increase in interest expense for the quarter and nine months ended was primarily due to higher interest rates.



Other income for the third quarter was down from the prior year primarily due to Canadian exchange impacts. This was partially offset by increased interest income due to increased investments and higher interest rates. The Canadian dollar impacts are due to revaluations of trade and other cash-type intercompany balances at the end of each quarter and only change or cause P&L impacts if the Canadian/U.S. dollar exchange rate changes from the end of one quarter to the end of the next consecutive quarter. That is, unfavorable P&L impacts will not occur in the fourth quarter if the rate stays the same or strengthens (from Canada's perspective).


Income taxes as a percent of pretax profit was higher than last year for both the quarter and nine months ended primarily due to unfavorable tax situations at La-Z-Boy's Canadian operating division. The higher tax rates may continue in the fourth quarter.


The estimated income taxes liability was $2.3 million less at the end of January, 1995 compared to January, 1994. The January, 1994 balance was overstated and corrected in the fourth quarter last year with the offsetting adjustment to deferred taxes. Since last year, the company has also settled several audits and tax disputes which resulted in a significant reduction in the estimated income taxes liability.


The deferred income taxes asset was higher at the end of January, 1995 compared to January, 1994 due to the increase in expenses which were deducted for book purposes but cannot currently be deducted for tax purposes like accrued bad debts expenses.


As mentioned above, a major new TV advertising program began in February. This program is intended to increase sales over the longer term. Effects on sales in the shorter term (the next few quarters) are difficult to predict but sales increases and other related favorable management actions may not be enough to cover the net additional costs of the TV program.



Raw materials were up 9% vs. last year. About half of the increase was in fabric and leather; and although it was higher than desired, plans are in place for a reduction by April, 1995. Lumber was planned to increase as part of seasonal purchasing and should be declining soon.


Finished goods declined 10%, roughly as planned. On hand balances should be leveling off although efforts are still underway to reduce balances longer term.


The 89% decrease in the balance sheet currency translation adjustment from 1/22/94 to 1/28/95 was due to the decline in the Canadian exchange rate from .7627 to .7069 (Canadian dollar to U.S. dollar ratio). This reduced the present valuation of investments in the Canadian division.



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

                         PART II.  OTHER INFORMATION





Item 1.  Legal Proceedings
- --------------------------
Not applicable.



Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------


(a)(1)(2) Amended and Restated Reorganization Agreement and the Amended and Restated Plan of Merger among La-Z-Boy Chair Company, LZB Acquisition, Inc. and England/Corsair, Inc. (Filed as annexes A and B to Form S-4 (Commission File 33-57623) and incorporated herein by reference).

   (27)   Financial Data Schedule (EDGAR only)


(b) An 8-K was filed on January 13, 1995 discussing the agreement to acquire England/Corsair, Inc.

    An 8-K was filed on January 27, 1995 discussing third quarter sales and profits.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LA-Z-BOY CHAIR COMPANY
                                                      (Registrant)




Date:  March 20, 1995                           James J. Korsnack
                                                  Corporate Controller