Form 10-K
period 1995-04-29
LA Z BOY CHAIR CO
filed 1995-07-26
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                  THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended April 29, 1995 - Commission File No. 1-9656


                       LA-Z-BOY CHAIR COMPANY
          (Exact name of registrant as specified in its charter)

                   MICHIGAN                     38-0751137
         (State or other jurisdiction of     (I.R.S. Employer
         incorporation or organization)      Identification No.)

         1284 N. Telegraph Road, Monroe, Michigan         48162
         (Address of principal executive offices)       (Zip Code)
         Registrant's Telephone Number - Area Code (313) 242-1444
         Securities registered pursuant to Section 12(b) of the Act:None Securities registered pursuant to Section 12(g) of the Act:

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

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 23, 1995.

           Common Shares, $1.00 Par Value - $493,546,702

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                Outstanding at June 23, 1995
       Common Shares, $1.00 Par              18,450,344

Documents Incorporated By Reference:

     Portions of the 1995 Annual Report to Shareholders for the year ended April 29, 1995 are incorporated by reference into Parts I, II and IV.

     Portions of the Annual Proxy Statement filed with the Securities and Exchange Commission on June 30, 1995 are incorporated by reference into
Part III.

                               PART I

Item 1.  Business

     The information required in Part I, Item 1, section (a) is contained in the Registrant's 1995 Annual Report to Shareholders, in the section headed England/Corsair and in Note 2 to the Registrant's consolidated financial statements contained in the Annual Report, and is incorporated herein by reference.


(b)-(c)(1)(i) Principal Products

     The Registrant operates in the furniture industry and as such does not have differing segments. "Residential" dealers are those who resell to individuals for their home use. "Contract" seating and casegood products are sold to commercial dealers. Additional information regarding products and market share data is contained in the Registrant's 1995 Annual Report on page 26 and is incorporated herein by reference.


(c)(1)(ii) Status of New Products or Segments

     There were not any major new products or segments during the 1995 fiscal year.


(c)(1)(iii) Raw Materials

     The principal raw materials used by the Registrant in the manufacture of its products are hardwoods for solid wood dining room and bedroom furniture, casegoods, occasional tables and for the frame components of seating units; plywood and chipwood for internal parts; veneers for dining room furniture, wall units, and occasional tables; water-based and liquid finishes (stains, sealants, lacquers) for external wood; steel for the mechanisms; leather, cotton, wool, synthetic and vinyl fabrics for covers; and polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning. Steel and wood products are generally purchased from a number of sources, usually in the vicinity of the particular plant, and product-covering fabrics and polyurethane are purchased from a substantial number of sources on a mostly centralized basis. The Registrant fabricates many of the parts in its products, largely because quality parts made to its exact specifications are not obtainable at reasonable cost from outside sources.

     Raw materials costs historically have been about 37 percent of sales in the upholstery operations and a somewhat higher percentage in the casegoods operations. Purchased fabric (which includes leather) is the largest single raw material cost representing about 42 percent of total upholstery product material costs. Polyurethane (poly) foam for cushions and padding and lumber are the next two largest types of upholstery raw material costs. Both fabric and poly are highly sensitive to changes in the price of oil. Price increases for raw materials excluding lumber have kept pace with the inflation rate in recent years and are expected to continue to do so. Lumber prices have stabilized during the past year after two years of double digit price increases.

    Lumber, like most commodities, historically has had sharp changes in prices over the short term and long term. The Registrant is usually not as affected by these changes as much as many other furniture manufacturers due to the large percentage of upholstered goods manufactured that do not require as much lumber as casegoods. Also, wood substitutes, (e.g. steel, plastic) can be used to some degree in upholstered products.


(c)(1)(iv) Patents, Licenses and Franchises or Concessions

     The Registrant has a number of patents on its reclining chair and rocking chair mechanisms which it believes were important to the early success of the Registrant and to its present competitive position. It believes, however, that since it is so firmly established in the industry, the loss of any single or small group of patents would not materially or adversely affect the Registrant's business. The Registrant has no material licenses, franchises or concessions.


(c)(1)(v) Seasonal Business

     The Registrant generally experiences its lowest level of sales during its first quarter. When possible, the scheduling of production is designed to maintain generally uniform manufacturing activity throughout the year, except for mid summer plant shutdowns to coincide with slower sales.


(c)(1)(vi) Practices Regarding Working Capital Items

     The Registrant does not carry significant amounts of upholstered finished goods inventory to meet rapid delivery requirements of customers or to assure itself of a continuous allotment of goods from suppliers. Normal customer terms provide for one payment due within 45 days with a 1 percent discount within 30 days (one installment, 1 percent discount 30 net 45). Extended dating is often offered on sales promotions.

     Most casegoods finished goods inventories are built to provide for quicker delivery requirements of customers without installment credit terms, therefore, resulting in higher levels of finished product on hand at any period in time than the upholstered products. Kincaid and Hammary divisions primarily sell casegood products. Casegoods are also sold through the Contract Division.


(c)(1)(vii) Customers

     The Registrant distributes to over 12,000 locations. The
Registrant does not have any customer whose sales amount to 10 percent or more of the Registrant's consolidated sales for fiscal year 1995. The Registrant's approximate dealer mix consisted of 41 percent proprietary, 14 percent to major dealers (Montgomery Ward and other department stores) and 45 percent to general dealers.

     Proprietary stores consist of stores dedicated to the sale of La-Z-Boy products and in-store dedicated galleries. The dedicated stores include La-Z-Boy Furniture Galleries stores and Showcase Shoppes. In-store dedicated galleries have been established for each of the Company's divisions.

(c)(1)(viii) Orders and Backlog

     It has been determined that the majority of the Registrant's
Residential Division orders are for dealer stock, with approximately 35 percent of orders being requested directly by customers.
Furthermore, about 20 percent of units produced at all divisions are built for the Registrant's inventory. The remainder are "built-to-order" for dealers.

     As of July 1, 1995, backlogs, including England/Corsair, were approximately $67 million compared to approximately $73 million on July 2, 1994 which excludes England/Corsair. This represents less than six weeks of sales. On average, orders are shipped in approximately five weeks. Any measure of backlog at a point in time may not be indicative of future sales performance. The Registrant does not rely on backlogs to predict future sales since the sales cycle is only five weeks and backlog can change from week to week. The decline in backlogs is felt to be due to the general slowing of the furniture industry during the summer. The slowdown in business recently has been more than normal and is believed to be an industry wide occurrence.

     The cancellation policy for La-Z-Boy Chair Company, in general, is that an order cannot be cancelled after it has been selected for production. Orders from prebuilt stock though, may be cancelled up to the time of shipment.


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

     The Registrant has approximately fifteen major competitors in the U.S. reclining or motion chair field and a substantially larger number of competitors in the upholstery business as a whole and in the casegoods and Contract businesses.


(c)(1)(xi) Research and Development Activities

     The Registrant spent $7.9 million in fiscal 1995 for new product development, existing product improvement, quality control, improvement of current manufacturing operations and research into the use of new materials in the construction of its products. The Registrant spent $6.4 million in fiscal 1994 on such activities and $6.2 million on such activities in fiscal 1993. The Registrant's customers generally do not engage in research with respect to the Registrant's products.

(c)(1)(xii) Compliance with Environmental Regulations

     Information relating to Compliance with Environmental Regulations (Note 11 of the Consolidated Financial Statements appearing in La-Z-Boy Chair Company's Annual Report to Shareholders for 1995) is incorporated herein by reference.


(c)(1)(xiii) Number of Employees

     The Registrant and its subsidiaries employed 11,149 persons as of April 29, 1995 and 9,370 persons as of April 30, 1994. The April 1995 total includes England/Corsair.

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


Item 2.  Properties

     In the United States, the Registrant operates twenty-eight manufacturing plants (most with warehousing space), has an automated fabric processing center and divisional and corporate offices. The Registrant has one manufacturing plant in Canada. Some locations listed below have more than one plant.

     The location of these plants, the approximate floor space, principal operations conducted and the approximate number of employees at such locations as of April 29, 1995 are as follows:


                           Floor Space                          Number of
         Location          (square feet) Operations Conducted   Employees


         Monroe,             233,900     Corporate office,          494
         Michigan                        Residential and
                                         Contract division
                                         offices and R & D

         Newton,             628,707     Manufacture, assembly,   1,214
         Mississippi                     leather cutting and
                                         warehousing of
                                         upholstery

         Redlands,           189,125     Upholstering, assembly     279
         California                      and warehousing of
                                         upholstery

         Florence,           416,249     Manufacture, assembly      485
         South Carolina                  and warehousing of
                                         upholstery

         Florence,            48,400     Fabric processing           17
         South Carolina                  center

         Neosho,             560,640     Manufacture, assembly    1,092
         Missouri                        and warehousing of
                                         upholstery

         Dayton,             909,320     Manufacture, assembly    1,832
         Tennessee                       and warehousing of
                                         upholstery

         Siloam Springs,     399,616     Upholstering and           321
         Arkansas                        assembly of upholstery


         Tremonton,          672,770     Manufacture, assembly      842
         Utah                            and warehousing of
                                         upholstery

         Leland,             311,990     Manufacture, assembly      391
         Mississippi                     and warehousing of
                                         Contract casegoods and
                                         upholstery

         Waterloo,           257,340     Manufacture, assembly,     461
         Ontario                         and warehousing of
         (La-Z-Boy Canada Ltd.)          upholstery and division
                                         office

         Lincolnton,         375,823     Manufacture and            389
         North Carolina                  assembly of upholstery

         Grand Rapids,       440,000     Manufacture and            110
         Michigan                        assembly of Contract
                                         office furniture/systems

         Lenoir area,        654,688     Manufacture, assembly &    522
         North Carolina                  warehousing of primarily
         (Hammary)                       casegoods and some
                                         upholstered products
                                         and division office

         Hudson area,      1,040,745     Manufacture, assembly,   1,260
         North Carolina                  and warehousing of
         (Kincaid)                       casegoods and division
                                         office

         New Tazewell,       744,485     Manufacture, assembly    1,440
         Tennessee                       and warehousing of
         (England/Corsair)               primarily upholstery
                                         and division office
                          -----------                          ----------
                           7,883,798                             11,149
                          ===========                          ==========

     The Monroe, Michigan; Redlands, California; Dayton, Tennessee; Waterloo, Ontario, Canada; Lincolnton, North Carolina; Grand Rapids, Michigan; Lenoir, North Carolina; Hudson, North Carolina; most of the New Tazewell, Tennessee and the Newton, Mississippi woodworking plants are owned by the Registrant. The Florence, South Carolina; Neosho, Missouri; Newton, Mississippi; Siloam Springs, Arkansas and Tremonton, Utah plants as well as the automated Fabric Processing Center were financed by the issuance of industrial revenue bonds and are occupied under long-term leases with government authorities. The Leland, Mississippi plant is under a long-term lease between the Board of Supervisors of Washington County, Mississippi (lessor) and La-Z-Boy Chair Company (lessee). These leases are capitalized on the Registrant's books.

     The Registrant believes that its plants are well maintained, in good operating condition and will be adequate to meet its present and near future business requirements.

     The average age of the Registrants' properties is 22 years.


     Land improvements, buildings and building fixtures, machinery and equipment, information systems and other property, plant and equipment are depreciated using primarily accelerated methods over the estimated useful lives of the assets as follows:

                                                Years
                                              ----------
         Land Improvements                        20
         Buildings and building fixtures       15 to 30
         Machinery and equipment                  10
         Information systems                       5
         Other                                  3 to 5


Item 3. Legal Proceedings

     Information relating to certain legal proceedings (Note 11 of the Consolidated Financial Statements appearing in La-Z-Boy Chair Company's Annual Report to Shareholders for 1995) is incorporated herein by reference.


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


                            PART II

     The information required in Part II (Items 5 through 8) is contained in La-Z-Boy Chair Company's Annual Report to Shareholders for 1995, Exibit 13 from the Financial Report through the Unaudited
Quarterly Financial Information, and is incorporated herein by reference.


Item 9. Changes in and disagreements with accountants on Accounting and Financial Disclosure

        Not applicable.


                             PART III

      The information required in Part III (Items 10 through 13) is contained in the Registrant's proxy statement dated June 30, 1995 from the Stock Ownership of Certain Beneficial Owners section through the Performance Comparison section and also the Compensation Committee Interlocks and Insider Participation section and is incorporated herein by reference.

                              PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

       Listed below are all the documents filed as part of this report:

(a)  Index to Financial Statements

(1)  Financial Statements:
                                                       Page in Exhibit I
       Report of Independent Accountants on Financial
                  Statement Schedule............................S-2

(2)  Financial Statement Schedule:

       II Valuation and Qualifying Accounts.....................S-3

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

     (3)(a) Articles of Incorporation filed on Form 10-K dated July 20, 1993 (Commission File No. 1-9656) is incorporated herein by reference.

        (b)  By-laws filed on Form 10-K dated July 20, 1993
             (Commission File No. 1-9656) is incorporated herein by reference.

     (4)     Form of certificate for Common Stock $1.00 par value
             (filed as an exhibit to registrant's Form S-8 Registration Statement (Commission File No. 33-50318) and incorporated herein by reference).

   Instruments defining the rights of holders of long-term debt are not filed herewith, pursuant to paragraph (4)(iii) of Regulation S-K Item
   601. The Registrant will furnish all such documents to the Securities and Exchange Commission upon its request.

  * (10)(a)  La-Z-Boy Chair Company 1993 Performance-Based Stock plan
             (filed as Exhibit A to registrant's proxy statement dated June 25, 1993 (Commission File No. 1-9656) and incorporated herein by reference).

      * (b)  La-Z-Boy Chair Company Restricted Stock Plan for
             Non-Employee Directors (filed as Exhibit B to registrant's proxy statement dated July 6, 1989 (Commission File No. 1-9656) and incorporated herein by reference).

      * (c) La-Z-Boy Chair Company Executive Incentive Compensation Plan Description (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).

      * (d) La-Z-Boy Chair Company Supplemental Executive Retirement Plan dated May 1, 1991 (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).

      * (e) La-Z-Boy Chair Company 1986 Restricted Share Plan (filed as an exhibit to registrant's proxy statement dated
             June 26, 1986 (Commission File No. 1-9656) and incorporated herein by reference).

      * (f)  La-Z-Boy Chair Company Amended and Restated 1989
             Restricted Share Plan (filed as Exhibit A to registrant's proxy statement dated July 6, 1989 (Commission File No. 1-9656) and incorporated herein by reference).

      * (g) La-Z-Boy Chair Company 1986 Incentive Stock Option Plan (filed as Exhibit B to registrant's proxy statement dated June 26, 1986 (Commission File No. 1-9656) and incorporated herein by reference).

      * (h) Form of Change in Control Agreement, accompanied by list of employees party thereto (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).

      * (i) Form of Idemnification Agreement and list of Registrant's directors who are parties thereto (filed as an exhibit to Form 8, Amendment No. 1 dated November 3, 1989
             (Commission File No. 1-9656) and incorporated herein by reference).

        (j)  Agreement and Plan of Merger with Kincaid Furniture
             Company, Incorporated (filed as Exhibit (c) to registrant's Schedule 14D-1 dated December 18, 1987
             (Commission File No. S-36021) and incorporated herein by reference).

        (k) La-Z-Boy Chair Company 1979 Key Employee Stock Option Plan (filed as an exhibit to Form S-8 Registration Statement effective February 15, 1980 (Commission File No.
             2-66510) and incorporated herein by reference).

        (l)  Amended and Restated Reorganization Agreement with
             England/Corsair, Inc. (filed as Annex A to registrant's Form S-4 dated April 7, 1995 (Commission File No.
             33-57623) and incorporated herein by reference).

    (13) 1995 Annual Report to Shareholders (With the exception of the information incorporated in Part I and II, this document is not deemed to be filed as part of the report on Form 10-K).

    (21) List of subsidiaries of La-Z-Boy Chair Company (filed herewith).

    (23)     Consent of Price Waterhouse LLP (filed herewith).

    (27)     Financial Data Schedule (Edgar only)

* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.


(b)  Reports on Form 8-K

     Form 8-K filed February 6, 1995 (Commission File No. 1-9656) solely for the purpose of filing certain exhibits. No financial statements included.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           LA-Z-BOY CHAIR COMPANY


                           BY  s\ C. T. Knabusch         July 25, 1995
                               -----------------
                                  C. T. Knabusch
                                  Chairman of the Board, President
                                  and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

s\ E. J. Shoemaker   Executive Vice President of        July 25, 1995
- ------------------   Engineering, Director and Vice
   E. J. Shoemaker   Chairman of the Board

s\ C. T. Knabusch    Chairman of the Board, President   July 25, 1995
- ------------------   and Chief Executive Officer
   C. T. Knabusch

s\ G. M. Hardy       Secretary and Treasurer, Principal July 25, 1995
- ------------------   Accounting Officer and Director
   G. M. Hardy

s\ F. H. Jackson     Vice President Finance, Principal  July 25, 1995
- ------------------   Financial Officer and Director
   F. H. Jackson

s\ P. H. Norton      Senior Vice President Sales and    July 25, 1995
- ------------------   Marketing and Director
   P. H. Norton

                     Director                           July 25, 1995
- ------------------
   L. G. Stevens

s\ J. F. Weaver      Director                           July 25, 1995
- ------------------
   J. F. Weaver

s\ D. K. Hehl        Director                           July 25, 1995
- ------------------
   D. K. Hehl

s\ R. E. Lipford     Director                           July 25, 1995
- ------------------
   R. E. Lipford

s\ W. W. Gruber      Director                           July 25, 1995
- ------------------
   W. W. Gruber

s\ J. W. Johnston    Director, Mr. Johnston is the      July 25, 1995
- ------------------   son-in-law of E. J. Shoemaker
   J. W. Johnston

                     ANNUAL REPORT ON FORM 10-K

                      ITEM 14(a) and ITEM 14(d)

     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     YEARS ENDED APRIL 29, 1995, APRIL 30, 1994, AND APRIL 24, 1993



                       LA-Z-BOY CHAIR COMPANY
                          MONROE, MICHIGAN

                  INDEX TO FINANCIAL STATEMENTS


     The financial statements, together with the report thereon of Price Waterhouse LLP dated June 1, 1995 appearing on pages 17 through 31 of the accompanying 1995 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, and the information incorporated in
Part II, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedule should be read in conjunction with the financial statements in such 1995 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.




                     FINANCIAL STATEMENT SCHEDULE

                        1995, 1994, AND 1993




             Report of Independent Accountants on Financial
             Statement Schedule

Schedule II  Valuation and Qualifying Accounts

                  REPORT OF INDEPENDENT ACCOUNTANTS
                   ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors of
La-Z-Boy Chair Company


Our audits of the consolidated financial statements referred to in our report dated June 1, 1995 appearing on Page 17 of the 1995 Annual Report to Shareholders of La-Z-Boy Chair Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP
Toledo, Ohio
June 1, 1995

      LA-Z-BOY CHAIR COMPANY AND SUBSIDIARIES SCHEDULE II VALUATION
                        AND QUALIFYING ACCOUNTS
                        (Dollars in thousands)

                                                         Trade
                               Additions                accounts
                               charged                  receivable
                  Balance at   to costs   Acquisition   "written off"  Balance
                  beginning    and        of operating  net of         at end of
Description       of period    expenses   division      recoveries     period

YEAR ENDED
  April 29,1995:

Allowance for
doubtful accounts
& long-term notes   $14,795      $5,847         $92        $2,997       $17,737

Accrued Warranties   $6,650      $1,350        $450                      $8,450

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