Form 10-Q
period 1995-07-29
LA Z BOY CHAIR CO
filed 1995-08-17
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 FOR QUARTER ENDED    July 29, 1995       COMMISSION FILE NUMBER    1-9656

                            LA-Z-BOY CHAIR COMPANY
            (Exact name of registrant as specified in its charter)


                 MICHIGAN                                38-0751137
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


    1284 North Telegraph Road, Monroe, Michigan                48162-3390
     (Address of principal executive offices)                  (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (313) 241-4414


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


                     YES     [X]              NO     [ ]

     Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:



              Class                          Outstanding at July 29, 1995
  Common Shares, $1.00 par value                       18,461,367

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated August 17, 1995 and are incorporated herein by reference.

         LA-Z-BOY CHAIR COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                         Three Months Ended
                                        -------------------
                                        July 29,  July 30,
                                          1995      1994
                                        --------- ---------
Cash Flows from Operating Activities
 Net income                               $3,175    $4,270

Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization            4,684     3,732
  Change in receivables                   37,849    33,909
  Change in inventories                   (4,393)   (9,192)
  Change in other assets and liab.       (15,846)  (12,093)
  Change in deferred taxes                     0         0
                                        --------- ---------
   Total adjustments                      22,294    16,356
                                        --------- ---------
   Cash Provided by Operating
    Activities                            25,469    20,626

Cash Flows from Investing Activities
 Proceeds from disposals of assets           133        24
 Capital expenditures                     (3,160)   (5,990)
 Change in other investments                 959      (459)
                                        --------- ---------
  Cash Used for Investing Activities      (2,068)   (6,425)

Cash Flows from Financing Activities
 Long-term debt                                0     7,500
 Change in unexpended IRB funds                0    (2,566)
 Retirements of debt                      (4,072)   (4,750)
 Capital lease principal payments           (517)        0
 Sale of stock under stock option plans    1,268       203
 Stock for 401(k) employee plans             305       401
 Purchase of La-Z-Boy stock               (4,392)   (6,609)
 Payment of cash dividends                (3,155)   (3,109)
                                        --------- ---------
  Cash Used for Financing Activities     (10,563)   (8,930)

Effect of exch. rate changes on cash         (78)      (17)
                                        --------- ---------
Net change in cash and equivalents        12,760     5,254

Cash and equiv. at beginning of period    27,048    25,926
                                        --------- ---------
Cash and equiv. at end of period         $39,808   $31,180
                                        ========= =========

Cash paid during period - Income taxes    $1,657    $2,873
                        - Interest        $1,110      $602

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

                LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1995 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 29, 1995, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of July 29, 1995 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 29, 1995. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2.   Interim Results
     ---------------
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 27, 1996.

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

For further Management Discussion, see attached Exhibit 99.

The Company's strong financial position is reflected in the debt to capital percentage of 20% and a current ratio of 4.0 to 1 at the end of the first quarter. At April 29, 1995, the debt to capital percentage was 20% and the current ratio was 3.7 to 1. At the end of the preceding year's first quarter, the debt to capital percentage was 17% and the current ratio was 4.4 to 1.
As of July 29, 1995, there was $63 million of unused lines of credit available under several credit arrangements.

Approximately 15% of the 2 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.

                         PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Annual Meeting of Stockholders of La-Z-Boy Chair Company was held on July 31, 1995, for the purposes of electing four members to the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition of Management's solicitations. All of Management's nominees for directors as listed in the proxy statement were elected.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
(a)(27)  Financial Data Schedule (EDGAR only)

   (99) News Release and Financial Information Release: re Actual first quarter results and Management Discussion dated August 17, 1995.

(b) An 8-K was filed on May 1, 1995 relating to the acquisition of England/Corsair. An 8-K/A was filed May 10, 1995 amending this 8-K.

     An 8-K was filed June 1, 1995 releasing fourth quarter and full year financial results. This release also included the financial section of the 1995 Annual Report.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LA-Z-BOY CHAIR COMPANY
                                                      (Registrant)




Date:  August 17, 1995                            James J. Korsnack
                                                  Corporate Controller