Form 10-Q
period 1995-10-28
LA Z BOY CHAIR CO
filed 1995-11-14
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549-1004

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

 FOR QUARTER ENDED  October 28, 1995       COMMISSION FILE NUMBER    1-9656

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


                     YES     [X]              NO     [ ]

     Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:



              Class                          Outstanding at Oct. 28, 1995
  Common Shares, $1.00 par value                       18,525,490

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated November 14, 1995 and are incorporated herein by reference.

         LA-Z-BOY CHAIR COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                       Three Months Ended    Six Months Ended
                                       ------------------   -----------------
                                        Oct. 28, Oct. 29,   Oct. 28, Oct. 29,
                                          1995     1994       1995     1994
                                        -------  --------   -------  --------
Cash Flows from Operating Activities
 Net income                             $14,256  $12,078    $17,431  $16,348

Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization           4,735    3,590      9,419    7,322
  Change in receivables                 (51,526) (43,798)   (13,677)  (9,889)
  Change in inventories                   1,163      621     (3,230)  (8,571)
  Change in other assets and liab.       21,921   15,134      6,075    3,041
  Change in deferred taxes                 (889)    (875)      (889)    (875)
                                        -------- --------   -------- --------
   Total adjustments                    (24,596) (25,328)    (2,302)  (8,972)
                                        -------- --------   -------- --------
   Cash Provided by Operating
      Activities                        (10,340) (13,250)    15,129    7,376

Cash Flows from Investing Activities
 Proceeds from disposals of assets          645    1,210        778    1,234
 Capital expenditures                    (6,079)  (4,498)    (9,239) (10,488)
 Change in other investments                129      (75)     1,088     (534)
                                       --------- --------   -------- --------
  Cash Used for Investing Activities     (5,305)  (3,363)    (7,373)  (9,788)

Cash Flows from Financing Activities
 Short-term debt                             -       261         -       261
 Long-term debt                              -        -          -     7,500
 Capital lease obligations                1,161       -       1,161       -
 Change in unexpended IRB funds              -     1,827         -      (739)
 Retirements of debt                     (6,479)    (261)   (10,551)  (5,011)
 Capital lease principal payments          (560)       -     (1,077)      -
 Sale of stock under stock option plans     807    1,154      2,075    1,357
 Stock for 401(k) employee plans            338      429        643      830
 Purchase of La-Z-Boy stock                 (41)  (2,742)    (4,433)  (9,351)
 Payment of cash dividends               (3,505)  (3,067)    (6,660)  (6,176)
                                       --------- --------   -------- --------
  Cash Used for Financing Activities     (8,279)  (2,399)   (18,842) (11,329)

Effect of exch. rate changes on cash         60      131        (18)     114
                                       --------- --------   -------- --------
Net change in cash and equivalents      (23,864) (18,881)   (11,104) (13,627)

Cash and equiv. at beginning of period   39,808   31,180     27,048   25,926
                                       --------- --------   -------- --------
Cash and equiv. at end of period        $15,944  $12,299    $15,944  $12,299
                                       ========= ========   ======== ========

Cash paid during period - Income taxes   $7,154   $8,980     $8,811  $11,853
                        - Interest       $1,401     $816     $2,511   $1,418

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

                LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1995 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 29, 1995, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of October 28, 1995 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 29, 1995. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

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

For further Management Discussion, see attached Exhibit 99.

The Company's strong financial position is reflected in the debt to capital percentage of 18% and a current ratio of 3.3 to 1 at the end of the second quarter. At April 29, 1995, the debt to capital percentage was 20% and the current ratio was 3.7 to 1. At the end of the preceding year's second quarter, the debt to capital percentage was 17% and the current ratio was 3.8 to 1.
As of October 28, 1995, there was $62 million of unused lines of credit available under several credit arrangements.

Approximately 44% of the 3 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.

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


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
(a)(27)  Financial Data Schedule (EDGAR only)

   (99) News Release and Financial Information Release: re Actual second quarter results and Management Discussion dated November 14, 1995.




                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended October 28, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LA-Z-BOY CHAIR COMPANY
                                                      (Registrant)




Date:  November 14, 1995                          James J. Korsnack
                                                  Corporate Controller