Form 10-K
period 1996-04-27
LA Z BOY CHAIR CO
filed 1996-07-15
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                   THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended April 27, 1996     Commission File No.  1-9656

                          LA-Z-BOY CHAIR COMPANY
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                      38-0751137
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

1284 N. Telegraph Road, Monroe, Michigan                   48162-3390
(Address of principal executive offices)                   (Zip Code)
Registrant's Telephone Number - Area Code         (313) 242-1444
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

      The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 21, 1996 was $528,023,294.

      The number of common shares of the registrant outstanding on June 21, 1996 was 18,286,521.

               DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the 1996 Annual Report to Shareholders for the year ended April 27, 1996 are incorporated by reference into Parts I, II and IV.

      Portions of the Annual Proxy Statement filed with the Securities and Exchange Commission June 27, 1996 are incorporated by reference into Part III.


                                PART I


Item 1.  Business

      The information required in Part I, Item 1, section (a) is contained in the Registrant's 1996 Annual Report to Shareholders in the England/Corsair section on page 12 and in Note 2 to the Registrant's consolidated financial statements contained in the Annual Report on page 22, and is incorporated herein by reference.

(b)-(c) (1) (i) Principal Products

      The Registrant operates in the furniture industry and as such does not have differing segments. "Residential" dealers are those who resell to individuals for their home use. "Business Furniture" dealers are those who resell seating and casegood products to commercial dealers.
Additional information regarding products and market share data is contained in the Registrant's 1996 Annual Report on page 27 in the Background section of the Management Discussion and Analysis and is incorporated herein by reference.

(c) (1) (ii) Status of New Products or Segments

      During fiscal year 1996, the Registrant introduced the Reclina-Glider, a line of swivel recliners that glide in a horizontal plane. Consumer response and sales have performed to the Registrant's expectations.

(c) (1) (iii) Raw Materials

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

      Raw materials costs historically have been about 37 percent of sales in the upholstery operations and a somewhat higher percentage in the casegoods operations. Purchased fabric (which includes leather) is the largest single raw material cost representing about 42 percent of total upholstery product material costs. Polyurethane (poly) foam for cushions and padding and lumber are the next two largest types of upholstery raw material costs. Both fabric and poly are highly sensitive to changes in the price of oil. Price increases for raw materials excluding lumber have kept pace with the inflation rate in recent years and are expected to continue to do so. Lumber prices have decreased slightly during the past year

      Lumber, like most commodities, historically has had sharp changes in prices over the short term and long term. The Registrant is usually not as affected by these changes as much as many other furniture manufacturers due to the large percentage of upholstered goods manufactured that do not require as much lumber as casegoods. Also, wood substitutes, (e.g. steel, plastic) can be used to some degree in upholstered products.


(c) (1) (iv) Patents, Licenses and Franchises or Concessions

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

(c) (1) (v) Seasonal Business

      The Registrant generally experiences its lowest level of sales during its first quarter. When possible, the scheduling of production is designed to maintain generally uniform manufacturing activity throughout the year, except for mid summer plant shutdowns to coincide with slower sales.

(c) (1) (vi) Practices Regarding Working Capital Items

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

      Most casegoods finished goods inventories are built to provide for quicker delivery requirements of customers without installment credit terms, therefore, resulting in higher levels of finished product on hand at any period in time than the upholstered products. Kincaid and Hammary divisions primarily sell casegood products. Casegoods are also sold through the Business Furniture Group.

(c) (1) (vii) Customers

      The Registrant distributes to over 13,000 locations. The Registrant does not have any customer whose sales amount to 10 percent or more of the Registrant's consolidated sales for fiscal year 1996. The Registrant's approximate dealer mix consisted of 38 percent proprietary, 16 percent to major dealers (Montgomery Ward and other department stores) and 46 percent to general dealers.

      Proprietary stores consist of stores dedicated to the sale of La-Z-Boy products and in-store dedicated galleries. The dedicated stores include La-Z-Boy Furniture Galleries stores and Showcase Shoppes. In-store dedicated galleries have been established for each of the Company's divisions.

(c) (1) (viii) Orders and Backlog

      It has been determined that the majority of the Registrant's Residential Division orders are for dealer stock, with approximately 35 percent of orders being requested directly by customers. Furthermore, about 20 percent of units produced at all divisions are built for the Registrant's inventory. The remainder are "built-to-order" for dealers.

      As of June 29, 1996 and July 1, 1995 backlogs were approximately $67 million. This represents less than five weeks of sales. On average, orders are shipped in approximately five weeks. Any measure of backlog at a point in time may not be indicative of future sales performance. The Registrant does not rely on backlogs to predict future sales since the sales cycle is only five weeks and backlog can change from week to week.

      The cancellation policy for La-Z-Boy Chair Company, in general, is that an order cannot be canceled after it has been selected for production. Orders from prebuilt stock, though, may be canceled up to the time of shipment.

(c) (1) (ix) Renegotiation Contracts

      The Registrant does not have any material portion of business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

(c) (1) (x) Competitive Conditions

      The Registrant believes that it ranks third in the U.S. in dollar volume of sales within the Residential furniture industry, which includes manufacturers of bedroom, dining room and living room furniture.

      The Registrant competes primarily by emphasis on quality of its products, dealer support and a lifetime warranty on the reclining and legrest mechanisms.

      The Registrant has approximately fifteen major competitors in the U.S. reclining or motion chair field and a substantially larger number of competitors in the upholstery business as a whole and in the casegoods and Business Furniture businesses.

(c) (1) (xi) Research and Development Activities

      The Registrant spent $8.0 million in fiscal 1996 for new product development, existing product improvement, quality control, improvement of current manufacturing operations and research into the use of new materials in the construction of its products. The Registrant spent $7.9 million in fiscal 1995 on such activities and $6.4 million on such activities in fiscal 1994. The Registrant's customers generally do not engage in research with respect to the Registrant's products.

(c) (1) (xii) Compliance with Environmental Regulations

      Information relating to Compliance with Environmental Regulations (Note 11 of the Consolidated Financial Statements appearing on page 25 and the environmental discussion contained within the Management Discussion and Analysis appearing on page 29 of La-Z-Boy Chair Company's Annual Report to Shareholders for 1996) is incorporated herein by reference.


(c) (1) (xiii) Number of Employees

      The Registrant and its subsidiaries employed 10,733 persons as of April 27, 1996 and 11,149 persons as of April 29, 1995.

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales.

      The Registrant does not make any material amount of sales of upholstered furniture to foreign customers. The Registrant sells upholstered furniture to Canadian customers through its Canadian subsidiary, La-Z-Boy Canada Limited.

      The Registrant also derives a small amount of royalty revenues from the sale and licensing of its trademarks, tradenames and patents to certain foreign manufacturers.

      Export sales are increasing, and are less than 2% of sales.

Item 2.  Properties

      In the United States, the Registrant operates twenty-nine manufacturing plants (most with warehousing space), has an automated fabric processing center and has divisional and corporate offices. The Registrant has one manufacturing plant in Canada. Some locations listed below have more than one plant.

      The location of these plants, the approximate floor space, principal operations conducted, the average age and the approximate number of employees at such locations as of April 27, 1996 are as follows:



                 Floor Space                             Average   Number of
    Location    (square feet)    Operations Conducted      Age     Employees

    Clearfield,        48,000   Upholstering and            --            45
    Utah                        assembly of upholstery

    Dayton,           909,320   Manufacture, assembly         13       1,773
    Tennessee                   and warehousing of
                                upholstery

    Florence,         416,249   Manufacture, assembly         26         464
    South Carolina              and warehousing of
                                upholstery

    Florence,          48,400   Fabric processing             19          17
    South Carolina              center

    Grand Rapids,     440,000   Manufacture and assembly      81          96
    Michigan                    of Business
                                furniture/systems

    Hudson area,    1,040,745   Manufacture, assembly,        30       1,263
    North Carolina              and warehousing of
    (Kincaid)                   casegoods and division
                                office

    Leland,           311,990   Manufacture, assembly and     20         345
    Mississippi                 warehousing of Business
                                Furniture casegoods
                                and upholstery

    Lenoir area,      654,688   Manufacture, assembly &       28         491
    North Carolina              warehousing of primarily
    (Hammary)                   casegoods and some
                                upholstered products and
                                division office

    Lincolnton,       375,823   Manufacture, warehousing,     28         348
    North Carolina              and assembly of upholstery

    Monroe,           242,235   Corporate office, Residential 46         505
    Michigan                    and Business Furniture Group
                                offices and R & D

    Neosho,           560,640   Manufacture, assembly         20       1,089
    Missouri                    and warehousing of
                                upholstery

    New Tazewell,     696,484   Manufacture, assembly          6       1,374
    Tennessee                   and warehousing of primarily
    (England/Corsair)           upholstery and division office

    Newton,           640,707   Manufacture, assembly and     19       1,142
    Mississippi                 leather cutting, plywood
                                cutting and warehousing of
                                upholstery

    Redlands,         189,125   Upholstering, assembly        26         292
    California                  and warehousing of
                                upholstery

    Siloam Springs,   399,616   Upholstering, warehousing,     1         336
    Arkansas                    and assembly of upholstery

    Tremonton,        672,770   Manufacture, assembly         11         791
    Utah                        and warehousing of
                                upholstery

    Waterloo,         257,340   Manufacture, assembly,        26         362
    Ontario                     and warehousing of
    (La-Z-Boy                   upholstery and division office
    Canada Ltd.)    _________                                 __      ______
                    7,904,132                                 23      10,733
                    =========                                 ==      ======

      The Monroe, Michigan; Redlands, California; Dayton, Tennessee; Waterloo, Ontario, Canada; Lincolnton, North Carolina; Grand Rapids, Michigan; Lenoir, North Carolina; Hudson, North Carolina; New Tazewell, Tennessee and the Newton, Mississippi woodworking plants are owned by the Registrant. The Florence, South Carolina; Neosho, Missouri; Newton, Mississippi; Siloam Springs, Arkansas and Tremonton, Utah plants as well as the automated Fabric Processing Center were financed by the issuance of industrial revenue bonds and are occupied under long-term leases with government authorities. The Leland, Mississippi plant is under a long-term lease between the Board of Supervisors of Washington County, Mississippi (lessor) and La-Z-Boy Chair Company (lessee). These leases are capitalized on the Registrant's books. The Clearfield, Utah plant is under a long term lease.

      The Registrant believes that its plants are well maintained, in good operating condition and will be adequate to meet its present and near future business requirements.

 Item 3.  Legal Proceedings

      Information relating to certain legal proceedings (Note 11 of the Consolidated Financial Statements appearing on page 25 of La-Z-Boy Chair Company's Annual Report to Shareholders for 1996) is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security

      Not applicable.


                                PART II


      The information required in Part II (Items 5 through 8) is contained in the La-Z-Boy Chair Company's Annual Report to Shareholders for 1996, in the Financial Report pages 17 through 31, and is incorporated herein by reference.

Item 9. Changes in and disagreements with accountants on Accounting and Financial Disclosure.

      Not applicable.


                                PART III


      The information required in Part III (Items 10 through 13) is contained in the Registrant's proxy statement dated June 27, 1996 on pages 1 through 12 and 17, and is incorporated herein by reference.


                                PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      Listed below are all the documents filed as part of this report:

(a)  Index to Financial Statements

(1)  Financial Statements:
                                                           Page in Exhibit I

      Report of Independent Accountants on Financial
      Statement Schedule...............................................S-2

(2)  Financial Statement Schedule:

      II Valuation and Qualifying Accounts............................ S-3

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(3)  Exhibits
     (3)(a) Articles of Incorporation filed on Form 10-K dated July, 20 1993 (Commission File No. 1-9656) is incorporated herein by reference.

        (b) By-laws filed on Form 10-K dated July 20, 1993 (Commission File No. 1-9656) is incorporated herein by reference.

     (4) Form of certificate for Common Stock $1.00 par value (filed as an exhibit to registrant's Form S-8 Registration Statement (Commission File No. 33-50318) and incorporated herein by reference).

        (b) Instruments defining the rights of holders of long-term debt are not filed herewith, pursuant to paragraph (4)(iii) of Regulation S-K Item 601. The Registrant will furnish all such documents to the Securities and Exchange Commission upon its request.

   *(10)(a) La-Z-Boy Chair Company 1993 Performance-Based Stock plan (filed as Exhibit A to registrant's proxy statement dated June 25 1993 (Commission File No. 1-9656) and incorporated herein by reference).

       *(b) La-Z-Boy Chair Company Restricted Stock Plan for Non-Employee Directors (filed as Exhibit B to registrant's proxy statement dated July 6, 1989 (Commission File No. 1-9656) and incorporated herein by reference).

       *(c) La-Z-Boy Chair Company Executive Incentive Compensation Plan Description (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).

       *(d) La-Z-Boy Chair Company Supplemental Executive Retirement Plan dated May 1, 1991 (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).

       *(e) La-Z-Boy Chair Company 1986 Restricted Share Plan (filed as an exhibit to registrant's proxy statement dated June 26, 1986 (Commission File No. 1-9656) and incorporated herein by reference).

       *(f) La-Z-Boy Chair Company Amended and Restated 1989 Restricted Share Plan (filed as Exhibit A to registrant's proxy statement dated July 6, 1989 (Commission File No. 1-9656) and incorporated herein by reference).

       *(g) La-Z-Boy Chair Company 1986 Incentive Stock Option Plan (filed as Exhibit B to registrant's proxy statement dated June 26, 1986 (Commission File No. 1-9656) and incorporated herein by reference).

       *(h) Form of Change in Control Agreement, accompanied by list of employees party thereto (filed as an exhibit to registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).

       *(i) Form of Indemnification Agreement and list of Registrant's directors who are parties thereto (filed as an exhibit to Form 8, Amendment No. 1 dated November 3, 1989 (Commission File No. 1-9656) and incorporated herein by reference).

        (j) La-Z-Boy Chair Company 1979 Key Employee Stock Option Plan (filed as an exhibit to Form S-8 Registration Statement effective February 15, 1980 (Commission File No. 2-66510) and incorporated herein by reference).

       (k)   Amended and Restated Reorganization Agreement with
             England/Corsair, Inc. (filed as Annex A to registrant's Form S-4 Registration Statement dated April 7, 1995 (Commission File No. 33-57623) and incorporated herein by reference).

   (13) 1996 Annual Report to Shareholders (With the exception of the information incorporated in Part I and II, this document is not deemed to be filed as part of the report on Form 10-K).

   (21) List of subsidiaries of La-Z-Boy Chair Company (filed herewith).

   (23)      Consent of Price Waterhouse LLP (filed herewith).

   (27)      Financial Data Schedule (Edgar only)


* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

    (b) Reports on Form 8-K
         None.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LA-Z-BOY CHAIR COMPANY


                                    /s/C. T. Knabusch
                               BY   ------------------------   July 15, 1996
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

/S/E. J. Shoemaker
- ---------------------       Executive Vice President of        July 15, 1996
      E. J. Shoemaker       Engineering, Director and Vice
                            Chairman of the Board

/s/C. T. Knabusch
- ---------------------       Chairman of the Board, President   July 15, 1996
       C. T. Knabusch       and Chief Executive Officer

/s/G. M. Hardy
- ---------------------       Secretary and Treasurer, Principal July 15, 1996
          G. M. Hardy       Accounting Officer and Director

/s/F. H. Jackson
- ---------------------       Vice President Finance, Principal  July 15, 1996
        F. H. Jackson       Financial Officer and Director

/s/P. H. Norton
- ---------------------       Senior Vice President Sales and    July 15, 1996
         P. H. Norton       Marketing and Director


- ---------------------       Director                           July 15, 1996
        L. G. Stevens

/s/J. F. Weaver
- ---------------------       Director                           July 15, 1996
         J. F. Weaver

/s/D. K. Hehl
- ---------------------       Director                           July 15, 1996
           D. K. Hehl

/s/R. E. Lipford
- ---------------------       Director                           July 15, 1996
        R. E. Lipford

/s/W. W. Gruber
- ----------------------      Director                           July 15, 1996
          W. W. Gruber


- ----------------------      Director, Mr. Johnston is the      July 15, 1996
         J.W. Johnston      son-in-law of
                            E. J. Shoemaker





                        ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a) and ITEM 14(d)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

            YEARS ENDED APRIL 27, 1996, APRIL 29, 1995, AND APRIL 30, 1994



                        LA-Z-BOY CHAIR COMPANY
                          MONROE, MICHIGAN


                     INDEX TO FINANCIAL STATEMENTS


      The financial statements, together with the report thereon of Price Waterhouse LLP dated May 30, 1996 appearing on pages 17 through 31 of the accompanying 1996 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, and the information incorporated in Part II, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statements schedule should be read in conjunction with the financial statements in such 1996 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                       FINANCIAL STATEMENT SCHEDULE

                          1996, 1995,  AND 1994




               Report of Independent Accountants on Financial
               Statement Schedule

Schedule II     Valuation and Qualifying Accounts



                   REPORT OF INDEPENDENT ACCOUNTANTS
                    ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
La-Z-Boy Chair Company



Our audits of the consolidated financial statements referred to in our report dated May 30, 1996 appearing on Page 17 of the 1996 Annual Report to Shareholders of La-Z-Boy Chair Company (which report and consolidated financial statements are incorporated by reference in this Annual
Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
Toledo, Ohio
May 30, 1996



      LA-Z-BOY CHAIR COMPANY AND SUBSIDIARIES SCHEDULE II VALUATION
                        AND QUALIFYING ACCOUNTS
                         (Dollars in thousands)

                                                       Trade
                                                      accounts
                           Additions                 receivable
               Balance at  charged to  Acquisition  "written off"    Balance
               beginning   costs and   of operating    net of      at end of
               of period   expenses     division      recoveries      period
Description
Year ended
April 27, 1996:

Allowance for
  doubtful accounts
  & long-term
  notes         $17,829     $5,530                     $5,326       $18,033

Accrued
  Warranties     $8,450     $1,127                                   $9,577

Year ended
April 29, 1995:

Allowance for
  doubtful accounts
  & long-term
  notes         $14,795     $5,847         $92          $2,905       $17,829

Accrued
  Warranties     $6,650     $1,350         $450                       $8,450

Year ended
April 30, 1994:

Allowance for
  doubtful accounts
  & long-term
  notes         $11,670     $7,578                      $4,453      $14,795

Accrued
  Warranties     $6,250       $400                                   $6,650