Form 10-Q
period 1996-07-27
LA Z BOY CHAIR CO
filed 1996-08-14
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                                  FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         FOR QUARTER ENDED July 27, 1996 COMMISSION FILE NUMBER 1-9656

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

          Yes        [X]                              No       [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                                Outstanding at July 27, 1996
Common Shares, $1.00 par value                          18,164,437

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated August 14, 1996 and are incorporated herein by reference.

         LA-Z-BOY CHAIR COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                       Three Months Ended
                                       ------------------
                                        July 27, July 29,
                                          1996     1995
                                        -------  --------
Cash Flows from Operating Activities
 Net income                              $4,598   $3,175

Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization           4,855    4,684
  Change in receivables                  44,935   37,849
  Change in inventories                 (12,928)  (4,393)
  Change in other assets and liab.      (19,136) (15,846)
  Change in deferred taxes                 -         -
                                        -------- --------
   Total adjustments                     17,726   22,294
                                        -------- --------
   Cash Provided by Operating
      Activities                         22,324   25,469

Cash Flows from Investing Activities
 Proceeds from disposals of assets          113      133
 Capital expenditures                    (4,580)  (3,160)
 Change in other investments             (5,621)     959
                                       --------- --------
  Cash Used for Investing Activities    (10,201)  (2,068)

Cash Flows from Financing Activities
 Short-term debt                             -        -
 Long-term debt                              -        -
 Retirements of debt                     (2,940)  (4,072)
 Capital leasees                             -        -
 Capital lease principal payments          (565)    (517)
 Stock for stock option plans             1,470    1,268
 Stock for 401(k) employee plans            383      305
 Purchase of La-Z-Boy stock              (7,126)  (4,392)
 Payment of cash dividends               (3,482)  (3,155)
                                       --------- --------
  Cash Used for Financing Activities    (12,260) (10,563)

Effect of exch. rate changes on cash        (53)     (78)
                                       --------- --------
Net change in cash and equivalents         (190)  12,760

Cash and equiv. at beginning of period   27,060   27,048
                                       --------- --------
Cash and equiv. at end of period        $26,870  $39,808
                                       ========= ========

Cash paid during period - Income taxes   $2,257   $1,657
                        - Interest         $833   $1,110

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

                 LA-Z-BOY CHAIR COMPANY AND OPERATING DIVISIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1996 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 27, 1996, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of July 27, 1996 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 27, 1996. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2.   Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 26, 1997.

3.   Commitments and Contingencies
     There has been no significant change from the prior fiscal year end audited financial statements.


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

For further Management Discussion, see attached Exhibit 99

The Company's strong financial position is reflected in the debt to capital percentage of 16% and a current ratio of 3.9 to 1 at the end of the first quarter. At April 27, 1996, the debt to capital percentage was 20% and the current ratio was 3.7 to 1. At the end of the preceding year's first quarter, the debt to capital percentage was 20% and the current ratio was
4.0 to 1. As of July 27, 1996, there was $63 million of unused lines of credit available under several credit arrangements.

Approximately 29% of the 3 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.


                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of La-Z-Boy Chair Company was held on July 29, 1996, for the purposes of electing four members to the board of directors, amending and restating the Company's 1993 Performance-Based Stock Plan and amending the Company's Articles of Incorporation to change the Company's name to "La-Z-Boy Incorporated". Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition of Management's solicitations. The Shareholders elected all of Management's nominees for directors as listed in the proxy statement and approved amending and restating the stock plan and changing the Company name. The name change is expected to become effective August 30, 1996.



Item 6.  Exhibits and Reports on Form 8-K
(a)     (27)     Financial Data Schedule (EDGAR only)

        (99) News Release and Financial Information Release: re Actual first quarter results and Management Discussion dated August 14, 1996.

(b) An 8-K was filed on May 30, 1996 releasing fourth quarter and full year financial results. This release also included the financial section of the 1996 Annual Report.





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended July 27, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY CHAIR COMPANY
                                            (Registrant)

                                        /s/ James J. Korsnack

Date   August 14, 1996                     James J. Korsnack
                                          Corporate Controller