Form 10-Q
period 1996-10-26
LA-Z-BOY INCORP
filed 1996-11-12
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                                  FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         FOR QUARTER ENDED October 26, 1996 COMMISSION FILE NUMBER 1-9656

                            LA-Z-BOY  INCORPORATED
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

                            LA-Z-BOY CHAIR COMPANY
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes        [X]                              No       [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:


           Class                            Outstanding at October 26, 1996
Common Shares, $1.00 par value                          18,135,052

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated November 12, 1996 and are incorporated herein by reference.

         LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                    Three Months Ended     Six Months Ended
                                    -------------------   ------------------
                                     Oct. 26,  Oct. 28     Oct. 26, Oct. 28,
                                       1996     1995        1996     1995
                                     --------  --------    -------  --------
Cash Flows from Operating Activities
 Net income                           $15,252  $14,256     $19,850  $17,431

Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization          5,171    4,735     10,026    9,419
  Change in receivables                (54,729) (51,526)    (9,794) (13,677)
  Change in inventories                  1,912    1,163    (11,016)  (3,230)
  Change in other assets and liab.      30,194   21,921     10,944    6,075
  Change in deferred taxes                (878)    (889)      (878)    (889)
                                      --------- --------   -------- --------
   Total adjustments                   (18,330) (24,596)      (718)  (2,302)
                                      --------- --------   -------- --------
   Cash Provided by Operating
      Activities                        (3,078) (10,340)    19,132   15,129

Cash Flows from Investing Activities
 Proceeds from disposals of assets          608     645        721      778
 Capital expenditures                    (3,643)  (6,079)   (8,223)  (9,239)
 Change in other investments                179      129    (5,442)   1,088
                                      ---------- --------   -------  -------
  Cash Used for Investing Activities     (2,856)  (5,305)  (12,944)  (7,373)

Cash Flows from Financing Activities
 Short-term debt                             -        -        -       -
 Long-term debt                              -        -        -       -
 Retirements of debt                        (64)  (6,479)   (3,004) (10,551)
 Capital leases                             -     1,161        -     1,161
 Capital lease principal payments          (513)    (560)   (1,078)  (1,077)
 Stock for stock option plans               376      807     1,846    2,075
 Stock for 401(k) employee plans            285      338       668      643
 Purchase of La-Z-Boy stock              (3,242)     (41)  (10,368)  (4,433)
 Payment of cash dividends               (2,981)  (3,505)   (6,463)  (6,660)
                                      ---------- --------  -------- --------
  Cash Used for Financing Activities     (6,139)  (8,279)  (18,399) (18,842)

Effect of exch. rate changes on cash        159       60       107      (18)
                                      ---------- --------  -------- --------
Net change in cash and equivalents      (11,914)  (23,864) (12,104) (11,104)

Cash and equiv. at beginning of period   26,870    39,808   27,060   27,048
                                      ---------- --------  -------- --------
Cash and equiv. at end of period        $14,956   $15,944  $14,956  $15,944
                                      ========== ========  ======== ========

Cash paid during period - Income taxes   $8,513    $7,154  $10,770   $8,811
                        - Interest       $1,137    $1,401   $1,970   $2,511

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                 LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1996 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 27, 1996, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of October 26, 1996 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 27, 1996. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2.   Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 26, 1997.

3.   Commitments and Contingencies
     There has been no significant change from the prior fiscal year end audited financial statements.


                  LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
                              MANAGEMENT DISCUSSION

Due to the cyclical nature of the Company's business, comparison of operations between the most recently completed quarter and the immediate preceding quarter would not be meaningful and could be misleading to the reader of these financial statements.

For further Management Discussion, see attached Exhibit 99

The Company's strong financial position is reflected in the debt to capital percentage of 16% and a current ratio of 3.2 to 1 at the end of the second quarter. At April 27, 1996, the debt to capital percentage was 17% and the current ratio was 3.5 to 1. At the end of the preceding year's second quarter, the debt to capital percentage was 18% and the current ratio was
3.3 to 1. As of October 26, 1996, there was $87 million of unused lines of credit available under several credit arrangements.

Approximately 26% of the 3 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.


                          PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders
At the annual meeting of shareholders held on July 29, 1996, three directors were elected, the amendment and restatement of the Company's 1993
Performance-Based Stock Plan was approved, and the proposal to adopt an amendment to the Company's Articles of Incorporation to change the Company's name to "La-Z-Boy Incorporated", was approved. The distribution of shareholders' votes was as follows:

                              Shares Voted                       Shares
Election of Directors:          In Favor                        Withheld
                              ------------                      --------
Charles T. Knabusch            15,880,885                        278,054
John F. Weaver                 15,881,210                        277,729
Warren W. Gruber               15,854,284                        304,655
James W. Johnston              15,883,390                        275,549

Amendment and restatement of the 1993 Performance-Based Stock Plan:
Shares Voted in Favor          15,586,901
Shares Voted Against              413,245
Abstentions                       158,793

Adoption of the Amendment of Articles of Incorporation to Change the Company name to "La-Z-Boy Incorporated":
Shares Voted in Favor          15,981,422
Shares Voted Against              108,389
Abstentions*                    2,196,710

* Abstentions includes 2,127,582 shares that were not voted which, under Michigan law on amendments to the Articles of Incorporation, must be counted.

Item 6.  Exhibits and Reports on Form 8-K
(a)     (3i)     Restated Articles of incorporation as filed with the state of Michigan, on September 18, 1996,

       (3ii)     By-laws of La-Z-Boy Incorporated

        (27)     Financial Data Schedule (EDGAR only)

        (99) News Release and Financial Information Release: re Actual second quarter results and Management Discussion dated November 12, 1996.






                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended October 26, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY INCORPORATED
                                            (Registrant)

                                        /s/ James J. Korsnack

Date   November 12, 1996                    James J. Korsnack
                                           Corporate Controller