Form 10-Q
period 1997-01-25
LA-Z-BOY INCORP
filed 1997-02-05
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                                  FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         FOR QUARTER ENDED January 25, 1997 COMMISSION FILE NUMBER 1-9656

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

          Yes        [X]                              No       [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:


           Class                            Outstanding at January 25, 1997
Common Shares, $1.00 par value                          17,960,888

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated February 5, 1997 and are incorporated herein by reference.

         LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                    Three Months Ended    Nine Months Ended
                                    -------------------   ------------------
                                     Jan. 25,  Jan. 27     Jan. 25, Jan. 27,
                                       1997      1996        1997     1996
                                     --------  --------    -------  --------
Cash Flows from Operating Activities
 Net income                            $9,801   $7,784     $29,651  $25,215

Adjustments to reconcile net income
 to net cash provided by operating
 activities
  Depreciation and amortization          5,189    4,886     15,215   14,305
  Change in receivables                 37,106   36,039     27,312   22,362
  Change in inventories                 (1,978)  (4,871)   (12,994)  (8,101)
  Change in other assets and liab.     (11,979)  (6,871)    (1,035)    (796)
  Change in deferred taxes                (439)    (770)     1,317   (1,659)
                                      --------- --------   -------- --------
   Total adjustments                    27,899   28,413     27,181   26,111
                                      --------- --------   -------- --------
   Cash Provided by Operating
      Activities                        37,700   36,197     56,832   51,326

Cash Flows from Investing Activities
 Proceeds from disposals of assets         (167)    193        554      971
 Capital expenditures                    (4,580)  (3,351)  (12,803) (12,590)
 Change in other investments               (571)  (2,918)   (6,013)  (1,830)
                                      ---------- --------   -------  -------
  Cash Used for Investing Activities     (5,318)  (6,076)  (18,262) (13,449)

Cash Flows from Financing Activities
 Short-term debt                             -       280       -        280
 Long-term debt                              -        -        -        -
 Retirements of debt                        (64)     (65)   (3,068) (10,616)
 Capital leases                              -        -        -      1,161
 Capital lease principal payments          (509)    (578)   (1,587)  (1,655)
 Stock for stock option plans             1,005      428     2,851    2,503
 Stock for 401(k) employee plans            276      344       944      987
 Purchase of La-Z-Boy stock              (6,993)     (52)  (17,361)  (4,485)
 Payment of cash dividends               (3,446)  (3,523)   (9,909) (10,183)
                                      ---------- --------  -------- --------
  Cash Used for Financing Activities     (9,731)  (3,166)  (28,130) (22,008)

Effect of exch. rate changes on cash        (53)     (69)       54      (87)
                                      ---------- --------  -------- --------
Net change in cash and equivalents       22,598    26,886   10,494   15,782

Cash and equiv. at beginning of period   14,956    15,944   27,060   27,048
                                      ---------- --------  -------- --------
Cash and equiv. at end of period        $37,554   $42,830  $37,554  $42,830
                                      ========== ========  ======== ========

Cash paid during period - Income taxes  $12,461   $11,668  $23,231  $20,479
                        - Interest         $948      $923   $2,918   $3,434

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

                 LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1996 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 27, 1996, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of January 25, 1997 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 27, 1996. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

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

For further Management Discussion, see attached Exhibit 99

The Company's strong financial position is reflected in the debt to capital percentage of 16% and a current ratio of 3.4 to 1 at the end of the third quarter. At April 27, 1996, the debt to capital percentage was 17% and the current ratio was 3.5 to 1. At the end of the preceding year's third quarter, the debt to capital percentage was 18% and the current ratio was
3.6 to 1. As of January 25, 1997, there was $87 million of unused lines of credit available under several credit arrangements.

Approximately 19% of the 3 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.


                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)     (27)     Financial Data Schedule (EDGAR only)

        (99) News Release and Financial Information Release: re Actual third quarter results and Management Discussion dated February 5, 1997.






                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended January 25, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY INCORPORATED
                                            (Registrant)

                                        /s/ James J. Korsnack

Date   February 5, 1997                    James J. Korsnack
                                           Corporate Controller