Form 10-K
period 1997-04-26
LA-Z-BOY INCORP
filed 1997-07-24
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
                   THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended April 26, 1997     Commission File No.  1-9656

                          LA-Z-BOY INCORPORATED
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                      38-0751137
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

1284 N. Telegraph Road, Monroe, Michigan                   48162-3390
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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-K or any amendment to this Form 10-K.        X

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of June 20, 1997 was $638,020,555.

      The number of common shares of the Registrant outstanding on June 20, 1997 was 17,972,410.

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the 1997 Annual Report to Shareholders for the year ended April 26, 1997 are incorporated by reference into Parts I, II and IV.

      Portions of the Annual Proxy Statement filed with the Securities and Exchange Commission June 27, 1997 are incorporated by reference into Part III.


                                PART I


ITEM 1.  BUSINESS.

      In fiscal year 1997, the Registrant changed its name from La-Z-Boy Chair Company to La-Z-Boy Incorporated to better reflect the broadening nature of the Registrant's business, which includes manufacturing chairs as well as many other types of home and office furnishings. Other information required in Part I, Item 1, section (a) is contained in Note 2 of the Registrant's 1997 Annual Report on page 21, and is incorporated herein by reference.

(b)-(c) (1) (i) Principal Products

      The Registrant operates in the furniture industry and as such does not have differing segments. "Residential" dealers are those who resell to individuals for their home use. "Business Furniture" dealers are those who resell seating and casegood products to commercial dealers. Additional information regarding products and market share data is contained in the Registrant's 1997 Annual Report on page 26 in the Background section of the Management Discussion and Analysis and is incorporated herein by reference.

(c) (1) (ii) Status of New Products or Segments

      During fiscal year 1997, the Registrant did not add any major products or segments.

(c) (1) (iii) Raw Materials

      The principal raw materials used by the Registrant in the manufacture of its products are hardwoods for solid wood dining room and bedroom furniture, casegoods, occasional tables and for the frame components of seating units; plywood and chipwood for internal parts; veneers for dining room furniture, wall units, and occasional tables; water-based and liquid finishes (stains, sealants, lacquers) for external wood; steel for the mechanisms; leather, cotton, wool, synthetic and vinyl fabrics for covers; and polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding. Steel and wood products are generally purchased from a number of sources, usually in the vicinity of the particular plant, and product-covering fabrics and polyurethane are purchased from a substantial number of sources on a mostly centralized basis. The Registrant fabricates many of the parts in its products, largely because quality parts made to its exact specifications are not obtainable at reasonable cost from outside sources.

      Raw material costs historically have been about 38 percent of sales in the upholstery operations and a somewhat higher percentage in the casegoods operations. Purchased fabric (which includes leather) is the largest single raw material cost representing about 41 percent of total upholstery product material costs. Polyurethane (poly) foam and lumber are the next two largest types of upholstery raw material costs. Poly is highly sensitive to changes in the price of oil. Price increases for raw materials have kept pace with the inflation rate in recent years and are expected to continue to do so.

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

(c) (1) (iv) Patents, Licenses and Franchises or Concessions

      The Registrant has a number of patents on its reclining chair and rocking chair mechanisms which it believes were important to the early success of the Registrant and to its present competitive position. It believes, however, that since it is so firmly established in the industry, the loss of any single or small group of patents would not materially affect the Registrant's business. The Registrant has no material licenses, franchises or concessions.

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

(c) (1) (vii) Customers

      The Registrant distributes to almost 15,000 locations. The Registrant does not have any customer whose sales amount to 10 percent or more of its consolidated sales for fiscal year 1997. The Registrant's approximate dealer mix consisted of 41 percent proprietary, 13 percent to major dealers (Mont-gomery Ward and other department stores) and 46 percent to general dealers. The Registrant's largest customer, Montgomery Ward, announced that it has filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The Registrant is currently evaluating the impact this will have on receivable reserves. However, the effect is not expected to be material.

      Proprietary stores consist of stores dedicated to the sale of La-Z-Boy products and in-store dedicated galleries. The dedicated stores include La-Z-Boy Furniture Galleries stores and Showcase Shoppes. In-store dedicat-ed galleries have been established for each of the Registrant's divisions.

(c) (1) (viii) Orders and Backlog

      It has been determined that the majority of the Registrant's Residential Division orders are for dealer stock, with approximately 35 percent of orders being requested directly by customers. Furthermore, about 9 percent of units produced at all divisions are built for the Registrant's inventory. The remainder are "built-to-order" for dealers.

      As of May 31, 1997 and June 1, 1996 backlogs were approximately $81 million and $73 million, respectively. These amounts represent less than five weeks of sales. On average, orders are shipped in approximately five weeks. Any measure of backlog at a point in time may not be indicative of future sales performance. The Registrant does not rely entirely on backlogs to predict future sales since the sales cycle is only five weeks and backlog can change from week to week.

      The cancellation policy for La-Z-Boy Incorporated, in general, is that an order cannot be canceled after it has been selected for production. Orders from prebuilt stock, though, may be canceled up to the time of shipment.

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

      The Registrant has approximately fifteen major competitors in the U.S. reclining or motion chair field and a substantially larger number of competitors in the upholstery business as a whole, as well as in the case-goods and Business Furniture businesses.

(c) (1) (xi) Research and Development Activities

      The Registrant spent $8.3 million in fiscal 1997 for new product development, existing product improvement, quality control, improvement of current manufacturing operations and research into the use of new materials in the construction of its products. The Registrant spent $8.0 million in fiscal 1996 on such activities and $7.9 million on such activities in fiscal 1995. The Registrant's customers generally do not engage in research with respect to the Registrant's products.

(c) (1) (xii) Compliance with Environmental Regulations

      Information relating to Compliance with Environmental Regulations (Note 11 of the Consolidated Financial Statements appearing on pages 25 and 26 and the environmental discussion contained within the Management Discuss-ion and Analysis appearing on page 28 of La-Z-Boy Incorporated's Annual Report to Shareholders for 1997) is incorporated herein by reference.

(c) (1) (xiii) Number of Employees

      The Registrant and its subsidiaries employed 11,236 persons as of April 26, 1997 and 10,733 persons as of April 27, 1996.

(d)  Financial Information about Foreign and Domestic Operations and Export
Sales.

      The Registrant does not make any material amount of sales of up-holstered furniture to foreign customers. The Registrant sells upholstered furniture to Canadian customers through its Canadian subsidiary, La-Z-Boy Canada Limited. Sales in Europe also occur through the Registrant's recently acquired subsidiary Centurion Furniture plc, a furniture manu-facturer in the United Kingdom. See Note 2 of the Notes to Consolidated Financial Statements for more details on Centurion Furniture plc.

      The Registrant also derives a small amount of royalty revenues from the sale and licensing of its trademarks, tradenames and patents to certain foreign manufacturers.

      Export sales are increasing, and are less than 2% of sales.

ITEM 2.  PROPERTIES.

      In the United States, the Registrant operates twenty-nine manufactur-ing plants (most with warehousing space), has an automated fabric processing center and has divisional and corporate offices. The Registrant has one manufacturing plant in Canada. Some locations listed below have more than one plant.

      The location of these plants, the approximate floor space, principal operations conducted, the average age and the approximate number of employees at such locations as of April 26, 1997 are as follows:


               Floor Space                             Average   Number of
  Location    (square feet)    Operations Conducted      Age     Employees
  ----------- ------------- ------------------------- --------- ----------
  Clearfield,        48,000   Upholstering and              --          49
  Utah                        assembly of upholstery

  Dayton,           909,320   Manufacture, assembly         14       1,890
  Tennessee                   and warehousing of
                              upholstery

  Florence,         416,249   Manufacture, assembly         27         453
  South Carolina              and warehousing of
                              upholstery

  Florence,          48,400   Fabric processing             20          17
  South Carolina              center

  Grand Rapids,     440,000   Manufacture and assembly      82          98
  Michigan                    of Business furntiure/
                              systems*

  Hudson area,    1,072,745   Manufacture, assembly,        31       1,173
  North Carolina              and warehousing of
  (Kincaid)                   casegoods and division
                              office

  Leland,           311,990   Manufacture, assembly and     21         342
  Mississippi                 warehousing of Business
                              Furniture casegoods
                              and upholstery

  Lenoir area,      654,688   Manufacture, assembly &       29         546
  North Carolina              warehousing of primarily
  (Hammary)                   casegoods and some
                              upholstered products and
                              division office

  Lincolnton,       375,823   Manufacture, warehousing,     29         253
  North Carolina              and assembly of upholstery

  Monroe,           242,235   Corporate office, Residential 47         547
  Michigan                    and Business Furniture Group
                              offices and R & D

  Neosho,           560,640   Manufacture, assembly         21       1,195
  Missouri                    and warehousing of
                              upholstery

  New Tazewell,     696,484   Manufacture, assembly          7       1,299
  Tennessee                   and warehousing of primarily
  (England/Corsair)           upholstery and division office

  Newton,           640,707   Manufacture, assembly and     20       1,289
  Mississippi                 leather cutting, plywood
                              cutting and warehousing of
                              upholstery

  Redlands,         189,125   Upholstering, assembly        27         321
  California                  and warehousing of
                              upholstery

  Siloam Springs,   399,616   Upholstering, warehousing,     2         408
  Arkansas                    and assembly of upholstery

  Tremonton,        672,770   Manufacture, assembly         12         952
  Utah                        and warehousing of
                              upholstery

  Waterloo,         257,340   Assembly and warehousing      27         404
  Ontario                     and of upholstery and
  (La-Z-Boy                   division office
  Canada)         _________                                 __      ______
                  7,936,132                                 24      11,236
                  =========                                 ==      ======

* Note: The Grand Rapids plant is in the process of being shutdown. Operations are planned to end by the end of August, 1997. Buildings representing 330,000 square feet have been sold.

     The Monroe, Michigan; Redlands, California; Dayton, Tennessee; Water-loo, Ontario, Canada; Lincolnton, North Carolina; Grand Rapids , Michigan (a 110,000 square foot building); Lenoir, North Carolina; Hudson, North Carolina; New Tazewell, Tennessee and the Newton, Mississippi woodworking plants are owned by the Registrant. The Florence, South Carolina; Neosho, Missouri; Newton, Mississippi; Siloam Springs, Arkansas and Tremonton, Utah plants as well as the automated Fabric Processing Center were financed by the issuance of industrial revenue bonds and are occupied under long-term leases with government authorities. The Leland, Mississippi plant is under a long-term lease between the Board of Supervisors of Washington County, Mississippi (lessor) and La-Z-Boy Incorporated (lessee). These leases are capitalized on the Registrant's books. The Clearfield, Utah plant is under a long term lease.

      The Registrant believes that its plants are well maintained, in good operating condition and will be adequate to meet its present and near future business requirements.

ITEM 3.  LEGAL PROCEEDINGS.

      Information relating to certain legal proceedings (Note 11 of the Consolidated Financial Statements appearing on page 25 of La-Z-Boy Incorporated's Annual Report to Shareholders for 1997) is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were voted upon during the fourth quarter of 1997.


                                PART II


      The information required in Part II (Items 5 through 8) is contained in the La-Z-Boy Incorporated's Annual Report to Shareholders for 1997, in the Financial Report pages 17 through 31, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                PART III


      The information required in Part III (Items 10 through 13) is contain-ed in the Registrant's proxy statement dated June 27, 1997 on pages 1 through 13 and 18, and is incorporated herein by reference.


                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

      Listed below are all the documents filed as part of this report:

(a)  Index to Financial Statements

(1)  Financial Statements:
                                                           Page in Exhibit I

      Report of Independent Accountants on Financial
         Statement Schedule............................................S-2

(2)  Financial Statement Schedule:

      II Valuation and Qualifying Accounts............................ S-3

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(3)  Exhibits:
    (3)(a) Restated Articles of Incorporation (filed on Form 10-Q dated November, 12 1996 (Commission File No. 1-9656) and is incorporated herein by reference).

       (b) By-laws (filed on Form 10-Q dated November 12, 1996 (Commission File No. 1-9656) and is incorporated herein by reference).

    (4)(a)   Form of certificate for Common Stock $1.00 (filed herewith).

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

      *(b) La-Z-Boy Chair Company Amended and Restated 1996 Performance Based Stock Plan (filed as Exhibit A to Registrant's proxy statement dated June 28, 1996 (Commission File No. 1-9656) and incorporated herein by reference).

      *(c) La-Z-Boy Chair Company Restricted Stock Plan for Non-Employee Directors (filed as Exhibit B to Registrant's proxy statement dated July 6, 1989 (Commission File No. 1-9656) and incorporat-ed herein by reference).

      *(d) La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (filed herewith).

      *(e) La-Z-Boy Chair Company Supplemental Executive Retirement Plan dated May 1, 1991 (filed as an exhibit to Registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).

      *(f) La-Z-Boy Chair Company Amended and Restated 1989 Restricted Share Plan (filed as Exhibit A to Registrant's proxy statement dated July 6, 1989 (Commission File No. 1-9656) and incorporat-ed herein by reference).

      *(g) La-Z-Boy Chair Company 1986 Incentive Stock Option Plan (filed as Exhibit B to Registrant's proxy statement dated June 26, 1986 (Commission File No. 1-9656) and incorporated herein by reference).

      *(h)(1)Form of Change in Control Agreement (filed as an exhibit to Registrant's Current Report on Form 8-K dated February 6, 1995 (Commission File No. 1-9656) and incorporated herein by reference).

       (h)(2)Employees who are parties to the Change in Control Agreement (filed herewith).

      *(i) Form of Indemnification Agreement and list of Registrant's directors who are parties thereto (filed as an exhibit to Form 8, Amendment No. 1 dated November 3, 1989 (Commission File No. 1-9656) and incorporated herein by reference).

       (j) Amended and Restated Reorganization Agreement with England/ Corsair, Inc. (filed as Annex A to Registrant's Form S-4 Registration Statement dated April 7, 1995 (Commission File No. 33-57623) and incorporated herein by reference).

      *(k)   Description of loan to Mr. C.T. Knabusch (filed herwith).

      *(l) Summary Plan Description and Partial Plan Document for the La-Z-Boy Incorporated Personal Executive Insurance Program description (filed herewith).

   (13) Portions of the 1997 Annual Report to Shareholders (With the exception of the information incorporated in Part I and II, this document is not deemed to be filed as part of the report on Form 10-K).

   (21)     List of subsidiaries of La-Z-Boy Incorporated (filed herewith).

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

                               LA-Z-BOY INCORPORATED


                                    /s/C. T. Knabusch
                               BY   ------------------------   July 24, 1997
                                            C. T. Knabusch
                                            Chairman of the Board, President
                                            and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of July 24, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


/s/E.J. Shoemaker
--------------------------                  --------------------------
 E.J. Shoemaker                              L.G. Stevens
 Executive Vice President                    Director
 of Engineering, Director and Vice
 Chairman of the Board


/s/C.T. Knabusch                            /s/J.F. Weaver
--------------------------                  --------------------------
 C.T. Knabusch                               J.F. Weaver
 Chairman of the Board, President            Director
 and Chief Executive Officer


/s/G.M. Hardy                               /s/D.K. Hehl
--------------------------                  --------------------------
 G.M. Hardy                                  D.K. Hehl
 Secretary and Treasurer, Principal          Director
 Accounting Officer and Director


/s/F. H. Jackson
--------------------------                  --------------------------
 F. H. Jackson                               R.E. Lipford
 Vice President of Finance, Prinicpal        Director
 Financial Officer and Director


                                            /s/H.G. Levy
--------------------------                  --------------------------
 P.H. Norton                                 H.G. Levy
 Senior Vice President Sales and             Director
 Marketing and Director



                        --------------------------
                         J.W. Johnston
                         Director, Mr. Johnston is the
                         son-in-law of E.J. Shoemaker




                        ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a) and ITEM 14(d)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

      YEARS ENDED APRIL 26, 1997, APRIL 27, 1996, AND APRIL 29, 1995



                        LA-Z-BOY INCORPORATED
                          MONROE, MICHIGAN


                     INDEX TO FINANCIAL STATEMENTS


      The financial statements, together with the report thereon of Price Waterhouse LLP dated May 29, 1997 appearing on pages 17 through 31 of the accompanying 1997 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, and the information incorporated in Part II, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statements schedule should be read in conjunction with the financial statements in such 1997 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                       FINANCIAL STATEMENT SCHEDULE

                          1997, 1996,  AND 1995




               Report of Independent Accountants on Financial
               Statement Schedule

Schedule II    Valuation and Qualifying Accounts



                   REPORT OF INDEPENDENT ACCOUNTANTS
                    ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
La-Z-Boy Incorporated



Our audits of the consolidated financial statements referred to in our report dated May 29, 1997 appearing on Page 17 of the 1997 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual
Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP
Toledo, Ohio
May 29, 1997



      LA-Z-BOY INCORPORATED AND SUBSIDIARIES SCHEDULE II VALUATION
                        AND QUALIFYING ACCOUNTS
                         (Dollars in thousands)

                                                       Trade
                                                      accounts
                           Additions                 receivable
               Balance at  charged to  Acquisition  "written off"   Balance
               beginning   costs and   of operating    net of      at end of
Description    of period   expenses     division     recoveries     period
------------- ----------- ----------- ------------- ------------- ----------

Year ended
April 26, 1997

Allowance for
  doubtful accounts
  & long-term
  notes         $18,033     $5,688                     $4,790       $18,931

Accrued
  Warranties     $9,577     $1,198                                  $10,775

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