Form 10-Q
period 1997-07-26
LA-Z-BOY INCORP
filed 1997-08-05
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


         FOR QUARTER ENDED July 26, 1997 COMMISSION FILE NUMBER 1-9656


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

          Yes       [X]                              No        [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                                Outstanding at July 26, 1997
------------------------------                  ----------------------------
Common Shares, $1.00 par value                             17,974,876

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the registrant's Financial Information Release dated August 5, 1997 and are incorporated herein by reference.

          LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                                Three Months Ended
                                                ------------------
                                                July 26,  July 27
                                                  1997      1996
                                                --------- --------
          Cash Flows from Operating Activities
           Net income                             $1,726   $4,598

          Adjustments to reconcile net income
           to net cash provided by operating
           activities
            Depreciation and amortization          4,873    4,855
            Change in receivables                 48,902   44,935
            Change in inventories                (14,158) (12,928)
            Change in other assets and liab.     (15,223) (19,250)*
            Change in deferred taxes                 -        -
                                                --------- --------
             Total adjustments                    24,394   17,612 *
                                                --------- --------
             Cash Provided by Operating
                Activities                        26,120   22,210 *

          Cash Flows from Investing Activities
           Proceeds from disposals of assets         316      113
           Capital expenditures                   (5,568)  (4,580)
           Change in other investments              (447)  (5,621)
                                               ---------- --------
            Cash Used for Investing Activities    (5,699) (10,088)*

          Cash Flows from Financing Activities
           Short-term debt                            -        -
           Long-term debt                             -        -
           Retirements of debt                    (1,925)  (2,940)
           Capital leases                             -        -
           Capital lease principal payments         (527)    (565)
           Stock for stock option plans            2,012    1,470
           Stock for 401(k) employee plans           403      383
           Purchase of La-Z-Boy stock             (2,424)  (7,126)
           Payment of cash dividends              (3,768)  (3,482)
                                               ---------- --------
            Cash Used for Financing Activities    (6,229) (12,260)*

          Effect of exch. rate changes on cash        36      (52)*
                                               ---------- --------
          Net change in cash and equivalents      14,228     (190)

          Cash and equiv. at beginning of period  25,382   27,060
                                               ---------- --------
          Cash and equiv. at end of period       $39,610  $26,870
                                               ========== ========

          Cash paid during period - Income taxes  $1,441   $2,257
                                  - Interest        $839     $833

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* These numbers have changed slightly from what was reported in the first quarter last year. They have been corrected as a reclass error.

                   LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------
    The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1997 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated condensed balance sheet as of April 26, 1997, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated condensed balance sheet as of July 26, 1997 has been derived from, but does not include all the disclosures contain-ed in, the audited consolidated financial statements for the year ended April 26, 1997. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.


2.  Interim Results
    ---------------
    The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 25, 1998.


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

For further Management Discussion, see attached Exhibit 99.

The Company's strong financial position is reflected in the debt to capital percentage of 14% and a current ratio of 3.9 to 1 at the end of the first quarter. At April 26, 1997, the debt to capital percentage was 15% and the current ratio was 3.5 to 1. At the end of the preceding year's first quarter, the debt to capital percentage was 16% and the current ratio was
3.9 to 1. As of July 26, 1997, there was $62 million of unused lines of credit available under several credit arrangements.

Approximately 35% of the 4 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.


                         PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on July 28, 1997, for the purposes of electing three members to the board of directors as well as considering and acting upon proposals to approve the La-Z-Boy Incorporated 1997 Incentive Stock Option Plan and the 1997 Restricted Share Plan. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to Management's solicitations. The Shareholders elected all of Management's nominees for directors as listed in the proxy statement and approved the La-Z-Boy Incorporated 1997 Incentive Stock Option Plan and the 1997 Restricted Share Plan. The distribution of shareholders' votes was as follows:

                                       Shares Voted             Shares
Election of Directors:                   In Favor               Withheld
                                       -------------          -------------
Lorne G. Stevens                         16,258,184              247,157
Patrick H. Norton                        16,096,638              408,703
Frederick H. Jackson                     16,200,120              305,221

Adoption of the La-Z-Boy Incorporated 1997 Incentive Stock Option Plan:
Shares Voted in Favor                    14,919,016
Shares Voted Against                      1,283,984
Abstentions                                 302,341

Adoption of the La-Z-Boy Incorporated 1997 Restricted Share Plan:
Shares Voted in Favor                    15,155,433
Shares Voted Against                      1,034,844
Abstentions                                 315,064


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)(10i) La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (filed as Exhibit A to the registrant's proxy (Commission File No. 1-9656) dated June 27, 1997)is incorporated herein by reference.

   (10ii) La-Z-Boy Incorporated 1997 Restricted Share Plan (filed as Exhibit B to the registrant's proxy (Commission File No. 1-9656) dated June 27, 1997)is incorporated herein by reference.

   (27)   Financial Data Schedule (EDGAR only).

   (99) News Release and Financial Information Release: re Actual first quarter results and Management Discussion dated August 5, 1997 (filed herewith).

(b) An 8-K was filed on May 13, 1997 to disclose an exchange of 33,718 shares of La-Z-Boy Incorporated Common Shares for 1,078,976 ordinary shares of Centurion Furniture plc, a corporation incorporated in England and Wales, not already owned by the Company. This exchange brought the registrant's ownership in Centurion Furniture, plc to 99.6%.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended July 26, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY INCORPORATED
                                        (Registrant)

                                        /s/G.M. Hardy
Date   August 5, 1997                   -----------------------------
                                        Gene M. Hardy
                                        Secretary and Treasurer
                                       (Principal Accounting Officer)