Form 10-Q
period 1997-10-25
LA-Z-BOY INCORP
filed 1997-11-04
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


       FOR QUARTER ENDED OCTOBER 25, 1997 COMMISSION FILE NUMBER 1-9656


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

          Yes       [X]                              No        [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                             Outstanding at October 25, 1997
------------------------------               -------------------------------
Common Shares, $1.00 par value                           17,828,415

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated November 4, 1997 and are incorporated herein by reference.

          LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                     Three Months Ended    Six Months Ended
                                      ------------------   ----------------
                                    Oct. 25,  Oct. 26      Oct. 25   Oct. 26
                                       1997      1996        1997      1996
                                    --------- --------    -------   --------
Cash Flows from Operating Activities
  Net income                          $16,822  $15,252    $18,548   $19,850

Adjustments to reconcile net income
  to net cash provided by operating
  activities
 Depreciation and amortization          5,195    5,171     10,068    10,026
 Change in receivables                (52,888) (54,729)    (3,986)   (9,794)
 Change in inventories                  6,416    1,912     (7,742)  (11,016)
 Change in other assets and liab.      25,967   30,194     10,744    10,944
 Change in deferred taxes              (1,960)    (878)    (1,960)     (878)
                                     --------- --------  --------  --------
  Total adjustments                   (17,270) (18,330)     7,124      (718)
                                     --------- --------  --------  --------
 Cash Provided by Operating
     Activities                          (448)  (3,078)    25,672    19,132

Cash Flows from Investing Activities
Proceeds from disposals of assets          76      608        392       721
Capital expenditures                   (5,775)  (3,643)   (11,343)   (8,223)
Change in other investments               159      179       (288)   (5,442)
                                     --------- --------   --------  --------
 Cash Used for Investing Activities    (5,540)  (2,856)   (11,239)  (12,944)

Cash Flows from Financing Activities
 Short-term debt                            -        -          -         -
 Long-term debt                             -        -          -         -
Retirements of debt                      (116)     (64)    (2,041)   (3,004)
 Capital leases                             -        -
Capital lease principal payments         (513)    (513)    (1,040)   (1,078)
Stock for stock option plans            1,091      376      3,103     1,846
Stock for 401(k) employee plans           283      285        686       668
Purchase of La-Z-Boy stock             (6,973)  (3,242)    (9,397)  (10,368)
Payment of cash dividends              (3,775)  (2,981)    (7,543)   (6,463)
                                    ---------- --------   -------- ---------
 Cash Used for Financing Activities   (10,003)  (6,139)   (16,232)  (18,399)

Effect of exch. rate changes on cash       62      159         98       107
                                     --------- --------   -------- ---------
Net change in cash and equivalents    (15,929) (11,914)    (1,701)  (12,104)

Cash and equiv. beginning of period    39,610   26,870     25,382    27,060
                                     ---------- -------   -------- ---------
Cash and equiv. at end of period      $23,681  $14,956     23,681    14,956
                                     ========= ========   ======== =========

Cash paid during period - Income taxes  $6,222   $8,513   $7,663    $10,770
                        - Interest        $955   $1,137   $1,794     $1,970

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

                   LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
    The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1997 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of April 26, 1997, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated balance sheet as of October 25, 1997 has been prepared on a basis consistent with but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 26, 1997. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.


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

For further Management Discussion, see attached Exhibit 99.(a)

The Company's strong financial position is reflected in the debt to capital percentage of 14% and a current ratio of 3.2 to 1 at the end of the Second quarter. At April 26, 1997, the debt to capital percentage was 15% and the current ratio was 3.5 to 1. At the end of the preceding year's Second quarter, the debt to capital percentage was 16% and the current ratio was
3.2 to 1. As of October 25, 1997, there was $63 million of unused lines of credit available under several credit arrangements.

Approximately 30% of the 4 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.


                         PART II. OTHER INFORMATION


Item 5.  Other Information
--------------------------
     On October 29, 1997, The Board of Directors of La-Z-Boy Incorporated announced that Gerald L. Kiser has been named President and Chief Operating Officer of the Company. The Board of Directors named
Patrick H. Norton to Chairman of the Board of the company. Mr. Kiser was promoted from Executive Vice President and Chief Operating Officer.
Mr. Norton will continue to direct all sales and marketing activities.

For Further detail, see attached exhibit 99.(b)

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)(3i) Restated Articles of incorporation as filed with the state of Michigan, on September 18,1997.

   (3ii) By-Laws of la-Z-Boy Incorporated


   (27)   Financial Data Schedule (EDGAR only).

(99) (a) News Release and Financial Information Release: re Actual second quarter results and Management Discussion dated November 4, 1997 (filed herewith).

(99) (b) News Release: re Changes in Management of Registrant dated October 29, 1997.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended October 25, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY INCORPORATED
                                              (Registrant)

                                        /s/G.M. Hardy
Date   November 4, 1997                   -----------------------------
                                        Gene M. Hardy
                                        Secretary and Treasurer
                                       (Principal Accounting Officer)