Form 10-Q
period 1998-01-24
LA-Z-BOY INCORP
filed 1998-02-03
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


       FOR QUARTER ENDED JANUARY 24, 1998 COMMISSION FILE NUMBER 1-9656


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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (734) 241-4414


                                    None
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes       [X]                              No        [ ]

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                             Outstanding at January 24, 1998
------------------------------               -------------------------------
Common Shares, $1.00 par value                           17,856,292

                        Part I.  Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for Part I are contained in the Registrant's Financial Information Release dated February 3, 1998 and are incorporated herein by reference.

          LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   (Unaudited, dollar amounts in thousands)

                                     Three Months Ended    Nine Months Ended
                                     ------------------    -----------------
                                    Jan. 24,  Jan. 25     Jan. 24   Jan. 25
                                       1998      1997        1998      1997
                                    --------- --------    -------   --------
Cash Flows from Operating Activities
  Net income                          $11,459   $9,801    $30,007   $29,651

Adjustments to reconcile net income
  to net cash provided by operating
  activities
 Depreciation and amortization          5,140    5,189     15,208    15,215
 Change in receivables                 22,393   37,106     18,407    27,312
 Change in inventories                 (2,485)  (1,978)   (10,227)  (12,994)
 Change in other assets and liab.      (8,607) (11,979)     2,137    (1,035)
 Change in deferred taxes              (2,553)    (439)    (4,513)   (1,317)
                                     --------- --------  --------  --------
  Total adjustments                    13,888   27,899     21,012    27,181
                                     --------- --------  --------  --------
 Cash Provided by Operating
     Activities                        25,347   37,700     51,019    56,832

Cash Flows from Investing Activities
 Proceeds from disposals of assets      1,108     (167)     1,500       554
 Capital expenditures                  (4,218)  (4,580)   (15,561)  (12,803)
 Change in other investments             (419)    (571)      (707)   (6,013)
                                     --------- --------   --------  --------
 Cash Used for Investing Activities    (3,529)  (5,318)   (14,768)  (18,262)

Cash Flows from Financing Activities
 Short-term debt                            -        -          -         -
 Long-term debt                             -        -          -         -
 Retirements of debt                   (2,428)     (64)    (4,469)   (3,068)
 Capital leases                             -        -          -         -
 Capital lease principal payments        (507)    (509)    (1,547)   (1,587)
 Stock for stock option plans           2,299    1,005      5,402     2,851
 Stock for 401(k) employee plans          417      276      1,103       944
 Purchase of La-Z-Boy stock            (3,086)  (6,993)   (12,483)  (17,361)
 Payment of cash dividends             (3,749)  (3,446)   (11,292)   (9,909)
                                    ---------- --------   -------- ---------
 Cash Used for Financing Activities    (7,054)  (9,731)   (23,286)  (28,130)

Effect of exch. rate changes on cash     (233)     (53)      (135)       54
                                     --------- --------   -------- ---------
Net change in cash and equivalents     14,531   22,598     12,830    10,494

Cash and equiv. beginning of period    23,681   14,956     25,382    27,060
                                     ---------- -------   -------- ---------
Cash and equiv. at end of period      $38,212  $37,554     38,212    37,554
                                     ========= ========   ======== =========

Cash paid during period - Income taxes $14,345  $12,461   $22,008   $23,231
                        - Interest      $1,016     $948    $2,810    $2,918

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

                   LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------
    The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1997 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of April 26, 1997, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated balance sheet as of January 24, 1998 has been prepared on a basis consistent with but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 26, 1997. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.


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

For further Management Discussion, see attached Exhibit 99.(a)

The Company's strong financial position is reflected in the debt to capital percentage of 13% and a current ratio of 3.3 to 1 at the end of the third quarter. At April 26, 1997, the debt to capital percentage was 15% and the current ratio was 3.5 to 1. At the end of the preceding year's Third quarter, the debt to capital percentage was 16% and the current ratio was
3.4 to 1. As of January 24, 1998, there was $63 million of unused lines of credit available under several credit arrangements.

Cash flow from the change in receivables was about $15 million less in the third quarter this year vs. last year. This is primarily due to differences in the timing and volume of shipments. At the end of January this year there were substantially more dollars outstanding (not yet due) and the amounts past due were actually less than the prior year.

Approximately 29% of the 4 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.


                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(27)   Financial Data Schedule (EDGAR only).

(99) (a) News Release and Financial Information Release: re Actual third quarter results and Management Discussion dated February 3, 1997 (filed herewith).


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended January 24, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY INCORPORATED
                                              (Registrant)

                                        /s/G.M. Hardy
Date   February 3, 1998                 -----------------------------
                                        Gene M. Hardy
                                        Secretary and Treasurer
                                       (Principal Accounting Officer)