Form 10-K
period 1998-04-25
LA-Z-BOY INCORP
filed 1998-07-21
CIK 57131

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                     FORM 10-K
                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
                      FOR THE FISCAL YEAR ENDED APRIL 25, 1998
                            Commission File No. 1-9656

                               LA-Z-BOY INCORPORATED
                       1284 N. Telegraph Road, Monroe, MI 48162
                                   (734) 242-1444
Incorporated in Michigan   I.R.S. Employer Identification Number 38-0751137

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class                 Exchange on Which Registered
Common Stock, $1.00 Par Value       New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                 Yes X      No __

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                 X

Based on the closing price of June 19, 1998, the aggregate market value of common stock held by nonaffiliates of the Registrant was $983.7 million.

The number of common shares outstanding of the registrant was 17,804,571 as of June 19, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the 1998 Annual Report to Shareholders for the year ended April 25, 1998 are incorporated by reference in Part I, II and IV.

(2) Portions of the Annual Proxy Statement filed with the Securities and Exchange Commission on June 26, 1998 are incorporated by reference into Part III.

                                 TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT - 1998
                                LA-Z-BOY INCORPORATED

PART I                                                     Page

    Item 1.   Business....................................... 1
    Item 2.   Properties..................................... 4
    Item 3.   Legal Proceedings.............................. 6
    Item 4.   Submission of Matters to a
           Vote of Security Holders.......................... 6

PART II

    Items 5. through 8....................................... 6
    Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures........... 7

PART III

    Items 10. through 13..................................... 7

PART IV

    Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K............................... 7



                                  PART I


ITEM 1.  BUSINESS.

During fiscal year 1998, the Registrant acquired all the outstanding stock of Sam Moore Furniture Industries, Inc. Also, the Registrant acquired the remaining 25% of Centurion Furniture plc. Additional information required in Part I, Item 1, section (a) is contained in the Registrant's 1998 Annual Report to Shareholders in Note 2 on page 22 of the Registrant's consolidated financial statements and is incorporated herein by reference.

Principal Products

The Registrant operates in the furniture industry and as such does not have differing segments. "Residential" dealers are those who resell to individuals for their home use. "Business Furniture" dealers are those who resell seating and casegood products to commercial dealers. Additional information regarding products and market share data is contained in the Registrant's 1998 Annual Report on page 27 in the Background section of the Management Discussion and Analysis and is incorporated herein by reference.

Status of New Products or Segments

During fiscal year 1998, the Registrant did not add any major products or segments.

Raw Materials

The principal raw materials used by the Registrant in the manufacture of its products are hardwoods for solid wood dining room and bedroom furniture, casegoods, occasional tables and for the frame components of seating units; plywood and chipwood for internal parts; veneers for dining room furniture, wall units, and occasional tables; water-based and liquid finishes (stains, sealant, lacquers) for external wood; steel for the mechanisms; leather, cotton, wool, synthetic and vinyl fabrics for covers; and polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding. Steel and wood products are generally purchased from a number of sources, usually in the vicinity of the particular plant, and product-covering fabrics and polyurethane are purchased from a substantial number of sources on a mostly centralized basis. The Registrant fabricates many of the parts in its products, largely because quality parts made to its exact specifications are not obtainable at reasonable cost from outside sources.

Raw material costs historically have been about 38 percent of sales in the upholstery operations and a somewhat higher percentage in the casegoods operations. Purchased fabric (which includes leather) is the largest single raw material cost representing about 39 percent of total upholstery product material costs. Polyurethane (poly) foam and lumber are the next two largest types of upholstery raw material costs. Poly is highly sensitive to changes in the price of oil. Price increases for raw materials have been slightly lower than the inflation rate in recent years and are expected to continue at this rate.

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

Patents, Licenses and Franchises or Concessions

The Registrant has a number of patents on its reclining chair and rocking chair mechanisms, which it believes were important to the early success of the Registrant and to its present competitive position. It believes, however, that since it is so firmly established in the industry, the loss of any single or small group of patents would not materially affect the Registrant's business. In addition to the patent on the mechanisms, the Registrant has obtained patents on some of its furniture designs and has approximately 12-15 designs either patented or applied for. The Registrant has no material licenses, franchises or concessions.

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

Customers

The Registrant distributes to over 17,000 locations. The Registrant does not have any customer whose sales amount to 10 percent or more of its consolidated sales for fiscal year 1998. The Registrant's approximate dealer mix consisted of 40 percent proprietary, 16 percent to major dealers (Montgomery Ward and other department stores) and 44 percent to general dealers.

Proprietary stores consist of stores dedicated to the sale of La-Z-Boy products and in-store dedicated galleries. The dedicated stores include La-Z-Boy Furniture Galleries stores and Showcase Shoppes. In-store dedicated galleries have been established for many of the Registrant's divisions.


Orders and Backlog

It has been determined that the majority of the Registrant's Residential Division orders are for dealer stock, with approximately 37 percent of orders being requested directly by customers. Furthermore, about 12 percent of units produced at all divisions are built for the Registrant's inventory.
The remainder are "built-to-order" for dealers.

As of May 31, 1998 and May 31, 1997 backlogs were approximately $93 million and $81 million, respectively. These amounts represent less than five weeks of sales. On average, orders are shipped in approximately five weeks. The measure of backlog at a point in time may not be indicative of future sales performance. The Registrant does not rely entirely on backlogs to predict future sales since the sales cycle is only five weeks and backlog can change from week to week.

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

The Registrant competes primarily by emphasis on quality of its products, dealer support and a lifetime warranty on the reclining and leg rest mechanisms.

The Registrant has approximately fifteen major competitors in the U.S. reclining or motion chair field and a substantially larger number of competitors in the upholstery business as a whole, as well as in the casegoods and Business Furniture businesses.

Research and Development Activities

The Registrant spent $9.5 million in fiscal 1998 for new product development, existing product improvement, quality control, improvement of current manufacturing operations and research into the use of new materials in the construction of its products. The Registrant spent $8.3 million in fiscal 1997 on such activities and $8.0 million on such activities in fiscal 1996. The Registrant's customers generally do not engage in research with respect to the Registrant's products.

Compliance with Environmental Regulations

Information relating to Compliance with Environmental Regulations (Note 11 of the Consolidated Financial Statements appearing on page 26 and the environmental discussion contained within the Management Discussion and Analysis appearing on pages 28 and 29 of La-Z-Boy Incorporated Annual Report to Shareholders for 1998) is incorporated herein by reference.

Number of Employees

The Registrant and its subsidiaries employed 12,155 persons as of April 25, 1998 and 11,236 persons as of April 26, 1997.




Financial Information about Foreign and Domestic Operations and Export Sales

The Registrant does not make any material amount of sales of upholstered furniture from export sales. The Registrant sells upholstered furniture to Canadian customers through its Canadian subsidiary, La-Z-Boy Canada Limited. Sales in Europe also occur through the Registrant's subsidiary Centurion Furniture plc, which is located in the United Kingdom.

The Registrant also derives a small amount of royalty revenues from the sale and licensing of its trademarks, tradenames, and patents to certain foreign manufacturers.

Export sales are increasing, and are about 2% of sales.


ITEM 2. PROPERTIES.


In the United States, the Registrant operates thirty-one manufacturing plants (most with warehousing space), has an automated fabric-processing center and has divisional and corporate offices. The Registrant has one manufacturing plant in Canada, one in the United Kingdom and one in Mexico. Some locations listed on the following page have more than one plant.


The location of these plants, the approximate floor space, principal operations conducted, the average age and the approximate number of employees at such locations as of April 25, 1998 are as follows:


                                                         Facility's
Location       Floor Space                                Average      Number of
               (square feet)   Operations Conducted         Age        Employees
--------       -------------   ---------------------     -----------   ---------

Bedford,           282,431   Manufacturing and assembly      39            319
Virginia                     of upholstery
(Sam Moore)

Clearfield,         48,000   Upholstering and assembly        2             48
Utah                         of upholstery

Dayton,            910,880   Manufacturing, assembly and     15          2,018
Tennessee                    warehousing of upholstery

Florence,          416,249   Manufacturing, assembly and     28            441
South Carolina               warehousing of upholstery

Florence,           48,400   Fabric processing center        21             17
South Carolina

Hudson area,     1,072,745   Manufacturing, assembly and     31          1,250
North Carolina               warehousing of casegoods
(Kincaid)                    and division office

Irapuato, Mexico    30,000   Manufacturing of upholstery     20             92
(Distincion
Muebles)

Leland,            311,990   Manufacturing, assembly and     22            305
Mississippi                  warehousing of Business
                             Furniture casegoods and
                             upholstery

Lenoir area,       654,688   Manufacturing, assembly and     30            452
North Carolina               warehousing of primarily
(Hammary)                    casegoods and some
                             upholstered products and
                             division office

Leyland England,   200,000   Manufacturing and               32            172
County of                    warehousing of furniture
Lancashire                   and company offices
(Centurion)

Lincolnton,        375,823   Manufacturing, warehousing      30            348
North Carolina               and assembly of upholstery

Monroe,            242,235   Corporate office,               47            531
Michigan                     Residential and Business
                             Furniture Group offices and
                             R & D

Neosho,            560,640   Manufacturing, assembly and     22          1,260
Missouri                     warehousing of upholstery

New Tazewell,      696,484   Manufacturing, assembly and      8          1,385
Tennessee                    warehousing of primarily
(England/Corsair             upholstery and division
)                            office

Newton,            640,707   Manufacturing, assembly and     21          1,318
Mississippi                  leather cutting, plywood
                             cutting and warehousing of
                             upholstery

Redlands,          189,125   Upholstering, assembly and      28            383
California                   warehousing of upholstery

Siloam Springs,    399,616   Upholstering, warehousing        3            437
Arkansas                     and assembly of upholstery

Tremonton, Utah    672,770   Manufacturing, assembly and     13            969
                             warehousing of upholstery

Waterloo,          257,340   Assembly and warehousing of     27            410
Ontario                      upholstery and division
(La-Z-Boy                    office
Canada)          ---------                                   --         ------
                 8,010,123                                   22         12,155
                 =========                                   ==         ======







The Monroe, Michigan; Redlands, California; Dayton, Tennessee; Waterloo, Ontario, Canada; Lincolnton, North Carolina; Lenoir, North Carolina; Hudson, North Carolina; New Tazewell, Tennessee; Bedford, Virginia; Leyland England, and the Newton, Mississippi woodworking plants are owned by the Registrant. The Florence, South Carolina; Neosho, Missouri; Newton, Mississippi; Siloam Springs, Arkansas and Tremonton, Utah plants as well as the automated Fabric Processing Center were financed by the issuance of industrial revenue bonds and are occupied under long-term leases with government authorities. The Leland, Mississippi plant is under a long-term lease between the Board of Supervisors of Washington County, Mississippi (lessor) and La-Z-Boy Incorporated (lessee). These leases are capitalized on the Registrant's books. The Clearfield, Utah plant and Irapuato, Mexico buildings are under long-term lease.

The Registrant believes that its plants are well maintained, in good operating condition and will be adequate to meet its present and near future business requirements.


ITEM 3.  LEGAL PROCEEDINGS.

Information relating to certain legal proceedings (Note 11 of the Consolidated Financial Statements appearing on page 26 of the La-Z-Boy Incorporated Annual Report to Shareholders for 1998) is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY.

No matters were voted upon during the fourth quarter of 1998.


                                     PART II

The information required in Part II (Items 5 through 8) is contained in the La-Z-Boy Incorporated Annual Report to Shareholders for 1998, in the Financial Report pages 17 through 31, and is incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.


                                      PART III


The information required in Part III (Items 10 through 13) is contained in the Registrant's proxy statement dated June 26, 1998 on pages 1 through 13, and 19, and is incorporated herein by reference.


                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.


INDEX TO EXHIBITS (Note 1)

(3.1) La-Z-Boy Incorporated Restated Articles of Incorporation (Note 4)

(3.2) La-Z-Boy Incorporated By-laws as amended and restated (Note 14)

(4) Instruments defining the rights of holders of long-term debt are not filed herewith, pursuant to paragraph (4)(iii) of Regulation S-K Item 601. The Registrant will furnish all such documents to the Securities and Exchange Commission upon its request

(10) Material Contracts

* (10.1) La-Z-Boy Incorporated 1993 Performance-Based Stock Plan (Note 7)

* (10.2) La-Z-Boy Incorporated Amended and Restated 1996 Performance Based Stock Plan (Note 5)

* (10.3) La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors (Note 9)

* (10.4) La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 3)

* (10.5) La-Z-Boy Incorporated Supplemental Executive Retirement Plan dated May 1, 1991 (Revised in 1995) (Note 6)

* (10.6) La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 2)

* (10.7) La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 2)

* (10.8) Form of Change in Control Agreement (Note 6)

(10.9) Employees who are parties to the Change in Control Agreement (Note 14)

* (10.10) Form of Indemnification Agreement (Note 8)

* (10.11) Summary Plan Description and Partial Plan Document for the La-Z-Boy Incorporated Personal Executive Life Insurance Program (the "Summary") (Note 3). (In the case of one executive officer, Gene M. Hardy, the Personal Executive Life Insurance Program operates differently from the manner described in the Summary, in that: (a) Mr. Hardy does not benefit from Unscheduled Premium payments, so information therein relating to such payments does not apply to him, and (b) "gross up" payments to him are not repayable to the Company out of policy death benefits or otherwise.)

* (10.12) Description of loan to Mr. C. T. Knabusch (Note 3)

* (10.13) The La-Z-Boy Incorporated 1986 Incentive Stock Option Plan (Note 10)

* (10.14) The La-Z-Boy Incorporated 1989 Restricted Share Plan (Note 9)

(13) Portions of the 1998 Annual Report to Shareholders (Note 11)

(21) List of subsidiaries of La-Z-Boy Incorporated (Note 14)

(23) Consent of PricewaterhouseCoopers LLP (Note 12)

(27) Financial Data Schedule (Note 13)

   * Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits


NOTES TO EXHIBITS


1. Copies of exhibits will be supplied upon request. All necessary annual and quarterly reports are electronically filed with the SEC. Copies of the exhibits are available through the SEC site on the Internet.
   (http://www.sec.gov/cgi-bin/srch-edgar).

2. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Proxy statement dated July 27, 1997.

3. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 10-K for the year ended April 26, 1997.

4. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 10-Q for the quarter ended October 26, 1996.

5. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Proxy Statement dated June 28, 1996.

6. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 8-K for the quarter ended January 28, 1995.

7. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Proxy Statement dated June 25, 1993.

8. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 8, Amendment No. 1 dated November 3, 1989.

9. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Proxy Statement dated July 6, 1989.

10. Incorporated by reference to exhibits in the La-Z-Boy Incorporated Proxy Statement dated June 26, 1986.

11. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of the report on Form 10-K.

12. Incorporated by reference to 'Consent of Independent Public Accountants' in this Form 10-K.

13. This is included in the Edgar version only.

14. This document is filed herewith.





                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  LA-Z-BOY INCORPORATED


                                       BY  /s/Patrick H. Norton   July 21, 1998
                                          ---------------------
                                                 P.H. Norton
                                                 Chairman of the Board




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of July 21, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.




    /s/Patrick H. Norton                            /s/J.F. Weaver
    ---------------------                         ---------------------
        P.H. Norton                                   J.F. Weaver
    Chairman of the Board                               Director


       /s/G.L. Kiser                                  /s/D.K. Hehl
    ---------------------                         ---------------------
        G.L. Kiser                                     D.K. Hehl
President and Chief Operating                          Director
          Officer

        /s/G.M. Hardy                                 /s/R.E. Lipford
    ---------------------                         ---------------------
        G.M. Hardy                                   R.E. Lipford
  Secretary and Treasurer,                             Director
Principal Accounting Officer
       and Director

       /s/F.H. Jackson                                 /s/H.G. Levy
    ---------------------                         ---------------------
       F.H. Jackson                                   H.G. Levy
  Executive VP of Finance,                             Director
 Chief Financial Officer and
        Director

    ---------------------                         ---------------------
      L.G. Stevens                                  J.W. Johnston
        Director                                       Director







                        ANNUAL REPORT ON FORM 10-K

                        ITEM 14(a) and ITEM 14(d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

          YEARS ENDED APRIL 25, 1998, APRIL 26, 1997 AND APRIL 27, 1996



                          LA-Z-BOY INCORPORATED
                             MONROE, MICHIGAN


                        INDEX TO FINANCIAL STATEMENTS

The financial statements, together with the report thereon of Price Waterhouse LLP dated May 21, 1998 appearing on pages 17 through 31 of the accompanying 1998 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, and the information incorporated in Part II, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedule should be read in conjunction with the financial statements in such 1998 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.







                          FINANCIAL STATEMENT SCHEDULE

                              1998, 1997, AND 1996


                                                                        Page


                  Report of Independent Accountants on Financial
                  Statement Schedule                                     S-2

Schedule II       Valuation and Qualifying Accounts                      S-3




                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE

May 21, 1998

To the Board of Directors of
La-Z-Boy Incorporated

Our audits of the consolidated financial statements referred to in our report dated May 21, 1998 appearing on page 17 of the 1998 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP




LA-Z-BOY INCORPORATED AND SUBSIDIARIES SCHEDULE II VALUATION
AND QUALIFYING ACCOUNTS
(Dollars in thousands)


                                                            Trade
                                                           accounts
                                              Additions   receivable
                                Balance at   charged to  "written off"  Balance
                                beginning    costs and      net of    at end of
Description                     of period     expenses    recoveries    period
-------------                  -----------  ------------ ------------ ----------
Year ended April 25, 1998:

   Allowance for doubtful
   accounts and
   long-term notes               $18,931       $7,333     $5,625        $20,639

   Accrued Warranties            $10,775       $1,250                   $12,025

Year ended April 26, 1997:

   Allowance for doubtful
   accounts and
   long-term notes               $18,033       $5,688     $4,790         $18,931

   Accrued Warranties             $9,577       $1,198                    $10,775

Year ended April 27, 1996:

   Allowance for doubtful
   accounts and
   long-term notes               $17,829       $5,530     $5,326         $18,033

   Accrued Warranties             $8,450       $1,127                     $9,577
