Form 10-Q
period 1998-07-25
LA-Z-BOY INC
filed 1998-08-04
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

          FOR QUARTER ENDED July 25, 1998 COMMISSION FILE NUMBER 1-9656

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

          Yes        X                              No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                                Outstanding at July 25, 1998
Common Shares, $1.00 par value                           17,747,753


                                Part 1. Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for
Part 1 are contained in the Registrant's Financial Information Release dated August 4, 1998 and are incorporated herein by reference.

          -------------------------------------------------------

           LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                      (Unaudited, dollar amounts in thousands)


                                                          Three Months Ended
                                                        ------------------------
                                                        July 25,      July 26,
                                                          1998          1997
                                                        ----------   -----------
     Cash Flows from Operating Activities
        Net income                                         $7,184        $1,726

        Adjustments to reconcile net income to
         net cash provided by operating activities
           Depreciation and amortization                    5,417         4,873
           Change in receivables                           42,571        48,902
           Change in inventories                           (9,368)      (14,158)
           Change in other assets and liabilities          (9,809)      (15,223)
           Change in deferred taxes                            73             -

                                                        ----------   -----------
              Total adjustments                            28,884        24,394

                                                        ----------   -----------
               Cash Provided by Operating Activities       36,068        26,120

     Cash Flows from Investing Activities
        Proceeds from disposals of assets                     205           316
        Capital expenditures                               (4,105)       (5,568)
        Change in other investments                        (1,890)         (447)

                                                        ----------   -----------
               Cash Used for Investing Activities          (5,790)       (5,699)

     Cash Flows from Financing Activities
        Retirements of debt                                (3,091)       (1,925)
        Capital lease principal payments                     (442)         (527)
        Stock for stock option plans                        1,451         2,012
        Stock for 401(k) employee plans                       379           403
        Purchase of La-Z-Boy stock                         (7,603)       (2,424)
        Payment of cash dividends                          (3,743)       (3,768)

                                                        ----------   -----------
               Cash Used for Financing Activities         (13,049)       (6,229)

     Effect of exchange rate changes on cash                 (310)           36

                                                        ----------   -----------
     Net change in cash and equivalents                    16,919        14,228

     Cash and equivalents at begin. of period              28,700        25,382

                                                        ----------   -----------
     Cash and equivalents at end of period                $45,619       $39,610
                                                        ==========   ===========

     Cash paid during period   -Income taxes                 $475        $1,441
                               -Interest                     $543          $839


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





                LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1998 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of April 25, 1998, has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The consolidated balance sheet as of July 25, 1998 has been prepared on a basis consistent with, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 25, 1998. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2. Interim Results
   The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 24, 1999.

3. Forward-Looking Information
   Any forward-looking statements contained in this report represent management's current expectations based on present information and current assumptions. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates". Forward-looking statements are inherently subject to risks and uncertainties. Actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated growth in sales; success of product introductions; fluctuations of interest rates, changes in consumer confidence/demand and other risks and factors identified from time to time in the Company's reports filed with the Securities Exchange Commission.

4. Commitments and Contingencies
   There has been no significant change from the prior fiscal year end audited financial statements.

5. Earnings per Share
   The Company adopted Statement of Financial Accounting Standards (SFAS)
   No. 128, "Earnings per Share" in 1998. The Statement requires both basic and diluted earnings per share to be presented. Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares were issued. This includes employee stock options. Prior period earnings per share information has been restated to be in compliance with SFAS No. 128.




                                       July 25,     July 26,
        (Amounts in thousands)           1998         1997
        ----------------------         --------     --------
Weighted average common
   shares outstanding (Basic)           17,797       17,951
Effect of Options                          112           49
                                        ------       ------
Weighted average common
   shares outstanding (Diluted)         17,909       18,000
                                        ======       ======



                 LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
                           MANAGEMENT DISCUSSION

La-Z-Boy's sales and profits historically have been weakest in the first quarter of the fiscal year due to the Company's two-week vacation shutdown, which coincides with the slowest sales period. Therefore, first quarter comparison to the prior year's first quarter may not be indicative of trends that will continue in the remaining quarters of the fiscal year.

Due to the cyclical nature of the Company's business, comparison of operations between the most recently completed quarter and the immediate preceding quarter would not be meaningful and could be misleading to the reader of these financial statements.

For further Management Discussion, see attached Exhibit 99.(a)

The Company's strong financial position is reflected in the debt to capital percentage of 15% and a current ratio of 3.8 to 1 at the end of the first quarter. At April 25, 1998, the debt to capital percentage was 16% and the current ratio was 3.5 to 1. At the end of the preceding year's first quarter, the debt to capital percentage was 14% and the current ratio was 3.9 to 1. As of July 25, 1998, there was $106 million of unused lines of credit available under several credit arrangements.

Approximately 23% of the 4 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.








                            PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on July 27, 1998, for the purposes of electing three members to the board of directors as well as considering and acting on a proposal to approve an increase in the number of common shares authorized. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to Management's solicitations. The Shareholders elected all of the Management's nominees for directors as listed in the proxy statement and approved the increase in the number of authorized shares. The distribution of shareholders' votes was as follows:

                                         Shares Voted        Shares
Election of Directors:                     In Favor         Withheld
                                         ------------       --------
Gene M. Hardy                             15,812,114         462,073
David K. Hehl                             15,784,975         489,212
Rocque E. Lipford                         14,683,246       1,590,941

Adoption of an Increase to the Amount of Authorized Common Shares:
Shares Voted in Favor                     12,771,612
Shares Voted Against                       3,398,385
Abstentions                                  104,182


Item 6.  Exhibits and Reports on Form 8-K
   (a)(27)  Financial Data Schedule (EDGAR only).

      (99) News Releases and Financial Information Release: re Actual first quarter results and Management Discussion dated August 4, 1998.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended July 25, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY INCORPORATED
                                            (Registrant)

                                   /s/Gene M. Hardy
Date   August 4, 1998              ------------------------------
                                   Gene M. Hardy
                                   Secretary and Treasurer
                                   (Principal Accounting Officer)