Form 10-Q
period 1998-10-24
LA-Z-BOY INC
filed 1998-11-04
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        FOR QUARTER ENDED October 24, 1998 COMMISSION FILE NUMBER 1-9656

                              LA-Z-BOY INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  MICHIGAN                                  38-0751137
--------------------------------------------------------------------------------
         (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)              Identification No.)

1284 North Telegraph Road, Monroe, Michigan                   48162-3390
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (734) 241-4414

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                  Yes        X                                No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

               Class                          Outstanding at October 24, 1998
-----------------------------------------     -------------------------------
Common Shares, $1.00 par value                            52,908,743



                          Part 1. Financial Information

    The Consolidated Balance Sheet and Consolidated Statement of Income required for Part 1 are contained in the Registrant's Financial Information Release dated November 4, 1998 and are incorporated herein by reference.

        -----------------------------------------------------------

              LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (Unaudited, amounts in thousands)


                                                         Three Months Ended          Six Months Ended
                                                      -------------------------   ------------------------
                                                         Oct 24,       Oct 25,      Oct 24,       Oct 25,
                                                          1998          1997         1998          1997
                                                      ------------   ----------   ----------    ----------
Cash Flows from Operating Activities
  Net income                                             $ 18,447    $ 16,822      $ 25,631      $ 18,548

  Adjustments to reconcile net income to
   net cash provided by operating activities
      Depreciation and amortization                         5,936       5,195        11,353        10,068
      Change in receivables                               (60,025)    (52,888)      (17,454)       (3,986)
      Change in inventories                                 1,393       6,416        (7,975)       (7,742)
      Change in other assets and liabilities               31,233      25,967        21,424        10,744
      Change in deferred taxes                             (2,815)     (1,960)       (2,742)       (1,960)

                                                         --------    --------      --------      --------
         Total adjustments                                (24,278)    (17,270)        4,606         7,124

                                                         --------    --------      --------      --------
          Cash Provided (Used) by Operating Activities     (5,831)       (448)       30,237        25,672

Cash Flows from Investing Activities
  Proceeds from disposals of assets                            88          76           293           392
  Capital expenditures                                     (4,128)     (5,775)       (8,233)      (11,343)
  Change in other investments                                (537)        159        (2,427)         (288)

                                                         --------    --------      --------      --------
          Cash Used for Investing Activities               (4,577)     (5,540)      (10,367)      (11,239)

Cash Flows from Financing Activities
  Retirements of debt                                        (120)       (116)       (3,211)       (2,041)
  Capital lease principal payments                           (361)       (513)         (803)       (1,040)
  Stock for stock option plans                              3,237       1,091         4,688         3,103
  Stock for 401(k) employee plans                             458         283           837           686
  Purchase of La-Z-Boy stock                              (11,160)     (6,973)      (18,763)       (9,397)
  Payment of cash dividends                                (4,263)     (3,775)       (8,006)       (7,543)

                                                         --------    --------      --------      --------
          Cash Used for Financing Activities              (12,209)    (10,003)      (25,258)      (16,232)

Effect of exchange rate changes on cash                      (281)         62          (591)           98

                                                         --------    --------      --------      --------
Net change in cash and equivalents                        (22,898)    (15,929)       (5,979)       (1,701)

Cash and equivalents at beginning of period                45,619      39,610        28,700        25,382

                                                         --------    --------      --------      --------
Cash and equivalents at end of period                    $ 22,721    $ 23,681      $ 22,721      $ 23,681
                                                         ========    ========      ========      ========

 Cash paid during period    -Income taxes                  $7,403      $6,222        $7,878        $7,663
                            -Interest                        $588        $955        $1,131        $1,794


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





                  LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1998 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of April 25, 1998, has been prepared by management without audit by independent certified public accountants. The consolidated balance sheet as of October 24, 1998 has been prepared on a basis consistent with, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 25, 1998. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2.   Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 24, 1999.

3.   Forward-Looking Information
     Any forward-looking statements contained in this report represent management's current expectations based on present information and current assumptions. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates". Forward-looking statements are inherently subject to risks and uncertainties. Actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated growth in sales; success of product introductions; fluctuations of interest rates, changes in consumer confidence/demand and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

4.   Earnings per Share
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in 1998. The Statement requires both basic and diluted earnings per share to be presented. Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares were issued. This includes employee stock options. Prior period earnings per share information has been restated to be in compliance with SFAS No. 128.


                                  Three Months Ended        Six Months Ended
                                 ---------------------    --------------------
                                 Oct. 24,     Oct. 25,    Oct. 24,    Oct. 25,

(Amounts in thousands)             1998        1997*       1998        1997*
----------------------            ------      ------      ------      ------
Weighted average common
   shares outstanding (basic) .   53,121      53,665      53,250      53,759
Effect of options .............      308         170         296         152
                                  ------      ------      ------      ------
Weighted average common
   shares outstanding (diluted)   53,429      53,835      53,546      53,911
                                  ======      ======      ======      ======

      *Restated to reflect a three-for-one stock split, in the form of a 200% stock dividend effective September 1998.



            LA-Z-BOY INCORPORATED MANAGEMENT DISCUSSION AND ANALYSIS

Due to the cyclical nature of the Company's business, comparison of operations between the most recently completed quarter and the immediate preceding quarter would not be meaningful and could be misleading to the reader of these financial statements.

For further Management Discussion, see attached Exhibit 99.(a)

Financial Position
The Company's strong financial position is reflected in the debt to capital percentage of 15% and a current ratio of 3.1 to 1 at the end of the second quarter. At April 25, 1998, the debt to capital percentage was 16% and the current ratio was 3.5 to 1. At the end of the preceding year's second quarter, the debt to capital percentage was 14% and the current ratio was 3.2 to 1. As of October 24, 1998, there was $116 million of unused lines of credit available under several credit arrangements.

Stock Repurchase Program
Approximately 18% of the 12 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.

Year 2000
The Year 2000 issue arises from the use of two-digit date fields used in computer programs which may cause problems as the year changes from 1999 to 2000. These problems could cause disruptions of operations or processing of transactions.

To address the Year 2000 challenge, the Company established a Year 2000 Program Office guided by a steering committee consisting of senior executive management. This office serves as the central coordination point for all Year 2000 compliance efforts of the Company. The Company has included IT (Information Technologies) systems and non-IT systems as well as third party readiness in the scope of its Year 2000 project. The Company is on schedule with regards to its internal plan.

The Company is in the process of having an independent verification and assessment completed to assure that the Company has adequately identified possible areas of risk. This is expected to be complete in February, 1999. Management believes that the Company is taking the steps necessary to minimize the impact of the Year 2000 challenge.

The challenges the Company faces with regards to its IT systems include upgrading of operating systems, hardware and software, and modifying order entry and invoicing programs. For the IT challenges, the Company has completed the inventory and assessment phases. The Company is presently in the remediation (defined as repairing, replacing, or retiring) phase of the project with expected completion by February, 1999. The Company expects to have its critical IT systems compliant and compatible, with the appropriate testing completed, by September, 1999.

The primary challenges the Company faces with regards to its non-IT systems include plant floor machinery and facility related items. For these systems, the inventory and assessment phases have been completed. The Company believes these systems to be compliant and compatible. The Company is presently in the testing phase of its non-IT project with expected completion by September, 1999.

With respect to third party readiness, the Company continues to work with customers, suppliers, and service providers in order to prevent disruption of business activities. Based on communications with these third parties, the Company believes that all material third parties will be sufficiently prepared for the Year 2000. For critical third parties, testing will be performed as deemed necessary.

While the Company believes that it is preparing adequately for all Year 2000 concerns, there is no guarantee against internal or external systems failures. Such failures could have a material adverse effect on the Company's results of operations, liquidity and financial condition. The Company believes that its most likely worst case scenario would be business interruptions caused by third party failures. The Company expects to have contingency plans in place prior to the Year 2000 for IT and non-IT systems, as well as for areas of concern with relation to third parties.


     At the present time, the total Year 2000 related costs are estimated to be $12 to $16 million. To date, the Company has spent approximately $5 million. Included in the total estimated expenditures are both remediation and, in some cases, enhancement or improvement related costs that cannot easily be separated from remediation costs. Some of these enhancements or improvements were previously planned and were merely accelerated as a means to address Year 2000 challenges.


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K (a) (27) Financial Data Schedule (EDGAR only).

       (99) News Releases and Financial Information Release: re Actual second quarter results and Management Discussion dated November 4, 1998.

   (b) An 8-K was filed on July 27, 1998 to disclose a three-for-one stock split to be effected as a 200% stock dividend effective September 14, 1998.







                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended October 24, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       LA-Z-BOY INCORPORATED
                                                           (Registrant)


Date   November 4, 1998                              /s/Gene M. Hardy
                                                   -----------------------
                                                   Gene M. Hardy
                                                   Secretary and Treasurer
                                                  (Principal Accounting Officer)