Form 10-Q
period 1999-01-23
LA-Z-BOY INC
filed 1999-02-02
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        FOR QUARTER ENDED January 23, 1999 COMMISSION FILE NUMBER 1-9656

                              LA-Z-BOY INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                               38-0751137
-------------------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

    1284 North Telegraph Road, Monroe, Michigan         48162-3390
-------------------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (734) 241-4414

                                      None
-------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                                   No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                                Outstanding at January 23, 1999
---------------------------------------         -------------------------------
   Common Shares, $1.00 par value                        52,396,805


Part 1. Financial Information

 The Consolidated Balance Sheet and Consolidated Statement of Income required for Part 1 are contained in the
 Registrant's Financial Information Release dated February 2, 1999 and are incorporated herein by reference.

                       --------------------------------------------------------------------------------------------

                         LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                      (Unaudited, amounts in thousands)




                                                               Three Months Ended      Nine Months Ended
                                                              --------------------    --------------------
                                                               Jan 23,     Jan 24,     Jan 23,     Jan 24,
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    --------
Cash Flows from Operating Activities
     Net income ..........................................   $ 17,728    $ 11,459    $ 43,359    $ 30,007

     Adjustments to reconcile net income to
       net cash provided by operating activities
           Depreciation and amortization .................      5,709       5,140      17,062      15,208
           Change in receivables .........................     27,209      22,393       9,755      18,407
           Change in inventories .........................     (7,718)     (2,485)    (15,693)    (10,227)
           Change in other assets and liabilities ........     (3,124)     (8,607)     18,300       2,137
           Change in deferred taxes ......................        465      (2,553)     (2,277)     (4,513)

                                                              --------    --------    --------    --------
              Total adjustments ..........................     22,541      13,888      27,147      21,012

                                                              --------    --------    --------    --------
              Cash Provided by Operating Activities.......     40,269      25,347      70,506      51,019

Cash Flows from Investing Activities
     Proceeds from disposals of assets ...................         20       1,108         313       1,500
     Capital expenditures ................................     (6,749)     (4,218)    (14,982)    (15,561)
     Change in other investments .........................        700        (419)     (1,727)       (707)

                                                              --------    --------    --------    --------
              Cash Used for Investing Activities .........     (6,029)     (3,529)    (16,396)    (14,768)

Cash Flows from Financing Activities
     Retirements of debt .................................       (119)     (2,428)     (3,330)     (4,469)
     Capital lease principal payments ....................        (96)       (507)       (899)     (1,547)
     Stock for stock option plans ........................        226       2,299       4,914       5,402
     Stock for 401(k) employee plans .....................        545         417       1,382       1,103
     Purchase of La-Z-Boy stock ..........................     (8,931)     (3,086)    (27,694)    (12,483)
     Payment of cash dividends ...........................     (4,216)     (3,749)    (12,222)    (11,292)

                                                              --------    --------    --------    --------
              Cash Used for Financing Activities .........    (12,591)     (7,054)    (37,849)    (23,286)

Effect of exchange rate changes on cash ..................       (333)       (233)       (924)       (135)

                                                              --------    --------    --------    --------
Net change in cash and equivalents .......................     21,316      14,531      15,337      12,830

Cash and equivalents at beginning of period ..............     22,721      23,681      28,700      25,382

                                                             --------    --------    --------    --------
Cash and equivalents at end of period ....................   $ 44,037    $ 38,212    $ 44,037    $ 38,212
                                                             ========    ========    ========    ========

Cash paid during period      -Income taxes ...............   $ 10,620    $ 14,345    $ 18,498    $ 22,008
                             -Interest ...................   $  1,631    $  1,016    $  2,762    $  2,810

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



                 LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1998 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of April 25, 1998, has been prepared by management without audit by independent certified public accountants. The consolidated balance sheet as of January 23, 1999 has been prepared on a basis consistent with, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended
     April 25, 1998. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

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

4.   Earnings per Share
     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" requires both basic and diluted earnings per share to be presented. Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares were issued. This includes employee stock options.


                                   Three Months Ended       Nine Months Ended
                                  --------------------     -------------------
                                  Jan. 23,    Jan. 24,     Jan. 23,   Jan. 24,
(Amounts in thousands)              1999        1998         1999       1998
----------------------             ------      ------       ------     ------
Weighted average common
   shares outstanding (basic)      52,680      53,630       53,061     53,716
Effect of options                     245         425          270        344
                                   ------      ------       ------     ------
Weighted average common
   shares outstanding (diluted)    52,925      54,055       53,331     54,060
                                   ======      ======       ======     ======



            LA-Z-BOY INCORPORATED MANAGEMENT'S DISCUSSION AND ANALYSIS

Due to the cyclical nature of the Company's business, comparison of operations between the most recently completed quarter and the immediate preceding quarter would not be meaningful and could be misleading to the reader of these financial statements.

For further Management Discussion, see attached Exhibit 99.(a)

Financial Position
The Company's strong financial position is reflected in the debt to capital percentage of 15% and a current ratio of 3.3 to 1 at the end of the third quarter. At April 25, 1998, the debt to capital percentage was 16% and the current ratio was 3.5 to 1. At the end of the preceding year's third quarter, the debt to capital percentage was 13% and the current ratio was 3.3 to 1. As of January 23, 1999, there was $116 million of unused lines of credit available under several credit arrangements.

Stock Repurchase Program
Approximately 14% of the 12 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities. Through the nine months ended January 23, 1999, the Company purchased $27.7 million, which is over double the $12.5 million in the prior year.

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

The challenges the Company faces with regards to its IT systems include upgrading of operating systems, hardware and software, and modifying order entry and invoicing programs. For the IT challenges, the Company has substantially completed the inventory, assessment and remediation phases. The Company expects to have its critical IT systems compliant and compatible, with the appropriate testing completed, by September, 1999.

The primary challenges the Company faces with regards to its non-IT systems include plant floor machinery and facility related items. For these systems, the inventory and assessment phases have been completed. The Company believes these systems to be compliant and compatible. The Company is presently in the testing phase of its non-IT project with expected completion by September, 1999.

With respect to third party readiness, the Company continues to work with customers, suppliers, and service providers in order to prevent disruption of business activities. Multiple approaches are being used to determine compliance based on the priority assigned to the third party. Based on communications with these third parties, the Company believes that all material third parties will be sufficiently prepared for the Year 2000. For critical third parties, testing will be performed as deemed necessary.

While the Company believes that it is preparing adequately for all Year 2000 concerns, there is no guarantee against internal or external systems failures. Such failures could have a material adverse effect on the Company's results of operations, liquidity and financial condition. The Company anticipates initiating an independent verification and assessment of the possible risks. The Company believes that its most likely worst case scenario would be business interruptions caused by third party failures. The Company expects to have contingency plans in place prior to the Year 2000 for IT and non-IT systems, as well as for areas of concern with relation to third parties.

At the present time, the total Year 2000 related costs are estimated to be $12 to $16 million. To date, the Company has spent approximately $7.5 million. Included in the total estimated expenditures are both remediation and, in some cases, enhancement or improvement related costs that cannot easily be separated from remediation costs. Some of these enhancements or improvements were previously planned and were merely accelerated as a means to address Year 2000 challenges.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
        (a) (27) Financial Data Schedule (EDGAR only).

        (99) News Releases and Financial Information Release: re Actual third quarter results and Management Discussion dated February 2, 1999.







                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended January 23, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY INCORPORATED
                                        (Registrant)


Date   February 2, 1999
                                               /s/Gene M. Hardy
                                             ----------------------
                                             Gene M. Hardy
                                             Secretary and Treasurer
                                             (Principal Accounting Officer)