Form 10-K405
period 1999-04-24
LA-Z-BOY INC
filed 1999-07-08
CIK 57131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED APRIL 24, 1999
                           Commission File No. 1-9656

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

Based on the closing price of June 18, 1999, the aggregate market value of common stock held by nonaffiliates of the registrant was $1.2 billion.

The number of common shares outstanding of the Registrant was 52,262,722 as of June 18, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the 1999 Annual Report to Shareholders for the year ended April 24, 1999 are incorporated by reference in Part I, II and IV.

(2) Portions of the Annual Proxy Statement filed with the Securities and Exchange Commission on June 25, 1999 are incorporated by reference into Part III.


TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT - 1999
LA-Z-BOY INCORPORATED



PART I                                                          Page

   Item 1.  Business..............................................1
   Item 2.  Properties............................................4
   Item 3.  Legal Proceedings.....................................7
   Item 4.  Submission of Matters to a Vote of Security Holders...7

PART II

   Items 5. through 8.............................................7
   Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures..................7

PART III

   Items 10. through 13...........................................7

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K......................................7



                                     PART I


ITEM 1.  BUSINESS.

Information required in Part I, Item 1, section (a) is contained in the Registrant's 1999 Annual Report to Shareholders in Note 2 on page 22 and Note 13 on page 27 of the Registrant's consolidated financial statements and is incorporated herein by reference.

Principal Products

The Registrant operates in the furniture industry. "Residential" dealers are those who resell to individuals for their home use including upholstered furniture as well as casegoods. "Business Furniture" dealers are those who resell seating and casegood products to commercial users. Additional information regarding products and market share data is contained in the Registrant's 1999 Annual Report in Note 11 on pages 26 and 27 and on page 28 in the Introductory section of the Management Discussion and Analysis and is incorporated herein by reference.

Industry Segments

Additional information required with respect to industry segments is contained in the Registrant's 1999 Annual Report in Note 11 on pages 26 and 27 and is incorporated herein by reference.

Status of New Products or Segments

During fiscal year 1999, the Registrant did not add any major products or segments.

Raw Materials

The principal raw materials used by the Registrant in the manufacture of its products are hardwoods for solid wood dining room and bedroom furniture, casegoods, occasional tables and for the frame components of seating units; plywood and chipwood for internal parts; veneers for wall units and occasional tables; water-based and liquid finishes (stains, sealant, lacquers) for external wood; steel for the mechanisms; leather, cotton, wool, synthetic and vinyl fabrics for covers; and polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding. Steel and wood products are generally purchased from a number of sources, usually in the vicinity of the particular plant, and product-covering fabrics and polyurethane are purchased from a substantial number of sources on a mostly centralized basis. The Registrant fabricates many of the parts in its products, largely because quality parts made to its exact specifications are not obtainable at reasonable cost from outside sources.

Raw material costs historically have been about 38 percent of sales in the upholstery operations and a somewhat higher percentage in the casegoods operations. Purchased fabric (which includes leather) is the largest single raw material cost representing about 41 percent of total upholstery product material costs. Polyurethane (poly) foam and lumber are the next two largest types of upholstery raw material costs. Poly is sensitive to changes in the price of oil. Price increases for raw materials have been slightly lower than the inflation rate in recent years and are expected to continue at this rate.

Lumber historically has had measurable changes in prices over the short term and long term. The Registrant is usually not as affected by these changes as much as many other furniture manufacturers due to the large percentage of upholstered goods manufactured that do not require as much lumber as casegoods. Also, wood substitutes, (e.g. steel, plastic) can be used to some degree in upholstered products.

Patents, Licenses and Franchises or Concessions

The Registrant has a number of patents on its reclining chair and rocking chair mechanisms, which it believes were important to the early success of the Registrant and to its present competitive position. It believes, however, that since it is so firmly established in the industry, the loss of any single or small group of patents would not materially affect the Registrant's business. In addition to the patent on the mechanisms, the Registrant has obtained patents on some of its furniture designs. The Registrant has no material licenses, franchises or concessions.

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

Customers

The Registrant distributes to over 20,000 locations. The Registrant does not have any customer whose sales amount to 3 percent or more of its consolidated sales for fiscal year 1999. The Registrant's approximate dealer mix consisted of 43 percent proprietary, 16 percent to major dealers (Montgomery Ward and other department stores) and 41 percent to general dealers.

Proprietary dealers consist of stores either dedicated to the sale of La-Z-Boy products or with a La-Z-Boy gallery within their store. The dedicated stores include La-Z-Boy Furniture Galleries stores and Showcase Shoppes. In-store dedicated galleries have been established for many of the Registrant's divisions.

Orders and Backlog

It has been determined that the majority of the Registrant's Residential division orders are for dealer stock, with approximately 39 percent of orders being requested directly by customers. Furthermore, about 7 percent of units produced at all divisions are built for the Registrant's inventory. The remainder are "built-to-order" for dealers.

As of May 31, 1999 and May 31, 1998, backlogs were approximately $108 million and $93 million, respectively. These amounts represent less than five weeks of sales. On average, orders are shipped in approximately five weeks. The measure of backlog at a point in time may not be indicative of future sales performance. The Registrant does not rely entirely on backlogs to predict future sales since the sales cycle is only five weeks and backlog can change from week to week.

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

Competitive Conditions

The Registrant believes that it ranks third in the U.S. in dollar volume of sales within the Residential furniture industry, which includes manufacturers of bedroom, dining room and living room furniture. Some of the larger companies that compete with the Residential side of La-Z-Boy are: Bassett Furniture, Ethan Allen, Furniture Brands International, Ladd Furniture, Lifestyle Furnishings International and Natuzzi.

The Registrant competes primarily by emphasis on the quality of its products, dealer support, brand name and a lifetime warranty on the reclining and leg rest mechanisms.

The Registrant has approximately fifteen major competitors in the U.S. reclining or motion chair field and a substantially larger number of competitors in the upholstery business as a whole, as well as in the casegoods and Business Furniture businesses.

Research and Development Activities

The Registrant spent $8.4 million in fiscal 1999 for new product development, existing product improvement, quality control, improvement of current manufacturing operations and research into the use of new materials in the construction of its products. The Registrant spent $9.5 million in fiscal 1998 on such activities and $8.3 million on such activities in fiscal 1997. The Registrant's customers generally do not engage in research with respect to the Registrant's products.

Compliance with Environmental Regulations

Information relating to Compliance with Environmental Regulations is included in
Note 12 of the Consolidated Financial Statements appearing on page 27 of La-Z-Boy Incorporated Annual Report to Shareholders for 1999 and is incorporated herein by reference.

Number of Employees

The Registrant and its subsidiaries employed 12,796 persons as of April 24, 1999 and 12,155 persons as of April 25, 1998.

Financial Information about Foreign and Domestic Operations and Export Sales

The Registrant does not make any material amount of sales of upholstered furniture from export sales, which are about 2% of sales. The Registrant sells upholstered furniture to Canadian customers through its Canadian subsidiary, La-Z-Boy Canada Limited. Sales in Europe also occur through the Registrant's subsidiary Centurion Furniture plc, which is located in the United Kingdom.

The Registrant also derives a small amount of royalty revenues from the sale and licensing of its trademarks, tradenames and patents to certain foreign manufacturers.


ITEM 2.  PROPERTIES.


The Registrant operates thirty-four manufacturing plants (most with warehousing space), has an automated fabric-processing center and has divisional and corporate offices. Some locations listed on the following page have more than one plant.

     The location of these plants, the approximate floor space, principal operations conducted, the average age and the approximate number of employees at such locations as of April 24, 1999 are as follows:





                                                        Facilities'
                  Floor Space                             Average   Number of
Location         (square feet) Operations Conducted         Age     Employees
---------------- ------------- ------------------------ ----------- ---------
Bedford,Virginia    285,431    Manufacturing and             40         348
(Sam Moore)                    assembly of upholstery

Clearfield,          48,000    Upholstering and assembly      8          39
Utah                           of upholstery
(England/Corsair)

Dayton,             910,880    Manufacturing, assembly       16       2,270
Tennessee                      and warehousing of
(Residential)                  upholstery and R & D

                                                        Facilities'
                  Floor Space                             Average   Number of
Location         (square feet) Operations Conducted         Age     Employees
---------------- ------------- ------------------------ ----------- ---------
Florence,           416,249    Manufacturing, assembly       29         441
South Carolina                 and warehousing of
(Residential)                  upholstery

Florence,            48,400    Fabric processing center      22          16
South Carolina
(Residential)

Hudson area,      1,072,745    Manufacturing, assembly       32       1,195
North Carolina                 and warehousing of
(Kincaid)                      casegoods and division
                               office

Irapuato,            30,000    Manufacturing of              21          70
Mexico                         upholstery
(Distincion
Muebles)

Leland,              311,990   Manufacturing, assembly       23         303
Mississippi                    and warehousing of
(Contract)                     upholstery and
                               warehousing of Business
                               Furniture casegoods

Lenoir area,         654,688   Manufacturing, assembly       31         406
North Carolina                 and warehousing of
(Hammary)                      primarily casegoods and
                               some upholstered products
                               and division office

Leyland,             200,000   Manufacturing and             33         172
England,                       warehousing of upholstery
County of                      and division offices
Lancashire
(Centurion)

Lincolnton,          375,823   Manufacturing,                31         395
North Carolina                 warehousing and assembly
(Residential                   of upholstery and
and Contract)                  casegoods

Monroe,              242,235   Corporate office,             48         508
Michigan                       Residential and Business
                               Furniture Group division
                               offices

Morristown,           15,000   Manufacturing of              11          58
Tennessee                      upholstery
(England/Corsair)

                                                        Facilities'
                  Floor Space                            Average    Number of
Location         (square feet) Operations Conducted         Age     Employees
---------------- ------------- ------------------------ ----------- ---------
Neosho,              560,640   Manufacturing, assembly       23       1,288
Missouri                        and warehousing of
(Residential)                  upholstery

New Tazewell,        737,978   Manufacturing, assembly        6       1,465
Tennessee                      and warehousing of
(England/Corsair)              primarily upholstery and
                               division office

Newton,              742,255   Manufacturing, assembly,      19       1,452
Mississippi                    leather cutting, plywood
(Residential)                  cutting and warehousing
                               of upholstery

Paoli, Indiana        15,000   Manufacturing of              30          50
(England/Corsair)              upholstery

Redlands,            189,125   Upholstering, assembly        29         391
California                     and warehousing of
(Residential)                  upholstery

Siloam               399,616   Upholstering, warehousing      4         452
Springs,                       and assembly of
Arkansas                       upholstery
(Residential)

Tremonton,           672,770   Manufacturing, assembly       14       1,028
Utah                           and warehousing of
(Residential)                  upholstery

Waterloo,            257,340   Assembly and warehousing      29         449
Ontario                        of upholstery and
(Residential)                  division office
                 -----------                            -----------  --------
                   8,186,165                                 23      12,796
                 ===========                            ===========  ========

The Monroe, Michigan; Redlands, California; Dayton, Tennessee; Waterloo, Ontario, Canada; Lincolnton, North Carolina; Lenoir, North Carolina; Hudson, North Carolina; New Tazewell, Tennessee; Morristown, Tennessee; Bedford, Virginia; Leyland, England and the Newton, Mississippi woodworking plants are owned by the Registrant. The Florence, South Carolina; Neosho, Missouri; Newton, Mississippi; Siloam Springs, Arkansas and Tremonton, Utah plant as well as the automated Fabric Processing Center were financed by the issuance of industrial revenue bonds and are occupied under long-term leases with government authorities. The Leland, Mississippi plant is under a long-term lease between the Board of Supervisors of Washington County, Mississippi (lessor) and La-Z-Boy Incorporated (lessee). These leases are capitalized on the Registrant's books. The Clearfield, Utah; Paoli, Indiana and Irapuato, Mexico plants are under long-term lease.

The Registrant believes that its plants are well maintained, in good operating condition and will be adequate to meet its present and near future business requirements.


ITEM 3.  LEGAL PROCEEDINGS.

Information relating to certain legal proceedings is included in Note 12 of the Consolidated Financial Statements appearing on page 27 of the La-Z-Boy Incorporated Annual Report to Shareholders for 1999 and is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY.

No matters were voted upon during the fourth quarter of 1999.


                                    PART II

The information required in Part II (Items 5 through 8) is contained in the La-Z-Boy Incorporated Annual Report to Shareholders for 1999, in the Financial Report pages 17 through 32, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


None.


                                    PART III

The information required in Part III (Items 10 through 13) is contained in the Registrant's proxy statement dated June 25, 1999 and is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.


INDEX TO EXHIBITS (Note 1)

(3.1a) La-Z-Boy Incorporated Restated Articles of Incorporation (Note 6)

(3.1b) La-Z-Boy Incorporated Amendment of the Articles of Incorporation (Note
15)

(3.2) La-Z-Boy Incorporated By-laws as amended and restated (Note 2)

(4) Instruments defining the rights of holders of long-term debt are not filed herewith, pursuant to paragraph (4)(iii) of Regulation S-K Item 601. The Registrant will furnish all such documents to the Securities and Exchange Commission upon its request

(10) Material Contracts

* (10.1) La-Z-Boy Incorporated Amended and Restated 1993 Performance Based Stock Plan (Note 7)

* (10.2) La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors (Note 10)

* (10.3) La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 5)

* (10.4) La-Z-Boy Incorporated Supplemental Executive Retirement Plan dated May 1, 1991 (Revised in 1995) (Note 8)

* (10.5) La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 4)

* (10.6) La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 4)

* (10.7) Form of Change in Control Agreement (Note 8)

* (10.8) Employees who are parties to the Change in Control Agreement (Note 3)

* (10.9) Form of Indemnification Agreement (Note 9)

* (10.10) Summary Plan Description and Partial Plan Document for the La-Z-Boy Incorporated Personal Executive Life Insurance Program (the "Summary")(Note 5). (In the case of one executive officer, Gene M. Hardy, the Personal Executive Life Insurance Program operates differently from the manner described in the Summary, in that: (a) Mr. Hardy does not benefit from Unscheduled Premium payments, so information therein relating to such payments does not apply to him, and (b) "gross up" payments to him are not repayable to the Company out of policy death benefits or otherwise.)

* (10.11) The La-Z-Boy Incorporated 1986 Incentive Stock Option Plan (Note 11)

* (10.12) The La-Z-Boy Incorporated 1989 Restricted Share Plan (Note 10)

(13) Portions of the 1999 Annual Report to Shareholders (Note 12)

(21) List of subsidiaries of La-Z-Boy Incorporated (Note 15)

(23) Consent of PricewaterhouseCoopers LLP (Note 13)

(27) Financial Data Schedule (Note 14)

* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.


NOTES TO EXHIBITS


1. Copies of exhibits will be supplied upon request. All necessary annual and quarterly reports are electronically filed with the SEC. Copies of the exhibits are available through the SEC site on the Internet.
(http://www.sec.gov/cgi-bin/srch-edgar).

2. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 8-K filed on June 11, 1999.

3. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 10-K for the year ended April 25, 1998.

4. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Proxy statement dated July 27, 1997.

5. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 10-K for the year ended April 26, 1997.

6. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 10-Q for the quarter ended October 26, 1996.

7. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Proxy Statement dated June 28, 1996.

8. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 8-K for the quarter ended January 28, 1995.

9. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Form 8, Amendment No. 1 dated November 3, 1989.

10. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Proxy Statement dated July 6, 1989.

11. Incorporated by reference to exhibits included in the La-Z-Boy Incorporated Proxy Statement dated June 26, 1986.

12. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of the report on Form 10-K.

13. Incorporated by reference to `Consent of Independent Public Accountants' in this Form 10-K.

14. This is included in the Edgar version only.

15. This document is filed herewith.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      LA-Z-BOY INCORPORATED


                                      BY /s/Patrick H. Norton__ July 8, 1999

                                          P.H. Norton
                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of July 8, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.




      /s/Patrick H. Norton                           /s/J.F. Weaver
  -----------------------------               ----------------------------
          P.H. Norton                                 J.F. Weaver
      Chairman of the Board                             Director


         /s/G.L. Kiser
  -----------------------------               ----------------------------
          G.L. Kiser                                    D.K. Hehl
  President and Chief Operating                         Director
            Officer


        /s/G.M. Hardy                                /s/R.E. Lipford
  -----------------------------               ----------------------------
          G.M. Hardy                                  R.E. Lipford
    Secretary and Treasurer,                            Director
  Principal Accounting Officer
         and Director


      /s/F.H. Jackson                                 /s/H.G. Levy
  -----------------------------               ----------------------------
        F.H. Jackson                                   H.G. Levy
  Executive VP Finance, Chief                           Director
     Financial Officer and
          Director



  -----------------------------               ----------------------------
        L.G. Stevens                                 J.W. Johnston
          Director                                      Director

                           ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a) and ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         YEARS ENDED APRIL 24, 1999, APRIL 25, 1998 AND APRIL 26, 1997



                             LA-Z-BOY INCORPORATED
                                MONROE, MICHIGAN

                         INDEX TO FINANCIAL STATEMENTS

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated May 20, 1999 appearing on pages 17 through 27 of the accompanying 1999 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information, and the information incorporated in Part II, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this report. The following financial statement schedule should be read in conjunction with the financial statements in such 1999 Annual Report to Shareholders. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.








                          FINANCIAL STATEMENT SCHEDULE

                              1999, 1998, AND 1997


                                                                  Page


                Report of Independent Accountants on Financial
                Statement Schedule                                 14

Schedule II     Valuation and Qualifying Accounts                  15

                       Report of Independent Accountants
                        On Financial Statement Schedule



To the Board of Directors of
La-Z-Boy Incorporated

Our audits of the consolidated financial statements referred to in our report dated May 20, 1999 appearing in the 1999 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS  LLP

Toledo, Ohio
May 20, 1999

                                                        Trade
                                                       accounts
                                         Additions    receivable
                            Balance at  charged to  "written off"   Balance
                             beginning   costs and      net of     at end of
Description                  of period   expenses     recoveries    period
--------------------------- ----------  ----------  -------------  ---------
Year ended April 24, 1999:

  Allowance for doubtful
  accounts and
  long-term notes            $20,639      $7,361       $2,372       $25,628

  Accrued warranties         $12,025      $2,550                    $14,575

Year ended April 25, 1998:

  Allowance for doubtful
  accounts and
  long-term notes            $18,931      $7,333       $5,625       $20,639

  Accrued warranties         $10,775      $1,250                    $12,025

Year ended April 26, 1997:

  Allowance for doubtful
  accounts and
  long-term notes            $18,033      $5,688       $4,790       $18,931

  Accrued warranties          $9,577      $1,198                    $10,775