Form 10-Q
period 1999-07-24
LA-Z-BOY INC
filed 1999-08-04
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         FOR QUARTER ENDED July 24, 1999 COMMISSION FILE NUMBER 1-9656

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

                         Yes  X                 No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

             Class                                Outstanding at July 24, 1999
------------------------------                   -------------------------------
Common Shares, $1.00 par value                             52,233,696





                                  Part 1. Financial Information

The Consolidated Balance Sheet and Consolidated Statement of Income required for
Part 1 are contained in the Registrant's Financial Information Release dated August 4, 1999 and are incorporated herein by reference.

             ------------------------------------------------------

           LA-Z-BOY INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    (Unaudited, dollar amounts in thousands)


                                                    Three Months Ended
                                                  -----------------------
                                                   July 24,     July 25,
                                                     1999         1998
                                                  ----------   ----------
Cash Flows from Operating Activities
   Net income                                       $13,293       $7,184

   Adjustments to reconcile net income to
    net cash provided by operating activities
      Depreciation and amortization                   5,780        5,417
      Change in receivables                          50,000       42,571
      Change in inventories                         (11,614)      (9,368)
      Change in other assets and liabilities        (17,396)      (9,809)
      Change in deferred taxes                           21           73
                                                  ----------   ----------
         Total adjustments                           26,791       28,884

                                                  ----------   ----------
          Cash Provided by Operating Activities      40,084       36,068

Cash Flows from Investing Activities
   Proceeds from disposals of assets                     67          205
   Capital expenditures                             (13,568)      (4,105)
   Acquisition of operating division, net of cash
     acquired                                       (58,316)         --
   Change in other investments                         (166)      (1,890)
                                                  ----------   ----------
          Cash Used for Investing Activities        (71,983)      (5,790)

Cash Flows from Financing Activities
   Long term debt                                    57,000          --
   Retirements of debt                               (2,704)      (3,091)
   Capital lease principal payments                     (86)        (442)
   Stock for stock option plans                       2,171        1,451
   Stock for 401(k) employee plans                      687          379
   Purchase of La-Z-Boy stock                        (6,142)      (7,603)
   Payment of cash dividends                         (4,185)      (3,743)
                                                  ----------   ----------
          Cash Provided/(Used) for Financing
              Activities                             46,741      (13,049)

Effect of exchange rate changes on cash                (288)        (310)

                                                  ----------   ----------
Net change in cash and equivalents                   14,554       16,919

Cash and equivalents at begin. of period             33,550       28,700

                                                  ----------   ----------
Cash and equivalents at end of period               $48,104      $45,619
                                                  ==========   ==========

Cash paid during period   -Income taxes              $2,289         $475
                          -Interest                    $486         $543


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

                 LA-Z-BOY INCORPORATED AND OPERATING DIVISIONS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1999 Annual Report filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of April 24, 1999, has been prepared by management without audit by independent certified public accountants. The consolidated balance sheet as of July 24, 1999 has been prepared on a basis consistent with, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended April 24, 1999. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2.   Interim Results
The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 29, 2000.

3.   Earnings per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares were issued. This includes employee stock options.


                                  Three Months Ended
                                -----------------------
                                July 24,       July 25,
(Amounts in thousands)            1999           1998
----------------------          --------       --------
Weighted average common
   shares outstanding (basic)    52,286         53,392

Effect of options                   341            330
                                --------       --------
Weighted average common
   shares outstanding
   (diluted)                     52,627         53,722
                                ========       ========

4.   Segment Information
The Company's reportable operating segments include Residential upholstery and Residential casegoods. Financial results of the Company's operating segments for the quarters ended July 24, 1999 and July 25, 1998 are as follows:


                                Three Months Ended
                                -------------------
                                July 24,   July 25,
(Amounts in thousands)            1999       1998
----------------------          --------   --------
Net revenues
   Residential upholstery       $255,088   $206,634
   Residential casegoods          50,253     45,575
   Other                          38,577     29,494
   Eliminations                  (22,259)   (12,823)
                                --------   --------
      Consolidated              $321,659   $268,880
                                ========   ========
Operating profit
   Residential upholstery        $18,592    $11,691
   Residential casegoods           5,094      2,579
   Other                             430       (777)
   Unallocated corporate costs
      & eliminations              (2,459)    (1,332)
                                --------   --------
      Consolidated               $21,657    $12,161
                                ========   ========


           LA-Z-BOY INCORPORATED MANAGEMENT'S DISCUSSION AND ANALYSIS

Due to the cyclical nature of the Company's business, comparison of operations between the most recently completed quarter and the immediate preceding quarter would not be meaningful and could be misleading to the reader of these financial statements.

For further Management Discussion, see attached Exhibit 99.(a)

Forward-Looking Information
Any forward-looking statements contained in this report represent management's current expectations based on present information and current assumptions. These statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "should", or "anticipates". Forward-looking statements are inherently subject to risks and uncertainties. Actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include, but are not limited to, anticipated growth in sales; success of product introductions; fluctuations of interest rates; changes in consumer confidence/demand and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Financial Position
The Company's strong financial position is reflected in the debt to capital percentage of 23% and a current ratio of 3.4 to 1 at the end of the first quarter. At April 24, 1999, the debt to capital percentage was 14% and the current ratio was 3.2 to 1. At the end of the preceding year's first quarter, the debt to capital percentage was 15% and the current ratio was 3.8 to 1. As of July 24, 1999, there was $124 million of unused lines of credit available under several credit arrangements.

Stock Repurchase Program
Approximately 11% of the 12 million shares of Company stock authorized for purchase on the open market are still available for purchase by the Company. The Company plans to be in the market for its shares as changes in its stock price and other factors present appropriate opportunities.

Year 2000
     The Year 2000 issue arises from the use of two-digit date fields used in computer programs which may cause problems as the year changes from 1999 to 2000. These problems could cause disruptions of operations or processing of transactions.

     To address the Year 2000 challenge, the Company established a Year 2000 Program Office guided by a steering committee consisting of senior executive management. This office serves as the central coordination point for all Year 2000 compliance efforts of the Company, including the Company's recent acquisition, Bauhaus. The Company has included IT systems and non-IT systems as well as third party readiness in the scope of its Year 2000 project. The Company remains on schedule with regard to its internal plan. Management believes that the Company is taking the steps necessary to minimize the impact of the Year 2000 challenge.

     The challenges the Company faces with regard to its IT systems include upgrading of operating systems, hardware and software and modifying order entry and invoicing programs. For the IT challenges, the Company has completed the inventory, assessment and remediation phases. The Company has substantially completed the testing and implementation phases. The Company expects to have its critical IT systems compliant and compatible, with the appropriate testing completed, by September 1999.

     The primary challenges the Company faces with regards to its non-IT systems include plant floor machinery and facility related items. For these systems, the inventory and assessment phases have been completed and the testing phase is substantially complete. The Company believes these systems to be compliant and compatible. The Company is presently completing the testing phase of its non-IT projects with expected completion by September 1999.

     With respect to third party readiness, the Company continues to work with customers, suppliers and service providers in order to prevent disruption of business activities. Multiple approaches are being used to determine compliance based on the priority assigned to the third party. Based on communications with these third parties, the Company believes that all material third parties will be sufficiently prepared for the Year 2000 or the Company will make alternative plans. For critical third parties, testing will be performed as deemed necessary.

     While the Company believes that it is preparing adequately for all Year 2000 concerns, there is no guarantee against internal or external system failures. Such failures could have a material adverse effect on the Company's results of operations, liquidity and financial condition. The Company continues to assess the operational risks related to the Year 2000 issue. To the extent such risks are identified, the Company has or will devise contingency plans to minimize such risks. The Company believes that its most likely worst case scenario would be business interruptions caused by third party failures. The Company expects to have contingency plans in place prior to the Year 2000 for IT and non-IT systems, as well as for areas of concern with relation to third parties.

     At the present time, the total Year 2000 related costs are estimated to be $12 to $14 million. To date, the Company has spent approximately $10 million. Included in the total estimated expenditures are both remediation and, in some cases, enhancement or improvement related costs that cannot easily be separated from remediation costs. Some of these enhancements or improvements were previously planned and were merely accelerated as a means to address Year 2000 challenges.




                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on July 26, 1999, for the purposes of electing four members to the board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. The shareholders elected all of management's nominees for directors as listed in the proxy statement. The distribution of shareholders' votes was as follows:

                         Shares Voted   Percent Shares    Shares
                           In Favor        In Favor      Withheld
Election of Directors:   ------------   --------------   ---------
John F. Weaver            45,427,825        98.1%          894,100
James W. Johnston         45,005,270        97.2%        1,316,655
H. George Levy, M.D.      45,251,847        97.7%        1,070,078
Gerald L. Kiser           45,523,768        98.3%          798,157

Item 6. Exhibits and Reports on Form 8-K
(a)(27) Financial Data Schedule (EDGAR only).

   (99) News Releases and Financial Information Release: re Actual first quarter results and Management Discussion dated August 4, 1999.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the Quarterly Report on Form 10-Q for the quarter ended July 24, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LA-Z-BOY INCORPORATED
                                             (Registrant)


Date August 4, 1999                          /s/Gene M. Hardy
                                             ------------------------------
                                             Gene M. Hardy
                                             Secretary and Treasurer
                                             (Principal Accounting Officer)