Form 10-K405/A
period 1999-04-24
LA-Z-BOY INC
filed 1999-09-27
CIK 57131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                              (Amendment Number 1)
                                       to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED APRIL 24, 1999
                           Commission File No. 1-9656

                             LA-Z-BOY INCORPORATED
                    1284 N. Telegraph Road, Monroe, MI 48162
                                 (734) 242-1444
Incorporated in Michigan   I.R.S. Employer Identification Number 38-0751137

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                      Exchanges on Which Registered
-----------------------------            ----------------------------------
Common Stock, $1.00 Par Value            New York Stock Exchange
                                         Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

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

The Form 10-K Annual Report of La-Z-Boy Incorporated ("Registrant")for the fiscal year ended April 24, 1999, hereby is amended as follows:



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

                                                           Page(s) in the
                                                         1999 Annual Report
     (1)  Financial Statements                            to Shareholders
                                                         -------------------
          Report of Management Responsibilities                    17

          Report of Independent Accountants                        17

          Consolidated Balance Sheet                               18

          Consolidated Statement of Income                         19

          Consolidated Statement of Cash Flows                     20

          Consolidated Statement of Changes in Shareholders'
               Equity                                              21

          Notes to Consolidated Financial Statements            22-27

          Management's Discussion and Analysis                  28-30

          Consolidated Six-Year Summary of Selected
               Financial Data                                      31

          Dividend and Market Information                          32

          Unaudited Quarterly Financial Information                32


(2)  Financial Statement Schedule:                        Pages in Form 10-K
                                                            for the Fiscal
                                                              Year Ended
                                                            April 24, 1999
                                                          -------------------
          Report of Independent Accountants on Financial
                        Statement Schedule                         14

          Schedule II  Valuation and Qualifying Accounts           15

Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits (Note 1)

Exhibit
Number         Description of Exhibit
--------       ---------------------------------------------------------------
(3.1)          La-Z-Boy Incorporated Restated Articles of Incorporation
               (Note 13)

(3.2)          La-Z-Boy Incorporated Amendment to the Articles of Incorporation
               (Note 13)

(3.3)          La-Z-Boy Incorporated By-laws as amended and restated (Note 2)

(4) Instruments defining the rights of holders of long-term debt are not filed herewith, pursuant to paragraph (4)(iii) of Regulation S-K, Item 601. The Registrant will furnish all such documents to the Securities and Exchange Commission (the "SEC") upon its request.

*(10.1) La-Z-Boy Incorporated Amended and Restated 1993 Performance Based Stock Plan (Note 7)

*(10.2) La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors (Note 10)

*(10.3) La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 5)

*(10.4) La-Z-Boy Incorporated Supplemental Executive Retirement Plan (as revised in 1995) (Note 8)

*(10.5) La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 4)

*(10.6)        La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 4)

*(10.7) Form of Change in Control Agreement (Note 8) and list of employees who are parties to the Change in Control Agreement (Note 3)

*(10.8)        Form of Indemnification Agreement (Note 9)

*(10.9) Summary Plan Description and Partial Plan Document for the La-Z-Boy Incorporated Personal Executive Life Insurance Program (the "Summary")(Note 5). (In the case of one executive officer, Gene M. Hardy, the Personal Executive Life Insurance Program operates differently from the manner described in the Summary, in that: (a) Mr. Hardy does not benefit from Unscheduled Premium payments, so information therein relating to such payments does not apply to him, and (b) "gross up" payments to him are not repayable to the Company out of policy death benefits or otherwise.)

*(10.10)       The La-Z-Boy Incorporated 1986 Incentive Stock Option Plan
               (Note 11)

*(10.11)       The La-Z-Boy Incorporated 1989 Restricted Share Plan (Note 10)

(13)           Portions of the 1999 Annual Report to Shareholders (Note 13)

(21)           List of subsidiaries of La-Z-Boy Incorporated (Note 12)

(23)           Consent of PricewaterhouseCoopers LLP (Note 13)

(27)           Financial Data Schedule (Note 12)



NOTES TO EXHIBITS

* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

1. Copies of exhibits will be supplied upon request. All necessary annual and quarterly reports are electronically filed with the SEC. Copies of the exhibits are available through the SEC site on the Internet.
  (http://www.sec.gov/cgi-bin/srch-edgar).

2. Incorporated by reference to an exhibit to the La-Z-Boy Incorporated Form 8-K dated June 11, 1999.

3. Incorporated by reference to an exhibit to the La-Z-Boy Incorporated Form 10-K for the fiscal year ended April 25, 1998.

4. Incorporated by reference to an exhibit to La-Z-Boy Incorporated's definitive Proxy Statement dated June 27, 1997.

5. Incorporated by reference to an exhibit to the La-Z-Boy Incorporated Form 10-K for the fiscal year ended April 26, 1997.

6. Incorporated by reference to an exhibit to the La-Z-Boy Incorporated Form 10-Q for the quarter ended October 26, 1996.

7. Incorporated by reference to an exhibit to La-Z-Boy Incorporated's definitive Proxy Statement dated June 27, 1996.

8. Incorporated by reference to an exhibit to the La-Z-Boy Incorporated Form 8-K dated February 6, 1995.

9. Incorporated by reference to an exhibit to the La-Z-Boy Incorporated Form 8, Amendment No. 1, dated November 3, 1989.

10. Incorporated by reference to an exhibit to La-Z-Boy Incorporated's definitive Proxy Statement dated July 6, 1989.

11. Incorporated by reference to an exhibit to La-Z-Boy Incorporated's definitive Proxy Statement dated June 26, 1986.

12. Filed with the Form 10-K (Exhibit 27 is included in the EDGAR version only).

13. This document is filed with this Form 10-K/A.



(b)  Reports on Form 8-k
     A Form 8-K dated March 10, 1999, which reported on a press release, was filed with the SEC on March 10, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  LA-Z-BOY INCORPORATED


                            BY  /s/Patrick H. Norton   September 24, 1999
                               ----------------------
                                     P.H. Norton
                                 Chairman of the Board

                               INDEX TO EXHIBITS

Exhibit
Number         Description of Exhibit
--------       ---------------------------------------------------------------
(3.1)          La-Z-Boy Incorporated Restated Articles of Incorporation
               (Note 1)

(3.2) Amendment to the La-Z-Boy Incorporated Restated of the Articles of Incorporation (Note 1)

(3.3)          La-Z-Boy Incorporated By-laws as amended and restated (Note 2)

(4) Instruments defining the rights of holders of long-term debt are not filed herewith, pursuant to paragraph (4)(iii) of Regulation S-K, Item 601. The Registrant will furnish all such documents to the Securities and Exchange Commission (the "SEC") upon its request.

*(10.1) La-Z-Boy Incorporated Amended and Restated 1993 Performance Based Stock Plan (Note 2)

*(10.2) La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors (Note 2)

*(10.3) La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 2)

*(10.4) La-Z-Boy Incorporated Supplemental Executive Retirement Plan (as revised in 1995) (Note 2)

*(10.5) La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 2)

*(10.6)        La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 2)

*(10.7) Form of Change in Control Agreement (Note 2) and list of employees who are parties to the Change in Control Agreement (Note 2)

*(10.8)        Form of Indemnification Agreement (Note 2)

*(10.9) Summary Plan Description and Partial Plan Document for the La-Z-Boy Incorporated Personal Executive Life Insurance Program (the "Summary")(Note 2). (In the case of one executive officer, Gene M. Hardy, the Personal Executive Life Insurance Program operates differently from the manner described in the Summary, in that: (a) Mr. Hardy does not benefit from Unscheduled Premium payments, so information therein relating to such payments does not apply to him, and (b) "gross up" payments to him are not repayable to the Company out of policy death benefits or otherwise.)

*(10.10)       The La-Z-Boy Incorporated 1986 Incentive Stock Option Plan
               (Note 2)

*(10.11)       The La-Z-Boy Incorporated 1989 Restricted Share Plan (Note 2)

(13)          Portions of the 1999 Annual Report to Shareholders (Note 1)

(21)          List of subsidiaries of La-Z-Boy Incorporated (Note 3)

(23)          Consent of PricewaterhouseCoopers LLP (Note 1)

(27)          Financial Data Schedule (Note 3)



NOTES

* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

(1)  Filed with this Form 10-K/A.

(2) Incorporated by reference to prior filing (see Item 14(a)(3) of this Form 10-K/A).

(3)  Filed with the Form 10-K that this form amends.