Form 10-Q
period 1999-10-23
LA-Z-BOY INC
filed 1999-12-07
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        FOR QUARTER ENDED October 23, 1999 COMMISSION FILE NUMBER 1-9656

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

          Yes        X                              No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                                Outstanding at October 23, 1999
------------------------------                  --------------------------------
Common Shares, $1.00 par value                             52,143,405

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

 -------------------------------------------------------------------------------

                              LA-Z-BOY INCORPORATED
                         CONSOLIDATED STATEMENT OF INCOME
                      (Amounts in thousands, except per share data)

                                      SECOND QUARTER ENDED
                        ------------------------------------------------
                           (UNAUDITED)
                        -------------------              Percent of Sales
                        Oct. 23,   Oct. 24,    % Over     --------------
                          1999       1998      (Under)    1999     1998
                        --------   --------   --------    -----    -----
Sales                   $387,736   $334,831         16%   100.0%   100.0%
Cost of sales            286,520    245,062         17%    73.9%    73.2%
                        --------   --------   --------    -----    -----
     Gross profit        101,216     89,769         13%    26.1%    26.8%
Selling, general &
  administrative          62,920     59,510          6%    16.2%    17.8%
                        --------   --------   --------    -----    -----
     Operating profit     38,296     30,259         27%     9.9%     9.0%

Interest expense           1,866      1,164         60%     0.5%     0.3%
Interest income              610        471         30%     0.2%     0.1%
Other income                 927        865          7%     0.2%     0.3%
                        --------   --------   --------    -----    -----
     Pretax income        37,967     30,431         25%     9.8%     9.1%

Income tax expense        14,697     11,984         23%    38.7% *  39.4% *
                        --------   --------   --------    -----    -----
     Net income         $ 23,270   $ 18,447         26%     6.0%     5.5%
                        ========   ========   ========    =====    =====


  Diluted average shares  52,625     53,425         -1%

  Diluted EPS              $0.44      $0.35         26%

  Basic EPS                $0.44      $0.35         26%

  Dividends per share      $0.08      $0.08          0%




                                        SIX MONTHS ENDED
                        --------------------------------------------------
                            (UNAUDITED)
                        -------------------               Percent of Sales
                        Oct. 23,   Oct. 24,    % Over     ----------------
                          1999       1998     (Under)      1999       1998
                        --------   --------   --------    -------    -----
Sales                   $709,395   $603,711         18%     100.0%   100.0%
Cost of sales            527,546    450,493         17%      74.4%    74.6%
                        --------   --------   --------    -------    -----
     Gross profit        181,849    153,218         19%      25.6%    25.4%
Selling, general &
  administrative         121,896    110,798         10%      17.1%    18.4%
                        --------   --------   --------    -------    -----
     Operating profit     59,953     42,420         41%       8.5%     7.0%

Interest expense           3,305      2,351         41%       0.5%     0.4%
Interest income            1,206      1,048         15%       0.2%     0.2%
Other income               1,708      1,220         40%       0.2%     0.2%
                        --------   --------   --------    -------    -----
     Pretax income        59,562     42,337         41%       8.4%     7.0%

Income tax expense        22,999     16,706         38%      38.6% *  39.5% *
                        --------   --------   --------    -------    -----
     Net income         $ 36,563   $ 25,631         43%       5.2%     4.2%
                        ========   ========   ========    =======    =====


  Diluted average shares  52,610     53,543         -2%

  Diluted EPS              $0.69      $0.48         44%

  Basic EPS                $0.70      $0.48         46%

  Dividends per share      $0.16      $0.15          7%



  *      As a percent of pretax income, not sales.

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                              LA-Z-BOY INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands, except par value)


                                                 Unaudited                 Increase
                                           ---------------------          (Decrease)        Audited
                                            Oct. 23,    Oct. 24,    --------------------   Apr. 24,
                                             1999        1998       Dollars      Percent     1999
                                           ---------   ---------    --------     -------   ---------
Current assets
    Cash & equivalents                     $  12,769   $  22,721   ($  9,952)        -44%  $  33,550
    Receivables                              281,651     256,328      25,323          10%    265,157

    Inventories
        Raw materials                         56,139      47,847       8,292          17%     47,197
        Work-in-process                       43,354      39,118       4,236          11%     37,447
        Finished goods                        43,388      35,627       7,761          22%     34,920
                                           ---------   ---------   ---------    --------   ---------
            FIFO inventories                 142,881     122,592      20,289          17%    119,564
            Excess of FIFO over LIFO         (23,303)    (22,712)       (591)         -3%    (23,053)
                                           ---------   ---------   ---------    --------   ---------
                 Total inventories           119,578      99,880      19,698          20%     96,511

    Deferred income taxes                     22,660      19,396       3,264          17%     20,028
    Other current assets                      11,510       5,889       5,621          95%     10,342
                                           ---------   ---------   ---------    --------   ---------
        Total current assets                 448,168     404,214      43,954          11%    425,588

Property, plant & equipment, net             143,006     119,660      23,346          20%    125,989

Goodwill                                      89,271      48,017      41,254          86%     46,985

Other long-term assets                        39,719      29,847       9,872          33%     31,230

                                           ---------   ---------   ---------    --------   ---------
            Total assets                   $ 720,164   $ 601,738   $ 118,426          20%  $ 629,792
                                           =========   =========   =========    ========   =========



Current liabilities
    Current portion - long-term debt       $   1,585   $   4,726   ($  3,141)        -66%  $   2,001
    Current portion - capital leases             844       1,099        (255)        -23%        784
    Accounts payable                          59,506      50,693       8,813          17%     45,419
    Payroll/other compensation                44,641      39,063       5,578          14%     53,697
    Income taxes                               5,818       6,885      (1,067)        -15%      4,103
    Other current liabilities                 29,393      26,491       2,902          11%     26,424
                                           ---------   ---------   ---------    --------   ---------
        Total current liabilities            141,787     128,957      12,830          10%    132,428

Long-term debt                               119,594      63,319      56,275          89%     62,469

Capital leases                                 1,485         300       1,185         395%        219

Deferred income taxes                          4,995       5,454        (459)         -8%      5,697

Other long-term liabilities                   14,554      11,912       2,642          22%     14,064

Commitments & contingencies

Shareholders' equity
    Common shares, $1 par                     52,143      52,909        (766)         -1%     52,340
    Capital in excess of par                  32,543      30,328       2,215           7%     31,582
    Retained earnings                        354,795     310,417      44,378          14%    332,934
    Currency translation                      (1,732)     (1,858)        126           7%     (1,941)
                                           ---------   ---------   ---------    --------   ---------
        Total shareholders' equity           437,749     391,796      45,953          12%    414,915

            Total liabilities and
                                           ---------   ---------   ---------    --------   ---------
            shareholders' equity            $720,164   $ 601,738   $ 118,426          20%   $629,792
                                           =========   =========   =========    ========   =========

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






                              LA-Z-BOY INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    (UNAUDITED, DOLLAR AMOUNTS IN THOUSANDS)


                                                      Three Months Ended          Six Months Ended
                                                    -----------------------    -----------------------
                                                    October 23, October 24,    October 23,  October 24,
                                                       1999        1998           1999         1998
                                                    ---------- ------------    ----------   ----------
Cash Flows from Operating Activities
    Net income                                        $23,270      $18,447       $36,563      $25,631

    Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                    6,348        5,936        12,128       11,353
       Change in receivables                          (57,931)     (60,025)       (7,931)     (17,454)
       Change in inventories                           (6,365)       1,393       (17,979)      (7,975)
       Change in other assets and liabilities          17,657       31,233           261       21,424
       Change in deferred taxes                        (2,575)      (2,815)       (2,554)      (2,742)

                                                    ---------- ------------    ----------   ----------
         Total adjustments                            (42,866)     (24,278)      (16,075)       4,606

                                                    ---------- ------------    ----------   ----------
         Cash Provided/(Used) by Operating Activities (19,596)      (5,831)       20,488       30,237

Cash Flows from Investing Activities
    Proceeds from disposals of assets                     483           88           550          293
    Capital expenditures                               (8,384)      (4,128)      (21,952)      (8,233)
    Acquisition of operating division, net of cash
      acquired                                           (365)           -       (58,681)           -
    Change in other investments                        (2,147)        (537)       (2,313)      (2,427)

                                                    ---------- ------------    ----------   ----------
         Cash Used for Investing Activities           (10,413)      (4,577)      (82,396)     (10,367)

Cash Flows from Financing Activities
    Long term debt                                          -            -        57,000            -
    Retirements of debt                                  (102)        (120)       (2,806)      (3,211)
    Capital leases                                        935            -           935            -
    Capital lease principal payments                     (116)        (361)         (202)        (803)
    Stock for stock option plans                        2,012        3,237         4,183        4,688
    Stock for 401(k) employee plans                       512          458         1,199          837
    Purchase of La-Z-Boy stock                         (4,804)     (11,160)      (10,946)     (18,763)
    Payment of cash dividends                          (4,189)      (4,263)       (8,374)      (8,006)
                                                    ---------- ------------    ----------   ----------
         Cash Provided/(Used) for Financing Activities (5,752)     (12,209)       40,989      (25,258)

Effect of exchange rate changes on cash                   426         (281)          138         (591)

                                                    ---------- ------------    ----------   ----------
Net change in cash and equivalents                    (35,335)     (22,898)      (20,781)      (5,979)

Cash and equivalents at begin. of period               48,104       45,619        33,550       28,700

                                                    ---------- ------------    ----------   ----------
Cash and equivalents at end of period                 $12,769      $22,721       $12,769      $22,721
                                                    ========== ============    ==========   ==========

Cash paid during period    -Income taxes              $21,018       $7,403       $23,307       $7,878
                           -Interest                   $2,180         $588        $2,666       $1,131


       For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the Company's 1999 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of April 24, 1999, has been prepared by management without audit by independent certified public accountants. The consolidated balance sheet as of October 23, 1999 and October 24, 1998 have been prepared on a basis consistent with, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 24, 1999. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

2.   Interim Results
The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 29, 2000.

3.   Earnings per Share
Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.


                                   Three Months       Six Months
                                      Ended              Ended
                                 ----------------- -----------------
                                 Oct. 23, Oct. 24, Oct. 23, Oct. 24,
(Amounts in thousands)             1999     1998     1999     1998
----------------------           -------- -------- -------- --------
Weighted  average common
   shares outstanding (basic)     52,324   53,121   52,305   53,250
Effect of options                    301      304      305      293
                                 -------- -------- -------- --------
Weighted average common
   shares outstanding (diluted)   52,625   53,425   52,610   53,543
                                 ======== ======== ======== ========

4.   Segment Information
The Company's reportable operating segments are Residential upholstery and Residential casegoods. Financial results of the Company's operating segments for the three and six months ended October 23, 1999 and October 24, 1998 are as follows:


                                Three Months Ended         Six Months Ended
                              ----------------------    ----------------------
                               Oct. 23,     Oct. 24,     Oct. 23,     Oct. 24,
(Amounts in thousands)           1999         1998         1999         1998
----------------------        ---------    ---------    ---------    ---------
Net revenues
   Residential upholstery     $ 314,186    $ 262,727    $ 569,274    $ 469,361
   Residential casegoods         53,810       52,314      104,063       97,889
   Other                         45,023       38,595       83,600       68,089
   Eliminations                 (25,283)     (18,805)     (47,542)     (31,628)
                              ---------    ---------    ---------    ---------
      Consolidated            $ 387,736    $ 334,831    $ 709,395    $ 603,711
                              =========    =========    =========    =========

Operating profit
   Residential upholstery     $  34,483    $  27,862    $  53,075    $  39,553
   Residential casegoods          4,533        2,741        9,627        5,321
   Other                            734        1,054        1,164          277
   Unallocated corporate
       costs & eliminations      (1,454)      (1,398)      (3,913)      (2,731)
                              ---------    ---------    ---------    ---------
     Consolidated             $  38,296    $  30,259    $  59,953    $  42,420
                              =========    =========    =========    =========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Cautionary Statement Concerning Forward-Looking Statements
This document contains forward-looking statements that are subject to risks and uncertainties. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in this document regarding:

     future income and margins                    future economic performance
     growth                                       future acquisitions
     adequacy and cost of financial resources     management plans
     industry trends                              year 2000 readiness

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," " intends" and "expects" or similar expressions. With respect to all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The reader should understand that the following important factors, in addition to those discussed elsewhere in this document, could affect the Company's future results and could cause those results or other outcomes to differ materially from those expressed or implied in forward-looking statements:

Economic and Industry Conditions
    * materially adverse changes in economic and industry conditions and customer demand generally or in the markets served by our company
    * supply and demand for and pricing of supplies and components
    * availability of qualified labor
    * changes in demographics and consumer preferences or demands for the Company's products
    * the impact of e-commerce or the distribution of the Company's products
    * changes in the availability or cost of capital

Competitive Factors
    * the competitiveness of foreign-made products
    * the actions of competitors
    * new manufacturing technologies
    * industry consolidation

Operating Factors
    * supply, labor or distribution disruptions
    * technical difficulties, including the inability of material customers and suppliers to replace, modify or upgrade computer programs in order to adequately address year 2000 concerns
    * acquisitions or divestitures
    * changes in operating conditions and costs
    * changes in regulatory environment

Factors Relating to Pending Acquisitions
    * whether the acquisitions will be consummated and, if they are, whether they will yield the benefits the Company anticipates
    * the challenges inherent in diverting management's focus and resources from other strategic opportunities and from operational matters during the integration process
    * experienced employees leaving for other positions

Recent and Pending Acquisitions

The Company acquired Bauhaus USA, Inc., a manufacturer of upholstered furniture primarily marketed to department stores, on June 1, 1999 for approximately $57 million in cash. Bauhaus' operations are included in the Company's results for the entire quarter ended October 23, 1999 and for approximately five of the six months ended on that date but not in the comparable periods of the prior fiscal year.

On September 28, 1999, the Company signed a definitive agreement to acquire LADD Furniture, Inc., a publicly traded furniture manufacturer, in a stock-for-stock merger in which LADD shareholders would receive approximately 9.2 million shares of La-Z-Boy common stock (excluding shares issuable on the exercise of LADD stock options) valued at approximately $191 million as of that date. LADD's sales for its fiscal year ended January 2, 1999 were approximately $571 million. The transaction would result in the former LADD shareholders owning approximately 15% of the Company's outstanding common stock. It is subject to approval by LADD's shareholders.

On November 11, 1999, the Company signed a definitive agreement to acquire Alexvale Furniture, Inc., a manufacturer of medium priced upholstered furniture, for a combination of cash and La-Z-Boy common stock. Alexvale's sales for its fiscal year ended April 30, 1999 were approximately $61 million. The transaction is subject to regulatory approval.

Both the LADD and the Alexvale acquisitions are expected to be consummated during the current quarter, and both will be accounted for as purchases. If completed, these acquisitions (especially LADD) will result in substantial changes in the Company's assets, liabilities and future results of operations. Detailed information about LADD is publicly available in the reports and proxy statements it has filed with the SEC. Additional information about the LADD acquisition will be contained in the registration statement on Form S-4 that La-Z-Boy will file with the SEC to register the stock issuable to LADD shareholders in the merger. Except where expressly stated otherwise, the discussion that follows does not include any anticipated results of the pending acquisitions.


Results of Operations

Quarter Ended Oct. 23, 1999 Compared to Quarter Ended Oct. 24, 1998

Sales in the second quarter of fiscal year 2000 were up 16% over the prior year's second quarter. Roughly half of the increase was caused by the acquisition of Bauhaus and most of the remaining increase was also in the upholstery segment. Casegoods sales increased 3% compared to last year. Sales growth in casegoods was less than in the upholstery segment primarily due to product availability problems and some order weakness. Other sales increased 17%, primarily due to stronger sales at La-Z-Boy retail outlets.

Excluding the effects of the Bauhaus acquisition, the current quarter's results to date and incoming sales orders indicate that third quarter sales should increase over the prior year, but at a slower rate than in the second quarter. This continues a trend from the first quarter, and the trend is expected to continue into the fourth quarter as well. This trend of declining sales increases is in part due to very strong prior year sales performance and in part because of slowing growth of U.S. furniture sales generally.

Gross profit margin decreased to 26.1% of sales from 26.8% of sales in last year's second quarter on a 16% increase in sales and a 14% increase in unit volume. Higher labor and overhead costs were incurred during the quarter as a result of improving plant floor layouts to accommodate additional product lines and to implement lean manufacturing processes. While causing short-term disruptions and increased plant labor and overhead costs, these changes are expected to generate long-term production capacity without the need for additional facilities. In addition, significant employee training costs were incurred for new hires, especially in sewing and upholstery. It has become increasingly difficult to acquire and retain labor in a low unemployment environment. These labor and overhead cost trends are expected to continue into the third quarter, but to a lesser degree than experienced in the second quarter.

Gross profit margin was also somewhat impacted by increased costs for plywood and cardboard packaging during the second quarter, which were only partially offset by decreased cost for leather. Costs for plywood in the third quarter are expected to decrease but costs for cardboard packaging are expected to continue to increase. Foam (polyurethane) costs could rise during calendar year 2000 if oil prices continue to rise. Fabric prices also could be impacted by higher oil prices, although no increases are presently being experienced. La-Z-Boy typically renegotiates its foam contracts in December on a calendar year basis. Fabric prices are typically negotiated throughout the year. Foam and fabric comprise about 5% and 20%, respectively, of total costs in the upholstery segment.

Second quarter selling, general and administrative expenses decreased to 16.2% of sales from 17.8% last year. Information technology, bad debt and selling expenses as a percent of sales were below the prior year. This favorable trend is expected to continue throughout fiscal year 2000.

Operating profit as a percent of sales improved from 5.2% to 8.4% in the casegoods segment and from 10.6% to 11.0% in the upholstery segment. This continues a trend from the first quarter where casegoods profitability has increased at a rate faster than upholstery, although casegoods' absolute level of profitability is still less than upholstery. The primary reasons for the improvement in second quarter profitability in the casegoods segment were a lower level of selling price incentives and reductions in selling, general and administrative expenses.

Interest expense as a percent of sales increased from 0.3% last year to 0.5% due to financing obtained in the first quarter for the acquisition of Bauhaus.

Income tax expense as a percent of pretax income declined to 38.7% from 39.4% last year. Canadian operating results for the second quarter were favorable compared to last year's second quarter. Since our Canadian operation has net operating loss carryforwards to offset income, this resulted in a decrease to the second quarter effective tax rate.


Six Months Ended Oct. 23, 1999 Compared to Six Months Ended Oct. 24, 1998

Sales in the six months ended October 23, 1999 were up 18% over the prior year. Roughly 6% of the 18% sales increase was caused by the acquisition of Bauhaus, which occurred in June, 1999. Most of the remaining increase was in the upholstery segment. Casegoods sales increased 6% compared to last year.

Gross profit margin increased to 25.6% of sales from 25.4% of sales in first six months of the last fiscal year on an 18% increase in sales and a 17% increase in unit volume. The favorable fixed cost absorption was offset in part by higher labor and overhead costs as a result of improving plant floor layouts to accommodate additional product lines and implement lean manufacturing processes. The gross profit margin was also somewhat impacted by increased costs for plywood, which were only partially offset by decreased costs for leather.

For the six months ended October 23, 1999, selling, general and administrative expenses decreased to 17.1% of sales from 18.4% last year. Information technology, bad debt and selling expenses as a percent of sales were below the prior year.

Operating profit as a percent of sales improved from 5.4% to 9.3% in the casegoods segment and 8.4% to 9.3% in the upholstery segment.

Interest expense as a percent of sales increased from 0.4% last year to 0.5% due to financing obtained in the first quarter for the acquisition of Bauhaus.

Income tax expense as a percent of pretax income declined to 38.6% from 39.5% last year caused by the favorable Canadian operating results previously discussed.


Liquidity and Capital Resources

Cash flows from operations amounted to $20.5 million in the first six months of fiscal year 2000 compared to $30.2 million in the prior year. Capital expenditures, dividends and stock repurchases totaled approximately $41 million during the six month period, while cash and cash equivalents decreased by $20.8 million.

Total FIFO inventory at October 23, 1999 was 20% higher than at the end of fiscal 1999 and 17% higher than at the end of last year's second quarter. Of this increase, 6% was due to the acquisition of Bauhaus, 6% was an increase in finished goods to support additional sales volumes, and the remainder was primarily a raw material and work-in-process increase for the start up of a new upholstery plant.

The Company's financial strength is reflected in two commonly used ratios, the current ratio (current assets divided by current liabilities) and the debt-to-capital ratio (total debt divided by shareholders' equity plus total debt). Total debt is defined as current portion - long-term debt plus current portion - capital leases plus long-term debt plus capital leases. The Company's current ratio was 3.2 to 1 at October 23, 1999 and at the end of fiscal 1999 and
3.1 to 1 at the end of last year's second quarter. At October 23, 1999, the debt to capital ratio was 22%, compared to 14% at the end of fiscal 1999 and 15% at the end of last year's second quarter.

As of October 23, 1999, the Company had $113 million of unused lines of credit available under several credit arrangements. To finance the acquisition of Bauhaus on June 1, 1999, the Company borrowed $57 million which is expected to be replaced on December 29, 1999 by a borrowing under the Company's $75 million unsecured revolving credit line.

The Alexvale acquisition will require approximately $2.2 million for the cash portion of the purchase price, which the Company intends to finance by borrowing under one of its credit lines or from cash flow from operations. Alexvale has approximately $4 million of outstanding debt.

LADD has a $175 million asset-based credit facility maturing on July 12, 2001. As of October 2, 1999, LADD's outstanding borrowings under this credit facility were $97.5 million, and its remaining availability under its borrowing base formula was $41.2 million. The Company intends to terminate the $175 million LADD credit facility at closing of the merger transaction and pay off all borrowings under this credit facility by borrowing under an unsecured $150 million bridge loan facility currently being negotiated that would mature June 29, 2001. At October 2, 1999, LADD's total debt was approximately $102 million. In addition, LADD finances a significant amount of machinery and equipment through operating lease lines.

The Company's capital expenditures during the six months ended October 23, 1999 were $22 million. Without regard to the pending LADD and Alexvale acquisitions, the Company would expect to make capital expenditures of approximately $8 to $12 million during the remainder of fiscal year 2000 and approximately $25 to $35 million in fiscal year 2001. Taking the capital expenditure needs of LADD and Alexvale into account, the Company expects to spend approximately $14 to $18 million during the remainder of fiscal year 2000 and approximately $45 to $55 million in fiscal year 2001. The Company does not currently have any material commitments for capital expenditures.

As of November 27, 1999, approximately 6% of the 12 million shares of Company stock authorized for purchase on the open market was still available for purchase by the Company. The Company will not be purchasing shares from the date of the mailing of the proxy material to LADD's shareholders through the shareholder meeting date, but the Company otherwise expects to be in the market for its shares from time to time as changes in its stock price and other factors present appropriate opportunities. La-Z-Boy's cash on hand is generally lower during the October through January part of the year. La-Z-Boy is prepared to borrow funds in order to repurchase shares during this period if necessary. Such borrowings would be expected to be from La-Z-Boy's credit lines and would be expected to be repaid from cash flow from operations after the cyclical low period is over.

The Company expects to meet its cash needs for pending acquisitions, capital expenditures, stock repurchases and dividends during the remainder of the fiscal year 2000 and fiscal year 2001 from cash generated by operations and borrowings under available lines of credit.

Year 2000
The year 2000 issue arises from the use of two-digit date fields used in computer programs, which may cause problems as the year changes from 1999 to 2000. These problems could cause disruptions of operations or processing of transactions.

To address the year 2000 challenge, the Company established a year 2000 Program Office guided by a steering committee consisting of senior executive management. This office serves as the central coordination point for all year 2000 compliance efforts. The scope of the Company's year 2000 project includes information technology systems and non-information technology systems as well as third party readiness. The Company is substantially on schedule with regard to its internal plan and believes it is taking the steps necessary to minimize the impact of the year 2000 challenge.

The Company's process for addressing the year 2000 consisted of a five-step approach. The inventory phase was a comprehensive survey and collection of information technology and non-information technology systems potentially affected by the year 2000 issue. The assessment phase was a detailed analysis and review of each identified system to determine whether or not the year 2000 issue may impact the system. The remediation phase included repair, replacement or retirement of systems to eliminate year 2000 issues identified in the assessment phase. The testing phase validated that each system functioned properly using future date scenarios. The implementation phase consisted of migrating remediated systems into production usage.

To date, the Company has not experienced any significant material mishaps attributed to the year 2000 issue. Failure dates were identified for information technology and non-information technology systems and these have been used as year 2000 project deadlines. As projects have progressed, plans have been adjusted accordingly taking into consideration failure dates.

The challenges the Company faces with regard to its information technology systems include upgrading of operating systems, hardware and software and modifying order entry and invoicing programs. The Company has taken all reasonable steps necessary to ensure critical information technology systems are compliant and compatible. The Company has completed the inventory, assessment, remediation, testing and implementation phases for information technology systems that handle approximately 97% of consolidated sales. For the remaining information technology systems, the Company has completed the inventory, assessment and remediation phases and has substantially completed the testing and implementation phases. However, additional testing is needed to confirm the year 2000 readiness of these systems and it may not be possible to complete this testing by calendar year end. Contingency plans have been created for these systems. These plans include manual processes and calculations, alternative back-up systems and alternative payroll calculations. The Company intends to continue testing for specific date impacts through the end of calendar year 1999.

The primary challenges the Company faced with regard to its non-information technology systems related to plant floor machinery and facility related items. For these systems, the inventory, assessment, remediation, testing and implementation phases have been completed. The Company believes these systems to be compliant and compatible.

The table that follows provides more information about these systems.


La-Z-Boy Incorporated Year 2000 Information Technology and Non-Information Technology Critical Systems and Phase Completion Detail


               Division                                                Phase
        IT and non-IT System            Inventory     Assessment     Remediation     Testing     Implementation
------------------------------------    ---------     ----------     -----------     -------     --------------
LA-Z-BOY--RESIDENTIAL,
BUSINESS FURNITURE GROUP

Order Processing / Invoicing                C             C               C             C               C
Inventory Management / Purchasing           C             C               C             C               C
Payroll / Human Resources                   C             C               C             C               C
Financials (AR, Cash, AP, GL, FA)           C             C               C             C               C
Local Area Network                          C             C               C             C               C
Mainframe System                            C             C               C             C               C
Plant Floor Equipment                       C             C               C             C               C
Manufacturing Execution System              C             C               C             C               C

ENGLAND/CORSAIR

Order Processing / Invoicing                C             C               C             C               C
Inventory Management / Purchasing           C             C               C             C               C
Payroll / Human Resources                   C             C               C             C               C
Financials (AR, Cash, AP, GL, FA)           C             C               C             C               C
Mainframe System                            C             C               C             C               C
Local Area Network                          C             C               C             C               C
Plant Floor Equipment                       C             C               C             C               C

KINCAID

Order Processing / Invoicing                C             C               C             C               C
Inventory Management / Purchasing           C             C               C             C               C
Payroll / Human Resources                   C             C               C             C               C
Financials (AR, Cash, AP, GL, FA)           C             C               C             C               C
AS/400 System                               C             C               C             C               C
Local Area Network                          C             C               C             C               C
Plant Floor Equipment                       C             C               C             C               C

BAUHAUS USA

Order Processing / Invoicing                C             C               C             C               C
Inventory Management / Purchasing           C             C               C             C               C
Payroll / Human Resources                   C             C               C             C               C
Financials (AR, Cash, AP, GL, FA)           C             C               C             C               C
AS/400 System                               C             C               C             C               C
Plant Floor Equipment                       C             C               C             C               C




HAMMARY

Order Processing / Invoicing                C             C               C             C               C
Inventory Management / Purchasing           C             C               C             C               C
Payroll / Human Resources                   C             C               C             C               C
Financials (AR, Cash, AP, GL, FA)           C             C               C             C               C
Local Area Network                          C             C               C             C               C
Mainframe System                            C             C               C             C               C
Plant Floor Equipment                       C             C               C             C               C

SAM MOORE

Order Processing / Invoicing                C             C               C       12-31-1999*       12-31-1999*
Inventory Management / Purchasing - Uph.    C             C               C       12-31-1999*       12-31-1999*
Inventory Management  - Frame               C             C               C       12-31-1999**      12-31-1999**
Payroll / Human Resources - Uph.            C             C               C       12-31-1999*       12-31-1999*
Time and Attendance / Payroll - Frame       C             C               C       12-31-1999**      12-31-1999**
Financials (AR, Cash, AP, GL, FA)           C             C               C       12-31-1999*       12-31-1999*
Mid-Range Computer System                   C             C               C             C               C
Local Area Network                          C             C               C             C               C
Plant Floor Equipment                       C             C               C             C               C

CENTURION

Order Processing / Invoicing                C             C               C             C               C
Inventory Management / Purchasing           C             C               C             C               C
Payroll / Human Resources                   C             C               C             C               C
Financials (AR, Cash, AP, GL, FA)           C             C               C             C               C
Local Area Network                          C             C               C             C               C
Plant Floor Equipment                       C             C               C             C               C

C - Phase has been completed as of the date of filing.
* - Original target completion dated 11-30-1999.
** - Original target completion dated 12-10-1999.


With respect to third party readiness, the Company is continuing to work with customers, suppliers and service providers to prevent disruption of business activities. The Company is using multiple approaches to determine compliance, such as written communication, oral communication and website disclosure reviews, based on the priority assigned to the third party. For critical third parties, oral communications have been the primary means to obtain compliance information. Based on communications with these third parties, the Company believes that all critical third parties will be sufficiently prepared for the year 2000 or the Company has made or is in the process of making alternative plans.

While the Company believes that it is preparing adequately for all year 2000 concerns, the year 2000 computer date changeover will be a unique event that by its nature involves many unknowns. Internal or external system failures may still occur, and it is possible that some of them could have a material adverse effect on the Company's results of operations, liquidity and financial condition. The Company is continuing to assess the operational risks related to the year 2000 issue. The Company believes that the most likely worst case scenario would be business interruptions caused by third party failures. The Company has developed contingency plans for issues of concern relating to critical third party providers. These plans include building inventory levels and/or using alternate sources. The Company also has developed contingency plans for its own information technology and non-information technology systems. For the information technology systems, these plans include advance printing of production information, alternative back-up systems, possible delays in monthly closing cycles and rolling back of dates. For the non-information technology systems, specifically plant floor equipment, the contingency plans include forward advancement of dates and/or rolling back of dates. The Company intends to refine its contingency plans through the end of calendar year 1999. The Company estimates that total year 2000 related costs will be between $11 and $12 million. To date, the Company has spent approximately $10.5 million. Included in the total estimated expenditures are both remediation and, in some cases, enhancement or improvement related costs that cannot easily be separated from remediation costs. The Company had previously planned some of these enhancements or improvements and merely accelerated them as a means to address year 2000 challenges.



Item 3: Quantitative & Qualitative Disclosures About Market Risk
No information is presented in response to this item because the Company has no material market risk relating to derivative financial instruments, derivative commodity instruments or other financial instruments.




                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

       (2) Agreement and Plan of Merger dated as of September 28, 1999 among LADD Furniture, Inc. and La-Z-Boy Incorporated and LZB Acquisition Corp. and the exhibits to such Agreement, followed by List of Schedules to the Agreement (The schedules themselves are omitted from this exhibit; however, La-Z-Boy Incorporated will provide a copy of any omitted schedule to the Securities and Exchange Commission upon its request.) This document is incorporated by reference to an exhibit to the La-Z-Boy Incorporated Form 8-K dated September 28, 1999 (Commission File No. 1-9656).

       (27) Financial Data Schedule (EDGAR only).

   (b)  Reports on Form 8-K
             A Form 8-K dated September 28, 1999 was filed with the SEC on September 30, 1999. The Form 8-K reported the entry into the merger agreement with LADD Furniture, Inc. and filed the agreement. The Company's press release and the agreement were filed as exhibits to the Form 8-K.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA-Z-BOY INCORPORATED
                                            (Registrant)


Date   December 7, 1999                  /s/Gene M. Hardy
                                        ------------------------------
                                        Gene M. Hardy
                                        Secretary and Treasurer





EXHIBIT INDEX


       (2) Agreement and Plan of Merger dated as of September 28, 1999 among LADD Furniture, Inc. and La-Z-Boy Incorporated and LZB Acquisition Corp. and the exhibits to such Agreement, followed by List of Schedules to the Agreement (The schedules themselves are omitted from this exhibit; however, La-Z-Boy Incorporated will provide a copy of any omitted schedule to the Securities and Exchange Commission upon its request.) This document is incorporated by reference to an exhibit to the La-Z-Boy Incorporated Form 8-K dated September 28, 1999 (Commission File No. 1-9656).

       (27) Financial Data Schedule (EDGAR only).