Form 10-Q
period 2000-01-22
LA-Z-BOY INC
filed 2000-02-07
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        FOR QUARTER ENDED January 22, 2000 COMMISSION FILE NUMBER 1-9656

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

                  Yes        X                                No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

               Class                            Outstanding at January 22, 2000
----------------------------------              -------------------------------
 Common Shares, $1.00 par value                             52,544,083

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements
                              LA-Z-BOY INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in thousands, except per share data)

                               Third Quarter Ended       Nine Months Ended
                                  (Unaudited)               (Unaudited)
                             -----------------------   -----------------------
                              Jan. 22,     Jan. 23,     Jan. 22,     Jan. 23,
                                2000         1999         2000         1999
                             ----------   ----------   ----------   ----------

Sales                        $  376,872   $  318,105   $1,086,267   $  921,816
Cost of sales                   281,358      230,923      808,904      681,416
                             ----------   ----------   ----------   ----------
     Gross profit                95,514       87,182      277,363      240,400
Selling, general and
   administrative                62,226       58,758      184,122      169,556
                             ----------   ----------   ----------   ----------
     Operating profit            33,288       28,424       93,241       70,844

Interest expense                  2,128        1,110        5,433        3,461
Interest income                     320          430        1,526        1,478
Other income                      1,317          962        3,025        2,182
                             ----------   ----------   ----------   ----------
     Pretax income               32,797       28,706       92,359       71,043

Income tax expense               11,460       10,978       34,459       27,684
                             ----------   ----------   ----------   ----------
     Net income              $   21,337   $   17,728   $   57,900   $   43,359
                             ==========   ==========   ==========   ==========


Basic earnings per share     $     0.41   $     0.34   $     1.11   $     0.82

Diluted earnings per share   $     0.41   $     0.33   $     1.10   $     0.81

Diluted average shares           52,274       52,925       52,498       53,331

Dividends per share          $     0.08   $     0.08   $     0.24   $     0.23


       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                              LA-Z-BOY INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands, except par value)


                                              Unaudited                Increase
                                       ----------------------         (Decrease)            Audited
                                        Jan. 22,     Jan. 23,     ---------------------     Apr. 24,
                                         2000         1999        Dollars      Percent       1999
                                       ---------    ---------     --------    ---------    ---------
Current assets
    Cash & equivalents                 $  16,531    $  44,037    ($ 27,506)         -62%   $  33,550
    Receivables                          268,165      228,820       39,345           17%     265,157

    Inventories
        Raw materials                     58,711       52,122        6,589           13%      47,197
        Work-in-process                   47,181       41,271        5,910           14%      37,447
        Finished goods                    46,298       36,984        9,314           25%      34,920
                                       ---------    ---------    ---------    ---------    ---------
            FIFO inventories             152,190      130,377       21,813           17%     119,564
            Excess of FIFO over LIFO     (23,405)     (22,780)        (625)          -3%     (23,053)
                                       ---------    ---------    ---------    ---------    ---------
                 Total inventories       128,785      107,597       21,188           20%      96,511

    Deferred income taxes                 24,062       18,936        5,126           27%      20,028
    Other current assets                  10,176        4,672        5,504          118%      10,342
                                       ---------    ---------    ---------    ---------    ---------
        Total current assets             447,719      404,062       43,657           11%     425,588

Property, plant & equipment, net         147,080      121,135       25,945           21%     125,989

Goodwill                                 102,301       47,501       54,800          115%      46,985

Other long-term assets                    43,805       29,139       14,666           50%      31,230

                                       ---------    ---------    ---------    ---------    ---------
            Total assets               $ 740,905    $ 601,837    $ 139,068           23%   $ 629,792
                                       =========    =========    =========    =========    =========



Current liabilities
    Current portion - long-term debt   $   1,629    $   4,647    ($  3,018)         -65%    $  2,001
    Current portion - capital leases         844        1,099         (255)         -23%         784
    Accounts payable                      57,893       48,952        8,941           18%      45,419
    Payroll/other compensation            44,261       39,316        4,945           13%      53,697
    Income taxes                           2,136        4,596       (2,460)         -54%       4,103
    Other current liabilities             28,201       24,917        3,284           13%      26,424
                                       ---------    ---------    ---------    ---------    ---------
        Total current liabilities        134,964      123,527       11,437            9%     132,428

Long-term debt                           121,264       63,279       57,985           92%      62,469

Capital leases                             1,983          204        1,779          872%         219

Deferred income taxes                      5,380        5,459          (79)          -1%       5,697

Other long-term liabilities               16,702       12,551        4,151           33%      14,064

Commitments & contingencies

Shareholders' equity
    Common shares, $1 par                 52,544       52,397          147            0%      52,340
    Capital in excess of par              35,099       30,441        4,658           15%      31,582
    Retained earnings                    374,429      316,158       58,271           18%     332,934
    Currency translation                  (1,460)      (2,179)         719           33%      (1,941)
                                       ---------    ---------    ---------    ---------    ---------
        Total shareholders' equity       460,612      396,817       63,795           16%     414,915

            Total liabilities and
                                       ---------    ---------    ---------    ---------    ---------
            shareholders' equity       $ 740,905    $ 601,837    $ 139,068           23%   $ 629,792
                                       =========    =========    =========    =========    =========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                              LA-Z-BOY INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    (Unaudited, dollar amounts in thousands)


                                                            Three Months Ended       Nine Months Ended
                                                           --------------------    --------------------
                                                           Jan. 22,    Jan. 23,    Jan. 22,    Jan. 23,
                                                             2000        1999        2000        1999
                                                           --------    --------    --------    --------
Cash Flows from Operating Activities
    Net income                                             $ 21,337    $ 17,728    $ 57,900    $ 43,359

    Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                          6,833       5,709      18,961      17,062
       Change in receivables                                 16,172      27,209       8,241       9,755
       Change in inventories                                 (1,091)     (7,718)    (19,070)    (15,693)
       Change in other assets and liabilities               (12,915)     (3,124)    (12,654)     18,300
       Change in deferred taxes                                (563)        465      (3,117)     (2,277)
                                                           --------    --------    --------    --------
           Total adjustments                                  8,436      22,541      (7,639)     27,147
                                                           --------    --------    --------    --------
            Cash Provided by Operating Activities            29,773      40,269      50,261      70,506

Cash Flows from Investing Activities
    Proceeds from disposals of assets                           240          20         790         313
    Capital expenditures                                     (6,849)     (6,749)    (28,801)    (14,982)
    Acquisition of operating division, net of cash
      acquired                                               (2,099)       --       (60,780)       --
    Change in other investments                              (3,726)        700      (6,039)     (1,727)
                                                           --------    --------    --------    --------
            Cash Used by Investing Activities               (12,434)     (6,029)    (94,830)    (16,396)

Cash Flows from Financing Activities
    Long term debt                                             --          --        57,000        --
    Retirements of debt                                        (792)       (119)     (3,598)     (3,330)
    Capital leases                                              722        --         1,657        --
    Capital lease principal payments                           (440)        (96)       (642)       (899)
    Stock for stock option plans                                219         226       4,402       4,914
    Stock for 401(k) employee plans                             612         545       1,811       1,382
    Purchase of La-Z-Boy stock                               (9,916)     (8,931)    (20,862)    (27,694)
    Payment of cash dividends                                (4,170)     (4,216)    (12,544)    (12,222)
                                                           --------    --------    --------    --------
            Cash Provided/(Used) by Financing Activities    (13,765)    (12,591)     27,224     (37,849)

Effect of exchange rate changes on cash                         188        (333)        326        (924)
                                                           --------    --------    --------    --------
Net change in cash and equivalents                            3,762      21,316     (17,019)     15,337

Cash and equivalents at beginning of period                  12,769      22,721      33,550      28,700

                                                           --------    --------    --------    --------
Cash and equivalents at end of period                      $ 16,531    $ 44,037    $ 16,531    $ 44,037
                                                           ========    ========    ========    ========

Cash paid during period -Income taxes                      $ 15,957    $ 10,620    $ 39,264    $ 18,498
                        -Interest                          $  1,478    $  1,631    $  4,144    $  2,762


       For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the Company's 1999 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. The financial information included herein, other than the consolidated balance sheet as of April 24, 1999, has been prepared by management without audit by independent certified public accountants. The consolidated balance sheets as of January 22, 2000 and January 23, 1999 have been prepared on a basis consistent with, but do not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 24, 1999. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair presentation of results for the interim period.

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

                                        Three Months          Nine Months
                                            Ended                Ended
                                    --------------------  --------------------
                                     Jan. 22,   Jan. 23,   Jan. 22,   Jan. 23,
  (Amounts in thousands)               2000       1999       2000        1999
------------------------            ---------  ---------  ---------  ---------
  Weighted  average common
     shares outstanding (basic)        52,088     52,680     52,232     53,061
  Effect of options                       186        245        266        270
                                    ---------  ---------  ---------  ---------
  Weighted average common
     shares outstanding (diluted)      52,274     52,925     52,498     53,331
                                    =========  =========  =========  =========

4.   Segment Information
     The Company's reportable operating segments are Residential upholstery and Residential casegoods. Financial results of the Company's operating segments for the three and nine months ended January 22, 2000 and January 23, 1999 are as follows:

                                   Three Months Ended            Nine Months Ended
                              --------------------------    --------------------------
                                Jan. 22,       Jan. 23,       Jan. 22,       Jan. 23,
(Amounts in thousands)            2000           1999           2000           1999
---------------------------   -----------    -----------    -----------    -----------
Net revenues
   Residential upholstery     $   310,191    $   252,536    $   879,465    $   721,897
   Residential casegoods           50,488         47,129        154,551        145,018
   Other                           41,848         40,202        125,448        108,291
   Eliminations                   (25,655)       (21,762)       (73,197)       (53,390)
                              ===========    ===========    ===========    ===========
      Consolidated            $   376,872    $   318,105    $ 1,086,267    $   921,816
                              ===========    ===========    ===========    ===========

Operating profit
   Residential upholstery     $    30,358    $    25,888    $    83,433    $    65,441
   Residential casegoods            3,596          2,335         13,223          7,656
   Other                              491            359          1,655            635
   Unallocated corporate
       costs & eliminations        (1,157)          (158)        (5,070)        (2,888)
                              ===========    ===========    ===========    ===========
     Consolidated             $    33,288    $    28,424    $    93,241    $    70,844
                              ===========    ===========    ===========    ===========



5. Subsequent Event On January 27, 2000, the shareholders of LADD Furniture, Inc., then a publicly traded furniture manufacturer, approved a stock-for-stock-merger of a La-Z-Boy acquisition subsidiary into LADD. The merger became effective January 29, 2000. When the merger became effective, LADD became a wholly-owned subsidiary of La-Z-Boy Incorporated; the holders of LADD stock received in consideration for their LADD shares, approximately 9.2 million shares of La-Z-Boy common stock (valued at approximately $191 million); and the LADD employee options then outstanding were replaced by options on approximately 984 thousand La-Z-Boy common shares. LADD's sales for its fiscal year ended January 2, 1999 were approximately $571 million. After giving effect to the merger, the transaction results in the former LADD shareholders owning approximately 15% of La-Z-Boy's outstanding common stock.

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

         future income and margins                   future economic performance
         growth                                      industry trends
         adequacy and cost of financial resources    management plans

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," " intends" and "expects" or similar expressions. With respect to all forward-looking statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The reader should understand that the following important factors, as well as others, could affect the Company's future results and could cause those results or other outcomes to differ materially from those expressed or implied in forward-looking statements:

         Economic and Industry Conditions
         * materially adverse changes in economic and industry conditions and customer demand generally or in the markets served by the Company
         *     supply and demand for and pricing of supplies and components
         *     availability of qualified labor
         * changes in demographics and consumer preferences or demands for the Company's products
         * the impact of e-commerce on the distribution of the Company's products
         *     changes in the availability or cost of capital

         Competitive Factors
         *     the competitiveness of foreign-made products
         *     the actions of competitors
         *     new manufacturing technologies
         *     industry consolidation

         Operating Factors
         *     supply, labor, or distribution disruptions
         *     acquisitions or divestitures
         *     changes in operating conditions and costs
         *     changes in regulatory environment

         Factors Relating to Recent Acquisitions
         * integration challenges diverting management's focus and resources from other strategic opportunities or operational matters during the integration process
         *     experienced employees leaving for other positions


Recent Acquisitions

The Company acquired Bauhaus USA, Inc., a manufacturer of upholstered furniture primarily marketed to department stores, on June 1, 1999 for approximately $57 million in cash. Bauhaus' operations are included in the Company's results for the entire quarter ended January 22, 2000 and for approximately eight of the nine months ended on that date, but not in the comparable periods of the prior fiscal year.

The Company acquired Alexvale Furniture, Inc., a manufacturer of medium priced upholstered furniture, on December 28, 1999 for a combination of cash and La-Z-Boy common stock. Alexvale's sales for its fiscal year ended April 30, 1999 were approximately $61 million. Alexvale's operations are included in the Company's results for approximately one month of the quarter ended January 22, 2000, but not in the comparable period of the prior fiscal year.

Because the LADD acquisition, which is to be accounted for as a purchase, was consummated on January 29, 2000, no LADD financial results are included in the Company's results for the quarter and nine month periods ended January 22, 2000.

Results of Operations

Quarter Ended Jan. 22, 2000 Compared to Quarter Ended Jan. 23, 1999

                                           Income Statement Analysis
                                              Third Quarter Ended
                                      ------------------------------------
                                         FY00
                                         Over             % of Sales
                                        (Under)     ----------------------
                                         FY99          2000        1999
                                      ----------    ----------  ----------
          Sales                            18%         100.0%      100.0%
          Cost of sales                    22%          74.7%       72.6%
                                      ----------    ----------  ----------
               Gross profit                10%          25.3%       27.4%
          Selling, general and
             administrative                 6%          16.5%       18.5%
                                      ----------    ----------  ----------
               Operating profit            17%           8.8%        8.9%

          Interest expense                 92%           0.6%        0.3%
          Interest income                 (26%)          0.1%        0.1%
          Other income                     37%           0.4%        0.3%
                                      ----------    ----------  ----------
               Pretax income               14%           8.7%        9.0%
          Income tax expense                4%          34.9%*      38.2%*
                                      ----------    ----------  ----------
               Net income                  20%           5.7%        5.6%
                                      ==========    ==========  ==========

          Basic earnings per share         21%
          Diluted earnings per share       24%
          Dividends per share               0%

              * As a percent of pretax income, not sales.




                                                      Segment Analysis
                                                     Third Quarter Ended
                          ---------------------------------------------------------------------
                                     Net Revenues                      Operating Profit
                          -----------------------------------   -------------------------------
                            FY00                                  FY00
                            Over            % of Total            Over          % of Revenues
                           (Under)     ----------------------    (Under)     ------------------
                            FY99          FY00         FY99        FY99        FY00      FY99
                          ----------   ----------   ---------   ----------   --------  --------
Residential upholstery          23%      82.3%         79.4%        17%         9.8%     10.3%
Residential casegoods            7%      13.4%         14.8%        54%         7.1%      5.0%
Other                            4%      11.1%         12.6%       (94%)        1.2%      0.9%
Unallocated corporate
   costs & eliminations         18%      (6.8%)        (6.8%)       N/A         N/A       N/A
                          ----------   ----------   ---------   ----------   --------  --------
      Consolidated              18%     100.0%        100.0%        17%         8.8%      8.9%
                          ==========   ==========   =========   ==========   ========  ========



Sales in the third quarter of fiscal year 2000 were up 18% over the prior year's third quarter. Roughly half of the increase was caused by the acquisition of Bauhaus. "Other" sales were only up 4% due mainly to lower than average contract sales for the quarter.

Gross profit margin decreased to 25.3% of sales from 27.4% of sales in last year's third quarter on an 18% increase in sales and a 15% increase in unit volume. One factor affecting the decline was a below average gross profit margin at Bauhaus. However, the primary reason for the gross profit margin decline was unfavorable labor and overhead costs associated with improving plant floor layouts. Plant floor disruptions caused by creating additional major upholstery production capacity, the installation of an improved lumber processing system, and the implementation of upholstery related plant floor process improvements have been more severe, and have been more prolonged than previously estimated. The employee training costs incurred in acquiring and retaining labor in a low unemployment environment are still present. As expected, the cost of plywood did decline and the cost of cardboard packaging did increase compared to the second quarter.

Third quarter selling, general and administrative expenses decreased to 16.5% of sales from 18.5% last year. Bonus related, bad debt and selling expenses as a percent of sales were below the prior year. Also, Bauhaus' selling, general and administrative expenses were measurably lower than the Company's average. In addition to the above, many other selling, general and administrative expenses were flat or increased at a rate less than the sales increase. These reductions more than offset an increase in accrued warranty expense.

Operating profit as a percent of sales declined from 10.3% to 9.8% in the upholstery segment. Improvements in La-Z-Boy Canada Ltd. were more than offset by declines in the U.S. Residential and England/Corsair divisions. Most of the declines in these two divisions were in the gross margin area as described above. However, advertising and higher other selling, general and administrative costs at England/Corsair also contributed to the decline even though sales significantly increased. Operating profit as a percent of sales improved from 5.0% to 7.1% in the casegoods segment. This continues a trend from the first and second quarters, although, casegoods' absolute level of profitability is still less than upholstery. The primary reasons for the improvement in third quarter profitability in the casegoods segment were a lower level of selling price incentives and reductions in advertising and showroom renovation expenses.

Interest expense as a percent of sales increased from 0.3% last year to 0.6% due to financing obtained in the first quarter for the acquisition of Bauhaus.

Income tax expense as a percent of pretax income declined to 34.9% from 38.2% last year. Canadian operating results during the year have shown significant improvements thus allowing the Company to reverse valuation allowances associated with net operating losses during the third quarter.

  Nine Months Ended Jan. 22, 2000 Compared to Nine Months Ended Jan. 23, 1999

                                           Income Statement Analysis
                                               Nine Months Ended
                                     -------------------------------------

                                        FY00
                                        Over              % of Sales
                                      (Under)       ----------------------
                                        FY99          2000         1999
                                     ----------     ---------   ----------
        Sales                              18%        100.0%       100.0%
        Cost of sales                      19%         74.5%        73.9%
                                     ----------     ---------   ----------
             Gross profit                  15%         25.5%        26.1%
        Selling, general and
           administrative                   9%         16.9%        18.4%
                                     ----------     ---------   ----------
             Operating profit              32%          8.6%         7.7%
        Interest expense                   57%          0.5%         0.4%
        Interest income                     3%          0.1%         0.2%
        Other income                       39%          0.3%         0.2%
                                     ----------     ---------   ----------
             Pretax income                 30%          8.5%         7.7%
        Income tax expense                 24%         37.3%*       39.0%*
                                     ==========     =========   ==========
             Net income                    34%          5.3%         4.7%
                                     ==========     =========   ==========

        Basic earnings per share           35%
        Diluted earnings per shares        36%
        Dividends per share                 4%
            * As a percent of pretax income, not sales.




                                                         Segment Analysis
                                                        Nine Months Ended
                            ------------------------------------------------------------------------
                                       Net Revenues                        Operating Profit
                            ------------------------------------    --------------------------------
                               FY00                                    FY00
                               Over            % of Total              Over         % of Revenues
                              (Under)     ----------------------      (Under)    -------------------
                               FY99          FY00        FY99          FY99        FY00       FY99
                            ----------    ----------  ----------    ----------   --------  ---------
Residential upholstery            22%        81.0%       78.3%            28%       9.5%       9.1%
Residential casegoods              7%        14.2%       15.7%            73%       8.6%       5.3%
Other                             16%        11.5%       11.7%            87%       1.3%       0.6%
Unallocated corporate
   costs & eliminations           37%        (6.7%)      (5.8%)          N/A        N/A        N/A
                            ----------    ----------  ----------    ----------   --------  ---------
       Consolidated               18%       100.0%      100.0%            32%       8.6%       7.7%
                            ==========    ==========  ==========    ==========   ========  =========




Sales in the nine months ended January 22, 2000 were up 18% over the prior year. Roughly 7% of the sales increase was caused by the June 1, 1999 acquisition of Bauhaus.

Gross profit margin decreased to 25.5% of sales from 26.1% of sales on an 18% increase in sales and a 16% increase in unit volume. The favorable effect of fixed cost absorption was more than offset by the higher labor and overhead costs associated with improving plant floor layouts to accommodate additional product lines and implement lean manufacturing processes. The gross profit margin was also somewhat impacted by increased cost for plywood and cardboard packaging, which were only partially offset by decreased costs for leather. In addition, the below average gross profit margin at Bauhaus also had a negative impact on the consolidated gross profit margin.

For the nine months ended January 22, 2000, selling, general and administrative expenses decreased to 16.9% of sales from 18.4% last year. Bonus related, information technology, bad debt and selling expenses as a percent of sales were below the prior year. In addition to the above, many other selling, general and administrative expenses were flat or increased at a rate less than the sales increase. These reductions more than offset an increase in accrued warranty expense.

Operating profit as a percent of sales improved from 9.1% to 9.5% in the upholstery segment. The favorable first and second quarter impacts more than offset the unfavorable third quarter impacts. Operating profit as a percent of sales improved from 5.3% to 8.6% in the casegoods segment. This improvement in profitability in the casegoods segment was mainly due to lower levels of selling price incentives and reductions in advertising and showroom renovation expenses.


Interest expense as a percent of sales increased from 0.4% last year to 0.5% due to financing obtained in the first quarter for the acquisition of Bauhaus.

Income tax expense as a percent of pretax income declined to 37.3% from 39.0% last year caused by the favorable Canadian operating results previously discussed in the third quarter analysis.




Liquidity and Capital Resources

Cash flows from operations amounted to $50.3 million in the first nine months of fiscal year 2000 compared to $70.5 million in the prior year. Capital expenditures, dividends and stock repurchases totaled approximately $62 million during the nine month period, while cash and cash equivalents decreased by $17.0 million.

Total FIFO inventory at January 22, 2000 was 27% higher than at the end of fiscal 1999 and 17% higher than at the end of last year's third quarter. Of this increase, 7% was due to the acquisition of Bauhaus, 6% was due to the acquisition of Alexvale and 3% was an increase in finished goods to support additional sales volume.

The increase in other long term assets was primarily due to the Company's additional investments to help support sales growth of the retail market.

The Company's financial strength is reflected in two commonly used ratios, the current ratio (current assets divided by current liabilities) and the debt-to-capital ratio (total debt divided by shareholders' equity plus total debt). Total debt is defined as current portion of long-term debt plus current portion of capital leases plus long-term debt plus capital leases. The Company's current ratio was 3.3 to 1 at January 22, 2000, 3.2 to 1 at the end of fiscal 1999 and 3.3 to 1 at the end of last year's third quarter. At January 22, 2000, the debt to capital ratio was 21%, compared to 14% at the end of fiscal 1999 and 15% at the end of last year's third quarter.

As of January 22, 2000, the Company had $100 million of unused lines of credit available under several credit arrangements. To finance the acquisition of Bauhaus on June 1, 1999, the Company borrowed $57 million, which was replaced on December 29, 1999 by a borrowing under its $75 million unsecured revolving credit line. The Alexvale acquisition required approximately $2.2 million for the cash portion of the purchase price, which the Company paid out of cash flow from operations. On January 31, 2000, the Company terminated LADD's $175 million credit facility and paid off all borrowings, which totaled about $106 million, with an unsecured $150 million bridge loan facility with a current borrowing rate of LIBOR plus 0.75% which matures June 29, 2001. In addition, LADD finances a significant amount of machinery and equipment through operating lease lines which La-Z-Boy has guaranteed. As of January 31, 2000, the Company has guaranteed $10 million on these operating leases.

The Company's capital expenditures during the nine months ended January 22, 2000 were $28.8 million.

As of January 22, 2000, approximately 4% of the 12 million shares of Company stock authorized for purchase on the open market was still available for purchase by the Company.

As of the filing date of this Form 10-Q, the Company's year 2000 remediation program is complete and business operations have not been adversely affected by year 2000 matters. Total expenditures by the Company on the year 2000 program were just under $11 million.



Outlook

Comparable sales growth is moderating primarily due to exceptionally strong results in last year's fourth quarter. Excluding the extra week in this year's fourth quarter, comparable sales are expected to be roughly equal to those in the prior year's fourth quarter.

Cost trends affecting gross margin in the areas of unfavorable plant floor disruptions, employee training costs and cardboard costs and favorable plywood costs as experienced in the third quarter are expected to continue into the fourth quarter. By the first or second quarter of fiscal 2001, management expects a significant improvement in these unfavorable cost areas not only due to the absence of the initial start-up costs but also due to the benefits from the process improvements.

Selling, general and administrative expenses as a percent of sales are expected to remain below the prior year in the next quarter.

Interest expense is expected to remain substantially higher for the foreseeable future.

No major price increases or decreases to purchased parts and raw materials are expected in the near term.

The Company intends to pay off all borrowings under the $75 million unsecured revolving credit line and the $150 million bridge loan facility by the end of April using a new $250 million syndicated credit facility, the terms of which are currently being negotiated. Total debt is not expected to be substantially increased or decreased in the near future.

The Company expects capital expenditures of approximately $8 to $12 million during the fourth quarter. Fiscal year 2001 capital expenditure estimates are not yet available. The estimates are currently being developed and will include the three companies acquired during this fiscal year. The Company does not currently have any material commitments for capital expenditures.

The Company expects to continue to be in the open market for purchasing its shares from time to time as changes in its stock price and other factors present appropriate opportunities.

The Company expects to meet its cash needs for capital expenditures, stock repurchases and dividends during the remainder of fiscal year 2000 and fiscal year 2001 from cash generated by operations and borrowings under available lines of credit.

As a result of the LADD acquisition, the Company's assets, liabilities and results of operations for its fourth quarter and future periods will differ substantially from those in comparable prior periods. Detailed information about LADD's historical operations and financial results is publicly available in the reports and proxy statements it has filed with the SEC. Additional information about the LADD acquisition is contained in the Form S-4 registration statement that La-Z-Boy filed with the SEC to register the stock to be issued to LADD shareholders as merger consideration.

Subsequent to the LADD acquisition, the Company will be reporting the results of an additional business segment, a contract segment. The contract business segment markets its products to dealers or directly to customers in the office, hospitality and healthcare industries or other non residential "business" furniture customers. LADD has a large contract division called American of Martinsville (AOM). For segment disclosure purposes, AOM's operations will be combined with the La-Z-Boy contract division (which presently is included under "Other").




Item 3: Quantitative & Qualitative Disclosures About Market Risk

No information is presented in response to this item because the Company has no material market risk relating to derivative financial instruments, derivative commodity instruments or other financial instruments.




                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         (c) On December 28, 1999, La-Z-Boy issued an aggregate 879,331 of its common shares to the former owners of the Alexvale companies, as part of the consideration paid to them in the Alexvale acquisition. The shares issued in this transaction were not registered under the Securities Act of 1933, in reliance on the private placement exemption afforded by
                  Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D.


Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits


         Exhibit No.                Description

         (4) $150 million Credit Agreement dated as of January 28, 2000, among La-Z-Boy Incorporated, The Banks Listed Therein and Wachovia Bank, N.A. as agent (filed herewith).

         (10) Amendment No. 1, dated as of December 13, 1999, to Agreement and Plan of Merger among La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD Furniture, Inc (Incorporated by reference to an exhibit to La-Z-Boy's Form S-4 Registration Statement filed December 15, 1999; registration no. 333-92763)

         (27)     Financial Data Schedule (EDGAR only)

         (99) La-Z-Boy Incorporated Replacement Plan for LADD Stock Options (Incorporated by reference to an exhibit to La-Z-Boy's Form S-8 Registration Statement filed January 28, 2000; registration no. 333-95651)


(b)      Reports on Form 8-K

         A Form 8-K concerning the Company's second quarter financial results as of October 23, 1999 filed with the SEC on November 3, 1999.





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LA-Z-BOY INCORPORATED
                                                    (Registrant)


Date   February 7, 2000                         /s/Gene M. Hardy
                                                ----------------------------
                                                Gene M. Hardy
                                                Secretary and Treasurer


Exhibit Index

         (4) $150 million Credit Agreement dated as of January 28, 2000, among La-Z-Boy Incorporated, The Banks Listed Therein and Wachovia Bank, N.A. as agent (filed herewith).

         (10) Amendment No. 1, dated as of December 13, 1999, to Agreement and Plan of Merger among La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD Furniture, Inc. (Incorporated by reference to an exhibit to La-Z-Boy's Form S-4 Registration Statement filed December 15, 1999; registration no. 333-92763)

         (27)     Financial Data Schedule (EDGAR only)

         (99) La-Z-Boy Incorporated Replacement Plan for LADD Stock Options (Incorporated by reference to an exhibit to La-Z-Boy's Form S-8 Registration Statement filed January 28, 2000; registration no. 333-95651)