Form 10-K
period 2000-04-29
LA-Z-BOY INC
filed 2000-07-28
CIK 57131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    FOR THE FISCAL YEAR ENDED APRIL 29, 2000
                           Commission File No. 1-9656

                              LA-Z-BOY INCORPORATED
                    1284 N. Telegraph Road, Monroe, MI 48162
                                    (734) 241-4414
Incorporated in Michigan        I.R.S. Employer Identification Number 38-0751137


Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class                          Exchanges on Which Registered
-----------------------------                -----------------------------
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

Based on the closing price of June 23, 2000, the aggregate market value of common stock held by nonaffiliates of the Registrant was $924 million.

The number of common shares outstanding of the Registrant was 61,077,211 as of June 23, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's 2000 Annual Report to Shareholders for the year ended April 29, 2000 are incorporated by reference into Parts I and II.

(2) Portions of the Registrant's Proxy Statement filed with the Securities and Exchange Commission on June 30, 2000 are incorporated by reference into
     Part III.

                         FORM 10-K ANNUAL REPORT - 2000
                              LA-Z-BOY INCORPORATED

                                TABLE OF CONTENTS


                                                                       Page
                                                                     Number(s)
Cautionary Statement Concerning Forward-Looking Statements...........   4

PART I
      Item 1.  Business..............................................   4-8
      Item 2.  Properties............................................   8
      Item 3.  Legal Proceedings.....................................   8
      Item 4.  Submission of Matters to a Vote of Security Holders...   8
      Executive Officers of the Registrant...........................   9

PART II
      Item 5.  Market Price for Registrant's Common Equity and
                Related Stockholder Matters..........................   9
      Item 6.  Selected Financial Data...............................   9
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation..................   10
      Item 7a. Quantitative and Qualitative Disclosures about
                 Market Risk.........................................   10
      Item 8.  Financial Statements and Supplementary Data...........   10
      Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures..............   10

PART III
      Item 10.  Directors and Executive Officers of the Registrant...   10
      Item 11.  Executive Compensation...............................   10
      Item 12.  Security Ownership of Certain Beneficial Owners
                  and Management.....................................   11
      Item 13.  Certain Relationships and Related Transactions.......   11

PART IV
      Item 14.  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K................................   11-14

                          TABLE OF CONTENTS CONTINUED

Financial Statement Schedule Documents...............................   15-16
      Report of Independent Accountants..............................   15
      Schedule II Valuation and Qualifying Accounts..................   16
Signatures...........................................................   17-18
Exhibit Index........................................................   19-21
Exhibit (13) Portions of the 2000 Annual Report to Shareholders......   22-41
      Report of Management Responsibilities..........................   22
      Report of Independent Accountants..............................   22
      Consolidated Balance Sheet.....................................   23-24
      Consolidated Statement of Income...............................   25
      Consolidated Statement of Cash Flows...........................   26
      Consolidated Statement of Changes in
      Shareholders' Equity...........................................   27
      Notes to Consolidated Financial Statements.....................   28-34
      Management's Discussion and Analysis...........................   35-38
      Consolidated Six-Year Summary of Selected
      Financial Data.................................................   39
      Unaudited Quarterly Financial Information......................   40
      Dividend and Market Information................................   41
Exhibit (21) List of Subsidiaries....................................   42-43
Exhibit (23) Consent of Independent Accountants......................   44

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in Parts I and II of this document and documents incorporated by reference in those Parts that are subject to risks and uncertainties. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in this document regarding:

         future income and margins                   future economic performance
         growth                                      industry trends
         adequacy and cost of financial resources    management plans

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," "intends" and "expects" or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The reader should understand that economic and industry conditions, competitive factors, operating factors and factors relating to recent acquisitions, as well as other important factors, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.



                                     PART I

ITEM 1.  BUSINESS.

The successor to a business founded over 70 years ago, La-Z-Boy is one of the three largest residential furniture manufacturers in the United States. Within the last fiscal year, we acquired three other furniture manufacturers; Bauhaus USA, Inc., Alexvale Furniture, Inc. and LADD Furniture, Inc. These acquisitions, all of which were accounted for as purchases, increased our sales and the number of our employees by about 50 percent on an annualized basis. You can find more information about these acquisitions in Note 2 to our consolidated financial statements (pages 28 and 29) and the "Management's Discussion and Analysis" section (pages 35 through 38), both of which are included in Exhibit (13) to this report and are incorporated in this item by reference.


Principal Products and Industry Segments

"Residential" dealers are those who resell to individuals for their home use including upholstered furniture as well as casegoods. Our largest segment is the Residential upholstery segment which includes sofas, sleepers, recliners and modular units. Our second largest segment is Residential casegoods which includes primarily wood products such as dining room and living room tables, bedroom and youth furniture. "Contract" dealers are those who resell seating and casegood products to commercial users. With the addition of American of Martinsville operating division (a division of LADD), we greatly increased our business in the Contract segment such that the

Contract segment was separately disclosed in 2000. Additional detailed information regarding products and segments can be found in Note 13 to our consolidated financial statements (pages 33 and 34) and our "Management's Discussion and Analysis" section (pages 35 and 36), both of which are included in Exhibit (13) and are incorporated in this item by reference.


Raw Materials

The principal raw materials we use in the manufacture of our products are:
         - leather, cotton, wool, synthetic and vinyl fabrics for covers
         - hardwoods for solid wood dining room and bedroom furniture, occasional tables, business furniture and the frame components of seating units
         - plywood and chipwood for internal parts
         - veneers for wall units, occasional tables and casegoods
         - water-based and liquid finishes (stains, sealant, lacquers) for external wood
         - steel for motion mechanisms
         - polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding.

We generally purchase hardwoods, steel and padding parts from a number of sources, usually in the vicinity of the particular plant. We purchase product-covering fabrics, plywood and polyurethane from a lesser number of sources on a mostly centralized basis.

Raw material costs historically have been about 38 percent of sales in the Residential upholstery segment, a somewhat higher percentage in Residential casegoods and about 42 percent in our Contract segment. Price increases for raw materials have been slightly lower than the inflation rate in recent years and we expect them to continue at this rate.

Purchased cover (which includes leather) is our largest single upholstery raw material cost representing about 41 percent of total upholstery raw material costs.

Polyurethane (poly) is our next largest type of upholstery raw material cost. Poly is sensitive to changes in the price of oil.

Hardwood lumber is our largest single casegoods raw material cost representing over 60 percent of total casegoods raw material costs. Hardwood lumber historically has had measurable changes in prices over the short term. Hardwood lumber costs have not changed much recently.

Contract raw materials are similar to Residential casegoods and Residential upholstery materials but typically include additional types of purchased parts such as bases and swivels. These parts are available from a number of suppliers.


Seasonal Business

We generally experience our lowest level of sales during our first quarter. When possible, we schedule production to maintain generally uniform manufacturing activity throughout the year, except for mid-summer plant shutdowns, to coincide with slower sales.

Practices Regarding Working Capital Items

We do not carry significant amounts of upholstered finished goods in inventory. We build casegoods to inventory in order to provide for quicker delivery requirements of customers, which results in higher levels of finished casegoods product than upholstery products on hand at any period. Normal customer terms are net due within 45 days with either a 0 or 1 percent discount within 10 days. Extended dating is often offered as part of sales promotion programs.


Customers

We distribute to over 20,000 locations. We did not have any customer whose sales amounted to 5 percent or more of our fiscal year 2000 consolidated sales. Our 2000 dealer mix was about 48 percent "proprietary", 14 percent to major dealers (Montgomery Ward and other department stores) and 38 percent to general dealers. Because 2000 only included three months of LADD sales, we expect the 2001 dealer mix to have a higher percentage of sales to general dealers and major dealers and a lower percentage of sales to proprietary dealers.

"Proprietary" stores or galleries are those that have an agreement to sell products from one of La-Z-Boy's divisions or a company that we approve. La-Z-Boy companies in each of its business segments have proprietary distribution, which means square feet of selling space is totally dedicated to our products.


Orders and Backlog

Residential upholstery orders are primarily built to a specific dealer order or an end consumer order and are shipped between two to six weeks from receipt of the order. Orders in the Contract segment are consumer and dealer orders but shipment may be scheduled for longer time periods. Residential casegoods are primarily produced to a stock order (not a dealer or consumer order), which results in higher finished goods inventory on hand but quicker availability to ship to dealers and greater batch size manufacturing efficiencies.

As of May 31, 2000 and May 31, 1999, backlogs were approximately $242 million and $108 million, respectively. This increase in backlog was primarily due to our fiscal 2000 acquisitions. These amounts represent less than six weeks of sales. The measure of backlog at a point in time may not be indicative of future sales performance. We do not rely entirely on backlogs to predict future sales.

For most operating divisions, our cancellation policy is that an order cannot be canceled after it has been selected for production. Orders from pre-built stock, though, may be canceled up to the time of shipment.


Competitive Conditions

We rank in the top three in the United States in dollar volume of furniture manufacturing sales, which includes manufacturers of bedroom, dining room and living room furniture. Some of the larger companies that compete with our Residential upholstery and Residential casegoods segments are Bassett Furniture, Ethan Allen, Furniture Brands International, Lifestyle Furnishings International, Stanley and Natuzzi. We also have a substantial number of small and medium size competitors in all three of our operating segments.

We compete primarily by emphasis on the quality and styling of our products, dealer support, brand name, value, customer service and delivery.


Research and Development Activities

We spent $10.6 million in fiscal 2000 for new product development, existing product improvement, quality control, improvement of current manufacturing operations and research into the use of new materials in the construction of products. We spent $8.4 million in fiscal 1999 on such activities and $9.5 million on such activities in fiscal 1998. Our customers generally do not engage in research with respect to the products we manufacture. Most of our operating divisions develop and manage their own product lines. New product groups or styles are typically introduced at industry trade shows (markets), and based upon their acceptance at the markets, the products are either placed into production or withdrawn from the markets.


Patents, Licenses and Franchises

We hold several patents but we believe that the loss of any single or group of patents would not materially affect our business. We have no material licenses or franchises. Our agreements with our "proprietary" dealers are a key part of our marketing strategies. See customers section above for details of these customers.


Compliance with Environmental Regulations

We have been named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous environmental clean-up sites, we do not anticipate that future expenditures for environmental clean-up sites will have a material adverse effect on our financial condition or results of operations.


Employees

We employed approximately 21,600 persons as of July 1, 2000. Our Residential upholstery segment employed approximately 13,800 of those employees, Residential casegoods employed approximately 5,300 of them, Contract employed approximately 2,000 of them, and we employed approximately 500 non-segment personnel. Less than 10 percent of our employees are unionized. Substantially all of them were employed on a full-time basis.


Financial Information about Foreign and Domestic Operations and Export Sales

Less than 5 percent of our total sales are exports. We sell upholstered furniture to Canadian customers through a Canadian subsidiary and to European customers through a United Kingdom subsidiary. We also make a small amount of sales in Mexico through a Mexican subsidiary and we have entered into a joint venture in Thailand that has began making sales in Australia and the Far East.

We also derive a small amount of royalty revenues from the sale and licensing of trademarks, tradenames and patents to certain foreign manufacturers.



ITEM 2.  PROPERTIES.

At April 29, 2000, we owned or leased approximately 19.0 million square feet of manufacturing, warehousing, office and showroom facilities. The Residential upholstery segment occupied approximately 9.8 million square feet, Residential casegoods occupied approximately 6.6 million square feet and Contract occupied approximately 2.6 million square feet. These facilities are mostly less than 30 years old, are well maintained and are insured. Major land or building additions are not expected to be needed to increase capacity. We own most of our plants and lease most of the others under long term industrial revenue bonds. For information on terms of operating leases for our properties see Note 5 to our consolidated financial statements (page 30), which is included in Exhibit (13) to this report and is incorporated in this item by reference.

In addition to the properties mentioned above, we owned or leased approximately
0.3 million square feet of retail selling, retail warehousing and retail office facilities.

Our facilities are located in Alabama, Arkansas, California, Michigan, Mississippi, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, Washington D.C. and the countries of Canada, United Kingdom, Mexico and a joint venture in Thailand.



ITEM 3.  LEGAL PROCEEDINGS.

We have been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, based on our previous experience with lawsuits of these types, we believe that the resultant liability, if any, will not be material to our financial condition or results of operations.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY.

No matters were voted upon by our shareholders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Patrick H. Norton, age 78
o    Chairman of the Board since October 1997
o    Formerly Senior Vice President Sales and Marketing

Gerald L. Kiser, age 53
o    President and Chief Operating Officer since October 1997
o Formerly Executive Vice President and Chief Operating Officer (April - October 1997), Vice President-Operations (May 1996 - April 1997), and Vice President of Engineering and Development (May 1995 - April 1997)

Frederick H. Jackson, age 72
o    Executive Vice President Finance and Chief Financial Officer since October
     1997
o    Formerly Vice President Finance

Mark A. Stegeman, age 38
o    Treasurer since June 2000
o    Account Vice President with Paine Webber (January 2000 - May 2000)
o Formerly Account Vice President with Salomon Smith Barney (three years), and Vice President and Manager-Large Corporate Group with Key Bank and its predecessor, Society Bank (ten years)



                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY and RELATED STOCKHOLDER MATTERS.

We had 22,344 shareholders of record as of April 29, 2000.

All other information required to be reported under this item is contained in Exhibit (13) to this report (page 41) and is incorporated in this item by reference.



ITEM 6. SELECTED FINANCIAL DATA.

All information required to be reported under this item is included Exhibit (13) to this report (page 39) and is incorporated in this item by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Our "Management's Discussion and Analysis" section included in Exhibit (13) of this report (pages 35 through 38) is incorporated by reference in response to this item.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Nothing material to report.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and all other information required by this item are included in Exhibit (13) of this report (pages 23 through 34 and page
40), and all of that information is incorporated in this item by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information concerning executive officers, see Part I, under "Executive Officers of the Registrant." All other information required to be reported under this item is included in our proxy statement for our annual meeting of shareholders to be held on July 31, 2000 (filed with the SEC on June 30, 2000), and all of that information is incorporated in this item by reference.



ITEM 11.  EXECUTIVE COMPENSATION.

All information required to be reported under this item is included in our proxy statement for our 2000 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All information required to be reported under this item is included in our proxy statement for our 2000 annual meeting, and all of that information is incorporated in this item by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All information required to be reported under this item is included in our proxy statement for our 2000 annual meeting, and all of that information is incorporated in this item by reference.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   The following documents are filed as part of this report:

         1.  Financial Statements:
               Report of Management Responsibilities
               Report of Independent Accountants
               Consolidated Balance Sheet
               Consolidated Statement of Income
               Consolidated Statement of Cash Flows
               Consolidated Statement of Changes in Shareholders' Equity Notes to Consolidated Financial Statements

         The financial statements above are all included in Exhibit (13) of this report, and is incorporated in this item by reference.

         2.  Financial Statement Schedules:
               Report of Independent Accountants on Financial Statement Schedule
               Schedule II Valuation and Qualifying Accounts

         Both immediately follow this item.

         3.  Exhibits
               The following exhibits are filed as part of this report:

Exhibit Number   Description of Exhibit (Note 1)
(1)              Not applicable
(2)              Not applicable
(3.1)            La-Z-Boy Incorporated Restated Articles of Incorporation
                 (Note 2)
(3.2)            Amendment to Restated Articles of Incorporation (Note 3)
(3.3)            Current La-Z-Boy Incorporated Bylaws (Note 4)
(4)              $300 million dollar Credit Agreement dated as of May 12, 2000 among La-Z-Boy Incorporated, the banks listed therein, Comerica Bank, as Syndication Agent, Suntrust Bank, as
                 Documentation Agent, and Wachovia Bank, N.A., as
                 Administrative Agent (Note 5)
(5)              Not applicable
(8)              Not applicable
(9)              Not applicable
(10.1)*          La-Z-Boy Incorporated Amended and Restated 1993 Performance
                 Based Stock Plan (Note 6)
(10.2)*          La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee
                 Directors (Note 7)
(10.3)*          La-Z-Boy Incorporated Executive Incentive Compensation Plan
                 Description (Note 8)
(10.4)*          La-Z-Boy Incorporated Supplemental Executive Retirement Plan
                 (as revised in 1995) (Note 9)
(10.5)*          La-Z-Boy Incorporated Amended and Restated 1997 Restricted
                 Share Plan (Note 10)
(10.6)*          La-Z-Boy Incorporated 1997 Incentive Stock Option Plan
                 (Note 10)
(10.7)*          Form of Change in Control Agreement (Note 11).  Executive
                 officers currently covered; Patrick H. Norton, Gerald L. Kiser,
                 Frederick H. Jackson.
(10.8)*          Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 12)
(10.9)*          Summary Plan Description and Partial Plan Document for the
                 La-Z-Boy Incorporated Personal Executive Life Insurance Program
                 (the "Summary")(Note 13). With respect to directors and executive officers, the only persons covered by this plan are Gerald L. Kiser and Mark A. Stegeman.
(10.10)*         La-Z-Boy Incorporated 1986 Incentive Stock Option Plan
                 (Note 14)
(10.11)          $150 million dollar Credit Agreement dated as of January 28,
                 2000, among La-Z-Boy Incorporated, the Banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Note 15)
(10.12)          Agreement and Plan of Merger, dated as of September 28, 1999, among La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD
                 Furniture, Inc. (Note 16)
(10.13)          Amendment No. 1, dated as of December 13, 1999, to Agreement and Plan of Merger among La-Z-Boy Incorporated, LZB Acquisition
                 Corp., and LADD Furniture, Inc. (Note 17)
(11)             Statement re computation of per share earnings (see Note 11 to the Consolidated Financial Statements included in Exhibit (13))
(12)             Not applicable
(13)             Portions of the 2000 Annual Report to Shareholders (Note 18)
(15)             Not applicable
(16)             Not applicable

(17)             Not applicable
(18)             Not applicable
(19)             Not applicable
(20)             Not applicable
(21)             List of subsidiaries of La-Z-Boy Incorporated
(22)             Not applicable
(23)             Consent of PricewaterhouseCoopers LLP
(24)             Not applicable
(25)             Not applicable
(26)             Not applicable
(27)             Not applicable

Notes to Exhibits

* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

Note 1. For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below. All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3. Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4.        Incorporated by reference to an exhibit to Form 8-K dated
               June 11, 1999.
Note 5.        Incorporated by reference to an exhibit to Form 8-K dated
               May 31, 2000.
Note 6. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1996.
Note 7. Incorporated by reference to an exhibit to definitive proxy statement dated July 6, 1989.
Note 8. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 9. Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 10. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 11. Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 12.       Incorporated by reference to an exhibit to Form 8, Amendment
               No. 1, dated November 3, 1989.
Note 13. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 14. Incorporated by reference to an exhibit to definitive proxy statement dated June 26, 1986.
Note 15. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 22, 2000.
Note 16. Incorporated by reference to an exhibit to Form 8-K dated September 28, 1999, and filed with the SEC on September 30, 1999.
Note 17. Incorporated by reference to an exhibit to Form S-4 Registration Statement filed December 15, 1999; registration no. 333-92763.

Note 18. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of the report on Form 10-K.



(b)  Reports on Form 8-K
         On February 14, 2000, we filed with the SEC a Report on Form 8-K, dated January 29, 2000, which reported on our acquisition of LADD Furniture, Inc.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements referred to in our report dated May 31, 2000 appearing in the 2000 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Toledo, Ohio
May 31, 2000


                          LA-Z-BOY INCORPORATED AND SUBSIDIARIES SCHEDULE II VALUATION
                                            AND QUALIFYING ACCOUNTS
                                             (Dollars in thousands)

                                                                                        Trade
                                                                                      accounts
                                                                     Additions       receivable
                                    Balance at      Additions        charged to     "written off"      Balance
                                    beginning        from new        costs and         net of         at end of
Description                          of year       Acquisitions       expenses       recoveries         year
-------------------------------    -------------   -------------    -------------   --------------   ------------
Year ended April 29, 2000:

   Allowance for doubtful
   accounts and
   long-term notes                      $25,628          $2,866           $5,551           $1,824        $32,221

   Accrued Warranties                   $14,575                           $3,500                         $18,075

Year ended April 24, 1999:

   Allowance for doubtful
   accounts and
   long-term notes                      $20,639                           $7,361           $2,372        $25,628

   Accrued Warranties                   $12,025                           $2,550                         $14,575

Year ended April 25, 1998:

   Allowance for doubtful
   accounts and
   long-term notes                      $18,931                           $7,333           $5,625        $20,639

   Accrued Warranties                   $10,775                           $1,250                         $12,025


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   July 28, 2000                          LA-Z-BOY INCORPORATED


                                               BY  /s/Patrick H. Norton
                                                   ----------------------

                                                          P.H. Norton
                                                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of July 28, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.




      /s/Patrick H. Norton                            /s/J.F. Weaver
---------------------------------------     ------------------------------------
             P.H. Norton                                J.F. Weaver
        Chairman of the Board                            Director




           /s/G.L. Kiser                               /s/D.K. Hehl
---------------------------------------     ------------------------------------
             G.L. Kiser                                  D.K. Hehl
President and Chief Operating Officer                    Director




          /s/F.H. Jackson                            /s/R.E. Lipford
---------------------------------------     ------------------------------------
            F.H. Jackson                               R.E. Lipford
     Executive VP Finance, Chief                         Director
   Financial Officer and Director



          /s/J.J. Korsnack                              /s/H.G. Levy
---------------------------------------     ------------------------------------
            J.J. Korsnack                                H.G. Levy
    Chief Accounting Officer and                         Director
        Corporate Controller



          /s/G.M. Hardy
---------------------------------------     ------------------------------------
             G.M. Hardy                                J.W. Johnston
              Director                                   Director





---------------------------------------
            L.G. Stevens
              Director





                                  EXHIBIT INDEX

                                                                                                         Page in
Exhibit Number  Description of Exhibit                                                                Sequentially
                                                                                                      Numbered Copy
(1)             Not applicable
(2)             Not applicable
(3.1)           La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)           Amendment to Restated Articles of Incorporation (Note 3)
(3.3)           Current La-Z-Boy Incorporated Bylaws (Note 4)
(4)             $300 million dollar Credit Agreement dated as of May 12, 2000 among La-Z-Boy
                Incorporated, the banks listed therein, Comerica Bank, as Syndication Agent,
                Suntrust Bank, as Documentation Agent, and Wachovia Bank, N.A., as Administrative
                Agent (Note 5)
(5)             Not applicable
(8)             Not applicable
(9)             Not applicable
(10.1)*         La-Z-Boy Incorporated Amended and Restated 1993 Performance Based Stock Plan
                (Note 6)
(10.2)*         La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors (Note 7)
(10.3)*         La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 8)
(10.4)*         La-Z-Boy Incorporated Supplemental Executive Retirement Plan (as revised in 1995)
                (Note 9)
(10.5)*         La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 10)
(10.6)*         La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 10)
(10.7)*         Form of Change in Control Agreement (Note 11).  Executive officers currently covered; Patrick H. Norton, Gerald L. Kiser, Frederick H. Jackson.
(10.8)*         Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 12)
(10.9)*         Summary Plan Description and Partial Plan Document for the La-Z-Boy Incorporated
                Personal Executive  Life  Insurance Program (the "Summary") (Note  13).  With
                respect to directors and executive officers, the only persons covered by this plan are Gerald L. Kiser and Mark A. Stegeman.
(10.10)*        La-Z-Boy Incorporated 1986 Incentive Stock Option Plan  (Note 14)
(10.11)         $150 million dollar Credit Agreement dated as of January 28, 2000, among La-Z-Boy
                Incorporated, the Banks listed therein and Wachovia Bank, N.A., as Administrative
                Agent (Note 15)
(10.12)         Agreement and Plan of Merger, dated as of September 28, 1999, among La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD
                Furniture, Inc. (Note 16)



(10.13)         Amendment No. 1, dated as of December 13, 1999, to Agreement and Plan of Merger
                among La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD Furniture, Inc.
                (Note 17)
(11)            Statement re computation of per share earnings (see Note 11 to the Consolidated
                Financial Statements included in Exhibit (13))
(12)            Not applicable
(13)            Portions of the 2000 Annual Report to Shareholders (Note 18)
(15)            Not applicable
(16)            Not applicable
(17)            Not applicable
(18)            Not applicable
(19)            Not applicable
(20)            Not applicable
(21)            List of subsidiaries of La-Z-Boy Incorporated
(22)            Not applicable
(23)            Consent of PricewaterhouseCoopers LLP
(24)            Not applicable
(25)            Not applicable
(26)            Not applicable
(27)            Not applicable
Notes to Exhibits

* Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

Note 1.        For all documents incorporated by reference, the SEC file
               number is 1-9656 unless otherwise indicated below. All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2.        Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3.        Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4.        Incorporated by reference to an exhibit to Form 8-K dated June 11, 1999.
Note 5.        Incorporated by reference to an exhibit to Form 8-K dated May 31, 2000.
Note 6.        Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1996.
Note 7.        Incorporated by reference to an exhibit to definitive proxy statement dated July 6, 1989.
Note 8.        Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 9.        Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 10.       Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 11.       Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 12.       Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.



Note 13.       Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 14.       Incorporated by reference to an exhibit to definitive proxy statement dated June 26, 1986.
Note 15.       Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 22, 2000.
Note 16.       Incorporated by reference to an exhibit to Form 8-K dated September 28, 1999, and filed with the SEC on
               September 30, 1999.
Note 17.       Incorporated by reference to an exhibit to Form S-4 Registration Statement filed December 15, 1999;
               registration no. 333-92763.
Note 18.       With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of the report on Form 10-K.
