Form 10-Q
period 2000-07-29
LA-Z-BOY INC
filed 2000-08-09
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          FOR QUARTER ENDED July 29, 2000 COMMISSION FILE NUMBER 1-9656

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

                  Yes        X                                No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

               Class                             Outstanding at July 29, 2000
-----------------------------------------        ----------------------------
Common Shares, $1.00 par value                            60,653,059









                              LA-Z-BOY INCORPORATED
                     FORM 10-Q FIRST QUARTER OF FISCAL 2001

                                TABLE OF CONTENTS
                                                                         Page
                                                                       Number(s)
                                                                       ---------
PART I   Financial Information
      Item 1. Financial Statements
              Consolidated Balance Sheet...................................3
              Consolidated Statement of Income.............................4
              Consolidated Statement of Cash Flows.........................5
              Notes to Consolidated Financial Statements
                 Basis of Presentation.....................................6
                 Interim Results...........................................6
                 Recent Acquisitions.......................................6-7
                 Earnings per Share........................................7
                 Segment Information.......................................8

      Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations
              Cautionary Statement Concerning Forward-Looking Statements...8-9
              LADD Effects.................................................9
              Results of Operations........................................9-10
              Liquidity and Capital Resources..............................10-11
              Outlook......................................................11-12

      Item 3. Quantitative and Qualitative Disclosures About Market Risk...12

PART II   Other Information
      Item 5. Other Information............................................12
      Item 6. Exhibits and Reports on Form 8-K.............................12
      Signature Page.......................................................13









                          PART I FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                                                       LA-Z-BOY INCORPORATED
                                                    CONSOLIDATED BALANCE SHEET
                                             (Amounts in thousands, except par value)

                                                Unaudited                Increase
                                         ----------------------         (Decrease)            Audited
                                           July 29,    July 24,    -------------------        Apr. 29,
                                            2000        1999        Dollars    Percent          2000
                                         ----------   ---------    ---------   -------       ----------
Current assets
    Cash & equivalents                      $18,025     $48,104     ($30,079)     -63%          $14,353
    Receivables                             348,067     223,782      124,285       56%          394,453

    Inventories
        Raw materials                       100,033      56,888       43,145       76%           91,018
        Work-in-process                      67,813      40,799       27,014       66%           63,635
        Finished goods                      105,762      38,672       67,090      173%           98,623
                                         ----------   ---------    ---------   -------       ----------
            FIFO inventories                273,608     136,359      137,249      101%          253,276
            Excess of FIFO over LIFO         (7,637)    (23,146)      15,509       67%           (7,473)
                                         ----------   ---------    ---------   -------       ----------
                 Total inventories          265,971     113,213      152,758      135%          245,803

    Deferred income taxes                    21,005      20,685          320        2%           22,374
    Other current assets                     15,545      10,116        5,429       54%           15,386
                                         ----------   ---------    ---------   -------       ----------
        Total current assets                668,613     415,900      252,713       61%          692,369

Property, plant & equipment, net            226,810     140,381       86,429       62%          227,883

Goodwill                                    117,362      90,554       26,808       30%          116,668

Trade names                                 134,854        -         134,854       N/M          135,340

Other long-term assets                       45,029      35,943        9,086       25%           46,037

                                         ----------   ---------    ---------   -------       ----------
            Total assets                 $1,192,668    $682,778     $509,890       75%       $1,218,297
                                         ==========   =========    =========   =======       ==========



Current liabilities
    Current portion - long-term debt         $9,404      $1,687       $7,717      457%          $13,119
    Current portion - capital leases            457         773         (316)     -41%              457
    Accounts payable                         83,207      46,673       36,534       78%           90,392
    Payroll/other compensation               54,935      33,401       21,534       64%           74,724
    Income taxes                              5,492      10,347       (4,855)     -47%            5,002
    Other current liabilities                51,635      29,969       21,666       72%           53,312
                                         ----------   ---------    ---------   -------       ----------
        Total current liabilities           205,130     122,850       82,280       67%          237,006

Long-term debt                              240,893     120,187      120,706      100%          233,938

Capital leases                                3,002         144        2,858       N/M            2,156

Deferred income taxes                        52,317       5,595       46,722      835%           50,280

Other long-term liabilities                  29,905      13,687       16,218      118%           31,825

Commitments & contingencies

Shareholders' equity
    Common shares, $1 par                    60,652      52,234        8,418       16%           61,328
    Capital in excess of par                211,633      32,117      179,516      559%          211,450
    Retained earnings                       391,460     338,326       53,134       16%          392,458
    Currency translation                     (2,324)     (2,362)          38        2%           (2,144)
                                         ----------   ---------    ---------   -------       ----------
        Total shareholders' equity          661,421     420,315      241,106       57%          663,092

            Total liabilities and
                                         ----------   ---------    ---------   -------       ----------
            shareholders' equity         $1,192,668    $682,778     $509,890       75%       $1,218,297
                                         ==========   =========    =========   =======       ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                              LA-Z-BOY INCORPORATED
                        CONSOLIDATED STATEMENT OF INCOME
                  (Amounts in thousands, except per share data)

                                                  (Unaudited)
                                              FIRST QUARTER ENDED
                              ------------------------------------------------
                                                              Percent of Sales
                              July 29,   July 24,   % Over    ----------------
                                2000       1999     (Under)    2000      1999
                              --------   --------   -------   ------    ------

Sales                         $498,282   $321,659       55%   100.0%    100.0%
Cost of sales                  382,446    241,026       59%    76.8%     74.9%
                              --------   --------   -------   ------    ------
     Gross profit              115,836     80,633       44%    23.2%     25.1%

S, G & A                        91,256     58,976       55%    18.3%     18.4%
                              --------   --------   -------   ------    ------
     Operating profit           24,580     21,657       13%     4.9%      6.7%

Interest expense                 4,352      1,439      202%     0.9%      0.4%
Interest income                    453        596      -24%     0.1%      0.2%
Other income                       616        781      -21%     0.2%      0.2%
                              --------   --------   -------   ------    ------
     Pretax income              21,297     21,595       -1%     4.3%      6.7%

Income tax expense               8,294      8,302        0%    38.9% *   38.4% *

                              --------   --------   -------   ------   ------
     Net income                $13,003    $13,293       -2%     2.6%     4.1%
                              ========   ========   =======   ======   ======

  Basic EPS                      $0.21      $0.25      -16%

  Diluted average shares        61,280     52,627       16%

  Diluted EPS                    $0.21      $0.25      -16%

  Dividends paid per share       $0.08      $0.08        0%





*      As a percent of pretax income, not sales.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                              LA-Z-BOY INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)

                                                                (Unaudited)
                                                            First Quarter Ended
                                                            -------------------
                                                            July 29,   July 24,
                                                            2000        1999
                                                            --------   --------
Cash flows from operating activities
    Net income                                               $13,003    $13,293

    Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                          10,565      5,780
       Change in receivables                                  45,616     50,000
       Change in inventories                                 (20,168)   (11,614)
       Change in other assets and liabilities                (34,173)   (17,396)
       Change in deferred taxes                                3,406         21
                                                            --------   --------
           Total adjustments                                   5,246     26,791

                                                            --------   --------
            Cash provided by operating activities             18,249     40,084

Cash flows from investing activities
    Proceeds from disposals of assets                            186         67
    Capital expenditures                                      (7,395)   (13,568)
    Acquisition of operating division, net of cash
      acquired                                                   -      (58,316)
    Change in other investments                                3,148       (166)
                                                            --------   --------
            Cash used by investing activities                 (4,061)   (71,983)

Cash flows from financing activities
    Long term debt                                            62,000     57,000
    Retirements of debt                                      (58,760)    (2,704)
    Capital leases                                             1,027        -
    Capital lease principal payments                            (181)       (86)
    Stock for stock option plans                               1,788      2,171
    Stock for 401(k) employee plans                              632        687
    Purchase of La-Z-Boy stock                               (12,008)    (6,142)
    Payment of cash dividends                                 (4,906)    (4,185)
                                                            --------   --------
            Cash provided/(used) by financing activities     (10,408)    46,741

Effect of exchange rate changes on cash                         (108)      (288)

                                                            --------   --------
Net change in cash and equivalents                             3,672     14,554

Cash and equivalents at beginning of period                   14,353     33,550

                                                            --------   --------
Cash and equivalents at end of period                        $18,025    $48,104
                                                            ========   ========

Cash paid during period      -Income taxes                    $6,448     $2,289
                             -Interest                        $2,257       $486





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The financial information included in these financial statements, other than the consolidated balance sheet as of April 29, 2000, has been prepared by management without audit by independent certified public accountants. The interim financial information as of and for the interim periods ended July 29, 2000 and July 24, 1999 have been prepared on a basis consistent with, but do not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 29, 2000. The interim financial information includes all adjustments and accruals consisting only of normal recurring adjustments which are, in our opinion, necessary for a fair presentation of results for the respective interim period.

2.   Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 28, 2001.

3.   Recent Acquisitions
     On January 29, 2000, we acquired LADD Furniture, Inc., then a publicly traded furniture manufacturer, in a stock-for-stock merger, at which time LADD became a wholly owned subsidiary of the Company. The holders of LADD stock received approximately 9.2 million shares of La-Z-Boy common stock in consideration for their LADD shares. In addition, LADD employee stock options then outstanding were replaced by about 1 million La-Z-Boy stock options. Total consideration, including acquisition costs, was about $190 million. Annual sales for LADD's 1999 calendar year were over $600 million. Additional information about the LADD acquisition is contained in the Form S-4 registration statement that we filed with the SEC to register the stock issued to LADD shareholders as merger consideration.

     On December 28, 1999, we acquired all of the outstanding equity securities of the business now comprising Alexvale Furniture, Inc., a manufacturer of medium-priced upholstered furniture, for a combination of cash and La-Z-Boy common stock totaling about $17 million. Alexvale's calendar year 1999 sales were about $60 million.

     We acquired Bauhaus USA, Inc., a manufacturer of upholstered furniture primarily marketed to department stores, on June 1, 1999 for approximately $59 million in cash. Bauhaus' annual calendar year 1999 sales were in excess of $100 million.

     The above acquisitions have been accounted for as purchases. The operations of the above companies were included in our financial statements following the acquisition dates.

     The following unaudited pro forma financial information presents combined results of operations of the above companies with us as if the acquisitions had occurred as of the beginning of fiscal 2000. The pro forma financial information gives effect to certain adjustments resulting from the acquisitions and related financing. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the separate operations of each company constituted a single entity during the periods presented.
                                            (Unaudited)
                                        First Quarter Ended
                                       -----------------------
                                        Actual       Pro forma
        (Amounts in thousands,         July 29,       July 24,
         except per share data)          2000           1999
        -----------------------        --------      ---------
        Net sales                      $498,282       $490,104
        Net income                      $13,003        $17,130
        Earnings per share                $0.21          $0.27


4.   Earnings per Share
     Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.

                                                  (Unaudited)
                                              First Quarter Ended
                                             ---------------------
                                             July 29,     July 24,
        (Amounts in thousands)                 2000         1999
        ----------------------               --------     --------
        Weighted  average common
          shares outstanding (basic)           61,077       52,286
        Effect of options                         203          341
                                             --------     --------
        Weighted average common
          shares outstanding (diluted)         61,280       52,627
                                             ========     ========




5.   Segment Information
     Our reportable operating segments are Residential upholstery, Residential casegoods, and Contract. Financial results of our operating segments are as follows:

                                              (Unaudited)
                                          First Quarter Ended
                                         ---------------------
                                         July 29,     July 24,
     (Amounts in thousands)                2000         1999
     ----------------------              --------     --------
     Net sales
       Residential upholstery            $311,699     $255,088
       Residential casegoods              134,928       50,253
       Contract                            51,655       16,318
                                         --------     --------
         Consolidated                    $498,282     $321,659
                                         ========     ========

     Operating profit
       Residential upholstery             $20,968      $18,592
       Residential casegoods                6,524        5,094
       Contract                             2,997           63
       Unallocated corporate
          costs & other                    (5,909)      (2,092)
                                         --------     --------
     Consolidated                         $24,580      $21,657
                                         ========     ========





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in this item. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in this item regarding:

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

You should understand that many important factors, including future economic and industry conditions (for example, changes in interest rates, changes in demographics and consumer preferences, e-commerce developments, and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions, changes in operating conditions or costs, and changes in regulatory environment), and factors relating to recent or future acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in forward-looking statements.


LADD Effects

As a result of the LADD acquisition, most of our assets, liabilities and results of operations for our first, second and third quarters of this fiscal year will differ substantially from those in comparable prior periods.




Results of Operations

First Quarter Ended July 29, 2000 Compared to First Quarter Ended July 24, 1999

See page 4 for the consolidated statement of income with analysis of percentages and calculations. In addition, see page 7 for pro forma analysis and notes.

                                                     (Unaudited)
                                                  Segment Analysis
                                                 First Quarter Ended
                           ---------------------------------------------------------------
                                    Net Sales                        Operating Profit
                           ---------------------------         ---------------------------
                            FY01                                FY01
                            Over      Percent of Total          Over      Percent of Sales
                           (Under)    ----------------        (Under)     ----------------
                            FY00        FY01     FY00           FY00       FY01      FY00
                           -------    -------   ------         ------     ------    ------
Residential upholstery         22%        63%      79%            13%       6.7%      7.3%
Residential casegoods         169%        27%      16%            28%       4.8%     10.1%
Contract                      217%        10%       5%           N/M        5.8%      0.4%
Unallocated corporate
   costs & eliminations       N/A        N/A      N/A           (183%)     (1.2%)    (0.7%)
                           -------    -------   ------         ------     ------    ------
      Consolidated             55%       100%     100%            13%       4.9%      6.7%
                           =======    =======   ======         ======     ======    ======


First quarter sales were up 55% over the prior year's first quarter. However, sales were up just 2% compared to last year's pro forma sales. Therefore, the sales growth in all three of our operating segments and on a consolidated basis that is shown in the table above in each case was due primarily to acquisitions.

Gross profit as a percent of sales decreased to 23.2% from 25.1% in last year's first quarter. The primary reason for the drop was higher factory costs, primarily labor and overhead, which were not absorbed as anticipated due to the small 2% pro forma sales increase. During this period of time we did not lay off employees since they will be needed for the expected cyclical second, third and fourth quarters' higher sales. It is very difficult to hire and train skilled factory furniture employees in the short run; especially given today's low unemployment environment we are facing at most of our locations. A secondary reason for the drop in gross margin was relatively lower gross margins of some companies acquired during fiscal 2000.

Operating profit as a percent of sales decreased to 4.9% from 6.7% in last year's first quarter which was a record first quarter. As we mentioned in our 2000 annual report, we expected our recent acquisitions would cause a consolidated decline in margin this year, and we experienced some of this effect during the first quarter. However, acquisitions were only a minor cause of the margin drop this quarter. Residential upholstery's operating margin decreased to 6.7% from 7.3%, primarily due to the items mentioned in the above gross profit paragraph. We were able to slightly reduce our selling, general and administrative costs in the Residential upholstery segment to adjust for the lower than expected sales volume. Residential casegoods' operating margin decreased to 4.8% from 10.1%, primarily because one division had a higher than normal profitability last year compared to a lower than normal quarter this year. The casegoods segment was much smaller last year, which means that these types of individual division effects are amplified when compared to the current year where we have many more casegoods operating divisions due to our fiscal 2000 acquisitions. A secondary reason for the Residential casegoods operating margin decline was the effect of these acquisitions. Contract operating margin improved to 5.8% of sales from 0.4% last year due to acquiring LADD's American of Martinsville division, which was more profitable than our Contract operations of last year.

Interest expense as a percent of sales increased to 0.9% from 0.4% last year due to an increased debt load as a result of the financing obtained in connection with the acquisition of LADD.



Liquidity and Capital Resources

See pages 3 through 5 for our Consolidated Balance Sheet, Consolidated Statement of Income, and Consolidated Statement of Cash Flows with analysis and calculations.

Cash flows from operations amounted to $18 million in the first three months of fiscal year 2001 compared to $40 million in the prior year. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $24 million during the three month period, which was about the same as in the first three months of fiscal 2000. Cash and cash equivalents decreased by $30 million.

Our financial strength is reflected in two commonly used ratios, the current ratio (current assets divided by current liabilities) and the debt-to-capital ratio (total debt divided by shareholders' equity plus total debt plus net deferred taxes). Total debt is defined as current portion of long-term debt plus current portion of capital leases plus long-term debt plus capital leases. Our current ratio was 3.3 to 1 at July 29, 2000, 2.9 to 1 at the end of fiscal 2000 and 3.4 to 1 at the end of last year's first quarter. At July 29, 2000, the debt to capital ratio was 26.8%, compared to 26.5% at the end of fiscal 2000 and 23.3% at the end of last year's first quarter.

As of July 29, 2000, we had a line of credit availability of approximately $176 million under several credit agreements. On May 12, 2000, a new $300 million unsecured revolving credit facility was entered into with a group of banks with a performance based interest rate grid with pricing between LIBOR plus .475% to LIBOR plus .80% based on our consolidated debt to capital ratio and utilization under the agreement. The current pricing under the facility is LIBOR plus .550%. This facility was used to retire the company's unsecured $150 million bridge loan facility, which had been put in place to finance the acquisition of LADD, and to also retire the company's $75 million unsecured revolving line of credit.

Capital expenditures during the three months ended July 29, 2000 were about $7 million.

As of July 29, 2000, approximately 2 million of the 12 million La-Z-Boy shares authorized for purchase on the open market were still available for purchase by the Company.



Outlook

Our pro forma sales growth is moderating. We believe the North American furniture industry as a whole is slowing in growth due to macroeconomic factors and that this slower pro forma growth will likely continue into our second quarter.

As we mentioned in our 2000 annual report, we expect our operating profit margin for the next two quarters to be lower than in the comparable quarters last year due to our fiscal 2000 acquisitions. Even though LADD, our largest acquisition, has improved its margins measurably over the last five years from an operating loss condition, and we expect that 2001 will be better than 2000, LADD margins are lower than the average margins that we have historically achieved.

We expect interest expense to remain substantially higher than in fiscal 2000 through the end of our third quarter.

We expect capital expenditures of approximately $45 million during fiscal 2001 down from the $55 million we estimated at May 31, 2000. This compares to $38 million in 2000. The large increase is primarily due to acquisitions. We have a commitment to purchase about $5 million of equipment by the end of fiscal 2002.

We expect to continue to be in the open market purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends during fiscal year 2001 from cash generated by operations and borrowings under available lines of credit.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No information is presented in response to this item because we have no material market risk relating to derivative financial instruments, derivative commodity instruments, or other financial instruments.




                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on July 31, 2000. The shareholders elected three directors for three-year terms expiring in 2003.


                                 Shares Voted    Percent Shares      Shares
                                   In Favor         In Favor        Withheld
Election of Directors:            ----------        --------       ---------
Patrick H. Norton                 53,931,718           97%         1,810,589
Fredrick H. Jackson               53,958,681           97%         1,783,626
Helen O. Petrauskas               54,064,106           97%         1,678,198




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (27)   Financial Data Schedule (EDGAR only)

(b)      Reports on Form 8-K

         A Form 8-K containing a press release about our expected first quarter financial results filed with the SEC on July 7, 2000.

         A Form 8-K concerning our fiscal year end financial results filed with the SEC on May 31, 2000.








                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 LA-Z-BOY INCORPORATED
                                                    (Registrant)


Date   August 9, 2000                            /s/James J. Korsnack
                                                 ------------------------
                                                 James J. Korsnack
                                                 Chief Accounting Officer