Form 10-Q
period 2000-10-28
LA-Z-BOY INC
filed 2000-11-09
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        FOR QUARTER ENDED October 28, 2000 COMMISSION FILE NUMBER 1-9656
                          ----------------                        ------

                              LA-Z-BOY INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               MICHIGAN                                  38-0751137
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

1284 North Telegraph Road, Monroe, Michigan          48162-3390
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (734) 241-4414
                                                   --------------

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

             Yes        X                                No
                  --------------                            ----------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

               Class                           Outstanding at October 28, 2000
------------------------------                 -------------------------------
Common Shares, $1.00 par value                             60,226,683

                              LA-Z-BOY INCORPORATED
                      FORM 10-Q SECOND QUARTER OF FISCAL 2001

                                TABLE OF CONTENTS
                                                                         Page
                                                                       Number(s)
PART I   Financial Information
         Item 1. Financial Statements
            Consolidated Balance Sheet.....................................3
            Consolidated Statement of Income...............................4
            Consolidated Statement of Cash Flows...........................5
            Notes to Consolidated Financial Statements
              Basis of Presentation........................................6
              Interim Results..............................................6
              Recent Acquisitions..........................................6-7
              Other Income.................................................7
              Earnings per Share...........................................7
              Segment Information..........................................8

   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations
        Cautionary Statement Concerning Forward-Looking Statements.........8-9
        LADD Effects.......................................................9
        Results of Operation...............................................9-12
        Liquidity and Capital Resources....................................12-13
        Outlook............................................................13

   Item 3. Quantitative & Qualitative Disclosures About Market Risk........14



PART II   Other Information
         Item 6. Exhibits and Reports on Form 8-K..........................15

 Signature Page............................................................15


                                                 PART I FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS

                                                LA-Z-BOY INCORPORATED
                                             CONSOLIDATED BALANCE SHEET
                                      (Amounts in thousands, except par value)

                                      Unaudited
                              ---------------------            Increase
                                                              (Decrease)
                                                        ------------------       Audited
                                 Oct. 28,     Oct. 23,                               Apr. 29,
                                   2000       1999       Dollars    Percent         2000
                                ----------   --------    --------     -----       ----------
Current assets
    Cash & equivalents              $16,741    $12,769      $3,972       31%          $14,353
    Receivables                     402,603    281,651     120,952       43%          394,453

    Inventories
        Raw materials               100,948     56,139      44,809       80%           91,018
        Work-in-process              67,934     43,354      24,580       57%           63,635
        Finished goods              114,199     43,388      70,811      163%           98,623

                                 ----------   --------    --------     -----       ----------
        FIFO inventories            283,081    142,881     140,200       98%          253,276
        Excess of FIFO over LIFO     (7,703)   (23,303)     15,600       67%           (7,473)
                                 ----------   --------    --------     -----       ----------
           Total inventories        275,378    119,578     155,800      130%          245,803

    Deferred income taxes            18,769     22,660      (3,891)     -17%           22,374
    Other current assets             14,059     11,510       2,549       22%           15,386
                                 ----------   --------    --------     -----       ----------
        Total current assets        727,550    448,168     279,382       62%          692,369

Property, plant & equipment, net    226,922    143,006      83,916       59%          227,883

Goodwill                            116,224     89,271      26,953       30%          116,668

Trade names                         134,825          -     134,825       N/M          135,340

Other long-term assets               44,881     39,719       5,162       13%           46,037

                                 ----------   --------    --------     -----       ----------
            Total assets         $1,250,402   $720,164    $530,238       74%       $1,218,297
                                 ==========   ========    ========     =====       ==========




Current liabilities
  Current portion - long-term debt   $1,622      $1,585         $37        2%          $13,119
    Current portion - capital leases    457         844        (387)     -46%              457
    Accounts payable                108,305      59,506      48,799       82%           90,392
    Payroll/other compensation       67,139      44,641      22,498       50%           74,724
    Income taxes                      4,153       5,818      (1,665)     -29%            5,002
    Other current liabilities        51,282      29,393      21,889       74%           53,312
                                  ---------    --------    --------     -----       ----------
     Total current liabilities      232,958     141,787      91,171       64%          237,006

Long-term debt                      255,818     119,594     136,224      114%          233,938
                                          -
Capital leases                        2,868       1,485       1,383       93%            2,156
                                                                                        -
Deferred income taxes                52,493       4,995      47,498      951%           50,280

Other long-term liabilities          29,860      14,554      15,306      105%           31,825

Commitments & contingencies

Shareholders' equity
    Common shares, $1 par           60,227      52,143       8,084       16%           61,328
    Capital in excess of par       211,035      32,543     178,492      548%          211,450
    Retained earnings              408,221     354,795      53,426       15%          392,458
    Currency translation            (3,078)     (1,732)     (1,346)     -78%           (2,144)

                                ----------    --------    --------     -----       ----------

    Total shareholders' equity     676,405     437,749     238,656       55%          663,092
                                ----------    --------    --------     -----       ----------
 Total liabilities and
     shareholders' equity       $1,250,402    $720,164    $530,238       74%       $1,218,297
                                ==========     =======     =======    =====         =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                        LA-Z-BOY INCORPORATED
                  CONSOLIDATED STATEMENT OF INCOME
           (Amounts in thousands, except per share data)


                                             (UNAUDITED)
                                         SECOND QUARTER ENDED
                       --------------------------------------------------------
                                                              Percent of Sales
                         Oct. 28,     Oct. 23,      % Over   ------------------
                          2000         1999         (Under)    2000     1999
                       ------------ ------------   ------------------- --------

Sales                     $571,208     $387,736       47%      100.0%   100.0%
Cost of sales              429,230      286,520       50%       75.1%    73.9%
                       ------------ ------------   -------   --------- --------
     Gross profit          141,978      101,216       40%       24.9%    26.1%

S, G & A                    97,142       62,920       54%       17.1%    16.2%

                       ------------ ------------   -------   --------- --------
     Operating profit       44,836       38,296       17%        7.8%     9.9%

Interest expense             4,497        1,866      141%        0.8%     0.5%
Interest income                329          610      -46%        0.1%     0.2%
Other income                 5,860          927      532%        1.0%     0.2%

                       ------------ ------------   -------   --------- --------
     Pretax income          46,528       37,967       23%        8.1%     9.8%

Income tax expense          17,612       14,697       20%       37.9% *  38.7%

                       ------------ ------------   -------   --------- --------

     Net income            $28,916      $23,270       24%        5.1%     6.0%
                       ============ ============   =======   ========= ========

  Basic EPS                  $0.48        $0.44        9%

  Diluted average shares    60,684       52,625       15%

  Diluted EPS                $0.48        $0.44        9%

  Dividends paid per share   $0.09        $0.08       13%



                                            (UNAUDITED)
                                          SIX MONTHS ENDED
                       --------------------------------------------------------
                        Oct. 28,     Oct. 23,      % Over    Percent of Sales
                                                             ------------------
                          2000         1999         (Under)    2000     1999
                       ------------ ------------   ------------------- --------

Sales                   $1,069,490     $709,395       51%      100.0%   100.0%
Cost of sales              811,676      527,546       54%       75.9%    74.4%
                       ------------ ------------   -------   --------- --------
     Gross profit          257,814      181,849       42%       24.1%    25.6%

S, G & A                   188,398      121,896       55%       17.6%    17.1%

                       ------------ ------------   -------   --------- --------
     Operating profit       69,416       59,953       16%        6.5%     8.5%

Interest expense             8,849        3,305      168%        0.8%     0.5%
Interest income                782        1,206      -35%        0.0%     0.2%
Other income                 6,476        1,708      279%        0.6%     0.2%

                       ------------ ------------   -------   --------- --------
     Pretax income          67,825       59,562       14%        6.3%     8.4%

Income tax expense          25,906       22,999       13%       38.2% *  38.6%

                       ------------ ------------   -------   --------- --------
     Net income            $41,919      $36,563       15%        3.9%     5.2%
                       ============ ============   =======   ========= ========


  Basic EPS                  $0.69        $0.70       -1%

  Diluted average shares**  60,957       52,610       16%

  Diluted EPS                $0.69        $0.69        0%


  Dividends per share        $0.17        $0.16        6%


*      As a percent of pretax income, not sales.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                     LA-Z-BOY INCORPORATED
              CONSOLIDATED STATEMENT OF CASH FLOWS
                     (Amounts in thousands)

                                                      (Unaudited)               (Unaudited)
                                                      Second Quarter Ended         Six Months Ended
                                                      ----------------------    -----------------------
                                                       Oct. 28,   Oct. 23,       Oct. 28,     Oct. 23,
                                                         2000       1999            2000        1999
                                                      ----------- ----------    -----------     -------

Cash flows from operating activities
  Net income                                             $28,916    $23,270         $41,919     $36,563

  Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation and amortization                        11,473      6,348          22,038      12,128
     Change in receivables                               (52,267)   (57,931)         (6,651)     (7,931)
     Change in inventories                                (9,407)    (6,365)        (29,575)    (17,979)
     Change in other assets and liabilities               29,448     17,657          (4,725)        261
     Proceeds from insurance recovery                      5,116          -           5,116           -
     Change in deferred taxes                              2,412     (2,575)          5,818      (2,554)

                                                         -------    -------         -------     -------
         Total adjustments                               (13,225)   (42,866)         (7,979)    (16,075)

                                                         -------    -------         -------     -------
          Cash provided by operating activities           15,691    (19,596)         33,940      20,488

Cash flows from investing activities
  Proceeds from disposals of assets                          253        483             439         550
  Capital expenditures                                    (9,678)    (8,384)        (17,073)    (21,952)
  Acquisition of operating division, net of cash
    acquired                                                   -       (365)              -     (58,681)
  Change in other investments                               (818)    (2,147)          2,330      (2,313)

                                                         -------    -------         -------     -------
          Cash used by investing activities              (10,243)   (10,413)        (14,304)    (82,396)

Cash flows from financing activities
  Long term debt                                          15,000          -          77,000      57,000
  Retirements of debt                                     (7,857)      (102)        (66,617)     (2,806)
  Capital leases                                             135        935           1,162         935
  Capital lease principal payments                          (269)      (116)           (450)       (202)
  Stock for stock option plans                             2,925      2,012           4,713       4,183
  Stock for 401(k) employee plans                            570        512           1,202       1,199
  Purchase of La-Z-Boy stock                             (11,241)    (4,804)        (23,249)    (10,946)
  Payment of cash dividends                               (5,432)    (4,189)        (10,338)     (8,374)

                                                         -------    -------         -------     -------
          Cash provided/(used) by financing activities    (6,169)    (5,752)        (16,577)     40,989

Effect of exchange rate changes on cash                     (563)       426            (671)        138

                                                         -------    -------         -------     -------
Net change in cash and equivalents                        (1,284)   (35,335)          2,388     (20,781)

Cash and equivalents at beginning of period               18,025     48,104          14,353      33,550

                                                         -------    -------         -------     -------
Cash and equivalents at end of period                    $16,741    $12,769         $16,741     $12,769
                                                         =======    =======         =======     =======

Cash paid during period   -Income taxes                  $18,278    $21,018         $24,726     $23,307
                          -Interest                       $3,992     $2,180          $6,249      $2,666





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The financial information included in these financial statements has been prepared by management. The consolidated balance sheet as of April 29, 2000, has been audited by our independent certified public accountants. The interim financial information as of and for the interim periods ended October 28, 2000 and October 23, 1999 have been prepared on a basis consistent with, but do not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 29, 2000. The interim financial information includes all adjustments and accruals consisting only of normal recurring adjustments which are, in our opinion, necessary for a fair presentation of results for the respective interim period.


2.   Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 28, 2001.


3.   Recent Acquisitions
     On January 29, 2000, we acquired LADD Furniture, Inc., then a publicly traded furniture manufacturer, in a stock-for-stock merger, at which time LADD became our wholly owned subsidiary. The holders of LADD stock received approximately 9.2 million shares of La-Z-Boy common stock in consideration for their LADD shares. In addition, LADD employee stock options then outstanding were replaced with about 1 million La-Z-Boy stock options. Total consideration, including acquisition costs, was about $190 million. Annual sales for LADD's 1999 calendar year were over $600 million. Additional information about the LADD acquisition is contained in the form S-4 registration statement that we filed with the SEC to register the stock to be issued to LADD shareholders as merger consideration.

     On December 28, 1999, we acquired all of the outstanding equity securities of the businesses now comprising Alexvale Furniture, Inc., a manufacturer of medium-priced upholstered furniture, for a combination of cash and La-Z-Boy common stock totaling about $17 million. Alexvale's calendar year 1999 sales were about $60 million.

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

     The following unaudited pro forma financial information presents combined results of operations of the above companies as if the acquisitions had occurred as of the beginning of fiscal 2000. The pro forma financial information gives effect to certain adjustments resulting from the acquisitions and related financing. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the separate operations of each company constituted a single entity during the periods presented.

                                    (Unaudited)              (Unaudited)
                                Second Quarter Ended       Six Months Ended
                              ----------------------  --------------------------
                              Actual       Pro forma    Actual         Pro forma
(Amounts in thousands,        Oct. 28,     Oct. 23,     Oct. 28,        Oct. 23,
except per share data)         2000          1999         2000             1999
----------------------
                              ----------- ----------  ------------   -----------
Sales                            $571,208   $565,030    $1,069,490    $1,055,134
Net income                        $28,916    $28,190       $41,919       $45,320
Diluted earnings per share          $0.48      $0.45         $0.69         $0.72


4.   Other Income:  Insurance Recovery
     Other income in the six months and the second quarter included $4.9 million resulting from a business interruption insurance recovery associated with hurricane Floyd.


5.   Earnings per Share
     Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.
                                   (Unaudited)               (Unaudited)
                               Second Quarter Ended        Six Months Ended
                              ----------------------   ----------------------
                                 Oct. 28,  Oct. 23,     Oct. 28,    Oct. 23,
(Amounts in thousands)            2000       1999         2000        1999
----------------------        ----------  ----------   ----------  ----------
Weighted  average common
 shares outstanding (basic)       60,527      52,324       60,802      52,305
Effect of options                    157         301          155         305
                              ----------  ----------   ----------  ----------
Weighted average common
 shares outstanding (diluted)     60,684      52,625       60,957      52,610
                              ==========  ==========   ==========  ==========

6.   Segment Information
     Our reportable operating segments are Residential upholstery, Residential casegoods, and Contract. Financial results of our operating segments are as follows:


                                     (Unaudited)               (Unaudited)
                                 Second Quarter Ended        Six Months Ended
                                 --------------------     ----------------------

(Amounts in thousands)           Oct. 28,    Oct. 23,       Oct. 28,    Oct. 23,
----------------------             2000        1999           2000        1999
                                 --------    --------     ----------    --------
Sales
   Residential upholstery        $373,139    $314,186       $684,838    $569,274
   Residential casegoods          146,007      53,810        280,935     104,063
   Contract                        52,062      19,740        103,717      36,058
                                 --------    --------     ----------    --------
      Consolidated               $571,208    $387,736     $1,069,490    $709,395
                                 ========    ========     ==========    ========

Operating profit
   Residential upholstery         $37,320     $34,483        $58,288     $53,075
   Residential casegoods           10,213       4,533         16,737       9,627
   Contract                         2,286         840          5,283         903
   Unallocated corporate
       costs & other              (4,983)     (1,560)       (10,892)     (3,652)
                                 --------    --------     ----------    --------

      Consolidated                $44,836     $38,296        $69,416     $59,953
                                 ========    ========     ==========    ========





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

Many important factors, including future economic and industry conditions (for example, changes in interest rates, changes in demographics and consumer preferences, e-commerce developments, oil price changes and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions, changes in operating conditions or costs, and changes in regulatory environment), and factors relating to recent or future acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.



LADD Effects
As a result of the LADD acquisition, most of our assets, liabilities and results of operations for our first and second quarters differed substantially from those in comparable prior periods and we expect our third quarter will also differ substantially from the prior year's third quarter.




Results of Operations
Second Quarter Ended Oct.28, 2000 Compared to Second Quarter Ended Oct. 23, 1999

See page 4 for the consolidated statement of income with analysis of percentages and calculations. In addition, see page 7 for pro forma analysis and comments.

                                                 (Unaudited)
                                              Segment Analysis
                                            Second Quarter Ended
                          ------------------------------------------------------
                                 Sales                      Operating Profit
                          ----------------       -------------------------------
                                 FY01 Over/
                               (Under) FY00          FY01     Percent of Sales
                          ----------------           Over    ------------------
                                        Pro         (Under)
                            Actual     forma         FY00      FY01     FY00
                          ---------   -------      -------   ------   -------
Residential upholstery          19%        3%           8%    10.0%     11.0%
Residential casegoods          171%        1%         125%     7.0%      8.4%
Contract                       164%       (9%)        172%     4.4%      4.3%
Unallocated corp.
  costs & eliminations          N/A       N/A         219%      N/A       N/A
                          ---------   -------      -------   ------   -------
   Consolidated                 47%        1%         17%      7.8%      9.9%
                          =========   =======      =======   ======   =======

Second quarter sales were up 47% over the prior year's second quarter almost entirely due to acquisitions. Pro forma sales were up 1% as per the table above. The 1% pro forma sales growth is primarily due to weakening furniture industry demand and impacts of retailer financial difficulties; in particular, the recent Heilig-Meyers bankruptcy. Our residential casegoods segment sales were impacted more than our residential upholstery or contract segments due to the Heilig-Meyers bankruptcy filing. In general, our higher end product lines and divisions were impacted less by the sales slowdown than our lower end lines and divisions.

The decrease in pro forma contract sales has followed robust growth over the last few years. The assisted-living market is the primary area of decline with some weakness in office seating market as well as the hospitality market due to timing issues. In 1999, seven of the top ten skilled nursing providers filed for some level of bankruptcy protection. The assisted-living sector of the economy suffered from high labor costs, patient liability claims and reduced federal funding for facility care. The hospitality sector was impacted by declining business and vacation travel related to higher fuel costs. In the hospitality market growth slowed in the room supply business, reduced commitment to refurbishings and increased competition from smaller regional competitors.

Gross profit as a percent of sales decreased to 24.9% from 26.1% in last year's second quarter. The primary reason for the drop was lower gross margins of companies acquired during fiscal 2000. Factory cost increases were below the small 1% pro forma sales increase primarily due to the absence of costs associated with major plant floor layout changes, laying off some employees and adjusting overhead and labor costs to lower demand.

Selling, General & Administrative (S,G & A) as a percent of sales has increased from 16.2% to 17.1%. Many costs that were deferred in the first quarter were incurred in the second quarter on top of expenses that had been budgeted for that period. The primary areas that increased compared to last year were sales expenses, information technology expenses, and research and development expenses.

Operating profit as a percent of sales decreased to 7.8% from 9.9% in last year's second quarter. In general, sales volumes being below plan, and at some operating divisions below last year, caused a significant portion of the drop in margins. Residential upholstery's operating margin decreased compared to the prior year from 11.0% to 10.0% primarily due to the items mentioned in the above gross profit and S, G & A paragraphs. Residential casegoods' operating margin decreased from 8.4% to 7.0% due primarily to unusually favorable impacts in one division last year. The casegoods segment was much smaller last year and these types of individual division effects were magnified compared to the current year where we have many more casegoods operating divisions due to acquisitions. Contract operating margin improved slightly from 4.3% of sales last year to 4.4% this year. Although the acquisition of LADD's American of Martinsville division added a division to this segment which has been historically more profitable than our other contract operations, American of Martinsville were impacted by most of the items mentioned above in connection with contract sales section.

Interest expense as a percent of sales increased from 0.5% last year to 0.8% due to increased debt as a result of the financing obtained in connection with the acquisition of LADD. In addition, we had higher interest rates compared to last year.

Other income increased $4.9 million primarily due to a business interruption insurance recovery. This one time cash recovery was primarily related to the effects on future earnings of hurricane Floyd that occurred in September 1999. Some of the earnings effects were attributable to the second quarter. This recovery was net of a $0.2 million receivable. A total of $5.1 was recognized as an increase in cash flows from operating activities on the enclosed Consolidated Statement of Cash Flows.

Diluted net income per share increased from $0.44 to $0.48. About $0.05 of the increase was due to the one time business interruption insurance recovery.




Six Months Ended Oct. 28, 2000 Compared to Six Months Ended Oct. 23, 1999

See page 4 for the consolidated statement of income with analysis of percentages and calculations. In addition, see page 7 for pro forma analysis and comments.


                                             (Unaudited)
                                          Segment Analysis
                                          Six Months Ended
                          -----------------------------------------------------
                                 Sales                       Operating Profit
                          -------------------    ------------------------------
                             FY01  Over/           FY01
                           (Under) FY00            Over       Percent of Sales
                          -------------------                ------------------
                           Actual     Pro        (Under)       FY01      FY00
                                       forma       FY00
                          ----------  -------    ----------  ---------  -------
 Residential upholstery         20%        2%          10%       8.5%      9.3%
 Residential casegoods         170%        3%          74%       6.0%      9.3%
 Contract                      188%      (6%)         485%       5.1%      2.5%
 Unallocated corp.
    costs & eliminations.       N/A       N/A       (198)%        N/A       N/A
                          ----------  -------    ----------  ---------  -------
       Consolidated             51%        1%          16%       6.5%      8.5%
                          ==========  =======    ==========  =========  =======


Six months ended October sales were up 51% over the prior year's second quarter. However, sales were up just 1% compared to last year's pro forma sales. This 51% sales growth on a consolidated basis that is shown in the table above was primarily due to acquisitions The 6% decrease in pro forma contract sales follows a robust growth period over the last few years. Contract sales were weak in the assisted-care, hospitality and office furniture segments.

Gross profit as a percent of sales for the six months ended October decreased from 25.6% to 24.1% in last year's six months ended October 23, 1999. Major impacts on this lower profit margin were acquisitions with lower margins than those divisions that made up the company last year. Also, higher factory and labor costs in many divisions contributed to this decrease.

S, G & A for the six months ended October were 17.6% of sales as compared to 17.1% last year with the most marked increases in sales department and research and development expenses. The sales department increases are consistent with trends since the acquisition of LADD which has some divisions with higher expenses as a percent of sales than other divisions. The increase in research and development is primarily in the residential upholstery segment. Higher research and development expenditures were planned and represent targeted efforts to improve both existing products and new products.

Operating profit was down from 8.5% last year to 6.5% for the six months ended October 28, 2000 due to many of the items discussed above. The decrease was apparent in both the residential upholstery and residential casegoods segments shown above. The contract segment, however, showed an improvement in operating profit going from 2.5% to 5.1%, primarily because of the acquisition of LADD's American of Martinsville division, which has a higher profit margin than our other division in this segment.

Other income increased $4.9 million primarily due to a second quarter business interruption insurance recovery.

Interest expense was up 168% in total or as a percent of sales from 0.5% to 0.8%. This increase was due to increased debt associated with the 2000 acquisitions. In addition, interest rates were higher than last year.




Liquidity and Capital Resources

See pages 3 through 5 for our Consolidated Balance Sheet, Consolidated Statement of Income, and Consolidated Statement of Cash Flows with analysis and calculations.

Cash flows from operations amounted to $34 million in the first six months of fiscal year 2001 compared to $20 million in the prior year. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $51 million during the six month period, which was about the same as in the first six months of fiscal 2000. Cash and cash equivalents increased by $2 million during the six month period.

Our financial strength is reflected in three commonly used calculations. Our current ratio (current assets divided by current liabilities) was 3.1 at October 28, 2000, 2.9 at April 29, 2000 and 3.2 at October 23, 1999. Our total debt-to-capitalization percentage (total debt divided by shareholders' equity plus total debt plus net deferred taxes) was 26.8% at October 28, 2000, 26.5% at April 29, 2000, and 22.7% at October 23, 1999. Our interest coverage ratio (the rolling twelve months net income plus income tax expense plus interest expense divided by interest expense) was 7.5 at October 28, 2000, 10.4 at April 29, 2000 and 12.7 at October 23, 1999.

As of October 28, 2000, we had line of credit availability of approximately $173 million under several credit agreements. On May 12, 2000, we entered into a $300 million unsecured revolving credit facility with a group of banks using a performance based interest rate grid with pricing ranging from LIBOR plus .475% to LIBOR plus .800%. The current pricing under the facility is LIBOR plus .550%. This facility was used to retire our unsecured $150 million bridge loan facility, which had been put in place to finance the acquisition of LADD, and to also retire our $75 million unsecured revolving line of credit.

Capital expenditures were $10 million during the three months ended October 28, 2000 and $17 million for the six months comparable to last year's $8 million for the quarter and $22 million for the six months.

As of October 28, 2000, approximately 1.2 million of the 12 million La-Z-Boy shares authorized for purchase on the open market were still available for purchase by us.



Outlook
Our pro forma sales growth has declined from about 3% in the fourth quarter ended April to 2% in the first quarter ended July and to 1% in this second quarter ended October. (Comparisons are to the prior year's comparable quarter.) We expect our next quarter's pro forma sales to be flat or slightly down from the prior year. We expect the assisted-living sector of our contract segment to remain stagnant over the next year with a strong rebound to begin thereafter. There are some encouraging signs of future increases to sales growth rates; especially in our middle and upper end residential product lines; however, we are conservatively planning for a continuation of slow growth or even a small decrease in sales in the near term. Most of our sales are in the middle to upper middle price points but those market categories are expected to also continue to have slow growth. We believe the furniture industry as a whole is continuing to slow in growth due to macroeconomic factors, in particular due to the effects of higher energy prices.

Certain types of expenses are expected to continue into next quarter to increase at rates greater than selling price increases. These include health care, lumber, leather and some purchased parts costs. Last year in our third and fourth quarters we had high expenses associated with improving plant floor layouts. Those one-time large plant floor improvement expenses are over, which should help offset the anticipated increased expenses mentioned above.

As we mentioned in our 2000 annual report, we expect our operating profit margin for next quarter to be lower than in the comparable third quarter of last year primarily due to 2000 acquisitions. LADD, our largest acquisition, improved its margin measurably over the five years prior to acquisition from an operating loss condition. Since acquisition, similar to La-Z-Boy as a whole, LADD's margins have slightly declined. LADD's margins are lower than the average margins that we have historically achieved.

Interest expense is expected to remain substantially higher than in fiscal 2000 through the end of our third quarter.

Other income is not expected to have a reoccurrence of a large insurance recovery similar to the second quarter.

We believe that our diluted net income per share for the fiscal year ending April 2001 will most likely approximate fiscal 2000's $1.60.

We expect capital expenditures of approximately $40 million during fiscal 2001, down from the $45 million we estimated at July 29, 2000. This compares to $38 million in 2000. We have a commitment to purchase about $7 million of equipment by the end of fiscal 2002.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in its stock price and other factors present appropriate opportunities.

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







                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)......Exhibits
(11).....Statement of Computation of Earnings
                        See note 5 to the financial statements included in this report.

         (27)     Financial Data Schedule (EDGAR only)


(b)      Reports on Form 8-K

         A Form 8-K containing a press release about our expected second quarter financial results filed with the SEC on October 17, 2000.













                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LA-Z-BOY INCORPORATED
                                                       -----------------------
                                                            (Registrant)


Date   November 8, 2000                                /s/ James J. Korsnack
                                                       -----------------------
                                                       James J. Korsnack
                                                       Chief Accounting Officer