Form 10-Q
period 2001-01-27
LA-Z-BOY INC
filed 2001-02-07
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         FOR QUARTER ENDED January 27, 2001 COMMISSION FILE NUMBER 1-9656
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

              Yes        X                                No
                  --------------                            ----------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

            Class                                Outstanding at January 27, 2001
------------------------------                   -------------------------------
Common Shares, $1.00 par value                               60,258,537

                              LA-Z-BOY INCORPORATED
                      FORM 10-Q THIRD QUARTER OF FISCAL 2001
                               TABLE OF CONTENTS
                                                                         Page
                                                                       Number(s)
PART I  Financial Information
        Item 1. Financial Statements
           Consolidated Balance Sheet.......................................3
           Consolidated Statement of Income.................................4
           Consolidated Statement of Cash Flows.............................5
           Notes to Consolidated Financial Statements
             Basis of Presentation..........................................6
             Interim Results................................................6
             Recent Acquisitions............................................6-7
             Other Income...................................................7
             Earnings per Share.............................................7
             Segment Information............................................8

        Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
             Cautionary Statement Concerning Forward-Looking Statements....8-9
             LADD Effects..................................................9
             Results of Operations.........................................9-13
             Liquidity and Capital Resources...............................13-14
             Outlook.......................................................14-15

        Item 3. Quantitative & Qualitative Disclosures About Market Risk...15



PART II  Other Information
         Item 6. Exhibits and Reports on Form 8-K..........................16

 Signature Page............................................................16



                                   PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                LA-Z-BOY INCORPORATED
                                              CONSOLIDATED BALANCE SHEET
                                        (Amounts in thousands, except par value)

                                                         Unaudited
                                           ---------------------------------------
                                                                Increase/(Decrease)   Audited
                                           Jan. 27,   Jan. 22,  ------------------    Apr. 29,
                                             2001       2000    Dollars   Percent      2000
                                           -------    -------   --------  --------  --------
Current assets
  Cash & equivalents                       $20,409    $16,531     $3,878     23%     $14,353
  Receivables                              365,469    268,165     97,304     36%     394,453
  Inventories
    Raw materials                          103,044     58,711     44,333     76%      91,018
    Work-in-process                         67,074     47,181     19,893     42%      63,635
    Finished goods                         111,210     46,298     64,912    140%      98,623
                                           -------    -------    -------    ----    --------
     FIFO inventories                      281,328    152,190    129,138     85%     253,276
     Excess of FIFO over LIFO               (7,838)   (23,405)    15,567     67%     (7,473)
                                           -------    -------    -------    ----    --------
        Total inventories                  273,490    128,785    144,705    112%     245,803

  Deferred income taxes                     20,805     24,062     (3,257)   -14%      22,374
  Other current assets                      11,103     10,176        927      9%      15,386
                                           -------    -------    -------    ----    --------
      Total current assets                 691,276    447,719    243,557     54%     692,369

Property, plant & equip., net              223,562    147,080     76,482     52%     227,883

Goodwill                                   113,486    102,301     11,185     11%     116,668

Trade names                                134,545          -    134,545     N/M     135,340

Other long-term assets                      48,768     43,805      4,963     11%      46,037

                                        ----------   --------   --------    ----  ----------
            Total assets                $1,211,637   $740,905   $470,732     64%  $1,218,297
                                        ==========   ========   ========    ====  ==========



Current liabilities
  Current portion - long-term debt          $1,604     $1,629       ($25)    -2%     $13,119
  Current portion - capital leases             457        844       (387)   -46%         457
  Accounts payable                          90,784     57,893     32,891     57%      90,392
  Payroll/other compensation                55,667     44,261     11,406     26%      74,724
  Income taxes                               1,413      2,136       (723)   -34%       5,002
  Other current liabilities                 47,875     28,201     19,674     70%      53,312
                                        ----------   --------   --------    ----  ----------

        Total current liabilities          197,800    134,964     62,836     47%     237,006

Long-term debt                             240,688    121,264    119,424     98%     233,938

Capital leases                               2,739      1,983        756     38%       2,156

Deferred income taxes                       52,488      5,380     47,108    876%      50,280

Other long-term liabilities                 30,448     16,702     13,746     82%      31,825

Commitments & contingencies

Shareholders' equity
    Common shares, $1 par                   60,259     52,544      7,715     15%      61,328
    Capital in excess of par               211,017     35,099    175,918    501%     211,450
    Retained earnings                      418,706    374,429     44,277     12%     392,458
    Currency translation                    (2,508)    (1,460)    (1,048)   -72%      (2,144)
                                        ----------   --------   --------    ----  ----------

Total shareholders' equity                 687,474    460,612    226,862     49%     663,092

     Total liabilities and              ----------   --------   --------    ----  ----------
         shareholders' equity           $1,211,637   $740,905   $470,732     64%  $1,218,297
                                        ==========   ========   ========    ====  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                             LA-Z-BOY INCORPORATED
                       CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share data)


                                              (UNAUDITED)
                                          THIRD QUARTER ENDED
                       -----------------------------------------------------
                                                           Percent of Sales
                         Jan. 27,    Jan. 22,     % Over   -----------------
                          2001        2000        (Under)     2001     2000
                       ----------- -----------     -----     ------   ------

Sales                     $531,392    $376,872       41%     100.0%   100.0%
Cost of sales              408,386     281,358       45%      76.9%    74.7%
                       ----------- -----------     -----     ------   ------
     Gross profit          123,006      95,514       29%      23.1%    25.3%

S, G & A                    95,787      62,226       54%      18.0%    16.5%
                       ----------- -----------     -----     ------   ------
     Operating profit       27,219      33,288      -18%       5.1%     8.8%

Interest expense             4,821       2,128      127%       0.9%     0.6%
Interest income                502         320       57%       0.1%     0.1%
Other income                 2,623       1,317       99%       0.5%     0.4%
                       ----------- -----------     -----     ------   ------
     Pretax income          25,523      32,797      -22%       4.8%     8.7%

Income tax expense           9,406      11,460      -18%      36.9% *  34.9% *
                       ----------- -----------     -----     ------   ------
     Net income            $16,117     $21,337      -24%       3.0%     5.7%
                       =========== ===========     =====     ======   ======


  Basic EPS                  $0.27       $0.41      -34%

  Diluted average shares    60,399      52,274       16%

  Diluted EPS                $0.27       $0.41      -34%

  Dividends paid per share   $0.09       $0.08       13%



                                             (UNAUDITED)
                                          NINE MONTHS ENDED
                       -------------------------------------------------------
                                                              Percent of Sales
                        Jan. 27,     Jan. 22,       % Over    ----------------
                          2001         2000         (Under)     2001     2000
                       -----------  -----------     -----      ------   ------
Sales                   $1,600,882   $1,086,267       47%      100.0%   100.0%
Cost of sales            1,220,062      808,904       51%       76.2%    74.5%
                       -----------  -----------     -----      ------   ------
     Gross profit          380,820      277,363       37%       23.8%    25.5%

S, G & A                   284,185      184,122       54%       17.8%    16.9%
                       -----------  -----------     -----      ------   ------
     Operating profit       96,635       93,241        4%        6.0%     8.6%

Interest expense            13,670        5,433      152%        0.9%     0.5%
Interest income              1,284        1,526      -16%        0.1%     0.1%
Other income                 9,099        3,025      201%        0.6%     0.3%
                       -----------  -----------     -----      ------   ------
     Pretax income          93,348       92,359        1%        5.8%     8.5%

Income tax expense          35,312       34,459        2%       37.8% *  37.3% *
                       -----------  -----------     -----      ------   ------
     Net income            $58,036      $57,900        0%        3.6%     5.3%
                       ===========  ===========     =====      ======   ======


  Basic EPS                  $0.96        $1.11      -14%

  Diluted average shares**  60,769       52,498       16%

  Diluted EPS                $0.96        $1.10      -13%


  Dividends per share        $0.26        $0.24        8%


*      As a percent of pretax income, not sales.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.









                                   LA-Z-BOY INCORPORATED
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Amounts in thousands)


                                                             (Unaudited)                (Unaudited)
                                                         Third Quarter Ended          Nine Months Ended
                                                         -------------------         -------------------
                                                         Jan. 27,   Jan. 22,         Jan. 27,     Jan. 22,
                                                           2001       2000             2001        2000
                                                         ---------  --------         --------     -------
Cash flows from operating activities
    Net income                                             $16,117   $21,337          $58,036     $57,900

    Adjustments to reconcile net income to
     net cash provided by operating activities
       Depreciation and amortization                         8,981     6,833           31,019      18,961
       Change in receivables                                34,274    16,172           27,623       8,241
       Change in inventories                                 1,889    (1,091)         (27,686)    (19,070)
       Change in other assets and liabilities              (27,253)  (12,915)         (31,978)    (12,654)
       Proceeds from insurance recovery                          -         -            5,116           -
       Change in deferred taxes                             (2,041)     (563)           3,777      (3,117)
                                                         ---------  --------         --------     -------
           Total adjustments                                15,850     8,436            7,871      (7,639)
                                                         ---------  --------         --------     -------
            Cash provided by operating activities           31,967    29,773           65,907      50,261

Cash flows from investing activities
    Proceeds from disposals of assets                          221       240              660         790
    Capital expenditures                                    (5,986)   (6,849)         (23,059)    (28,801)
    Acquisition of operating division, net of cash
      acquired                                                   -    (2,099)               -     (60,780)
    Change in other investments                             (2,145)   (3,726)             185      (6,039)
                                                         ---------  --------         --------     -------
            Cash used by investing activities               (7,910)  (12,434)         (22,214)    (94,830)

Cash flows from financing activities
    Long term debt                                               -         -           77,000      57,000
    Retirements of debt                                    (15,148)     (792)         (81,765)     (3,598)
    Capital leases                                               -       722            1,162       1,657
    Capital lease principal payments                          (129)     (440)            (579)       (642)
    Stock for stock option plans                               493       219            5,206       4,402
    Stock for 401(k) employee plans                            394       612            1,596       1,811
    Purchase of La-Z-Boy stock                                (151)   (9,916)         (23,400)    (20,862)
    Payment of cash dividends                               (6,355)   (4,170)         (16,693)    (12,544)
                                                         ---------  --------         --------     -------
            Cash provided/(used) by financing activities   (20,896)  (13,765)         (37,473)     27,224

Effect of exchange rate changes on cash                        507       188             (164)        326
                                                         ---------  --------         --------     -------
Net change in cash and equivalents                           3,668     3,762            6,056     (17,019)

Cash and equivalents at beginning of period                 16,741    12,769           14,353      33,550
                                                         ---------  --------         --------     -------
Cash and equivalents at end of period                      $20,409   $16,531          $20,409      16,531
                                                         =========  ========         ========     =======

Cash paid during period     -Income taxes                  $21,430   $15,957          $46,156     $39,264
                            -Interest                       $6,490    $1,478          $12,739      $4,144



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation
     The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our 2000 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. The financial information included in these financial statements has been prepared by management. The consolidated balance sheet as of April 29, 2000, has been audited by our independent certified public accountants. The interim financial information as of and for the interim periods ended January 27, 2001 and January 22, 2000 have been prepared on a basis consistent with, but do not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 29, 2000. The interim financial information includes all adjustments and accruals consisting only of normal recurring adjustments which are, in our opinion, necessary for a fair presentation of results for the respective interim period.


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

                                 (Unaudited)                   (Unaudited)
                             Third Quarter Ended            Nine Months Ended
                             -------------------         -----------------------
                             Actual    Pro forma          Actual      Pro forma
(Amounts in thousands,       Jan. 27,    Jan. 22,         Jan. 27,     Jan. 22,
except per share data)         2001         2000            2001         2000
----------------------       --------  ---------         ----------   ----------
Sales                        $531,392   $540,049         $1,600,882   $1,595,183
Net income                    $16,117    $23,878            $58,036      $69,198
Diluted earnings per share      $0.27      $0.39              $0.96        $1.11


4.  Other Income:  Insurance Recovery
    Other income in the nine months included $4.9 million resulting from a business interruption insurance recovery associated with Hurricane Floyd.


5.   Earnings per Share
     Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.

                                        (Unaudited)               (Unaudited)
                                     Third Quarter Ended       Nine Months Ended
                                     -------------------     -------------------
                                      Jan. 27,  Jan. 22,     Jan. 27,   Jan. 22,
(Amounts in thousands)                  2001      2000         2001       2000
----------------------               ---------  --------     --------  ---------
Weighted  average common
   Shares outstanding (basic)           60,240    52,088       60,615     52,232
Effect of options                          159       186          154        266
                                     ---------  --------     --------  ---------
Weighted average common
   Shares outstanding (diluted)         60,399    52,274       60,769     52,498
                                     =========  ========     ========  =========







6.   Segment Information
     Our reportable operating segments are Residential upholstery, Residential casegoods, and Contract. Financial results of our operating segments are as follows:


                              (Unaudited)                 (Unaudited)
                          Third Quarter Ended           Nine Months Ended
                         ----------------------       --------------------
                          Jan. 27,    Jan. 22,          Jan. 27,    Jan. 22,
(Amounts in thousands)     2001         2000              2001        2000
----------------------   ----------   ---------       ----------    --------
Sales
  Residential upholstery   $356,352    $310,191       $1,041,190    $879,465
  Residential casegoods     125,336      50,488          406,271     154,550
  Contract                   49,704      16,193          153,421      52,252
                         ----------   ---------       ----------   ---------
     Consolidated          $531,392    $376,872       $1,600,882  $1,086,267
                         ==========   =========       ==========   =========

Operating profit
  Residential upholstery    $28,970     $30,358          $87,258     $83,433
  Residential casegoods        (82)       3,596           16,654      13,223
  Contract                      748        (109)           6,031         794
  Unallocated corporate
      costs & other          (2,417)       (557)         (13,308)     (4,209)
                         ----------   ---------       ----------   ---------
    Consolidated            $27,219     $33,288          $96,635     $93,241
                         ==========   =========       ==========    ========






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



LADD Effects
As a result of the LADD acquisition, most of our assets, liabilities and results of operations for our first, second, and third quarters differed substantially from those in comparable prior periods.



Results of Operations

Third Quarter Ended Jan. 27, 2001 Compared to Third Quarter Ended Jan. 22, 2000.

See page 4 for the consolidated statement of income with analysis of percentages and calculations. In addition, see page 7 for pro forma analysis and comments.

                                               (Unaudited)
                                            Segment Analysis
                                          Third Quarter Ended
                          -----------------------------------------------------
                                 Sales                    Operating Profit
                          --------------------    -----------------------------
                                FY01 Over/
                               (Under) FY00         FY01       Percent of Sales
                          --------------------      Over       ----------------
                                        Pro        (Under)
                            Actual     forma        FY00        FY01       FY00
                          ----------  --------     -----        ----       ----
Residential upholstery          15%       1%         (5%)       8.1%       9.8%
Residential casegoods          148%      (6%)      (102%)      (0.1%)      7.1%
Contract                       207%     (19%)       786%        1.5%      (0.7%)
Unallocated corp.
  costs & eliminations          N/A      N/A        334%         N/A        N/A
                          ---------   ------      ------        ----       ----
      Consolidated              41%      (2%)       (18%)       5.1%       8.8%
                          =========   ======      ======        ====       ====

Third quarter sales were up 41% over the prior year's third quarter due to acquisitions. Pro forma sales were down 2% as per the table above. The 2% pro forma sales decrease is primarily due to weakening furniture industry demand and impacts of retailer financial difficulties; in particular, the recent Heilig-Meyers, Montgomery Wards and Fleming Furniture bankruptcies. Our residential casegoods segment sales were impacted much more than our residential upholstery or contract segments from the bankruptcy filings because a greater percentage of their sales were to these customers. On a positive note, our proprietary distribution - most notably the La-Z-Boy Furniture Galleries - continued to experience above-industry growth rates.

The 19% decrease in pro forma contract sales has followed pro forma robust growth over the last few years. The assisted-living market is the primary area of decline with some weakness in the office seating market as well as the hospitality market. In calendar 1999, seven of the top ten skilled nursing providers filed for some level of bankruptcy protection. The assisted-living sector of the economy continued to suffer from high labor costs, patient liability claims and reduced federal funding for facility care. The hospitality sector was impacted by declining business and vacation travel related to higher fuel costs. In the hospitality market growth slowed in the room supply business due to reduced commitment to refurbishings and increased competition from smaller regional competitors.

Gross profit as a percent of sales decreased to 23.1% from 25.3% in last year's third quarter. The primary reason for the drop was the 2% pro forma decline in sales volume and production declines to control inventory levels. We took various actions to reduce costs as volume decreased, but those could not entirely offset the effects on our fixed costs caused by the decline in sales. Through attrition, a hiring freeze and layoffs our number of employees dropped about 4% from last year on a pro forma basis. We took measurable down time and reduced production at many plants. We also improved capacity utilization by closing or combining parts of our plant production facilities. Production declines were more than sales declines in the third quarter because of the normal lag between a sales order slowdown and reducing on hand finished goods inventory. With less production there was less overhead absorption and lower gross margins.

Selling, General & Administrative (S, G & A) as a percent of sales has increased from 16.5% to 18.0%. The primary areas that caused the increase as a percent of sales compared to last year were bad debt expense, some sales/marketing expenses like advertising and the unfavorable effects of recent acquisitions that had higher than average S, G & A ratios. Bad debt expense was significantly higher than in the prior year quarter due to the bankruptcies previously mentioned. We increased our dollar expenditures slightly for advertising and other sales expenses during this slowdown in order to continue to leverage our brand names. In typical sales declines or slowdowns in the past we continued to agressively advertise to put us in a better position for the future. A decline in our stock and cash management incentive programs expense offset some of these expense increases.

Operating profit as a percent of sales decreased from 8.8% last year to 5.1% in this year`s third quarter. In general, sales volumes being below plan and below last year, caused the drop in margins. Residential upholstery's operating margin decreased compared to the prior year from 9.8% to 8.1%, primarily due to an operating loss at one of our divisions which produces more promotional product for department stores. Also, the mix of recently acquired residential upholstery companies had much lower than average operating profit margins and contributed to the drop in profitability compared to the prior year. Residential casegoods' operating margin decreased from 7.1% to (0.1)%. The third quarter operating loss of 0.1% of sales compares with operating profit of 7.0% of sales in the first six months of this year. Bankruptcies affected our residential casegoods segment much more than the residential upholstery segment; especially in our promotional product lines. In addition, because residential casegoods builds finished goods inventory to stock (instead of to a retail dealer order), there was a longer lag time necessary to adjust to sales order declines. The items mentioned in the Gross Margin paragraph above also unfavorably affected our casegoods segment more than upholstery. Also, bad debts expense was much higher in our residential casegoods segment than in our residential upholstery segment. Our contract segment operating margin improved slightly from (0.7)% of sales last year to 1.5% this year; however, it dropped from 5.1% for the six months ended October, 2000. The contract segment improved from last year because of adding the more profitable American of Martinsville division of LADD to the mix of companies in that segment. The primary reason for the decline in margins from the six months results was due to the 19% pro forma decline in sales which we were not able to offset by cost declines in the short run.

Interest expense as a percent of sales increased from 0.6% last year to 0.9% due to increased debt as a result of the financing obtained in connection with the acquisition of LADD. In addition, interest rates were higher than last year.

Diluted net income per share decreased from $0.41 to $0.27 due primarily to the items discussed above and the 16% increase in average diluted shares outstanding due to the LADD acquisition.



Nine Months Ended Jan. 27, 2001 Compared to Nine Months Ended Jan. 22, 2000.

See page 4 for the consolidated statement of income with analysis of percentages and calculations. In addition, see page 7 for pro forma analysis and comments.





                                                 (Unaudited)
                                              Segment Analysis
                                              Nine Months Ended
                         ------------------------------------------------------
                                 Sales                    Operating Profit
                         -------------------         --------------------------
                              FY01  Over/
                             (Under) FY00            FY01      Percent of Sales
                         -------------------         Over      ----------------
                                       Pro          (Under)
                           Actual     forma          FY00         FY01     FY00
                         ---------   -------         -----        ----     ----
Residential upholstery         18%        2%            5%        8.3%     9.5%
Residential casegoods         163%        0%           26%        4.1%     8.6%
Contract                      194%      (11%)         660%        3.9%     1.5%
Unallocated corp.
   costs & eliminations.       N/A       N/A          216%         N/A      N/A
                         ---------   -------         -----        ----     ----
      Consolidated             47%        0%            4%        6.0%     8.6%
                         =========   =======         =====        ====     ====


Nine months ended January sales were up 47% over the prior year's third quarter. However, sales were basically flat compared to last year's pro forma sales. The 47% sales growth on a consolidated basis shown in the table above was primarily due to acquisitions. The 11% decrease in pro forma contract sales follows a robust growth period over the last few years and is partially associated with the business interruption discussed in the Other Income section below. Contract sales were weak across all of our lines of business in this segment.

Gross profit as a percent of sales for the nine months ended January decreased from 25.5% last year to 23.8% in fiscal 2001. Major impacts on this lower profit margin were the sales slowdown, production declines and acquisitions with lower margins than those divisions that made up the company last year.

S, G & A for the nine months ended January were up from 16.9% of sales last year to 17.8% with the most marked increases in bad debt expense, some sales expenses and research and development expenses. The sales expense increases are consistent with trends since the acquisition of LADD which has some divisions with higher expenses as a percent of sales than other divisions. Higher research and development expenditures were planned and represent targeted efforts to improve both existing products and new products. Offsetting some of these expense increases was a decline in our stock and cash management incentive programs expense.

Operating profit was down from 8.6% last year to 6.0% for the nine months ended January 27, 2001 due to many of the items discussed above. The decrease was apparent in both the residential upholstery and residential casegoods segments shown above. The contract segment, however, showed an improvement in operating profit going from 1.5% to 3.9%, primarily because of the acquisition of LADD's American of Martinsville division, which has a higher profit margin than our other division in this segment.

Other income increased $4.9 million primarily due to a second quarter business interruption insurance recovery. This one time cash recovery was primarily related to the effects on future earnings of Hurricane Floyd that occurred in September 1999. Some of the earnings effects were attributed to the current fiscal year. This recovery was net of a $0.2 million receivable. A total of $5.1 million was recognized as an increase in cash flows from operating activities on the enclosed Consolidated Statement of Cash Flows.

Interest expense was up 152% in total or as a percent of sales from 0.5% to 0.9%. This increase was due to increased debt associated with the 2000 acquisitions. In addition, interest rates were higher than last year.

Diluted net income per share decreased from $1.10 to $0.96 due primarily to the items discussed above and the 16% increase in average diluted shares outstanding. In addition, $0.05 of the decrease was due to the one time effect of the second quarter insurance recovery.




Liquidity and Capital Resources

See pages 3 through 5 for our Consolidated Balance Sheet, Consolidated Statement
of  Income,  and  Consolidated   Statement  of  Cash  Flows  with  analysis  and
calculations.

Cash flows from operations amounted to $66 million in the first nine months of fiscal year 2001 compared to $50 million in the prior year. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $63 million during the nine month period, which was about the same as in the first nine months of fiscal 2000. Cash and cash equivalents increased by $6 million during the nine month period compared to a decline of $17 million in the prior year.

Our financial strength is reflected in three commonly used calculations. Our current ratio (current assets divided by current liabilities) was 3.6 at January 27, 2001, 2.9 at April 29, 2000 and 3.3 at January 22, 2000. Our total debt-to-capitalization percentage (total debt divided by shareholders' equity plus total debt plus net deferred taxes) was 25.4% at January 27, 2001, 26.5% at April 29, 2000, and 22.1% at January 22, 2000. Our interest coverage ratio (the rolling twelve months net income plus income tax expense plus interest expense divided by interest expense) was 8.9 at January 27, 2001, 10.4 at April 29, 2000 and 21.1 at January 22, 2000.

As of January 27, 2001, we had line of credit availability of approximately $196 million under several credit agreements. On May 12, 2000, we entered into a $300 million unsecured revolving credit facility with a group of banks and used the proceeds to retire an unsecured $150 million bridge loan facility, which had been put in place to finance the acquisition of LADD, and to also retire a $75 million unsecured revolving line of credit. The new revolving credit facility uses a performance based interest rate grid with pricing ranging from LIBOR plus
 .475% to LIBOR plus .800%. The current pricing under the facility is LIBOR plus .550%.

During the third quarter we entered into several interest rate swaps with counter-parties that are lenders under our revolving credit facility. We fixed our interest rates on $70 million for a period of three years at an effective rate of 6.095% plus our applicable borrowing spread under our revolving credit agreement.

Capital expenditures were $6 million during the three months ended January 27, 2001 and $23 million for the nine months ended January 27, 2001, compared to last year's $7 million for the quarter and $29 million for the nine months.

As of January 27, 2001, approximately 1.3 million of the 12 million La-Z-Boy shares authorized for purchase on the open market were still available for purchase by us.






Outlook
Our upcoming fourth quarter contains 13 weeks compared to 14 weeks in the prior year. This will make the full fiscal year of 2001 contain 52 weeks compared to last year's 53.


Our pro forma sales growth has declined from about 3% in the fourth quarter ended April to 2% in the first quarter ended July, 1% in the second quarter ended October, and 2% decrease in the third quarter ended January. (Comparisons are to the prior year's comparable quarter.) Our proprietary sales have been the bright spot in this unfavorable quarterly sales trend above. We are determined to further strengthen our in-store gallery programs during the coming year.


We believe the longer-term outlook for our industry remains very positive - especially for a company such as La-Z-Boy, operating under the umbrella of powerful consumer brand names and a strong and growing proprietary distribution system. We expect recent and projected declines in U.S. interest rates to ultimately rejuvenate consumer spending, along with housing turnover and home remodeling - both strong drivers of retail furniture demand. Nevertheless, current consumer sentiment remains highly unsettled, and we anticipate a very challenging fourth fiscal quarter.

Interest expense is expected to flatten out compared to the fourth quarter of fiscal 2000.

Other income is not expected to have a reoccurrence of a large insurance recovery.

We estimate that our diluted net income per share for the fourth quarter ending April 2001 will be between $0.30 and $0.40 compared to $0.49 last year.

We expect capital expenditures of approximately $30 million during fiscal 2001, down from the $40 million we estimated at October 28, 2000. This compares to $38 million in 2000. We have a commitment to purchase about $7 million of equipment by the end of fiscal 2002.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends during fiscal year 2001 from cash generated by operations and borrowings under available lines of credit.

In June 1998, the Financial Accounting Board issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." As amended, this new standard is effective for fiscal years beginning after June 15, 2000, which means it will be effective for our first quarter of fiscal year 2002. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair market value. We have not yet determined the impact on our financial position or results of operations of implementing SFAS No. 133.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which provided guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued SAB 101B delaying the implementation of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which for us is the current quarter ended April 2001. We have not yet determined the impact on our financial position or results of operations of implementing SAB 101.

In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a final consensus on the classification of shipping and handling fees and costs that is applicable to the fourth quarter of our current fiscal year ending April 2001. While this opinion has no impact on our financial position, cash flow or net income; it may require reclassifications between revenues and cost of sales for shipping and handling cost.


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

(b)      Reports on Form 8-K

         A Form 8-K containing a press release about our expected third quarter financial results was filed with the SEC on December 22, 2000.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        LA-Z-BOY INCORPORATED
                                                        ---------------------
                                                             (Registrant)


Date:   February 7, 2001                                /s/ James J. Korsnack
                                                        ---------------------
                                                        James J. Korsnack
                                                        Chief Accounting Officer