Form 10-K
LA-Z-BOY INC
filed 2001-07-27
CIK 57131

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED APRIL 28, 2001
                          Commission File No. 1-9656

                             LA-Z-BOY INCORPORATED
                   1284 N. Telegraph Road, Monroe, MI 48162
                                (734) 241-4414
Incorporated in Michigan        I.R.S. Employer Identification Number 38-0751137


Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class                         Exchanges on Which Registered
------------------------------              -----------------------------
Common Shares, $1.00 Par Value              New York Stock Exchange
                                            Pacific Stock Exchange

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

Based on the closing price on the New York Stock Exchange on June 22, 2001, the aggregate market value of Registrant's common shares held by nonaffiliates of the Registrant was $1,091 million.

The number of common shares outstanding of the Registrant was 60,801,895 as of June 22, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's 2001 Annual Report to Shareholders for the year ended April 28, 2001 are filed as an exhibit and incorporated by reference into Parts I and II.

(2) Portions of the Registrant's Proxy Statement filed with the Securities and Exchange Commission on June 29, 2001 are incorporated by reference into
     Part III.

             LA-Z-BOY INCORPORATED FORM 10-K ANNUAL REPORT - 2001
                               TABLE OF CONTENTS


                                                                         Page
                                                                       Number(s)
Cautionary Statement Concerning Forward-Looking Statements                4

PART I
  Item 1.  Business...............................................        4-9
  Item 2.  Properties.............................................        9-10
  Item 3.  Legal Proceedings .....................................        10
  Item 4.  Submission of Matters to a Vote of Security Holders....        10
  Executive Officers of the Registrant ...........................        11

PART II
  Item 5.  Market Price for Registrant's Common Equity and
           Related Stockholder Matters............................        11
  Item 6.  Selected Financial Data................................        12
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operation.....................        12
  Item 7a. Quantitative and Qualitative Disclosures about
           Market Risk............................................        12
  Item 8.  Financial Statements and Supplementary Data............        12
  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures................        12

PART III
  Item 10.  Directors and Executive Officers of the Registrant....        13
  Item 11.  Executive Compensation................................        13
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management........................................        13
  Item 13.  Certain Relationships and Related Transactions........        13

             LA-Z-BOY INCORPORATED FORM 10-K ANNUAL REPORT - 2001
                               TABLE OF CONTENTS
                                  (continued)


PART IV
  Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.................................        13-16
  Financial Statement Schedule Documents..........................        17-18
              Report of Independent Accountants...................        17
              Schedule II Valuation and Qualifying Accounts.......        18
  Signatures......................................................        19-20
  Exhibit Index...................................................        21-23
  Exhibit (3.3) Current La-Z-Boy Incorporated Bylaws..............        24-37
  Exhibit (13) Portions of the 2000 Annual Report to
    Shareholders..................................................        38-57
              Report of Management Responsibilities...............        38
              Report of Independent Accountants...................        38
              Consolidated Balance Sheet..........................        39-40
              Consolidated Statement of Income....................        41
              Consolidated Statement of Cash Flows................        42
              Consolidated Statement of Changes in Shareholders'
                Equity............................................        43
              Notes to Consolidated Financial Statements..........        44-50
              Management's Discussion and Analysis................        50-54
              Consolidated Six-Year Summary of Selected
                Financial Data....................................        55
              Unaudited Quarterly Financial Information...........        56
              Dividend and Market Information.....................        57
  Exhibit (21)  List of Subsidiaries..............................        58
  Exhibit (23)  Consent of Independent Accountants................        59

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in Parts I and II of this document and in the portions of Exhibit (13) incorporated by reference into those Parts that are subject to risks and uncertainties. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in this document regarding:

         future income and margins                   future economic performance
         future growth                               industry trends
         adequacy and cost of financial resources    management plans

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," " intends" and "expects" or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Many important factors, including future economic and industry conditions (for example, changes in interest rates, changes in currency exchange rates, changes in demographics and consumer preferences, e-commerce developments, oil price changes and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions, changes in operating conditions or costs, and changes in regulatory environment), and factors relating to recent or future acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.





                                    PART I

Item 1.  BUSINESS.

The successor to a business founded over 70 years ago, La-Z-Boy Incorporated is one of the three largest residential furniture manufacturers in the United States. During our fiscal year ended April 29, 2000 (fiscal 2000), we acquired three furniture manufacturers; Bauhaus USA, Inc., Alexvale Furniture, Inc. and LADD Furniture, Inc. These acquisitions, all of which were accounted for as purchases, increased our sales and number of employees by about 50 % on an annualized basis by the time the last and largest of them closed in the third quarter of fiscal 2000. You can find more information about these acquisitions in Note 3 to our consolidated financial statements (page 45) and the "Management's Discussion and Analysis" section (pages 50 through 54), both of which are included in Exhibit (13) to this report and are incorporated in this item by reference.

Principal Products and Industry Segments

Our largest segment in terms of sales is the Residential Upholstery segment, which includes sofas, sleepers, recliners, mattresses, occasional chairs and modular units. The operating divisions in the Residential Upholstery segment in order of good/better/best product price ranges are England, Bauhaus, HickoryMark, La-Z-Boy, Centurion, Alexvale, Sam Moore and Clayton Marcus. Our second largest segment is Residential Casegoods, which includes hardwood or veneer products such as dining room and living room tables, bedroom, youth furniture and occasional furniture. The operating divisions in this segment in order of good/better/best product price ranges are Pilliod, Lea, Hammary, Kincaid, American Drew and Pennsylvania House. Our Contract segment manufactures and sells furniture primarily to hospitality, business, government, healthcare and assisted living facilities. American of Martinsville and La-Z-Boy Contract are our two operating divisions in the Contract segment. You can find additional detailed information regarding our products and segments in Note 14 to our consolidated financial statements (pages 49 and 50) and our "Management's Discussion and Analysis" section (pages 50 through 54), both of which are included in Exhibit (13) and are incorporated in this item by reference.


Raw Materials & Parts

The principal raw materials we use in the manufacture of our products are:
         - leather, cotton, wool, synthetic and vinyl fabrics for covers
         - hardwoods for solid wood dining room and bedroom furniture, occasional tables, business furniture and the frame components of seating units
         - plywood and chipwood for internal parts
         - veneers for wall units, occasional tables and casegoods
         - water and petroleum based and liquid finishes (stains, sealant, lacquers) for external wood
         - steel for motion mechanisms
         - polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding.

We generally purchase hardwoods, steel and padding parts from a number of sources, usually in the vicinity of the particular plant. We purchase product-covering fabrics, plywood and polyurethane from a lesser number of sources on mostly a centralized basis.

Raw material costs historically have been about 39 % of sales in the Residential Upholstery segment, a somewhat higher percentage in Residential Casegoods and about 41 % in our Contract segment. Price increases for raw materials have been slightly lower than the inflation rate in recent years and we expect them to continue at this rate or remain flat.

Purchased cover is our largest single upholstery raw material cost, representing about 42 % of total Residential Upholstery raw material costs. Most of this cover is purchased in a raw state (a roll or a hide) then cut and sewn into parts in our plants. A trend that has been growing, especially for leather, is the purchase of fully cut and sewn parts from Mexico, Argentina and other areas outside of North America. We expect this trend to continue given the strong U.S dollar and other existing economic conditions.

Polyurethane is Residential Upholstery's next largest type of raw material cost and is sensitive to changes in the price of oil.

Hardwood lumber is Residential Casegoods' largest raw material cost, representing over 25 % of the segment's total raw material costs. Hardwood lumber historically has had measurable changes in prices over the short term. Hardwood lumber costs have been declining recently. Purchased hardwood parts are a growing source of components for Residential Casegoods and Residential Upholstery. These are mostly imported from the Far East, typically have a relatively high labor content and are external (exposed wood) parts as opposed to frame or structural parts.

Contract raw materials are similar to Residential Casegoods and Residential Upholstery materials but typically include additional types of purchased parts such as bases and swivels. These parts are available from a number of suppliers.


Finished Goods Imports

Imported finished goods represented about 6% of our fiscal 2001 sales, almost all of which were Residential Casegoods sales. Most of these products came from the Far East. We are improving our purchasing, logistics and warehousing of these imports across our different divisions as this part of our business continues to grow.


Seasonal Business

We generally experience our lowest level of sales during our first quarter. When possible, we schedule production to maintain uniform manufacturing activity throughout the year, except for mid-summer plant shutdowns, to coincide with slower sales.

Because of recent larger than normal reductions in consumer furniture demand, fiscal year 2002's first quarter sales are weaker than normal and are lower than last year's first quarter.


Economic Cycle and Purchasing Cycle

Although housing activity is a leading indicator for furniture sales, increased or decreased demand for furniture has historically been less extreme than that for housing. For example, in 1991, when housing activity declined 17%, furniture industry sales only dipped 2%. We believe that the purchasing cycle for furniture is shorter than for automobiles and many other major consumer durables. That is, a consumer will typically replace some of their furniture more often than they replace an automobile or a dishwasher. Typically, residential upholstery products have a shorter purchasing life cycle than residential casegoods products.


Practices Regarding Working Capital Items

We do not carry significant amounts of upholstered finished goods in inventory. We build casegoods to inventory in order to provide for quicker delivery requirements of customers, which results in higher levels of finished casegoods product than upholstery products on hand at any period. Also, as our volume of casegoods imported finished products grows, there is more inventory in-transit because of long lead times from the Far East but we have less raw materials and work in process inventory. Dealer terms for stock orders range between 45 - 100 days. Terms are 30 - 45 days for sales to dealers that have received an order from a consumer. Extended dating is often offered as part of sales promotion programs.


Customers

We distribute to over 25,000 locations. We did not have any customer whose sales amounted to 5 % or more of our fiscal year 2001 consolidated sales. Over 90% of the sales in our Residential Upholstery segment are to dealers or retailers (our customers) at "wholesale" pricing. The remaining Residential Upholstery segment sales are directly to end users (our consumers) through our retail stores. Sales in our Residential Casegoods segment are almost entirely to dealers. Contract segment sales are to a mix of dealers and consumers, where consumers typically are organizations in the hospitality, healthcare, government or assisted living sectors. As a percentage of total sales, our 2001 customer mix was about 37 % "proprietary," 20 % major dealers (for example, Federated, The May Company, Nebraska Furniture Mart) and 43 % general dealers. "Proprietary" stores or galleries are those that have agreements to sell products from one of La-Z-Boy's divisions and accessory products that we approve. La-Z-Boy companies in each of our business segments have proprietary distribution, which means square feet of selling space totally dedicated to our products. The percentage of proprietary dealers of 37% in 2001 declined from 48% in 2000 because of a full year of sales in 2001 compared to a partial sales year in 2000 of LADD and Alexvale, which have a lower mix of proprietary dealers. Without the effect of these acquisitions, our proprietary percentage increased on a comparable company basis in 2001. It is a key part of our marketing strategy to continue to expand proprietary distribution.


Sales Representatives

Similar to most of the U.S. furniture industry, sales representatives sell our products to our customers. Typically these representatives carry one division's products, but they also may carry another line of products from another one of our divisions or from another furniture company. Our sales representatives are usually compensated based on a percentage of their actual sales for their territory although other performance criteria generally also are used. In general, we sign one-year employment contracts with our sales representatives.


Orders and Backlog

Residential Upholstery orders are primarily built to a specific dealer order (stock order) or a dealer order with a down payment from a consumer. These orders are typically shipped within two to six weeks following receipt of the order. Orders in the Contract segment are consumer or customer orders but shipments may be scheduled for longer time periods. Residential Casegoods primarily are produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand but quicker availability to ship to customers and greater batch size manufacturing efficiencies.

As of June 30, 2001 and July 1, 2000, backlogs were approximately $186 million and $226 million, respectively. Most of the decline was in the Residential Casegoods and Contract segments and was due to weak industry demand. The measure of backlog at a point in time may not be indicative of future sales performance. We do not rely entirely on backlogs to predict future sales.

For most operating divisions, an order cannot be canceled after it has been selected for production. Orders from pre-built stock, though, may be canceled up to the time of shipment.


Competitive Conditions

We rank among the top three manufacturers of residential (bedroom, dining room and living room) furniture in the United States, measured by annual sales volume. Our larger competitors in the upholstery and casegoods (wood furniture) segments of the residential furniture industry include Bassett Furniture, Ethan Allen, Furniture Brands International, Hooker Furniture, Klaussner, Lifestyle Furnishings International, Natuzzi and Stanley Furniture.

We also are a leading manufacturer and supplier of contract furniture to the hospitality, assisted-living and office furniture market segments in the U.S., where major competitors include such companies as Fleetwood, Herman Miller and Kimball International.

In addition to these large companies, a substantial number of small and medium-sized firms operate in all three of our business segments, and these segments are all highly competitive.

We compete primarily by emphasizing our brand names and the quality and styling of our products, in addition to offering good value, strong dealer support and above average customer service and delivery.

In the past twelve months, our industry has witnessed the bankruptcies of Montgomery Ward, HomeLife and Heilig-Meyers, three of the top ten U.S. furniture retailers. The current, difficult economic environment has put severe financial pressure on many of the remaining retailers, and there continues to be a signif-icant risk of further retail fallout. Aside from credit risk, this also causes a fair amount of "product liquidation " in the market place for furniture, as manufacturers seek to dispose of excess inventories. This has been particularly true in the Residential Casegoods sector.


Research and Development Activities

We spent $19 million in fiscal 2001 for new product development, existing product improvement, quality control, improvement of current manufacturing operations and research into the use of new materials in the construction of products. We spent $11 million on those activities in fiscal 2000 and $8 million in fiscal 1999. The large increase in 2001 over 2000 was primarily due to a full year of expenses in 2001 due to acquisitions compared to a partial year in 2000. Our customers generally do not engage in research with respect to the products we manufacture. Most of our operating divisions develop and manage their own product lines. New product groups or styles are typically introduced at industry trade shows (markets), and based upon their acceptance at the markets, the products are either placed into production or withdrawn from the markets.


Patents, Licenses and Franchises

We hold several patents but we believe that the loss of any single patent or group of patents would not materially affect our business. We have no material licenses or franchises. Our agreements with our "proprietary" dealers are a key part of our marketing strategies. We provide more information about those dealers above, under "Customers."

Compliance with Environmental Regulations

We have been named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts, we do not expect continuing environmental compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity. We are continuing a program of conducting voluntary compliance audits at our facilities and also have taken steps to assure compliance with provisions of Titles III and V of the 1990 Clean Air Act Amendments.


Employees

We had approximately 19,700 persons as of June 30, 2001. Residential Upholstery segment employed approximately 13,000 of them, Residential Casegoods employed approximately 4,000 of them, Contract employed approximately 1,900 of them, and we employed approximately 800 non-segment personnel. Substantially all of our employees are employed on a full-time basis. Less than 10 % of our employees are unionized.

At the end of June last year we had 21,600 employees. The reduction in employees since then has been due to restructuring and rationalization of our workforce to respond to falling demand and to a large and growing percentage of our parts and finished goods being purchased from outside suppliers.


Financial Information about Foreign and Domestic Operations and Export Sales

Less than five percent of our total sales are exports. We sell upholstered furniture to Canadian customers through a Canadian subsidiary and to European customers through a United Kingdom subsidiary. We have a small amount of sales in Mexico through a Mexican subsidiary and we have a joint venture in Thailand, which sells furniture in Australia and the Far East.

We also derive a small amount of royalty revenues from the sale and licensing of trademarks, trade names and patents to foreign manufacturers.


Item 2.  PROPERTIES.

We owned or leased approximately 17 million square feet of manufacturing, warehousing, office, showroom and retail facilities at the end of fiscal 2001, compared to 19 million square feet at the end of fiscal 2000. This reduction in floor space was due to rationalizing production capacity through restructuring and other efforts, as well as to importing more parts and finished goods. At the end of last fiscal year, our Residential Upholstery segment occupied approximately 9 million square feet of space, Residential Casegoods occupied approximately 6 million square feet of space, and Contract occupied approximately 2 million square feet.

Our facilities are located in Alabama, Arkansas, California, Michigan, Mississippi, Missouri, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, Washington D.C. and the countries of Canada, the United Kingdom, Mexico and Thailand. Most of them are less than 40 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future. We own most of our plants and least most of the others under long term industrial revenue bonds. For information on terms of operating leases for our properties, see Note 5 to our consolidated financial statements (page 46), which is included in Exhibit (13) to this report and incorporated in this item by reference.


Item 3.  LEGAL PROCEEDINGS.

We have been named as a defendant in various lawsuits arising in the ordinary course of business. While we cannot predict or estimate the ultimate outcome of any of these actions, based on our previous experience with lawsuits of these types, management believes that the resultant liability, if any, will not be material to us.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY.

Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Patrick H. Norton, age 79
o    Chairman of the Board since October 1997
o    Formerly Senior Vice President Sales and Marketing

Gerald L. Kiser, age 54
o    President and Chief Executive Officer since July 2001
o Formerly President and Chief Operating Officer (October 1997 - July 2001), Executive Vice President and Chief Operating Officer (April - October
     1997), Vice President-Operations (May 1996 - April 1997), and Vice President of Engineering and Development (May 1995 - April 1997)

David M. Risley, age 56
o    Senior Vice President and Chief Financial Officer since April 2001
o Formerly Vice President & Chief Financial Officer of Aeroquip-Vickers, a global auto parts manufacturing company

John J. Case, age 50
o    President Upholstery Group, since July 2001
o    President Residential, since September 1999
o    Formerly Vice President of Marketing, since April 1993

Donald L. Mitchell, age 57
o    President Casegoods Group, since July 2001
o    Formerly President LADD Furniture Inc., Casegoods Group, since January
     1996




                                     PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY and RELATED
STOCKHOLDER MATTERS.

We had about 23,600 shareholders of record as of June 22, 2001.

All other information required to be reported under this item is contained in Exhibit (13) to this report (page 38) and is incorporated in this item by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

All information required to be reported under this item is included in Exhibit
(13) to this report (page 38) and is incorporated in this item by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Our "Management's Discussion and Analysis" section included in Exhibit (13) of this report (pages 50 through 54) is incorporated by reference in response to this item.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $130 million borrowed at April 28, 2001. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on a portion of this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from .475% to .800%. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2002 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts. Substantially all of our imported purchased parts are denominated in U.S. dollars. Thus, we believe that gains or loses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2002.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and all other information required by this item are included in Exhibit (13) of this report (pages 39 through 43 and page
55), and all of that information is incorporated in this item by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For information concerning executive officers, see Part I, under "Executive Officers of the Registrant." All other information required to be reported under this item is included in our proxy statement for our annual meeting of shareholders to be held on July 30, 2001 (filed with the SEC on June 29, 2001), and all of that information is incorporated in this item by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

All information required to be reported under this item is included in our proxy statement for our 2001 annual meeting, and all of that information is incorporated in this item by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

All information required to be reported under this item is included in our proxy statement for our 2001 annual meeting, and all of that information is incorporated in this item by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All information required to be reported under this item is included in our proxy statement for our 2001 annual meeting, and all of that information is incorporated in this item by reference.





                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

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

        The financial statements above are all included in Exhibit
        (13) of this report and incorporated in this item by reference.

        2.  Financial Statement Schedules:
              Report of Independent Accountants on Financial Statement Schedule
              Schedule II Valuation and Qualifying Accounts

        Both immediately follow this item.

        3.  Exhibits
              The following exhibits are filed as part of this report:

Exhibit Number   Description of Exhibit (Note 1)
--------------   -------------------------------
(1)              Not applicable
(2)              Not applicable
(3.1)            La-Z-Boy Incorporated Restated Articles of Incorporation
                 (Note 2)
(3.2)            Amendment to Restated Articles of Incorporation (Note 3)
(3.3)            Current La-Z-Boy Incorporated Bylaws
(4)              $300 million  dollar Credit  Agreement  dated as of May 12,
                 2000 among  La-Z-Boy  Incorporated, the banks listed therein,
                 Comerica Bank, as Syndication Agent,  Suntrust Bank, as
                 Documentation  Agent, and Wachovia Bank, N.A., as Administra-
                 tive Agent (Note 4)
(5)              Not applicable
(8)              Not applicable
(9)              Not applicable
(10.1)*          La-Z-Boy Incorporated Amended and Restated 1993 Performance
                 Based Stock Plan (Note 5)
(10.2)*          La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee
                 Directors (Note 6)
(10.3)*          La-Z-Boy Incorporated Executive Incentive Compensation Plan
                 Description (Note 7)
(10.4)*          La-Z-Boy Incorporated Supplemental Executive Retirement Plan
                 (as revised in 1995) (Note 8)
(10.5)*          La-Z-Boy Incorporated Amended and Restated 1997 Restricted
                 Share Plan (Note 9)
(10.6)*          La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 9)
(10.7)*          Form of Change in Control  Agreement  (Note 10).  Only
                 directors  or executive  officers  currently covered: Patrick
                 H. Norton and Gerald L. Kiser
(10.8)*          Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 11)
(10.9)*          Summary Plan Description and Partial Plan Document for the
                 La-Z-Boy  Incorporated Personal Executive Life Insurance
                 Program (Note 12). Only director or executive officer currently covered: Gerald L. Kiser
(10.10)          $150 million dollar Credit Agreement dated as of January 28,
                 2000, among La-Z-Boy Incorporated, the Banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Note 13)
(10.11)          Agreement  and Plan of Merger,  dated as of September 28, 1999, among  La-Z-Boy  Incorporated,  LZB Acquisition Corp., and LADD
                 Furniture, Inc. (Note 14)

(10.12) Amendment No. 1, dated as of December 13, 1999, to Agree-ment and Plan of Merger among La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD Furniture, Inc. (Note 15)
(11) Statement regarding computation of per share earnings (See Note 11 to the Consolidated Financial Statements included in Exhibit
                 (13).)
(12)             Not applicable
(13)             Portions of the 2000 Annual Report to Shareholders (Note 16)
(15)             Not applicable
(16)             Not applicable
(17)             Not applicable
(18)             Not applicable
(19)             Not applicable
(20)             Not applicable
(21)             List of subsidiaries of La-Z-Boy Incorporated
(22)             Not applicable
(23)             Consent of PricewaterhouseCoopers LLP
(24)             Not applicable
(25)             Not applicable
(26)             Not applicable
(27)             Not applicable


Notes to Exhibits
-----------------

  * Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

Note 1. For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below. All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3. Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4. Incorporated by reference to an exhibit to Form 8-K dated May 31, 2000.
Note 5. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1996.
Note 6. Incorporated by reference to an exhibit to definitive proxy statement dated July 6, 1989.
Note 7. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 8. Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 9. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 10. Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 11. Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.
Note 12. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 13. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 22, 2000.

Note 14. Incorporated by reference to an exhibit to Form 8-K dated September 28, 1999, and filed with the SEC on September 30, 1999.
Note 15. Incorporated by reference to an exhibit to Form S-4 Registra-tion Statement filed December 15, 1999; registration no. 333-92763.
Note 16. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.


(b)      Reports on Form 8-K

         On March 29, 2001, we filed with the SEC a Report on Form 8-K, which reported the appointment of our new Chief Financial Officer, David Risley.

         On April 19, 2001, we filed with the SEC a Report on Form 8-K, which gave an update on our outlook for the fourth quarter of fiscal 2001.

       Report of Independent Accountants on Financial Statement Schedule


  To the Board of Directors of La-Z-Boy Incorporated:

  Our audits of the consolidated financial statements referred to in our report dated May 30, 2001 appearing in the 2001 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) 2. of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  /s/PricewaterhouseCoopers LLP
  PricewaterhouseCoopers LLP

  Toledo, Ohio
  May 30, 2001



                    LA-Z-BOY INCORPORATED AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)


              Allowance for Doubtful Accounts and Long-Term Notes

                                                               Trade
                                                              accounts
                                               Additions     receivable
                    Balance at    Additions    charged to   "written off"      Balance
                    beginning     from new     costs and       net of         at end of
Year ended           of year    acquisitions    expenses     recoveries          year
--------------     ----------   ------------   ----------   -------------    ----------
April 28, 2001:       $32,221                   $17,253       ($12,524)        $36,950

April 29, 2000:       $25,628      $2,866        $5,551        ($1,824)        $32,221

April 24, 1999:       $20,639                    $7,361        ($2,372)        $25,628




                               ACCRUED WARRANTIES

                    Balance at      Additions                                Balance
                    beginning        from new                  Warranty     at end of
Year ended           of year       acquisitions   Additions      costs        year
--------------     -----------    -------------   ---------   ----------    ---------
April 28, 2001:       $21,785                      $15,569     ($15,910)     $21,444

April 29, 2000:       $14,575        $3,595        $16,941     ($13,326)     $21,785

April 24, 1999:       $12,025                      $13,579     ($11,029)     $14,575


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   July 27, 2001                        LA-Z-BOY INCORPORATED


                                             BY   /s/Patrick H. Norton
                                                ------------------------
                                                    P.H. Norton
                                                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of July 27, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.


     /s/P.H. Norton                                 /s/D.K. Hehl
-----------------------------------          --------------------------------
        P.H. Norton                                    D.K. Hehl
    Chairman of the Board                              Director



      /s/G.L. Kiser                              /s/J.W. Johnston
-----------------------------------          --------------------------------
         G.L. Kiser                                 J.W. Johnston
President and Chief Executive                          Director
     Officer, Director


       /s/D.M. Risley                                /s/H.G. Levy
-----------------------------------          --------------------------------
          D.M. Risley                                   H.G. Levy
   Senior Vice President and                            Director
    Chief Financial Officer


                                                     /s/R.E. Lipford
-----------------------------------          --------------------------------
         J.J. Korsnack                                  R.E. Lipford
 Chief Accounting Officer and                             Director
    Corporate Controller


       /s/J.H. Foss                                /s/H.O. Petrauskas
-----------------------------------          --------------------------------
          J.H. Foss                                   H.O. Petrauskas
           Director                                      Director



       /s/G.M. Hardy                                 /s/J.F. Weaver
-----------------------------------          --------------------------------
          G.M. Hardy                                    J.F. Weaver
           Director                                       Director

                                 EXHIBIT INDEX
                                                                     Page in
Exhibit                                                            Sequentially
Number      Description of Exhibit                                 Numbered Copy
--------    ----------------------                                --------------
(1)         Not applicable
(2)         Not applicable
(3.1)       La-Z-Boy Incorporated Restated Articles of Incorporation
            (Note 2)
(3.2)       Amendment to Restated Articles of Incorporation (Note 3)
(3.3)       Current La-Z-Boy Incorporated Bylaws                              24
(4)         $300  million  dollar  Credit  Agreement  dated as of May 12,
            2000 among La-Z-Boy Incorporated, the banks listed therein, Comerica Bank, as Syndication Agent, Suntrust Bank, as
            Documentation Agent, and Wachovia Bank, N.A., as Administra-tive Agent (Note 4)
(5)         Not applicable
(8)         Not applicable
(9)         Not applicable
(10.1)*     La-Z-Boy  Incorporated  Amended and  Restated  1993  Perform-
            ance  Based Stock Plan (Note 5)
(10.2)*     La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee
            Directors (Note 6)
(10.3)*     La-Z-Boy Incorporated Executive Incentive Compensation Plan
            Description (Note 7)
(10.4)*     La-Z-Boy Incorporated Supplemental Executive Retirement Plan
            (as revised in 1995)(Note 8)
(10.5)*     La-Z-Boy Incorporated Amended and Restated 1997 Restricted
            Share Plan (Note 9)
(10.6)*     La-Z-Boy Incorporated 1997 Incentive Stock Option Plan
            (Note 9)
(10.7)*     Form of Change in Control Agreement (Note 10).  Only directors or executive officers currently covered: Patrick H. Norton and Gerald L. Kiser
(10.8)*     Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 11)
(10.9)*     Summary Plan Description and Partial Plan Document for the
            La-Z-Boy Incorporated Personal Executive Life Insurance Pro-gram (the "Summary") (Note 12). Only director or executive officer covered: Gerald L. Kiser.
(10.10)     $150 million dollar Credit Agreement dated as of January 28,
            2000, among La-Z-Boy Incorporated, the Banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Note 13)
(10.11)     Agreement and Plan of Merger, dated as of September 28, 1999, among La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD
            Furniture, Inc. (Note 14)

(10.12)     Amendment No. 1, dated as of December 13, 1999, to Agreement and Plan of Merger among La-Z-Boy Incorporated, LZB Acquisi-
            tion Corp., and LADD Furniture, Inc. (Note 15)
(11)        Statement regarding computation of per share earnings (See
            Note 11 to the Consolidated Financial Statements included in
            Exhibit (13).)
(12)        Not applicable
(13)        Portions of the 2000 Annual Report to Shareholders (Note 16)      38
(15)        Not applicable
(16)        Not applicable
(17)        Not applicable
(18)        Not applicable
(19)        Not applicable
(20)        Not applicable
(21)        List of subsidiaries of La-Z-Boy Incorporated                     58
(22)        Not applicable
(23)        Consent of PricewaterhouseCoopers LLP                             59
(24)        Not applicable
(25)        Not applicable
(26)        Not applicable
(27)        Not applicable



Notes to Exhibits
-----------------

  * Indicates a contract or benefit plan under which one or more executive officers or directors may receive benefits.

Note 1. For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below. All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3. Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4.           Incorporated by reference to an exhibit to Form 8-K dated
                  May 31, 2000.
Note 5. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1996.
Note 6. Incorporated by reference to an exhibit to definitive proxy statement dated July 6, 1989.
Note 7. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 8. Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 9. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 10. Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 11. Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.
Note 12. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 13. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 22, 2000.

Note 14. Incorporated by reference to an exhibit to Form 8-K dated September 28, 1999, and filed with the SEC on September 30, 1999.
Note 15. Incorporated by reference to an exhibit to Form S-4 Registration Statement filed December 15, 1999; registration no. 333-92763.
Note 16. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.

                                 Exhibit (3.3)

                          AMENDED AND RESTATED BYLAWS
                                      OF
                             LA-Z-BOY INCORPORATED
                              (as of July 6, 2001)




                                   ARTICLE I

                                Name and Office

Section 1.  Name. The name of this corporation is La-Z-Boy Incorporated.

Section 2. Registered Office. The principal and registered office of the corporation shall be located at 1284 North Telegraph Road, Monroe, Michigan.

Section 3. Other Offices. The corporation may also have other offices for the transaction of business located at such places, both within and without the State of Michigan, as the Board of Directors may from time to time determine.

                                  ARTICLE II

                          Capital Stock and Transfers

Section 1.     Share Certificates.

         (A) Required Signatures. The shares of the corporation shall be represented by certificates signed by the Chairman of the Board or the President or an Executive Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the corporation, and may be sealed with the seal of the corporation or a facsimile thereof. The signatures of the officers of the corporation upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent, or is registered by a registrar, other than the corporation itself or an employee of the corporation. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if the signer were still such officer, transfer agent or registrar at the date of the certificate's issue.

         (B) Required Information. A certificate representing shares of the corporation shall state upon its face all of the following:

         (a)  That the corporation is formed under the laws of this state.

         (b)  The name of the person to whom issued.

         (c) The number and class of shares, and the designation of the series, if any, which the certificate represents.

Section 2. Lien. The corporation shall have a first lien on all the shares of its capital stock, and upon all dividends declared upon the same for any indebtedness of the respective holders thereof to the corporation.

Section 3. Transfers. Upon surrender to the corporation or the transfer agent of the corporation of a certificate representing shares fully endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, a new certificate shall be issued to the person entitled thereto, and the old certificate canceled and the transaction recorded upon the books of the corporation.

Section 4. Replacement of Lost, Stolen or Destroyed Share Certificates. The Board of Directors may direct a new certificate to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors, in its discretion and as a condition precedent to the issuance thereof, may prescribe such terms and conditions as it deems expedient, and may require such indemnities as it deems adequate, to protect the corporation from any claim that may be made against it with respect to any such certificate alleged to have been lost, stolen or destroyed.

Section 5. Transfer Agent and Registration. The Board of Directors may appoint a transfer agent and a registrar in the registration of transfers of its securities.

Section 6. Rules of Issue and Transfer. The Board of Directors shall have power and authority to make all such rules and regulations as the board shall deem expedient regulating the issue, transfer and registration of certificates for shares in the corporation.

Section 7. Registered Shareholders. The corporation shall have the right to treat the registered holder of any share as the absolute owner thereof, and shall not be bound to recognize any equitable or other claim to, or interest in, such share on the part of any other person, whether or not the corporation shall have express or other notice thereof, save as may be otherwise provided by the statutes of Michigan.

                                  ARTICLE III

                           Shareholders and Meetings

Section 1. Annual Meeting of Shareholders. The 1991 Annual Meeting of Shareholders was held August 5, 1991 and all subsequent Annual Meetings of Shareholders shall be held on the last Monday in July of each year, or at such other date as shall be designated by the Board of Directors and stated in the notice of the meeting. At said meeting the shareholders shall elect by a plurality vote the Directors to be elected at such meeting, and shall transact such other business as may properly be brought before the meeting.

Section 2. Special Meetings of Shareholders. A special meeting of the shareholders for any purpose or purposes other than election of Directors may be called at any time and place by the Chairman of the Board, and in his absence, by the President; or by the Directors. It shall be the duty of the Directors, the Chairman of the Board, or the President to call such meeting whenever so requested in writing by shareholders owning, in the aggregate, at least seventy-five percent (75%) of the entire capital stock of the corporation entitled to vote at such special meeting. Such request shall state the purpose or purposes of the proposed meeting.

Section 3. Notice of Meetings of Shareholders. Notice of the time, date and place of all annual and special meetings shall be mailed by the Secretary to each shareholder entitled to vote at such meeting not less than ten (10) days nor more than sixty (60) days before the date thereof. The business transacted at any special meeting of shareholders shall be limited to the purpose(s) stated in the notice.

Section 4. Presiding Officer. The Chairman of the Board, or in his absence, the President, or in his absence such Vice President as the Board of Directors may designate, shall preside at any meeting of shareholders.

Section 5. Vote of Shareholders; Proxies. At every such meeting each shareholder entitled to vote thereat may cast such vote or votes either in person, or by proxy, but no proxy shall be voted after three (3) years from its date, unless the proxy provides for a longer period. A shareholder may authorize one or more persons to act for him by proxy. All proxies shall be in writing by the shareholder or by his duly authorized agent or representative and shall be filed with the Secretary.

Section 6. Quorum of Shareholders. The holders of a majority of the shares of stock issued and outstanding and entitled to vote thereat, represented in person or by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by statute or by the Articles of Incorporation. If, however, such quorum shall not be present or represented at any meeting of the shareholders, the shareholders present in person or represented by proxy shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

Section 7. Required Vote. If a quorum is present, the affirmative vote of the holders of a majority of the shares of stock represented at the meeting shall be the act of the shareholders unless the vote of a greater number of shares of stock is required by law or the Articles of Incorporation.

Section 8. Removal. The shareholders shall have power by a majority vote at any such meeting, to remove any Director from office.

Section 9. List of Shareholders Entitled to Vote. The officer or agent having charge of the stock transfer books for shares of the corporation shall make and certify a complete list of the shareholders entitled to vote at a shareholders' meeting or any adjournment thereof. The list shall:

         (a) Be arranged alphabetically within each class and series, with the address of, and the number of shares held by, each shareholder.

         (b)  Be produced at the time and place of the meeting.

         (c) Be subject to inspection by any shareholder during the whole time of the meeting.

         (d) Be prima facie evidence as to who are the shareholders entitled to examine the list or to vote at the meeting.

Section 10. Record Date for Determination of Shareholders. For the purpose of determining shareholders entitled to notice of and to vote at a meeting of shareholders or an adjournment of a meeting, the Board of Directors may fix a record date, which shall not precede the date on which the resolution fixing the record date is adopted by the Board. The date shall not be more than sixty (60) nor less than ten (10) days before the date of the meeting. If a record date is not fixed, the record date for determination of shareholders entitled to notice of or to vote at a meeting of shareholders shall be the close of business on the day next preceding the day on which notice is given, or if no notice is given, the day next preceding the day on which the meeting is held. When a determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders has been made as provided in this Section, the determination applies to any adjournment of the meeting, unless the Board of Directors fixes a new record date under this Section for the adjourned meeting. For the purpose of determining shareholders entitled to receive payment of a share dividend or distribution, or allotment of a right, or for the purpose of any other action, the Board of Directors may fix a record date, which shall not precede the date on which the resolution fixing the record date is adopted by the Board. The date shall not be more than sixty (60) days before the payment of the share dividend or distribution or allotment of a right or other action. If a record date is not fixed, the record date shall be the close of business on the day on which the resolution of the Board of Directors relating to the corporate action is adopted.

Section 11. Inspectors of Election. The Board of Directors may appoint one or more inspectors of election to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders' meeting may, and on request of a shareholder entitled to vote thereat shall, appoint one or more inspectors. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine challenges and questions arising in connection with the right to vote, count and tabulate votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or a shareholder entitled to vote thereat, the inspectors shall make and execute a written report to the person presiding at the meeting of any of the facts found by them and matters determined by them. The report is prima facie evidence of the facts stated and of the vote as certified by the inspectors.


                                  ARTICLE IV

                                   Directors

Section 1. Number and Powers of Directors. The business and affairs of the corporation shall be managed by a Board of Directors consisting of 10 Directors who shall be elected by the shareholders. The Directors shall be elected at the annual meeting of the shareholders, as detailed hereinafter, and each Director shall serve until his successor shall have been elected and qualified. When acting as such, the Board of Directors may exercise all powers and do all such lawful acts and things (including, without limitation, the making of such adjustments in the number of Directors in any Director class or classes that may be determined by the Board to be necessary or appropriate in light of an increase or decrease in the total number of Directors specified in these bylaws) as are not by statute or by the Articles of Incorporation or these bylaws directed or required to be exercised or done by the shareholders.

Section 2. Classification and Term of Office. The Directors shall be severally classified with the respect to the time for which they shall hold office by dividing them into three classifications, with the number of Directors in each class being as nearly equal as possible to the number of directors in each other class.

Section 3. Regular Meetings of Board. Regular meetings of the Directors shall be held immediately after the adjournment of each annual shareholders' meeting and may be held at such time and at such place as shall from time to time be determined by the Board.

Section 4. Special Meetings of Board. Special meetings of the Board of Directors may be called by the Chairman, and, in his absence, by the President or any four members of the Board of Directors. By unanimous consent of the Directors, special meetings of the Board may be held without notice, at any time and place. The presence of a Director at a meeting shall constitute a Waiver of Notice except where the Director attends solely to protest the legality of the meeting.

Section 5. Notice. Notice of all regular and special meetings, except those specified in the second sentence of Section 4 or in Section 7 of this article, shall be delivered in person, mailed, e-mailed, faxed, or sent by telegram to each Director, by the Secretary, at least one day previous to the time fixed for the meetings. All notices of special meetings shall state the purposes thereof.

Section 6. Quorum and Required Vote. A majority of the Directors shall constitute a quorum for the transaction of business unless a greater number is required by law or by the Articles of Incorporation. The act of a majority of the Directors present at any meeting at which a quorum is present shall be the act of the Board of Directors, unless the act of a greater number is required by statute, these bylaws, or by the Articles of Incorporation. If a quorum shall not be present at any meeting of Directors, the Directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

Section 7. Annual Meeting; Election of Officers. The Directors shall elect officers of the corporation, and fix their salaries; such elections to be held at the Directors' meeting following each annual shareholders' meeting. No notice of such meeting shall be necessary to any newly elected Director in order to legally constitute the meeting, provided a quorum shall be present. The Board of Directors also may elect other officers, and fix the salaries of such officers, at other times and from time to time as the Board may deem necessary or appropriate for transaction of the business of the corporation. Any officer may be removed at any time by a two-thirds vote of the full Board of Directors.

Section 8. Vacancies. All vacancies occurring in the Board of Directors, whether caused by resignation, death or otherwise, may be filled by the affirmative vote of two-thirds of the remaining Directors though less than a quorum of the Board of Directors. A Director elected to fill a vacancy shall be elected for the unexpired portion of the term of his predecessor in office.

Section 9. Directors' Report. At each annual shareholders' meeting the Directors shall submit a statement of the business done during the preceding year, together with a report of the general financial condition of the corporation, and of the condition of its tangible property.

Section 10. Committees of Directors. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the Directors of the corporation. Any such committee, to the extent provided in the resolution of the Board of Directors, or in these bylaws, shall have and may exercise all of the power and authority of the Board of Directors in the management of the business and affairs of the corporation, but no such committee shall have the power or authority in reference to amending the Articles of Incorporation, adopting an agreement of merger or consolidation, recommending to shareholders the sale, lease, or exchange of all or substantially all of the corporation's property and assets, recommending to the shareholders the dissolution of the corporation or revocation of a dissolution, amending the bylaws of the corporation, or filling vacancies in the Board, and unless a resolution of the Board of Directors, the Articles of Incorporation or the bylaws expressly so provides, no such committee shall have the power or authority to declare a distribution, dividend, or to authorize the issuance of stock.

Section 11. Compensation of Directors. The Board of Directors, by the affirmative vote of a majority of the Directors then in office, and irrespective of any personal interest of any of them, shall have authority to fix the compensation of all Directors for services to the corporation as directors, officers, or otherwise.

Section 12. Action by Written Consent. Unless otherwise restricted by the Articles of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any Committee thereof may be taken without a meeting, if all members of the Board or Committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes or proceedings of the Board or Committee.

Section 13. Participation in Meeting by Telephone. By oral or written permission of a majority of the Board of Directors, a member of the Board of Directors or of a Committee designated by the Board may participate in a meeting by means of conference telephone or similar communications equipment through which all persons participating in the meeting can communicate with the other participants. Participation in a meeting pursuant to this Section constitutes presence in person at the meeting.

Section 14. Nomination of Director Candidates. Nomination of candidates for election as Directors of the Corporation at any meeting of shareholders called for election of Directors (an "Election Meeting") may be made by the Board of Directors or by any shareholder entitled to vote at such Election Meeting but only in accordance with the procedure outlined herein.

         (a) Procedure for Nominations by the Board of Directors. Nominations made by the Board of Directors shall be made at a meeting of the Board of Directors, or by written consent of Directors in lieu of a meeting, not less than 30 days prior to the date of the Election Meeting, and such nominations shall be reflected in the minute books of the corporation as of the date made. At the request of the Secretary of the corporation each proposed nominee shall provide the corporation with such information concerning himself or herself as is required, under the rules of the Securities and Exchange Commission, to be included in the corporation's proxy statement soliciting proxies for his or her election as a director.

         (b) Procedure for Nominations by Shareholders. Not less than 90 days prior to the first anniversary of the preceding year's annual meeting any shareholder who intends to make a nomination at the Election Meeting shall deliver a notice to the Secretary of the Corporation setting forth (i) the name, age, business address and residence of each nominee proposed in each such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of capital stock of the Corporation which are beneficially owned by each such nominee and (iv) such other information concerning each such nominee as would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee.

         (c) Determination of Compliance with Procedures. If the Chairman of the Election Meeting determines that a nomination was not in accordance with the foregoing procedures, such nomination shall be void.


                                    ARTICLE V

                                    Officers

Section 1. In General. The officers of this corporation shall include a Chairman of the Board, a President, a Secretary and a Treasurer, and may include a Vice Chairman of the Board, one or more Vice Presidents, Senior Vice Presidents or Executive Vice Presidents and such Assistant Secretaries and Treasurers or other officers as shall seem necessary or appropriate to the Board of Directors from time to time. None of said officers, except the Chairman of the Board, the President, and the Vice Chairman of the Board, need be a Director. Any of the aforementioned offices, except those of Chairman of the Board and President, of Chairman of the Board and Vice-Chairman of the Board, of President and Vice-President or Executive Vice President, of Treasurer and Assistant Treasurer, or of Secretary and Assistant Secretary, may be held by the same person, but no officer shall execute, acknowledge, or verify any instrument or document in more than one capacity. As and whenever it determines the same to be appropriate, the Board of Directors may designate the President, an Executive Vice President, a Vice President, or the Treasurer as the Chief Financial Officer of the corporation, and any such officer so designated (while he continues to hold the office held at the time of such designation and until such designation is revoked or a different officer is so designated by the Board of Directors) may identify himself and execute instruments and other documents using the title of Chief Financial Officer.

Section 2. Chairman of the Board. The Chairman of the Board shall be selected by, and from among the membership of, the Board of Directors. Except as otherwise indicated in these bylaws, the Chairman of the Board shall preside at all meetings of the shareholders and of the Board of Directors and of any Board committee at which he is in attendance. He shall serve as principal adviser with respect to all sales and marketing activities of the corporation and its subsidiaries, shall sign stock certificates as provided in Section 1 of Article II of these bylaws and shall perform such other duties and functions as shall be assigned to him from time to time by the Board of Directors. Except where by law the signature of the President of the corporation is required, the Chairman of the Board shall possess the same power and authority as the President to sign all certificates, contracts, instruments, papers, and documents of every conceivable kind and character whatsoever, in the name of and on behalf of the corporation, as may be authorized by the Board of Directors. During the absence or disability of the President, the Chairman of the Board shall exercise all of the powers and discharge all of the duties of the President. In case of the absence or the disability of the Chairman of the Board, his duties shall be performed by the President, and in case of the President's absence, by the Vice Chairman of the Board or, with respect to a shareholder meeting, by such Vice President or Executive Vice President as the Board of Directors may designate.

Section 3. Vice Chairman of the Board. If the Board of Directors elects a Vice Chairman of the Board, he shall be selected from the membership of the Board of Directors. During the absence or disability of both the Chairman of the Board and the President, or while both such offices are vacant, he shall preside at all meetings of the Board of Directors and of any Board committee at which he is in attendance. During the absence or disability of both the President and the Chairman of the Board, or while both such offices are vacant for any reason, the Vice Chairman of the Board shall have and may exercise any and all of the powers and duties of the President and of the Chairman of the Board. At all other times the Vice Chairman of the Board shall be responsible to the Chairman of the Board and through him (or during the absence or disability of the Chairman of the Board or while that office is vacant for any reason, directly) to the Board of Directors for the exercise, performance, and discharge of such powers, duties, and responsibilities as the Chairman of the Board or the Board of Directors shall see fit to vest in or delegate to him or which are vested in or imposed upon him by the bylaws.

Section 4. President and Chief Executive Officer. The President shall be selected by, and from among the membership of, the Board of Directors. The President shall be (and may identify himself and execute instruments and other documents using the title of) the Chief Executive Officer of the corporation and shall, in general, supervise and manage the business affairs of the corporation, including, but not limited to, by discharging any and all duties normally and customarily incident to the office of President and Chief Executive Officer of a corporation and such other duties and functions as shall be assigned to him from time to time by the Board of Directors. During the absence or disability of the Chairman of the Board, or while such office is vacant, the President shall perform all duties and functions, and while so acting shall have all of the powers and authority, of the Chairman of the Board.

Section 5. Vice Presidents. The Board of Directors may elect or appoint one or more Vice Presidents and may designate one or more Vice Presidents as Executive Vice Presidents. Unless the Board of Directors shall otherwise provide by resolution duly adopted by it, or as otherwise provided in these bylaws, such of the Vice Presidents as shall have been designated Executive Vice Presidents and who are members of the Board of Directors in the order specified by the Board of Directors shall perform the duties and exercise the powers of the President during the absence or disability of the President if the office of the Chairman of the Board is vacant. The Vice Presidents shall perform such other duties as may be delegated to them by the Board of Directors, the Chairman of the Board or the President.

Section 6. Secretary and Assistant Secretaries. The Secretary shall issue notices of all Directors' and shareholders' meeting, and shall attend and keep the minutes of the same; shall have charge of all corporation books, records and papers; shall be custodian of the corporate seal, all stock certificates and written contracts of the corporation; and shall perform all such other duties as are incident to his office. The Secretary shall also perform such duties as are assigned to him from time to time by the Board of Directors. The Assistant Secretary or Assistant Secretaries, in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary.

Section 7. Treasurer and Assistant Treasurers. The Treasurer shall have custody of all corporate funds and securities and shall keep in books belonging to the corporation full and accurate accounts of all receipts and disbursements; he shall deposit all moneys, securities and other valuable effects in the name of the corporation in such depositories as may be designated for that purpose by the Board of Directors. He shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chairman of the Board, the President, and the Board of Directors whenever requested by them an account of all his transactions as Treasurer. If required by the Board of Directors, he shall keep in force a bond, in form, amount and with a surety or sureties satisfactory to the Board of Directors, conditioned for faithful performance of the duties of his office, and for restoration to the corporation in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and property of whatever kind in his possession or under his control belonging to the corporation. He shall perform such other duties as may be delegated to him by the Board of Directors or the President. The Assistant Treasurer or Assistant Treasurers, in the absence or disability of the Treasurer, shall perform the duties and exercise the powers of the Treasurer. If required by the Board of Directors, any Assistant Treasurer also shall keep in force a bond as provided in this Section.

Section 8. Indemnification of Directors, Officers and Others. Pursuant to the provisions of Article XI of the Articles of Incorporation of the corporation, the corporation shall indemnify any of its Directors and officers and may indemnify any of its employees and agents (in each case including such person's heirs, executors, administrators and legal representatives) in accordance with the following provisions of this bylaw:

     A.Indemnification of Directors and Officers: Claims by Third Parties. The corporation shall, to the fullest extent authorized or permitted by the Michigan Business Corporation Act, as amended (the "Act") or other applicable law, as the same presently exist or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, indemnify a Director or officer (an "Indemnitee") who was or is a party or is threatened to be made a party to a threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal, other than an action by or in the right of the corporation, by reason of the fact that he or she is or was a Director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against expenses, including attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action, suit, or proceeding, if the Indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders, and with respect to a criminal action or proceeding, if the Indemnitee had no reasonable cause to believe his or her conduct was unlawful. The termination of an action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the Indemnitee did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders, and, with respect to a criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

     B.Indemnification of Directors and Officers: Claims Brought by or in the Right of the Corporation. The corporation shall, to the fullest extent authorized or permitted by the Act or other applicable law, as the same presently exist or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, indemnify an Indemnitee who was or is a party or is threatened to be made a party to a threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a Director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against expenses, including attorneys' fees, and amounts paid in settlement actually and reasonably incurred by the Indemnitee in connection with the action or suit, if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders. However, indemnification shall not be made under this Section B for a claim, issue, or matter in which the Indemnitee has been found liable to the corporation unless and only to the extent that the Court in which the action or suit was brought has determined upon application that, despite the adjudication of liability but in view of all circumstances of the case, the Indemnitee is fairly and reasonably entitled to indemnification for the expenses which the Court considers proper.

     C.Actions Brought by the Indemnitee. Notwithstanding the provisions of Subsections A and B of this Section 8, the corporation shall not be required to indemnify an Indemnitee in connection with an action, suit, proceeding or claim (or part thereof) brought or made by such Indemnitee, unless such action, suit, proceeding or claim (or part thereof): (i) was authorized by the Board of Directors of the corporation; or (ii) was brought or made to enforce this Section 8 and the Indemnitee has been successful in such action, suit, proceeding or claim (or part thereof).

     D.Approval of Indemnification. An indemnification under Subsections A or B of this Section 8, unless ordered by the court, shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the Indemnitee is proper in the circumstances because such Indemnitee has met the applicable standard of conduct set forth in Subsections A or B of this Section 8, as the case may be, and upon an evaluation of the reasonableness of expenses and amounts paid in settlement. This determination and evaluation shall be made in any of the following ways:

       (a) By a majority vote of a quorum of the Board of Directors consisting of Directors who are not parties or threatened to be made parties to the action, suit, or proceeding.

       (b) If a quorum cannot be obtained in subsection (a), then by majority vote of a committee of Directors who are not parties to the action. The committees shall consist of not less than three (3) disinterested Directors.

       (c)  By independent legal counsel in a written opinion.

       (d)  By the shareholders.

     E.Advancement of Expenses. The corporation may pay or reimburse the reasonable expenses incurred by an Indemnitee who is a party or threatened to be made a party to an action, suit, or proceeding in advance of final disposition of the proceeding if all of the following apply:

        (a) The Indemnitee furnishes the corporation a written affirmation of his or her good faith belief that he or she has met the applicable standard of conduct set forth in Subsections A and B above.

        (b) The Indemnitee furnishes the corporation a written undertaking, executed personally or on his or her behalf, to repay the advance if it is ultimately determined that he or she did not meet the standard of conduct.

        (c) A determination is made that the facts then known to those making the determination would not preclude indemnification under the Act.

       The undertaking required by subsection (b) must be an unlimited general obligation of the Indemnitee but need not be secured. Determinations of payments under this Section shall be made in the manner specified in Subsection D above.

     F.Partial Indemnification. If an Indemnitee is entitled to indemnification under Subsections A or B of this Section 8 for a portion of expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement, but not for the total amount, the corporation shall indemnify the Indemnitee for the portion of the expenses, judgments, penalties, fines, or amounts paid in settlement for which the Indemnitee is entitled to be indemnified.

     G.Indemnification of Employees and Agents. Any person who is not covered by the foregoing provisions of this Section 8 and who is or was an employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, may be indemnified to the fullest extent authorized or permitted by the Act or other applicable law, as the same exists or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, but in any event only to the extent authorized at any time or from time to time by the Board of Directors.

     H.Other Rights of Indemnification. The indemnification or advancement of expenses provided under Subsections A through G of this Section 8 is not exclusive of other rights to which a person seeking indemnification or advancement of expenses may be entitled under the articles of incorporation, bylaws, or a contractual agreement. The total amount of expenses advanced or indemnified from all sources combined shall not exceed the amount of actual expenses incurred by the person seeking indemnification or advancement of expenses. The indemnification provided for in Subsections A through G of this Section 8 continues as to a person who ceases to be a Director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of the person.

     I.Definitions. "Other enterprises" shall include employee benefit plans;
       "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and "serving at the request of the corpor-ation" shall include any service as a Director, officer, employee, or agent of the corporation which imposes duties on, or involves services by, the Director, officer, employee or agent with respect to an employee benefit plan, its participants or its beneficiaries; and a person who acted in good faith and in a manner he or she reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be considered to have acted in a manner "not opposed to the best interests of the corporation or its shareholders" as referred to in Subsections A and B of this Section 8.

     J.Liability Insurance. The corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not the corporation would have power to indemnify him or her against liability under the pertinent provisions of the Act.

     K.Enforcement. If a claim under this Section 8 is not paid in full by the corporation within thirty (30) days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim, and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the corporation) that the claimant has not met the standards of conduct which make it permissible under the Act for the corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its Board of Directors, a committee thereof, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because such claimant has met the applicable standard of conduct set forth in the Act nor an actual determination by the corporation (including its Board of Directors, a committee thereof, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     L.Contract With the Corporation. The right to indemnification conferred in this Section 8 shall be deemed to be a contract right between the corporation and each Director or officer who serves in any such capacity at any time while this Section 8 is in effect, and any repeal or modification of this Section 8 shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts.

     M.Application to a Resulting or Surviving Corporation or Constituent
       Corporation. The definition for "corporation" found in Section 569 of the Act, as the same exists or may hereafter be amended is, and shall be, specifically excluded from application to this Section 8. The indemnification and other obligations set forth in this Section 8 of the corporation shall be binding upon any resulting or surviving corporation after any merger or consolidation with the corporation. Notwithstanding anything to the contrary contained herein or in Section 569 of the Act, no person shall be entitled to the indemnification and other rights set forth in this Section 8 for acting as a Director or officer of another corporation prior to such other corporation entering into a merger or consolidation with the corporation.

     N.Severability. Each and every paragraph, sentence, term and provision of this Section 8 shall be considered severable in that, in the event a court finds any paragraph, sentence, term or provision to be invalid or unenforceable, the validity and enforceability, operation, or effect of the remaining paragraphs, sentences, terms, or provisions shall not be affected, and this Section 8 shall be construed in all respects as if the invalid or unenforceable matter had been omitted.

                                  ARTICLE VI

                             Dividends and Finance

Section 1. Dividends. Dividends, to be paid out of the surplus earnings of the corporation, or as otherwise permitted in accordance with the provisions of the governing statute, may be declared from time to time by resolution of the Board of Directors; but no dividend shall be paid that will impair the capital of the corporation. Dividends may be paid in cash, in property or in shares of the capital stock, subject to any provisions of the governing statute or the Articles of Incorporation.

Section 2. Deposits. The funds of the corporation shall be deposited in such banks or trust companies as the Directors shall designate and shall be withdrawn only upon checks issued and signed in accordance with regulations adopted by the Board of Directors.

Section 3. Checks. All checks, drafts and orders for the payment of money shall be signed in the name of the corporation in such manner and by such officer or officers or such other person or persons as the Board of Directors shall from time to time designate for that purpose.

                                  ARTICLE VII

                                  Fiscal Year

Section 1. The fiscal year of this corporation shall end on the last Saturday of April each year. The fiscal year may be changed by the Board of Directors by resolution of the Board of Directors.


                                 ARTICLE VIII

                                  Amendments

These bylaws may be altered, amended or repealed in whole or in part and new bylaws may be adopted either:

     (a) By the affirmative vote of the holders of record of not less than 67% of the outstanding stock of the Corporation entitled to vote in elections of Directors; or

     (b) By the affirmative vote of a majority of the Board of Directors at any meeting of the Board, or by written consent signed by all members of the Board of Directors; provided, however, no such alteration, amendment or repeal of Article VIII (a) of these bylaws shall be made by the Board of Directors or be effective unless such alteration, amendment or repeal shall be first approved by the affirmative vote of the holders of record of not less than 67% of the outstanding stock of the corporation entitled to vote in elections of Directors.

                                  ARTICLE IX

                              General Provisions

Section 1. Distributions in Cash or Property. The Board of Directors may authorize and the corporation may make distributions to its shareholders subject to restriction by the Articles of Incorporation and/or unless otherwise limited by the Articles of Incorporation, these bylaws or the Act.

Section 2. Reserves. The Board of Directors shall have power and authority to set apart such reserve or reserves, for any proper purpose, as the Board in its discretion shall approve, and the Board shall have the power and authority to abolish any reserve created by the Board.

Section 3. Voting Securities. Unless otherwise directed by the Board of Directors, the President or in the case of his absence or inability to act, the Chairman of the Board or the Vice Chairman of the Board, or in the case of their absence or inability to act, the Vice Presidents, including Executive Vice Presidents, in order of their seniority, shall have full power and authority on behalf of the corporation to attend and to act and to vote, or to execute in the name or on behalf of the corporation a consent in writing in lieu of a meeting of shareholders or a proxy authorizing an agent or attorney-in-fact for the corporation to attend and vote at any meetings of security holders of corporations in which the corporation may hold securities, and at such meetings he or his duly authorized agent or attorney-in-fact shall possess and may exercise on behalf of the corporation any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the corporation might have possessed and exercised if present. The Board of Directors by resolution from time to time may confer like power upon any other person or persons.

Section 4. Contracts, Conveyances, Etc. When the execution of any contract, conveyance or other instrument has been authorized without specification of the executing officers, the Chairman of the Board, the Vice Chairman of the Board, the President or any Vice President, and the Secretary or any Assistant Secretary, may execute the same in the name and on behalf of this corporation and may affix the corporate seal thereto. The Board of Directors shall have power to designate the officers and agents who shall have authority to execute any instrument in behalf of the corporation.

Section 5. Corporate Books and Records. The corporation shall keep books and records of account and minutes of the proceedings of its shareholders, Board of Directors and executive committees, if any. The corporation shall keep at its registered office, or at the office of its transfer agent in or outside the State of Michigan, records containing the names and addresses of all shareholders, the number, class and series of shares held by each and the dates when they respectively became holders of record. Any of the books, records or minutes may be in written form or in any other form capable of being converted into written form within a reasonable time. The corporation shall convert into written form without charge any record not in written form, unless otherwise requested by a person entitled to inspect the records.

Section 6. Seal. The seal of the corporation shall have inscribed thereon the name of the corporation and the words "Corporate Seal" and "Michigan." The seal may be used by causing it or a facsimile to be affixed, impressed or reproduced in any other manner.

                                  EXHIBIT 13
                               Financial Report

Report of Management Responsibilities


La-Z-Boy Incorporated
     The management of La-Z-Boy Incorporated is responsible for the preparation of the accompanying consolidated financial statements, related financial data and all other information included in the following pages. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's estimates and judgements where appropriate.
     Management is further responsible for maintaining the adequacy and effectiveness of established internal controls. These controls provide reasonable assurance that the assets of La-Z-Boy Incorporated are safeguarded and that transactions are executed in accordance with management's authorization and are recorded properly for the preparation of financial statements. The internal control system is supported by written policies and procedures, the careful selection and training of qualified personnel and a program of internal auditing.
     The accompanying report of the Company's independent accountants states their opinion on the Company's consolidated financial statements, based on audits conducted in accordance with auditing standards generally accepted in the United States of America. The Board of Directors, through its Audit Committee composed exclusively of outside directors, is responsible for reviewing and monitoring the financial statements and accounting practices. The Audit Committee meets periodically with the internal auditors, management and the independent accountants to ensure that each is meeting its responsibilities. The Audit Committee and the independent accountants have free access to each other with or without management being present.



Gerald L. Kiser
President and Chief Operating Officer




David M. Risley
Chief Financial Officer


                        Report of Independent Accountants



     To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in shareholders' equity, including pages 39-50,present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 28, 2001 and April 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 28, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
May 30, 2001

                           Consolidated Balance Sheet

(Amounts in thousands)                          As of      4/28/01     4/29/00
-------------------------------------------------------------------------------

Assets
------

Current assets
   Cash and equivalents...........................         $23,565      $14,353
   Receivables, less allowance of $30,546 in
      2001 and $25,474 in 2000....................         380,867      394,453
   Inventories
      Raw materials...............................          90,381       91,018
      Work-in-progress............................          62,465       63,635
      Finished goods..............................         115,425       98,623
                                                       -----------  -----------
        FIFO inventories..........................         268,271      253,276
        Excess of FIFO over LIFO..................         (10,384)      (7,473)
                                                       -----------  -----------
           Total inventories......................         257,887      245,803
   Deferred income taxes..........................          26,168       22,374
   Other current assets...........................          20,289       15,386
                                                      -----------   -----------
            Total current assets..................         708,776      692,369
Property, plant and equipment
   Buildings and building fixtures................         199,473      189,588
   Machinery and equipment........................         177,851      162,485
   Information systems............................          31,308       27,836
   Land and land improvements.....................          25,490       25,173
   Transportation equipment.......................          17,909       17,454
   Network and production tracking systems........           6,053        6,080
   Other..........................................          24,284       22,755
                                                       -----------  -----------
                                                           482,368      451,371
       Less: accumulated depreciation.............         252,027      223,488
                                                      -----------   -----------
          Property, plant and equipment, net......         230,341      227,883
Goodwill, less accumulated amortization
   of $21,810 in 2001 and $17,360 in 2000.........         112,755      116,668
Trade names, less accumulated amortization of
   $5,792 in 2001 and $1,052 in 2000..............         134,667      135,340
Other long-term assets, less allowance of
   $6,404 in 2001 and $6,747 in 2000..............          35,964       46,037

                                                       -----------  -----------
          Total assets............................      $1,222,503   $1,218,297
                                                       ===========  ===========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           Consolidated Balance Sheet


(Amounts in thousands, except par value)         As of     4/28/01      4/29/00
-------------------------------------------------------------------------------
Liabilities and shareholders' equity
------------------------------------

Current liabilities
   Lines of credit.....................................    $10,380      $8,000
   Current portion of long-term debt...................      5,304       5,119
   Current portion of capital leases...................        541         457
   Accounts payable....................................     92,830      90,392
   Payroll and other compensation......................     78,550      74,724
   Income taxes........................................     11,490       5,002
   Other current liabilities...........................     50,820      53,312
                                                       -----------  ----------
      Total current liabilities........................    249,915     237,006
Long-term debt.........................................    196,923     233,938
Capital leases.........................................      2,496       2,156
Deferred income taxes..................................     45,709      50,280
Other long-term liabilities............................     32,314      31,825
Contingencies and commitments (Note 12)................
Shareholders' equity
   Preferred shares-5,000 authorized; none issued......        --          --
   Common shares, $1 par value-150,000 authorized;
      60,501 outstanding in 2001 and 61,328
      outstanding in 2000..............................     60,501      61,328
   Capital in excess of par value......................    210,924     211,450
   Retained earnings...................................    427,616     392,458
   Accumulated other comprehensive loss................     (3,895)     (2,144)
                                                       -----------  ----------
     Total shareholders' equity....................        695,146     663,092

                                                       -----------  ----------
       Total liabilities and shareholders' equity..     $1,222,503  $1,218,297
                                                       =========== ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        Consolidated Statement of Income


(Amounts in thousands,                       4/28/01      4/29/00      4/24/99
except per share data) Fiscal year ended   (52 weeks)   (53 weeks)   (52 weeks)
--------------------------------------------------------------------------------

Sales..................................... $2,256,197   $1,782,916   $1,339,962
Cost of sales.............................  1,753,000    1,350,561      997,975
                                           ----------  -----------  -----------
   Gross profit...........................    503,197      432,355      341,987

Selling, general and administrative.......    382,403      289,507      235,228
                                           ----------  -----------  -----------
   Operating profit.......................    120,794      142,848      106,759

Interest expense..........................     17,960        9,655        4,440
Interest income...........................      1,779        1,976        2,181
Other income, net.........................      7,431        5,144        2,738
                                           ----------  -----------  -----------
   Pretax income..........................    112,044      140,313      107,238

Income tax expense (benefit)
   Federal   -current.....................     44,866       49,491       41,286
             -deferred....................     (6,930)      (3,288)      (4,727)
   State     -current.....................      6,576        7,048        5,114
             -deferred....................       (804)        (552)        (577)
                                           ----------  -----------  -----------
Total income tax expense..................     43,708       52,699       41,096

                                           ----------  -----------  -----------
   Net income.............................    $68,336      $87,614      $66,142
                                           ==========    =========   ==========

   Basic average common shares............     60,550       54,488       52,890

   Basic net income per common share......      $1.13        $1.61        $1.25

   Diluted weighted average common shares.     60,692       54,860       53,148

   Diluted net income per common share....      $1.13        $1.60        $1.24


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                           Consolidated Statement of Cash Flows



                                                                    4/28/01       4/29/00     4/24/99
(Amounts in thousands)                       Fiscal year ended     (52 weeks)    (53 weeks)  (52 weeks)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income..................................................       $68,336      $87,614     $66,142
   Adjustments to reconcile net income to
      net cash provided by operating activities
         Depreciation and amortization.........................        45,697       30,342      22,081
         Change in receivables.................................        13,488      (42,595)    (26,875)
         Change in inventories.................................        (3,159)      (4,703)     (4,607)
         Change in payables....................................         2,438       (4,356)      8,716
         Change in other assets and liabilities................        (7,542)      (2,075)     19,571
         Change in deferred taxes..............................        (8,365)      (5,797)     (3,130)
         Proceeds from insurance recovery......................         5,116          --          --
                                                                    ---------    ---------    --------
             Total adjustments.................................        47,673      (29,184)     15,756
                                                                    ---------    ---------    --------
     Net cash provided by operating activities.................       116,009       58,430      81,898

Cash flows from investing activities
   Proceeds from disposals of assets...........................         2,302        1,202         401
   Capital expenditures........................................       (37,416)     (37,968)    (25,316)
   Acquisition of operating divisions, net of cash acquired....          --        (57,952)       --
   Change in other long-term assets............................        (2,476)      (9,681)     (4,895)
                                                                    ---------    ---------    --------
         Net cash used for investing activities................       (37,590)    (104,399)    (29,810)

Cash flows from financing activities
   Proceeds from debt..........................................        87,380      175,622        --
   Payment of debt.............................................      (121,830)    (110,319)     (6,786)
   Capital leases..............................................           424          801      (1,199)
   Stock issued for stock option & 401(k) plans................        10,564        9,235       8,333
   Repurchase of common stock..................................       (23,906)     (31,046)    (30,460)
   Dividends paid..............................................       (21,189)     (17,447)    (16,417)
                                                                    ---------    ---------    --------
         Net cash provided by (used for) financing activities..       (68,557)      26,846     (46,529)

Effect of exchange rate changes on cash and equivalents........          (650)         (74)       (709)
                                                                    ---------    ---------    --------

Net increase (decrease) in cash and equivalents................         9,212      (19,197)      4,850

Cash and equivalents at beginning of the year..................        14,353       33,550      28,700

                                                                    ---------    ---------    --------
Cash and equivalents at end of the year........................       $23,565      $14,353     $33,550
                                                                    =========    =========   =========
Cash paid during the year
   -Income taxes...............................................       $57,383      $52,210     $44,842
   -Interest...................................................       $17,480       $7,128      $4,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                           Consolidated Statement of Changes in Shareholders' Equity



                                                                                          Accumu-
                                                             Capital in                 lated other
                                                Common       excess of       Retained   Comprehen-
(Amounts in thousands)                          shares       par value       earnings     sive loss     Total
--------------------------------------------------------------------------------------------------------------
          At April 25, 1998...............      $17,850        $29,262       $342,146     ($1,049)    $388,209


Three-for-one stock split.................       35,700                       (35,700)                    --
Repurchases of common stock...............       (1,700)                      (28,760)                 (30,460)
Stock options/401(k)......................          490          2,320          5,523                    8,333
Dividends paid............................                                    (16,417)                 (16,417)
Comprehensive income
   Net income.............................                                     66,142
   Translation adjustment.................                                                   (892)
   Total comprehensive income.............                                                              65,250
                                               --------      ---------      ---------    --------    ---------
          At April 24, 1999...............       52,340         31,582        332,934      (1,941)     414,915


Repurchases of common stock................       (1,749)                      (29,297)                 (31,046)
Stock options/401(k)......................          609          1,139          7,487                    9,235
Stock issued for acquisition .............       10,128        178,729         11,167                  200,024
Dividends paid............................                                    (17,447)                 (17,447)
Comprehensive income
   Net income.............................                                     87,614
   Translation adjustment.................                                                   (203)
   Total comprehensive income.............                                                              87,411
                                               --------      ---------      ---------    --------    ---------
          At April 29, 2000...............       61,328        211,450        392,458      (2,144)     663,092


Repurchases of common stock...............       (1,618)                      (22,288)                 (23,906)
Stock options/401(k)......................          791           (526)        10,299                   10,564
Dividends paid............................                                    (21,189)                 (21,189)
Comprehensive income
   Net income.............................                                     68,336
   Unrealized loss on marketable
   securities, net of taxes...............                                                   (768)
   Translation adjustment.................                                                   (983)
   Total comprehensive income.............                                                              66,585
                                               --------      ---------       ---------   --------    ---------
          At April 28, 2001...............      $60,501       $210,924        $427,616    ($3,895)    $695,146
                                               ========      =========       =========  =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  Notes to Consolidated Financial Statements


Note 1: Accounting Policies

     The following is a summary of significant accounting policies followed in the preparation of these financial statements. Fiscal years 2001 and 1999 included 52 weeks, whereas fiscal year 2000 included 53 weeks.

Principles of Consolidation
     The consolidated financial statements include the accounts of La-Z-Boy Incorporated and its wholly owned subsidiaries, termed "the Company". All significant intercompany transactions have been eliminated. Certain non-U.S. subsidiaries are consolidated on a one-month lag.

Risks and Uncertainties
     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results could differ from those estimates.

Cash and Equivalents
     For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories
     Inventories are valued at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis. Excess of first in, first out basis
(FIFO) over the LIFO basis at April 28, 2001 and April 29, 2000 includes $15 million and $17 million, respectively, for inventory written-up to fair value for 2000 acquisitions. This purchase accounting adjustment reduces earnings in periods that the related inventory is sold.

Property, Plant and Equipment
     Items capitalized, including significant betterments to existing facilities, are recorded at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.
     Buildings, land improvements and building fixtures are depreciated over periods of 15-30 years. Machinery and equipment are depreciated over a period of 10 years. Information systems are depreciated over periods of 2-5 years. Transportation equipment is depreciated over 5 years. Network and production tracking systems are depreciated over periods of 5-10 years.

Goodwill
     The excess of the cost of operating companies acquired over the fair value of their net assets is amortized on a straight-line basis over 30 years from the date of acquisition. Goodwill is evaluated periodically for impairment.

Trade Names
     Trade names are amortized on a straight-line basis over 30 years. Trade names are evaluated periodically for impairment.

Revenue Recognition
     Revenue is recognized upon shipment of product. Provision is made at the time revenue is recognized for estimated product returns and warranties as well as other incentives that may be offered to customers. In accordance with Emerging Issues Task Force consensus 00-10, related to accounting for freight revenues, which became applicable in the fourth quarter of fiscal year 2001, shipping and handling revenues are included in sales and associated expenses are included in cost of goods sold. Prior period information has been reclassified to reflect this change.

Income Taxes
     Income taxes are provided on all applicable revenue and expense items included in the consolidated statement of income, regardless of the period such items are recognized for income tax purposes.

Foreign Currency Translation
     The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders' equity in other comprehensive income.

Financial Instruments and Hedging
     The Company uses interest rate swap agreements to manage interest rate volatility. As interest rates change the differential to be paid or received under the swap agreements is recognized in interest expense for the period. The Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in fiscal year 2002. This statement requires that all derivatives be recognized on the balance sheet at fair value.

Reclassification
     Certain prior year information has been reclassified to be comparable to the current year presentation.


Note 2: Restructuring

     In the fourth quarter of fiscal year 2001, the Company recorded a restructuring charge of $11.2 million ($6.9 million after tax) as a result of strategic decisions to rationalize production capacity to achieve more efficient production utilization and exit certain unprofitable product lines. The $11.2 million charge, which is included in cost of sales, included fixed asset writedowns of $4.0 million, severance and benefit related costs of $1.2 million, inventory writedowns of $3.3 million and other restructuring related costs of $2.7 million. Approximately 310 jobs in manufacturing and management will be eliminated as these actions are phased in over the next fiscal year. At fiscal year end, a liability of approximately $3.9 million remained on the consolidated balance sheet to account for restructuring activities. This amount consists of severance and benefit related costs of $1.2 million and other restructuring related costs of $2.7 million.


Note 3: Acquisitions

     On January 29, 2000, the Company acquired LADD Furniture, Inc., then a publicly traded furniture manufacturer, in a stock-for-stock merger, at which time LADD became a wholly owned subsidiary of the Company. The holders of LADD stock received approximately 9.2 million shares of La-Z-Boy common stock in consideration for their LADD shares. In addition, LADD employee stock options then outstanding were replaced by about 1 million La-Z-Boy common stock options. Total consideration, including acquisition costs, was $190 million. On December 28, 1999, the Company acquired all of the outstanding stock of Alexvale Furniture, Inc., a manufacturer of medium-priced upholstered furniture, for a combination of cash and La-Z-Boy common stock totaling $17 million. On June 1, 1999, the Company acquired Bauhaus USA, Inc., a manufacturer of upholstered furniture primarily marketed to department stores, for $59 million, in a cash transaction.
     The above acquisitions have been accounted for as purchases. The acquired companies are included in the Company's financial results immediately following the acquisition dates. The excess of the aggregate purchase prices over the fair value of the net identifiable assets acquired of $74 million has been recorded as goodwill.
     The following unaudited proforma financial information presents combined results of operations of the above companies with the Company as if the acquisitions had occurred as of the beginning of fiscal 1999. The proforma financial information gives effect to certain adjustments resulting from the acquisitions and related financing. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the separate operations of each company constituted a single entity during such periods.


                                             Unaudited, year ended
                                             ---------------------
(Amounts in thousands,        4/28/01        4/29/00       4/24/99
except per share data)      (52 weeks)     (53 weeks)    (52 weeks)
-------------------------------------------------------------------
Sales....................   $2,256,197     $2,301,910    $2,107,938
Net income...............      $68,336        $97,850       $80,221
Earnings per share.......        $1.13          $1.60         $1.28


Note 4: Debt

                              Interest
(Amounts in thousands)         Rates   Maturity   4/28/01   4/29/00
-------------------------------------------------------------------
Revolving credit
   facility..................     5.6%     2005  $130,000   $60,419
Industrial
   revenue bonds.............     4.5%  2002-26    37,227    37,495
Private placement notes......     6.5%     2008    35,000    35,000
Bridge loan facility.........     6.9%     2001      --     105,703
Other debt...................                        --         440
                                                --------- ---------
      Total debt...........................       202,227   239,057
        Less: current portion  ............         5,304     5,119
                                                --------- ---------
                Long-term debt  ...........      $196,923  $233,938
                                                ========= =========
  Weighted avg. interest rate  ............           5.5%     6.4%
                                                ========= =========
           Fair value of debt..............      $202,850  $245,795
                                                ========= =========

     On May 12, 2000, the Company entered into a $300 million unsecured revolving credit facility with a group of banks and used the proceeds to retire an unsecured $150 million bridge loan facility, which had been put into place to finance the acquisition of LADD, and to retire a $75 million unsecured revolving line of credit. The $300 million credit facility uses a performance based interest rate grid with pricing ranging from LIBOR plus .475% to LIBOR plus
 .800% based on the Company's consolidated debt to capital ratio and also requires that certain covenants be met. The revolving credit facility expires on May 12, 2005.
     Industrial revenue bonds were used to finance the construction of manufacturing facilities. The facilities constructed from the bond proceeds are pledged as collateral for the bonds.
     The Company has entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on the floating rate debt. The Company believes that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus the applicable borrowing spread under the revolving credit facility. The fair market value of the swaps would require payment of $2 million at April 28, 2001 if the Company were to terminate the agreement.
     Maturities of long term debt, other than the revolving credit facility, subsequent to April 28, 2001 are; $5 million in 2002, $0 million in 2003, $0 million in 2004, $4 million in 2005 and $0 million in 2006 and $63 million thereafter. As of April 28, 2001, unused lines of credit and commitments remained of $275 million under several credit arrangements.

Note 5: Leases

     The Company has operating leases for manufacturing facilities, executive and sales offices, warehousing and showrooms, as well as for equipment for manufacturing, transportation and data processing. The operating leases expire at various dates through 2026. Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. The Company leases additional transportation and other equipment under capital leases expiring at various dates through 2009. The majority of these capital leases include bargain purchase options.
     Minimum lease payments under capital and operating leases for the five years subsequent to April 28, 2001 are $12 million, $11 million, $10 million, $7 million and $4 million, respectively.


Note 6: Financial Guarantees

     The Company has provided unsecured financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Gallaries(R). The amounts of the guarantees are shown in the following table. Because almost all guarantees are expected to retire without being funded, the contract amounts are not estimates of future cash flows.

(Contract amounts in thousands)         4/28/01       4/29/00
---------------------------------------------------------------
Loan Guarantees...................      $20,034       $17,446
Lease Guarantees..................      $10,651       $11,213

     The guarantees require the dealers to make periodic payments to the Company in exchange for the guarantees. Terms of current guarantees generally range from one to five years.
     The guarantees have off-balance-sheet credit risk because only the periodic payments and any accrual for probable loss are recognized until a guarantee expires. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from other parties.

Note 7: Stock Option Plans

     Shareholders approved an employee Incentive Stock Option Plan that provides grants to certain employees to purchase common shares of the Company at not less than their fair market value at the date of grant. Outstanding options are for five years and ten years and become exercisable at 25% per year beginning one year from the date of grant. The plan originally authorized grants of options up to 7,500,000 common shares for this plan.


                                              Number      Weighted avg.
                                             of shares    exercise price
       -----------------------------------------------------------------
       Outstanding at April 25, 1998.....     1,340,559       $10.87
       Granted...........................       422,220        17.58
       Exercised.........................      (314,814)        9.86
       Expired or cancelled..............       (43,779)       13.82

                                             ----------
       Outstanding at April 24, 1999.....     1,404,186       $13.02
       Granted...........................     1,423,822        17.33
       Exercised.........................      (351,919)       10.64
       Expired or cancelled..............       (75,185)       17.87

                                             ----------
       Outstanding at April 29, 2000.....     2,400,904       $15.65
       Granted...........................       716,930        15.50
       Exercised.........................      (449,852)       10.84
       Expired or cancelled..............      (139,697)       18.11

                                             ----------
       Outstanding at April 28, 2001.....     2,528,285
                                             ==========
       Exercisable at April 28, 2001.....     1,291,386       $15.10
       Shares available for grants at
          April 28, 2001.................     4,885,817



                                                              Weighted
                                            Weighted          remaining
        Range of ex-     Number of        avg. exercise      contractual
       ercise prices      shares              price             life
       ----------------------------------------------------------------
        $9.12-$13.23        667,730       $10.14-$13.23            2.07
         13.25-17.58      1,307,575         14.19-17.58            3.94
         17.85-18.44         85,462               17.93            5.35
       $23.75-$34.33        467,518         23.75-26.22            3.18
       ----------------------------------------------------------------
                          2,528,285              $16.33            3.35


          Range of              Stock options         Weighted avg. ex-
       exercise prices           exercisable            ercise price
       ----------------------------------------------------------------
         $9.12-$13.23                 594,025                    $11.28
          13.25-17.58                 444,567                     15.96
          17.85-18.14                  75,727                     17.94
        $23.75-$34.33                 177,067                     24.57
       ----------------------------------------------------------------
                                    1,291,386                    $15.10

     The shareholders have also approved Restricted Share Plans. Under one plan, a committee of the board of directors is authorized to offer for sale up to an aggregate of 750,000 common shares to certain employees. Under a second plan, up to an aggregate of 150,000 common shares are authorized for sale to non-employee directors. Under the restricted share plans, shares are offered at 25% of the fair market value at the date of grant. The plans require that all shares be held in an escrow account for a period of three years in the case of an employee, or until the participant's service as a director ceases in the case of a director. In the event of an employee's or director's termination during the escrow period, the shares must be sold back to the Company at the employee's cost.
     Common shares aggregating 8,700 were granted and issued during fiscal year 2001 and 3,600 were granted and issued during fiscal year 2000, under the directors' plan. Common shares remaining for future grants under the directors' plan amounted to 83,700 at April 28, 2001.
     Common shares aggregating 68,750 and 47,625 were granted and issued during fiscal years 2001 and 2000, respectively, under the employee Restricted Share Plan. Common shares remaining for future grants under this plan amounted to 497,095 at April 28, 2001.
     Shareholders have also approved a Performance-Based Restricted Stock Plan. This plan authorized awards up to an aggregate of 1,200,000 common shares to key employees. Grants of shares or short-term options to purchase shares are based on achievement of goals over a three-year performance period. At April 28, 2001, target awards were outstanding for which up to approximately 520,000 common shares may be issued in fiscal years 2002 through 2004 based on three outstanding target awards, depending on the extent to which certain performance objectives are met. The cost of awards is expensed over the performance period. In 2001, 98,460 common shares were issued for the three year period that ended in 2000.
     As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
     Had the Company elected to recognize compensation cost for stock options based on the fair value method of accounting prescribed by SFAS No. 123, the additional after tax expense relating to the stock options would have been $2.6 million in 2001, $1.8 million in 2000 and $0.7 million in 1999. Actual expense relating to the stock options was $0.8 million in 2001, $1.5 million in 2000 and $2.7 million in 1999.
     Proforma net income and earnings per share would have been as follows (for the fiscal years ended):

     (Amounts in thousands,        4/28/01      4/29/00    4/24/99
     except per share data)       (52 weeks)  (53 weeks)  (52 weeks)
     ---------------------------------------------------------------
     Net income................      $65,718    $85,832      $65,424
     Basic net income per
         share.................        $1.09      $1.58        $1.24
     Diluted net income per
         share.................        $1.08      $1.56        $1.23

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                     4/28/01    4/29/00    4/24/99
                                   (52 weeks) (53 weeks) (52 weeks)
     ----------------------------------------------------------------
     Risk free interest rate...       4.95%      6.6%       5.15%
     Dividend rate.............       1.9%       2.0%       1.6%
     Expected life in years....       5.0        5.0        4.4
     Stock price volatility....       45%        41%        39%


Note 8: Retirement/Welfare

     The Company has contributory and non-contributory retirement plans for substantially all factory employees.
     Eligible salaried employees are covered under a trusteed profit sharing retirement plan. Discretionary cash contributions to a trust are made annually based on profits.
     The Company maintains certain Non-Qualified Deferred Compensation (NQDC) plans for eligible highly compensated employees including those discussed below.
     The Company has provided executive life insurance to certain highly compensated employees. Such employees are not eligible for current contributions to the profit sharing plan or the non-qualified deferred compensation plan.
     A division of the Company maintains a non-qualified defined benefit retirement plan for certain existing and former salaried employees. Included in other long-term liabilities were plan obligations of $11.7 million in 2001 and $10.6 million in 2000. Included in other long-term assets were $7.6 million in 2001 and $3.9 million in 2000 of available for sale marketable securities to fund future obligations of this plan. This information is not included in the obligation charts.
     Also, voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating divisions. Currently over 70% of eligible employees are participating in the plans. For most divisions, the Company makes matching contributions based on specific formulas and this match is made in La-Z-Boy common shares. The Company maintains defined benefit pension plans for eligible factory hourly employees at some divisions. The net periodic pension cost and retirement costs are as follows (for the fiscal years ended):

     (Amounts in                   4/28/01     4/29/00     4/24/99
      thousands)                 (52 weeks)  (53 weeks)  (52 weeks)
     -------------------------------------------------------------
     Service cost.............     $2,676      $2,791      $2,785
     Interest cost............      4,013       3,644       3,739
     Actual return on plan
        assets................     (1,903)        999      (5,458)
     Net amortization and
        deferral..............     (2,648)     (5,793)       (278)
                                  -------     -------    --------
     Net periodic pension
        cost..................      2,138       1,641         788

     Profit sharing
        /NQDC.................     10,579       7,522       6,851
     401(k)...................      3,744       2,954       2,174
     Other....................        906         637         652
                                  -------     -------    --------
     Total retirement costs...    $17,367     $12,754     $10,465
                                  =======     =======     =======

           The funded status of the pension plans was as follows:

     (Amounts in thousands)                        4/28/01    4/29/00
     ------------------------------------------------------------------
     Change in benefit obligation
      Benefit obligation at beginning of year..    $56,168    $50,310
       Service cost............................      2,676      2,791
       Interest cost...........................      4,013      3,644
       Amendments and new plans................     (5,142)     1,879
       Actuarial gain (loss)...................        472        (82)
       Benefits paid...........................     (2,644)    (2,374)
                                                   -------    -------
        Benefit obligation at end of year......     55,543     56,168
     Change in plan assets
      Fair value of plan assets at
       beginning of year.......................     56,565     58,166
      Actual return on plan assets.............      1,573       (999)
      Employer contribution....................        923      1,772
      Benefits paid............................     (2,644)    (2,374)
                                                   -------    -------
       Fair value of plan assets at year end...     56,417     56,565
                                                   -------    -------
     Funded status                                     874        397
      Unrecognized actuarial gain..............      2,430      4,642
      Unamortized prior service cost...........        934        597
                                                  --------   --------
       Prepaid benefit cost....................     $4,238     $5,636
                                                  ========   ========

     The expected long-term rate of return on defined benefit plan assets was 8.0% for fiscal years 2001, 2000 and 1999. The weighted-average discount rate used in determining the actuarial present value of projected benefit obligations was 7.7% in fiscal year 2001 and 6.8% for fiscal years 2000 and 1999. Vested benefits included in the projected benefit obligation were $56 million and $50 million at April 28, 2001 and April 29, 2000, respectively. Plan assets are invested in a diversified portfolio that consists primarily of debt and equity securities.
     While the plans presented in the tables are over funded in total there are two plans included with aggregate pension benefit obligations of $8.5 million and $7.1 million as well as aggregate pension plan assets of $6.7 million and $6.3 million as of April 28, 2001 and April 29, 2000 respectively.


Note 9: Health Care

     Eligible employees have an opportunity to participate in group health plans. Most participating employees pay their portion of health care through pretax payroll deductions. Health-care expenses were as follows (for the fiscal years ended):
                                   4/28/01      4/29/00      4/24/99
     (Amounts in thousands)      (52 weeks)   (53 weeks)   (52 weeks)
     ----------------------------------------------------------------
     Gross health care..........   $76,989      $50,895      $37,698
     Participant payments.......   (19,132)     (13,277)      (9,406)
                                  --------     --------      -------
        Net health care.........   $57,857      $37,618      $28,292
                                  ========     ========     ========

     The Company makes annual provisions for any current and future retirement health-care costs which may not be covered by retirees' collected premiums.

Note 10:  Income Taxes

     The primary components of the Company's deferred tax assets and (liabilities) were as follows:

     (Amounts in thousands)                        4/28/01   4/29/00
     ----------------------------------------------------------------
     Current
       Bad debt..............................      $16,302   $13,897
       Warranty..............................        8,660     8,701
       Workers' compensation.................        2,933     2,639
       NQDC/other............................        2,313     1,711
       Inventory.............................       (9,332)   (8,516)
       State income tax......................          995     1,024
       Stock options.........................        1,155     1,683
       Receivables - mark to market..........       (2,634)   (5,269)
       Restructuring.........................        1,501       --
       Other.................................        4,275     6,504
                                                   -------   -------
        Total current deferred tax asset.....       26,168    22,374
     Noncurrent
       Trade names...........................      (44,703)  (46,252)
       Pension...............................       (2,254)   (3,672)
       Net operating losses..................          --      1,414
       Other.................................        1,248      (356)
       Valuation allowance...................          --     (1,414)
                                                   -------   -------
        Total noncurrent deferred tax
         liabilities.........................      (45,709)  (50,280)
                                                  --------  --------
         Net deferred tax (liability)........     ($19,541) ($27,906)
                                                  ========  ========

     During fiscal year 2000 a valuation allowance of $1.4 million was established for the deferred tax asset related to a Net Operating Loss (NOL) carry forward for an acquired subsidiary of LADD. Due to a favorable change in

IRS regulations this NOL was utilized to reduce taxable income on LADD's 1999 federal tax return that was filed in 2001. The benefit of this NOL utilization has been recorded as a reduction to goodwill.


     (% of pretax income)                4/28/01    4/29/00    4/24/99
     ------------------------------------------------------------------
     Statutory tax rate..............      35.0%      35.0%      35.0%
     Increase (reduction) in income
        taxes resulting from:
        State income taxes net of
          federal benefit............       3.4        3.0        2.7
        Tax credits..................      (0.3)      (0.1)      (0.1)
        Goodwill.....................       1.4        0.9        0.7

        Tax loss carry forwards......       --        (1.1)       0.1

        Miscellaneous items..........      (0.5)      (0.1)      (0.1)
                                           ----       ----       ----
        Effective tax rate...........      39.0%      37.6%      38.3%
                                           ====       ====       ====

Note 11: Earnings Per Share

     Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share uses the weighted average number of shares outstanding during the period plus the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company's dilutive potential common shares are for employee stock related plans described in Note 7.

                                              Fiscal year ended
                                        -----------------------------
     (Amounts in thousands)             4/28/01    4/29/00   4/24/99
     ----------------------------------------------------------------
     Weighted average common shares
        outstanding (basic)...........   60,550     54,488    52,890
     Effect of options................      142        372       258
                                         ------     ------   -------
     Weighted average common shares
        outstanding (diluted).........   60,692     54,860    53,148
                                         ======     ======    ======

Note 12: Contingencies

     The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that the resultant liability, if any, will not be material based on the Company's previous experience with lawsuits of these types.
     The Company has been named as a potentially responsible party (PRP) at six environmental clean-up sites. Based on a review of all currently known facts and the Company's experience with previous environmental clean-up sites, management does not anticipate that future expenditures for environmental clean-up sites will have a material adverse effect on the Company.

Note 13: Related Parties

     The Company invests in cash and equivalents with a bank whose board of directors includes two members of the board of directors. At the end of fiscal year 2001 and 2000, $22 million and $5 million, respectively, was invested in cash and equivalents with this bank. Trade and notes receivables include $8.5 million due from a dealer who is a relative of a member of the board of directors in 2001.


Note 14: Segments

     The Company has three reportable segments: Residential Upholstery, Residential Casegoods and Contract.
     The Residential Upholstery segment is comprised of operating divisions that primarily manufacture and sell upholstered furniture to dealers. Upholstered furniture includes recliners, sofas, occasional chairs and reclining sofas that are mostly or fully covered with fabric, leather, or vinyl. The operating divisions included in the Residential Upholstery segment are Bauhaus, Centurion, Clayton Marcus, Distincion Muebles, England, HickoryMark, La-Z-Boy, Pennsylvania House Upholstery, and Sam Moore.
     The Residential Casegoods segment is comprised of operating divisions that primarily manufacture or sell hardwood or hardwood veneer furniture to dealers. Casegoods furniture includes dining room tables and chairs, bed frames and bed boards, dressers, coffee tables and end tables. The operating divisions included in the Residential Casegoods segment are American Drew, Hammary, Kincaid, Lea, Pennsylvania House Casegoods and Pilliod.
     The Contract segment is comprised of operating divisions that primarily manufacture and sell to hospitality, business, government, healthcare and assisted living facilities. The operating divisions included in the Contract segment are American of Martinsville and La-Z-Boy Contract Furniture Group.
     The Company's unallocated assets include trade names, goodwill and various other assets. The Company's largest customer is less than 5% of consolidated sales.
     The accounting policies of the operating segments are the same as those described in Note 1. Segment operating profit is based on profit or loss from operations before interest income and expense, other income and income taxes. Certain corporate costs are allocated to the segments based on revenues and identifiable assets. Identifiable assets are cash and cash equivalents, notes and accounts receivable, FIFO inventories and net property, plant, and equipment. Information used to evaluate segments is as follows (for the fiscal years ended):

     (Amounts in                   4/28/01      4/29/00      4/24/99
     thousands)                  (52 weeks)   (53 weeks)   (52 weeks)
     ----------------------------------------------------------------
     Sales
       Residential upholstery.  $1,516,075   $1,345,553   $1,061,926
       Residential casegoods..     537,241      320,989      200,322
       Contract...............     202,881      116,374       77,714
                               -----------   ----------   ----------
        Consolidated..........   2,256,197    1,782,916    1,339,962
                               ===========   ==========   ==========
     Operating profit
       Residential upholstery.     126,033      122,671       99,462
       Residential casegoods..      11,810       23,165       11,787
       Contract...............       3,431        4,592         (609)
       Unallocated corporate
        costs and other.......     (20,480)      (7,580)      (3,881)
                               -----------   ----------   ----------
        Consolidated..........     120,794      142,848      106,759
                               ===========   ==========   ==========
     Depreciation and amortization
       Residential upholstery.      20,994       17,367       13,995
       Residential casegoods..       9,643        5,039        3,806
       Contract...............       4,314        2,025        1,376
       Corporate eliminations
        and other.............      10,746        5,911        2,904
                               -----------   ----------   ----------
        Consolidated..........      45,697       30,342       22,081
                               ===========   ==========   ==========
     Capital expenditures
       Residential upholstery.      20,710       28,376       19,388
       Residential casegoods..      11,232        4,989        4,248
       Contract...............       3,255        2,393        1,412
       Corporate eliminations
        and other.............       2,219        2,210          268
                               -----------   ----------   ----------
        Consolidated..........      37,416       37,968       25,316
                               ===========   ==========   ==========
     Assets
       Residential upholstery.     555,538      530,321      399,803
       Residential casegoods..     244,916      262,449       97,804
       Contract...............     101,668      102,564       30,800
       Corporate eliminations
        and other.............         923       (5,370)      15,848
       Unallocated assets.....     319,458      328,333       85,537
                               -----------   ----------   ----------
        Consolidated..........  $1,222,503   $1,218,297     $629,792
                               ===========   ==========   ==========
     Sales by country
       United States                   96%          94%          93%
       Canada and other                 4%           6%           7%
                                     ----         ----         ----
                                      100%         100%         100%
                                     ====         ====         ====


                      Management's Discussion and Analysis
                                    (unaudited)
      This Management's Discussion and Analysis should be read in conjunction with the accompanying Report of Management Responsibilities, Report of Independent Accountants, Consolidated Financial Statements and related Notes.
     La-Z-Boy Incorporated is the largest furniture manufacturer in the U.S., the largest reclining-chair manufacturer in the world and North America's largest manufacturer of upholstered furniture.
     Fiscal year 2001 (FY01) contained 52 weeks compared to 53 weeks in fiscal year 2000 (FY00).
     Selected prior year information has been reclassified to reflect freight revenue in Sales and the associated expense in Cost of sales in order to be comparable to current year information.

Analysis of Operations
Year Ended April 28, 2001
(2001 compared with 2000)

                                      FY01
                                    over       Fiscal year ended
                                   (under)    ------------------
                                    FY00       4/28/01   4/29/00
-----------------------------------------------------------------
Sales............................    27%       100.0%     100.0%
Cost of sales....................    30%        77.7%      75.8%
                                    ---        -----     ------
   Gross profit...................   16%        22.3%      24.2%
Selling, general and
   administrative.................   32%        16.9%      16.2%
                                    ---        -----     ------
   Operating profit...............  (15%)        5.4%       8.0%
Interest expense..................   86%         0.8%       0.5%
Interest income...................  (10%)        0.1%       0.1%
Other income......................   44%         0.3%       0.3%
                                    ---        -----     ------
   Pretax income..................  (20%)        5.0%       7.9%
Income tax expense*...............  (17%)       39.0%      37.6%
                                    ---        -----     ------
   Net income.....................  (22%)        3.0%       4.9%
                                    ===        =====     ======

   Diluted earnings per share.....  (29%)
   Dividends per share............    9%
   *As a percent of pretax income.

                         Segment Analysis
                         ----------------
                               Sales          Operating Profit
                          --------------   ----------------------
                           FY01 Over                 Percent of
                          (Under)FY00                  Sales
                          -------------- FY01 Over  -------------
                                  Pro-   (Under)
                          Actual  forma   FY00     FY01     FY00
-----------------------------------------------------------------
Residential upholstery...  13%      2%      3%     8.3%     9.1%
Residential casegoods....  67%     (4%)   (49%)    2.2%     7.2%
Contract.................  74%    (11%)   (25%)    1.7%     3.9%
Unallocated corp.
 costs & eliminations....  N/A     N/A    170%      N/A      N/A
                          ----    ----   ----      ----     ----
    Consolidated.........  27%     (1%)   (15%)    5.4%     8.0%
                          ====    ====    ====     ====     ====

     Year 2001 sales of $2.3 billion were 27% greater than 2000 because of acquisitions. On a proforma basis adjusting for acquisitions and the extra week in 2000, sales declined by 1%.
     Residential Upholstery proforma sales increased 2%. This small growth in sales was due primarily to weakened furniture demand. Selling price increases were nominal given the competitive environment and frail economy, while the sales growth rate was stronger than in the two other segments. This relative sales strength was due to a higher percentage of sales coming from proprietary dealers, growth in proprietary dealer locations, growth in proprietary sales per square foot, and strong brand names. Historically, the growth in sales in the Residential Upholstery segment, which contains the Company's largest division, La-Z-Boy, has been stronger than other segments and the rest of the furniture industry in slow times. 2001 was no exception.
     Residential Casegoods proforma sales declined 4%. The loss of sales due to the financial difficulties of large national or regional retailers was the primary reason for the decline. Competition from imports, primarily from the Far East, is another reason for the decline in sales. Also, the casegoods segment has a greater percentage of its sales in middle and lower price points than Residential Upholstery. Middle and lower price points historically have been harder hit by unfavorable demand declines than upper price points when the economy slows, in part because consumers typically defer casegoods purchases longer than upholstered product purchases.
     Contract proforma sales declined 11%. The assisted-living sector is the primary area of decline. Seven of the top ten skilled nursing providers filed for some level of bankruptcy protection in the last few years. The assisted-living sector of the economy continued to suffer from high labor costs, patient liability claims and reduced federal funding for extended care facilities. Another cause of the 11% proforma sales decline was an early fiscal year 2000 major business interruption at a supplier, which prevented bidding on future sales contracts in the hospitality (hotel/motel) market. This is related to the insurance recovery discussed in other income. In 2001, $5 million was received as an insurance recovery for this business interruption but its indirect unfavorable effects to sales were large in 2001. The hospitality sector was also impacted by declining travel related to higher fuel costs, a reduced commitment to refurbishing and increased competition from smaller regional competitors; especially those based in Canada that were able to leverage currency advantages. Declines in sales were also experienced in the office market in line with what the rest of this sector is experiencing due to the weak economy.
     Gross profit as a percent of sales for 2001 decreased to 22.3% from 24.2% in 2000. The primary causes of this decrease included the sales slowdown, production declines, restructuring expenses to better adjust capacity to demand (Note 2) and acquisitions with below average gross margin compared to those businesses that made up the company during the majority of last year.
     Selling, general and administrative expense (S,G&A expense) increased to 16.9% of sales in 2001 from 16.2% in 2000. Bad debt expense increased to $17.3 million from $5.6 million and was the primary reason for the increase in S,G&A as a percent of sales. Several major retailers either declared bankruptcy or are experiencing significant financial difficulties. This financially weak retailer environment was present throughout the furniture industry for most of 2001. Higher research and development expenditures were another reason for the increase in S,G&A expense as a percent of sales. These R&D expenses were planned and represent targeted efforts to improve both existing products and develop new products. Various other expenses such as sales and administrative expenses also increased as a percent of sales due to the unfavorable effects of acquisitions that had higher than average S,G&A expenses as a percent of sales. Bonus and warranty expenses declined as a percent of sales.
     Consolidated operating profit margin decreased to 5.4% in 2001 from 8.0% in 2000 due primarily to the items discussed above. Unfavorable company mix also affected operating profit margin. That is, acquired divisions had lower than average margins compared with existing divisions.
     Residential Upholstery operating margin declined to 8.3% of sales from 9.1% primarily due to declines in profitability in some lower price point product lines. To maintain sales volume to adequately cover fixed costs, aggressive pricing, advertising and other promotional efforts contributed to lower margins.
     Residential Casegoods operating margin declined to 2.2% of sales from 7.2%. This is the segment that was most affected by declining sales and the higher bad debt expense caused by major retailers in bankruptcy or financial difficulty. Additionally, the majority of the restructuring costs (Note 2) were in this segment. This segment also had the most unfavorable company mix effects on operating margin of any segment. Similar to the Residential Upholstery segment, part of the decline in margin was also due to aggressive merchandising and other efforts relating to some lower price point product lines to maintain production volume to adequately cover fixed costs.
     Contract operating profit margin declined to 1.7% from 3.9%. The primary reasons for this decline were the factors mentioned in the Contract sales paragraph relating to declines in volume, competitive pressure on pricing, and some restructuring expense (Note 2). This expense was related to inventory and fixed asset writedowns, as well as severance and benefit-related costs.
     Interest expense increased 86% over last year primarily from increased debt associated with 2000 acquisitions.
     Income tax expense as a percent of pretax income of 39.0% in 2001 is up from 37.6% in 2000 primarily due to the utilization of tax loss carryforwards which benefited the prior year as well as the larger impact in 2001 of non-deductible goodwill amortization on lower pretax income.
     Other income increased $2.3 million or 44% over the prior year. An increase of about $4.9 million occurred as a result of a one-time business interruption insurance recovery offset in part by $2.4 million of miscellaneous non-operating expenses.

Analysis of Operations
     Year Ended April 29, 2000
     (2000 compared with 1999)

     Year 2000 sales of $1.8 billion were 33% greater than 1999. Most of the sales dollar growth was due to acquisitions. Internal growth of existing operations was 9% and a small part of the sales increase was due to an extra week in 2000 compared to 1999. Selling price increases per unit were small, and there were no significant sales mix shifts to higher or lower priced products. No major new product lines were introduced in 2000 although new styles and new collections of styles did occur across all divisions throughout the year. New fabrics were added to replace slower moving fabrics throughout the year, but the total number of fabrics was not significantly increased or decreased. No major new dealers were added in 2000, and no significant dealers were dropped. Although current year acquisitions impacted the sales growth of all three industry segments, the Residential Casegoods and Contract segments realized the biggest increase over the prior year due to the mix of acquired companies. Both Bauhaus and Alexvale are included in the Residential Upholstery segment, while LADD (the largest of the three acquisitions) is primarily included in the Residential Casegoods and Contract segments.
     Gross profit margin (gross profit dollars as a percent of sales dollars) decreased to 24.2% in 2000 from 25.5% in 1999. The primary cause of the gross margin decline was a below average gross margin realized by businesses acquired during the year. Also contributing to the gross margin decline were higher labor and overhead costs. These costs were associated with improving plant floor layouts, employee training costs incurred in acquiring additional employees to support the 9% internal growth rate and retaining labor in a low unemployment environment. Labor wage rates rose moderately and material costs were somewhat higher than expected as increased costs for plywood, cardboard packaging and steel were only partially offset by decreased costs for leather.
     S,G&A expense decreased to 16.2% of sales in 2000 from 17.6% in 1999. Bonus related expense was significantly lower in fiscal 2000 as compared to fiscal 1999 as were bad debts and information technology expenses.
     There was no change to Consolidated operating profit margin with 8.0% in both 2000 and 1999. Operating profit margin remained relatively unchanged in the Residential Upholstery segment at 9.1% in 2000 compared to 9.4% in 1999. Operating profit as a percent of sales in the Residential Casegoods segment improved to 7.2% in 2000 from 5.9% in 1999. Operating profit as a percent of sales in the Contract segment improved to 3.9% in 2000 from (0.8%) in 1999.
     Interest expense as a percent of sales increased 117% over 1999 due to financing obtained in the first quarter for the acquisition of Bauhaus and in the fourth quarter to the refinancing of LADD's long term debt obligations.
     Income tax expense as a percent of pretax income of 37.6% in 2000 is down from 38.3% in 1999 primarily due to improved performance of a non-U.S. operation which allowed for the utilization of tax loss carryforwards. This was partially offset by an increase in goodwill amortization.
Liquidity and Financial Condition
     Cash flows from operations amounted to $116 million in 2001, $58 million in 2000 and $82 million in 1999 and have been adequate for day-to-day expenditures, dividends to shareholders and capital expenditures. A major reason for the increase in cash flow from operations in 2001 was a $56 million difference between the change in receivables in 2001 compared to 2000. This difference was primarily due to the change to a proforma 2% declining sales environment in 2001 from a 9% sales growth environment in 2000. This additional $56 million in cash flows from operations due to receivables was the primary reason for the $37 million reduction in total debt. Capital expenditures, dividends and stock repurchases totaled approximately $82.5 million in 2001, $86.5 million in 2000 and $72.2 million in 1999.
     As of April 28, 2001 there were unused lines of credit and commitments of $275 million under several credit arrangements. To finance the acquisition of

Bauhaus on June 1, 1999, the Company borrowed $57 million, which was replaced on December 29, 1999 by a borrowing under the Company's $75 million unsecured revolving credit line. The Alexvale acquisition required approximately $2.2 million for the cash portion of the transaction, which was paid with cash flow from operations. On January 31, 2000, an unsecured $150 million bridge loan was obtained to pay off LADD's debt.
     On May 12, 2000, the $75 million unsecured revolving credit facility and the bridge loan were replaced with an unsecured five-year $300 million credit agreement, maturing in 2005. The borrowing rate under the new credit agreement can range from LIBOR plus 0.475% to LIBOR plus 0.800% based on the consolidated debt to capital ratio.
     The Company's Board of Directors has authorized the repurchase of Company stock. Shares acquired in 2001, 2000 and 1999 totaled 1,555,000, 1,706,000 and 1,643,000, respectively. As of April 28, 2001, 1,265,000 shares could be purchased pursuant to this authorization.
     Financial strength is reflected in three commonly used ratios, the current ratio (current assets divided by current liabilities), the debt-to-capitalization percentage (total debt divided by shareholders' equity plus total debt plus net deferred taxes) and the interest coverage ratio (rolling twelve months net income plus income tax expense plus interest expense divided by interest expense). The current ratio at the end of 2001 and 2000 was 2.8:1 and 2.9:1, respectively. The debt to capital ratio was 23.2% at the end of 2001 and 26.5% at the end of 2000. The interest coverage ratio at the end of 2001 was 6.2 times and 11.9 times at the end of 2000.
     Continuing environmental compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon the Company's capital expenditures, earnings, competitive position or liquidity. The Company will continue a program of conducting voluntary compliance audits at its facilities. The Company has also taken steps to assure compliance with provisions of Titles III and V of the 1990 Clean Air Act Amendments.

Outlook
     Statements in this Outlook section are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. As conditions change in the future, actual results may not match these expectations. In particular, sales and profits can be materially impacted in any quarter by changes in interest rates, changes in consumer demand, increased competition outside the U.S. or changes to the furniture retailer environment.

Short-term outlook
     Last year at this time industry growth was expected to slow from the prior year. An actual slowdown did occur but its intensity was much greater than expected and its suddenness was much quicker than expected. A recent industry publication has confirmed that industry sales declined in recent quarters from prior year's similar quarters. The Company's order backlogs are at a very low level even after adjusting for the normal seasonal decline in the Spring. The Company took a significant number of plant downtime days or partial days due to slackening sales volume in the last couple months. Further plant downtime days and extended plant vacations around the July 4th holiday period are planned. Consumer demand for furniture remains weak currently, with no sign as yet of imminent recovery. The Company expects its first quarter ending July 28, 2001 to be quite challenging. Operations are being very actively managed within this extremely demanding business environment. Aggressive Federal Reserve Board interest rate cuts since the start of calendar 2001 should bode well for consumer sentiment moving into the Fall, which typically is the strongest seasonal period of the year.
Longer-term outlook
     The Company's long-term outlook is linked in large part to its financial goals and incentive plans that formally incorporate these financial goals. In particular, the first incentive plan that incorporates these goals is the Company's three-year performance based stock plan that covers executives. The second plan is the one-year cash management bonus plan that covers all management employees and a large part of all remaining employees. For more than 15 years, in one form or another, the sales and operating profit goals described below have been part of La-Z-Boy Incorporated's formal incentive plans.
     The first of La-Z-Boy Incorporated's financial goals is to increase sales of existing operations at a rate faster than that of the overall North American furniture industry (the "industry"). This sales goal has been achieved 90% or more of the time over the last fifteen years.
     Continued growth in the number of proprietary stores is a reason why sales growth rates can continue to exceed industry rates. "Proprietary" stores are retail stores or galleries that have a formal agreement to sell products from one or more of La-Z-Boy Incorporated's operating divisions. Proprietary retail distribution exists in each of the Company's business segments.

     Continued growth in the sales per square foot of proprietary stores is another reason why sales are expected to exceed industry growth rates. Dedicated marketing focus associated with proprietary distribution in specific metropolitan areas typically results in actions that improve sales per square foot of retail space over time.
     At both the retail and manufacturing levels the furniture industry has been consolidating and is expected to continue to consolidate. Smaller retailers and financially weaker retailers are finding it more and more difficult to stay in business. Progress in manufacturing, information and other technologies, business processes and financial and general management methods, combined with economies of scale, continually puts additional competitive pressures on smaller manufacturers. The furniture industry is expected to have fewer furniture suppliers and manufacturers.
     The Company's continued ability to leverage positive dealer relationships across its large number of distinct operating divisions is another reason sales growth is expected to exceed the industry. The La-Z-Boy Incorporated family of companies includes some of the strongest brand names in the industry and many of the divisions that do not have recognizable consumer brand names have excellent reputations among furniture retailers.
     The Company's imports of finished or mostly finished products continue to increase. These imports are either resold or additional manufacturing value is added before resale. Sales of these finished goods imports are under 5% of sales but are growing at a faster rate than most other categories and they are expected to continue to grow faster in the future. Most of these imports are from the Far East. Some larger retailers import many of these finished products themselves resulting in added competition. In many cases retailers buy these products from La-Z-Boy companies because of the desire to minimize inventory on hand, obtain quicker delivery, have a larger assortment of products to choose from, reduce freight costs by adding these units to other products being ordered and other reasons.
     A second La-Z-Boy Incorporated financial goal is to continually improve operating margin, with a goal in the future of 10.0%. Operating margin (operating profit divided by sales) improved over the prior year in both 1999 and 2000. It reached 8.0% in 2000 then declined to 5.4% in 2001. The Company's 2002 forecasts and budgets have been set in a very tight manner to minimize costs (especially overhead costs) across all divisions in anticipation of relatively flat sales volume. Restructuring and other actions taken in 2001 should lay the groundwork for improved margins in 2002 although 2002 is expected to be below 8.0%.
     Continued investment in capital expenditures is expected to improve material yields, labor productivity, quality and profitability. In fact, over two-thirds are related to these as opposed to capacity expansion. Capital expenditures for 2002 are planned at $45 million compared to $37 million in 2001.
     The restructurings in the Residential Casegoods and Contract segments are planned to help improve profitability next year at lower sales volumes by adjusting capacity and other types of overhead costs. By exiting unprofitable product lines, the Company's Contract segment in particular is expected to see a larger percentage improvement in profitability.
     Corporate overhead costs such as accounting, audit, investor relations, tax, treasury and other areas improved as a percent of sales with a full year of integration of newly acquired divisions' similar functions. More improvement is expected in 2002 in these areas and other corporate cost areas.
     Increased outsourcing of components to lower cost suppliers outside of North America is also expected to help improve profitability. Increased importing of components is an industry trend over the last three to five years. Changes in foreign exchange rates are not expected to affect this outsourcing trend in the next year.
     A third financial goal is to continually improve return on capital, with a goal in the future of 25%. Return is defined as operating profit + interest income + other income. Capital is defined as beginning-of-year shareholders' equity + debt + capital leases + net deferred taxes. Return on capital reached 32.2% in 2000 then declined to 13.8% in 2001. Other income in 2002 is expected to be less than in 2001 due to the absence of a $5 million one-time insurance recovery. It is expected that it will take more than one year before return on capital exceeds the 25% goal. La-Z-Boy Incorporated enhances shareholder value and reduces capital employed through stock repurchases, dividends and debt reductions. Cash needs for capital expenditures, stock repurchases and dividends are expected to be met in 2002 from cash generated by operations and borrowings under available lines of credit. Additional purchases of shares of the Company's stock may occur as price changes and other financial opportunities arise.
     New accounting pronouncements. The Financial Accounting Standards Board's ongoing deliberations relating to "Business Combinations and Intangible Assets - Accounting for Goodwill" are expected to favorably impact future periods by eliminating goodwill amortization. The FASB's implementation plan and resulting impact on the Company have not yet been determined. See Note 1 for implementation comments on FAS 133 "Accounting for Derivative Instruments and Hedging Activities", which is effective beginning in the first quarter ending July 28, 2001.


                                                  Consolidated Six Year Summary of Selected Financial Data

(Dollar amounts in thousands except                         2001         2000         1999        1998         1997        1996
per share data)                       Fiscal year ended  (52 weeks)   (53 weeks)   (52 weeks)  (52 weeks)   (52 weeks)  (52 weeks)
----------------------------------------------------------------------------------------------------------------------------------
Sales................................................    $2,256,197   $1,782,916   $1,339,962  $1,152,992   $1,051,097   $977,227
Cost of sales........................................     1,753,000    1,350,561      997,975     869,093      788,746    735,066
                                                        -----------   ----------   ----------  ----------   ----------   --------
   Gross profit......................................       503,197      432,355      341,987     283,899      262,351    242,161
Selling, general and administrative..................       382,403      289,507      235,228     206,696      188,418    174,653
                                                        -----------   ----------   ----------  ----------   ----------   --------
   Operating profit..................................       120,794      142,848      106,759      77,203       73,933     67,508
Interest expense.....................................        17,960        9,655        4,440       4,157        4,376      5,306
Interest income......................................         1,779        1,976        2,181       2,021        1,770      1,975
Other income.........................................         7,431        5,144        2,738       4,207        2,508      2,023
                                                        -----------   ----------   ----------  ----------   ----------   --------
   Pretax income.....................................       112,044      140,313      107,238      79,274       73,835     66,200
Income tax expense...................................        43,708       52,699       41,096      29,354       28,538     26,947
                                                        -----------   ----------   ----------  ----------   ----------   --------
     Net income......................................       $68,336      $87,614      $66,142     $49,920      $45,297    $39,253
                                                        ===========   ==========   ==========  ==========   ==========   ========
Diluted weighted average shares
     outstanding (`000s) *...........................        60,692       54,860       53,148      53,821       54,575     55,596
Diluted net income per share*........................         $1.13        $1.60        $1.24       $0.93        $0.83      $0.71
Dividends declared per share.........................         $0.35        $0.32        $0.31       $0.28        $0.26      $0.25
Book value on year end shares outstanding*...........        $11.49       $10.81        $7.93       $7.25        $6.69      $6.23
Return on average shareholders' equity...............         10.1%        16.3%        16.5%       13.4%        12.9%      11.8%
Gross profit as a percent of sales...................         22.3%        24.2%        25.5%       24.6%        25.0%      24.8%
Operating profit as a percent of sales...............          5.4%         8.0%         8.0%        6.7%         7.0%       6.9%
Earnings before interest, taxes, depreciation
     and amortization as a percent of sales..........          7.7%        10.0%         9.8%        8.9%         9.2%       9.2%
Operating profit, interest income and other income
     as a percent of beginning-of-year capital.......         13.8%        32.2%        24.8%       20.5%        19.6%      18.1%
Income tax expense as a percent of
     pretax income...................................         39.0%        37.6%        38.3%       37.0%        38.7%      40.7%
Net income as a percent of sales.....................          3.0%         4.9%         4.9%        4.3%         4.3%       4.0%
----------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization........................      $45,697      $30,342      $22,081     $21,021      $20,382    $20,147
Capital expenditures.................................      $37,416      $37,968      $25,316     $22,016      $17,778    $18,168
Property, plant and equipment (net)..................     $230,341     $227,883     $125,989    $121,762     $114,658   $116,199
----------------------------------------------------------------------------------------------------------------------------------
Working capital......................................     $458,861     $455,363     $293,160    $274,739     $245,106   $240,583
Current ratio........................................     2.8 to 1     2.9 to 1     3.2 to 1    3.5 to 1     3.5 to 1   3.5 to 1
Total assets.........................................   $1,222,503   $1,218,297     $629,792    $580,351     $528,407   $517,546
----------------------------------------------------------------------------------------------------------------------------------
Debt & capital leases................................     $215,644     $249,670      $65,473     $73,458      $61,279    $69,033
Shareholders' equity.................................     $695,146     $663,092     $414,915    $388,209     $359,338   $343,376
Ending capital.......................................     $930,331     $940,668     $466,057    $450,466     $405,996   $399,801
Ratio of total debt to equity........................         31.0%        37.7%        15.8%       18.9%        17.1%     20.1%
Ratio of total debt to capital.......................         23.2%        26.5%        14.0%       16.3%        15.1%     17.3%
----------------------------------------------------------------------------------------------------------------------------------
Shareholders.........................................       23,600       22,300       16,300      13,600       12,700    12,300
Employees............................................       20,400       21,600       12,800      12,200       11,200    10,700


*Years 1996 through 1998 have been restated to reflect the September, 1998 three-for-one stock split, in the form of a 200% stock dividend.

Some prior year information has been reclassified to reflect freight revenue in Sales and the associated expense in Cost of sales in order to be comparable to current year information.



                                             Unaudited Quarterly Financial Information

(Dollar amounts in thousands except per share data)
                                                                                                              Fiscal year
                                                     7/29/00       10/28/00        1/27/01       4/28/01          2001
Quarter ended                                       (13 weeks)     (13 weeks)     (13 weeks)     (13 weeks)     (52 weeks)
-------------------------------------------------------------------------------------------------------------------------
Sales.............................................  $516,707      $592,700       $552,019       $594,771      $2,256,197
Cost of sales.....................................   400,366       450,569        428,945        473,120       1,753,000
                                                    --------      --------       --------       --------      ----------
   Gross profit...................................   116,341       142,131        123,074        121,651         503,197
Selling, general and administrative...............    91,761        97,295         95,855         97,492         382,403
                                                    --------      --------       --------       --------      ----------
   Operating profit...............................    24,580        44,836         27,219         24,159         120,794
Interest expense..................................     4,352         4,497          4,821          4,290          17,960
Interest income...................................       453           329            502            495           1,779
Other income......................................       616         5,860          2,623         (1,668)          7,431
                                                    --------      --------       --------       --------      ----------
   Pretax income..................................    21,297        46,528         25,523         18,696         112,044
Income tax expense................................     8,294        17,612          9,406          8,396          43,708
                                                    --------      --------       --------       --------      ----------
   Net income.....................................   $13,003       $28,916        $16,117        $10,300         $68,336
                                                    ========      ========       ========       ========      ==========
Diluted average shares outstanding................    61,280        60,684         60,399         60,571          60,692
                                                    ========      ========       ========       ========      ==========
Diluted EPS.......................................     $0.21         $0.48          $0.27          $0.17           $1.13
                                                    ========      ========       ========       ========      ==========


(Dollar amounts in thousands except per share data)                                                           Fiscal year
                                                     7/24/99       10/23/99        1/22/00       4/29/00          2000
Quarter ended                                       (13 weeks)    (13 weeks)      (13 weeks)    (14 weeks)     (53 weeks)
-------------------------------------------------------------------------------------------------------------------------
Sales.............................................   $334,892     $402,436        $391,091      $654,497      $1,782,916
Cost of sales.....................................    254,472      301,620         296,382       498,087       1,350,561
                                                     --------     --------        --------      --------      ----------
   Gross profit...................................     80,420      100,816          94,709       156,410         432,355
Selling, general and administrative...............     58,971       63,118          62,073       105,345         289,507
                                                     --------     --------        --------      --------      ----------
   Operating profit...............................     21,449       37,698          32,636        51,065         142,848
Interest expense..................................      1,439        1,866           2,128         4,222           9,655
Interest income...................................        596          610             320           450           1,976
Other income......................................        989        1,525           1,969           661           5,144
                                                     --------     --------        --------      --------      ----------
   Pretax income..................................     21,595       37,967          32,797        47,954         140,313
Income tax expense................................      8,302       14,697          11,460        18,240          52,699
                                                     --------     --------        --------      --------      ----------
   Net income.....................................    $13,293      $23,270         $21,337       $29,714         $87,614
                                                     ========     ========        ========      ========      ==========
Diluted average shares outstanding................     52,627       52,625          52,274        61,058          54,860
                                                     ========     ========        ========      ========      ==========
Diluted EPS.......................................      $0.25        $0.44           $0.41         $0.49           $1.60
                                                     ========     ========        ========      ========      ==========

Some quarterly information has been reclassified to reflect freight revenue in Sales and the associated expense in Cost of sales in order to be comparable to fourth quarter information.



                                                 Dividend and Market Information

Fiscal                                                      Fiscal
 2001                           Market Price                 2000                          Market Price
quarter    Dividends  ----------------------------------    quarter    Dividends  -------------------------------
 ended       paid       High         Low         Close       ended       paid       High       Low         Close
-----------------------------------------------------------------------------------------------------------------
 July 29     $0.08      $16.31       $14.00       $15.25    July 24     $0.08       $24.44     $19.38      $23.81
 Oct. 28      0.09       17.50        13.44        14.75    Oct. 23      0.08        24.44      17.94       17.94
 Jan. 27      0.09       16.94        14.06        16.94    Jan. 22      0.08        20.38      15.00       15.00
April 28      0.09      $18.50       $15.77       $18.02   April 29      0.08       $17.81     $13.69      $15.69
             -----                                                     ------
             $0.35                                                      $0.32
            ======                                                     ======

                                   Dividend            Market Price                                  P/E ratio
Fiscal     Dividends   Dividend     payout  ---------------------------------- (Market Value) ---------------------
 year        paid        yield      ratio     High         Low           Close (in millions)      High        Low
-------------------------------------------------------------------------------------------------------------------
 2001        $0.35       1.9%       31.0%    $18.50       $13.44         $18.02    $1,090          16          12
 2000         0.32       2.0%       19.9%     24.44        13.69          15.69       962          15          10
 1999         0.31       1.6%       24.8%     22.50        15.25          19.00       994          18          12
 1998         0.28       1.6%       30.1%     17.83        10.58          17.83       955          19          11
 1997         0.26       2.4%       31.2%     12.29         9.29          10.75       578          15          11
 1996        $0.25       2.5%       34.9%    $11.25        $8.54         $10.04      $554          16          12

La-Z-Boy Incorporated common shares are traded on the NYSE and PCX (symbol LZB).

Various data has been restated to reflect the September 1998 three-for-one stock split.



                              Investor Information


    Corporate Headquarters                             Stock Exchange
    La-Z-Boy Incorporated                              La-Z-Boy Incorporated common shares
    1284 North Telegraph Road                          are traded on the New York Stock
    Monroe, MI 48162-3390                              Exchange and the Pacific Stock Exchange
    (734) 242-1444                                     under the symbol LZB.

    Dividend Reinvestment Plan                         Shareholder Services
    A brochure is available on the La-Z-Boy            Inquiries regarding the Dividend Reinvestment Plan,
    Dividend Reinvestment Plan.  It explains           dividend payments, stock transfer requirements,
    how shareholders may increase their                address changes and account consolidations
    investment in the stock of the Company             should be addressed to the Company's stock transfer
    without the cost of fees or service charges.       agent and registrar:
    Write to Investor Relations.

    Investor Relations and Financial Reports           American Stock Transfer & Trust Company
    We will provide the form 10-K to any               59 Maiden Lane
    shareholder that requests it.                      New York, NY 10007
    Security analysts, shareholders and investors      (212) 936-5100
    may request information (quarterly or annual       (800) 937-9449
    reports, etc.) from:

    Investor Relations                                 Internet
    La-Z-Boy Incorporated                              Visit La-Z-Boy Incorporated on the internet at
    1284 North Telegraph Road                          www.la-z-boy.com
    Monroe, MI 48162-3390
    (734) 241-4414
    investorrelations@la-z-boy.com


                                 Exhibit (21)

                            LA-Z-BOY INCORPORATED
                             LIST OF SUBSIDIARIES


Subsidiary                                        Jurisdiction of Incorporation
----------                                        -----------------------------
La-Z-Boy Canada, Ltd.                                   Ontario, Canada
Kincaid Furniture Company, Incorporated                 Delaware
La-Z-Boy Export, Ltd.                                   Barbados
LZB Finance, Inc.                                       Michigan
England, Inc.                                           Michigan
LZB Properties, Inc.                                    Michigan
LZB Florida Realty, Inc.                                Michigan
Centurion Furniture, plc                                United Kingdom
Distincion Muebles, Sa de C.V.                          Mexico
Sam Moore Furniture Industries, Inc.                    Virginia
La-Z-Boy Logistics, Inc.                                Michigan
Bauhaus U.S.A., Inc.                                    Mississippi
Alexvale Furniture, Inc.                                North Carolina
LADD Furniture, Inc.                                    North Carolina
American Furniture Company, Incorporated                Virginia
Clayton-Marcus Company, Inc.                            North Carolina
LADD Contract Sales Corporation                         North Carolina
Pennsylvania House, Inc.                                North Carolina
Pilliod Furniture, Inc.                                 North Carolina
LADD Transportation, Inc.                               North Carolina
LFI Capital Management, Inc.                            Delaware
Redd Level, Ltd.                                        Delaware
LADD International Sales Corporation                    Barbados
LZB Thailand, Ltd.                                      Thailand

All other subsidiaries, when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary and therefore have been omitted from this exhibit.

                                 Exhibit (23)

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-8996, 33-8997, 333-34155, 333-34157, 333-03097,
033-54743, and 333-95651) of La-Z-Boy Incorporated of our report dated May 30, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 30, 2001 relating to the financial statement schedule, which appears in this Form 10-K.


/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Toledo, Ohio

July 27, 2001