Form 10-Q
period 2001-07-28
LA-Z-BOY INC
filed 2001-09-07
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          FOR QUARTER ENDED July 28, 2001 COMMISSION FILE NUMBER 1-9656
                            -------------                        ------

                              LA-Z-BOY INCORPORATED
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         MICHIGAN                                      38-0751137
-------------------------------------------------------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)

1284 North Telegraph Road, Monroe, Michigan               48162-3390
-------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (734) 241-4414
                                                    --------------

                                      None
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes        X                                No
              --------------                             ----------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

          Class                                  Outstanding at July 28, 2001
-------------------------------                  ----------------------------
Common Shares, $1.00 par value                             60,898,113

                              LA-Z-BOY INCORPORATED
                    FORM 10-Q FIRST QUARTER OF FISCAL 2002

                                TABLE OF CONTENTS
                                                                            Page
                                                                       Number(s)
PART I   Financial Information
     Item 1. Financial Statements
             Consolidated Balance Sheet..................................3
             Consolidated Statement of Income............................4
             Consolidated Statement of Cash Flows........................5
             Notes to Consolidated Financial Statements
              Note 1. Basis of Presentation..............................6
              Note 2. Interim Results....................................6
              Note 3. Earnings per Share.................................6
              Note 4. Accounting Change..................................6-7
              Note 5. Segment Information................................7-8
              Note 6. Restructuring......................................8

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations
             Cautionary Statement Concerning Forward-Looking Statements..9
             Results of Operations.......................................9-10
             Liquidity and Capital Resources............................10-11
             Outlook....................................................11-12

     Item 3. Quantitative & Qualitative Disclosures About Market Risk...12-13



PART II   Other Information
     Item 4. Results of Votes of Security Holders........................13
     Item 6. Exhibits and Reports on Form 8-K............................13

 Signature Page..........................................................14



                                                     LA-Z-BOY INCORPORATED
                                                   CONSOLIDATED BALANCE SHEET
(Amounts in thousands, except par value)

                                                            Unaudited
                                        ----------------------------------------------
                                                                    Increase/(Decrease)
                                                                    ------------------      Audited
                                          7/28/01     7/29/00       Dollars    Percent      04/28/01
                                        ----------  ----------      --------   -------    ----------
Current assets
  Cash and equivalents                     $42,447     $18,025       $24,422      135%       $23,565
  Receivables - net                        306,005     348,067       (42,062)     -12%       380,867
  Inventories
    Raw materials                           89,497     100,033       (10,536)     -11%        90,381
    Work-in-process                         62,793      67,813        (5,020)      -7%        62,465
    Finished goods                         118,306     105,762        12,544       12%       115,425
                                        ----------  ----------      --------   -------    ----------
      FIFO inventories                     270,596     273,608        (3,012)      -1%       268,271
      Excess of FIFO over LIFO             (10,418)     (7,637)       (2,781)     -36%       (10,384)
                                        ----------  ----------      --------   -------    ----------
        Total inventories                  260,178     265,971        (5,793)      -2%       257,887
  Deferred income taxes                     23,281      21,005         2,276       11%        26,168
  Income taxes - current                     2,944         -           2,944       N/M         2,944
  Other current assets                      19,612      15,545         4,067       26%        17,345
                                        ----------  ----------      --------   -------    ----------
    Total current assets                   654,467     668,613       (14,146)      -2%       708,776
Property, plant and equipment              227,672     226,810           862        0%       230,341
Goodwill                                   111,624     117,362        (5,738)      -5%       112,755
Trade names                                119,928     124,130        (4,202)      -3%       120,981
Other long-term assets                      52,602      55,753        (3,151)      -6%        49,650
                                        ----------  ----------      --------   -------    ----------
       Total assets                     $1,166,293  $1,192,668      ($26,375)      -2%    $1,222,503
                                        ==========  ==========      ========   =======    ==========

Current liabilities
  Lines of credit                          $20,750      $6,674       $14,076      211%       $10,380
  Current portion of long-term debt          3,154       2,730           424       16%         5,304
  Current portion of capital leases            541         457            84       18%           541
  Accounts payable                          76,845      83,207        (6,362)      -8%        92,830
  Payroll and other compensation            56,260      54,935         1,325        2%        78,550
  Income taxes                              10,488       5,492         4,996       91%        11,490
  Other current liabilities                 49,619      51,635        (2,016)      -4%        50,820
                                        ----------  ----------      --------   -------    ----------
    Total current liabilities              217,657    $205,130        12,527        6%       249,915
Long-term debt                             168,976     240,893       (71,917)     -30%       196,923
Capital leases                               2,359       3,002          (643)     -21%         2,496
Deferred income taxes                       46,281      52,317        (6,036)     -12%        45,709
Other long-term liabilities                 36,724      29,905         6,819       23%        32,314
Contingencies and commitments                  -           -
Shareholders' equity
  Common shares, $1 par value               60,898      60,652           246        0%        60,501
  Capital in excess of par value           210,559     211,633        (1,074)      -1%       210,924
  Retained earnings                        429,899     391,460        38,439       10%       427,616
  Accum. other comprehensive loss           (7,060)     (2,324)       (4,736)    -204%        (3,895)
                                        ----------  ----------      --------   -------    ----------
    Total shareholders' equity             694,296     661,421        32,875        5%       695,146
                                        ----------  ----------      --------   -------    ----------
      Total liabilities and
      shareholders' equity              $1,166,293  $1,192,668      ($26,375)      -2%    $1,222,503
                                        ==========  ==========      ========    =======   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              LA-Z-BOY INCORPORATED
                       CONSOLIDATED STATEMENT OF INCOME
                 (Amounts in thousands, except per share data)

                                   (UNAUDITED)
                               FIRST QUARTER ENDED
-------------------------------------------------------------------------------
                                                                Percent of Sales
                        7/28/01       7/29/00    % Over    --------------------
                      (13 Weeks)    (13 Weeks)   (Under)     7/28/01    7/29/00
                     -----------  ------------  --------   ---------  ---------

Sales                   $458,981      $516,707      -11%      100.0%     100.0%
Cost of sales            361,117       400,366      -10%       78.7%      77.5%
                     -----------  ------------  --------   ---------  ---------
  Gross profit            97,864       116,341      -16%       21.3%      22.5%

S, G & A                  90,887        91,761       -1%       19.8%      17.7%

                     -----------  ------------  --------   ---------  ---------
  Operating profit         6,977        24,580      -72%        1.5%       4.8%

Interest expense           2,956         4,352      -32%        0.6%       0.8%
Interest income              358           453      -21%        0.1%       0.0%
Other income, net            263           616      -57%        0.0%       0.1%

                     -----------  ------------  --------   ---------  ---------
  Pretax income            4,642        21,297      -78%        1.0%       4.1%

 Tax expense               1,811         8,294      -78%       39.0%*     38.9%*

                     -----------  ------------  --------   ---------  ---------
  Net income              $2,831       $13,003      -78%        0.6%       2.5%
                     ===========  ============  ========   =========  =========

  Basic EPS                $0.05         $0.21      -76%

  Diluted avg. shares     61,021        61,280        0%

  Diluted EPS              $0.05         $0.21      -76%

  Dividends paid           $0.09         $0.08       13%
       per share


* As a percent of pretax income, not sales.





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              LA-Z-BOY INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)


                                                               (Unaudited)
                                                           First Quarter Ended
                                                         -----------------------
                                                         7/28/01         7/29/00
                                                         -------         -------
Cash flows from operating activities
  Net income                                              $2,831        $13,003

  Adjustments to reconcile net income to
   cash provided by operating activities
     Depreciation and amortization                        10,921         10,565
     Change in receivables                                75,998         45,616
     Change in inventories                                (2,291)       (20,168)
     Change in payables                                  (15,985)        (7,185)
     Change in other assets and liabilities              (33,180)       (26,988)
     Change in deferred taxes                              3,459          3,406
                                                         -------         -------
       Total adjustments                                  38,922          5,246

                                                         -------         -------
        Cash provided by operating activities             41,753         18,249

Cash flows from investing activities
    Proceeds from disposals of assets                        539            186
    Capital expenditures                                  (6,085)        (7,395)
    Change in other long-term assets                       3,236          3,148
                                                         -------         -------
        Cash used for investing activities                (2,310)        (4,061)

Cash flows from financing activities
    Proceeds from debt                                    35,370         62,000
    Payment of debt                                      (55,097)       (58,760)
    Capital leases                                          (137)           846
    Stock issued for stock options & 401(k) plans          4,948          2,420
    Repurchase of common stock                                 -        (12,008)
    Dividends paid                                        (5,464)        (4,906)
                                                         -------         -------
        Cash provided by (used for)financing activities  (20,380)       (10,408)

Effect of exchange rate changes on cash                     (181)          (108)
                                                         -------         -------
Change in cash and equivalents                            18,882          3,672

Cash and equivalents at beginning of period               23,565         14,353
                                                         -------         -------
Cash and equivalents at end of period                    $42,447        $18,025
                                                         =======        ========



Cash paid during period         -Income taxes             $3,063         $6,448
                                -Interest                 $2,262         $2,257



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
     The interim financial information is prepared in conformity with generally accepted accounting principles and, except as indicated in notes 4 and 5, such principles are applied on a basis consistent with those reflected in our 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Management has prepared the financial information included in these financial statements. The consolidated balance sheet as of April 28, 2001, has been audited by our independent certified public accountants. The interim financial information as of and for the interim periods ended July 28, 2001 and July 29, 2000 have been prepared on a basis consistent with, but do not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 28, 2001. The interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the respective interim period. Certain prior year information has been reclassified to be comparable to the current year presentation.


Note 2:  Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 27, 2002.


Note 3:  Earnings per Share
     Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.

                                               (Unaudited)
                                           First Quarter Ended
                                      -----------------------------
        (Amounts in thousands)           7/28/01         7/29/00
        ----------------------        -------------  --------------
        Weighted average common
         Shares outstanding (basic)       60,772           61,077
        Effect of options                    249              203
                                      -------------  --------------
        Weighted average common
         Shares outstanding (diluted)     61,021           61,280
                                      =============  ==============


Note 4:  Accounting Change
     Beginning with this first quarter ended July 28, 2001 we implemented Financial Accounting Standards Board Statement (SFAS) No. 133 "Accounting for Derivative and Hedging Activities," as amended. Interest rate swap arrangements have been formally designated as hedges and the effect of marking these contracts to market has been recorded in "Accum. other comprehensive loss" on the balance sheet in the amount of $1.2 million, net of taxes, at April 29, 2001. The adoption of SFAS No. 133, as amended, has not had a material effect on our financial position or results of operations.


Note 5:  Segment Information
     Our reportable operating segments are the Upholstery Group and the Casegoods Group. These segments are different than the segments used in our fiscal 2001 annual report. The new segments reflect the organizational restructuring announced July 23, 2001 that realigned our top management team to streamline and strengthen La-Z-Boy Incorporated.

     The La-Z-Boy Incorporated Upholstery Group president, John J. Case, reports directly to Gerald L. Kiser, president and chief executive officer. The major operating divisions that comprise the Upholstery Group are Bauhaus, Centurion, Clayton Marcus, England, HickoryMark, La-Z-Boy, La-Z-Boy Contract Furniture Group and Sam Moore. Almost all of the sales in this group are from products produced in our manufacturing plants in North America. That is, only a small portion of the products are imported or bought from other suppliers, then resold. The primary products produced and sold in the Upholstery Group are recliners, sofas, occasional chairs and reclining sofas. These products are mostly or fully covered with fabric, leather or vinyl, although exposed wood and other materials are used as well.

     The La-Z-Boy Incorporated Casegoods Group president, Don L. Mitchell, also directly reports to Mr. Kiser. The major operating divisions that comprise the Casegoods Group are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea, Pennsylvania House and Pilliod. Most of the products are produced from our plants in the United States. The rest is either imported or bought from domestic suppliers, then either resold directly to customers or sent to our plants to have additional value added manufacturing performed before being resold. The primary products produced or sold in the Casegoods Group are casegoods, business furniture and upholstered furniture. Casegoods include dining room tables and chairs, chinas, beds, dressers, chests, youth furniture and other case pieces for both the dining room and bedroom, as well as coffee tables, end tables, and entertainment centers for the living room and great room area. Casegoods products are more than 70% of Casegoods Group sales. Business furniture includes contract furniture of many types for the hospitality, assisted living and government markets. Upholstery includes the types of products in the Upholstery Group. Often the upholstery products are correlated with the casegoods products as part of a primarily casegoods gallery. Upholstery products are less than 10% of Casegoods Group sales.

     Other sales are intercompany sales between segments. Other operating loss primarily contains expenses for corporate functions such as executive management, information technology, legal, tax, internal audit, accounting and human resources.

     The financial results of our operating segments were as follows:

    (Amounts in thousands)

                                  Unaudited Quarter Ended
                   -------------------------------------------------  Unaudited
                      FY02                     FY01                      Year
                              --------------------------------------    Ended
                    7/28/01    7/29/00  10/28/00   1/27/01  4/28/01    4/28/01
                    --------  --------  --------  --------  --------  ---------
Sales
 Upholstery Group   $309,614  $323,443  $389,115  $372,443  $407,510 $1,492,511
 Casegoods Group     149,513   193,442   203,631   180,275   188,117    765,465
 Other                  (146)     (178)      (46)     (699)     (856)    (1,779)
                    --------  --------  --------  --------  --------  ---------
     Consolidated   $458,981  $516,707  $592,700  $552,019  $594,771 $2,256,197
                    ========  ========  ========  ========  ======== ==========

Operating profit
 Upholstery Group    $11,966   $21,462   $39,148   $30,767   $35,501   $126,878
 Casegoods Group         (27)    8,221    11,014     1,441    (6,345)    14,331
 Other                (4,962)   (5,103)   (5,326)   (4,989)   (4,997)   (20,415)
                    --------  --------  --------  --------  -------- ----------
     Consolidated     $6,977   $24,580   $44,836   $27,219   $24,159   $120,794
                    ========  ========  ========  ========  ======== ==========


           (Amounts in thousands)
                                      Unaudited Quarter Ended
                            ---------------------------------------   Unaudited
                                              FY00                       Year
                            ---------------------------------------     Ended
                             7/24/99     10/23/99  1/22/00  4/29/00    4/29/00
                            ----------   --------  ------- --------   ---------
         Sales
          Upholstery Group    $284,384  $348,399  $337,024  $426,627 $1,396,434
          Casegoods Group       50,624    54,249    54,279   228,044    387,196
          Other                   (116)     (212)     (211)     (174)      (713)
                           -----------  --------- -------- ---------  ---------
              Consolidated    $334,892  $402,436  $391,092  $654,497 $1,782,917
                           ===========  ========= ======== =========  =========

         Operating profit
          Upholstery Group     $21,303   $38,337   $33,916   $43,938   $137,494
          Casegoods Group        5,236     4,674     3,697    12,112     25,719
          Other                 (5,090)   (5,313)   (4,977)   (4,985)   (20,365)
                           -----------  --------  -------- ---------  ---------
              Consolidated     $21,449   $37,698   $32,636   $51,065   $142,848
                           ===========  ========  ======== =========  =========



Note 6:  Restructuring
     At April 28, 2001, a liability of $3.9 million existed relating to restructuring. This amount consisted of $1.2 million for severance and benefit related expenses and $2.7 million for other restructuring related costs. At July 28, 2001, the liability was $3.0 million. This amount consists of severance and benefit related costs of $0.8 million and other restructuring related costs of $2.2 million. No restructuring charges or credits were recognized in the income statement in the first quarter ended July 28, 2001. We believe the existing restructuring liability will be adequate to cover future severance, benefits, fixed assets or other restructuring costs relating to the restructuring actions announced on April 19, 2001.

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

Many important factors, including future economic and industry conditions (for example, changes in interest rates, changes in currency exchange rates, changes in demographics and consumer preferences, e-commerce developments, oil price changes and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions, changes in operating conditions or costs, and changes in regulatory environment); and factors relating to recent or future acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.

Results of Operations

First Quarter Ended July 28, 2001 Compared to First Quarter Ended July 29, 2000.

See page 4 for the consolidated statement of income with analysis of percentages and calculations.

                                    Unaudited First Quarter Ended
                          ----------------------------------------------------
                                  Sales                   Operating Profit
                          -------------------------  -------------------------

                           FY02                        FY02
                           Over    Percent of Total    Over   Percent of Sales
                          (Under)  ----------------   (Under) ----------------
                           FY01     FY02       FY01    FY01    FY02      FY01
                          ------   -----      -----   ------  ------    ------
        Upholstery Group    -4%      67%        63%    -44%    3.9%      6.6%
        Casegoods Group    -23%      33%        37%   -100%    0.0%      4.2%
        Other               N/A       0%         0%      3%     N/A       N/A
                          ------   -----      -----   ------  ------    ------
            Consolidated   -11%     100%       100%    -72%    1.5%      4.8%
                          ======   =====      =====   ======  ======    ======

First quarter sales declined 11% from the prior year's first quarter primarily due to continued weak furniture industry demand and impacts of retailers going out of business or experiencing financial difficulties. Our Casegoods Group sales were impacted much more than our Upholstery Group segment due to these retailers because a greater percentage of their sales are to non-proprietary retailers. The Upholstery Group has a higher percent of its sales to proprietary dealers. Casegoods Group sales were also impacted by stronger competition from imported products, primarily from the Far East. The strong U.S. dollar relative to many of these countries' currencies also contributed to the 23% sales decline in the Casegoods Group.

Gross profit as a percent of sales decreased to 21.3% from 22.5% in last year's first quarter. The primary reason for the drop was the 11% decline in sales volume and production declines to control inventory levels. We took various actions to reduce costs as volume decreased, but those actions could not entirely offset the effects on our fixed costs caused by the decline in sales. Through attrition, a hiring freeze and layoffs our number of employees dropped about 10% from last year. We took measurable down time and reduced production at many plants. We also improved capacity utilization by closing or combining parts of our plant production facilities. With less production there was less overhead absorption and lower gross margins. In addition, health care costs were higher than planned at some divisions.

Selling, General & Administrative (S, G & A) expenses actually declined 1% or about $0.9 million as a result of our spending control efforts. But as a percent of sales, SG&A increased from 17.7% to 19.8%. One reason for the increase in SG&A as a percent of sales was a sales training and support event for our La-Z-Boy proprietary dealers and others that generally occurs once every two years and was budgeted for this quarter. (This event did not occur in any quarter last fiscal year.) Another reason for the increase was our decision to continue most of our advertising expenses at levels necessary to support full year marketing objectives. Research and development expenses were also up as a percent of sales.

Operating profit as a percent of sales decreased from 4.8% last year to 1.5% in this year's first quarter. In general, sales volumes being below plan and below last year caused the drop in margins.

Interest expense declined 32% and as a percent of sales declined from 0.8% last year to 0.6%. This decline was due to reduced debt and declining interest rates.


Liquidity and Capital Resources

See pages 3 through 5 for our Consolidated Balance Sheet, Consolidated Statement of Income and Consolidated Statement of Cash Flows.

Cash flows from operations amounted to $42 million in the first three months of fiscal year 2002 compared to $18 million in the prior year. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $12 million during the first quarter, which is down from about $24 million in the first three months of fiscal 2001. Cash and cash equivalents increased by $19 million during the three-month period compared to an increase of $4 million in the prior year.

Receivables declined more in this year's first quarter than last year. FY02's decline from the end of April to the end of July was $76 million compared to a $46 million decline last year. The primary cause of this larger decline was weaker sales in June and July of this year than the prior year.

Our financial strength is reflected in three commonly used calculations. Our current ratio (current assets divided by current liabilities) was 3.0:1 at July 28, 2001, 2.8:1 at April 28, 2001 and 3.3:1 at July 29, 2000. Our total debt-to-capitalization percentage (total debt divided by shareholders' equity plus total debt plus net deferred taxes) was 21.4% at July 28, 2001, 23.2% at April 28, 2001, and 26.8% at July 29, 2000. Our interest coverage ratio (the rolling twelve months net income plus income tax expense plus interest expense divided by interest expense) was 6.8 times at July 28, 2001, 7.2 times at April 28, 2001 and 12.1 times at July 29, 2000.

As of July 28, 2001, we had line of credit availability of approximately $294 million under several credit agreements.

Capital expenditures were $6 million during the quarter ended July 28, 2001 compared to last year's $7 million.

As of July 28, 2001, approximately 1.3 million of the 12 million La-Z-Boy shares authorized for purchase on the open market were still available for purchase by us.


Outlook

We believe the longer-term outlook for our industry remains very positive - especially for a company such as La-Z-Boy, operating under the umbrella of powerful consumer brand names and a strong and growing proprietary distribution system. We expect recent and projected declines in U.S. interest rates to ultimately rejuvenate consumer spending and strengthen housing turnover and home remodeling - both strong drivers of retail furniture demand.

Nevertheless, current consumer sentiment remains highly unsettled, and we anticipate a very challenging second fiscal quarter. Our sales could decline 5%
- 10% in the second quarter compared to last year's second quarter.

We expect interest expense to continue to be less next quarter than the prior year quarter.

In last year's second quarter, we recognized a favorable one time $4.9 million insurance recovery in other income. We do not expect any similar type gain in this year's second quarter.

We are anticipating our full year income tax rate to be similar to last year's 39.0%. This year's second, third and fourth quarter rates are expected to also be close to the 39.0% prior full year rate. Last year the second quarter rate was 37.8%, the third quarter rate was 36.9% and the fourth quarter rate was 44.9%.

We estimate that our diluted net income per share for the second quarter ending October 2001 will be between $0.22-$0.27 compared to $0.43 last year. Last year's $0.43 has been adjusted to exclude a one time $.05 insurance recovery. (Unadjusted reported earnings per share in the second quarter last year were $0.48 per share). We are tentatively looking for $1.00 - $1.15 for our full fiscal year ending April 2002. This compares to earnings per share in FY 2001 of $1.19 after adjusting for one time restructuring and other items. (Unadjusted reported earnings per share in 2001 were $1.13).

We expect capital expenditures of approximately $35 million for fiscal 2002, down from the $45 million we estimated on May 30, 2001. This compares to $37 million actual capital expenditures in fiscal 2001. We have a commitment to purchase about $7 million of equipment by the end of fiscal 2002.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends during fiscal year 2002 from cash generated by operations and borrowings under available lines of credit.

Recently the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Both new standards must be implemented no later than the beginning of our next fiscal year. We have not yet determined the impact, if any, of these standards on our financial statements.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $100 million borrowed at July 28, 2001. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on a portion of this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from .475% to .800%. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2002 based upon the year end levels of exposed liabilities.

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




                           PART II - OTHER INFORMATION

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on July 30, 2001. The shareholders elected three directors for three-year terms expiring in 2004.

                              Shares Voted      Percent Shares         Shares
Election of Directors:          In Favor           In Favor           Withheld
                                --------           --------           --------
David K. Hehl                  53,914,842              99%             338,848
Rocque E. Lipford              52,047,036              96%           2,206,654
Jack L. Thompson               53,852,117              99%             401,573

The shareholders voted to approve a further amendment and restatement of our 1993 Performance-Based Stock Plan.

                 Percent                    Percent                    Percent
Shares Voted     Shares     Shares Voted    Shares       Shares        Shares
  In Favor       In Favor     Against       Against     Abstained      Abstained
  --------       --------     -------       -------     ---------      ---------
 52,173,591         96%       900,717          2%       1,179,382          2%




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         (11)  Statement of Computation of Earnings
                    See note 3 to the financial statements included in this
                     report.

(b)      Reports on Form 8-K

         We filed a Form 8-K on May 31, 2001 containing a press release and financial information about our fourth quarter and full fiscal year 2001 financial results.

         On June 1, 2001 we filed a Form 8-K announcing details relating to the retirement of a board member and his replacement.

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

Date:   September 7, 2001                      /s/ James J. Korsnack
                                               ---------------------
                                               James J. Korsnack
                                               Chief Accounting Officer