Form 10-Q
period 2001-10-27
LA-Z-BOY INC
filed 2001-11-14
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       FOR QUARTER ENDED October 27, 2001 COMMISSION FILE NUMBER 1-9656
                         ----------------                       ------

                              LA-Z-BOY INCORPORATED
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  MICHIGAN                                 38-0751137
-----------------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                   Identification No.)

1284 North Telegraph Road, Monroe, Michigan                   48162-3390
-----------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (734) 241-4414
                                                    --------------

                                      None
-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

        Yes        X                                No
             --------------                            ----------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

                Class                         Outstanding at October 27, 2001
   ------------------------------             -------------------------------
   Common Shares, $1.00 par value                         60,762,719

                             LA-Z-BOY INCORPORATED
                    FORM 10-Q SECOND QUARTER OF FISCAL 2002

                                TABLE OF CONTENTS
                                                                         Page
                                                                       Number(s)
PART I  Financial Information
     Item 1. Financial Statements
             Consolidated Balance Sheet....................................3
             Consolidated Statement of Income..............................4
             Consolidated Statement of Cash Flows..........................5
             Notes to Consolidated Financial Statements
              Note 1. Basis of Presentation................................6
              Note 2. Interim Results......................................6
              Note 3. Restructuring........................................6-7
              Note 4. Other Income..................... ...................7
              Note 5. Earnings per Share...................................7
              Note 6. Accounting Change....................................7
              Note 7. Segment Information..................................7-8

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations
             Cautionary Statement Concerning Forward-Looking Statements....8-9
             Results of Operations.........................................9-11
             Liquidity and Capital Resources...............................11-12
             Outlook.......................................................12-13

     Item 3. Quantitative & Qualitative Disclosures About Market Risk......13-14


PART II  Other Information
      Item 6. Exhibits and Reports on Form 8-K.............................14

 Signature.................................................................15


                                                  PART I FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS
                                                       LA-Z-BOY INCORPORATED
                                                    CONSOLIDATED BALANCE SHEET

(Amounts in thousands)                                       Unaudited
                                         ------------------------------------------------
                                                                      Increase/(Decrease)
                                                                     --------------------       Audited
                                           10/27/01     10/28/00       Dollars    Percent       4/28/01
                                         ------------- ------------  ----------- --------     ------------
  Current assets
    Cash and equivalents                     $24,797      $16,741        $8,056     48%           $23,565
    Receivables - net                        377,744      402,603       (24,859)    -6%           380,867
    Inventories
      Raw materials                           82,045      100,948       (18,903)   -19%            90,381
      Work-in-progress                        60,250       67,934        (7,684)   -11%            62,465
      Finished goods                         113,010      114,199        (1,189)    -1%           115,425
                                         ------------  -----------  ------------ ------       ------------
        FIFO inventories                     255,305      283,081       (27,776)   -10%           268,271
        Excess of FIFO over LIFO             (10,850)      (7,703)       (3,147)   -41%           (10,384)
                                         ------------  -----------  ------------ ------       ------------
          Total inventories                  244,455      275,378       (30,923)   -11%           257,887
    Deferred income taxes                     19,771       18,769         1,002      5%            26,168
    Income taxes - current                     2,944        5,655        (2,711)   -48%             2,944
    Other current assets                      16,133       14,059         2,074     15%            17,345
                                         ------------ ------------  ------------ ------       ------------
      Total current assets                   685,844      733,205       (47,361)    -6%           708,776
  Property, plant and equipment              219,656      226,922        (7,266)    -3%           230,341
  Goodwill                                   110,497      116,224        (5,727)    -5%           112,755
  Trade names                                118,876      124,101        (5,225)    -4%           120,981
  Other long-term assets                      55,503       58,130        (2,627)    -5%            52,944
                                         ------------ ------------  ------------ ------       ------------
         Total assets                     $1,190,376   $1,258,582      ($68,206)    -5%        $1,225,797
                                         ============ ============  ============ ======       ============

  Current liabilities
    Lines of credit                               $0           $0            $0     N/M           $10,380
    Current portion of long-term debt          6,559        1,622         4,937    304%             5,304
    Current portion of capital leases            488          457            31      7%               541
    Accounts payable                          88,604      108,305       (19,701)   -18%            92,830
    Payroll and other compensation            69,694       67,139         2,555      4%            78,550
    Income taxes                              10,423        9,808           615      6%            11,490
    Other current liabilities                 56,816       51,282         5,534     11%            50,820
                                         ------------  -----------   ----------- ------       ------------
      Total current liabilities              232,584      238,613        (6,029)    -3%           249,915
  Long-term debt                             171,477      255,818       (84,341)   -33%           196,923
  Capital leases                               2,278        2,868          (590)   -21%             2,496
  Deferred income taxes                       46,236       52,493        (6,257)   -12%            45,709
  Other long-term liabilities                 39,380       32,385         6,995     22%            35,608
  Contingencies and commitments
  Shareholders' equity
    Common shares, $1 par value               60,763       60,227           536      1%            60,501
    Capital in excess of par value           211,138      211,035           103      0%           210,924
    Retained earnings                        434,348      408,221        26,127      6%           427,616
    Accum. other comprehensive loss           (7,828)      (3,078)       (4,750)  -154%            (3,895)
                                         ------------  -----------   ----------- ------       ------------
      Total shareholders' equity             698,421      676,405        22,016      3%           695,146

        Total liabilities and            ------------  -----------   ----------- ------       ------------
        shareholders' equity              $1,190,376   $1,258,582      ($68,206)    -5%        $1,225,797
                                         ============  ===========   =========== ======       ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              LA-Z-BOY INCORPORATED
                       CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share data)
                                   (UNAUDITED)
                              SECOND QUARTER ENDED
  -----------------------------------------------------------------------------
                                                              Percent of Sales
                       10/27/01      10/28/00     % Over     ------------------
                      (13 Weeks)    (13 Weeks)    (Under)    10/27/01  10/28/00
                     ------------- -------------  -------    --------  --------
Sales                    $559,189      $592,700      -6%      100.0%    100.0%
Cost of sales             435,510       450,569      -3%       77.9%     76.0%
                     ------------- -------------  -------    --------  --------
    Gross profit          123,679       142,131     -13%       22.1%     24.0%

S, G & A                  102,073        97,295       5%       18.2%     16.4%
                     ------------- -------------  -------    --------  --------
    Operating profit       21,606        44,836     -52%        3.9%      7.6%

Interest expense            2,044         4,497     -55%        0.4%      0.8%
Interest income               387           329      18%        0.1%      0.1%
Other income, net             363         5,860     -94%        0.0%      1.0%
                     ------------- -------------  -------    --------  --------
    Pretax income          20,312        46,528     -56%        3.6%      7.9%

 Income tax expense         7,921        17,612     -55%       39.0% *   37.9% *
                     ------------- -------------  -------    --------  --------
    Net income            $12,391       $28,916     -57%        2.2%      4.9%
                     ============= =============  =======    ========  ========

 Basic EPS                  $0.20         $0.48     -58%

 Diluted avg. shares       61,052        60,684       1%

 Diluted EPS                $0.20         $0.48     -58%

 Dividends paid             $0.09         $0.09       0%
    per share

                                   (UNAUDITED)
                                SIX MONTHS ENDED
 -----------------------------------------------------------------------------
                                                             Percent of Sales
                        10/27/01      10/28/00     % Over   ------------------
                       (26 Weeks)    (26 Weeks)    (Under)  10/27/01  10/28/00
                     ------------- -------------   -------  --------  --------
Sales                  $1,018,170   $ 1,109,407       -8%    100.0%    100.0%
Cost of sales             796,627       850,935       -6%     78.2%     76.7%
                     ------------- -------------   -------  --------  --------
  Gross profit            221,543       258,472      -14%     21.8%     23.3%

S, G & A                  192,960       189,056        2%     19.0%     17.0%
                     ------------- -------------   -------  --------  --------
  Operating profit         28,583        69,416      -59%      2.8%      6.3%

Interest expense            5,000         8,849      -43%      0.5%      0.8%
Interest income               745           782       -5%      0.1%      0.1%
Other income, net             626         6,476      -90%      0.1%      0.5%
                     ------------- -------------   -------  --------  --------
  Pretax income            24,954        67,825      -63%      2.5%      6.1%

Income tax expense          9,732        25,906      -62%     39.0% *   38.2% *
                     ------------- -------------   -------  --------  --------
  Net income              $15,222       $41,919      -64%      1.5%      3.8%
                     ============= =============   =======  ========  ========

 Basic EPS                  $0.25         $0.69       -64%

 Diluted avg. shares       60,994        60,957         0%

 Diluted EPS                $0.25         $0.69       -64%

 Dividends paid             $0.18         $0.17         6%
    per share

* As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                                      LA-Z-BOY INCORPORATED
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (Amounts in thousands)


                                                                     (Unaudited)                  (Unaudited)
                                                                 Second Quarter Ended           Six Months Ended
                                                              --------------------------   --------------------------
                                                                10/27/01      10/28/00       10/27/01       10/28/00
                                                              ------------  ------------   ------------  ------------
Cash flows from operating activities
  Net income                                                     $12,391       $28,916        $15,222       $41,919

  Adjustments to reconcile net income to
   cash provided by operating activities
       Depreciation and amortization                              10,700        11,473         21,621        22,038
       Change in notes and accounts receivables                  (72,396)      (52,267)         3,602        (6,651)
       Change in inventories                                      15,723        (9,407)        13,432       (29,575)
       Change in payables                                         11,759        25,098         (4,226)       17,913
       Change in other assets and liabilities                     33,257         4,350             77       (22,638)
       Proceeds from insurance recovery                                          5,116                        5,116
       Change in deferred taxes                                    3,465         2,412          6,924         5,818
                                                              ------------   -----------   ------------   -----------
          Total adjustments                                        2,508       (13,225)        41,430        (7,979)

                                                              ------------   -----------   ------------   -----------
          Cash provided by operating activities                   14,899        15,691         56,652        33,940

Cash flows from investing activities
  Proceeds from disposals of assets                                  304           253            843           439
  Capital expenditures                                            (5,871)       (9,678)       (11,956)      (17,073)
  Change in other long-term assets                                (3,973)         (818)          (737)        2,330
                                                              ------------   -----------   ------------   -----------
          Cash used for investing activities                      (9,540)      (10,243)       (11,850)      (14,304)

Cash flows from financing activities
  Proceeds from debt                                               6,206        15,000         41,576        77,000
  Payment of debt                                                (21,050)       (7,857)       (76,147)      (66,617)
  Capital leases                                                    (134)         (134)          (271)          712
  Stock issued for stock options & 401(k) plans, net               4,580         3,495          9,528         5,915
  Repurchase of common stock                                      (6,586)      (11,241)        (6,586)      (23,249)
  Dividends paid                                                  (5,492)       (5,432)       (10,956)      (10,338)
                                                              ------------   -----------   ------------   -----------
          Cash used for financing activities                     (22,476)       (6,169)       (42,856)      (16,577)

Effect of exchange rate changes on cash                             (533)         (563)          (714)         (671)

                                                              ------------   -----------   ------------   -----------
Change in cash and equivalents                                   (17,650)       (1,284)         1,232         2,388

Cash and equivalents at beginning of period                       42,447        18,025         23,565        14,353

                                                              ------------   -----------   ------------   -----------
Cash and equivalents at end of period                            $24,797        $16,741       $24,797       $16,741
                                                              ============   ===========   ============   ===========



Cash paid during period        -Income taxes                      $5,437        $18,278        $8,500       $24,726
                               -Interest                          $2,954         $3,992        $5,216        $6,249



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
     The unaudited interim financial information is prepared in conformity with generally accepted accounting principles and, except as indicated in Notes 6 and 7, such principles are applied on a basis consistent with those reflected in our 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Management has prepared the financial information included in these financial statements. The consolidated balance sheet as of April 28, 2001 has been audited by our independent certified public accountants. The unaudited interim financial information as of and for the interim periods ended October 27, 2001 and October 28, 2000 has been prepared on a basis consistent with, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 28, 2001. The unaudited interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the respective interim period. Certain prior year information has been reclassified to be comparable to the current year presentation.


Note 2:  Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 27, 2002.


Note 3:  Restructuring
     In the second quarter ended October 27, 2001, an expense of $13.2 million was recognized relating to a restructuring plan announced on October 25, 2001. $3.7 million of the expense related to our Upholstery Group and $9.5 million related to our Casegoods Group. The plan involves closing down three of our manufacturing facilities and converting two others to warehousing, sub-assembly and import service operations. The impact will be a reduction of manufacturing space of 1.25 million square feet and 933 production and management positions with an estimated net reduction across the company of 570 employees. The $13.2 million charge, which is included in cost of sales, was made up of fixed asset writedowns of $6.2 million, severance and benefit related costs of $4.0 million, inventory writedowns of $1.5 million and other restructuring related costs of $1.5 million. At October 27, 2001, the associated liability was $5.5 million. This amount consists of severance and benefit related costs of $4.0 million and other restructuring related costs of $1.5 million. This plan is expected to be completed by the end of the fiscal year.


     At April 28, 2001, a liability of $3.9 million existed relating to a restructuring plan announced on April 19, 2001. This amount consisted of $1.2 million for severance and benefit related expenses and $2.7 million for other restructuring related costs. At October 27, 2001, the liability was $2.3 million. This amount consists of severance and benefit related costs of $0.6 million and other restructuring related costs of $1.7 million. No restructuring charges or credits were recognized in the income statement in the second quarter ended October 27, 2001 related to this restructuring announcement.

     We believe the existing restructuring liability will be adequate to cover future severance, benefits, fixed assets or other restructuring costs relating to the announcements on April 19, 2001 and October 25, 2001.


Note 4:  Other Income:  Insurance Recovery
     Other income in last year's six months and second quarter included $4.9 million resulting from a business interruption insurance recovery.


Note 5:  Earnings per Share
     Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.

                                          (Unaudited)           (Unaudited)
                                    Second Quarter Ended     Six Months Ended
                                    --------------------    ------------------
     (Amounts in thousands)         10/27/01    10/28/00    10/27/01   10/28/00
     ----------------------         --------    --------    --------   --------
     Weighted  average common
      shares outstanding (basic)      60,914      60,527      60,842     60,802
     Effect of options                   138         157         152        155
                                    --------    --------    --------   --------
     Weighted average common
      shares outstanding (diluted)    61,052      60,684      60,994     60,957
                                    ========    ========    ========   ========


Note 6:  Accounting Change
     Beginning with the first quarter ended July 28, 2001, we implemented Financial Accounting Standards Board Statement (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended. Interest rate swap arrangements have been formally designated as hedges and the effect of marking these contracts to market as of April 29, 2001 was recorded in "Accum. other comprehensive loss" on the balance sheet in the amount of $1.2 million, net of taxes.


Note 7:  Segment Information
     Our reportable operating segments are the Upholstery Group and the Casegoods Group. These segments are different from the segments used in our fiscal 2001 annual report. The new segments reflect the organizational change announced July 23, 2001 that realigned our top management team.

     The operating divisions that comprise the Upholstery Group are Bauhaus, Centurion, Clayton Marcus, England, HickoryMark, La-Z-Boy, La-Z-Boy Contract Furniture and Sam Moore. The primary products produced and sold in the Upholstery Group are recliners, sofas, occasional chairs and reclining sofas. These products are mostly or fully covered with fabric, leather or vinyl, although exposed wood and other materials are used as well.

     The operating divisions that comprise the Casegoods Group are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea, Pennsylvania House and Pilliod. The primary products produced or sold in the Casegoods Group are casegoods, business furniture and upholstered furniture. Casegoods include dining room tables and chairs, chinas, beds, dressers, chests, youth furniture and other case pieces for both the dining room and bedroom, as well as coffee tables, end tables, and entertainment centers for the living room and great room area.

     Restated comparable segment information for all quarters in fiscal 2000 and fiscal 2001 can be found in our first quarter Form 10-Q filed September 7, 2001.

     The financial results of our operating segments were as follows:

                                  (Unaudited)                (Unaudited)
                              Second Quarter Ended        Six months Ended
                              ---------------------      ----------------------
(Amounts in thousands)        10/27/01    10/28/00        10/27/01    10/28/00
----------------------        ---------------------      ----------------------
Sales
   Upholstery Group           $390,344    $389,115        $699,958    $712,558
   Casegoods Group             169,118     203,631         318,631     397,073
   Eliminations                   (273)        (46)           (419)       (224)
                             ----------   ---------      ----------  ----------
    Consolidated              $559,189    $592,700      $1,018,170  $1,109,407
                             ==========   =========     =========== ===========

Operating Profit
   Upholstery Group            $32,215     $39,148         $44,181     $60,610
   Casegoods Group              (5,019)     11,014          (5,046)     19,235
   Corp. exps. & other          (5,590)     (5,326)        (10,552)    (10,429)
                             ----------   ---------     ----------- -----------
    Consolidated               $21,606     $44,836         $28,583     $69,416
                             ==========   =========     =========== ===========



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

Many important factors, including future economic, political and industry conditions (for example, changes in interest rates, changes in consumer demand, changes in currency exchange rates, changes in demographics and consumer preferences, e-commerce developments, oil price changes, terrorism impacts and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions, changes in operating conditions or costs, effects of restructuring actions and changes in regulatory environment); and factors relating to acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.



Results of Operations
Second Quarter Ended October 27, 2001 Compared to Second Quarter Ended October 28, 2000.

See page 4 for the consolidated statement of income with analysis of percentages and calculations.

                                 Unaudited Second Quarter Ended
                       ------------------------------------------------------
                                  Sales                  Operating Profit
                       --------------------------   -------------------------
                         FY02                         FY02
                        $ Over   Percent of Total    $ Over  Percent of Sales
                        (Under)  ----------------    (Under) ----------------
                         FY01     FY02     FY01       FY01    FY02      FY01
                       --------  ------   -------   -------- ------   --------
Upholstery Group           0%      70%      66%        -18%    8.3%     10.1%
Casegoods Group          -17%      30%      34%       -146%   -3.0%      5.4%
Other                     N/A       0%       0%         -5%     N/A       N/A
                       --------  ------   -------   --------  -----   --------
    Consolidated          -6%     100%     100%        -52%    3.9%      7.6%
                       ========  ======   =======   ========  =====   ========


Second quarter sales declined 6% from the prior year's second quarter ended October 28, 2000 primarily due to continued weak furniture industry demand and impacts of retailers going out of business or experiencing financial difficulties. The Upholstery Group sales were unchanged from the prior year. We believe that our Upholstery Group sales performance was better than the industry and most of our major competitors. Based on industry data available to us, furniture industry sales of casegoods declined by double digit percentages across the country. Our Casegoods Group sales also were adversely affected by this industry downturn. Sales in our Casegoods Group were impacted by stronger competition from imported products as well.

Gross profit as a percent of sales for the second quarter ended October 27, 2001 decreased from 24.0% to 22.1%. The primary reason for the drop was due to the $13.2 million of restructuring expenses described further in Note 3 to the interim consolidated financial statements included in this report. Most of the restructuring expenses related to our Casegoods Group segment. Without the restructuring expenses our gross profit margin would have improved to 24.5% of sales from last year's 24.0%. This improvement, despite the 6% sales decline, primarily reflects the results of management's effort to adjust capacity and fixed costs in response to declining unit sales volume. In particular, the restructuring and other productivity improvements announced in April 2001 are now positively impacting gross profit margins. Healthcare expenses were also up from the prior year's quarter, which also occurred last quarter. Our healthcare cost increases are similar to national trends.

Selling, General & Administrative (S, G & A) expenses increased 5% or about $4.8 million. As a percent of sales, SG&A increased from 16.4% to 18.2% in part because of lower sales volume. One reason for the increase as a percent of sales was our decision to continue most of our advertising expenses at levels necessary to support full year marketing objectives. Continuation of advertising and other promotional support has been consistent throughout the last few quarters through this weak retail environment. Research and development expenses were also up as a percent of sales, similar to last quarter.

Interest expense declined 55% and as a percent of sales declined from 0.8% last year to 0.4%. This decline was due to reduced debt levels and lower interest rates.

Other income decreased 94% or $5.5 million from last year's second quarter. Last year's quarter included a one-time $4.9 million business interruption insurance recovery.



Six Months Ended October 27, 2001 Compared to Six Months Ended October 28, 2000.

                                 Unaudited Six Months Ended 10/27/01
                         ------------------------------------------------------
                                    Sales                  Operating Profit
                         -------------------------   --------------------------
                           FY02                        FY02
                          $ Over  Percent of Total    $ Over   Percent of Sales
                          (Under) ----------------    (Under)  ----------------
                           FY01    FY02     FY01       FY01     FY02      FY01
                         -------- -------  -------   --------  ------    ------
Upholstery Group            -2%     69%      64%        -27%    6.3%       8.5%
Casegoods Group            -20%     31%      36%       -126%   -1.6%       4.8%
Other                       N/A      0%       0%         -1%     N/A        N/A
                         -------- -------  -------   --------  ------    ------
    Consolidated            -8%    100%      100%       -59%     2.8%      6.3%
                         ======== =======  =======   ========  ======    ======

First half sales declined 8% from the prior year's first half ended October 28, 2000 primarily due to continued weak furniture industry demand and impacts of retailers going out of business or experiencing financial difficulties. Although our Upholstery Group sales decreased 2% from last year, we believe this was better than the industry and most of our major competitors. Based on industry data available to us, furniture industry sales of casegoods declined by double-digit percentages across the country. Our Casegoods Group sales also were adversely affected by this industry downturn. Sales in our Casegoods Group were impacted by stronger competition from imported products as well.

Gross profit as a percent of sales for the first half ended October 27, 2001 decreased from 23.3% to 21.8%. The primary reason for the drop was due to the $13.2 million restructuring expenses recorded in the second quarter as described in Note 3. Most of the restructuring expenses related to our Casegoods Group segment. The decline in sales along with our decision to control inventory levels also contributed to the reduction in gross margins due to fixed manufacturing costs not being reduced in proportion to sales reductions. Healthcare expenses were also up from the prior year's first half; similar to nationwide healthcare cost trends. Without the restructuring expenses the gross profit margin would have been almost equal to last year's 23.3%.

Selling, General & Administrative (S, G & A) expenses increased 2% or about $3.9 million. As a percent of sales, SG&A increased from 17.0% to 19.0% in part due to reduced sales volume. One reason for the increase was our decision to continue most of our advertising expenses at levels necessary to support full year marketing objectives. Continuation of advertising and other promotional support has been consistent throughout the last few quarters through this weak retail environment. Research and development expenses were also up as a percent of sales.

Interest expense declined 43% and as a percent of sales declined from 0.8% last year to 0.5%. This decline was due to reduced debt levels and lower interest rates.

Other income decreased $5.8 million. Last year's quarter included a one-time $4.9 million business interruption insurance recovery.



Liquidity and Capital Resources

Cash flows from operations amounted to $57 million in the first six months of fiscal year 2002 compared to $34 million in the prior year. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $29 million during the first six month period, which is down from about $51 million in the first six months of fiscal 2001. Cash and cash equivalents increased by $1 million during the six month period compared to an increase of $2 million in the prior year.

Inventories declined 10% or $28 million from last year on a FIFO basis. Inventories also declined 6% or $15 million compared to last quarter (our first quarter) whereas at the end of October last year they increased 3% from the first to the second quarter. These declines were primarily the result of efforts to reduce inventories as sales levels declined. The largest reductions in inventory were in our Casegoods segment that also had our largest reduction in sales.

We believe we have a very strong capital structure as evidenced by a low debt to capitalization ratio of 20.6% as well as a strong current ratio and interest coverage ratio. As of October 27, 2001, we had line of credit availability of approximately $314 million under several credit agreements.

Capital expenditures were $6 million during the three months ended October 27, 2001 and $12 million for the six months compared to last year's $10 million for the quarter and $17 million for the six months.

During the second quarter we repurchased 418,000 shares of our common stock, at an average price of $15.76 per share. As of October 27, 2001, 847,000 La-Z-Boy shares authorized for purchase on the open market were still available for purchase by us.


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

Nevertheless, current consumer sentiment remains highly unsettled, and we anticipate challenging conditions in our third fiscal quarter. Our sales are expected to decline in mid single digit percentages in the third quarter compared to last year's third quarter. We expect our Upholstery Group segment sales to show a small percentage improvement over the prior year. We expect our Casegoods Group segment to have a double-digit percentage decline in sales but not quite as deep as the 17% decline experienced in this year's second quarter. Casegoods Group sales trends (percent decreases vs. prior year comparable quarters) are improving and we expect them to continue to improve from the 23% decline in the first quarter. But we are not anticipating that Casegoods' dollar level of sales will reach comparable year earlier levels this fiscal year or in the first half of next fiscal year.

We expect interest expense to continue to be substantially less next quarter than in the prior year quarter. It also should be less than this second quarter's amount.

We are anticipating our full year income tax rate to be similar to last year's 39.0%.

Because most of our recent restructuring actions in both April and October applied to our Casegoods Group segment we are expecting improved operating margins for this segment in future quarters.

We estimate that our diluted net income per share for the third quarter ending January 2002 will be between $0.26 -$0.30 compared to $0.27 last year. Our tentative estimate for the fiscal year ended April 2002 is presently $1.05 - $1.12 excluding restructuring charges.

We expect capital expenditures of approximately $30 million for the full year of fiscal 2002, down from the $35 million we estimated on July 28, 2001. This compares to $37 million actual capital expenditures in fiscal 2001. We have a commitment to purchase about $7 million of equipment by the end of fiscal 2002.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends during fiscal year 2002 from cash generated by operations and borrowings under available lines of credit.

Recently the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" which must be implemented no later than the beginning of our next fiscal year. We believe there will be at least two probable effects of implementing SFAS 142, although we have not yet determined other possible effects including potential impairment charges upon adoption. One effect would be to cause goodwill amortization to cease. Our goodwill amortization expense last year (fiscal 2001) was $4.4 million. Goodwill amortization is not deductible for our tax expense purposes. We estimate that goodwill amortization expense will be similar this year to the expense of last year. If so, and assuming dilutive shares outstanding also are similar, then the cessation of goodwill amortization expense would favorably impact fiscal 2003 earnings per share by about $0.07. We believe that another probable effect of SFAS 142 would be to eliminate the amortization expense related to our indefinite-lived trade names for financial reporting purposes. Our trade names amortization expense last year was $4.7 million. Trade names amortization is deductible for our tax expense accounting purposes. Given similar dilutive shares assumptions and assuming a similar tax rate to this year, next year's earnings per share would be about $0.05 higher than this year's due to the cessation of trade names amortization expense.

Recently the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". We have not yet determined the impact of this SFAS, if any, on our financial statements.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $100 million borrowed at October 27, 2001. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on a portion of this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from .475% to .800%. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2002 based upon the quarter-end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts. Substantially all of our imported purchased parts are denominated in U.S. dollars. Thus, we believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results of operations in fiscal year 2002.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       (10.1) Form of Change in Control Agreement (Note 1). Executive officers currently covered; Patrick H. Norton, Gerald L. Kiser, David M. Risley.

       (10.2)  La-Z-Boy Incorporated 1986 Incentive Stock Option Plan (Note 2)

       (11)    Statement of Computation of Earnings
                 See note 5 to the financial statements included in this report.

(b)    Reports on Form 8-K

       We filed a Form 8-K on August 15, 2001 containing a press release and financial information about our actual first quarter fiscal year 2002 financial results.

       We filed a Form 8-K on October 25, 2001 containing a press release about our expected second quarter financial results and a new restructuring charge.

Notes to Exhibits

Note 1. Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.

Note 2. Incorporated by reference to an exhibit to definitive proxy statement dated June 29, 2001.

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

                                               LA-Z-BOY INCORPORATED
                                              -----------------------
                                                    (Registrant)

Date:   November 14, 2001                    /s/James J. Korsnack
                                           -----------------------------------
                                            James J. Korsnack
                                            Chief Accounting Officer