Form 10-Q
period 2002-01-26
LA-Z-BOY INC
filed 2002-02-13
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004
                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

         FOR QUARTER ENDED JANUARY 26, 2002 COMMISSION FILE NUMBER 1-9656
                           ----------------                        ------

                              LA-Z-BOY INCORPORATED
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                MICHIGAN                                 38-0751137
-------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                     Identification No.)

1284 North Telegraph Road, Monroe, Michigan             48162-3390
-------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (734) 241-4414
                                                    --------------

                                      None
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year,if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

          Yes        X                                No
              --------------                             ----------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

         Class                                Outstanding at January 26, 2002
------------------------------                -------------------------------
Common Shares, $1.00 par value                             60,870,368

                            LA-Z-BOY INCORPORATED
                   FORM 10-Q SECOND QUARTER OF FISCAL 2002

                                TABLE OF CONTENTS
                                                                            Page
                                                                       Number(s)
PART I   Financial Information
     Item 1. Financial Statements
             Consolidated Balance Sheet.................................. 3
             Consolidated Statement of Income............................ 4
             Consolidated Statement of Cash Flows........................ 5
             Notes to Consolidated Financial Statements
              Note 1. Basis of Presentation.............................. 6
              Note 2. Interim Results.................................... 6
              Note 3. Restructuring...................................... 6-7
              Note 4. Divestiture........................................ 7
              Note 5. Other Income: Insurance Recovery................... 7
              Note 6. Earnings per Share................................. 7
              Note 7. Accounting Change.................................. 8
              Note 8. Segment Information................................ 8-9

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations
             Cautionary Statement Concerning Forward-Looking Statements.. 10
             Pilliod Divestiture......................................... 10
             Results of Operations....................................... 11-14
             Liquidity and Capital Resources............................. 14
             Outlook..................................................... 15-16

     Item 3. Quantitative & Qualitative Disclosures About Market Risk.... 16



PART II   Other Information
      Item 6. Exhibits and Reports on Form 8-K........................... 17

Signature................................................................ 17


                                                    PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                        LA-Z-BOY INCORPORATED
                                                      CONSOLIDATED BALANCE SHEET

(Amounts in thousands)                                        Unaudited
                                         ------------------------------------------------------
                                                                           Increase/(Decrease)
                                                                           --------------------          Audited
                                           1/26/02       1/27/01            Dollars    Percent           4/28/01
                                         -----------   -----------         --------    --------        -----------
Current assets
  Cash and equivalents                      $26,781       $20,409           $6,372        31%            $23,565
  Receivables - net                         352,522       365,469          (12,947)       -4%            380,867
  Inventories
    Raw materials                            79,539       103,044          (23,505)      -23%             90,381
    Work-in-progress                         59,544        67,074           (7,530)      -11%             62,465
    Finished goods                          100,535       111,210          (10,675)      -10%            115,425
                                         -----------   -----------        ---------    -------        -----------
      FIFO inventories                      239,618       281,328          (41,710)      -15%            268,271
      Excess of FIFO over LIFO              (12,480)       (7,838)          (4,642)      -59%            (10,384)
                                         -----------   -----------        ---------    -------        -----------
        Total inventories                   227,138       273,490          (46,352)      -17%            257,887
  Deferred income taxes                      27,251        20,805            6,446        31%             26,168
  Income taxes - current                      2,944           -              2,944        N/A              2,944
  Other current assets                       15,424        19,987           (4,563)      -23%             17,345
                                         -----------   -----------        ---------    --------       -----------
    Total current assets                    652,060       700,160          (48,100)       -7%            708,776
Property, plant and equipment               214,952       223,562           (8,610)       -4%            230,341
Goodwill                                    109,371       113,486           (4,115)       -4%            112,755
Trade names                                 117,824       123,821           (5,997)       -5%            120,981
Other long-term assets                       57,808        59,492           (1,684)       -3%             52,944
                                         -----------   -----------        ---------    --------       -----------
       Total assets                      $1,152,015    $1,220,521         ($68,506)       -6%         $1,225,797
                                         ===========   ===========        =========    ========       ===========


Current liabilities
  Lines of credit                              $700            $0             $700        N/A            $10,380
  Current portion of long-term debt             638         1,604             (966)      -60%              5,304
  Current portion of capital leases             546           457               89        19%                541
  Accounts payable                           73,198        90,784          (17,586)      -19%             92,830
  Payroll and other compensation             72,239        64,551            7,688        12%             78,550
  Income taxes                                1,716         1,413              303        21%             11,490
  Other current liabilities                  55,461        47,875            7,586        16%             50,820
                                         -----------   -----------        ---------    --------       -----------
    Total current liabilities               204,498       206,684           (2,186)       -1%            249,915
Long-term debt                              141,451       240,688          (99,237)      -41%            196,923
Capital leases                                2,083         2,739             (656)      -24%              2,496
Deferred income taxes                        46,545        52,488           (5,943)      -11%             45,709
Other long-term liabilities                  41,365        30,448           10,917        36%             35,608
Contingencies and commitments
Shareholders' equity
  Common shares, $1 par value                60,870        60,259              611         1%             60,501
  Capital in excess of par value            211,375       211,017              358         0%            210,924
  Retained earnings                         451,793       418,706           33,087         8%            427,616
  Accum. other comprehensive loss            (7,965)       (2,508)          (5,457)     -218%             (3,895)
                                         -----------   -----------        ---------    --------       -----------
    Total shareholders' equity              716,073       687,474           28,599         4%            695,146
      Total liabilities and              -----------   -----------        ---------    --------       -----------
      shareholders' equity               $1,152,015    $1,220,521         ($68,506)       -6%         $1,225,797
                                         ===========   ===========        =========    ========       ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              LA-Z-BOY INCORPORATED
                       CONSOLIDATED STATEMENT OF INCOME
                (Amounts in thousands, except per share data)

                                   (UNAUDITED)
                               THIRD QUARTER ENDED
-------------------------------------------------------------------------------
                                                                Percent of Sales
                            1/26/02      1/27/01    % Over    -----------------
                          (13 Weeks)   (13 Weeks)   (Under)   1/26/02   1/27/01
                          ----------   ----------   -------   -------   -------
Sales                      $544,980     $552,019       -1%     100.0%    100.0%
Cost of sales               406,324      428,945       -5%      74.6%     77.7%
                          ----------   ----------   -------   -------   -------
   Gross profit             138,656      123,074       13%      25.4%     22.3%

S, G & A                    101,298       95,855        6%      18.6%     17.4%
Loss on divestiture          11,689            0       N/A       2.1%      0.0%
                          ----------   ----------   -------   -------   -------
   Operating income          25,669       27,219       -6%       4.7%      4.9%

Interest expense              3,004        4,821      -38%       0.6%      0.9%
Interest income                 370          502      -26%       0.1%      0.1%
Other income, net               576        2,623      -78%       0.1%      0.5%
                          ----------   ----------   -------   -------   -------
   Pretax income             23,611       25,523       -7%       4.3%      4.6%

Income tax expense            1,948        9,406      -79%       8.2%*    36.9%*
                          ----------   ----------   -------   -------   -------
   Net income               $21,663      $16,117       34%       4.0%      2.9%
                          ==========   ==========   =======   =======   =======

Basic EPS                     $0.35        $0.27       30%

Diluted avg. shares          61,062       60,399        1%

Diluted EPS                   $0.35        $0.27       30%

Dividends paid                $0.09        $0.09        0%
   per share


                                   (UNAUDITED)
                                NINE MONTHS ENDED
-------------------------------------------------------------------------------
                                                                Percent of Sales
                            1/26/02      1/27/01    % Over    -----------------
                          (39 Weeks)   (39 Weeks)   (Under)   1/26/02   1/27/01
                          ----------   ----------   -------   -------   -------
Sales                    $1,563,150   $ 1,661,426      -6%     100.0%    100.0%
Cost of sales             1,202,951     1,279,880      -6%      77.0%     77.0%
                          ----------   ----------   -------   -------   -------
   Gross profit             360,199       381,546      -6%      23.0%     23.0%

S, G & A                    294,258       284,911       3%      18.8%     17.2%
Loss on divestiture          11,689             0      N/A       0.7%      0.0%
                          ----------   ----------   -------   -------   -------
   Operating income          54,252        96,635     -44%       3.5%      5.8%

Interest expense              8,004        13,670     -41%       0.5%      0.8%
Interest income               1,115         1,284     -13%       0.0%      0.1%
Other income, net             1,202         9,099     -87%       0.1%      0.5%
                          ----------   ----------   -------   -------   -------
   Pretax income             48,565        93,348     -48%       3.1%      5.6%

Income tax expense           11,680        35,312     -67%      24.1%*    37.8%*
                          ----------   ----------   -------   -------   -------
   Net income               $36,885       $58,036     -36%       2.4%      3.5%
                          ==========   ==========   =======   =======   =======

Basic EPS                     $0.60         $0.96     -38%

Diluted avg. shares          61,000        60,769       0%

Diluted EPS                   $0.60         $0.96     -38%

Dividends paid                $0.27         $0.26       4%
   per share

* As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                          LA-Z-BOY INCORPORATED
                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         (Amounts in thousands)


                                                          (Unaudited)                 (Unaudited)
                                                     Third Quarter Ended           Nine Months Ended
                                                   ------------------------      --------------------
                                                    1/26/02        1/27/01        1/26/02    1/27/01
                                                   ---------      ---------      ---------  ---------
Cash flows from operating activities
  Net income                                        $21,663        $16,117        $36,885    $58,036

  Adjustments to reconcile net income to
   cash provided by operating activities
      Loss on divestiture                            11,689            -           11,689        -
      Depreciation and amortization                  11,122         11,601         32,743     33,639
      Change in receivables                          20,008         34,274         23,610     27,623
      Change in inventories                           7,936          1,889         21,368    (27,686)
      Change in payables                            (14,409)       (17,521)       (18,635)       392
      Change in other assets and liabilities         (7,709)       (13,283)        (7,631)   (35,921)
      Proceeds from insurance recovery                  -              -              -        5,116
      Change in deferred taxes                       (7,171)        (2,041)          (247)     3,777
                                                   ---------      ---------      ---------  ---------
         Total adjustments                           21,466         14,919         62,897      6,940

                                                   ---------      ---------      ---------  ---------
          Cash provided by operating activities      43,129         31,036         99,782     64,976

Cash flows from investing activities
  Proceeds from disposals of assets                   1,365            221          2,208        660
  Capital expenditures                              (11,386)        (5,986)       (23,342)   (23,059)
  Proceeds from divestiture                           6,048            -            6,048        -
  Change in other long-term assets                    2,617         (2,145)         1,879        185
                                                   ---------      ---------      ---------  ---------
          Cash used for investing activities         (1,356)        (7,910)       (13,207)   (22,214)

Cash flows from financing activities
  Proceeds from debt                                 50,700            -           92,276     77,000
  Payment of debt                                   (85,947)       (15,148)      (162,094)   (81,765)
  Capital leases                                       (137)          (129)          (408)       583
  Stock issued for stock options & 401(k) plans       2,070            887         11,598      6,802
  Repurchase of common stock                           (473)          (151)        (7,059)   (23,400)
  Dividends paid                                     (5,471)        (5,424)       (16,427)   (15,762)
                                                   ---------      ---------      ---------  ---------
          Cash used for financing activities        (39,258)       (19,965)       (82,114)   (36,542)

Effect of exchange rate changes on cash                (531)           507         (1,245)      (164)

                                                   ---------      ---------      ---------  ---------
Change in cash and equivalents                        1,984          3,668          3,216      6,056

Cash and equivalents at beginning of period          24,797         16,741         23,565     14,353

                                                   ---------      ---------      ---------  ---------
Cash and equivalents at end of period               $26,781        $20,409        $26,781    $20,409
                                                   =========      =========      =========  =========



Cash paid during period       -Income taxes         $14,366        $21,430        $22,866    $46,156
                              -Interest              $1,822         $6,490         $7,038    $12,739




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
     The unaudited interim financial information is prepared in conformity with generally accepted accounting principles and, except as indicated in Notes 7 and 8, such principles are applied on a basis consistent with those reflected in our 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission. Management has prepared the financial information included in these consolidated financial statements. The consolidated balance sheet as of April 28, 2001, has been audited by our independent certified public accountants. The unaudited interim financial information as of and for the interim periods ended January 26, 2002 and January 27, 2001 has been prepared on a basis consistent with, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended April 28, 2001. The unaudited interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the respective interim period. Certain prior year information has been reclassified to be comparable to the current year presentation.


Note 2:  Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 27, 2002.


Note 3:  Restructuring
     In the second quarter of this year we recorded an expense of $13.2 million in cost of sales as a result of a restructuring plan. This plan involved closing down three of our manufacturing facilities and converting two others to warehousing, sub-assembly and import service operations. In the fourth quarter of last fiscal year, we recorded a restructuring expense of $11.2 million in cost of sales as a result of strategic decisions to rationalize production capacity to achieve more efficient production utilization and exit certain unprofitable product lines. Restructuring liabilities along with charges to expense, cash payments or asset write-offs were as follows:


                                                  Fiscal 2002
                                           -----------------------
                                                           Cash
                                                         Payments
                                4/28/01    Charges to    or Asset      1/26/02
(Amounts in thousands)          Balance     Expense*    Write-offs     Balance
-----------------------        --------    ----------   ----------     -------
Fixed asset write-downs             --       $6,200       ($6,200)         --
Severance and benefit
  related costs                 $1,200        4,000        (1,479)      $3,721
  Inventory write-downs             --        1,500        (1,500)          --
  Other                          2,700        1,500        (1,750)       2,450
                               --------    ----------   ----------     --------
    Total restructuring         $3,900      $13,200      ($10,929)      $6,171
                               ========    ==========   ==========     ========
* All additions in this year are due to the restructuring announced in the second quarter.

                                                  Fiscal 2001
                                           -----------------------
                                                           Cash
                                                         Payments
                                4/29/00    Charges to    or Asset      4/28/01
(Amounts in thousands)          Balance     Expense     Write-offs     Balance
----------------------         --------    ----------   ----------     -------
Fixed asset write-downs             --       $4,000       ($4,000)         --
Severance and benefit
  related costs                     --        1,200            --      $1,200
Inventory write-downs               --        3,300        (3,300)         --
Other                               --        2,700            --       2,700
                               --------    ----------   ----------     -------
  Total restructuring               --      $11,200       ($7,300)     $3,900
                               ========    ==========   ==========     =======



Note 4: Divestiture
     Effective November 30, 2001, we sold the assets of our Pilliod Furniture subsidiary to Michels South Carolina Incorporated. Pilliod, which produces promotionally-priced bedroom and occasional furniture, was part of our January 2000 acquisition of Greensboro, NC-based LADD Furniture, Inc. The transaction generated a pretax loss of $11.7 million. Tax expense, however, was favorably impacted with a tax benefit of $11.8 million resulting in a small net gain with no earnings per share effect.


Note 5:  Other Income:  Insurance Recovery
     Other income in the nine months ended January 27, 2001 included $4.9 million resulting from a business interruption insurance recovery.


Note 6:  Earnings per Share
     Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.


                                           (Unaudited)           (Unaudited)
                                      Third Quarter Ended     Nine Months Ended
                                      -------------------     -----------------
(Amounts in thousands)                1/26/02     1/27/01     1/26/02   1/27/01
----------------------                -------     -------     -------   -------
Weighted  average common
 shares outstanding (basic)            60,827      60,240      60,837    60,615
Effect of options                         235         159         163       154
                                      -------     -------     -------   -------
Weighted average common
 shares outstanding (diluted)          61,062      60,399      61,000    60,769
                                      =======     =======     =======   =======

Note 7:  Accounting Change
     Beginning with our first quarter ended July 28, 2001, we implemented Financial Accounting Standards Board Statement (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Interest rate swap arrangements have been formally designated as hedges and the effect of marking these contracts to market as of April 29, 2001 was recorded in "Accum. other comprehensive loss" on the balance sheet in the amount of $1.2 million, net of taxes.

Note 8:  Segment Information
     Our reportable operating segments are the Upholstery Group and the Casegoods Group. These segments are different from the segments used in our fiscal 2001 annual report. The new segments reflect the organizational change announced July 23, 2001 that realigned our top management team.

     The operating units that comprise the Upholstery Group are Bauhaus, Centurion, Clayton Marcus, England, HickoryMark, La-Z-Boy, La-Z-Boy Contract Furniture and Sam Moore. The primary products produced and sold in the Upholstery Group are recliners, sofas, occasional chairs and reclining sofas. These products are mostly or fully covered with fabric, leather or vinyl, although exposed wood and other materials are used as well.

     The operating units that comprise the Casegoods Group are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House. The primary products produced or sold in the Casegoods Group are casegoods, business furniture and upholstered furniture. Casegoods include dining room tables and chairs, chinas, beds, dressers, chests, youth furniture and other case pieces for both the dining room and bedroom, as well as coffee tables, end tables, and entertainment centers for the living room and great room area.

     Comparable segment information for all quarters in fiscal 2000 and fiscal 2001 can be found in our first quarter Form 10-Q filed September 7, 2001.

     The financial results of our operating segments are shown below. Results for the Casegoods Group include Pilliod through November 30, 2001.

                                       (Unaudited)             (Unaudited)
(Amounts in thousands)             Third Quarter Ended      Nine Months Ended
----------------------             -------------------     -------------------
                                    1/26/02    1/27/01     1/26/02    1/27/01
                                   --------    --------    -------   ---------
Sales
-----
  Upholstery Group                 $397,388    $372,443  $1,097,346  $1,085,001
  Casegoods Group                   147,872     180,275     466,503     577,348
  Eliminations                         (280)       (699)       (699)       (923)
                                   ---------   ---------  ----------  ----------
        Consolidated               $544,980    $552,019  $1,563,150  $1,661,426
                                   =========   =========  ==========  ==========

Operating Income
----------------
  Upholstery Group
    Without restructuring           $37,277     $30,767     $85,193     $91,377
    Restructuring                         0           0      (3,735)          0
                                   ---------   ---------  ----------  ----------
      Net Upholstery Group           37,277      30,767      81,458      91,377

  Casegoods Group
    W/O restructuring & divestiture   7,441       1,441      11,847      20,676
    Restructuring                         0           0      (9,452)          0
    Loss on divestiture             (11,689)          0     (11,689)          0
                                   ---------   ---------  ----------  ----------
      Net Casegoods Group            (4,248)      1,441      (9,294)     20,676

  Corporate expenses & other         (7,360)     (4,989)    (17,912)    (15,418)
                                   ---------   ---------  ----------  ----------
        Consolidated                $25,669     $27,219     $54,252     $96,635
                                   =========   =========  ==========  ==========

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

Many important factors, including future economic, political and industry conditions (for example, changes in interest rates, changes in consumer demand, changes in currency exchange rates, changes in demographics and consumer preferences, e-commerce developments, oil price changes, terrorism impacts, and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions, changes in operating conditions or costs, effects of restructuring actions and changes in regulatory environment); and factors relating to acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.



Pilliod Divestiture
Effective November 30, 2001 we sold the assets of our Pilliod subsidiary that operated in our Casegoods Group segment. Results of operations prior to November 30, 2001 are fully included in results of operations. You can find more information on the Pilliod divestiture in Note 4 on page 7 as well as in the various comments or analysis that follow.

Results of Operations

                                             Sales
                                           Unaudited
                    -----------------------------------------------------------
                          Third Quarter                       Nine Months
                    ---------------------------       -------------------------
                     FY02                              FY02
                    $ Over     Percent of Total       $ Over   Percent of Total
                    (Under)    ----------------       (Under)  ----------------
                     FY01       FY02     FY01          FY01     FY02     FY01
                    -------    -------  -------       -------  -------  -------
  Upholstery Group     7%        73%      67%            1%      70%      65%
  Casegoods Group    -18%        27%      33%          -19%      30%      35%
  Other               N/A         0%       0%           N/A       0%       0%
                    -------    -------  -------       -------  -------  -------
      Consolidated    -1%       100%     100%           -6%     100%     100%
                    =======    =======  =======       =======  =======  =======



                                            Operating Income
                                                Unaudited
                          ------------------------------------------------------
                                Third Quarter                   Nine Months
                          ---------------------------   ------------------------
                           FY02                          FY02
                          $ Over    Percent of Sales    $ Over  Percent of Sales
                          (Under)   -----------------   (Under) ----------------
                           FY01      FY02     FY01       FY01     FY02     FY01
                          -------   ------   --------   -------  ------  -------
Upholstery Group
 Without restructuring      21%      9.4%     8.3%        -7%     7.8%     8.4%
 Restructuring              N/A       N/A      N/A        N/M    -0.3%     0.0%
                          -------   ------   --------   -------  ------  -------
   Net Upholstery Group     21%      9.4%     8.3%       -11%     7.4%     8.4%

Casegoods Group
 W/O restructuring
   & divestiture           416%      5.0%     0.8%       -43%     2.5%     3.6%
 Restructuring              N/A       N/A      N/A        N/M    -2.0%     0.0%
 Loss on divestiture        N/M     -7.9%     0.0%        N/M    -2.5%     0.0%
                          -------   ------   --------   -------  ------  -------
   Net Casegoods Group    -395%     -2.9%     0.8%      -145%    -2.0%     3.6%

Corporate expenses & other  48%     -1.4%    -0.9%        16%    -1.1%    -0.9%
                          -------   ------   --------   -------  ------  -------
      Consolidated          -6%      4.7%     4.9%       -44%     3.5%     5.8%
                          =======   ======   ========   =======  ======  =======


Also, see page 4 for the consolidated statement of income with analysis of percentages and calculations.

Third Quarter Ended January 26, 2002 Compared to Third Quarter Ended January 27, 2001.

Third quarter sales declined 1% from the prior year's third quarter. Upholstery Group sales were up 7% while Casegoods Group sales declined 18%. Excluding Pilliod from both periods, our Casegoods Group sales declined 13% vs. the reported 18% decline including Pilliod.

We believe that our Upholstery Group sales performance was better than the industry and most of our major competitors. Last quarter, the Upholstery Group's sales were flat with the second quarter of the prior year. Therefore, the current 7% third quarter increase compared to the prior year's third quarter indicates positive sales momentum. The third quarter Upholstery Group improvement occurred in large part at La-Z-Boy Furniture Galleries, which are a major proprietary distribution channel for the Upholstery Group. Same store retail sales at La-Z-Boy Furniture Galleries were up 16% from last year's third quarter. Also, there were strong sales at our England and Bauhaus operating units.

Based on industry data, residential furniture industry sales of casegoods declined by double digit percentages across the country. Our Casegoods Group sales were adversely affected by this residential industry downturn and the impact of stronger competition from imported products. A more severe industry decline in the U.S. hospitality (hotel/motel) market was particularly impacted by the September 11, 2001 terrorist attack.

Gross profit as a percent of sales for the third quarter ended January 26, 2002 increased from 22.3% to 25.4%. This improvement, despite a 1% sales decline, primarily reflects the results of management's efforts to adjust capacity and fixed costs in response to a weak sales environment. In particular, restructuring and other productivity improvements announced in April and October are now positively impacting gross profit margins.

Selling, General & Administrative (S, G & A) expenses increased 6% or about $5.4 million. As a percent of sales, S, G & A increased from 17.4% to 18.6%. Warehousing, research and development, employee benefits and information technology expenses were up as a percent of sales.

Operating income margins declined from 4.9% of sales to 4.7%. Excluding the effect of the pretax loss on the Pilliod divestiture, our consolidated profit margin increased from 4.9% to 6.9%. We improved our margin in both of our segments. The Upholstery Group's margin of 9.4% was higher than last year's third quarter margin of 8.3%. Reasons for the Upholstery Group improvement include the 7% sales increase, higher productivity and reductions in plywood and leather costs. The Casegoods Group's margin (excluding the loss on divestiture) improved from 0.8% to 5.0%. The 5.0% margin was almost double the margin of the second quarter. The Casegoods Group improvement compared to last year's third quarter was due to major retailer bankruptcies which adversely affected the prior year, a lower operating loss at Pilliod, and two restructurings and other cost cutting measures to reflect reduced demand.

Income tax expense declined from 36.9% of pretax income to 8.2% due to the effects of the Pilliod divestiture. Without the $11.8 million divestiture tax benefit, the third quarter income tax rate would have been 39.0%, which is comparable to the rate of the first six months of the year.



Nine Months Ended January 26, 2002 Compared to Nine Months Ended January 27,
2001.

Nine months sales declined 6% from the prior year primarily due to continued weak furniture industry demand and impacts of retailers going out of business or experiencing financial difficulties. Upholstery Group sales increased 1% while Casegoods Group sales declined 19%. Excluding Pilliod from both periods, our Casegoods Group sales declined 16% vs. the 19% reported decline.

Our Upholstery Group sales increased 1% from last year. We believe this was better than the industry and most of our major competitors.

Based on industry data, furniture industry sales of casegoods declined by double-digit percentages across the country. Our Casegoods Group sales were adversely affected by this severe downturn in the casegoods segment of the U.S. furniture industry and the impact of stronger competition from imported products.

Selling, General & Administrative (S, G & A) expenses increased 3% or about $9.3 million. As a percent of sales, S, G & A increased from 17.2% to 18.8% in part due to reduced sales volume. Warehousing, research and development, employee benefits, advertising and information technology expenses were up as a percent of sales.

Operating income margins declined from 5.8% of sales to 3.5%. Excluding the effect of restructurings and the loss on the Pilliod divestiture, our profit margin decreased from 5.8% to 5.1%. The Upholstery Group's margin of 7.8% was less than last year's 8.4% primarily due to first quarter sales volume being below plan and higher health care expenses for the first six months of the year. The Casegoods Group's margin (excluding restructuring expenses and the loss on divestiture) declined from 3.6% of sales to 2.5%. The primary reason for the decline was a 16% decline in sales (excluding Pilliod from both periods).

Interest expense declined 41%. As a percent of sales it declined from 0.8% last year to 0.5%. This decline was due to reduced debt levels and lower interest rates.

Other income decreased $7.9 million. Last year's second quarter included a $4.9 million business interruption insurance recovery.



Liquidity and Capital Resources

Cash flows from operations amounted to $100 million in the first nine months of fiscal year 2002 compared to $65 million in the prior year. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $47 million during the first nine months, which was down from $62 million in the first nine months of fiscal 2001.

Inventories declined 17% or $46 million from last year on a LIFO basis. Inventories also declined 6% or $17 million compared to last quarter (our second quarter) whereas at the end of January last year they decreased 1% from the second to the third quarter. These declines were primarily due to the Pilliod divestiture and the result of efforts to reduce inventories as sales levels declined. The largest reductions in inventory were in our Casegoods segment that also had our largest reduction in sales.

We continued to pay down debt. In the third quarter of this year we paid down $35 million, which brings our nine months net cash debt reductions to $70 million.

We believe we have a strong capital structure as evidenced by a low debt to capitalization ratio of 16.9% as well as a strong current ratio and interest coverage ratio. As of January 26, 2002, we had line of credit availability of approximately $361 million under several credit agreements.

Capital expenditures were $11 million during the three months ended January 26, 2002 and $23 million for the nine months compared to last year's $6 million for the quarter and $23 million for the nine months.

During the third quarter we repurchased approximately 24,000 shares of our common stock, at an average price of $19.80 per share. On February 12, 2002, our board of directors authorized the repurchase of up to an additional four million shares of our stock at such times and prices deemed opportune by corporate management. The previous three million shares repurchase authorization, approved by the directors in February 2000, still had 590,000 shares remaining at February 12, 2002.

Outlook

We remain cautiously positive regarding the longer-term outlook for our industry
- especially for a company such as La-Z-Boy, operating under the umbrella of powerful consumer brand names and a strong and growing proprietary distribution system. We expect the low U.S. interest rates and other more localized economic forces to strengthen housing turnover and home remodeling - both strong drivers of retail furniture demand.

In the shorter term we expect fourth quarter sales to decline a low single digit percentage amount. We expect our Upholstery Group segment sales to show low to mid single digit percentage improvements over the prior year driven in part by much better sales order backlogs at the end of January this year than last year. Backlogs are stronger in part due to many retailers raising their lean current level of inventories to support higher current sales rates. We expect our Casegoods Group segment to continue to have a double-digit percentage decline in sales. The divestiture of the Pilliod operating unit is expected to adversely affect Casegoods Group prior year sales comparisons for the next three quarters. Casegoods Group sales backlogs at the end of January, similar to the end of October, were measurably less than at the same period of the prior year.

We expect interest expense to continue to be substantially less next quarter than in the prior year quarter.

We are anticipating the income tax rate in the upcoming fourth quarter to be 39.0% of pretax income. Excluding the tax effects of the divestiture of Pilliod, the tax rate for the first nine months of this fiscal year was also 39.0%.

Because most of our April and October restructuring actions and the November Pilliod disposition applied to our Casegoods Group segment, we are expecting improved operating income margins for this segment in future quarters.

We estimate that our diluted net income per share (EPS) for the fourth quarter ending April 2002 will be between $0.42 -$0.46 compared to $0.17 last year. Last year's fourth quarter EPS included an $0.11 restructuring charge. EPS for the year would be $1.02 - $1.06 or $1.15 -$1.19 exclusive of restructuring charges. Last year EPS was $1.13 or $1.19 excluding restructuring charges and an insurance gain.

We expect capital expenditures of approximately $30 million for the full year of fiscal 2002. Last year we spent $37 million.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends during fiscal year 2002 from cash generated by operations and borrowings under available lines of credit.

Recently the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets", which must be implemented at the beginning of our next fiscal year. We believe there will be at least two probable effects of implementing SFAS 142, although we have not yet determined other possible effects including potential impairment charges upon adoption. One effect would be to cause goodwill amortization to cease. Our goodwill amortization expense last year (fiscal 2001) was $4.4 million. Goodwill amortization is not deductible for our tax expense purposes. We estimate that goodwill amortization expense will be similar this year to the expense of last year. If so, and assuming dilutive shares outstanding also are similar, then the cessation of goodwill amortization expense would favorably impact fiscal 2003 earnings per share by about $0.07. We believe that another probable effect of SFAS 142 would be to eliminate the amortization expense related to our indefinite-lived trade names for financial reporting purposes. Our trade names amortization expense last year was $4.7 million. Trade names amortization is deductible for our tax expense accounting purposes. Given similar dilutive shares assumptions and assuming a similar tax rate to this year, next year's earnings per share would be about $0.05 higher than this year's due to the cessation of indefinite-lived trade names amortization expense.

Recently the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We have not yet determined the impact of this SFAS, if any, on our financial statements.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $70 million borrowed at January 26, 2002. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on a portion of this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million until December 2003 at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from .475% to .800%. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2002 based upon the quarter-end levels of exposed liabilities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        (11)   Statement of Computation of Earnings per Share
                    See note 6 to the financial statements included in this report.

(b)      Reports on Form 8-K

         We filed Forms 8-K on December 3 and 4, 2001 containing a press release about the divestiture of Pilliod.

         We filed a Form 8-K on January 18, 2002 containing a press release about our expected third quarter financial results.















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

Date:   February 13, 2002                       /s/ James J. Korsnack
                                                ---------------------
                                                James J. Korsnack
                                                Chief Accounting Officer