Form 10-K
period 2002-04-27
LA-Z-BOY INC
filed 2002-06-24
CIK 57131

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                  FOR THE FISCAL YEAR ENDED APRIL 27, 2002
                         Commission File No. 1-9656

                            LA-Z-BOY INCORPORATED
                    1284 N. Telegraph Road, Monroe, MI 48162
                                (734) 241-4414
Incorporated in Michigan        I.R.S. Employer Identification Number 38-0751137


Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class                              Exchanges on Which Registered
-------------------                              -----------------------------
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
                              Yes X        No
                                 ---          ---
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.           X
                                      ---

Based on the closing price on the New York Stock Exchange on June 7, 2002, the aggregate market value of Registrant's common shares held by nonaffiliates of the Registrant was $1,594 million.

The number of common shares outstanding of the Registrant was 59,159,488 as of June 7, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the Registrant's 2002 Annual Report to Shareholders for the year ended April 27, 2002 are filed as an exhibit and incorporated by reference into Parts I and II.

(2) Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 14, 2002.

              LA-Z-BOY INCORPORATED FORM 10-K ANNUAL REPORT - 2002
                               TABLE OF CONTENTS


                                                                         Page
                                                                       Number(s)
Cautionary Statement Concerning Forward-Looking Statements                 3

PART I
   Item 1.  Business..............................................        3-9
   Item 2.  Properties............................................         9
   Item 3.  Legal Proceedings ....................................         9
   Item 4.  Submission of Matters to a Vote of Security Holders...         10
   Executive Officers of the Registrant ..........................         10

PART II
   Item 5.  Market Price for Registrant's Common Equity and
              Related Stockholder Matters.........................       11-12
   Item 6.  Selected Financial Data...............................         12
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operation..................         12
   Item 7a. Quantitative and Qualitative Disclosures about
              Market Risk.........................................         12
   Item 8.  Financial Statements and Supplementary Data...........         12
   Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosures.............         13

PART III
   Item 10.  Directors and Executive Officers of the Registrant...         13
   Item 11.  Executive Compensation...............................         13
   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management.....................................         13
   Item 13.  Certain Relationships and Related Transactions.......         13


PART IV
   Item 14.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K................................       14-16


Note: The responses to Items 10 through 13 are included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 14, 2002. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in Parts I and II of this document and in the portions of Exhibit (13) incorporated by reference into those Parts, which are subject to risks and uncertainties. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in this document regarding:

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

Many important factors, including future economic, political and industry conditions (for example, changes in interest rates, changes in consumer demand, changes in currency exchange rates, changes in demographics and consumer preferences, changes in housing sales, oil price changes, terrorism impacts and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions, changes in operating conditions or costs, effects of restructuring actions and changes in regulatory environment), and factors relating to acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.



                                    PART I

Item 1.  Business.
------------------
The successor to a business founded over 75 years ago, La-Z-Boy Incorporated is the second largest residential furniture manufacturer in the United States in terms of sales. During our fiscal year ended April 29, 2000 (fiscal 2000), we acquired three furniture manufacturers: Bauhaus USA, Inc., Alexvale Furniture, Inc. and LADD Furniture, Inc. These acquisitions, all of which were accounted for as purchases, increased our sales and number of employees by about 50 % on an annualized basis. During fiscal year 2002 and 2001, we recorded $22.2 million and $11.2 million, respectively, in expenses relating to several restructuring plans. During fiscal 2002, we also sold the operations of Pilliod Furniture, one of the LADD divisions we had acquired as part of the LADD acquisition. Pilliod's product line did not strategically align with our other product lines. You can find more information about our restructurings, these acquisitions, and this divestiture in Notes 2 and 3 to our consolidated financial statements (pages 35 through 37) included in Exhibit (13) and in the "Management's Discussion and Analysis" section also included in Exhibit (13) (pages 50 through 62), both of which are incorporated in this item by reference.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery Group and the Casegoods Group. These segments are different than the segments used in our fiscal 2001 annual report. The new segments parallel the organizational restructuring announced July 23, 2001 that realigned our top management team to streamline and focus our business. The Upholstery Group segment and the Casegoods Group segment each have a president (the Casegoods president position is currently vacant) with support staff positions. Within each segment there are several operating units that share best practices to achieve purchasing, cross-manufacturing and cross-selling synergies.

Our largest segment in terms of sales is the Upholstery Group. The major operating units in the Upholstery Group are Bauhaus, Centurion, Clayton Marcus, England, HickoryMark, La-Z-Boy Residential, La-Z-Boy Contract Furniture Group and Sam Moore. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Our second segment is the Casegoods Group. The major operating units in the Casegoods Group are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House. This group primarily sells manufactured or imported hardwood or hardwood veneer furniture to furniture retailers and the hospitality industry. Approximately 21% of this segment's fiscal 2002 finished goods sales was imported product. Casegoods product includes tables, chairs, entertainment centers, headboards and dressers.

You can find additional detailed information regarding our segments and the products which comprise the segments in Note 17 to our consolidated financial statements (pages 47 through 49) and our "Management's Discussion and Analysis" section (pages 50 through 62), both of which are included in Exhibit (13) and are incorporated in this item by reference.


Raw Materials & Parts

In fiscal 2002, raw material costs were about 36% of sales for both the Upholstery Group and the Casegoods Group. Price increases for raw materials have been slightly lower than the inflation rate in recent years and we expect them to continue at this rate or remain flat.

The principal raw materials for the Upholstery Group are purchased cover, steel for motion mechanisms, polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, and lumber and plywood for frames and exposed wood parts. Purchased cover, primarily fabrics and leather, is the largest raw material for this segment, representing about 45% of the Upholstery Group's total raw material costs. We generally buy purchased cover from a few sources, but we foresee no significant difficulty if we needed to switch to other sources. Most of the purchased cover is in a raw state (a roll or hide), then cut and sewn into parts in our plants. There is a growing interest, especially for leather, to purchase fully cut and sewn parts from areas outside of the United States including: Argentina, Brazil, Germany, Italy, Mexico and Uruguay. We expect this trend to continue given the lower labor costs in these areas, the strong U.S. dollar and other existing economic conditions. Polyurethane foam batting, which is mainly purchased in the vicinity of any given plant, is the Upholstery Group's next largest type of raw material cost and is sensitive to changes in the price of oil.

The principal raw materials used in the Casegoods Group are hardwoods, plywood and chipwood, veneers and liquid stains, paints and finishes. Hardwood lumber is the Casegoods Group's largest raw material cost, representing about 18% of the segment's total raw material costs. Hardwood lumber historically has had measurable changes in prices over the short term. Over the past twelve months, hardwood lumber costs have been declining ranging from a 1% decline in cherry to a 9% decline in soft maple.

Purchased hardwood parts are a growing source of components for both the Casegoods and Upholstery Groups. These purchased parts are generally external (exposed wood) parts as opposed to frame or structural parts. The production process of these parts is relatively labor intensive, making it more cost effective to import these parts from countries which have lower labor costs. The trend of importing these parts is expected to continue.


Finished Goods Imports

Imported finished goods for our Casegoods Group represented approximately 21% of the segment's fiscal 2002 sales, and only about 6% of our consolidated fiscal 2002 sales. Most of these imports are from the Far East. Increased imported casegoods is a trend being seen throughout the furniture industry and this trend is expected to continue. This increased import activity was the major contributor to our decision to restructure our casegoods manufacturing capability over the last two years. We are improving our purchasing, logistics and warehousing capabilities for these imports across our different operating units as our importing continues to grow. Specifically, we have negotiated contracts with freight forwarders that allow us to utilize consolidated purchasing power for shipping to obtain favorable rates based on volume.


Seasonal Business

We generally experience our lowest level of sales during our first quarter for our Upholstery Group and during our first and third quarters for the Casegoods Group. When possible, we schedule production to maintain uniform manufacturing activity throughout the year, except for mid-summer plant shutdowns, to coincide with slower sales.


Economic Cycle and Purchasing Cycle

Housing activity, which encompasses new and existing home and apartment sales and rentals, as well as residential remodeling, is a good leading indicator of potential consumer furniture demand. Every time a household forms, moves or modifies its living quarters, a subsequent consideration frequently is the purchase of new furnishings to improve the new or remodeled living space or furnish additional space. Other factors also come into play in determining the actual level of demand during any particular period. These include interest rates (as furniture is often purchased on credit) and overall consumer confidence levels (as furniture is inherently a more easily postponed purchase than many other durable goods). Typically, upholstery has a shorter life cycle and a less volatile sales pattern over an economic cycle than casegoods. This is because upholstery typically represents a smaller dollar purchase for the consumer, is more fashion and design oriented, and is often purchased one or two pieces at a time. In contrast, casegoods products tend to be longer-lived, less fashion oriented, and are often purchased in groupings or "suites".

Practices Regarding Working Capital Items

We do not carry significant amounts of upholstered finished goods in inventory as these goods are usually built to order. However, we generally build casegoods inventory to stock, with warehousing, in order to attain manufacturing efficiencies and to meet delivery requirements of customers. This results in higher levels of finished casegoods product than upholstery products.

Due to longer lead times necessary on imported casegoods, higher levels of inventory also are required. The increase in imported casegoods has been offset by our closing of three casegoods plants and converting two others to warehousing, sub-assembly and import service operations during the fiscal year thus allowing us to consolidate our domestic production and reduce our overall inventory quantities.

Dealer terms for stock orders range between 45 - 100 days. Terms are 30 - 45 days for sales to dealers that have received an order from a consumer. We often offer extended dating as part of sales promotion programs.


Customers

We sell to over 9,000 customers. We did not have any customer whose sales amounted to more than 3% of our fiscal year 2002 sales for either the Upholstery Group or the Casegoods Group. Over 90% of the sales in our Upholstery Group are to dealers or furniture retailers (our customers) at "wholesale" pricing. The remaining Upholstery Group sales are directly to end users (our consumers) through wholly-owned retail stores. Sales in our Casegoods Group are almost entirely to furniture retailers and the hospitality industry.

We have formal agreements with many of our retailer customers for them to display and merchandise products from one or more of our operating units and sell them to end-user consumers in dedicated square footage, either in stand-alone stores or in dedicated galleries within their stores. We consider these stores, as well as our own retail stores, to be "proprietary." As a percentage of total sales, our 2002 customer mix was about 38% proprietary, (including sales to end users by our own retail stores) 13% major dealers (for example, Federated, The May Company, Nebraska Furniture Mart) and 49% general dealers.

Currently, we own 26 proprietary stores, and we have agreements with independent dealers for 274 stand-alone stores and in-store galleries, all dedicated entirely to our products and accessory products that we approve. Control of retail square footage is important to the success of product distribution. This distribution system originated with our La-Z-Boy Furniture Galleries(R) program, which continues to have the largest number of proprietary stores and galleries, but we are expanding that model to apply across all our operating units. Viewed by itself, La-Z-Boy Furniture Galleries would be the fifth largest furniture retailer in the U.S. Our total "proprietary" floor space is approximately 9.0 million square feet.

It is a key part of our marketing strategy to continue to expand proprietary distribution. We select customers for this proprietary distribution based on the dealer-customer's management and financial qualifications. The location of these proprietary stores is based on our need for distribution in a certain geographical area. This proprietary method of distribution is beneficial to both

La-Z-Boy and our dealer-customers. For us, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have been proven successful based on past experiences of other proprietary customers. As a part of this, we offer conferences in order for these customers to share best practices among their peers.


Sales Representatives

Similar to most of the U.S. furniture industry, independent sales representatives sell our products to our dealer-customers. Typically these representatives carry one or more of our operating unit's products, but they may also carry products of other furniture companies. Independent sales representatives are usually compensated based on a percentage of their actual sales for their territory plus other performance criteria. In general, we sign one-year contracts with our independent sales representatives.


Orders and Backlog

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

As of June 1, 2002 and June 2, 2001, Upholstery Group backlogs were approximately $151 million and $98 million, respectively. Casegoods backlogs as of June 1, 2002 and June 2, 2001 were approximately $78 million and $96 million, respectively. The measure of backlog at a point in time may not be indicative of future sales performance. We do not rely entirely on backlogs to predict future sales.

For most operating units, an order cannot be canceled after it has been selected for production. Orders from pre-built stock inventory, though, may be canceled up to the time of shipment.


Competitive Conditions

We are currently the second largest manufacturer of residential (bedroom, dining room and living room) furniture in the United States, measured by annual sales volume. Our larger competitors include (in alphabetical order) Bassett Furniture, Bernhardt, Ethan Allen, Furniture Brands International, Hooker Furniture, Klaussner, Natuzzi and Stanley Furniture.

In the Upholstery Group, the largest competitors are Bassett Furniture, Ethan Allen, Furniture Brands, Klaussner, and Natuzzi.

In the Casegoods Group, our main competitors are Bernhardt, Ethan Allen, Fleetwood, Furniture Brands, Herman Miller, Hooker, Kimball International, and Stanley. Legacy is also a large competitor with respect to imports. As the volume of casegoods imports into the United States continues to increase, we will need to continue to streamline our production processes and import as necessary in order to remain competitive in this segment. Additional market pressures may be created in the future due to foreign manufacturers entering the United States market, as well as increased direct purchasing from overseas by United States retailers.

In addition to the larger competitors listed above, a substantial number of small and medium-sized firms operate within our business segments, both of which are highly competitive.

We compete primarily by emphasizing our brand names and the quality and styling of our products. In addition, we strive to offer good value, strong dealer support and above average customer service and delivery. Our proprietary stores, as discussed above under "Customers," also are a key initiative in staying competitive with others in the furniture industry.

In the past several years, our industry has witnessed the bankruptcies of Montgomery Ward, HomeLife and Heilig-Meyers, three of the then top ten U.S. furniture retailers. The current economic environment is currently stronger than it was during that time period; however, there continues to be some risk of additional retail fallout.



Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements (page 34), which is included in Exhibit (13) to this report and is incorporated in this item by reference.


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


Compliance with Environmental Regulations

We are currently involved as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous environmental clean-up sites, we believe we have recorded expense in respect of probable and reasonably estimable environmental matters. We do not expect continuing environmental compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity. We are continuing a program of conducting voluntary compliance audits at our facilities and also have taken steps to assure compliance with provisions of Titles III and V of the 1990 Clean Air Act Amendments.

Employees

We employed approximately 17,850 persons as of June 1, 2002. The Upholstery Group employed approximately 13,400, the Casegoods Group employed approximately 4,300, and there were approximately 150 non-segment personnel. Substantially all of our employees are employed on a full-time basis. Less than 7% of our employees are unionized.

At the end of June last year we had 19,700 employees. The reduction in employees since then has been due to restructuring and rationalization of our workforce in response to falling demand and because we increasingly are purchasing parts and finished goods from outside suppliers. We reduced our domestic casegoods manufacturing square footage by about 45% in the last year.


Financial Information about Foreign and Domestic Operations and Export Sales

Less than 1% of our total sales are exports. We sell upholstered furniture to Canadian customers through a Canadian subsidiary and to European customers through a United Kingdom subsidiary and a joint venture, La-Z-Boy Europe, BV. We have a small amount of sales in Mexico through a Mexican subsidiary and we have a joint venture in Thailand, which sells furniture in Australia and the Far East.


Item 2.  Properties.
--------------------
We owned or leased approximately 16 million square feet of manufacturing, warehousing, office, showroom and retail facilities and had approximately 2 million square feet of idle facilities at the end of fiscal 2002. Of the 16 million in fiscal 2002, our Upholstery Group occupied approximately 10 million square feet of space and our Casegoods Group occupied approximately 6 million square feet of space. At the end of fiscal 2001 we owned or leased approximately 19 million square feet of facilities of which our Upholstery Group occupied approximately 10 million square feet of space and our Casegoods Group occupied approximately 9 million square feet of space. The reduction in floor space in fiscal 2002 was due to rationalizing production capacity through restructuring and other efforts, as well as to importing more parts and finished goods.

Our facilities are located in Arkansas, California, Delaware, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, Washington D.C. and the countries of Canada, the United Kingdom, Mexico and Thailand. Most of them are less than 40 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future. We own most of our plants, some of which have been financed under long-term industrial revenue bonds and we lease the majority of our retail stores. For information on terms of operating leases for our properties, see Note 8 to our consolidated financial statements (pages 39 and 40), which is included in Exhibit (13) to this report and incorporated in this item by reference.


Item 3.  Legal Proceedings.
---------------------------
We have been named as a defendant in various lawsuits arising in the ordinary course of business. While we cannot predict or precisely estimate the ultimate outcome of any of these actions, based on our previous experience with lawsuits of these types, management believes that we have provided for potential losses and that the additional liability, if any, will not be material to us.

Item 4.  Submission of Matters to a Vote of Security.
-----------------------------------------------------
Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2002.



EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------
Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Patrick H. Norton, age 80
o  Chairman of the Board since October 1997
o  Formerly Senior Vice President Sales and Marketing

Gerald L. Kiser, age 55
o  President and Chief Executive Officer since July 2001
o Formerly President and Chief Operating Officer (October 1997 - July 2001), Executive Vice President and Chief Operating Officer (April - October 1997)

David M. Risley, age 57
o  Senior Vice President and Chief Financial Officer since April 2001
o Formerly Vice President and Chief Financial Officer of Aeroquip-Vickers, a global manufacturer servicing industrial, aerospace and the automotive industry (October 1991 - December 1999)

John J. Case, age 51
o  Senior Vice President and President Upholstery Group since July 2001
o  President La-Z-Boy Residential since September 1999
o  Formerly Vice President of Marketing, La-Z-Boy Residential

                                     PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY and RELATED
----------------------------------------------------------------
STOCKHOLDER MATTERS.
--------------------

EQUITY PLANS

The table below provides information, as of the end of fiscal 2002, concerning our compensation plans under which common shares may be issued.


Equity Compensation Plan Information (see Note 1)

                                                           Number of securities
                                                            remaining available
                               Number of       Weighted-    for future issuance
                            securities to be   average          under equity
                              issued upon      exercise      compensation plans
                              exercise of      prices of   (excluding securities
                              outstanding     outstanding   reflected in column
                                options        options            (a)) Note 2
Plan category                    (a)              (b)                 (c)
-------------------------------------------------------------------------------
Equity compensation plans     1,897,945         $18.38               6,073,202
approved by shareholders

Note 1: This table relates only to our shareholder-approved equity plans. We also have an option plan that we adopted without shareholder approval at the time we acquired LADD solely in order to replace options on LADD common shares with options on our common shares. At the end of fiscal 2002, options on 147,000 of our common shares were outstanding under that replacement plan, with a weighted-average exercise price of $18.21 per share. No additional options or other awards may be made under that plan. Except for that plan, the shareholder-approved plans to which this table relates, and broad-based retirement plans intended to meet the requirements of Section 401(a) of the Internal Revenue Code, at the end of fiscal 2002 we had no plans (including individual compensation arrangements) under which any equity securities were authorized for issuance.

Note 2: The amount reported in this column is the aggregate number of shares available for future issuance under our 1997 Incentive Stock Option Plan (excluding shares reported in column (a)), our 1997 Restricted Share Plan, our Restricted Stock Plan for Non-Employee Directors, or our 1993 Performance-Based Stock Plan. Both restricted stock plans provide for grants of 30-day options on our common shares. The performance-based plan provides for grants of our common shares or 30-day options on common shares to selected key employees based on achievement of pre-set goals over a performance period (normally of three fiscal years). No options were outstanding under any of these plans except the incentive plan at the end of fiscal 2002. At that time, 492,080 shares were available for future issuance under the 1997 restricted plan, 70,500 shares were available for future issuance under the non-employee directors restricted plan, and 536,069 shares were available for future issuance under the performance-based plan.

Shareholders
We had about 33,000 shareholders of record at June 7, 2002.

Other Information
All other information required to be reported under this item is included in Exhibit (13) to this report (page 65) and incorporated in this item by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------
All information required to be reported under this item is included in Exhibit
(13) to this report (page 63) and is incorporated in this item by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
AND RESULTS OF OPERATION.
-------------------------
Our "Management's Discussion and Analysis" section included in Exhibit (13) of this report (pages 50 through 62) is incorporated by reference in response to this item.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------
We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $70 million borrowed at April 27, 2002. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to negate the impact of changes in interest rates on this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from 0.475% to 0.800%. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2003 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At April 27, 2002, we had no foreign exchange forward contracts outstanding. Substantially all of our imported purchased parts are denominated in U.S. dollars. Thus, we believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2003.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------
Our consolidated financial statements and all other information required by this item are included in Exhibit (13) of this report (pages 28 through 49 and page
63), and all of that information is incorporated in this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
AND FINANCIAL DISCLOSURE.
-------------------------
None.




                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------
We provide some information about our executive officers in Part I of this report, under the heading "Executive Officers of Registrant." All other information required to be reported under this item is included in our proxy statement for our 2002 annual meeting, and all of that information is incorporated in this item by reference.


ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------
All information required to be reported under this item is included in our proxy statement for our 2002 annual meeting, and all of that information is incorporated in this item by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------
All information required to be reported under this item is included in our proxy statement for our 2002 annual meeting, and all of that information is incorporated in this item by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
All information required to be reported under this item is included in our proxy statement for our 2002 annual meeting, and all of that information is incorporated in this item by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------
(a)   The following documents are filed as part of this report:
      (1.)  Financial Statements:
              Report of Management Responsibilities
              Report of Independent Accountants
              Consolidated Statement of Income for each of the three fiscal years ended April 27, 2002, April 28, 2001 and April
                     29, 2000
              Consolidated Balance Sheet at April 27, 2002 and April 28, 2001 Consolidated Statement of Cash Flows for the fiscal years ended April 27, 2002, April 28, 2001 and April 29, 2000
              Consolidated Statement of Changes in Shareholders' Equity for
                     the fiscal years ended April 27, 2002, April 28, 2001 and April 29, 2000
              Notes to Consolidated Financial Statements


      (2.)  Financial Statement Schedules:
              Report of Independent Accountants on Financial Statement Schedule
              Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 27, 2002.


              Both immediately follow this item.

              All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.


      (3.)  Exhibits
              The following exhibits are filed as part of this report:


Exhibit
Number     Description of Exhibit (Note 1)
-------    ----------------------
(1)        Not applicable
(2)        Not applicable
(3.1)      La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)      Amendment to Restated Articles of Incorporation (Note 3)
(3.3)      La-Z-Boy Incorporated Amended and Restated Bylaws  (Note 4)

(4)         $300 million Credit Agreement dated as of May 12, 2000 among
            La-Z-Boy Incorporated, the banks listed therein, Comerica Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent,
            and Wachovia Bank, N.A., as Administrative Agent (Note 5)
            (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries).
(5)         Not applicable
(8)         Not applicable
(9)         Not applicable
(10.1.1)*   La-Z-Boy Incorporated Amended and Restated 1993 Performance Based
            Stock Plan (Note 6)
(10.1.2)*   La-Z-Boy Incorporated Further Amended and Restated 1993 Performance-
            Based Stock Plan (Note 7)
(10.2)*     La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee
            Directors (Note 8)
(10.3)*     La-Z-Boy Incorporated Executive Incentive Compensation Plan
            Description (Note 9)
(10.4.1)*   La-Z-Boy Chair Company Supplemental Executive Retirement Plan (as
            revised in 1995) (Note 10)
(10.4.2)*   First Amendment to the La-Z-Boy Chair Company Supplemental Executive
            Retirement Plan
(10.4.3)*   Second Amendment to the La-Z-Boy Chair Company Supplemental
            Executive Retirement Plan
(10.5)*     La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share
            Plan (Note 11)
(10.6)*     La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 11)
(10.7)*     Form of Change in Control Agreement (Note 10). Only directors or executive officers currently covered: Patrick H. Norton, Gerald L.
            Kiser, David M. Risley
(10.8)*     Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 12)
(10.9)*     Description of Agreements Related to Termination of Personal
            Executive Life Insurance Program
(10.10)*    Summary Plan Description and Partial Plan Document for the La-Z-Boy
            Incorporated Personal Executive Life Insurance Program (Note 13).
            Only director or executive officers covered:  Gerald L. Kiser and
            John J. Case
(10.11.1)   Agreement and Plan of Merger,  dated as of September 28, 1999, among  La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD
            Furniture, Inc. (Note 14)
(10.11.2)   Amendment No. 1, dated as of December 13, 1999, to Agreement and Plan of Merger among La-Z-Boy Incorporated, LZB Acquisition
            Corp., and LADD Furniture, Inc. (Note 15)
(11)        Statement regarding computation of per share earnings (See Note 14 to the Consolidated Financial Statements included in Exhibit (13)).
(12)        Not applicable
(13)        Portions of the 2002 Annual Report to Shareholders (Note 16)
(15)        Not applicable
(16)        Not applicable
(17)        Not applicable
(18)        Not applicable
(19)        Not applicable

(20)        Not applicable
(21)        List of subsidiaries of La-Z-Boy Incorporated
(22)        Not applicable
(23)        Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)        Not applicable
(25)        Not applicable
(26)        Not applicable



Notes to Exhibits
-----------------
  * Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Note 1. For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below. All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3. Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4.     Incorporated by reference to an exhibit to Form 10-K filed July
            27, 2001.
Note 5. Incorporated by reference to an exhibit to Form 8-K dated May 31, 2000.
Note 6. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1996.
Note 7. Incorporated by reference to an exhibit to definitive proxy statement dated June 29, 2001.
Note 8. Incorporated by reference to an exhibit to definitive proxy statement dated July 6, 1989.
Note 9. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 10.    Incorporated by reference to an exhibit to Form 8-K dated
            February 6, 1995.
Note 11. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 12. Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.
Note 13. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 14.    Incorporated by reference to an exhibit to Form 8-K dated
            September 28, 1999, and filed with the SEC on September 30, 1999.
Note 15. Incorporated by reference to an exhibit to Form S-4 Registration Statement filed December 15, 1999; registration no. 333-92763.
Note 16. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.


(b) Reports on Form 8-K

      On April 11, 2002, we filed with the SEC a Report on Form 8-K, which announced additional restructuring activities in our Casegoods Group. No other Reports on Form 8-K were filed by the company during the fourth quarter of fiscal 2002.

        Report of Independent Accountants on Financial Statement Schedule


  To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

  Our audits of the consolidated financial statements referred to in our report dated May 29, 2002 appearing in the 2002 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  /s/PricewaterhouseCoopers LLP


  Toledo, Ohio
  May 29, 2002

                                       LA-Z-BOY INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               (Dollars in thousands)


                                 Allowance for Doubtful Accounts and Long-Term Notes

                                                                                      Trade
                                                                                     accounts
                                                                   Additions        receivable
                             Balance at         Additions          charged to      "written off"         Balance
                             beginning          from new           costs and          net of            at end of
Fiscal year ended:             of year         acquisitions         expenses        recoveries             year
------------------         --------------    ---------------     -------------   ----------------    ---------------
April 27, 2002                  $36,950           $   --              $9,231          ($12,690)            $33,491

April 28, 2001                   32,221               --              17,253           (12,524)             36,950

April 29, 2000                   25,628             2,866              5,551            (1,824)             32,221






                                                 Accrued Warranties

                             Balance at         Additions                                                Balance
                             beginning          from new                             Warranty           at end of
Fiscal year ended:             of year         acquisitions        Additions           Costs               year
------------------         --------------    ---------------     -------------   ----------------    ---------------
April 27, 2002                  $21,444           $   --              $14,676         ($13,082)            $23,038

April 28, 2001                   21,785               --               15,569          (15,910)             21,444

April 29, 2000                   14,575             3,595              16,941          (13,326)             21,785



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: June 24, 2002                   LA-Z-BOY INCORPORATED


                                      BY            /s/ G.L. Kiser
                                        -------------------------------------
                                                       G.L.Kiser
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 24, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.


        /s/ P.H. Norton                           /s/ J.W. Johnston
--------------------------------         --------------------------------
           P.H. Norton                              J.W. Johnston
      Chairman of the Board                            Director



         /s/ G.L. Kiser                            /s/ H.G. Levy
--------------------------------         --------------------------------
           G.L. Kiser                                 H.G. Levy
  President and Chief Executive                        Director
       Officer, Director


        /s/ D.M. Risley                          /s/ R.E. Lipford
--------------------------------         --------------------------------
           D.M. Risley                              R.E. Lipford
   Senior Vice President and                          Director
    Chief Financial Officer


       /s/ L.M. Riccio, Jr.                      /s/ H.O. Petrauskas
--------------------------------         --------------------------------
         L.M. Riccio, Jr.                          H.O. Petrauskas
  Chief Accounting Officer and                        Director
      Corporate Controller


         /s/ J.H. Foss                          /s/ J.L. Thompson
--------------------------------         --------------------------------
           J.H. Foss                               J.L. Thompson
            Director                                  Director



        /s/ D.K. Hehl                            /s/ J.F. Weaver
--------------------------------         --------------------------------
           D.K. Hehl                                J.F. Weaver
           Director                                   Director

                                  EXHIBIT INDEX

Exhibit
Number       Description of Exhibit (Note 1)
-------      ----------------------
(1)          Not applicable
(2)          Not applicable
(3.1)        La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)        Amendment to Restated Articles of Incorporation (Note 3)
(3.3)        La-Z-Boy Incorporated Amended and Restated Bylaws  (Note 4)
(4)          $300 million Credit Agreement dated as of May 12, 2000
             among La-Z-Boy Incorporated, the banks listed therein, Comerica
             Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent,
             and Wachovia Bank, N.A., as Administrative Agent (Note 5)
             (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries).
(5)          Not applicable
(8)          Not applicable
(9)          Not applicable
(10.1.1)*    La-Z-Boy Incorporated Amended and Restated 1993 Performance Based
             Stock Plan (Note 6)
(10.1.2)*    La-Z-Boy Incorporated Further Amended and Restated 1993
             Performance-Based Stock Plan (Note 7)
(10.2)*      La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee
             Directors (Note 8)
(10.3)*      La-Z-Boy Incorporated Executive Incentive Compensation Plan
             Description (Note 9)
(10.4.1)*    La-Z-Boy Chair Company Supplemental Executive Retirement Plan (as
             revised in 1995) (Note 10)
(10.4.2)*    First Amendment to the La-Z-Boy Chair Company Supplemental
             Executive Retirement Plan
(10.4.3)*    Second Amendment to the La-Z-Boy Chair Company Supplemental
             Executive Retirement Plan
(10.5)*      La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share
             Plan (Note 11)
(10.6)*      La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 11)
(10.7)*      Form of Change in Control Agreement (Note 10). Only directors or executive officers currently covered: Patrick H. Norton, Gerald L.
             Kiser, David M. Risley
(10.8)*      Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 12)
(10.9)*      Description of Agreements Related to Termination of Personal
             Executive Life Insurance Program
(10.10)*     Summary Plan Description and Partial Plan Document for the La-Z-Boy
             Incorporated Personal Executive Life Insurance Program (Note 13).
             Only director or executive officers covered:  Gerald L. Kiser and
             John J. Case
(10.11.1)    Agreement and Plan of Merger, dated as of September 28, 1999, among La-Z-Boy Incorporated, LZB Acquisition Corp., and LADD
             Furniture, Inc. (Note 14)
(10.11.2)    Amendment No. 1, dated as of December 13, 1999, to Agreement and Plan of Merger among La-Z-Boy Incorporated, LZB Acquisition
             Corp., and LADD Furniture, Inc. (Note 15)

(11) Statement regarding computation of per share earnings (See Note 14 to the Consolidated Financial Statements included in Exhibit (13)).
(12)         Not applicable
(13)         Portions of the 2002 Annual Report to Shareholders (Note 16)
(15)         Not applicable
(16)         Not applicable
(17)         Not applicable
(18)         Not applicable
(19)         Not applicable
(20)         Not applicable
(21)         List of subsidiaries of La-Z-Boy Incorporated
(22)         Not applicable
(23)         Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)         Not applicable
(25)         Not applicable
(26)         Not applicable
(27)         Not applicable


Notes to Exhibits
-----------------
  * Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Note 1. For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below. All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3. Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4.      Incorporated by reference to an exhibit to Form 10-K filed July
             27, 2001.
Note 5.      Incorporated by reference to an exhibit to Form 8-K dated May
             31, 2000.
Note 6. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1996.
Note 7. Incorporated by reference to an exhibit to definitive proxy statement dated June 29, 2001.
Note 8. Incorporated by reference to an exhibit to definitive proxy statement dated July 6, 1989.
Note 9. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 10.     Incorporated by reference to an exhibit to Form 8-K dated
             February 6, 1995.
Note 11. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 12. Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.
Note 13. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 14.     Incorporated by reference to an exhibit to Form 8-K dated
             September 28, 1999, and filed with the SEC on September 30, 1999.
Note 15. Incorporated by reference to an exhibit to Form S-4 Registration Statement filed December 15, 1999; registration no. 333-92763.

Note 16. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.

                               Exhibit (10.4.2)

                              FIRST AMENDMENT TO
                            LA-Z-BOY CHAIR COMPANY
                    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    This First Amendment made and executed on this 7th day of March, 2002, but to be effective May 1, 2001, by La-Z-Boy Incorporated (formerly known as La-Z-Boy Chair Company), ("Company"), a Michigan corporation.

    WHEREAS, the Company established the La-Z-Boy Chair Company Supplemental Executive Retirement Plan ("Plan"), a nonqualified deferred compensation plan, effective May 1, 1991.

    WHEREAS, the Board of Directors of Company approved on June 18, 2001, an amendment to the Plan which modified the timing of the valuation of participants' accounts.

    NOW, THEREFORE, the Plan is hereby amended as follows:

    1. Section 2 - "Definitions" paragraph (i) entitled "Contingent Account" or "Account" shall be amended effective May 1, 2001 to read in its entirety as follows:

       (i) "Contingent Account" or "Account" means the account established on the books of the Company for a Participant credited with an allocation hereunder. In addition to any allocations credited to a Participant, his Contingent Account shall be credited with, and thereafter include, interest on such Account at the end of each fiscal quarter (i.e. July, October, January and April) pursuant to the following schedule:

----------------------------------        ------------------------------------
     Taxable Year Beginning In                          Annual Rate
----------------------------------        ------------------------------------
  1991                                     Greater of 9% or the rate announced
                                           by the Committee
----------------------------------        ------------------------------------
  1992 and thereafter                      The rate announced by the Committee
----------------------------------        ------------------------------------

    Additionally, each Account shall be updated for interest in the event of distribution from the last allocation date to the estimated date of distribution.

    2. Except as amended herein, the Plan shall remain in full force and effect.

    IN WITNESS WHEREOF, La-Z-Boy Incorporated has caused this First Amendment to be executed this 7th day of March, 2002.


Attest:                                        La-Z-Boy Incorporated


____________________________                   By__________________________
Secretary                                            President and CEO

                               Exhibit (10.4.3)

                              SECOND AMENDMENT TO
                            LA-Z-BOY CHAIR COMPANY
                    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


    This Second Amendment made and executed on this 9th day of April, 2002, but to be effective April 28, 2002, by La-Z-Boy Incorporated (formerly known as La-Z-Boy Chair Company), ("Company"), a Michigan corporation.


    WHEREAS, the Company established the La-Z-Boy Chair Company Supplemental Executive Retirement Plan ("Plan"), a nonqualified deferred compensation plan, effective May 1, 1991.


    WHEREAS, the Company desires to amend the Plan to permit the deferral of base compensation paid to selected employees of the Company who have participated in the Personal Equity Plan (PEP).


    NOW, THEREFORE, the Plan is hereby amended as follows:


    1. Section 3 - "Allocations to Participants" shall be amended effective April 28, 2002 to add the following paragraph (c):

    (c) An Eligible Employee who is also a former participant in La-Z-Boy Incorporated Personal Equity Plan "PEP", may elect to defer receipt of any portion of his base compensation paid to him by the Company or a Subsidiary for the Taxable Year by delivering a written election to that effect to the Committee at such time and in such manner as the Committee may determine and subject to any restriction or limitation which may be imposed by the Committee, as to the portion of such base compensation. The Committee shall credit such portion of a Participant's base compensation as an additional allocation to be credited to his Contingent Account as of the end of each quarter in the Taxable Year for which the base compensation was deferred. Such allocations shall be credited with interest in the form and manner provided for under Section 2 (i) herein.

    2. Except as amended herein, the Plan shall remain in full force and effect.

    IN WITNESS WHEREOF, La-Z-Boy Incorporated has caused this Second Amendment to be executed this 9th day of April, 2002

Attest:                                         La-Z-Boy Incorporated


____________________________                    By__________________________
Secretary                                              President and CEO

                                Exhibit (10.9)

                       DESCRIPTION OF AGREEMENTS RELATED TO
             TERMINATION OF PERSONAL EXECUTIVE LIFE INSURANCE PROGRAM

         At the end of our fiscal year ended April 27, 2002, we terminated our Personal Executive Life Insurance Program ("PEP"). In May 2002, we agreed to purchase from each person who had participated in the PEP at the end of fiscal 2002, including John J. Case and Gerald L. Kiser, his life insurance policy under the PEP, for the amount he would have received had he surrendered it to the insurer (approximately $106,600 and $203,100, respectively, in the cases of Mr. Case and Mr. Kiser). The sale proceeds, plus interest at five percent per annum, are to be paid over twelve months beginning June 2002, and each seller, including Mr. Case and Mr. Kiser, agreed to defer, and irrevocably has elected to defer, an amount equal to his sale proceeds into his Supplemental
Executive Retirement Plan ("SERP") account over twelve months beginning June 2002. In lieu of making payments pursuant to PEP for fiscal 2002, we credited each former PEP participant's SERP account with the additional amount he would have received under the SERP had he been eligible to participate in it throughout fiscal 2002, and we have agreed to credit each seller's SERP account during fiscal 2003 with an amount intended to approximate the balance the seller would have had in his SERP account at the end of fiscal 2002, including earnings at the stated earnings rates, had he never participated in the PEP, reduced by his existing SERP balance and the purchase price of his life insurance policy. (The fiscal 2002 and 2003 contributions to the SERP for Mr. Case and Mr. Kiser will total $118,000 and $144,500, respectively.) In addition, we agreed to pay each seller a tax gross-up amount for the taxes he paid (approximately $32,900 and $72,900, respectively, in the cases of Mr. Case and Mr. Kiser) on past bonuses used to pay the premiums for his life insurance policy and an additional tax gross-up amount (approximately $10,900 and $10,800, respectively, in the cases of Mr. Case and Mr. Kiser) for the taxable gain on the sale of his life insurance policy.

                                 Exhibit (13)


                               Financial Report


                      Report of Management Responsibilities


     The management of La-Z-Boy Incorporated is responsible for the preparation of the accompanying consolidated financial statements, related financial data and all other information included in the following pages. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on management's best estimates and judgments where appropriate.
     Management is further responsible for maintaining the adequacy and effectiveness of established internal controls. These controls provide reasonable assurance that the assets of La-Z-Boy Incorporated are safeguarded and that transactions are executed in accordance with management's authorization and are recorded properly for the preparation of financial statements. Our internal control system is supported by written policies and procedures, the careful selection and training of qualified personnel and a program of internal auditing.
     The Board of Directors, through its Audit Committee composed exclusively of outside directors, is responsible for reviewing and monitoring the financial statements and accounting practices. The Audit Committee meets periodically with the internal auditors, management and the independent accountants to ensure that each is meeting its responsibilities. The Audit Committee and the independent accountants have free access to each other with or without management being present.
     The accompanying report of our independent accountants states their opinion on our consolidated financial statements, based on audits conducted in accordance with auditing standards generally accepted in the United States of America.




Gerald L. Kiser
President and Chief Executive Officer




David M. Risley
Chief Financial Officer

                        Report of Independent Accountants



     To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in shareholders' equity, including pages 28 through 49, present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 27, 2002, and April 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 27, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
May 29, 2002



                               Consolidated Statement of Income


(Amounts in thousands,               Fiscal year ended   4/27/02       4/28/01       4/29/00
except per share data)                                  (52 weeks)    (52 weeks)    (53 weeks)
-----------------------------------------------------------------------------------------------

Sales.................................................   $2,153,952    $2,248,491    $1,778,225
Cost of sales.........................................    1,647,334     1,753,000     1,350,561
                                                       ------------  ------------  ------------
   Gross profit.......................................      506,618       495,491       427,664

Selling, general and administrative...................      398,229       374,697       284,816
Loss on divestiture...................................       11,689            --            --
                                                       ------------  ------------  ------------
   Operating income...................................       96,700       120,794       142,848

Interest expense......................................       10,063        17,960         9,655
Interest income.......................................        1,362         1,779         1,976
Other income, net.....................................          937         7,431         5,144
                                                       ------------  ------------  ------------
   Pretax income......................................       88,936       112,044       140,313

Income tax expense (benefit)
   Federal      - current.............................       29,730        44,866        49,491
                - deferred............................       (7,081)       (6,930)       (3,288)
   State        - current.............................        4,870         6,576         7,048
                - deferred............................         (334)         (804)         (552)
                                                       ------------  ------------  ------------
Total income tax expense..............................       27,185        43,708        52,699

                                                       ------------  ------------  ------------
   Net income.........................................      $61,751       $68,336       $87,614
                                                       ------------  ------------  ------------

   Basic average common shares........................       60,739        60,550        54,488

   Basic net income per common share..................        $1.02         $1.13         $1.61

   Diluted weighted average common shares.............       61,125        60,692        54,860

   Diluted net income per common share................        $1.01         $1.13         $1.60

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                  Consolidated Balance Sheet



(Amounts in thousands)                                        As of     4/27/02       4/28/01
----------------------------------------------------------------------------------------------
Assets

Current assets
   Cash and equivalents............................................      $26,771       $23,565
   Receivables, less allowance of $28,063 in 2002 and
     $30,546 in 2001...............................................      382,843       380,867
   Inventories, net................................................      208,657       257,887
   Deferred income taxes...........................................       35,035        26,168
   Income taxes - current..........................................        2,490         2,944
   Other current assets............................................       15,896        17,345
                                                                      ----------    ----------
        Total current assets.......................................      671,692       708,776
Property, plant and equipment, net.................................      205,463       230,341
Goodwill, less accumulated amortization of $26,321
  in 2002 and $21,810 in 2001......................................      108,244       112,755
Trade names, less accumulated amortization of
   $10,001 in 2002 and $5,792 in 2001..............................      116,772       120,981
Other long-term assets, less allowance of $5,428 in
   2002 and $6,404 in 2001.........................................       58,605        52,944
                                                                      ----------    ----------
           Total assets............................................   $1,160,776    $1,225,797
                                                                      ----------    ----------

Liabilities and shareholders' equity

Current Liabilities
   Short-term borrowings...........................................          $--       $10,380
   Current portion of long-term debt and capital leases............        2,276         5,845
   Accounts payable................................................       68,497        92,830
   Accrued expenses and other current liabilities..................      156,120       140,860
                                                                      ----------    ----------
      Total current liabilities....................................      226,893       249,915
Long-term debt.....................................................      137,444       196,923
Capital leases.....................................................        1,942         2,496
Deferred income taxes..............................................       46,145        45,709
Other long-term liabilities........................................       34,830        35,608
Contingencies and commitments
Shareholders' equity
   Preferred shares-5,000 authorized; none issued..................           --            --
   Common shares, $1 par value-150,000 authorized; 59,953
     outstanding in 2002 and 60,501 outstanding in 2001............       59,953        60,501
   Capital in excess of par value..................................      215,060       210,924
   Retained earnings...............................................      444,173       427,616
   Accumulated other comprehensive loss............................       (5,664)       (3,895)
                                                                      ----------    ----------
     Total shareholders' equity....................................      713,522       695,146

                                                                      ----------    ----------
        Total liabilities and shareholders' equity.................   $1,160,776    $1,225,797
                                                                      ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                         Consolidated Statement of Cash Flows




                                                Fiscal year ended       4/27/02        4/28/01         4/29/00
(Amounts in thousands)                                                 (52 weeks)     (52 weeks)      (53 weeks)
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income.......................................................     $61,751        $68,336        $87,614
   Adjustments to reconcile net income to
      net cash provided by operating activities
         Loss on divestiture........................................      11,689            --            --
         Depreciation and amortization..............................      43,988         45,697         30,342
         Change in receivables......................................      (7,418)        13,488        (42,595)
         Change in inventories......................................      39,848         (3,159)        (4,703)
         Change in payables.........................................     (23,335)         2,438         (4,356)
         Change in other assets and liabilities.....................      15,122         (7,542)        (2,075)
         Change in deferred taxes...................................      (8,431)        (8,365)        (5,797)
         Proceeds from insurance recovery...........................          --          5,116             --
                                                                       ----------      ---------     ----------
              Total adjustments.....................................      71,463         47,673        (29,184)
                                                                       ----------      ---------     ----------
      Net cash provided by operating activities.....................     133,214        116,009         58,430

Cash flows from investing activities
   Proceeds from disposals of assets................................       2,341          2,302          1,202
   Capital expenditures.............................................     (32,966)       (37,416)       (37,968)
   Proceeds from divestiture........................................       6,048             --             --
   Acquisition of operating units, net of cash acquired.............          --             --        (57,952)
   Change in other long-term assets.................................      10,198         (2,476)        (9,681)
                                                                       ----------      ---------     ----------
      Net cash used for investing activities........................     (14,379)       (37,590)      (104,399)

Cash flows from financing activities
   Proceeds from debt...............................................      93,482         87,380        175,622
   Payments on debt.................................................    (166,915)      (121,830)      (110,319)
   Capital leases...................................................        (549)           424            801
   Stock issued for stock option & 401(k) plans.....................      22,652         10,564          9,235
   Repurchase of common stock.......................................     (42,372)       (23,906)       (31,046)
   Dividends paid...................................................     (21,886)       (21,189)       (17,447)
                                                                       ----------      ---------     ----------
      Net cash provided by (used for) financing activities..........    (115,588)       (68,557)        26,846

Effect of exchange rate changes on cash and equivalents.............         (41)          (650)           (74)
                                                                       ----------      ---------     ----------
Net increase (decrease) in cash and equivalents.....................       3,206          9,212        (19,197)

Cash and equivalents at beginning of the year.......................      23,565         14,353         33,550
                                                                       ----------      ---------     ----------
Cash and equivalents at end of the year.............................     $26,771        $23,565        $14,353
                                                                       ----------      ---------     ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                             Consolidated Statement of Changes in Shareholders' Equity



                                                                       Capital                Accumulated
                                                                      in excess                  other
                                                            Common    of par      Retained   comprehensive
(Amounts in thousands)                                      shares      value     earnings       loss        Total
-------------------------------------------------------------------------------------------------------------------
            At April 24, 1999....................          $52,340     $31,582    $332,934      ($1,941)    $414,915


Repurchases of common stock.....................            (1,749)                (29,297)                  (31,046)
Stock issued for stock options/401(k)...........               609       1,139       7,487                     9,235
Stock issued for acquisition ...................            10,128     178,729      11,167                   200,024
Dividends paid..................................                                   (17,447)                  (17,447)
Comprehensive income
   Net income...................................                                    87,614
   Translation adjustment.......................                                                   (203)
     Total comprehensive income.................                                                              87,411
                                                          ---------  ----------  ----------  -----------  -----------
         At April 29, 2000......................            61,328     211,450     392,458       (2,144)     663,092


Repurchases of common stock.....................            (1,618)                (22,288)                  (23,906)
Stock issued for stock options/401(k)...........               791        (526)     10,299                    10,564
Dividends paid..................................                                   (21,189)                  (21,189)
Comprehensive income
   Net income...................................                                    68,336
   Unrealized loss on marketable securities,
     net of taxes...............................                                                   (768)
   Translation adjustment.......................                                                   (983)
     Total comprehensive income.................                                                              66,585
                                                          ---------  ----------  ----------  -----------  -----------
         At April 28, 2001......................            60,501     210,924     427,616       (3,895)     695,146


Repurchases of common stock.....................            (1,849)                (40,523)                  (42,372)
Stock issued for stock options/401(k)...........             1,301       4,136      17,215                    22,652
Dividends paid..................................                                   (21,886)                  (21,886)
Comprehensive income
  Net income....................................                                    61,751
  Unrealized loss on marketable
       securities, net of taxes.................                                                   (482)
  Realization of losses on marketable
       securities, net of taxes.................                                                  1,250
  Translation adjustment........................                                                   (378)
  Unrealized loss on interest rate
       swap agreements, net of taxes............                                                 (2,159)
    Total comprehensive income..................                                                              59,982
                                                          ---------  ----------  ----------  -----------  -----------
         At April 27, 2002......................           $59,953    $215,060    $444,173      ($5,664)    $713,522
                                                          ---------  ----------  ----------  -----------  -----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  Notes to Consolidated Financial Statements

Note 1:  Accounting Policies

     The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Fiscal years 2002 and 2001 included 52 weeks, whereas fiscal year 2000 included 53 weeks.

Principles of Consolidation
     The consolidated financial statements include the accounts of La-Z-Boy Incorporated and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates
     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Actual results could differ from those estimates.

New Pronouncements
     During fiscal 2002, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets,"SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
Statement No. 13, and Technical Corrections."
     SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. Our amortization of goodwill and other indefinite-lived intangible assets will be affected upon our adoption of this SFAS in fiscal 2003. This SFAS will require us to cease amortization of our remaining goodwill and indefinite-lived intangible asset balances. We believe the impact of discontinuing this amortization will be to increase annual earnings by approximately $7.5 million, net of taxes. In addition, this SFAS will require us to perform an impairment test of our existing goodwill and other indefinite-lived intangible assets based on a fair value concept. We have not yet determined the effects of impairment charges upon adoption.
     We have not yet determined the impact, if any, on our financial statements of SFAS No. 143 and SFAS No. 145, which are effective in our fiscal 2004.
     SFAS No. 144 was adopted on April 28, 2002, and had no impact on our financial statements.

Cash and Equivalents
     For purposes of the consolidated statement of cash flows, we consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) basis for approximately 77% and 79% of our inventories at April 27, 2002, and April 28, 2001, respectively. Cost is determined for all other inventories on a first-in, first-out (FIFO) basis.
     Excess of FIFO over the LIFO basis at April 27, 2002, and April 28, 2001, includes $11 million and $15 million, respectively, for inventory written-up to fair value for acquisitions that occurred in fiscal 2000. This purchase accounting adjustment reduces earnings in periods that the related inventory is sold.

Property, Plant and Equipment
     Items capitalized, including significant betterments to existing facilities, are recorded at cost. All maintenance and repair costs are expensed when incurred. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.
     Buildings, land improvements and building fixtures are depreciated over periods of 15-30 years. Machinery and equipment are depreciated over a period of 8-10 years. Information systems are depreciated over periods of 2-10 years. Transportation equipment is depreciated over a period of 4-5 years.

Goodwill and Trade Names
     Goodwill and trade names are amortized on a straight-line basis over 30 years from the date of acquisition. Both are evaluated periodically for impairment. See information on SFAS No. 142 under "New Pronouncements" for details on future changes to accounting policies for goodwill and trade names.

Revenue Recognition
     Revenue is primarily recognized upon shipment of product. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties as well as other incentives that may be offered to customers.

Other incentives offered to customers include cash discounts, volume discounts and advertising agreements. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Volume discounts are recorded at the time of sale as a reduction of revenue. Our advertising agreements, which give customers advertising allowances based on revenues, are recorded when the revenue is recognized as a reduction to revenue.

Research and Development Costs
     Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $20.4 million, $19.4 million, and $10.4 million for the fiscal years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively.

Advertising Expenses
     Production costs of commercials and programming are charged to expense when the advertising is first aired. The costs of other advertising, promotion and marketing programs are charged to income in the period incurred. Cooperative advertising agreements exist with some customers to reimburse them for actual advertising expenses. The reimbursements are recorded as advertising expense. Advertising expense was $40.1 million, $35.8 million, and $30.7 million for the fiscal years ended April 27, 2002, April 28, 2001 and April 29, 2000, respectively.

Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation
     The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders' equity in other comprehensive income.

Financial Instruments and Hedging
     We implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, beginning with the first quarter of fiscal 2002.
     Our derivative instruments consist of interest rate swap agreements that are used to fix the interest rate on a portion of the variable interest rate borrowings on our revolving credit facility. These agreements, which match the terms of the credit facility, are designated and accounted for as cash flow hedges. Currently, there is no gain or loss recognized in earnings relating to the changes in the fair value of these interest rate swap agreements. The effect of marking these contracts to fair value is recorded as a component of shareholders' equity in other comprehensive income.

Reclassification
     Certain prior year information has been reclassified to be comparable to the current year presentation.



Note 2: Restructuring

     In the fourth quarter of fiscal 2002, we recorded an expense of $9.0 million ($5.5 million after tax) as a result of a restructuring plan. This plan involved closing one manufacturing facility and converting a second facility to warehousing. The impact of this plan is a reduction of manufacturing space of
0.7 million square feet and a reduction of 252 employees. The remaining assets, which include buildings and equipment of $4.4 million, are part of the Casegoods segment and are expected to be disposed of by the end of fiscal year 2004. This plan is expected to be completed in June 2002. As of April 27, 2002, 240 of the 252 employees remained employed with the company.
     In the second quarter of fiscal 2002, we recorded an expense of $13.2 million ($8.1 million after tax) as a result of a restructuring plan. This plan involved closing down three manufacturing facilities and converting two others to warehousing, sub-assembly and import service operations. The impact of this plan was a reduction of manufacturing space of 1.25 million square feet and reduction across the company of 570 employees in management and manufacturing positions. The remaining assets, which include buildings of $0.9 million, are expected to be disposed of by the end of fiscal year 2004. Of this $0.9 million, $0.7 million of these assets are part of the Upholstery segment. The remaining $0.2 million are part of the Casegoods segment. This plan is expected to be completed by July, 2002. All except 23 of the 570 employees have been terminated as of the end of the fiscal year.
     In the fourth quarter of fiscal 2001, we recorded a restructuring charge of $11.2 million ($6.9 million after tax) as a result of strategic decisions to rationalize production capacity to achieve more efficient production utilization and exit certain unprofitable product lines. The effect of this plan was a reduction of 310 employees in management and manufacturing positions. The remaining assets, which include $1.0 million of buildings, are part of the Casegoods segment and are expected to be disposed of by the end of fiscal year 2004. This plan was complete and all of the 310 employees were terminated as of the end of this fiscal year.

     The impact by segment of these restructuring charges is included in "Note 17: Segments" on pages 47 through 49 of this report.
     The restructuring liabilities, charges to expense, and cash payments or asset write-downs are as follows:



                                           Fiscal 2002
                                     -----------------------
                                                      Cash
                                                    Payment
                           4/28/01     Charges      or Asset       4/27/02
 (Amounts in thousands)    Balance   to expense    Write-down      Balance
---------------------------------------------------------------------------
Fixed asset write-downs...     $--     $11,000      ($11,000)         $--
Severance and benefit
  related costs...........   1,200       4,600        (4,300)       1,500
Inventory write-downs.....      --       3,500        (3,500)          --
Other.....................   2,700       3,100        (2,700)       3,100
                           ------------------------------------------------
   Total..................  $3,900     $22,200      ($21,500)      $4,600
                           ------------------------------------------------



                                           Fiscal 2001
                                     -----------------------
                                                      Cash
                                                    Payment
                           4/29/00     Charges      or Asset       4/28/01
 (Amounts in thousands)    Balance   to expense    Write-down      Balance
---------------------------------------------------------------------------
Fixed asset write-downs...      --      $4,000       ($4,000)         $--
Severance and benefit
   related costs..........      --       1,200            --        1,200
Inventory write-downs.....      --       3,300        (3,300)          --
Other.....................      --       2,700            --        2,700
                           ------------------------------------------------
   Total..................      --     $11,200       ($7,300)      $3,900
                           ------------------------------------------------



Note 3:  Acquisitions and Divestiture

     On November 30, 2001, we sold the operations of our Pilliod Furniture unit. We acquired Pilliod, which produces promotionally priced bedroom and occasional furniture at its manufacturing facility in Nichols, S.C., as part of our acquisition of LADD Furniture, Inc., discussed below. The product line produced by Pilliod did not strategically align with our other product lines. The transaction generated a pretax loss of $11.7 million. A tax benefit of $11.8 million was generated, resulting in a small net gain with no earnings per share effect.
     On January 29, 2000, we acquired LADD Furniture, Inc., then a publicly traded furniture manufacturer, in a stock-for-stock merger, at which time LADD became our wholly-owned subsidiary. The holders of LADD stock received approximately 9.2 million shares of La-Z-Boy common stock in consideration for their LADD shares. In addition, LADD employee stock options then outstanding were replaced by approximately 1 million La-Z-Boy common stock options. Total consideration, including acquisition costs, was $190 million. On December 28,

1999, we acquired all of the outstanding stock of Alexvale Furniture, Inc., a manufacturer of medium-priced upholstered furniture, for a combination of cash and La-Z-Boy common stock totaling $17 million. On June 1, 1999, we acquired Bauhaus USA, Inc., a manufacturer of upholstered furniture primarily marketed to department stores, for $59 million, in a cash transaction.
     The above acquisitions have been accounted for as purchases. The acquired companies were included in our financial results immediately following the acquisition dates. The excess of the aggregate purchase prices over the fair value of the net identifiable assets acquired of $74 million has been recorded as goodwill.
     The following unaudited proforma financial information presents combined results of operations of the above companies with us as if the acquisitions had occurred as of the beginning of fiscal 2000. The proforma financial information gives effect to certain adjustments resulting from the acquisitions and related financing. The proforma financial information does not necessarily reflect the results of operations that would have occurred had the separate operations of each company constituted a single entity during such periods.

                                 Unaudited
                                ------------
      (Amounts in thousands,      4/29/00
      except per share data)     (53 weeks)
      --------------------------------------
      Sales....................   $2,297,219
      Net income...............      $97,850
      Net income per share.....        $1.60




Note 4:  Inventories



 (Amounts in thousands)               4/27/02     4/28/01
----------------------------------------------------------
Raw materials...................       $72,389     $90,381
Work-in-progress................        53,947      62,465
Finished goods..................        94,062     115,425
                                   -----------  ----------
     FIFO inventories...........       220,398     268,271
     Excess of FIFO over LIFO...       (11,741)    (10,384)
                                   -----------  ----------
          Total inventories.....      $208,657    $257,887
                                   -----------  ----------

Note 5:  Property, Plant and Equipment

 (Amounts in thousands)                     4/27/02    4/28/01
---------------------------------------------------------------
Buildings and building fixtures............  $189,051  $199,473
Machinery and equipment....................   178,222   177,851
Information systems........................    39,597    37,361
Land and land improvements.................    27,423    25,490
Transportation equipment...................    17,425    17,909
Other......................................    23,408    24,284
                                           ---------- ---------
                                              475,126   482,368
  Less: accumulated depreciation...........   269,663   252,027
                                           ---------- ---------
   Property, plant and equipment, net......  $205,463  $230,341
                                           ---------- ---------




Note 6:  Accrued Expenses and Other Current Liabilities

 (Amounts in thousands)                      4/27/02   4/28/01
---------------------------------------------------------------
Payroll and other compensation.............   $84,304   $78,550
Accrued warranty...........................    15,039    14,208
Income taxes...............................    18,379    11,490
Other current liabilities..................    38,398    36,612
                                           ---------- ---------
   Accrued expenses and other
       current liabilities.................  $156,120  $140,860
                                           ---------- ---------




Note 7:  Debt

                           Interest
 (Amounts in thousands)      Rate      Maturity   4/27/02     4/28/01
---------------------------------------------------------------------
Revolving credit
   facility...............    6.6%        2005   $70,000    $130,000
Industrial                   1.7%-
   revenue bonds..........    7.0%      2004-26   30,855      37,227

Private placement notes...    6.5%        2008    35,000      35,000
Other debt................    2.5%       2003-5    3,319          --
                                                ---------   ---------
       Total debt..............................  139,174     202,227
           Less:  current portion .............    1,730       5,304
                                                ---------   ---------
                  Long-term debt .............. $137,444    $196,923
                                                ---------   ---------
    Weighted avg. interest rate ...............      5.6%        5.5%
                                                ---------   ---------
            Fair value of debt ................ $140,215    $202,850
                                                ---------   ---------

     We have a $300 million unsecured revolving credit facility with a group of banks which uses a performance based interest rate grid with pricing ranging from LIBOR plus 0.475% to LIBOR plus 0.800% based on our consolidated debt to capital ratio and also requires that certain covenants be met. The revolving credit facility expires on May 12, 2005. At April 27, 2002 we are in compliance with all of the covenants under this facility.

     Industrial revenue bonds were used to finance the construction of manufacturing facilities. The facilities constructed from the bond proceeds are pledged as collateral for the bonds.
     We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on the floating rate debt. We believe that the risk of potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million through December 8, 2003 at 6.095% plus the applicable borrowing spread under the revolving credit facility. The fair market value of the swaps would require payment of $3.6 million at April 27, 2002, if we were to have terminated the agreement.
     Maturities of long-term debt, other than the revolving credit facility, subsequent to April 27, 2002 are $2 million in 2003, $1 million in 2004, $4 million in 2005, $2 million in 2006, $0 million in 2007 and $60 million thereafter. As of April 27, 2002, unused lines of credit and commitments were $360 million under several credit arrangements.
     Cash paid for interest during fiscal years 2002, 2001 and 2000 was $10.2 million, $17.5 million and $7.1 million, respectively.


Note 8:  Leases

     We have operating leases for manufacturing facilities, executive and sales offices, warehouses, showrooms and retail facilities as well as for equipment for manufacturing, transportation and data processing. The operating leases expire at various dates through 2026. Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. We lease additional transportation and other equipment under capital leases expiring at various dates through 2007. The majority of these capital leases include bargain purchase options.
     The future minimum lease payments under non-cancelable leases are as follows (for the fiscal years):

           (Amounts in          Operating    Capital
             thousands)          Leases      Leases
           ------------------------------------------
           2003...............    $16,703        $760
           2004...............     15,657         773
           2005...............     11,843         847
           2006...............      8,181         320
           2007...............      6,133          87
           2008 and beyond....     23,722          --
                                ---------    --------
              Total...........    $82,239      $2,787
                                ---------    --------

     Rental expense and contingent rentals for capital and operating leases were as follows (for the fiscal years ended):



                               4/27/02    4/28/01       4/29/00
(Amounts in thousands)       (52 weeks)  (52 weeks)   (53 weeks)
-----------------------------------------------------------------
Rental expense..............   $20,215     $22,591      $10,387
Contingent rentals..........      $615        $573         $232



Note 9:  Financial Guarantees

     We have provided unsecured financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Galleries(R). The amounts of the guarantees are shown in the following table. Because almost all guarantees are expected to retire without being funded, the contract amounts are not estimates of future cash flows.


        (Contract amounts in thousands)  4/27/02  4/28/01
        -------------------------------------------------
        Loan guarantees................  $18,825  $20,034
        Lease guarantees...............  $10,017  $10,651

     The guarantees require the dealers to make periodic payments to us in exchange for the guarantees. Terms of current guarantees generally range from one to five years.
     The guarantees have off-balance-sheet credit risk because only the periodic payments and any accrual for probable loss are recognized until a guarantee expires. Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform completely as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that no amounts could be recovered from third parties.




Note 10:  Stock Option Plans

     Shareholders approved an employee Incentive Stock Option Plan that provides grants to certain employees to purchase common shares at not less than their fair market value at the date of grant. Granted options become exercisable at 25% per year beginning one year from the date of grant for up to five or ten years. The plan authorized option grants of up to 7,500,000 common shares.

                                        Number of    Weighted avg.
                                          shares    exercise price
-------------------------------------------------------------------
Outstanding at April 24, 1999.........    1,404,186      $13.02
Granted...............................    1,423,822       17.33
Exercised.............................     (351,919)      10.64
Expired or cancelled..................      (75,185)      17.87
                                        -----------      ------
Outstanding at April 29, 2000.........    2,400,904       15.65
Granted...............................      716,930       15.50
Exercised.............................     (449,852)      10.84
Expired or cancelled..................     (139,697)      18.11
                                        -----------      ------
Outstanding at April 28, 2001.........    2,528,285       16.33
Granted................................     663,885       19.80
Exercised..............................    (935,735)      13.80
Expired or cancelled..................     (211,500)      18.59
                                        -----------      ------
Outstanding at April 27, 2002.........    2,044,935       18.37
                                        ===========      ======
Exercisable at April 27, 2002.........      744,202      $17.64
Shares available for grants at
   April 27, 2002.....................    4,974,553




     Information regarding currently outstanding and exercisable options is as follows:


                                                    Weighted
                     Number         Weighted       remaining
  Range of        outstanding         avg.        contractual
  exercise        at April 27,      exercise        life in
   prices             2002            price          years
---------------------------------------------------------------
 $9.54-$14.41         213,829          $13.08           1.21
 14.62-  19.80      1,472,124           17.76           3.49
 $23.75-$34.33        358,982           24.05           2.43
---------------------------------------------------------------
                    2,044,935          $18.37           3.06
                    =========          ======           ====
                             Number
                           exercisable      Weighted
          Range of        at April 27,   avg. exercise
      exercise prices         2002           price
      --------------------------------------------------
       $9.54-$14.41          206,749          $13.04
       14.62- 19.80          347,242           16.75
       $23.75-$34.33         190,211           24.28
      --------------------------------------------------
                             744,202          $17.64
                             =======          ======
     The tables above include options that were issued to replace outstanding options of an acquired company at the time of acquisition. The options outstanding as of April 27, 2002, were 147,000 with a weighted average exercise price of $18.21 per share. There are no shares available for future grant under this plan.

     The shareholders have also approved two Restricted Share Plans. Under one plan, a committee of the board of directors is authorized to offer for sale up to an aggregate of 750,000 common shares to certain employees. Under a second plan, up to an aggregate of 150,000 common shares are authorized for sale to non-employee directors. Under the Restricted Share Plans, shares are offered at 25% of the fair market value at the date of grant. The plans require that all shares be held in an escrow account for a period of three years in the case of an employee, or until the participant's service as a director ceases in the case of a non-employee director. In the event of an employee's or non-employee director's termination during the escrow period, the shares must be sold back to us at their cost.
     Common shares aggregating 13,200 and 8,700 were granted and issued during fiscal years 2002 and 2001, respectively, under the non-employee directors' Restricted Share Plan. Common shares remaining for future grants under this plan amounted to 70,500 at April 27, 2002.
     Common shares aggregating 71,875 and 68,750 were granted and issued during fiscal years 2002 and 2001, respectively, under the employee Restricted Share Plan. Common shares remaining for future grants under this plan amounted to 492,080 at April 27, 2002.
     Shareholders have also approved a Performance-Based Restricted Stock Plan. This plan authorized awards up to an aggregate of 1,200,000 common shares to key employees. Grants of shares or short-term options to purchase shares are based on achievement of goals over a three-year performance period. At April 27, 2002, target awards were outstanding for which up to approximately 495,000 common shares may be issued in fiscal years 2003 through 2005 based on three outstanding target awards, depending on the extent to which certain performance objectives are met. The cost of awards is expensed over the performance period. In 2002, 55,290 common shares were issued for the three-year period that ended in 2001.
     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
     Had we elected to recognize compensation cost for stock options based on the fair value method of accounting prescribed by SFAS No. 123, the additional after tax expense relating to the stock options would have been $2.6 million in 2002, $2.6 million in 2001 and $1.8 million in 2000. Actual expense relating to the stock options was $2.4 million in 2002, $0.8 million in 2001 and $1.5 million in 2000.

     Proforma net income and earnings per share would have been as follows (for the fiscal years ended):



(Amounts in thousands,          4/27/02     4/28/01     4/29/00
except per share data)        (52 weeks)  (52 weeks)  (53 weeks)
----------------------------------------------------------------
Net income...................    $59,128    $65,718      $85,832
Basic net income per
   share.....................      $0.97      $1.09        $1.58
Diluted net income per share.      $0.97      $1.08        $1.56

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

                              4/27/02      4/28/01     4/29/00
                            (52 weeks)   (52 weeks)  (53 weeks)
 ---------------------------------------------------------------
 Risk free interest rate..        4.4%       4.95%        6.6%
 Dividend rate............        1.7%        1.9%        2.0%
 Expected life in years...        5.0         5.0         5.0
 Stock price volatility...       43.0%       45.0%       41.0%




Note 11:  Retirement/Welfare

     Eligible salaried employees are covered under a trusteed profit sharing retirement plan. Discretionary cash contributions to a trust are made annually based on profits. We maintain certain Non-Qualified Deferred Compensation (NQDC) plans for eligible highly compensated employees.
     We maintain a non-qualified defined benefit retirement plan for certain existing and former salaried employees. Included in other long-term liabilities were plan obligations of $12.2 million and $11.7 million at April 27, 2002, and April 28, 2001, respectively. Included in other long-term assets were $12.4 million and $7.6 million at April 27, 2002, and April 28, 2001, respectively, of available for-sale marketable securities to fund future obligations of this plan. This plan is excluded from the obligation charts that follow.
     Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. Currently about 68% of eligible employees are participating in these plans. For most operating units, we make matching contributions based on specific formulas and this match is made in our common shares. We also maintain defined benefit pension plans for eligible factory hourly employees at some operating units.

     The net periodic pension cost and retirement costs for retirement plans are as follows (for the fiscal years ended):


                                  4/27/02     4/28/01     4/29/00
   (Amounts in thousands)       (52 weeks)  (52 weeks)  (53 weeks)
   -------------------------------------------------------------
   Service cost................      $2,918     $2,676    $2,791
   Interest cost...............       4,254      4,013     3,644
   Actual return on plan
      assets...................        (109)    (1,903)      999
   Net amortization
      and deferral.............      (4,260)    (2,648)   (5,793)
                                 ----------- ----------  --------
   Net periodic pension cost...       2,803      2,138     1,641

   Profit sharing*/NQDC........      10,864     10,579     7,522
   401(k)*.....................       4,191      3,744     2,954
   Other*......................       3,875      1,716     1,871
                                 ----------- ----------  --------
   Total retirement costs......     $21,733    $18,177   $13,988
                                 ----------- ----------  --------

    * Not determined by an actuary.


     The funded status of the pension plans was as follows:

(Amounts in thousands)                        4/27/02    4/28/01
------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year..    $55,543   $56,168
  Service cost.............................      2,918     2,676
  Interest cost............................      4,254     4,013
  Amendments and new plans.................      2,016    (5,142)
  Actuarial gain (loss)....................       (128)      472
  Benefits paid............................     (2,650)   (2,644)
                                              --------  --------
    Benefit obligation at year end.........     61,953    55,543

Change in plan assets
  Fair value of plan assets at
   beginning of year.......................     56,417    56,565
  Actual return on plan assets.............        109     1,573
  Employer contribution....................      5,931       923
  Benefits paid............................     (2,650)   (2,644)
                                              --------  --------
   Fair value of plan assets at year end...     59,807    56,417
                                              --------  --------
Funded (underfunded) status................     (2,146)      874
Unrecognized actuarial loss................      8,821     2,430
Unamortized prior service cost.............        769       934
                                              --------  --------
   Prepaid benefit cost....................     $7,444    $4,238
                                              --------  --------

     The expected long-term rate of return on defined benefit plan assets was 8.0% for fiscal years 2002, 2001 and 2000. The weighted-average discount rate used in determining the actuarial present value of projected benefit obligations was 7.2% in fiscal year 2002, 7.7% in fiscal year 2001 and 6.8% for fiscal year 2000. Plan assets are invested in a diversified portfolio that consists primarily of debt and equity securities.

Note 12:  Health Care

     Eligible employees have an opportunity to participate in group health plans. Most participating employees pay their portion of health care costs through pretax payroll deductions. Health-care expenses were as follows (for the fiscal years ended):

                              4/27/02      4/28/01      4/29/00
(Amounts in thousands)      (52 weeks)   (52 weeks)   (53 weeks)
------------------------------------------------------------------
Gross health care.........     $76,071      $76,989      $50,895
Participant payments......     (19,178)     (19,132)     (13,277)
                            ----------   ----------   ----------
   Net health care........     $56,893      $57,857      $37,618
                            ----------   ----------   ----------

     We make annual provisions for any current and future retirement health-care costs which may not be covered by retirees' collected premiums.




Note 13:  Income Taxes

     The primary components of our deferred tax assets and (liabilities) were as follows:


(Amounts in thousands)                        4/27/02   4/28/01
---------------------------------------------------------------
Current
   Bad debt..............................     $13,760   $16,302
   Warranty..............................       9,222     8,660
   Workers' compensation.................       2,951     2,933
   NQDC/other............................       3,819     2,313
   Inventory.............................      (6,459)   (9,332)
   State income tax......................         820       995
   Stock options.........................         567     1,155
   Receivables - mark to market                    --    (2,634)
   Restructuring.........................       3,881     1,501
   Other.................................       6,474     4,275
                                            --------- ---------
    Total current deferred tax assets....      35,035    26,168

Noncurrent
   Trade names...........................     (43,142)  (44,703)
   Pension...............................       1,760    (2,254)
   Other.................................      (4,763)    1,248
                                            --------- ---------
    Total noncurrent deferred tax
       liabilities.......................     (46,145)  (45,709)
                                            --------- ---------
       Net deferred tax liability........    ($11,110) ($19,541)
                                            --------- ---------

     Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:


(% of pretax income)                 4/27/02   4/28/01     4/29/00
--------------------------------------------------------------------
Statutory tax rate..............       35.0%     35.0%       35.0%
Increase (reduction) in income
   taxes resulting from:
   State income taxes net of
     federal benefit............        3.2       3.4         3.0
   Tax credits..................       (0.1)     (0.3)       (0.1)
   Goodwill.....................        1.8       1.4         0.9
   Worthless stock deduction....       (8.4)       --          --
   Tax loss carryforwards.......         --        --        (1.1)
   Miscellaneous items..........       (0.9)     (0.5)       (0.1)
                                      -----     -----        ----
   Effective tax rate...........       30.6%     39.0%       37.6%
                                      -----     -----        ----

     As a result of the sale of the operations of Pilliod Furniture during fiscal year 2002, we recognized a substantial "worthless stock" deduction. This deduction is attributable to the difference between the tax basis in the stock of Pilliod and its underlying assets and resulted in a net reduction of federal and state income tax of $7.5 million.
     Cash paid for taxes during the fiscal years ended April 27, 2002, April 28, 2001 and April 29, 2000, was $24.0 million, $57.4 million and $52.2 million, respectively.



Note 14:  Earnings Per Share

     Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share uses the weighted average number of shares outstanding during the period plus the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our dilutive potential common shares are for employee stock related plans described in Note 10. Outstanding share information is as follows (for the fiscal years ended):

(Amounts in thousands)             4/27/02   4/28/01    4/29/00
----------------------------------------------------------------
Weighted average common shares
   outstanding (basic)...........  60,739     60,550     54,488
Effect of options................     386        142        372
                                  -------   --------    -------
Weighted average common shares
   outstanding (diluted).........  61,125     60,692     54,860
                                  -------   --------    -------

Note 15:  Contingencies

     We have been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that we have recorded expense in respect of probable and reasonably estimable legal matters, and any additional resultant liability will not be material based on our previous experience with lawsuits of these types.
     We have been named as a potentially responsible party (PRP) at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous environmental clean-up sites, management believes that we have recorded expense in respect of probable and reasonably estimable environmental matters and does not anticipate that future expenditures for environmental clean-up sites will have a material adverse effect on our results of operations or financial condition.




Note 16: Related Parties

     We invest in cash and equivalents with a bank whose board of directors includes two members of our board of directors. At the end of fiscal years 2002 and 2001, $3 million and $22 million, respectively, was invested in cash and equivalents with this bank. This bank also provided trust and investment management services.
     Trade and notes receivables as of April 27, 2002 include $10.7 million due from a dealer who is a relative of a retired executive and former member of our board of directors.




Note 17:  Segments

     During fiscal 2002, we realigned our top management team to reflect an organizational restructuring announced July 23, 2001. This organizational restructuring resulted in our reportable operating segments changing to an Upholstery Group segment and a Casegoods Group segment. The prior year segment information included below has been reclassified in accordance with this change.

     The Upholstery Group is comprised of operating units that primarily manufacture and sell to dealers, furniture which is mostly or fully covered with fabric, leather or vinyl. Upholstered furniture includes products which function as seating for the home and commercial markets such as reclining and non-reclining chairs, motion and stationary sofas, loveseats, chaises and ottomans. The operating units included in the Upholstery Group are Bauhaus USA, Centurion, Clayton Marcus, England, HickoryMark, La-Z-Boy Residential, La-Z-Boy Contract Furniture and Sam Moore.
     The Casegoods Group is comprised of operating units that primarily manufacture or sell to dealers, products that function as storage, display or table units for the home and commercial markets, such as dining room furniture, bedroom suites, occasional tables, chests, desks, wall units and accent pieces. These products are mostly made of hardwood or hardwood veneers. The operating units included in the Casegoods Group are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House. Pilliod Furniture is included in the segment information provided through its sale date of November 30, 2001.
     Our largest customer is less than 3% of each of our segment's sales.
     The accounting policies of the operating segments are the same as those described in Note 1. Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes. Certain corporate costs are allocated to the segments based on revenues and identifiable assets. Identifiable assets are cash and cash equivalents, notes and accounts receivable, FIFO inventories, net property, plant, and equipment, goodwill and trade names. Our unallocated assets include deferred income taxes, corporate assets and various other assets.

     Information used to evaluate segments is as follows (for the fiscal years ended):




                             4/27/02     4/28/01     4/29/00
(Amounts in thousands)     (52 weeks)  (52 weeks)  (53 weeks)
--------------------------------------------------------------
Sales
  Upholstery Group......... $1,543,756  $1,488,111   $1,393,421
  Casegoods Group..........    611,268     762,159      385,517
  Eliminations.............     (1,072)     (1,779)        (713)
                            ---------- -----------  -----------
   Consolidated............  2,153,952   2,248,491    1,778,225
                            ---------- -----------  -----------
Operating income
  Upholstery Group.........    134,337     129,178      137,494
  Restructuring............     (3,735)     (2,300)          --
                            ---------- -----------  -----------
    Net upholstery group...    130,602     126,878      137,494
  Casegoods Group..........     19,569      23,231       25,719
  Restructuring............    (18,452)     (8,900)          --
  Loss on divestiture......    (11,689)         --           --
                            ---------- -----------  -----------
    Net casegoods group....    (10,572)     14,331       25,719
  Other....................    (23,330)    (20,415)     (20,365)
                            ---------- -----------  -----------

  Consolidated.............    130,576     131,994      142,848
  Restructuring............    (22,187)    (11,200)          --
  Loss on divestiture......    (11,689)         --           --
                            ---------- -----------  -----------
    Net consolidated.......     96,700     120,794      142,848
                            ---------- -----------  -----------
Depreciation and amortization
  Upholstery Group.........     20,655      21,972       18,659
  Casegoods Group..........     12,560      12,979        5,771
  Corporate and other......     10,773      10,746        5,912
                            ---------- -----------  -----------
   Consolidated............     43,988      45,697       30,342
                            ---------- -----------  -----------
Capital expenditures
  Upholstery Group.........     21,997      20,966       30,279
  Casegoods Group..........      9,206      14,231        5,479
  Corporate and other......      1,763       2,219        2,210
                            ---------- -----------  -----------
   Consolidated............     32,966      37,416       37,968
                            ---------- -----------  -----------
Assets
  Upholstery Group.........    617,093     637,198      622,907
  Casegoods Group..........    397,277     488,718      507,315
  Unallocated assets.......    146,406      99,881       90,673
                            ---------- -----------  -----------
   Consolidated............ $1,160,776  $1,225,797   $1,220,895
                            ---------- -----------  -----------
Sales by country
  United States............         95%         96%         94%
  Canada and other.........          5%          4%          6%
                                  ----        ----       -----
                                   100%        100%        100%
                                  ----        ----       -----

                     Management's Discussion and Analysis


     This Management's Discussion and Analysis should be read in conjunction with the accompanying Report of Management Responsibilities, Report of Independent Accountants, Consolidated Financial Statements and related Notes to Consolidated Financial Statements.
     In terms of sales, we are the second largest furniture manufacturer in the United States of America, the largest reclining-chair manufacturer in the world and North America's largest manufacturer of upholstered furniture. We also import furniture products from outside the U.S. and resell them domestically. We sell mostly to independent retailers who resell to end-users, and we also own a small number of retail stores where we sell our own manufactured and imported products to end-users. Besides our own retail stores, we have formal agreements with many independent retailers to display and merchandise products from one or more of our operating units and sell them to end-user consumers in dedicated square footage of retail space, either throughout stand-alone stores or in dedicated galleries within their stores. We consider these stores as well as our own retail stores to be "proprietary" and one of the keys to our success.
     During fiscal 2002, we realigned our top management team to reflect an organizational restructuring announced July 23, 2001. This organizational restructuring resulted in our reportable operating segments changing to an Upholstery Group segment and a Casegoods Group segment. The prior year segment information included below has been reclassified in accordance with this change.



Analysis of Operations
Year Ended April 27, 2002
(2002 compared with 2001)

                                    FY02
                                    over       Fiscal year ended
                                  (under)   -----------------------
                                    FY01       4/27/02    4/28/01
-------------------------------------------------------------------
Sales...........................     (4%)        100.0%    100.0%
Cost of sales....................    (6%)         76.5%     78.0%
                                   -----       --------    -------
   Gross profit..................     2%          23.5%     22.0%
Selling, general and
   administrative................     6%          18.5%     16.6%
Loss on divestiture..............    N/M           0.5%       --
                                   -----       --------    -------
   Operating income..............   (20%)          4.5%     5.4%
Interest expense.................   (44%)          0.5%     0.8%
Interest income..................   (23%)          0.1%     0.1%
Other income.....................   (87%)           --      0.3%
                                   -----       --------    -------
   Pretax income.................   (21%)          4.1%     5.0%
Income tax expense*..............   (38%)         30.6%    39.0%
                                   -----       --------    -------
   Net income....................   (10%)          2.9%     3.0%
                                   -----       --------    -------
   Diluted earnings per share....   (11%)
   Dividends per share...........     3%

*As a percent of pretax income.

                        Segment Analysis
-----------------------------------------------------------------
                                             Operating Income
                                Sales   -------------------------
                                FY02       FY02      Percent of
                                Over       Over         Sales
                               (Under)    (Under)  --------------
                                FY01       FY01     FY02    FY01
-----------------------------------------------------------------
Upholstery Group.............      4%       3%      8.5%    8.5%
Casegoods Group..............    (20%)   (174%)    (1.7%)   1.9%
Unallocated corporate
 costs & eliminations.......      N/M     (14%)      N/M    N/M
Consolidated................      (4%)    (20%)     4.5%    5.4%




              Segment Operating Income Analysis Excluding
                     Restructuring and Divestiture
       ==========================================================
                                       FY02
                                       Over     Percent of Sales
                                      (Under) -------------------
                                       FY01       FY02     FY01
       ----------------------------------------------------------
        Upholstery Group............      4%      8.7%      8.7%
        Casegoods Group.............    (16%)     3.2%      3.0%
        Unallocated corporate
         costs & eliminations.......    (14%)     N/M       N/M

        Consolidated................     (1%)     6.1%      5.9%


                              N/M = not meaningful


     Fiscal 2002 sales declined 4% to $2.154 billion from the prior year due to the following factors: (i) the divestiture of Pilliod Furniture on November 30, 2001; (ii) continued weak furniture industry demand for most of the year; and
(iii) the impact of retailers going out of business or experiencing financial difficulty. This decline was somewhat offset by the strength of the La-Z-Boy Furniture Galleries(R) store system (part of our proprietary distribution system dedicated to La-Z-Boy products), which enjoyed an 11% increase over the same store sales for the 2002 fiscal year.
     Our Upholstery Group sales increased 4% from last year. This is mainly due to the strength of the above-mentioned La-Z-Boy Furniture Galleries(R) store system. With 297 stand-alone Gallery stores, most of which are independently owned, and 317 in-store La-Z-Boy galleries, exclusively promoting and selling the La-Z-Boy brand name, we are able to focus our marketing efforts and concentrate our advertising dollars to allow us to gain market share.
     The Casegoods Group sales declined 20%. The Pilliod divestiture accounted for about 1/3 of the decline in casegoods sales. In addition, our casegoods sales are still being negatively impacted by the bankruptcies of HomeLife, Montgomery Ward, and Heilig-Meyers. It has taken some time for us to fill the sales void that these major bankruptcies created in fiscal 2001. The continued weakness in the hospitality sector of our casegoods business has also significantly contributed to the sales decline in our Casegoods segment.
     Gross profit as a percent of sales for 2002 increased to 23.5% from 22.0% in 2001. This improvement, despite a 4% sales decline, primarily reflects the results of management's efforts to adjust capacity and fixed costs in response to a weak sales environment. In particular, restructuring and other productivity improvements announced in April 2001 and October 2001 are now positively impacting gross profit margins. Restructuring charges included in gross profit for fiscal 2002 and 2001 were $22.2 million and $11.2 million, respectively.
     Selling, general and administrative expense (S,G&A) increased to 18.5% of sales in 2002 from 16.6% in 2001 due in part to decreased sales volume that was unable to absorb the fixed portion of the S,G&A expenses. Additionally, as of April 27, 2002 we own 23 retail stores which have a higher percentage of S,G&A expenses as compared to our manufacturing operating units. As the sales of our retail stores have grown through the acquisition of stores and same store sales increases, there is a larger mix of S,G&A from the retail stores causing an increase in the percentage.
     The operating income margin declined to 4.5% in 2002 from 5.4% in 2001. Since April 2001, we have closed three casegoods plants and one upholstery plant, converted two other casegood plants into warehouse, sub-assembly and import service operations, divested a casegoods business and announced the closing of another casegoods plant to be effective in June 2002. These actions are a result of an increased ratio of imported components and finished products compared to the domestically produced products, which allowed us to reduce our domestic production capacity. The restructuring charges in fiscal 2002 contributed to approximately half of the decline in the margin over the charges in fiscal 2001. The pre-tax loss on our Pilliod divestiture contributed the remaining margin degradation in the current year.
     The Upholstery Group operating margin remained flat at 8.5% of sales. Although the Upholstery Group has had increased sales due to the strength of its proprietary store network, the $3.7 million restructuring charge for the closing of an upholstery plant and declines in the profitability of some lower price point product lines has offset the gains from the sales increase.
     The Casegoods Group operating margin declined to (1.7%) of sales from 1.9%. A majority of the decline is a result of the restructuring charges absorbed in the fiscal 2002 operating profit, as well as the $11.7 million pre-tax loss on the Pilliod divestiture. We continue to experience some disruptions in the casegoods plants as we blend our domestic production needs with our import purchases. We believe that the actions taken during the past two years will enable us to return this segment back to profitability.
     Interest expense declined 44% over last year mainly due to a net decline of $74.0 million in our total debt for the year. A majority of the debt decline occurred in the first nine months of the year. As a result of our interest rate swap agreements, we have fixed interest rates at 6.095% plus the applicable borrowing spread under the revolving credit facility on a notional amount of $70 million. Therefore, there has not been a significant fluctuation in our weighted average interest rate.
     Income tax expense as a percent of pretax income of 30.6% in 2002 is down from 39.0% in 2001 primarily due to the $11.8 million tax benefit recorded on the divestiture of the Pilliod operating unit. Without the Pilliod effect included, our tax rate would have remained flat at 39.0%.
     Other income decreased $6.5 million or 87% over the prior year. Fiscal 2001 included an increase of about $5.0 million as a result of a one-time business interruption insurance recovery offset in part by $2.4 million of miscellaneous non-operating expenses. In fiscal 2002 there was a realized loss of $2.0 million recorded in the fourth quarter from the sale of marketable securities available for sale. We do not anticipate significant realized losses to occur in fiscal 2003.



Analysis of Operations
Year Ended April 28, 2001
(2001 compared with 2000)

     Year 2001 sales of $2.2 billion were 26% greater than 2000 because of acquisitions. On a proforma basis adjusting for acquisitions and the extra week in 2000, sales were flat.
     The Upholstery Group proforma sales increased 2%. This small growth in sales was due primarily to weakened furniture demand. Selling price increases were nominal given the competitive environment and frail economy, while the sales growth rate was stronger than in the other segment. This relative sales strength was due to a higher percentage of sales coming from proprietary dealers, growth in proprietary dealer locations, growth in proprietary sales per square foot, and strong brand names. Historically, the growth in sales in the Upholstery Group segment, which contains our largest operating unit, La-Z-Boy Residential, has been stronger than our other segment and the rest of the furniture industry in slow times. Fiscal 2001 was no exception.
     The Casegoods Group proforma sales declined 4%. The loss of sales due to the financial difficulties of large national or regional retailers was the primary reason for the decline. Competition from imports, primarily from the Far East, also contributed to the decline in sales. Also, the Casegoods Group segment has a greater percentage of its sales in middle and lower price points than the Upholstery Group. Middle and lower price points historically have been harder hit by unfavorable demand declines than upper price points when the economy slows, in part because consumers typically defer casegoods purchases longer than upholstered product purchases.
     Gross profit as a percent of sales for 2001 decreased to 22.0% from 24.1% in 2000. The primary causes of this decrease included the sales slowdown, production declines, restructuring expenses to better adjust capacity to demand and acquisitions with below average gross margin compared to those businesses that made up the company during the majority of fiscal 2000.
     Selling, general and administrative expense (S,G&A) increased to 16.7% of sales in 2001 from 16.0% in 2000. Bad debt expense increased to $17.3 million from $5.6 million and was the primary reason for the increase in S,G&A as a percent of sales. Several major retailers either declared bankruptcy or experienced significant financial difficulties. This financially weak retailer environment was present throughout the furniture industry for most of 2001. Higher research and development expenditures were another reason for the increase in S,G&A expense as a percent of sales. These R&D expenses were planned and represent targeted efforts to both improve existing products and develop new products. Various other expenses such as sales and administrative expenses also increased as a percent of sales due to the unfavorable effects of acquisitions that had higher than average S,G&A expenses as a percent of sales. Bonus and warranty expenses declined as a percent of sales.
     Consolidated operating margin decreased to 5.4% in 2001 from 8.0% in 2000 due primarily to the items discussed above. Unfavorable company mix also affected operating profit margin. That is, acquired operating units had lower than average margins compared with previously existing operating units.

     The Upholstery Group operating margin declined to 8.5% of sales from 9.9% primarily due to declines in profitability in some lower price point product lines. To maintain sales volume to adequately cover fixed costs, aggressive pricing, advertising and other promotional efforts contributed to lower margins.
     The Casegoods Group operating margin declined to 1.9% of sales from 6.7%. This segment was affected more than the Upholstery segment by declining sales and the higher bad debt expense caused by major retailers in bankruptcy or financial difficulty. Additionally, the majority of the restructuring costs were in this segment. This segment also had more unfavorable company mix effects on operating margin than the Upholstery segment. Similar to the Upholstery segment, part of the decline in margin was also due to aggressive merchandising and other efforts relating to some lower price point product lines to maintain production volume to adequately cover fixed costs.
     Interest expense in 2001 increased 86% compared to fiscal 2000 primarily from increased debt associated with 2000 acquisitions.
     Income tax expense as a percent of pretax income of 39.0% in 2001 is up from 37.6% in 2000 primarily due to the utilization of tax loss carryforwards which benefited the prior year as well as the larger impact in 2001 of non-deductible goodwill amortization on lower pretax income.
     Other income in 2001 increased $2.3 million or 44% compared to 2000. An increase of about $5.0 million occurred as a result of a one-time business interruption insurance recovery offset in part by $2.4 million of miscellaneous non-operating expenses.



Liquidity and Financial Condition

     Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day expenditures, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the future. Capital expenditures for fiscal 2003 are planned at $35 million to $40 million compared to $33 million in fiscal 2002.
     Cash flows from operations amounted to $133 million in 2002, $116 million in 2001 and $58 million in 2000. The increase in cash flows from operations is mainly due to a reduction in inventories, resulting from the closing of several plants throughout the year. This reduction in inventory was somewhat offset by the corresponding decrease in trade accounts payable. Capital expenditures, dividends and stock repurchases totaled approximately $97.2 million in 2002, $82.5 million in 2001 and $86.5 million in 2000.
     As of April 27, 2002 there were unused lines of credit and commitments of $360 million under several credit arrangements. Our main credit arrangement is a $300 million unsecured revolving credit facility, maturing in fiscal 2006. The borrowing rate under this credit agreement can range from LIBOR plus 0.475% to LIBOR plus 0.800% based on the consolidated debt to capital ratio. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on the floating rate debt. We believe that the risk of potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million through December 8, 2003 at 6.095% plus the applicable borrowing spread under the revolving credit facility.
     We believe we have a strong capital structure as evidenced by a low debt to capitalization ratio of 16.6% as well as a strong current ratio of 3.0 to 1. Our debt to capitalization ratio is total debt as a percent of shareholders' equity plus total debt. Our current ratio is current assets divided by current liabilities. We feel that the availability of funds under our unused lines of credit and the cash flows from operations are sufficient to fund our capital needs.
     The following table summarizes our contractual obligations:

                                       Payments by Period
                               ------------------------------------
                                 Less
                                than 1    1-3      4-5      After 5
(Amounts in millions)   Total    Year    Years    Years      years
-------------------------------------------------------------------
Long-term debt.......  $139.2    $1.7    $5.0     $72.0      $60.5
Capital lease
  obligations........     2.8     0.8     1.6       0.4        --
Operating leases.....    82.2    16.7    27.5      14.3       23.7
                      -------  ------  ------   -------    -------
   Total contractual
     obligations...... $224.2   $19.2   $34.1     $86.7      $84.2
                      =======  ======  ======   =======    =======

     In addition to the above obligations, we have guaranteed various mortgages and leases of dealers with proprietary stores. The total amount of these guarantees is $28.8 million. Of this, $3.2 million will expire within less than one year, $17.0 million in 1 to 3 years, $5.4 million in 4 to 5 years and $3.2 million thereafter.
     Our board of directors has authorized the repurchase of Company stock. Shares acquired in 2002, 2001 and 2000 totaled 1.6 million, 1.6 million and 1.7 million, respectively. As of April 27, 2002, 3.6 million additional shares could be purchased pursuant to this authorization. With the expected cash flows we anticipate generating in fiscal 2003, we will continue to be opportunistic in our repurchase program but we have no commitments for repurchases.
     Continuing environmental compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity. We will continue a program of conducting voluntary compliance audits at our facilities. We have also taken steps to assure compliance with provisions of Titles III and V of the 1990 Clean Air Act Amendments.



Critical Accounting Policies
----------------------------

     The following is a discussion of our significant accounting policies. These policies were selected because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Allowance for Doubtful Accounts
-------------------------------
     Allowances for doubtful accounts are recorded based on the use of estimates and judgment in regards to risk exposure and collectibility. We estimate losses for our bad debt provision using consistent and appropriate methods. Changes to our assumptions relating to these estimates could affect our recorded provision.

Inventories
-----------
     Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) basis for approximately 77% and 79% of our inventories at April 27, 2002 and April 28, 2001, respectively. Cost is determined for all other inventories on a first-in, first-out (FIFO) basis.
     Excess of FIFO over the LIFO basis at April 27, 2002 and April 28, 2001 includes $11 million and $15 million, respectively, for inventory written-up to fair value for acquisitions that occurred in fiscal 2000. This purchase accounting adjustment reduces earnings in the periods that the related inventory is sold.

Revenue Recognition and Related Allowances
------------------------------------------
     Revenue is primarily recognized upon shipment of product. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties as well as other incentives that may be offered to customers. Estimated costs for the provisions are based upon historical expenses and current sales trends.
     Other incentives offered to customers include cash discounts, volume discounts and advertising agreements. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Volume discounts are recorded at the time of sale as a reduction of revenue. Our advertising agreements, which give customers advertising allowances based on revenues, are recorded when the revenue is recognized as a reduction to revenue.


Restructuring
-------------
     In the fourth quarter of fiscal 2002, we recorded an expense of $9.0 million ($5.5 million after tax) as a result of a restructuring plan. This plan involved closing one manufacturing facility and converting a second facility to warehousing. The impact of this plan is a reduction of manufacturing space of
0.7 million square feet and a reduction of 252 employees. The remaining assets, which include buildings and equipment of $4.4 million, are part of the Casegoods segment and are expected to be disposed of by the end of fiscal year 2004. This plan is expected to be completed in June, 2002. As of April 27, 2002, 240 of the 252 employees remained with the company.
     In the second quarter of fiscal 2002, we recorded an expense of $13.2 million ($8.1 million after tax) as a result of a restructuring plan. This plan involved closing down three manufacturing facilities and converting two others to warehousing, sub-assembly and import service operations. The impact of this plan was a reduction of manufacturing space of 1.25 million square feet and reduction across the company of 570 employees in management and manufacturing positions. The remaining assets, which include buildings of $0.9 million, are expected to be disposed of by the end of fiscal year 2004. Of this $0.9 million, $0.7 million of these assets are part of the Upholstery segment. The remaining $0.2 million are part of the Casegoods segment. This plan is expected to be completed by July, 2002. All except 23 of the 570 employees have been terminated as of the end of the fiscal year.
     In the fourth quarter of fiscal 2001, we recorded a restructuring charge of $11.2 million ($6.9 million after tax) as a result of strategic decisions to rationalize production capacity to achieve more efficient production utilization and exit certain unprofitable product lines. The effect of this plan was a reduction of 310 employees in management and manufacturing positions. The remaining assets, which include $1.0 million of buildings, are part of the Casegoods segment and are expected to be disposed of by the end of fiscal year 2004. This plan was complete and all of the 310 employees were terminated as of the end of this fiscal year.
     The impact by segment of these restructuring charges is included in "Note 17: Segments" on pages 47 through 49 of this report.
     The restructuring liabilities, charges to expense, and cash payments or asset write-downs are as follows:



                                              Fiscal 2002
                                      --------------------------
                                                       Cash
                                                     Payment or
                           4/28/01      Charges        Asset        4/27/02
(Amounts in thousands)     Balance     to expense    Write-down     Balance
----------------------------------------------------------------------------
Fixed asset write-downs..   $ --        $11,000      ($11,000)       $ --
Severance and benefit
   related costs.........   1,200         4,600        (4,300)       1,500
Inventory write-downs....     --          3,500        (3,500)         --
Other....................   2,700         3,100        (2,700)       3,100
                          -------      --------      ---------     --------
   Total.................  $3,900       $22,200      ($21,500)      $4,600
                          =======      ========      =========     ========



                                              Fiscal 2001
                                      --------------------------
                                                       Cash
                                                     Payment or
                           4/29/00      Charges        Asset        4/28/01
(Amounts in thousands)     Balance     to expense    Write-down     Balance
----------------------------------------------------------------------------
Fixed asset write-downs..     --         $4,000       ($4,000)       $ --
Severance and benefit
   related costs.........     --          1,200           --         1,200
Inventory write-downs....     --          3,300        (3,300)         --
Other....................     --          2,700           --         2,700
                          -------      --------      ---------     --------
   Total.................     --        $11,200       ($7,300)      $3,900
                          =======      ========      =========     ========

Outlook Section
---------------

     Statements in this Outlook Section and throughout this Management's Discussion and Analysis are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. As conditions change in the future, actual results may not match our expectations. In particular, many important factors, including future economic, political and industry conditions (for example, changes in interest rates, changes in consumer demand, changes in currency exchange rates, changes in demographics and consumer preferences, changes in housing sales, oil price changes, terrorism impacts and changes in the availability and cost of capital), competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors), operating factors (for example, supply, labor, or distribution disruptions, changes in operating conditions or costs, effects of restructuring actions and changes in regulatory environment), and factors relating to acquisitions could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.

Short-Term Outlook
------------------
     Last year at this time, the furniture industry was in the midst of a sharp decline. Weakness in consumer demand was exacerbated by a rash of retailer bankruptcies, including several of the nation's largest furniture stores in addition to a number of smaller ones. This caused our July 2001 first quarter to be especially weak. We expect this year's first fiscal quarter, which ends July 27, 2002, to show significant improvement over those depressed year-earlier levels. As we stated in our fiscal 2002 year-end press release, we anticipate low single digit percentage sales growth in the July quarter, compared to the prior year, and earnings per diluted share in the $0.22-$0.27 range, compared to $0.05 per diluted share in the first quarter of fiscal 2002.
      This anticipated improvement reflects several factors. First, industry sales trends have improved, especially in the upholstery sector - which accounts for over 70 percent of our total sales. Second, the retailer climate has also strengthened somewhat following the distress of last year, with the remaining retailers in better financial condition. And, third, we are beginning to realize bottom line benefits from our fiscal 2002 cost-cutting, downsizing and restructuring actions.

Longer-Term Outlook
-------------------
     Our long-term outlook is closely linked to the outlook for our industry in general. Excluding last year's sharp decline, the residential furniture industry over the past ten years has grown at an annual rate exceeding 5%, with the upholstery segment growing somewhat faster than the casegoods segment and exhibiting less volatility. Demand should remain favorable over the next few years at least, as a result of the very strong level of new and existing U.S. home sales of the past several years. In addition, demographic factors remain positive, with the prime furniture buying years being ages 35-54, and even older in the case of certain furniture categories such as upholstered chairs and recliners.
     Our company's goal is to grow sales from existing operations at a rate faster than that of the overall North American furniture industry (the "industry"). Continued growth in the number of our proprietary outlets is one reason our sales growth rates can continue to exceed those of the industry at large. We have a substantial number of proprietary outlets in each of our two business segments and, as a whole, our proprietary distribution (retail sales through these proprietary outlets) accounts for approximately 38% of our total sales volume. This proprietary percentage has been growing, excluding the effect of acquisitions. It is management's objective to keep it growing in the years immediately ahead.
     Continued growth in the sales per square foot generated by these proprietary outlets is another reason our sales can continue to exceed industry growth rates. Dedicated marketing focus associated with proprietary distribution in specific metropolitan areas typically results in actions that improve sales per square foot of retail floor space over time.
     The industry has been consolidating at both the retail and manufacturing levels, and this trend is expected to continue. Smaller and/or financially weaker retailers are finding it increasingly difficult to remain competitive with larger, better-managed and/or financially stronger retailers. On the production side, progress in manufacturing methodologies, information systems and other technologies, business processes and financial and general management methods, combined with economies of scale, has continually put additional competitive pressure on smaller manufacturers. Additional market pressures may be created in the future due to foreign manufacturers entering the U.S. market, as well as increased direct purchasing from overseas by U.S. retailers.
     Our continued ability to leverage dealer relationships across a large number of distinct La-Z-Boy business units is another reason we believe our sales growth can exceed that of the industry. We believe that each of our operating units will continue to benefit by their association with the La-Z-Boy name. The development and implementation of various "cross-marketing" and "cross-manufacturing" programs to facilitate this benefit by association is an area of substantial management interest and emphasis.
     Finally, our importation of finished goods and furniture components continues to increase, representing another avenue for our company to be able to sustain our market share and a competitive sales price. These imports are either resold fully assembled or have additional manufacturing value added prior to being marketed. Imported finished goods currently account for approximately 6% of our total sales. For our Casegoods segment, imports accounted for 21% of our sales in fiscal 2002 and are growing at a much faster rate than our overall business. This above-average growth trend is expected to continue for the foreseeable future - for both our industry and our company.
     While furniture imports are sourced from many different countries, the majority of our fiscal 2002 imports came from the Far East, and we expect we will increase our Far East imports even more in the future. These products typically benefit from substantially lower overseas labor costs and, as a result, provide higher value to our domestic customers whether delivered fully assembled or blended with our domestically-manufactured products prior to resale. In many cases, retailers buy these products from La-Z-Boy companies, as opposed to importing them directly, in order to minimize their inventories, obtain quicker delivery, have access to a broader assortment of products, receive service assurance and reduce their freight costs.
     Another financial goal is to continually improve the company's operating margin - operating income as a percent of sales - with a goal of 10.0%. Operating margin hit a recent high of 8.0% in both fiscal 1999 and fiscal 2000 before declining to 5.4% in 2001. Fiscal 2002 "normalized" operating margin (excluding restructuring and divestiture expenses) was 6.1%. On a quarterly basis, our overall normalized operating margin in fiscal 2002 hit a low point of 1.5% in the July first quarter reaching 8.6% in the April fourth quarter. The margin improvement last year was due to a combination of improving sales trends, and progressively increasing benefits from our cost-cutting actions and restructuring moves. Our fiscal 2003 quarterly operating margins are expected to show improvements over the comparable fiscal 2002 margins. Our first quarter is historically our lowest quarter for both sales and operating margins.
     We expect the restructurings that occurred over the past two fiscal years to help improve profitability next year by adjusting capacity and other types of overhead costs. The full-year benefits of our restructuring and other cost reduction measures of fiscal 2002 should benefit our operating margin in fiscal 2003
     Corporate overhead costs improved as a percent of sales with a full year of integration of newly acquired units' similar functions. We expect more improvement in fiscal 2003 in these and other corporate areas.
     We also expect increased outsourcing of components to lower cost suppliers outside of North America to help improve profitability. Increased importing of components has been an industry trend over the last three to five years. Changes in foreign exchange rates are not expected to affect this outsourcing trend in the next year.
     During fiscal 2002, the Financial Accounting Standards Board (FASB) approved SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
     SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. Our amortization of goodwill and other indefinite-lived intangible assets will be affected upon our adoption of this SFAS in fiscal 2003. This SFAS will require us to cease amortization of our remaining goodwill and indefinite-lived intangible asset balances. We believe the impact of discontinuing this amortization will be to increase annual earnings by approximately $7.5 million, net of taxes. In addition, this SFAS will require us to perform an impairment test of our existing goodwill and other indefinite-lived intangible assets based on a fair value concept. We have not yet determined the effects of impairment charges upon adoption.
     We have not yet determined the impact, if any, on our financial statements of SFAS No. 143 and SFAS No. 145, which are effective in our fiscal 2004.
     SFAS No. 144 was adopted on April 28, 2002 and had no impact on our financial statements.


                                      Consolidated Six Year Summary of Selected Financial Data


(Dollar amounts in thousands,    Fiscal year ended     4/27/02      4/28/01      4/29/00      4/24/99      4/25/98      4/26/97
except per share data)                                (52 weeks)   (52 weeks)   (53 weeks)   (52 weeks)   (52 weeks)   (52 weeks)
-----------------------------------------------------------------------------------------------------------------------------------
Sales..............................................  $2,153,952    $2,248,491   $1,778,225   $1,339,016  $1,152,171    $1,050,056
Cost of sales......................................   1,647,334     1,753,000    1,350,561      997,975     869,093       788,746
                                                   ------------   -----------  -----------  -----------  -----------  -----------
   Gross profit....................................     506,618       495,491      427,664      341,041     283,078       261,310
Selling, general and administrative................     398,229       374,697      284,816      234,282     205,875       187,377
Loss on divestiture................................      11,689           --           --           --          --            --
                                                   ------------   -----------  -----------  -----------  ----------   ------------
   Operating income................................      96,700       120,794      142,848      106,759      77,203        73,933
Interest expense...................................      10,063        17,960        9,655        4,440       4,157         4,376
Interest income....................................       1,362         1,779        1,976        2,181       2,021         1,770
Other income.......................................         937         7,431        5,144        2,738       4,207         2,508
                                                   ------------   -----------  -----------  -----------  ----------   ------------
   Pretax income...................................      88,936       112,044      140,313      107,238      79,274        73,835
Income tax expense.................................      27,185        43,708       52,699       41,096      29,354        28,538
                                                   ------------   -----------  -----------  -----------  ----------   ------------
   Net income......................................     $61,751       $68,336      $87,614      $66,142     $49,920       $45,297
                                                   ------------   -----------  -----------  -----------  ----------   ------------
Diluted weighted average shares
     outstanding *.................................      61,125        60,692       54,860       53,148      53,821        54,575
Diluted net income per share*......................       $1.01         $1.13        $1.60        $1.24       $0.93         $0.83
Dividends declared per share.......................       $0.36         $0.35        $0.32        $0.31       $0.28         $0.26
Book value on year end shares outstanding*.........      $11.90        $11.49       $10.81        $7.93       $7.25         $6.69
Return on average shareholders' equity.............        8.8%         10.1%        16.3%        16.5%       13.4%         12.9%
Gross profit as a percent of sales.................       23.5%         22.0%        24.1%        25.5%       24.6%         24.9%
Operating profit as a percent of sales.............        4.5%          5.4%         8.0%         8.0%        6.7%          7.0%
Earnings before interest, taxes, depreciation
   and amortization as a percent of sales..........        6.6%          7.7%        10.0%         9.8%        8.9%          9.2%
Income tax expense as a percent of
   pretax income...................................       30.6%         39.0%        37.6%        38.3%       37.0%         38.7%
Net income as a percent of sales...................        2.9%          3.0%         4.9%         4.9%        4.3%          4.3%
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization......................     $43,988       $45,697      $30,342      $22,081     $21,021       $20,382
Capital expenditures...............................     $32,966       $37,416      $37,968      $25,316     $22,016       $17,778
Property, plant and equipment, net.................    $205,463      $230,341     $227,883     $125,989    $121,762      $114,658
-----------------------------------------------------------------------------------------------------------------------------------
Working capital....................................    $444,799      $458,861     $455,363     $293,160    $274,739      $245,106
Current ratio......................................    3.0 to 1      2.8 to 1     2.9 to 1     3.2 to 1    3.5 to 1      3.5 to 1
Total assets.......................................  $1,160,776    $1,225,797   $1,220,895     $630,994    $581,583      $528,407
-----------------------------------------------------------------------------------------------------------------------------------
Total debt.........................................    $141,662      $215,644     $249,670      $65,473     $73,458       $61,279
Shareholders' equity...............................    $713,522      $695,146     $663,092     $414,915    $388,209      $359,338
Ratio of total debt to equity......................       19.9%         31.0%        37.7%        15.8%       18.9%         17.1%
Ratio of total debt to capital.....................       16.6%         23.7%        27.4%        13.6%       15.9%         14.6%
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders.......................................      33,000        23,600       22,300       16,300      13,600        12,700
Employees..........................................      17,850        20,400       21,600       12,800      12,200        11,200
-----------------------------------------------------------------------------------------------------------------------------------

*Years 1997 and 1998 have been restated to reflect the September 1998 three-for-one stock split, in the form of a 200% stock dividend.

Some prior year information has been reclassified in order to be comparable to current year information.


                    Unaudited Quarterly Financial Information


(Amounts in thousands, except per share data)
Quarter ended                                       7/28/01     10/27/01    1/26/02    4/27/02
-------------------------------------------------------------------------------------------------
Sales............................................  $456,935     $557,408    $543,547   $596,062
Cost of sales....................................   361,117      435,510     406,324    444,383
                                                  ---------    ---------   ---------   --------
   Gross profit..................................    95,818      121,898     137,223    151,679
Selling, general and administrative..............    88,841      100,292      99,865    109,231
Loss on divestiture..............................        --           --      11,689         --
                                                  ---------    ---------   ---------   --------
   Operating income..............................     6,977       21,606      25,669     42,448
Interest expense.................................     2,956        2,044       3,004      2,059
Interest income..................................       358          387         370        247
Other income.....................................       263          363         576       (265)
                                                  ---------    ---------   ---------   --------
   Pretax income.................................     4,642       20,312      23,611     40,371
Income tax expense...............................     1,811        7,921       1,948     15,505
                                                  ---------    ---------   ---------   --------
   Net income....................................    $2,831      $12,391     $21,663    $24,866
                                                  =========    =========   =========   ========

Diluted average shares outstanding...............    61,021       61,052      61,062     61,063
Diluted EPS......................................     $0.05        $0.20       $0.35      $0.41



(Amounts in thousands, except per share data)
Quarter ended                                       7/29/00     10/28/00    1/27/01    4/28/01
-------------------------------------------------------------------------------------------------
Sales............................................  $515,026     $591,605    $548,908   $592,952
Cost of sales....................................   400,366      450,569     428,945    473,120
                                                  ---------    ---------   ---------   --------
   Gross profit..................................   114,660      141,036     119,963    119,832
Selling, general and administrative..............    90,080       96,200      92,744     95,673
                                                  ---------    ---------   ---------   --------
   Operating income..............................    24,580       44,836      27,219     24,159
Interest expense.................................     4,352        4,497       4,821      4,290
Interest income..................................       453          329         502        495
Other income.....................................       616        5,860       2,623     (1,668)
                                                  ---------    ---------   ---------   --------
   Pretax income.................................    21,297       46,528      25,523     18,696
Income tax expense...............................     8,294       17,612       9,406      8,396
                                                  ---------    ---------   ---------   --------
   Net income....................................   $13,003      $28,916     $16,117    $10,300
                                                  =========    =========   =========   ========

Diluted average shares outstanding...............    61,280       60,684      60,399     60,571
Diluted EPS......................................     $0.21        $0.48       $0.27      $0.17

Some quarterly information has been reclassified in order to be comparable.


                                       Dividend and Market Information


  Fiscal                     Market Price                                            Market Price
   2002                -----------------------------      Fiscal               -----------------------------
 quarter    Dividends                                   2001 quar-   Dividends
  ended       paid       High       Low      Close      ter ended     paid        High       Low      Close
------------------------------------------------------------------------------------------------------------
 July 28      $0.09      $20.00     $17.51    $19.85      July 29      $0.08      $16.31     $14.00   $15.25
 Oct. 27       0.09       20.85      14.70     18.08      Oct. 28       0.09       17.50      13.44    14.75
 Jan. 26       0.09       23.30      17.53     21.23      Jan. 27       0.09       16.94      14.06    16.94
April 27       0.09      $30.94     $21.15    $30.20     April 28       0.09      $18.50     $15.77   $18.02
            --------                                                  -------
              $0.36                                                    $0.35
            --------                                                  -------




                                                             Market Price             Market      P/E ratio
         Fiscal   Dividends  Dividend    Dividend     -----------------------------   Value     ------------
          year      paid       yield   payout ratio    High       Low      Close   (in millions) High    Low
       -----------------------------------------------------------------------------------------------------
          2002     $0.36        1.7%      35.6%       $30.94    $14.70     $30.20      $1,811      31     15
          2001      0.35        1.9%      31.0%        18.50     13.44      18.02       1,090      16     12
          2000      0.32        2.0%      19.9%        24.44     13.69      15.69         962      15     10
          1999      0.31        1.6%      24.8%        22.50     15.25      19.00         994      18     12
          1998      0.28        1.6%      30.1%        17.83     10.58      17.83         955      19     11
          1997      0.26        2.4%      31.2%       $12.29    $ 9.29     $10.75       $ 578      15     11

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



                                  Exhibit (21)

                   LA-Z-BOY INCORPORATED LIST OF SUBSIDIARIES


Subsidiary                                                    Jurisdiction of Incorporation
----------                                                    -----------------------------
La-Z-Boy Canada, Ltd.                                         Ontario, Canada
Kincaid Furniture Company, Incorporated                       Delaware
La-Z-Boy Export, Ltd.                                         Barbados
LZB Finance, Inc.                                             Michigan
England, Inc.                                                 Michigan
LZB Properties, Inc.                                          Michigan
LZB Carolina Properties, Inc.                                 Michigan
Centurion Furniture, plc                                      United Kingdom
Distincion Muebles, Sa de C.V.                                Mexico
Sam Moore Furniture Industries, Inc.                          Virginia
La-Z-Boy Logistics, Inc.                                      Michigan
Bauhaus U.S.A., Inc.                                          Mississippi
Alexvale Furniture, Inc.                                      North Carolina
LADD Furniture, Inc.                                          North Carolina
American Furniture Company, Incorporated                      Virginia
Clayton-Marcus Company, Inc.                                  North Carolina
LADD Contract Sales Corporation                               North Carolina
Pennsylvania House, Inc.                                      North Carolina
LADD Transportation, Inc. (DBA La-Z-Boy Transportation)       North Carolina
LFI Capital Management, Inc.                                  Delaware
La-Z-Boy Europe, B.V.                                         The Netherlands
LZB Furniture Galleries of Washington D.C., Inc.              Michigan
LZB Furniture Galleries of St. Louis, Inc.                    Michigan
Redd Level, Ltd.                                              Delaware
LADD International Sales Corporation                          Barbados
LZB Thailand, Ltd.                                            Thailand

All other subsidiaries, when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary and therefore have been omitted from this exhibit.


                                 Exhibit (23)

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-8996, 33-8997, 333-34155, 333-34157, 333-03097,
033-54743, and 333-95651) of La-Z-Boy Incorporated of our report dated May 29, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 29, 2002 relating to the financial statement schedule, which appears in this Form 10-K.


/s/PricewaterhouseCoopers LLP


Toledo, Ohio

June 20, 2002