Form 10-Q
period 2002-07-27
LA-Z-BOY INC
filed 2002-08-14
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004
                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

        FOR QUARTER ENDED July 27, 2002 COMMISSION FILE NUMBER 1-9656

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

                  Yes    X                                No
                      -------                                -------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                                 Outstanding at July 27, 2002
------------------------------                   ----------------------------
Common Shares, $1.00 par value                            58,326,053

                             LA-Z-BOY INCORPORATED
                    FORM 10-Q FIRST QUARTER OF FISCAL 2003

                               TABLE OF CONTENTS
                                                                         Page
                                                                       Number(s)
                                                                       ---------
PART I   Financial Information
      Item 1. Financial Statements
              Consolidated Statement of Income............................  3
              Consolidated Balance Sheet..................................  4
              Consolidated Statement of Cash Flows........................  5
              Notes to Consolidated Financial Statements
               Note 1. Basis of Presentation..............................  6
               Note 2. Interim Results....................................  6
               Note 3. Reclassification...................................  6
               Note 4. Earnings per Share.................................  6
               Note 5. Inventories........................................  7
               Note 6. Restructuring......................................  7
               Note 7. Segment Information................................  8
               Note 8. New Accounting Pronouncement.......................  8-9

      Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations
              Cautionary Statement Concerning Forward-Looking Statements..  9-10
              Results of Operations....................................... 10-11
              Liquidity and Capital Resources............................. 11-12
              Outlook..................................................... 12-13

      Item 3. Quantitative & Qualitative Disclosures About Market Risk.... 13



PART II   Other Information
      Item 6. Exhibits and Reports on Form 8-K............................ 14

Signature Page............................................................ 15




                                                      LA-Z-BOY INCORPORATED
                                                 CONSOLIDATED STATEMENT OF INCOME
                                          (Amounts in thousands, except per share data)

                                                                                (Unaudited)
                                                                            First Quarter Ended
                                                           --------------------------------------------------------------------
                                                                                                           Percent of Sales
                                                                                           % Over      ------------------------
                                                              7/27/02       7/28/01        (Under)       7/27/02      7/28/01
                                                           ------------   ------------    ---------    ------------  ----------
Sales                                                         $497,375      $456,935          8.9%        100.0%       100.0%
Cost of sales                                                  382,552       369,729          3.5%         76.9%        80.9%
                                                           ------------   ------------    ---------    ------------  ----------
  Gross profit                                                 114,823        87,206         31.7%         23.1%        19.1%
S, G & A                                                        81,936        80,229          2.1%         16.5%        17.6%
                                                           ------------   ------------    ---------    ------------  ----------
  Operating profit                                              32,887         6,977        371.4%          6.6%         1.5%

Interest expense                                                 2,027         2,956        -31.4%          0.4%         0.6%
Interest income                                                    602           358         68.2%          0.1%         0.0%
Other income (expense), net                                       (486)          263       -284.8%         -0.1%         0.1%
                                                           ------------   ------------    ---------    ------------  ----------
  Pretax income                                                 30,976         4,642        567.3%          6.2%         1.0%
Tax expense                                                     11,848         1,811        554.2%         38.2%*       39.0%*
                                                           ------------   ------------    ---------    ------------  ----------
  Income before cumulative effect of
    accounting change                                           19,128         2,831        575.7%          3.8%         0.6%
Cumulative effect of accounting change
  (net of tax of $17,920)                                       59,782            --        100.0%         12.0%           --
                                                           ------------   ------------    ---------    ------------  ----------
  Net income (loss)                                           ($40,654)       $2,831           N/M         -8.2%         0.6%
                                                           ============   ============    =========    ============  ==========

Basic average shares                                            59,125        60,772
                                                           ============   ============
Basic net income per share before
  cumulative effect of accounting change                         $0.32         $0.05
Cumulative effect of accounting change
  per share                                                      (1.01)           --
                                                           ------------   ------------
Basic net income (loss) per share                               ($0.69)        $0.05
                                                           ============   ============

Diluted average shares                                          59,667        61,021
                                                           ============   ============

Diluted net income per share before
  cumulative effect of accounting change                         $0.32         $0.05
Cumulative effect of accounting change
  per share                                                      (1.00)           --
                                                           ------------   ------------
Diluted net income (loss) per share                             ($0.68)        $0.05
                                                           ============   ============
Dividends paid per share                                         $0.10         $0.09

   * As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                       LA-Z-BOY INCORPORATED
                                                    CONSOLIDATED BALANCE SHEET
                                                      (Amounts in thousands)
                                                                                  (Unaudited)
                                               ----------------------------------------------------------------------------------
                                                                                      Increase/(Decrease)
                                                                                   --------------------------
                                                   7/27/02            7/28/01         Dollars      Percent            4/27/02
                                               -----------------   --------------- -------------  -----------     ---------------
 Current assets
   Cash and equivalents                             $25,550            $42,447        ($16,897)      -39.8%            $26,771
   Receivables, net                                 324,687            306,005          18,682         6.1%            382,843
   Inventories, net                                 233,525            260,178         (26,653)      -10.2%            208,657
   Deferred income taxes                             35,648             23,281          12,367        53.1%             35,035
   Income taxes                                       2,517              2,944            (427)      -14.5%              2,490
   Other current assets                              13,304             19,612          (6,308)      -32.2%             15,896
                                               -----------------   -------------   -------------  -----------     ---------------
     Total current assets                           635,231            654,467         (19,236)       -2.9%            671,692
 Property, plant and equipment, net                 207,426            227,672         (20,246)       -8.9%            205,463
 Goodwill                                            78,833            111,624         (32,791)      -29.4%            108,244
 Trade names                                         68,454            119,928         (51,474)      -42.9%            116,745
 Other long-term assets                              53,486             52,602             884         1.7%             58,632
                                               -----------------   -------------   -------------  -----------     ---------------
         Total assets                            $1,043,430         $1,166,293       ($122,863)      -10.5%         $1,160,776
                                               =================   =============   =============  ===========     ===============

  Current liabilities
    Lines of credit                              $       --            $20,750        ($20,750)     -100.0%         $       --
    Current portion of long-term
         debt and capital leases                      2,276              3,695          (1,419)      -38.4%              2,276
    Accounts payable                                 77,986             76,845           1,141         1.5%             68,497
    Accrued expenses and other
        current liabilities                         127,890            116,367          11,523         9.9%            156,120
                                               -----------------   -------------   -------------  -----------     ---------------
        Total current liabilities                   208,152            217,657          (9,505)       -4.4%            226,893
 Long-term debt                                     147,917            168,976         (21,059)      -12.5%            137,444
 Capital leases                                       1,801              2,359            (558)      -23.7%              1,942
 Deferred income taxes                               28,364             46,281         (17,917)      -38.7%             46,145
 Other long-term liabilities                         36,856             36,724             132         0.4%             34,830
 Contingencies and commitments
 Shareholders' equity
   Common shares, $1 par value                       58,326             60,898          (2,572)       -4.2%             59,953
   Capital in excess of par value                   215,585            210,559           5,026         2.4%            215,060
   Retained earnings                                351,885            429,899         (78,014)      -18.1%            444,173
   Accumulated other
       comprehensive loss                            (5,456)            (7,060)          1,604       -22.7%             (5,664)
                                               -----------------   -------------   -------------  -----------     ---------------
     Total shareholders' equity                     620,340            694,296         (73,956)      -10.7%            713,522
                                               -----------------   -------------   -------------  -----------     ---------------
       Total liabilities and
         shareholders' equity                    $1,043,430         $1,166,293       ($122,863)      -10.5%         $1,160,776
                                               =================   =============   =============  ===========     ===============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    LA-Z-BOY INCORPORATED
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Amounts in thousands)

                                                                                (Unaudited)
                                                                            First Quarter Ended
                                                                          -----------------------
                                                                            7/27/02      7/28/01
                                                                          ----------    ---------
Cash flows from operating activities
  Net income (loss)                                                         ($40,654)      $2,831
  Adjustments to reconcile net income to cash provided by operating activities
    Cumulative effect of accounting change - net of income taxes              59,782           --
    Depreciation and amortization                                              7,066       10,921
    Change in receivables                                                     58,156       75,998
    Change in inventories                                                    (23,474)      (2,291)
    Change in payables                                                         9,345      (15,985)
    Change in other assets and liabilities                                   (22,516)     (33,180)
    Change in deferred taxes                                                    (448)       3,459
                                                                          ----------    ---------
      Total adjustments                                                       87,911       38,922
                                                                          ----------    ---------
        Net cash provided by operating activities                             47,257       41,753

Cash flows from investing activities
  Proceeds from disposals of assets                                               63          539
  Capital expenditures                                                        (8,945)      (6,085)
  Acquisitions, net of cash acquired                                          (1,166)          --
  Change in other long-term assets                                             4,128        3,236
                                                                          ----------    ---------
    Net cash used for investing activities                                    (5,920)      (2,310)

Cash flows from financing activities
  Proceeds from debt                                                          10,608       35,370
  Payments on debt                                                              (133)     (55,097)
  Capital leases                                                                (141)        (137)
  Stock issued for stock option & 401(k) plans                                   693        4,948
  Repurchase of common stock                                                 (47,454)          --
  Dividends paid                                                              (5,973)      (5,464)
                                                                          ----------    ---------
    Net cash used for financing activities                                   (42,400)     (20,380)

Effect of exchange rate changes on cash and equivalents                         (158)        (181)
                                                                          ----------    ---------
Net increase (decrease) in cash and equivalents                               (1,221)      18,882
Cash and equivalents at beginning of period                                   26,771       23,565
                                                                          ----------    ---------
Cash and equivalents at end of period                                        $25,550      $42,447
                                                                          ==========    =========

Cash paid during period    -Income taxes                                     $12,645       $3,063
                           -Interest                                            $971       $2,262

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
     The interim financial information is prepared in conformity with generally accepted accounting principles and, except as indicated in Note 8, such principles are applied on a basis consistent with those reflected in our 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments other than the adoption of Statement of Financial Accounting Standard (SFAS) No. 142 discussed in Note 8, which are, in our opinion, necessary for a fair presentation of results for the respective interim period.


Note 2:  Interim Results
     The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 26, 2003.


Note 3:  Reclassification
     Certain prior year information has been reclassified to be comparable to the current year presentation.


Note 4:  Earnings per Share
     Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.


                                                               (Unaudited)
                                                           First Quarter Ended
                                                          ---------------------
(Amounts in thousands)                                      7/27/02    7/28/01
                                                          ----------  ---------
Weighted average common shares outstanding (basic)           59,125     60,772
Effect of options                                               542        249
                                                          ----------  ---------
Weighted average common shares outstanding (diluted)         59,667     61,021
                                                          ==========  =========

Note 5:  Inventories
   A summary of inventory follows:

                                                     (Unaudited)
       (Amounts in thousands)             7/27/02      7/28/01      4/27/02
                                         ---------    ---------    ---------
       Raw materials                      $80,167      $89,497      $72,389
       Work-in-progress                    55,574       62,793       53,947
       Finished goods                     109,655      118,306       94,062
                                         ---------    ---------    ---------
         FIFO inventories                 245,396      270,596      220,398
         Excess of FIFO over LIFO         (11,871)     (10,418)     (11,741)
                                         ---------    ---------    ---------
           Inventories, net              $233,525     $260,178     $208,657
                                         =========    =========    =========


Note 6:  Restructuring
     In fiscal years 2002 and 2001 we recorded restructuring liabilities of $22.2 million and $11.2 million, respectively. As of July 27, 2002, 20 of the 1,132 employees expected to be terminated as a result of these plans remain with the company. Restructuring liabilities along with charges to expense, cash payments or asset write-offs were as follows:

                                              Fiscal 2003
                                        ------------------------
                                                        Cash
                                         Charges      Payments
                             4/27/02       to         or Asset       7/27/02
(Amounts in thousands)       Balance     Expense     Write-offs      Balance
----------------------      ---------   ----------  ------------    ---------
Fixed asset write-downs          --          --            --            --
Severance and benefit
  related costs              $1,500          --         ($600)         $900
Inventory write-downs            --          --            --            --
Other                         3,100          --          (800)        2,300
                            ---------   ----------  ------------    ---------
    Total restructuring      $4,600          --       ($1,400)       $3,200
                            =========   ==========  ============    =========






                                              Fiscal 2002
                                        ------------------------
                                                        Cash
                                         Charges      Payments
                             4/28/01       to         or Asset       4/27/02
(Amounts in thousands)       Balance     Expense     Write-offs      Balance
----------------------      ---------   ----------  ------------    ---------
Fixed asset write-downs          --     $11,000      ($11,000)           --
Severance and benefit
  related costs              $1,200       4,600        (4,300)       $1,500
Inventory write-downs            --       3,500        (3,500)           --
Other                         2,700       3,100        (2,700)        3,100
                            ---------   ----------  ------------    ---------
    Total restructuring      $3,900     $22,200      ($21,500)       $4,600
                            =========   ==========  ============    =========

Note 7:  Segment Information
   Our reportable operating segments are the Upholstery segment and the Casegoods segment. Operating income for the first quarter of fiscal 2002 is net of $2.3 million of goodwill and trade name amortization expense. See
   Note 8 for additional information.


                        Unaudited
                         Quarter        Unaudited Fiscal 2002 Quarter Ended
                          ended    --------------------------------------------
(Amounts in              7/27/02     7/28/01    10/27/01   1/26/02    4/27/02
  thousands)           ----------  ----------  ---------- ---------  ----------
Sales
  Upholstery segment     $366,889    $308,398    $389,239  $396,553    $449,566
  Casegoods segment       131,274     148,683     168,441   147,274     146,870
  Eliminations               (788)       (146)       (272)     (280)       (374)
                       ----------  ----------  ---------- ---------  ----------
    Consolidated         $497,375    $456,935    $557,408  $543,547    $596,062
                       ==========  ==========  ========== =========  ==========

Operating income
  Upholstery segment      $31,219     $11,966
  Casegoods segment         7,593         (27)
  Corporate and other      (5,925)     (4,962)
                       ----------  ----------
    Consolidated          $32,887      $6,977
                       ==========  ==========




Note 8:  New Accounting Pronouncement
     Effective April 28, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We have determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization beginning in fiscal 2003. Amortization expense for goodwill and trade names was $9.3 million ($7.5 million after tax) in fiscal 2002. Of this $9.3 million, $3.3 million was attributable to the Upholstery segment and $6.0 was attributable to the Casegoods segment. Excluding the effect of amortization, our reported net income for the first quarter of fiscal 2002 would have been increased to $4.7 million from $2.8 million and our diluted net income per common share would have been increased to $0.08 from $0.05 per common share.

     In accordance with SFAS No. 142, trade names were tested for impairment by comparing their fair value to their carrying values. The fair value for each trade name was based upon a royalty approach. As of April 28, 2002, the carrying value of trade names exceeded their fair value creating an impairment loss of $48.3 million. Additionally, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit was based upon a combination of the discounted cash flows and the projected profitability of the market in which the entity operates. As of April 28, 2002, the carrying value of goodwill exceeded its fair value creating an impairment loss of $29.4 million. Of the pre-tax impairment loss, $17.1 million is attributable to the Upholstery segment and $60.6 million is attributable to the Casegoods segment. The after-tax effect of $59.8 million for these impairment losses is included in the "Cumulative effect of accounting change" in the Consolidated Statement of Income.

     The amount for goodwill and trade names recorded in the fiscal 2002 financial statements were supported by the undiscounted estimated future cash flows of the related operations in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."


                                                Upholstery          Casegoods
       (Amounts in thousands)                      Group              Group
                                               -------------       -----------
       Goodwill
       Balance as of 4/27/02                       $70,265            $37,979
       Effect of adopting SFAS No. 142             (17,062)           (12,349)
                                               -------------       -----------
       Balance at 7/27/02                          $53,203            $25,630
                                               =============       ===========

       Trade names
       Balance as of 4/27/02                       $14,255           $102,490
       Effect of adopting SFAS No. 142                  --            (48,291)
                                               -------------       -----------
       Balance at 7/27/02                          $14,255            $54,199
                                               =============       ===========




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


Results of Operations

First Quarter Ended July 27, 2002 Compared to First Quarter Ended July 28, 2001.

See page 4 for the consolidated statement of income with analysis of percentages and calculations.

Our results for the first quarter of fiscal 2002 included the operations of our former Pilliod subsidiary, which operated in the Casegoods segment and which we divested effective November 30, 2001.

First quarter sales increased 8.9% to $497.4 million from the prior year first quarter. On a pro forma basis, excluding $10.9 million of Pilliod's sales, the increase in sales totaled 11.5%. The major factor contributing to the increased sales was the ongoing strength of the La-Z-Boy Furniture Galleries(R) proprietary store system, which had a 6.0% increase over the same store sales for the previous first quarter. Although these comparisons are against depressed numbers from the previous year, the La-Z-Boy Furniture Galleries have seen a significant increase in the quarterly sales and orders. In addition, on April 28, 2002 we acquired three stores in the Boston, Massachusetts area to add to our Retail division. The Upholstery segment had a 19.0% increase in sales while the Casegoods segment had a 4.7% decline in sales after taking into account the Pilliod 2002 first quarter net sales. The hospitality sector of our Casegoods segment is still experiencing weak sales activity as hotel occupancies and refurbishments continue to be below prior year levels.

Gross profit as a percent of sales increased to 23.1% as compared to 19.1% in the fiscal 2002 first quarter. Although the increased sales volume attributed to the increased gross margins through better absorption of overhead in the factories, the main reason for the increase was management's continued efforts to adjust capacity of the plants to production requirements. The restructurings announced in both fiscal 2001 and 2002 continue to positively impact the current year gross margins as we better matched domestic production requirements and plant manufacturing capacity. Additionally, the Casegoods segment margins improved due to our increased sales of imported goods, which we are able to sell at higher margins than comparable products manufactured domestically.

Selling, General & Administrative (S, G & A) expenses as a percent of sales declined from 17.6% in first quarter fiscal 2002 to 16.5% in the current quarter. This decline was primarily attributable to the Upholstery segment's 19.0% increase in sales volume, which absorbed the fixed portion of the SG&A expenses at a better rate than the previous year. In the previous year's quarter a sales training and support event for our La-Z-Boy proprietary dealers that occurs every two years increased our S, G & A expenses.

Operating profit as a percent of sales increased to 6.6% from 1.5% in the previous years first quarter. The Casegoods margin went from breakeven to an operating margin of 5.8%. With the closing of four casegoods plants and converting two other plants to warehouse, sub-assembly and import service operations as well as divesting Pilliod, the Casegoods segment was able to reduce its overhead at a faster rate than the sales decline. In addition, the Upholstery segment, benefiting from its strong sales growth, increased its margins from 3.9% to 8.5% in the current year's quarter.

The 31.4% decline in interest expense is mainly attributable to the $46.2 million decline in debt over the past twelve months. Due to the interest rate swap agreements we use to reduce the impact of changing rates on our floating rate revolving debt and the fixed rates on the majority of our other outstanding debt, our overall weighted average interest rate does not fluctuate significantly.

Our income tax rate of 38.2% is lower than the 39.0% rate of last year's first quarter due mainly to the elimination of goodwill amortization.



Liquidity and Capital Resources

See pages 3 through 5 for our Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

Cash flows from operations amounted to $47.3 million in the first three months of fiscal year 2003 compared to $41.8 million in the prior year. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $62.4 million during the first quarter, which is up from about $11.5 million in the first three months of fiscal 2002. Cash and cash equivalents decreased by $1.2 million during the three-month period compared to an increase of $18.9 million in the prior year.

Capital expenditures were $8.9 million during the quarter ended July 27, 2002 compared to last year's $6.1 million.

During the first quarter of the current fiscal year, we used $47.5 million to repurchase common stock under the repurchase program approved by our Board of Directors. We did not repurchase any shares during the first quarter last year. As of July 27, 2002, approximately 1.9 million additional shares could be repurchased pursuant to the repurchase program.

Our financial strength is reflected in three commonly used calculations. Our current ratio (current assets divided by current liabilities) was 3.1:1 at July 27, 2002 and 3.0:1 at April 27, 2002 and July 28, 2001. Our total debt-to-capital percentage (total debt divided by shareholders' equity plus total debt) was 19.7% at July 27, 2002, 16.6% at April 27, 2002, and 22.0% at
July 28, 2001.

As of July 27, 2002, we had lines of credit availability of approximately $349.5 million under several credit agreements.


Outlook

We believe the longer-term outlook for our industry remains very positive - especially for a company such as La-Z-Boy, operating under the umbrella of powerful consumer brand names and a strong and growing proprietary distribution system. We expect the recent declines in U.S. interest rates to ultimately rejuvenate consumer spending and strengthen housing turnover and home remodeling
- both strong drivers of retail furniture demand.

We expect interest expense to continue to be less next quarter than the prior year quarter.

We are anticipating our fiscal 2003 full year income tax rate to be approximately 38.25% down from 39.0% excluding the tax benefit of the Pilliod divestiture mainly due to the elimination of goodwill amortization.

We estimate that our diluted net income per share for the second quarter ending October 2002 will be between $0.45-$0.50 compared to $0.20 last year (which included $0.13 per share of restructuring charges) with middle single digit sales growth. Excluding the cumulative effect of adoption of SFAS
No. 142, we are tentatively looking for $1.70 - $1.80 for our full fiscal year ending April 2003 with middle single digit sales growth as well. This compares to earnings per share in FY 2002 of $1.01. Prior to restructuring charges of $0.22 in fiscal 2002 earnings per diluted share were $1.23.

We expect total capital expenditures to be between $35.0 million and $40.0 million for fiscal 2003. This compares to $33.0 million of capital expenditures in fiscal 2002.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities, but we have no commitments for repurchases.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends during fiscal year 2003 from cash generated by operations and borrowings under available lines of credit.

Recently the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations," SFAS No. 145 "Rescission of

FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and SFAS No. 146 "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 is effective for activities occurring after December 31, 2002, and the other standards must be implemented during our next fiscal year. We have not yet determined the impact, if any, of these standards on our financial statements.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $80 million borrowed at July 27, 2002. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on a portion of this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from 0.475% to 0.800%. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2003 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. Substantially all of our imported purchased parts and finished goods are denominated in U.S. dollars. Thus, we believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2003.

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     (3)    Restated Bylaws

     (4) Second Amendment dated as of August 6, 2002 to Credit Agreement dated as of May 12, 2000

     (10) Form of Change in Control Agreement executed by John J. Case. Directors or executive officers currently covered: Patrick H. Norton, Gerald L. Kiser, David M. Risley, John J. Case; incorporated by reference to an exhibit to Form 8-K dated February 6, 1995

     (11) Statement of Computation of Per Share Earnings See note 4 to the financial statements included in this report.

     (99.1) Press Release dated August 14, 2002

     (99.2) Certifications of Executive Officers pursuant to 18 U.S.C. Section
            1350


(b)  Reports on Form 8-K

     We filed a Form 8-K on May 29, 2002 containing a press release and financial information about our fourth quarter and full fiscal year 2002 financial results.

     We filed a Form 8-K on August 14, 2002 reporting that our chief executive officer and chief financial officer had filed the statement under oath required by the SEC's June 29, 2002 order directed to 947 of the country's largest publicly traded companies.

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

                                              LA-Z-BOY INCORPORATED
                                              ---------------------
                                                   (Registrant)

Date:   August 14, 2002                       /s/ Louis M. Riccio, Jr.
                                              ------------------------
                                              Louis M. Riccio, Jr.
                                              On behalf of the registrant and as
                                              Chief Accounting Officer

Exhibit (3)
                           AMENDED AND RESTATED BYLAWS
                                       OF
                              LA-Z-BOY INCORPORATED
                              (as of July 1, 2002)




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


              Any shareholder who wishes to recommend a director candidate for consideration for nomination by the Board of Directors must send the recommendation to the Secretary of the Corporation, who shall forward it to the Committee on the Board. The recommendation must include a description of the candidate's qualifications for board service, the candidate's consent to be considered for nomination and to serve if nominated and elected, and addresses and telephone numbers for contacting the recommending shareholder and the candidate for more information. The deadline for the corporation's receipt of such a recommendation shall be as follows: (1) if the proposal is submitted for a regularly scheduled annual meeting of shareholders, the deadline shall be 120 calendar days before the date of the corporation's proxy statement in connection with the previous year's annual meeting, except that if the corporation did not hold an annual meeting in the previous year, or if the date of annual meeting for which the recommendation is submitted has been changed by more than 30 days from the date of the previous year's annual meeting, the deadline shall be a reasonable time (as determined by the Secretary of the corporation) before the corporation begins to print and mail its proxy materials; and (2) if the proposal is submitted for a meeting other than a regularly scheduled annual meeting, the deadline shall be a reasonable time (as determined by the Secretary of the corporation) before the corporation begins to print and mail its proxy materials.

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

Section 8. Indemnification of Directors, Officers and Others. Pursuant to the provisions of Article XI of the Articles of Incorporation of the corporation, the corporation shall indemnify any of its Directors and officers and may indemnify any of its employees and agents (in each case including such person's heirs, executors, administrators and legal representatives) in accordance with the following provisions of this bylaw:

    A. Indemnification of Directors and Officers: Claims by Third Parties. The corporation shall, to the fullest extent authorized or permitted by the Michigan Business Corporation Act, as amended (the "Act") or other applicable law, as the same presently exist or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, indemnify a Director or officer (an "Indemnitee") who was or is a party or is threatened to be made a party to a threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal, other than an action by or in the right of the corporation, by reason of the fact that he or she is or was a Director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against expenses, including attorneys' fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action, suit, or proceeding, if the Indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders, and with respect to a criminal action or proceeding, if the Indemnitee had no reasonable cause to believe his or her conduct was unlawful. The termination of an action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the Indemnitee did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders, and, with respect to a criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

     B. Indemnification of Directors and Officers: Claims Brought by or in the Right of the Corporation. The corporation shall, to the fullest extent authorized or permitted by the Act or other applicable law, as the same presently exist or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, indemnify an Indemnitee who was or is a party or is threatened to be made a party to a threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a Director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against expenses, including attorneys' fees, and amounts paid in settlement actually and reasonably incurred by the Indemnitee in connection with the action or suit, if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders. However, indemnification shall not be made under this Section B for a claim, issue, or matter in which the Indemnitee has been found liable to the corporation unless and only to the extent that the Court in which the action or suit was brought has determined upon application that, despite the adjudication of liability but in view of all circumstances of the case, the Indemnitee is fairly and reasonably entitled to indemnification for the expenses which the Court considers proper.

   C. Actions Brought by the Indemnitee. Notwithstanding the provisions of Subsections A and B of this Section 8, the corporation shall not be required to indemnify an Indemnitee in connection with an action, suit, proceeding or claim (or part thereof) brought or made by such Indemnitee, unless such action, suit, proceeding or claim (or part thereof): (i) was authorized by the Board of Directors of the corporation; or (ii) was brought or made to enforce this Section 8 and the Indemnitee has been successful in such action, suit, proceeding or claim (or part thereof).

     D. Approval of Indemnification. An indemnification under Subsections A or B of this Section 8, unless ordered by the court, shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the Indemnitee is proper in the circumstances because such Indemnitee has met the applicable standard of conduct set forth in Subsections A or B of this Section 8, as the case may be, and upon an evaluation of the reasonableness of expenses and amounts paid in settlement. This determination and evaluation shall be made in any of the following ways:

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

       (d)  By the shareholders.

     E. Advancement of Expenses. The corporation may pay or reimburse the reasonable expenses incurred by an Indemnitee who is a party or threatened to be made a party to an action, suit, or proceeding in advance of final disposition of the proceeding if all of the following apply:

        (a) The Indemnitee furnishes the corporation a written affirmation of his or her good faith belief that he or she has met the applicable standard of conduct set forth in Subsections A and B above.

        (b) The Indemnitee furnishes the corporation a written undertaking, executed personally or on his or her behalf, to repay the advance if is ultimately determined that he or she did not meet the standard of conduct.

       (c) A determination is made that the facts then known to those making the determination would not preclude indemnification under the Act.

         The undertaking required by subsection (b) must be an unlimited general obligation of the Indemnitee but need not be secured. Determinations of payments under this Section shall be made in the manner specified in Subsection D above.

     F. Partial Indemnification. If an Indemnitee is entitled to indemnification under Subsections A or B of this Section 8 for a portion of expenses, including reasonable attorneys' fees, judgments, penalties, fines, and amounts paid in settlement, but not for the total amount, the corporation shall indemnify the Indemnitee for the portion of the expenses, judgments, penalties, fines, or amounts paid in settlement for which the Indemnitee is entitled to be indemnified.

     G. Indemnification of Employees and Agents. Any person who is not covered by the foregoing provisions of this Section 8 and who is or was an employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, may be indemnified to the fullest extent authorized or permitted by the Act or other applicable law, as the same exists or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, but in any event only to the extent authorized at any time or from time to time by the Board of Directors.

     H. Other Rights of Indemnification. The indemnification or advancement of expenses provided under Subsections A through G of this Section 8 is not exclusive of other rights to which a person seeking indemnification or advancement of expenses may be entitled under the articles of incorporation, bylaws, or a contractual agreement. The total amount of expenses advanced or indemnified from all sources combined shall not exceed the amount of actual expenses incurred by the person seeking indemnification or advancement of expenses. The indemnification provided for in Subsections A through G of this Section 8 continues as to a person who ceases to be a Director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of the person.

     I. Definitions. "Other enterprises" shall include employee benefit plans; "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and "serving at the request of the corporation" shall include any service as a Director, officer, employee, or agent of the corporation which imposes duties on, or involves services by, the Director, officer, employee or agent with respect to an employee benefit plan, its participants or its beneficiaries; and a person who acted in good faith and in a manner he or she reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be considered to have acted in a manner "not opposed to the best interests of the corporation or its shareholders" as referred to in Subsections A and B of this Section 8.

     J. Liability Insurance. The corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not the corporation would have power to indemnify him or her against liability under the pertinent provisions of the Act.

     K. Enforcement. If a claim under this Section 8 is not paid in full by the corporation within thirty (30) days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim, and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the corporation) that the claimant has not met the standards of conduct which make it permissible under the Act for the corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its Board of Directors, a committee thereof, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because such claimant has met the applicable standard of conduct set forth in the Act nor an actual determination by the corporation (including its Board of Directors, a committee thereof, independent legal counsel or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

    L. Contract With the Corporation. The right to indemnification conferred in this Section 8 shall be deemed to be a contract right between the corporation and each Director or officer who serves in any such capacity at any time while this Section 8 is in effect, and any repeal or modification of this Section 8 shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts.

     M. Application to a Resulting or Surviving Corporation or Constituent Corporation. The definition for "corporation" found in Section 569 of the Act, as the same exists or may hereafter be amended is, and shall be, specifically excluded from application to this Section 8. The indemnification and other obligations set forth in this Section 8 of the corporation shall be binding upon any resulting or surviving corporation after any merger or consolidation with the corporation. Notwithstanding anything to the contrary contained herein or in Section 569 of the Act, no person shall be entitled to the indemnification and other rights set forth in this Section 8 for acting as a Director or officer of another corporation prior to such other corporation entering into a merger or consolidation with the corporation.

     N. Severability. Each and every paragraph, sentence, term and provision of this Section 8 shall be considered severable in that, in the event a court finds any paragraph, sentence, term or provision to be invalid or unenforceable, the validity and enforceability, operation, or effect of the remaining paragraphs, sentences, terms, or provisions shall not be affected, and this Section 8 shall be construed in all respects as if the invalid or unenforceable matter had been omitted.


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

Exhibit (4)
                     SECOND AMENDMENT TO CREDIT AGREEMENT

              THIS SECOND AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is made as of the 6th day of August, 2002, among LA-Z-BOY INCORPORATED, a Michigan corporation (the "Borrower"), WACHOVIA BANK, NATIONAL ASSOCIATION as Administrative Agent under the Credit Agreement (as herein defined) and the BANKS named in the Credit Agreement.

                                  Background:
                                  ----------

              The Borrower, the Administrative Agent and the Banks have entered into a certain Credit Agreement dated as of May 12, 2000, as amended by that First Amendment to Credit Agreement dated as of December 19, 2000 (as amended, the "Credit Agreement").

              The Borrower, the Administrative Agent and the Banks wish to amend the Credit Agreement in certain respects, as hereinafter provided.

              NOW, THEREFORE, the parties hereto agree as follows:

              SECTION 1. Definitions. Capitalized terms used herein which are not otherwise defined herein shall have the respective meanings assigned to them in the Credit Agreement.

              SECTION 2. Amendments. (a) The definition of "Consolidated Net Income" in Section 1.01 is hereby amended and restated in its entirety to read as follows:

              "Consolidated Net Income" means for any period the net income (or the net deficit if expenses and charges exceed revenues and other proper income credits) of the Borrower and its Consolidated Subsidiaries for such period taken as one accounting period, without giving effect to non-cash charges incurred during such period related to the compliance by the Borrower with the provisions of Financial Accounting Statement Board Statement No. 142, all determined in accordance with GAAP.

         (b) The definition of "Consolidated Net Worth" in Section 1.01 is hereby amended and restated in its entirety to read as follows:

              "Consolidated Net Worth" means, at any time, shareholders' equity of the Borrower and its Subsidiaries, as set forth or reflected on the most recent consolidated balance sheet of the Borrower and its Subsidiaries, without giving effect to non-cash charges incurred during any period related to the compliance by the Borrower with the provisions of Financial Accounting Statement Board Statement No. 142, as prepared in accordance with GAAP.

              SECTION 3. Conditions to Effectiveness. The effectiveness of this Amendment and the obligations of the Banks hereunder are subject to the following conditions, unless the Required Banks waive such conditions:

              (a) receipt by the Administrative Agent from each of the parties hereto of a duly executed counterpart of this Amendment signed by such party;

              (b) the fact that the representations and warranties of the Borrower contained in Section 5 of this Amendment shall be true on and as of the date hereof; and

              (c) receipt by the Administrative Agent from the Borrower for the account of each Bank executing this Amendment of an amendment fee in an amount equal to $5,000 per such Bank.

              SECTION 4. No Other Amendment. Except for the amendments set forth above, the text of the Credit Agreement shall remain unchanged and in full force and effect. This Amendment is not intended to effect, nor shall it be construed as, a novation. The Credit Agreement and this Amendment shall be construed together as a single instrument and any reference to the "Agreement" or any other defined term for the Credit Agreement in the Credit Agreement, the Notes or any certificate, instrument or other document delivered pursuant thereto shall mean the Credit Agreement as amended hereby and as it may be amended, supplemented or otherwise modified hereafter.

              SECTION 5. Representations and Warranties. The Borrower hereby represents and warrants in favor of the Administrative Agent and the Banks as follows:

              (a) No Default or Event of Default under the Credit Agreement has occurred and is continuing on the date hereof;

              (b) The Borrower has the corporate power and authority to enter into this Amendment and to do all acts and things as are required or contemplated hereunder to be done, observed and performed by it;

              (C) This Amendment has been duly authorized, validly executed and delivered by one or more authorized officers of the Borrower and each of this Amendment and the Credit Agreement, as amended hereby, constitutes the legal, valid and binding obligation of the Borrower enforceable against it in accordance with its terms; provided, that the enforceability of each of this Amendment and the Credit Agreement, as amended hereby, is subject to general principles of equity and to bankruptcy, insolvency and similar laws affecting the enforcement of creditors' rights generally; and

                   The execution and delivery of this Amendment and the Borrower's performance hereunder and under the Credit Agreement, as amended hereby, do not and will not require the consent or approval of any regulatory authority or governmental authority or agency having jurisdiction over the Borrower other than those which have already been obtained or given, nor be in contravention of or in conflict with the Articles of Incorporation or Bylaws of the Borrower, or the provision of any statute, or any judgment, order or indenture, instrument, agreement or undertaking, to which the Borrower is a party or by which its assets or properties are or may become bound.

              SECTION 6. Counterparts. This Amendment may be executed in multiple counterparts, each of which shall be deemed to be an original and all of which, taken together, shall constitute one and the same agreement.

              SECTION 7. Governing Law. This Amendment shall be construed in accordance with and governed by the law of the State of Georgia.

              SECTION 8. Effective Date. This Amendment shall become effective as of August 6, 2002, upon receipt by the Administrative Agent from each of the parties hereto of either a duly executed signature page from a counterpart of this Amendment or a facsimile transmission of a duly executed signature page from a counterpart of this Amendment, signed by such party.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed, under seal, by their respective authorized officers as of the day and year first above written.



                                  LA-Z-BOY INCORPORATED


                                  By:                    (SEAL)
                                      -------------------------
                                      Title:
                                            -------------------

                                  1284 North Telegraph Road
                                  Monroe, Michigan 48162
                                  Attention:  Mark A. Stegeman
                                  Telecopy number: (734) 457-2005
                                  Telephone number: (734) 241-4418

                                  WACHOVIA BANK, NATIONAL ASSOCIATION
                                  (formerly known as First Union National Bank and successor by merger to Wachovia Bank, N.A.), as Administrative Agent and as a Bank

                                  By:                       (SEAL)
                                      -----------------------------
                                      Title:
                                             ----------------------

                                  Lending Office
                                  --------------
                                  301 South College Street, DC-5
                                  Charlotte, North Carolina 28288-0760
                                  Attention:  Roger Pelz, Managing Director
                                  Telecopy number:  (704) 374-6319
                                  Telephone number:  (704) 383-6060

                                  With a copy to:

                                  301 South College Street, DC-5
                                  Charlotte, North Carolina 28288-0760
                                  Attention:  George Scott, Vice President
                                  Telecopy number:  (704) 374-6319
                                  Telephone number:  (704) 383-3562



                                  COMERICA BANK, as Syndication Agent and as a Bank

                                  By:                   (SEAL)
                                     --------------------------
                                  Name:
                                       ------------------------
                                  Title:
                                        -----------------------

                                  Lending Office
                                  --------------
                                  One Detroit Center
                                  500 Woodward Avenue
                                  Detroit, Michigan 48226-3268
                                  Attention:  Jeffrey J. Judge
                                  Vice President, U.S.
                                  Banking
                                  Telecopy number:  (313) 222-9514
                                  Telephone number:  (313) 222-3801

                                  SUNTRUST BANK, as Documentation Agent
                                  and as a Bank

                                  By:                 (SEAL)
                                     -------------------------
                                  Name:
                                       -----------------------
                                  Title:
                                        ----------------------

                                  Lending Office
                                  --------------
                                  P.O. Box 448
                                  Atlanta Georgia 30302
                                  Attention:  Brad Staples
                                  Director, Corporate and Investment Banking
                                  Telecopy number:  (404) 575-2594
                                  Telephone number:  (404) 230-5099




                                  BANK ONE, MICHIGAN

                                  By:                  (SEAL)
                                     -----------------------------
                                  Name:
                                       ---------------------------
                                  Title:
                                        --------------------------

                                  Lending Office
                                  --------------
                                  611 Woodward Avenue
                                  Mail Suite  MI1-8074
                                  Detroit, Michigan 48226
                                  Attention:  Thomas A. Gamm
                                  Director
                                  Telecopy number:  (313) 226-0855
                                  Telephone number:  (313) 225-2531

                                  BRANCH BANKING & TRUST COMPANY

                                  By:                   (SEAL)
                                     -----------------------------
                                  Name:  John Bondurant
                                  Title:  Senior Vice President

                                  Lending Office
                                  --------------
                                  201 West Market Street
                                  Greensboro, North Carolina 27401
                                  (or)
                                  P.O. Box 26122
                                  Greensboro, North Carolina 27402
                                  Attention: John Bondurant
                                  Senior Vice President
                                  Telecopy number:  (336) 433-4099
                                  Telephone number:  (336) 433-4075





                                  KEYBANK NATIONAL ASSOCIATION

                                  By:                     (SEAL)
                                     -----------------------------
                                  Name:
                                       ---------------------------
                                  Title:
                                        --------------------------

                                  Lending Office
                                  127 Public Square
                                  Mail Code: OH-01-27-0606
                                  Cleveland, Ohio 44114
                                  Attention:  James Taylor
                                  Telecopy number:  (216) 689-4981
                                  Telephone number:  (216) 689-3589

                                  THE BANK OF TOKYO-MITSUBISHI, LTD., CHICAGO
                                  BRANCH

                                  By:                   (SEAL)
                                     ------------------------------
                                  Name:
                                       ----------------------------
                                  Title:
                                        ---------------------------

                                  Lending Office
                                  --------------
                                  227 West Monroe Street
                                  Suite 2300
                                  Chicago, Illinois 60606
                                  Attention:  Thomas Denio
                                  Vice President
                                  Telecopy number:  (312) 696-4535
                                  Telephone number:  (312) 696-4665



                                  FIFTH THIRD BANK, NORTHWESTERN OHIO, N.A.

                                  By:                       (SEAL)
                                     --------------------------------
                                  Name:
                                       ------------------------------
                                  Title:
                                        -----------------------------

                                  Lending Office
                                  --------------
                                  606 Madison Avenue
                                  Toledo, Ohio 43604
                                  Attention:  William Behe
                                  Senior Vice President
                                  Telecopy number:  (419) 259-7134
                                  Telephone number:  (419) 259-7135



                                  NATIONAL CITY BANK

                                  By:                    (SEAL)
                                     ----------------------------
                                  Name:
                                       --------------------------
                                  Title:
                                        -------------------------

                                  Lending Office
                                  --------------
                                  1001 South Worth
                                  Birmingham, Michigan 48009-6943
                                  Attention:  Michael Hinz
                                  Assistant Vice President
                                  Telecopy number:  (248) 901-2033
                                  Telephone number:  (248) 901-2139

                                  MIZUHO CORPORATE BANK, LTD.,
                                  (formerly known as The Fuji Bank, Limited)

                                  By:                    (SEAL)
                                     ----------------------------
                                  Name:
                                       --------------------------
                                  Title:
                                        -------------------------

                                  Lending Office
                                  --------------
                                  The Fuji Bank, Limited
                                  New York Branch
                                  2 World Trade Center
                                  79th Floor
                                  New York, New York 10048
                                  Attention:  Loans Administration Dept.
                                  Telecopy number:  (212) 775-1460
                                  Telephone number:  (212) 898-2088

                                  With a copy to:
                                  --------------

                                  227 West Monroe Street
                                  Suite 2600
                                  Chicago, Illinois 60606
                                  Attention:  Rick Dunning
                                  Senior Vice President
                                  Telecopy number: (312) 621-3386
                                  Telephone number:  (312) 621-9485

News Release

Contact:  Mark Stegeman     (734) 241-4418           mark.stegeman@la-z-boy.com
                                                     --------------------------

                   LA-Z-BOY REPORTS FIRST QUARTER RESULTS

MONROE MI, August 14, 2002 - La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported results for its first fiscal quarter ended July 27, 2002. Net sales for the first quarter were $497 million, which was an 8.9% increase over the prior year and above the sales growth rate the company had anticipated in late May. Exclusive of the company's former Pilliod subsidiary, which was divested effective November 30, 2001, sales for the quarter were up 11.5%. Diluted earnings per share, before the cumulative effect of a change in accounting principle for goodwill and intangible assets resulting from the company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), were $0.32 per diluted share. This was substantially above the company's recent earnings guidance for the quarter of $0.22-$0.27 per diluted share, and compares to $0.05 per diluted share earned in the July 2001 first quarter. The elimination of goodwill and trade name amortization under SFAS 142 added $0.03 to this year's first quarter diluted EPS, and would have added $0.03 to the year-earlier quarter's diluted EPS had SFAS 142 been in effect at that time. Including the cumulative effect of the change in accounting principle, the net loss for the July 2002 first quarter was $0.68 per diluted share.

The revenue strength was primarily due to better than expected sales growth in the company's upholstery segment, paced by the continued above-average sales performance from the La-Z-Boy Furniture Galleries(R) network of mostly independently-owned stand-alone stores. Operating margin for the quarter was 6.6%, up sharply from a depressed 1.5% in the year-earlier quarter and was the third consecutive quarter in which the company's operating margin, "normalized" to exclude restructuring and divestiture expenses recorded in fiscal years 2002 and 2001, increased over the year-earlier level.

President and CEO Jerry Kiser said he was particularly pleased with the healthy sales gains recorded by the company's upholstery businesses during the quarter and with the continuing year-over-year comparative margin improvement. "Our margins are benefiting from the strong growth in volume combined with the aggressive restructuring actions we implemented last year," Kiser said. He pointed out that this restructuring, primarily on the casegoods (wood furniture) side, has reduced the company's cost structure and enabled it to successfully blend a growing volume of imports with its domestic production. He continued, "while margins were below the previous quarter this was the result of the seasonality of our business. Our July quarter is our lowest volume quarter and a significant number of our plants shut down for summer vacations."

Business segments
-----------------
First quarter upholstery sales rose 19.0% with an operating margin of 8.5%, sharply above the 3.9% margin of 2001's first quarter, which represented last year's quarterly sales low point. The La-Z-Boy Furniture Galleries(R) store system enjoyed an overall same store sales gain of 6.0% for the three months ended July 2002, well ahead of observable industry trends and resulted in a record quarter for La-Z-Boy. Overall this segment benefited from the broad price point range of the product lines and the proprietary distribution programs of most of the companies.

Casegoods remained substantially weaker than upholstery during the quarter, with sales declining 11.7% from a year earlier. Excluding Pilliod, first quarter year-over-year casegoods sales were down 4.7% attributable principally to the commercial hospitality market which remains in a slump. But despite this softness, casegoods operating margins continued to strengthen, rising to 5.8% in the most recent quarter. This reflects a combination of benefits from 2001's restructuring efforts and a growing mix of imported products.

Change in accounting principle
------------------------------
During the first quarter, the company adopted as required Statement of Financial Accounting Standards No. 142 ("SFAS 142"). The adoption of this new Statement is considered a change in accounting principle and affects the financial results in several ways. The amortization of goodwill and trade names is eliminated. The elimination of goodwill and trade name amortization under SFAS 142 added $0.03 to this year's first quarter diluted EPS, and would have added $0.03 to the year-earlier quarter's diluted EPS had SFAS 142 been in effect at that time. The Statement requires initial and subsequent periodic tests of recorded goodwill and indefinite-lived intangible assets to determine if the carrying values of such assets exceed their implied fair values as calculated under the new Standard. The cumulative effect of the adoption of SFAS 142 resulted in a non-operating non-cash pretax charge of $77.7 million and an after-tax charge of $59.8 million, or $1.00 per diluted share.

Balance sheet
-------------
Kiser continued, "During the July quarter, we generated $47 million in free cash flow, which was used to repurchase 1.8 million shares of the company's stock, reducing shares outstanding to 58.3 million. Under the authorization the company has 1.9 million shares remaining available for repurchase. Inventories during the quarter increased reflecting the higher sales volumes and additional import volume, which requires higher inventory levels."

Business outlook
----------------
Commenting on the current business outlook, president and CEO Kiser said, "Assuming that consumer confidence is currently near a cyclical low point, prior to stabilizing and then regaining momentum later this year and on into 2003, we expect the coming year to be fairly strong. Our casegoods business remains sluggish, but we anticipate that continuing growth in the upholstery segment will produce an overall mid-single digit sales increase for our seasonally strong October quarter, and we expect earnings for the quarter to be in the range of $0.45-$0.50 per diluted share, compared with $0.33 a year ago, excluding restructuring charges of $0.13 per diluted share. When casegoods demand rebounds even somewhat, as we believe it will, in the second half of our April 2003 fiscal year, we would expect sales gains for the full year in the mid-single digit range, with earnings in the area of $1.70- $1.80 per diluted share excluding the cumulative effect of the adoption of SFAS 142."

Kiser also noted that he and La-Z-Boy Incorporated's Senior Vice President and Chief Financial Officer, David M. Risley, are today filing with the Securities and Exchange Commission their statements under oath to the effect that, to the best of their knowledge, the corporation's Annual Report on Form 10-K for the 2002 fiscal year and its reports and proxy materials filed after the filing of Form 10-K do not contain any material misstatements, or omit any material facts. Kiser said, "we want to publicly demonstrate our strong belief in the integrity and accuracy of our accounting and financial reporting procedures."

Conference Call Information
---------------------------
The dial-in phone number for tomorrow's live conference call (August 15, 2002 at 11 a.m. EDT) will be (800) 374-1298 for persons calling from within the U.S. or Canada, and (706) 634-5855 for international callers. The call will also be webcast live and archived on the Internet, both at www.la-z-boy.com. A telephone replay will be available from approximately 2 p.m. tomorrow, August 15th, through noon on August 22nd. This replay will be available to callers from the U.S. and Canada at (800) 642-1687 and to international callers at (706) 645-9291, with a replay passcode of 5014429.

Forward-looking Information
---------------------------
Any forward-looking statements contained in this report are based on current information and assumptions and represent management's best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in housing sales, the impact of terrorism, the impact of interest rate changes, the impact of imports, changes in currency rates, competitive factors, operating factors, and other factors identified from time to time in the company's reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Additional Information
----------------------
This news release is just one part of La-Z-Boy's financial disclosures and should be read in conjunction with other information filed with the Securities and Exchange Commission. Today we plan on filing a Form 10-Q report which includes a condensed balance sheet, income statement and cash flow statement for the fiscal quarter ending July 27, 2002, and, will be available at http://www.la-z-boy.com. Investors and others wishing to be notified via e-mail of future La-Z-Boy news releases, SEC filings and conference calls may do so at: http://my.lazboy.com/mygallery/investor_relations.htm.

Background Information
----------------------
With annual sales in excess of $2 billion, La-Z-Boy Incorporated is one of the world's leading residential furniture producers, marketing furniture for every room of the home and office, as well as for the hospitality, health care and assisted-living industries. The La-Z-Boy Upholstery Group companies are Bauhaus, Centurion, Clayton Marcus, England, HickoryMark, La-Z-Boy, La-Z-Boy Contract Furniture Group and Sam Moore, and the La-Z-Boy Casegoods Group companies are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

The corporation's vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 299 stand-alone La-Z-Boy Furniture Galleries(R) and 313 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company's Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry's fifth largest U.S. furniture retailer. Additional information is available at www.la-z-boy.com.

Exhibit 99.2
                      CERTIFICATION OF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the "Company") hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended July 27, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David M. Risley
-----------------------------------
David M. Risley
Senior Vice President and Chief Financial Officer
August 14, 2002

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                      CERTIFICATION OF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the "Company") hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended July 27, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gerald L. Kiser
-----------------------------------
Gerald L. Kiser
President and Chief Executive Officer
August 14, 2002

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
section 1350 and is not being filed as part of the Report or as a separate disclosure document.