Form 10-Q
period 2002-11-12
LA-Z-BOY INC
filed 2002-11-12
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549-1004
                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

        FOR QUARTER ENDED October 26, 2002 COMMISSION FILE NUMBER 1-9656
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

         Yes        X                             No
              --------------                          ----------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                              Outstanding at October 26, 2002
------------------------------                -------------------------------
Common Shares, $1.00 par value                           56,717,154

                            LA-Z-BOY INCORPORATED
                    FORM 10-Q SECOND QUARTER OF FISCAL 2003

                              TABLE OF CONTENTS
                                                                        Page
                                                                      Number(s)
                                                                      --------
PART I   Financial Information
     Item 1. Financial Statements
             Consolidated Statements of Income..........................   3-4
             Consolidated Balance Sheet.................................   5
             Consolidated Statement of Cash Flows.......................   6
             Notes to Consolidated Financial Statements
              Note 1.  Basis of Presentation............................   7
              Note 2.  Interim Results..................................   7
              Note 3.  Reclassification.................................   7
              Note 4.  Earnings per Share...............................   7
              Note 5.  Inventories......................................   8
              Note 6.  Restructuring....................................   8
              Note 7.  Segment Information..............................   9
              Note 8.  New Accounting Pronouncement.....................   9-10
              Note 9.  Comprehensive Income.............................   10
              Note 10. Share Repurchases ...............................   11


     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations
             Cautionary Statement Concerning Forward-Looking Statements..  11
             Results of Operations.......................................  12-15
             Liquidity and Capital Resources.............................  15-16
             Outlook.....................................................  16-17

     Item 3. Quantitative and Qualitative Disclosures About Market Risk..  17-18

     Item 4. Controls and Procedures.....................................  18


PART II  Other Information
     Item 4. Results of Votes of Security Holders........................  18

     Item 6. Exhibits and Reports on Form 8-K............................  19

 Signature Page..........................................................  19

Certifications of Officers per Section 302 of the Sarbanes-Oxley
        Act..............................................................  20-21

                            LA-Z-BOY INCORPORATED
                       CONSOLIDATED STATEMENT OF INCOME
           (Unaudited, amounts in thousands, except per share data)

                                               Second Quarter Ended
                              --------------------------------------------------
                                                               Percent of Sales
                                                     % Over   ------------------
                               10/26/02   10/27/01   (Under)  10/26/02  10/27/01
                              ----------  --------   -------  --------  --------

Sales                          $563,587   $557,408      1.1%    100.0%   100.0%
Cost of sales                   429,161    446,105     -3.8%     76.1%    80.0%
                              ----------  --------   -------  --------  --------
  Gross profit                  134,426    111,303     20.8%     23.9%    20.0%
Selling, general &
  administrative                 87,190     89,697     -2.8%     15.5%    16.1%
                              ----------  --------   -------  --------  --------
  Operating income               47,236     21,606    118.6%      8.4%     3.9%

Interest expense                  2,153      2,044      5.3%      0.4%     0.4%
Other income (expense), net       1,394        750     85.9%      0.2%     0.1%
                              ----------  --------   -------  --------  --------
  Pretax income                  46,477     20,312    128.8%      8.2%     3.6%
Tax expense                      17,777      7,921    124.4%     38.2%*   39.0%*
                              ----------  --------   -------  --------  --------
  Net income                    $28,700    $12,391    131.6%      5.1%     2.2%
                              ==========  ========   =======  ========  ========

Basic average shares             57,388     60,914
Basic net income per share        $0.50      $0.20
Diluted average shares           57,760     61,052

Diluted net income per share      $0.50      $0.20

Dividends paid per share          $0.10      $0.09

    * As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                             LA-Z-BOY INCORPORATED
                                       CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited, amounts in thousands, except per share data)

                                                                   Six Months Ended
                                        ---------------------------------------------------------------------
                                                                                        Percent of Sales
                                                                      % Over        -------------------------
                                          10/26/02      10/27/01     (Under)         10/26/02      10/27/01
                                        -----------   -----------   -------------   ------------  -----------
Sales                                   $1,060,962     $1,014,343       4.6%           100.0%       100.0%
Cost of sales                              811,713        815,834      -0.5%            76.5%        80.4%
                                        -----------   -----------   -------------   ------------  ------------
  Gross profit                             249,249        198,509      25.6%            23.5%        19.6%
Selling, general &
  administrative                           169,126        169,926      -0.5%            15.9%        16.8%
                                        -----------   -----------   -------------   ------------  ------------
  Operating income                          80,123         28,583     180.3%             7.6%         2.8%

Interest expense                             4,180          5,000     -16.4%             0.4%         0.5%
Other income (expense), net                  1,510          1,371      10.1%             0.1%         0.2%
                                        -----------   -----------   -------------   ------------  ------------
  Pretax income                             77,453         24,954     210.4%             7.3%         2.5%
Tax expense                                 29,625          9,732     204.4%            38.2%*       39.0%*
                                        -----------   -----------   -------------   ------------  ------------
  Income before cumulative effect
     of accounting change                   47,828         15,222     214.2%             4.5%         1.5%
Cumulative effect of accounting change
   (net of tax of $17,920)                 (59,782)            --        N/M            -5.6%           --
                                        -----------   -----------   -------------   ------------  ------------
    Net income (loss)                     ($11,954)       $15,222    -178.5%            -1.1%         1.5%
                                        ===========   ===========   =============   ============  ============

Basic average shares                        58,257         60,842
                                        ===========   ===========

Basic net income per share before
   cumulative effect of accounting change    $0.82          $0.25
Cumulative effect of accounting change
   per share                                 (1.03)            --
                                        -----------   -----------
Basic net income (loss) per share           ($0.21)         $0.25
                                        ===========   ===========


Diluted average shares                      58,726         60,994
                                        ===========   ===========

Diluted net income per share before
  cumulative effect of accounting change     $0.81          $0.25
Cumulative effect of accounting change
  per share                                  (1.01)            --
                                        -----------   -----------
Diluted net income (loss) per share         ($0.20)         $0.25
                                        ===========   ===========

Dividends paid per share                     $0.20          $0.18

   * As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                     LA-Z-BOY INCORPORATED
                                                  CONSOLIDATED BALANCE SHEET
                                              (Unaudited, amounts in thousands)

                                                                                       Increase/(Decrease)
                                                  10/26/02         10/27/01          Dollars       Percent         4/27/02
                                               ---------------  ----------------  -----------   -------------   ---------------
Current assets
   Cash and equivalents                             $23,723          $24,797          ($1,074)      -4.3%           $26,771
   Receivables, net                                 358,939          377,744          (18,805)      -5.0%           382,843
   Inventories, net                                 246,352          244,455            1,897        0.8%           208,657
   Deferred income taxes                             32,159           19,771           12,388       62.7%            35,035
   Other current assets                              17,953           19,077           (1,124)      -5.9%            18,386
                                               ---------------  ----------------  --------------  -----------   ---------------
     Total current assets                           679,126          685,844           (6,718)      -1.0%           671,692
Property, plant and equipment, net                  212,305          219,656           (7,351)      -3.3%           205,463
Goodwill                                             78,807          110,497          (31,690)     -28.7%           108,244
Trade names                                          71,144          118,876          (47,732)     -40.2%           116,745
Other long-term assets                               68,490           55,503           12,987       23.4%            58,632
                                               ---------------  ----------------  --------------  -----------   ---------------
        Total assets                             $1,109,872       $1,190,376         ($80,504)      -6.8%        $1,160,776
                                               ===============  ================  ==============  ===========   ===============

Current liabilities
  Lines of credit                                   $22,100            $  --          $22,100         N/M             $  --
  Current portion of long-term
      debt and capital leases                         2,277            7,047           (4,770)     -67.7%             2,276
  Accounts payable                                   85,904           88,604           (2,700)      -3.0%            68,497
  Accrued expenses and other
      current liabilities                           137,941          136,933            1,008        0.7%           156,120
                                               ---------------  ----------------  --------------  -----------   ---------------
    Total current liabilities                       248,222          232,584           15,638        6.7%           226,893
Long-term debt                                      187,784          171,477           16,307        9.5%           137,444
Capital leases                                        1,658            2,278             (620)     -27.2%             1,942
Deferred income taxes                                28,513           46,236          (17,723)     -38.3%            46,145
Other long-term liabilities                          37,745           39,380           (1,635)      -4.2%            34,830
Contingencies and commitments
Shareholders' equity
  Common shares, $1 par value                        56,717           60,763           (4,046)      -6.7%            59,953
  Capital in excess of par value                    215,561          211,138            4,423        2.1%           215,060
  Retained earnings                                 339,532          434,348          (94,816)     -21.8%           444,173
  Accumulated other
     comprehensive loss                              (5,860)          (7,828)           1,968       25.1%            (5,664)
                                               ---------------  ----------------  --------------  -----------   ---------------
    Total shareholders' equity                      605,950          698,421          (92,471)     -13.2%           713,522
                                               ---------------  ----------------  --------------  -----------   ---------------
      Total liabilities and
        shareholders' equity                     $1,109,872       $1,190,376         ($80,504)      -6.8%        $1,160,776
                                               ===============  ================  ==============  ===========   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                      LA-Z-BOY INCORPORATED
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (Unaudited, amounts in thousands)


                                                                      Second Quarter Ended                     Six Months Ended
                                                               -------------------------------     ---------------------------------
                                                                   10/26/02         10/27/01              10/26/02         10/27/01
                                                               ---------------- --------------     -----------------  --------------
Cash flows from operating activities
  Net income (loss)                                                  $28,700          $12,391              ($11,954)        $15,222
  Adjustments to reconcile net income (loss) to
        cash provided by operating activities
    Cumulative effect of accounting change - net
         of income taxes                                                  --               --                59,782              --
    Depreciation and amortization                                      8,060           10,700                15,126          21,621
    Change in receivables                                            (34,252)         (72,396)               23,904           3,602
    Change in inventories                                            (11,452)          15,723               (34,926)         13,432
    Change in payables                                                 7,555           11,759                16,900          (4,226)
    Change in other assets and liabilities                             8,193           33,257               (14,323)             77
    Change in deferred taxes                                           3,639            3,465                 3,191           6,924
                                                               ---------------- --------------     -----------------  --------------
        Total adjustments                                            (18,257)           2,508                69,654          41,430

                                                               ---------------- --------------     -----------------  --------------
          Net cash provided by operating activities                   10,443           14,899                57,700          56,652

Cash flows from investing activities
  Proceeds from disposals of assets                                    1,084              304                 1,147             843
  Capital expenditures                                                (9,821)          (5,871)              (18,766)        (11,956)
  Acquisitions, net of cash acquired                                  (1,923)              --                (3,089)             --
  Change in other long-term assets                                   (18,407)          (3,973)              (14,279)           (737)
                                                               ---------------- --------------     -----------------  --------------
    Net cash used for investing activities                           (29,067)          (9,540)              (34,987)        (11,850)

Cash flows from financing activities
  Proceeds from debt                                                  67,119            6,206                77,727          41,576
  Payments on debt                                                    (7,494)         (21,050)               (7,627)        (76,147)
  Capital leases                                                        (143)            (134)                 (284)           (271)
  Stock issued for stock option & 401(k) plans                         7,873            4,580                 8,566           9,528
  Repurchase of common stock                                         (44,850)          (6,586)              (92,304)         (6,586)
  Dividends paid                                                      (5,712)          (5,492)              (11,685)        (10,956)
                                                               ---------------- --------------     -----------------  --------------
    Net cash provided by (used for) financing
    activities                                                        16,793          (22,476)              (25,607)        (42,856)

Effect of exchange rate changes on cash and
        equivalents                                                        4             (533)                 (154)           (714)
                                                               ---------------- --------------     -----------------  --------------
Net increase (decrease) in cash and equivalents                       (1,827)         (17,650)               (3,048)          1,232
Cash and equivalents at beginning of period                           25,550           42,447                26,771          23,565
                                                               ---------------- --------------     -----------------  --------------
Cash and equivalents at end of period                                $23,723          $24,797               $23,723         $24,797
                                                               ================ ==============     =================  ==============
Cash paid during period       -Income taxes                          $20,774           $5,437               $33,419          $8,500
                              -Interest                               $2,191           $2,954                $3,162          $5,216

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
   The interim financial information is prepared in conformity with generally accepted accounting principles and, except as indicated in Note 8, such principles are applied on a basis consistent with those reflected in our 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments other than the adoption of Statement of Financial Accounting Standard (SFAS) No. 142 discussed in Note 8, which are, in our opinion, necessary for a fair presentation of results for the respective interim period.

Note 2:  Interim Results
   The foregoing interim results are not necessarily indicative of the results of operations for the full fiscal year ending April 26, 2003.

Note 3:  Reclassification
   Certain prior period information has been reclassified to be comparable to the current year presentation.

Note 4:  Earnings per Share
   Basic earnings per share is computed using the weighted-average number of shares outstanding during the period. Diluted earnings per share uses the weighted-average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued.

                                                    (Unaudited)
                                      Second Quarter            Six Months
                                         Ended                    Ended
                                  ---------------------    -------------------
(Amounts in thousands)             10/26/02    10/27/01    10/26/02   10/27/01
                                  ---------    --------    --------   --------
Weighted average common shares
     outstanding (basic)             57,388      60,914      58,257     60,842
Effect of options                       372         138         469        152
                                  ---------    --------    --------   --------
Weighted average common shares
     outstanding (diluted)           57,760      61,052      58,726     60,994
                                  =========    ========    ========   ========

Note 5:  Inventories
   A summary of inventory follows:

                                                   (Unaudited)
                                    -------------------------------------
        (Amounts in thousands)      10/26/02     10/27/01        4/27/02
                                    ---------   ----------     ----------
        Raw materials                $78,425      $82,045        $72,389
        Work-in-progress              50,649       60,250         53,947
        Finished goods               129,229      113,010         94,062
                                    ---------   ----------     ----------
           FIFO inventories          258,303      255,305        220,398
           Excess of FIFO over LIFO  (11,951)     (10,850)       (11,741)
                                    ---------   ----------     ----------
             Inventories, net       $246,352     $244,455       $208,657
                                    =========   ==========     ==========

Note 6:  Restructuring
   In fiscal years 2002 and 2001, we recorded restructuring charges of $22.2 million and $11.2 million, respectively. Of the $22.2 million recorded in fiscal 2002, $13.2 million was recorded in the second quarter. This expense, which was recorded in cost of sales, was the result of closing down three manufacturing facilities and converting two others to warehousing, sub-assembly and import service operations. Of the $13.2 million, $3.7 million was attributable to the Upholstery segment and $9.5 million was attributable to the Casegoods segment. As of October 26, 2002, substantially all of the 1,132 employees expected to be terminated as a result of these plans are no longer employed by the company. Restructuring liabilities along with charges to expense, cash payments or asset write-offs were as follows:

                                                     Fiscal 2003
                                                 ------------------
                                                            Cash
                                                Charges    Payments
                                 4/27/02          to       or Asset    10/26/02
 (Amounts in thousands)          Balance        Expense   Write-offs    Balance
                               ------------    ---------  ----------   --------
 Severance and benefit
   related costs                  $1,500           --      ($1,372)       $128
 Other                             3,100           --       (1,767)      1,333
                               ------------    ---------  ----------   --------
   Total restructuring            $4,600           --      ($3,139)     $1,461
                               ============    =========  ==========   ========



                                                     Fiscal 2002
                                                 ------------------
                                                            Cash
                                                Charges    Payments
                                 4/28/01          to       or Asset    4/27/02
 (Amounts in thousands)          Balance        Expense   Write-offs   Balance
                               ------------    ---------  ----------   -------
 Fixed asset write-downs              --        $11,000   ($11,000)         --
 Severance and benefit
   related costs                  $1,200          4,600     (4,300)     $1,500
 Inventory write-downs                --          3,500     (3,500)         --
 Other                             2,700          3,100     (2,700)      3,100
                               ------------    ---------  ----------   -------
   Total restructuring            $3,900        $22,200   ($21,500)     $4,600
                               ============    =========  ==========   =======

Note 7:  Segment Information
     Our reportable operating segments are the Upholstery segment and the Casegoods segment. Operating income for the quarter and six months ended October 27, 2001 is net of $2.3 million and $4.6 million, respectively, of goodwill and trade name amortization expense. See Note 8 for additional information.

                                                                 (Unaudited)
                                             Second Quarter Ended                 Six Months Ended
                                        -------------------------------    -------------------------------
(Amounts in thousands)                    10/26/02          10/27/01         10/26/02          10/27/01
                                        --------------     ------------    -------------     -------------
Sales
  Upholstery segment                       $422,333         $389,239          $789,222          $697,637
  Casegoods segment                         142,778          168,441           274,052           317,124
  Eliminations                               (1,524)            (272)           (2,312)             (418)
                                        --------------     ------------    -------------     -------------
     Consolidated                          $563,587         $557,408        $1,060,962        $1,014,343
                                        ==============     ============    =============     =============

Operating income
  Upholstery segment                        $42,690          $35,950           $73,749           $47,916
  Restructuring                                  --           (3,735)               --            (3,735)
                                        --------------     ------------    -------------     -------------
    Net Upholstery segment                   42,690           32,215            73,749            44,181

  Casegoods segment                          11,322            4,433            18,915             4,406
  Restructuring                                  --           (9,452)               --            (9,452)
                                        --------------     ------------    -------------     -------------
    Net Casegoods segment                    11,322           (5,019)           18,915            (5,046)

  Corporate and other                        (6,776)          (5,590)          (12,541)          (10,552)
                                        --------------     ------------    -------------     -------------
  Consolidated                               47,236           34,793            80,123            41,770
  Restructuring                                  --          (13,187)               --           (13,187)
                                        --------------     ------------    -------------    --------------
    Net Consolidated                        $47,236          $21,606           $80,123           $28,583
                                        ==============     ============    =============    ==============

Note 8:  New Accounting Pronouncement
   Effective April 28, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We have determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization beginning in fiscal 2003. Amortization expense for goodwill and trade names was $9.3 million ($7.5 million after tax) in fiscal 2002. Of this $9.3 million, $3.3 million was attributable to the Upholstery segment and $6.0 million was attributable to the Casegoods segment. Excluding the effect of amortization, our reported net income for the second quarter of fiscal 2002 would have been increased to $14.3 million from $12.4 million and our diluted net income per common share would have been increased to $0.23 from $0.20 per common share. Excluding the effect of amortization, our reported net income for the first six months of fiscal 2002 would have been increased to $19.0 million from $15.2 million and our diluted net income per common share would have been increased to $0.31 from $0.25 per common share.

   In accordance with SFAS No. 142, trade names were tested for impairment by comparing their fair value to their carrying values. As of April 28, 2002, the carrying value of trade names exceeded their fair value creating an impairment loss of $48.3 million. Additionally, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. As of April 28, 2002, the carrying value of goodwill exceeded its fair value creating an impairment loss of $29.4 million. Of the pre-tax impairment loss, $17.1 million is attributable to the Upholstery segment and $60.6 million is attributable to the Casegoods segment. The after-tax effect of $59.8 million for these impairment losses is included in the "Cumulative effect of accounting change" in the Consolidated State-ment of Income.

   The following table summarizes changes to goodwill and tradenames in fiscal 2003:


                                             Upholstery          Casegoods
      (Amounts in thousands)                   Group               Group
                                           ---------------     --------------
      Goodwill
      Balance as of 4/27/02                    $70,265            $37,979
      Effect of adopting SFAS No. 142          (17,062)           (12,349)
      Dispositions                                 (26)                --
                                           ---------------     --------------
      Balance at 10/26/02                      $53,177            $25,630
                                           ===============     ==============

      Trade names
      Balance as of 4/27/02                    $14,255           $102,490
      Effect of adopting SFAS No. 142               --            (48,291)
      Acquisitions                               2,690                 --
                                           ---------------     --------------
      Balance at 10/26/02                      $16,945            $54,199
                                           ===============     ==============


Note 9:  Comprehensive Income
   On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and derivative instruments. Our total comprehensive income (loss) is as follows:


                                                                       (Unaudited)
                                                Second Quarter Ended                 Six Months Ended
                                           -------------------------------    -------------------------------
(Amounts in thousands)                       10/26/02          10/27/01          10/26/02         10/27/01
                                           --------------    -------------    ---------------    ------------
Net Income (loss)                             $28,700           $12,391           ($11,954)       $15,222
Translation adjustment                           (804)             (532)               587           (713)
Unrealized loss on marketable
   securities, net of taxes                       143              (299)              (719)          (475)
Unrealized loss on interest rate
   swap agreements, net of taxes                  257                63                (64)        (2,745)
                                           --------------    -------------    ---------------    ------------
   Total comprehensive income (loss)          $28,296           $11,623           ($12,150)       $11,289
                                           ==============    =============    ===============    ============

                                               Page 10 of 21

Note 10:  Share Repurchases
   The company is authorized to repurchase common stock under the repurchase program approved by our Board of Directors, the Incentive Stock Option Plan and the Restricted Share Plans. Our repurchases were as follows:

                                                 (Unaudited)
                                       Second Quarter            Six Months
                                            Ended                  Ended
                                     -------------------    -------------------
(Amounts in thousands)               10/26/02   10/27/01    10/26/02   10/27/01
                                     ---------  --------    --------   --------
Shares repurchased                      1,899       418       3,692        475
Cash used for repurchases             $44,850    $6,586     $92,304     $6,586



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

Many important factors, including future economic, political and industry conditions (for example, changes in interest rates, changes in consumer demand, changes in currency exchange rates, changes in demographics and consumer preferences, changes in housing sales, oil price changes, terrorism impacts, war and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions including logistics of imports, changes in operating conditions or costs, effects of restructuring actions and changes in regulatory environment); and factors relating to acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.

Results of Operations

Second Quarter Ended October 26, 2002 Compared to Second Quarter Ended October 27, 2001.

See page 3 for the consolidated statement of income with analysis of percentages and calculations.

Our results for the second quarter of fiscal 2002 included the operations of our former Pilliod subsidiary, which is included in the Casegoods segment and which we divested effective November 30, 2001.

Second quarter sales increased 1.1% from the prior year second quarter to $563.6 million. On a comparable basis, excluding Pilliod's sales, the cessation of operations by HickoryMark during the second quarter of fiscal 2003, and the acquisition of five retail stores in our Retail division during the first half of fiscal 2003, the increase in sales totaled 3.6%. After eliminating the effects of the Retail acquisitions and HickoryMark, the Upholstery segment had a 9.7% increase in sales, while the Casegoods segment had a 10.0% decline in sales after taking into account the Pilliod 2002 second quarter sales.

The following table shows the impact of dispositions, acquisitions and cessations of operations on our second quarter sales:


                                                     Upholstery                           Casegoods

    (Amounts in thousands)                    10/26/02         10/27/01           10/26/02         10/27/01
                                            -------------    -------------      -------------    -------------
    Sales as reported                         $422,333         $389,239           $142,778         $168,441
    Year over year change                         8.5%                              (15.2%)

    Dispositions, acquisitions and
       cessations                               (9,890)         (13,118)                --           (9,839)
                                            -------------    -------------      -------------    -------------
    Adjusted sales                             412,443          376,121            142,778          158,602
    Adjusted year over year change                9.7%                              (10.0%)


                                                    Consolidated
                                              10/26/02         10/27/01
                                            -------------    -------------
    Sales as reported                         $563,587         $557,408
    Year over year change                         1.1%

    Dispositions, acquisitions and
       cessations                               (9,890)         (22,957)
                                            -------------    -------------
    Adjusted sales                             553,697          534,451
    Adjusted year over year change                3.6%


The major factor contributing to the increased sales was the ongoing strength of the La-Z-Boy Furniture Galleries(R) proprietary store system, which had increases in both same store sales and total sales due to new store openings. The hospitality sector of our Casegoods segment is still experiencing weak sales activity as hotel occupancies and refurbishments continue to be below prior year levels.

Gross profit as a percent of sales increased to 23.9% as compared to 20.0% in the fiscal 2002 second quarter. On a comparable basis, excluding restructuring expense from the prior year quarter, gross profit as a percent of sales would have been 22.3% for the fiscal 2002 second quarter. Although the increased Upholstery sales volume contributed to the increased gross margins through better absorption of overhead in the factories, the main reason for the increase was management's continued efforts to adjust capacity of the plants to production requirements. The restructurings announced in both fiscal 2001 and 2002 continued to positively impact the current year gross margins as we better matched domestic production requirements and plant manufacturing capacity. Additionally, the Casegoods segment margins improved due to our increased sales of imported goods, which we are able to sell at higher margins than comparable products manufactured domestically.

Selling, General & Administrative (S, G & A) expenses as a percent of sales declined from 16.1% in second quarter fiscal 2002 to 15.5% in the current quarter. On a comparable basis, excluding amortization expense from the prior year quarter, S, G&A as a percent of sales would have been 15.7% for the fiscal 2002 second quarter. The decline was attributable to the Upholstery segment's 8.5% increase in sales volume, which absorbed the fixed portion of the S,G & A expenses at a better rate than the previous year as well as continued cost cutting efforts.

Operating income as a percent of sales increased to 8.4% from 3.9% in the previous year's second quarter. Excluding the restructuring expense and amortization expense in the 2002 fiscal quarter, operating margins would have been 6.7% in the previous year's quarter. The Casegoods margin went from 3.5% in the 2002 fiscal quarter to an operating margin of 7.9% in the current year quarter, excluding restructuring and amortization expense. With the closing of four casegoods plants and converting two other plants to warehouse, sub-assembly and import service operations, as well as divesting Pilliod, the Casegoods segment was able to reduce its overhead at a faster rate than the sales decline. In addition, the Upholstery segment, benefiting from its strong sales growth, increased its margins to 10.1% from 9.4% in the previous year's quarter, excluding restructuring and amortization expense.

The increase in interest expense was mainly attributable to the $62.0 million increase in debt during the second quarter. Interest rates on current borrowings are lower than rates during similar time periods last year, therefore we expect interest expense in future quarters to be lower than prior year quarters as long as debt levels do not materially increase.

Our income tax rate of 38.2% was lower than the 39.0% rate of last year's second quarter due mainly to the elimination of goodwill amortization.


Six Months Ended October 26, 2002 Compared to Six Months Ended October 27, 2001.

See page 4 for the consolidated statement of income with analysis of percentages and calculations.

Our results for the six months ended October 27, 2001 included the operations of our former Pilliod subsidiary, which is included in the Casegoods segment and which we divested effective November 30, 2001.

Six months sales increased 4.6% to $1,061.0 million from the prior year comparable period. On a comparable basis, excluding Pilliod's sales, the cessation of operations by HickoryMark during the second quarter, and the acquisition of five retail stores, the increase in sales totaled 8.0%.


The following table shows the impact of dispositions, acquisitions and cessations of operations on our six month's ended sales:


                                                  Upholstery                            Casegoods

(Amounts in thousands)                   10/26/02           10/27/01            10/26/02         10/27/01
                                       --------------    ---------------      --------------    ------------
Sales as reported                        $789,222           $697,637            $274,052         $317,124
Year over year change                       13.1%                                (13.6%)

Dispositions, acquisitions
   and cessations                         (17,208)           (27,081)                 --          (20,745)
                                       --------------    ---------------      --------------    ------------
Adjusted sales                            772,014            670,556             274,052          296,379
Adjusted year over year
   change                                   15.1%                                 (7.5%)


                                                 Consolidated
                                          10/26/02           10/27/01
                                       ---------------    --------------
Sales as reported                        $1,060,962         $1,014,343
Year over year change                          4.6%

Dispositions, acquisitions
   and cessations                           (17,208)           (47,826)
                                       ---------------    --------------
Adjusted sales                            1,043,754            966,517
Adjusted year over year
   change                                      8.0%

The major factor contributing to the increased sales was the ongoing strength of the La-Z-Boy Furniture Galleries(R) proprietary store system. Our previously mentioned acquisition of five retail stores also contributed to our sales growth for the first six months. The Upholstery segment had a 13.1% increase in sales while the Casegoods segment had a 7.5% decline in sales after taking into account the Pilliod 2002 six months sales. Our Casegoods segment sales are still being affected by the weak sales activity in the hospitality sector as hotel occupancies and refurbishments continue to be below prior year levels.

Gross profit as a percent of sales increased to 23.5% as compared to 19.6% in the fiscal 2002 six months. On a comparable basis, excluding restructuring expense from the prior year, gross profit as a percent of sales would have been 20.9% for the fiscal 2002 six months. Although the increased Upholstery sales volume attributed to the increased gross margins through better absorption of overhead in the factories, the main reason for the increase was management's continued efforts to adjust capacity of the plants to production requirements. The restructurings announced in both fiscal 2001 and 2002 continued to positively impact the current year gross margins as we better matched domestic production requirements and plant manufacturing capacity. Additionally, the Casegoods segment margins improved due to our increased sales of imported goods, which we are able to sell at higher margins than comparable products manufactured domestically.

Selling, General & Administrative (S, G & A) expenses as a percent of sales declined from 16.8% in first six months of fiscal 2002 to 15.9% in the first six months of the current fiscal year. On a comparable basis, excluding amortization expense from the prior year six months, S,G&A as a percent of sales would have been 16.3% for the fiscal 2002 six months. This decline was primarily attributable to the Upholstery segment's 13.1% increase in sales volume, which absorbed the fixed portion of the S,G&A expenses at a better rate than the previous year.

Operating income as a percent of sales increased to 7.6% from 2.8% in the previous year's first six months. Excluding the restructuring and amortization expense in the first six months of fiscal 2002, operating margins were 4.6%. The Casegoods operating margin went from 2.3% in the first six months of 2002, compared to 6.9% in the current six months, excluding restructuring and amortization expense. With the closing of four casegoods plants and converting two other plants to warehouse, sub-assembly and import service operations, as well as divesting Pilliod, the Casegoods segment was able to reduce its overhead at a faster rate than the sales decline. In addition, the Upholstery segment, benefiting from its strong sales growth, increased its margins from 7.1% to 9.3% in the current year's first six months, excluding restructuring and amortization expense.

The decline in interest expense was mainly attributable to the $24.6 million decline in average debt over the first six months of fiscal 2003 as it compares to the first six months of fiscal 2002. In addition, the average interest rate has declined 1.2 percent during the first six months of fiscal 2003. The effects of fluctuating interest rates were somewhat mitigated by various interest rate swap agreements that have fixed interest rates.

Our income tax rate of 38.2% was lower than the 39.0% rate of last year's first six months due mainly to the elimination of goodwill amortization. We expect the income tax rate for the full year to remain at about 38.2%.


Liquidity and Capital Resources

See pages 3 through 6 for our Consolidated Statement of Income, Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

Cash flows from operations amounted to $57.7 million in the first six months of fiscal year 2003 compared to $56.7 million in the prior year. Due to the normal seasonal sales trends of our business, second quarter working capital is generally higher than other quarters. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $122.8 million during the first six months of fiscal 2003, which was up from about $29.5 million in the first six months of fiscal 2002. The amount of this increase attributable to the stock repurchase program was $85.7 million. Cash and equivalents decreased by $3.0 million during the six month period compared to an increase of $1.2 million in the prior year.

Capital expenditures were $18.8 million during the first six months ended October 26, 2002 compared to last year's $12.0 million. The increase over the prior year is attributable to building remodeling and additions relating mainly to our Retail operations, excluding acquisitions, as well as increased expenditures on information technology related items.

During the first six months of the current fiscal year, we used $92.3 million to repurchase common stock under the repurchase program approved by our Board of Directors, the Incentive Stock Option Plan and the Restricted Share Plans. We used $6.6 million to repurchase common stock during the first six months last year. As of October 26, 2002, approximately 6.0 million additional shares can be repurchased pursuant to the repurchase program.

Our debt-to-total-capitalization percentage (total debt divided by shareholders' equity plus total debt) was 26.1% at October 26, 2002, 16.6% at April 27, 2002, and 20.6% at October 27, 2001. Our second quarter is generally our lowest cash generation period, due to the normal seasonal sales trends of our business, therefore causing our higher debt-to-capital ratio at the end of the second quarter. Additionally, the debt-to-capital percentage was significantly impacted by the stock repurchases in the current year quarter. We do not expect our debt-to-total-capitalization ratio to exceed 30.0% in fiscal 2003.

As of October 26, 2002, we had lines of credit availability of approximately $287.4 million under several credit agreements.


Outlook

The current outlook for our industry is very different in each of our two operating segments. The upholstery segment of the industry is expected to perform better, particularly in the middle price points, because upholstery tends to be influenced by changing styles and colors, typically can be bought as a single item, typically has a moderate wear life cycle and is not a "big ticket" purchase. On the contrary, casegoods are often a multiple item, lifetime "big ticket" purchase with styles that change less.

The factors that currently are impacting the industry include the stimulative impact of housing turnover, new home sales, and low interest rate refinancings, all of which should benefit the industry. However, this has been offset by a waning consumer confidence caused by higher unemployment and a declining stock market. Additionally, U.S. furniture manufacturers continue to face the competitive threat of imports as many retailers consider sourcing product direct, particularly casegoods.

We believe the longer-term outlook for our industry remains positive - especially for a company such as La-Z-Boy, operating under the umbrella of a powerful consumer brand name and a strong and growing proprietary distribution system. We expect the recent declines in U.S. interest rates to ultimately rejuvenate consumer spending and strengthen housing turnover and home remodeling
- both strong drivers of retail furniture demand.

We expect interest expense for the remainder of fiscal 2003 to be less than last year's comparable period.

We are anticipating our fiscal 2003 full year income tax rate to be approximately 38.2% down from 39.0% excluding the tax benefit of the Pilliod divestiture mainly due to the elimination of goodwill amortization.

We estimate that our diluted net income per share for the third quarter ending January 25, 2003 will be between $0.40-$0.45 compared to $0.35 last year with sales being flat or slightly up - excluding the impact of Pilliod and HickoryMark. Diluted net income per share before cumulative effect of accounting change is expected to be $1.70 - $1.80 for our full fiscal year ending April 26, 2003 with flat sales or a slight increase for the second half of the year. This compares to earnings per share in FY 2002 of $1.01. Prior to restructuring charges of $0.22 in fiscal 2002 earnings per diluted share were $1.23.

We expect total capital expenditures to be between $35.0 million and $40.0 million for fiscal 2003. This compares to $33.0 million of capital expenditures in fiscal 2002.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities, but we have no commitments for repurchases. It is not anticipated that our leverage, as measured by debt to capitalization, would exceed 30% in fiscal 2003.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends during fiscal year 2003 from cash generated by operations and borrowings under available lines of credit.

Recently the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 is effective for activities occurring after December 31, 2002, and SFAS No. 143 and 145 must be implemented during our next fiscal year. We have not yet determined the impact, if any, of these standards on our financial statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $120.0 million borrowed at October 26, 2002. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on a portion of this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from 0.475% to 0.800%. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2003 based upon the year end levels of exposed liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated our disclosure controls and procedures, as defined in the rules of the SEC, within 90 days of the filing date of this report and have determined that such controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO's and CFO's most recent evaluation.


                           PART II - OTHER INFORMATION


ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on August 14, 2002. The shareholders elected four directors for three-year terms expiring in 2005.

                                  Shares Voted     Percent Shares     Shares
Election of Directors:              In Favor          In Favor       Withheld
                                    --------          --------       --------
James W. Johnston                  49,034,021             94%       3,293,433
Gerald L. Kiser                    49,716,603             95%       2,610,851
H. George Levy, M.D.               49,622,164             95%       2,705,290
Donald L. Mitchell                 48,612,530             93%       3,714,924

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       (11)   Statement of Computation of Per Share Earnings
              See note 4 to the financial statements included in this report.

       (99.1) Press Release dated November 11, 2002

       (99.2) Certifications Pursuant to 18 U.S.C. Section 1350


(b)    Reports on Form 8-K

       We filed a Form 8-K on August 14, 2002 containing a press release with respect to the second quarter dividends and the board authorization of additional share repurchases.

       We filed a Form 8-K on August 22, 2002 containing a press release with respect to the realignment of Upholstery group manufacturing.








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

                                              LA-Z-BOY INCORPORATED
                                              ---------------------
                                                   (Registrant)

Date:   November 12, 2002                     /s/Louis M.Riccio, Jr.
                                              ----------------------
                                              Louis M. Riccio, Jr.
                                              On behalf of the registrant and as
                                              Chief Accounting Officer

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
                    SECTION 302 OF THE SARBANES-OXLEY ACT

I, Gerald L. Kiser, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of La-Z-Boy Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                           /s/Gerald L. Kiser
                                                  ------------------
                                                  Gerald L. Kiser
                                                  Chief Executive Officer

                 CERTIFICATION OF CHIEF FINANCIAL OFFICER PER
                     SECTION 302 OF THE SARBANES-OXLEY ACT

I, David M. Risley, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of La-Z-Boy Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                          /s/David M. Risley
                                                 ------------------
                                                 David M. Risley
                                                 Chief Financial Officer

Exhibit 99.1   (press release)

Contact:   Mark Stegeman    (734) 241-4418          mark.stegeman@la-z-boy.com
                                                    --------------------------

                   LA-Z-BOY REPORTS SECOND QUARTER RESULTS
                   ---------------------------------------

MONROE MI, November 11, 2002 - La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported results for its second fiscal quarter ended October 26, 2002. Net sales for the quarter were $564 million, a 1.1% increase over the prior year. Net sales for the six months rose 4.6% compared to the same period of fiscal 2002. On a comparable basis, excluding the impact of the divestiture of Pilliod last November, the cessation of operations by HickoryMark announced in August, and the acquisition of five retail stores in Boston and Kansas City, net sales for the second quarter and first half would have risen from year earlier levels by 3.6% and 8.0%, respectively.

Diluted earnings per share for this year's second quarter totaled $0.50 - at the top of management's guidance range. This compares to $0.33 earned per diluted share in the same quarter of fiscal 2002, prior to a $0.13 per share restructuring charge taken that quarter. First half earnings for fiscal 2003 totaled $0.81 per diluted share before the cumulative effect of a change in accounting principle for goodwill and intangible assets resulting from the company's recent adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"). In the first six months of fiscal 2002, the company earned $0.38 per diluted share before the previously-mentioned $0.13 restructuring charge. The elimination of goodwill and trade name amortization under SFAS 142 added $0.03 and $0.06, respectively, to diluted earnings per share for this year's second quarter and first half, and would have added the same amounts to earnings per share for the prior year periods, had SFAS 142 been in effect at that time. Including the cumulative effect of the change in accounting principle, the net loss for the six months ended October 26, 2002 was $0.20 per diluted share.

Operating margin for the October quarter rose to 8.4%, from 6.6% in the previous quarter and 6.7% in the year-earlier quarter, adjusted for amortization and restructuring expenses. This represented the company's fourth consecutive quarter of year-over-year improvement in operating margin, as "normalized" to exclude amortization expense and the various restructuring and divestiture expenses recorded during fiscal year 2002.

President and CEO Jerry Kiser said, "The relatively slower revenue growth in the most recent quarter reflected weak and tenuous U.S. consumer confidence which strongly correlates with furniture sales. Also impacting the industry were the volatile equity markets and spotty demand trends, especially for higher price point products. Fortunately, our mix of business is dominated by the middle price point upholstered product which is currently being less impacted by these factors."

La-Z-Boy's upholstery group continues to outpace the industry at large. Same store sales in the predominately independently owned La-Z-Boy Furniture Galleries(R) store system continue to show year over year improvement. Additionally, newly opened stores in the "new generation" format are adding significantly to the volume increases. Other upholstery brands within the portfolio also experienced increases. This sales performance offset weaker casegoods sales and the minor impact from the West Coast dock strike on our casegoods business.

Kiser continued "Particularly encouraging this quarter was the continued improvement in gross profit and operating profit margins as our casegoods sourcing initiatives, capacity rationalizations and other management initiatives have proven successful. We continue to see opportunities for continuous improvements and are striving to further expand our margins."

Business segments
-----------------
Second quarter upholstery sales rose 8.5% from a year earlier, or 9.7% excluding the phase-out of the HickoryMark brand and the company's acquisition of the five retail stores mentioned earlier and operating margin for the quarter was 10.1%, compared to a normalized 9.4% a year earlier. For the first six months of fiscal 2003, upholstery sales were up 13.1%, with an operating margin of 9.3%, compared to a normalized margin of 7.1% in the first half of fiscal 2002. Overall, the upholstery segment has continued to benefit from the fact that the product lines are predominantly at the middle price point ranges where consumer demand has held up relatively well.

Kiser noted, "La-Z-Boy also remains strongly committed to its dedicated store program, with 12 more "new generation" La-Z-Boy Furniture Galleries(R) stores opening for business during the October fiscal quarter. In addition, the first remodel of an older format La-Z-Boy Furniture Galleries(R) store was completed in Greensboro, NC. Many of our dealers toured this store during the recent High Point Furniture Market and expressed enthusiasm for the new format and committed to reformatting their existing stores. Current plans call for us to add another 10 "new generation" La-Z-Boy Furniture Galleries(R) stores over the next two quarters."

Casegoods remained weaker than upholstery during the quarter, with sales declining 15.2% from a year earlier. Excluding Pilliod, second quarter casegoods sales were down 10.0%. Through the first six months, casegoods segment sales were off 13.6% in total, and down 7.5% after excluding Pilliod. The hospitality market remains particularly weak and is not expected to rebound until late calendar 2003. Despite this revenue softness, casegoods operating margins moved up to 7.9% in the most recent quarter from a "normalized" 3.5% in the year earlier period, due to previous restructuring and cost-cutting efforts and a growing mix of imported products augmenting domestic production. First half operating margin for the casegoods segment rose to 6.9% this year from a normalized 2.3% in the same period of fiscal 2002.

Kiser stated, "We were disappointed with the lower than anticipated level of sales in our casegoods group. We will continue to place emphasis on increasing dedicated distribution in that group similar to the emphasis in our upholstery group. The Pennsylvania House in-store Collectors' Gallery program, in addition to focusing on increasing its dedicated distribution, is beginning to benefit from a revamped and very successful product line. Kincaid Furniture continues to expand its proprietary distribution and opened two more stand-alone stores during the second quarter. Lea continues to have strong demand from dealers for its in-store La-Z-Boy Youth Collection SM by Lea displays."

Balance sheet
-------------
Inventories increased by 5% during the October quarter as the result of a normal seasonal pickup and additional import inventories. The company also repurchased
1.9 million shares for $45 million and, through the first six months, has repurchased a total of 3.7 million shares, or about 6% of the total shares outstanding, for $92 million. The company has 6 million shares remaining under its stock repurchase authorization. Total debt rose by $62 million during the quarter, and the debt-to-capitalization ratio stood at 26.1% as of quarter-end.

Kiser said, "Our second fiscal quarter is historically our lowest cash generation period, due to the normal seasonal sales trends of our business. When combined with our stock repurchase program, we intentionally engineered an increase in our leverage. As we have noted in the past, we've been an underleveraged company; however, we do not expect our debt-to-capitalization ratio to exceed 30%. The last half of the year is anticipated to generate cash and our stock repurchase program will remain an opportunistic effort."

Business outlook
----------------
Commenting on the current business outlook, Kiser said, "While we have experienced an upswing in business through the first half of our current fiscal year, our comparables become much more difficult over the next six months. This same period last year was the beginning of a pickup which now appears to be leveling off. Recent consumer confidence measurements hit nine-year lows, and numerous U.S. retail sales projections are currently flat-to-down. Accordingly, we expect our third fiscal quarter and second fiscal half sales volumes to be flat to slightly up - excluding the impact of Pilliod and HickoryMark."

He concluded, "We do believe, nevertheless, that La-Z-Boy's profit improvement momentum will continue, and our guidance for the January 2003 third fiscal quarter calls for diluted per share earnings in the $0.40 - $0.45 range. For the full fiscal year ending next April, we continue to believe we can reach the $1.70 - $1.80 range per diluted share, excluding the cumulative effect of our adoption of SFAS 142. This would compare with fiscal 2002's normalized earnings of $1.35 per diluted share, excluding amortization and restructuring expenses."

Conference Call Information
---------------------------
The dial-in phone number for tomorrow's live conference call at 8 a.m. ET is
(800) 374-1298 for persons calling from within the U.S. or Canada, and (706) 634-5855 for international callers. The call will also be webcast live and archived on the Internet, with both accessible at www.la-z-boy.com. A telephone replay will be available from approximately noon tomorrow, November 12th, through noon on November 19th. This replay will be available to callers from the U.S. and Canada at (800) 642-1687 and to international callers at (706) 645-9291, with a passcode of 6158197.

Forward-looking Information
---------------------------
Any forward-looking statements contained in this report are based on current information and assumptions and represent management's best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in housing sales, the impact of terrorism or war, the impact of logistics on imports, the impact of interest rate changes, the impact of imports, changes in currency rates, competitive factors, operating factors, and other factors identified from time to time in the company's reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Additional Information
----------------------
This news release is just one part of La-Z-Boy's financial disclosures and should be read in conjunction with other information filed with the Securities and Exchange Commission. Tomorrow we plan on filing a Form 10-Q report which includes a condensed balance sheet, income and cash flow statements, for the fiscal quarter and six-months ended October 26, 2002, and will be available at http://www.la-z-boy.com. Investors and others wishing to be notified of future news releases, SEC filings and conference calls may sign up at: http://my.lazboy.com/mygallery/investor_relations.htm.

Background Information
----------------------
With annual sales in excess of $2 billion, La-Z-Boy Incorporated is one of the world's leading residential furniture producers, marketing furniture for every room of the home and office, as well as for the hospitality, health care and assisted-living industries. The La-Z-Boy Upholstery Group companies are Bauhaus, Centurion, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract Furniture Group and Sam Moore, and the La-Z-Boy Casegoods Group companies are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

The corporation's vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 308 stand-alone La-Z-Boy Furniture Galleries(R) and 319 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company's Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry's fifth largest U.S. furniture retailer. Additional information is available at www.la-z-boy.com.

Exhibit 99.2
                      CERTIFICATION OF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the "Company") hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended October 26, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David M. Risley
----------------------------------------------
David M. Risley
Senior Vice President and Chief Financial Officer
November 12, 2002

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                      CERTIFICATION OF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the "Company") hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended October 26, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Gerald L. Kiser
-----------------------------------
Gerald L. Kiser
President and Chief Executive Officer
November 12, 2002

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
section 1350 and is not being filed as part of the Report or as a separate disclosure document.