Form 10-Q
period 2003-01-25
LA-Z-BOY INC
filed 2003-02-11
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549-1004
                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

       FOR QUARTER ENDED January 25, 2003 COMMISSION FILE NUMBER 1-9656

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

             Yes        X                            No
                 --------------                        ----------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

             Yes        X                            No
                 --------------                        ----------------

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the last practicable date:

           Class                               Outstanding at January 25, 2003
------------------------------                 -------------------------------
Common Shares, $1.00 par value                            55,974,225

                             LA-Z-BOY INCORPORATED
                    FORM 10-Q THIRD QUARTER OF FISCAL 2003

                               TABLE OF CONTENTS
                                                                         Page
                                                                       Number(s)
PART I  Financial Information                                          --------
      Item 1. Financial Statements
              Consolidated Statements of Income..........................  3-4
              Consolidated Balance Sheet.................................  5
              Consolidated Statement of Cash Flows.......................  6
              Consolidated Statement of Changes in Shareholders' Equity.. 7 Notes to Consolidated Financial Statements
               Note 1. Basis of Presentation.............................  8
               Note 2. Interim Results...................................  8
               Note 3. Reclassification..................................  8
               Note 4. Earnings per Share................................  8
               Note 5. Inventories.......................................  9
               Note 6. Restructuring.....................................  9
               Note 7. Divestiture.......................................  10
               Note 8. Segment Information...............................  10
               Note 9. New Accounting Pronouncement......................  11
               Note 10. Share Repurchases................................  12
               Note 11. Financial Guarantees and Product Warranties......  12-13
               Note 12. Debt.............................................  13

      Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations
              Cautionary Statement Concerning Forward-Looking Statements.  13-14
              Results of Operations......................................  14-18
              Liquidity and Capital Resources............................  18-19
              Outlook....................................................  19-20

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.  21

      Item 4. Controls and Procedures....................................  22


PART II  Other Information

      Item 6. Exhibits and Reports on Form 8-K...........................  22

Signature Page...........................................................  23

Certifications of Officers per Section 302 of the Sarbanes-Oxley Act.....  24-25


                                                       LA-Z-BOY INCORPORATED
                                                 CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited, amounts in thousands, except per share data)

                                                                            Third Quarter Ended
                                                    --------------------------------------------------------------------
                                                                                                    Percent of Sales
                                                                                    % Over      ------------------------
                                                      1/25/03        1/26/02        (Under)       1/25/03      1/26/02
                                                    -----------    -----------     ---------    -----------  -----------

Sales                                                  $510,539       $543,547        -6.1%        100.0%       100.0%
Cost of sales                                           392,247        416,295        -5.8%         76.8%        76.6%
                                                    -----------    -----------    ----------   ------------  -----------
  Gross profit                                          118,292        127,252        -7.0%         23.2%        23.4%
Selling, general and administrative                      78,731         89,894       -12.4%         15.5%        16.5%
Loss on divestiture                                          --         11,689          N/M            --         2.2%
                                                    -----------    -----------    ----------   ------------  -----------
  Operating income                                       39,561         25,669        54.1%          7.7%         4.7%

Interest expense                                          2,948          3,004        -1.9%          0.6%         0.6%
Other income, net                                           435            946       -54.0%          0.2%         0.2%
                                                    -----------    -----------    ----------   ------------  -----------
  Pretax income                                          37,048         23,611        56.9%          7.3%         4.3%
Tax expense                                              13,887          1,948       612.9%         37.5%*        8.3%*
                                                    -----------    -----------    ----------   ------------  -----------
  Net income                                            $23,161        $21,663         6.9%          4.5%         4.0%
                                                    ===========    ===========    ==========   ============  ===========

Basic average shares                                     56,444         60,827

Basic net income per share                                $0.41          $0.36

Diluted average shares                                   56,765         61,062

Diluted net income per share                              $0.41          $0.35

Dividends paid per share                                  $0.10          $0.09

   * As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                 LA-Z-BOY INCORPORATED
                                            CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited, amounts in thousands, except per share data)

                                                                             Nine Months Ended
                                                    ---------------------------------------------------------------------
                                                                                                    Percent of Sales
                                                                                    % Over       ------------------------
                                                       1/25/03        1/26/02       (Under)       1/25/03       1/26/02
                                                    ------------    -----------    --------      ---------    -----------
Sales                                                 $1,571,501     $1,557,890        0.9%         100.0%        100.0%
Cost of sales                                          1,203,960      1,232,129       -2.3%          76.6%         79.1%
                                                    ------------    -----------    --------      ---------    -----------
  Gross profit                                           367,541        325,761       12.8%          23.4%         20.9%
Selling, general and administrative                      247,857        259,820       -4.6%          15.8%         16.7%
Loss on divestiture                                           --         11,689         N/M             --          0.7%
                                                    ------------    -----------    --------      ---------    ------------
  Operating income                                       119,684         54,252      120.6%           7.6%          3.5%

Interest expense                                           7,128          8,004      -10.9%           0.5%          0.5%
Other income, net                                          1,945          2,317      -16.1%           0.2%          0.1%
                                                    ------------    -----------    --------      ---------    ------------
  Pretax income                                          114,501         48,565      135.8%           7.3%          3.1%
Tax expense                                               43,512         11,680      272.5%          38.0%*        24.1%*
                                                    ------------    -----------    --------      ---------    ------------
  Income before cumulative effect of
     accounting change                                    70,989         36,885       92.5%           4.5%          2.4%
Cumulative effect of accounting change
  (net of tax of $17,920)                                (59,782)            --         N/M          -3.8%            --
                                                    ------------    -----------    --------      ---------    ------------
   Net income                                            $11,207        $36,885      -69.6%           0.7%          2.4%
                                                    ============    ===========    ========      =========    ============

Basic average shares                                      57,652         60,837
                                                    ============    ===========
Basic net income per share before
  cumulative effect of accounting change                   $1.23          $0.61
Cumulative effect of accounting change
  per share                                                (1.04)            --
                                                    ------------    -----------
Basic net income per share                                 $0.19          $0.61
                                                    ============    ===========

Diluted average shares                                    58,076         61,000
                                                    ============    ===========

Diluted net income per share before
  cumulative effect of accounting change                   $1.22          $0.60
Cumulative effect of accounting change
  per share                                                (1.03)            --
                                                    ------------    -----------
Diluted net income per share                               $0.19          $0.60
                                                    ============    ===========

Dividends paid per share                                   $0.30          $0.27

   * As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                                   LA-Z-BOY INCORPORATED
                                                 CONSOLIDATED BALANCE SHEET
                                              (Unaudited, amounts in thousands)

                                                                                     Increase/(Decrease)
                                                   1/25/03          1/26/02          Dollars      Percent          4/27/02
                                                -------------    -------------     -----------  ----------      -------------
Current assets
  Cash and equivalents                               $23,817          $26,781          ($2,964)     -11.1%           $26,771
  Receivables, net                                   337,553          352,522          (14,969)      -4.2%           382,843
  Inventories, net                                   251,867          227,138           24,729       10.9%           208,657
  Deferred income taxes                               33,834           27,251            6,583       24.2%            35,035
  Other current assets                                19,841           18,368            1,473        8.0%            18,386
                                                -------------    -------------     -----------  ----------      --------------
    Total current assets                             666,912          652,060           14,852        2.3%           671,692
Property, plant and equipment, net                   211,639          214,952           (3,313)      -1.5%           205,463
Goodwill                                              78,807          109,371          (30,564)     -27.9%           108,244
Trade names                                           71,144          117,824          (46,680)     -39.6%           116,745
Other long-term assets                                69,409           57,808           11,601       20.1%            58,632
                                                -------------    -------------     -----------  ----------      ---------------
       Total assets                               $1,097,911       $1,152,015         ($54,104)      -4.7%        $1,160,776
                                                =============    =============     ===========  ==========      ===============

Current liabilities
  Lines of credit                                    $    --             $700            ($700)        N/M           $    --
  Current portion of long-term
      debt and capital leases                          2,130            1,184              946       79.9%             2,276
  Accounts payable                                    74,070           73,198              872        1.2%            68,497
  Accrued expenses and other
      current liabilities                            125,504          129,416           (3,912)      -3.0%           156,120
                                                -------------    -------------     -----------  ----------      ---------------
    Total current liabilities                        201,704          204,498           (2,794)      -1.4%           226,893
Long-term debt                                       221,759          141,451           80,308       56.8%           137,444
Capital leases                                         1,512            2,083             (571)     -27.4%             1,942
Deferred income taxes                                 28,513           46,545          (18,032)     -38.7%            46,145
Other long-term liabilities                           38,327           41,365           (3,038)      -7.3%            34,830
Contingencies and commitments
Shareholders' equity
  Common shares, $1 par value                         55,974           60,870           (4,896)      -8.0%            59,953
  Capital in excess of par value                     215,267          211,375            3,892        1.8%           215,060
  Retained earnings                                  339,365          451,793         (112,428)     -24.9%           444,173
  Accumulated other
      comprehensive loss                              (4,510)          (7,965)           3,455      -43.4%            (5,664)
                                                -------------    -------------     -----------  ----------      ---------------
    Total shareholders' equity                       606,096          716,073         (109,977)     -15.4%           713,522
                                                -------------    -------------     -----------  ----------      ---------------
      Total liabilities and
        shareholders' equity                      $1,097,911       $1,152,015         ($54,104)      -4.7%        $1,160,776
                                                =============    =============     ===========  ==========      ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                      LA-Z-BOY INCORPORATED
                                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Unaudited, amounts in thousands)


                                                                   Third Quarter Ended                 Nine Months Ended
                                                                --------------------------         -------------------------
                                                                   1/25/03      1/26/02               1/25/03      1/26/02
                                                                ------------  ------------         ------------   ----------
Cash flows from operating activities
  Net income                                                         $23,161       $21,663              $11,207      $36,885

  Adjustments to reconcile net income to cash
         provided by operating activities
    Cumulative effect of accounting change - net of
          income taxes                                                    --            --               59,782           --
    Loss on divestiture                                                   --        11,689                   --       11,689
    Depreciation and amortization                                      7,714        11,122               22,840       32,743
    Change in receivables                                             21,386        20,008               45,290       23,610
    Change in inventories                                             (5,515)        7,936              (40,441)      21,368
    Change in payables                                               (11,834)      (14,409)               5,066      (18,635)
    Change in other assets and liabilities                           (13,278)       (7,709)             (27,601)      (7,631)
    Change in deferred taxes                                          (1,702)       (7,171)               1,489         (247)
                                                                ------------  ------------         ------------   ----------
      Total adjustments                                               (3,229)       21,466               66,425       62,897
                                                                ------------  ------------         ------------   ----------
        Net cash provided by operating activities                     19,932        43,129               77,632       99,782

Cash flows from investing activities
  Proceeds from disposals of assets                                       85         1,365                1,232        2,208
  Capital expenditures                                                (7,011)      (11,386)             (25,777)     (23,342)
  Acquisitions, net of cash acquired                                      --            --               (3,089)          --
  Proceeds from divestiture                                               --         6,048                   --        6,048
  Change in other long-term assets                                      (641)        2,617              (14,920)       1,879
                                                                ------------  ------------         ------------   ----------
    Net cash used for investing activities                            (7,567)       (1,356)             (42,554)     (13,207)

Cash flows from financing activities
  Proceeds from debt                                                 109,435        50,700              187,162       92,276
  Payments on debt                                                   (97,706)      (85,947)            (105,333)    (162,094)
  Capital leases                                                        (146)         (137)                (430)        (408)
  Stock issued for stock option & 401(k) plans                         2,707         2,070               11,273       11,598
  Repurchase of common stock                                         (21,390)         (473)            (113,694)      (7,059)
  Dividends paid                                                      (5,681)       (5,471)             (17,366)     (16,427)
                                                                ------------  ------------         ------------   ----------
    Net cash used for financing activities                           (12,781)      (39,258)             (38,388)     (82,114)

Effect of exchange rate changes on cash and
        equivalents                                                      510          (531)                 356       (1,245)
                                                                ------------  ------------         ------------   ----------
Net increase (decrease) in cash and equivalents                           94         1,984               (2,954)       3,216
Cash and equivalents at beginning of period                           23,723        24,797               26,771       23,565
                                                                ------------  ------------         ------------   ----------
Cash and equivalents at end of period                                $23,817       $26,781              $23,817      $26,781
                                                                ============  ============         ============   ==========

Cash paid during period         -Income taxes                        $20,778       $14,366              $54,197      $22,866
                                -Interest                             $1,974        $1,822               $5,136       $7,038

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                                    LA-Z-BOY INCORPORATED
                                  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (Unaudited, amounts in thousands)
                                                                                                    Accumulated
                                                                      Capital in                     other com-
                                                          Common      excess of       Retained       prehensive
                                                          shares      par value       earnings          loss          Total
------------------------------------------------------------------------------------------------------------------------------
         At April 28, 2001......................          $60,501      $210,924        $427,616       ($3,895)       $695,146

Repurchases of common stock.....................           (1,849)                      (40,523)                      (42,372)
Stock issued for stock options/401(k)...........            1,301         4,136          17,215                        22,652
Dividends paid..................................                                        (21,886)                      (21,886)
Comprehensive income
   Net income...................................                                         61,751
   Unrealized loss on marketable
       securities, net of taxes.................                                                         (482)
   Realization of losses on marketable
       securities, net of taxes.................                                                        1,250
   Translation adjustment.......................                                                         (378)
   Change in fair value of interest rate
       swap agreements, net of taxes............                                                       (2,159)
    Total comprehensive income..................                                                                       59,982
                                                        ---------     ---------       ---------    ----------       ----------
         At April 27, 2002......................           59,953       215,060         444,173        (5,664)        713,522


Repurchases of common stock.....................           (4,584)                     (109,110)                     (113,694)
Stock issued for stock options/401(k)...........              605           207          10,461                        11,273
Dividends paid..................................                                        (17,366)                      (17,366)
Comprehensive income
  Net income....................................                                         11,207
  Unrealized loss on marketable
      securities, net of taxes..................                                                       (1,018)
  Realization of losses on marketable
      securities, net of taxes..................                                                          218
  Translation adjustment........................                                                        1,773
  Change in fair value of interest
      rate swap agreements, net of taxes........                                                          181
   Total comprehensive income...................                                                                       12,361
                                                        ---------     ---------       ---------    ----------       ----------
         At January 25, 2003....................          $55,974      $215,267        $339,365       ($4,510)        $606,096
                                                        ---------     ---------       ---------    ----------       ----------

    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Basis of Presentation
   The interim financial information is prepared in conformity with accounting principles generally accepted in the United States of America and, except as indicated in Note 9, such principles are applied on a basis consistent with those reflected in our 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments other than the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 discussed in Note 9, which are, in our opinion, necessary for a fair presentation of results for the respective interim period.

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

                                                     (Unaudited)
                                    Third Quarter Ended       Nine Months Ended
                                   ---------------------     -------------------
(Amounts in thousands)              1/25/03     1/26/02       1/25/03   1/26/02
                                   ---------   ---------     --------- ---------
Weighted average common shares
     outstanding (basic)             56,444      60,827        57,652    60,837
Effect of options                       321         235           424       163
                                   ---------   ---------     --------- ---------
Weighted average common shares
     outstanding (diluted)           56,765      61,062        58,076    61,000
                                   =========   =========     ========= =========

Note 5:  Inventories
   A summary of inventory follows:

                                                    (Unaudited)
                                   --------------------------------------------
         (Amounts in thousands)       1/25/03         1/26/02        4/27/02
                                   -------------   -------------  -------------
         Raw materials                 $80,584         $79,539        $72,389
         Work-in-progress               51,742          59,544         53,947
         Finished goods                131,567         100,535         94,062
                                   -------------   -------------  -------------
           FIFO inventories            263,893         239,618        220,398
           Excess of FIFO over LIFO    (12,026)        (12,480)       (11,741)
                                   -------------   -------------  -------------
             Inventories, net         $251,867        $227,138       $208,657
                                   =============   =============  =============

Note 6:  Restructuring
  In fiscal years 2002 and 2001, we recorded restructuring charges of $22.2 million and $11.2 million, respectively. The $22.2 million, which was recorded in cost of sales, was the result of closing down three manufacturing facilities and converting two others to warehousing, sub-assembly and import service operations. Of the $22.2 million, $3.7 million was attributable to the Upholstery segment and $18.5 million was attributable to the Casegoods segment. The total restructuring charges were comprised of $13.2 million in the second quarter and $9.0 million in the fourth quarter. As of January 25, 2003, substantially all of the 1,132 employees expected to be terminated as a result of these plans are no longer employed by the company. Restructuring liabilities along with charges to expense, cash payments or asset write-offs were as follows:

                                                Fiscal 2003
                                           ------------------------
                                                            Cash
                                            Charges       Payments
                             4/27/02           to         or Asset      1/25/03
(Amounts in thousands)       Balance        Expense      Write-offs     Balance
                            ---------      ---------    ------------    -------
 Severance and benefit
  related costs              $1,500             --         ($1,416)        $84
 Other                        3,100             --          (2,342)        758
                            ---------      ---------    -------------   -------
      Total restructuring    $4,600             --         ($3,758)       $842
                            =========      =========    =============   =======


                                                Fiscal 2002
                                           ------------------------
                                                            Cash
                                            Charges       Payments
                             4/28/01           to         or Asset      4/27/02
(Amounts in thousands)       Balance        Expense      Write-offs     Balance
                            ---------      ---------    ------------    -------
Fixed asset write-downs          --         $11,000       ($11,000)         --
Severance and benefit
 related costs               $1,200           4,600         (4,300)      $1,500
Inventory write-downs            --           3,500         (3,500)         --
Other                         2,700           3,100         (2,700)       3,100
                            ---------      ---------    ------------    -------
  Total restructuring        $3,900         $22,200       ($21,500)      $4,600
                            =========      =========    ============    =======

Note 7: Divestiture
   On November 30, 2001, we sold the operations of our Pilliod Furniture unit. We acquired Pilliod, which produces promotionally priced bedroom and occasional furniture at its manufacturing facility in Nichols, S.C., as part of our January, 2000 acquisition of LADD Furniture, Inc. The product line produced by Pilliod did not strategically align with our other product lines. The transaction generated a pretax loss of $11.7 million. A tax benefit of $11.8 million was generated, resulting in a small net gain with no earnings per share effect.


Note 8:  Segment Information
   Our reportable operating segments are the Upholstery segment and the Casegoods segment. Operating income for the quarter and nine months ended January 26, 2002 is net of $2.3 million and $6.9 million, respectively, of goodwill and trade name amortization expense. See Note 9 for additional information.

                                                                  (Unaudited)
                                               Third Quarter Ended                      Nine Months Ended
                                          -------------------------------        ---------------------------------
(Amounts in thousands)                      1/25/03           1/26/02               1/25/03            1/26/02
                                          -------------     -------------        --------------     --------------
Sales
  Upholstery segment                         $386,170          $396,553            $1,175,392         $1,094,190
  Casegoods segment                           125,483           147,274               399,535            464,398
  Eliminations                                 (1,114)             (280)               (3,426)              (698)
                                          -------------     -------------        --------------     --------------
     Consolidated                            $510,539          $543,547            $1,571,501         $1,557,890
                                          =============     =============        ==============     ==============

Operating income
  Upholstery segment                          $38,202           $37,277              $111,951            $85,193
  Restructuring                                    --                --                    --             (3,735)
                                          -------------     -------------        --------------     --------------
     Net Upholstery segment                    38,202            37,277               111,951             81,458

  Casegoods segment                             7,164             7,441                26,079             11,847
  Restructuring                                    --                --                    --             (9,452)
  Loss on divestiture                              --           (11,689)                   --            (11,689)
                                          -------------     -------------        --------------     --------------
     Net Casegoods segment                      7,164            (4,248)               26,079             (9,294)

  Corporate and other                          (5,805)           (7,360)              (18,346)           (17,912)
                                          -------------     -------------        --------------     --------------
  Consolidated                                 39,561            37,358               119,684             79,128
  Restructuring and divestiture                    --           (11,689)                   --            (24,876)
                                          -------------     -------------        --------------  -----------------
     Net Consolidated                         $39,561           $25,669              $119,684            $54,252
                                          =============     =============        ==============  =================


Note 9:  New Accounting Pronouncement
   Effective April 28, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We have determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization beginning in fiscal 2003. Amortization expense for goodwill and trade names was $9.3 million ($7.5 million after tax) in fiscal 2002. Of this $9.3 million, $3.3 million was attributable to the Upholstery segment and $6.0 million was attributable to the Casegoods segment. Excluding the effect of amortization, our reported net income for the third quarter of fiscal 2002 would have been increased to $23.6 million from $21.7 million and our diluted net income per common share would have been increased to $0.38 from $0.35 per common share. Excluding the effect of amortization, our reported net income for the first nine months of fiscal 2002 would have been increased to $42.5 million from $36.9 million and our diluted net income per common share would have been increased to $0.69 from $0.60 per common share.

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

   The following table summarizes changes to goodwill and trade names in fiscal 2003:



                                               Upholstery          Casegoods
    (Amounts in thousands)                        Group               Group
                                             ---------------     --------------
    Goodwill
    Balance as of 4/27/02                         $70,265            $37,979
    Effect of adopting SFAS No. 142               (17,062)           (12,349)
    Dispositions                                      (26)                --
                                             ---------------     --------------
    Balance at 1/25/03                            $53,177            $25,630
                                             ===============     ==============

    Trade names
    Balance as of 4/27/02                         $14,255           $102,490
    Effect of adopting SFAS No. 142                    --            (48,291)
    Acquisitions                                    2,690                 --
                                             ---------------     --------------
    Balance at 1/25/03                            $16,945            $54,199
                                             ===============     ==============

Note 10:  Share Repurchases
   The company is authorized to repurchase common stock under the repurchase program approved by our Board of Directors, the Incentive Stock Option Plan and the Restricted Share Plans. At January 25, 2003 approximately 5.1 million additional shares can be repurchased pursuant to the repurchase program. Our repurchases were as follows:

                                                 (Unaudited)
                                Third Quarter Ended          Nine Months Ended
                                -------------------          -----------------
(Amounts in thousands)          1/25/03     1/26/02          1/25/03   1/26/02
                                -------     -------          -------   -------
Shares repurchased                  892          94            4,584       569
Cash used for repurchases       $21,390        $473         $113,694    $7,059



Note 11:  Financial Guarantees and Product Warranties
   Effective for the third quarter of fiscal 2003, we adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure
   Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We have had no new guarantees since December 31, 2002, and therefore we have not recognized any liability related to guarantees subject to this Interpretation in our financial statements as of January 25, 2003.

   Prior to December 31, 2002 we provided secured and unsecured financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Galleries (R) which are not owned by the company. Loan guarantees are generally for real estate mortgages and have terms lasting from 1 to 5 years. Lease guarantees are generally for real estate leases and have terms lasting from 1 to 5 years. These loan and lease guarantees arose to facilitate the credit of the related dealer. The guaranteed party is required to make periodic fee payments to us in exchange for the guarantees.

   We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum potential amount of future payments under loan guarantees and lease guarantees were $12.6 million and $5.4 million, respectively, as of January 25, 2003. Should a dealer default on a loan, we expect to be able to liquidate the mortgaged property, the proceeds of which we anticipate would cover most of the maximum potential amount of future payments under these guarantees.

   We have from time to time entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

   Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims. A reconciliation of the changes in our product warranty liability is as follows:

                                                         (Unaudited)
                                                         -----------
     (Amounts in thousands)                                1/25/03
                                                         -----------
     Balance as of the beginning of the year                $23,038
     Accruals for warranties issued during the period         5,886
     Settlements made during the period                      (8,450)
                                                         -----------
     Balance as of the end of the period                    $20,474
                                                         ===========

Note 12:  Debt

   In addition to our previously existing credit facilities, on December 19, 2002 we completed a private placement of $86.0 million in La-Z-Boy Incorporated unsecured notes with $36.0 million of these notes having a maturity of seven years and the remaining $50.0 million having a maturity of ten years. The fixed rate on the seven year notes is 4.56% and on the ten year notes is 5.25%. The proceeds from this debt issuance were used to reduce $71.0 million of the company's bank borrowings and for general corporate purposes. This financing strengthened the financial flexibility of our overall capital structure by staggering our debt maturities. As of January 25, 2003, unused lines of credit and commitments were $323.1 million under several credit arrangements.



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

Many important factors, including, but not limited to, future economic, political and industry conditions (for example, changes in interest rates, changes in consumer demand, changes in currency exchange rates, changes in demographics and consumer sentiment, changes in housing sales, energy price changes, terrorism impacts, war and changes in the availability and cost of capital); competitive factors (such as the competitiveness of foreign-made products, new manufacturing technologies, or other actions taken by current or new competitors); operating factors (for example, supply, labor, or distribution disruptions including logistics of imports, changes in operating conditions or costs, effects of restructuring actions and changes in regulatory environment); and factors relating to acquisitions, could affect our future results and could cause those results or other outcomes to differ materially from what may be expressed or implied in our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for new developments or otherwise.




Results of Operations

Third Quarter Ended January 25, 2003 Compared to Third Quarter Ended January 26, 2002.

See page 3 for the consolidated statement of income with analysis of percentages and calculations.

Our results for the third quarter of fiscal 2002 included the operations of our former Pilliod subsidiary, which is included in the Casegoods segment and which we divested effective November 30, 2001.

Third quarter sales decreased 6.1% from the prior year third quarter to $510.5 million. On a comparable basis, excluding Pilliod's sales, the cessation of operations by HickoryMark during the second quarter of fiscal 2003, and the acquisition of five retail stores in our Retail division during the first half of fiscal 2003, the decrease in sales totaled 4.1%. After eliminating the effects of the Retail acquisitions and HickoryMark, the Upholstery segment had a 0.7% decrease in sales, while the Casegoods segment had a 12.7% decline in sales after taking into account the Pilliod 2002 third quarter sales.

The following table shows the impact of dispositions, acquisitions and cessations of operations on our third quarter sales:

                                         Upholstery              Casegoods
  (Amounts in thousands)             1/25/03     1/26/02     1/25/02    1/26/02
                                    ---------   ---------   ---------  ---------
  Sales as reported                  $386,170    $396,553    $125,483  $147,274
  Year over year change                (2.6%)                 (14.8%)

  Dispositions, acquisitions and
     cessations                        (2,033)     (9,729)        --     (3,458)
                                    ---------   ---------   ---------  ---------
  Adjusted sales                      384,137     386,824     125,483   143,816
  Adjusted year over year change       (0.7%)                 (12.7%)

                                         Consolidated
                                     1/25/03     1/26/02
                                    ---------   ---------
  Sales as reported                  $510,539    $543,547
  Year over year change                (6.1%)

  Dispositions, acquisitions and
     cessations                        (2,033)    (13,187)
                                    ---------   ---------
    Adjusted sales                    508,506     530,360
    Adjusted year over year change     (4.1%)


The major factor contributing to the decrease in sales was the weak sales in the Casegoods segment. The Casegoods segment decrease in sales was partially the result of our decision to not sacrifice margin for the sake of generating sales. Our long-term goal is to deliver style and quality at a competitive price with shortened delivery times to regain market share at acceptable margins. Additionally, three of our Casegoods companies are in the upper middle price points, and this price point has seen a more dramatic decline in customer demand than in the lower price points. Our Upholstery segment's decrease was due to a softening in business at retail during the current quarter combined with a very strong sales quarter last year.

Gross profit as a percent of sales decreased slightly to 23.2% as compared to 23.4% in the fiscal 2002 third quarter. The main reason for the consistency in gross profit percentage was that our decrease in sales was somewhat offset by better absorption of overhead in the factories, relating to management's continued efforts to adjust capacity of the plants to production requirements. The restructurings announced in both fiscal 2001 and 2002 continued to positively impact the current year gross margins as we better matched domestic production requirements and plant manufacturing capacity, which somewhat offset the margin effect of the declining Casegoods volume.

Selling, general & administrative (S, G & A) expenses as a percent of sales declined from 16.5% in third quarter fiscal 2002 to 15.5% in the current quarter. On a comparable basis, excluding amortization expense from the prior year quarter, S, G & A as a percent of sales would have been 16.1% for the fiscal 2002 third quarter. The decline was attributable to the Casegoods segment's continued cost cutting efforts and efficiencies created by restructurings in both fiscal 2001 and 2002, as well as an overall decline in warranty costs for the current year quarter.

Operating income as a percent of sales increased to 7.7% from 4.7% in the previous year's third quarter. Excluding the divestiture and amortization expense in the 2002 fiscal quarter, operating margins would have been 7.3% in the previous year's quarter. The Casegoods margin went from 6.1% in the 2002 fiscal quarter to an operating margin of 5.7% in the current year quarter, excluding divestiture and amortization expense. With the closing of four Casegoods plants and converting two other plants to warehouse, sub-assembly and import service operations, as well as divesting Pilliod, the Casegoods segment was able to offset a majority of its margin reduction due to the sales decline. In addition, the Upholstery segment, benefiting from better gross margins, increased its margins to 9.9% from 9.6% in the previous year's quarter, excluding amortization expense.

The interest expense remained at a comparable level with last year. We expect interest expense in future periods to be higher due to the higher debt levels.

Our income tax rate of 37.5% was higher than the 8.3% rate of last year's third quarter due to the effects of the Pilliod divestiture. Without the $11.8 million divestiture tax benefit, in the prior year the third quarter income tax rate would have been 39.0%. The annual effective income tax rate is expected to be 38.0% for fiscal year 2003. This has been lowered from the 38.25% provided for the first six months of fiscal year 2003.

Nine Months Ended January 25, 2003 Compared to Nine Months Ended January 26,
2002.

See page 4 for the consolidated statement of income with analysis of percentages and calculations.

Our results for the nine months ended January 26, 2002 included the operations of our former Pilliod subsidiary, which was included in the Casegoods segment and which we divested effective November 30, 2001.

Nine months sales increased 0.9% to $1,571.5 million from the prior year comparable period. On a comparable basis, excluding Pilliod's sales, the cessation of operations by HickoryMark during the second quarter of 2003, and the acquisition of five retail stores, during the first half of 2003, the increase in sales totaled 3.2%.

The following table shows the impact of dispositions, acquisitions and cessations of operations on our nine month's ended sales:

                                      Upholstery                Casegoods
(Amounts in thousands)           1/25/03       1/26/02     1/25/03     1/26/02
                                ---------     ---------   ---------   ---------
Sales as reported              $1,175,392    $1,094,190    $399,535    $464,398
Year over year change                7.4%                   (14.0%)

Dispositions, acquisitions and
    cessations                    (19,241)      (29,614)         --     (24,203)
                                ---------     ---------   ---------   ---------
Adjusted sales                  1,156,151     1,064,576     399,535     440,195
Adjusted year over year change       8.6%                    (9.2%)

                                      Consolidated
                                 1/25/03       1/26/02
                                ---------     ---------
Sales as reported              $1,571,501    $1,557,890
Year over year change                0.9%

Dispositions, acquisitions and
   cessations                     (19,241)      (53,817)
                                ---------     ---------
Adjusted sales                  1,552,260     1,504,073
Adjusted year over year change       3.2%

The major factor contributing to the increased sales was the ongoing strength of the La-Z-Boy Furniture Galleries(R) proprietary store system. Our previously mentioned acquisition of five retail stores also contributed to our sales growth for the first nine months. Excluding the sales relating to HickoryMark and the sales relating to the five retail stores, the Upholstery segment had an 8.6% increase in sales while the Casegoods segment had a 9.2% decline in sales after taking into account the Pilliod 2002 nine months sales. Our Casegoods segment nine month sales were affected by the weak sales activity in the hospitality sector and the fact that three of our Casegoods companies are in the upper middle price points, and this price point has seen a more dramatic decline in customer demand than in the lower price points.

Gross profit as a percent of sales increased to 23.4% as compared to 20.9% in the fiscal 2002 nine months. On a comparable basis, excluding restructuring expense from the prior year, gross profit as a percent of sales would have been 21.8% for the fiscal 2002 nine months. Although the increased Upholstery sales volume contributed to the increased gross margins through better absorption of overhead in the factories, the main reason for the increase was management's continued efforts to adjust capacity of the plants to production requirements. The restructurings announced in both fiscal 2001 and 2002 continued to positively impact the current year gross margins as we better matched domestic production requirements and plant manufacturing capacity. Additionally, the Casegoods segment margins have shown improvement during the current nine months due to our increased sales of imported goods, which we are able to sell at higher margins than comparable products manufactured domestically.

Selling, general & administrative (S, G & A) expenses as a percent of sales declined from 16.7% in first nine months of fiscal 2002 to 15.8% in the first nine months of the current fiscal year. On a comparable basis, excluding amortization expense from the prior year nine months, S, G & A as a percent of sales would have been 16.2% for the fiscal 2002 nine months. This comparable decline was attributable to the continued cost cutting efforts and efficiencies created by restructurings in both fiscal 2001 and 2002, as well as lower warranty costs in the current nine month period.

Operating income as a percent of sales increased to 7.6% from 3.5% in the previous year's first nine months. Excluding the restructuring, divestiture and amortization expense in the first nine months of fiscal 2002, operating margins were 5.5%. The Casegoods operating margin went from 3.5% in the first nine months of 2002, to 6.5% in the current nine months, excluding restructuring, divestiture and amortization expense. With the closing of four Casegoods plants and converting two other plants to warehouse, sub-assembly and import service operations, as well as divesting Pilliod, the Casegoods segment was able to reduce its overhead at a faster rate than the sales decline. In addition, the Upholstery segment, benefiting from its strong nine months sales growth, increased its margins from 8.0% to 9.5% in the current year's first nine months, excluding restructuring and amortization expense.

The decline in interest expense was attributable to a slight decline in average debt over the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. In addition, the average interest rate declined during the first nine months of fiscal 2003. We expect interest expense in future periods to be higher due to the higher debt levels.

Our income tax rate of 38.0% was higher than the 24.1% rate of last year's first nine months due to the effects on the prior year of the Pilliod divestiture. Without the $11.8 million divestiture tax benefit, the prior year's nine month income tax rate would have been 39.0%. The annual effective income tax rate is expected to be 38.0% for fiscal year 2003. This has been lowered from the 38.25% provided for the first six months of fiscal year 2003.


Liquidity and Capital Resources

See pages 3 through 7 for our Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows and Consolidated Statement of Changes in Shareholders' Equity.

Cash flows from operations amounted to $77.6 million in the first nine months of fiscal year 2003 compared to $99.8 million in the prior year.

Capital expenditures were $25.8 million during the first nine months ended January 25, 2003 compared to prior year's $23.3 million. In the aggregate, capital expenditures, dividends and stock repurchases totaled approximately $156.8 million during the first nine months of fiscal 2003, which was up from about $46.8 million in the first nine months of fiscal 2002. This increase was primarily attributable to stock repurchase expenditures, which were $106.6 million higher than the previous year's nine months.

During the first nine months of the current fiscal year, we used $113.7 million to repurchase common stock under the following three plans: (i) repurchase program approved by our Board of Directors; (ii) the Incentive Stock Option Plan; and (iii) the Restricted Share Plans. We used $7.1 million to repurchase common stock during the first nine months last year. As of January 25, 2003, approximately 5.1 million additional shares can be repurchased pursuant to the repurchase program.

Our debt-to-total-capitalization percentage (total debt divided by shareholders' equity plus total debt) was 27.1% at January 25, 2003, 16.6% at April 27, 2002, and 16.9% at January 26, 2002. Our third quarter is generally our lowest cash generation period, due to the normal seasonal sales trends of our business, therefore causing higher borrowings and our higher debt-to-capital percentage at the end of the third quarter. Additionally, the debt-to-capital percentage was significantly impacted by the stock repurchases in the current year quarter. We do not expect our debt-to-total-capitalization ratio to exceed 30.0%.

In addition to our previously existing credit facilities, on December 19, 2002 we completed a private placement of $86.0 million in La-Z-Boy Incorporated unsecured notes with $36.0 million of these notes having a maturity of seven years and the remaining $50.0 million having a maturity of ten years. The fixed rate on the seven year notes is 4.56% and on the ten year notes is 5.25%. The proceeds from this debt issuance were used to reduce $71.0 million of the company's bank borrowings and for general corporate purposes. This financing strengthened the financial flexibility of our overall capital structure by staggering our debt maturities. As of January 25, 2003, unused lines of credit and commitments were $323.1 million under several credit arrangements.


Outlook

The current outlook for our industry is very different in each of our two operating segments. The upholstery segment of the industry is expected to perform better than the casegoods segment, particularly in the middle price points, because upholstery tends to be influenced by changing styles and colors, typically can be bought as a single item, typically has a moderate wear life cycle and is not a "big ticket" purchase. On the contrary, casegoods are often a multiple item, lifetime "big ticket" purchase with styles that change less.

The factors that currently are impacting the industry include the stimulative impact of housing turnover, new home sales, and low interest rate refinancings, all of which should benefit the industry. However, this has been offset by a waning consumer confidence caused by the threat of war and terrorist alerts, higher unemployment and a declining stock market. Additionally, U.S. furniture manufacturers continue to face the competitive threat of imports as many retailers consider sourcing product direct, particularly casegoods.

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

We expect interest expense for the remainder of fiscal 2003 to be more than last year's comparable period.

We are anticipating our fiscal 2003 full year income tax rate to be approximately 38.0% down from 39.0%, excluding the tax benefit of the Pilliod divestiture, mainly due to the elimination of goodwill amortization.

We estimate that our diluted net income per share for the fourth quarter ending April 26, 2003 will be between $0.43 - $0.48 with sales to be down in the mid-single digit range - excluding the impact of HickoryMark. Diluted net income per share before cumulative effect of accounting change is expected to be $1.65 - $1.70 for our full fiscal year ending April 26, 2003 with flat sales or a slight increase for the second half of the year. This compares to earnings per diluted share in fiscal year 2002 of $1.01. Prior to restructuring charges of $0.22 in fiscal 2002, earnings per diluted share were $1.23.

We expect total capital expenditures to be between $32.0 million and $37.0 million for fiscal 2003. This compares to $33.0 million of capital expenditures in fiscal 2002.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities, but we have no commitments for repurchases. It is not anticipated that our leverage, as measured by debt to capitalization, would exceed 30.0% in fiscal 2003.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends for the remainder of fiscal year 2003 and fiscal year 2004 from cash generated by operations and borrowings under available lines of credit.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for periods beginning after December 15, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300.0 million revolving credit facility under which we had $70.0 million borrowed at January 25, 2003. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on a portion of this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70.0 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from 0.475% to 0.800%. Management estimates that a 1.0% change in interest rates would not have a material impact on the results of operations for fiscal 2003 based upon the year end levels of exposed liabilities.

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


                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (4) Instruments defining the rights of holders of privately-placed unsecured notes issued during quarter omitted pursuant to paragraphs (iii)(A) and (v) of Item 601(b)(4) of Regulation S-K. Registrant hereby agrees to furnish a copy of each such instrument to the SEC upon its request.

      (11) Statement of Computation of Per Share Earnings See note 4 to the financial statements included in this report.

      (99.1) Press Release dated February 11, 2003

      (99.2) Certifications Pursuant to 18 U.S.C. Section 1350

(b)   Reports on Form 8-K

      We filed a Form 8-K on December 19, 2002 containing a press release with respect to private debt placement.

      We filed a Form 8-K on January 14, 2003 containing a press release with respect to La-Z-Boy Incorporated Comments on January Quarter Guidance.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             LA-Z-BOY INCORPORATED
                                             ------------------------
                                                  (Registrant)

Date:  February 11, 2003                     /s/ Louis M. Riccio, Jr.
                                             ------------------------
                                             Louis M. Riccio, Jr.
                                             On behalf of the registrant and as
                                             Chief Accounting Officer

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

Date: February 11, 2003                     /s/Gerald L. Kiser
                                            ------------------
                                            Gerald L. Kiser
                                            Chief Executive Officer

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

Date: February 11, 2003                           /s/David M. Risley
                                                  ------------------
                                                  David M. Risley
                                                  Chief Financial Officer

Exhibit 99.1

LA-Z-BOY REPORTS THIRD QUARTER RESULTS
--------------------------------------

MONROE, MI. February 11, 2003 - La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported results for its third fiscal quarter ended January 25, 2003. Net sales for the quarter totaled $511 million, a 6% decrease compared to the year-earlier quarter. For the first nine months, net sales increased 1% compared to the same period of fiscal 2002. Adjusted to exclude the divestiture of Pilliod in November 2001, the cessation of operations by HickoryMark, announced in August 2002, and the acquisition of five retail stores in Boston and Kansas City, net sales were down 4% for the third quarter and up 3% for the first nine months.

Diluted earnings per share for the January quarter were $0.41 - which is in line with the company's most recent revised guidance. This compares to $0.35 per diluted share in the same quarter of fiscal 2002. Earnings for the first nine months of fiscal 2003 totaled $1.22 per diluted share before the cumulative effect of a change in accounting principle for goodwill and intangible assets resulting from the company's adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"). In comparison, the company earned $0.82 per diluted share in the first nine months of fiscal 2002, prior to a $0.13 restructuring charge and adjusted for discontinued amortization expense.

The elimination of goodwill and trade name amortization under SFAS 142 would have added $0.03 and $0.09, respectively, to diluted earnings per share for last year's third quarter and first nine months, had SFAS 142 been in effect then. Including the cumulative effect of the change in accounting principle, net income for the nine months ended January 25, 2003 was $0.19 per diluted share.

Despite the lower sales, the company's operating margin increased to 7.7% in the January 2003 quarter, from 7.3% in the same period a year earlier, adjusted for discontinued amortization expense and the above-mentioned divestiture of Pilliod. This represented the fifth consecutive quarter of improvement in operating margin, as "normalized" to exclude discontinued amortization and the various restructuring and divestiture expenses recorded during fiscal year 2002.

President and CEO Jerry Kiser said, "Although we were pleased with our ability to generate an operating margin increase for the latest quarter, we were disappointed by the period's sales trends - particularly the continuing decline in our casegoods (wood furniture) segment. Upholstery sales for the quarter were essentially flat compared to the year earlier quarter, which was primarily the result of a slowing retail sales environment and the comparison against extremely strong gains recorded in the January 2002 quarter, especially in the La-Z-Boy Residential division."

Business segments
-----------------
Third quarter upholstery segment sales declined 3% from a year earlier in total, and were down 1% excluding the phase-out of the HickoryMark brand and the company's acquisition of five retail stores mentioned earlier. The upholstery operating margin for the quarter was 9.9%, compared to a normalized 9.6% a year earlier. For the first nine months, upholstery sales rose 9% on a comparable basis, and the nine-month operating margin increased to 9.5% in the current fiscal year, from an 8.0% normalized margin in the same period of fiscal 2002.

Kiser noted, "The continued softening in business at retail that began in December and continues, combined with a very strong sales quarter last year, made meeting comparisons difficult. In fact, last year our third quarter upholstery sales were up 7% compared to the same period of fiscal 2001, while the majority of the industry was still seeing declining revenues. In light of these conditions, we were not that disappointed with this performance."

Casegoods sales for the third quarter declined 15% from the year-earlier period, and were down 13% excluding Pilliod, while nine-month sales were lower by 14% and 9%, respectively. Despite these sales declines, the casegoods segment's operating margin remained fairly steady at 5.7% from a normalized 6.1% for the prior year quarter and was 6.5% for the first nine months, up from 3.5% in the same period of fiscal 2002.

Commenting on the performance of the casegoods group, Kiser said "This quarter's sales decline for our casegoods group was partially the result of our decision to not sacrifice margin for the sake of generating sales. We continue to believe that long-term our ability to deliver style and quality at a competitive price with shortened delivery times will enable us to regain this market share at acceptable margins. Additionally, American Drew, Kincaid and Pennsylvania House, which are in the upper middle price points, have seen a more dramatic pullback in customer demand than in the lower price point categories. Our casegoods group is being refocused to compete in today's truly global marketplace and continues to make progress as evidenced by the increasing margins during the year in the face of declining sales."

He added, "We continued to strengthen our proprietary distribution networks during the most recent quarter, both at the La-Z-Boy Residential division and at several other La-Z-Boy companies. During the last three months, we added five new generation La-Z-Boy Furniture Galleries(R) stores to our network, in five different states. We also relocated two existing Furniture Galleries(R) stores, renovated a third and closed three older locations, for a two store net addition to the system. Of the 310 Furniture Galleries(R) stores we had open at the end of our January quarter, 39 have the more productive New Generation format. In addition, our England division added 11 new locations to its independently-owned Custom Comfort Center network, and ended the quarter with 121 in-store Custom Comfort Center galleries and four stand-alone stores. Also during the quarter Lea continued to add La-Z-Boy Youth Collections by Lea dedicated space with nearly 50 new openings, bringing the total to 285 galleries."

Balance sheet
-------------
Inventories increased slightly during the January quarter as the result of the combination of the timing of shipments of imported inventories and lower than expected sales. During the third quarter, the company repurchased 875,000 shares of La-Z-Boy Incorporated's outstanding common stock for $21.1 million. Through the first nine months of fiscal 2003, 4.5 million shares, or approximately 7.5% of the company's total shares outstanding at the year ended April 27, 2002, were repurchased for $113 million. As of January 25, 2003, 5.1 million shares remained available under the company's stock repurchase authorization. Total debt rose 5% during the quarter, to $225 million. During the quarter, the company privately placed $86 million in 7 and 10-year La-Z-Boy Incorporated notes at fixed interest rates of 4.56% and 5.25%, respectively.

Kiser commented "The private placement of debt we completed in the third quarter significantly strengthened the financial flexibility of our overall capital structure by laddering our debt maturities and allowed us to take advantage of what are historically very attractive interest rates. Our total debt at the end of the most recent quarter represented 27.1% of the company's capitalization, compared with 26.1% at the start of the quarter and is within our targeted range."

Business outlook
----------------
Commenting on the outlook, Kiser said, "Coupled with the current unsettled condition of the economy, including continuing consumer caution, weak retail sales, rising energy costs and the uncertainties posed by the threat of a conflict in Iraq, and the strong upholstery sales comparisons in last year's fourth quarter, we now expect our 2003 fiscal fourth quarter sales to be down in the mid-single digit percentage range, excluding the impact of HickoryMark. Diluted earnings per share for the quarter are anticipated to be in the range of $.43 - $.48." This guidance would result in sales for the 2003 fiscal year being flat to slightly down, excluding Pilliod and HickoryMark, with full year earnings in the $1.65 - $1.70 range per diluted share, excluding the cumulative effect of the company's adoption of SFAS 142. In comparison, fiscal 2002's normalized earnings were $1.35 per diluted share.

Conference Call Information
---------------------------
The dial-in phone number for the February 12th conference call at 11 a.m. E.S.T. will be (800) 374-1298 for persons calling from within the U.S. or Canada, and
(706) 634-5855 for international callers. The call will also be webcast live and archived on the Internet, with both accessible at www.la-z-boy.com. A telephone replay will be available for a week following the live call. This replay will be available to callers from the U.S. and Canada at (800) 642-1687 and to international callers at (706) 645-9291, with a passcode of 7541970.

Forward-looking Information
---------------------------
Any forward-looking statements contained in this news release are based on current information and assumptions and represent management's best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, the availability and cost of capital, the impact of imports, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the regulatory environment, the impact of new manufacturing technologies, factors relating to acquisitions and other factors identified from time to time in the company's reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Additional Information
----------------------
This news release is just one part of La-Z-Boy's financial disclosures and should be read in conjunction with other information filed with the Securities and Exchange Commission, which is available at http://www.la-z-boy.com. Investors and others wishing to be notified of future news releases, SEC filings and conference calls may sign up at:
http://my.lazboy.com/mygallery/investor_relations.cfm.

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

The corporation's vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 310 stand-alone La-Z-Boy Furniture Galleries(R) stores and 319 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company's Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry's fifth largest U.S. furniture retailer. Additional information is available at www.la-z-boy.com.

Exhibit 99.2
                      CERTIFICATION OF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the "Company") hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended January 25, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/David M. Risley
-----------------------------------
David M. Risley
Senior Vice President and Chief Financial Officer
February 11, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                      CERTIFICATION OF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the "Company") hereby certifies, to such officer's knowledge, that the Company's Quarterly Report on Form 10-Q for the period ended January 25, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Gerald L. Kiser
-----------------------------------
Gerald L. Kiser
President and Chief Executive Officer
February 11, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
section 1350 and is not being filed as part of the Report or as a separate disclosure document.