Form 10-K
period 2003-04-26
LA-Z-BOY INC
filed 2003-06-20
CIK 57131

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED APRIL 26, 2003
                          Commission File No. 1-9656

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.          [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                       Yes [X]                No [ ]

Based on the closing price on the New York Stock Exchange on June 6, 2003, the aggregate market value of Registrant's common shares held by nonaffiliates of the Registrant was $1,223 million.

The number of common shares outstanding of the Registrant was 54,722,232 as of June 6, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's 2003 Annual Report to Shareholders for the year ended April 26, 2003 are filed as an exhibit and incorporated by reference into Parts I and II.

(1) Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 12, 2003 are incorporated by reference into Part III.


                         LA-Z-BOY INCORPORATED FORM 10-K ANNUAL REPORT - 2003
                                           TABLE OF CONTENTS


                                                                                                Page
                                                                                              Number(s)
       Cautionary Statement Concerning Forward-Looking Statements                              3

       PART I
          Item 1.  Business...........................................................       3-10
          Item 2.  Properties.........................................................        10
          Item 3.  Legal Proceedings .................................................        10
          Item 4.  Submission of Matters to a Vote of Security Holders................        11
          Executive Officers of the Registrant .......................................        11

       PART II
          Item 5.  Market Price for Registrant's Common Equity and
                     Related Stockholder Matters......................................      12-13
          Item 6.  Selected Financial Data............................................        13
          Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operation...............................        13
          Item 7a. Quantitative and Qualitative Disclosures about
                     Market Risk......................................................        13
          Item 8.  Financial Statements and Supplementary Data........................        13
          Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosures..........................        14

       PART III
          Item 10.  Directors and Executive Officers of the Registrant................        14
          Item 11.  Executive Compensation............................................        14
          Item 12.  Security Ownership of Certain Beneficial Owners
                     and Management...................................................        14
          Item 13.  Certain Relationships and Related Transactions....................        14

       PART IV
          Item 14.  Controls and Procedures...........................................        14
          Item 15.  Principal Accountant Fees and Services............................        14
          Item 16.  Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K..............................................      15-17

Note: The responses to Items 10 through 13 are included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 12, 2003.
The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

   future income and margins                    future economic performance
   future growth                                industry and importing trends
   adequacy and cost of financial resources     management plans

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," " intends" and "expects" or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of SARS on imports, the impact of logistics on imports, the impact of interest rate changes, the availability and cost of capital, the impact of imports as it relates to continued domestic production, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the regulatory environment, the impact of new manufacturing technologies, factors relating to acquisitions and other factors identified from time to time in the company's reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.




                                    PART I

ITEM 1.  BUSINESS.
------------------
The successor to a business founded over 75 years ago, La-Z-Boy Incorporated is the second largest residential furniture manufacturer and import distributor in the United States in terms of sales and the leading global producer of reclining chairs. We have two segments consisting of 14 operating units. These operating units market a wide range of upholstery and wood furnishings. In addition to upholstery and wood, we market contract furniture to the hospitality, healthcare and assisted living industries.

During our fiscal year ended April 29, 2000 (fiscal 2000), we acquired three furniture manufacturers: Bauhaus USA, Inc., Alexvale Furniture, Inc. and LADD Furniture, Inc. These acquisitions, all of which were accounted for as purchases, increased our sales and number of employees by about 50% on an annualized basis. In addition to these acquisitions, we have increased our ownership of retail stores during the past several years.

During fiscal years 2002 and 2001, we recorded $22.2 million and $11.2 million, respectively, in expenses relating to several restructuring plans. Also during fiscal 2002, we sold the operations of Pilliod Furniture, which we acquired as part of the LADD acquisition. Pilliod's product line did not strategically align with our other product lines. During fiscal 2003, our HickoryMark division, also a part of the LADD acquisition, ceased operations. In June 2003, we announced an additional restructuring plan within our Casegoods segment. The restructuring related expenses are expected to be approximately $10.0 million to be recorded mainly in our first half of fiscal 2004. You can find more information about our restructurings, and the Pilliod divestiture in Notes 14 and 15 to our consolidated financial statements (pages 82 and 83) included in Exhibit (13) which is incorporated in this item by reference. The restructuring and Pilliod divestiture as well as the HickoryMark cessation of operations are also discussed in the "Management's Discussion and Analysis" section included in Exhibit (13) (pages 87 through 104), which is incorporated in this item by reference.


Principal Products and Industry Segments

Our reportable operating segments are the Upholstery Group and the Casegoods Group. These segments parallel the organizational restructuring announced July 23, 2001 that realigned our top management team to streamline and focus our business. The Upholstery Group segment and the Casegoods Group segment each have a president (the Casegoods president position is currently vacant) with support staff positions. Within each segment there are several operating units that share best practices to achieve purchasing, cross-manufacturing and cross-selling synergies.

Our largest segment in terms of sales is the Upholstery Group. The operating units in the Upholstery Group are Bauhaus, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract, La-Z-Boy UK and Sam Moore. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Our second segment is the Casegoods Group. The operating units in the Casegoods Group are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House. This group primarily sells manufactured or imported hardwood or hardwood veneer furniture to furniture retailers and the hospitality industry. Approximately 31% of this segment's fiscal 2003 finished goods sales was imported product. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, and accent pieces.

You can find additional detailed information regarding our segments and the products which comprise the segments in Note 18 to our consolidated financial statements (pages 84 and 85) and our "Management's Discussion and Analysis" section (pages 87 through 104), both of which are included in Exhibit (13) and are incorporated in this item by reference.


Raw Materials & Parts

In fiscal 2003, raw material costs were about 39% of sales. The raw material costs as a percent of sales was 40% for the Upholstery Group and 34% for the Casegoods Group in fiscal 2003.

The principal raw materials for the Upholstery Group are purchased cover, steel for motion mechanisms, polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, and lumber and plywood for frames and exposed wood parts. Purchased cover, primarily fabrics and leather, is the largest raw material for this segment, representing about 42% of the Upholstery

Group's total raw material costs. We generally buy purchased cover from a few sources, but we foresee no significant difficulty if we needed to switch to other sources. Most of the purchased cover is in a raw state (a roll or hide), then cut and sewn into parts in our plants. There is a growing practice, especially for leather, to purchase fully cut and sewn parts from areas outside of the United States including but not limited to: Argentina, Brazil, China, Italy, Thailand and Uruguay. We expect this trend to continue given the lower labor costs in some of these areas and other existing economic conditions. By importing cut and sewn leather parts, we are able to recognize savings of 15-20% compared to what we could purchase and fabricate these parts for in the U.S.

The principal raw materials used in the Casegoods Group are hardwoods, plywood and chipwood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber is the Casegoods Group's largest raw material cost, representing about 19% of the segment's total raw material costs.

We are experiencing price increases in some of our major raw materials and we expect the trend to continue in the near term. Polyurethane foam, the second largest raw material for our Upholstery Group which is generally purchased in the vicinity of any given plant, has seen price increases of about 3%-5% due to its sensitivity to changes in the price of oil. Over the past twelve months, hardwood lumber costs have fluctuated depending on the type of lumber ranging from a 3% increase in soft maple to a 35% increase in cherry. Hardwood lumber historically has had measurable changes in price over the short term.


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


Finished Goods Imports

Imported finished goods for our Casegoods Group represented 31% of the segment's fiscal 2003 sales up from 21% in fiscal 2002. Imported finished goods represented only about 8% of our consolidated fiscal 2003 sales. Most of these imports are from the Far East. Increased imported casegoods is a trend being seen throughout the furniture industry and this trend is expected to continue. While the majority of upholstered product sold in this country is domestically produced, there is a growing presence of imported fully-upholstered product, particularly leather. Imported finished goods and components are lowering costs which in turn are deflating selling prices to consumers. As a result of these deflated selling prices, there has been some decline in our domestic margins due to our domestic manufactured costs being higher than our imported costs. The importing of furniture is also changing how some large retailers and dealers are purchasing goods for their stores. Some retailers are buying direct from overseas and bypassing domestic distribution altogether. This increased import activity was the major contributor to our decision to restructure our casegoods manufacturing capability over the last three years. We are improving our purchasing, logistics and warehousing capabilities for these imports across our different operating units as our importing continues to grow. Specifically, we have negotiated contracts with freight forwarders that allow us to utilize consolidated purchasing power for shipping to obtain favorable rates based on volume.

Seasonal Business

We generally experience our lowest level of sales during our first fiscal quarter for our Upholstery Group and during our first and third fiscal quarters for the Casegoods Group. When possible, we schedule production to maintain uniform manufacturing activity throughout the year, except for mid-summer plant shutdowns, to coincide with slower sales.


Economic Cycle and Purchasing Cycle

Housing activity, which encompasses new and existing home and apartment sales and rentals, as well as residential remodeling, is a good leading indicator of potential or "pent-up" consumer furniture demand. Every time a household forms, moves or modifies its living quarters, a subsequent consideration frequently is the purchase of new furnishings to improve the new or remodeled living space or furnish additional space.

Other factors also come into play in determining the actual level of demand during any given period. These include interest rates (as furniture is often purchased on credit) and overall consumer confidence levels (as furniture is inherently a more easily postponed purchase than many other durable goods). With interest rates having been historically low for the past several years, many furniture industry observers conclude that the apparent "disconnect" between recent high levels of housing activity and actual consumer furniture purchases has been falling consumer confidence levels - due to the weak U.S. economy and various geopolitical uncertainties, including the 2003 war with Iraq.

Upholstered furniture has a shorter life cycle and exhibits a less volatile sales pattern over an economic cycle than does casegoods. This is because upholstery is typically more fashion and design oriented, and is often purchased one or two pieces at a time. In contrast, casegoods products are longer-lived, less fashion-oriented, and frequently purchased in groupings or "suites," resulting in a much larger dollar outlay by the consumer.


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

Due to longer lead times necessary on imported casegoods, higher levels of inventory are required. Since our casegoods import percentage has increased from 21% of our casegoods sales to 31%, we have seen an increase in inventory. Additionally, we are adjusting to managing a hybrid of domestic and imported inventory. Inventories also increased this year in the Casegoods segment due to lower than forecasted sales in the last half of fiscal 2003.

Dealer terms for stock orders range between net 30 - 105 days. Terms are 30 - 45 days for sales to dealers that have received an order from a consumer. We often offer extended dating as part of sales promotion programs.

Customers

We sell to over 6,500 customers. We did not have any customer whose sales amounted to more than 2.2% of our fiscal year 2003 sales for either the Upholstery Group or the Casegoods Group. Over 94% of the sales in our Upholstery Group are to dealers or furniture retailers (our customers) at "wholesale" pricing. The remaining Upholstery Group sales are directly to end users (our consumers) through wholly-owned retail stores. Sales in our Casegoods Group are almost entirely to furniture retailers and the hospitality industry.

We have formal agreements with many of our retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or in dedicated galleries within their stores. We consider these stores, as well as our own retail stores, to be "proprietary." As a percentage of total sales, our 2003 customer mix was about 42% proprietary, (including sales to end users by our own retail stores), 6% major regionals (for example, Art Van, Havertys), 5% department stores (Federated, The May Company) and 47% general dealers.

Currently, we own 29 stand-alone La-Z-Boy Furniture Galleries stores, and we have agreements with independent dealers for 285 stand-alone La-Z-Boy Furniture Galleries stores and 317 in-store galleries, all dedicated entirely to our products and accessory products that we approve. The stand-alone La-Z-Boy Furniture Galleries(R) stores feature 46 of the new generation format, which generally has more space and a more updated appearance. Control of retail floor space is important to the success of product distribution. This distribution system originated with our La-Z-Boy Furniture Galleries(R) program, which continues to have the largest number of proprietary stores and galleries among our operating units. Viewed by itself, La-Z-Boy Furniture Galleries would be the fourth largest conventional furniture retailer in the U.S. In addition, we are expanding this proprietary approach to apply across all of our operating units. This expansion includes over 1,100 in-store galleries for Clayton Marcus, England, Kincaid, Lea and Pennsylvania House. Our total "proprietary" floor space is approximately 9.1 million square feet.

It is a key part of our marketing strategy to continue to expand proprietary distribution. Plans are to open another 40-45 of our La-Z-Boy Furniture Galleries(R) new generation format stores during the current fiscal year, with 20-25 of these being new stores and the remainder being store remodels or relocations. We select dealers for this proprietary distribution based on the dealer's management and financial qualifications. The location of these proprietary stores is based on the potential for distribution in a certain geographical area. This proprietary method of distribution is beneficial to both La-Z-Boy and our dealers. For us, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have been proven successful based on past experiences of other proprietary dealers. As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers.


Sales Representatives

Similar to most of the U.S. furniture industry, independent sales representatives sell our products to our dealer-customers. Typically these representatives represent one or more of our operating unit's products, but they may also represent products of other furniture companies. Independent sales representatives are usually compensated based on a percentage of their actual sales for their territory plus other performance criteria. In general, we sign one-year contracts with our independent sales representatives.

Orders and Backlog

Upholstery orders are primarily built to a specific dealer order (stock order) or a dealer order with a down payment from a consumer. These orders are typically shipped within two to six weeks following receipt of the order. Casegoods primarily are produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand but quicker availability to ship to customers and greater batch size manufacturing efficiencies. Casegoods importing has increased over the last few years which has increased inventories due to imported items requiring longer order lead times.

As of May 31, 2003 and June 1, 2002, Upholstery Group backlogs were approximately $95 million and $151 million, respectively. Casegoods backlogs as of May 31, 2003 and June 1, 2002 were approximately $63 million and $78 million, respectively. The measure of backlog at a point in time may not be indicative of future sales performance. We do not rely entirely on backlogs to predict future sales.

For most operating units, an order cannot be canceled after it has been selected for production. Orders from pre-built stock inventory, though, may be canceled up to the time of shipment.


Competitive Conditions

We are currently the second largest manufacturer of residential (bedroom, dining room, living and family room) furniture in the United States, as measured by annual sales volume, according to industry trade publication Furniture/Today. Our larger competitors include (in alphabetical order) Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Hooker Furniture, Klaussner, Natuzzi, Palliser, The Rowe Companies, Stanley Furniture and Universal.

In the Upholstery Group, the largest competitors are Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands, Klaussner, Natuzzi, Palliser and The Rowe Companies.


In the Casegoods Group, our main competitors are Ashley, Bernhardt, Ethan Allen, Fleetwood, Furniture Brands, Hooker, Kimball International, Stanley and Universal. Additional market pressures may be created in the future by foreign manufacturers entering the United States market, as well as by increased direct purchasing from overseas by some of the larger United States retailers.


In addition to the larger competitors listed above, a substantial number of small and medium-sized firms operate within our business segments, both of which are highly competitive.

We compete primarily by emphasizing our brand names and the comfort, quality and styling of our products. In addition, we strive to offer good product value, strong dealer support and above average customer service and delivery. Our proprietary stores, discussed above under "Customers," also are a key initiative for us in striving to remain competitive with others in the furniture industry.

Several years ago, our industry witnessed the bankruptcies of Montgomery Ward, HomeLife and Heilig-Meyers, three of the then top ten U.S. furniture retailers. The recent weak economic and industry environment has again placed many furniture retailers under considerable financial stress, and in the absence of improved consumer demand, there is a significant risk of additional retail fallout.



Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements (page 72), which is included in Exhibit (13) to this report and is incorporated in this item by reference.


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



Compliance with Environmental Regulations

We have been named as a defendant in various lawsuits arising in the ordinary course of business including being named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous environmental matters, we have recorded expense in respect of probable and reasonably estimable environmental matters and we do not believe that a material additional loss is reasonably possible for environmental matters.

Employees

We employed approximately 16,800 persons as of May 31, 2003. The Upholstery Group employed approximately 13,110, the Casegoods Group employed approximately 3,550, and there were approximately 140 non-segment personnel. Substantially all of our employees are employed on a full-time basis. Less than 5% of our employees are unionized.

At the end of June last year we had 17,850 employees. The reduction in employees since then was due mainly to the cessation of operations at our HickoryMark division in addition to residual effects of our fiscal 2002 restructurings.





Financial Information about Foreign and Domestic Operations and Export Sales

Our export sales are approximately 2% of our total sales. We sell upholstered furniture to Canadian customers through a Canadian subsidiary and to European customers through a United Kingdom subsidiary and a joint venture, La-Z-Boy Europe BV. We have a joint venture in Thailand, which sells furniture in Australia and the Far East.

Internet Availability

Available free of charge through our internet website are our forms 10-K, 10-Q, 8-K and amendments to those reports. These reports can be found on our internet website www.la-z-boy.com as soon as reasonably practicable after electronically filed with, or furnished to the Securities & Exchange Commission.


ITEM 2.  PROPERTIES.
--------------------
We owned or leased approximately 14 million square feet of manufacturing, warehousing, office, showroom, and retail facilities and had approximately 1.1 million square feet of idle facilities at the end of fiscal 2003. Of the 14 million in fiscal 2003, our Upholstery Group occupied approximately 9 million square feet of space and our Casegoods Group occupied approximately 5 million square feet of space. At the end of fiscal 2002 we owned or leased approximately 16 million square feet of space of which our Upholstery Group occupied approximately 10 million square feet of space and our Casegoods Group occupied approximately 6 million square feet of space. The reduction in floor space in fiscal 2003 was due to rationalizing production capacity through restructuring and other efforts, as well as to importing more parts and finished goods.

Our active facilities are located in Arkansas, California, Delaware, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, Washington D.C. and the countries of Canada, and the United Kingdom. Most of them are less than 40 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future. We own most of our plants, some of which have been financed under long-term industrial revenue bonds and we lease the majority of our retail stores. For information on terms of operating leases for our properties, see Note 8 to our consolidated financial statements (page 77), which is included in Exhibit (13) to this report and incorporated in this item by reference.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------
We have been named as a defendant in various lawsuits arising in the ordinary course of business including being named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable legal and environmental matters and we do not believe that a material additional loss is reasonably possible for legal or environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY.
-----------------------------------------------------
Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2003.




EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------
Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Patrick H. Norton, age 81
o   Chairman of the Board since October 1997

Gerald L. Kiser, age 56
o   President and Chief Executive Officer since July 2001
o   Formerly President and Chief Operating Officer (October 1997 - July 2001)

David M. Risley, age 58
o   Senior Vice President and Chief Financial Officer since April 2001
o Formerly Vice President and Chief Financial Officer of Aeroquip-Vickers, a global manufacturer servicing industrial, aerospace and the automotive industry (October 1991 - December 1999)

John J. Case, age 52
o   Senior Vice President and President Upholstery Group since July 2001
o   Formerly President, La-Z-Boy Residential (September 1999 - July 2001)
o   Formerly Vice President of Marketing, La-Z-Boy Residential
    (April 1993 - September 1999)

                                    PART II

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------------------------
MATTERS.
--------

EQUITY PLANS

The table below provides information, as of the end of fiscal 2003, concerning our compensation plans under which common shares may be issued.


Equity Compensation Plan Information (see Note 1)
                                                           Number of securities
                                                            remaining available
                               Number of       Weighted-    for future issuance
                           securities to be     average        under equity
                              issued upon      exercise      compensation plans
                              exercise of      prices of   (excluding securities
                              outstanding     outstanding   reflected in column
                                options         options       (a)) Note 2
Plan category                     (a)             (b)               (c)
--------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders       2,139,119        $20.03          5,480,127

Note 1: This table relates only to our shareholder-approved equity plans. We also have an option plan that we adopted without shareholder approval at the time we acquired LADD solely in order to replace options on LADD common shares with options on our common shares. At the end of fiscal 2003, options on 67,403 of our common shares were outstanding under that replacement plan, with a weighted-average exercise price of $19.24 per share. No additional options or other awards may be made under that plan. Except for that plan, the shareholder-approved plans to which this table relates, and broad-based retirement plans intended to meet the requirements of Section 401(a) of the Internal Revenue Code, at the end of fiscal 2003 we had no plans (including individual compensation arrangements) under which any equity securities were authorized for issuance.

Note 2: The amount reported in this column is the aggregate number of shares available for future issuance under our 1997 Incentive Stock Option Plan (excluding shares reported in column (a)), our 1997 Restricted Share Plan, our Restricted Stock Plan for Non-Employee Directors, or our 1993 Performance-Based Stock Plan. Both restricted stock plans provide for grants of 30-day options on our common shares. The performance-based plan provides for grants of our common shares or 30-day options on common shares to selected key employees based on achievement of pre-set goals over a performance period (normally of three fiscal years). No options were outstanding under any of these plans except the incentive plan at the end of fiscal 2003. At that time, 437,965 shares were available for future issuance under the 1997 restricted plan, 61,200 shares were available for future issuance under the non-employee directors restricted plan, and 507,982 shares were available for future issuance under the performance-based plan.

Shareholders

We had about 29,100 shareholders of record at June 6, 2003.


Other Information

All other information required to be reported under this item is included in Exhibit (13) to this report (page 107) and is incorporated in this item by reference.


ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------
All information required to be reported under this item is included in Exhibit
(13) to this report (page 105) and is incorporated in this item by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------
Our "Management's Discussion and Analysis" section included in Exhibit (13) of this report (pages 87 through 104) is incorporated by reference in response to this item.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------
We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $70 million borrowed at April 26, 2003. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to negate the impact of changes in interest rates on this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility, which can range from 0.475% to 0.800%. Upon maturity of this swap during our third fiscal quarter, we expect that the debt under our revolving credit facility will be on a floating rate basis. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2004 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At April 26, 2003, we had foreign exchange forward contracts outstanding, relating to the Canadian dollar. Substantially all of our imported purchased parts are denominated in U.S. dollars. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------
Our consolidated financial statements and all other information required by this item are included in Exhibit (13) of this report (pages 66 through 86 and page
105), and all of that information is incorporated in this item by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------
None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------
We provide some information about our executive officers in Part I of this report, under the heading "Executive Officers of Registrant." All other information required to be reported under this item is included in our proxy statement for our 2003 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------
All information required to be reported under this item is included in our proxy statement for our 2003 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------
The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item is included in our proxy statement for our 2003 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------
All information required to be reported under this item is included in our proxy statement for our 2003 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14.  CONTROLS AND PROCEDURES.
----------------------------------
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated our disclosure controls and procedures, as defined in the rules of the SEC, within 90 days of the filing date of this report and have determined that such controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO's and CFO's most recent evaluation.


ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------
No information is required under this item.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------
(a)   The following documents are filed as part of this report:

      (1)   Financial Statements:
              Report of Management Responsibilities
              Report of Independent Accountants
              Consolidated Statement of Income for each of the three fiscal years ended April 26, 2003, April 27, 2002 and April
                     28, 2001
              Consolidated Balance Sheet at April 26, 2003 and April 27, 2002
              Consolidated Statement of Cash Flows for the fiscal years ended
                     April 26, 2003, April 27, 2002 and April 28, 2001
              Consolidated Statement of Changes in Shareholders' Equity for the
                     fiscal years ended April 26, 2003, April 27, 2002 and April 28, 2001
              Notes to Consolidated Financial Statements


      (2)   Financial Statement Schedules:
              Report of Independent Accountants on Financial Statement Schedule
              Schedule II - Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 26, 2003.

              Both immediately follow this item.

              All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.


      (3)   Exhibits
              The following exhibits are filed as part of this report:



Exhibit
Number       Description of Exhibit (Note 1)
-------      -------------------------------
(2)          Not applicable
(3.1)        La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)        Amendment to Restated Articles of Incorporation (Note 3)
(3.3)        La-Z-Boy Incorporated Amended and Restated Bylaws

(4)          $300 million dollar Credit Agreement dated as of May 12, 2000 among
             La-Z-Boy Incorporated, the banks listed therein, Comerica Bank, as
             Syndication Agent, Suntrust Bank, as Documentation Agent, and
             Wachovia Bank, N.A., as Administrative Agent (Note 4) (Registrant
             hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries).
(9)          Not applicable
(10.1.1)*    La-Z-Boy Incorporated Amended and Restated 1993 Performance-Based
             Stock Plan (Note 5)
(10.1.2)*    La-Z-Boy Incorporated Further Amended and Restated 1993
             Performance-Based Stock Plan (Note 6)
(10.2.1)*    La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee
             Directors (Note 7)
(10.2.2)*    First Amendment to the La-Z-Boy Incorporated Restricted Stock Plan
             for Non-Employee Directors
(10.3)*      La-Z-Boy Incorporated Executive Incentive Compensation Plan
             Description
(10.4.1)*    La-Z-Boy Chair Company Supplemental Executive Retirement Plan (as
             revised in 1995) (Note 9)
(10.4.2)*    First Amendment to the La-Z-Boy Chair Company Supplemental
             Executive Retirement Plan (Note 10)
(10.4.3)*    Second Amendment to the La-Z-Boy Chair Company Supplemental
             Executive Retirement Plan (Note 10)
(10.5)*      La-Z-Boy Incorporated Amended and Restated 1997 Restricted
             Share Plan (Note 11)
(10.6)*      La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 11)
(10.7)*      Form of Change in Control Agreement (Note 9). Only directors or executive officers currently covered: Patrick H. Norton, Gerald L.
             Kiser, David M. Risley, John J. Case
(10.8)*      Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 12)
(10.9)*      Description of Agreements  Related to Termination of Personal
             Executive Life Insurance Program (Note 10)
(10.10)*     Summary Plan Description and Partial Plan Document for the La-Z-Boy
             Incorporated Personal Executive Life Insurance Program (Note 13).
             Only director or executive officers covered:  Gerald L. Kiser and
             John J. Case
(10.11)*     La-Z-Boy Incorporated Executive Deferred Compensation Plan
(11)         Statement  regarding  computation of per share earnings (See Note
             17 to the  Consolidated  Financial Statements included in Exhibit
             (13)).
(12)         Not applicable
(13)         Portions of the 2003 Annual Report to Shareholders (Note 14)
(14)         Not applicable
(16)         Not applicable
(18)         Not applicable
(21)         List of subsidiaries of La-Z-Boy Incorporated
(22)         Not applicable
(23)         Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)         Not applicable
(99)         Certifications pursuant to 18 U.S.C. Section 1350

Notes to Exhibits
-----------------
  * Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Note 1. For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below. All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3. Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4. Incorporated by reference to an exhibit to Form 8-K dated May 31, 2000.
Note 5. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1996.
Note 6. Incorporated by reference to an exhibit to definitive proxy statement dated June 29, 2001.
Note 7. Incorporated by reference to an exhibit to definitive proxy statement dated July 6, 1989.
Note 8. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 9. Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 10.     Incorporated by reference to an exhibit to Form 10-K dated June
             24, 2002.
Note 11. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 12. Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.
Note 13. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 14. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.


(b) Reports on Form 8-K
      No Reports on Form 8-K were filed by the company during the fourth quarter of fiscal 2003.

       Report of Independent Accountants on Financial Statement Schedule


  To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

  Our audits of the consolidated financial statements referred to in our report dated May 28, 2003 appearing in the 2003 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  /s/PricewaterhouseCoopers LLP


  Toledo, Ohio
  May 28, 2003

                               LA-Z-BOY INCORPORATED AND SUBSIDIARIES
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       (Dollars in thousands)


                         Allowance for Doubtful Accounts and Long-Term Notes

                                                                            Trade
                                                                           accounts
                                                         Additions        receivable
                        Balance at      Additions        charged to      "written off"       Balance
                        beginning       from new         costs and          net of          at end of
Fiscal year ended:       of year      acquisitions        expenses        recoveries           Year
------------------     ------------   ------------      ------------    --------------     -----------
April 26, 2003           $33,491             --            $6,560          ($3,934)          $36,117

April 27, 2002            36,950             --             9,231          (12,690)           33,491

April 28, 2001            32,221             --            17,253          (12,524)           36,950



                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  June 20, 2003                    LA-Z-BOY INCORPORATED


                                        BY /s/ G.L. Kiser
                                           -------------------------------
                                           G.L.Kiser
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 20, 2003, by the following persons on behalf of the Registrant and in the capacities indicated.


      /s/ P.H. Norton                                  /s/ J.W. Johnston
----------------------------                    -----------------------------
        P.H. Norton                                      J.W. Johnston
   Chairman of the Board                                    Director



     /s/ G.L. Kiser                                    /s/ H.G. Levy
----------------------------                    -----------------------------
        G.L. Kiser                                       H.G. Levy
President and Chief Executive                             Director
    Officer, Director


      /s/ D.M. Risley                                 /s/ R.E. Lipford
----------------------------                    -----------------------------
        D.M. Risley                                     R.E. Lipford
 Senior Vice President and                                Director
  Chief Financial Officer


    /s/ L.M. Riccio, Jr.                             /s/ D.L. Mitchell
----------------------------                    -----------------------------
      L.M. Riccio, Jr.                                 D.L. Mitchell
Chief Accounting Officer and                             Director
   Corporate Controller



       /s/ J.H. Foss                                 /s/ H.O. Petrauskas
----------------------------                    -----------------------------
         J.H. Foss                                     H.O. Petrauskas
         Director                                         Director



      /s/ D.K. Hehl                                  /s/ J.L. Thompson
----------------------------                    -----------------------------
         D.K. Hehl                                     J.L. Thompson
         Director                                         Director

                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
                    SECTION 302 OF THE SARBANES-OXLEY ACT

I, Gerald L. Kiser, certify that:

1.    I have reviewed this annual report on Form 10-K of La-Z-Boy Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 18, 2003                       /s/ Gerald L. Kiser
                                          ---------------------------------
                                          Gerald L. Kiser
                                          Chief Executive Officer

                 CERTIFICATION OF CHIEF FINANCIAL OFFICER PER
                     SECTION 302 OF THE SARBANES-OXLEY ACT

I, David M. Risley, certify that:

1.    I have reviewed this annual report on Form 10-K of La-Z-Boy Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 18, 2003                       /s/ David M. Risley
                                          ---------------------------------
                                          David M. Risley
                                          Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------
Exhibit
Number       Description of Exhibit (Note 1)
-------      -------------------------------
(2)          Not applicable
(3.1)        La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)        Amendment to Restated Articles of Incorporation (Note 3)
(3.3)        La-Z-Boy Incorporated Amended and Restated Bylaws
(4)          $300 million dollar Credit Agreement dated as of May 12, 2000 among
             La-Z-Boy Incorporated, the banks listed therein, Comerica Bank, as Syndication Agent, Suntrust Bank, as Documentation Agent, and
             Wachovia Bank, N.A., as Administrative Agent (Note 4) (Registrant
             hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries).
(9)          Not applicable
(10.1.1)*    La-Z-Boy Incorporated Amended and Restated 1993 Performance-Based
             Stock Plan (Note 5)
(10.1.2)*    La-Z-Boy Incorporated Further Amended and Restated 1993
             Performance-Based Stock Plan (Note 6)
(10.2.1)*    La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee
             Directors (Note 7)
(10.2.2)*    First Amendment to the La-Z-Boy Incorporated Restricted Stock Plan
             for Non-Employee Directors
(10.3)*      La-Z-Boy Incorporated Executive Incentive Compensation Plan
             Description
(10.4.1)*    La-Z-Boy Chair Company Supplemental Executive Retirement Plan (as
             revised in 1995) (Note 9)
(10.4.2)*    First Amendment to the La-Z-Boy Chair Company Supplemental
             Executive Retirement Plan (Note 10)
(10.4.3)*    Second Amendment to the La-Z-Boy Chair Company Supplemental
             Executive Retirement Plan (Note 10)
(10.5)*      La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share
             Plan (Note 11)
(10.6)*      La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 11)
(10.7)*      Form of Change in Control Agreement (Note 9). Only directors or executive officers currently covered: Patrick H. Norton, Gerald L.
             Kiser, David M. Risley, John J. Case
(10.8)*      Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 12)
(10.9)*      Description of Agreements Related to Termination of Personal
             Executive Life Insurance Program (Note 10)
(10.10)*     Summary Plan Description and Partial Plan Document for the La-Z-Boy
             Incorporated Personal Executive Life Insurance Program (Note 13).
             Only director or executive officers covered:  Gerald L. Kiser and
             John J. Case
(10.11)*     La-Z-Boy Incorporated Executive Deferred Compensation Plan
(11)         Statement regarding computation of per share earnings (See Note 17 to the Consolidated Financial Statements included in Exhibit (13)).
(12)         Not applicable
(13)         Portions of the 2003 Annual Report to Shareholders (Note 14)

(14)         Not applicable
(16)         Not applicable
(18)         Not applicable
(21)         List of subsidiaries of La-Z-Boy Incorporated
(22)         Not applicable
(23)         Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)         Not applicable
(99)         Certifications pursuant to 18 U.S.C. Section 1350


Notes to Exhibits
-----------------
 * Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Note 1. For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below. All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2. Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3. Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4. Incorporated by reference to an exhibit to Form 8-K dated May 31, 2000.
Note 5. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1996.
Note 6. Incorporated by reference to an exhibit to definitive proxy statement dated June 29, 2001.
Note 7. Incorporated by reference to an exhibit to definitive proxy statement dated July 6, 1989.
Note 8. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 9.      Incorporated by reference to an exhibit to Form 8-K dated
             February 6, 1995.
Note 10.     Incorporated by reference to an exhibit to Form 10-K dated June
             24, 2002.
Note 11. Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 12. Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.
Note 13. Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 1997.
Note 14. With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.

                                  EXHIBIT (3.3)

                         AMENDED AND RESTATED BYLAWS
                                      OF
                             LA-Z-BOY INCORPORATED
                             (as of May 28, 2003)




                                   ARTICLE I

                                Name and Office

Section 1.  Name. The name of this corporation is La-Z-Boy Incorporated.

Section 2. Reistered Office. The principal and registered office of the corporation shall be located at 1284 North Telegraph Road, Monroe, Michigan.

Section 3. Other Offices. The corporation may also have other offices for the transaction of business located at such places, both within and without the State of Michigan, as the Board of Directors may from time to time determine.


                                  ARTICLE II

                          Capital Stock and Transfers

Section 1.     Share Certificates.
               ------------------

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

Section 8. Indemnification of Directors, Officers and Others. Pursuant to the provisions of Article XI of the Articles of Incorporation of the corporation, the corporation shall indemnify any of its Directors and officers and may indemnify any of its employees and agents (in each case including such person1s heirs, executors, administrators and legal representatives) in accordance with the following provisions of this bylaw:

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


    B. Indemnification of Directors and Officers: Claims Brought by or in the Right of the Corporation. The corporation shall, to the fullest exten authorized or permitted by the Act or other applicable law, as the same presently exist or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, indemnify an Indemnitee who was or is a party or is threatened to be made a party to a threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a Director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against expenses, including attorneys' fees, and amounts paid in settlement actually and reasonably incurred by the Indemnitee in connection with the action or suit, if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders. However, indemnification shall not be made under this Section B for a claim, issue, or matter in which the Indemnitee has been found liable to the corporation unless and only to the extent that the Court in which the action or suit was brought has determined upon application that, despite the adjudication of liability but in view of all circumstances of the case, the Indemnitee is fairly and reasonably entitled to indemnification for the expenses which the Court considers proper.

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

    D. Approval of Indemnification. Except as otherwise provided in Subsection G of this Section 8, an indemnification under Subsections A or B of this Section 8, unless ordered by the court, shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the Indemnitee is proper in the circumstances because such Indemnitee has met the applicable standard of conduct set forth in Subsections A or B of this Section 8, as the case may be, and upon an evaluation of the reasonableness of expenses and amounts paid in settlement. This determination and evaluation shall be made in any of the following ways: (a) By a majority vote of a quorum of the Board of Directors consisting of Directors who are not parties or threatened to be made parties to the action, suit, or proceeding. (b) If a quorum cannot be obtained in subsection (a), then by majority vote of a committee of Directors who are not parties to the action. The committees shall consist of not less than three (3) disinterested Directors. (c) By independent legal counsel in a written opinion. (d) By the shareholders.

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

    G. Article Provision Eliminating or Limiting Director Liability. To the extent that the Articles of Incorporation of the Corporation include a provision eliminating or limiting the liability of a Director pursuant to Section 209(1)(c) of the Act, the corporation shall indemnify a Director for the expenses and liabilities described in this Subsection G without a determination that the Director has met the standard of conduct set forth in Subsections A and B of this Section 8, but no indemnification may be made except to the extent authorized in
         Section 564c of the Act if the Director received a financial benefit to which he or she was not entitled, intentionally inflicted harm on the corporation or its shareholders, violated Section 551 of the Act, or intentionally committed a criminal act. In connection with an action or suit by or in the right of the corporation as described in Subsection B of this Section 8, indemnification under this Subsection
         G shall be for expenses, including attorneys' fees, actually and reasonably incurred. In connection with an action, suit, or proceeding other than an action, suit, or proceeding by or in the right of the corporation, as described in Subsection A of this Section 8, indemnification under this Subsection G shall be for expenses, including attorneys' fees, actually and reasonably incurred, and for judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred.

    H. Indemnification of Employees and Agents. Any person who is not covered by the foregoing provisions of this Section 8 and who is or was an employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee or agent of another foreign or domestic corporation, partnership, joint venture, trust or other enterprise, whether for profit or not, may be indemnified to the fullest extent authorized or permitted by the Act or other applicable law, as the same exists or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, but in any event only to the extent authorized at any time or from time to time by the Board of Directors.

    I. Other Rights of Indemnification. The indemnification or advancement of expenses provided under Subsections A through H of this Section 8 is not exclusive of other rights to which a person seeking indemnification or advancement of expenses may be entitled under the articles of incorporation, bylaws, or a contractual agreement. The total amount of expenses advanced or indemnified from all sources combined shall not exceed the amount of actual expenses incurred by the person seeking indemnification or advancement of expenses. The indemnification provided for in Subsections A through H of this Section 8 continues as to a person who ceases to be a Director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of the person.

    J. Definitions. "Other enterprises" shall include employee benefit plans; "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and "serving at the request of the corporation" shall include any service as a Director, officer, employee, or agent of the corporation which imposes duties on, or involves services by, the Director, officer, employee or agent with respect to an employee benefit plan, its participants or its beneficiaries; and a person who acted in good faith and in a manner he or she reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be considered to have acted in a manner "not opposed to the best interests of the corporation or its shareholders" as referred to in Subsections A and B of this Section 8.

    K. Liability Insurance. The corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not the corporation would have power to indemnify him or her against liability under the pertinent provisions of the Act.

    L. Enforcement. If a claim under this Section 8 is not paid in full by the corporation within thirty (30) days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim, and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim.
         It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the corporation) that the claimant has not met the standards of conduct which make it permissible under the Act for the corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its Board of Directors, a committee thereof, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because such claimant has met the applicable standard of conduct set forth in the Act nor an actual determination by the corporation (including its Board of Directors, a committee thereof, independent legal counselor its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

    M. Contract with the Corporation. The right to indemnification conferred in this Section 8 shall be deemed to be a contract right between the corporation and each Director or officer who serves in any such capacity at any time while this Section 8 is in effect, and any repeal or modification of this Section 8 shall not affect any rights or obligations then existing with respect to any state of facts then or theretofore existing or any action, suit or proceeding theretofore or thereafter brought or threatened based in whole or in part upon any such state of facts.

    N. Application to a Resulting or Surviving Corporation or Constituent Corporation. The definition for "corporation" found in Section 569 of the Act, as the same exists or may hereafter be amended is, and shall be, specifically excluded from application to this Section 8. The indemnification and other obligations set forth in this Section 8 of the corporation shall be binding upon any resulting or surviving corporation after any merger or consolidation with the corporation. Notwithstanding anything to the contrary contained herein or in Section 569 of the Act, no person shall be entitled to the indemnification and other rights set forth in this Section 8 for acting as a Director or officer of another corporation prior to such other corporation entering into a merger or consolidation with the corporation.

    O. Severability. Each and every paragraph, sentence, term and provision of this Section 8 shall be considered severable in that, in the event a court finds any paragraph, sentence, term or provision to be invalid or unenforceable, the validity and enforceability, operation, or effect of the remaining paragraphs, sentences, terms, or provisions shall not be affected, and this Section 8 shall be construed in all respects as if the invalid or unenforceable matter had been omitted.


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

                               EXHIBIT (10.2.2)
                              FIRST AMENDMENT TO
                            LA-Z-BOY CHAIR COMPANY
                RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS


         This First Amendment made and executed this 3rd day of March, 2003, but to be effective February 14, 2003, by La-Z-Boy Incorporated (formerly known as La-Z-Boy Chair Company), ("Company"), a Michigan corporation.

         WHEREAS, the Company established the La-Z-Boy Chair Company Restricted Stock Plan for Non-Employee Directors (the "Plan"), a plan to provide ownership of the Company's capital stock to non-employee members of the Board of Directors, effective September 1, 1989.

         WHEREAS, the directors constituting all the Company employee members of the Board approved on February 14, 2003, an amendment to the Plan which permits transfer of Restricted Stock to Immediate Family members.

         NOW, THEREFORE, the Plan is hereby amended as follows:

         1. Section VII of the Plan shall be deleted in its entirety and replaced with the following:

              VII. Terms and Conditions of Restricted Stock. A stock certificate representing the number of shares of restricted stock purchased under the Plan shall be registered in the Participant's name but shall be held in custody by the Company for the Participant's account. Each restricted stock certificate shall bear a legend giving notice of the restrictions. Each Participant must also endorse in blank and return to the Company a stock power for each restricted stock certificate.

              During the restricted period, the Participant shall not be entitled to delivery of the certificate and cannot sell, transfer, assign, pledge, or otherwise encumber or dispose of the restricted stock. If the Participant has remained a member of the Board for the entire restricted period, the restrictions shall lapse at the end of the restricted period. If the Participant ceases to be a member of the Board prior to the expiration of the restricted period, the Participant shall sell the restricted shares back to the Company at the original purchase price thereof, appropriately adjusted for the declaration of any share dividend, share split or recapitalization, merger, consolidation or sale of assets occurring between the date of sale of the shares and the repurchase thereof by the Company, and all right, title, and interest of the Participant to such shares shall terminate without further obligation on the part of the Company.

              A Participant may transfer a Restricted Stock purchased hereunder, including, but not limited to, transfers to members of his or her Immediate Family (as defined below), to one or more trusts for the benefit of such Immediate Family members, to one or more partnerships where such Immediate Family members are the only partners, or to one or more limited liability companies where such Immediate Family members are the only members if (i) the Participant does not receive any consideration in any form whatsoever for such transfer, (ii) such transfer is permitted under applicable tax laws, and (iii) if such transfer is permitted under Rule 16b-3 of the Exchange Act as in effect from time to time. Any Restricted Stock so transferred shall continue to be subject to the same terms and conditions in the hands of the transferee as were applicable to said Restricted Stock immediately prior to the transfer thereof. Any reference in this Plan to services as a director of the Company by the Participant shall continue to refer to the services of, or performance by, the transferring Participant. For purposes hereof, "Immediate Family" shall mean the Participant and the Participant's spouse, children and grandchildren.

              To the extent applicable, each Participant under the Plan may, from time to time, name any beneficiary or beneficiaries (who may be named contingently or successively) to whom any benefit, which has not been exercised or distributed, under the Plan is to be exercised or distributed in case of his or her death. Each such designation shall revoke all prior designations by the same Participant, shall be in a form prescribed by the Company and shall be effective only when filed by the Participant, in writing, with the Company during the Participant's lifetime. In the absence of any such designation, any rights exercisable by the Participant or benefits remaining undistributed at the Participant's death shall be exercisable by, or distributed to, the Participant's estate. If required, the spouse of a married Participant domiciled in a community property jurisdiction shall join in any designation of a beneficiary or beneficiaries other than the spouse.

              At the expiration of the restricted period, a stock certificate free of all restrictions for the number of shares of restricted stock registered in the name of a Participant shall be delivered to that Participant or that Participant's estate.

         2. Except as amended herein, the Plan shall remain in full force and effect.


         IN WITNESS WHEREOF, La-Z-Boy Incorporated has caused this First Amendment to be executed this 3rd day of March, 2003.


Attest:                                  La-Z-Boy Incorporated


                                         By:
-------------------------                   ----------------------------
James P. Klarr                              Gerald L. Kiser
Secretary                                   President & Chief Executive Officer

                                EXHIBIT (10.3)

                             LA-Z-BOY INCORPORATED
                      EXECUTIVE INCENTIVE COMPENSATION PLAN
                                  DESCRIPTION


The purpose of the Executive Incentive Compensation Plan is to provide a cash award to key management employees for the achievement of specific annual goals.

The Compensation Committee of the Board of Directors (the Committee) annually establishes short-term performance criteria covering areas such as sales growth and improved earnings. The specific focus and weighting of the criteria is based on key short-term priorities of the corporation. The performance criteria are established at the start of the fiscal year or as shortly thereafter as possible.

The target and maximum award opportunity for each participant is established by the Committee. The target award for participants ranges from 10% to 80% of base pay with a maximum award of 200% of the target (i.e. 20% to 160% of base pay). The award paid is based on actual results compared to the established performance targets. Payment of the award occurs within 90 days after the end of the fiscal year. A participant must be on the payroll at the end of the fiscal year (or have retired during the fiscal year) to be eligible for an award.

                                 EXHIBIT (10.11)

                             LA-Z-BOY INCORPORATED
                      Executive Deferred Compensation Plan

                             Amended and Restated
                           Effective August 1, 2002


Table of Contents
------------------------------------------------------------------------------



Preamble..................................................................  44


Section I - Definitions...................................................  45


Section II - Eligibility..................................................  49


Section III - CONTRIBUTIONS AND BENEFITS..................................  49


SECTION IV - ACCOUNTS.....................................................  52


SECTION V - VESTING.......................................................  53


SECTION VI - DISTRIBUTION OF BENEFITS.....................................  54


Article VII - Funding.....................................................  57


SECTION VIII - PLAN ADMINISTRATION........................................  58


Article IX - Amendment and Discontinuance.................................  61


SECTION X - GENERAL PROVISIONS............................................  62

Preamble
-------------------------------------------------------------------------------


WHEREAS, the Company established the La-Z-Boy Chair Company Supplemental Executive Retirement Plan, a nonqualified deferred compensation plan, originally effective May 1, 1991 and amended effective May 1, 2001 and April 28, 2002, and



WHEREAS, La-Z-Boy Incorporated. ("Company") desires to provide competitive total compensation to its key Employees so the Company can attract and retain the executive talent necessary to drive the success of the Company; and



WHEREAS, the Employee Retirement Income Security Act of 1974 ("ERISA") requires limits be set on the maximum contributions and benefits, which may be made to or paid from a tax-qualified retirement plan on behalf of or to a Participant in such a plan; and



WHEREAS, the Company and its subsidiaries have established qualified retirement plans which include nondiscrimination and coverage limitations as imposed under section 401(k), section 401(m) and section 410(b) of the Internal Revenue Code as well as maximum benefit limitations imposed by section 402(g), section 415 and section 401(a)(17) of the Internal Revenue Code which may limit the maximum contributions and benefits which may be made to the tax qualified plans on behalf of the key Employees of the Company; and



WHEREAS, the Company now desires to provide a tax deferred capital accumulation opportunity to a select group of management or highly compensated Employees through the deferral of compensation in order to encourage the Employees to maintain a long-term relationship with the Company and provide flexibility to the Employee in his or her financial planning; and



WHEREAS, the Company now desires to modify the name of the plan in conjunction with the plan amendment and restatement to read the La-Z-Boy Incorporated Executive Deferred Compensation Plan.



NOW, THEREFORE, the Company amends and restates the La-Z-Boy Incorporated Executive Deferred Compensation Plan ("Plan") effective August 1, 2002.

Section I - Definitions
-------------------------------------------------------------------------------

1.1 "Account" means the account established on the books of the Company for a Participant credited with an allocation hereunder.

1.2 "Administrative Committee" or "Committee" means the group charged with administration of the Plan and having the powers provided in
         Section VIII and shall consist of the Compensation Committee of the Board of Directors.

1.3 "Base Compensation" means the Participant's annual base salary, excluding bonus, commissions, incentive and all other remunerations for services rendered to Company and prior to reduction for any salary contributions to a plan established pursuant to section 125 of the Code or qualified pursuant to section 401(k) of the Code.

1.4 "Beneficiary" means any person(s) designated in writing (on the form approved by the Committee) by a Participant to receive payment under this Plan in the event of the Participant's death. In the event the Participant has designated no beneficiary (or if the designated beneficiary has predeceased the Participant), Beneficiary shall mean the Participant's estate.

1.5      "Board" means the Board of Directors of La-Z-Boy Incorporated.

1.6 "Change in Control" means any change required to be reported in Item 6(e) of Schedule 14A of Regulation 14A issued under the Securities Exchange Act of 1934 (the Exchange Act). A Change in Control will be considered to have occurred as of the date that:

         a) Any person (including a group, within the meaning of Sections 13(d)(3) and 14(d)(2) of the Securities Exchange Act of
              1934), other than a Participant, the trustee of a Company-sponsored benefit plan, the Company or any of its Subsidiaries, acquires beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of 25% or more of the combined voting power of the Company's then outstanding voting securities;

         b) Shares of the common stock of the Company have been purchased under a tender offer or exchange offer for 25% or more of the combined voting power of the Company's then outstanding voting securities, other than an offer by a Participant, the Company or any of its Subsidiaries;

         c) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a three-quarters of the directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be considered as though such person were a member of the Incumbent Board; or

         d) More than fifty percent (50%) in value of the assets of the Company, or of the particular Subsidiary for which a given Employee's services are principally performed, are disposed of by the Company or particular Subsidiary pursuant to a partial or complete liquidation, a sale of assets or otherwise. In the event this provision applies to a particular Subsidiary, only those whose services are principally performed for that Subsidiary shall be deemed to be affected by a Change in Control.

1.7      "Code" means the Internal Revenue Code of 1986, as amended.

1.8 "Company" means La-Z-Boy Incorporated, a Michigan Corporation, and its successors and assigns.

1.9 "Company Contribution Account" shall mean the bookeeping account maintained by the Company for each Participant that is credited with an amount equal to the Company Discretionary Contribution, if any, the Company Matching Contribution, if any, and earnings and losses on such amounts pursuant to Section 4.2.

1.10 "Company Discretionary Contribution" shall mean such discretionary amount, if any, contributed by the Company for each eligible Participant for a Plan Year. Such amount shall generally represent, but may not necessarily be, the amount of profit sharing or discretionary contribution, which cannot be contributed to the respective qualified retirement plan and may differ from Participant to Participant both in amount, (including no contribution) and as a percentage of Compensation.

1.11 "Company Matching Contribution" means any addition made by the Company to a Participant's Account attributable to a compensation deferral election made by such Participant to the Qualified 401(k) Plan.

1.12 "Compensation" means the Participant's remuneration as defined in the Qualified 401(k) Plan, but without the Code section 401(a)(17) limitation.

1.13 "Deferral Account" shall mean the bookkeeping account maintained by the Company for each Participant that is credited with amounts equal to the portion of the Participant's Compensation that he or she elects to defer, if any, and earnings and losses on such amounts pursuant to Section 4.1.

1.14 "Disability" or "Disabled" means total and permanent disability as defined under the long term disability program sponsored by the Company for the benefit of its Employees and applicable to the Participant.

1.15 "Distributable Amount" shall mean the vested balances in the Participant's Deferral Account, Company Contribution Account and Prior Company Contribution Account.

1.16 "Early Distribution" shall mean an election by the Participant in accordance with Section 6.2 to receive a withdrawal of amounts from his or her Account prior to the time at which such Participant would otherwise be entitled to such amounts.

1.17     "Effective Date" shall be August 1, 2002.

1.18 "Eligible Employee" shall mean any Employee or former Employee who is or was among a select group of management or highly compensated Employees of the Company and (i) has a Base Compensation of at least $125,000, (ii) is a General Manager of a Company-owned La-Z-Boy Retail store, (iii) is selected by the Administrative Committee and approved by the Board to participate in the Plan or (iv) a Former Participant.

1.19 "Employee" means any individual employed by the Company or any of its subsidiaries.

1.20 "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

1.21 "Former Participant" means an Employee or former Employee of the Company or one of its subsidiaries with existing account balances as of the Effective Date of this Plan in the LADD Furniture, Inc. Management Deferred Compensation Plan, the Alexvale Deferral Plan or the La-Z-Boy Chair Company Supplemental Executive Retirement Plan.

1.22 "Former Plan" shall mean any one or a combination of the LADD Furniture, Inc. Management Deferred Compensation Plan, Alexvale Deferral Plan or the La-Z-Boy Chair Company Supplemental Executive Retirement Plan.

1.23 "Fund or Funds" shall mean one or more of the investment funds selected by the Committee pursuant to Sections 3.4(b) and 8.2.

1.24 "Hardship" shall mean a severe financial hardship to the Participant resulting from a sudden and unexpected illness or accident of the Participant or of his or her dependent (as defined in section 152(a) of the Internal Revenue Code of 1986, as amended), loss of a Participant's property due to casualty, or other similar or extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. The circumstances that would constitute an unforeseeable emergency will depend upon the facts of each case, but in any case a Hardship distribution may not be made to the extent that such hardship is or may be relieved (i) through reimbursement or compensation by insurance or otherwise,
         (ii) by liquidation of the Participant's assets, to the extent the liquidation of assets would not itself cause severe financial hardship, or (iii) by cessation of deferrals under this Plan.

1.25 "Incentive Compensation" means any additional cash remuneration that is paid pursuant to the La-Z-Boy Incorporated Bonus program over and above any Base Compensation, and any other amounts as determined by the Administrative Committee.

1.26 "Initial Election Period" shall mean the 30-day period prior to the Effective Date of the Plan, or the 30-day period following the date the Company designates the employee as an Eligible Employee.

1.27 "Interest Rate" shall mean, for each Fund, an amount equal to the net gain or loss on the assets of such Fund.

1.28 "Participant" shall mean any Eligible Employee who becomes a Participant in this Plan in accordance with Section II.

1.29 "Payment Date" shall be the date in March as designated by the Committee for payment of distributions from the Plan.

1.30 "Plan" means the La-Z-Boy Incorporated Executive Deferred Compensation Plan, formerly known as the La-Z-Boy Chair Company Supplemental Executive Retirement Plan.

1.31 "Plan Year" means the twelve-month period beginning May 1 through April 30 provided that the first Plan Year shall begin on the Effective Date of the Plan and end on April 30, 2003.

1.32 "Prior Account" shall mean the bookeeping account maintained by the Company for each Former Participant that is credited with an amount equal to the existing account balances as of the Effective Date of this Plan in the LADD Deferral Plan, the Alexvale Deferral Plan and the La-Z-Boy Chair Company Supplemental Executive Retirement Plan, if any, and earnings and losses on such amounts pursuant to Section 4.3.

1.33 "Qualified 401(k) Plan" means the La-Z-Boy Incorporated Matched Retirement Savings Plan or the qualified plan of the Company or Subsidiary having section 401(k) and or section 401(m) features applicable to the Participant.

1.34 "Qualified Profit Sharing Plan" means the La-Z-Boy Incorporated Profit Sharing Plan or the qualified plan of the Company or Subsidiary having employer profit sharing allocations applicable to the Participant.

1.35 "Rabbi Trust" or "Trust" shall mean the La-Z-Boy Incorporated Executive Deferred Compensation Plan Trust, a grantor trust established by the Company to hold funds equal to the liability of the Plan.

1.36 "Salary Deferral" means the total amount deferred by the Participant from his or her Base or Incentive Compensation under Section 3.1.

1.37 "Scheduled Withdrawal Date" shall mean the distribution date elected by the Participant for a withdrawal of amounts from such Accounts deferred in a given Plan Year, and earnings and losses attributable thereto, as set forth on the election form for such Plan Year.

1.38 "Subsidiary" means a corporation, domestic or foreign, the majority of whose voting stock is owned directly or indirectly by the Company.

1.39     "Trustee" shall mean Wachovia Bank, NA, and its successors and assigns.

1.40     "Vested" shall mean the nonforfeitable portion of a Participant's
         Account.

1.41     "Year of Service" means a year of Company service.

Section II - Eligibility
-------------------------------------------------------------------------------

2.1      Eligibility

         Any Eligible Employee who is selected by the Committee and approved by the Board shall be eligible to participate in the Plan.



2.2      Time of Participation

         Once selected, the Eligible Employee shall become a Participant and begin accruing benefits at the time specified by the Committee upon completion of all election forms including the insurance application. The Committee shall designate which subsections of
         Section III of the Plan each Participant shall be eligible to participate in.



Section III - CONTRIBUTIONS AND BENEFITS
-------------------------------------------------------------------------------

3.1      In General

         The Company, in its sole discretion shall determine upon each Participant's initial participation in the Plan, which Participant shall be eligible to receive benefits pursuant to Sections 3.2, 3.3, and 3.4.



3.2      Elections to Defer Compensation

         a) Initial Election Period. Subject to the provisions of Section II, each Participant may elect to defer Base and/or Incentive Compensation by filing with the Committee an election that conforms to the requirements of this Section 3.2, on a form provided by the Committee, no later than the last day of his or her Initial Election Period.

         b) General Rule. A Participant may elect to defer Base and Incentive Compensation earned on or after the time at which the Participant elects to defer in accordance with this Section 3.1. The deferral election may be expressed as a flat dollar amount or percentage which shall not exceed 100% of the Participant's Compensation, provided that the total amount deferred by a Participant shall be limited in any calendar year, if necessary, to satisfy Social Security Tax (including Medicare), income tax and employee benefit plan withholding requirements as determined in the sole and absolute discretion of the Committee. The minimum contribution which may be made in any Plan Year by a Participant shall not be less than 5% of such Participant's Base or Incentive Compensation, provided such minimum contribution can be satisfied from any element of Compensation.

         c) Duration of Compensation Deferral Election. A Participant's initial election to defer Compensation must be made prior to the Effective Date and is to be effective with respect to Compensation received after such deferral election is processed. A Participant may increase, decrease or terminate a deferral election with respect to Base Compensation for any subsequent month by filing a new election not less than 15 days prior to the beginning of the next month. Such election shall be effective on the first day of the following month. A Participant's election to defer Incentive Compensation is irrevocable with respect to the Plan Year for which the election is made. A Participant may increase, decrease or terminate a deferral election with respect to Incentive Compensation for any subsequent Plan Year by filing a new election not less than 15 days prior to the beginning of the following Plan Year. In the case of an employee who becomes a Participant after the Effective Date, such Participant shall have 30 days from the date he or she is notified by the Committee that he or she is eligible to participate under this Section 3.2 to make an Initial Election with respect to Compensation. Such election shall be for the remainder of the Plan Year, in the event the Plan Year has commenced.



         d) Elections other than Elections during the Initial Election Period. Subject to the limitations of Section 3.2(b) above, any Participant who has terminated a prior Base Compensation deferral election may elect to again defer Compensation by filing an election an a form provided by the Committee to defer Base Compensation as described in Sections 3.2(b) and 3.2(c) above. An election to defer Compensation must be filed in a timely manner in accordance with Section 3.2(c).




3.3      Company Matching Contributions


         If eligible to participate in this Section 3.3, the Company shall credit the Account of each Participant at least annually within 90 days after the end of the Plan Year, with a matching contribution amount which is equal to the excess, if any, of A over B, where:


              "A" is the amount of matching contribution that would have been contributed to the applicable Qualified 401(k) Plan for the Plan Year determined without the limitations imposed by section 401(k), section 401(m), section 401(a)(17), section 412(g) or section 415 of the Code, and based on the Participant's compensation deferral contributions to the Qualified 401(k) Plan for the Plan Year; and

              "B" is the actual matching contribution made on behalf of the Participant to the Qualified section 401(k) Plan

3.4      Company Discretionary Contributions

         If eligible to participate in this Section 3.4, the Company shall determine the amount of Company Discretionary Contribution to be credited to the Account of each Participant within 90 days after the end of the Plan Year. The amount may vary by Participant and each allocation may have a different vesting schedule attached.


         However, with respect to Participants whose profit sharing contributions are limited under the respective Company Qualified Profit Sharing Plan, the Company shall credit the Account within 90 days after the end of the Plan Year, with a discretionary contribution amount which is at least equal to the excess, if any, of A over B, where:


              "A" is the amount of profit sharing contribution that would have been contributed to the applicable Qualified Profit
              Sharing Plan for the Plan Year determined without the limitations imposed by section 401(a)(17) or section 415 of the; and


              "B" is the actual profit sharing contribution made on behalf of the Participant to the Qualified Profit Sharing Plan



3.5      Investment Elections

         a) At the time of initial participation in the Plan under Section II or upon making the deferral elections described in Section 3.2, the Participant shall designate, on a form provided by the Committee, the types of investment funds in which the Participant's Account will be deemed to be invested for purposes of determining the amount of earnings to be credited to that Account. In making the designation pursuant to this Section 3.5, the Participant may specify that all or any multiple of his or her Account be deemed to be invested, in whole percentage increments, in one or more of the types of investment funds provided under the plan as communicated from time to time by the Committee. Effective as of the end of any business day, a Participant may change the designation made under this Section 3.5 by filing an election, on a form provided by the Committee. If a Participant fails to elect a type of fund under this Section 3.5, he or she shall be deemed to have elected the Money Market type of investment fund.

         b) Although the Participant may designate the type of investments, the Committee shall not be bound by such designation. The Committee shall select from time to time, in its sole and absolute discretion, commercially available investments for each of the types of Funds communicated by the Committee to the Participant pursuant to Section 3.5(a) above to be the Funds. The Interest Rate of each such commercially available investment fund shall be used to determine the amount of earnings or losses to be credited to the Participant's Account under Section IV.

SECTION IV - ACCOUNTS
-------------------------------------------------------------------------------

4.1      Deferral Accounts.

         The Committee shall establish and maintain a Deferral Account for each Participant under the Plan. Each Participant's Deferral Account shall be further divided into separate sub accounts ("investment fund sub accounts"), each of which corresponds to an investment fund elected by the Participant pursuant to Section 3.5(a). A Participant's Deferral Account shall be credited as follows:

         a) On the third business day after amounts are withheld and deferred from a Participant's Compensation, the Committee shall credit the investment fund sub accounts of the Participant's Deferral Account with an amount equal to Compensation deferred by the Participant in accordance with the Participant's election under Section 3.5(a); that is, the portion of the Participant's deferred Compensation that the Participant has elected to be deemed to be invested in a certain type of investment fund shall be credited to the investment fund sub account corresponding to that investment fund;

         b) Each business day, each investment fund sub account of a Participant's Deferral Account shall be credited with earnings or losses in an amount equal to that determined by multiplying the balance credited to such investment fund sub account as of the prior day plus contributions credited that day to the investment fund sub account by the Interest Rate for the corresponding fund selected by the Company pursuant to Section 3.5 (b).

         c) In the event that a Participant elects for a given Plan Year's deferral of Compensation to have a Scheduled Withdrawal Date, all amounts attributed to the deferral of Compensation for such Plan Year shall be accounted for in a manner which allows separate accounting for the deferral of Compensation and investment gains and losses associated with such Plan Year's deferral of Compensation.



4.2      Company Contribution Account.


         The Committee shall establish and maintain a Company Contribution Account for each Participant under the Plan. Each Participant's Company Contribution Account shall be further divided into separate investment fund sub accounts corresponding to the investment fund elected by the Participant pursuant to Section 3.5(a). A Participant's Company Contribution Account shall be credited as follows:

         a) On the third business day after a Company Discretionary Contribution Amount or Company Matching Contribution Amount is calculated and approved, the Committee shall credit the investment fund sub accounts of the Participant's Company Contribution Account with an amount equal to the Company Discretionary Contribution Amount, if any, applicable to that Participant, that is, the proportion of the Company Discretionary Contribution Amount, if any, or Company Matching Contribution Amount, if any, which the Participant elected to be deemed to be invested in a certain type of investment fund shall be credited to the corresponding investment fund sub account; and

         b) Each business day, each investment fund sub account of a Participant's Company Contribution Account shall be credited with earnings or losses in an amount equal to that determined by multiplying the balance credited to such investment fund sub account as of the prior day plus contributions credited that day to the investment fund sub account by the Interest Rate for the corresponding Fund selected by the Company pursuant to Section 3.5(b).



4.3      Prior Account.

         The Committee shall establish and maintain a Prior Account for each Former Participant under the Plan. Each Former Participant's Prior Account shall be further divided into separate investment fund sub accounts corresponding to the investment fund elected by the Former Participant pursuant to Section 3.5(a). A Former Participant's Prior Account shall be credited as follows:

         a) Each business day, each investment fund sub account of a Former Participant's Prior Account shall be credited with earnings or losses in an amount equal to that determined by multiplying the balance credited to such investment fund sub account as of the prior day plus contributions credited that day to the investment fund sub account by the Interest Rate for the corresponding Fund selected by the Company pursuant to Section 3.5(b).




SECTION V - VESTING
-------------------------------------------------------------------------------

5.1      Vesting In General

         Subject to the right of the Company to discontinue the Plan as provided in Section IX, a Participant shall have a nonforfeitable interest in benefits payable from his or her Account as follows:

         a) Deferral Account - A Participant shall have a 100% nonforfeitable interest in benefits payable from his or her Deferral account.

         b) Company Contributions Account - A Participant shall have a nonforfeitable interest in benefits payable under the Plan from his or her Company Contributions Account attributable to matching or profit sharing contributions, which were not able to be contributed to the respective Qualified section 401(k) or Profit Sharing Plan at a rate of 25% per year of Company Service.

         c) Prior Account - A Former Participant shall have a 100% nonforfeitable interest in benefits payable under the Plan from his or her Prior Account which are attributable to prior employee salary deferrals and interest thereon and shall vest at a rate of 25% per year of Company Service in benefits payable under the Plan from his or her Prior Account which are attributable to prior contributions made by the Company and any interest thereon.

5.2      Vesting upon Plan Termination or Change in Control

         Notwithstanding the above, in the event the Plan is terminated by the Board, or there is a Change in Control, all Participants who are actively employed on the date the Plan is terminated or the Change in Control occurs shall be immediately vested in the benefit under the Plan.



5.3      Vesting upon Sale of Company-Owned Retail Store

         Notwithstanding the above, in the event the Company sells one of its retail stores, and as a result the employment of the manager of such retail store is terminated by the Company, then such manager shall be immediately vested in his or her benefit under the Plan.




SECTION VI - DISTRIBUTION OF BENEFITS
-------------------------------------------------------------------------------

6.1      General Rule

         a) Termination Distributions. In the case of a Participant who terminates employment with Company and has an Account balance of more than $25,000, the Distributable Amount shall be paid to the Participant (and after his or her death to his or her Beneficiary) in a lump sum commencing on the Participant's Payment Date in the year following the Participant's termination of employment. An optional form of benefit may be elected by the Participant, on the form provided by Company, during his or her Initial Election Period from among the following:

                  (1) Substantially equal annual installments over a period of time not to exceed fifteen (15) years beginning on the Participant's Payment Date,

                  (2) A lump sum payment commencing on a date certain but no later than five (5) years after termination, or

                  (3) Substantially equal annual installments, commencing on a date certain but no later than five (5) years after termination, over a period of time not to exceed fifteen
                        (15) years.


              A Participant may amend the form of benefit that he or she has previously elected, provided such modification occurs at least one (1) year before the Participant terminates employment with Company.

              In the case of a Participant who terminates employment with Company and has an Account balance of $25,000 or less the Distributable Amount shall be paid to the Participant (and after his or her death to his or her Beneficiary) in a lump sum distribution on the Participant's Payment Date.


              The Participant's Account shall continue to be credited with earnings pursuant to Section IV of the Plan until all amounts credited to his or her Account under the Plan have been distributed.

         b) Scheduled Future Date Distributions. In the case of a Participant who has elected a Scheduled Withdrawal Date for a distribution of his or her Salary Deferral Account while still in the employ of the Company, such Participant shall receive his or her Distributable Amount in a lump sum payment or substantially equal annual installments, as shall have been elected by the Participant, to be subject to the Scheduled Withdrawal Date in accordance with Section 1.37 of the Plan. Notwithstanding the above, if a Participant's Distributable Amount does not exceed $25,000, such amount shall automatically be paid to the Participant on the Scheduled Withdrawal Date in a lump sum payment.


              A Participant's Scheduled Withdrawal Date in a given Plan Year may be no earlier than two (2) years from the last day of the Plan Year for which the deferral of Compensation is made. A Participant may extend the Scheduled Withdrawal Date for any Plan Year, provided such extension occurs at least one (1) year before the Scheduled Withdrawal Date and is for a period of not less than two (2) years from the Scheduled Withdrawal Date.

         c) Distribution for Termination of Employment due to Death. In the event a Participant dies while in the employ of the Company, the Company shall distribute Participant's undistributed Account, including any unvested portion of Participant's Company Contributions Account to the
              Participant's Beneficiary as a lump sum payment.

         d) Post-Termination Death Benefit. In the event a Participant dies after his or her termination of employment and still has a vested balance in his or her Account, the vested balance of such Account shall be paid to the Participant's Beneficiary as a lump sum payment.



6.2      Early Non-Scheduled Distributions.

         A Participant shall be permitted to elect an Early Distribution from his or her Deferral Account prior to the Payment Date, subject to the following restrictions:

         a) The election to take an Early Distribution shall be made by filing a form provided by and filed with the Committee.

         b) The amount of the Early Distribution shall be equal to 90% of the requested amount.

         c) The amount described in subsection (b) above shall be paid in a single cash lump sum as soon as practicable.

         d) If a Participant requests an Early Distribution of his or her entire Deferral Account, the remaining balance of his or her Deferral Account (10% of the Deferral Account) shall be permanently forfeited and the Company shall have no obligation to the Participant or his Beneficiary with respect to such forfeited amount. If a Participant receives an Early Distribution of less than his or her entire Deferral Account, such Participant shall forfeit 10% of the gross amount to be distributed from the Participant's Account and the Company shall have no obligation to the Participant or his or her Beneficiary with respect to such forfeited amount.

         e) If a Participant receives an Early Distribution of either all or a part of his or her Deferral Account, the Participant will be ineligible to participate in the Plan for the balance of the Plan Year and the following Plan Year. All distributions shall be made on a pro rata basis from among a Participant's Deferral Accounts.



6.3      Hardship Distribution


         A Participant shall be permitted to elect a Hardship distribution from his or her Deferral Accounts in accordance with Section 1.24 of the Plan prior to the Payment Date, subject to the following restrictions:

         a) The election to take a Hardship distribution shall be made by filing a form provided by and filed with the Committee.

         b) The Committee shall have made a determination that the requested distribution constitutes a Hardship in accordance with Section 1.24 of the Plan.

         c) The amount determined by the Committee as a Hardship shall be paid in a single cash lump sum as soon as practicable.



6.4      Tax Withholding

         With respect to any benefit payments under the Plan, Company shall make all appropriate income tax withholdings; however, the Participant will be solely liable for any and all income taxes applicable on such benefit payments.


         The benefits, which accrue under the Plan, are subject to FICA taxes (which include the Old-Age, Survivors and Disability Insurance tax and/or Medicare tax as the case may be) which may become due before the benefits are actually paid as provided under Code section 3121(v)
         (2) and related IRS regulations.


         To ensure proper compliance with these regulations, Company will calculate the amount of FICA tax when it becomes due and notify the Participant of the amount of his or her share of such tax. Company will remit the entire tax to the IRS and arrange for the collection of the Participant's share of the tax from the Participant. Company may provide the Participant with additional compensation to offset his or her share of such tax, however, the Participant will be solely liable for his or her share of FICA taxes on benefits accrued under the Plan.


6.5      Other

         Notwithstanding any other provisions of the Plan, if any amounts held in trust are found, due to the creation or operation of Trust, in a final decision by a court of competent jurisdiction, or under a "determination" by the Internal Revenue Service in a closing agreement tin audit or a final refund disposition (within the meaning of section 1313(a) of Internal Revenue Code of 1986, as amended), to have been includable in the gross income of a Participant or Beneficiary prior to payment of such amounts from Trust, the trustee for the Trust shall, as soon as practicable, pay to such Participant or Beneficiary an amount equal to the amount determined to have been includable in gross income in such determination, and shall accordingly reduce the Participant's or Beneficiary's Account. The trustee shall not make any distribution to a Participant or Beneficiary pursuant to this Section 6.5 unless it has received a copy of the written determination described above together with any legal opinion which it may request as to the applicability thereof.



6.6      Inability to Locate Participant


            In the event that the Committee is unable to locate a Participant or Beneficiary within two (2) years following the required Payment Date, the amount allocated to the Participant's Account shall be forfeited. If, after such forfeiture, the Participant or Beneficiary later claims such benefit, such benefit shall be reinstated without interest or earnings.



Article VII - Funding
-------------------------------------------------------------------------------

7.1      Unfunded Plan

         Benefits under this Plan shall be paid from the general assets of the Company. The Plan shall be administered as an unfunded plan which is maintained primarily for the purpose of providing supplemental retirement compensation "for a select group of management or highly compensated employees" as set forth in Sections 201(2), 301(3), and 401(a)(1) of the ERISA, and is not intended to meet the qualification requirements of section 401 of the Code. Any use of the words "contributions" or "contribute," or any similar phrase, shall not require actual contributions or funding of this Plan and is only used for convenience when describing the deferral and supplemental retirement benefit activities of this Plan.

7.2      Rabbi Trust

         Company shall establish the Rabbi Trust and, subject to the rules of this section, make contributions to it for the purpose of providing a source of funds to meet the liabilities of the Plan. It is generally intended that contributions to the Rabbi Trust will be made by Company at least annually in an amount equal to the Salary Deferrals Contributions and any Company Matching Contributions or other Company Discretionary Contributions related to the Plan for the year as calculated and approved pursuant to Sections 3.3 and
         3.4. However, no contribution shall be required if the fair value of the assets in the Rabbi Trust exceeds the value of all benefits under the Plan. Salary Deferrals shall always be contributed to the Rabbi Trust, but the Company shall have discretion regarding whether to transfer funds to the Rabbi Trust for the Company Matching Contribution and Company Discretionary Contribution. Contributions to the Rabbi Trust shall be made at approximately the same time as contributions of like amounts would have been made to the respective Qualified 401(k) Plan or the Qualified Profit Sharing Plan.


         In the event of a Change in Control, the Company shall be required to make additional contributions (if any) to the Rabbi Trust within 30 days of the date of the Change in Control and annually thereafter within 90 days after the end of each Plan Year, such that the fair value of the assets in the Rabbi Trust are sufficient to fund the value of all benefits of the Plan accrued at the date of Change in Control and thereafter at the end of the Plan Year.


         Any assets set aside in the Rabbi Trust shall not be deemed to be the property of the Participant and shall be subject to claims of the creditors of Company. No Participant or Beneficiary shall have any claim against, right to, or security or other interest in, any fund, account or asset of Company from which any payment under the Plan may be made.




SECTION VIII - PLAN ADMINISTRATION
-------------------------------------------------------------------------------
8.1      General Duty


         The Plan shall be administered by the Administrative Committee. Members of the Administrative Committee shall serve in such capacity until resignation or removal by the Board. It shall be the principal duty of the Administrative Committee to determine that the provisions of the Plan are carried out in accordance with its terms, for the exclusive benefit of persons entitled to participate in the Plan.



8.2      Committee Action


         The Committee shall act at meetings by affirmative vote of a majority of the members of the Committee. Any action permitted to be taken at a meeting may be taken without a meeting if, prior to such action, a written consent to the action is signed by all members of the Committee and such written consent is filed with the minutes of the proceedings of the Committee. A member of the Committee shall not vote or act upon any matter which relates solely to himself or herself as a Participant. The Chairman or any other member or members of the Committee designated by the Chairman may execute any certificate or other written direction on behalf of the Committee.

8.3      General Powers, Rights and Duties of the Committee

         The Committee shall have full power to administer the Plan in all of its details, subject to the applicable requirements of the law on behalf of the Participants and their Beneficiaries, shall enforce the Plan in accordance with its terms, shall be charged with the general administration of the Plan, and shall have all powers necessary to accomplish its purposes, including, but not by way of limitation, the following:


              (1)  To select the Funds in accordance with Section 3.4(b) hereof;

              (2) To construe and interpret the terms and provisions of this Plan;

              (3) To compute and certify to the amount and kind of benefits payable to Participants and their Beneficiaries;

              (4) To maintain all records that may be necessary for the administration of the Plan;

              (5) To provide for the disclosure of all information and the filing or provision of all reports and statements to Participants, Beneficiaries or governmental agencies as shall be required by law;

              (6) To make and publish such rules for the regulation of the Plan and procedures for the administration of the Plan as are not inconsistent with the terms hereof;

              (7) To appoint a Plan administrator or any other agent, and to delegate to them such powers and duties in connection with the administration of the Plan as the Committee may from time to time prescribe; and

              (8) To take all actions necessary for the administration of the Plan, including determining whether to hold or discontinue the Policies.



8.4      Construction and Interpretation


         The Committee shall have full discretion to construe and interpret the terms and provisions of this Plan, which interpretations or construction shall be final and binding on all parties, including but not limited to the Company and any Participant or Beneficiary. The Committee shall administer such terms and provisions in a uniform and nondiscriminatory manner and in full accordance with any and all laws applicable to the Plan.

8.5      Information

         To enable the Committee to perform its functions, the Company shall supply full and timely information to the Committee on all matters relating to the Compensation of all Participants, their death or other events which cause termination of their participation in this Plan, and such other pertinent facts as the Committee may require.



8.6      Compensation, Expenses and Indemnity

         a) The members of the Committee shall serve without compensation for their services hereunder.

         b) The Committee is authorized at the expense of the Company to employ such legal counsel as it may deem advisable to assist in the performance of its duties hereunder. Expenses and fees in connection with the administration of the Plan shall be paid by the Company.

         c) To the extent permitted by applicable state law, the Company shall indemnify and hold harmless the Committee and each member thereof, the Board of Directors and any delegate of the Committee who is an employee of the Company against any and all expenses, liabilities and claims, including legal fees to defend against such liabilities and claims arising out of their discharge in good faith of responsibilities under or incident to the Plan, other than expenses and liabilities arising out of willful misconduct. This indemnity shall not preclude such further indemnities as may be available under insurance purchased by the Company or provided by the Company under any bylaw, agreement or otherwise, as such indemnities are permitted under state law.



8.7      Claims and Review Procedures

         a) Claim - A person who believes that he or she is being denied a benefit to which he or she is entitled under this Plan (hereinafter referred to as "Claimant") must file a written request for such benefit with the Company, setting forth his or her claim. The request must be addressed to the President of the Company at its then principal place of business.

         b) Claim Decision - Upon receipt of a claim, the Company shall advise the Claimant that a reply will be forthcoming within ninety (90) days and shall, in fact, deliver such reply within such period. The Company may, however, extend the reply period for an additional ninety (90) days for special circumstances.


              If the claim is denied in whole or in part, the Company shall inform the Claimant in writing, using language calculated to be understood by the Claimant, setting forth: (A) the specified reason or reasons for such denial; (B) the specific reference to pertinent provisions of this Plan on which such denial is based; (C) a description of any additional material or information necessary for the Claimant to perfect his or her claim and an explanation of why such material or such information is necessary; (D) appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review; and (E) the time limits for requesting a review under subsection (c).

         c) Request For Review - Within sixty (60) days after the receipt by the Claimant of the written opinion described above, the Claimant may request in writing that the Committee review the determination of the Company. Such request must be addressed to the Secretary of the Company, at its then principal place of business. The Claimant or his or her duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration by the Committee. If the Claimant does not request a review within such sixty (60) day period, he or she shall be barred and estopped from challenging the Company's determination.

         d) Review of Decision - Within sixty (60) days after the Committee's receipt of a request for review, after considering all materials presented by the Claimant, the Committee will inform the Participant in writing, in a manner calculated to be understood by the Claimant, the decision setting forth the specific reasons for the decision containing specific references to the pertinent provisions of this Plan on which the decision is based. If special circumstances require that the sixty (60) day time period be extended, the Committee will so notify the Claimant and will render the decision as soon as possible, but no later than one hundred twenty (120) days after receipt of the request for review.



8.8      Furnishing Information or Providing Other Reports

         The Committee shall provide Participant under procedures established by the Committee (i) a statement with respect to such Participant's Accounts on a least a quarterly basis, (ii) a description of the Plan, and (iii) such other information or notices as required by ERISA or other applicable law. After Payment by the Participant of a reasonable charge, which charge may be waived by the Committee, the Committee shall provide the Participant with a copy of the Plan upon written request by the Participant. The Committee shall also file with government authorities any reports or returns required.



Article IX - Amendment and Discontinuance
-------------------------------------------------------------------------------

9.1      In General

         The Company hereby reserves the right and power, by action of the Board or the Administrative Committee, to amend, suspend or terminate the Plan in whole or in part, at any time. Included in the Company's right to amend, suspend or terminate is the Company's right at any time to no longer permit any additional participants under the Plan, to cease making benefit allocations, and to distribute all Account balances upon Plan termination. The Administrative Committee may promulgate rules and procedures from time to time to carry out the provisions of this Section IX. However, in no event shall the Company or Administrative Committee have the right to eliminate or reduce any benefit which has been vested or become nonforfeitable under the Plan pursuant to Section
         V. No adopting Company other than the Company shall have the right to amend or terminate the Plan, but a Company shall have the right to cease or suspend participation in the Plan.




SECTION X - GENERAL PROVISIONS
-------------------------------------------------------------------------------

10.1     Unsecured General Creditor.

         Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, claims, or interest in any specific property or assets of the Company. No assets of the Company shall be held in any way as collateral security for the fulfilling of the obligations of the Company under this Plan. Any and all of the Company's assets shall be, and remain, the general unpledged, unrestricted assets of the Company. The Company's obligation under the Plan shall be merely that of an unfunded and unsecured promise of the Company to pay money in the future, and the rights of the Participants and Beneficiaries shall be no greater than those of unsecured general creditors. It is the intention of the Company that this Plan be unfunded for purposes of the Code and for purposes of Title 1 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").



10.2     Restriction Against Assignment.

         The Company shall pay all amounts payable hereunder only to the person or persons designated by the Plan and not to any other person or corporation. No part of a Participant's Accounts shall be liable for the debts, contracts, or engagements of any Participant, his or her Beneficiary, or successors in interest, nor shall a Participant's Accounts be subject to execution by levy, attachment, or garnishment or by any other legal or equitable proceeding, nor shall any such person have any right to alienate, anticipate, sell, transfer, commute, pledge, encumber, or assign any benefits or payments hereunder in any manner whatsoever. If any Participant, Beneficiary or successor in interest is adjudicated bankrupt or purports to anticipate, alienate, sell, transfer, commute, assign, pledge, encumber or charge any distribution or payment from the Plan, voluntarily or involuntarily, the Committee, in its discretion, may cancel such distribution or payment (or any part thereof) to or for the benefit of such Participant, Beneficiary or successor in interest in such manner as the Committee shall direct.



10.3     Receipt or Release.

         Any payment to a Participant or the Participant's Beneficiary in accordance with the provisions of the Plan shall, to the extent thereof, be in full satisfaction of all claims against the Committee and the Company. The Committee may require such Participant or Beneficiary, as a condition precedent to such payment, to execute a receipt and release to such effect.

10.4     Payments on Behalf of Persons Under Incapacity.

         In the event that any amount becomes payable under the Plan to a person who, in the sole judgment of the Committee, is considered by reason of physical or mental condition to be unable to give a valid receipt therefore, the Committee may direct that such payment be made to any person found by the Committee, in its sole judgment, to have assumed the care of such person. Any payment made pursuant to such determination shall constitute a full release and discharge of the Committee and the Company.



10.5     Limitation of Rights and Employment Relationship


         Neither the establishment of the Plan and Trust nor any modification thereof, nor the creating of any fund or account, nor the payment of any benefits shall be construed as giving to any Participant, or Beneficiary or other person any legal or equitable right against the Company or the trustee of the Trust except as provided in the Plan and Trust; and in no event shall the terms of employment of any Employee or Participant be modified or in any way be affected by the provisions of the Plan and Trust.



10.6     Governing Law.

         This Plan shall be construed, governed and administered in accordance with the laws of the State in which the Company is incorporated, except where pre-empted by federal law.



10.7     Statutory References

         All references to the Code and ERISA include reference to any comparable or succeeding provisions of any legislation which amends, supplements or replaces such section or subsection.



10.8     Severability

         In case any provisions of the Plan shall be held illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining provisions of the Plan, and the Plan shall be construed and enforced as if such illegal and invalid provisions had never been set forth in the Plan.

10.9     Gender and Number

         Where the context permits, words denoting the masculine gender shall include the feminine gender, the singular shall include the plural, and the plural shall include the singular.



10.10    Headings

         Headings and subheadings in this Plan are inserted for convenience of reference only and are not to be considered in the construction of the provisions hereof. In the event of a conflict between a heading and the content of a section, the content of the section shall control.



10.11    Non-taxable Benefits

         It is the intention of each Company that the Plan meets all requirements of the Code so that the benefits provided are non-taxable during the period of deferral and until actual distribution is made.



10.12    Action by the Company

         Any action to be performed by the Company under the Plan shall be by resolution of its Board, by a duly authorized committee of its Board, or by a person or persons authorized by resolution of its Board or by resolution of such committee, or by the Administrative Committee.





Executed this _______ day of____________, 2002





                                      LA-Z-BOY INCORPORATED






                                      By:_____________________________
                                         President and Chief Executive Officer

                                 EXHIBIT (13)
                               Financial Report

                      Report of Management Responsibilities

     The management of La-Z-Boy Incorporated is responsible for the preparation, integrity, and objectivity of the financial statements and the other financial related information in this report.
          Management is further responsible for establishing and maintaining a system of internal controls as a critical requirement for the operational and financial integrity of results. The system of internal controls is reviewed, evaluated, and revised as necessary in light of the results based on constant management oversight, internal and independent audits, changes in business, and other conditions. Management believes that the system of internal controls and disclosure procedures, taken as a whole, provides reasonable assurance that (i) financial records are adequate and can be relied upon to allow the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America; (ii) all disclosures, financial and non-financial, are appropriately made and (iii) access to assets occurs only in accordance with management's authorizations. We comply with applicable changes in the regulatory environment, including the certification of our financial statements.
        The Audit Committee of the Board of Directors, which is composed of directors who are not employees of the company meets regularly with management, internal auditors, and the independent accountants to review accounting, auditing, and financial matters, including the disclosure of critical accounting estimates and policies. The independent accountants and internal auditors have full and free access to the Audit Committee to discuss their audit work, the company's internal controls, and financial reporting matters.
         The financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which included consideration of the company's internal control structure. The Report of Independent Accountants follows.




Gerald L. Kiser
President and Chief Executive Officer




David M. Risley
Senior VP and Chief Financial Officer


                        Report of Independent Accountants

     To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in shareholders' equity, including pages 66 through 86, present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 26, 2003, and April 27, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 26, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and trade names effective April 28, 2002.


/s/ PricewaterhouseCoopers LLP



Toledo, Ohio
May 28, 2003



                               Consolidated Statement of Income


(Amounts in thousands,
except per share data)               Fiscal year ended   4/26/03       4/27/02       4/28/01
-----------------------------------------------------------------------------------------------
Sales.................................................   $2,111,830    $2,153,952    $2,248,491
Cost of sales.........................................    1,617,261     1,691,657     1,794,474
                                                       ------------ -------------  ------------
   Gross profit.......................................      494,569       462,295       454,017

Selling, general and administrative...................      331,695       353,906       333,223
Loss on divestiture...................................           --        11,689            --
                                                       ------------ -------------  ------------
   Operating income...................................      162,874        96,700       120,794

Interest expense......................................       10,510        10,063        17,960
Other income, net.....................................        2,633         2,299         9,210
                                                       ------------ -------------  ------------
   Pre-tax income.....................................      154,997        88,936       112,044
Income tax expense....................................       58,899        27,185        43,708
                                                       ------------ -------------  ------------
   Income before cumulative effect of
     accounting change................................       96,098        61,751        68,336
Cumulative effect of accounting change
   (net of tax of $17,920) ...........................      (59,782)           --            --
                                                       ------------ -------------  ------------
   Net income.........................................      $36,316       $61,751       $68,336
                                                       ============ =============  ============

   Basic average common shares........................       57,120        60,739        60,550
   Basic net income per share before
     cumulative effect of accounting change...........        $1.68         $1.02         $1.13
   Cumulative effect of accounting change
     per share........................................        (1.04)           --            --
                                                       ------------ -------------  ------------
   Basic net income per common share..................        $0.64         $1.02         $1.13
                                                       ============ =============  ============

   Diluted weighted average common shares.............       57,435        61,125        60,692
   Diluted net income per share before
     cumulative effect of accounting change...........        $1.67         $1.01         $1.13
   Cumulative effect of accounting change
     per share........................................        (1.04)           --            --
                                                       ------------ -------------  ------------
   Diluted net income per common share................        $0.63         $1.01         $1.13
                                                       ============ =============  ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                       Consolidated Balance Sheet



     (Amounts in thousands, except par value)                      As of   4/26/03       4/27/02
     -----------------------------------------------------------------------------------------------
     Assets
     Current assets
        Cash and equivalents.........................................      $28,817        $26,771
        Receivables, less allowance of $29,636 in 2003 and
          $28,063 in 2002............................................      340,467        382,843
        Inventories, net.............................................      252,537        208,657
        Deferred income taxes........................................       37,734         36,086
        Other current assets.........................................       19,939         18,386
                                                                      ------------   ------------
              Total current assets...................................      679,494        672,743
     Property, plant and equipment, net..............................      209,411        205,463
     Goodwill........................................................       78,807        108,244
     Trade names.....................................................       71,144        116,772
     Other long-term assets, less allowance of $6,481 in
        2003 and $5,428 in 2002......................................       84,210         58,605
                                                                      ------------   ------------
                Total assets.........................................   $1,123,066     $1,161,827
                                                                      ============   ============

     Liabilities and shareholders' equity
     Current liabilities
        Current portion of long-term debt and capital leases.........       $1,619         $2,276
        Accounts payable.............................................       78,931         68,497
        Accrued expenses and other current liabilities...............      134,037        156,120
                                                                      ------------   ------------
              Total current liabilities..............................      214,587        226,893
     Long-term debt..................................................      221,099        137,444
     Capital leases..................................................        1,272          1,942
     Deferred income taxes...........................................       36,928         47,196
     Other long-term liabilities.....................................       39,241         34,830
     Contingencies and commitments
     Shareholders' equity
        Preferred shares-5,000 authorized; none issued...............           --             --
        Common shares, $1 par value-150,000 authorized;
          55,027 outstanding in 2003 and 59,953 outstanding
          in 2002....................................................       55,027         59,953
        Capital in excess of par value...............................      216,081        215,060
        Retained earnings............................................      342,628        444,173
        Accumulated other comprehensive loss.........................       (3,797)        (5,664)
                                                                      ------------   ------------
            Total shareholders' equity...............................      609,939        713,522
                                                                      ------------   ------------
                Total liabilities and shareholders' equity...........   $1,123,066     $1,161,827
                                                                      ============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                               Page 67


                                      Consolidated Statement of Cash Flows



(Amounts in thousands)                                Fiscal year ended    4/26/03        4/27/02      4/28/01
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income.......................................................        $36,316        $61,751      $68,336
   Adjustments to reconcile net income to
     net cash provided by operating activities
        Cumulative effect of accounting change - net of
           income taxes.............................................         59,782             --           --
        Loss on divestiture.........................................             --         11,689           --
        Depreciation and amortization...............................         30,695         43,988       45,697
        Change in receivables.......................................         42,376         (7,418)      13,488
        Change in inventories.......................................        (41,028)        39,848       (3,159)
        Change in payables..........................................          9,927        (23,335)       2,438
        Change in other assets and liabilities......................        (19,080)        15,122       (7,542)
        Change in deferred taxes....................................          6,004         (8,431)      (8,365)
        Proceeds from insurance recovery............................             --             --        5,116
                                                                         ----------     ----------   ----------
             Total adjustments......................................         88,676         71,463       47,673
                                                                         ----------     ----------   ----------
         Net cash provided by operating activities..................        124,992        133,214      116,009

Cash flows from investing activities
   Proceeds from disposals of assets................................          4,348          2,341        2,302
   Capital expenditures.............................................        (32,821)       (32,966)     (37,416)
   Proceeds from divestiture........................................             --          6,048           --
   Acquisitions, net of cash acquired...............................         (3,089)            --           --
   Change in other long-term assets.................................        (30,210)        10,198       (2,476)
                                                                         ----------     ----------   ----------
         Net cash used for investing activities.....................        (61,772)       (14,379)     (37,590)

Cash flows from financing activities
   Proceeds from debt...............................................        187,173         93,482       87,380
   Payments on debt.................................................       (106,606)      (166,915)    (121,830)
   Capital leases...................................................           (578)          (549)         424
   Stock issued for stock option & 401(k) plans.....................         11,462         20,478        9,909
   Repurchase of common stock.......................................       (130,287)       (40,198)     (23,251)
   Dividends paid...................................................        (22,941)       (21,886)     (21,189)
                                                                         ----------     ----------   ----------
         Net cash used for financing activities.....................        (61,777)      (115,588)     (68,557)

Effect of exchange rate changes on cash and equivalents.............            603            (41)        (650)
                                                                         ----------     ----------   ----------

Net increase in cash and equivalents................................          2,046          3,206        9,212

Cash and equivalents at beginning of the year.......................         26,771         23,565       14,353

                                                                         ----------     ----------   ----------
Cash and equivalents at end of the year.............................        $28,817        $26,771      $23,565
                                                                         ==========     ==========   ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      Consolidated Statement of Changes in Shareholders' Equity


                                                                                           Accumulated
                                                                 Capital in                 other com-
                                                       Common     excess of    Retained     prehensive
(Amounts in thousands)                                 shares     par value    earnings       loss        Total
------------------------------------------------------------------------------------------------------------------
           At April 29, 2000.........................  $61,328     $211,450     $392,458     ($2,144)    $663,092

Repurchases of common stock..........................   (1,600)                  (21,651)                 (23,251)
Stock issued for stock options/401(k)................      773         (800)       9,662                    9,635
Tax benefit from exercise of options.................                   274                                   274
Dividends paid.......................................                            (21,189)                 (21,189)
Comprehensive income
   Net income........................................                             68,336
   Unrealized loss on marketable
        securities, net of taxes.....................                                           (768)
   Translation adjustment............................                                           (983)
     Total comprehensive income......................                                                      66,585
                                                      --------    ---------    ---------    --------    ---------
        At April 28, 2001............................   60,501      210,924      427,616      (3,895)     695,146

Repurchases of common stock..........................   (1,750)                  (38,448)                 (40,198)
Stock issued for stock options/401(k)................    1,202        1,528       15,140                   17,870
Tax benefit from exercise of options.................                 2,608                                 2,608
Dividends paid.......................................                            (21,886)                 (21,886)
Comprehensive income
   Net income........................................                             61,751
   Unrealized loss on marketable
        securities, net of taxes.....................                                           (482)
   Realization of losses on marketable
        securities, net of taxes.....................                                          1,250
   Translation adjustment............................                                           (378)
   Change in fair value of cash flow
        hedges, net of taxes.........................                                         (2,159)
     Total comprehensive income......................                                                      59,982
                                                      --------    ---------    ---------    --------    ---------
          At April 27, 2002..........................   59,953      215,060      444,173      (5,664)     713,522

Repurchases of common stock..........................   (5,491)                 (124,796)                (130,287)
Stock issued for stock options/401(k)................      565          162        9,876                   10,603
Tax benefit from exercise of options.................                   859                                   859
Dividends paid.......................................                            (22,941)                 (22,941)
Comprehensive income
   Net income........................................                             36,316
   Unrealized loss on marketable
        securities, net of taxes.....................                                           (793)
   Realization of losses on marketable
        securities, net of taxes.....................                                            194
   Translation adjustment............................                                          2,354
   Change in fair value of cash flow
        hedges, net of taxes.........................                                            112
     Total comprehensive income......................                                                      38,183
                                                      --------    ---------    ---------    --------    ---------
          At April 26, 2003...................         $55,027     $216,081     $342,628     ($3,797)    $609,939
                                                      ========    =========    =========    ========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                   Notes to Consolidated Financial Statements

Note 1:  Accounting Policies

     The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Our fiscal year ends on the last Saturday of April.

Principles of Consolidation
     The consolidated financial statements include the accounts of La-Z-Boy Incorporated and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates
     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Some of the more significant estimates include depreciation, valuation of inventories, valuation of intangibles, allowances of doubtful accounts, sales returns, legal, environmental, restructuring, product liability and warranty accruals. Actual results could differ from those estimates.

New Pronouncements
     Recently the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The adoption of SFAS No. 143 and SFAS No. 145 had no financial impact on our consolidated financial statements. SFAS No. 144 will be implemented in our first quarter of fiscal 2004 as it relates to assets to be disposed of as a result of our recently announced restructuring. See Note 14 for additional information on this restructuring.
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities occurring after December 31, 2002. SFAS No. 146 will be implemented in our first quarter of fiscal 2004 as it relates to our recently announced restructuring. See Note 14 for additional information on this restructuring.
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" in that it requires additional disclosures about our stock-based compensation plans. SFAS No. 148 is effective for periods beginning after December 15, 2002. We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We adopted the disclosure-only provisions of SFAS No. 123. Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma net income and net income per share would have been as follows (for the fiscal years ended):


(Amounts in thousands,
except per share data)         4/26/03    4/27/02   4/28/01
------------------------------------------------------------
Net income...................  $36,316    $61,751   $68,336
Fair value of stock plan.....   (2,132)    (2,010)   (2,618)
                              --------   --------  --------
Proforma net income..........  $34,184    $59,741   $65,718
                              ========   ========  ========
Proforma basic net income
   per share.................    $0.60      $0.98     $1.09
Proforma diluted net income
   per share.................    $0.60      $0.98     $1.08

See Note 11: "Stock Option Plans" for further FASB information on stock option accounting.

                                    Page70

         In January 2003, the FASB issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities." A variable interest entity is generally defined as an entity which has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. The provisions of this statement apply at inception for any entity created after January 31, 2003. We will apply FIN 46 to new entities as applicable. The provisions of this statement apply to existing entities as of our second quarter of fiscal 2004. We have not yet determined the impact of this FIN on our consolidated financial statements as it relates to existing entities.
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and in May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." We have not yet determined the impact, if any, on our consolidated financial statements of SFAS No. 149 and SFAS No. 150, which are effective in our fiscal year 2004.


Cash and Equivalents
     For purposes of the consolidated statement of cash flows, we consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.


Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) basis for approximately 79% and 77% of our inventories at April 26, 2003, and April 27, 2002, respectively. Cost is determined for all other inventories on a first-in, first-out (FIFO) basis.
     Excess of FIFO over the LIFO basis at April 26, 2003, and April 27, 2002, includes $11.4 million for inventory written-up to fair value for acquisitions that occurred in fiscal 2000. This purchase accounting adjustment reduces earnings in periods that the related inventory is sold.


Property, Plant and Equipment
     Items capitalized, including significant betterments to existing facilities, are recorded at cost. All maintenance and repair costs are expensed when incurred. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.


Goodwill and Trade Names
     In prior fiscal years, goodwill and trade names were amortized on a straight-line basis over 30 years from the date of acquisition. As of the beginning of fiscal 2003, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this accounting standard, our goodwill and trade names are required to be reviewed at least annually for impairment. See Note 2 for additional information on our goodwill and trade names and the effect of adopting SFAS No. 142.

Investments
     Trading securities are recorded at fair value with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value with the net unrealized gains and losses reported, net of tax, as a component of other comprehensive income. Realized gains and losses for available-for-sale securities are based on the first-in, first-out method.

Revenue Recognition
     Shipping terms are FOB shipping point and revenue is recognized upon shipment of product. For product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties as well as other incentives that may be offered to customers.
     Other incentives offered to customers include cash discounts, volume discounts and advertising agreements. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Volume discounts are recorded at the time of sale as a reduction to revenue. Our advertising agreements give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

Research and Development Costs
     Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $16.4 million, $18.7 million, and $19.4 million for the fiscal years ended April 26, 2003, April 27, 2002 and April 28, 2001, respectively.

Advertising Expenses
     Production costs of commercials and programming are charged to expense when the advertising is first aired. The costs of other advertising, promotion and marketing programs are charged to income in the period incurred. Cooperative advertising agreements exist with some customers to reimburse them for actual advertising expenses. The reimbursements are recorded as advertising expense when the customer substantiates the advertising. Advertising expense was $43.1 million, $40.1 million, and $35.8 million for the fiscal years ended April 26, 2003, April 27, 2002 and April 28, 2001, respectively.

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

Financial Instruments and Hedging
     We have derivative instruments which consist of interest rate swap agreements that are used to fix the interest rate on a portion of the variable interest rate borrowings on our revolving credit facility. These agreements, which match the terms of the credit facility, are designated and accounted for as cash flow hedges. Currently, there is no gain or loss recognized in earnings relating to the changes in the fair value of these interest rate swap agreements. The effect of marking these contracts to fair value is recorded as a component of shareholders' equity in other comprehensive income.
     We also enter into forward foreign currency exchange contracts to limit our exposure from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business, and accordingly, are not speculative in nature. These contracts are designed to match our currency needs and are therefore designated and accounted for as cash flow hedges.

Reclassification
     Certain prior year information has been reclassified to be comparable to the current year presentation.

Note 2:  Goodwill and Other Intangible Assets

        Effective April 28, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization beginning in fiscal 2003.
        In accordance with SFAS No. 142, trade names were tested for impairment by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Additionally, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit was established based upon a combination of the discounted cash flows and the projected profitability of the market in which the entity operates.
         Using these procedures, we determined that, as of April 28, 2002, the carrying value of trade names exceeded their fair value creating an impairment loss of $48.3 million, all of which was attributable to the Casegoods segment, and the carrying value of goodwill exceeded its fair value creating an impairment loss of $29.4 million. Of the pre-tax impairment loss for goodwill, $17.1 million was attributable to the Upholstery segment and $12.3 million was attributable to the Casegoods segment. The after-tax effect of $59.8 million for these impairment losses was included in the "Cumulative effect of accounting change" in the consolidated statement of income. In the fourth quarter of fiscal 2003, we reevaluated the trade names and goodwill for impairment by comparing the fair values to the carrying values and determined that there was no additional impairment.
        The trade names and goodwill recorded in our April 27, 2002 financial statements, which included the $77.7 million described above, were supported by the undiscounted estimated future cash flow of the related operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 prescribes a different approach than SFAS No. 121, requiring the post-acquisition carrying amounts of goodwill and indefinite-lived intangible assets to be compared to their fair values. The impairments recognized in the first quarter of 2003 were the result of changing the impairment assessment model for our intangible assets from the undiscounted cash flows approach of SFAS No. 121 to the fair value approach prescribed by SFAS No. 142. Additionally, our impairment charges were consistent with the recent sales declines in our Casegoods segment.
         Amortization expense for goodwill and trade names was $9.3 million ($7.5 million after tax) in fiscal 2002. Of this $9.3 million, $3.3 million was attributable to the Upholstery segment and $6.0 million was attributable to the Casegoods segment. Excluding the effect of amortization, our reported net income for fiscal 2002 would have been increased to $69.3 million from $61.8 million and our diluted net income per common share would have been increased to $1.13 from $1.01 per common share.

          The following table summarizes changes to goodwill and trade names in fiscal 2003:

                                         Upholstery    Casegoods
  (Amounts in thousands)                   Group         Group
  --------------------------------------------------------------
  Goodwill
  Balance as of 4/27/02.................  $70,265       $37,979
  Effect of adopting SFAS No. 142.......  (17,062)      (12,349)
  Dispositions..........................      (26)           --
                                         ----------   ----------
  Balance at 4/26/03..................    $53,177       $25,630
                                         ==========   ==========

  Trade names
  Balance as of 4/27/02.................  $14,255      $102,490
  Effect of adopting SFAS No. 142.......       --       (48,291)
  Acquisitions..........................    2,690            --
                                         ----------   ----------
  Balance at 4/26/03....................  $16,945       $54,199
                                         ==========   ==========


Note 3:  Inventories

 (Amounts in thousands)               4/26/03    4/27/02
----------------------------------------------------------
Raw materials...................      $78,713     $72,389
Work in progress................       50,041      53,947
Finished goods..................      137,037      94,062
                                    ---------   ---------
   FIFO inventories.............      265,791     220,398
   Excess of FIFO over LIFO.....      (13,254)    (11,741)
                                    ---------   ---------
        Total inventories.......     $252,537    $208,657
                                    =========   =========



Note 4:  Property, Plant and Equipment



                                   Estimated
(Amounts in thousands)            Useful Lives    4/26/03   4/27/02
--------------------------------------------------------------------
Buildings and building
    fixtures....................   3-40 yrs.     $199,177  $189,051
Machinery and equipment.........   8-15 yrs.      183,063   178,222
Information systems.............   3-10 yrs.       42,527    39,597
Land and land improvements......     20 yrs.       30,827    27,423
Transportation equipment........   5-10 yrs.       15,961    17,425
Other...........................   3-10.yrs.        9,680    16,459
Construction in progress........                   10,989     6,949
                                                ---------  ---------
                                                  492,224   475,126
Less: accumulated
      depreciation..............                  282,813   269,663
                                                ---------  ---------
Property, plant and
      equipment, net............                 $209,411  $205,463
                                                =========  =========

Note 5:  Investments

     Included in other long-term assets were $13.0 million and $12.4 million at April 26, 2003, and April 27, 2002, respectively, of available-for-sale marketable securities to fund future obligations of one of our retirement plans. In addition, we had $9.4 million of trading securities in other long-term assets as of April 26, 2003. The following is a summary of current trading and available-for-sale securities at April 26, 2003 and April 27, 2002:

                           Gross        Gross
(Amounts in thousands)  Unrealized   Unrealized    Fair
  Fiscal 2003              Gains        Losses      Value
----------------------------------------------------------
Trading securities.....         $19       ($82)   $9,363
Available-for-sale
  Equity securities....          35     (1,070)    8,401
  Fixed income.........          80         --     4,154
  Other................           3         --       476
                         ---------- ----------  --------
    Total
     available-for-sale
     securities........         118     (1,070)   13,031
                         ---------- ----------  --------
       Total securities        $137    ($1,152)  $22,394
                         ========== ==========  ========

Fiscal 2002
--------------------------------------------------------
Available-for-sale
  Other................          --         --   $12,412
                         ========== ==========  ========

     The following table summarizes sales of available-for-sale securities for the fiscal years ended 2003, 2002, and 2001.


(Amounts in thousands)      4/26/03     4/27/02   4/28/01
-----------------------------------------------------------
Proceeds from sales........  $5,140     $12,651      $60

Gross realized gains.......     187         161      177

Gross realized losses......   ($496)    ($2,314)      --

     The fair value of available-for-sale securities by contractual maturity were $0.3 million within one year, $2.1 million within two to five years, $1.3 million within six to ten years and $0.8 million thereafter.

Note 6:  Accrued Expenses and Other Current Liabilities

(Amounts in thousands)                       4/26/03   4/27/02
---------------------------------------------------------------
Payroll and other compensation.............   $73,335   $74,905
Accrued product warranty...................    12,109    15,039
Income taxes...............................     6,965    18,379
Other current liabilities..................    41,628    47,797
                                           ---------- ---------
    Accrued expenses and other
      current liabilities..................  $134,037  $156,120
                                           ========== =========


Note 7:  Debt

                                           Fiscal
                              Interest      Year
 (Amounts in thousands)         Rate      Maturity   4/26/03    4/27/02
--------------------------------------------------------------------------
Revolving credit
   facility............         6.65%       2006     $70,000    $70,000
Industrial
   revenue bonds.......      1.3-7.0%     2005-27     30,478     30,855
Private placement notes         6.47%       2008      35,000     35,000
                                4.56%       2010      36,000         --
                                5.25%       2013      50,000         --
Other debt.............         6.75%       2004         602      3,319
                                                   ---------  ---------
      Total debt...................................  222,080    139,174
         Less:  current portion ...................      981      1,730
                                                   ---------  ---------
                 Long-term debt ................... $221,099   $137,444
                                                   =========  =========

    Weighted avg. interest rate ...................     5.3%       5.6%
                                                   ---------  ---------
            Fair value of  debt ................... $225,504   $140,215
                                                   =========  =========

     We have a $300 million unsecured revolving credit facility with a group of banks which uses a performance based interest rate grid with pricing ranging from LIBOR plus 0.475% to LIBOR plus 0.800% based on our consolidated debt to capital ratio and also requires that certain covenants be met. The revolving credit facility expires on May 12, 2005. At April 26, 2003 we are in compliance with all of the covenants under this facility.
      In addition to our previously existing credit facilities, on December 19, 2002 we completed a private placement of $86 million in La-Z-Boy Incorporated unsecured notes with $36 million of these notes having a maturity of seven years and the remaining $50 million having a maturity of ten years. The fixed rate on the seven year notes is 4.56% and on the ten year notes is 5.25%. The proceeds from this debt issuance were used to reduce the company's bank borrowings and for general corporate purposes.

     Industrial revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are pledged as collateral for the bonds.
     We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on the floating rate debt. We believe that the risk of potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million through December 8, 2003 at 6.095% plus the applicable borrowing spread under the revolving credit facility. The fair market value of the swaps would require payment of $2.6 million at April 26, 2003, if we were to have terminated the agreements.
     Maturities of long-term debt, subsequent to April 26, 2003, are $1.0 million in 2004, $4.3 million in 2005, $70.3 million in 2006, $0.3 million in 2007, $39.6 million in 2008 and $106.6 million thereafter. As of April 26, 2003, unused lines of credit and commitments were $321.8 million under several credit arrangements.
     Cash paid for interest during fiscal years 2003, 2002 and 2001 was $8.9 million, $10.2 million and $17.5 million, respectively.


Note 8:  Leases

     We have operating leases for manufacturing facilities, executive and sales offices, warehouses, showrooms and retail facilities as well as for equipment for manufacturing, transportation and data processing. The operating leases expire at various dates through 2027. Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. We lease additional transportation and other equipment under capital leases expiring at various dates through 2010. The majority of these capital leases include bargain purchase options.


     The future minimum lease payments under non-cancelable leases are as follows (for the fiscal years):

                                         Operating       Capital
           (Amounts in  thousands)        Leases         Leases
           -----------------------------------------------------
           2004................           $18,632          $779
           2005................            16,507         1,022
           2006................            12,285            55
           2007................             8,524            47
           2008................             6,812            47
           2009 and beyond.....            23,226            89
                                      -----------    ----------
                                           85,986         2,039
             Less: interest....                --           129
                                      -----------    ----------
                   Total.......           $85,986        $1,910
                                      -----------    ----------

     Rental expense and contingent rentals for capital and operating leases were as follows (for the fiscal years ended):

         (Amounts in thousands)         4/26/03   4/27/02   4/28/01
         ------------------------------------------------------------
         Rental expense..............     $25,444   $20,215   $22,591
         Contingent rentals..........        $473      $615      $573

Note 9:  Financial Guarantees and Product Warranties

      Effective for the third quarter of fiscal 2003, we adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.
        Prior to December 31, 2002 we provided secured and unsecured financial guarantees relating to loans and leases in connection with certain independent La-Z-Boy Furniture Galleries(R) dealers whose stores are not owned by the company. Loan guarantees are generally for real estate mortgages and have terms lasting from one to five years. Lease guarantees are generally for real estate leases and have terms lasting from one to five years. These loan and lease guarantees enhance the credit of these dealers. The guaranteed party is required to make periodic fee payments to us in exchange for the guarantees. The fair values of the loan and lease agreements we have entered into since December 31, 2002 are not material to our financial position.
     We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amount of potential future payments under loan guarantees and lease guarantees were $10.1 million and $7.3 million, respectively, as of April 26, 2003. Should a dealer default on a collateralized loan, we expect to be able to liquidate the collateral, the proceeds of which we anticipate would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.
     We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.
       Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues.
     A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)                      4/26/03     4/27/02
-----------------------------------------------------------------
Balance as of the beginning of the year..   $23,038     $21,444
Accruals during the year.................     9,732      14,676
Settlements during the year..............   (13,704)    (13,082)
                                           --------    --------
Balance as of the end of the year........   $19,066     $23,038
                                           ========    ========


Note 10:  Contingencies

     We have been named as a defendant in various lawsuits arising in the ordinary course of business including being named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable legal and environmental matters and we do not believe that a material additional loss is reasonably possible for legal or environmental matters.

Note 11:  Stock Option Plans

     Our shareholders have approved an employee incentive stock option plan that provides grants to certain employees to purchase common shares at not less than their fair market value at the date of grant. Granted options become exercisable at 25% per year beginning one year from the date of grant for up to five or ten years. The plan authorized option grants of up to 7,500,000 common shares.

Plan activity is as follows:

                                        Number of    Weighted avg.
                                          shares    exercise price
-------------------------------------------------------------------
Outstanding at April 29, 2000.........    2,400,904      $15.65
Granted...............................      716,930       15.50
Exercised.............................     (449,852)      10.84
Expired or cancelled..................     (139,697)      18.11
                                        -----------
Outstanding at April 28, 2001.........    2,528,285       16.33
Granted...............................      663,885       19.80
Exercised.............................     (935,735)      13.80
Expired or cancelled..................     (211,500)      18.59
                                        -----------
Outstanding at April 27, 2002.........    2,044,935       18.37
Granted...............................      662,800       22.59
Exercised.............................     (358,095)      15.29
Expired or cancelled..................     (143,118)      20.42
                                        -----------
Outstanding at April 26, 2003.........    2,206,522       20.01
                                        -----------
Exercisable at April 26, 2003.........      835,417      $19.12
Shares available for grants at
   April 26, 2003.....................    4,472,980


     Information regarding currently outstanding and exercisable options is as follows:
                                                       Weighted
                                                         avg.
                        Number         Weighted       remaining
                      outstanding        avg.        contractual
   Range of          at April 26,      exercise        life in
exercise prices          2003            price          years
-----------------------------------------------------------------
 $9.54 - $13.99           5,605          $11.54           3.78
 14.41 -  20.10       1,252,647           17.78           2.45
$22.60 - $25.43         948,270           23.00           6.76
---------------------------------------------------------------
                      2,206,522          $20.01           4.30
===============================================================


                              Number
                           exercisable        Weighted
         Range of          at April 26,    avg. exercise
      exercise prices          2003            price
      --------------------------------------------------
        $9.54 - $13.99            5,605          $11.54
        14.41 -  20.10          592,146           17.29
       $22.60 - $25.43          237,666           23.86
      --------------------------------------------------
                                835,417          $19.12
      ==================================================

     The tables above include options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of April 26, 2003 were 67,403 with a weighted average exercise price of $19.24 per share. There are no shares available for future grant under this plan.
     Our shareholders have also approved two restricted share plans. Under one plan, a committee of the board of directors is authorized to offer for sale up to an aggregate of 750,000 common shares to certain employees. Under a second plan, up to an aggregate of 150,000 common shares are authorized for sale to non-employee directors. Under the restricted share plans, shares are offered at 25% of the fair market value at the date of grant. The plans require that all shares be held in an escrow account for a period of three years in the case of an employee, or until the participant's service as a director ceases in the case of a non-employee director. In the event of an employee's or non-employee director's termination during the escrow period, the shares must be sold back to us at their cost.

     Common shares aggregating 71,825 and 71,875 were granted and issued during fiscal years 2003 and 2002, respectively, under the employee restricted share plan. Common shares remaining for future grants under this plan amounted to 437,965 at April 26, 2003.
     Common shares aggregating 9,300 and 13,200 were granted and issued during fiscal years 2003 and 2002, respectively, under the non-employee directors' restricted share plan. Common shares remaining for future grants under this plan amounted to 61,200 at April 26, 2003.
     Shareholders have also approved a performance-based restricted stock plan. This plan authorized awards up to an aggregate of 1,200,000 common shares to key employees. Grants of shares or short-term options to purchase shares are based on achievement of goals over a three-year performance period. At April 26, 2003, target awards were outstanding for which up to approximately 532,000 common shares may be issued in fiscal years 2004 through 2006 based on three outstanding target awards, depending on the extent to which certain performance objectives are met. The cost of awards is expensed over the performance period. In fiscal year 2003, 28,087 common shares were issued for the three-year period that ended in 2002.
     Actual expense relating to the restricted share plans and the performance-based restricted stock plan was $3.8 million in fiscal 2003, $2.4 million in fiscal 2002 and $0.8 million in fiscal 2001.
     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," we have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.
     Had we elected to recognize compensation cost for stock options based on the fair value method of accounting prescribed by SFAS No. 123, the additional after tax expense relating to the stock options would have been $2.1 million in fiscal 2003, $2.0 million in fiscal 2002 and $2.6 million in fiscal 2001. See
Note 1 for proforma information.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions:

                              4/26/03     4/27/02      4/28/01
 ----------------------------------------------------------------
 Risk free interest rate..        3.0%        4.4%       4.95%
 Dividend rate............        1.7%        1.7%        1.9%
 Expected life in years...         5.0         5.0         5.0
 Stock price volatility...       40.0%       43.0%       45.0%


Note 12:  Retirement/Welfare

     Eligible salaried employees are covered under a trusteed profit sharing retirement plan. Discretionary cash contributions to a trust are made annually based on profits. We maintain a Non-Qualified Deferred Compensation (NQDC) plan for eligible highly compensated employees.
     We maintain a non-qualified defined benefit retirement plan for certain existing and former salaried employees. Included in other long-term liabilities were plan obligations of $13.2 million and $12.2 million at April 26, 2003, and April 27, 2002, respectively. This plan is excluded from the obligation charts that follow.
     Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas and this match is made in our common shares. We also maintain defined benefit pension plans for eligible factory hourly employees at some operating units.

     The net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):


   (Amounts in thousands)         4/26/03     4/27/02   4/28/01
   -------------------------------------------------------------
   Service cost................      $2,559     $2,918    $2,676
   Interest cost...............       4,616      4,254     4,013
   Actual return on plan
      assets...................       3,600       (109)   (1,903)
   Net amortization and
      deferral.................      (7,491)    (4,260)   (2,648)
                                ----------- ---------- ---------
   Net periodic pension cost...       3,284      2,803     2,138

   Profit sharing/NQDC*........      10,615     10,864    10,579
   401(k)*.....................       5,601      4,191     3,744
   Other*......................         795      3,875     1,716
                                ----------- ----------  --------
   Total retirement costs......     $20,295    $21,733   $18,177
                                ----------- ----------  --------

     * Not determined by an actuary.


     The funded status of the pension plans was as follows:

(Amounts in thousands)                        4/26/03    4/27/02
------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year..    $61,953   $55,543
  Service cost.............................      2,559     2,918
  Interest cost............................      4,616     4,254
  Amendments and new plans.................         22     2,016
  Actuarial gain (loss)....................      3,656      (128)
  Benefits paid............................     (3,432)   (2,650)
                                              --------  --------
    Benefit obligation at year end.........     69,374    61,953
Change in plan assets
   Fair value of plan assets at
     beginning of year.....................     59,807    56,417
   Actual return on plan assets............     (3,600)      109
   Employer contribution...................     15,738     5,931
   Benefits paid...........................     (3,432)   (2,650)
                                              --------  --------
    Fair value of plan assets at year end..     68,513    59,807
                                              --------  --------
  Funded (underfunded) status..............       (861)   (2,146)
  Unrecognized actuarial loss..............     20,298     8,821
  Unamortized prior service cost...........        643       769
                                              --------  --------
     Prepaid benefit cost..................    $20,080    $7,444
                                              ========  ========

     The expected long-term rate of return on defined benefit plan assets was 8.0% for fiscal years 2003, 2002 and 2001. The weighted-average discount rate used in determining the actuarial present value of projected benefit obligations was 6.6% in fiscal year 2003, 7.2% in fiscal year 2002 and 7.7% for fiscal year 2001. Plan assets are invested in a diversified portfolio that consists primarily of debt and equity securities.

Note 13:  Health Care

     Eligible employees have an opportunity to participate in group health plans. Most participating employees pay their portion of health care costs through pre-tax payroll deductions. Health care expenses were as follows (for the fiscal years ended):


(Amounts in thousands)        4/26/03      4/27/02      4/28/01
----------------------------------------------------------------
Gross health care.........     $71,275      $76,071      $76,989
Participant payments......     (20,159)     (19,178)     (19,132)
                            ----------   ----------   ----------
    Net health care.......     $51,116      $56,893      $57,857
                            ==========   ==========   ==========



Note 14: Restructuring

     In fiscal years 2002 and 2001, we recorded restructuring charges of $22.2 million and $11.2 million, respectively. The $22.2 million, which was recorded in cost of sales, was the result of closing down four manufacturing facilities and converting three others to warehousing, subassembly and import service operations. Of the $22.2 million, $3.7 million was attributable to the Upholstery segment and $18.5 million was attributable to the Casegoods segment. The total restructuring charges were comprised of $13.2 million in the second quarter and $9.0 million in the fourth quarter of fiscal 2002. The $11.2 million in fiscal 2001, which was recorded in cost of sales, was the result of strategic decisions to rationalize production capacity to achieve more efficient production utilization and exit certain unprofitable product lines. Of the $11.2 million, $2.3 million was attributable to the Upholstery segment and $8.9 million was attributable to the Casegoods segment. As of April 26, 2003, substantially all of the 1,132 employees expected to be terminated as a result of these plans are no longer employed by the company. The remaining liability will be paid out in fiscal 2004.
      Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:


                                                Fiscal 2003
                                          -----------------------
                                                        Cash
                                           Charges    Payment or
                               4/27/02        to        Asset     4/26/03
(Amounts in thousands)         Balance     expense   Write-down   Balance
--------------------------------------------------------------------------
 Fixed asset write-downs...     $  --       $  --      $  --       $  --
 Severance and benefit
   related costs...........     1,500       1,070     (2,257)        313
 Inventory write-downs.....        --          --         --          --
 Other.....................     3,100          --     (2,557)        543
                             ---------------------------------------------
 Total.....................    $4,600      $1,070    ($4,814)       $856
                             =============================================


                                                Fiscal 2002
                                          -----------------------
                                                        Cash
                                           Charges    Payment or
                               4/28/01        to        Asset     4/27/02
(Amounts in thousands)         Balance     expense   Write-down   Balance
--------------------------------------------------------------------------
 Fixed asset write-downs...     $  --      $11,000   ($11,000)     $  --
 Severance and benefit
   related costs...........     1,200        4,600     (4,300)     1,500
 Inventory write-downs.....        --        3,500     (3,500)        --
 Other.....................     2,700        3,100     (2,700)     3,100
                             ---------------------------------------------
 Total.....................    $3,900      $22,200   ($21,500)    $4,600
                             =============================================

      The above fiscal 2003 table shows additional charges relating to health insurance and workers' compensation for plants previously shut down.
       Subsequent to year end, we announced an additional restructuring plan in our Casegoods segment as a result of the continued pressure on domestic manufacturing caused by imports. This restructuring will result in pre-tax charges of approximately $10.0 million or $0.11 per diluted share on an after-tax basis. Of these pre-tax charges, approximately $6.4 million will be taken primarily in the first quarter of fiscal 2004 and will cover the write-down of certain fixed assets and inventories. The write-down of fixed assets will be accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and covers two manufacturing plants expected to be disposed of by sale in fiscal year 2004. Most of the remaining balance of $3.6 million of the charges represents severance and other costs and will be incurred in the first half of fiscal 2004 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."



Note 15:  Divestiture

     On November 30, 2001, we sold the operations of our Pilliod Furniture unit. We acquired Pilliod, which produces promotionally priced bedroom and occasional furniture at its manufacturing facility in Nichols, S.C., as part of our acquisition of LADD Furniture, Inc. in fiscal 2000. The product line produced by Pilliod did not strategically align with our other product lines. The transaction generated a pretax loss of $11.7 million. A tax benefit of $11.8 million was also generated, resulting in a small net gain with no earnings per share effect. Pilliod's sales, included in our consolidated statement of income, were $24.2 million and $69.7 million for the fiscal years ended April 27, 2002, and April 28, 2001, respectively, and Pilliod had net losses of $1.1 million and $6.5 million for the fiscal years ended April 27, 2002, and April 28, 2001, respectively. Pilliod's 2001 net loss included $3.7 million of after-tax restructuring charges.



Note 16:  Income Taxes

     The primary components of our deferred tax assets and (liabilities) were as follows:


(Amounts in thousands)                       4/26/03    4/27/02
---------------------------------------------------------------
Current
   Bad debt..............................    $13,288    $13,760
   Warranty..............................      7,821      9,222
   Workers' compensation.................      3,052      2,951
   Deferred and other compensation.......      7,665      4,386
   Inventory.............................     (5,120)    (6,459)
   State income tax......................      1,325        820
   Restructuring.........................      3,979      3,881
   Other.................................      5,724      7,525
                                            --------  ---------
    Total current deferred tax assets....     37,734     36,086

Noncurrent
   Trade names*..........................    (24,711)   (43,142)
   Property, plant and equipment.........    (14,758)   (12,514)
   Pension...............................     (3,452)     1,760
   Other.................................      5,993      6,700
                                            --------  ---------
    Total noncurrent deferred tax
      liabilities........................    (36,928)   (47,196)
                                            --------  ---------
      Net deferred tax asset
       (liability).......................       $806   ($11,110)
                                            ========  =========

       *Deferred tax liabilities of $17.9 million were eliminated in connection with the write-down of trade names upon the adoption of SFAS No. 142 on April 28, 2002.

     Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:


(% of pre-tax income)                   4/26/03   4/27/02     4/28/01
----------------------------------------------------------------------
Statutory tax rate.................      35.0%     35.0%       35.0%
Increase (reduction) in income
  taxes resulting from:
  State income taxes net of
    federal benefit................       3.0       3.2         3.4
  Goodwill.........................        --       1.8         1.4
  Worthless stock deduction........        --      (8.4)         --
  Miscellaneous items..............        --      (1.0)       (0.8)
                                        -----     -----        ----
  Effective tax rate...............      38.0%     30.6%       39.0%
                                        =====     =====       =====

     As a result of the sale of the operations of Pilliod Furniture during fiscal year 2002, we recognized a substantial "worthless stock" deduction. This deduction is attributable to the difference between the tax basis in the stock of Pilliod and its underlying assets and resulted in a net reduction of federal and state income tax of $7.5 million.
     In fiscal 2004, we intend to repatriate earnings of a Canadian subsidiary. The related income tax expense will be offset by available tax credits.

     Income tax expense is comprised of the following:


(Amounts in thousands)              4/26/03     4/27/02   4/28/01
-------------------------------------------------------------------
Federal   -current..............    $46,678     $29,730   $44,866
          -deferred.............      5,087      (7,081)   (6,930)
State     -current..............      6,420       4,870     6,576
          -deferred.............        714        (334)     (804)
                                  ---------- ----------- ---------
Total income tax expense........    $58,899     $27,185   $43,708
                                  ---------- ----------- ---------

     Cash paid for taxes during the fiscal years ended April 26, 2003, April 27, 2002 and April 28, 2001, was $60.9 million, $24.0 million and $57.4 million, respectively.


Note 17:  Earnings Per Share

     Basic net income per share is computed using the weighted average number of shares outstanding during the period. Diluted net income per share uses the weighted average number of shares outstanding during the period plus the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our dilutive potential common shares are for employee stock related plans described in Note 11. Outstanding share information is as follows (for the fiscal years ended):

(Amounts in thousands)             4/26/03  4/27/02     4/28/01
---------------------------------------------------------------
Weighted average common
  shares outstanding (basic)....    57,120   60,739     60,550
Effect of options...............       315      386        142
                                   -------  -------    -------
Weighted average common
  shares outstanding (diluted)..    57,435   61,125     60,692
                                   -------  -------    -------


     The weighted average common shares outstanding for diluted earnings per share calculation at April 26, 2003, excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the average price of our stock of $23.06 for the fiscal year. These options are excluded due to their antidilutive effect at April 26, 2003.

Note 18:  Segments

     Our reportable operating segments are the Upholstery Group segment and the Casegoods Group segment.

     The Upholstery Group is comprised of operating units that primarily manufacture and sell to dealers, furniture which is mostly or fully covered with fabric, leather or vinyl. Upholstered furniture includes products which function as seating for the home and commercial markets such as reclining and non-reclining chairs, motion and stationary sofas, loveseats, chaises and ottomans. The operating units included in the Upholstery Group are Bauhaus USA, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract, La-Z-Boy UK, and Sam Moore. HickoryMark is included through the cessation of its operations in October 2002.
     The Casegoods Group is comprised of operating units that primarily manufacture or sell to dealers, products that function as storage, display or table units for the home and commercial markets, such as dining room furniture, bedroom suites, occasional tables, chests, desks, wall units and accent pieces. These products are mostly made of hardwood or hardwood veneers. The operating units included in the Casegoods Group are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House. Pilliod Furniture is included in the segment information provided through its sale date of November 30, 2001.
     Our largest customer represents less than 2.2% of each of our segments' sales.
     The accounting policies of the operating segments are the same as those described in Note 1. Segment operating income is based on profit or loss from operations before interest expense, other income and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant, and equipment, goodwill and trade names. Our unallocated assets include deferred income taxes, corporate assets (including cash and equivalents) and various other assets.

      Information used to evaluate segments is as follows (for the fiscal years ended):

(Amounts in thousands)        4/26/03      4/27/02      4/28/01
------------------------------------------------------------------
Sales
  Upholstery Group......... $1,589,778   $1,543,756    $1,488,111
  Casegoods Group..........    526,168      611,268       762,159
  Eliminations.............     (4,116)      (1,072)       (1,779)
                            ----------   ----------    ----------
   Consolidated............  2,111,830    2,153,952     2,248,491
                            ==========   ==========    ==========
Operating income
  Upholstery Group.........    154,617      134,337       129,178
  Restructuring............         --       (3,735)       (2,300)
                            ----------   ----------    ----------
    Net Upholstery Group...    154,617      130,602       126,878
  Casegoods Group..........     32,110       19,569        23,231
  Restructuring............         --      (18,452)       (8,900)
  Loss on divestiture......         --      (11,689)           --
                            ----------   ----------    ----------
    Net Casegoods Group....     32,110      (10,572)       14,331
  Corporate and other......    (23,853)     (23,330)      (20,415)
                            ==========   ==========    ==========
   Consolidated............    162,874      130,576       131,994
   Restructuring...........         --      (22,187)      (11,200)
   Loss on divestiture.....         --      (11,689)           --
                            ----------   ----------    ----------
    Net consolidated.......    162,874       96,700       120,794
                            ==========   ==========    ==========
Depreciation and amortization
  Upholstery Group.........     19,115       20,655        21,972
  Casegoods Group..........      9,981       12,560        12,979
  Corporate and other......      1,599       10,773        10,746
                            ----------   ----------    ----------
    Consolidated...........     30,695       43,988        45,697
                            ==========   ==========    ==========
Capital expenditures
  Upholstery Group.........     22,871       21,997        20,966
  Casegoods Group..........      6,976        9,206        14,231
  Corporate and other......      2,974        1,763         2,219
                            ----------   ----------    ----------
   Consolidated............     32,821       32,966        37,416
                            ==========   ==========    ==========
Assets
  Upholstery Group.........    617,225      617,093       637,198
  Casegoods Group..........    351,387      397,277       488,718
  Unallocated assets.......    154,454      147,457        99,881
                            ----------   ----------    ----------
   Consolidated............ $1,123,066   $1,161,827    $1,225,797
                            ==========   ==========    ==========
Sales by country
  United States............        93%          95%           96%
  Canada and other.........         7%           5%            4%
                                  ----         ----          ----
                                  100%         100%          100%
                                  ====         ====          ====

Note 19:  Share Repurchases

     The company is authorized to repurchase common stock under the repurchase program approved by our Board of Directors, and the restricted share plans. At April 26, 2003, approximately 4.2 million additional shares can be repurchased pursuant to the repurchase programs. Our repurchases were as follows (for the fiscal years ended):

(Amounts in thousands)        4/26/03      4/27/02       4/28/01
-----------------------------------------------------------------
Shares repurchased.........     5,491        1,750         1,600
Cash used for
   repurchases.............  $130,287      $40,198       $23,251


Note 20: Related Parties

     The Chairman of our Board of Directors is a member of the Board of Directors of Culp, Inc. and chairs its compensation committee. Culp provided 16.5% of the total fabric purchased by us during the fiscal year. The purchases from Culp were at prices comparable to other vendors and under similar terms. Our Chairman has no involvement in our selection or purchase processes related to fabrics.

                      Management's Discussion and Analysis

     This Management's Discussion and Analysis should be read in conjunction with the accompanying Report of Management Responsibilities, Report of Independent Accountants, Consolidated Financial Statements and related Notes to Consolidated Financial Statements.
     In terms of sales, we are the second largest furniture manufacturer in the United States of America, the largest reclining-chair manufacturer in the world and North America's largest manufacturer of upholstered furniture. We also import furniture products from outside the U.S. for resale in North America. We sell mostly to independent retailers who resell to end-users, and we also own a small number of retail stores where we sell our own manufactured and imported products to end-users. Besides our own retail stores, we have agreements with many independent retailers to display and merchandise products from one or more of our operating units and sell them to end-user consumers in dedicated retail space, either through stand-alone stores or in dedicated galleries within their stores. We consider these stores as well as our own retail stores to be "proprietary" and one of the keys to our success.
     The furniture industry experienced soft retail conditions in the last half of the year as retail conditions were adversely affected by waning consumer confidence and unsettling world events. The furniture industry is experiencing significant changes in the sourcing of manufacturing production as over the past few years a growing percentage of production has shifted from domestic to foreign manufacturing.
     The framework of the casegoods furniture industry is changing from domestic producer to a hybrid of importer and domestic producer. The rapid growth of manufacturing capabilities in the Far East has resulted in increasing production capacities of these countries, which has decreased the utilization of domestic production capacity. Imported finished goods and components are lowering costs which in turn is deflating retail furniture prices to consumers. As a result of these deflated sales prices, there has been some decline in margins on domestic products. Some large retailers and dealers are also buying direct from overseas manufacturers. To address these challenges, we have significantly increased importing of finished goods and sourced parts from overseas, and this has had a significant impact on improving our margins in our casegoods segment. We recently announced the closing of three more domestic manufacturing facilities, decreasing casegoods manufacturing space by approximately 51% over the last two years.
     We have disclosed non-GAAP ("generally accepted accounting principles") financial measures in this report, including normalized net sales, normalized operating margin, and normalized diluted earnings per share. A reconciliation table of GAAP to non-GAAP normalized results appears at the end of this section.
     We believe that the presentation of normalized sales, which excludes the sales of Pilliod which was divested in November 2001, HickoryMark which ceased operations in October 2002 and the fiscal 2003 retail acquisitions, provides useful information to investors because it enables investors to make additional meaningful comparisons of our sales between one reporting period and another.
      We believe that the presentation of normalized operating margin, which excludes restructuring and divestiture charges as well as amortization expense of goodwill and trade names, provides useful information to investors because it enables investors to make additional meaningful comparisons of our performance from one reporting period to another. Because restructuring charges occur on an irregular basis, are often material and are not predictable, and because the discontinuation of amortization is a result of new accounting guidance, we believe that the non-GAAP presentation may be useful in assessing the operating performance of our company. The normalized operating margin is calculated by taking the normalized operating income divided by sales as reported.
     We believe that the presentation of normalized diluted earnings per share, which excludes the cumulative effect of accounting change relating to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," as well as the adjustments discussed above, provides useful information to investors in evaluating the overall net effect of the foregoing adjustments and to make meaningful comparisons against the GAAP results that are presented.

Analysis of Operations
Year Ended April 26, 2003
(2003 compared with 2002)


                                 FY03 over      Fiscal year ended
                                 (under)    -----------------------
                                  FY02**       4/26/03    4/27/02
-------------------------------------------------------------------
Sales.........................     (2.0%)       100.0%     100.0%
Cost of sales.................     (4.4%)        76.6%      78.5%
                                 -------       -------    -------
  Gross profit................      7.0%         23.4%      21.5%

Selling, general and
  administrative..............     (6.3%)        15.7%      16.4%
Loss on divestiture...........       N/M           --        0.5%
                                 -------       -------    -------
  Operating income............     68.4%          7.7%       4.5%
Interest expense..............      4.4%          0.5%       0.5%
Other income..................     14.5%          0.1%       0.1%
                                 -------       -------    -------
  Pretax income...............     74.3%          7.3%       4.1%
Income tax expense*...........    116.7%         38.0%      30.6%
                                 -------       -------    -------
  Income before cumulative
  effect of accounting change.     55.6%          4.6%       2.9%
                                 -------       -------    -------
   Diluted earnings per share
   before cumulative effect...     65.3%

   *As a percent of pretax income.
   **This column represents the dollar change from fiscal 2003 to fiscal 2002.




                         Segment Analysis
-------------------------------------------------------------------
                                             Operating Income
                               Sales    ---------------------------
                                FY03       FY03
                                Over       Over    Percent of Sales
                               (Under)    (Under) -----------------
                                FY02*      FY02*     FY03    FY02
-------------------------------------------------------------------
Upholstery Group.............    3.0%      18.4%     9.7%    8.5%
Casegoods Group..............  (13.9%)      N/M      6.1%   (1.7%)
Unallocated corporate
  costs and eliminations.....    N/M        N/M      N/M     N/M
Consolidated.................   (2.0%)     68.4%     7.7%    4.5%





                Segment Operating Income Analysis Excluding
               Restructuring, Divestiture, and Amortization
        ---------------------------------------------------------
                                    FY03
                                    Over       Percent of Sales
                                   (Under) ----------------------
                                    FY02*       FY03     FY02
        ---------------------------------------------------------
        Upholstery Group..........  12.3%       9.7%     8.9%
        Casegoods Group...........  25.8%       6.1%     4.2%
        Unallocated corporate
         costs and eliminations...   N/M        N/M      N/M
        Consolidated..............  16.5%       7.7%     6.5%

 *This column represents the dollar change from fiscal 2003 to fiscal 2002.

                             N/M = not meaningful

     Fiscal 2003 sales declined 2.0% to $2.112 billion from the prior year due to the following factors: (i) cessation of operations by HickoryMark in the second quarter of fiscal 2003; (ii) soft retail demand across the entire furniture industry; and (iii) decision to not sacrifice margins for the sake of generating sales. This decline was somewhat offset by the strength of the La-Z-Boy Furniture Galleries(R) store system (part of our proprietary distribution system dedicated to La-Z-Boy products, that is mainly comprised of independent owners), which experienced a 2.7% increase over fiscal 2002 same store sales. On a normalized basis, sales in fiscal 2003 were flat.
     Our Upholstery Group sales increased 3.0% from last year. On a normalized basis, the Upholstery segment had a 4.0% increase in sales. The increase in sales was due to the performance of the La-Z-Boy Furniture Galleries(R) store system, especially the growth in the new generation La-Z-Boy Furniture Galleries. During fiscal 2003, 26 new generation stores were opened. With regard to the prior store format, 6 were closed, 5 relocated and 3 remodeled into the new generation format.
     Our Casegoods Group sales declined 13.9% from last year. On a normalized basis the Casegoods segment had a 10.4% decline in sales. The decline was due to the following factors: (i) weak sales in the hospitality sector; (ii) some leading furniture retailers buying casegoods products directly from overseas manufacturers; (iii) a more dramatic decline in customer demand in the upper middle price points, where some of our products are positioned, than in the lower price points, and (iv) a concentrated effort to increase or retain operating margins, which led to a sacrifice in sales.
     Gross profit as a percent of sales for fiscal 2003 increased to 23.4% from 21.5% in fiscal 2002. On a normalized basis, fiscal 2002's gross profit as a percent of sales was 22.5%. This improvement, despite a 2.0% sales decline, primarily reflected the results of management's efforts to adjust capacity and fixed costs in response to waning consumer confidence and a shift to overseas production. The restructuring measures we put into effect late in fiscal 2001 and during fiscal 2002 resulted in annualized savings of approximately $15.0 million, and in fiscal 2003, we benefited from a full year of those savings. The restucturing resulted in increased capacity utilization at our remaining plants, which allowed us to achieve better absorption of costs by producing a similar volume of product in fewer facilities. We do not expect significant additional savings in fiscal 2004 compared to fiscal 2003 related to the fiscal 2002 and fiscal 2001 restructurings. Restructuring charges included in gross profit for fiscal 2002 were $22.2 million.
     On June 3, 2003 we announced plans for additional restructuring, which includes the closure of three plants. These actions will result in pre-tax charges of approximately $10.0 million, or $0.11 per diluted share on an after-tax basis. Of these pre-tax charges, approximately $6.4 million will be taken primarily in the first quarter of fiscal 2004 and will cover the write-down of certain fixed assets and inventories. The write-down of fixed assets will be accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and covers two manufacturing plants expected to be disposed of by sale in fiscal year 2004. Most of the remaining balance of $3.6 million of the charges represents severance and other costs and will be incurred in the first half of fiscal 2004 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The plant closures and resultant shifting of production to other La-Z-Boy casegoods facilities should produce annual savings in the range of $5.0 to $6.0 million, after the transition is fully implemented by the beginning of our 2004 fiscal fourth quarter.
     Selling, general and administrative expense (S,G&A) decreased to 15.7% of sales in fiscal 2003 from 17.0% in fiscal 2002. On a normalized basis, S,G&A as a percent of sales would have been 16.0% in fiscal 2002. This decline was attributable to our cost cutting efforts, a decline in warranty expense, and efficiencies created by restructurings in both fiscal 2002 and fiscal 2001. Warranty expense decreased in the current year by 33.7% due to (i) discontinuing certain products; (ii) implementing various quality improvement initiatives; and
(iii) improving our ability to track and charge outside vendors for defects in materials that were used in our products. Additionally, bad debt expense as a percent of sales was 0.3% in fiscal 2003 and 0.4% in fiscal 2002. Due to our experience rate over the past two years we have been able to reduce our bad debt expense. Expenditures for research and development costs decreased by $2.3 million in fiscal 2003. Approximately half of the decrease in research and development costs is attributed to the divestiture of Pilliod and the cessation of operations of HickoryMark.
     Our operating margin increased to 7.7% in fiscal 2003 from 4.5% in fiscal 2002. On a normalized basis operating margins were 6.5% in fiscal 2002. The increase in operating margin was attributable to the positive impact of the restructurings and the increase in upholstery sales. Additionally, increased sales of imported goods had a positive impact on operating margin for the Casegoods Group.

     The Upholstery Group operating margin increased to 9.7% from 8.5% in the previous year. On a normalized basis, fiscal 2002 operating margin was 8.9%. The increase in sales and the performance of our proprietary store network contributed to the increased margin in fiscal 2003. The Casegoods Group operating margin increased to 6.1% in fiscal 2003 from (1.7%) in fiscal 2002. On a normalized basis, fiscal 2002 operating margin was 4.2%. With the closing of four Casegoods plants and converting two other plants to warehouse, subassembly and import service operations, as well as divesting Pilliod, this segment was able to reduce its overhead costs at a faster rate than the sales decline. Sales of imported finished goods product increased to approximately 31% of total Casegoods sales in fiscal year 2003, compared to 21% in fiscal 2002. The operating margin on import sales is higher than on domestic sales; therefore, the increased Casegoods sales of imported goods had a favorable impact on our operating margin.
     Interest expense increased 4.4% over the prior year. The increase in interest expense was due to a $19.4 million increase in weighted average debt in fiscal 2003. However, the effective interest rate decreased 0.2%, partially offsetting the increase in debt levels during the year. As a result of our interest rate swap agreements, we have fixed interest rates at 6.095% plus the applicable borrowing spread under the revolving credit facility on a notional amount of $70 million. On December 19, 2002 we completed a private placement of $86 million in La-Z-Boy Incorporated unsecured notes with $36 million of these notes having a maturity of seven years and the remaining $50 million having a maturity of ten years. The fixed rate on the seven year notes is 4.56% and on the ten year notes is 5.25%. As a result of the private placements and our interest rate swap agreements, there was only a minor decrease in our weighted average interest rate in fiscal 2003. The private placement was consistent with management's objective to maintain the debt-to-capitalization ratio in the mid-twenties percentage range and to also take advantage of interest rates that are at 40-year lows, allowing us to lower our weighted average cost of capital.
     Diluted earnings per share were impacted by the $130.3 million used to repurchase common stock in the current year. During fiscal 2003, 5.5 million shares were purchased compared to the 1.8 million in fiscal 2002. The significant repurchase of stock is consistent with management initiatives and objectives. The repurchase of shares was somewhat offset by the stock issued for stock options and 401(k) contributions. The net decrease in diluted weighted average common shares was 3.7 million. This decrease in the diluted weighted average common shares had the impact of increasing diluted earnings per share $0.03 after the cumulative effect of accounting change and $0.08 before the cumulative effect of accounting change.
     Income tax expense as a percent of pretax income was 38.0% in fiscal 2003, compared to 30.6% in fiscal 2002. Without the $11.8 million Pilliod divestiture tax benefit, the prior year's income tax rate would have been 39.0%.

Analysis of Operations
Fourth Quarter April 26, 2003
(2003 compared with 2002)


                                 FY03 over   Fourth quarter ended
                                  (under)   -----------------------
                                  FY02**       4/26/03    4/27/02
-------------------------------------------------------------------
Sales...........................    (9.4%)      100.0%     100.0%
Cost of sales...................   (10.1%)       76.5%      77.1%
                                  -------      -------    -------
  Gross profit..................    (7.0%)       23.5%      22.9%

Selling, general and
   administrative...............   (10.9%)       15.5%      15.8%
                                  -------      -------    -------

   Operating income.............     1.7%         8.0%       7.1%
Interest expense................    64.3%         0.6%       0.3%
Other income....................     N/M          0.1%       0.0%
                                  -------      -------    -------
   Pretax income................     0.3%         7.5%       6.8%
Income tax expense*.............    (0.8%)       38.0%      38.4%
                                  -------      -------    -------
   Net income...................     1.0%         4.6%       4.2%
                                  =======      =======    =======
   Diluted earnings per share
   before cumulative effect.....     9.8%

   *As a percent of pretax income.
   **This column represents the dollar change from fiscal 2003 fourth quarter to fiscal 2002 fourth quarter.



                        Segment Analysis
-----------------------------------------------------------------
                                          Operating Income
                           Sales    -----------------------------
                           FY03                 Percent of Sales
                           Over      FY03 Over  -----------------
                          (Under)     (Under)   4th Qtr  4th Qtr
                           FY02*       FY02*     FY03      FY02
-----------------------------------------------------------------
Upholstery Group........   (7.8%)     (13.2%)    10.3%    10.9%
Casegoods Group.........  (13.8%)     571.9%      4.8%    (0.9%)
Unallocated corporate
 costs and eliminations.    N/M         N/M       N/M      N/M
Consolidated............   (9.4%)       1.7%      8.0%     7.1%





              Segment Operating Income Analysis Excluding
             Restructuring, Divestiture, and Amortization
        --------------------------------------------------------
                                     FY03      Percent of Sales
                                     Over   --------------------
                                    (Under)   4th Qtr  4th Qtr
                                     FY02*      FY03    FY02
        --------------------------------------------------------
        Upholstery Group........... (14.6%)    10.3%    11.1%
        Casegoods Group............ (34.6%)     4.8%     6.3%
        Unallocated corporate
         costs and eliminations....   N/M       N/M      N/M
        Consolidated............... (19.7%)     8.0%     9.0%

     *This column represents the dollar change from fiscal 2003 fourth quarter to fiscal 2002 fourth quarter.

                             N/M = not meaningful

     Fourth quarter fiscal 2003 sales declined 9.4% compared to the prior year due to weakened consumer confidence by the ongoing conflict in Iraq, weak retail sales and the strong upholstery sales comparisons in last year's fourth quarter. On a normalized basis, sales in the fourth quarter of fiscal 2003 decreased by 8.9% compared to the fourth quarter in the prior year.
     Our Upholstery Group sales decreased 7.8% from last year. On a normalized basis, the Upholstery segment had a 7.1% decrease in sales. The decline in sales is a result of weak retail sales, particularly in relation to the strong sales last year.
     The Casegoods Group sales declined 13.8% from last year. The decline was due to the following factors: (i) weak sales in the hospitality sector; (ii) leading furniture retailers buying casegoods products directly from overseas manufacturers; and (iii) a more dramatic decline in customer demand in the upper middle price points, where some of our products are positioned, than in the lower price points.
     Gross profit as a percent of sales for fiscal 2003 increased to 23.5% from 22.9% in fiscal 2002. On a normalized basis, fiscal 2002 gross profit as a percent of sales was 24.4%. The decrease in the normalized gross margin was due to pricing pressures on our product and the 9.4% decrease in sales and the resulting under-absorption of fixed costs.
     S,G&A decreased to 15.5% of sales in fiscal 2003 from 15.8% in fiscal 2002. On a normalized basis, fiscal 2002 S,G&A as a percent of sales was 15.4%.
     Despite the 9.4% decrease in sales, we were able to realize an 8.0% operating margin in the fourth quarter of fiscal 2003 compared to 7.1% in fiscal 2002. On a normalized basis, the operating margin in the fourth quarter of fiscal 2002 was 9.0%. The decision to not sacrifice margin for the sake of generating sales, and the efficiencies created from our restructuring in fiscal 2002 and fiscal 2001, somewhat offset the effect of the sales decline on our operating margin.
     The Upholstery Group operating margin decreased to 10.3% from 10.9% in the previous year's fourth quarter. On a normalized basis, operating margins for the fourth quarter of fiscal 2002 were 11.1%. The decrease in sales contributed to the decreased operating margin in the fourth quarter of fiscal 2003. The Casegoods Group operating margin increased to 4.8% from (0.9%). On a normalized basis, fiscal 2002 operating margins were 6.3%. Although sales decreased 13.8%, the normalized operating margin only decreased to 4.8% from 6.3%. By closing four Casegoods plants and converting two other plants to warehouse, subassembly and import service operations, the Casegoods group was able to somewhat offset the negative trends in operating margins.
     Interest expense increased from the prior year's fourth quarter by 64.3% due to the $83.7 million increase in weighted average debt in the fiscal 2003 fourth quarter compared to the prior year fourth quarter. Additional debt was borrowed during the year, mainly through the previously mentioned private placement, to repurchase $130.3 million in our stock. Our new financing strengthened the financial flexibility of our overall capital structure by staggering our debt maturities. The private placement is consistent with management's objective to maintain the debt-to-capitalization ratio in the mid-twenties percentage range and to also take advantage of interest rates that are at 40-year lows.
     Diluted earnings per share were nominally impacted by the $17.7 million used to repurchase common stock in the fourth quarter, which was somewhat offset by the stock issued for stock options and 401(k).
      Income tax expense as a percent of pretax income in the fourth quarter was 38.0% in fiscal 2003, compared to 38.4% in fiscal 2002.

Analysis of Operations
Year Ended April 27, 2002
(2002 compared with 2001)


                                 FY02 over    Fiscal year ended
                                 (under)    ---------------------
                                  FY01**     4/27/02    4/28/01
-----------------------------------------------------------------
Sales...........................   (4.2%)     100.0%     100.0%
Cost of sales...................   (5.7%)      78.5%      79.8%
                                 -------     -------    -------
  Gross profit..................    1.8%       21.5%      20.2%

Selling, general and
  administrative................    6.2%       16.4%      14.8%
Loss on divestiture.............    N/M         0.6%        --
                                 -------     -------    -------
  Operating income..............  (19.9%)       4.5%       5.4%
Interest expense................  (44.0%)       0.5%       0.8%
Other income....................  (75.0%)       0.1%       0.4%
                                 -------     -------    -------
  Pre-tax income................  (20.6%)       4.1%       5.0%
Income tax expense*.............  (37.8%)      30.6%      39.0%
                                 -------     -------    -------
  Net income....................   (9.6%)       2.9%       3.0%
                                 -------     -------    -------
  Diluted earnings per share....  (10.6%)






                        Segment Analysis
-----------------------------------------------------------------
                                           Operating Income
                               Sales   --------------------------
                               FY02                  Percent of
                               Over    FY02 Over       Sales
                              (Under)   (Under)  ----------------
                              FY01**    FY01**     FY02    FY01
-----------------------------------------------------------------
Upholstery Group...........     3.7%      2.9%     8.5%    8.5%
Casegoods Group............   (19.8%)  (173.8%)   (1.7%)   1.9%
Unallocated corporate
 costs and eliminations....     N/M       N/M      N/M     N/M
Consolidated...............    (4.2%)   (19.9%)    4.5%    5.4%





              Segment Operating Income Analysis Excluding
                     Restructuring and Divestiture
        --------------------------------------------------------
                                     FY02
                                     Over      Percent of Sales
                                    (Under)  -------------------
                                    FY01**      FY02     FY01
        --------------------------------------------------------
        Upholstery Group..........   4.0%       8.7%     8.7%
        Casegoods Group........... (15.8%)      3.2%     3.0%
        Unallocated corporate
         costs and eliminations...   N/M        N/M      N/M
        Consolidated..............  (1.1%)      6.1%     5.9%

     *As a percent of pre-tax income.
     **This column represents the dollar change from fiscal 2002 to fiscal 2001.

                             N/M = not meaningful

     Fiscal 2002 sales declined 4.2% to $2.154 billion from fiscal 2001 due to the following factors: (i) the divestiture of Pilliod Furniture on November 30, 2001; (ii) continued weak furniture industry demand for most of the year; and
(iii) the impact of retailers going out of business or experiencing financial difficulty. This decline was offset in part by the strength of the La-Z-Boy Furniture Galleries(R) store system (part of our proprietary distribution system dedicated to La-Z-Boy products), which enjoyed an 11.0% increase over the same store sales from the 2001 fiscal year.
     Our Upholstery Group sales increased 3.7% from fiscal 2001. This was mainly due to the strength of the above-mentioned La-Z-Boy Furniture Galleries(R) store system. With 297 stand-alone Gallery stores, most of which are independently owned, and 317 in-store La-Z-Boy galleries, exclusively promoting and selling the La-Z-Boy brand name, we are able to focus our marketing efforts and concentrate our advertising dollars to gain market share.
     The Casegoods Group sales declined 19.8%. The Pilliod divestiture accounted for about 1/3 of the decline in casegoods sales. In addition, our casegoods sales were still being negatively impacted by the bankruptcies of HomeLife, Montgomery Ward, and Heilig-Meyers. It has taken some time for us to fill the sales void that these major bankruptcies created in fiscal 2001. The continued weakness in the hospitality sector of our casegoods business also significantly contributed to the sales decline in our Casegoods segment.
     Gross profit as a percent of sales for fiscal 2002 increased to 21.5% from 20.2% in fiscal 2001. This improvement, despite a 4.2% sales decline, primarily reflected the results of management's efforts to adjust capacity and fixed costs in response to a weak sales environment. In particular, restructuring and other productivity improvements announced in April 2001 and October 2001 positively impacted gross profit margins. Restructuring charges included in gross profit for fiscal years 2002 and 2001 were $22.2 million and $11.2 million, respectively.
     Selling, general and administrative expense (S,G&A) increased to 16.4% of sales in fiscal 2002 from 14.8% in fiscal 2001 due in part to the inability to absorb the fixed portion of the S,G&A expenses on the reduced sales. Additionally, as of April 27, 2002 we owned 23 retail stores which had a higher percentage of S,G&A expenses as compared to our manufacturing operating units. As the sales of our retail stores grew through the acquisition of stores and same store sales increases, there was a larger mix of S,G&A from the retail stores causing an increase in the percentage. Warranty expenses declined in fiscal 2002 by 5.7%. Over the past several years we have implemented quality improvement initiatives which have decreased our warranty claims. Also contributing to our decreased warranty expense is our improved ability to track and charge outside vendors for defects in fabric and for parts used in our products. Bad debt expense decreased to $9.2 million in fiscal 2002 from $17.3 million in fiscal 2001. Bad debt expense in fiscal year 2001 was higher in large part due to the bankruptcies of three major furniture retailers. These three customers (Heilig-Meyers, Montgomery Ward, and HomeLife) accounted for approximately half of the bad debt expense for fiscal year 2001.
     The operating margin declined to 4.5% in fiscal 2002 from 5.4% in fiscal 2001. Since April 2001, we have closed three casegoods plants and one upholstery plant, converted two other casegoods plants into warehouse, subassembly and import service operations, divested a casegoods business and announced the closing of another casegoods plant to be effective in June 2002. These actions are the result of an increased ratio of imported components and finished products as compared to the domestically produced products, which allowed us to reduce our domestic production capacity. The restructuring charges in fiscal 2002 contributed to approximately half of the decline in the margin over the charges in fiscal 2001. The pre-tax loss on our Pilliod divestiture contributed the remaining margin degradation in fiscal 2002.
     The Upholstery Group operating margin remained flat at 8.5% of sales. Although the Upholstery Group has had increased sales due to the strength of its proprietary store network, the $3.7 million restructuring charge for the closing of an upholstery plant and declines in the profitability of some lower price point product lines has offset the gains from the sales increase.

     The Casegoods Group operating margin declined to (1.7%) of sales from 1.9%. A majority of the decline was a result of the restructuring charges absorbed in the fiscal 2002 operating profit, as well as the $11.7 million pre-tax loss on the Pilliod divestiture. We continue to experience some disruptions in the casegoods plants as we blend our domestic production needs with our import purchases. We believe that the actions taken during the past two years will return this segment back to profitability.
     Interest expense declined 44.0% over fiscal 2001 mainly due to a net decline of $74.0 million in our total debt for the year. A majority of the debt decline occurred in the first nine months of fiscal 2002. As a result of our interest rate swap agreements, we have fixed interest rates at 6.095% plus the applicable borrowing spread under the revolving credit facility on a notional amount of $70 million. Therefore, there was no significant fluctuation in our weighted average interest rate.
     Income tax expense as a percent of pre-tax income of 30.6% in fiscal 2002 was down from 39.0% in fiscal 2001 primarily due to the $11.8 million tax benefit recorded on the divestiture of the Pilliod operating unit. Without the Pilliod effect included, our tax rate would have remained flat at 39.0%.
     Other income decreased $6.9 million or 75.0% over fiscal 2001. Fiscal 2001 included an increase of about $5.0 million as a result of a one-time business interruption insurance recovery offset in part by $2.4 million of miscellaneous non-operating expenses. In fiscal 2002 there was a realized loss of $2.0 million recorded in the fourth quarter from the sale of marketable securities available for sale.

Liquidity and Financial Condition
     Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day expenditures, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the future. Capital expenditures for fiscal 2004 are planned at $35.0 million to $40.0 million compared to $32.8 million in fiscal 2003.
     Cash flows from operations amounted to $125.0 million in fiscal 2003, $133.2 million in fiscal 2002 and $116.0 million in fiscal 2001. The decrease in cash flows from operations was mainly due to the increase in inventories offset by the increase in income before the cumulative effect of accounting change. The increase in inventory was due to (i) imported product requiring longer order lead times; (ii) build up of inventory in the last half of year due to lower than forecasted sales; (iii) the challenges of managing a hybrid of domestic and imported inventory; and (iv) higher than expected fourth quarter fiscal 2002 sales, which resulted in lower than normal inventory levels in fiscal 2002. Capital expenditures, dividends and stock repurchases totaled approximately $186.0 million in fiscal 2003, $95.1 million in fiscal 2002 and $81.9 million in fiscal 2001. The increase was primarily attributable to stock repurchases, which were $90.1 million higher than the previous year. We used $130.3 million to repurchase common stock under the repurchase program approved by our Board of Directors and the Restricted Share Plans. The increase in debt related to our stock repurchase program has allowed us to meet our target debt-to-capitalization range of mid-twenty percent.

     As of April 26, 2003, there were unused lines of credit and commitments of $321.8 million under several credit arrangements. Our main credit arrangement is a $300 million unsecured revolving credit facility, maturing in fiscal 2006. The borrowing rate under this credit agreement can range from LIBOR plus 0.475% to LIBOR plus 0.800% based on the consolidated debt-to-capital ratio. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on the floating rate debt. We believe that the risk of potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million through December 8, 2003, at 6.095% plus the applicable borrowing spread under the revolving credit facility. In addition to our previously existing credit facilities, on December 19, 2002, we completed a private placement of $86 million in La-Z-Boy Incorporated unsecured notes with $36 million of these notes having a maturity of seven years and the remaining $50 million having a maturity of ten years. The fixed rate on the seven-year notes is 4.56% and on the ten-year notes is 5.25%. The proceeds from this debt issuance were used to reduce our bank borrowings and for general corporate purposes. This financing strengthened the financial flexibility of our overall capital structure by staggering our debt maturities and diversifying our financing sources.
     Our debt-to-capitalization percentage was 26.9% at April 26, 2003, and 16.6% at April 27, 2002. The debt-to-capital percentage was significantly impacted by the stock repurchases in the current year. Our debt-to-capitali-zation ratio is total debt as a percent of the sum of shareholders' equity plus total debt. We feel that the availability of funds under our unused lines of credit and the cash flows from operations are sufficient to fund our capital needs. Management has targeted our debt-to-capitalization percentage to be in the mid-twenties range in order to effectively blend our cost of equity with the cost of debt.

     The following table summarizes our contractual obligations:


                                            Payments by Period
                                ----------------------------------------
                                    Less
(Amounts in                        than 1      1-3     4-5     More than
thousands)                Total     Year      Years   Years     5 Years
------------------------------------------------------------------------
Long-term debt
  obligations........  $222,080     $981    $74,637  $39,955   $106,507
Capital lease
  obligations........     2,039      779      1,077       94         89
Operating lease
  obligations........    85,986   18,632     28,792   15,336     23,226
Other long-term
  liabilities
  reflected on our
  balance sheet......     4,250    2,000      2,250       --         --
                      --------------------------------------------------
     Total
      contractual
      obligations....  $314,355  $22,392   $106,756  $55,385   $129,822
                       ========  =======   ========  =======   =========

     In addition to the above obligations, we have guaranteed various mortgages and leases of dealers with proprietary stores. The total amount of these guarantees is $17.4 million. Of this, $0.4 million will expire within one year, $12.8 million in one to three years, and $4.2 million in four to five years.
     Our Board of Directors has authorized the repurchase of company stock. Shares acquired in fiscal years 2003, 2002 and 2001 totaled 5.5 million, 1.8 million and 1.6 million, respectively. As of April 26, 2003, 4.2 million additional shares could be purchased pursuant to this authorization. With the expected cash flows we anticipate generating in fiscal 2004, we will continue to be opportunistic in our repurchase program; but we have no commitments for repurchases.
     Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity. We will continue a program of conducting voluntary compliance audits at our facilities.


Critical Accounting Policies
     The following is a discussion of our significant accounting policies. These policies were identified as critical because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the anticipated experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) basis for approximately 79% and 77% of our inventories at April 26, 2003, and April 27, 2002, respectively. Cost is determined for all other inventories on a first-in, first-out (FIFO) basis.
       Excess of FIFO over the LIFO basis at April 26, 2003, and April 27, 2002, includes $11.4 million, for inventory written-up to fair value for acquisitions that occurred in fiscal 2000. This purchase accounting adjustment reduces earnings in the periods that the related inventory is sold.

Revenue Recognition and Related Allowances
     Shipping terms are FOB shipping point and revenue is recognized upon shipment of product. For product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties as well as other incentives that may be offered to customers.
     Other incentives offered to customers include cash discounts, volume discounts and advertising agreements. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Volume discounts are recorded at the time of sale as a reduction to revenue. Our advertising agreements give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

Impairment of Goodwill and Trade Names
     Effective April 28, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization beginning in fiscal 2003.
     In accordance with SFAS No. 142, trade names were tested for impairment by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Additionally, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit was established based upon a combination of the discounted cash flows and the projected profitability of the market in which the entity operates.
     Using these procedures, we determined that, as of April 28, 2002, the carrying value of trade names exceeded their fair value creating an impairment loss of $48.3 million, all of which was attributable to the Casegoods segment, and the carrying value of goodwill exceeded its fair value creating an impairment loss of $29.4 million. Of the pre-tax impairment loss for goodwill, $17.1 million was attributable to the Upholstery segment and $12.3 million was attributable to the Casegoods segment. The after-tax effect of $59.8 million for these impairment losses was included in the "Cumulative effect of accounting change" in the consolidated statement of income.
     The trade names and goodwill recorded in our April 27, 2002, financial statements, which included the $77.7 million described above, were supported by the undiscounted estimated future cash flow of the related operations in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 prescribes a different approach than SFAS No. 121, requiring the post-acquisition carrying amounts of goodwill and indefinite-lived intangible assets to be compared to their fair values. The impairments recognized in the first quarter of fiscal 2003 were the result of changing the impairment assessment model for our intangible assets from the undiscounted cash flows approach of SFAS No. 121 to the fair value approach prescribed by SFAS No. 142. Additionally, our impairment charges were consistent with the recent sales declines in our Casegoods segment.
     Of the remaining $78.8 million goodwill on our books, $53.2 million is associated with the Upholstery segment and $25.6 million with the Casegoods segment. The remaining $71.1 million of tradenames is comprised of $54.2 million for Casegoods and $16.9 million for Upholstery.
     In the fourth quarter of fiscal 2003 we reevaluated the trade names and goodwill for impairment by comparing the fair values to the carrying values. Based on our future projections and historical operating performance, we determined that there was no further impairment. These evaluations are dependent upon the future projections, which are subject to deviations due to changes in facts and circumstances, relating to underlying assumptions surrounding the projections.

Other Loss Reserves
     Allowances for doubtful accounts are recorded based on the use of estimates and judgment in regards to risk exposure and collectibility. We have other loss exposures arising from the ordinary course of business including inventory obsolescence, litigation, environmental claims, product liability, restructuring charges and the recoverability of deferred income tax benefits. Establishing loss reserves requires the estimate and judgment of management with respect to risk exposure and ultimate liability. We use legal counsel or other experts as appropriate to assist in developing estimates. Due to the uncertainties and potential changes in facts and circumstances additional charges related to these reserves could be required in the future.

Financial Guarantees
       Effective for the third quarter of fiscal 2003, we adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.
        Prior to December 31, 2002, we provided secured and unsecured financial guarantees relating to loans and leases in connection with certain independent La-Z-Boy Furniture Galleries(R) dealers whose stores are not owned by the company. Loan guarantees are generally for real estate mortgages and have terms lasting from one to five years. Lease guarantees are generally for real estate leases and have terms lasting from one to five years. These loan and lease guarantees enhance the credit of these dealers. The guaranteed party is required to make periodic fee payments to us in exchange for the guarantees. The fair values of the loan and lease agreements we have entered into since December 31, 2002, are not material to our financial position.
     We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amount of potential future payments under loan guarantees and lease guarantees were $10.1 million and $7.3 million, respectively, as of April 26, 2003. Should a dealer default on a collateralized loan, we expect to be able to liquidate the collateral, the proceeds of which we anticipate would cover most of the maximum amount of potential future payments under our guarantee obligation.
     We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.
       Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues.
     The Critical Accounting Policies and changes to critical estimates are reviewed by management with our Audit Committee of the Board of Directors and our independent accountants.


Restructuring

     In fiscal years 2002 and 2001, we recorded restructuring charges of $22.2 million and $11.2 million, respectively. The $22.2 million, which was recorded in cost of sales, was the result of closing down four manufacturing facilities and converting three others to warehousing, subassembly and import service operations. Of the $22.2 million, $3.7 million was attributable to the Upholstery segment and $18.5 million was attributable to the Casegoods segment. The total restructuring charges were comprised of $13.2 million in the second quarter and $9.0 million in the fourth quarter of 2002. The $11.2 million in fiscal 2001, which was recorded in cost of sales, was the result of strategic decisions to rationalize production capacity to achieve more efficient production utilization and exit certain unprofitable product lines. Of the $11.2 million, $2.3 million was attributable to the Upholstery segment and $8.9 million was attributable to the Casegoods segment. As of April 26, 2003, substantially all of the 1,132 employees expected to be terminated as a result of these plans are no longer employed by the company. The remaining liability will be paid out in fiscal 2004.

     Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:


                                         Fiscal 2003
                                   -----------------------
                                                   Cash
                                                 Payment
                         4/27/02   Charges to    or Asset    4/26/03
(Amounts in thousands)   Balance     expense    Write-down   Balance
----------------------------------------------------------------------
Fixed asset write-
   downs...............   $  --      $  --        $  --        $  --
Severance and benefit
   related costs.......   1,500      1,070       (2,257)         313
Inventory write-
   downs...............      --         --           --           --
Other..................   3,100         --       (2,557)         543
                        ----------------------------------------------
Total..................  $4,600     $1,070      ($4,814)        $856
                        ==============================================




                                         Fiscal 2002
                                   -----------------------
                                                   Cash
                                                 Payment
                         4/28/01   Charges to    or Asset    4/27/02
(Amounts in thousands)   Balance     expense    Write-down   Balance
----------------------------------------------------------------------
Fixed asset write-
   downs...............   $  --    $11,000     ($11,000)       $  --
Severance and benefit
   related costs.......   1,200      4,600       (4,300)       1,500
Inventory write-
   downs...............      --      3,500       (3,500)          --
Other..................   2,700      3,100       (2,700)       3,100
                        ----------------------------------------------
Total..................  $3,900    $22,200     ($21,500)      $4,600
                        ==============================================

      The above fiscal 2003 table shows additional charges relating to health insurance and workers' compensation for plants previously shut down.
          Subsequent to year end, we announced an additional restructuring plan in our Casegoods segment as a result of the continued pressure on domestic manufacturing caused by imports. This restructuring will result in pre-tax charges of approximately $10.0 million, or $0.11 per diluted share on an after-tax basis. Of these pre-tax charges, approximately $6.4 million will be taken primarily in the first quarter of fiscal 2004 and will cover the write-down of certain fixed assets and inventories. The write-down of fixed assets will be accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and covers two manufacturing plants expected to be disposed of by sale in fiscal year 2004. Most of the remaining balance of $3.6 million of the charges represents severance and other costs and will be incurred in the first half of fiscal 2004 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

Outlook Section
     Statements in this Outlook Section and throughout this Management's Discussion and Analysis are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Our future results may not match our current expectations because key variables such as economic, political and industry trends, competitive and operating circumstances, and acquisition-related factors may change suddenly or unexpectedly, causing our future results or other outcomes to differ materially from those anticipated or implied in our forward-looking statements. Many of the aforementioned variables are difficult or impossible to predict, and we undertake no obligation to update or revise any of our forward-looking statements for any reason.

Short-Term Outlook
     The U.S. economy continues to remain unstable. On the positive side, the Iraqi conflict is over and consumer confidence showed some recovery, but a clear trend line is not visible. Housing remains strong as interest rates remain low and the recent tax bill should provide some stimulus to the sagging economy. On the negative side, unemployment has moved up with the lack of job growth and energy costs remain high. Retail activity has been especially weak and there has been significant pressure on pricing.

     These factors are having a negative impact on our industry and us, especially as compared to last year. As the first quarter of fiscal 2003 unfolded, we were coming out of a very strong double-digit sales growth period, backlogs were high and inventory levels were low. This year, sales have been falling, backlogs are down and inventory has grown. Our first fiscal quarter is normally our weakest and summer shutdowns of manufacturing plants are typical. This year we expect to take extended shutdowns due to the level of activity.

     Accordingly, we are expecting a significant reduction in sales and operating income for the first fiscal quarter when compared to last year. Due to the extent of the uncertainties facing us, we have suspended providing specific earnings guidance to the investment community.

Longer-Term Outlook
     Our long-term outlook is closely linked to that of our industry in general. Excluding the recession of 2001, the residential furniture industry over the past ten years has grown at an annual rate slightly in excess of 5%, with the upholstery segment growing somewhat faster than the casegoods segment and exhibiting less volatility. Underlying or "pent up," consumer demand for furniture is believed to be large at present and demand is expected to remain strong over the next few years at least, as a result of the very high level of U.S. housing refinancing activity and new home starts of the past several years, which has been fueled in part by historically low mortgage rates and a falling stock market. In addition, demographic factors for the industry remain positive, with the prime furniture-buying years being ages 35-54, for upholstered chairs and recliners.
     Our goal is to grow sales from existing operations at a faster pace than the overall North American furniture industry (the "industry"). Continued growth in the number of our proprietary outlets is one reason we believe our sales growth rates can continue to exceed those of the industry at large. We have a substantial number of proprietary outlets in each of our two business segments and, as a whole, our proprietary distribution (retail sales through these proprietary outlets) accounts for approximately 42% of our total sales volume. This proprietary percentage has been growing, excluding the effect of acquisitions. It is management's objective to maintain that growth trend in the years immediately ahead.

     Continued increases in the sales per square foot generated by the La-Z-Boy proprietary retail outlets is another reason we believe our sales can continue to exceed industry growth rates. The dedicated marketing focus associated with multi-outlet proprietary distribution in specific metropolitan areas typically results in improved retail sales per square foot over time.
     The residential furniture industry has been slowly consolidating at both the retail and manufacturing levels over time, and this trend is expected to continue. Smaller and/or financially weaker retailers are finding it increasingly difficult to remain competitive with larger, better-managed and/or financially stronger retailers. On the production side, progress in manufacturing methodologies, information systems and other technologies, business processes and financial and general management methods, combined with economies of scale, have continually put additional competitive pressure on smaller manufacturers. Additional market pressures are anticipated in the future as a continued result of foreign manufacturers entering the U.S. market and increased direct importing by U.S. retailers.
     Our continued ability to leverage dealer relationships across a large number of distinct La-Z-Boy business units is another reason we believe our sales growth can exceed that of the industry. We are striving to ensure that each of our operating units will continue to benefit from its association with the La-Z-Boy name. The development and implementation of various "cross-marketing" and "cross-manufacturing" programs to facilitate this benefit by association is an area of ongoing management emphasis.
     Finally, our importation of finished goods and furniture components continues to increase, representing another avenue for our company to be able to sustain market share by offering an attractive price/quality relationship to our dealers and consumers. These imports are either resold fully assembled or have additional manufacturing value added prior to being marketed. Imported finished goods currently account for approximately 8% of our total sales. In the Casegoods segment, these imports accounted for 31% of fiscal 2003 sales, and they are growing at a much faster rate than our overall business. This above-average growth trend is expected to continue for the foreseeable future for both our industry and our company. Import activity is more geared toward cut and sewn cover, primarily leather, in the Upholstery group as opposed to finished goods.
     While furniture is sourced from many different countries, the vast majority of our fiscal 2003 imports came from the Far East, and we expect we will increase our Far East imports even more in the future. These products typically benefit from substantially lower overseas labor costs, and provide higher value to our domestic customers, whether delivered fully assembled or blended with our domestically manufactured products prior to resale. In many cases, retailers buy these products from us rather than importing them directly in order to minimize their inventories, reduce financing and freight costs, obtain quicker delivery and obtain access to a broader assortment of products.

     Another of our financial goals is to continually improve the company's operating margin - operating income as a percent of sales - with a management target level of 10.0%. Operating margin hit a recent high of 8.0% in both fiscal 1999 and fiscal 2000, before declining to 5.4% in fiscal 2001. Our "normalized" operating margin (excluding restructuring and divestiture expenses and discontinued amortization) was 6.5% in fiscal 2002 and 7.7% in fiscal 2003. On a quarterly basis, our overall operating margin in fiscal 2003 ranged from a low of 6.6% in the July first quarter to a high of 8.4% in the October second quarter. The margin improvement last year was primarily due to progressively increasing benefits from our cost-cutting actions and restructuring moves. Our first quarter is historically our lowest quarter for both sales and operating margins.
     We also expect increased outsourcing of components to lower-cost suppliers outside of North America to remain competitive. In addition, increased importing of components has been an industry trend over the last three to five years. Changes in foreign exchange rates are not expected to affect this outsourcing trend in the next year.
     Recently the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The adoption of SFAS No. 143, and SFAS No. 145 had no financial impact on our consolidated financial statements. SFAS No. 144 will be implemented in our first quarter of fiscal 2004 as it relates to assets to be disposed of as a result of our recently announced restructuring. See
Note 14 for additional information on this restructuring.
     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 is effective for exit or disposal activities occurring after December 31, 2002. SFAS No. 146 will be implemented in our first quarter of fiscal 2004 as it relates to our recently announced restructuring. See Note 14 for additional information on this restructuring.
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No.148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" in that it requires additional disclosures about our stock-based compensation plans. SFAS No. 148 is effective for periods beginning after December 15, 2002. We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. We adopted the disclosure-only provisions of SFAS No. 123. Accordingly, we provide proforma disclosures assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123.
     In January 2003, the FASB issued FASB Interpretation Number ("FIN") 46, "Consolidation of Variable Interest Entities." A variable interest entity is generally defined as an entity which has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. The provisions of this statement apply at inception for any entity created after January 31, 2003. We will apply FIN 46 to new entities as applicable. The provisions of this statement apply to existing entities as of our second quarter of fiscal 2004. We have not yet determined the impact of this FIN on our consolidated financial statements as it relates to existing entities.
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and in May 2003 SFAS No. 150 was issued, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." We have not yet determined the impact, if any, on our financial statements of SFAS No. 149 and SFAS No. 150, which are effective in our fiscal year 2004.


                                     Management's Discussion and Analysis


           Reconciliation of Non-GAAP Normalized Financial Information to GAAP Financial Information

(Amounts in thousands, except per share data)
                                                   Unaudited Quarter Ended            Unaudited Year Ended
                                                  --------------------------     ------------------------------

Sales                                               4/26/03       4/27/02           4/26/03          4/27/02
                                                  ------------  ------------     -------------    -------------
  Upholstery Group as reported                      $414,386      $449,566        $1,589,778       $1,543,756
  HickoryMark and Retail  (1)                         (2,067)       (5,531)          (21,308)         (35,145)
                                                  ----------    ----------       -----------      -----------
    Normalized Upholstery Group                      412,319       444,035         1,568,470        1,508,611

  Casegoods Group as reported                        126,633       146,870           526,168          611,268
  Pilliod  (2)                                            --            --                --          (24,203)
                                                  ----------    ----------       -----------      -----------
    Normalized Casegoods Group                       126,633       146,870           526,168          587,065

  Eliminations                                          (690)         (374)           (4,116)          (1,072)
                                                  ----------    ----------       -----------      -----------
  Consolidated as reported                           540,329       596,062         2,111,830        2,153,952

    HickoryMark, Retail and Pilliod (1)(2)            (2,067)       (5,531)          (21,308)         (59,348)
                                                  ----------    ----------       -----------      -----------
    Normalized consolidated                         $538,262      $590,531        $2,090,522       $2,094,604
                                                  ==========    ==========       ===========      ===========

Operating income
  Upholstery Group as reported                       $42,666       $49,144          $154,617         $130,602
  Restructuring  (3)                                      --            --                --            3,735
  Amortization  (4)                                       --           822                --            3,286
                                                  ----------    ----------       -----------      -----------
    Normalized Upholstery Group                       42,666        49,966           154,617          137,623

  Casegoods Group as reported                          6,031        (1,278)           32,110          (10,572)
  Restructuring  (3)                                      --         9,000                --           18,452
  Loss on divestiture of Pilliod                          --            --                --           11,689
  Amortization  (4)                                       --         1,493                --            5,964
                                                  ----------    ----------       -----------      -----------
    Normalized Casegoods Group                         6,031         9,215            32,110           25,533

  Other                                               (5,507)       (5,418)          (23,853)         (23,330)
                                                  ----------    ----------       -----------      -----------
  Consolidated as reported                            43,190        42,448           162,874           96,700
  Restructuring  (3)                                      --         9,000                --           22,187
  Loss on divestiture of Pilliod                          --            --                --           11,689
  Amortization  (4)                                       --         2,315                --            9,250
                                                  ----------    ----------       -----------      -----------
    Normalized consolidated                          $43,190       $53,763          $162,874         $139,826
                                                  ==========    ==========       ===========      ===========

Operating margin
  Upholstery Group as reported                         10.3%         10.9%              9.7%             8.5%
  Normalized Upholstery Group                          10.3%         11.1%              9.7%             8.9%

  Casegoods Group as reported                           4.8%         (0.9%)             6.1%            (1.7%)
  Normalized Casegoods Group                            4.8%          6.3%              6.1%             4.2%

  Consolidated as reported                              8.0%          7.1%              7.7%             4.5%
  Normalized consolidated                               8.0%          9.0%              7.7%             6.5%

Diluted net income per share
  Consolidated as reported                             $0.45         $0.41             $0.63            $1.01
  Restructuring  (3)                                      --          0.09                --             0.22
  Amortization  (4)                                       --          0.03                --             0.12
                                                  ----------    ----------        ----------       ----------
    Normalized consolidated                            $0.45         $0.53             $0.63            $1.35
                                                  ==========    ==========        ==========       ==========

(1)   Excludes sales of fiscal 2003 retail store acquisitions and fiscal 2002 and fiscal 2003 sales of
      HickoryMark through its cessation of operations in October 2002.
(2)   Excludes fiscal 2002 sales of Pilliod through its November 2001 divestiture.
(3)   Excludes the fiscal 2002 restructuring charges.
(4)   Excludes amortization prior to our adoption of SFAS No. 142.

                                     Consolidated Six-Year Summary of Selected Financial Data


(Amounts in thousands,             Fiscal year ended    4/26/03       4/27/02      4/28/01      4/29/00      4/24/99      4/25/98
except per share data)                                 (52 weeks)    (52 weeks)   (52 weeks)   (53 weeks)   (52 weeks)   (52 weeks)
------------------------------------------------------------------------------------------------------------------------------------
Sales............................................      $2,111,830    $2,153,952   $2,248,491    $1,778,225   $1,339,016   $1,152,171
Cost of sales....................................       1,617,261     1,691,657    1,794,474     1,383,428    1,027,154      891,717
                                                      -----------    ----------   ----------    ----------   ----------   ----------
     Gross profit................................         494,569       462,295      454,017       394,797      311,862      260,454
Selling, general and administrative..............         331,695       353,906      333,223       251,949      205,103      183,251
Loss on divestiture..............................              --        11,689           --            --           --           --
                                                      -----------    ----------   ----------    ----------   ----------   ----------
     Operating income............................         162,874        96,700      120,794       142,848      106,759       77,203
Interest expense.................................          10,510        10,063       17,960         9,655        4,440        4,157
Other income, net................................           2,633         2,299        9,210         7,120        4,919        6,228
                                                      -----------    ----------   ----------    ----------   ----------   ----------
     Pre-tax income..............................         154,997        88,936      112,044       140,313      107,238       79,274
Income tax expense...............................          58,899        27,185       43,708        52,699       41,096       29,354
                                                      -----------   ----------   ----------    ----------   ----------   ----------
Income before cumulative effect
     of accounting change........................          96,098        61,751       68,336        87,614       66,142       49,920
Cumulative effect of accounting change
     (net of tax of $17,920).....................         (59,782)           --           --            --           --           --
                                                       -----------   ----------   ----------    ----------   ----------   ----------
     Net income..................................         $36,316       $61,751      $68,336       $87,614      $66,142      $49,920
                                                       -----------   ----------   ----------    ----------   ----------   ----------
Diluted weighted average shares
     outstanding*................................          57,435        61,125       60,692        54,860       53,148       53,821
Diluted net income per share before
    cumulative effect of accounting change.......           $1.67         $1.01        $1.13         $1.60        $1.24        $0.93
Diluted net income per share*....................           $0.63         $1.01        $1.13         $1.60        $1.24        $0.93
Dividends declared per share.....................           $0.40         $0.36        $0.35         $0.32        $0.31        $0.28
Book value on year-end shares outstanding*.......          $11.08        $11.90       $11.49        $10.81        $7.93        $7.25
Return on average shareholders' equity**.........           14.5%          8.8%        10.1%         16.3%        16.5%        13.4%
Gross profit as a percent of sales...............           23.4%         21.5%        20.2%         22.2%        23.3%        22.6%
Operating profit as a percent of sales...........            7.7%          4.5%         5.4%          8.0%         8.0%         6.7%
Income tax expense as a percent of
     pre-tax income..............................           38.0%         30.6%        39.0%         37.6%        38.3%        37.0%
Return on sales**................................            4.6%          2.9%         3.0%          4.9%         4.9%         4.3%
------------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization....................         $30,695       $43,988      $45,697       $30,342      $22,081      $21,021
Capital expenditures.............................         $32,821       $32,966      $37,416       $37,968      $25,316      $22,016
Property, plant and equipment, net...............        $209,411      $205,463     $230,341      $227,883     $125,989     $121,762
------------------------------------------------------------------------------------------------------------------------------------
Working capital..................................        $464,907      $445,850     $458,861      $455,363     $293,160     $274,739
Current ratio....................................        3.2 to 1      3.0 to 1     2.8 to 1      2.9 to 1     3.2 to 1     3.5 to 1
Total assets.....................................      $1,123,066    $1,161,827   $1,225,797    $1,220,895     $630,994     $581,583
------------------------------------------------------------------------------------------------------------------------------------
Total debt.......................................        $223,990      $141,662     $215,644      $249,670      $65,473      $73,458
Shareholders' equity.............................        $609,939      $713,522     $695,146      $663,092     $414,915     $388,209
Ratio of total debt to equity....................           36.7%         19.9%        31.0%         37.7%        15.8%        18.9%
Ratio of total debt to capital...................           26.9%         16.6%        23.7%         27.4%        13.6%        15.9%
------------------------------------------------------------------------------------------------------------------------------------
Shareholders.....................................          29,100        33,000       23,600        22,300       16,300       13,600
Employees........................................          16,970        17,850       20,400        21,600       12,800       12,200
------------------------------------------------------------------------------------------------------------------------------------

*Fiscal 1998 has been restated to reflect the September 1998 three-for-one stock split, in the form of a 200% stock dividend.

**Based on income before the cumulative effect of accounting change in fiscal 2003.

Some prior year information has been reclassified in order to be comparable to current year information.

                    Unaudited Quarterly Financial Information


(Amounts in thousands, except per share data)
Quarter ended                                       7/27/02     10/26/02    1/25/03    4/26/03
-------------------------------------------------------------------------------------------------
Sales...........................................   $497,375     $563,587   $510,539   $540,329
Cost of sales...................................    382,552      429,161    392,247    413,301
                                                  ---------    ---------  ---------  ---------
   Gross profit.................................    114,823      134,426    118,292    127,028
Selling, general and administrative.............     81,936       87,190     78,731     83,838
                                                  ---------    ---------  ---------  ---------
   Operating income.............................     32,887       47,236     39,561     43,190
Interest expense................................      2,027        2,153      2,948      3,382
Other income, net...............................        116        1,394        435        688
                                                  ---------    ---------  ---------  ---------
   Pre-tax income...............................     30,976       46,477     37,048     40,496
Income tax expense..............................     11,848       17,777     13,887     15,387
                                                  ---------    ---------  ---------  ---------
   Income before cumulative effect of
      accounting change.........................     19,128       28,700     23,161     25,109

Cumulative effect of accounting change
  (net of tax of $17,920).......................    (59,782)          --         --         --
                                                  ---------    ---------  ---------  ---------
      Net income (loss).........................   ($40,654)     $28,700    $23,161    $25,109
                                                  =========    =========  =========  =========
Diluted average shares outstanding..............     59,667       57,760     56,765     55,601
Diluted net income per share before
   cumulative effect of accounting change.......      $0.32        $0.50      $0.41      $0.45
Cumulative effect of accounting change
   per share....................................      (1.00)          --         --         --
                                                  ---------    ---------  ---------  ---------
Diluted net income (loss) per share*............     ($0.68)       $0.50      $0.41      $0.45
                                                  =========    =========  =========  =========

                *Due to the repurchase of common shares throughout the fiscal year, quarterly earnings per share will not sum to the annual earnings per share calculation.


(Amounts in thousands, except per share data)
Quarter ended                                       7/28/01     10/27/01    1/26/02    4/27/02
-------------------------------------------------------------------------------------------------
Sales...........................................   $456,935     $557,408   $543,547   $596,062
Cost of sales...................................    369,729      446,105    416,295    459,528
                                                  ---------    ---------  ---------  ---------
   Gross profit.................................     87,206      111,303    127,252    136,534
Selling, general and administrative.............     80,229       89,697     89,894     94,086
Loss on divestiture.............................         --           --     11,689         --
                                                  ---------    ---------  ---------  ---------
   Operating income.............................      6,977       21,606     25,669     42,448
Interest expense................................      2,956        2,044      3,004      2,059
Other income (expense), net.....................        621          750        946        (18)
                                                  ---------    ---------  ---------  ---------
   Pre-tax income...............................      4,642       20,312     23,611     40,371
Income tax expense..............................      1,811        7,921      1,948     15,505
                                                  ---------    ---------  ---------  ---------
     Net income................................      $2,831      $12,391    $21,663    $24,866
                                                  =========    =========  =========  =========

Diluted average shares outstanding.............      61,021       61,052     61,062     61,063
Diluted net income per share...................       $0.05        $0.20      $0.35      $0.41

Some quarterly information has been reclassified in order to be comparable.

                                Dividend and Market Information


  Fiscal                                            Fiscal
   2003                     Market Price             2002                     Market Price
 quarter   Dividends  -------------------------    quarter   Dividends  -------------------------
  ended       paid     High     Low     Close       ended      paid      High    Low      Close
-------------------------------------------------------------------------------------------------
 July 27     $0.10   $30.25   $19.95   $21.75      July 28    $0.09    $20.00  $17.51    $19.85
 Oct. 26      0.10    27.10    20.03    24.52      Oct. 27     0.09     20.85   14.70     18.08
 Jan. 25      0.10    26.00    19.90    20.50      Jan. 26     0.09     23.30   17.53     21.23
April 26      0.10   $21.00   $16.20   $18.07     April 27     0.09    $30.94  $21.15    $30.20
            ------                                           ------
             $0.40                                            $0.36
            ======                                           ======

                                                                      Fiscal Year
                                                   Market Price           End        P/E ratio
Fiscal  Dividends  Dividend    Dividend    -------------------------  Market Value -------------
 year     paid      yield    payout ratio    High    Low     Close   (in millions)  High    Low
------------------------------------------------------------------------------------------------
 2003    $0.40       1.7%       24.0%      $30.25  $16.20    $18.07      $994        18     10
 2002     0.36       1.7%       35.6%       30.94   14.70     30.20     1,811        31     15
 2001     0.35       2.2%       31.0%       18.50   13.44     18.02     1,090        16     12
 2000     0.32       1.7%       19.9%       24.44   13.69     15.69       962        15     10
 1999     0.31       1.7%       24.8%       22.50   15.25     19.00       994        18     12
 1998    $0.28       2.1%       30.1%      $17.83  $10.58    $17.83      $955        19     11

La-Z-Boy Incorporated common shares are traded on the NYSE and PCX (symbol LZB).
Various data has been restated to reflect the September 1998 three-for-one stock split.

2003 ratios are based on income before the cumulative effect of accounting change.




                                               EXHIBIT (21)
                                LA-Z-BOY INCORPORATED LIST OF SUBSIDIARIES

Subsidiary                                                                   Jurisdiction of Incorporation
-----------                                                                  -----------------------------
La-Z-Boy Canada Limited                                                      Canada
Kincaid Furniture Company, Incorporated                                      Delaware
La-Z-Boy Export Ltd.                                                         Barbados
LZB Finance, Inc.                                                            Michigan
England, Inc.                                                                Michigan
LZB Properties, Inc.                                                         Michigan
LZB Carolina Properties, Inc.                                                Michigan
Centurion Furniture plc (DBA La-Z-Boy UK)                                    United Kingdom
Sam Moore Furniture Industries, Inc.                                         Virginia
La-Z-Boy Logistics, Inc.                                                     Michigan
Bauhaus U.S.A., Inc.                                                         Mississippi
Alexvale Furniture, Inc.                                                     North Carolina
LADD Furniture, Inc.                                                         North Carolina
American Furniture Company, Incorporated                                     Virginia
Clayton-Marcus Company, Inc.                                                 North Carolina
LADD Contract Sales Corporation                                              North Carolina
Pennsylvania House, Inc.                                                     North Carolina
LADD Transportation, Inc. (DBA La-Z-Boy Transportation)                      North Carolina
LFI Capital Management, Inc.                                                 Delaware
LZB Furniture Galleries of Washington D.C., Inc.                             Michigan
LZB Furniture Galleries of St. Louis, Inc.                                   Michigan
Montgomeryville Home Furnishings, Inc.                                       Pennsylvania
LZB Furniture Galleries of Boston, Inc.                                      Michigan
LZB Furniture Galleries of Kansas City, Inc.                                 Michigan
LZB Furniture Galleries of Rochester, Inc.                                   Michigan
LZB Furniture Galleries of Paramus, Inc.                                     Michigan
Redd Level, Ltd.                                                             Delaware
LADD International Sales Corporation                                         Virgin Islands
La-Z-Boy Global Ltd.                                                         Michigan
La-Z-Boy (Thailand) Ltd.                                                     Thailand
La-Z-Boy Europe B.V.                                                         Netherlands
La-Z-Boy Germany GmbH                                                        Germany

All other subsidiaries, when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary and therefore have been omitted from this exhibit.


                                 EXHIBIT (23)

                      CONSENT OF INDEPENDENT ACCOUNTANTS
                      ----------------------------------

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-8996, 33-8997, 333-34155, 333-34157, 333-03097,
033-54743, and 333-95651) of La-Z-Boy Incorporated of our report dated May 28, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May 28, 2003 relating to the financial statement schedule, which appears in this Form 10-K.


/s/PricewaterhouseCoopers LLP

Toledo, Ohio
June 19, 2003

                                EXHIBIT (99.1)

                      CERTIFICATION OF EXECUTIVE  OFFICER*

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the "Company") hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-K for the period ended April 26, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David M. Risley
-------------------------------------------------
David M. Risley
Senior Vice President and Chief Financial Officer
June 18, 2003

A signed original of this written statement required by Section 906 has been provided to La-Z-Boy Incorporated and will be retained by La-Z-Boy Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.


*The foregoing certification is being furnished solely pursuant to 18 U.S.C.
section 1350 and is not being filed as part of the Report or as a separate disclosure document.

                       CERTIFICATION OF EXECUTIVE OFFICER*

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the "Company") hereby certifies, to such officer's knowledge, that the Company's Annual Report on Form 10-K for the period ended April 26, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Gerald L. Kiser
-------------------------------------
Gerald L. Kiser
President and Chief Executive Officer
June 18, 2003


A signed original of this written statement required by Section 906 has been provided to La-Z-Boy Incorporated and will be retained by La-Z-Boy Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

*The foregoing certification is being furnished solely pursuant to 18 U.S.C.
section 1350 and is not being filed as part of the Report or as a separate disclosure document.