Form 10-Q
period 2003-08-11
LA-Z-BOY INC
filed 2003-08-12
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED July 26, 2003 COMMISSION FILE NUMBER 1-9656

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

Registrant's telephone number, including area code (734) 241-4074

                                           None

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

                                                      Yes   X                                                       No

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the last practicable date:

                       Class                                                                         Outstanding at July 26, 2003
Common Shares, $1.00 par value                                                                 54,645,137

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2004

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

(Unaudited, amounts in thousands, except per share data)

	First Quarter Ended
			% Over	Percent of Sales
	7/26/03	7/27/02	(Under)	7/26/03	7/27/02
Sales	$451,472	$497,375	-9.2%	100.0%	100.0%

Cost of sales	358,754	382,552	-6.2%	79.5%	76.9%

Gross profit	92,718	114,823	-19.3%	20.5%	23.1%
Selling, general and administrative	81,419	81,936	-0.6%	18.0%	16.5%

Operating profit	11,299	32,887	-65.6%	2.5%	6.6%
Interest expense	3,213	2,027	58.5%	0.7%	0.4%
Other income, net	1,272	116	996.6%	0.3%	0.0%

Pre-tax income	9,358	30,976	-69.8%	2.1%	6.2%
Income tax expense	3,555	11,848	-70.0%	38.0%*	38.2%*

Income before cumulative effect of
accounting change	5,803	19,128	-69.7%	1.3%	3.8%

Cumulative effect of accounting change
(net of tax of $17,920)	--	59,782	-100.0%	0.0%	12.0%

Net income (loss)	$5,803	$(40,654)	N/M	1.3%	-8.2%

Basic average shares	54,729	59,125

Basic net income per share before
cumulative effect of accounting change	$0.11	$0.32

Cumulative effect of accounting change
per share	--	(1.01)

Basic net income (loss) per share	$0.11	$(0.69)

Diluted average shares	54,916	59,667

Diluted net income per share before
cumulative effect of accounting change	$0.11	$0.32
Cumulative effect of accounting change
per share	--	(1.00)

Diluted net income (loss) per share	$0.11	$(0.68)

Dividends paid per share	$0.10	$0.10

*As a percent of pretax income, not sales.                                                                                             N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	7/26/03	7/27/02	Dollars	Percent	4/26/03
Current assets
Cash and equivalents	$28,422	$25,550	$2,872	11.2%	$28,817
Receivables, net	297,341	324,687	(27,346)	-8.4%	340,467
Inventories, net	242,018	233,525	8,493	3.6%	252,537
Deferred income taxes	37,709	35,648	2,061	5.8%	37,734
Other current assets	17,282	15,821	1,461	9.2%	19,939

Total current assets	622,772	635,231	(12,459)	-2.0%	679,494
Property, plant and equipment, net	205,392	207,426	(2,034)	-1.0%	209,411
Goodwill	78,807	78,833	(26)	0.0%	78,807
Trade names	71,144	68,454	2,690	3.9%	71,144
Other long-term assets	80,055	53,486	26,569	49.7%	84,210

Total assets	$1,058,170	$1,043,430	$14,740	1.4%	$1,123,066

Current liabilities
Lines of credit	$290	$--	$290	N/M	$--
Current portion of long-term
debt and capital leases	992	2,276	(1,284)	-56.4%	1,619
Accounts payable	48,011	77,986	(29,975)	-38.4%	78,931
Accrued expenses and other
current liabilities	106,734	127,890	(21,156)	-16.5%	134,037

Total current liabilities	156,027	208,152	(52,125)	-25.0%	214,587
Long-term debt	221,611	147,917	73,694	49.8%	221,099
Capital leases	1,151	1,801	(650)	-36.1%	1,272
Deferred income taxes	37,111	28,364	8,747	30.8%	36,928
Other long-term liabilities	39,039	36,856	2,183	5.9%	39,241
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	54,645	58,326	(3,681)	-6.3%	55,027
Capital in excess of par value	215,905	215,585	320	0.1%	216,081
Retained earnings	334,532	351,885	(17,353)	-4.9%	342,628
Accumulated other
comprehensive loss	(1,851)	(5,456)	3,605	66.1%	(3,797)

Total shareholders' equity	603,231	620,340	(17,109)	-2.8%	609,939

Total liabilities and
shareholders' equity	$1,058,170	$1,043,430	$14,740	1.4%	$1,123,066

N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, amounts in thousands)

	First Quarter Ended
	7/26/03	7/27/02
Cash flows from operating activities
Net income (loss)	$5,803	$(40,654)
Adjustments to reconcile net income (loss) to cash provided
by operating activities
Cumulative effect of accounting change - net of income taxes	--	59,782
Depreciation and amortization	7,311	7,066
Change in receivables	43,955	58,156
Change in inventories	10,519	(23,474)
Change in payables	(30,920)	9,345
Change in other assets and liabilities	(20,347)	(22,516)
Change in deferred taxes	208	(448)

Total adjustments	10,726	87,911

Net cash provided by operating activities	16,529	47,257
Cash flows from investing activities
Proceeds from disposals of assets	174	63
Capital expenditures	(6,853)	(8,945)
Acquisitions, net of cash acquired	--	(1,166)
Change in other long-term assets	3,557	4,128

Net cash used for investing activities	(3,122)	(5,920)
Cash flows from financing activities
Proceeds from debt	319	10,608
Payments on debt	(120)	(133)
Capital leases	(146)	(141)
Stock issued for stock option and employee benefit plans	4,446	693
Repurchase of common stock	(13,417)	(47,454)
Dividends paid	(5,486)	(5,973)

Net cash used for financing activities	(14,404)	(42,400)
Effect of exchange rate changes on cash and equivalents	602	(158)

Net decrease in cash and equivalents	(395)	(1,221)
Cash and equivalents at beginning of period	28,817	26,771

Cash and equivalents at end of period	$28,422	$25,550

Cash paid during period - Income taxes	$1,358	$12,645
- Interest	$3,792	$971

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive loss	Total
At April 27, 2002	$59,953	$215,060	$444,173	$(5,664)	$713,522
Repurchases of common stock	(5,491)		(124,796)		(130,287)
Stock issued for stock options and
employee benefit plans	565	162	9,876		10,603
Tax benefit from exercise of
options		859			859
Dividends paid			(22,941)		(22,941)
Comprehensive income
Net income			36,316
Unrealized loss on marketable
securities, net of taxes				(793)
Realization of losses on
marketable securities, net
of taxes				194
Translation adjustment				2,354
Change in fair value of cash
flow hedges, net of taxes				112
Total comprehensive income					38,183

At April 26, 2003	55,027	216,081	342,628	(3,797)	609,939

Repurchases of common stock	(629)		(12,788)		(13,417)
Stock issued for stock options
and employee benefit plans	247	(176)	4,375		4,446
Dividends paid			(5,486)		(5,486)
Comprehensive income
Net income			5,803
Unrealized gain on marketable
securities, net of taxes				372
Realization of gains on
marketable securities,
net of taxes				(17)
Translation adjustment				1,090
Change in fair value of cash
flow hedges, net of taxes				501
Total comprehensive income					7,749

At July 26, 2003	$54,645	$215,905	$334,532	$(1,851)	$603,231

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the respective interim period.

Note 2: Interim Results

The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 24, 2004.

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable to the current year presentation.

Note 4: Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted net income per share uses the weighted average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options were issued. A reconciliation of basic and diluted weighted average common shares outstanding follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/26/03	7/27/02
Weighted average common shares outstanding (basic)	54,729	59,125
Effect of options	187	542

Weighted average common shares outstanding (diluted)	54,916	59,667

The weighted average common shares outstanding for diluted earnings per share calculation at July 26, 2003 excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the average price of our stock of $21.59 for the quarter. These options are excluded due to their antidilutive effect at July 26, 2003.

         Notes to consolidated financial statements

Note 5: Inventories

     A summary of inventory follows:

(Unaudited, amounts in thousands)	7/26/03	7/27/02	4/26/03
Raw materials	$76,461	$80,300	$78,713
Work in progress	52,699	55,574	50,041
Finished goods	126,190	109,522	137,037

FIFO inventories	255,350	245,396	265,791
Excess of FIFO over LIFO	(13,332)	(11,871)	(13,254)

Inventories, net	$242,018	$233,525	$252,537

Note 6: Restructuring

During the quarter, we announced the closing of three of our Casegoods Group manufacturing facilities. This action was the result of under utilization of certain manufacturing facilities as we transition to more foreign sourced products in order to be competitive with imported furniture. The closure of these facilities will result in the elimination of 405 employees net of new positions at other facilities. This restructuring will result in pre-tax charges to cost of sales of approximately $10 million or $0.11 per diluted share on an after-tax basis for the full year. During the first quarter of fiscal 2004, pre-tax restructuring charges were $6.3 million covering the write-down of certain fixed assets and inventories. We expect to dispose of two manufacturing plants by sale and the related write-down will be accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our third plant is leased and the lease expires in February 2004. Most of the remaining balance of $3.7 million of the charges represents severance and other costs and is expected to be incurred primarily in the second and third quarter of fiscal 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

In fiscal year 2002 we recorded restructuring charges of $22.2 million, of which $13.2 million was charged in the second quarter and $9.0 million in the fourth quarter of that fiscal year. These charges were recorded in cost of sales. Substantially all of the 1,132 employees expected to be terminated as a result of these restructuring plans are no longer employed by the company. Restructuring liabilities along with charges to expense, cash payments or asset write-offs were as follows:

		Fiscal 2004
(Unaudited, amounts in thousands)	4/26/03 Balance	Charges to Expense	Cash Payments or Asset Write-offs	7/26/03 Balance
Fixed asset write-downs	$--	$4,256	$(4,256)	$--
Severance and benefit related costs	313	--	(264)	49
Inventory write-downs	--	2,017	(2,017)	--
Other	543	--	(204)	339

Total restructuring	$856	$6,273	$(6,741)	$388

		Fiscal 2003
(Unaudited, amounts in thousands)	4/27/02 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/26/03 Balance
Severance and benefit related costs	$1,500	$1,070	$(2,257)	$313
Other	3,100	--	(2,557)	543

Total restructuring	$4,600	$1,070	$(4,814)	$856

Note 7: Segment Information

Our reportable operating segments are the Upholstery Group and the Casegoods Group.

(Unaudited, amounts in thousands)

	Upholstery Group		Casegoods Group		Eliminations, Corporate & Other		Consolidated
	7/26/03	7/27/02	7/26/03	7/27/02	7/26/03	7/27/02	7/26/03	7/27/02
Sales	$335,879	$366,889	$116,508	$131,274	$(915)	$(788)	$451,472	$497,375
Operating income
without restructuring	22,932	31,219	1,075	7,593	(6,435)	(5,925)	17,572	32,887
Restructuring	--	--	(6,273)	--	--	--	(6,273)	--

Operating income as
reported	$22,932	$31,219	$(5,198)	$7,593	$(6,435)	$(5,925)	$11,299	$32,887

Note 8: Goodwill and Other Intangible Assets

Effective April 28, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization beginning in fiscal 2003.

In accordance with SFAS No. 142, trade names were tested for impairment by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Additionally, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit was established based upon a combination of the discounted cash flows and the projected profitability of the market in which the entity operates. In the fourth quarter of fiscal 2003, we reevaluated the trade names and goodwill for impairment by comparing the fair values to the carrying values and determined that there was no additional impairment. We will review goodwill and tradenames for impairment in the fourth quarter, unless circumstances necessitate an earlier review.

In the first quarter of fiscal 2003, we determined that, as of April 28, 2002, the carrying value of trade names exceeded their fair value creating an impairment loss of $48.3 million, all of which was attributable to the Casegoods segment, and the carrying value of goodwill exceeded its fair value creating an impairment loss of $29.4 million. Of the pre-tax impairment loss for goodwill, $17.1 million was attributable to the Upholstery segment and $12.3 million was attributable to the Casegoods segment. The after-tax effect of $59.8 million for these impairment losses was included as the “Cumulative effect of accounting change” in the consolidated statement of income for the first quarter of fiscal 2003.

The following table summarizes changes to goodwill and trade names in the first quarter of fiscal 2004 and fiscal 2003:

(Unaudited, amounts in thousands)	Upholstery Group		Casegoods Group
	7/26/03	7/27/02	7/26/03	7/27/02
Goodwill
Balance at beginning of year	$53,177	$70,265	$25,630	$37,979
Effect of adopting SFAS No. 142	--	(17,062)	--	(12,349)

Balance at end of quarter	$53,177	$53,203	$25,630	$25,630

Trade names
Balance at beginning of year	$16,945	$14,255	$54,199	$102,490
Effect of adopting SFAS No. 142	--	--	--	(48,291)

Balance at end of quarter	$16,945	$14,255	$54,199	$54,199

Note 9: Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” in that it requires additional disclosures about our stock-based compensation plans. SFAS No. 148 is effective for periods beginning after December 15, 2002. We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123.

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma net income and net income per share would have been as follows:

	First Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/26/03	7/27/02
Net income (loss)	$5,803	$(40,654)
Fair value of stock plan	(519)	(462)

Proforma net income (loss)	$5,284	$(41,116)
Proforma basic net income (loss) per share	$0.10	$(0.70)
Proforma diluted net income (loss) per share	$0.10	$(0.69)

Note 10: Financial Guarantees and Product Warranties

We provide secured and unsecured financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Galleries® which are not owned by the company. Loan guarantees are generally for real estate mortgages and have terms lasting from 1 to 5 years. Lease guarantees are generally for real estate leases and have terms lasting from 1 to 5 years. These loan and lease guarantees arose to facilitate the credit of the related dealer. The guaranteed party is required to make periodic fee payments to us in exchange for the guarantees.

In the third quarter of fiscal 2003 we adopted FASB Interpretation Number ("FIN") 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” that required initial recognition and measurement of guarantees entered into after December 31, 2002. The fair values of the loan and lease agreements we have entered into since December 31, 2002, are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amount of potential future payments under loan guarantees and lease guarantees were $9.9 million and $6.2 million, respectively, as of July 26, 2003. Should a dealer default on a collateralized loan, we expect to be able to liquidate the collateral, the proceeds of which we anticipate would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.

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

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues. A reconciliation of the changes in our product warranty liability is as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/26/03	7/27/02
Balance as of the beginning of the period	$19,066	$23,038
Accruals during the period	4,054	3,107
Settlements during the period	(4,092)	(3,036)

Balance as of the end of the period	$19,028	$23,109

Note 11: Share Repurchases

The company is authorized to repurchase common stock under the repurchase program approved by our Board of Directors. At July 26, 2003 approximately 3.5 million additional shares can be repurchased pursuant to the repurchase program. Our repurchases were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/26/03	7/27/02
Shares repurchased	629	1,782
Cash used for repurchases	$13,417	$47,454

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in this item. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in this document regarding:

future income and margins future growth adequacy and cost of financial resources	future economic performance industry and importing trends management plans

Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes,” “plans,” “intends” and “expects” or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Management’s Discussion and Analysis

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, potential impact of anti-dumping actions, the availability and cost of capital, the impact of imports as it relates to continued domestic production, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the regulatory environment, the impact of new manufacturing technologies, factors relating to acquisitions and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

We have disclosed non-GAAP (“generally accepted accounting principles”) financial measures in this report, including normalized operating margin, and normalized diluted earnings per share. A reconciliation table of GAAP to non-GAAP normalized results appears at the end of this section.

We believe that the presentation of normalized operating margin, which excludes restructuring charges, provides useful information to investors because it enables investors to make additional meaningful comparisons of our performance from one reporting period to another. Because restructuring charges occur on an irregular basis, are often material and are not predictable, we believe that the non-GAAP presentation may be useful in assessing the operating performance of our company. The normalized operating margin is calculated by taking the normalized operating income divided by sales as reported.

We believe that the presentation of normalized diluted earnings per share, which excludes the cumulative effect of accounting change relating to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” for the prior year as well as the restructuring charges discussed above, provides useful information to investors in evaluating the overall net effect of the foregoing adjustments and to make meaningful comparisons against the GAAP results that are presented.

Results of Operations

First Quarter Ended July 26, 2003 Compared to First Quarter Ended July 27, 2002.

See page 3 for the consolidated statement of income with analysis of percentages and calculations.

First quarter sales were $451.5 million, a decrease of 9.2% from the prior year first quarter. Contributing to the decrease in sales were the following factors: an exceptionally strong backlog at April 27, 2002, which resulted in very difficult first quarter sales comparisons, a negative trend in sales leading into the quarter, which continued throughout the quarter, and industry wide soft retail condisions. With consumer confidence well below historical levels and unemployment levels rising, retail conditions continue to be soft throughout the furniture industry. We had unprecedented beginning backlogs for the Upholstery

Management’s Discussion and Analysis

segment at April 27, 2002 which led to last year’s 8.9% sales increase for the first quarter. This resulted in very difficult first quarter sales comparisons. Additionally, we ceased operations at our HickoryMark division during the second quarter of fiscal 2003, which also contributed to this quarter’s comparative sales decline.

The Upholstery segment had an 8.5% decrease in sales from the prior year first quarter which was attributable to industry wide soft retail conditions. Another contributing factor was the strong backlog at April 27, 2002 as compared to April 26, 2003. Although the measure of backlog at any point in time may not be indicative of future sales performance, the reduction in this sales indicator of 30% over the previous year had a significant impact on the first quarter 2004 sales. In response to the reduction in order backlog, we reduced production days as compared to the prior year.

The Casegoods segment had an 11.2% decline in sales from the prior year first quarter. Casegoods, like our Upholstery segment, experienced a sales downturn over the last half of fiscal 2003 which continued in the first quarter of 2004. We have experienced a more dramatic decline in customer demand in the upper middle price points, where some of our products are positioned, compared to the lower price points. The purchase of casegoods at these price points can be more easily delayed by consumers, causing a more significant decline. The Casegoods segment restructuring in this quarter was in response to continued under utilization of domestic manufacturing capacity due to the continued pressures from imported products. We will continue our blended strategy of outsourcing certain products and shift some of this production to other La-Z-Boy casegoods facilities. The restructuring is not expected to have a significant impact on future sales.

Gross profit as a percent of sales decreased to 20.5% from 23.1% in the fiscal 2003 first quarter. On a normalized basis, excluding restructuring, fiscal 2004 gross profit as a percent of sales was 21.9%. The decrease in the normalized gross margin was attributable to several factors: (i) a larger percentage of cost of sales being fixed versus variable at lower sales volumes; (ii) the additional plant shut down time taken to reduce inventories, and the resultant under-absorption of fixed costs; and (iii) price increases in container costs which we were unable to pass onto our dealers. During the first quarter each of our operating facilities typically shuts down for one to two weeks. However, during the first quarter of fiscal 2004 our manufacturing operations took an additional 60% down time than in the prior year period. The recently announced restructuring that will close three of our Casegoods plants will help offset these negative trends relating to the under-absorption of factory costs by increasing efficiencies and better absorbing fixed costs.

Selling, general & administrative (S, G & A) expenses as a percent of sales increased to 18.0% in the first quarter of fiscal 2004 compared to 16.5% in the prior year first quarter. Although the dollar amount of S, G & A actually declined 0.6% or $0.5 million as a result of cost cutting efforts, the decreased sales volume was a major factor in the S, G & A increase as a percent of sales. Contributing to the higher percentage was a decrease in sales at a higher proportion than the fixed cost component of S, G & A. The increased S, G & A as a percent of sales was also partially attributable to a national leadership conference for our La-Z-Boy proprietary dealers that occurs bi-annually.

Management’s Discussion and Analysis

Operating profit as a percent of sales decreased to 2.5% from 6.6% in the previous year’s first quarter. On a normalized basis, excluding restructuring the operating margin for fiscal 2004 was 3.9%. The major factor for the decrease in normalized operating margin was the 9.2% decrease in sales, which led to a decline in productivity and under-absorption of our factory costs. The additional down days taken during the 2004 first quarter to keep our domestic inventories in line with our demand also contributed to the decrease in operating profit.

In the Upholstery segment, margins decreased to 6.8% in the first quarter of fiscal 2004 from 8.5% in the prior year first quarter. The operating margin in our 2003 first quarter benefited from the strong shipment and backlog levels mentioned earlier, which were not evident in the current year’s quarter.

The Casegoods margin decreased to (4.5%) from 5.8%. On a normalized basis, excluding restructuring, the Casegoods margin for the first quarter of fiscal year 2004 was 0.9%. The import competition, a shift by some dealers away from higher price-point product, and larger customers buying directly from overseas all contributed to the quarter’s 11.2% decrease in sales. Operating margin has been negatively impacted by the significant decrease in volume which has resulted in low capacity utilization. In order to lower our inventories, we incurred additional downtime at our manufacturing facilities, which resulted in additional degradation of our operating margins. The restructuring announced in this quarter is expected to generate annual cost savings of $5 to $6 million, which should help increase operating margins beginning in the fourth quarter of this fiscal year.

Interest expense increased 58.5% from the prior year’s first quarter due to the $80.5 million increase in weighted average debt between the two periods. The additional debt borrowed during fiscal 2003 was partly used to finance the repurchase of $130.3 million of our stock that year. The current level of debt is consistent with management’s objective to maintain our debt-to-capitalization ratio (total debt divided by shareholders’ equity plus total debt) in the mid to upper twenties percentage range.

Our income tax rate of 38.0% is lower than the 38.2% rate of last year’s first quarter. The effective tax rate for the 2003 fiscal year was 38.0%. Cash paid on income taxes decreased in the current year due to timing of payments as compared to the prior fiscal year.

Liquidity and Capital Resources

See pages 3 through 6 for our Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, and Consolidated Statement of Changes in Shareholders’ Equity.

Cash flows from operations amounted to $16.5 million in the first three months of fiscal year 2004 compared to $47.3 million in the prior year. The reduction in income before the cumulative effect of accounting change and the reduction in inventories that was offset by a related reduction in accounts payable made up a significant portion of the decline in cash flows from operations. In the aggregate, capital expenditures, dividends and stock repurchases totaled $25.8 million during the first quarter, down from $62.4 million in the first three months of fiscal 2003 mainly due to the reduced stock repurchases during the quarter. Cash and equivalents decreased by $0.4 million during the three-month period compared to a decrease of $1.2 million in the prior year.

Management’s Discussion and Analysis

Capital expenditures were $6.9 million during the quarter ended July 26, 2003 compared to last year’s $8.9 million in the first quarter.

During the first quarter of the current fiscal year, we used $13.4 million to repurchase common stock under the repurchase program approved by our Board of Directors, compared to $47.5 million used in the first quarter of the prior year. Based on our objective to maintain our debt-to-capital percentage in the mid to upper 20% range, we did not repurchase as much stock in the current quarter. As of July 26, 2003, approximately 3.5 million additional shares could be repurchased pursuant to the repurchase program.

Our financial strength is reflected by our total debt-to-capital percentage which was 27.1% at July 26, 2003, 26.9% at April 26, 2003, and 19.7% at July 27, 2002. The increase in debt related to our stock repurchase program has allowed us to meet our target debt-to-capitalization range. Cash paid for interest increased in the current quarter in comparison to the prior year due to the higher interest expense and the first semi-annual interest payment on our $86 million private placement debt.

As of July 26, 2003, we had credit availability of approximately $321.4 million under several credit agreements.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 26, 2003. As described below, there are new accounting pronouncements which did not have a material effect on our first quarter. Therefore, our critical accounting estimates, as described in our Form 10-K for the year ended April 26, 2003 are not affected by the new pronouncements.

In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” A variable interest entity (“VIE”) is generally defined as an entity which has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. FIN 46 requires a company to consolidate a VIE if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. The provisions of this statement apply at inception for any entity created after January 31, 2003. We will apply FIN 46 to new entities as applicable. The provisions of this statement apply to existing entities as of our second quarter of fiscal 2004. The implementation of FIN 46 in our second quarter is not likely to be material to the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial statements.

Management’s Discussion and Analysis

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” We do not anticipate the adoption of this statement will have a material impact on our consolidated financial statements.

Outlook

The current outlook for our industry still remains unsettled as retail activity remains weak and unemployment rates remain high. Consumer confidence is recovering somewhat as geopolitical concerns are stabilizing, but has been shaken recently with increased negative economic news. Recent tax legislation should provide some stimulus for the furniture industry in the late summer and fall months. These factors leave an unclear trend line for the recovery of the industry. We believe that due to increased consumer confidence, the recent tax legislation, and the typical annual fall pickup that we will see an increase in demand during our second quarter of fiscal 2004 year. We believe that relative to our sales in the fiscal 2003 second quarter, our 2004 fiscal second quarter sales comparables will be down in the mid-single digit range.

We believe the longer-term outlook is still somewhat unclear. Housing activity continues to be strong as interest rates remain relatively low. However, recent spikes in long-term fixed mortgage rates are a concern. During the recent recessionary period of the U.S. furniture industry, housing turnover has demonstrated solid growth. Conversely, this recent growth has not translated into growth for the furniture industry. This contradiction implies that there is considerable pent up demand. We believe we are well positioned with a powerful consumer brand name and a growing proprietary distribution system to take advantage of the expected recovery in the U.S. furniture industry. We continue to grow the percentage of our imported finished goods and furniture components which are at lower costs and are working to sustain market share by offering an attractive price/quality relationship to our dealers and consumers. Additionally, we have realigned our Casegoods group, centralizing key functions, to take advantage of manufacturing efficiencies and importation opportunities. Considering the strengths of our primary brand name and our proprietary distribution, in addition to our Casegoods reorganization, we believe that steps we have taken will position us to begin to grow sales at a faster pace than the overall North American furniture industry and to improve our operating margin.

We expect interest expense to continue to be greater next quarter than the prior year quarter due to the increased weighted average level of debt.

We are anticipating our fiscal 2004 full year income tax rate to be approximately 38.0%, which is the same rate as fiscal 2003.

We are currently expecting sales for the October quarter to be down in mid-single digit range compared to last year’s second quarter, and we anticipate reported earnings for the quarter to be in the range of $0.38 — $0.43 per diluted share, or $0.40 — $0.45 per diluted share, when normalized to exclude restructuring charges, versus the $0.50 we earned per diluted share in the same quarter of fiscal 2003.

Management’s Discussion and Analysis

We expect total capital expenditures to be between $28.0 million and $32.0 million for fiscal 2004. This compares to $32.8 million of capital expenditures in fiscal 2003.

We expect to continue to be in the open market for purchasing our shares from time to time as changes in our stock price and other factors present appropriate opportunities, but we have no commitments for repurchases.

We expect to meet our cash needs for capital expenditures, stock repurchases and dividends during fiscal year 2004 from cash generated by operations and borrowings under available credit facilities.

Reconciliation of Non-GAAP Normalized Financial Information to GAAP Financial Information

   (Unaudited, amounts in thousands except per share data)

	Upholstery Group		Casegoods Group			Eliminations, Corporate & Other		Consolidated
	7/26/03	7/27/02	7/26/03		7/27/02	7/26/03	7/27/02	7/26/03	7/27/02
Operating income as
reported	$22,932	$31,219	$(5,198)		$7,593	$(6,435)	$(5,925)	$11,299	$32,887
Restructuring(1)	--	--	6,273		--	--	--	6,273	--

Normalized operating
income	22,932	31,219	1,075		7,593	(6,435)	(5,925)	17,572	32,887
Operating margin as
reported	6.8%	8.5%	(4.5%	)	5.8%	N/M	N/M	2.5%	6.6%
Normalized operating
margin	6.8%	8.5%	0.9%		5.8%	N/M	N/M	3.9%	6.6%
Diluted net income per
share as reported								$0.11	$(0.68)
Restructuring (1)								0.07	--
Cumulative effect of
accounting change								--	1.00

Normalized diluted net
income per share								$0.18	$0.32

    (1)   Excludes the fiscal 2004 restructuring charges.
    N/M = not meaningful

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $70 million borrowed at July 26, 2003. We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to negate the impact of changes in interest rates on this floating rate debt. We believe that potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $70 million for a three year period at 6.095% plus our applicable borrowing spread under the revolving credit facility. Upon maturity of this swap during our third fiscal quarter, we expect that the debt under our revolving credit facility will be on a floating rate basis. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2004 based upon the quarter end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At July 26, 2003, we had foreign exchange forward contracts outstanding relating to the Canadian dollar. Substantially all of our imported purchased parts are denominated in U.S. dollars. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures, as defined in the rules of the SEC, as of the end of the period covered by this report and have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

          (11)     Statement of Computation of Per Share Earnings
                     See note 4 to the financial statements included in this report.

          (99.1)   Press Release dated August 12, 2003

          (99.2)   Certifications of Executive Officers pursuant to Section 302 of the
                        Sarbanes-Oxley Act

          (99.3)   Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(b)    Reports on Form 8-K

          We filed a Form 8-K on May 28, 2003 containing a press release and financial information about our fourth quarter and full fiscal year 2003 financial results.

         We filed a Form 8-K on June 3, 2003 announcing a restructuring of three manufacturing facilities of our Casegoods group.

          We filed a Form 8-K on July 21, 2003 commenting on our July quarter outlook.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: August 12, 2003

BY: /S/ Louis M. Riccio, Jr. —————————————— Louis M. Riccio, Jr. Corporate Controller On behalf of the registrant and as Chief Accounting Officer

Exhibit 99.1

NEWS RELEASE

Contact:   Mark Stegeman                             (734) 241-4418                                  mark.stegeman@la-z-boy.com

LA-Z-BOY REPORTS FIRST QUARTER OPERATING RESULTS

MONROE, MI. August 12, 2003 – La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported its operating results for the first fiscal quarter ended July 26, 2003. Net sales for the quarter declined 9.2% from a year earlier, to $451 million, while diluted earnings per share were $0.11 after a previously-announced $0.07 per share restructuring charge, or $0.18 per share before the charge. The quarter’s per share earnings were in line with management’s recent guidance, and compare against $0.32 per fully diluted share earned in the July 2002 first quarter, before the cumulative effect of a change in accounting principle for goodwill and intangible assets.

La-Z-Boy Incorporated president and CEO Jerry Kiser said, “This quarter is always seasonally challenging and our comparisons were made more difficult by the fact that our July quarter last year was unusually strong because of a larger than normal beginning backlog. As previously reported, our upholstery sales in last year’s first quarter rose 19.0%, driven in part by very strong sales gains for our La-Z-Boy Furniture Galleries® store system, and our total sales for that quarter were up 8.9%. This year, in contrast, upholstery and casegoods segment sales were both down, in the context of very lackluster consumer demand for furniture.”

Gross margin for the quarter fell from 23.1% to 20.5%, primarily due to the $6.3 million restructuring charge. It was also negatively impacted by reduced sales volume and additional plant shutdown time. Although selling, general & administrative expense for the quarter was slightly lower in dollar amount than in the comparable year-earlier period, it increased to 18.0% of sales in this year’s first quarter, from 16.5% a year ago primarily due to the lower sales level in conjunction with a higher portion of fixed expense.

Kiser continued, “Operating margin in this year’s first quarter fell to 2.5% as reported, or 3.9% before the restructuring charge, from 6.6% a year earlier, as we took a substantial number of additional plant shutdown days to avoid building inventories. The unabsorbed costs resulting from this higher than normal downtime had a substantial negative impact on the quarter’s operating margin. Additionally, pricing pressure continues to impact our margins.”

Upholstery segment

Upholstery segment sales declined by 8.5% for the July quarter from the prior year’s quarter. Kiser said, “This segment was the beneficiary of an unprecedented strong demand last year. However, retail business was very soft this year relative to last and when combined with our lower beginning backlog, magnified our sales decline.” First quarter operating margin for the upholstery segment was 6.8%, down from 8.5% in last year’s quarter, primarily as a result of a combination of lower sales volumes and extended plant shutdown time which lead to higher unabsorbed costs during the quarter.

Kiser noted that four new free-standing La-Z-Boy Furniture Galleries® stores were opened during the quarter, another two relocated to higher profile locations and one older format store closed. The total Furniture Galleries store count at quarter-end was 317, including 52 stores featuring the larger, more productive, New Generation format. “Our current plans call for the opening or conversion to New Generation format stores at an average rate of 10-12 quarterly, including relocations and remodels”, Kiser said, adding that older, less productive stores will continue to be selectively closed or relocated at the same time.

Casegoods Segment

Casegoods segment sales declined 11.2% from a year earlier for the July quarter. The casegoods segment operating margin for the quarter fell sharply, to (4.5%), from 5.8% a year earlier, due to the $6.3 million restructuring charge, and the extensive plant downtime taken this year. On a normalized basis to exclude restructuring, the operating margin was 0.9% for the first quarter of fiscal 2004.

Kiser said, “The casegoods restructuring actions we announced in early June will result in the closure of three plants by the end of calendar 2003. We will continue our blended strategy of outsourcing certain products and shift some of this production to other La-Z-Boy casegoods facilities. Once the transition is fully implemented, by the beginning of our fiscal fourth quarter, we expect this plant rationalization to produce annual savings in the range of $5 — $6 million. In the meantime, there will be some disruptions as the shutdowns are implemented and production is shifted. This will likely also put some pressure on our casegoods margins during the second and third fiscal quarters of this year.”

Casegoods Group reorganization charge

As previously reported, the reorganization of the La-Z-Boy Casegoods Group – including a realignment of several key management responsibilities, the establishment of a new global sourcing organization and the closure of three casegoods manufacturing facilities – will result in a total pre-tax charge of approximately $10 million, or $0.11 per diluted share on an after-tax basis. During the current fiscal quarter a largely non-cash charge of $6.3 million was taken to cover the write-down of certain fixed assets and inventories. Most of the balance of the charge, representing severance and relocation costs, will be incurred in the following two quarters of fiscal 2004.

Balance sheet

Inventories decreased approximately $11 million for the July quarter, with virtually all of the decline occurring in finished goods. This was the direct result of our efforts to bring inventories in line with current sales and demand trends and was accomplished largely through extended plant downtimes. Total debt remained at $224 million for the quarter, and our debt to total capitalization ratio was at 27.1% at quarter-end.

During the first quarter, the company repurchased an additional 629,000 shares of its outstanding common stock for a total of $13.4 million, and at quarter-end, 3.5 million shares remained available under the company’s existing stock repurchase authorization.

Business outlook

Commenting on the current business outlook, Kiser said, “Not surprisingly, the U.S. furniture retailing environment has remained relatively sluggish this summer. Despite the conclusion of the war in Iraq, a modest rebound in consumer confidence and some scattered recent indications that the U.S. economy is attempting to gather strength, there is little evidence at this point of a consistent consumer follow-through. We are inclined to think the recent child care tax credit checks will provide some stimulus to the economy and our business, but are concerned that the recent increases in long-term interest rates may have an offsetting dampening affect on consumer spending. So, while we continue to believe that the normal seasonal pickup in our business will begin to materialize during the important fall selling season, our guidance for the current quarter has been tempered accordingly.”

He concluded, “We are currently expecting sales for the October quarter to be down in the mid-single digit percentage range compared to last year’s second quarter, and we anticipate reported earnings for the quarter to be in the range of $0.38 — $0.43 per diluted share, or $0.40 — $0.45 per diluted share, when normalized to exclude restructuring charges, versus the $0.50 we earned per diluted share in the same quarter of fiscal 2003.” (A reconciliation of GAAP to non-GAAP normalized results follows.)

Forward-looking Information

Any forward-looking statements contained in this news release are based on current information and assumptions and represent management’s best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, potential impact of anti-dumping actions, the availability and cost of capital, the impact of imports, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the regulatory environment, the impact of new manufacturing technologies, factors relating to acquisitions and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Conference Call Information

The dial-in phone number for tomorrow’s conference call at 11 a.m. E.T. will be (800) 374-1298 for persons calling from within the U.S. or Canada, and (706) 634-5855 for international callers. The call will also be webcast live and archived on the Internet, with both accessible at http://www.la-z-boy.com/about/ir_confcalls.asp. A telephone replay will be available for a week following the live call to callers from the U.S. and Canada at (800) 642-1687 and to international callers at (706) 645-9291. The replay passcode is 191820.

Additional Information

This news release is just one part of La-Z-Boy’s financial disclosures and should be read in conjunction with other information filed with the Securities and Exchange Commission, which is available at http://www.la-z-boy.com/about/ir_sec.asp. Investors and others wishing to be notified of future La-Z-Boy news releases, SEC filings and quarterly investor conference calls may sign up at: http://my.lazboy.com/mygallery/investor_relations.cfm.

Background Information

With annual sales in excess of $2 billion, La-Z-Boy Incorporated is one of the world’s leading residential furniture producers, marketing furniture for every room of the home and office, as well as for the hospitality, health care and assisted-living industries. The La-Z-Boy Upholstery Group companies are Bauhaus, Centurion, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract Furniture Group and Sam Moore, and the La-Z-Boy Casegoods Group companies are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

The corporation’s vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 317 stand-alone La-Z-Boy Furniture Galleries® stores and 320 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry’s fifth largest U.S. furniture retailer and the second largest single source furniture retailer. Additional information is available at http://www.la-z-boy.com/

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

(Unaudited, amounts in thousands, except per share data)

	First Quarter Ended
			% Over	Percent of Sales
	7/26/03	7/27/02	(Under)	7/26/03	7/27/02
Sales	$451,472	$497,375	-9.2%	100.0%	100.0%

Cost of sales	358,754	382,552	-6.2%	79.5%	76.9%

Gross profit	92,718	114,823	-19.3%	20.5%	23.1%
Selling, general and administrative	81,419	81,936	-0.6%	18.0%	16.5%

Operating profit	11,299	32,887	-65.6%	2.5%	6.6%
Interest expense	3,213	2,027	58.5%	0.7%	0.4%
Other income, net	1,272	116	996.6%	0.3%	0.0%

Pre-tax income	9,358	30,976	-69.8%	2.1%	6.2%
Income tax expense	3,555	11,848	-70.0%	38.0%*	38.2%*

Income before cumulative effect of
accounting change	5,803	19,128	-69.7%	1.3%	3.8%

Cumulative effect of accounting change
(net of tax of $17,920)	--	59,782	-100.0%	0.0%	12.0%

Net income (loss)	$5,803	$(40,654)	N/M	1.3%	-8.2%

Basic average shares	54,729	59,125

Basic net income per share before
cumulative effect of accounting change	$0.11	$0.32

Cumulative effect of accounting change
per share	--	(1.01)

Basic net income (loss) per share	$0.11	$(0.69)

Diluted average shares	54,916	59,667

Diluted net income per share before
cumulative effect of accounting change	$0.11	$0.32
Cumulative effect of accounting change
per share	--	(1.00)

Diluted net income (loss) per share	$0.11	$(0.68)

Dividends paid per share	$0.10	$0.10

*As a percent of pretax income, not sales.                                                                                             N/M = not meaningful

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	7/26/03	7/27/02	Dollars	Percent	4/26/03
Current assets
Cash and equivalents	$28,422	$25,550	$2,872	11.2%	$28,817
Receivables, net	297,341	324,687	(27,346)	-8.4%	340,467
Inventories, net	242,018	233,525	8,493	3.6%	252,537
Deferred income taxes	37,709	35,648	2,061	5.8%	37,734
Other current assets	17,282	15,821	1,461	9.2%	19,939

Total current assets	622,772	635,231	(12,459)	-2.0%	679,494
Property, plant and equipment, net	205,392	207,426	(2,034)	-1.0%	209,411
Goodwill	78,807	78,833	(26)	0.0%	78,807
Trade names	71,144	68,454	2,690	3.9%	71,144
Other long-term assets	80,055	53,486	26,569	49.7%	84,210

Total assets	$1,058,170	$1,043,430	$14,740	1.4%	$1,123,066

Current liabilities
Lines of credit	$290	$--	$290	N/M	$--
Current portion of long-term
debt and capital leases	992	2,276	(1,284)	-56.4%	1,619
Accounts payable	48,011	77,986	(29,975)	-38.4%	78,931
Accrued expenses and other
current liabilities	106,734	127,890	(21,156)	-16.5%	134,037

Total current liabilities	156,027	208,152	(52,125)	-25.0%	214,587
Long-term debt	221,611	147,917	73,694	49.8%	221,099
Capital leases	1,151	1,801	(650)	-36.1%	1,272
Deferred income taxes	37,111	28,364	8,747	30.8%	36,928
Other long-term liabilities	39,039	36,856	2,183	5.9%	39,241
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	54,645	58,326	(3,681)	-6.3%	55,027
Capital in excess of par value	215,905	215,585	320	0.1%	216,081
Retained earnings	334,532	351,885	(17,353)	-4.9%	342,628
Accumulated other
comprehensive loss	(1,851)	(5,456)	3,605	66.1%	(3,797)

Total shareholders' equity	603,231	620,340	(17,109)	-2.8%	609,939

Total liabilities and
shareholders' equity	$1,058,170	$1,043,430	$14,740	1.4%	$1,123,066

N/M = not meaningful

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, amounts in thousands)

	First Quarter Ended
	7/26/03	7/27/02
Cash flows from operating activities
Net income (loss)	$5,803	$(40,654)
Adjustments to reconcile net income (loss) to cash provided
by operating activities
Cumulative effect of accounting change - net of income taxes	--	59,782
Depreciation and amortization	7,311	7,066
Change in receivables	43,955	58,156
Change in inventories	10,519	(23,474)
Change in payables	(30,920)	9,345
Change in other assets and liabilities	(20,347)	(22,516)
Change in deferred taxes	208	(448)

Total adjustments	10,726	87,911

Net cash provided by operating activities	16,529	47,257
Cash flows from investing activities
Proceeds from disposals of assets	174	63
Capital expenditures	(6,853)	(8,945)
Acquisitions, net of cash acquired	--	(1,166)
Change in other long-term assets	3,557	4,128

Net cash used for investing activities	(3,122)	(5,920)
Cash flows from financing activities
Proceeds from debt	319	10,608
Payments on debt	(120)	(133)
Capital leases	(146)	(141)
Stock issued for stock option and employee benefit plans	4,446	693
Repurchase of common stock	(13,417)	(47,454)
Dividends paid	(5,486)	(5,973)

Net cash used for financing activities	(14,404)	(42,400)
Effect of exchange rate changes on cash and equivalents	602	(158)

Net decrease in cash and equivalents	(395)	(1,221)
Cash and equivalents at beginning of period	28,817	26,771

Cash and equivalents at end of period	$28,422	$25,550

Cash paid during period - Income taxes	$1,358	$12,645
- Interest	$3,792	$971

Reconciliation of Non-GAAP Normalized Financial Information to GAAP Financial Information

   (Unaudited, amounts in thousands except per share data)

	Upholstery Group		Casegoods Group			Eliminations, Corporate & Other		Consolidated
	7/26/03	7/27/02	7/26/03		7/27/02	7/26/03	7/27/02	7/26/03	7/27/02
Operating income as
reported	$22,932	$31,219	$(5,198)		$7,593	$(6,435)	$(5,925)	$11,299	$32,887
Restructuring(1)	--	--	6,273		--	--	--	6,273	--

Normalized operating
income	22,932	31,219	1,075		7,593	(6,435)	(5,925)	17,572	32,887
Operating margin as
reported	6.8%	8.5%	(4.5%	)	5.8%	N/M	N/M	2.5%	6.6%
Normalized operating
margin	6.8%	8.5%	0.9%		5.8%	N/M	N/M	3.9%	6.6%
Diluted net income per
share as reported								$0.11	$(0.68)
Restructuring (1)								0.07	--
Cumulative effect of
accounting change								--	1.00

Normalized diluted net
income per share								$0.18	$0.32

    (1)   Excludes the fiscal 2004 restructuring charges.
    N/M = not meaningful

Exhibit 99.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Gerald L. Kiser, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of La-Z-Boy Incorporated;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      [omitted]

(c)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:   August 12, 2003

BY: /S/ Gerald L. Kiser —————————————— Gerald L. Kiser Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, David M. Risley, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of La-Z-Boy Incorporated;

2.       Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.      Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.      The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)      [omitted]

(c)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.      The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:   August 12, 2003

BY: /S/ David M. Risley —————————————— David M. Risley Chief Financial Officer

Exhibit 99.3

CERTIFICATION OF EXECUTIVE OFFICER*

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended July 26, 2003 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/Gerald L. Kiser
Gerald L. Kiser
President and Chief Executive Officer
August 12, 2003

A signed original of this written statement required by Section 906, or other document authorizing, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to La-Z-Boy Incorporated and will be retained by La-Z-Boy Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.

CERTIFICATION OF EXECUTIVE OFFICER*

Pursuant to 18 U.S.C. section 1350, the undersigned officer of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form 10-Q for the period ended July 26, 2003 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
August 12, 2003

A signed original of this written statement required by Section 906, or other document authorizing, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to La-Z-Boy Incorporated and will be retained by La-Z-Boy Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.