Form 10-Q
period 2003-10-25
LA-Z-BOY INC
filed 2003-11-10
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED  October 25, 2003  COMMISSION FILE NUMBER 1-9656

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes   X                                                       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                      Yes   X                                                       No

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the last practicable date:

                       Class                                                                         Outstanding at October 25, 2003
Common Shares, $1.00 par value                                                                      53,408,050

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2004

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Income	3-4
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders' Equity	7
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	8
Note 2. Interim Results	8
Note 3. Reclassification	8
Note 4. Earnings per Share	8
Note 5. Inventories	9
Note 6. Restructuring	9-10
Note 7. Segment Information	10
Note 8. Goodwill and Other Intangible Assets	11
Note 9. Stock Option Plans	12
Note 10. Financial Guarantees and Product Warranties	12-13
Note 11. Share Repurchases	13

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking
Statements	14
Results of Operations	14-18
Liquidity and Capital Resources	18-19
Critical Accounting Policies	19-20
Outlook	20-21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II Other Information

Item 4. Results of Votes of Security Holders	23

Item 6. Exhibits and Reports on Form 8-K	23

Signature Page	24

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Second Quarter Ended
			% Over	Percent of Sales
	10/25/03	10/26/02	(Under)	10/25/03	10/26/02
Sales	$511,018	$563,587	-9.3%	100.0%	100.0%
Cost of sales	396,233	429,161	-7.7%	77.5%	76.1%

Gross profit	114,785	134,426	-14.6%	22.5%	23.9%
Selling, general and administrative	87,727	87,190	0.6%	17.2%	15.5%

Operating profit	27,058	47,236	-42.7%	5.3%	8.4%

Interest expense	3,026	2,153	40.5%	0.6%	0.4%
Other income, net	448	1,394	-67.9%	0.1%	0.2%

Pre-tax income	24,480	46,477	-47.3%	4.8%	8.2%
Income tax expense	9,303	17,777	-47.7%	38.0%*	38.2%*

Net income (loss)	$15,177	$28,700	-47.1%	3.0%	5.1%

Basic average shares	54,159	57,388

Basic net income per share	$0.28	$0.50

Diluted average shares	54,339	57,760

Diluted net income per share	$0.28	$0.50

Dividends paid per share	$0.10	$0.10

*As a percent of pre-tax income, not sales.

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Six Months Ended
				% Over	Percent of Sales
	10/25/03	10/26/02		(Under)	10/25/03	10/26/02
Sales	$962,490		$1,060,962	-9.3%	100.0%	100.0%
Cost of sales	754,987		811,713	-7.0%	78.4%	76.5%

Gross profit	207,503		249,249	-16.7%	21.6%	23.5%
Selling, general and administrative	169,146		169,126	0.0%	17.6%	15.9%

Operating profit	38,357		80,123	-52.1%	4.0%	7.6%

Interest expense	6,239		4,180	49.3%	0.6%	0.4%
Other income, net	1,720		1,510	13.9%	0.1%	0.1%

Pre-tax income	33,838		77,453	-56.3%	3.5%	7.3%
Income tax expense	12,858		29,625	-56.6%	38.0%*	38.2%*

Income before cumulative effect of
accounting change	20,980		47,828	-56.1%	2.2%	4.5%
Cumulative effect of accounting
change (net of tax of $17,920)	--		(59,782)	-100.0%	--	-5.6%

Net income (loss)	$20,980		$(11,954)	275.5%	2.2%	-1.1%

Basic average shares	54,444		58,257

Basic net income per share before
cumulative effect of accounting change	$0.39		$0.82
Cumulative effect of accounting change per
share	--		(1.03)

Basic net income (loss) per share	$0.39		$(0.21)

Diluted average shares	54,627		58,726

Diluted net income per share before
cumulative effect of accounting change	$0.38		$0.81
Cumulative effect of accounting change per
share	--		(1.01)

Diluted net income (loss) per share	$0.38	$	(0.20)

Dividends paid per share	$0.20		$0.20

*As a percent of pre-tax income, not sales.

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	10/25/03	10/26/02	Dollars	Percent	4/26/03
Current assets
Cash and equivalents	$24,587	$23,723	$864	3.6%	$28,817
Receivables, net	320,527	358,939	(38,412)	-10.7%	340,467
Inventories, net	237,655	246,352	(8,697)	-3.5%	252,537
Deferred income taxes	37,057	32,159	4,898	15.2%	37,734
Other current assets	19,411	17,953	1,458	8.1%	19,939

Total current assets	639,237	679,126	(39,889)	-5.9%	679,494
Property, plant and equipment, net	202,148	212,305	(10,157)	-4.8%	209,411
Goodwill	78,807	78,807	--	0.0%	78,807
Trade names	71,144	71,144	--	0.0%	71,144
Other long-term assets	86,929	68,490	18,439	26.9%	84,210

Total assets	$1,078,265	$1,109,872	$(31,607)	-2.8%	$1,123,066

Current liabilities
Lines of credit	$6,000	$22,100	$(16,100)	-72.9%	$--
Current portion of long-term
debt and capital leases	4,902	2,277	2,625	115.3%	1,619
Accounts payable	81,259	85,904	(4,645)	-5.4%	78,931
Accrued expenses and other
current liabilities	126,244	137,941	(11,697)	-8.5%	134,037

Total current liabilities	218,405	248,222	(29,817)	-12.0%	214,587
Long-term debt	195,218	187,784	7,434	4.0%	221,099
Capital leases	956	1,658	(702)	-42.3%	1,272
Deferred income taxes	37,494	28,513	8,981	31.5%	36,928
Other long-term liabilities	38,446	37,745	701	1.9%	39,241
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	53,408	56,717	(3,309)	-5.8%	55,027
Capital in excess of par value	215,807	215,561	246	0.1%	216,081
Retained earnings	318,306	339,532	(21,226)	-6.3%	342,628
Accumulated other compre-
hensive income (loss)	225	(5,860)	6,085	103.8%	(3,797)

Total shareholders' equity	587,746	605,950	(18,204)	-3.0%	609,939

Total liabilities and
shareholders' equity	$1,078,265	$1,109,872	$(31,607)	-2.8%	$1,123,066

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Second Quarter Ended		Six Months Ended
	10/25/03	10/26/02	10/25/03	10/26/02
Cash flows from operating activities
Net income (loss)	$15,177	$28,700	$20,980	$(11,954)
Adjustments to reconcile net income (loss) to
cash provided by operating activities
Cumulative effect of accounting change - net of
income taxes	--	--	--	59,782
Depreciation and amortization	7,326	8,060	14,637	15,126
Change in receivables	(22,926)	(34,252)	21,029	23,904
Change in inventories	4,363	(11,452)	14,882	(34,926)
Change in payables	33,248	7,555	2,328	16,900
Change in other assets and liabilities	17,020	8,193	(3,327)	(14,323)
Change in deferred taxes	1,035	3,639	1,243	3,191

Total adjustments	40,066	(18,257)	50,792	69,654

Net cash provided by operating activities	55,243	10,443	71,772	57,700

Cash flows from investing activities
Proceeds from disposals of assets	1,598	1,084	1,772	1,147
Capital expenditures	(7,773)	(9,821)	(14,626)	(18,766)
Acquisitions, net of cash acquired	--	(1,923)	--	(3,089)
Change in other long-term assets	(4,304)	(18,407)	(747)	(14,279)

Net cash used for investing activities	(10,479)	(29,067)	(13,601)	(34,987)

Cash flows from financing activities
Proceeds from debt	6,603	67,119	6,922	77,727
Payments on debt	(23,375)	(7,494)	(23,495)	(7,627)
Capital leases	(195)	(143)	(341)	(284)
Stock issued for stock option & 401(k) plans	1,566	7,138	6,012	7,742
Repurchase of common stock	(28,803)	(44,115)	(42,220)	(91,480)
Dividends paid	(5,501)	(5,712)	(10,987)	(11,685)

Net cash provided by (used for) financing
activities	(49,705)	16,793	(64,109)	(25,607)
Effect of exchange rate changes on cash and
equivalents	1,106	4	1,708	(154)

Net decrease in cash and equivalents	(3,835)	(1,827)	(4,230)	(3,048)
Cash and equivalents at beginning of period	28,422	25,550	28,817	26,771

Cash and equivalents at end of period	$24,587	$23,723	$24,587	$23,723

Cash paid during period - income taxes	$9,135	$20,774	$10,493	$33,419

- interest	$2,648	$2,191	$6,440	$3,162

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Accumulated other com- prehensive income (loss)	Total
At April 27, 2002	$59,953	$215,060	$444,173	$(5,664)	$713,522

Repurchases of common stock	(5,491)		(124,796)		(130,287)
Stock issued for stock options and
employee benefit plans	565	162	9,876		10,603
Tax benefit from exercise of
options		859			859
Dividends paid			(22,941)		(22,941)
Comprehensive income
Net income			36,316
Unrealized loss on marketable
securities, net of taxes				(793)
Realization of losses on
marketable securities, net
of taxes				194
Translation adjustment				2,354
Change in fair value of cash
flow hedges, net of taxes				112
Total comprehensive income					38,183

At April 26, 2003	55,027	216,081	342,628	(3,797)	609,939

Repurchases of common stock	(1,954)		(40,266)		(42,220)
Stock issued for stock options
and employee benefit plans	335	(274)	5,951		6,012
Dividends paid			(10,987)		(10,987)
Comprehensive income
Net income			20,980
Unrealized gain on
marketable securities,
net of taxes				570
Realization of gains on
marketable securities,
net of taxes				(17)
Translation adjustment				2,440
Change in fair value of cash
flow hedges, net of taxes				1,029
Total comprehensive income					25,002

At October 25, 2003	$53,408	$215,807	$318,306	$225	$587,746

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

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/03	10/26/02	10/25/03	10/26/02
Weighted average common shares
outstanding (basic)	54,159	57,388	54,444	58,257
Effect of options	180	372	183	469

Weighted average common shares
outstanding (diluted)	54,339	57,760	54,627	58,726

The weighted average common shares outstanding for the diluted earnings per share calculation at October 25, 2003 excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the average price of our stock of $21.68 and $21.63 for the quarter and the six months ended October 25, 2003, respectively and $23.57 and $25.07 for the quarter and the six months ended October 26, 2002, respectively. These options are excluded due to their antidilutive effect at October 25, 2003 and October 26, 2002.

Note 5: Inventories

      A summary of inventory follows:

(Unaudited, amounts in thousands)	10/25/03	10/26/02	4/26/03
Raw materials	$73,354	$78,542	$78,713
Work in progress	49,307	50,649	50,041
Finished goods	128,410	129,112	137,037

FIFO inventories	251,071	258,303	265,791
Excess of FIFO over LIFO	(13,416)	(11,951)	(13,254)

Inventories, net	$237,655	$246,352	$252,537

Note 6: Restructuring

During the first quarter of fiscal 2004, we announced the closing of three of our Casegoods Group manufacturing facilities. This action was the result of under-utilization of certain manufacturing facilities as we transition to more foreign-sourced products in order to be competitive with imported furniture. The closure of these facilities will result in the elimination of 480 employees. Approximately 75 jobs will be created at other facilities resulting from the closures. This restructuring will result in pre-tax charges to cost of sales in our Casegoods Group of approximately $10 million or $0.11 per diluted share on an after-tax basis for the full year.

During the second quarter and first half of fiscal 2004, pre-tax restructuring charges were $2.0 million and $8.2 million, respectively, covering the write-down of certain fixed assets, inventories, lease costs and severance related costs. We expect to dispose of two manufacturing plants by sale and the related write-down has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our third plant is leased and the lease expires in our fourth quarter of 2004. Two of the three plants have substantially ceased operations during the current quarter leaving 146 employees remaining at these facilities. Most of the remaining balance of $1.8 million of the charges represents severance and other costs and is expected to be incurred during the remainder of the fiscal 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

In fiscal year 2002 we recorded restructuring charges of $22.2 million, of which $13.2 million was charged in the second quarter and $9.0 million in the fourth quarter of that fiscal year. Of the $22.2 million, $3.7 million was attributable to the Upholstery Group and the remainder to the Casegoods Group. These charges were recorded in cost of sales. Substantially all of the 1,132 employees expected to be terminated as a result of these restructuring plans are no longer employed by the company. Restructuring liabilities along with charges to expense, cash payments or asset write-offs were as follows:

	Fiscal 2004
(Unaudited, amounts in thousands)	4/26/03 Balance	Charges to Expense	Cash Payments or Asset Write-offs	10/25/03 Balance
Fixed asset write-downs	$--	$4,256	$(4,256)	$--
Severance and benefit
related costs	313	858	(1,171)	--
Inventory write-downs	--	2,017	(2,017)	--
Other	543	1,118	(1,016)	645

Total restructuring	$856	$8,249	$(8,460)	$645

	Fiscal 2003
(Unaudited, amounts in thousands)	4/27/02 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/26/03 Balance
Severance and benefit
related costs	$1,500	$1,070	$(2,257)	$313
Other	3,100	--	(2,557)	543

Total restructuring	$4,600	$1,070	$(4,814)	$856

Note 7: Segment Information

Our reportable operating segments are the Upholstery Group and the Casegoods Group.

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/03	10/26/02	10/25/03	10/26/02
Sales
Upholstery segment	$392,610	$422,333	$728,489	$789,222
Casegoods segment	119,621	142,778	236,130	274,052
Eliminations	(1,213)	(1,524)	(2,129)	(2,312)

Consolidated	$511,018	$563,587	$962,490	$1,060,962

Operating income
Upholstery segment	$32,446	$42,690	$55,377	$73,749
Casegoods segment	(46)	11,322	(5,172)	18,915
Corporate and other	(5,342)	(6,776)	(11,848)	(12,541)

Consolidated	$27,058	$47,236	$38,357	$80,123

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

In accordance with SFAS No. 142, trade names were tested for impairment by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Additionally, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit was established based upon a combination of the discounted cash flows and the projected profitability of the market in which the entity operates. In the fourth quarter of fiscal 2003, we reevaluated the trade names and goodwill for impairment by comparing the fair values to the carrying values and determined that there was no additional impairment. We will review goodwill and trade names for impairment in the fourth quarter.

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

The following table summarizes changes to goodwill and trade names in the second quarter of fiscal 2004 and fiscal 2003:

	Upholstery Group		Casegoods Group
(Unaudited, amounts in thousands)	10/25/03	10/26/02	10/25/03	10/26/02
Goodwill
Balance at beginning of year	$53,177	$70,265	$25,630	$37,979
Effect of adopting SFAS No. 142	--	(17,062)	--	(12,349)
Dispositions	--	(26)	--	--

Balance at end of quarter	$53,177	$53,177	$25,630	$25,630

Trade names
Balance at beginning of year	$16,945	$14,255	$54,199	$102,490
Effect of adopting SFAS No. 142	--	--	--	(48,291)
Acquisitions	--	2,690	--	--

Balance at end of quarter	$16,945	$16,945	$54,199	$54,199

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

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma net income and net income per share would have been as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/25/03	10/26/02	10/25/03	10/26/02
Net income (loss)	$15,177	$28,700	$20,980	$(11,954)
Fair value of stock plans	701	597	1,267	1,072

Proforma net income (loss)	$14,476	$28,103	$19,713	$(13,026)

Proforma basic net income (loss) per share	$0.27	$0.49	$0.36	$(0.22)

Proforma diluted net income (loss) per share	$0.27	$0.49	$0.36	$(0.22)

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

In the third quarter of fiscal 2003 we adopted FASB Interpretation Number (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” that required initial recognition and measurement of guarantees entered into after December 31, 2002. The fair values of the loan and lease agreements we have entered into since December 31, 2002, are not material to our financial position.

We would be required to perform under the agreements only if the dealer were to default on the loan or lease. The maximum amount of potential future payments under loan guarantees and lease guarantees were $8.4 million and $5.6 million, respectively, as of October 25, 2003. Should a dealer default on a collateralized loan, we expect to be able to liquidate the collateral, the proceeds of which we anticipate would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.

We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental. We believe that judgments, if any, against us related to such agreements will not have a material effect on our business or financial condition.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues. A reconciliation of the changes in our product warranty liability is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/03	10/26/02	10/25/03	10/26/02
Balance as of beginning of the period	$19,028	$23,109	$19,066	$23,038
Accruals during the period	4,488	3,392	8,542	6,499
Settlements during the period	(4,144)	(3,730)	(8,236)	(6,766)

Balance as of the end of the period	$19,372	$22,771	$19,372	$22,771

Note 11: Share Repurchases

The company is authorized to repurchase common stock under the repurchase program approved by our Board of Directors. At October 25, 2003 approximately 2.2 million additional shares can be repurchased pursuant to the repurchase program. Our repurchases were as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/03	10/26/02	10/25/03	10/26/02
Shares repurchased	1,325	1,960	1,954	3,642
Cash used for repurchases	$28,803	$44,115	$42,220	$91,480

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, potential impact of anti-dumping actions and resulting import disruptions from Chinese imports, the availability and cost of capital, the impact of imports as it relates to continued domestic production, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the domestic or international regulatory environment, the impact of new manufacturing technologies, fair value changes to our intangible assets, factors relating to acquisitions and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Results of Operations

Second Quarter Ended October 25, 2003 Compared to Second Quarter Ended October 26, 2002.

See page 3 for the consolidated statement of income with analysis of percentages and calculations.

Second quarter sales were $511.0 million down from $563.6 million in the prior year second quarter, a decrease of 9.3% from the prior year second quarter. The current quarter is being compared to an extremely strong prior year quarter. Our strong second quarter shipments in the prior year can be attributed to the reduction of our high levels of backlog as we entered into the fiscal 2003 second quarter. The retail industry showed some signs of recovery (e.g. Labor Day) but on the whole, demand at retail was sporadically up and down for the quarter. During the current second quarter, heavier promotional pricing was utilized to generate sales. The increase in the price and promotional discounts in the current year—which are contra sales accounts—also contributed to the lower sales.

The Upholstery segment had a 7.0% decrease in sales from the prior year second quarter which was attributable to the following: i) in the prior year second quarter retail conditions were more favorable which contributed to strong sales in the prior year; ii) heavy promotional pricing activities in the current year had a significant effect on our total net sales dollars; and iii) a strong backlog in the prior year. During the fiscal 2003 second quarter, our backlog decreased by 19.9%, while our backlog increased by 0.3% during the second quarter of fiscal 2004. However, orders in comparison to the prior year second quarter decreased by only 0.8%. Our strong second quarter sales in the prior year can be principally attributed to the significant reduction in our high levels of backlog.

The Casegoods segment sales declined 16.2% from the prior year second quarter. The overall decrease in our Casegoods segment sales is due to multiple variables including the following:

(i)	Within the import furniture industry similar designed products are being priced at lower price points, which have negatively impacted some of our Casegoods divisions’ sales volume.
(ii)	National retailers are increasing their direct importing from overseas, which is reducing the market share of many domestic companies in the Casegoods industry.
(iii)	The hospitality sector of the furniture industry remains mired in a severe economic slump.

The Casegoods segment is still in the process of transitioning into our blended strategy of outsourcing certain products and a shift of some of this production to other La-Z-Boy Casegoods facilities.

Gross profit as a percent of sales decreased to 22.5% from 23.9% in the fiscal 2003 second quarter. The decrease in the gross margin was attributable to several factors: (i) a larger percentage of cost of sales being fixed versus variable at lower sales volumes; (ii) price increases in overseas shipping container costs which we were unable to pass onto our dealers; (iii) price discounts and promotions being more aggressive in the current year; (iv) restructuring costs related to the announced restructuring in the first quarter of the current year; and (v) overcapacity resulting from anticipation of a seasonal increase which did not fully materialize. We announced in the first quarter that three of our Casegoods plants will close. During the second quarter we have substantially ceased operations in two of the three plants. The restructuring costs for the second quarter accounted for 0.4% of the decrease in gross margin. These closings will help offset the negative trends relating to the under-absorption of factory costs by increasing efficiencies and better absorbing fixed costs.

Selling, general & administrative (S, G & A) expenses as a percent of sales increased to 17.2% in the second quarter of fiscal 2004 compared to 15.5% in the prior year second quarter. The dollar amount of S, G & A increased 0.6% or $0.5 million. Contributing to the increase in S, G & A as a percent of sales is the opening of several company-owned retail stores during the past twelve months. Since these new retail stores are in the beginning stage of operations, these stores have a higher S, G & A expense as a percent of sales. Additionally, the decreased sales volume was a major factor in the S, G & A increase as a percent of sales due to a higher proportional share of the fixed cost component of S, G & A.

Operating profit as a percent of sales decreased to 5.3% from 8.4% in the previous year’s second quarter. The major factor for the decrease in operating margin was the 9.3% decrease in sales, which led to a decline in productivity and under-absorption of our factory costs. The restructuring accounted for 0.4% of the 3.1% decline in the operating margin. Operating profit also declined due to heavier promotional discounting and overcapacity as discussed above.

In the Upholstery segment, operating margins decreased to 8.3% in the second quarter of fiscal 2004 from 10.1% in the prior year second quarter. Contributing to the decrease in operating margin is the 7.0% decrease in sales, which resulted in a lower capacity utilization compared to the prior year second quarter. The operating margin was also negatively impacted by promotions and discounts, which were utilized more in the current year second quarter than the prior year.

The Casegoods operating margin decreased to 0.0% from 7.9%. The restructuring expenses accounted for 1.7% of the decline in operating margin. The operating margin has been negatively impacted by the significant decrease in volume which has resulted in low capacity utilization. In order to maintain our inventories at a lower level we increased the downtime at our manufacturing facilities in the current quarter in comparison to the prior year. The percent of capacity utilization at our Casegoods plants decreased by 23% in comparison to the prior year second quarter. The significant decrease in capacity utilization contributed to the degradation of our operating margin. Beginning with our April 2004 fourth quarter, we should begin to realize the savings that are a direct result of our Casegoods restructuring. We believe that the annual savings related to the closing of these plants will be approximately $5.0 million and will help to diminish the deterioration in our Casegoods margins.

Interest expense increased 40.5% from the prior year’s second quarter due to the $11.3 million increase in weighted average debt between the two periods. The increase in the weighted average debt is due to the additional debt borrowed during fiscal 2003 which was partly used to finance the repurchase of $130.3 million of our stock that year. In addition, the average interest rate has increased 1.0 percent for the second quarter of fiscal 2004 as compared to the average rate for the fiscal 2003 second quarter. The increase in our effective interest rate is a result of transferring some of our debt from a variable to a fixed interest rate. The current level of debt is consistent with management’s objective to maintain our debt-to-capitalization ratio (total debt divided by shareholders’ equity plus total debt) in the mid-twenty-percentage range.

Our income tax rate is 38.0% for the current year and 38.2% for the prior year. Cash paid on income taxes decreased in the current year due to a decrease in income and timing of payments as compared to the prior fiscal year.

Six Months Ended October 25, 2003 Compared to Six Months Ended October 26, 2002.

See page 4 for the consolidated statement of income with analysis of percentages and calculations.

Six months sales decreased 9.3% to $962.5 million, down from $1,061.0 million in the prior year comparable period. The major factor contributing to the decreased sales was a strong six months in the prior year. Our strong second quarter sales in the prior year can be partly attributed to the reduction in our high levels of backlog as we entered into the fiscal 2003 second quarter. The increase in the price and promotional discounts in the current year—which are contra sales accounts—also contributed to the lower sales.

The Upholstery segment had a 7.7% decrease in sales from the prior year comparable period. During the first six months of fiscal 2003, our backlog decreased by 22.1%, while our backlog increased by 1.8% during the first six months of fiscal 2004. However, in comparison to the prior year six months our orders decreased by only 2.9%. In the prior year the Upholstery segment first six months of sales benefited from their high backlog at April 2002.

The Casegoods segment had a 13.8% decline in sales from the prior year comparable period. Our Casegoods segment sales are being affected by the following: weak sales activity in the hospitality sector, import pressures, and national retailers buying direct from overseas. Although most of our Casegoods business has experienced negative pressures from imports, we have strategically aligned our Casegoods division to take advantage of imports. As a result of our further implementation of our Casegoods segment strategic alignment, our imported product for the first six months of fiscal 2004 has increased by 7.3% over last year as a percent of the Casegoods segment sales, as compared to the first six months of fiscal 2003.

Gross profit as a percent of sales decreased to 21.6% from 23.5% in the first six months of the prior year. The decrease in the gross margin was attributable to several factors: (i) restructuring costs due to the announced plant closing in the first quarter of the current year—the restructuring costs for the six months accounted for 0.9% of the decrease in gross margin; (ii) a larger percentage of cost of sales being fixed versus variable at lower sales volumes; (iii) price increases in overseas shipping container costs which we were unable to pass onto our dealers; and (iv) price discounts and promotions were more aggressive in the current year.

Selling, general & administrative (S, G & A) expenses as a percent of sales increased to 17.6% compared to 15.9% in the first six months of the prior fiscal year. The increase was primarily attributable to the decrease in sales volume at both the Upholstery and Casegoods segments. S, G & A also increased as a percent of sales due to several contributing factors. Contributing to the higher percentage was a decrease in sales compared to a relatively unchanged fixed cost component of S, G & A. Another contributing factor is the opening of several company-owned retail stores during the past twelve months. Since these new retail stores are in the beginning stage of operations, these stores have a higher S, G & A expense as a percent of sales, which has an effect on our normal consolidated rate. Additionally, in the first quarter there was a national sales training and support event for our La-Z-Boy proprietary dealers that occurs bi-annually. Warranty expenses have also increased in the current year.

Operating profit as a percent of sales decreased to 4.0% from 7.6% in the previous year’s first six months. The restructuring, which was announced in the first quarter, accounted for 0.9% of the decrease in operating margin. The major factor for the decrease in operating margin was the 9.3% decrease in sales, which led to a decline in productivity and under-absorption of our factory costs. The additional down days taken during the first six months to keep our domestic inventories in line with our demand also contributed to the decrease in operating profit.

In the Upholstery segment, operating margins decreased to 7.6% in the first six months of fiscal 2004 from 9.3% in the prior year first six months. The operating margin in our 2003 first six months benefited from the strong shipment and backlog levels mentioned earlier, which were not evident in the current year’s first half.

The Casegoods operating margin decreased to -2.2% from 6.9%. Contributing to the decrease in the current year was the restructuring, which accounted for 3.5% of the decrease. In order to lower our inventories, we incurred additional downtime at our manufacturing facilities during the first six months, which resulted in additional degradation of our operating margins. Operating margin has been negatively impacted by the significant decrease in volume which has resulted in low capacity utilization. Beginning with our April 2004 fourth quarter, we should begin to realize the savings that are a direct result of our Casegoods restructuring. We believe that the annual savings related to the closing of these plants will be approximately $5.0 million and will help to diminish the deterioration in our Casegoods margins.

The 49.3% increase in interest expense compared to the prior year six months was mainly attributable to the $45.9 million increase in average debt over the first six months of fiscal 2004 as it compares to the first six months of fiscal 2003. In addition, the average interest rate has increased 0.5 percent during the first six months of fiscal 2004 as it compares to the same period in fiscal 2003.

Our income tax rate for the current six months was 38.0% compared to 38.2% in last year’s first six months. Cash paid on income taxes decreased in the current year due to timing of payments and a decrease in projected net income as compared to the prior fiscal year.

Liquidity and Capital Resources

See pages 3 through 7 for our Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, and Consolidated Statement of Changes in Shareholders’ Equity.

Cash flows from operations amounted to $71.8 million in the first six months of fiscal year 2004 compared to $57.7 million in the prior year. The increase in cash flows from operations is due mainly to the decrease in inventory and receivables in the first six months of the year. In the aggregate, capital expenditures, dividends and stock repurchases totaled $67.8 million during the first six months of fiscal 2004, down from $121.9 million in fiscal 2003 mainly due to the reduced stock repurchases during the current year. Cash and equivalents decreased by $4.2 million during the six month period compared to a decrease of $3.0 million in the prior year comparable period.

Capital expenditures were $14.6 million during the first six months ended October 25, 2003 compared to last year’s $18.8 million.

During the first six months of the current fiscal year, we used $42.2 million to repurchase common stock under the repurchase program approved by our Board of Directors, compared to $91.5 million used in the first six months of the prior year. This is consistent with our capital structure philosophy of maintaining our debt-to-capital percentage in the mid-twenty-percent range. As of October 25, 2003, approximately 2.2 million additional shares could be repurchased pursuant to the repurchase program.

Our financial strength is reflected by our total debt-to-capital percentage which was 26.1% at October 25, 2003, 26.9% at April 26, 2003, and 26.1% at October 26, 2002. The increase in debt related to our stock repurchase program has allowed us to meet our target debt-to-capitalization range. During the first six months of fiscal 2004, we did, however, pay down debt by $16.9 million. Cash paid for interest increased in the current quarter in comparison to the prior year due to the higher interest expense and the first semi-annual interest payment on our $86 million private placement debt.

As of October 25, 2003, we had credit availability of approximately $335.9 million under several credit agreements.

The following table summarizes our contractual obligations of the types specified in the table as of October 25, 2003:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-term debt obligations	$199,507	$4,289	$50,682	$39,636	$104,900
Capital lease obligations	1,693	897	607	93	96
Operating lease obligations	113,220	17,885	28,601	20,466	46,268
Other long-term liabilities not reflected on
our balance sheet	4,250	1,500	2,750	--	--

Total contractual obligations	$318,670	$24,571	$82,640	$60,195	$151,264

In addition to the above obligations, we have guaranteed various mortgages and leases of dealers with proprietary stores. The total amount of these guarantees is $14.0 million. Of this, $2.9 million will expire within one year, $10.0 million in one to three years, and $1.1 million in four to five years.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 26, 2003. As described below, there are new accounting pronouncements which did not have a material effect on our second quarter. Therefore, our critical accounting policies, as described in our Form 10-K for the year ended April 26, 2003, are not affected by the new pronouncements.

In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” A variable interest entity (“VIE”) is generally defined as an entity which has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. FIN 46 requires a company to consolidate a VIE if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. The provisions of this statement apply at inception for any entity created after January 31, 2003. We will apply FIN 46 to new entities as applicable. We have not created any variable interest entities in the period from January 31, 2003 through October 25, 2003. In addition, the consolidation requirements of this Interpretation for variable interest entities created before January 31, 2003 were initially to be effective for interim periods beginning after June 15, 2003. However, in October 2003, the FASB extended the implementation date to the first reporting period ending after December 15, 2003. We are presently evaluating the effect of this statement and at this time, we are unable to determine the impact, if any, that may result from the implementation of FIN No. 46 on our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The adoption of this statement did not have a material impact on our consolidated financial statements.

Outlook

The current outlook for our industry has improved in a relatively short time span. Although U.S. consumer confidence has remained somewhat weak and unemployment rates stubbornly high, the American economy recently recorded three straight months of job additions, and overall retail sales have generally been better than had been expected across a broad spectrum of store categories. Consumer confidence is now showing some signs of recovery, and recent U.S. tax legislation apparently helped stimulate the economy in the late summer and fall months, as third quarter GDP increased at its fastest quarterly pace in nearly 20 years.  Although the typical annual fall pickup in furniture demand that we anticipated has failed to materialize to date, we have been encouraged by recent trends in some of our companies' order rates.

The American Furniture Manufacturers Committee For Legal Trade filed with the International Trade Administration, United States Department of Commerce and the United States International Trade Commission, an antidumping petition in our second quarter targeting wood bedroom furniture from China, which may affect five of our casegoods companies. The petition calls for duties on wood bedroom furniture from China. At the present time, casegoods comprises approximately 25% on our consolidated net sales and wood bedroom furniture imported from China is only about 10% of our casegoods sales. The Company is still assessing what the potential impact is on its business as it relates to relations with its customers and vendors as well as any capacity issues.

In our opinion, the longer-term outlook for our industry has brightened recently, along with the general economic backdrop. Housing activity has remained strong as interest rates have stayed near 40-year lows, and recent Federal Reserve Board comments suggest a continuation of this low interest rate environment for a considerable period ahead. The apparent disconnect between this strong housing turnover, and residential furniture demand, which has been lackluster or worse, has been disappointing and puzzling to veteran industry observers. However, we remain convinced that there is a very substantial amount of pent up furniture demand which has thus far been restrained by such factors as high unemployment, ongoing job losses, subdued consumer confidence levels and home buyers stretching to the maximum financially in order to buy as much house as possible in the current low rate climate. When this demand begins to materialize, as we think it inevitably will, we believe we are well positioned with a powerful consumer brand name and a growing proprietary distribution system to take full advantage of the expected recovery.

In the Casegoods segment, we continue to grow the percentage of our imported finished goods and furniture components which are at lower costs and are offering highly attractive products with a strong price/quality value proposition to our dealers. With our new Casegoods management and global sourcing organization in place, we intend to increasingly capitalize on our core product design, merchandising and marketing competencies to reverse our loss of market share.

We expect interest expense to be comparative for the next quarter with the prior year quarter.

We are anticipating our fiscal 2004 full year income tax rate to be approximately 38.0%, which is the same rate as fiscal 2003.

We are currently expecting sales for the third quarter to be down in the mid-single-digits range when compared to last year’s third quarter, and we anticipate reported earnings for the quarter to be in the range of $0.26 — $0.30 per diluted share versus the $0.41 we earned per diluted share in the same quarter of fiscal 2003.

We expect total capital expenditures to be between $26.0 million and $30.0 million for fiscal 2004. This compares to $32.8 million of capital expenditures in fiscal 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $50 million borrowed as well as our various floating rate industrial revenue bonds issues under which we had $28 million borrowed at October 25, 2003.  We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to negate the impact of changes in interest rates on our floating rate debt.  We believe that potential credit loss from counter-party non-performance is minimal.  The purpose of these swaps is to fix interest rates on a notional amount of $70 million of floating rate debt for a three year period at 6.095% plus our applicable borrowing spread on the floating rate debt.  Upon maturity of this swap during our third fiscal quarter, the debt under our revolving credit facility will be on a floating rate basis.  Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2004 based upon the quarter end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies.  Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time.  At October 25, 2003, we had foreign exchange forward contracts outstanding relating to the Canadian Dollar and the Euro.  Substantially all of our other imported purchased parts and finished goods are denominated in U.S. dollars.  We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2004.

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

PART II — OTHER INFORMATION

ITEM  4. RESULTS OF VOTES OF SECURITY HOLDERS

The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on August 12, 2003. The shareholders elected three directors for three-year terms expiring in 2006.

Election of Directors:	Shares Voted In Favor	Percent Shares In Favor	Shares Withheld

John H. Foss	48,204,012	99%	645,629
Patrick H. Norton	46,195,894	95%	2,653,747
Helen O. Petrauskas	46,325,001	95%	2,524,640

The shareholders voted to approve the La-Z-Boy Incorporated Restricted Stock Plan for Non-employee Directors, amended and restated through August 12, 2003.

Shares Voted in Favor	Percent Shares In Favor	Shares Voted Against	Percent Shares Against	Shares Abstained	Percent Shares Abstained
39,563,574	81%	7,728,905	16%	1,557,158	3%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

        (3) (ii)     Amended And Restated Bylaws of La-Z-Boy Incorporated

        (10.1)*    Severance Agreement with Gerald L. Kiser

        (10.2)*    Consulting Agreement with Gerald L. Kiser

        (11)         Statement of Computation of Per Share Earnings
                        See note 4 to the financial statements included in this report.

        (31)         Certifications of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act

        (32)         Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

        (99.1)       Press Release dated November 10, 2003

        *  Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

(b)    Reports on Form 8-K

        We filed a Form 8-K on September 9, 2003 announcing the appointment of Darrow as president and CEO and Kiser stepping down.

         We filed a Form 8-K on September 11, 2003 containing a press release elaborating on Chairman’s statement regarding earnings guidance for fiscal 2004.

        We filed a Form 8-K on October 8, 2003 announcing management changes of three key executives.

         We filed a Form 8-K on October 10, 2003 commenting on the business outlook for the second quarter of fiscal 2004.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: November 10, 2003

BY: /S/Louis M. Riccio, Jr. —————————————— Louis M. Riccio, Jr. Corporate Controller On behalf of the registrant and as Chief Accounting Officer

Exhibit (3)(ii)

AMENDED AND RESTATED BYLAWS

OF

LA-Z-BOY INCORPORATED

(as of September 9, 2003)

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

ARTICLE II

Capital Stock and Transfers

Section 1. Share Certificates.

               (A)   Required Signatures. The shares of the corporation shall be represented by certificates signed by the Chairman of the Board or the President or an Executive Vice President and the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer of the corporation, and may be sealed with the seal of the corporation or a facsimile thereof. The signatures of the officers of the corporation upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent, or is registered by a registrar, other than the corporation itself or an employee of the corporation. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if the signer were still such officer, transfer agent or registrar at the date of the certificate’s issue.

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

Section 9. List of Shareholders Entitled to Vote. The officer or agent having charge of the stock transfer books for shares of the corporation shall make and certify a complete list of the shareholders entitled to vote at a shareholders’ meeting or any adjournment thereof. The list shall:

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

Section 11. Inspectors of Election. The Board of Directors may appoint one or more inspectors of election to act at the meeting or any adjournment thereof. If inspectors are not so appointed, the person presiding at a shareholders’ meeting may, and on request of a shareholder entitled to vote thereat shall, appoint one or more inspectors. The inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine challenges and questions arising in connection with the right to vote, count and tabulate votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all shareholders. On request of the person presiding at the meeting or a shareholder entitled to vote thereat, the inspectors shall make and execute a written report to the person presiding at the meeting of any of the facts found by them and matters determined by them. The report is prima facie evidence of the facts stated and of the vote as certified by the inspectors.

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

Section 3. Regular Meetings of Board. Regular meetings of the Directors shall be held immediately after the adjournment of each annual shareholders’ meeting and may be held at such time and at such place as shall from time to time be determined by the Board.

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

Section 7. Annual Meeting; Election of Officers. The Directors shall elect officers of the corporation, and fix their salaries; such elections to be held at the Directors’ meeting following each annual shareholders’ meeting. No notice of such meeting shall be necessary to any newly elected Director in order to legally constitute the meeting, provided a quorum shall be present. The Board of Directors also may elect other officers, and fix the salaries of such officers, at other times and from time to time as the Board may deem necessary or appropriate for transaction of the business of the corporation. Any officer may be removed at any time by a two-thirds vote of the full Board of Directors.

Section 8. Vacancies. All vacancies occurring in the Board of Directors, whether caused by resignation, death or otherwise, may be filled by the affirmative vote of two-thirds of the remaining Directors though less than a quorum of the Board of Directors. A Director elected to fill a vacancy shall be elected for the unexpired portion of the term of his predecessor in office.

Section 9. Directors’ Report. At each annual shareholders’ meeting the Directors shall submit a statement of the business done during the preceding year, together with a report of the general financial condition of the corporation, and of the condition of its tangible property.

Section 10. Committees of Directors. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the Directors of the corporation. Any such committee, to the extent provided in the resolution of the Board of Directors, or in these bylaws, shall have and may exercise all of the power and authority of the Board of Directors in the management of the business and affairs of the corporation, but no such committee shall have the power or authority in reference to amending the Articles of Incorporation, adopting an agreement of merger or consolidation, recommending to shareholders the sale, lease, or exchange of all or substantially all of the corporation’s property and assets, recommending to the shareholders the dissolution of the corporation or revocation of a dissolution, amending the bylaws of the corporation, or filling vacancies in the Board, and unless a resolution of the Board of Directors, the Articles of Incorporation or the bylaws expressly so provides, no such committee shall have the power or authority to declare a distribution, dividend, or to authorize the issuance of stock.

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

Section 14. Nomination of Director Candidates. Nomination of candidates for election as Directors of the Corporation at any meeting of shareholders called for election of Directors (an “Election Meeting”) may be made by the Board of Directors or by any shareholder entitled to vote at such Election Meeting but only in accordance with the procedure outlined herein.

(a)

Procedure for Nominations by the Board of Directors. Nominations made by the Board of Directors shall be made at a meeting of the Board of Directors, or by written consent of Directors in lieu of a meeting, not less than 30 days prior to the date of the Election Meeting, and such nominations shall be reflected in the minute books of the corporation as of the date made. At the request of the Secretary of the corporation each proposed nominee shall provide the corporation with such information concerning himself or herself as is required, under the rules of the Securities and Exchange Commission, to be included in the corporation’s proxy statement soliciting proxies for his or her election as a director.

Any shareholder who wishes to recommend a director candidate for consideration for nomination by the Board of Directors must send the recommendation to the Secretary of the Corporation, who shall forward it to the Committee on the Board. The recommendation must include a description of the candidate’s qualifications for board service, the candidate’s consent to be considered for nomination and to serve if nominated and elected, and addresses and telephone numbers for contacting the recommending shareholder and the candidate for more information. The deadline for the corporation’s receipt of such a recommendation shall be as follows: (1) if the proposal is submitted for a regularly scheduled annual meeting of shareholders, the deadline shall be 120 calendar days before the date of the corporation’s proxy statement in connection with the previous year’s annual meeting, except that if the corporation did not hold an annual meeting in the previous year, or if the date of annual meeting for which the recommendation is submitted has been changed by more than 30 days from the date of the previous year’s annual meeting, the deadline shall be a reasonable time (as determined by the Secretary of the corporation) before the corporation begins to print and mail its proxy materials; and (2) if the proposal is submitted for a meeting other than a regularly scheduled annual meeting, the deadline shall be a reasonable time (as determined by the Secretary of the corporation) before the corporation begins to print and mail its proxy materials.

(b)

Procedure for Nominations by Shareholders. Not less than 90 days prior to the first anniversary of the preceding year’s annual meeting any shareholder who intends to make a nomination at the Election Meeting shall deliver a notice to the Secretary of the Corporation setting forth (i) the name, age, business address and residence of each nominee proposed in each such notice, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of capital stock of the Corporation which are beneficially owned by each such nominee and (iv) such other information concerning each such nominee as would be required, under the rules of the Securities and Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee.

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

Section 2. Chairman of the Board. The Chairman of the Board shall be selected by, and from among the membership of, the Board of Directors. Except as otherwise indicated in these bylaws, the Chairman of the Board shall establish the agendas for, and preside at all meetings of, the shareholders and of the Board of Directors. He shall serve as principal advisor with respect to all sales and marketing activities of the corporation and its subsidiaries, shall assist the President in the overall management of the corporation, shall chair the corporation’s strategic steering council if such is established by the Board of Directors, shall sign stock certificates as provided in Section 1 of Article II of these bylaws, and shall perform such other duties and functions as shall be assigned him from time to time by the Board of Directors. Except where by law the signature of the President of the corporation is required, the Chairman of the Board shall possess the same power and authority as the President to sign all certificates, contracts, instruments, papers, and documents of every conceivable kind and character whatsoever, in the name of and on behalf of the corporation, as may be authorized by the Board of Directors. During the absence or disability of the President, the Chairman of the Board shall exercise all of the powers and discharge all of the duties of the President. In case of the absence or the disability of the Chairman of the Board, his duties shall be performed by the President, and in case of the President’s absence, by the Vice Chairman of the Board or, with respect to a shareholder meeting, by such Vice President or Executive Vice President as the Board of Directors may designate.

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

Section 4. President and Chief Executive Officer. The President shall be selected by and from among the membership of the Board of Directors. The President shall be (and may identify himself and execute instruments and other documents using the title of) the Chief Executive Officer of the corporation and shall, in general, supervise and manage the business affairs of the corporation, including but not limited to, by discharging all duties normally and customarily incident to the office of the President and Chief Executive Officer of a corporation and such other duties and functions as shall be assigned to him from time to time by the Board of Directors. In performance of his responsibilities, he shall seek the guidance and counsel of the Chairman of the Board on all significant decisions involving overall corporate strategy, and sales and marketing management of the corporation and its subsidiaries. During the absence or disability of the Chairman of the Board, or while such office is vacant, the President shall perform all duties and functions, and while so acting shall have all of the powers and authority, of the Chairman of the Board.

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

Section 6. Secretary and Assistant Secretaries. The Secretary shall issue notices of all Directors’ and shareholders’ meeting, and shall attend and keep the minutes of the same; shall have charge of all corporation books, records and papers; shall be custodian of the corporate seal, all stock certificates and written contracts of the corporation; and shall perform all such other duties as are incident to his office. The Secretary shall also perform such duties as are assigned to him from time to time by the Board of Directors. The Assistant Secretary or Assistant Secretaries, in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary.

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

Section 8. Indemnification of Directors, Officers and Others. Pursuant to the provisions of Article XI of the Articles of Incorporation of the corporation, the corporation shall indemnify any of its Directors and officers and may indemnify any of its employees and agents (in each case including such persons heirs, executors, administrators and legal representatives) in accordance with the following provisions of this bylaw:

A.

Indemnification of Directors and Officers: Claims by Third Parties. The corporation shall, to the fullest extent authorized or permitted by the Michigan Business Corporation Act, as amended (the “Act”) or other applicable law, as the same presently exist or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, indemnify a Director or officer (an “Indemnitee”) who was or is a party or is threatened to be made a party to a threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal, other than an action by or in the right of the corporation, by reason of the fact that he or she is or was a Director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against expenses, including attorneys’ fees, judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred by him or her in connection with the action, suit, or proceeding, if the Indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders, and with respect to a criminal action or proceeding, if the Indemnitee had no reasonable cause to believe his or her conduct was unlawful. The termination of an action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the Indemnitee did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders, and, with respect to a criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

B.

Indemnification of Directors and Officers: Claims Brought by or in the Right of the Corporation. The corporation shall, to the fullest extent authorized or permitted by the Act or other applicable law, as the same presently exist or may hereafter be amended, but, in the case of any such amendment, only to the extent such amendment permits the corporation to provide broader indemnification rights than before such amendment, indemnify an Indemnitee who was or is a party or is threatened to be made a party to a threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he or she is or was a Director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a Director, officer, partner, trustee, employee, or agent of another foreign or domestic corporation, partnership, joint venture, trust, or other enterprise, whether for profit or not, against expenses, including attorneys’ fees, and amounts paid in settlement actually and reasonably incurred by the Indemnitee in connection with the action or suit, if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the corporation or its shareholders. However, indemnification shall not be made under this Section B for a claim, issue, or matter in which the Indemnitee has been found liable to the corporation unless and only to the extent that the Court in which the action or suit was brought has determined upon application that, despite the adjudication of liability but in view of all circumstances of the case, the Indemnitee is fairly and reasonably entitled to indemnification for the expenses which the Court considers proper.

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

F.

Partial Indemnification. If an Indemnitee is entitled to indemnification under Subsections A or B of this Section 8 for a portion of expenses, including reasonable attorneys’ fees, judgments, penalties, fines, and amounts paid in settlement, but not for the total amount, the corporation shall indemnify the Indemnitee for the portion of the expenses, judgments, penalties, fines, or amounts paid in settlement for which the Indemnitee is entitled to be indemnified.

G.

Article Provision Eliminating or Limiting Director Liability. To the extent that the Articles of Incorporation of the Corporation include a provision eliminating or limiting the liability of a Director pursuant to Section 209(1)(c) of the Act, the corporation shall indemnify a Director for the expenses and liabilities described in this Subsection G without a determination that the Director has met the standard of conduct set forth in Subsections A and B of this Section 8, but no indemnification may be made except to the extent authorized in Section 564c of the Act if the Director received a financial benefit to which he or she was not entitled, intentionally inflicted harm on the corporation or its shareholders, violated Section 551 of the Act, or intentionally committed a criminal act. In connection with an action or suit by or in the right of the corporation as described in Subsection B of this Section 8, indemnification under this Subsection G shall be for expenses, including attorneys’ fees, actually and reasonably incurred. In connection with an action, suit, or proceeding other than an action, suit, or proceeding by or in the right of the corporation, as described in Subsection A of this Section 8, indemnification under this Subsection G shall be for expenses, including attorneys’ fees, actually and reasonably incurred, and for judgments, penalties, fines, and amounts paid in settlement actually and reasonably incurred.

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

J.

Definitions. “Other enterprises” shall include employee benefit plans; “fines” shall include any excise taxes assessed on a person with respect to an employee benefit plan; and “serving at the request of the corporation” shall include any service as a Director, officer, employee, or agent of the corporation which imposes duties on, or involves services by, the Director, officer, employee or agent with respect to an employee benefit plan, its participants or its beneficiaries; and a person who acted in good faith and in a manner he or she reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be considered to have acted in a manner “not opposed to the best interests of the corporation or its shareholders” as referred to in Subsections A and B of this Section 8.

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

N.

Application to a Resulting or Surviving Corporation or Constituent Corporation. The definition for “corporation” found in Section 569 of the Act, as the same exists or may hereafter be amended is, and shall be, specifically excluded from application to this Section 8. The indemnification and other obligations set forth in this Section 8 of the corporation shall be binding upon any resulting or surviving corporation after any merger or consolidation with the corporation. Notwithstanding anything to the contrary contained herein or in Section 569 of the Act, no person shall be entitled to the indemnification and other rights set forth in this Section 8 for acting as a Director or officer of another corporation prior to such other corporation entering into a merger or consolidation with the corporation.

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

Section 6. Seal. The seal of the corporation shall have inscribed thereon the name of the corporation and the words “Corporate Seal” and “Michigan.” The seal may be used by causing it or a facsimile to be affixed, impressed or reproduced in any other manner.

Exhibit 10.1

SEVERANCE AGREEMENT

(Presented: September 15, 2003)

        This Severance Agreement (this “Agreement”) is made and entered into by and between La-Z-Boy Incorporated, a Michigan corporation (“the Company”), and Gerald L. Kiser, an individual (“Executive”). The parties agree that if the Executive executes this Agreement and the Consulting Agreement (as defined below) and returns them to the Company no later than October 7, 2003, and the Executive does not revoke this Agreement within the seven-day period following his execution of this Agreement (the “Revocation Period”), then this Agreement and the Consulting Agreement shall be effective on the day following the end of the Revocation Period (the “Effective Date”).

Purpose

        On September 9, 2003, Executive (a) resigned as a director of the Company and from all director, manager, or similar positions he formerly held with the Company’s subsidiaries, divisions, and affiliates, and (b) resigned as an officer of the Company and of its subsidiaries, divisions, and affiliates, but continued to be an employee of the Company. The purpose of this Agreement is to set forth the arrangements with respect to Executive’s retirement from his employment with the Company as of the Effective Date.

Terms and Conditions

        In consideration of the mutual covenants contained in this Agreement, and intending to be legally bound, the Company and Executive agree as follows:

1. Payments to Executive; Consulting Agreement.

1.1 Lump Sum Payment. As part of the consideration for Executive’s release of any and all cause or causes of action he has, had, or may have against the Company, the Company agrees to pay Executive the sum of $100,000 no later than the third business day after the Effective Date.

1.2 Consulting Agreement. As additional consideration for Executive’s release of any and all cause or causes of action he has, had, or may have against the Company, and in further consideration for the promises made by the parties herein and in the Consulting Agreement, the terms of which are incorporated herein by reference, the Company agrees to enter into a Consulting Agreement with Executive in the form attached as Exhibit A (the “Consulting Agreement”) and to make the payments described therein. The Company will execute and deliver a counterpart of the Consulting Agreement to Executive no later than three business days after the Effective Date. Executive understands that the Company’s willingness to enter into the Consulting Agreement is contingent upon Executive’s execution of this Agreement and failure to revoke this Agreement pursuant to the terms of this Agreement and Executive’s fulfillment of his obligations contained in this Agreement.

1.3 Vacation Pay. Within 10 days after the Effective Date, the Company will pay to Executive the sum of $46, 153.85, which is equivalent to twenty (20) days of vacation and represents the total unused, earned, accrued and prorated vacation of Executive as of September 9, 2003, the last day worked. Executive shall not be entitled to any future vacation pay accruals from and after the last day worked.

1.4 No Other Severance Payments. The amounts payable to Executive under this Agreement and the Consulting Agreement are in lieu of any amounts which may be payable to Executive for termination pay, including but not limited to any severance pay payable pursuant to any prior agreement and/or standard severance (i.e., one week per year of service) policy. Executive agrees that all payments made pursuant to this Agreement and the Consulting Agreement constitute a setoff of any claim for unemployment compensation on Executive’s part.

1.5 Withholding. Usual and customary withholding for tax purposes will be withheld from all payments under this Agreement and the Consulting Agreement and from any other payments made to Executive to the extent required by law. All tax liability with respect to any and all payments or services received by Executive under this Agreement or the Consulting Agreement (other than employer withholding and employer payroll taxes) will be Executive’s responsibility.

2. Plans and Benefits.

2.1 Qualified Plans: La-Z-Boy Incorporated Retirement Savings Plan (401(k)) and Employees’ Profit Sharing Plan. From and after the Effective Date, Executive will not be eligible to participate in the La-Z-Boy Incorporated Retirement Savings Plan (401(k)) or the Employees’ Profit Sharing Plan, except to the extent that the terms of said plans so provide with respect to an employee who retires with the Company’s consent.

2.2 Non-Qualified Plan: Executive Deferred Compensation Plan. Executive shall have the rights provided in the La-Z-Boy Incorporated Executive Deferred Compensation Plan to a participant who retires with the Company’s consent.

2.3 Executive Incentive Compensation Plan. Executive shall receive no further awards under the La-Z-Boy Incorporated Executive Incentive Compensation Plan.

2.4 1997 Incentive Stock Option Plan. With respect to all options heretofore granted to Executive pursuant to the La-Z-Boy Incorporated 1997 Incentive Stock Option Plan that remain unexercised, Executive shall have the rights provided in the plan to an option holder who retires with the Company’s consent. No further options shall be granted to Executive under the plan.

2.5 Performance-Based Stock Plan. With respect to each outstanding target award heretofore granted to Executive pursuant to the La-Z-Boy Incorporated Further Amended and Restated 1993 Performance-Based Stock Plan, Executive shall have the rights provided in the plan to a grantee who retires with the Company’s consent. No further target awards shall be granted to Executive under the plan.

2.6 Health Benefits. The Company will provide health benefits for Executive and his eligible dependents during the two-year period beginning on the Effective Date (or, if shorter, the period ending when Executive begins new employment) on the same terms as the Company provides to its executive officers during that period, including any amendment or alteration thereof after the date of this Agreement. After the conclusion of this two-year period, Executive can elect to continue health benefits coverage in accordance with the terms of the Company’s health benefits plan as they then exist.

2.7 Life Insurance. The Company will provide Company paid life insurance coverage for Executive during the two-year period beginning on the Effective Date in the amount of $600,000 (or, if shorter, the period ending when Executive begins new employment).

2.8 Cellular Phone. The Company will continue to pay for Executive’s cellular phone service on the same terms currently in effect for one year from and after the Effective Date.

2.9 Financial Planning Program. The Company will provide Executive with benefits under its financial planning program during the one-year period beginning on the Effective Date on the same terms as the Company provides to its executive officers during that period, including any amendment or alteration thereof after the date of this Agreement.

2.10 Office and Secretarial Assistance. During the one-year period following the Effective Date, the Company will pay up to $3,000 per month for office space and secretarial assistance for Executive at a location (other than the Company’s premises) selected by Executive.

3. Non-Competition, Non-Solicitation, Non-Disparagement, and Confidentiality.

        In further consideration of the foregoing and the payments to be made under the Consulting Agreement, Executive agrees as follows:

3.1 Non-Competition. During the Restricted Period (as hereinafter defined), Executive shall not:
(a)

directly or indirectly, accept any employment, consult for or with, or otherwise provide or perform any services of any nature (including, but not limited to, service as a director or in a similar position) to, for, or on behalf of any person, firm, partnership, corporation, or other business or entity that manufactures, produces, distributes, sells, or markets any of the Products (as hereinafter defined) in the Geographic Area (as hereinafter defined); or

(b)

directly or indirectly, permit any business firm which Executive, individually or jointly with others, may own, manage, operate, or control, to engage in the manufacture, production, distribution, sale, or marketing of any of the Products in the Geographic Area, excluding ownership of less than 5% of any outstanding class of publicly traded securities.

3.2 Non-Solicitation. During the Restricted Period, Executive will not, directly or indirectly, solicit any employee of the Company or any of its subsidiaries, divisions, or affiliates to leave his employment or to become employed by Executive or by any entity of which Executive is an employee, officer, director, or equity owner.

3.3 Non-Disparagement. During the Restricted Period and thereafter, Executive shall not, in any manner or to any extent, disparage the Company or any of its subsidiaries, divisions, affiliates, or any of their products or services, or any of their officers, directors, employees, or shareholders and shall conduct himself in a manner that reflects positively on the Company.

3.4 Confidentiality. During the Restricted Period and for two (2) years thereafter, Executive shall not divulge any of the Company’s or any of its subsidiaries’, divisions’, or affiliates’ proprietary or confidential business information, except to the extent required pursuant to a legal subpoena or legal proceeding.

3.5 Certain Definitions. For purposes of this Agreement:
(a)	the term “Products” means any and all types and categories of furniture, including both upholstered furniture and casegoods;

(b)

the term “Geographic Area” means any country in the world where the Company (including any subsidiary, division, or affiliate thereof) manufactures, produces, distributes, sells, or markets any Products at any time during the Restricted Period; and

(c)	the term “Restricted Period” means one year from and after the Effective Date.

3.6 Certain Judicial Determinations. It is expressly understood and agreed that although Executive considers the restrictions contained in this Section 3 to be reasonable, if a final judicial determination is made by court having jurisdiction that the time or territory or any other restriction contained in this Section 3 is an unenforceable restriction against Executive, the provisions of such restriction shall not be rendered void but shall be deemed amended to apply as to such maximum time and territory and to such other extent as such court may judicially determine or indicate to be reasonable. Alternatively, if the court referred to above finds that any restriction contained in this Section 3 is unenforceable, and such restriction cannot be amended so as to make it enforceable, such finding shall not affect the enforceability of any of the other restrictions contained herein.

3.7 Remedies. Executive acknowledges and agrees that the Company’s remedy at law for breach or threatened breach of any of the provisions of this Section 3 would be inadequate, and, in recognition of this fact, in the event of a breach or threatened breach by Executive of the provisions of this Section 3, it is agreed that, in addition to its remedy at law, the Company shall be entitled to, and Executive agrees not to oppose a request for, equitable relief in the form of specific performance, temporary restraining order, temporary or permanent injunction, or any other equitable remedy which may then be available. Executive acknowledges that the granting of a temporary injunction, temporary restraining order, or permanent injunction merely prohibiting the use of trade secrets and the like proprietary information would not be an adequate remedy upon breach or threatened breach thereof and consequently agrees upon any such breach or threatened breach to the granting of injunctive relief prohibiting any and all conduct prohibited to Executive by the terms hereof. Nothing herein contained shall be construed as prohibiting the Company from pursuing any other remedies available for such breach or threatened breach.

4. No Further Company Obligations.

        As a result of the payments and benefits eligibility provided for in this Agreement and in the Consulting Agreement, the Company, its subsidiaries, divisions, and affiliates (including the directors, officers, and employees of any of them) shall have no further obligations of any kind or nature to Executive including, without limitation, obligations for any termination, severance, or vacation pay, bonus, etc., except as specifically provided herein and in the Consulting Agreement and except as may be provided under the applicable Company benefit plans in accordance with their terms.

5. Return of Company Property.

        Executive agrees to and shall immediately return to the Company, without limitation, all files, documents, correspondence, memoranda, customer and client lists, prospect lists, subscription lists, contracts, pricing policies, operational methods, marketing plans or strategies, product development techniques or plans, business acquisition plans, employee records, technical process designs and design projects, inventions, research project presentations, proposals, quotations, data, notes, records, photographic slides, chromes, photographs, posters, manuals, brochures, internal publications, books, films, drawings, videos, sketches, plans, outlines, computer disks, computer files, work plans, specifications, credit cards, keys (including elevator, pass, building, and door keys), identification cards, and any other documents; writings, and materials that Executive came to possess or acquire as a result of or in connection with the Company. Should Executive later find any Company property in his possession, Executive agrees to immediately return it.

6. Understanding of Agreement; Legal Counsel.

        Executive has carefully read this Agreement and understands its contents. Executive has been advised to seek legal counsel to understand its full force and effect. Executive has been given the opportunity to consult with a lawyer and has done so.

7. Releases.

7.1 Release of Claims. On behalf of Executive, his relatives, executors, and administrators, Executive irrevocably and unconditionally releases, waives, and forever discharges the Company, its past and present shareholders, affiliates, subsidiaries, agents, directors, officers, employees, representatives, insurance carriers, attorneys, advisors, and their predecessors, successors, heirs, executors, administrators, and assigns (collectively “Releasees”) from any and all claims, demands, and causes of action he in his individual or representative capacity had, has, or may claim to have arising from or relating in any way to his employment or separation of employment, dating from his first day of employment to the Effective Date. This release, waiver, and discharge in favor of all Releasees includes, but is not limited to, all claims, charges, liabilities, claims for relief, damages of all types, including compensatory, exemplary, statutory, and punitive damages, actions, causes of action, and any and all claims of every conceivable kind, whether now known or unknown, in law or in equity, whether suspected, liquidated, contingent, or matured, arising on or before the Effective Date including, but not limited to, any claims arising out of or relating in any manner whatsoever to Executive’s employment with the Company or retirement and termination therefrom, and any claim of any type whatsoever irrespective of whether it is related to Executive’s employment arising under any local, state, federal, or other regulation, law, constitution, principle of common law, or any other law, statute, or regulation, or any other Company’s or Releasee’s policies, plans, or procedures (“Claims”).

7.2 Nature of Claims. Without limiting the generality of the foregoing, the Claims released herein include any claims Executive could raise against the Company or any Releasees arising out of, based upon, or in any way related to (a) any offer of employment, whether oral or in writing, verbal or written commitments, employment agreements of any type, or incentive or compensation agreements; (b) any property, contract, or tort claims including, but not limited to, wrongful discharge, constructive discharge, breach of employment contract, breach of the covenant of good faith and fair dealing, retaliation, intentional or negligent infliction of emotional distress, tortious interference with existing or prospective economic advantage, negligence, misrepresentation, breach of privacy, defamation, breach of fiduciary duty, violation of public policy, or other common law claim of every conceivable kind; (c) any violation or alleged violation under the Age Discrimination in Employment Act of 1967 (as amended), the Older Workers Benefits Protection Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, Section 1981 of the Civil Rights Act, as amended, the Civil Rights Act of 1991, as amended, the Family Medical Leave Act of 1993, the Rehabilitation Act of 1993, the Equal Pay Act of 1963, the Uniform Services Employment and Reemployment Rights Act of 1964, the Employee Retirement Income Security Act, the Americans With Disabilities Act, the Workers Adjustment and Retraining Notification Act (WARN), the Elliott-Larsen Civil Rights Act, as amended, the Michigan Persons With Disabilities Civil Rights Act, and the Michigan Whistleblowers Protection Act, and (d) any claim relating to or arising under any other federal, state, or local statute, regulation, constitution, principle of common law, or any other law (whether in contract or tort or otherwise) governing the employment of individuals, discrimination in employment and/or the payment of wages or benefits, or any other subject matter whatsoever dating from Executive’s first day of employment through the Effective Date.

7.3 No Personal Injuries or Diseases. As a substantial and material term of this Agreement, Executive represents and warrants that he is not aware of and has not suffered any personal injuries or diseases caused by, arising out of, or related in any way to his employment with the Company for which Executive is or might be entitled to workers’ compensation coverage as of the Effective Date.

7.4 ERISA Matters. Executive agrees that this Agreement is intended to and shall preclude any claim that his separation was in retaliation for exercising any right to which Executive is entitled under the provisions of an employee benefit plan, or for the purpose of interfering with the attainment of any right to which Executive may become entitled under such a plan or under Employee Retirement Income Security Act of 1974, as amended (“ERISA”), in violation of Section 510 of ERISA, 29 USC § 1140, except as specifically altered and/or modified by this Agreement. Nothing in this Agreement shall be construed as barring any other claims under Section 502(a)(1)(B) of ERISA.

7.5 No Claims Filed. Executive agrees he has not filed any charges, claims, or lawsuits against the Company involving any aspect of his employment that have not been terminated as of the Effective Date of this Agreement. If Executive has filed any charges, claims, or lawsuits against the Company, Executive agrees to seek immediate dismissal with prejudice and provide written confirmation immediately (i.e., court order, and/or agency determination) as a condition to receiving arty benefits under this Agreement. Executive additionally waives and releases any right he may have to recover in any lawsuit or proceeding brought by him, an administrative agency, or any other person on his behalf or which includes him in any class. If Executive breaches any portion of the release of Claims contained in this Agreement, Executive acknowledges that he will be liable for all expenses, including costs and reasonable attorney’s fees, incurred by any entity released in defending the lawsuit or claim, regardless of the outcome.

7.6 Consideration for Releases. Executive agrees and acknowledges that the consideration (lump sum payment, consulting fees, and benefits) described in this Agreement and the Consulting Agreement is in full settlement of any and all such aforementioned claims, demands, and causes of action he had, has, or may have.

7.7 No Admissions. Executive understands and agrees that the Company’s signing this Agreement and paying the consideration provided for herein shall not be deemed or construed as an admission of liability or responsibility at any time for any purpose. Liability for any and all claims is expressly denied by the Company.

7.8 Knowing, Voluntary, and Intentional Release. Executive signs this Agreement and the Consulting Agreement knowingly and voluntarily with full intent to release the Company, and its past and present subsidiaries, affiliates, agents, employees, directors, shareholders, and any other parties acting on behalf of the Company. Executive understands that if any fact with respect to any matter covered by this Agreement or the Consulting Agreement is found to be other than, or different from, the facts now believed by him to be true, he expressly accepts and assumes the risk of such possible difference in facts and agrees that this Agreement and the Consulting Agreement shall be, and remain, in full force and effect notwithstanding such difference in fact. In further consideration, Executive declares and represents that no representation from any employee, attorney, agent, or other representative employed by, or acting on behalf of, the Company or any Releasees has induced him to make this settlement. Employee agrees that all terms of this Agreement and the Consulting Agreement that are binding on himself, the Company, and Releasees are expressly stated in this Agreement and the Consulting Agreement and that there are no other terms of this Agreement or the Consulting Agreement. Executive further declares that the consideration of this compromise settlement shall apply to all unknown and unanticipated compensatory, exemplary, or punitive damages, as well as those now known and disclosed to him, including, but not limited to, those arising out of his employment with the Company or Releasees, his termination and retirement from the Company, and his resignation from the board of directors of the Company, even though he has not made a claim for any of these injuries or damages at this time.

8. 21-Day and Seven-Day Periods.

        Executive states that he understands that under the U.S. Age Discrimination in Employment Act and Older Workers Benefit Protection Act (hereafter collectively “ADEA”), an employee has the right to consider the terms of this Agreement for 21 days, but that he can decide to sign this Agreement prior to the end of the 21-day period. Therefore, Employee’s deadline for reviewing and executing this Agreement is October 7, 2003, which date is at least 21 days after Executive received this Agreement. Executive is advised to consult an attorney before signing this Agreement. Executive states that if he decides to sign this Agreement prior to the end of the 21 days or October 7, 2003, that such decision is knowing and voluntary and not induced by the Company or any Releasees, or any agent or employee of the Company or any Releasees, through fraud, misrepresentation, or a threat to withdraw or alter the Company’s offer to allow the Executive to retire from the Company and provide the consideration described in Sections 1 and 2 and in the Consulting Agreement prior to the expiration of the 21-day period or October 7, 2003. If Executive signs this Agreement, he has the right to revoke his signature within seven days of signing this Agreement (the “Revocation Period”), and he understands and agrees that this Agreement shall not become enforceable or effective until that Revocation Period has expired. Revocation shall be made by delivering a written notice of revocation, via certified mail, to the Company at: 1284 N. Telegraph Road, Monroe, Michigan 48162, Attention: Chairman of the Board, or by facsimile addressed to Chairman of the Board, La-Z-Boy Incorporated, at 734-457-4910. For the revocation to be effective, written notice must be received by the Company no later than the close of business on the seventh day after the date Executive executes this Agreement. Further, by signing this Agreement, Executive acknowledges that in exchange for the release of all Claims, including any claims he might have under the ADEA, he will receive money and benefits he would not otherwise be entitled to receive. Should he exercise his right to revoke the Agreement within the seven-day period following his signing this Agreement, he will not receive the consideration described above in Sections 1 or 2 or in the Consulting Agreement, he will not be considered as having retired with the Company’s consent, and this Agreement will be null and void.

9. No Further Employment.

        Executive also understands that the Company is not obligated to offer employment to him now or in the future, and he agrees not to apply for any position with the Company or any Releasees after the Effective Date. Executive recognizes that he will have no further job responsibilities at the Company. Nothing in this section shall preclude Executive from working as a consultant pursuant to the terms of the Consulting Agreement.

10. Confirmation of Disclosure of Improper Acts.

        Executive has no knowledge of any conduct involving the Company that Executive has any reason to believe involves any false claims to the United States or is or may be unlawful or violates Company policy in any material respect.

11. Other Confidentiality or Nondisclosure Agreements.

        Executive understands that any and all nondisclosure or confidentiality agreements that he has previously signed shall remain in full force and effect for the duration of the Restricted Period and for two (2) years thereafter.

12. Disavowal of Agreement.

        Executive understands that if he disavows or revokes this Agreement, or if the Agreement is found to be unenforceable by a court of law in an action initiated by Executive, Executive agrees that: (a) the Company shall have no further obligation to make any payments or provide any benefits hereunder or under the Consulting Agreement; (b) he will immediately repay to the Company all amounts received by him hereunder or under the Consulting Agreement; and (c) he will not be considered to have retired with the Company’s consent.

13. Miscellaneous.

13.1 Invalidity or Unenforceability. Executive agrees that if any provision of this Agreement is held invalid or unenforceable by a court of law, it will not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

13.2 Governing Law; Forum. Executive agrees that the construction, interpretation, and performance of this Agreement shall be governed by the laws of the State of Michigan, excluding its conflict of laws. It is agreed that any controversy, claim or dispute between the parties, directly or indirectly, concerning this Agreement or the breach thereof shall only be resolved in the Circuit Court of Monroe County, or the United States District Court for the Eastern District of Michigan, whichever court has jurisdiction over the subject matter thereof, and the parties hereby submit to the jurisdiction of said courts.

13.3 Mutual Drafting. For purposes of any construction or interpretation of this Agreement, all terms and provisions thereof shall be deemed to have been mutually drafted by both of the parties.

13.4 Entire Agreement. Executive acknowledges and agrees that this Agreement and the Consulting Agreement together constitute the entire agreement between the parties with respect to the subject matter of this Agreement and the Consulting Agreement and that the only promises made to him are those contained within this document and the Consulting Agreement.

        IN WITNESS WHEREOF, the parties have duly executed this Agreement.

      THIS IS A RELEASE. READ BEFORE SIGNING.

LA-Z-BOY INCORPORATED

By:
         (Name)                                                 GERALD L. KISER
         (Title)

Date:                     , 2003                               Date:                    , 2003

Exhibit 10.2

Exhibit A

CONSULTING AGREEMENT

        This Consulting Agreement (this “Agreement”) is made and entered into by Gerald L. Kiser (“Consultant”) and La-Z-Boy Incorporated, a Michigan corporation (the “Company”), to be effective as of the Effective Date (as defined below).

Background

        Consultant and the Company acknowledge that Consultant’s active duties as an employee of the Company ended September 9, 2003, and that his employment with the Company ended on the “Effective Date” determined in accordance with the Severance Agreement between Consultant and the Company presented to Consultant on September 15, 2003 (the “Severance Agreement”). (For purposes of this Agreement, the term “Effective Date” means the Effective Date determined in accordance with the provisions of the Severance Agreement.) Pursuant to the Severance Agreement, the parties desire to enter into a consulting relationship whereby Consultant will assist the Company with certain business matters. Consultant must execute this Agreement simultaneously with his execution of the Severance Agreement, and the Company must receive it and the executed Severance Agreement no later than October 7, 2003 or this Agreement is null and void.

Terms and Conditions

        In consideration of the mutual covenants contained in this Agreement and the Severance Agreement, and intending to be legally bound, the Company and Consultant agree as follows:

1. Services.

        The Company retains and engages Consultant to provide assistance to the Company with matters pertaining to its business as may be reasonably requested from time to time by the Company’s Chief Executive Officer or President or their designees (the “Consulting Services”). Consultant shall provide the Consulting Services at such times during normal business hours and places as the Company may reasonably request upon reasonable advance notice to Consultant. In no event will Consultant be required to devote more than 20 hours per calendar month to providing Consulting Services hereunder.

2. Term.

        Consultant agrees to provide the Consulting Services to the Company during the period beginning on the Effective Date and ending at 5:00 p.m., Detroit time, on the second anniversary of the Effective Date. In no event shall this Consulting Agreement be renewed or extended beyond the second anniversary of the Effective Date. The release of age discrimination claims under the federal Age Discrimination in Employment Act (ADEA) given by Consultant in the Severance Agreement is revocable by Consultant for seven days following his execution of the Severance Agreement; if Consultant does revoke his release in the Severance Agreement, this Consulting Agreement is void and of no force or effect.

3. Consultant’s Consideration.

3.1 Consulting Fee. As full consideration to Consultant for providing the Consulting Services and complying with his other obligations under this Agreement, the Company agrees to pay Consultant the aggregate sum of $500,000 in 20 consecutive monthly installments of $25,000 each, payable on the first day of each month commencing February 1, 2004, with the final such installment payable on September 1, 2005 (“Consulting Fees”). The Consulting Fees shall be the only compensation, payment, benefits, or other consideration to which Consultant shall be entitled in connection with Consulting Services under this Agreement and shall be in addition to the consideration recited in Sections 1 and 2 of the Severance Agreement. Consultant shall not be entitled to any other consideration, payments, or benefits or other consideration, it being specifically understood that Consultant shall not be entitled to participate in any insurance, medical, retirement, bonus, savings, compensation, or other plans, benefits, or programs of the Company or its affiliates except as provided in the Severance Agreement.

3.2 Withholding. Usual and customary withholding for tax purposes, if any, will be withheld from all Consulting Fee payments and from any other payments made to Consultant to the extent required by law. All tax liability with respect to any and all payments or services received by Consultant under this Agreement (other than employer withholding and employer payroll taxes) will be Consultant’s responsibility.

3.3 Effect of New Employment. It is understood that the Consulting Fee payments as provided in this Agreement shall continue to be made to Consultant whether or not Consultant secures new employment, subject to the non-compete provision of the Severance Agreement.

3.4 Consulting Fee Payments in Event of Consultant’s Death. In the event that Consultant should die before all of the Consulting Fee payments provided for in this Agreement have been paid, the remaining Consulting Fee payments shall be paid to such persons, at the times and in the manner as directed by Consultant.

3.5 Travel Expenses. If the Company requests Consultant to travel in connection with performing Consulting Services, the Company will reimburse Consultant for his reasonable documented travel expenses in accordance with the Company’s policies and procedures in effect at that time.

4. Non-Competition, Non-Solicitation, Non-Disparagement, and Confidentiality.

4.1 Covenants in Severance Agreement. Consultant agrees to comply with all of his covenants and other obligations under the non-competition, non-solicitation, non-disparagement, and confidentiality provisions of the Severance Agreement. If Consultant breaches any of his obligations under those provisions: (a) the Company shall have no further obligation to pay Consulting Fees to Consultant; and (b) immediately upon demand by the Company, Consultant shall repay to the Company all Consulting Fees theretofore received by him.

4.2 Confidentiality of Information Gained Under this Agreement. The Consultant agrees that he will consider any information gained through his performance of this Agreement as confidential, treat it as such, and not reveal, directly or indirectly, such information to any person, firm, or corporation without the Company’s prior written consent.

5. Termination of Agreement.

5.1 Conditions to Termination Due to Default. No default in the performance of any of the covenants or obligations under this Agreement shall be the legal basis for rescission or termination of this Agreement or the Severance Agreement by either party unless and until the breaching party has failed to correct the default within 60 days after receipt of written notice of a claim of such default given by the non-breaching party.

5.2 Voluntary Termination by Consultant. Should Consultant desire to cease providing the Consulting Services to the Company during the term of this Agreement, he shall notify the Company’s President of his decision in writing. In such event, no further Consulting Fees will be payable after such termination, but Consultant shall continue to be bound by the non-competition, non-solicitation, non-disparagement, and confidentiality provisions of the Severance Agreement.

6. Miscellaneous.

6.1 Relationship. Neither this Agreement nor the conduct of the parties shall create any relationship of principal and agent, employer and employee, or partners or joint venturers between the parties. The relationship of Consultant to the Company is that of an independent contractor.

6.2 Invalidity or Unenforceability. The parties agree that if any provision of this Agreement is held invalid or unenforceable by a court of law, it will not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

6.3 Governing Law; Forum. The parties agree that the construction, interpretation, and performance of this Agreement shall be governed by the laws of the State of Michigan, excluding its conflict of laws. It is agreed that any controversy, claim or dispute between the parties, directly or indirectly, concerning this Agreement or the breach thereof shall only be resolved in the Circuit Court of Monroe County, or the United States District Court for the Eastern District of Michigan, whichever court has jurisdiction over the subject matter thereof, and the parties hereby submit to the jurisdiction of said courts.

6.4 Mutual Drafting. For purposes of any construction or interpretation of this Agreement, all terms and provisions thereof shall be deemed to have been mutually drafted by both of the parties.

6.5 Entire Agreement. Consultant acknowledges and agrees that this Agreement and the Severance Agreement together constitute the entire agreement between the parties with respect to the subject matter of this Agreement and the Severance Agreement and that the only promises made to him are those contained within this document and the Severance Agreement.

        IN WITNESS WHEREOF, the parties have duly executed this Agreement.

LA-Z-BOY INCORPORATED

By:
         (Name)                                                 GERALD L. KISER
         (Title)

Date:                     , 2003                               Date:                    , 2003

Exhibit 31

CERTIFICATIONS

I, Kurt L. Darrow, certify that:

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

Date:   November 10, 2003

BY: /S/Kurt L. Darrow —————————————— Kurt L. Darrow Chief Executive Officer

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

Date:   November 10, 2003

BY: /S/David M. Risley —————————————— David M. Risley Chief Financial Officer

Exhibit 32

CERTIFICATION OF EXECUTIVE OFFICER*

Pursuant to 18 U.S.C. section 1350, the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certify, to such officers’ knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended October 25, 2003 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

BY://Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
November 10, 2003

BY://David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
November 10, 2003

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 99.1

NEWS RELEASE

Contact:   Mark Stegeman                                                    (734) 241-4418                                                       mark.stegeman@la-z-boy.com

LA-Z-BOY SECOND QUARTER OPERATING RESULTS

MONROE, MI. November 10, 2003 – La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported operating results for its second fiscal quarter ended October 25, 2003. Net sales for the quarter declined 9.3% from a year earlier, to $511.0 million from $563.6 million in the same period of fiscal 2003. Diluted earnings per share for the quarter totaled $0.28, including a $0.02 charge relating to the company’s previously announced closure of three manufacturing facilities. These earnings are within management’s recently announced guidance range, and compare to $0.50 per fully diluted share earned in the October 2002 quarter.

For the six months ended October 25, 2003, net sales declined 9.3% from a year earlier, to $962.5 million this year from $1.061 billion in fiscal 2003’s first half. Diluted earnings per share for the first half totaled $0.38, including restructuring charges of $0.10 per share on an after-tax basis. This compares to $0.81 per share in the first half of fiscal 2003 before the cumulative effect of an accounting change related to goodwill and trade names. Net income after the cumulative effect of the accounting change in last year’s first half represented a loss of $0.20 per diluted share.

As a result of the industry’s difficult sales environment, increased promotional activity and plant downtime, the company’s 2003 October quarter operating margin declined to 5.3% from 8.4% in the year-earlier quarter, while the first half operating margin was 4.0% this year, down from 7.6% in the same period of fiscal 2003. La-Z-Boy Incorporated president and CEO Kurt L. Darrow said, “While we were disappointed in the quarter’s results and the trends we have been experiencing in our business, we have made major progress toward rationalizing our capacity and refining our import strategy. We are continuing to critically evaluate our progress in shortening lead times, improving our products, and increasing global integration.”

Darrow continued, “Clearly we are working hard throughout the organization – particularly in marketing, merchandising and product design – to reverse the sales trends we have been experiencing. This will be accomplished by concentrating on our core competencies of proprietary distribution, selective brand extensions and brand investment, and a continued high level of design innovation to drive demand for our products.”

Upholstery segment

Upholstery segment sales declined 7.0% for the October quarter compared to the prior year period, and were down 7.7% through the first six months of the fiscal year. Darrow said, “The decline in sales volume for the quarter appeared to be more dramatic than real business conditions warranted as incoming orders for the quarter were only down 0.8%. The primary difference was in last year’s shipments which were substantially enhanced through the reduction of backlog. Upholstery segment sales were up 8.5% in the second quarter last year and increased 13.1% for the first six months of last year.”

The October 2003 quarter operating margin for the upholstery segment was 8.3%, down from 10.1% in the year-earlier quarter, while first half operating margin declined to 7.6% from 9.3% a year earlier. These reduced margins were primarily the result of the lower sales volumes for the second quarter and first half, higher than normal plant downtime in the first quarter and increased promotional pricing throughout the first half.

Darrow noted that, during the October quarter, two new free-standing La-Z-Boy Furniture Galleries® stores were opened, three were relocated to higher profile locations, two were remodeled to the more productive ‘New Generation’ format and one was closed. At quarter-end, the total Furniture Galleries store count stood at 318, including 59 stores featuring the New Generation format. Darrow said, “One of our primary goals moving forward is to aggressively expand our mostly independently owned Furniture Galleries store system and accelerate the pace at which our old format stores are converted to the New Generation format.”

“Under this initiative,” he added, “we plan to open as many as 25 new stores per year and relocate or remodel another 20-25 stores annually for the next several years. At the same time, our older, less productive locations will continue to be selectively relocated. We expect the end result of these efforts to be a much larger and more productive Furniture Galleries store system than exists today.” He noted La-Z-Boy currently has firm commitments to add 11 new Furniture Galleries stores over the second half of fiscal 2004 and remodel another eight locations to the New Generation format.

Casegoods Segment

Casegoods segment sales for the October quarter declined 16.2% from a year earlier and were down 13.8% through the first six months. Margins for both periods fell sharply from a year earlier, reflecting the lower sales, increased plant downtime, higher promotional activity and, as had been previously anticipated, some disruptions resulting from the most recent plant closures. For the October quarter, the casegoods segment’s operating margin was 0.0% including the restructuring charges, down from 7.9% a year earlier – while the first half casegoods operating margin fell to (2.2)% including restructuring, from 6.9% in the same period of fiscal 2003. All of fiscal year 2004’s restructuring is related to casegoods.

Darrow said, “Our overriding challenge in our casegoods business is to reverse the market share erosion we’ve experienced. One of my first actions as La-Z-Boy’s new CEO was to appoint Steve Kincaid, a highly-respected industry veteran, to lead our casegoods executive team and assure that we are satisfying the expectations of both our dealers and our consumers. We have made great strides in bringing fresh, distinctive products to the marketplace recently, and we are committed to delivering these products on a cost-competitive and timely basis as we continue to work to reduce our delivery times. Over the past few years, we have made radical changes in our casegoods operation to accomplish this, and now we are in a position to focus on executing our growth plans in this segment of our business.”

Commenting on the recent plant closures, Darrow said, “We expect additional pressure on our casegoods margins during the current fiscal quarter, due to ongoing manufacturing transition issues. However, beginning with our April fourth quarter, we anticipate annual savings in the range of $5 million as a direct result of this plant rationalization.”

Casegoods Group restructuring charge

The closure of three Casegoods Group manufacturing facilities, over the course of its implementation, will result in a total pre-tax charge of approximately $10 million, or $0.11 per diluted share on an after-tax basis. The first largely non-cash charge of $6.3 million was incurred during the July 2003 first quarter, and was taken to cover the write-down of certain fixed assets and inventories. And in the October 2003 quarter, pre-tax expense of $2.0 million, or $0.02 per diluted share on an after-tax basis, was recorded – primarily for severance and relocation costs related to the plant closures.

Balance sheet

Inventories were further reduced by $4.4 million in total during the most recent quarter and, for the first six months of fiscal 2004, total inventories were cut by $14.9 million, with $8.6 million of the reduction attributable to finished goods.

Total debt as of October 25, 2003 stood at $207.1 million, down $17.0 million for the quarter with a debt-to-capital ratio of 26.1%, compared to 27.1% at the beginning of the quarter and 26.9% at the end of fiscal 2003. During the most recent quarter, 1.3 million La-Z-Boy common shares were repurchased for a total of $28.8 million, and for the first six months of the fiscal year 2.0 million shares were repurchased for a total of $42.2 million. As of October 25, 2003, there were 2.2 million shares remaining under the company’s existing stock repurchase authorization.

Business outlook

Commenting on the current business outlook, Darrow said, “We are disappointed that the usual fall seasonal pickup in consumer furniture demand did not materialize to date. Business remained erratic in our upholstery segment, and continued under pressure on the casegoods side. We do believe that the outlook for our industry has improved moderately of late, given growing signs of a strengthening U.S. economy and a rebound in consumer confidence, as well as the recent Federal Reserve Board decision to keep short-term interest rates at current low levels for a ‘considerable’ period. Encouragingly, we saw a meaningful improvement in order rates at several of our upholstery businesses in late October, and are hopeful this may indicate the beginning of a sustainable upward trend in our business.”

He concluded, “Although we are encouraged by this recent improvement in incoming order rates, we feel it is prudent to remain cautious regarding the near-term outlook until a definite strengthening trend has become more evident. In this context, we expect sales for our January 2004 third fiscal quarter to be down mid-single digits compared to last year, and we anticipate reported earnings for the quarter to be in the range of $0.26 — $0.30 per diluted share, compared to the $0.41 we earned per diluted share in the same quarter of fiscal 2003.”

Forward-looking Information

Any forward-looking statements contained in this news release are based on current information and assumptions and represent management’s best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, the potential impact of anti-dumping actions, the availability and cost of capital, the impact of imports, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the regulatory environment, the impact of new manufacturing technologies, factors relating to acquisitions and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Conference Call Information

The dial-in phone number for tomorrow’s conference call at 8 a.m. E.S.T. will be (800) 374-1298 for persons calling from within the U.S. or Canada, and (706) 634-5855 for international callers. The call will also be webcast live and archived on the Internet, with both accessible at http://www.la-z-boy.com/about/ir_confcalls.asp. A telephone replay will remain available for a week to callers from the U.S. and Canada at (800) 642-1687 and to international callers at (706) 645-9291.

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

Background Information

With annual sales in excess of $2 billion, La-Z-Boy Incorporated is one of the world’s leading residential furniture producers, marketing furniture for every room of the home and office, as well as for the hospitality, health care and assisted-living industries. The La-Z-Boy Upholstery Group companies are Bauhaus, Centurion, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract and Sam Moore. The La-Z-Boy Casegoods Group companies are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

The corporation’s vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 318 stand-alone La-Z-Boy Furniture Galleries® stores and 318 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry’s fourth largest U.S. furniture retailer and the second largest single source furniture retailer. Additional information is available at http://www.la-z-boy.com/

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Second Quarter Ended
			% Over	Percent of Sales
	10/25/03	10/26/02	(Under)	10/25/03	10/26/02
Sales	$511,018	$563,587	-9.3%	100.0%	100.0%
Cost of sales	396,233	429,161	-7.7%	77.5%	76.1%

Gross profit	114,785	134,426	-14.6%	22.5%	23.9%
Selling, general and administrative	87,727	87,190	0.6%	17.2%	15.5%

Operating profit	27,058	47,236	-42.7%	5.3%	8.4%

Interest expense	3,026	2,153	40.5%	0.6%	0.4%
Other income, net	448	1,394	-67.9%	0.1%	0.2%

Pre-tax income	24,480	46,477	-47.3%	4.8%	8.2%
Income tax expense	9,303	17,777	-47.7%	38.0%*	38.2%*

Net income (loss)	$15,177	$28,700	-47.1%	3.0%	5.1%

Basic average shares	54,159	57,388

Basic net income per share	$0.28	$0.50

Diluted average shares	54,339	57,760

Diluted net income per share	$0.28	$0.50

Dividends paid per share	$0.10	$0.10

*As a percent of pre-tax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Six Months Ended
				% Over	Percent of Sales
	10/25/03	10/26/02		(Under)	10/25/03	10/26/02
Sales	$962,490		$1,060,962	-9.3%	100.0%	100.0%
Cost of sales	754,987		811,713	-7.0%	78.4%	76.5%

Gross profit	207,503		249,249	-16.7%	21.6%	23.5%
Selling, general and administrative	169,146		169,126	0.0%	17.6%	15.9%

Operating profit	38,357		80,123	-52.1%	4.0%	7.6%

Interest expense	6,239		4,180	49.3%	0.6%	0.4%
Other income, net	1,720		1,510	13.9%	0.1%	0.1%

Pre-tax income	33,838		77,453	-56.3%	3.5%	7.3%
Income tax expense	12,858		29,625	-56.6%	38.0%*	38.2%*

Income before cumulative effect of
accounting change	20,980		47,828	-56.1%	2.2%	4.5%
Cumulative effect of accounting
change (net of tax of $17,920)	--		(59,782)	-100.0%	--	-5.6%

Net income (loss)	$20,980		$(11,954)	275.5%	2.2%	-1.1%

Basic average shares	54,444		58,257

Basic net income per share before
cumulative effect of accounting change	$0.39		$0.82
Cumulative effect of accounting change per
share	--		(1.03)

Basic net income (loss) per share	$0.39		$(0.21)

Diluted average shares	54,627		58,726

Diluted net income per share before
cumulative effect of accounting change	$0.38		$0.81
Cumulative effect of accounting change per
share	--		(1.01)

Diluted net income (loss) per share	$0.38	$	(0.20)

Dividends paid per share	$0.20		$0.20

*As a percent of pre-tax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	10/25/03	10/26/02	Dollars	Percent	4/26/03
Current assets
Cash and equivalents	$24,587	$23,723	$864	3.6%	$28,817
Receivables, net	320,527	358,939	(38,412)	-10.7%	340,467
Inventories, net	237,655	246,352	(8,697)	-3.5%	252,537
Deferred income taxes	37,057	32,159	4,898	15.2%	37,734
Other current assets	19,411	17,953	1,458	8.1%	19,939

Total current assets	639,237	679,126	(39,889)	-5.9%	679,494
Property, plant and equipment, net	202,148	212,305	(10,157)	-4.8%	209,411
Goodwill	78,807	78,807	--	0.0%	78,807
Trade names	71,144	71,144	--	0.0%	71,144
Other long-term assets	86,929	68,490	18,439	26.9%	84,210

Total assets	$1,078,265	$1,109,872	$(31,607)	-2.8%	$1,123,066

Current liabilities
Lines of credit	$6,000	$22,100	$(16,100)	-72.9%	$--
Current portion of long-term
debt and capital leases	4,902	2,277	2,625	115.3%	1,619
Accounts payable	81,259	85,904	(4,645)	-5.4%	78,931
Accrued expenses and other
current liabilities	126,244	137,941	(11,697)	-8.5%	134,037

Total current liabilities	218,405	248,222	(29,817)	-12.0%	214,587
Long-term debt	195,218	187,784	7,434	4.0%	221,099
Capital leases	956	1,658	(702)	-42.3%	1,272
Deferred income taxes	37,494	28,513	8,981	31.5%	36,928
Other long-term liabilities	38,446	37,745	701	1.9%	39,241
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	53,408	56,717	(3,309)	-5.8%	55,027
Capital in excess of par value	215,807	215,561	246	0.1%	216,081
Retained earnings	318,306	339,532	(21,226)	-6.3%	342,628
Accumulated other compre-
hensive income (loss)	225	(5,860)	6,085	103.8%	(3,797)

Total shareholders' equity	587,746	605,950	(18,204)	-3.0%	609,939

Total liabilities and
shareholders' equity	$1,078,265	$1,109,872	$(31,607)	-2.8%	$1,123,066

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Second Quarter Ended		Six Months Ended
	10/25/03	10/26/02	10/25/03	10/26/02
Cash flows from operating activities
Net income (loss)	$15,177	$28,700	$20,980	$(11,954)
Adjustments to reconcile net income (loss) to
cash provided by operating activities
Cumulative effect of accounting change - net of
income taxes	--	--	--	59,782
Depreciation and amortization	7,326	8,060	14,637	15,126
Change in receivables	(22,926)	(34,252)	21,029	23,904
Change in inventories	4,363	(11,452)	14,882	(34,926)
Change in payables	33,248	7,555	2,328	16,900
Change in other assets and liabilities	17,020	8,193	(3,327)	(14,323)
Change in deferred taxes	1,035	3,639	1,243	3,191

Total adjustments	40,066	(18,257)	50,792	69,654

Net cash provided by operating activities	55,243	10,443	71,772	57,700

Cash flows from investing activities
Proceeds from disposals of assets	1,598	1,084	1,772	1,147
Capital expenditures	(7,773)	(9,821)	(14,626)	(18,766)
Acquisitions, net of cash acquired	--	(1,923)	--	(3,089)
Change in other long-term assets	(4,304)	(18,407)	(747)	(14,279)

Net cash used for investing activities	(10,479)	(29,067)	(13,601)	(34,987)

Cash flows from financing activities
Proceeds from debt	6,603	67,119	6,922	77,727
Payments on debt	(23,375)	(7,494)	(23,495)	(7,627)
Capital leases	(195)	(143)	(341)	(284)
Stock issued for stock option & 401(k) plans	1,566	7,138	6,012	7,742
Repurchase of common stock	(28,803)	(44,115)	(42,220)	(91,480)
Dividends paid	(5,501)	(5,712)	(10,987)	(11,685)

Net cash provided by (used for) financing
activities	(49,705)	16,793	(64,109)	(25,607)
Effect of exchange rate changes on cash and
equivalents	1,106	4	1,708	(154)

Net decrease in cash and equivalents	(3,835)	(1,827)	(4,230)	(3,048)
Cash and equivalents at beginning of period	28,422	25,550	28,817	26,771

Cash and equivalents at end of period	$24,587	$23,723	$24,587	$23,723

Cash paid during period - income taxes	$9,135	$20,774	$10,493	$33,419

- interest	$2,648	$2,191	$6,440	$3,162