Form 10-Q
period 2004-01-24
LA-Z-BOY INC
filed 2004-02-10
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED  January 24, 2004  COMMISSION FILE NUMBER 1-9656

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

                                                      Yes   X                                                       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

                       Class                                                                         Outstanding at January 24, 2004
Common Shares, $1.00 par value                                                                      52,584,183

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2004

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Income	3-4
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders' Equity	7
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	8
Note 2. Interim Results	8
Note 3. Reclassification	8
Note 4. Earnings per Share	8
Note 5. Inventories	9
Note 6. Restructuring	9-10
Note 7. Segment Information	10
Note 8. Goodwill and Other Intangible Assets	10-11
Note 9. Stock Option Plans	11
Note 10. Financial Guarantees and Product Warranties	12
Note 11. Share Repurchases	12

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking
Statements	13
Introductory Section	13-14
Results of Operations	15-20
Liquidity and Capital Resources	20-21
Critical Accounting Policies	21-22
Outlook	22-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II Other Information

Item 6. Exhibits and Reports on Form 8-K	24

Signature Page	25

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Third Quarter Ended
			% Over	Percent of Sales
	1/24/04	1/25/03	(Under)	1/24/04	1/25/03
Sales	$492,167	$510,539	-3.6%	100.0%	100.0%
Cost of sales	384,109	392,247	-2.1%	78.0%	76.8%

Gross profit	108,058	118,292	-8.7%	22.0%	23.2%
Selling, general and administrative	82,018	78,731	4.2%	16.7%	15.5%

Operating profit	26,040	39,561	-34.2%	5.3%	7.7%

Interest expense	2,697	2,948	-8.5%	0.5%	0.6%
Other income, net	1,301	435	199.1%	0.2%	0.2%

Pre-tax income	24,644	37,048	-33.5%	5.0%	7.3%
Income tax expense	9,365	13,887	-32.6%	38.0%*	37.5%*

Net income	$15,279	$23,161	-34.0%	3.1%	4.5%

Basic average shares	52,825	56,444

Basic net income per share	$0.29	$0.41

Diluted average shares	52,931	56,765

Diluted net income per share	$0.29	$0.41

Dividends paid per share	$0.10	$0.10

*As a percent of pre-tax income, not sales.

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Nine Months Ended
			% Over	Percent of Sales
	1/24/04	1/25/03	(Under)	1/24/04	1/25/03
Sales	$1,454,657	$1,571,501	-7.4%	100.0%	100.0%
Cost of sales	1,139,096	1,203,960	-5.4%	78.3%	76.6%

Gross profit	315,561	367,541	-14.1%	21.7%	23.4%
Selling, general and administrative	251,164	247,857	1.3%	17.3%	15.8%

Operating profit	64,397	119,684	-46.2%	4.4%	7.6%

Interest expense	8,936	7,128	25.4%	0.6%	0.5%
Other income, net	3,021	1,945	55.3%	0.2%	0.2%

Pre-tax income	58,482	114,501	-48.9%	4.0%	7.3%
Income tax expense	22,223	43,512	-48.9%	38.0%*	38.0%*

Income before cumulative effect of
accounting change	36,259	70,989	-48.9%	2.5%	4.5%
Cumulative effect of accounting
change (net of tax of $17,920)	--	(59,782)	100.0%	0.0%	-3.8%

Net income	$36,259	$11,207	223.5%	2.5%	0.7%

Basic average shares	53,904	57,652
Basic net income per share before
cumulative effect of accounting change	$0.67	$1.23
Cumulative effect of accounting change per
share	--	(1.04)

Basic net income per share	$0.67	$0.19

Diluted average shares	54,066	58,076
Diluted net income per share before
cumulative effect of accounting change	$0.67	$1.22
Cumulative effect of accounting change per
share	--	(1.03)

Diluted net income per share	$0.67	$0.19

Dividends paid per share	$0.30	$0.30

*As a percent of pre-tax income, not sales.
      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	1/24/04	1/25/03	Dollars	Percent	4/26/03
Current assets
Cash and equivalents	$25,774	$23,817	$1,957	8.2%	$28,817
Receivables, net	295,148	337,553	(42,405)	-12.6%	340,467
Inventories, net	228,954	251,867	(22,913)	-9.1%	252,537
Deferred income taxes	35,897	33,834	2,063	6.1%	37,734
Other current assets	16,880	19,841	(2,961)	-14.9%	19,939

Total current assets	602,653	666,912	(64,259)	-9.6%	679,494
Property, plant and equipment, net	201,398	211,639	(10,241)	-4.8%	209,411
Goodwill	78,807	78,807	--	0.0%	78,807
Trade names	71,144	71,144	--	0.0%	71,144
Other long-term assets	89,498	69,409	20,089	28.9%	84,210

Total assets	$1,043,500	$1,097,911	$(54,411)	-5.0%	$1,123,066

Current liabilities
Lines of credit	$3,000	$--	$3,000	N/M	$--
Current portion of long-term
debt and capital leases	4,893	2,130	2,763	129.7%	1,619
Accounts payable	69,475	74,070	(4,595)	-6.2%	78,931
Accrued expenses and other
current liabilities	121,017	125,504	(4,487)	-3.6%	134,037

Total current liabilities	198,385	201,704	(3,319)	-1.6%	214,587
Long-term debt	185,077	221,759	(36,682)	-16.5%	221,099
Capital leases	826	1,512	(686)	-45.4%	1,272
Deferred income taxes	38,154	28,513	9,641	33.8%	36,928
Other long-term liabilities	37,641	38,327	(686)	-1.8%	39,241
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	52,584	55,974	(3,390)	-6.1%	55,027
Capital in excess of par value	215,738	215,267	471	0.2%	216,081
Retained earnings	312,287	339,365	(27,078)	-8.0%	342,628
Accumulated other compre-
hensive income (loss)	2,808	(4,510)	7,318	162.3%	(3,797)

Total shareholders' equity	583,417	606,096	(22,679)	-3.7%	609,939

Total liabilities and
shareholders' equity	$1,043,500	$1,097,911	$(54,411)	-5.0%	$1,123,066

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Third Quarter Ended		Nine Months Ended
	1/24/04	1/25/03	1/24/04	1/25/03
Cash flows from operating activities
Net income	$15,279	$23,161	$36,259	$11,207
Adjustments to reconcile net income to
cash provided by operating activities
Cumulative effect of accounting change - net of income taxes	--	--	--	59,782
Depreciation and amortization	7,193	7,714	21,830	22,840
Change in receivables	23,833	21,386	44,862	45,290
Change in inventories	8,701	(5,515)	23,583	(40,441)
Change in payables	(11,784)	(11,834)	(9,456)	5,066
Change in other assets and liabilities	(2,012)	(13,278)	(5,339)	(27,601)
Change in deferred taxes	1,820	(1,702)	3,063	1,489

Total adjustments	27,751	(3,229)	78,543	66,425

Net cash provided by operating activities	43,030	19,932	114,802	77,632

Cash flows from investing activities
Proceeds from disposals of assets	196	85	1,968	1,232
Capital expenditures	(6,409)	(7,011)	(21,035)	(25,777)
Acquisitions, net of cash acquired	--	--	--	(3,089)
Change in other long-term assets	15	(641)	(732)	(14,920)

Net cash used for investing activities	(6,198)	(7,567)	(19,799)	(42,554)

Cash flows from financing activities
Proceeds from debt	5,544	109,435	12,466	187,162
Payments on debt	(18,680)	(97,706)	(42,175)	(105,333)
Capital leases	(145)	(146)	(486)	(430)
Stock issued for stock option & 401(k) plans	246	2,367	6,258	10,109
Repurchase of common stock	(17,158)	(21,050)	(59,378)	(112,530)
Dividends paid	(5,279)	(5,681)	(16,266)	(17,366)

Net cash used for financing activities	(35,472)	(12,781)	(99,581)	(38,388)
Effect of exchange rate changes on cash and equivalents	(173)	510	1,535	356

Net increase (decrease) in cash and equivalents	1,187	94	(3,043)	(2,954)
Cash and equivalents at beginning of period	24,587	23,723	28,817	26,771

Cash and equivalents at end of period	$25,774	$23,817	$25,774	$23,817

Cash paid during period - income taxes	$11,150	$20,778	$21,643	$54,197
- interest	$3,567	$1,974	$10,007	$5,136

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Accumulated other com- prehensive income (loss)	Total
At April 27, 2002	$59,953	$215,060	$444,173	$(5,664)	$713,522

Repurchases of common stock	(5,491)		(124,796)		(130,287)
Stock issued for stock options and
employee benefit plans	565	162	9,876		10,603
Tax benefit from exercise of
options		859			859
Dividends paid			(22,941)		(22,941)
Comprehensive income
Net income			36,316
Unrealized loss on marketable
securities, net of taxes				(793)
Realization of losses on
marketable securities, net
of taxes				194
Translation adjustment				2,354
Change in fair value of cash
flow hedges, net of taxes				112
Total comprehensive income					38,183

At April 26, 2003	55,027	216,081	342,628	(3,797)	609,939

Repurchases of common stock	(2,794)		(56,584)		(59,378)
Stock issued for stock options
and employee benefit plans	351	(343)	6,250		6,258
Dividends paid			(16,266)		(16,266)
Comprehensive income
Net income			36,259
Unrealized gain on
marketable securities,
net of taxes				1,921
Realization of gains on
marketable securities,
net of taxes				(168)
Translation adjustment				3,289
Change in fair value of cash
flow hedges, net of taxes				1,563
Total comprehensive income					42,864

At January 24, 2004	$52,584	$215,738	$312,287	$2,808	$583,417

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

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/04	1/25/03	1/24/04	1/25/03
Weighted average common shares
outstanding (basic)	52,825	56,444	53,904	57,652
Effect of options	106	321	162	424

Weighted average common shares
outstanding (diluted)	52,931	56,765	54,066	58,076

The weighted average common shares outstanding for the diluted earnings per share calculation at January 24, 2004 excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the average price of our stock of $20.43 and $21.24 for the quarter and the nine months ended January 24, 2004, respectively and $23.72 and $24.63 for the quarter and the nine months ended January 25, 2003 respectively. These options are excluded due to their antidilutive effect at January 24, 2004 and January 25, 2003.

Note 5: Inventories

      A summary of inventory follows:

(Unaudited, amounts in thousands)	1/24/04	1/25/03	4/26/03
Raw materials	$73,589	$80,584	$78,713
Work in progress	52,236	51,742	50,041
Finished goods	116,701	131,567	137,037

FIFO inventories	242,526	263,893	265,791
Excess of FIFO over LIFO	(13,572)	(12,026)	(13,254)

Inventories, net	$228,954	$251,867	$252,537

Note 6: Restructuring

In fiscal year 2002 we recorded restructuring charges of $22.2 million, of which $13.2 million was charged in the second quarter and $9.0 million in the fourth quarter of that fiscal year. Of the $22.2 million, $3.7 million was attributable to the Upholstery Group and the remainder to the Casegoods Group. These charges were recorded in cost of sales. There have been 1,127 employees terminated of the 1,132 employees expected to be terminated as a result of these restructuring plans.

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

During the third quarter and first nine months of fiscal 2004, pre-tax restructuring charges related to these closings were $1.2 million and $9.5 million, respectively, covering the write-down of certain fixed assets, inventories, lease costs and severance related costs. We expect to dispose of two manufacturing plants by sale and the related write-down has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our third plant is leased and the lease expires in our fourth quarter of fiscal 2004. Two of the three plants have substantially ceased operations during the current quarter leaving 109 employees remaining at these facilities. Most of the remaining balance of $0.5 million of the charges represents severance and other costs and is expected to be incurred during the remainder of the fiscal 2004 in accordance with SFAS No. 146, “Accounting for Miscellaneous Costs Associated with Exit or Disposal Activities.” Restructuring liabilities along with charges to expense, cash payments or asset write-offs were as follows:

	Fiscal 2004
(Unaudited, amounts in thousands)	4/26/03 Balance	Charges to Expense	Cash Payments or Asset Write-offs	1/24/04 Balance
Fixed asset write-downs	$--	$4,256	$(4,256)	$--
Severance and benefit
related costs	313	908	(1,221)	--
Inventory write-downs	--	2,017	(2,017)	--
Other	543	2,312	(2,520)	335

Total restructuring	$856	$9,493	$(10,014)	$335

	Fiscal 2003
(Unaudited, amounts in thousands)	4/27/02 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/26/03 Balance
Severance and benefit
related costs	$1,500	$1,070	$(2,257)	$313
Other	3,100	--	(2,557)	543

Total restructuring	$4,600	$1,070	$(4,814)	$856

Note 7: Segment Information

Our reportable operating segments are the Upholstery Group and the Casegoods Group.

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/04	1/25/03	1/24/04	1/25/03
Sales
Upholstery segment	$385,511	$386,170	$1,114,000	$1,175,392
Casegoods segment	107,899	125,483	344,029	399,535
Eliminations	(1,243)	(1,114)	(3,372)	(3,426)

Consolidated	$492,167	$510,539	$1,454,657	$1,571,501

Operating income
Upholstery segment	$32,555	$38,202	$87,932	$111,951
Casegoods segment	(1,604)	7,164	(6,776)	26,078
Corporate and other	(4,911)	(5,805)	(16,759)	(18,345)

Consolidated	$26,040	$39,561	$64,397	$119,684

Note 8: Goodwill and Other Intangible Assets

Effective the beginning of fiscal 2003 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization beginning in fiscal 2003.

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

In the fourth quarter of fiscal 2003, we reevaluated the trade names and goodwill for impairment by comparing the fair values to the carrying values and determined that there was no additional impairment.  We will review goodwill and trade names for impairment in the fourth quarter of fiscal 2004.

The following table summarizes changes to goodwill and trade names in the first nine months of fiscal 2004 and fiscal 2003:

	Upholstery Group		Casegoods Group
(Unaudited, amounts in thousands)	1/24/04	1/25/03	1/24/04	1/25/03
Goodwill
Balance at beginning of year	$53,177	$70,265	$25,630	$37,979
Effect of adopting SFAS No. 142	--	(17,062)	--	(12,349)
Dispositions	--	(26)	--	--

Balance at end of quarter	$53,177	$53,177	$25,630	$25,630

Trade names
Balance at beginning of year	$16,945	$14,255	$54,199	$102,490
Effect of adopting SFAS No. 142	--	--	--	(48,291)
Acquisitions	--	2,690	--	--

Balance at end of quarter	$16,945	$16,945	$54,199	$54,199

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

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma net income and net income per share would have been as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/24/04	1/25/03	1/24/04	1/25/03
Net income	$15,279	$23,161	$36,259	$11,207
Fair value of stock plans	530	611	1,804	1,692

Proforma net income	$14,749	$22,550	$34,455	$9,515

Proforma basic net income per share	$0.28	$0.40	$0.64	$0.17

Proforma diluted net income per share	$0.28	$0.40	$0.64	$0.16

Note 10: Financial Guarantees and Product Warranties

We provide secured and unsecured financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Galleries® which are not owned by the company. Loan guarantees are generally for real estate mortgages and have terms lasting about 5 years. Lease guarantees are generally for real estate leases and have terms lasting from 1 to 5 years. These loan and lease guarantees arose to facilitate the credit of the related dealer. The guaranteed party is required to make periodic fee payments to us in exchange for the guarantees.

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

We would be required to perform under the agreements only if the dealer were to default on the loan or lease. The maximum amount of potential future payments under loan guarantees and lease guarantees were $5.8 million and $5.7 million, respectively, as of January 24, 2004. Should a dealer default on a collateralized loan, we expect to be able to liquidate the collateral, the proceeds of which we anticipate would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.

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

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues. A reconciliation of the changes in our product warranty liability is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/04	1/25/03	1/24/04	1/25/03
Balance as of beginning of the period	$19,372	$22,771	$19,066	$23,038
Accruals during the period	2,833	1,587	11,375	8,386
Settlements during the period	(2,523)	(1,684)	(10,759)	(8,450)
Adjustments during the period	--	(2,200)	--	(2,500)

Balance as of the end of the period	$19,682	$20,474	$19,682	$20,474

Note 11: Share Repurchases

The company is authorized to repurchase common stock under the repurchase program approved by our Board of Directors. At January 24, 2004 approximately 1.4 million additional shares can be repurchased pursuant to the repurchase program. Our repurchases were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/04	1/25/03	1/24/04	1/25/03
Shares repurchased	840	875	2,794	4,517
Cash used for repurchases	$17,158	$21,050	$59,378	$112,530

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, the outcome of the antidumping investigation by the United States Department of Commerce and potential disruptions from Chinese imports, the availability and cost of capital, the impact of imports as it relates to continued domestic production, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the domestic or international regulatory environment, not fully realizing cost reductions through restructurings, ability to implement new global sourcing organization strategies, the impact of new manufacturing technologies, fair value changes to our intangible assets due to actual results differing from projected, factors relating to acquisitions and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Introductory Section

La-Z-Boy Incorporated is one of the world’s leading residential furniture producers and leading producer of reclining chairs in the world, marketing furniture for every room of the home and office, as well as for the hospitality, health care and assisted-living industries. La-Z-Boy Incorporated is divided into two segments — the Upholstery Group, which manufactures and distributes upholstered furniture, and the Casegoods Group, which manufactures and distributes mainly wood furniture. The La-Z-Boy Upholstery Group companies are Bauhaus, La-Z-Boy UK, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract and Sam Moore. The La-Z-Boy Casegoods Group companies are Alexvale, American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

In a recent HFN Magazine Brand Survey ("HFN"), La-Z-Boy was rated the best known U.S. furniture brand and the third best-known household consumer brand. This provides us a favorable competitive advantage in the marketplace. Another competitive advantage we believe is the corporation’s vast proprietary distribution network which is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 322 stand-alone La-Z-Boy Furniture Galleries® stores and 319 La-Z-Boy In-Store Galleries. The La-Z-Boy Furniture Galleries® stores are owned mostly by independent dealers. We own 31 stores. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry’s fourth largest U.S. furniture retailer and the second largest single source furniture retailer. Kincaid has 17 free standing stores, which are mostly owned by independent dealers. In addition we have in-store gallery programs at our Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. Management intends to increase the proprietary distribution network at a rapid pace over the next few years.

The casegoods industry has been experiencing extreme pressures over the last few years from imports. Therefore, to meet the import pressures, our Casegoods Group has been transitioning from a domestic manufacturer of casegoods furniture to a blended strategy of domestic manufacturing and importing. Due to the changing landscape in the casegoods industry and our transition to adjust to the changes, our Casegoods Group has experienced significant sales declines in the last few years. Our Casegoods hospitality business has been negatively impacted more than the rest of our Casegood business. The hospitality industry has seen recessionary pressures which were magnified by the events on September 11, 2001. The casegoods hospitality business is more cyclical than the residential furniture industry and it is lagging behind the improving furniture industry.

Although there have been negative trends in our Casegoods Group, there have also been positive reports for recovery in the next fiscal year, especially in the hospitality business. We will perform our annual impairment test of our intangible assets in the fourth quarter. If the results of this annual impairment testing require a write down of intangibles, then we will record a charge in the fourth quarter of fiscal 2004.

The American Furniture Manufacturers Committee for Legal Trade filed with the International Trade Administration, United States Department of Commerce and the United States International Trade Commission, an antidumping petition in our second quarter targeting wood bedroom furniture from China, which may affect five of our Casegoods companies. The petition calls for duties on wood bedroom furniture from China. At the present time, casegoods comprises approximately 25% of our consolidated net sales and wood bedroom furniture imported from China is only about 15% of our casegoods sales, which equals 3.8% of our consolidated net sales. In our fiscal third quarter the International Trade Commission preliminarily determined that the domestic furniture industry may be suffering a material injury by reason of dumped wood bedroom imports from China. The United States Department of Commerce is scheduled to determine by mid-calendar year whether or not illegal dumping margins have occurred. We are still assessing what the potential impact is on our business as it relates to relations with customers and vendors as well as any capacity issues.

Results of Operations

Third Quarter Ended January 24, 2004 Compared to Third Quarter Ended January 25, 2003.
See page 3 for the consolidated statement of income with analysis of percentages and calculations.

(Unaudited, amounts in thousands)	Third Quarter Ended 1/24/04	Third Quarter Ended 1/25/03	Percent Change
Upholstery Sales	$385,511	$386,170	-0.2%
Casegoods Sales	107,899	125,483	-14.0%
Consolidated Sales	$492,167	$510,539	-3.6%

Consolidated Gross Profit	$108,058	$118,292	-8.7%
Consolidated Gross Margin	22.0%	23.2%

Consolidated S, G & A	$82,018	$78,731	4.2%
S,G, & A as a percent of sales	16.7%	15.5%

Upholstery Operating Income	$32,555	$38,202	-14.8%
Casegoods Operating Income	(1,604)	7,164	-122.4%
Consolidated Operating Income	$26,040	$39,561	-34.2%

Upholstery Operating Margin	8.4%	9.9%
Casegoods Operating Margin	-1.5%	5.7%
Consolidated Operating Margin	5.3%	7.7%

Although consolidated sales decreased quarter over quarter, orders increased 3% in the third quarter as compared to the prior year’s third quarter. As discussed in more detail below, net sales were essentially flat in the Upholstery Group while the Casegoods Group experienced a double digit decline.

The Upholstery Group had relatively flat sales in comparison to the prior year third quarter although the order rate for the third quarter showed positive signs for growth, increasing by 6% over the prior year third quarter. The La-Z-Boy division order rate showed positive signs for growth; however, declines at a select few of our other Upholstery companies somewhat offset the positive growth of the La-Z-Boy division. The average selling price of some of our core products increased due to a higher mix of leather units compared to the prior year third quarter. The La-Z-Boy division order growth was due in part to the growth of our La-Z-Boy Furniture Galleries® proprietary store system.

A major contributing factor in the Casegoods Group decline in sales was the decline in our hospitality business as discussed in the introductory section. The hospitality business was significantly down in comparison to last year due to: continued poor economic conditions in the industry since September 11, 2001, as well as newly felt import pressures. While our hospitality business has been at low volume levels in the last few years, we did experience some pick up in last year’s third quarter which was not sustained into the 2004 fiscal year. Volume suffered due to pressures from Chinese importers and other countries and also new domestic niche companies which have entered the hospitality industry. With the increased competition and the poor economic conditions in the industry, our hospitality business has seen a significant decrease in sales to some of its key customers. The hospitality business accounted for 64% of the Casegoods decline from the prior year third quarter. Some hospitality industry research analysts are expecting a recovery in the industry to commence in the 2004 calendar year.

Another cause for the decline in our Casegoods Group sales was that some larger key customers began directly importing from overseas therefore reducing or ceasing orders with our Casegoods companies. The Casegoods Group is still in the process of transitioning into our blended strategy of outsourcing certain products and a shift of production among La-Z-Boy Casegoods facilities. We have seen positive signs for growth in our youth furniture business and we believe some of our newer products are poised for future growth.

Our gross profit as a percent of sales decreased quarter over quarter due, in part, to our restructuring efforts. We announced in the first quarter that three of our Casegoods plants would close. These closings will help offset the negative trends relating to the under-absorption of factory costs by increasing efficiencies and better absorbing fixed costs. During the second quarter we substantially ceased operations in two of the three plants. The restructuring costs for the third quarter accounted for 0.3% of the decrease in gross margin. Additionally, our gross profit was negatively impacted by the cost of phasing out certain product lines. Our hospitality plant utilization was down significantly, which contributed to the lower gross margin. The Casegoods capacity utilization was lower in the third quarter of the current year as compared to the prior year’s third quarter, which resulted in further degradation of margins.

Selling, general and administrative (S, G & A) expenses increased in the third quarter of fiscal 2004 compared to the prior year third quarter, both in dollar amount and as a percent of sales. Contributing to the increase in S, G & A were the following factors:

i)	Advertising expense was up over the prior year third quarter due to additional emphasis being given to several new lines in addition to increases as a result of opening of new retail locations.

ii)

New retail locations also contributed to increasing rent expense over the prior year quarter and because the new retail stores were in the beginning stage of operations, these stores had a higher S, G & A expense as a percent of sales.

iii)

Warranty expenses were slightly higher than the prior year third quarter due to reductions to our reserve in the prior year third quarter as a result of decreasing warranty costs in the twelve months leading up to that time period. The reduction in the warranty reserve with the increase in claims processed was a result of implementing a new system for processing warranty claims. This system essentially eliminated the backlog of claims in the system, therefore increasing the claims paid out in the current period.

iv)	Professional fees expense increased in this quarter in comparison to the prior year due to fees on technology projects and other cost saving projects that are currently under way.

Somewhat offsetting the above increases in S, G & A were decreases during the quarter to several incentive-based compensation accruals as a result of current operating results.

Operating profit as a percent of sales in the current year decreased from the previous year’s third quarter. The major factors for the decrease in operating margin were the increased S, G &A and the decreased gross margin. The restructuring accounted for 0.3% of the decline in the operating margin.

In the Upholstery Group, operating margins decreased in the third quarter of fiscal 2004 from the prior year third quarter. Contributing to the decrease in operating margin was the increase in S, G & A as a percent of sales. As discussed above, new retail locations adding rent and advertising expense in fiscal 2004 in addition to lower than normal warranty expense in the prior year third quarter were the main causes of the increase in S, G & A.

The Casegoods operating margin decreased in the current year third quarter compared to the prior year. The restructuring expenses accounted for 1.2% of the decline in operating margin. The operating margin has been negatively impacted by the significant decrease in volume in our Casegoods hospitality business, which has resulted in low capacity utilization. Additionally, the Casegoods operating margin decreased because S, G & A remained comparable to the prior year while sales decreased significantly. We have marginally lowered our fixed and variable expenses but not at the same rate as the double digit decline in sales. The continuing decrease in capacity utilization in this quarter has made it difficult to decrease variable expenses at a similar rate. In contrast, we have increased some variable expenditures such as advertising to recover lost market share.

Interest expense for the fiscal 2004 third quarter was lower than the fiscal 2003 third quarter due to a decrease in average debt of over $30 million.  Our interest rate for the third quarter of fiscal 2004 was flat with last year’s third quarter rate. The current level of debt is consistent with management’s objective to maintain our total debt-to-capitalization ratio (total debt divided by shareholders’ equity plus total debt) in the mid-twenty-percentage range.

Nine Months Ended January 24, 2004 Compared to Nine Months Ended January 25, 2003.

See page 4 for the consolidated statement of income with analysis of percentages and calculations.

(Amounts in thousands)	Nine Months Ended 1/24/04	Nine Months Ended 1/25/03	Percent Change
Upholstery Sales	$1,114,000	$1,175,392	-5.2%
Casegoods Sales	344,029	399,535	-13.9%
Consolidated Sales	$1,454,657	$1,571,501	-7.4%

Consolidated Gross Profit	$315,561	$367,541	-14.1%
Consolidated Gross Margin	21.7%	23.4%

Consolidated S, G, & A	$251,164	$247,857	1.3%
S,G & A as a percent of sales	17.3%	15.8%

Upholstery Operating Income	$87,932	$111,951	-21.5%
Casegoods Operating Income	(6,776)	26,078	-126.0%
Consolidated Operating Income	$64,397	$119,684	-46.2%

Upholstery Operating Margin	7.9%	9.5%
Casegoods Operating Margin	-2.0%	6.5%
Consolidated Operating Margin	4.4%	7.6%

A major factor contributing to the decreased sales was the strong first six months experienced in fiscal 2003. This strength in the prior year was partly attributable to the reduction of our high levels of backlog. Increases in price discounts and promotional discounts in the current year—which are contra sales accounts—also contributed to the lower sales.

The Upholstery Group’s higher sales in the prior year was aided by a higher backlog entering the beginning of the prior year. During the first nine months of fiscal 2003, our backlog decreased 10%, while during the first nine months of fiscal 2004 our backlog increased by 40%. The current year increase in backlog reflects the order rate growth we are experiencing in our Upholstery Group.

Our Casegoods Group sales decline for the first nine months was the result of weak sales activity in the hospitality sector, import pressures, and national retailers buying direct from overseas. The Casegoods hospitality business accounted for 33% of the Casegoods decline. Our hospitality business continued to suffer as a result of weakness in the travel business due to the events of September 11, 2001 and a significant decline in sales to some major customers. Also contributing to Casegoods hospitality business decline was lost market share to Chinese importers and domestic niche companies. We believe the actions we have taken over the last nine months for our Casegoods Group will help mitigate the import pressures that the Casegoods business has experienced. As a result of our further implementation of our Casegoods Group strategic alignment, our imported product for the first nine months of fiscal 2004 increased by 9.3% over last year’s comparable period as a percent of the Casegoods Group sales. We believe that if the current order rate for the Casegoods Group is sustained, we should see a single digit decrease in sales in the 2004 fourth fiscal quarter compared to same prior year period.

The decrease in the gross margin was attributable to several factors: (i) restructuring costs due to the announced plant closing in the first quarter of the current year—the restructuring costs for the nine months accounted for 0.7% of the decrease in gross margin; (ii) a larger percentage of cost of sales being fixed versus variable at lower sales volumes; (iii) price increases in overseas shipping container costs which we were unable to pass on to our dealers; (iv) more aggressive price discounts and promotions in the current year and (v) additional down days taken during the first nine months to keep our domestic inventories in line with our demand.

The increase in S, G & A expenses as a percent of sales in the current year was primarily attributable to the decrease in sales volume at both the Upholstery and Casegoods Groups. S, G & A increased as a percent of sales due to several other contributing factors:

i)	A decrease in sales compared to a relatively unchanged fixed cost component of S, G & A.

ii)

The pre-opening and start up expenses of several company-owned retail stores during the past twelve months. Since these new retail stores were in the beginning stage of operations, these stores had a higher S, G & A expense (mainly advertising and rent) as a percent of sales.

iii)

Increased warranty expenses in the current year which were mainly the result of lower than normal expenses in the prior year as claims had been declining leading up to that period. The reduction in the warranty reserve with the increase in claims processed resulted from implementing a new system for processing warranty claims. This system essentially eliminated the backlog of claims in the system, therefore increasing the claims paid out in the current period.

iv)	Increased professional fees expense in the current year due to fees on technology projects and other cost saving projects that are currently under way.

Operating profit as a percent of sales decreased in the current year first nine months compared to the prior year. The major factor for the decrease in operating margin was the 7.4% decrease in sales, which led to a decline in productivity and under-absorption of our factory costs. The restructuring, which was announced in the first quarter, accounted for 0.7% of the decrease in operating margin. The additional down days taken during the first six months to keep our domestic inventories in line with our demand also contributed to the decrease in operating profit.

In the Upholstery Group, operating margins decreased in the first nine months of fiscal 2004 compared to the prior year first nine months. The operating margin in our 2003 first nine months benefited from the strong shipment and backlog levels in the first six months, which were not evident in the current year’s first half. Additionally, the operating margin was negatively impacted due to the increased S, G & A as a percent of sales.

Contributing to the decrease in the current year Casegood’s operating margin was the restructuring, which accounted for 2.8% of the decrease. In order to lower our inventories, we incurred additional downtime at our manufacturing facilities during the first six months, which resulted in additional degradation of our operating margins. Operating margin has been negatively impacted by the significant decrease in volume which has resulted in low capacity utilization. We have been unable to decrease S, G & A at a proportional rate to the decrease in sales volume. Beginning with our April 2004 fourth quarter, we should begin to realize the savings that are a direct result of our Casegoods restructuring. We believe that the annual savings related to the closing of these plants will be approximately $5.0 million and will help to diminish the deterioration in our Casegoods margins. The realization of the annual savings depends on maintaining our domestic volume and product mix manufactured at our Casegoods plants.

Interest expense for the nine months ended January 2004 was higher than the prior year due to an increase of about $15 million in average debt and a 0.5% increase in the average interest rate.

Liquidity and Capital Resources

See pages 3 through 7 for our Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows, and Consolidated Statement of Changes in Shareholders’ Equity.

The increase in cash flows from operations in the first nine months of 2004 compared to 2003 was due mainly to the decrease in inventory and receivables in the first nine months of the current year. Inventories declined as a result of decreasing sales during the period and our emphasis on maintaining our inventory at reasonable levels. In the aggregate, capital expenditures, dividends and stock repurchases declined to $96.7 million during the first nine months of fiscal 2004, down from $156.8 million in fiscal 2003 mainly due to the reduced stock repurchases during the current year.

During the first nine months of the current fiscal year, we used $59.4 million to repurchase common stock under the repurchase program approved by our Board of Directors, compared to $113.7 million used in the first nine months of the prior year. We have been using our stock repurchasing program to maintain our total debt to capitalization ratio in the mid twenties. We are not obligated to continue such purchases, however, and may suspend them at any time. As of January 24, 2004, approximately 1.4 million additional shares could be repurchased pursuant to the repurchase program.

Our financial strength is reflected by our total debt-to-capital percentage which was 24.9% at January 24, 2004, 26.9% at April 26, 2003, and 27.1% at January 25, 2003. During the first nine months of fiscal 2004, we paid down net debt by approximately $30 million. Cash paid for interest increased in the nine months in comparison to the prior year due to the first two semi-annual interest payments on our $86 million private placement debt. We had several interest rate swap agreements expire in December, 2003, which lowered our effective rate prospectively.  Cash paid on income taxes decreased in the current year due to timing of payments and a decrease in projected net income as compared to the prior fiscal year.

As of January 24, 2004, we had credit availability of approximately $349.9 million under several credit agreements.

Our contractual obligations have not materially changed from our second quarter filing. We have guaranteed various mortgages and leases in connection with certain proprietary stores which are not company owned. The total amount of these guarantees is $11.5 million. Of this, $2.7 million will expire within one year, $7.8 million in one to three years, and $1.0 million in four to five years.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 26, 2003. As described below, there are new accounting pronouncements which did not have a material effect on our third quarter. Therefore, our critical accounting policies, as described in our Form 10-K for the year ended April 26, 2003, are not affected by the new pronouncements.

In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities.” A variable interest entity (“VIE”) is generally defined as an entity which has insufficient equity to finance its activities or the owners of the entity lack the risk and rewards of ownership. FIN 46 requires a company to consolidate a VIE if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. The provisions of this statement apply at inception for any entity created after January 31, 2003. We will apply FIN 46 to new entities as applicable. We have not created any variable interest entities in the period from January 31, 2003 through January 24, 2004. In addition, the consolidation requirements of this Interpretation for variable interest entities created before January 31, 2003 was extended by the FASB until the first reporting period ending after March 15, 2004. We are presently evaluating the effect of this statement and at this time, we are unable to determine the impact, if any, that may result from the implementation of FIN No. 46 on our financial condition or results of operations.

In December 2003, the FASB issued revised SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revision of this statement calls for more disclosures on the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. The revisions to this statement are effective for our fourth quarter and our fiscal year ending April 24, 2004.

Outlook

We recently have seen signs that the overall U.S. economy continues to strengthen. Continued low interest rates, increasing consumer confidence and housing starts and housing turnover have historically been positive for our industry. Additionally, there continues to be an argument that strong pent-up demand for furniture remains as consumers have postponed purchases in favor of alternative consumer durable goods and attractive automobile offers. Lastly, we believe the increase in home and decorating TV programming will bring a heightened consumer focus to home furnishing products.

The recent order rate growth we have experienced is encouraging to us as we move into our fourth quarter of fiscal year 2004. If consumer confidence continues to remain stable or improves, we believe increased order trends can be sustained through the end of this fiscal year.

We believe our Upholstery Group is well positioned with its powerful consumer brand name (La-Z-Boy ranked the third best consumer brand name in the home according to HFN) and its growing proprietary distribution system to capitalize on improved demand.

Our Casegoods Group has experienced a severe sales decline over the last several years. We believe that casegoods have hit a cyclical trough. Our Casegoods hospitality business has been negatively impacted by the slowdown in the hospitality (hotels/motels) industry but it is beginning to show signs of a turn around. We believe there are signs for positive order trends in our fourth quarter. We expect that Casegoods Group sales will be down mid-single digits in comparison with the prior year fourth quarter, which would end double digit declines in several consecutive quarters. In the Casegoods Group, we continue to grow the percentage of our imported finished goods and furniture components which are at lower costs and are offering highly attractive products with a strong price/quality value proposition to our dealers. With our new casegoods management and global sourcing organization in place, we intend to increasingly capitalize on our core product design, merchandising and marketing competencies to reverse our loss of market share.

We expect interest expense to be lower in the next quarter in comparison to the prior year fourth quarter.

We are anticipating our fiscal 2004 full year income tax rate to be approximately 38.0%, which is the same rate as fiscal 2003.

We are currently expecting sales for the fourth quarter to be up in the low single digits and we anticipate reported earnings for the fourth quarter to be in the range of $0.40 — $0.45 per diluted share versus $0.45 per diluted share in the prior year fourth quarter. Therefore, for the fiscal year we are anticipating a range of $1.07 — $1.12 per diluted share versus the $1.67 before the cumulative effect of accounting change per diluted share we earned in fiscal 2003.

We expect total capital expenditures to be between $28 million and $30 million for fiscal 2004. This compares to $32.8 million of capital expenditures in fiscal 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates.  Our exposure to interest rate risk results from our floating rate $300 million revolving credit facility under which we had $40 million borrowed as of January 24, 2004, as well as our various floating rate industrial revenue bond issues under which we had $28 million borrowed at January 24, 2004. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2004 based upon the quarter end levels of exposed liabilities.  We had several interest rate swap agreements expire in December, 2003.

We are exposed to market risk from changes in the value of foreign currencies.  Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time.  At January 24, 2004, we had foreign exchange forward contracts outstanding relating to the Canadian Dollar. Substantially all of our other imported purchased parts and finished goods are denominated in U.S. dollars.  We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2004.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

        (10.1)      Form of Change in Control Agreement (Incorporated by reference to an exhibit to form 8-K dated February 6, 1995, commission file number 1-9656).
                       Only directors or executive officers currently covered: Patrick H. Norton,
                       Kurt L. Darrow, David M. Risley, John J. Case, Steven M. Kincaid, Rodney D. England.

        (11)         Statement of Computation of Per Share Earnings
                        See note 4 to the financial statements included in this report.

        (31)         Certifications of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act

        (32)         Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

        (99.1)       Press Release dated February 10, 2004

(b)    Reports on Form 8-K

         None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: February 10, 2004

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

Date:   February 10, 2004

BY:/S/Kurt L. Darrow —————————————— Kurt L. Darrow Chief Executive Officer

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

Date:   February 10, 2004

BY:/S/David M. Risley —————————————— David M. Risley Chief Financial Officer

Exhibit 32

CERTIFICATION OF EXECUTIVE OFFICER*

Pursuant to 18 U.S.C. section 1350, the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certify, to such officers’ knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended January 24, 2004 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

BY:/S/Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
February 10, 2004

BY:/S/David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
February 10, 2004

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 99.1

NEWS RELEASE

Contact:   Mark Stegeman                                             (734) 241-4418                                    mark.stegeman@la-z-boy.com

LA-Z-BOY THIRD QUARTER OPERATING RESULTS

MONROE, MI. February 10, 2004 – La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported operating results for its third fiscal quarter ended January 24, 2004. Net sales for the quarter declined 3.6% from a year earlier, to $492 million, from $511 million in the same period of fiscal 2003. Earnings per fully diluted share for the quarter were $0.29 – including a $0.01 per share restructuring charge on an after-tax basis – which was within management’s previously announced guidance range. This compares to $0.41 per fully diluted share earned in the January 2003 quarter.

For the nine months ended January 24, 2004, net sales declined 7.4%, to $1.455 billion from $1.572 billion in fiscal 2003‘s first nine months. Diluted earnings per share for the nine months totaled $0.67, including restructuring charges of $0.11 per share on an after-tax basis. This compares to $1.22 per diluted share earned in the same period of fiscal 2003 – before the cumulative effect of an accounting change related to goodwill and trade names. After the cumulative effect of the accounting change, net income for last year’s first nine months was $0.19 per diluted share.

Consolidated operating margin for the most recent quarter was 5.3%, down from 7.7% a year earlier, while the nine-month operating margin was 4.4% this year, compared to 7.6% in the same period of fiscal 2003. La-Z-Boy Incorporated president and CEO Kurt L. Darrow said, “This quarter’s operating profit margins were weakened by lower capacity utilization, continued price competition and discounting pressures, particularly in the casegoods (wood) segment of our business, as well as certain specific product-related cost issues. While our current operating margins remain below our expectations, particularly in the casegoods segment, we believe a modest volume increase will provide meaningful upside margin leverage. Meanwhile, we are encouraged by stronger incoming upholstery orders during the most recent quarter, representing a continuation of the positive trend we noted in mid-November. This improved order trend produced a higher upholstery backlog at quarter-end, which should contribute to improved performance during our fourth fiscal quarter.”

Upholstery segment

Upholstery segment sales were virtually flat for the January quarter compared to the same period of fiscal 2003, and were down 5.2% through the first nine months of the fiscal year. Darrow said, “Our year-over-year upholstery sales comparisons have shown relative improvement quarter by quarter this year, moving from a decline of 8.5% in the July quarter to unchanged in the just-ended January quarter.”

The January quarter operating margin for the upholstery segment was 8.4%, down from 9.9% in the year-earlier quarter, while nine-month operating margin declined to 7.9% from 9.5% a year earlier. Despite flat sales during the quarter margins dropped due to a number of factors including a change in product mix combined with minor increases in certain selling, general and administrative expenses. Additionally, our margins for the quarter were negatively impacted by the additional rent and advertising expense without the benefit of offsetting revenues from the opening of several new company-owned La-Z-Boy Furniture Galleries retail locations. For the year-to-date period, the upholstery group’s margin decline additionally reflected lower sales volume, as well as substantial plant downtime in the first quarter and higher promotional expenses in the first two quarters of the current year period.

Darrow noted that four free-standing ‘New Generation’ La-Z-Boy Furniture Galleries® stores were opened during the January quarter and two other stores were remodeled to the more productive New Generation format. At quarter-end, the total Furniture Galleries store count stood at 322, including 65 stores featuring the New Generation format. Darrow commented, “As we have previously indicated, we have a comprehensive plan to aggressively expand La-Z-Boy’s mostly independently-owned Furniture Galleries store system and accelerate the pace at which old format stores are converted to the New Generation format. This entails opening as many as 20 or more new stores per year and relocating or remodeling an equal number of stores annually for the next 4-5 years.”

Darrow added, “Subsequent to quarter end, we reached an agreement in principle with our independent licensee to acquire four La-Z-Boy Furniture Galleries stores in the Baltimore, Maryland area, which will bring the total number of company-owned stores to 35. The Washington-Baltimore corridor represents the second largest home furnishings market in the country, and is also one of the most underserved major metropolitan areas in terms of retail furnishings outlets. This strategic acquisition will complement our existing infrastructure in Washington, D.C. and quickly be accretive to our earnings. With this acquisition, La-Z-Boy will have a total of 12 company-owned stores in the Washington-Baltimore market, with 5 of the stores featuring the New Generation format. In order to quickly maximize our store productivity within this exciting market, we are planning to upgrade or relocate a substantial number of the remaining stores.”

Casegoods Segment

Casegoods segment sales for the January quarter declined 14.0% from a year earlier and were down 13.9% through the first nine months. Darrow noted, “Most of the companies comprising this group continue to face challenges to effectively compete against imported products being directly sourced by large retailers. However, the major element of the quarter’s sales decline was the group’s hospitality business which caters to the hotel industry, where sales comparison for the quarter were hurt by continuing weakness in the lodging market. The U.S. hospitality market has continued to remain under steady pressure since the September 11th terrorist attacks and is just beginning to show signs of rebounding. Absent the hospitality business in our casegoods group, we have slowed down the negative trends of the last two years and are optimistic we will begin to grow this business by strengthening the service, delivery and quality aspects of this highly competitive business segment.”

Casegoods margins for both periods were sharply below those of a year earlier, primarily reflecting the lower sales, increased plant downtime, continued promotional activity and some disruptions resulting from recent plant closures. For the January quarter, the casegoods segment’s operating margin was (1.5)% including restructuring charges, down from 5.7% a year earlier – while the nine-month operating margin fell to (2.0)% including restructuring, from 6.5% in the same period of fiscal 2003. All of this year’s third quarter and nine-month restructuring charges related to the casegoods segment.

Darrow said, “As we continue to source product internationally, we are mindful of the critical balance between our domestic production and sourcing capabilities, while striving to maximize our casegoods manufacturing utilization. We will continue our blended strategy of both sourced and domestic product and will closely examine two key elements, quality and delivery times, which are important to the success of our retail partners. We have five casegoods manufacturing facilities for our five companies producing domestic product and with the uncertainty surrounding the antidumping petition on Chinese bedroom furniture, we are unlikely to take further plant rationalization action until the result of the antidumping action is known. However, we actively continue to evaluate other means to grow our volume and reduce costs in these businesses.”

Casegoods Group restructuring charge

The closure of three casegoods group manufacturing facilities, announced last June, will result in total pre-tax charges of approximately $10 million, or $0.11 per diluted share on an after-tax basis. The first largely non-cash charge of $6.3 million was incurred during the July 2003 first quarter, and was taken to cover the write-down of certain fixed assets and inventories. In the October 2003 and January 2004 quarters, respectively, pre-tax expense of $2.0 million, or $0.02 per diluted share on an after-tax basis, and $1.0 million or $0.01 per diluted share on an after-tax basis was recorded – primarily for severance and relocation costs related to the plant closures. The balance will be incurred in the fiscal fourth quarter.

Balance sheet

Total inventories were reduced by $8.7 million during the three months ended January 24, 2004 and by $23.6 million for the nine months ended on the same date. Total debt at the end of the third quarter stood at $194 million, down from $207 million at mid-year, and the debt-to-capital ratio at quarter-end was 24.9%, compared to 26.1% three months earlier, and 26.9% at the end of fiscal 2003.

During the quarter, La-Z-Boy repurchased 840,000 of its common shares for a total of $17.2 million and, through the first nine months, 2.8 million shares were repurchased for a total of $59.4 million. As of January 24, 2004, 1.4 million shares remained available under the company’s existing stock repurchase authorization. Darrow remarked, “Today our board of directors authorized the addition of 6 million shares to our stock repurchase program bringing the total to 7.4 million shares. This increase reflects the continued belief that the company will generate significant positive cash flows in the future and that over the long term our operating margins will strengthen. We will continue to target a debt-to-capital ratio in the mid-twenties.”

Business outlook

Commenting on the current business outlook, Darrow said, “We are encouraged by the recent pickup in our incoming order rate and other external signs that our industry is currently in the midst of a recovery process. Although U.S. employment growth has thus far been agonizingly slow, an increasing number of indicators show the U.S. economy continuing to gain strength, and most observers believe that jobs growth will inevitably follow. Within this context, we currently expect our April fourth quarter sales to be up in the low-single digit range compared to the prior year period, and we anticipate reported earnings for the fourth quarter to be in the range of $0.40 — $0.45 per diluted share. This would compare to the $0.45 we earned per diluted share in fiscal 2003‘s final quarter, and would bring full year fiscal 2004 earnings per diluted share to $1.07 — $1.12, including $0.11 of restructuring charges, compared to fiscal 2003‘s $1.67 – before a cumulative accounting change charge of $1.04.”

Forward-looking Information

Any forward-looking statements contained in this news release are based on current information and assumptions and represent management’s best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, the outcome of the antidumping investigation by the United States Department of Commerce and potential disruptions from Chinese imports, the availability and cost of capital, the impact of imports as it relates to continued domestic production, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the domestic or international regulatory environment, not fully realizing cost reductions through restructurings, ability to implement new global sourcing organization strategies, the impact of new manufacturing technologies, fair value changes to our intangible assets due to actual results differing from projected, factors relating to acquisitions and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Conference Call Information

The dial-in phone number for tomorrow’s conference call at 11 a.m. E.S.T. will be (800) 374-1298 for persons calling from within the U.S. or Canada, and (706) 634-5855 for international callers. The call will also be webcast live and archived on the Internet, with both accessible at http://www.la-z-boy.com/about/ir_confcalls.asp. A telephone replay will remain available for a week to callers from the U.S. and Canada at (800) 642-1687 and to international callers at (706) 645-9291. The passcode for the replay is 5050375.

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

The corporation’s vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 322 stand-alone La-Z-Boy Furniture Galleries® stores and 319 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry’s fourth largest U.S. furniture retailer and the second largest single source furniture retailer. Additional information is available at http://www.la-z-boy.com/

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Third Quarter Ended
			% Over	Percent of Sales
	1/24/04	1/25/03	(Under)	1/24/04	1/25/03
Sales	$492,167	$510,539	-3.6%	100.0%	100.0%
Cost of sales	384,109	392,247	-2.1%	78.0%	76.8%

Gross profit	108,058	118,292	-8.7%	22.0%	23.2%
Selling, general and administrative	82,018	78,731	4.2%	16.7%	15.5%

Operating profit	26,040	39,561	-34.2%	5.3%	7.7%

Interest expense	2,697	2,948	-8.5%	0.5%	0.6%
Other income, net	1,301	435	199.1%	0.2%	0.2%

Pre-tax income	24,644	37,048	-33.5%	5.0%	7.3%
Income tax expense	9,365	13,887	-32.6%	38.0%*	37.5%*

Net income	$15,279	$23,161	-34.0%	3.1%	4.5%

Basic average shares	52,825	56,444

Basic net income per share	$0.29	$0.41

Diluted average shares	52,931	56,765

Diluted net income per share	$0.29	$0.41

Dividends paid per share	$0.10	$0.10

*As a percent of pre-tax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Nine Months Ended
			% Over	Percent of Sales
	1/24/04	1/25/03	(Under)	1/24/04	1/25/03
Sales	$1,454,657	$1,571,501	-7.4%	100.0%	100.0%
Cost of sales	1,139,096	1,203,960	-5.4%	78.3%	76.6%

Gross profit	315,561	367,541	-14.1%	21.7%	23.4%
Selling, general and administrative	251,164	247,857	1.3%	17.3%	15.8%

Operating profit	64,397	119,684	-46.2%	4.4%	7.6%

Interest expense	8,936	7,128	25.4%	0.6%	0.5%
Other income, net	3,021	1,945	55.3%	0.2%	0.2%

Pre-tax income	58,482	114,501	-48.9%	4.0%	7.3%
Income tax expense	22,223	43,512	-48.9%	38.0%*	38.0%*

Income before cumulative effect of
accounting change	36,259	70,989	-48.9%	2.5%	4.5%
Cumulative effect of accounting
change (net of tax of $17,920)	--	(59,782)	100.0%	0.0%	-3.8%

Net income	$36,259	$11,207	223.5%	2.5%	0.7%

Basic average shares	53,904	57,652
Basic net income per share before
cumulative effect of accounting change	$0.67	$1.23
Cumulative effect of accounting change per
share	--	(1.04)

Basic net income per share	$0.67	$0.19

Diluted average shares	54,066	58,076
Diluted net income per share before
cumulative effect of accounting change	$0.67	$1.22
Cumulative effect of accounting change per
share	--	(1.03)

Diluted net income per share	$0.67	$0.19

Dividends paid per share	$0.30	$0.30

*As a percent of pre-tax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	1/24/04	1/25/03	Dollars	Percent	4/26/03
Current assets
Cash and equivalents	$25,774	$23,817	$1,957	8.2%	$28,817
Receivables, net	295,148	337,553	(42,405)	-12.6%	340,467
Inventories, net	228,954	251,867	(22,913)	-9.1%	252,537
Deferred income taxes	35,897	33,834	2,063	6.1%	37,734
Other current assets	16,880	19,841	(2,961)	-14.9%	19,939

Total current assets	602,653	666,912	(64,259)	-9.6%	679,494
Property, plant and equipment, net	201,398	211,639	(10,241)	-4.8%	209,411
Goodwill	78,807	78,807	--	0.0%	78,807
Trade names	71,144	71,144	--	0.0%	71,144
Other long-term assets	89,498	69,409	20,089	28.9%	84,210

Total assets	$1,043,500	$1,097,911	$(54,411)	-5.0%	$1,123,066

Current liabilities
Lines of credit	$3,000	$--	$3,000	N/M	$--
Current portion of long-term
debt and capital leases	4,893	2,130	2,763	129.7%	1,619
Accounts payable	69,475	74,070	(4,595)	-6.2%	78,931
Accrued expenses and other
current liabilities	121,017	125,504	(4,487)	-3.6%	134,037

Total current liabilities	198,385	201,704	(3,319)	-1.6%	214,587
Long-term debt	185,077	221,759	(36,682)	-16.5%	221,099
Capital leases	826	1,512	(686)	-45.4%	1,272
Deferred income taxes	38,154	28,513	9,641	33.8%	36,928
Other long-term liabilities	37,641	38,327	(686)	-1.8%	39,241
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	52,584	55,974	(3,390)	-6.1%	55,027
Capital in excess of par value	215,738	215,267	471	0.2%	216,081
Retained earnings	312,287	339,365	(27,078)	-8.0%	342,628
Accumulated other compre-
hensive income (loss)	2,808	(4,510)	7,318	162.3%	(3,797)

Total shareholders' equity	583,417	606,096	(22,679)	-3.7%	609,939

Total liabilities and
shareholders' equity	$1,043,500	$1,097,911	$(54,411)	-5.0%	$1,123,066

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Third Quarter Ended		Nine Months Ended
	1/24/04	1/25/03	1/24/04	1/25/03
Cash flows from operating activities
Net income	$15,279	$23,161	$36,259	$11,207
Adjustments to reconcile net income to
cash provided by operating activities
Cumulative effect of accounting change - net of income taxes	--	--	--	59,782
Depreciation and amortization	7,193	7,714	21,830	22,840
Change in receivables	23,833	21,386	44,862	45,290
Change in inventories	8,701	(5,515)	23,583	(40,441)
Change in payables	(11,784)	(11,834)	(9,456)	5,066
Change in other assets and liabilities	(2,012)	(13,278)	(5,339)	(27,601)
Change in deferred taxes	1,820	(1,702)	3,063	1,489

Total adjustments	27,751	(3,229)	78,543	66,425

Net cash provided by operating activities	43,030	19,932	114,802	77,632

Cash flows from investing activities
Proceeds from disposals of assets	196	85	1,968	1,232
Capital expenditures	(6,409)	(7,011)	(21,035)	(25,777)
Acquisitions, net of cash acquired	--	--	--	(3,089)
Change in other long-term assets	15	(641)	(732)	(14,920)

Net cash used for investing activities	(6,198)	(7,567)	(19,799)	(42,554)

Cash flows from financing activities
Proceeds from debt	5,544	109,435	12,466	187,162
Payments on debt	(18,680)	(97,706)	(42,175)	(105,333)
Capital leases	(145)	(146)	(486)	(430)
Stock issued for stock option & 401(k) plans	246	2,367	6,258	10,109
Repurchase of common stock	(17,158)	(21,050)	(59,378)	(112,530)
Dividends paid	(5,279)	(5,681)	(16,266)	(17,366)

Net cash used for financing activities	(35,472)	(12,781)	(99,581)	(38,388)
Effect of exchange rate changes on cash and equivalents	(173)	510	1,535	356

Net increase (decrease) in cash and equivalents	1,187	94	(3,043)	(2,954)
Cash and equivalents at beginning of period	24,587	23,723	28,817	26,771

Cash and equivalents at end of period	$25,774	$23,817	$25,774	$23,817

Cash paid during period - income taxes	$11,150	$20,778	$21,643	$54,197
- interest	$3,567	$1,974	$10,007	$5,136