Form 10-K
period 2004-04-24
LA-Z-BOY INC
filed 2004-06-14
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED APRIL 24, 2004
Commission File No. 1-9656

LA-Z-BOY INCORPORATED
1284 N. Telegraph Road, Monroe, MI 48162
(734) 241-4074

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]	No [ ]

Based on the closing price on the New York Stock Exchange on June 10, 2004, the aggregate market value of Registrant’s common shares held by nonaffiliates of the Registrant was $937.7 million.

The number of common shares outstanding of the Registrant was 51,953,917 as of June 10, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s 2004 Annual Report to Shareholders for the year ended April 24, 2004 are filed as an exhibit and incorporated by reference into Parts I and II.
(2)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 10, 2004 are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED FORM 10-K ANNUAL REPORT – 2004
TABLE OF CONTENTS

Page Number(s)
Cautionary Statement Concerning Forward-Looking Statements	3
PART I
Item 1. Business	3-8
Item 2. Properties	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9
Executive Officers of the Registrant	9-10
PART II
Item 5. Market Price for Registrant's Common Equity and
Related Stockholder Matters	10-12
Item 6. Selected Financial Data	12
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation	12
Item 7a. Quantitative and Qualitative Disclosures about
Market Risk	12
Item 8. Financial Statements and Supplementary Data	12
Item 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosures	12
Item 9a. Controls and Procedures	12
PART III
Item 10. Directors and Executive Officers of the Registrant	13
Item 11. Executive Compensation	13
Item 12. Security Ownership of Certain Beneficial Owners
and Management	13
Item 13. Certain Relationships and Related Transactions	13
Item 14. Principal Accountant Fees and Services	13
PART IV
Item 15. Exhibits, Financial Statement Schedules and
Reports on Form 8-K	14

Note: The responses to Items 10 through 13 are included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 10, 2004. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in Parts I and II of this document and in the portions of Exhibit (13) incorporated by reference into those Parts, which are subject to risks and uncertainties. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in or incorporated into this document regarding:

future income, margins and cash flow future growth adequacy and cost of financial resources	future economic performance industry and importing trends management plans

Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes,” “plans,” ” intends” and “expects” or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer sentiment or demand; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the outcome of the anti-dumping investigation by the United States Department of Commerce and potential disruptions from Chinese imports; (i) supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement new global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently owned dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently owned dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; and (v) factors relating to acquisitions and other factors identified from time to time in the our reports filed with the Securities and Exchange Commission.  We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

PART I

ITEM 1. BUSINESS.

Edward M. Knabush and Edwin J. Shoemaker started Floral City Furniture in the 1920s and, in 1928, the newly formed company introduced its first recliner. In 1941, the name was changed to La-Z-Boy Chair Company and then in 1996 it was changed to La-Z-Boy Incorporated.  In 1941, we were incorporated in the state of Michigan and since then the La-Z-Boy name has become the most recognized in the industry .  Over the last twenty years, we increased our breadth of products mainly through acquisitions of such companies as Kincaid, England, Bauhaus, Hammary and Sam Moore. Further expansion was realized on January 29, 2000, when we acquired LADD Furniture Inc.  In addition to these acquisitions, we have increased our ownership of retail stores during the past several years.  La-Z-Boy Incorporated is divided into two segments - the Upholstery Group, which manufactures and distributes upholstered furniture, and the Casegoods Group, which manufactures and distributes mainly wood furniture.  The La-Z-Boy Upholstery Group companies are Bauhaus, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract, La-Z-Boy UK and Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

In terms of sales, we are the second largest furniture manufacturer in the United States of America, the largest reclining-chair manufacturer in the world and North America’s largest manufacturer of upholstered furniture. We also manufacture and import casegoods (wood) furniture products from outside the U.S. for resale in North America.   La-Z-Boy Incorporated is one of the world’s leading residential furniture producers and the leading producer of reclining chairs in the world, marketing furniture for every room of the home, as well as for the office, hospitality, health care and assisted-living industries.

During the first quarter of fiscal 2004, we announced the closing of three of our Casegoods Group manufacturing facilities. This action was the result of under-utilization of certain manufacturing facilities as we transition to more foreign-sourced products in order to be competitive with imported furniture.  The closure of these facilities resulted in the elimination of 480 jobs.  Approximately 75 jobs were created at other facilities resulting from the closures.  During fiscal 2004, pre-tax restructuring charges were $10.4 million, covering the write-down of certain fixed assets and inventories, lease costs and severance related costs. We expect to dispose of two manufacturing plants by sale and the related write-down has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Our third plant was leased and the lease expired in our fourth quarter of fiscal 2004. The plants have substantially ceased operations during the year, leaving 16 employees remaining at these facilities.  You can find more information about our restructurings in Note 13 to our consolidated financial statements (page 39) included in Exhibit (13) and in the “Management’s Discussion and Analysis” section also included in Exhibit (13) (page 23), both of which are incorporated in this item by reference.

In fiscal 2004, we adopted Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46"), issued in December 2003, which requires the "primary beneficiary" of a variable interest entity ("VIE") to include the VIE's assets, liabilities and operating results in its consolidated financial statements.  Our La-Z-Boy Furniture Galleries® stores--which is one of the keys to our successful distribution of our La-Z-Boy Brand upholstered furniture--are mostly owned by independent dealers.   In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases. Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support, however, there are certain independent dealers that we have identified that may not have sufficient equity.  We have determined that several independent dealers are VIEs, of which, under FIN 46, we are deemed the primary beneficiary, and accordingly have included them in our consolidated financial statements as of April 24, 2004.   Refer to Note 20 of our consolidated financial statements (pages 42 and 43) included in Exhibit (13) (pages 13 through 47), which is incorporated in this item by reference.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery Group and the Casegoods Group. These segments parallel our organizational structure.  Within each segment there are several operating units that share best practices to achieve purchasing, manufacturing and selling synergies.

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

Our second segment is the Casegoods Group. The operating units in the Casegoods Group are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House. This group primarily sells manufactured or imported hardwood or hardwood veneer furniture to furniture retailers and the hospitality industry. Approximately 39% of this segment’s fiscal 2004 finished goods sales was imported product. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, and accent pieces.

Additional detailed information regarding our segments and the products which comprise the segments is located in Note 17 to our consolidated financial statements (pages 41 and 42) and our “Management’s Discussion and Analysis” section (pages 13 through 27), both of which are included in Exhibit (13) and are incorporated in this item by reference.

Raw Materials & Parts

Raw material costs as a percent of manufactured product were 40% for the Upholstery Group and 28% for the Casegoods Group in fiscal 2004, respectively.  In fiscal 2003, raw material costs were about 40% and 34% of sales for the Upholstery Group and the Casegoods Group, respectively.   For our Casegoods Group, raw material costs as a percent of sales decreased in fiscal 2004 due to increased importing of finished goods.

The principal raw materials for the Upholstery Group are purchased cover, steel for motion mechanisms, polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, and lumber and plywood for frames and exposed wood parts. Purchased cover, primarily fabrics and leather, is the largest raw material for this segment, representing about 43% of the Upholstery Group’s total raw material costs. We generally buy purchased cover from a few sources, but we foresee no significant difficulty if we need to switch to other sources. Most of the purchased cover is in a raw state (a roll or hide), then cut and sewn into parts in our plants. There is a growing practice, especially for leather, to purchase fully cut and sewn parts from areas outside of the United States including but not limited to: Argentina, Brazil, China, Italy, Thailand and Uruguay. We expect this trend to continue given the lower labor costs in some of these areas and other existing economic conditions. By importing cut and sewn leather parts, we are able to recognize savings of 10-20% compared to domestic purchases and fabrication of these parts.

We are experiencing price increases in some of our raw materials and we expect the trend to continue in the near term. Our largest raw materials for the Upholstery group--fabric, leather, and polyurethane foam batting--have seen only minimal price increases.  However, some of the other Upholstery group raw materials such as steel and plywood are up significantly due to a tighter supply than in previous years.

The principal raw materials used in the Casegoods Group are hardwoods, plywood and chipwood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber is the Casegoods Group’s largest raw material cost, representing about 19% of the segment’s total raw material costs.  Over the past twelve months, hardwood lumber costs have fluctuated depending on the type of lumber ranging from a 5% increase in soft maple to a 20% increase in cherry. Hardwood lumber historically has had measurable changes in price over the short term.

Purchased hardwood parts are a growing source of components for the Upholstery Group. These purchased parts are generally external (exposed wood) parts as opposed to frame or structural parts. The production process of these parts is relatively labor intensive, making it more cost effective to import these parts from countries which have lower labor costs. The trend of importing these parts is expected to continue.

Finished Goods Imports

The casegoods industry has been experiencing extreme pressures over the last few years from imports.  The rapid growth of manufacturing capabilities in Asia and South America has increased production capacities overseas. Due to the low labor and overhead costs in those countries, the landed manufactured cost of product coming out of those overseas manufacturing facilities is much lower than equivalent furniture produced domestically.  To meet the import pressures, our Casegoods Group has been transitioning from a solely domestic manufacturer of casegoods furniture to a blended strategy of domestic manufacturing and importing. This transition has decreased the utilization of domestic production capacity in our plants.

During fiscal 2004, we imported 39% of our finished goods for our Casegoods Group compared to 31% in fiscal 2003.  Imported finished goods represented only about 10% of our consolidated fiscal 2004 sales.  While the majority of upholstered product sold in this country is domestically produced, there is a growing presence of imported fully-upholstered product, particularly leather. Imported finished goods and components have lowered costs which in turn has deflated selling prices to consumers in the last few years.

The importing of furniture is also changing how some large retailers and dealers are purchasing goods for their stores. Some retailers are buying direct from overseas and bypassing domestic distribution altogether. This increased import activity was a major contributor to our decision to restructure our casegoods manufacturing capability over the last few years. We are improving our purchasing, logistics and warehousing capabilities for these imports across our different operating units as our importing continues to grow. Specifically, we have negotiated contracts with freight forwarders that allow us to utilize consolidated purchasing power for shipping to obtain favorable rates based on volume.

Seasonal Business

We generally experience our lowest level of sales during our first fiscal quarter for our Upholstery Group and during our first and third fiscal quarters for the Casegoods Group. When possible, we schedule production to maintain uniform manufacturing activity throughout the year, except for mid-summer plant shutdowns, to coincide with slower sales.

Economic Cycle and Purchasing Cycle

Although consumer confidence continues to be  fairly strong,  housing turnover remains brisk, and economic growth has remained fairly robust, the prospect of rising interest rates and record high energy costs have the potential to dampen consumer confidence.  Specifically, within our industry we expect that significant competition, worldwide overcapacity, increasing raw material costs (plywood, steel and selected lumber species) and import pressures will continue to make margin expansion difficult.  However, if consumer confidence remains strong we are well positioned to capitalize on any increased demand for our furniture.  Additionally, we expect that the United States Department of Commerce will determine by mid-calendar year whether or not illegal dumping  of wood bedroom furniture has  occurred and if tariffs are warranted.  The impact of any tariff on bedroom furniture may have an effect on our business which cannot be determined at this time.

Other factors also come into play in determining the actual level of demand during any given period. These include interest rates (as furniture is often purchased on credit) and overall consumer confidence levels (as furniture is inherently a more easily postponed purchase than many other durable goods). With interest rates having been historically low for the past several years, many furniture industry observers conclude that the apparent “disconnect” between recent high levels of housing activity and actual consumer furniture purchases has been falling consumer confidence levels – due to the weak U.S. economy and various geopolitical uncertainties, including the ongoing conflict in Iraq.

Upholstered furniture has a shorter life cycle and exhibits a less volatile sales pattern over an economic cycle than does casegoods. This is because upholstery is typically more fashion and design oriented, and is often purchased one or two pieces at a time. In contrast, casegoods products are longer-lived, less fashion-oriented, and frequently purchased in groupings or “suites,” resulting in a much larger dollar outlay by the consumer.

Practices Regarding Working Capital Items

We do not carry significant amounts of upholstered finished goods in inventory as these goods are usually built to order. However, we generally build or import casegoods inventory to stock, with warehousing, in order to attain manufacturing efficiencies and/or to meet delivery requirements of customers. This results in higher levels of finished casegoods product than upholstery products.

To meet the import pressures, our Casegoods Group has been transitioning from a domestic manufacturer of casegoods furniture to a blended strategy of domestic manufacturing and importing. Consequently, inventory levels of imported finished goods have been on the rise and domestically manufactured finished goods have been on the decline.  At the end of fiscal 2004, our imported finished goods increased 56% in comparison to fiscal 2003.  In contrast, our domestically manufactured finished goods decreased 41% in fiscal 2004 in comparison to fiscal 2003.  Additionally, including our raw materials, work-in-process, and our finished goods our total inventory decreased by 13%.  The decrease in inventory was due in part to consolidation of some of our Casegoods Group operations and more effective management of inventory.

Dealer terms for stock orders range between net 30 – 105 days. Terms are 30 – 45 days for sales to dealers that have received an order from a consumer. We often offer extended dating as part of sales promotion programs.

Customers

We sell to over 7,000 customers, excluding end consumers through our retail outlets. We did not have any customer whose sales amounted to more than 2.7% of our fiscal year 2004 sales for either the Upholstery Group or the Casegoods Group. Over 89% of the sales in our Upholstery Group are to dealers or furniture retailers (our customers) at “wholesale” pricing. The remaining Upholstery Group sales are directly to end users (our consumers) through wholly-owned retail stores. Sales in our Casegoods Group are almost entirely to furniture retailers and the hospitality industry.

We have formal agreements with many of our retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or in dedicated galleries within their stores. We consider these stores, as well as our own retail stores, to be “proprietary.” As a percentage of total sales, our 2004 customer mix was about 40% proprietary, (including sales to end users by our own retail stores), 10% major dealers (for example, Art Van, Havertys) and 50% general dealers.

Currently, we own 36 stand-alone La-Z-Boy Furniture Galleries stores, and we have agreements with independent dealers for 288 stand-alone La-Z-Boy Furniture Galleries stores and 364 in-store galleries, all dedicated entirely to our furniture products.  These stores also sell accessories that are purchased from approved vendors.  In fiscal 2004 we adopted a new accounting standard that required us to consolidate some of our independent dealers, who own several stores.  These stores that are owned by independent dealers are included in the 288 independently owned stores.  We have 68 stand-alone La-Z-Boy Furniture Galleries® stores in the New Generation format, which generally has more space and a more updated appearance.  The 68 New Generation format stores represents a 48% increase this type of distribution in comparison to last year.  Additionally, the New Generation stores on average generate more revenue per square foot than the older formatted stores.  Having dedicated retail floor space is important to the success of product distribution. This distribution system originated with our La-Z-Boy Furniture Galleries® program, which continues to have the largest number of proprietary stores and galleries among our operating units. Viewed by itself, La-Z-Boy Furniture Galleries would be the fourth largest conventional furniture retailer in the U.S. In addition, we are expanding this proprietary approach to apply across some of our operating units. This expansion includes over 1,100 in-store galleries for Clayton Marcus, England, Kincaid, Lea and Pennsylvania House. Our total “proprietary” floor space is approximately 9.2 million square feet.

It is a key part of our marketing strategy to continue to expand proprietary distribution. Plans are to open another 40-50 of our La-Z-Boy Furniture Galleries® New Generation format stores during fiscal 2005, with 20-25 of these being new stores and the remainder being store remodels or relocations. We select dealers for this proprietary distribution based on the dealer’s management and financial qualifications. The location of these proprietary stores is based on the potential for distribution in a certain geographical area. This proprietary method of distribution is beneficial to both La-Z-Boy and our dealers. For us, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have been proven successful based on past experiences of other proprietary dealers. As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers.

Sales Representatives

Similar to most of the U.S. furniture industry, independent sales representatives sell our products to our dealer-customers. Typically these representatives represent one or more of our operating units' products, but they may also represent products of other furniture companies. Independent sales representatives are usually compensated based on a percentage of their actual sales for their territory plus other performance criteria. In general, we sign one-year contracts with our independent sales representatives.

Orders and Backlog

Upholstery orders are primarily built to a specific dealer order (stock order) or a dealer order with a down payment from a consumer (sold orders). These orders are typically shipped within two to six weeks following receipt of the order. Casegoods are primarily produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand but quicker availability to ship to customers and greater batch size manufacturing efficiencies.  Additionally, increased importing of finished product over the last few years in our Casegoods Group has increased our imported finished goods inventories, which is due to longer order lead times necessary for imported product.

As of May 29, 2004 and May 31, 2003, Upholstery Group backlogs were approximately $140 million and $95 million, respectively. Casegoods backlogs as of May 29, 2004 and May 31, 2003 were approximately $65 million and $63 million, respectively. The measure of backlog at a point in time may not be indicative of future sales performance. We do not rely entirely on backlogs to predict future sales.

For most operating units, an order cannot be canceled after it has been selected for production. Orders from pre-built stock inventory, though, may be canceled up to the time of shipment.

Competitive Conditions

We are currently the second largest manufacturer/distributor of residential (bedroom, dining room, living and family room) furniture in the United States, as measured by annual sales volume, according to industry trade publication Furniture/Today.  Competitors include (in alphabetical order) Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Hooker Furniture, Klaussner, Natuzzi, Palliser, The Rowe Companies, Stanley Furniture and Universal.

In the Upholstery Group, the largest competitors are Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Klaussner, Natuzzi, Palliser and The Rowe Companies.  The La-Z-Boy Furniture Galleries stores operate in the retail upholstered furniture industry; consequently, they have different competitors.  La-Z-Boy Furniture Galleries® stores competitors include but are not limited to Ethan Allen, Thomasville Home Furnishings Stores, Bassett Furniture Direct, Storehouse, Broyhill Home Collections, and several other regional competitors.

In the Casegoods Group, our main competitors are Ashley, Bernhardt, Ethan Allen, Fleetwood, Furniture Brands International, Hooker, Kimball International, Stanley, and Universal. Additional market pressures may be created in the future by foreign manufacturers entering the United States market, as well as by increased direct purchasing from overseas by some of the larger United States retailers.

In addition to the larger competitors listed above, a substantial number of small and medium-sized firms operate within our business segments, both of which are highly competitive.

We compete primarily by emphasizing our brand names and the comfort, quality and styling of our products. In addition, we strive to offer good product value, strong dealer support and above average customer service and delivery. Our proprietary stores, discussed above under “Customers,” also are a key initiative for us in striving to remain competitive with others in the furniture industry.

Several years ago, our industry witnessed the bankruptcies of Montgomery Ward, Sears HomeLife and Heilig-Meyers, three of the top ten U.S. furniture retailers.  More recently, conditions in the retail furniture industry have been altered as some retailers' operating results have improved.  Additionally, major retailers are benefiting from importing directly from overseas.

Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements (page 32), which is included in Exhibit (13) to this report and is incorporated in this item by reference.

Patents, Licenses and Franchises

We hold several patents but we believe that the loss of any single patent or group of patents would not materially affect our business. We have no material licenses or franchises.  Our agreements with our “proprietary” dealers are a key part of our marketing strategies. We provide more information about those dealers above, under “Customers.”

Compliance with Environmental Regulations

We have been named as a defendant in various lawsuits arising in the ordinary course of business including being named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and we do not believe that a material additional loss is reasonably possible for legal or environmental matters.

Employees

We employed approximately 16,034 persons as of May 29, 2004. The Upholstery Group employed approximately 12,645, the Casegoods Group employed approximately 2,790, and there were approximately 599 non-segment personnel. Substantially all of our employees are employed on a full-time basis. Approximately 5% of our employees are unionized.

At the end of May last year we had 16,800 employees. The reduction in employees from May 31, 2003 to May 29, 2004 was due mainly to the closing of three Casegoods plant, which related to restructuring activities of our Casegoods Group in fiscal 2004.  The restructuring was the result of under-utilization of certain Casegoods Group manufacturing facilities.

Financial Information about Foreign and Domestic Operations and Export Sales

Our direct export sales are approximately 2% of our total sales. We also sell upholstered furniture to Canadian customers through a Canadian subsidiary and to European customers through a United Kingdom subsidiary and a joint venture, La-Z-Boy Europe, BV. We have a manufacturing joint venture in Thailand, which distributes furniture in Australia and the Far East.   Our property, plant, and equipment in the U.S. was $205 million, $202 million and $198 million at the end of fiscal years 2004, 2003 and 2002, respectively.  The property, plant, and equipment in foreign countries was $8 million in fiscal 2004 and $7 million in fiscal 2003 and fiscal 2002.

Internet Availability

Available free of charge through our internet website are our forms 10-K, 10-Q, 8-K and amendments to those reports. These reports can be found on our internet website www.la-z-boy.com as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

We owned or leased approximately 15.2 million square feet of manufacturing, warehousing, office, showroom, and retail facilities and had approximately 2.3 million square feet of idle facilities at the end of fiscal 2004.  Of the 15.2 million in fiscal 2004, our Upholstery Group occupied approximately 9.8 million square feet of space and our Casegoods Group occupied approximately 5.3 million square feet of space. At the end of fiscal 2003 we owned or leased approximately 16.0 million square feet square feet of manufacturing, warehousing, office, showroom, and retail facilities of space and 1.7 million square feet of idle facilities.  Of the 16.0 million our Upholstery Group occupied approximately 9.5 million square feet of space and our Casegoods Group occupied approximately 6.4 million square feet of space.   We reduced Casegoods floor space in fiscal 2004 due to rationalizing of production capacity through restructuring and other efforts, which corresponds to the increase in Casegoods Group imports.

Our active facilities are located in Arkansas, California, Connecticut, Delaware, Georgia, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, Washington D.C. and the countries of Canada, Thailand and the United Kingdom. Most of them are less than 50 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future. We own most of our plants, some of which have been financed under long-term industrial revenue bonds and we lease the majority of our retail stores. For information on terms of operating leases for our properties, see Note 8 to our consolidated financial statements (pages 37 and 38), which is included in Exhibit (13) to this report and incorporated in this item by reference.

ITEM 3. LEGAL PROCEEDINGS.

We have been named as a defendant in various lawsuits arising in the ordinary course of business including being named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and we do not believe that a material additional loss is reasonably possible for legal or environmental matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY.

Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Patrick H. Norton, age 82 • Chairman of the Board since October 1997
Kurt L. Darrow, age 49
•    President and Chief Executive Officer since September 2003
•    Formerly President La-Z-Boy Residential Division (August 2001 - September 2003)
•    Formerly Senior Vice President La-Z-Boy Sales and Marketing (September 1999 - August 2001)
•    Formerly Vice President of Sales La-Z-Boy (August 1987 - September 1999)

David M. Risley, age 59
•    Senior Vice President and Chief Financial Officer since April 2001
•    Formerly Vice President and Chief Financial Officer of Aeroquip-Vickers, a global manufacturer servicing the industrial, aerospace and the automotive industries (October 1991 – December 1999)

John J. Case, age 53
•    Senior Vice President of La-Z-Boy and President of La-Z-Boy Branded Product since November 2003
•    Senior Vice President of La-Z-Boy and President Upholstery Group (July 2001 - November 2003)
•    Formerly President, La-Z-Boy Residential (September 1999 – July 2001)
• Formerly Vice President of Marketing, La-Z-Boy Residential (April 1993 – September 1999)

Rodney D. England, age 52
•    Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery Product since November 2003
•    President, England, Inc. since July 1987

Steven M. Kincaid, age 55
•    Senior Vice President of La-Z-Boy and President of Casegoods Product since November 2003
•    President, Kincaid Furniture Company, Incorporated since June 1983

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

EQUITY PLANS

The table below provides information, as of the end of fiscal 2004, concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information (see Note 1)

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise prices of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) Note 2 (c)
Equity compensation plans approved by shareholders	2,397,598	$20.51	5,010,307

Note 1: This table relates only to our shareholder-approved equity plans. We also have an option plan that we adopted without shareholder approval at the time we acquired LADD solely in order to replace options on LADD common shares with options on our common shares. At the end of fiscal 2004, options on 52,649 of our common shares were outstanding under that replacement plan, with a weighted-average exercise price of $19.30 per share. No additional options or other awards may be made under that plan. Except for that plan, the shareholder-approved plans to which this table relates, and broad-based retirement plans intended to meet the requirements of Section 401(a) of the Internal Revenue Code, at the end of fiscal 2004 we had no plans (including individual compensation arrangements) under which any equity securities were authorized for issuance.

Note 2: The amount reported in this column is the aggregate number of shares available for future issuance under our 1997 Incentive Stock Option Plan (excluding shares reported in column (a)), our 1997 Restricted Share Plan, our Restricted Stock Plan for Non-Employee Directors, or our 1993 Performance-Based Stock Plan. Both restricted stock plans provide for grants of 30-day options on our common shares. The performance-based plan provides for grants of our common shares or 30-day options on common shares to selected key employees based on achievement of pre-set goals over a performance period (normally of three fiscal years). No options were outstanding under any of these plans except the incentive plan at the end of fiscal 2004. At that time, 3,974,860 shares were available for future issuance under the 1997 incentive stock option plan, 388,315 shares were available for future issuance under the 1997 restricted plan, 233,800 shares were available for future issuance under the non-employee directors restricted plan, and 413,332 shares were available for future issuance under the performance-based plan.

Recent Sales of Unregistered Securities

During fiscal 2004, we sold shares of our common stock to our non-employee directors pursuant to our Restricted Stock Plan for Non-Employee Directors without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of the Act.  In accordance with the terms of the plan, we sold these shares to our non-employee directors upon the exercise of 30-day options granted to them to purchase shares at 25% of their fair market value on the date of grant.  The following table shows the date of each sale, the number of shares sold, and the per share and aggregate sales prices.

Date of Sale	Number of Shares Sold	Per Share Price	Aggregate Price
May 2003	4,800	$4.73	$22,680
August 2003	9,800	5.11	50,078
September 2003	1,400	5.11	7,154
April 2003	5,000	$5.76	28,775

Total	21,000		$108,687

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table shows information about our repurchases of common shares during fiscal 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (Note 1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (4/27/2003 - 5/31/2003)	289,000	$19.75	289,000	3,862,000
Month #2 (6/1/2003 - 6/28/2003)	170,000	22.85	170,000	3,679,500
Month #3 (6/29/2003 - 7/26/2003)	170,000	22.50	170,000	3,522,000
Month #4 (7/27/2003 - 8/30/2003)	346,500	21.19	346,500	3,175,500
Month #5 (8/31/2003 - 9/27/2003)	378,000	22.88	378,000	2,797,500
Month #6 (9/28/2003 - 10/25/2003)	600,000	21.35	600,000	2,197,500
Month #7 (10/26/2003 - 11/29/2003)	640,000	20.10	640,000	1,557,500
Month #8 (11/30/2003 - 12/27/2003)	80,000	19.89	80,000	1,477,500
Month #9 (12/28/2003 - 1/31/2004)	120,000	22.53	120,000	1,357,500
Month #10 (2/1/2004 - 2/28/2004)	185,000	22.69	185,000	7,172,500
Month #11 (2/29/2004 - 3/27/2004)	240,000	22.53	240,000	6,932,500
Month #12 (3/28/2004 - 4/24/2004)	160,000	$22.05	160,000	6,772,500

Total	3,378,500		3,378,500

Note 1:  Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. Shares acquired in fiscal years 2004, 2003 and 2002 totaled 3.4 million, 5.5 million and 1.8 million, respectively.  This plan has no expiration date.

Shareholders

We had about 28,450 shareholders of record at June 10, 2004.

Other Information

All other information required to be reported under this item is included in Exhibit (13) to this report (page 48) and incorporated in this item by reference.

ITEM 6. SELECTED FINANCIAL DATA.

All information required to be reported under this item is included in Exhibit (13) to this report (page 46) and is incorporated in this item by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our “Management’s Discussion and Analysis” section included in Exhibit (13) of this report (pages 13 through 27) is incorporated by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All information required to be reported under this item is included in Exhibit (13) to this report (page 20) and is incorporated in this item by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and all other information required by this item other than financial statement schedules (which appear at page 16 of this report) are included in Exhibit (13) of this report (pages 28 through 44 and page 46), and all of that information is incorporated in this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees.  A current copy of the code is posted at our website "http://www.la-z-boy.com".

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2004 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2004 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2004 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All information required to be reported under this item will be included in our proxy statement for our 2004 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2004 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)     The following documents are filed as part of this report:

(1.)  Financial Statements:
          Consolidated Statement of Operations for each of the three fiscal years ended
                 April 24, 2004, April 26, 2003 and April 27, 2002
          Consolidated Balance Sheet at April 24, 2004 and April 26, 2003
          Consolidated Statement of Cash Flows for the fiscal years ended April 24, 2004,
                 April 26, 2003 and April 27, 2002
          Consolidated Statement of Changes in Shareholders’ Equity for the
                 fiscal years ended April 24, 2004, April 26, 2003 and April 27, 2002
          Notes to Consolidated Financial Statements
          Report of Management Responsibilities
          Report of Independent Registered Public Accounting Firm

(2.)  Financial Statement Schedules:
          Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
          Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 24, 2004.

          Both immediately follow this item.

          All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

(3.) Exhibits The following exhibits are filed as part of this report:

13

Exhibit Number	Decription of Exhibit (Note 1)
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)	Amendment to Restated Articles of Incorporation (Note 3)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws
(4)	$150 million dollar Credit Agreement dated as of March 30, 2004 among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries).
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Further Amended and Restated 1993 Performance-Based Stock Plan (Note 5)
(10.2)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Note 6).
(10.3)*	La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 7)
(10.5)*	La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 9)
(10.6)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 9)
(10.7)*	Form of Change in Control Agreement (Note 8). Only directors or executive officers currently covered: Patrick H. Norton, Kurt L. Darrow, David M. Risley, John J. Case, Steven M. Kincaid and Rodney D. England
(10.8)*	Form of Indemnification Agreement (covering all directors, including employee- directors) (Note 10)
(10.9)*	La-Z-Boy Incorporated Executive Deferred Compensation Plan (Note 7)
(10.10)*	Severance Agreement with Gerald L. Kiser (Note 4)
(10.11)*	Consulting Agreement with Gerald L. Kiser (Note 4)
(11)	Statement regarding computation of per share earnings (See Note 16 to the Consolidated Financial Statements included in Exhibit (13)).
(12)	Not applicable
(13)	Portions of the 2004 Annual Report to Shareholders (Note 11)
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (Edgar filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(99)	Not Applicable

14

Notes to Exhibits

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
Note 1.	For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below.
All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2.	Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3.	Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4.	Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2003.
Note 5	Incorporated by reference to an exhibit to definitive proxy statement dated June 29, 2001.
Note 6.	Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003.
Note 7.	Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2003.
Note 8.	Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 9.	Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 10.	Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.
Note 11.	With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.

(b)     Reports on Form 8-K
             On March 4, 2004, we filed with the SEC a Report on Form 8-K (amended by a from 8-K/A filed on the same date) to report the appointment of a new board member.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements referred to in our report dated May 25, 2004 appearing in the 2004 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Toledo, Ohio
May 25, 2004

LA-Z-BOY INCORPORATED AND SUBSIDIARIES SCHEDULE II
 — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Allowance for Doubtful Accounts and Long-Term Notes

Fiscal year ended:	Balance at beginning of year	Additions from consolidation of VIEs	Additions charged to costs and expenses	Trade accounts receivable "written off" net of recoveries	Balance at end of Year
April 24, 2004	$36,117	$(11,239)	$3,769	$(4,969)	$23,678
April 26, 2003	33,491	--	6,560	(3,934)	36,117
April 27, 2002	36,950	--	9,231	(12,690)	33,491

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 14, 2004	LA-Z-BOY INCORPORATED BY /s/ Kurt L. Darrow Kurt L.Darrow President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 14, 2004, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/P.H. Norton	/s/J.W. Johnston
P.H. Norton	J.W. Johnston
Chairman of the Board	Director

/s/K.L. Darrow	/s/H.G. Levy
K.L. Darrow	H.G. Levy
President and Chief Executive Officer, Director	Director

/s/D.M. Risley	/s/R.E. Lipford
D.M. Risley	R.E. Lipford
Senior Vice President and Chief Financial Officer	Director

/s/L.M. Riccio, Jr.	/s/D.L. Mitchell
L.M. Riccio, Jr.	D.L. Mitchell
Chief Accounting Officer and Corporate Controller	Director

/s/J.H. Foss	/s/H.O. Petrauskas
J.H. Foss	H.O. Petrauskas
Director	Director

/s/D.K. Hehl	/s/J.L. Thompson
D.K. Hehl	J.L. Thompson
Director	Director

/s/M.R. Martinez
M.R. Martinez
Director

EXHIBIT INDEX

Exhibit Number Description of Exhibit (Note 1)

(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)	Amendment to Restated Articles of Incorporation (Note 3)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws
(4)	$150 million dollar Credit Agreement dated as of March 30, 2004 among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank , N.A., as Administrative Agent (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries).
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Further Amended and Restated 1993 Performance-Based Stock Plan (Note 5)
(10.2)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Note 6).
(10.3)*	La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 7)
(10.5)*	La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 9)
(10.6)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 9)
(10.7)*	Form of Change in Control Agreement (Note 8). Only directors or executive officers currently covered: Patrick H. Norton, Kurt L. Darrow, David M. Risley, John J. Case, Steven M. Kincaid and Rodney D. England
(10.8)*	Form of Indemnification Agreement (covering all directors, including employee- directors) (Note 10)
(10.9)*	La-Z-Boy Incorporated Executive Deferred Compensation Plan (Note 7)
(10.10)*	Severance Agreement with Gerald L. Kiser (Note 4)
(10.11)*	Consulting Agreement with Gerald L. Kiser (Note 4)
(11)	Statement regarding computation of per share earnings (See Note 16 to the Consolidated Financial Statements included in Exhibit (13)).
(12)	Not applicable
(13)	Portions of the 2004 Annual Report to Shareholders (Note 11)
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (Edgar filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(99)	Not Applicable

Notes to Exhibits

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

Note 4.
     Incorporated by
     reference to an exhibit to Form 10-Q for the quarter ended October 25,
2003.

     Note 5

     Incorporated by
     reference to an exhibit to definitive proxy statement dated June 29, 2001.

     Note 6.

     Incorporated by reference to an exhibit to definitive proxy statement dated July
     9, 2003.

     Note 7.

     Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26,
     2003.

     Note 8.

     Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.

     Note 9.

     Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.

     Note 10.

     Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.

     Note 11.

     With the exception of the  information  incorporated  in Parts I and II, this document is not deemed to be filed as part of this Report.

EXHIBIT (3.3)

AMENDED AND RESTATED
BYLAWS
OF
LA-Z-BOY INCORPORATED

(as of March 3, 2004)

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

ARTICLE IV

Directors

Section 1. Number and Powers of
Directors. The business and affairs of the corporation shall be managed by a Board of
Directors consisting of 11 Directors who shall be elected by the shareholders. The
Directors shall be elected at the annual meeting of the shareholders, as detailed hereinafter, and each Director shall serve until his successor shall have been elected and qualified. When acting as such, the Board of Directors may exercise all powers and do all such lawful acts and things (including, without limitation, the making of such adjustments in the number of Directors in any Director class or classes that may be determined by the
Board to be necessary or appropriate in light of an increase or decrease in the total number of Directors specified in these bylaws) as are not by statute or by the Articles of
Incorporation or these bylaws directed or required to be exercised or done by the shareholders.

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

EXHIBIT (4)

CREDIT AGREEMENT

Dated as of March 30,
2004

among

LA-Z-BOY INCORPORATED,

as Borrower,

CERTAIN DOMESTIC
SUBSIDIARIES OF THE BORROWER FROM TIME TO TIME PARTY HERETO,as
Guarantors

THE LENDERS PARTIES
HERETO,

BANK ONE, NA,

as Syndication Agent,

COMERICA BANK,

as Documentation Agent,

and

WACHOVIA BANK, NATIONAL
ASSOCIATION,

as Administrative Agent

WACHOVIA CAPITAL
MARKETS, LLC

as Lead Arranger and
Book Manager

TABLE OF CONTENTS

     SECTION 1
         1.1
         1.2
         1.3

     DEFINITIONS
      Definitions
      Computation of Time Periods
      Accounting Terms

      1
 1
19
20

     SECTION 2
         2.1
         2.2
         2.3
         2.4
         2.5

     CREDIT FACILITY
      Revolving Loans
      Competitive Loan Subfacility
      Swingline Loan Subfacility
      Letter of Credit Subfacility
      Additional Loans

     20
20
22
24
26
29

     SECTION 3
         3.1
         3.2
         3.3
         3.4
         3.5
         3.6
         3.7
         3.8
         3.9
         3.10
         3.11
         3.12
         3.13
         3.14

     OTHER PROVISIONS RELATING TO CREDIT FACILITIES

      Default Rate

      Extension and Conversion

      Prepayments

      Termination and Reduction of Commitments

      Fees

      Computation of Interest and Fees

      Pro Rata Treatment and Payments

      Non-Receipt of Funds by the Administrative Agent

      Inability to Determine Interest Rate

      Illegality

      Requirements of Law

      Indemnity

      Taxes

      Indemnification; Nature of Issuing Lender's Duties

     30
30
30
30
31
31
32
32
34
35
35
36
37
37
39

     SECTION 4
         4.1
         4.2

     CONDITIONS
      Conditions to Closing
      Conditions to All Extensions of Credit

     41
41
43

     SECTION 5
         5.1
         5.2
         5.3
         5.4
         5.5
         5.6
         5.7
         5.8
         5.9
         5.10
         5.11
         5.12
         5.13
         5.14
         5.15
         5.16

     REPRESENTATIONS AND WARRANTIES

      Existing Indebtedness

      Financial Statements

      No Material Adverse Change

      Organization; Existence

      Authorization; Power; Enforceable Obligations

      Consent; Government Authorizations

      No Material Litigation

      No Default

      Taxes

      ERISA

      Governmental Regulations, Etc

      Subsidiaries

      Use of Proceeds

      Contractual Obligations; Compliance with Laws; No Conflicts

      Accuracy and Completeness of Information

      Environmental Matters

     43
44
44
44
44
44
45
45
45
45
46
46
47
48
48
48
48

     SECTION 6
         6.1
         6.2
         6.3
         6.4
         6.5
         6.6
         6.7
         6.9
         6.10
         6.11

      AFFIRMATIVE COVENANTS

       Financial Statements

       Certificates; Other Information

       Notices

       Maintenance of Existence; Compliance with Laws; Contractual Obligations

       Maintenance of Property; Insurance

       Inspection of Property; Books and Records; Discussions

       Financial Covenants

       Additional Guarantors

       Payment of Obligations

       Environmental Laws

     49
49
50
51
52
52
53
53
53
53
54

     SECTION 7
         7.1
         7.2
         7.3
         7.4
         7.5
         7.6
         7.7
         7.8
         7.9

     NEGATIVE COVENANTS

      Indebtedness

      Liens

      Nature of Business

      Mergers, Sale of Assets and Indebtedness of Subsidiaries

      Advances, Investments and Loans

      Transactions with Affiliates

      Fiscal Year

      Limitation on Restricted Actions

      Restricted Payments

     54
55
55
56
56
56
57
58
58
58

     SECTION 8
         8.1
         8.2

     EVENTS OF DEFAULT
      Events of Default
      Acceleration; Remedies

     58
58
60

     SECTION 9
         9.1
         9.2
         9.3
         9.4
         9.5
         9.6
         9.7
         9.8
         9.9
         9.10
         9.11

     AGENCY PROVISIONS

      Appointment

      Delegation of Duties

      Exculpatory Provisions

      Reliance by Administrative Agent

      Notice of Default

      Non-Reliance on Administrative Agent and Other Lenders

      Indemnification

      Administrative Agent in Its Individual Capacity

      Successor Administrative Agent

      Patriot Act Notice

      Other Agents, Arrangers and Managers

     61
61
62
62
62
63
63
64
64
64
65
65

     SECTION 10
         10.1
         10.2
         10.3
         10.4
         10.5
         10.6
         10.7
         10.8
         10.9

     GUARANTY
      The Guaranty
      Bankruptcy
      Nature of Liability
      Independent Obligation
      Authorization
      Reliance
      Waiver
      Limitation on Enforcement
      Confirmation of Payment

     65
65
66
66
67
67
67
67
68
68

     SECTION 11
         11.1
         11.2
         11.3
         11.4
         11.5
         11.6
         11.7
         11.8
         11.9
         11.10
         11.11
         11.12
         11.13
         11.14
         11.15
         11.16

     MISCELLANEOUS

      Amendments and Waivers

      Notices

      No Waiver; Cumulative Remedies

      Survival of Representations and Warranties

      Payment of Expenses and Taxes

      Successors and Assigns; Participations; Purchasing Lenders

      Adjustments; Set-off

      Table of Contents and Section Headings

      Counterparts

      Effectiveness

      Severability

      Integration

      GOVERNING LAW

      Consent to Jurisdiction and Service of Process

      Confidentiality

      Acknowledgments

     69
69
70
71
72
72
73
75
76
76
76
76
77
77
77
77
78

SCHEDULES

     Schedule 1.1

Schedule 2.1(a)

Schedule 2.1(b)(i)

Schedule 2.1(e)

Schedule 2.2(b)-1

Schedule 2.2(b)-2

Schedule 2.2(c)

Schedule 2.2(e)

Schedule 2.3(d)

Schedule 3.2

Schedule 3.13

Schedule 4.1(d)

Schedule 5.1

Schedule 5.12

Schedule 6.2(a)

Schedule 6.9

Schedule 7.2

Schedule 11.2

Schedule 11.6(c)

     Form of Account Designation Letter

Lenders and Commitments

Form of Notice of Borrowing

Form of Revolving Note

Form of Competitive Bid Request

Form of Notice of Receipt of Competitive Bid Request

Form of Competitive Bid

Form of Competitive Bid Accept/Reject Letter

Form of Swingline Note

Form of Notice of Extension/Conversion

3.13 Certificate

Form of Secretary's Certificate

Indebtedness

Subsidiaries

Form of Officer's Compliance Certificate

Form of Joinder Agreement

Liens

Lenders' Lending Offices

Form of Commitment Transfer Supplement

CREDIT AGREEMENT

        THIS
CREDIT AGREEMENT, dated as of March 30, 2004 (the “Credit
Agreement”), is by and among LA-Z-BOY INCORPORATED, a Michigan corporation
(the “Borrower”), those Subsidiaries of the Borrower identified as
“Guarantors” on the signature pages hereto and such other Subsidiaries of the
Borrower as may from time to time become a party hereto (the
“Guarantors”), the lenders named herein and such other lenders as may become a party hereto (collectively, the “Lenders” and individually, a
“Lender”) and WACHOVIA BANK, NATIONAL ASSOCIATION, as
Administrative Agent for the Lenders (in such capacity, the “Administrative
Agent”).

W I T N E S S E T H

        WHEREAS,
the Borrower has requested that the Lenders provide a $150 million revolving credit facility for the purposes hereinafter set forth; and

        WHEREAS,
the Lenders have agreed to make the requested credit facility available to the Borrower on the terms and conditions hereinafter set forth.

        NOW,
THEREFORE, IN CONSIDERATION of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

SECTION 1

DEFINITIONS

      1.1
Definitions.

        As
used in this Credit Agreement, the following terms shall have the meanings specified below unless the context otherwise requires:

        “Account
Designation Letter” means the Notice of Account Designation Letter dated the
Closing Date from the Borrower to the Administrative Agent in substantially the form attached hereto as Schedule 1.1.

        “Administrative
Agent” shall have the meaning assigned to such term in the first paragraph hereof, together with any successors or assigns.

        “Administrative
Agent’s Fees” shall have the meaning assigned to such term in Section
3.5(d).

        “Affiliate”
means as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. For purposes of this definition, a Person shall be deemed to be “controlled by” a Person if such
Person possesses, directly or indirectly, power either (a) to vote 20% or more of the securities having ordinary voting power for the election of directors of such Person or
(b) to direct or cause the direction of the management and policies of such Person whether by contract or otherwise.

        “Aggregate
Revolving Committed Amount” means the aggregate amount of Commitments in effect from time to time, being initially ONE HUNDRED FIFTY MILLION DOLLARS ($150,000,000) (as
such amount may be increased as provided in Section 2.5 or reduced as provided in Section
3.4 from time to time).

        “Alternate
Base Rate” means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest whole multiple of 1/100 of 1%) equal to the greater of (a) the Federal
Funds Rate in effect on such day plus ½ of 1% or (b) the Prime Rate in effect on such day. If for any reason the Administrative Agent shall have reasonably determined (which determination shall be conclusive absent manifest error) that it is unable after due inquiry to ascertain the Federal Funds Rate for any reason, including the inability or failure of the Administrative Agent to obtain sufficient quotations in accordance with the terms hereof, the Alternate Base Rate shall be determined without regard to clause (a) of the first sentence of this definition until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Rate shall be effective on the effective date of such change in the Prime Rate or the Federal Funds Rate, respectively.

        “Alternate
Base Rate Loans” means Loans that bear interest at an interest rate based on the
Alternate Base Rate.

        “Applicable
Percentage” shall mean, for any day, the rate per annum set forth below opposite the applicable level then in effect, it being understood that the Applicable Percentage for (a) Revolving Loans that are Alternate Base Rate Loans shall be the percentage set forth under the column “Alternate Base Rate Margin for Revolving Loans”, (b)
Revolving Loans that are LIBOR Rate Loans shall be the percentage set forth under the column “LIBOR Rate Margin for Revolving Loans and Standby Letter of Credit Fee”,
(c) the Letter of Credit Fee shall be the percentage set forth under the column (i)
“LIBOR Rate Margin for Revolving Loans and Standby Letter of Credit Fee” for
standby letters of credit and (ii) “Commercial and Trade Letters of Credit Fee”
for commercial and trade letters of credit and (d) the Facility Fee shall be the percentage set forth under the column “Facility Fee”:

     Level

     Funded Debt to
    Total
Capitalization
     Ratio

     Alternate
Base Rate
Margin for
Revolving
  Loans

       LIBOR Rate
  Margin for
Revolving Loans
  and Standby
   Letter of
   Credit Fee

      Commercial and
Trade Letters of
   Credit Fee

     Facility
   Fee

     I

     > or = .400 to 1.0

     0.00%

     0.80%

     0.400%

             0.20%

     II

      < .400 to 1.0 but  > or = .250 to 1.0

      0.00%

      0.55%

      0.275%

              0.15%

     III

     < .250 to 1.0

     0.00%

     0.475%

     0.2375%

             0.125%

        The Applicable
Percentage shall, in each case, be determined and adjusted quarterly on the date (5) Business Day after the date on which the Administrative
Agent has received from the Borrower the financial information and certifications required to be delivered to the Administrative Agent and the Lenders in accordance with the provisions of Sections 6.1(a) and (b) and Section 6.2(a) (each an “Interest
Determination Date”). Such Applicable Percentage shall be effective from such
Interest Determination Date until the next such Interest Determination Date. The initial
Applicable Percentages shall be based on Level II until the first Interest Determination
Date occurring after the delivery of the officer’s compliance certificate pursuant to
Section 6.2(a) for the period ending April 24, 2004. After the Closing Date, if the
Borrower shall fail to provide the quarterly financial information and certifications in accordance with the provisions of Sections 6.1(a) and (b) and Section 6.2(a), the
Applicable Percentage from such Interest Determination Date shall, on the date five (5)
Business Days after the date by which the Borrower was so required to provide such financial information and certifications to the Administrative Agent and the Lenders, be
based on Level I until such time as such information and certifications are provided, whereupon the Level shall be determined by the then current Funded Debt to Total
Capitalization Ratio.

        “Bankruptcy
Code” means the Bankruptcy Code in Title 11 of the United States Code, as
amended, modified, succeeded or replaced from time to time.

        “Borrower”
means La-Z-Boy Incorporated, a Michigan corporation, as referenced in the opening paragraph, its successors and permitted assigns.

        “Business
Day” means any day other than a Saturday, Sunday or legal holiday on which commercial banks are open for business in Charlotte, North Carolina and New York, New
York; except that when used in connection with a LIBOR Rate Loan, such day shall also be a day on which dealings between banks are carried on in London, England in deposits of
Dollars.

        Capital
Lease” means, as applied to any Person, any lease of any Property (whether real, personal or mixed) by that Person as lessee which, in accordance with GAAP, is or should be accounted for as a capital lease on the balance sheet of that Person.

        “Capital
Stock” means (a) in the case of a corporation, capital stock, (b) in the case of an association or business entity, any and all shares, interests, participations, rights or other equivalents (however designated) of capital stock, (c) in the case of a partnership, partnership interests (whether general or limited), (d) in the case of a limited liability company, membership interests and (e) any other interest or participation that confers on a Person the right to receive a share of the profits and losses of, or distribution of assets of, the issuing Person.

        “Cash
Equivalents” shall mean (a) securities issued or directly and fully guaranteed or insured by the United States of America or any agency or instrumentality thereof (provided that the full faith and credit of the United States of America is pledged in support thereof) having maturities of not more than twelve months from the date of acquisition
(“Government Obligations”), (b) U.S. dollar denominated (or foreign currency fully hedged) time deposits, certificates of deposit, Eurodollar time deposits and Eurodollar certificates of deposit of (i) any United States commercial bank of recognized standing having capital and surplus in excess of $250,000,000 or (ii) bank whose short-term commercial paper rating from S&P is at least A-1 or the equivalent thereof or from Moody’s is at least P-1 or the equivalent thereof (any such bank being an “Approved Bank”), in each case with maturities of not more than
364 days from the date of acquisition, (c) commercial paper and variable or fixed rate notes issued by any Approved Bank (or by the parent company thereof) or any variable rate notes issued by, or guaranteed by any domestic corporation rated A-1 (or the equivalent thereof) or better by S&P or P-1 (or the equivalent thereof) or better by Moody’s and maturing within six months of the date of acquisition, (d) repurchase agreements with a bank or trust company (including a Lender) or a recognized securities dealer having capital and surplus in excess of $500,000,000 for direct obligations issued by or fully guaranteed by the United States of America, (e) obligations of any state of the United
States or any political subdivision thereof for the payment of the principal and redemption price of and interest on which there shall have been irrevocably deposited
Government Obligations maturing as to principal and interest at times and in amounts sufficient to provide such payment and (f) Investments, classified in accordance with GAAP as current assets of the Borrower or its Subsidiaries, in money market investment programs registered under the Investment Company Act of 1940, as amended, that are administered by financial institutions that have the highest rating obtainable from either Moody’s or
S&P, and the portfolios of which are limited solely to Investments (i) in corporate obligations having a remaining maturity of less than two years, issued by corporations having outstanding comparable obligations that are rated in the two highest categories of either Moody’s or S&P or no lower than the two highest long term debt ratings categories of either Moody’s or S&P or (ii) of the character, quality and maturity described in clauses (a)-(e) of this definition.

        “Change
of Control” means (a) any Person or two or more Persons acting in concert shall have acquired “beneficial ownership,” directly or indirectly, of, or shall have acquired by contract or otherwise, or shall have entered into a contract or arrangement that, upon consummation, will result in its or their acquisition of, or control over,
Voting Stock of the Borrower (or other securities convertible into such Voting Stock)
representing 35% or more of the combined voting power of all Voting Stock of the Borrower, or (b) Continuing Directors shall cease for any reason to constitute a majority of the members of the board of directors of the Borrower then in office. As used herein,
“beneficial ownership” shall have the meaning provided in Rule 13d-3 of the
Securities and Exchange Commission under the Securities Act of 1934.

        “Closing
Date” means the date hereof.

        “Code”
means the Internal Revenue Code of 1986, as amended, and any successor statute thereto, as interpreted by the rules and regulations issued thereunder, in each case as in effect from time to time. References to sections of the Code shall be construed also to refer to any successor sections.

        “Commitment”
shall mean the Revolving Commitment, the LOC Commitment and the Swingline Commitment,
individually or collectively, as appropriate.

        “Commitment
Letter” shall mean that certain Commitment Letter, dated as of February 20, 2004, among the Administrative Agent, the Lead Arranger and the Borrower, as amended, modified, supplemented or replaced from time to time.

        “Commitment
Percentage” means, for each Lender, a fraction (expressed as a decimal) the numerator of which is the Commitment of such Lender at such time and the denominator of which is the Aggregate Revolving Committed Amount at such time. The initial Commitment
Percentages are set out on Schedule 2.1(a).

        “Commitment
Period” means the period from and including the Closing Date to but not including the earlier of (a) the Maturity Date, or (b) the date on which the Commitments terminate in accordance with the provisions of this Credit Agreement.

        “Commitment
Transfer Supplement” means a Commitment Transfer Supplement substantially in the form of Schedule 11.6(c).

        “Commonly
Controlled Entity” means an entity, whether or not incorporated, which is under common control with the Borrower within the meaning of Section 4001 of ERISA or is part of a group which includes the Borrower and which is treated as a single employer under
Section 414 of the Code.

        “Competitive
Bid” means an offer by a Lender to make a Competitive Loan pursuant to the terms of Section 2.2.

        “Competitive
Bid Rate” means, as to any Competitive Bid made by a Lender in accordance with the provisions of Section 2.2, the fixed rate of interest offered by the Lender making the
Competitive Bid.

        “Competitive
Bid Request” means a request by the Borrower for Competitive Bids in accordance with the provisions of Section 2.2(b).

        “Competitive
Loan” means a loan made by a Lender in its discretion pursuant to the provisions of Section 2.2.

        “Competitive
Loan Lenders” means, at any time, those Lenders which have Competitive Loans outstanding.

        “Competitive
Loan Notes” means the promissory notes of the Borrower in favor of each Lender evidencing the Competitive Loans provided pursuant to Section 2.2, individually or collectively, as appropriate, as such promissory notes may be amended, modified, supplemented or replaced from time to time.

        “Consolidated
Assets” means, at any time, the amount representing the assets of the Borrower and the Subsidiaries that would appear on a consolidated balance sheet of the Borrower and its Subsidiaries at such time prepared in accordance with GAAP.

        “Consolidated
Net Income” means, for any period for the Borrower and its Subsidiaries on a consolidated basis, the net income (or the net deficit if expenses and charges exceed revenues and other proper income credits) for such period taken as one accounting period, determined in accordance with generally accepted accounting principles consistently applied excluding, however, any non-cash gains or charges during the period of calculation.

        “Consolidated
Tangible Net Worth” means, with respect to the Borrower and its Subsidiaries on a consolidated basis, at the time any determination thereof is to be made, the excess of
(i) the net book value of the assets on a consolidated basis (excluding from assets however, net amounts due, if any, from the officers and employees or Affiliates, any patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, goodwill and similar intangible assets) after all appropriate deductions determined in accordance with GAAP (including, without limitation, reserves for doubtful receivables, obsolescence, etc.) minus (ii) Total Liabilities; provided, that the foregoing determination of Consolidated Tangible Net Worth shall not be reduced for deferred income taxes.

        “Contingent
Liabilities” of any Person shall mean all indirect or contingent obligations or liabilities of such entity, whether or not such indirect or contingent obligations or liabilities would in accordance with GAAP be classified on the balance sheet of such
Person as liabilities.

        “Continuing
Directors” means, during any period of up to 24 consecutive months commencing after the Closing Date, individuals who at the beginning of such 24 month period were directors of the Borrower (together with any new director whose election by the
Borrower’s board of directors or whose nomination for election by the Borrower’s shareholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of such period or whose election or nomination for election was previously so approved).

        “Credit
Agreement” shall mean this Credit Agreement, as amended, modified or supplemented from time to time in accordance with its terms.

        “Credit
Documents” means a collective reference to this Credit Agreement, the Notes, the
LOC Documents, the Fee Letter, any Joinder Agreement and all other related agreements and documents issued or delivered hereunder or thereunder or pursuant hereto or thereto.

        “Credit
Party” means any of the Borrower or the Guarantors.

        “Credit Party
Obligations” shall mean, without duplication, all of the obligations of the
Credit Parties to the Lenders (including the Issuing Lender) and the Administrative Agent, whenever arising, under this Credit Agreement or any of the other Credit Documents
(including, but not limited to, any interest accruing after the occurrence of a filing of a petition of bankruptcy under the Bankruptcy Code with respect to any Credit Party, regardless of whether such interest is an allowed claim under the Bankruptcy Code).

        “Default”
means any event, act or condition which with notice or lapse of time, or both, would constitute an Event of Default.

        “Defaulting
Lender” means, at any time, any Lender that, at such time, (a) has failed to make a Loan required pursuant to the terms of this Credit Agreement, (b) has failed to pay to the Administrative Agent or any Lender an amount owed by such Lender pursuant to the terms of the Credit Agreement or any other of the Credit Documents, or (c) has been deemed insolvent or has become subject to a bankruptcy or insolvency proceeding or to a receiver, trustee or similar proceeding.

        “Dollars”
and “$” means dollars in lawful currency of the United States of America.

        “Domestic
Subsidiary” means any Subsidiary that is organized and existing under the laws of the United States or any state or commonwealth thereof or under the laws of the District of Columbia.

        “Environmental
Laws” means any and all applicable foreign, federal, state, local or municipal laws, rules, orders, regulations, statutes, ordinances, codes, decrees, requirements of any Governmental Authority or other Requirement of Law (including common law) regulating, relating to or imposing liability or standards of conduct concerning protection of human health or the environment, as now or may at any time be in effect during the term of this
Credit Agreement.

        “ERISA”
means the Employee Retirement Income Security Act of 1974, as amended, and any successor statute thereto, as interpreted by the rules and regulations thereunder, all as the same may be in effect from time to time. References to sections of ERISA shall be construed also to refer to any successor sections.

        “ERISA
Affiliate” means any trade or business (whether or not incorporated) that is treated as a single employer together with any Credit Party under section 414 of the
Code.

        “Eurodollar
Reserve Percentage” means for any day, the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Federal Reserve Board (or any successor) for determining the maximum reserve requirement (including without limitation any basic, supplemental or emergency reserves) in respect of Eurocurrency liabilities, as defined in Regulation D of such Board as in effect from time to time, or any similar category of liabilities for a member bank of the Federal Reserve System in New York City.

        “Event
of Default” means such term as defined in Section 8.1.

        “Extension
of Credit” shall mean, as to any Lender, the making of a Loan by such Lender or the issuance of, or participation in, a Letter of Credit by such Lender.

        “Existing
Facility” means that certain credit agreement, dated as May 12, 2000, by and among the Borrower, the banks listed therein, Comerica Bank, as syndication agent,
SunTrust Bank, as documentation agent, and Wachovia, as administrative agent.

        “Facility
Fee” shall have the meaning set forth in Section 3.5(a).

        “Fee
Letter” means that certain letter agreement, dated as of February 20, 2004, among the Administrative Agent, the Lead Arranger and the Borrower, as amended, modified, supplemented or replaced from time to time.

        “Fees”
means all fees payable pursuant to Section 3.5.

        “Federal
Funds Rate” means, for any day, the rate of interest per annum (rounded upwards, if necessary, to the nearest whole multiple of 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve
System of the United States arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day and
(b) if no such rate is so published on such next preceding Business Day, the Federal Funds
Rate for such day shall be the average rate quoted to the Administrative Agent on such day on such transactions as reasonably determined by the Administrative Agent.

        “Fixed
Charge Coverage Ratio” shall mean as of any date of determination thereof, a ratio (a) the numerator of which shall be equal to the sum of (a)  Consolidated
Net Income plus (to the extent deducted in determining Consolidated Net Income)
(ii) income taxes, (iii) Interest Expense of the Borrower and its Subsidiaries
on a consolidated basis, (iv) Rentals of the Borrower and its Subsidiaries on a
consolidated basis, (v) depreciation and amortization of the Borrower and its
Subsidiaries on a consolidated basis, in each case, during the preceding twelve months and
(b) the denominator of which shall be the sum of Interest Expense of the Borrower and its Subsidiaries on a consolidated basis and Rentals of the Borrower and its Subsidiaries on a consolidated basis for such period.

        “Foreign
Subsidiary” means any Subsidiary that is not a Domestic Subsidiary.

        “Funded
Debt” shall mean as of any date of determination, the sum, without duplication, of (a) all indebtedness of an entity for borrowed money or for the deferred purchase price of property or services as of such date (other than trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices) or which is evidenced by a note, bond, debenture or similar instrument, (b) all obligations of such entity under Capital Leases as of such date, (c) all obligations of such entity in respect of letters of credit, acceptances or similar obligations issued or created for the account of such entity as of such date, (d) all liabilities secured by any lien on any property owned by such entity as of such date even though such entity have not assumed or otherwise become liable for the payment thereof, and
(e) all Guaranty Obligations and other contingent obligations (excluding guarantees of third party leases and other operating leases) of such entity which would be classified as liabilities in accordance with GAAP , in each case determined in accordance with GAAP.

        “GAAP”
means generally accepted accounting principles in the United States applied on a consistent basis and subject to the terms of Section 1.3 hereof.

        “Government
Acts” has the meaning set forth in Section 3.14(a).

        “Governmental
Authority” means any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

        “Guarantors”
means (a) any of the Subsidiaries identified as a “Guarantor” on the signature pages hereto and (b) any Person which executes a Joinder Agreement, together with their successors and permitted assigns.

        “Guaranty”
means the guaranty of the Guarantors set forth in Section 10.

        “Guaranty
Obligations” shall mean, with respect to any Person, without duplication, any obligations of such Person (other than endorsements in the ordinary course of business of negotiable instruments for deposit or collection) guaranteeing or intended to guarantee any Indebtedness of any other Person in any manner, whether direct or indirect, and including without limitation any obligation, whether or not contingent, (a) to purchase any such Indebtedness or any property constituting security therefore, (b) to advance or provide funds or other support for the payment or purchase of any such Indebtedness or to maintain working capital, solvency or other balance sheet condition of such other Person
(including without limitation keep well agreements, maintenance agreements, comfort letters or similar agreements or arrangements) for the benefit of any holder of
Indebtedness of such other Person, (c) to lease or purchase Property, securities or services primarily for the purpose of assuring the holder of such Indebtedness, or (d) to otherwise assure or hold harmless the holder of such Indebtedness against loss in respect thereof. The amount of any Guaranty Obligation hereunder shall (subject to any limitations set forth therein) be deemed to be an amount equal to the outstanding principal amount (or maximum principal amount, if larger) of the Indebtedness in respect of which such Guaranty
Obligation is made.

        “Indebtedness”
shall mean, with respect to any Person, without duplication, (a) all obligations of such
Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, or upon which interest payments are customarily made, (c) all obligations of such Person under conditional sale or other title retention agreements relating to property purchased by such Person (other than customary reservations or retentions of title under agreements with suppliers entered into in the ordinary course of business), (d) all obligations of such Person issued or assumed as the deferred purchase price of property or services purchased by such Person (other than trade debt incurred in the ordinary course of business and due within six months of the incurrence thereof) which would appear as liabilities on a balance sheet of such Person,
(e) all obligations of such Person under take-or-pay or similar arrangements or under commodities agreements, (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any
Lien on, or payable out of the proceeds of production from, property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (g) all
Guaranty Obligations of such Person with respect to Indebtedness of another Person, (h)
the principal portion of all obligations of such Person under Capital Leases plus any accrued interest thereon, (i) all net obligations of such Person under any agreement entered into to protect such Person against fluctuations in interest rates, or currency or raw materials values, including, without limitation, any interest rate swap, cap or collar agreement or similar arrangement between such Person and one or more counterparties, any foreign currency exchange agreement, currency protection agreements, commodity purchase or options agreements or other interest or exchange rate or commodity price hedging agreements, (j) the maximum amount of all letters of credit issued or bankers’
acceptances facilities created for the account of such Person and, without duplication, all drafts drawn thereunder (to the extent unreimbursed), (k) all preferred Capital Stock issued by such Person and which by the terms thereof could be (at the request of the holders thereof or otherwise) subject to mandatory sinking fund payments, redemption or other acceleration, (l) the principal balance outstanding under any synthetic lease, tax retention operating lease, off-balance sheet loan or similar off-balance sheet financing product plus any accrued interest thereon and (m) the Indebtedness of any partnership or unincorporated joint venture in which such Person is a general partner or a joint venturer.

        “Insolvency”
means, with respect to any Multiemployer Plan, the condition that such Plan is insolvent within the meaning of such term as used in Section 4245 of ERISA.

        “Interest
Expense” means, with respect to any Person for any period, the sum of the amount of interest paid or accrued in respect of such period.

        “Interest
Payment Date” means (a) as to any Alternate Base Rate Loan or Swingline
Loan, the last day of each March, June, September and December and on the Maturity Date,
(b) as to any LIBOR Rate Loan or Competitive Loan having an Interest Period of three months or less, the last day of such Interest Period, and (c) as to any LIBOR Rate
Loan or Competitive Loan having an Interest Period longer than three months, each day which is three months after the first day of such Interest Period and the last day of such
Interest Period.

        “Interest
Period” means, (a) as to any LIBOR Rate Loan, a period of one, two, three or six months duration, as the Borrower may elect, commencing in each case, on the date of the borrowing (including conversions, extensions and renewals); provided, however, (i) if any Interest Period would end on a day which is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day (except that in the case of LIBOR Rate Loans where the next succeeding Business Day falls in the next succeeding calendar month, then on the next preceding Business Day), (ii) no Interest
Period shall extend beyond the Maturity Date, and (iii) in the case of LIBOR Rate Loans, where an Interest Period begins on a day for which there is no numerically corresponding day in the calendar month in which the Interest Period is to end, such Interest Period shall end on the last day of such calendar month and (b) with respect to any Competitive
Loan, a period of not less than seven (7) nor more than 180 days’ duration, as the
Borrower may request and the Competitive Loan Lender may agree in accordance with the provisions of Section 2.2; provided, however, (i) if any Interest Period pertaining to a LIBOR Rate Loan would otherwise end on a day that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month in which event such Interest Period shall end on the immediately preceding Business
Day, (ii) any Interest Period pertaining to a LIBOR Rate Loan that begins on the last
Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the relevant calendar month, (iii) if the Borrower shall fail to give notice as provided above, the Borrower shall be deemed to have selected an Alternate
Base Rate Loan to replace the affected LIBOR Rate Loan, (iv) any Interest Period in respect of any Loan that would otherwise extend beyond the Maturity Date is due on the
Maturity Date and (v) no more than eight (8) LIBOR Rate Loans may be in effect at any time. For purposes hereof, LIBOR Rate Loans with different Interest Periods shall be considered as separate LIBOR Rate Loans, even if they shall begin on the same date and have the same duration, although borrowings, extensions and conversions may, in accordance with the provisions hereof, be combined at the end of existing Interest Periods to constitute a new LIBOR Rate Loan with a single Interest Period.

        “Investment”
means any investment in any Person, whether by means of purchase or acquisition of obligations or securities of such Person, capital contribution to such Person, loan or advance to such Person, making of a time deposit with such Person, guaranty or assumption of any obligation of such Person or otherwise.

        “Issuing
Lender” means Wachovia.

        “Issuing
Lender Fees” has the meaning set forth in Section 3.5(c).

        “Joinder Agreement”
means a Joinder Agreement in substantially the form of Schedule 6.9, executed and delivered by each Person required to become a Guarantor in accordance with the provisions of Section 6.9.

        “Lead
Arranger” means Wachovia Capital Markets, LLC, together with its successors and assigns.

        “Lenders”
means each of the Persons identified as a “Lender” on the signature pages hereto, and their successors and assigns.

        “Letters
of Credit” shall mean any letter of credit issued by the Issuing Lender pursuant to the terms hereof, as such Letters of Credit may be amended, restated, modified, extended, renewed or replaced from time to time.

        “Letter
of Credit Fee” shall have the meaning set forth in Section 3.5(b).

        “LIBOR”
means, for any LIBOR Rate Loan for any Interest Period therefor, the rate per annum
(rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Telerate Page
3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such
Interest Period for a term comparable to such Interest Period. If for any reason such rate is not available, the term “LIBOR” shall mean, for any LIBOR Rate Loan for any
Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two Business Days prior to the first day of such Interest Period for a term comparable to such Interest
Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates (rounded upwards, if necessary, to the nearest 1/100 of 1%). If, for any reason, neither of such rates is available, then “LIBOR” shall mean the rate per annum at which, as determined by the Administrative Agent, Dollars in an amount comparable to the Loans then requested are being offered to leading banks at approximately 11:00 A.M. London time, two (2) Business
Days prior to the commencement of the applicable Interest Period for settlement in immediately available funds by leading banks in the London interbank market for a period equal to the Interest Period selected.

        “LIBOR
Lending Office” means, initially, the office of each Lender designated as such
Lender’s LIBOR Lending Office shown on Schedule 11.2; and thereafter, such other office of such Lender as such Lender may from time to time specify to the
Administrative Agent and the Borrower as the office of such Lender at which the LIBOR Rate
Loans of such Lender are to be made.

        “LIBOR
Rate” means a rate per annum (rounded upwards, if necessary, to the next higher
1/100th of 1%) determined by the Administrative Agent pursuant to the following formula:

     LIBOR Rate =

                          LIBOR
___________________________
1.00 - Eurodollar Reserve Percentage

        “LIBOR
Rate Loan” means any Loan bearing interest at a rate determined by reference to the LIBOR Rate.

        “Lien”
shall mean any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), charge or other security interest or any preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any financing or similar statement or notice filed under the Uniform
Commercial Code as adopted and in effect in the relevant jurisdiction or other similar recording or notice statute and any Capital Lease having substantially the same economic effect as any of the foregoing).

        “Loan”
or “Loans” shall mean a Revolving Loan, a Swingline Loan and/or
Competitive Loans, as appropriate.

        “LOC
Commitment” shall mean the commitment of the Issuing Lender to issue Letters of
Credit and with respect to each Lender, the commitment of such Lender to purchase participation interests in the Letters of Credit up to such Lender’s LOC Committed
Amount as specified in Schedule 2.1(a), as such amount may be reduced from time to time in accordance with the provisions hereof.

        “LOC
Commitment Percentage” shall mean, for each Lender, the percentage identified as its LOC Commitment Percentage on Schedule 2.1(a), as such percentage may be modified in connection with any assignment made in accordance with the provisions of
Section 11.6(c).

        “LOC
Committed Amount” shall mean, collectively, the aggregate amount of all of the
LOC Commitments of the Lenders to issue and participate in Letters of Credit as referenced in Section 2.4 and, individually, the amount of each Lender’s LOC Commitment as specified in Schedule 2.1(a).

        “LOC
Documents” shall mean, with respect to any Letter of Credit, such Letter of
Credit, any amendments thereto, any documents delivered in connection therewith, any application therefor, and any agreements, instruments, guarantees or other documents
(whether general in application or applicable only to such Letter of Credit) governing or providing for the rights and obligations of the parties concerned.

        “LOC
Obligations” shall mean, at any time, the sum of (a) the maximum amount which is, or at any time thereafter may become, available to be drawn under Letters of Credit then outstanding, assuming compliance with all requirements for drawings referred to in such
Letters of Credit plus (b) the aggregate amount of all drawings under Letters of
Credit honored by the Issuing Lender but not theretofore reimbursed.

        “Mandatory
Borrowing” with respect to (i) Swingline Loans, has the meaning set forth in
Section 2.3(b) and (ii) with respect to Letters of Credit, the meaning set forth in
Section 2.4(e).

        “Material”
means material in relation to the business, operations, affairs, financial condition, assets, or properties of the Borrower and its Subsidiaries taken as a whole.

        “Material
Adverse Effect” means a material adverse effect on (a) the business, operations, affairs, financial condition, assets or properties of the Borrower and its Subsidiaries taken as a whole, or (b) the ability of the Borrower to perform its obligations under this
Credit Agreement or any of the other Credit Documents, or (c) the validity or enforceability of this Credit Agreement, any of the Notes or any of the other Credit
Documents.

        “Material
Contract” means any contract or other arrangement, whether written or oral, to which the Borrower or any of its Subsidiaries is a party as to which contract the breach, nonperformance or cancellation of such contract by any party thereto could reasonably be expected to have a Material Adverse Effect.

        “Materials
of Environmental Concern” means any gasoline or petroleum (including crude oil or any fraction thereof) or petroleum products or any hazardous or toxic substances, materials, or wastes, defined or regulated as such in or under any Environmental Law, including, without limitation, asbestos, polychlorinated biphenyls and urea-formaldehyde insulation.

        “Maturity
Date” means May 1, 2009.

        “Moody's” means Moody's Investors Service,  Inc., or any successor or assignee of the business of such company in the business of rating securities.

        “Multiemployer
Plan” means a Plan which is a multiemployer plan as defined in Section 4001(a)(3)
of ERISA.

        “Multiple
Employer Plan” means a Plan which the Borrower, any Subsidiary of the Borrower or any ERISA Affiliate and at least one employer other than the Borrower, any Subsidiary of the Borrower or any ERISA Affiliate are contributing sponsors.

        “Note”
or “Notes” means the promissory notes of the Borrower in favor of each of the Lenders (a) evidencing the Revolving Loans and the Competitive Loans in substantially the form attached as Schedule 2.1(e) or (b) evidencing the Swingline Loans in substantially the form attached as Schedule 2.3(d), with the foregoing individually or collectively, as appropriate, as such promissory notes may be amended, modified, supplemented, extended, renewed or replaced from time to time.

        “Notice
of Borrowing” means a written notice of borrowing in substantially the form of
Schedule 2.1(b)(i), as required by Section 2.1(b)(i).

        “Notice
of Extension/Conversion” means the written notice of extension or conversion in substantially the form of Schedule 3.2, as required by Section 3.2.

        “Participant”
shall have the meaning set forth in Section 11.6(b).

        “Participating
Subsidiary” means any Subsidiary of the Borrower that is a participant in a
Permitted Securitization.

        “Participation
Interest” means the purchase by a Lender of a participation interest in Swingline
Loans as provided in Section 2.3(b)(ii) or in Letters of Credit as provided in Section
2.4(c).

        “PBGC”
means the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title
IV of ERISA.

        “Permitted
Acquisition” means any acquisition or any series of related acquisitions by the
Borrower or any of its Subsidiaries of the assets or a majority of the Voting Stock of a
Person or any division, line of business or other business unit of a Person (such Person or such division, line of business or other business unit of such Person referred to herein as the “Target”), in each case that is a type of business (or assets used in a type of business) engaged in by the Credit Parties and their
Subsidiaries, so long as (a) no Default or Event of Default shall then exist or would exist after giving effect thereto, (b) the Credit Parties certify to the Administrative
Agent and the Required Lenders that the Credit Parties will be in compliance on a Pro
Forma Basis with all of the terms and provisions of the financial covenants set forth in
Section 6.7, (c) the Target, if such Person would be a Significant Subsidiary, shall have executed a Joinder Agreement in accordance with the terms of Section 6.9 and (d) such acquisition is not a “hostile” acquisition and has been approved by the board of directors and/or shareholders of the applicable Credit Party and the Target.

        “Permitted
Liens” means, with respect to any Person:

    (a)
               Liens for taxes not yet due and payable or which are being contested in good faith by appropriate proceedings diligently pursued, provided that such provision for the payment of all such taxes known to such Person has been made on the books of such Person as may be required by generally accepted accounting principles, consistently applied;

    (b)
               mechanics’, materialmen’s, banker’s, carriers’,
               warehousemen’s and similar Liens and encumbrances arising in the ordinary course of business and securing obligations of such Person that are not overdue for a period of more than 60 days or are being contested in good faith by appropriate proceedings diligently pursued, provided that in the case of any such contest (i) any proceedings commenced for the enforcement of such
               Liens and encumbrances shall have been duly suspended; and (ii) such provision for the payment of such Liens and encumbrances has been made on the books of such Person as may be required by generally accepted accounting principles, consistently applied;

    (c)
               Liens arising in connection with worker’s compensation, unemployment insurance, old age pensions (subject to Section 5.10 and Section 8.1(g))
               and social security benefits and similar statutory obligations which are not overdue or are being contested in good faith by appropriate proceedings diligently pursued, provided that in the case of any such contest (i) any proceedings commenced for the enforcement of such Liens shall have been duly suspended; and (ii) such provision for the payment of such Liens has been made on the books of such Person as may be required by generally accepted accounting principles, consistently applied;

    (d)
               (i) Liens incurred in the ordinary course of business to secure the performance of statutory obligations arising in connection with progress payments or advance payments due under contracts with the United States government or any agency thereof entered into in the ordinary course of business and (ii) Liens incurred or deposits made in the ordinary course of business to secure the performance of statutory obligations, bids, leases, fee and expense arrangements with trustees and fiscal agents and other similar obligations (exclusive of obligations incurred in connection with the borrowing of money, any lease-purchase arrangements or the payment of the deferred purchase price of property), provided that full provision for the payment of all such obligations set forth in clauses (i) and (ii) has been made on the books of such Person as may be required by generally accepted accounting principles, consistently applied; and

    (e)
               any easements, restrictions, mineral, oil, gas and mining rights and reservations and defects in title with respect to real property which do not individually or in the aggregate materially detract from the value thereof.

        “Permitted
Securitization” means any financing program providing for the sale or transfer of
Securitization Assets by the Borrower and its Participating Subsidiaries, in transactions purporting to be sales (and treated as sales for GAAP purposes), to one or more limited purpose financing companies, special purpose entities and/or financial institutions
(whether acting as agent, trustee or individually), in each case, on a limited recourse basis as to the Borrower and the Participating Subsidiaries.

        “Person”
means any individual, partnership, joint venture, firm, corporation, limited liability company, association, trust or other enterprise (whether or not incorporated) or any
Governmental Authority.

        “Plan”
means an “employee benefit plan” (as defined in section 3(3) of ERISA) that is or, within the preceding five years, has been established or maintained, or to which contributions are or, within the preceding five years, have been made or required to be made, by any Credit Party or any ERISA Affiliate or with respect to which any Credit Party or any ERISA Affiliate may have any liability.

        “Prime
Rate” means the rate of interest per annum publicly announced from time to time by the Wachovia as its prime commercial lending rate in effect at its principal office in
Charlotte, North Carolina, with each change in the Prime Rate being effective on the date such change is publicly announced as effective (it being understood and agreed that the
Prime Rate is a reference rate used by the Administrative Agent in determining interest rates on certain loans and is not intended to be the lowest rate of interest charged on any extension of credit by the Administrative Agent to any debtor).

        “Priority
Debt” means and includes, at any time, (i) all Funded Debt of the Borrower or any Subsidiary secured by a Lien other than a Permitted Lien, and (but without duplication) (ii) all Funded Debt of Subsidiaries; provided, however, that
Priority Debt shall not include Securitization Facility Attributed Debt.

        “Private
Shelf Facility” means the sale of an aggregate amount of $86,000,000 senior notes pursuant to the Note Purchase Agreement, dated December 19, 2002.

        “Private
Shelf Facility Notes” means any notes issued and outstanding under the Private
Shelf Facility.

        “Pro
Forma Basis” shall mean, with respect to any transaction, that such transaction shall be deemed to have occurred as of the first day of the twelve-month period ending as of the most recent quarter end preceding the date of such transaction.

        “Property”
means any interest in any kind of property or asset, whether real, personal or mixed, or tangible or intangible.

        “Purchasing
Lenders” shall have the meaning set forth in Section 11.6(c).

        “Receivables
Subsidiary” means a special purpose, bankruptcy remote Wholly Owned Subsidiary of the Borrower which may be formed for the sole and exclusive purpose of engaging in activities in connection with the purchase, sale and financing of Securitization Assets in connection with and pursuant to a Permitted Securitization.

        “Recovery
Event” shall mean the receipt by the Borrower or any of its Subsidiaries of any cash insurance proceeds or condemnation award payable by reason of theft, loss, physical destruction or damage, taking or similar event with respect to any of their respective property or assets.

        “Register”
shall have the meaning set forth in Section 11.6(d).

        “Regulation
T, U, or X” means Regulation T, U or X, respectively, of the Board of Governors of the Federal Reserve System as from time to time in effect and any successor to all or a portion thereof.

        “Rentals”
means, with respect to any Person, all fixed rents (including as such all payments which the lessee is obligated to make to the lessor on termination of the lease or surrender of the property) payable by such Person, as lessee or sublessee under a lease of real or personal property, but shall be exclusive of any amounts required to be paid by such
Person (whether or not designated as rents or additional rents) on account of maintenance, repairs, insurance, taxes and similar charges.

        “Reorganization”
means, with respect to any Multiemployer Plan, the condition that such Plan is in reorganization within the meaning of such term as used in Section 4241 of ERISA.

        “Related
Fund” means, with respect to any Lender, any fund or trust or entity that invests in commercial bank loans in the ordinary course of business and is advised or managed by
(i) such Lender, (ii) an Affiliate of such Lender, (iii) any other Lender or any Affiliate thereof or (iv) the same investment advisor as any Person described in clauses (i) through
(iii).

        “Reportable
Event” means any of the events set forth in Section 4043(c) of ERISA, other than those events as to which the thirty-day notice period is waived under PBGC Reg.
§4043.

        “Required
Lenders” means, at any time, Lenders having more than fifty percent (50%) of the
Commitments, or if the Commitments have been terminated, Lenders having more than fifty percent (50%) of (i) the aggregate principal amount of Loans outstanding; provided that the Commitments of, and outstanding principal amount of Loans owing to, a Defaulting
Lender shall be excluded for purposes hereof in making a determination of Required Lenders or (ii) if the Revolving Commitments have been terminated, the outstanding Competitive
Loans, Revolving Loans and Participation Interests (including the Participation Interests of the Issuing Lender in any Letters of Credit and of the Swingline Lender in any
Swingline Loans).

        “Requirement
of Law” means, as to any Person, the certificate of incorporation and by-laws or other organizational or governing documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its material property is subject.

        “Responsible
Officer” means any Senior Financial Officer and any other officer of the Borrower with responsibility for the administration of the relevant portion of this Credit
Agreement.

        “Restricted
Payment” shall mean (a) any dividend or other distribution, direct or indirect, on account of any shares of any class of Capital Stock of the Borrower or any of its
Subsidiaries, now or hereafter outstanding, (b) any redemption, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, of any shares of any class of Capital Stock of the Borrower or any of its Subsidiaries, now or
hereafter outstanding, (c) any payment made to retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of Capital
Stock of the Borrower or any of its Subsidiaries, now or hereafter outstanding, (d) any payment with respect to any earnout obligation, (e) any payment or prepayment of principal of, premium, if any, or interest on, redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any Subordinated Indebtedness or (f) the payment by the Borrower or any of its Subsidiaries of any management or consulting fee to any
Person or of any salary, bonus or other form of compensation to any Person who is directly or indirectly a significant partner, shareholder, owner or executive officer of any such
Person, to the extent such salary, bonus or other form of compensation is not included in the corporate overhead of the Borrower or such Subsidiary.

        “Revolving
Commitment” shall mean, with respect to each Lender, the commitment of such
Lender to make Revolving Loans in an aggregate principal amount at any time outstanding up to such Lender’s Revolving Committed Amount as specified in Schedule 2.1(a), as such amount may be reduced from time to time in accordance with the provisions hereof.

        “Revolving
Committed Amount” means the amount of each Lender’s Commitment as specified in Schedule 2.1(a), as such amount may be reduced from time to time in accordance with the provisions hereof.

        “Revolving
Loans” shall have the meaning set forth in Section 2.1(a).

        “Securitization
Assets” means all accounts receivable, general intangibles, instruments, documents, chattel paper and investment property (whether now existing or arising in the future) of the Borrower or any of its Subsidiaries which are sold or transferred pursuant to a Permitted Securitization, and any assets related thereto, including without limitation (i) all collateral given by any of the foregoing, (ii) all contracts and all guarantees (but not by the Borrower or any of its Subsidiaries) or other obligations directly related to any of the foregoing, (iii) other related assets including those set forth in the Securitization Documents, and (iv) proceeds of all of the foregoing.

        “Securitization
Documents” means all documentation relating to any Permitted Securitization.

        “Securitization Facility
Attributed Debt” means the aggregate net outstanding amount theretofore paid to the Receivables Subsidiary, the Borrower or Participating Subsidiaries (but without duplication) in respect of the Securitization Assets sold or transferred by it in connection with a Permitted Securitization (it being the intent of the parties that the amount of Securitization Facility Attributed Debt at any time outstanding approximate as closely as possible the principal amount of Debt which would be outstanding at such time under the Permitted Securitization if the same were structured as a secured lending agreement rather than a purchase agreement).

        “Security”
means “security” as defined in Section 2(1) of the Securities Act of 1933, as amended.

        “S&P”
means Standard & Poor’s Ratings Group, a division of McGraw Hill, Inc., or any successor or assignee of the business of such division in the business of rating securities.

        “Significant
Subsidiary” means at any time any Domestic Subsidiary having $100,000,000 in sales on an annual basis.

        “Single
Employer Plan” means any Plan which is not a Multiemployer Plan.

        “Subordinated
Indebtedness” shall mean any Indebtedness (including, without limitation, any intercompany loans) incurred by any Credit Party or any Subsidiary that is (a)
specifically subordinated in right of payment to the prior payment of the Credit Party
Obligations on terms acceptable to the Administrative Agent and the Lenders and (b)
evidenced by promissory notes, to the extent such Indebtedness is owed to another Credit
Party, which promissory notes shall be pledged to the Administrative Agent as Collateral for the Credit Party Obligations.

        “Subsidiary”
means, as to any Person, a corporation, partnership, limited liability company or other entity of which shares of stock or other ownership interests having ordinary voting power to elect fifty percent (50%) or more of the directors or other managers of such corporation, partnership, limited liability company or other entity (irrespective of whether or not at the time, any class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) are at the time owned by such Person directly or indirectly through Subsidiaries. Unless otherwise identified,
“Subsidiary” or “Subsidiaries” shall mean Subsidiaries of the
Borrower.

        “Swingline
Commitment” shall mean the commitment of the Swingline Lender to make Swingline
Loans in an aggregate principal amount at any time outstanding up to the Swingline
Committed Amount, and the commitment of the Lenders to purchase participation interests in the Swingline Loans as provided in Section 2.3(b)(ii), as such amounts may be reduced from time to time in accordance with the provisions hereof.

        “Swingline
Committed Amount” shall mean the amount of the Swingline Lender’s Swingline
Commitment as specified in Section 2.3(a).

        “Swingline
Lender” shall mean Wachovia, in its capacity as such.

        “Swingline Loan”
or “Swingline Loans” shall have the meaning set forth in Section 2.3(a).

        “Swingline
Note” shall mean the promissory note of the Borrower in favor of the Swingline
Lender evidencing the Swingline Loans provided pursuant to Section 2.3(d), as such promissory note may be amended, modified, supplemented, extended, renewed or replaced from time to time.

        “Target”
shall have the meaning set forth in the definition of Permitted Acquisition.

        “Taxes”
shall have the meaning set forth in Section 3.13.

        “Total
Capitalization” means, at any time, the sum of (a) Funded Debt of the Borrower and its Subsidiaries on a consolidated basis plus (b) Consolidated Tangible Net
Worth.

        “Total
Liabilities” shall mean, as at the time any determination is to be made, all
Indebtedness whenever maturing including, but not limited to, accounts payable, accrued expenses, borrowed money and capitalized leases, and all other liabilities, including, but not limited to, Contingent Liabilities, determined in accordance with GAAP.

        “Transfer
Effective Date” shall have the meaning set forth in each Commitment Transfer
Supplement.

        “Type”
shall mean, as to any Loan, its nature as an Alternate Base Rate Loan, LIBOR Rate Loan or
Swingline Loan, as the case may be.

        “Voting
Stock” means, with respect to any Person, Capital Stock issued by such Person the holders of which are ordinarily, in the absence of contingencies, entitled to vote for the election of directors (or persons performing similar functions) of such Person, even though the right so to vote has been suspended by the happening of such a contingency.

        “Wachovia”
means Wachovia Bank, National Association and its successors.

        “Wholly-Owned
Subsidiary” means, at any time, any Subsidiary 100% of all of the equity interests (except directors’ qualifying shares or shares aggregating less than 1% of the outstanding shares of such Subsidiary which are owned by individuals) and voting interests of which are owned by any one or more of the Borrower and the Borrower’s other Wholly-Owned Subsidiaries at such time.

      1.2
  Computation of Time Periods.

        All
time references in this Credit Agreement and the other Credit Documents shall be to
Charlotte, North Carolina time unless otherwise indicated. For purposes of computation of periods of time hereunder, the word “from” means “from and including”
and the words “to” and “until” each mean “to but excluding.”

      1.3
  Accounting Terms.

        Except
as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Lenders hereunder shall be prepared, in accordance with GAAP applied on a consistent basis. All calculations made for the purposes of determining compliance with this Credit Agreement (including, without limitation, calculation of the financial covenants set forth in Section 6.7) shall (except as otherwise expressly provided herein) be made by application of GAAP applied on a basis consistent with the most recent annual or quarterly financial statements delivered pursuant to Section 6.1 hereof (or, prior to the delivery of the first financial statements pursuant to Section 6.1, consistent with the annual audited financial statements referenced in Section 5.2); provided, however, if (a) the
Borrower shall object to determining such compliance on such basis at the time of delivery of such financial statements due to any change in GAAP or the rules promulgated with respect thereto or (b) the Administrative Agent or the Required Lenders shall so object in writing within 30 days after delivery of such financial statements, then such calculations shall be made on a basis consistent with the most recent financial statements delivered by the Borrower to the Lenders as to which no such objection shall have been made.

SECTION 2

CREDIT FACILITY

      2.1
Revolving Loans.

    (a)
          Commitment. During the Commitment Period, subject to the terms and conditions hereof, each Lender severally agrees to make Loans in Dollars (the
          “Revolving Loans”) to the Borrower from time to time in the amount of such Lender’s Commitment Percentage of such Loans for the purposes hereinafter set forth; provided that (i) with regard to the
          Lenders collectively, the sum of the aggregate principal amount of outstanding
          Revolving Loans plus outstanding Swingline Loans plus LOC
          Obligations plus outstanding Competitive Loans shall not exceed the
          Aggregate Revolving Committed Amount, and (ii) with regard to each Lender individually, the sum of the aggregate principal amount of such Lender’s
          Commitment Percentage of outstanding Revolving Loans plus such
          Lender’s Revolving Commitment Percentage of Swingline Loans plus such Lender’s LOC Commitment Percentage of LOC Obligations shall not exceed such Lender’s Revolving Committed Amount. Revolving Loans may consist of
          Alternate Base Rate Loans or LIBOR Rate Loans, or a combination thereof, as the
          Borrower may request, and may be repaid and reborrowed in accordance with the provisions hereof.

    (b)
          Revolving Loan Borrowings.

    (i)
               Notice of Borrowing. The Borrower shall request a Loan borrowing by written notice (or telephone notice promptly confirmed in writing) to the
               Administrative Agent not later than 11:00 A.M. on the Business Day of the requested borrowing in the case of Alternate Base Rate Loans, and on the third
               Business Day prior to the date of the requested borrowing in the case of LIBOR
               Rate Loans. Each such request for borrowing shall be irrevocable and shall specify (A) that a Loan is requested, (B) the date of the requested borrowing
               (which shall be a Business Day), (C) the aggregate principal amount to be borrowed, and (D) whether the borrowing shall be comprised of Alternate Base
               Rate Loans, LIBOR Rate Loans or a combination thereof, and if LIBOR Rate Loans are requested, the Interest Period(s) therefor. If the Borrower shall fail to specify in any such Notice of Borrowing (I) an applicable Interest Period in the case of a LIBOR Rate Loan, then such notice shall be deemed to be a request for an Interest Period of one month, or (II) the Type of Loan requested, then such notice shall be deemed to be a request for an Alternate Base Rate Loan hereunder. The Administrative Agent shall give notice to each Lender promptly upon receipt of each Notice of Borrowing pursuant to this Section 2.1(b)(i), the contents thereof and each such Lender’s share of any borrowing to be made pursuant thereto.

    (ii)
               Minimum Amounts. Each Revolving Loan shall be in a minimum aggregate principal amount of (A) in the case of LIBOR Rate Loans, $5,000,000 and integral multiples of $1,000,000 in excess thereof (or the remaining Aggregate
               Revolving Committed Amount, if less) and (B) in the case of Alternate Base Rate
               Loans, $1,000,000 and integral multiples of $500,000 in excess thereof
               (or the remaining Aggregate Revolving Committed Amount, if less).

    (iii)
               Advances. Each Lender will make its Commitment Percentage of each Loan borrowing available to the Administrative Agent for the account of the Borrower at the office of the Administrative Agent specified in Section 11.2, or at such office as the Administrative Agent may designate in writing, by 1:00 p.m.
               on the date specified in the applicable Notice of Borrowing in Dollars and in funds immediately available to the Administrative Agent. Such borrowing will then be made available to the Borrower by the Administrative Agent by crediting the account designated by the Borrower with the aggregate of the amounts made available to the Administrative Agent by the Lenders and in like funds as received by the Administrative Agent.

    (c)
          Repayment. The principal amount of all Loans shall be due and payable in full on the Maturity Date.

    (d)
          Interest. Subject to the provisions of Section 3.1:

    (i)
               Alternate Base Rate Loans. During such periods as Loans shall be comprised in whole or in part of Alternate Base Rate Loans, such Alternate Base
               Rate Loans shall bear interest at a per annum rate equal to the Alternate Base
               Rate plus the Applicable Percentage;

    (ii)
               LIBOR Rate Loans. During such periods as Loans shall be comprised in whole or in part of LIBOR Rate Loans, such LIBOR Rate Loans shall bear interest at a per annum rate equal to the LIBOR Rate plus the Applicable
               Percentage.

Interest on Loans shall be payable in
arrears on each applicable Interest Payment Date (or at such other times as may be specified herein).

    (e)
          Notes. The Loans shall be evidenced by a duly executed Note in favor of each Lender in the form of Schedule 2.1(e) attached hereto.

    (f)
          Maximum Number of LIBOR Rate Loans. The Borrower will be limited to a maximum number of eight (8) LIBOR Rate Loans outstanding at any time. For purposes hereof, LIBOR Rate Loans with separate or different Interest Periods will be considered as separate LIBOR Rate Loans even if their Interest Periods expire on the same date.

      2.2
Competitive Loan Subfacility.

    (a)
               Competitive Loans. Subject to the terms and conditions hereof and in reliance upon the representations and warranties set forth herein, the Borrower may, during the Commitment Period, request and each Lender may, in its sole discretion, agree to make, Competitive Loans to the Borrower; provided, however, that (i) with regard to each Lender individually, the sum of such Lender’s share of outstanding Revolving Loans (excluding Competitive
               Loans) plus such Lender’s Revolving Commitment Percentage of
               Swingline Loans plus such Lender’s LOC Commitment Percentage of LOC
               Obligations shall not exceed such Lender’s Revolving Commitment Percentage of the aggregate Revolving Committed Amount and (ii) with regard to the Lenders collectively, the sum of the aggregate amount of outstanding Revolving Loans plus Swingline Loans plus LOC Obligations plus Competitive
               Loans shall not exceed the Revolving Committed Amount. Each Competitive Loan shall be not less than $5,000,000 in the aggregate and integral multiples of
               $1,000,000 in excess thereof (or the remaining portion of the Revolving
               Committed Amount, if less).

    (b)
               Competitive Bid Requests. The Borrower may solicit Competitive Bids by delivery of a Competitive Bid Request substantially in the form of Schedule
               2.2(b)-1 to the Administrative Agent by 12:00 noon on a Business Day not less than two (2) Business Days prior to the date of a requested Competitive
               Loan borrowing. A Competitive Bid Request shall specify (i) the date of the requested Competitive Loan borrowing (which shall be a Business Day), (ii) the amount of the requested Competitive Loan borrowing and (iii) the applicable
               Interest Periods requested. The Administrative Agent shall, promptly following its receipt of a Competitive Bid Request under this subsection (b), notify the affected Lenders of its receipt and the contents thereof and invite the Lenders to submit Competitive Bids in response thereto. A form of such notice is provided in Schedule 2.2(b)-2. No more than three (3) Competitive Bid
               Requests (e.g., the Borrower may request Competitive Bids for no more than three
               (3) different Interest Periods at a time) shall be submitted at any one time and
               Competitive Bid Requests may be made no more frequently than once every five (5)
               Business Days.

    (c)
               Competitive Bid Procedure. Each Lender may, in its sole discretion, make one or more Competitive Bids to the Borrower in response to a Competitive Bid
               Request. Each Competitive Bid must be received by the Administrative Agent not later than 10:00 A.M. on the Business Day next succeeding the date of receipt by the Administrative Agent of the related Competitive Bid Request. A Lender may offer to make all or part of the requested Competitive Loan borrowing and may submit multiple Competitive Bids in response to a Competitive Bid Request. The
               Competitive Bid shall specify (i) the particular Competitive Bid Request as to which the Competitive Bid is submitted, (ii) the minimum (which shall be not less than $1,000,000 and integral multiples of $500,000 in excess thereof) and maximum principal amounts of the requested Competitive Loan or Loans as to which the Lender is willing to make, and (iii) the applicable interest rate or rates and Interest Period or Periods therefor. A form of such Competitive Bid is provided in Exhibit 2.2(c). A Competitive Bid submitted by a Lender in accordance with the provisions hereof shall be irrevocable. The Administrative
               Agent shall promptly notify the Borrower of all Competitive Bids made and the terms thereof. The Administrative Agent shall send a copy of each of the
               Competitive Bids to the Borrower for its records as soon as practicable.

    (d)
               Submission of Competitive Bids by Administrative Agent. If the
               Administrative Agent, in its capacity as a Lender, elects to submit a
               Competitive Bid in response to any Competitive Bid Request, it shall submit such
               Competitive Bid directly to the Borrower one-half of an hour earlier than the latest time at which the other Lenders are required to submit their Competitive
               Bids to the Administrative Agent in response to such Competitive Bid Request pursuant to subsection (c) above.

    (e)
               Acceptance of Competitive Bids. The Borrower may, in its sole and absolute discretion, subject only to the provisions of this subsection (e), accept or refuse any Competitive Bid offered to it. To accept a Competitive Bid, the Borrower shall give written notification (or telephonic notice promptly confirmed in writing) substantially in the form of Schedule 2.2(e) of its acceptance of any or all such Competitive Bids to the Administrative Agent by
               11:00 A.M. on the date on which notice of election to make a Competitive Bid is to be given to the Administrative Agent by the Lenders; provided, however, (i) the failure by the Borrower to give timely notice of its acceptance of a Competitive Bid shall be deemed to be a refusal thereof, (ii)
               the Borrower may accept Competitive Bids only in ascending order of rates, (iii)
               the aggregate amount of Competitive Bids accepted by the Borrower shall not exceed the principal amount specified in the Competitive Bid Request, (iv) the
               Borrower may accept a portion of a Competitive Bid in the event, and to the extent, acceptance of the entire amount thereof would cause the Borrower to exceed the principal amount specified in the Competitive Bid Request, subject however to the minimum amounts provided herein (and provided that where two or more Lenders submit such a Competitive Bid at the same Competitive Bid Rate, then pro rata between or among such Lenders) and (v) no bid shall be accepted for a Competitive Loan unless such Competitive Loan is in a minimum principal amount of $1,000,000 and integral multiples of $500,000 in excess thereof, except that where a portion of a Competitive Bid is accepted in accordance with the provisions of subsection (iv) hereof, then in a minimum principal amount of
               $500,000 and integral multiples of $100,000 in excess thereof (but not in any event less than the minimum amount specified in the Competitive Bid), and in calculating the pro rata allocation of acceptances of portions of multiple bids at a particular Competitive Bid Rate pursuant to subsection (iv) hereof, the amounts shall be rounded to integral multiples of $100,000 in a manner which shall be in the discretion of the Borrower. A notice of acceptance of a
               Competitive Bid given by the Borrower in accordance with the provisions hereof shall be irrevocable. The Administrative Agent shall, not later than 12:00 noon on the date of receipt by the Administrative Agent of a notification from the
               Borrower of its acceptance and/or refusal of Competitive Bids, notify each affected Lender of its receipt and the contents thereof. Upon its receipt from the Administrative Agent of notification of the Borrower’s acceptance of its Competitive Bid in accordance with the terms of this subsection (e), each successful bidding Lender will thereupon become bound, subject to the other applicable conditions hereof, to make the Competitive Loan in respect of which its bid has been accepted.

    (f)
               Funding of Competitive Loans. Each Lender which is to make a Competitive
               Loan shall make its Competitive Loan borrowing available to the Administrative
               Agent for the account of the Borrower at the office of the Administrative Agent specified in Schedule 11.2, or at such other office as the Administrative
               Agent may designate in writing, by 1:30 P.M. on the date specified in the
               Competitive Bid Request in funds immediately available to the Administrative
               Agent. Such borrowing will then be made available to the Borrower by crediting the account of the Borrower on the books of such office with the aggregate of the amount made available to the Administrative Agent by the applicable
               Competitive Loan Lenders and in like funds as received by the Administrative
               Agent.

    (g)
               Maturity of Competitive Loans. Each Competitive Loan shall mature and be due and payable in full on the last day of the Interest Period applicable thereto, unless accelerated sooner pursuant to Section 8.2. Unless the Borrower shall give notice to the Administrative Agent otherwise, the Borrower shall be deemed to have requested a Revolving Loan borrowing in the amount of the maturing Competitive Loan, the proceeds of which will be used to repay such
               Competitive Loan.

    (h)
               Interest on Competitive Loans. Subject to the provisions of Section 3.1,
               Competitive Loans shall bear interest in each case at the Competitive Bid Rate applicable thereto. Interest on Competitive Loans shall be payable in arrears on each Interest Payment Date.

                    (i)
               Notes. The Competitive Loans made by each Lender shall be evidenced by such Lender’s Revolving Note.

      2.3
Swingline Loan Subfacility.

    (a)
               Swingline Commitment. During the Commitment Period, subject to the terms and conditions hereof, the Swingline Lender, in its individual capacity, agrees to make certain revolving credit loans to the Borrower (each a
               “Swingline Loan” and, collectively, the “Swingline
               Loans”) for the purposes hereinafter set forth; provided,
               however, (i) the aggregate amount of Swingline Loans outstanding at any time shall not exceed TEN MILLION DOLLARS ($10,000,000) (the
               “Swingline Committed Amount”), and (ii) the sum of the
               aggregate amount of outstanding Revolving Loans plus Swingline Loans plus LOC Obligations plus Competitive Loans shall not exceed the
               Revolving Committed Amount. Swingline Loans hereunder may be repaid and reborrowed in accordance with the provisions hereof.

                    (b)
Swingline Loan Borrowings.

    (i)
               Notice of Borrowing and Disbursement. The Swingline Lender will make
               Swingline Loans available to the Borrower on any Business Day upon request made by the Borrower not later than 12:00 noon on such Business Day. A notice of request for Swingline Loan borrowing shall be made in the form of Schedule
               2.1(b)(i) with appropriate modifications. Swingline Loan borrowings hereunder shall be made in minimum amounts of $100,000 and in integral amounts of $100,000 in excess thereof.

    (ii)
               Repayment of Swingline Loans. Each Swingline Loan borrowing shall be due and payable on the Maturity Date. The Swingline Lender may, at any time, in its sole discretion, by written notice to the Borrower and the Administrative Agent, demand repayment of its Swingline Loans by way of a Revolving Loan borrowing, in which case the Borrower shall be deemed to have requested a Revolving Loan borrowing comprised entirely of Alternate Base Rate Loans in the amount of such
               Swingline Loans; provided, however, that, in the following circumstances, any such demand shall also be deemed to have been given one
               Business Day prior to each of (A) the Maturity Date, (B) the occurrence of any
               Event of Default described in Section 8.1(e), (C) upon acceleration of the
               Credit Party Obligations hereunder, whether on account of an Event of Default described in Section 8.1(e) or any other Event of Default and (D) the exercise of remedies in accordance with the provisions of Section 8.2 hereof (each such
               Revolving Loan borrowing made on account of any such deemed request therefor as provided herein being hereinafter referred to as a “Mandatory
               Borrowing”). Each Lender hereby irrevocably agrees to make such
               Revolving Loans promptly upon any such request or deemed request on account of each Mandatory Borrowing in the amount and in the manner specified in the preceding sentence and on the same such date notwithstanding (A) the amount of Mandatory Borrowing may not comply with the minimum amount for borrowings of Revolving Loans otherwise required hereunder, (B) whether any conditions specified in Section 4.2 are then satisfied, (C) whether a Default or an Event of Default then exists, (D) failure of any such request or deemed request for Revolving Loans to be made by the time otherwise required in Section
               2.1(b)(i), (E) the date of such Mandatory Borrowing, or (F) any reduction in the
               Revolving Committed Amount or termination of the Revolving Commitments immediately prior to such Mandatory Borrowing or contemporaneously therewith. In the event that any Mandatory Borrowing cannot for any reason be made on the date otherwise required above (including, without limitation, as a result of the commencement of a proceeding under the Bankruptcy Code with respect to the
               Borrower), then each Lender hereby agrees that it shall forthwith purchase (as of the date the Mandatory Borrowing would otherwise have occurred, but adjusted for any payments received from the Borrower on or after such date and prior to such purchase) from the Swingline Lender such participations in the outstanding
               Swingline Loans as shall be necessary to cause each such Lender to share in such
               Swingline Loans ratably based upon its respective Revolving Commitment
               Percentage (determined before giving effect to any termination of the
               Commitments pursuant to Section 8.2), provided that (A) all interest payable on the Swingline Loans shall be for the account of the Swingline Lender until the date as of which the respective participation is purchased, and (B) at the time any purchase of participations pursuant to this sentence is actually made, the purchasing Lender shall be required to pay to the Swingline Lender interest on the principal amount of such participation purchased for each day from and including the day upon which the Mandatory Borrowing would otherwise have occurred to but excluding the date of payment for such participation, at the rate equal to, if paid within two (2) Business Days of the date of the
               Mandatory Borrowing, the Federal Funds Effective Rate, and thereafter at a rate equal to the Alternate Base Rate.

    (c)
               Interest on Swingline Loans. Subject to the provisions of Section 3.1,
               Swingline Loans shall bear interest at a per annum rate equal to the Alternate
               Base Rate plus the Applicable Percentage for Alternate Base Rate Loans.
               Interest on Swingline Loans shall be payable in arrears on each Interest Payment
               Date.

    (d)
               Swingline Note. The Swingline Loans shall be evidenced by a duly executed promissory note of the Borrower to the Swingline Lender in the original amount of the Swingline Committed Amount and substantially in the form of Schedule
                2.3(d).

      2.4
Letter of Credit Subfacility.

    (a)
          Issuance. Subject to the terms and conditions hereof and of the LOC
          Documents, if any, and any other terms and conditions which the Issuing Lender may reasonably require, during the Commitment Period the Issuing Lender shall issue, and the Lenders shall participate in, Letters of Credit for the account of the Borrower from time to time upon request in a form acceptable to the
          Issuing Lender; provided, however, that (i) the aggregate amount of LOC Obligations shall not at any time exceed TWENTY MILLION DOLLARS
          ($20,000,000) (the “LOC Committed Amount”), (ii) the sum of
          outstanding Revolving Loans plus Swingline Loans plus LOC
          Obligations plus Competitive Loans shall not at any time exceed the
          Aggregate Revolving Committed Amount, (iii) all Letters of Credit shall be denominated in U.S. Dollars and (iv) Letters of Credit shall be issued for lawful corporate purposes and may be issued as standby letters of credit, including in connection with workers’ compensation and other insurance programs, commercial letters of credit and trade letters of credit.
          Except as otherwise expressly agreed upon by all the Lenders, no Letter of
          Credit shall have an original expiry date more than twelve (12) months from the date of issuance; provided, however, so long as no Default or
          Event of Default has occurred and is continuing and subject to the other terms and conditions to the issuance of Letters of Credit hereunder, the expiry dates of Letters of Credit may be extended annually or periodically from time to time on the request of the Borrower or by operation of the terms of the applicable
          Letter of Credit to a date not more than twelve (12) months from the date of extension; provided, further, that no Letter of Credit, as originally issued or as extended, shall have an expiry date extending beyond the date which is six (6) Business Days prior to the Maturity Date. Each Letter of
          Credit shall comply with the related LOC Documents. The issuance and expiry date of each Letter of Credit shall be a Business Day. Any Letters of Credit issued hereunder shall be in a minimum original face amount of $100,000 or such lesser amount as the Issuing Lender may agree.

    (b)
          Notice and Reports. The request for the issuance of a Letter of Credit shall be submitted to the Issuing Lender at least five (5) Business Days prior to the requested date of issuance. The Issuing Lender will promptly upon request provide to the Administrative Agent for dissemination to the Lenders a detailed report specifying the Letters of Credit which are then issued and outstanding and any activity with respect thereto which may have occurred since the date of any prior report, and including therein, among other things, the account party, the beneficiary, the face amount, expiry date as well as any payments or expirations which may have occurred. The Issuing Lender will further provide to the Administrative Agent promptly upon request copies of the Letters of Credit.
          The Issuing Lender will provide to the Administrative Agent promptly upon request a summary report of the nature and extent of LOC Obligations then outstanding.

    (c)
          Participations. Each Lender upon issuance of a Letter of Credit shall be deemed to have purchased without recourse a risk participation from the Issuing
          Lender in such Letter of Credit and the obligations arising thereunder and any collateral relating thereto, in each case in an amount equal to its LOC
          Commitment Percentage of the obligations under such Letter of Credit and shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and be obligated to pay to the Issuing Lender therefor and discharge when due, its LOC Commitment Percentage of the obligations arising under such
          Letter of Credit. Without limiting the scope and nature of each Lender’s participation in any Letter of Credit, to the extent that the Issuing Lender has not been reimbursed as required hereunder or under any LOC Document, each such
          Lender shall pay to the Issuing Lender its LOC Commitment Percentage of such unreimbursed drawing in same day funds on the day of notification by the Issuing
          Lender of an unreimbursed drawing pursuant to the provisions of subsection (d)
          hereof. The obligation of each Lender to so reimburse the Issuing Lender shall be absolute and unconditional and shall not be affected by the occurrence of a
          Default, an Event of Default or any other occurrence or event. Any such reimbursement shall not relieve or otherwise impair the obligation of the
          Borrower to reimburse the Issuing Lender under any Letter of Credit, together with interest as hereinafter provided.

    (d)
          Reimbursement. In the event of any drawing under any Letter of Credit, the Issuing Lender will promptly notify the Borrower and the Administrative
          Agent. The Borrower shall reimburse the Issuing Lender on the day of drawing under any Letter of Credit (with the proceeds of a Revolving Loan obtained hereunder or otherwise) in same day funds as provided herein or in the LOC
          Documents. If the Borrower shall fail to reimburse the Issuing Lender as provided herein, the unreimbursed amount of such drawing shall bear interest at a per annum rate equal to the Alternate Base Rate plus the Applicable Percentage plus two percent (2%). Unless the Borrower shall immediately notify the
          Issuing Lender and the Administrative Agent of its intent to otherwise reimburse the Issuing Lender, the Borrower shall be deemed to have requested a Revolving
          Loan in the amount of the drawing as provided in subsection (e) hereof, the proceeds of which will be used to satisfy the reimbursement obligations. The
          Borrower’s reimbursement obligations hereunder shall be absolute and unconditional under all circumstances irrespective of any rights of set-off, counterclaim or defense to payment the Borrower may claim or have against the
          Issuing Lender, the Administrative Agent, the Lenders, the beneficiary of the
          Letter of Credit drawn upon or any other Person, including without limitation any defense based on any failure of the Borrower to receive consideration or the legality, validity, regularity or unenforceability of the Letter of Credit. The
          Issuing Lender will promptly notify the Lenders of the amount of any unreimbursed drawing and each Lender shall promptly pay to the Administrative
          Agent for the account of the Issuing Lender in Dollars and in immediately available funds, the amount of such Lender’s LOC Commitment Percentage of such unreimbursed drawing. Such payment shall be made on the day such notice is received by such Lender from the Issuing Lender if such notice is received at or before 2:00 P.M.; otherwise, such payment shall be made at or before 12:00 noon on the Business Day next succeeding the day such notice is received. If such
          Lender does not pay such amount to the Issuing Lender in full upon such request, such Lender shall, on demand, pay to the Administrative Agent for the account of the Issuing Lender interest on the unpaid amount during the period from the date of such drawing until such Lender pays such amount to the Issuing Lender in full at a rate per annum equal to, if paid within two (2) Business Days of the date of drawing, the Federal Funds Rate and thereafter at a rate equal to the
          Alternate Base Rate. Each Lender’s obligation to make such payment to the
          Issuing Lender, and the right of the Issuing Lender to receive the same, shall be absolute and unconditional, shall not be affected by any circumstance whatsoever and without regard to the termination of this Credit Agreement or the
          Commitments hereunder, the existence of a Default or Event of Default or the acceleration of the Credit Party Obligations hereunder and shall be made without any offset, abatement, withholding or reduction whatsoever.

    (e)
          Repayment with Loans. On any day on which the Borrower shall have requested, or been deemed to have requested a Revolving Loan to reimburse a drawing under a Letter of Credit, the Administrative Agent shall give notice to the Lenders that a Revolving Loan has been requested or deemed requested in connection with a drawing under a Letter of Credit, in which case a Revolving
          Loan borrowing comprised entirely of Alternate Base Rate Loans (each such borrowing, a “Mandatory Borrowing”) shall be immediately made
          (without giving effect to any termination of the Commitments pursuant to Section
          8.2) pro rata based on each Lender’s respective Revolving
          Commitment Percentage (determined before giving effect to any termination of the
          Commitments pursuant to Section 8.2) and the proceeds thereof shall be paid directly to the Issuing Lender for application to the respective LOC
          Obligations. Each Lender hereby irrevocably agrees to make such Revolving Loans immediately upon any such request or deemed request on account of each Mandatory
          Borrowing in the amount and in the manner specified in the preceding sentence and on the same such date notwithstanding (i) the amount of Mandatory
          Borrowing may not comply with the minimum amount for borrowings of Loans otherwise required hereunder, (ii) whether any conditions specified in Section
          4.2 are then satisfied, (iii) whether a Default or an Event of Default then exists, (iv) failure for any such request or deemed request for a Revolving Loan to be made by the time otherwise required in Section 2.1(b)(i), (v) the date of such Mandatory Borrowing, or (vi) any reduction in the Aggregate Revolving
          Committed Amount after any such Letter of Credit may have been drawn upon. In the event that any Mandatory Borrowing cannot for any reason be made on the date otherwise required above (including, without limitation, as a result of the commencement of a proceeding under the Bankruptcy Code), then each such Lender hereby agrees that it shall forthwith fund (as of the date the Mandatory
          Borrowing would otherwise have occurred, but adjusted for any payments received from the Borrower on or after such date and prior to such purchase) its
          Participation Interests in the LOC Obligations; provided, further, that in the event any Lender shall fail to fund its Participation Interest on the day the Mandatory Borrowing would otherwise have occurred, then the amount of such Lender’s unfunded Participation Interest therein shall bear interest payable by such Lender to the Issuing Lender upon demand, at the rate equal to, if paid within two (2) Business Days of such date, the Federal Funds
          Rate, and thereafter at a rate equal to the Alternate Base Rate.

    (f)
          Modification, Extension. The issuance of any supplement, modification, amendment, renewal, or extension to any Letter of Credit shall, for purposes hereof, be treated in all respects the same as the issuance of a new Letter of
          Credit hereunder.

    (g)
          Uniform Customs and Practices. The Issuing Lender shall have the Letters of Credit be subject to The Uniform Customs and Practice for Documentary
          Credits, as published as of the date of issue by the International Chamber of
          Commerce (the “UCP”), in which case the UCP may be incorporated therein and deemed in all respects to be a part thereof.

      2.5
Additional Loans.

        Subject
to the terms and conditions set forth herein, so long as no Default or Event of Default shall have occurred and be continuing, the Borrower shall have the right during the period from the Closing Date until the date one Business Day prior to the Maturity Date, to incur additional Indebtedness (the “Additional Loans”) under this Credit
Agreement in the form of one or more increases to the Aggregate Revolving Committed Amount by an aggregate amount of up to $50,000,000. The following terms and conditions shall apply to all Additional Loans: (a) the loans made under any such Additional Loan shall constitute Credit Party Obligations, (b) such Additional Loan shall have the same terms
(including interest rate) as the existing Loans, (c) any such Additional Loan shall be entitled to the same voting rights as the existing Loans and shall be entitled to receive proceeds of prepayments on the same basis as comparable Loans, (d) any such Additional
Loan shall be obtained from existing Lenders or from other banks, financial institutions or investment funds, in each case in accordance with the terms set forth below, (e) such
Additional Loan shall be in a minimum principal amount of $10,000,000 and integral multiples of $5,000,000 in excess thereof, (f) the proceeds of any Additional Loan will be used in accordance with Section 5.13, (g) the Borrower shall execute such promissory notes as are necessary to reflect the Additional Loans, (h) the conditions to Extensions of
Credit in Section 4.2 shall have been satisfied, (i) the Administrative Agent shall have received evidence that the borrowing of such Additional Loan has been duly authorized by all necessary corporate action on the part of the Borrower and (j) the Administrative
Agent shall have received from the Borrower updated financial projections and an officer’s certificate, in each case in form and substance satisfactory to the
Administrative Agent, demonstrating that, after giving effect to any such Additional Loan, the Borrower will be in compliance with the financial covenants set forth in Section 6.7.
Participation in any Additional Loan shall be offered first to each of the existing
Lenders, but each such Lender shall have no obligation to provide all or any portion of any such Additional Loan. If the amount of any Additional Loan requested by the Borrower shall exceed the commitments which the existing Lenders are willing to provide with respect to such Additional Loan, then the Administrative Agent and the Borrower may invite other banks, financial institutions and investment funds reasonably acceptable to the
Administrative Agent and the Borrower to join this Credit Agreement as Lenders hereunder for the portion of such Additional Loan not taken by existing Lenders, provided that such other banks, financial institutions and investment funds shall enter into such joinder agreements to give effect thereto as the Administrative Agent and the Borrower may reasonably request. The existing Lenders shall make such assignments (which assignments shall not be subject to the requirements set forth in Section 11.6(c)) of the outstanding
Loans and Participation Interests to the Lenders providing any Additional Loan so that, after giving effect to such assignments, each Lender (including the Lenders providing the
Additional Loans) will hold Loans and Participation Interests equal to its Commitment
Percentage of all outstanding Loans and LOC Obligations. The Administrative Agent is
authorized to enter into, on behalf of the Lenders, any amendment to this Credit Agreement or any other Credit Document as may be necessary to incorporate the terms of any
Additional Loan as such terms are agreed to by the Borrower.

SECTION 3

OTHER PROVISIONS
RELATING TO CREDIT FACILITIES

3.1  Default Rate.

        Upon
the occurrence, and during the continuance, of an Event of Default, the principal of and, to the extent permitted by law, interest on the Loans and any other amounts owing hereunder or under the other Credit Documents shall, upon the election of the Required
Lenders (except with respect to an Event of Default occurring under Section 8.1(e), in which case such interest rate increase shall be immediate) bear interest, payable on demand, at a per annum rate 2% greater than the interest rate which would otherwise be applicable (or if no rate is applicable, whether in respect of interest, fees or other amounts, then 2% greater than the Alternate Base Rate plus the Applicable
Percentage).

      3.2
Extension and Conversion.

        The
Borrower shall have the option, on any Business Day, to extend existing Loans into a subsequent permissible Interest Period or to convert Loans into Loans of another Type;
provided, however, that (i) except as expressly provided otherwise in this
Credit Agreement, LIBOR Rate Loans may be converted into Alternate Base Rate Loans only on the last day of the Interest Period applicable thereto, (ii) LIBOR Rate Loans may be extended, and Alternate Base Rate Loans may be converted into LIBOR Rate Loans, only if the conditions in Section 4.2 have been satisfied and (iii) Loans extended as, or converted into, LIBOR Rate Loans shall be subject to the terms of the definition of
“Interest Period” set forth in Section 1.1 and shall be in such minimum amounts as provided in Section 2.1(b)(ii). Any request for extension or conversion of a
LIBOR Rate Loan which shall fail to specify an Interest Period shall be deemed to be a request for an Interest Period of one month. Each such extension or conversion shall be effected by the Borrower by giving a Notice of Extension/Conversion (or telephone notice promptly confirmed in writing) to the Administrative Agent prior to 11:00 A.M. on the
Business Day of, in the case of the conversion of a LIBOR Rate Loan into an Alternate Base
Rate Loan, and on the third Business Day prior to, in the case of the extension of a LIBOR
Rate Loan as, or conversion of an Alternate Base Rate Loan into, a LIBOR Rate Loan, the date of the proposed extension or conversion, specifying (A) the date of the proposed extension or conversion, (B) the Loans to be so extended or converted, (C) the Types of
Loans into which such Loans are to be converted and, if appropriate, (D) the applicable
Interest Periods with respect thereto. Each request for extension or conversion shall be irrevocable and shall constitute a representation and warranty by the Borrower of the matters specified in Section 4.2. In the event the Borrower fails to request extension or conversion of any LIBOR Rate Loan in accordance with this Section, or any such conversion or extension is not permitted or required by this Section, then such LIBOR Rate Loan shall be converted to an Alternate Base Rate Loan at the end of the Interest Period applicable thereto. The Administrative Agent shall give each Lender notice as promptly as practicable of any such proposed extension or conversion affecting any Loan.

      3.3
Prepayments.

    (a)
          Voluntary Repayments. Revolving Loans, Swingline Loans and, with the consent of the applicable Competitive Loan Lender or Lenders, Competitive Loans,
          may be repaid in whole or in part without premium or penalty; provided that (i) LIBOR Rate Loans may be repaid only upon three (3) Business Days’
          prior written notice to the Administrative Agent, and Alternate Base Rate Loans
          may be repaid only upon at least one (1) Business Day’s prior written notice to the Administrative Agent, (ii) repayments of LIBOR Rate Loans must be accompanied by payment of any amounts owing under Section 3.12, and (iii)
          partial repayments of the LIBOR Rate Loans shall be in minimum principal amount of $5,000,000, and in integral multiples of $1,000,000 in excess thereof and partial repayments of Alternate Base Rate Loans shall be in minimum principal amount of $1,000,000, and in integral multiples of $500,000 in excess thereof

    (b)
          Mandatory Prepayments. If at any time, the aggregate principal amount of outstanding Revolving Loans plus Swingline Loans plus LOC
          Obligations plus Competitive Loans shall exceed the Aggregate Revolving
          Committed Amount, the Borrower shall immediately make payment on the Loans in an amount sufficient to eliminate the excess amount over the Aggregate Revolving
          Committed Amount.

    (c)
          Application. Unless otherwise specified by the Borrower, voluntary repayments and mandatory prepayments made hereunder shall be applied first to Alternate Base Rate Loans, then to LIBOR Rate Loans in direct order of Interest Period maturities and second to Competitive Loans in direct order of Interest Period Maturities. Amounts repaid on the Swingline Loan and the Revolving Loans may be reborrowed in accordance with the provisions hereof.

      3.4
Termination and Reduction of Commitments.

    (a)
          Voluntary Reductions. The Commitments may be terminated or permanently reduced by the Borrower in whole or in part upon three (3) Business Days’
          prior written notice to the Administrative Agent; provided that (i) after giving effect to any voluntary reduction, the aggregate principal amount of
          Loans plus LOC Obligations outstanding shall not exceed the Aggregate Revolving
          Committed Amount, as reduced, and (ii) partial reductions shall be in minimum principal amounts of $5,000,000, and in integral multiples of $1,000,000 in excess thereof; provided that no such reduction or termination shall be permitted if after giving effect thereto, and to any prepayments of the
          Revolving Loans made on the effective date thereof, the sum of the then outstanding aggregate principal amount of the Revolving Loans plus
          Swingline Loans plus LOC Obligations plus Competitive Loans would exceed the Revolving Committed Amount.

    (b)
          Mandatory Reduction. The Revolving Commitment, the LOC Commitment and the
          Swingline Commitment shall automatically terminate on the Maturity Date.

      3.5        Fees.

    (a)
          Facility Fee. In consideration of the Commitments, the Borrower agrees to pay to the Administrative Agent for the ratable benefit of the Lenders holding
          Commitments a facility fee (the “Facility Fee”) in an amount equal to the Applicable Percentage per annum on the Aggregate Revolving
          Committed Amount. The Facility Fee shall be payable quarterly in arrears on the
          15th day following the last day of each calendar quarter for the prior calendar quarter.

    (b)
          Letter of Credit Fee. In consideration of the LOC Commitments, the
          Borrower agrees to pay to the Issuing Lender a fee (the “Letter of
          Credit Fee”) equal to the Applicable Percentage per annum on the average daily maximum amount available to be drawn under each Letter of Credit from the date of issuance to the date of expiration. The Issuing Lender shall promptly pay over to the Administrative Agent for the ratable benefit of the
          Lenders (including the Issuing Lender) the Letter of Credit Fee. The Letter of
          Credit Fee shall be payable quarterly in arrears on the 15th day following the last day of each calendar quarter for the prior calendar quarter.

    (c)
          Issuing Lender Fees. In addition to the Letter of Credit Fees payable pursuant to subsection (b) above, the Borrower shall pay to the Issuing Lender for its own account without sharing by the other Lenders (i) a fronting fee of one-eighth of one percent (0.125%) per annum on the average daily maximum amount available to be drawn under each such Letter of Credit issued by it, and such fronting fee shall be payable quarterly in arrears on the 15th day following the last day of each calendar quarter for the prior calendar quarter and (ii) the reasonable and customary charges from time to time of the Issuing Lender with respect to the amendment, transfer, administration, cancellation and conversion of, and drawings under, such Letters of Credit (collectively, the
          “Issuing Lender Fees”).

    (d)
          Administrative Agent’s Fee. The Borrower agrees to pay to the
          Administrative Agent the annual administrative agent fee as described in the Fee
          Letter.

      3.6
Computation of Interest and Fees.

    (a)
          Interest payable hereunder with respect to Alternate Base Rate Loans based on the Prime Rate shall be calculated on the basis of a year of 365 days (or 366 days, as applicable) for the actual days elapsed. All other fees, interest and all other amounts payable hereunder shall be calculated on the basis of a
          360 day year for the actual days elapsed. The Administrative Agent shall as soon as practicable notify the Borrower and the Lenders of each determination of a LIBOR Rate on the Business Day of the determination thereof but in no event shall such notification be made later than 11:00 A.M. of the effective date of such change. Any change in the interest rate on a Loan resulting from a change in the Alternate Base Rate shall become effective as of the opening of business on the day on which such change in the Alternate Base Rate shall become effective. The Administrative Agent shall as soon as practicable notify the
          Borrower and the Lenders of the effective date and the amount of each such change but in no event shall such notification be made later than 11:00 A.M. of the effective date of such change.

    (b)
          Each determination of an interest rate by the Administrative Agent pursuant to any provision of this Credit Agreement shall be conclusive and binding on the
          Borrower and the Lenders in the absence of manifest error. The Administrative
          Agent shall, at the request of the Borrower, deliver to the Borrower a statement showing the computations used by the Administrative Agent in determining any interest rate.

      3.7
Pro Rata Treatment and Payments.

    (a)
          Each borrowing of Loans and any reduction of the Commitments shall be made pro rata according to the respective Commitment Percentages of the
          Lenders. Each payment under this Credit Agreement or any Note shall be applied
          (i) first, to any Fees then due and owing, (ii) second, to interest then due and owing in respect of the Notes of the Borrower and (iii)
          third, to principal then due and owing hereunder and under the Notes of the Borrower. Each payment on account of the Facility Fees or the Letter of
          Credit Fees shall be made pro rata in accordance with the
          respective amounts due and owing. Each payment (other than voluntary repayments and mandatory prepayments) by the Borrower on account of principal of and interest on the Loans shall be made pro rata according to the respective amounts due and owing hereunder. Each voluntary repayment and mandatory prepayment on account of principal of the Loans shall be applied in accordance with Section 3.3. With respect to Competitive Loans, if the Borrower fails to specify the particular Competitive Loan or Loans as to which any payment or other amount should be applied and it is not otherwise clear as to the particular Competitive Loan or Loans to which such payment or other amounts relate, or any such payment or other amount is to be applied to Competitive
          Loans without regard to any such direction by the Borrower, then each payment or prepayment of principal on Competitive Loans and each payment of interest or other amount on or in respect of Competitive Loans, shall be allocated pro rata among the relevant Competitive Loan Lenders in accordance with the then outstanding amounts of their respective Competitive Loans. All payments
          (including prepayments) to be made by the Borrower on account of principal, interest and fees shall be made without defense, set-off or counterclaim (except as provided in Section 3.13(b)) and shall be made to the Administrative Agent for the account of the Lenders at the Administrative Agent’s office specified in Section 11.2 in Dollars and in immediately available funds not later than 1:00 P.M. on the date when due. The Administrative Agent shall distribute such payments to the Lenders entitled thereto promptly upon receipt in like funds as received. If any payment hereunder (other than payments on the
          LIBOR Rate Loans) becomes due and payable on a day other than a Business Day, such payment shall be extended to the next succeeding Business Day, and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension. If any payment on a LIBOR Rate Loan becomes due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day unless the result of such extension would be to extend such payment into another calendar month, in which event such payment shall be made on the immediately preceding Business Day.

    (b)
          Allocation of Payments After Event of Default. Notwithstanding any other provision of this Credit Agreement to the contrary, after the occurrence and during the continuance of an Event of Default, all amounts collected or received by the Administrative Agent or any Lender on account of the Credit Party
          Obligations or any other amounts outstanding under any of the Credit Documents shall be paid over or delivered as follows:

        FIRST,
to the payment of all reasonable out-of-pocket costs and expenses (including without limitation reasonable attorneys’ fees) of the Administrative Agent in connection with enforcing the rights of the Lenders under the Credit Documents;

        SECOND,
to payment of any fees owed to the Administrative Agent;

        THIRD,
to the payment of all reasonable out-of-pocket costs and expenses (including without limitation, reasonable attorneys’ fees) of each of the Lenders in connection with enforcing its rights under the Credit Documents or otherwise with respect to the Credit
Party Obligations owing to such Lender;

        FOURTH,
to the payment of all of the Credit Party Obligations consisting of accrued fees and interest;

        FIFTH,
to the payment of the outstanding principal amount of the Credit Party Obligations;

        SIXTH,
to all other Credit Party Obligations and other obligations which shall have become due and payable under the Credit Documents or otherwise and not repaid pursuant to clauses
“FIRST” through “FIFTH” above; and

        SEVENTH,
to the payment of the surplus, if any, to whoever may be lawfully entitled to receive such surplus.

In
carrying out the foregoing, (i) amounts received shall be applied in the numerical order provided until exhausted prior to application to the next succeeding category and (ii)
each of the Lenders shall receive an amount equal to its pro rata share (based on the proportion that the then outstanding Loans and LOC Obligations held by such Lender bears to the aggregate then outstanding Loans and LOC Obligations and obligations) of amounts available to be applied pursuant to clauses “THIRD”, “FOURTH”,
“FIFTH” and “SIXTH” above.

      3.8
Non-Receipt of Funds by the Administrative Agent.

    (a)
          Unless the Administrative Agent shall have been notified in writing by a Lender prior to the date a Loan is to be made by such Lender (which notice shall be effective upon receipt) that such Lender does not intend to make the proceeds of such Loan available to the Administrative Agent, the Administrative Agent may
          assume that such Lender has made such proceeds available to the Administrative
          Agent on such date, and the Administrative Agent may in reliance upon such assumption (but shall not be required to) make available to the Borrower a corresponding amount. If such corresponding amount is not in fact made available to the Administrative Agent, the Administrative Agent shall be able to recover such corresponding amount from such Lender. If such Lender does not pay such corresponding amount forthwith upon the Administrative Agent’s demand therefor, the Administrative Agent will promptly notify the Borrower, and the
          Borrower shall immediately pay such corresponding amount to the Administrative
          Agent. The Administrative Agent shall also be entitled to recover from the
          Lender or the Borrower, as the case may be, interest on such corresponding amount in respect of each day from the date such corresponding amount was made available by the Administrative Agent to the Borrower to the date such corresponding amount is recovered by the Administrative Agent at a per annum rate equal to (i) from the Borrower at the applicable rate for the applicable borrowing pursuant to the Notice of Borrowing and (ii) from a Lender at the
          Federal Funds Rate.

    (b)
          Unless the Administrative Agent shall have been notified in writing by the
          Borrower, prior to the date on which any payment is due from it hereunder (which notice shall be effective upon receipt) that the Borrower does not intend to make such payment, the Administrative Agent may assume that such Borrower has made such payment when due, and the Administrative Agent may in reliance upon such assumption (but shall not be required to) make available to each Lender on such payment date an amount equal to the portion of such assumed payment to which such Lender is entitled hereunder, and if the Borrower has not in fact made such payment to the Administrative Agent, such Lender shall, on demand, repay to the Administrative Agent the amount made available to such Lender. If such amount is repaid to the Administrative Agent on a date after the date such amount was made available to such Lender, such Lender shall pay to the
          Administrative Agent on demand interest on such amount in respect of each day from the date such amount was made available by the Administrative Agent at a per annum rate equal to, if repaid to the Administrative Agent within two (2)
          days from the date such amount was made available by the Administrative Agent, the Federal Funds Rate and thereafter at a rate equal to the Alternate Base
          Rate.

    (c)
          A certificate of the Administrative Agent submitted to the Borrower or any
          Lender with respect to any amount owing under this Section 3.8 shall be conclusive in the absence of manifest error.

      3.9
Inability to Determine Interest Rate.

        Notwithstanding
any other provision of this Credit Agreement, if (i) the Administrative Agent shall reasonably determine (which determination shall be conclusive and binding absent manifest error) that, by reason of circumstances affecting the relevant market, reasonable and adequate means do not exist for ascertaining LIBOR for such Interest Period, or (ii) the
Required Lenders shall reasonably determine (which determination shall be conclusive and binding absent manifest error) that the LIBOR Rate does not adequately and fairly reflect the cost to such Lenders of funding LIBOR Rate Loans that the Borrower has requested be outstanding as a LIBOR tranche during such Interest Period, the Administrative Agent shall forthwith give telephone notice of such determination, confirmed in writing, to the
Borrower, and the Lenders at least two Business Days prior to the first day of such
Interest Period. Unless the Borrower shall have notified the Administrative Agent upon receipt of such telephone notice that it wishes to rescind or modify its request regarding such LIBOR Rate Loans, any Loans that were requested to be made as LIBOR Rate Loans shall be made as Alternate Base Rate Loans and any Loans that were requested to be converted into or continued as LIBOR Rate Loans shall remain as or be converted into Alternate Base
Rate Loans. Until any such notice has been withdrawn by the Administrative Agent, no further Loans shall be made as, continued as, or converted into, LIBOR Rate Loans for the
Interest Periods so affected. Notwithstanding anything in this Section 3.9 to the contrary, if the sole reason such LIBOR Rate does not adequately and fairly reflect the cost to such Lenders of funding LIBOR Rate Loans is the deterioration of the credit rating or financial strength of the Administration Agent or any of the Lenders and not the result of circumstances, economic or otherwise, outside the control of the Administration Agent or the Lenders, then the provisions of this Section 3.9 shall have no force and effect solely with respect to the specific circumstances of such Lender and the Administrative
Agent shall continue to honor the Borrower’s requests with respect to LIBOR Rate
Loans.

      3.10
Illegality.

        Notwithstanding
any other provision of this Credit Agreement, if the adoption of or any change in any
Requirement of Law or in the interpretation or application thereof by the relevant
Governmental Authority to any Lender shall make it unlawful for such Lender or its LIBOR
Lending Office to make or maintain LIBOR Rate Loans as contemplated by this Credit
Agreement or to obtain in the interbank eurodollar market through its LIBOR Lending Office the funds with which to make such Loans, (a) such Lender shall promptly notify the
Administrative Agent and the Borrower thereof, (b) the commitment of such Lender hereunder to make LIBOR Rate Loans or continue LIBOR Rate Loans as such shall forthwith be suspended until the Administrative Agent shall give notice that the condition or situation which gave rise to the suspension shall no longer exist, and (c) such Lender’s Loans then outstanding as LIBOR Rate Loans, if any, shall be converted on the last day of the
Interest Period for such Loans or within such earlier period as required by law to
Alternate Base Rate Loans. The Borrower hereby agrees promptly to pay any Lender, upon its demand, any additional amounts necessary to compensate such Lender for actual and direct costs (but not including anticipated profits) reasonably incurred by such Lender including, but not limited to, any interest or fees payable by such Lender to lenders of funds obtained by it in order to make or maintain its LIBOR Rate Loans hereunder. A certificate as to any additional amounts payable pursuant to this Section submitted by such Lender, through the Administrative Agent, to the Borrower shall be conclusive in the absence of manifest error. Each Lender agrees to use reasonable efforts (including reasonable efforts to change its LIBOR Lending Office) to avoid or to minimize any amounts which may otherwise be payable pursuant to this Section; provided, however, that such efforts shall not cause the imposition on such Lender of any additional costs or legal or regulatory burdens deemed by such Lender in its reasonable discretion to be material.

      3.11
Requirements of Law.

    (a)
          If the adoption of or any change in any Requirement of Law or in the interpretation or application thereof or compliance by any Lender with any request or directive (whether or not having the force of law) from any central bank or other Governmental Authority made subsequent to the date hereof:

    (i)
               shall subject such Lender to any tax of any kind whatsoever with respect to any
               LIBOR Rate Loan made by it, or change the basis of taxation of payments to such
               Lender in respect thereof (except for changes in the rate of tax on the overall net income of such Lender);

    (ii)
               shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of such Lender which is not otherwise included in the determination of the LIBOR Rate hereunder; or

                    (iii)
shall impose on such Lender any other condition;

and the result of any of the
foregoing is to increase the cost to such Lender of making or maintaining LIBOR Rate Loans or to reduce any amount receivable hereunder or under any Note, then, in any such case, the Borrower shall promptly pay such Lender, upon its demand, any additional amounts necessary to compensate such Lender for such additional cost or reduced amount receivable which such Lender reasonably deems to be material as determined by such Lender with respect to its LIBOR Rate Loans. A certificate as to any additional amounts payable pursuant to this Section submitted by such Lender, through the Administrative Agent, to the Borrower shall be conclusive in the absence of manifest error. Each Lender agrees to use reasonable efforts (including reasonable efforts to change its LIBOR Lending Office, as the case may be) to avoid or to minimize any amounts which might otherwise be payable pursuant to this paragraph of this Section; provided, however, that such efforts shall not cause the imposition on such Lender of any additional costs or legal or regulatory burdens deemed by such Lender in its reasonable discretion to be material.

    (b)
          If any Lender shall have reasonably determined that the adoption of or any change in any Requirement of Law regarding capital adequacy or in the interpretation or application thereof or compliance by such Lender or any corporation controlling such Lender with any request or directive regarding capital adequacy (whether or not having the force of law) from any central bank or Governmental Authority made subsequent to the date hereof does or shall have the effect of reducing the rate of return on such Lender’s or such corporation’s capital as a consequence of its obligations hereunder to a level below that which such Lender or such corporation could have achieved but for such adoption, change or compliance (taking into consideration such
          Lender’s or such corporation’s policies with respect to capital adequacy) by an amount reasonably deemed by such Lender in its sole discretion to be material, then from time to time, within fifteen (15) days after demand by such Lender, the Borrower shall pay to such Lender such additional amount as shall be certified by such Lender as being required to compensate it for such reduction. Such a certificate as to any additional amounts payable under this
          Section submitted by a Lender (which certificate shall include a description of the basis for the computation), through the Administrative Agent, to the
          Borrower shall be conclusive absent manifest error.

    (c)
          The agreements in this Section 3.11 shall survive the termination of this Credit
          Agreement and payment of the Notes and all other amounts payable hereunder.

      3.12
Indemnity.

        The
Borrower hereby agrees to indemnify each Lender and to hold such Lender harmless from any funding loss or expense which such Lender may sustain or incur as a consequence of (a)
default by the Borrower in payment of the principal amount of or interest on any LIBOR
Rate Loan by such Lender in accordance with the terms hereof, (b) default by the Borrower in accepting a borrowing pursuant to a LIBOR Rate Loan after the Borrower has given a notice in accordance with the terms of Section 2.1, (c) default by the Borrower in making any repayment of a LIBOR Rate Loan after the Borrower has given a notice in accordance with the terms of Section 2.1, and/or (d) the making by the Borrower of a repayment or prepayment of a LIBOR Rate Loan, or the conversion thereof, on a day which is not the last day of the Interest Period with respect thereto, in each case including, but not limited to, any such loss or expense arising from interest or fees payable by such
Lender to lenders of funds obtained by it in order to maintain its LIBOR Rate Loans hereunder. A certificate as to any additional amounts payable pursuant to this Section submitted by any Lender, through the Administrative Agent, to the Borrower (which certificate must be delivered to the Administrative Agent within thirty days following such default, repayment, prepayment or conversion) shall be conclusive in the absence of manifest error. The agreements in this Section 3.12 shall survive termination of this
Credit Agreement and payment of the Notes and all other amounts payable hereunder.

      3.13  Taxes.

    (a)
          All payments made by the Borrower hereunder or under any Note will be, except as provided in Section 3.13(b), made free and clear of, and without deduction or withholding for, any present or future taxes, levies, imposts, duties, fees, assessments or other charges of whatever nature now or hereafter imposed by any
          Governmental Authority or by any political subdivision or taxing authority thereof or therein with respect to such payments (but excluding any tax imposed on or measured by the net income or profits of a Lender pursuant to the laws of the jurisdiction in which it is organized or the jurisdiction in which the principal office or applicable lending office of such Lender is located or any subdivision thereof or therein) and all interest, penalties or similar liabilities with respect thereto (all such non-excluded taxes, levies, imposts, duties, fees, assessments or other charges being referred to collectively as
          “Taxes”). If any Taxes are so levied or imposed, the Borrower agrees to pay the full amount of such Taxes, and such additional amounts as may be necessary so that every payment of all amounts due under this Credit
          Agreement or under any Note, after withholding or deduction for or on account of any Taxes, will not be less than the amount provided for herein or in such Note.
          The Borrower will furnish to the Administrative Agent as soon as practicable after the date the payment of any Taxes is due pursuant to applicable law certified copies (to the extent reasonably available and required by law) of tax receipts evidencing such payment by the Borrower. The Borrower agrees to indemnify and hold harmless each Lender, and reimburse such Lender upon its written request, for the amount of any Taxes so levied or imposed and paid by such Lender.

    (b)
          Each Lender that is not a United States person (as such term is defined in
          Section 7701(a)(30) of the Code) agrees to deliver to the Borrower and the
          Administrative Agent on or prior to the Closing Date, or in the case of a Lender that is an assignee or transferee of an interest under this Credit Agreement pursuant to Section 11.6 (unless the respective Lender was already a Lender hereunder immediately prior to such assignment or transfer), on the date of such assignment or transfer to such Lender, (i) if the Lender is a “bank”
          within the meaning of Section 881(c)(3)(A) of the Code, two accurate and complete original signed copies of Internal Revenue Service Form W-8BEN or
          W-8ECI (or successor forms) certifying such Lender’s entitlement to a complete exemption from United States withholding tax with respect to payments to be made under this Credit Agreement and under any Note, or (ii) if the Lender is not a “bank” within the meaning of Section 881(c)(3)(A) of the
          Code, either Internal Revenue Service Form W-8BEN or W-8ECI as set forth in clause (i) above, or (x) a certificate substantially in the form of Schedule
          3.13 (any such certificate, a “3.13 Certificate”) and (y)
          two accurate and complete original signed copies of Internal Revenue Service
          Form W-8 (or successor form) certifying such Lender’s entitlement to an exemption from United States withholding tax with respect to payments of interest to be made under this Credit Agreement and under any Note. In addition, each Lender agrees that it will deliver upon the Borrower’s request updated versions of the foregoing, as applicable, whenever the previous certification has become obsolete or inaccurate in any material respect, together with such other forms as may be required in order to confirm or establish the entitlement of such Lender to a continued exemption from or reduction in United States withholding tax with respect to payments under this Credit Agreement and any
          Note. Notwithstanding anything to the contrary contained in Section 3.13(a), but subject to the immediately succeeding sentence, (x) the Borrower shall be entitled, to the extent it is required to do so by law, to deduct or withhold
          Taxes imposed by the United States (or any political subdivision or taxing authority thereof or therein) from interest, fees or other amounts payable hereunder for the account of any Lender which is not a United States person (as such term is defined in Section 7701(a)(30) of the Code) for U.S. Federal income tax purposes to the extent that such Lender has not provided to the Borrower
          U.S. Internal Revenue Service Forms that establish a complete exemption from such deduction or withholding and (y) the Borrower shall not be obligated pursuant to Section 3.13(a) hereof to gross-up payments to be made to a Lender in respect of Taxes imposed by the United States if (I) such Lender has not provided to the Borrower the Internal Revenue Service Forms required to be provided to the Borrower pursuant to this Section 3.13(b) or (II) in the case of a payment, other than interest, to a Lender described in clause (ii) above, to the extent that such Forms do not establish a complete exemption from withholding of such Taxes. Notwithstanding anything to the contrary contained in the preceding sentence or elsewhere in this Section 3.13, the Borrower agrees to pay additional amounts and to indemnify each Lender in the manner set forth in
          Section 3.13(a) (without regard to the identity of the jurisdiction requiring the deduction or withholding) in respect of any amounts deducted or withheld by it as described in the immediately preceding sentence as a result of any changes after the Closing Date in any applicable law, treaty, governmental rule, regulation, guideline or order, or in the interpretation thereof, relating to the deducting or withholding of Taxes.

    (c)
          Each Lender agrees to use reasonable efforts (including reasonable efforts to change its LIBOR Lending Office, as the case may be) to avoid or to minimize any amounts which might otherwise be payable pursuant to this Section;
          provided, however, that such efforts shall not cause the
          imposition on such Lender of any additional costs or legal or regulatory burdens deemed by such Lender in its sole discretion to be material.

    (d)
          If the Borrower pays any additional amount pursuant to this Section 3.13 with respect to a Lender, such Lender shall use reasonable efforts to obtain a refund of tax or credit against its tax liabilities on account of such payment;
          provided that such Lender shall have no obligation to use such reasonable efforts if either (i) it is in an excess foreign tax credit position or (ii) it believes in good faith, in its sole discretion, that claiming a refund or credit would cause adverse tax consequences to it. In the event that such Lender receives such a refund or credit, such Lender shall pay to the Borrower an amount that such Lender reasonably determines is equal to the net tax benefit obtained by such Lender as a result of such payment by the Borrower. In the event that no refund or credit is obtained with respect to the Borrower’s payments to such Lender pursuant to this Section 3.13, then such Lender shall upon request provide a certification that such Lender has not received a refund or credit for such payments. Nothing contained in this Section 3.13 shall require a Lender to disclose or detail the basis of its calculation of the amount of any tax benefit or any other amount or the basis of its determination referred to in the proviso to the first sentence of this Section 3.13 to the
          Borrower or any other party.

    (e)
          The agreements in this Section 3.13 shall survive the termination of this Credit
          Agreement and the payment of the Notes and all other amounts payable hereunder.

      3.14
Indemnification; Nature of Issuing Lender’s Duties.

    (a)
          In addition to its other obligations under Section 2.4, the Borrower hereby agrees to protect, indemnify, pay and hold the Issuing Lender harmless from and against any and all claims, demands, liabilities, damages, losses, costs, charges and expenses (including reasonable attorneys’ fees) that the
          Issuing Lender may incur or be subject to as a consequence, direct or indirect, of (i) the issuance of any Letter of Credit, except to the extent resulting from the gross negligence, bad faith or willful misconduct of the Issuing Lender or
          (ii) the failure of the Issuing Lender to honor a drawing under a Letter of
          Credit as a result of any act or omission, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority (all such acts or omissions, herein called “Government Acts”).

    (b)
          As between the Borrower and the Issuing Lender, the Borrower shall assume all risks of the acts, omissions or misuse of any Letter of Credit by the beneficiary thereof. The Issuing Lender shall not be responsible for: (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any party in connection with the application for and issuance of any Letter of Credit, even if it should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii)
          the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, that may prove to be invalid or ineffective for any reason; (iii) failure of the beneficiary of a
          Letter of Credit to comply fully with conditions required in order to draw upon a Letter of Credit; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher; (v)  errors in interpretation of technical terms; (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under a Letter of Credit or of the proceeds thereof; and (vii) any consequences arising from causes beyond the control of the Issuing Lender, including, without limitation, any Government
          Acts. None of the above shall affect, impair, or prevent the vesting of the
          Issuing Lender’s rights or powers hereunder.

    (c)
          In furtherance and extension and not in limitation of the specific provisions hereinabove set forth, any action taken or omitted by the Issuing Lender, under or in connection with any Letter of Credit or the related certificates, if taken or omitted in good faith, shall not put such Issuing Lender under any resulting liability to the Borrower. It is the intention of the parties that this Credit
          Agreement shall be construed and applied to protect and indemnify the Issuing
          Lender against any and all risks involved in the issuance of the Letters of
          Credit, all of which risks are hereby assumed by the Borrower, including, without limitation, any and all risks of the acts or omissions, whether rightful or wrongful, of any Government Authority. The Issuing Lender shall not, in any way, be liable for any failure by the Issuing Lender or anyone else to pay any drawing under any Letter of Credit as a result of any Government Acts or any other cause beyond the control of the Issuing Lender.

    (d)
          Nothing in this Section 3.14 is intended to limit the reimbursement obligation of the Borrower contained in Section 2.4 hereof. The obligations of the Borrower under this Section 3.14 shall survive the termination of this Credit Agreement.
          No act or omissions of any current or prior beneficiary of a Letter of Credit shall in any way affect or impair the rights of the Issuing Lender to enforce any right, power or benefit under this Credit Agreement.

    (e)
          Notwithstanding anything to the contrary contained in this Section 3.14, the
          Borrower shall have no obligation to indemnify any Issuing Lender in respect of any liability incurred by such Issuing Lender arising out of the gross negligence, bad faith or willful misconduct of the Issuing Lender, as determined by a court of competent jurisdiction.

SECTION 4

CONDITIONS

      4.1
Conditions to Closing.

        This
Credit Agreement shall become effective upon, and the obligation of each Lender to make the initial Loans is subject to, the satisfaction of the following conditions precedent:

    (a)
          Execution of Credit Agreement and Credit Documents. Receipt by the
          Administrative Agent of (i) multiple counterparts of this Credit Agreement and (ii) for the account of each Lender, Revolving Notes and Competitive
          Loan Notes and for the account of the Swingline Lender, a Swingline Note, in each case executed by a duly authorized officer of each party thereto and in each case conforming to the requirements of this Credit Agreement.

    (b)
          Legal Opinion. Receipt by the Administrative Agent of a legal opinion of counsel to the Credit Parties relating to this Credit Agreement and the other
          Credit Documents and the transactions contemplated herein and therein, in form and substance reasonably acceptable to the Administrative Agent, which opinion shall include, without limitation, an opinion that the execution, delivery and performance of the Credit Documents and the performance of the transactions contemplated thereby will not conflict with, result in a breach of, require any consent or permit any acceleration of (or require repayment of) any Indebtedness of the Credit Parties or under any of the Credit Parties’ organizational documents and material agreements.

    (c)
          Absence of Legal Proceedings. The absence of any Material pending or, to the best knowledge of the Borrower, threatened action, suit, investigation, proceeding, bankruptcy or insolvency, injunction, order or claim with respect to the Borrower or any of its Subsidiaries.

    (d)
          Corporate Documents. Receipt by the Administrative Agent of the following
          (or their equivalent), each (other than with respect to clause (iv))
          certified by the secretary or assistant secretary of the Borrower as of the
          Closing Date to be true and correct and in force and effect pursuant to a certificate substantially in the form attached hereto as
          Schedule 4.1(d):

    (i)
               Articles of Incorporation. Copies of the articles of incorporation or charter documents of the Credit Parties certified to be true and complete as of a recent date by the appropriate Governmental Authority of the state of its organization.

    (ii)
               Resolutions. Copies of resolutions of the board of directors or comparable managing body of the Credit Parties approving and adopting the respective Credit Documents, the transactions contemplated therein and authorizing execution and delivery thereof.

    (iii)
               Bylaws. Copies of the bylaws, operating agreement or partnership agreement of the Credit Parties certified by a secretary or assistant secretary as of the Closing Date to be true and correct and in force and effect as of such date.

    (iv)
               Good Standing. Copies, where applicable, of certificates of good standing, existence or its equivalent of each of the Credit Parties certified as of a recent date by the appropriate Governmental Authorities of the State of organization.

    (e)
          Officer’s Certificate. Receipt by the Administrative Agent of a
          certificate, in form and substance reasonably satisfactory to it, of a
          Responsible Officer certifying that the Borrower, on a consolidated basis with its Subsidiaries, is in compliance on a Pro Forma Basis with all of the financial covenants in Section 6.7 both before and after giving effect to any
          Loans to be made on the Closing Date.

    (f)
          Account Designation Letter. Receipt by the Administrative Agent of an
          executed counterpart of the Account Designation Letter.

    (g)
          Financial Information. Receipt by the Administrative Agent of (i)
          five-year financial and operational projections for the Borrower and its
          Subsidiaries together with a detailed explanation of all management assumptions contained therein, which projections shall be in form and substance satisfactory to the Administrative Agent and the Lenders, (ii) the final audited financial statements of the Borrower for the twelve month period ending April 26, 2003 and
          (iii) the unaudited quarterly financial statements of the Borrower for the quarter ending January 24, 2004.

    (h)
          Capital Structure/Other Documentation. Receipt by the Administrative
          Agent of any information requested by it relating to the corporate and capital structure of the Borrower and its Subsidiaries.

    (i)
          Payment Instructions. Receipt by the Administrative Agent of payment instructions with respect to each wire transfer to be made by the Administrative
          Agent on behalf of the Lenders or the Borrower on the Closing Date setting forth the amount of such transfer, the purpose of such transfer, the name and number of the account to which such transfer is to be made, the name and ABA number of the bank or other financial institution where such account is located and the name and telephone number of an individual that can be contacted to confirm receipt of such transfer.

    (j)
          Repayment of Existing Facility. The Existing Facility shall have been repaid in full and terminated and the Administrative Agent shall have received such evidence of such repayment and termination as the Administrative Agent may reasonably require.

    (k)
          Consents. The Administrative Agent shall have received evidence that all necessary governmental, corporate, shareholder and third party consents and approvals, if any, in connection with the financings and other transactions contemplated hereby have been received and no condition exists which would reasonably be likely to restrain, prevent or impose any material adverse conditions on the transactions contemplated hereby.

    (l)
          No Material Adverse Change. No development or event shall have occurred since April 26, 2003 in the business, assets, liabilities, condition (financial or otherwise) or prospects of the Borrower and its Subsidiaries taken as a whole which has had or could reasonably be expected to have a Material Adverse Effect.

    (m)
          Fees. Receipt by the Administrative Agent and the Lenders of all fees, if any, then owing pursuant to the Fee Letter, Section 3.5 or pursuant to any other
          Credit Document.

    (n)
          Patriot Act Certificate. The Administrative Agent shall have received a certificate satisfactory thereto, for benefit of itself and the Lenders, provided by the Borrower that sets forth information required by the Patriot Act
          (as defined in Section 9.10) including, without limitation, the identity of the
          Borrower, the name and address of the Borrower and other information that will allow the Administrative Agent or any Lender, as applicable, to identify the
          Borrower in accordance with the Patriot Act.

    (o)
          Additional Matters. All other documents and legal matters in connection with the transactions contemplated by this Credit Agreement shall be reasonably satisfactory in form and substance to the Administrative Agents and the Required
          Lenders.

      4.2
Conditions to All Extensions of Credit.

        The
obligation of each Lender to make any Extension of Credit hereunder is subject to the satisfaction of the following conditions precedent on the date of making such Extension of
Credit:

    (a)
          Representations and Warranties. The representations and warranties made by the Borrower herein or in any other Credit Document or which are contained in any certificate furnished at any time under or in connection herewith or therewith shall be true and correct on and as of the date of such Extension of
          Credit as if made on and as of such date (except for those which expressly relate to an earlier date).

    (b)
          No Default or Event of Default. No Default or Event of Default shall have occurred and be continuing on such date or after giving effect to the Extension of Credit to be made on such date.

    (c)
          Compliance with Commitments. Immediately after giving effect to the making of any such Extension of Credit (and the application of the proceeds thereof), (i) the sum of the aggregate principal amount of outstanding
          Revolving Loans plus Swingline Loans plus LOC Obligations
          plus Competitive Loans shall not exceed the Revolving Committed Amount,
          (ii) the LOC Obligations shall not exceed the LOC Committed Amount and (iii) the
          Swingline Loans shall not exceed the Swingline Commitment.

        Each
request for an Extension of Credit (including extensions and conversions) and each acceptance by the Borrower of an Extension of Credit (including extensions and conversions) shall be deemed to constitute a representation and warranty by the Borrower as of the date of such Loan that the conditions in subsections (a) and (b) of this Section have been satisfied.

SECTION 5

REPRESENTATIONS AND
WARRANTIES

        To
induce the Lenders to enter into this Credit Agreement and to make Loans herein provided for, the Credit Parties hereby represent and warrant to the Administrative Agent and to each Lender that:

      5.1
Existing Indebtedness.

        Schedule
5.1 sets forth a complete and correct list of all outstanding Indebtedness of the
Borrower and its Subsidiaries as of February 28, 2004, and since such date, no additional material Indebtedness has been entered into or incurred. Neither the Borrower nor any
Subsidiary is in default and no waiver of default is currently in effect, in the payment of any principal or interest on any Indebtedness of the Borrower or such Subsidiary and no event or condition exists with respect to any Indebtedness of the Borrower or any
Subsidiary the outstanding principal amount of which exceeds $5,000,000 that would permit
(or that with notice or the lapse of time, or both, would permit) one or more Persons to cause such Indebtedness to become due and payable before its stated maturity or before its regularly scheduled dates of payment.

      5.2
Financial Statements.

        The
Borrower has delivered to the Administrative Agent copies of the financial statements of the Borrower and its Subsidiaries referenced in Section 4.1(g). Except for the financial projections delivered pursuant to Section 4.1(g)(i), all of said financial statements
(including in each case the related schedules and notes) fairly present in all material respects the consolidated financial position of the Borrower and its Subsidiaries as of the respective dates specified in such financial statements and the consolidated results of their operations and cash flows for the respective periods so specified and have been prepared in accordance with GAAP consistently applied throughout the periods involved except as set forth in the notes thereto (subject, in the case of any interim financial statements, to normal year-end adjustments).

      5.3
No Material Adverse Change.

        Since
April 26, 2003, there has been no development or event which has had or could reasonably be expected to have a Material Adverse Effect.

      5.4
Organization; Existence.

        Each
of the Credit Parties is duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign entity and is in good standing under the laws of each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each of the Credit Parties has the corporate power and authority to own or hold under lease the properties it purports to own or hold under lease, to transact the business it transacts and proposes to transact, to execute and deliver this Credit Agreement and the other Credit Documents and to perform the provisions hereof and thereof.

      5.5
Authorization; Power; Enforceable Obligations.

        This
Credit Agreement and the other Credit Documents have been duly authorized by all necessary corporate action on the part of the Borrower and the other Credit Parties, and this Credit
Agreement constitutes, and upon execution and delivery thereof each Note will constitute, a legal, valid and binding obligation of the Borrower and the other Credit Parties enforceable against the Borrower and any such Credit Party in accordance with its terms, except as such enforceability may be limited by (i) applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors’ rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

      5.6
Consent; Government Authorizations.

        No
approval, consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with acceptance of extensions of credit by the Borrower or the making of the guaranties hereunder or with the execution, delivery or performance of any Credit Documents by the other Credit Parties (other than those which have been obtained) or with the validity or enforceability of any Credit Document against the Credit Parties.

      5.7
No Material Litigation.

    (a)
          There are no actions, suits or proceedings pending or, to the knowledge of the
          Borrower, threatened against or affecting the Borrower or any Subsidiary or any property of the Borrower or any Subsidiary in any court or before any arbitrator of any kind or before or by any Governmental Authority that, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.

    (b)
          Neither the Borrower nor any Subsidiary is in default under any order, judgment, decree or ruling of any court, arbitrator or Governmental Authority or is in violation of any applicable law, ordinance, rule or regulation (including without limitation Environmental Laws) of any Governmental Authority, which default or violation, individually or in the aggregate, would reasonably be expected to have a Material Adverse Effect.

      5.8  No Default.

        No
Default or Event of Default has occurred and is continuing.

      5.9  Taxes.

        The
Borrower and its Subsidiaries have filed all tax returns (federal, state, local and foreign) that are required to have been filed in any jurisdiction, and have paid all income taxes shown to be due and payable (including interest and penalties) on such returns and all other taxes and assessments payable by them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, except for any taxes and assessments (a) the amount of which is not individually or in the aggregate Material or (b) the amount, applicability or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which the
Borrower or a Subsidiary, as the case may be, has established adequate reserves in accordance with GAAP. None of the Credit Parties or their respective Subsidiaries are aware, as of the Closing Date, of any proposed tax assessments against it or any of its
Subsidiaries which could reasonably be expected to have a Material Adverse Effect. The
Federal income tax liabilities of the Borrower and its Subsidiaries have been paid for all fiscal years up to and including the fiscal year ended April 26, 2003.

      5.10
ERISA.

    (a)
          Each Credit Party and each ERISA Affiliate have operated and administered each
          Plan in compliance with all applicable laws except for such instances of noncompliance as have not resulted in and could not reasonably be expected to result in a Material Adverse Effect. Neither any Credit Party nor any ERISA
          Affiliate has incurred any liability pursuant to Title I or IV of ERISA or the penalty or excise tax provisions of the Code relating to employee benefit plans (as defined in Section 3 of ERISA), and no event, transaction or condition has occurred or exists that would reasonably be expected to result in the incurrence of any such liability by any Credit Party or any ERISA Affiliate, or in the imposition of any Lien on any of the rights, properties or assets of the Borrower or any ERISA Affiliate, in either case pursuant to Title I or
          IV of ERISA or to such penalty or excise tax provisions or to
          Section 401(a)(29) or 412 of the Code, other than such liabilities or Liens as would not be individually or in the aggregate Material.

    (b)
          The present value of the aggregate benefit liabilities under each of the Plans
          (other than Multiemployer Plans), determined as of the end of such Plan’s most recently ended plan year on the basis of the actuarial assumptions specified for funding purposes in such Plan’s most recent actuarial valuation report, did not exceed the aggregate current value of the assets of such Plan allocable to such benefit liabilities by more than $500,000 in the aggregate for all Plans. The term “benefit liabilities” has the meaning specified in section 4001 of ERISA and the terms “current value” and “present value” have the meanings specified in
          section 3 of ERISA.

    (c)
          The Borrower and its ERISA Affiliates have not incurred withdrawal liabilities
          (and are not subject to contingent withdrawal liabilities) under section 4201 or 4204 of ERISA in respect of Multiemployer Plans that individually or in the aggregate are Material.

    (d)
          The expected post-retirement benefit obligation (determined as of the last day of the Borrower’s most recently ended fiscal year in accordance with
          Financial Accounting Standards Board Statement No. 106, without regard to liabilities attributable to continuation coverage mandated by section 4980B of the Code) of the Borrower and its Subsidiaries is not Material.

    (e)
          The execution and delivery of this Credit Agreement and the other Credit
          Documents hereunder will not involve any transaction that is subject to the prohibitions of section 406 of ERISA or in connection with which a tax could be imposed pursuant to section 4975(c)(1)(A)-(D) of the Code.

      5.11
Governmental Regulations, Etc.

    (a)
          No part of the proceeds of the Loans hereunder will be used, directly or indirectly, for the purpose of purchasing or carrying any “margin stock” within the meaning of Regulation U, or for the purpose of purchasing or carrying or trading in any securities. If requested by any Lender or the
          Administrative Agent, the Borrower will furnish to the Administrative Agent and each Lender a statement to the foregoing effect in conformity with the requirements of FR Form U-1 referred to in said Regulation U. No Indebtedness being reduced or retired out of the proceeds of the Loans hereunder was or will be incurred for the purpose of purchasing or carrying any margin stock within the meaning of Regulation U or any “margin security” within the meaning of Regulation T. “Margin stock” within the meaning of
          Regulation U does not constitute more than 25% of the value of the consolidated assets of the Borrower and its Subsidiaries. Neither the execution and delivery hereof by the Borrower, nor the performance by it of any of the transactions contemplated by this Credit Agreement (including, without limitation, the direct or indirect use of the proceeds of the Loans) will violate or result in a violation of the Securities Act of 1933, as amended, or the Securities Exchange
          Act of 1934, as amended, or regulations issued pursuant thereto, or Regulation
          T, U or X.

    (b)
          The Borrower is not (i) an “investment company” registered or required to be registered under the Investment Company Act of 1940, as amended, and is not controlled by such a company, or (ii) a “holding company”, or a
          “subsidiary company” of a “holding company”, or an
          “affiliate” of a “holding company” or of a
          “subsidiary” of a “holding company”, within the meaning of the Public Utility Holding Company Act of 1935, as amended.

    (c)
          The use of the proceeds of the Loans hereunder will not violate the Trading with the Enemy Act, as amended, or any of the foreign assets control regulations of the United States Treasury Department (31 CFR, Subtitle B, Chapter V, as
          amended) or any enabling legislation or executive order relating thereto.
          Without limiting the foregoing, none of the Credit Parties is or will
          (a) become a person whose property or interest in property are blocked pursuant to Section 1 of Executive Order 13224 of September 23,
          2001 Blocking Property and Prohibiting Transactions With Persons Who Commit,
          Threaten to Commit, or Support Terrorism (66 Fed. Reg. 49079 (2001))
          or (b) to the best of its knowledge, engage in any dealings or transactions, or be associated with, any such person.

      5.12
Subsidiaries.

    (a)
          Schedule 5.12 is (except as noted therein) a complete and correct list of the Borrower’s Significant Subsidiaries, showing, as to each Significant
          Subsidiary, the correct name thereof and the jurisdiction of its organization.

    (b)
          All of the outstanding shares of capital stock or similar equity interests of each Significant Subsidiary have been validly issued, are fully paid and nonassessable and are owned by the Borrower or another Subsidiary free and clear of any Lien (except as otherwise disclosed in Schedule 5.12).

    (c)
          Each Significant Subsidiary is a corporation or other legal entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and is duly qualified as a foreign corporation or other legal entity and is in good standing in each jurisdiction in which such qualification is required by law, other than those jurisdictions as to which the failure to be so qualified or in good standing would not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect. Each such
          Significant Subsidiary has the corporate or other power and authority to own or hold under lease the properties it purports to own or hold under lease and to transact the business it transacts and proposes to transact.

      5.13
Use of Proceeds.

        The
Extensions of Credit will be used solely (a) to refinance the Existing Facility and certain other Indebtedness, (b) to finance Permitted Acquisitions and other
Investments permitted pursuant to Section 7.5 and (c) to provide for the working capital and general corporate requirements of the Borrower.

      5.14
Contractual Obligations; Compliance with Laws; No Conflicts.

        The
execution, delivery and performance by the Borrower and the other Credit Parties, as applicable, of this Credit Agreement and the other Credit Documents will not (a)
contravene, result in any breach of, or constitute a default under, or result in the creation of any Lien in respect of any property of the Borrower or any Subsidiary under, any indenture, mortgage, deed of trust, loan, purchase or credit agreement, lease, corporate charter or by-laws, or any other Material agreement or instrument to which the
Borrower or any Subsidiary is bound or by which the Borrower or any Subsidiary or any of their respective properties may be bound or affected, (b) conflict with or result in a breach of any of the terms, conditions or provisions of any order, judgment, decree, or ruling of any court, arbitrator or Governmental Authority applicable to the Borrower or any Subsidiary or (c) violate any Requirement of Law applicable to the Borrower or any of its Subsidiaries (except those as to which waivers or consents have been obtained).

      5.15
Accuracy and Completeness of Information.

        All
factual information heretofore, contemporaneously or hereafter furnished by or on behalf of the Borrower or any Credit Party in writing to the Administrative Agent or any Lender for purposes of or in connection with this Credit Agreement or any other Credit Document, or any transaction contemplated hereby or thereby, is or will be true and accurate in all material respects as of the date stated therein and not incomplete by omitting to state any material fact necessary to make such information not misleading. There is no fact now known to the Borrower or any Credit Party which has, or could reasonably be expected to have, a Material Adverse Effect which fact has not been set forth herein, in the financial statements of the Borrower furnished to the Administrative Agent and/or the Lenders, or in
any certificate, opinion or other written statement made or furnished by the Borrower or any Credit Party to the Administrative Agent and/or the Lenders.

      5.16
Environmental Matters.

    (a)
          Except where such violation or liability could not reasonably be expected to have a Material Adverse Effect, the facilities and properties owned, leased or operated by the any of the Credit Parties and their Subsidiaries (the
          “Properties”) do not contain any Materials of Environmental
          Concern in amounts or concentrations which (i) constitute a violation of, or
          (ii) have resulted in liability under, any Environmental Law.

    (b)
          Except where such violation could not reasonably be expected to have a Material
          Adverse Effect, the Properties and all operations of the Credit Parties and their Subsidiaries at the Properties are in compliance, and have in the last five years been in compliance, in all material respects with all applicable
          Environmental Laws, and there is no contamination at or under the Properties or violation of any Environmental Law with respect to the Properties or the business operated by any of the Credit Parties (the
          “Business”).

    (c)
          Except where such violation or liability could not reasonably be expected to have a Material Adverse Effect, neither the Borrower nor any of its Subsidiaries has received any written notice of violation, alleged violation, non-compliance, liability or potential liability regarding environmental matters or compliance with Environmental Laws with regard to any of the Properties or the Business, nor does the Borrower nor any of its Subsidiaries have knowledge of any such threatened notice.

    (d)
          Except where such violation or liability could not reasonably be expected to have a Material Adverse Effect, Materials of Environmental Concern have not been transported or disposed of from the Properties in violation of, or in a manner or to a location which has given rise to liability under any Environmental Law, nor have any Materials of Environmental Concern been generated, treated, stored or disposed of at, on or under any of the Properties in violation of, or in a manner that has given rise to liability under, any applicable Environmental Law.

    (e)
          Except where such proceeding or action could not reasonably be expected to have a Material Adverse Effect, no judicial proceeding or governmental or administrative action is pending or, to the knowledge of any Credit Party, threatened, under any Environmental Law to which any of the Credit Parties is or will be named as a party with respect to the Properties or the Business, nor are there any consent decrees or other decrees, consent orders, administrative orders or other orders, or other administrative or judicial directives outstanding under any Environmental Law with respect to the Properties or the
          Business.

    (f)
          Except where such violation or liability could not reasonably be expected to have a Material Adverse Effect, there has been no release or threat of release of Materials of Environmental Concern at or from the Properties, or arising from or related to the operations of any of the Credit Parties in connection with the
          Properties or otherwise in connection with the Business, in violation of or in amounts or in a manner requiring remediation under Environmental Laws.

SECTION 6

AFFIRMATIVE COVENANTS

        The
Credit Parties covenant and agree that on the Closing Date, and so long as this Credit
Agreement is in effect and until the Commitments have been terminated, no Loans remain outstanding and all amounts owing hereunder or under any other Credit Document or in connection herewith or therewith have been paid in full, the Credit Parties shall, and shall cause each Subsidiary to:

      6.1
Financial Statements.

        Furnish,
or cause to be furnished, to the Administrative Agent and the Lenders:

    (a)
          Audited Financial Statements. As soon as available, but in any event within 90 days after the end of each fiscal year of the Borrower, an audited consolidated balance sheet of the Borrower and its Subsidiaries as of the end of the fiscal year and the related consolidated statements of income of cash flows and changes in shareholders’ equity for the year, audited by an independent certified public accounting firm of nationally recognized standing, reported without a “going concern” or like qualification or exception, or qualification indicating that the scope of the audit was inadequate to permit such independent certified public accountants to certify such financial statements without such qualification, provided, that delivery within the time period specified above of copies of the Borrower’s Annual Report on Form
          10-K for such fiscal year prepared in accordance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 6.1(a).

    (b)
          Company-Prepared Financial Statements. As soon as available, but in any event within 45 days after the end of each fiscal quarter of the Borrower, a company-prepared consolidated balance sheet of the Borrower and its Subsidiaries as of the end of the quarter and related company-prepared consolidated statements of income of cash flows and changes in shareholders’ equity for such quarterly period and for the fiscal year to date; in each case setting forth in comparative form the consolidated figures for the corresponding period or periods of the preceding fiscal year or the portion of the fiscal year ending with such period, as applicable, in each case subject to normal recurring year-end audit adjustments, provided, that delivery within the time period specified above of copies of the Borrower’s Quarterly Report on Form 10-Q for such quarterly fiscal period prepared in compliance with the requirements therefor and filed with the Securities and Exchange Commission shall be deemed to satisfy the requirements of this Section 6.1(b).

        All
such financial statements shall be complete and correct in all material respects (subject, in the case of interim statements, to normal recurring year-end audit adjustments) and shall be prepared in reasonable detail and in accordance with GAAP applied consistently throughout the periods reflected therein and further accompanied by a description of, and an estimation of the effect on the financial statements on account of, a change in the application of accounting principles as provided in Section 1.3.

        Information
required to be delivered pursuant to Sections 6.1(a) and 6.1(b) above shall be deemed to have been delivered on the date on which the Borrower provides notice to the
Administrative Agent and the Lenders that such information has been posted on the
Borrower’s website on the Internet or at sec.gov/edaux/searches.htm or at another website identified in such notice and accessible by the Administrative Agent and the
Lenders without charge; provided that (i) such notice may be (A) delivered via electronic mail or (B) included in a certificate delivered pursuant to Section 6.2(a) and
(ii) the Borrower shall deliver paper copies of the information referred to in
Sections 6.1(a) and 6.1(b) to the Administrative Agent or any Lender upon any request for such delivery.

      6.2
Certificates; Other Information.

        Furnish,
or cause to be furnished, to the Administrative Agent for distribution to the Lenders:

    (a)
          Officer’s Certificate. Concurrently with the delivery of the financial statements referred to in Sections 6.1(a) and 6.1(b) above, a certificate of a Responsible Officer stating that, to the best of such
          Responsible Officer’s knowledge and belief, (i) the financial statements fairly present in all material respects the financial condition of the parties covered by such financial statements, (ii) as of the end of such period described in Sections 6.1(a) and 6.1(b) each Credit Party has observed or performed its covenants and other agreements hereunder and under the other
          Credit Documents, and satisfied the conditions contained in this Credit
          Agreement to be observed, performed or satisfied by it (except to the extent waived in accordance with the provisions hereof) and (iii) such Responsible
          Officer has obtained no knowledge of any Default or Event of Default except as specified in such certificate. Such certificate shall include the calculations required to indicate compliance with Section 6.7 as of the last day of the period covered by such financial statements. A form of Officer’s
          Certificate is attached as Schedule 6.2(a).

    (b)
          Other Information. Promptly, such additional financial and other information as the Administrative Agent, at the request of any Lender, may from time to time reasonably request.

    (c)
          Public Information. Promptly after the same are sent, copies of all reports (other than those otherwise provided pursuant to Section 6.1) and other financial information which any Credit Party sends to its public stockholders, and promptly after the same are filed, copies of all financial statements and non-confidential reports which any Credit Party may make to, or file with, the
          Securities and Exchange Commission or any successor or analogous United States
          Governmental Authority. Information required to be delivered pursuant to this
          Section 6.2(c) shall be deemed to have been delivered on the date on which the
          Borrower provides notice to the Administrative Agent and the Lenders that such information has been posted on the Borrower’s website on the Internet or at
          sec.gov/edaux/searches.htm or at another website identified in such notice and accessible by the Administrative Agent and the Lenders without charge;
          provided that (i) such notice may be delivered via electronic mail and (ii) the Borrower shall deliver paper copies of the information referred to in this Section 6.2(c) to the Administrative Agent or any Lender upon any request for such delivery.

      6.3  Notices.

        Give
notice to the Administrative Agent (which shall promptly transmit such notice to each
Lender) of:

    (a)
          Defaults. Promptly (but in any event within two (2) Business Days), after any Credit Party knows thereof, the occurrence of any Default or Event of
          Default.

    (b)
          Legal Proceedings. Promptly, any litigation, or any investigation or proceeding (including without limitation, any environmental or Governmental
          Authority proceeding) known to any Credit Party, relating to the Borrower or any of its Subsidiaries which, if adversely determined, would reasonably be expected to have a Material Adverse Effect.

    (c)
          ERISA. Promptly, (i) the occurrence or expected occurrence of any
          Reportable Event with respect to any Plan, a failure to make any required contribution to a Plan, the creation of any Lien in favor of the PBGC (other than a Permitted Lien) or a Plan or any withdrawal from, or the termination,
          Reorganization or Insolvency of, any Multiemployer Plan or (ii) the institution of proceedings or the taking of any other action by the PBGC or the Borrower or any Commonly Controlled Entity or any Multiemployer Plan with respect to the withdrawal from, or the terminating, reorganization or insolvency of, any Plan.

    (d)
          Other. Promptly, any other development or event which a Responsible
          Officer gains knowledge of which is reasonably likely to have a Material Adverse
          Effect.

Each notice pursuant to this Section
6.3 shall be accompanied by a statement of a Responsible Officer setting forth details of the occurrence referred to therein and stating what action the Borrower proposes to take with respect thereto.

      6.4
Maintenance of Existence; Compliance with Laws; Contractual Obligations.

    (a)
          Preserve and keep in full force and effect its corporate existence. Subject to
          Section 7.4, each Credit Party will at all times preserve and keep in full force and effect the corporate existence of each of its Subsidiaries (unless merged into the Borrower or a Subsidiary) and all rights and franchises of the Borrower and its Subsidiaries unless, in the good faith judgment of the Borrower, the termination of or failure to preserve and keep in full force and effect such corporate existence, right or franchise would not, individually or in the aggregate, have a Material Adverse Effect on the business, operations, affairs, financial condition, properties or assets of the Borrower and its Subsidiaries taken as a whole.

    (b)
          Comply with all Requirements of Law, ordinances or governmental rules or regulations to which each of them is subject, including, without limitation,
          Environmental Laws and ERISA-related Requirements of Law, and will obtain and maintain in effect all licenses, certificates, permits, franchises and other governmental authorizations necessary to the ownership of their respective properties or to the conduct of their respective businesses, in each case to the extent necessary to ensure that non-compliance with such laws, ordinances or governmental rules or regulations or failures to obtain or maintain in effect such licenses, certificates, permits, franchises and other governmental authorizations would not reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect on the business, operations, affairs, financial condition, properties or assets of the Borrower and its
          Subsidiaries taken as a whole.

    (c)
          Fully perform and satisfy all of its obligations under all of its contractual obligations except to the extent that failure to perform and satisfy such obligations would not, in the aggregate, have a Material Adverse Effect.

      6.5
Maintenance of Property; Insurance.

    (a)
          Maintain and keep, or cause to be maintained and kept, their respective properties in good repair, working order and condition (other than ordinary wear and tear), so that the business carried on in connection therewith may be properly conducted at all times, provided that this Section 6.5 shall not prevent the Borrower or any Subsidiary from discontinuing the operation and the maintenance of any of its properties if such discontinuance is desirable in the conduct of its business and the Borrower has concluded that such discontinuance would not, individually or in the aggregate, have a Material
          Adverse Effect on the business, operations, affairs, financial condition, properties or assets of the Borrower and its Subsidiaries taken as a whole.

    (b)
          Maintain, with financially sound and reputable insurers, insurance with respect to their respective properties and businesses against such casualties and contingencies, of such types, on such terms and in such amounts (including deductibles, co-insurance and self-insurance, if adequate reserves are maintained with respect thereto) as is customary in the case of entities of established reputations engaged in the same or a similar business and similarly situated; and furnish to the Administrative Agent, upon written request, full information as to the insurance carried.

      6.6
Inspection of Property; Books and Records; Discussions.

        Keep
proper books of records and account in which full, true and correct entries in conformity with GAAP and all Requirements of Law shall be made of all dealings and transactions in relation to its businesses and activities; and permit, during regular business hours and upon reasonable notice by the Administrative Agent, the Administrative Agent to visit and inspect any of its properties and examine and make abstracts (including photocopies) from any of its books and records at any reasonable time, and to discuss the business, operations, properties and financial and other condition of the Credit Parties and their
Subsidiaries with officers and employees of the Credit Parties and their Subsidiaries and, upon the consent of the Borrower (not unreasonably withheld), with their independent certified public accountants. The cost of the inspection referred to in the preceding sentence shall be for the account of the Lenders unless an Event of Default has occurred and is continuing, in which case the cost of such inspection shall be for the account of the Borrower.

      6.7
Financial Covenants.

    (a)
          Funded Debt to Total Capitalization Ratio. On a consolidated basis, maintain a Funded Debt to Total Capitalization Ratio as of the end of each fiscal quarter of less than or equal to .55 to 1.0.

    (b)
          Fixed Charge Coverage Ratio. On a consolidated basis, maintain a Fixed
          Charge Coverage Ratio as of the end of each fiscal quarter of greater than or equal to 2.50 to 1.0.

      6.8  Use of Proceeds.

        Use
the Loans solely for the purposes provided in Section 5.13.

      6.9
Additional Guarantors.

        Cause
each of the Borrower’s Significant Subsidiaries which is not a party to this Credit
Agreement, whether newly formed, after acquired or otherwise existing, to promptly become a “Guarantor” hereunder by way of execution of a Joinder Agreement.

      6.10
Payment of Obligations.

        File
all income tax or similar tax returns required to be filed in any jurisdiction and to pay and discharge all taxes shown to be due and payable on such returns and all other taxes, assessments, governmental charges, or levies payable by any of them, to the extent such taxes and assessments have become due and payable and before they have become delinquent, provided that neither the Borrower nor any Subsidiary need pay any such tax or assessment if (i) the amount, applicability or validity thereof is contested by the
Borrower or such Subsidiary on a timely basis in good faith and in appropriate proceedings, and the Borrower or a Subsidiary has established adequate reserves therefore in accordance with GAAP on the books of the Borrower or such Subsidiary or (ii) the nonpayment of all such taxes and assessments in the aggregate would not reasonably be expected to have a Material Adverse Effect on the business, operations, affairs, financial condition, properties or assets of the Borrower and its Subsidiaries taken as a whole.

      6.11
Environmental Laws.

    (a)
          Comply in all material respects with all applicable Environmental Laws and obtain and comply in all material respects with and maintain any and all licenses, approvals, notifications, registrations or permits required by applicable Environmental Laws except to the extent that failure to do so could not reasonably be expected to have a Material Adverse Effect;

    (b)
          Conduct and complete all investigations, studies, sampling and testing, and all remedial, removal and other actions required under Environmental Laws and promptly comply in all material respects with all lawful orders and directives of all Governmental Authorities regarding Environmental Laws except to the extent that the same are being contested in good faith by appropriate proceedings and the pendency of such proceedings could not reasonably be expected to have a Material Adverse Effect; and

    (c)
          Defend, indemnify and hold harmless the Administrative Agent and the Lenders, and their respective employees, agents, officers and directors and affiliates, from and against any and all claims, demands, penalties, fines, liabilities, settlements, damages, costs and expenses of whatever kind or nature known or unknown, contingent or otherwise, arising out of, or in any way relating to the violation of, noncompliance with or liability under, any Environmental Law applicable to the operations of the Borrower or any of its Subsidiaries or their
          Properties, or any orders, requirements or demands of Governmental Authorities related thereto, including, without limitation, reasonable attorney’s and consultant’s fees, investigation and laboratory fees, response costs, court costs and litigation expenses, except to the extent that any of the foregoing arise out of the gross negligence or willful misconduct of the party seeking indemnification therefor. The agreements in this paragraph shall survive repayment of the Notes and all other amounts payable hereunder.

SECTION 7

NEGATIVE COVENANTS

        The
Credit Parties covenant and agree that on the Closing Date, and so long as this Credit
Agreement is in effect and until the Commitments have been terminated, no Loans remain outstanding and all amounts owing hereunder or under any other Credit Document or in connection herewith or therewith have been paid in full, the Credit Parties shall not and shall not permit any Subsidiary to:

      7.1
Indebtedness.

        At
any time, create, incur, assume or suffer to exist any Indebtedness, except:

    (a)
          Securitization Facility Attributed Debt; provided that at all times the aggregate amount of Securitization Facility Attributed Debt shall not exceed
          $150,000,000;

    (b)
          Priority Debt; provided that at all times the ratio of Priority Debt to
          Total Capitalization shall be less than or equal to .20 to 1.00; and

    (c)
          Other Indebtedness; provided that the Credit Parties are in compliance with the financial covenants set forth in Section 6.7 on a Pro Forma Basis.

      7.2  Liens.

        Create,
incur, assume or suffer to exist any mortgage, pledge, encumbrance, security interest,
Lien or charge upon any of its assets, whether now owned or hereafter acquired, or create, suffer or permit to exist any Lien, security interest in, or encumbrance thereon, except the following:

    (a)
          purchase money security interests in fixed assets (including such security interests granted in connection with the issuance of industrial development revenue bonds issued to permit the Borrower or any of its Subsidiaries to acquire fixed assets), provided that each such security interest is created substantially contemporaneously with the acquisition of such fixed assets and does not extend to any property other than the fixed asset so financed;

    (b)
          Permitted Liens;

    (c)
          Liens and encumbrances set forth in Schedule 7.2 attached hereto;

    (d)
          Liens, in addition to those permitted by Section 7.2(a) through (c)
          above, securing Priority Debt of the Borrower or any Subsidiary; provided that such Priority Debt is otherwise permitted hereunder, including pursuant to
          Section 7.1(b) hereof;

    (e)
          any extension, renewal or replacement (or successive extensions, renewals or replacements), in whole or in part, of any Lien referred to in the foregoing clauses; provided that such extension, renewal or replacement Lien shall be limited to all or a part of the property which secured the Lien so extended, renewed or replaced;

    (f)
          any Lien existing on any specific asset of any Person at the time such Person becomes a Subsidiary and which is not created in contemplation of such event;

    (g)
          any Lien on any specific asset of any Person existing at the time such Person is merged or consolidated with or into the Borrower or a Subsidiary and which is not created in contemplation of such event; and

    (h)
          any Lien on any specific asset prior to the acquisition thereof by the Borrower or a Subsidiary and which is not created in contemplation of such acquisition.

      7.3
Nature of Business.

        Conduct
its business in a manner or a field that substantially differs from its business as conducted as of the Closing Date, except as otherwise permitted pursuant to Section 7.4.

      7.4
Mergers, Sale of Assets and Indebtedness of Subsidiaries

    (a)
          Dissolve, liquidate or wind up its affairs, sell, transfer, lease or otherwise dispose of its property or assets or agree to do so at a future time;
          provided that the following, without duplication, shall be expressly permitted:

                    (i)
               the sale, transfer, lease or other disposition of inventory and materials in the ordinary course of business;

                    (ii)
the sale, transfer or other disposition of cash and Cash Equivalents;

    (iii)
               (A) the disposition of property or assets as a direct result of a Recovery Event or (B) the sale, lease, transfer or other disposition of machinery, parts and equipment no longer used or useful in the conduct of the business of the
               Borrower or any of its Subsidiaries;

    (iv)
               the sale, lease or transfer of property or assets between the Borrower and its
               Subsidiaries; provided, that notwithstanding anything herein to the contrary, at all times the sum of (without duplication) (A) the book value in accordance with GAAP of all property and assets of the Borrower and it
               Subsidiaries which are located outside the United States or owned by any Foreign
               Subsidiary plus (B) the outstanding amount of all loans, advances, guarantees and other Investments made by the Borrower and its Subsidiaries in
               Foreign Subsidiaries or other Persons organized outside of the United States shall, in the aggregate, be less than or equal to 40% of Consolidated Assets;
               and

    (v)
               in addition to the foregoing, the sale, lease or transfer of property or assets to Persons other than the Borrower and its Subsidiaries not to exceed 33% of
               Consolidated Assets (determined as of the end of the most recently ended fiscal quarter prior to the Closing Date) in the aggregate during the term of this
               Credit Agreement; or

    (b)
          (i) purchase, lease or otherwise acquire (in a single transaction or a series of related transactions) the property or assets of any Person (other than purchases or other acquisitions of inventory, materials, property and equipment in the ordinary course of business, except as otherwise limited or prohibited herein)
          or (ii) enter into any transaction of merger or consolidation, except for (A)
          investments or acquisitions permitted pursuant to Section 7.5, and (B) the merger or consolidation of a Subsidiary with and into another Subsidiary or the
          Borrower; provided that if the Borrower is a party thereto, the Borrower will be the surviving corporation.

      7.5
Advances, Investments and Loans.

    (a)
          Make loans or advances to any Person except: (i) loans or advances to employees not exceeding Five Million and No/100 Dollars ($5,000,000) in the aggregate outstanding at any time to the extent (A) made in the ordinary course of business, (B) consistent with practices existing on the Closing Date and (C) not prohibited by law; (ii) deposits required by government agencies or public utilities; (iii) loans or advances to any Credit Party or Subsidiary; (iv) loans in the form of deposits into checking and time accounts; (v) loans and advances in the nature of trade credit in the ordinary course of business; (vi) loans, advances and guarantees to independent retail dealers in respect of the
          Borrower’s furniture gallery stores, other retail furniture dealers and other members of the Borrower’s customer base in an amount, when taken together with all Investments outstanding at such time under Section
          7.5(b)(viii) below, not to exceed One-Hundred Million and No/100 Dollars
          ($100,000,000) in the aggregate at any time outstanding and (vii) loans or advances consisting of Investments permitted under Section 7.5(b) below; or

    (b)
          make Investments in any Person except as permitted by Section 7.5(a) above and except Investments (i) in direct obligations of the United States Government maturing within one year; (ii) in certificates of deposit issued by a commercial bank whose credit is satisfactory to the Administrative Agent; (iii) in commercial paper rated A-1 or the equivalent thereof by S&P or P-1 or the equivalent thereof by Moody’s and in either case maturing within 6 months after the date of acquisition; (iv) in tender bonds the payment of the principal of and interest on which is fully supported by a letter of credit issued by a
          United States bank whose long-term certificates of deposit are rated at least AA or the equivalent thereof by S&P and Aa or the equivalent thereof by
          Moody’s; (v) existing on the Closing Date, (vi) in any Subsidiary made after the Closing Date; (vii) constituting Permitted Acquisitions; (viii) to independent retail dealers in respect of the Borrower’s furniture gallery stores, other retail furniture dealers and other members of the Borrower’s customer base in an amount, when taken together with all loans, advances and guarantees outstanding at such time under Section 7.5(a)(vi) above, not to exceed One-Hundred Million and No/100 Dollars ($100,000,000) in the aggregate at any time outstanding and (ix) in addition to those described in the foregoing clauses (i) through (viii), in an aggregate amount not exceeding an amount equal to 7.5% of Consolidated Tangible Net Worth at any time outstanding;
          or

    (c)
          consummate any acquisition except for Permitted Acquisitions;

provided that after giving
effect to the making of any Investment, loan or advance permitted by this Section 7.5, no
Default or Event of Default shall have occurred and be continuing.

      7.6
Transactions with Affiliates.

        Enter
into directly or indirectly any Material transaction or Material group of related transactions (including without limitation the purchase, lease, sale or exchange of properties of any kind or the rendering of any service) with any Affiliate (other than the
Borrower or another Subsidiary), except pursuant to the reasonable requirements of the
Borrower’s or such Subsidiary’s business and upon fair and reasonable terms no less favorable to the Borrower or such Subsidiary than would be obtainable in a comparable arm’s-length transaction with a Person not an Affiliate.

      7.7  Fiscal Year.

        Change
its fiscal year without the written consent of the Administrative Agent.

      7.8
Limitation on Restricted Actions.

        Directly
or indirectly, create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any such Person to (a) pay dividends or make any other distributions on its Capital Stock to the Borrower or any other Subsidiary or
(b) act as a guarantor pursuant to the Credit Documents or any renewals, refinancings, exchanges, refundings or extension thereof, except (in respect of any of the matters referred to in clause (a) above) for such encumbrances or restrictions existing under or by reason of (i) this Credit Agreement and the other Credit Documents, (ii) applicable law or (iii) any Permitted Lien or any document or instrument governing any Permitted Lien;
provided that any such restriction contained therein relates only to the asset or assets subject to such Permitted Lien.

      7.9
Restricted Payments.

        Directly
or indirectly, declare, order, make or set apart any sum for or pay any Restricted
Payment, except (a) to make dividends payable solely in the same class of Capital Stock of such Person, (b) to make dividends or other distributions payable to the Borrower
(directly or indirectly through Subsidiaries) and (c) the Borrower may make other
Restricted Payments so long as, after giving effect thereto on a Pro Forma Basis, no
Default or Event of Default shall exist.

      7.10
No Further Negative Pledges.

        Enter
into, assume or become subject to any agreement prohibiting or otherwise restricting the creation or assumption of any Lien upon its properties or assets, whether now owned or hereafter acquired, or requiring the grant of any security for such obligation if security is given for some other obligation, except (a) pursuant to this Credit Agreement and the other Credit Documents and (b) in connection with any Permitted Lien or any document or instrument governing any Permitted Lien, provided that any such restriction contained therein relates only to the asset or assets subject to such Permitted Lien.

SECTION 8

EVENTS OF DEFAULT

      8.1
Events of Default.

        An
Event of Default shall exist upon the occurrence of any of the following specified events
(each an “Event of Default”):

    (a)
          The Borrower shall fail to pay any principal on any Loan when due in accordance with the terms hereof; or the Borrower shall fail to reimburse the Issuing
          Lender for any LOC Obligations when due in accordance with the terms hereof; or
          the Borrower shall fail to pay any interest on any Loan or any Fee or other amount payable hereunder when due in accordance with the terms hereof and such failure shall continue unremedied for five (5) Business Days (or any Guarantor shall fail to pay on the Guaranty in respect of any of the foregoing or in respect of any other Guaranty Obligations thereunder within the aforesaid period of time); or

    (b)
          Any representation or warranty made or deemed made herein or in any of the other
          Credit Documents or which is contained in any certificate, document or financial or other statement furnished at any time under or in connection with this Credit
          Agreement shall prove to have been incorrect, false or misleading in any material respect on or as of the date made or deemed made; or

    (c)
          (i) Any Credit Party shall fail to perform, comply with or observe any term, covenant or agreement applicable to it contained in Sections 6.3(a), 6.4(a) or
          6.7 or in Section 7; or (ii) any Credit Party shall fail to perform, comply with or observe any covenant or agreement contained in Section 6.1 and such failure shall continue unremedied for a period of five (5) Business Days; or
          (iii) any Credit Party shall fail to comply with any other covenant contained in this Credit Agreement or the other Credit Documents or any other agreement, document or instrument among any Credit Party, the Administrative Agent and the
          Lenders or executed by any Credit Party in favor of the Administrative Agent or the Lenders (other than as described in Sections 8.1(a), 8.1(b), 8.1(c)(i) or
          8.1(c)(ii) above), and in the event such breach or failure to comply is capable of cure, is not cured within thirty (30) days after the earlier of (A) the first day on which any Credit Party has knowledge of such failure or (B) written notice thereof has been given by the Administrative Agent at the request of any
          Lender; or

    (d)
          Any Credit Party or any of its Subsidiaries shall (i) default in any payment of principal of or interest on any Indebtedness (other than the Notes) in a principal amount outstanding of at least $10,000,000 in the aggregate for the
          Credit Parties and their Subsidiaries beyond the period of grace (not to exceed
          30 days), if any, provided in the instrument or agreement under which such
          Indebtedness was created or (ii) default in the observance or performance of any other agreement or condition relating to any Indebtedness in a principal amount outstanding of at least $10,000,000 in the aggregate for the Credit Parties or their Subsidiaries or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, with the giving of notice if required, such Indebtedness to become due prior to its stated
          maturity; or

    (e)
          (i) Any Credit Party or any of its Subsidiaries shall commence any case, proceeding or other action (A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (B)
          seeking appointment of a receiver, trustee, custodian, conservator or other similar official for it or for all or any substantial part of its assets, or any
          Credit Party or any of its Subsidiaries shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against any Credit
          Party or any of its Subsidiaries any case, proceeding or other action of a nature referred to in clause (i) above which (A) results in the entry of an order for relief or any such adjudication or appointment or (B) remains undismissed, undischarged or unbonded for a period of 60 days; or (iii) there shall be commenced against any Credit Party or any of its Subsidiaries any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, or stayed or bonded pending appeal within 60 days from the entry thereof; or (iv) any Credit Party or any of its
          Subsidiaries shall take any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the acts set forth in clauses (i),
          (ii), or (iii) above; or (v) any Credit Party or any of its Subsidiaries shall generally not, or shall be unable to, or shall admit in writing its inability to, pay its debts as they become due; or

    (f)
          One or more judgments or decrees shall be entered against any Credit Party or any of its Subsidiaries involving in the aggregate a liability (to the extent not paid when due or covered by insurance) of $20,000,000 or more and all such judgments or decrees shall not have been paid and satisfied, vacated, discharged, stayed or bonded pending appeal within 30 days from the entry thereof; or

    (g)
          (i) Any Person shall engage in any “prohibited transaction” (as defined in Section 406 of ERISA or Section 4975 of the Code) involving any Plan,
          (ii) any “accumulated funding deficiency” (as defined in Section 302 of ERISA), whether or not waived, shall exist with respect to any Plan or any
          Lien in favor of the PBGC or a Plan (other than a Permitted Lien) shall arise on the assets of the Borrower or any Commonly Controlled Entity, (iii) a Reportable
          Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which Reportable Event or commencement of proceedings or appointment of a Trustee is, in the reasonable opinion of the
          Required Lenders, likely to result in the termination of such Plan for purposes of Title IV of ERISA, (iv) any Single Employer Plan shall terminate for purposes of Title IV of ERISA, (v) the Borrower, any of its Subsidiaries or any Commonly
          Controlled Entity shall, or in the reasonable opinion of the Required Lenders is likely to, incur any liability in connection with a withdrawal from, or the
          Insolvency or Reorganization of, any Multiemployer Plan or (vi) any other similar event or condition shall occur or exist with respect to a Plan; and in each case in clauses (i) through (vi) above, such event or condition, together with all other such events or conditions, if any, could have a Material Adverse
          Effect; or

    (h)
          There shall occur a Change of Control;

    (i)
          Any Credit Document shall fail to be in full force and effect or to give the
          Administrative Agent and/or the Lenders the rights, powers and privileges purported to be created thereby, or any Credit Party or any Person acting by or on behalf of any Credit Party shall deny or disaffirm any Credit Party
          Obligation.

      8.2
Acceleration; Remedies.

        Upon
the occurrence and during the continuance of an Event of Default, the Administrative Agent may, or upon the request and direction of the Required Lenders shall, by written notice to the Borrower take any of the following actions (including any combination of such actions):

                    (i)
               Termination of Commitments. Declare the Commitments terminated whereupon the Commitments shall be immediately terminated.

    (ii)
               Acceleration. Declare the unpaid principal of and any accrued interest in respect of all Loans and any and all other indebtedness or obligations
               (including, without limitation, Fees) of any and every kind owing by any Credit
               Party to the Administrative Agent and/or any of the Lenders hereunder to be due and direct the Borrower to pay to the Administrative Agent cash collateral as security for the LOC Obligations for subsequent drawings under then outstanding
               Letters of Credit an amount equal to the maximum amount of which may be drawn under Letters of Credit then outstanding, whereupon the same shall be immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by each Credit Party.

                    (iii)
               Enforcement of Rights. Exercise any and all rights and remedies created and existing under the Credit Documents, whether at law or in equity.

                    (iv)
               Rights Under Applicable Law. Exercise any and all rights and remedies available to the Administrative Agent or the Lenders under applicable law.

Notwithstanding the foregoing, if an
Event of Default specified in Section 8.1(e) shall occur, then the Commitments shall automatically terminate and all Loans, all accrued interest in respect thereof, all accrued and unpaid Fees and other indebtedness or obligations owing to the Administrative
Agent and/or any of the Lenders hereunder automatically shall immediately become due and payable without presentment, demand, protest or the giving of any notice or other action by the Administrative Agent or the Lenders, all of which are hereby waived by the
Borrower.

SECTION 9

AGENCY PROVISIONS

      9.1
Appointment.

        Each
Lender hereby irrevocably designates and appoints Wachovia as the Administrative Agent of such Lender under this Credit Agreement, and each such Lender irrevocably authorizes
Wachovia, as the Administrative Agent for such Lender, to take such action on its behalf under the provisions of this Credit Agreement and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Credit
Agreement, together with such other powers as are reasonably incidental thereto.
Notwithstanding any provision to the contrary elsewhere in this Credit Agreement, the
Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this
Credit Agreement or otherwise exist against the Administrative Agent.

      9.2
Delegation of Duties.

        The
Administrative Agent may execute any of its duties under this Credit Agreement by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care. Without limiting the foregoing, the Administrative Agent may appoint one of its affiliates as its agent to perform the functions of the Administrative Agent hereunder relating to the advancing of funds to the Borrower and distribution of funds to the Lenders and to perform such other related functions of the Administrative Agent hereunder as are reasonably incidental to such functions.

      9.3
Exculpatory Provisions.

        Neither
the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Credit Agreement
(except for its or such Person’s own gross negligence or willful misconduct) or (ii)
responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by any Credit Party or any officer thereof contained in this Credit Agreement or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Credit Agreement or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of any of the Credit Documents or for any failure of any
Credit Party to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance by any Credit Party of any of the agreements contained in, or conditions of, this Credit Agreement, or to inspect the properties, books or records of any Credit Party.

      9.4
Reliance by Administrative Agent.

        The
Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any Note, writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it in good faith to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Credit
Parties), independent accountants and other experts selected by the Administrative Agent.
The Administrative Agent may deem and treat the payee of any Note as the owner thereof for all purposes unless (a) a written notice of assignment, negotiation or transfer thereof shall have been filed with the Administrative Agent and (b) the Administrative Agent shall have received the written agreement of such assignee to be bound hereby as fully and to the same extent as if such assignee were an original Lender party hereto, in each case in form satisfactory to the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Credit Agreement unless it shall first receive such advice or concurrence of the Required Lenders as it deems appropriate or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under any of the Credit Documents in accordance with a request of the Required Lenders or all of the Lenders, as may be
required under this Credit Agreement, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders and all future holders of the
Notes.

      9.5
Notice of Default.

        The
Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Administrative Agent has received notice from a Lender or the Borrower referring to this Credit Agreement, describing such
Default or Event of Default and stating that such notice is a “notice of default”. In the event that the Administrative Agent receives such a notice, the
Administrative Agent shall give prompt notice thereof to the Lenders. The Administrative
Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Lenders; provided, however, that unless and until the Administrative Agent shall have received such directions, the Administrative
Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Lenders except to the extent that this Credit Agreement expressly requires that such action be taken, or not taken, only with the consent or upon the authorization of the Required Lenders, or all of the Lenders, as the case may be.

      9.6  Non-Reliance on Administrative Agent and Other Lenders.

        Each
Lender expressly acknowledges that neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representation or warranty to it and that no act by the Administrative Agent hereinafter taken, including any review of the affairs of the Credit Parties, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each
Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Credit Parties and made its own decision to make its Loans hereunder and enter into this Credit Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Credit Agreement, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Credit Parties. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Credit Parties which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

      9.7
Indemnification.

        The
Lenders agree to indemnify the Administrative Agent in its capacity hereunder (to the extent not reimbursed by the Credit Parties and without limiting the obligation of the
Credit Parties to do so), ratably according to their respective Commitment Percentages in effect on the date on which indemnification is sought under this Section, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time
(including, without limitation, at any time following the payment of the Notes) be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of any Credit Document or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by the Administrative Agent under or in connection with any of the foregoing;
provided, however, that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements to the extent resulting from the Administrative
Agent’s gross negligence or willful misconduct, as determined by a court of competent jurisdiction pursuant to a final non-appealable judgment. The agreements in this Section
9.7 shall survive the termination of this Credit Agreement and payment of the Notes and all other amounts payable hereunder.

      9.8
Administrative Agent in Its Individual Capacity.

        The
Administrative Agent and its affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Borrower as though the Administrative
Agent were not the Administrative Agent hereunder. With respect to its Loans made or renewed by it and any Note issued to it, the Administrative Agent shall have the same rights and powers under this Credit Agreement as any Lender and may exercise the same as though it were not the Administrative Agent, and the terms “Lender” and
“Lenders” shall include the Administrative Agent in its individual capacity.

      9.9
Successor Administrative Agent.

        The
Administrative Agent may resign as Administrative Agent upon 30 days’ prior notice to the Borrower and the Lenders. If the Administrative Agent (a) shall resign as
Administrative Agent under this Credit Agreement and the other Credit Documents, (b) is judged by a court of competent jurisdiction to have been grossly negligent with respect to transactions contemplated by this Credit Agreement or the other Credit Documents, (c)
shall have been acquired by a Person that is not an Affiliate of the Administrative Agent or shall have been merged with a Person that is not an Affiliate of the Administrative
Agent pursuant to which such Person acquires control over a majority of the director seats on the Administrative Agent’s board of directors, then the Required Lenders may appoint from among the Lenders a successor agent for the Lenders, which successor agent shall be approved by the Borrower (so long as no Event of Default has occurred and is continuing), whereupon such successor agent shall succeed to the rights, powers and duties of the Administrative Agent, and the term “Administrative Agent” shall mean such successor agent effective upon such appointment and approval, and the former
Administrative Agent’s rights, powers and duties as Administrative Agent shall be terminated, without any other or further act or deed on the part of such former
Administrative Agent or any of the parties to this Credit Agreement or any holders of the
Notes. After any Administrative Agent’s resignation as Administrative Agent, the provisions of this Section 9.9 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Credit Agreement.

      9.10
Patriot Act Notice.

        Each
Lender and the Administrative Agent (for itself and not on behalf of any other party)
hereby notifies the Borrower that, pursuant to the requirements of the USA Patriot Act,
Title III of Pub. L. 107-56, signed into law October 26, 2001 (the “Patriot
Act”), it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Lender or the Administrative Agent, as applicable, to identify the Borrower in accordance with the Patriot Act.

      9.11
Other Agents, Arrangers and Managers.

        None
of the Lenders or other Persons identified on the front page or signature pages of this
Credit Agreement as “Syndication Agent,” “Lead Arranger” or “Book
Manager” shall have any right, power, obligation, liability, responsibility or duty under this Credit Agreement other than, in the case of the Syndication Agent, those applicable to all Lenders as such. Without limiting the foregoing, none of the Lenders or other Persons so identified shall have or be deemed to have any fiduciary relationship with any Lender. Each Lender acknowledges that it has not relied, and will not rely, on any of the Lenders or other Persons so identified in deciding to enter into this Credit
Agreement or in taking or not taking action hereunder.

SECTION 10

GUARANTY

      10.1
The Guaranty.

        In
order to induce the Lenders to enter into this Credit Agreement and to extend credit hereunder and thereunder and in recognition of the direct benefits to be received by the
Guarantors from the Extensions of Credit hereunder, each of the Guarantors hereby agrees with the Administrative Agent and the Lenders as follows: the Guarantor hereby unconditionally and irrevocably jointly and severally guarantees as primary obligor and not merely as surety the full and prompt payment when due, whether upon maturity, by acceleration or otherwise, of any and all indebtedness of the Borrower owed to the
Administrative Agent and the Lenders. If any or all of the indebtedness becomes due and payable hereunder, each Guarantor unconditionally promises to pay such indebtedness to the
Administrative Agent or the Lenders, or their respective order, or demand, together with any and all reasonable expenses which may be incurred by the Administrative Agent or the
Lenders in collecting any of the Credit Party Obligations. The word
“indebtedness” is used in this Section 10 in its most comprehensive sense and includes any and all advances, debts, obligations and liabilities of the Borrower and the
Guarantors, including specifically all Credit Party Obligations, arising in connection with this Credit Agreement or the other Credit Documents, in each case, heretofore, now, or hereafter made, incurred or created, whether voluntarily or involuntarily, absolute or contingent, liquidated or unliquidated, determined or undetermined, whether or not such indebtedness is from time to time reduced, or extinguished and thereafter increased or incurred, whether the Borrower and the Guarantors may be liable individually or jointly with others, whether or not recovery upon such indebtedness may be or hereafter become barred by any statute of limitations, and whether or not such indebtedness may be or hereafter become otherwise unenforceable.

        Notwithstanding
any provision to the contrary contained herein or in any other of the Credit Documents, to the extent the obligations of a Guarantor shall be adjudicated to be invalid or unenforceable for any reason (including, without limitation, because of any applicable law relating to fraudulent conveyances or transfers) then the obligations of each such
Guarantor hereunder shall be limited to the maximum amount that is permissible under applicable law (including, without limitation, the Bankruptcy Code or its non-U.S.
equivalent).

      10.2
Bankruptcy.

        Additionally,
each of the Guarantors unconditionally and irrevocably guarantees jointly and severally the payment of any and all Credit Party Obligations of the Borrower to the Lenders whether or not due or payable by the Borrower upon the occurrence of any of the events specified in Section 8.1(e) as applicable to the Borrower or any Subsidiaries of the Borrower,
and unconditionally promises to pay such Credit Party Obligations to the Administrative
Agent for the account of the Lenders, or order, on demand, in lawful money of the United
States. Each of the Guarantors further agrees that to the extent that the Borrower or a
Guarantor shall make a payment or a transfer of an interest in any property to the
Administrative Agent or any Lender, which payment or transfer or any part thereof is subsequently invalidated, declared to be fraudulent or preferential, or otherwise is avoided, and/or required to be repaid to the Borrower or a Guarantor, the estate of the
Borrower or a Guarantor, a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or other applicable law or equitable cause, then to the extent of such avoidance or repayment, the obligation or part thereof intended to be satisfied shall be revived and continued in full force and effect as if said payment had not been made.

      10.3
Nature of Liability.

        The
liability of each Guarantor hereunder is exclusive and independent of any security for or other guaranty of the Credit Party Obligations of the Borrower whether executed by any such Guarantor, any other guarantor or by any other party, and no Guarantor’s liability hereunder shall be affected or impaired by (a) any direction as to application of payment by the Borrower or by any other party, or (b) any other continuing or other guaranty, undertaking or maximum liability of a guarantor or of any other party as to the
Credit Party Obligations of the Borrower, or (c) any payment on or in reduction of any such other guaranty or undertaking, or (d) any dissolution, termination or increase, decrease or change in personnel by the Borrower, or (e) any payment made to the
Administrative Agent or the Lenders on the Credit Party Obligations that the
Administrative Agent or such Lenders repay the Borrower pursuant to court order in any bankruptcy, reorganization, arrangement, moratorium or other debtor relief proceeding, and each of the Guarantors waives any right to the deferral or modification of its obligations hereunder by reason of any such proceeding.

      10.4
Independent Obligation.

        The
obligations of each Guarantor hereunder are independent of the obligations of any other guarantor or the Borrower, and a separate action or actions may be brought and prosecuted against each Guarantor whether or not action is brought against any other guarantor or the
Borrower and whether or not any other Guarantor or the Borrower is joined in any such action or actions.

      10.5
Authorization.

        Each
of the Guarantors authorizes the Administrative Agent and each Lender without notice or demand (except as shall be required by applicable law and cannot be waived), and without affecting or impairing its liability hereunder, from time to time to (a) renew, compromise, extend, increase, accelerate or otherwise change the time for payment of, or otherwise change the terms of the Credit Party Obligations or any part thereof in accordance with this Credit Agreement, including any increase or decrease of the rate of interest thereon and (b) release or substitute any one or more endorsers, Guarantors, the
Borrower or other obligors.

      10.6
Reliance.

        It
is not necessary for the Administrative Agent or any Lender to inquire into the capacity or powers of the Borrower or the officers, directors, members, partners or agents acting or purporting to act on its behalf, and any indebtedness made or created in reliance upon the professed exercise of such powers shall be guaranteed hereunder.

      10.7       Waiver.

    (a)
               Each of the Guarantors waives any right (except as shall be required by applicable law and cannot be waived) to require the Administrative Agent or any
               Lender to (i) proceed against the Borrower, any other guarantor or any other party, (ii) proceed against or exhaust any security held from the Borrower, any other guarantor or any other party, or (iii) pursue any other remedy in the
               Administrative Agent’s or any Lender’s power whatsoever. Each of the
               Guarantors waives any defense based on or arising out of any defense of the
               Borrower, any other guarantor or any other party other than payment in full of the Credit Party Obligations, including without limitation any defense based on or arising out of the disability of the Borrower, any other guarantor or any other party, or the unenforceability of the Credit Party Obligations or any part thereof from any cause, or the cessation from any cause of the liability of the
               Borrower other than payment in full of the Credit Party Obligations. The
               Administrative Agent or any of the Lenders may, at their election, foreclose on any security (if such sercurity should exist) held by the Administrative Agent or a Lender by one or more judicial or nonjudicial sales, whether or not every aspect of any such sale is commercially reasonable (to the extent such sale is permitted by applicable law), or exercise any other right or remedy the
               Administrative Agent and any Lender may have against the Borrower or any other party, or any security, without affecting or impairing in any way the liability of any Guarantor hereunder except to the extent the Credit Party Obligations have been paid in full. Each of the Guarantors, to the extent permitted by law, waives any defense arising out of any such election by the Administrative Agent and each of the Lenders, even though such election operates to impair or extinguish any right of reimbursement or subrogation or other right or remedy of the Guarantors against the Borrower or any other party or any security.

    (b)
               Each of the Guarantors waives all presentments, demands for performance, protests and notices, including without limitation notices of nonperformance, notice of protest, notices of dishonor, notices of acceptance of this Guaranty, and notices of the existence, creation or incurring of new or additional Credit
               Party Obligations. Each Guarantor assumes all responsibility for being and keeping itself informed of the Borrower’s financial condition and assets, and of all other circumstances bearing upon the risk of nonpayment of the Credit
               Party Obligations and the nature, scope and extent of the risks which such
               Guarantor assumes and incurs hereunder, and agrees that neither the
               Administrative Agent nor any Lender shall have any duty to advise such Guarantor of information known to it regarding such circumstances or risks.

    (c)
               Each of the Guarantors hereby agrees it will not exercise any rights of subrogation which it may at any time otherwise have as a result of this Guaranty
               (whether contractual, under Section 509 of the U.S. Bankruptcy Code, or otherwise) to the claims of the Lenders against the Borrower or any other guarantor of the Credit Party Obligations of the Borrower owing to the Lenders
               (collectively, the “Other Parties”) and all contractual,
               statutory or common law rights of reimbursement, contribution or indemnity from any Other Party which it may at any time otherwise have as a result of this
               Guaranty until such time as the Credit Party Obligations shall have been paid in full, no Credit Document remains in effect and the Commitments have been terminated. Each of the Guarantors hereby further agrees not to exercise any right to enforce any other remedy which the Administrative Agent or any Lender now has or may hereafter have against any Other Party, any endorser or any other guarantor of all or any part of the Credit Party Obligations of the Borrower and any benefit of, and any right to participate in, any security or collateral given to or for the benefit of the Lenders to secure payment of the Credit Party
               Obligations of the Borrower until such time as the Credit Party Obligations shall have been paid in full, no Credit Document remains in effect and the
               Commitments have been terminated.

      10.8
Limitation on Enforcement.

        The
Lenders agree that this Guaranty may be enforced only by the action of the Administrative
Agent acting upon the instructions of the Required Lenders and that no Lender shall have any right individually to seek to enforce or to enforce this Guaranty, it being understood and agreed that such rights and remedies may be exercised by the Administrative Agent for the benefit of the Lenders under the terms of this Credit Agreement. The Lenders further agree that this Guaranty may not be enforced against any director, officer, employee or stockholder of the Guarantors.

      10.9
Confirmation of Payment.

        The
Administrative Agent and the Lenders will, upon request after payment of the Credit Party
Obligations under the Credit Documents which are the subject of this Guaranty and termination of the Commitments relating thereto, confirm to the Borrower, the Guarantors or any other Person that the Credit Party Obligations under the Credit Documents have been paid in full and the Commitments relating thereto terminated, subject to the provisions of
Section 10.2.

SECTION 11

MISCELLANEOUS

      11.1
Amendments and Waivers.

        Neither
this Credit Agreement, nor any of the other Credit Documents, nor any terms hereof or thereof may be amended, supplemented, waived or modified except in accordance with the provisions of this Section. The Required Lenders may, or, with the written consent of the
Required Lenders, the Administrative Agent may, from time to time, (a) enter into with the Borrower written amendments, supplements or modifications hereto and to the other
Credit Documents for the purpose of adding any provisions to this Credit Agreement or the other Credit Documents or changing in any manner the rights of the Lenders or of the
Borrower hereunder or thereunder or (b) waive, on such terms and conditions as the
Required Lenders may specify in such instrument, any of the requirements of this Credit
Agreement or the other Credit Documents or any Default or Event of Default and its
consequences; provided, however, that no such waiver and no such amendment, waiver, supplement, modification or release shall:

    (i)
               reduce the amount or extend the scheduled date of maturity of any Loan or Note or any installment thereon, or reduce the stated rate of any interest or fee payable hereunder (except in connection with a waiver of interest at the increased post-default rate) or extend the scheduled date of any payment thereof or increase the amount or extend the expiration date of any Lender’s
               Commitment, in each case without the written consent of each Lender directly affected thereby; or

                    (ii)
               amend, modify or waive any provision of this Section 11.1 or reduce the percentage specified in the definition of Required Lenders, without the written consent of all the Lenders; or

                    (iii)
               amend, modify or waive any provision of Section 9 without the written consent of the then Administrative Agent; or

                    (iv)
release any of the Guarantors from their obligations under the Guaranty; or

                    (v)
               change the percentage of the Commitments, or any minimum requirement necessary for the Lenders or the Required Lenders to take any action hereunder;

    (vi)
               amend, modify or waive any provision of the Credit Documents requiring consent, approval or request of the Required Lenders or all Lenders without the written consent of the Required Lenders or of all Lenders as appropriate; or

    (vii)
               amend or modify the definition of Credit Party Obligations to delete or exclude any obligation or liability described therein without the written consent of each Lender directly affected thereby; or

                    (viii)
               amend, modify or waive the order in which Credit Party Obligations are paid in
               Section 3.7(b) without the written consent of each Lender directly affected thereby; or

provided, further, that
no amendment, waiver or consent affecting the rights or duties of the Administrative Agent under any Credit Document shall in any event be effective, unless in writing and signed by the Administrative Agent in addition to the Lenders required hereinabove to take such action.

        Any
such waiver, any such amendment, supplement or modification and any such release shall apply equally to each of the Lenders and shall be binding upon the Borrower, the Lenders, the other Credit Parties, the Administrative Agent and all future holders of the Notes. In the case of any waiver, the Borrower, the other Credit Parties, the Lenders and the
Administrative Agent shall be restored to their former position and rights hereunder and under the outstanding Loans and Notes and other Credit Documents, and any Default or Event of Default permanently waived shall be deemed to be cured and not continuing; but no such waiver shall extend to any subsequent or other Default or Event of Default, or impair any right consequent thereon.

        Notwithstanding
any of the foregoing to the contrary, the consent of the Borrower shall not be required for any amendment, modification or waiver of the provisions of Section 9 (other than the provisions of Section 9.9); provided, however, that the Administrative Agent will provide written notice to the Borrower of any such amendment, modification or waiver.
In addition, the Borrower and the Lenders hereby authorize the Administrative Agent to modify this Credit Agreement by unilaterally amending or supplementing Schedule
2.1(a) from time to time in the manner requested by the Borrower, the Administrative
Agent or any Lender in order to reflect any assignments or transfers of the Loans as provided for hereunder; provided further, however, that the
Administrative Agent shall promptly deliver a copy of any such modification to the
Borrower and each Lender.

        Notwithstanding
the fact that the consent of all the Lenders is required in certain circumstances as set forth above, (x) each Lender is entitled to vote as such Lender sees fit on any bankruptcy reorganization plan that affects the Loans, and each Lender acknowledges that the provisions of Section 1126(c) of the Bankruptcy Code supersedes the unanimous consent provisions set forth herein and (y) the Required Lenders may consent to allow a Credit
Party to use cash collateral in the context of a bankruptcy or insolvency proceeding.

      11.2
Notices.

        All
notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing (including by telecopy), and, unless otherwise expressly provided herein, shall be deemed to have been duly given or made (a) when delivered by hand, (b)
when transmitted via telecopy (or other facsimile device) to the number set out herein and the telecopy device used by the sender provides written or electronic confirmation that such telecopy has been so transmitted or receipt of such telecopy transmission is otherwise confirmed, (c) the day following the day on which the same has been delivered prepaid (or pursuant to an invoice arrangement) to a reputable national overnight air courier service, or (d) the third Business Day following the day on which the same is sent by certified or registered mail, postage prepaid, in each case addressed as follows in the case of the Borrower, the other Credit Parties and the Administrative Agent, and as set
forth on Schedule 11.2 in the case of the Lenders, or to such other address as may be hereafter notified by the respective parties hereto and any future holders of the
Notes:

     if to the Borrower:

        La-Z-Boy Incorporated

        1284 North Telegraph Road

        Monroe, Michigan  48162

        Attn:  Treasurer

        Telephone:  (734) 241-4418

        Telecopy:   (734) 457-2005

        with a copy to:

        Kilpatrick Stockton LLP

        1001 West Fourth Street

        Winston-Salem, NC  27101

        Attn: Michael L. Drye

        Telephone: (336) 607-7313

        Telecopy:  (336) 734-2634

if to the Administrative Agent:

        Wachovia Bank, National Association

        Charlotte Plaza, 8th Floor

        210 South College Street

        Charlotte, NC 28288

        NC0680

        Attn: Agency Services

        Telephone: 704-383-6591

        Telecopy: 704-383-0288

        with a copy to:

        Wachovia Bank, National Association

        One Wachovia Center, 5th Floor

        301 South College Street

        Charlotte, NC 28288

        NC0760

        Attn: Trey Anglin - Agency Management

        Telephone: 704-383-3776

        Telecopy: 704-383-6647

      11.3
No Waiver; Cumulative Remedies.

        No
failure to exercise and no delay in exercising, on the part of the Administrative Agent or any Lender, any right, remedy, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

      11.4
Survival of Representations and Warranties.

        All
representations and warranties made hereunder and in any document, certificate or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Credit Agreement and the Notes and the making of the Loans;
provided that all such representations and warranties shall terminate on the date upon which the Commitments have been terminated and all Credit Party Obligations have been paid in full.

      11.5
Payment of Expenses and Taxes.

        The
Credit Parties jointly and severally agree (a) to pay or reimburse the Administrative
Agent and the Lead Arranger, subject to the Commitment Letter, for all their reasonable out-of-pocket costs and expenses incurred in connection with the development, preparation, negotiation, printing and execution of, and any amendment, supplement or modification to, this Credit Agreement and the other Credit Documents and any other documents prepared in connection herewith or therewith, and the consummation and administration of the transactions contemplated hereby and thereby, together with the reasonable fees and disbursements of counsel to the Administrative Agent and the Lead Arranger, (b) to pay or
reimburse each Lender and the Administrative Agent for all its costs and expenses incurred in connection with the enforcement or preservation of any rights under this Credit
Agreement and the other Credit Documents, including, without limitation, the reasonable fees and disbursements of counsel to the Administrative Agent and to the Lenders, (c) on
demand, to pay, indemnify, and hold each Lender and the Administrative Agent harmless from, any and all recording and filing fees and any and all liabilities with respect to, or resulting from any delay in paying, stamp, excise and other similar taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of, or consummation or administration of any of the transactions contemplated by, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, the Credit Documents and any such other documents; provided, however, that the Borrower shall not have any obligation hereunder if such delay was due to the gross negligence or willful misconduct of the Administrative Agent or any such Lender and (d) to pay, indemnify, and hold each Lender and the Administrative Agent and their Affiliates harmless from and against, any and all other liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs (including, without limitation, settlement costs), expenses or disbursements of any kind or nature whatsoever with respect to the execution, delivery, enforcement, performance and administration of the Credit Documents and any such other documents and the use, or proposed use, of proceeds of the Loans (all of the foregoing, collectively, the
“Indemnified Liabilities”); provided, however, that the
Borrower shall not have any obligation hereunder to the Administrative Agent or any Lender with respect to Indemnified Liabilities arising from the gross negligence or willful misconduct of the Administrative Agent or any such Lender, as determined by a court of competent jurisdiction pursuant to a final non-appealable judgment. The agreements in this
Section 11.5 shall survive repayment of the Loans, Notes and all other Credit Party
Obligations.

      11.6
Successors and Assigns; Participations; Purchasing Lenders.

    (a)
          This Credit Agreement shall be binding upon and inure to the benefit of the
          Borrower, the Lenders, the Administrative Agent, all future holders of the Notes and their respective successors and assigns, except that the Borrower may not assign or transfer any of its rights or obligations under this Credit Agreement or the other Credit Documents without the prior written consent of each Lender.

    (b)
          Any Lender may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time sell to one or more banks or other entities (“Participants”) participating interests in any Loan owing to such Lender, any Note held by such Lender, any Commitment of such
          Lender, or any other interest of such Lender hereunder. In the event of any such sale by a Lender of participating interests to a Participant, such Lender’s obligations under this Credit Agreement to the other parties to this Credit
          Agreement shall remain unchanged, such Lender shall remain solely responsible for the performance thereof, such Lender shall remain the holder of any such
          Note for all purposes under this Credit Agreement, and the Borrower and the
          Administrative Agent shall continue to deal solely and directly with such Lender in connection with such Lender’s rights and obligations under this Credit
          Agreement. No Lender shall transfer or grant any participation under which the
          Participant shall have rights to approve any amendment to or waiver of this
          Credit Agreement or any other Credit Document except to the extent such amendment or waiver would (i) extend the scheduled maturity of any Loan or Note or any installment thereon in which such Participant is participating, or reduce the stated rate or extend the time of payment of interest or fees thereon
          (except in connection with a waiver of interest at the increased post-default rate) or reduce the principal amount thereof, or increase the amount of the
          Participant’s participation over the amount thereof then in effect (it being understood that a waiver of any Default or Event of Default shall not constitute a change in the terms of such participation, and that an increase in any Commitment or Loan shall be permitted without consent of any Participant if the Participant’s participation is not increased as a result thereof), (ii)
          release any of the Guarantors from its obligations under the Guaranty or (iii)
          consent to the assignment or transfer by the Borrower of any of its rights and obligations under this Credit Agreement. In the case of any such participation, the Participant shall not have any rights under this Credit Agreement or any of the other Credit Documents (the Participant’s rights against such Lender in respect of such participation to be those set forth in the agreement executed by such Lender in favor of the Participant relating thereto) and all amounts payable by the Borrower hereunder shall be determined as if such Lender had not sold such participation; provided that each Participant shall be entitled to the benefits of Sections 3.10, 3.11, 3.12 and 11.5 with respect to its participation in the Commitments and the Loans outstanding from time to time;
          provided further, that no Participant shall be entitled to receive any greater amount pursuant to such Sections than the transferor Lender would have been entitled to receive in respect of the amount of the participation transferred by such transferor Lender to such Participant had no such transfer occurred.

    (c)
          Any Lender may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time, sell or assign to any Lender or any
          Affiliate or Related Fund thereof and, with the consent of the Administrative
          Agent and, so long as no Default or Event of Default has occurred and is continuing, the Borrower (in each case, which consent shall not be unreasonably withheld or delayed), to one or more additional banks or financial institutions or entities (“Purchasing Lenders”), all or any part of its rights and obligations under this Credit Agreement and the Notes in minimum amounts of $5,000,000 with respect to its Commitment and Loans (or, if less, the entire amount of such Lender’s obligations), pursuant to a Commitment
          Transfer Supplement, executed by such Purchasing Lender and such transferor
          Lender (and, to the extent required above, the Administrative Agent and the
          Borrower), and delivered to the Administrative Agent for its acceptance and recording in the Register; provided that, except in the case of an assignment of the entire remaining amount of the transferor Lender’s
          Commitment and the Loans at the time owing to it, the principal outstanding balance of the Loans of the transferor Lender subsequent to the effectiveness of the Commitment Transfer Supplement shall not be less than $5,000,000, unless each of the Administrative Agent and, so long as no Event of Default has occurred and is continuing, the Borrower otherwise consent (each such consent not to be unreasonably withheld or delayed). Upon such execution, delivery, acceptance and recording, from and after the Transfer Effective Date specified in such Commitment Transfer Supplement, (x) the Purchasing Lender thereunder shall be a party hereto and, to the extent provided in such Commitment Transfer
          Supplement, have the rights and obligations of a Lender hereunder with a
          Commitment as set forth therein, and (y) the transferor Lender thereunder shall, to the extent provided in such Commitment Transfer Supplement, be released from its obligations under this Credit Agreement (and, in the case of a Commitment
          Transfer Supplement covering all or the remaining portion of a transferor
          Lender’s rights and obligations under this Credit Agreement, such transferor Lender shall cease to be a party hereto; provided, however, that such Lender shall still be entitled to any indemnification rights hereunder). Such Commitment Transfer Supplement shall be deemed to amend this Credit Agreement to the extent, and only to the extent, necessary to reflect the addition of such Purchasing Lender and the resulting adjustment of
          Commitment Percentages arising from the purchase by such Purchasing Lender of all or a portion of the rights and obligations of such transferor Lender under this Credit Agreement and the Notes. On or prior to the Transfer Effective Date specified in such Commitment Transfer Supplement, the Borrower shall execute and deliver to the Administrative Agent in exchange for the Notes delivered to the
          Administrative Agent pursuant to such Commitment Transfer Supplement new Notes to the order of such Purchasing Lender in an amount equal to the Commitment assumed by it pursuant to such Commitment Transfer Supplement and, unless the transferor Lender has not retained a Commitment hereunder, new Notes to the order of the transferor Lender in an amount equal to the Commitment retained by it hereunder. Such new Notes shall be dated the Closing Date and shall otherwise be in the form of the Notes replaced thereby. The Notes surrendered by the transferor Lender shall be returned by the Administrative Agent to the Borrower marked “canceled”.

    (d)
          The Administrative Agent shall maintain at its address referred to in Section
          11.2 a copy of each Commitment Transfer Supplement delivered to it and a register (the “Register”) for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the
          Loans owing to, each Lender from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrower, the
          Administrative Agent and the Lenders may treat each Person whose name is recorded in the Register as the owner of the Loan recorded therein for all purposes of this Credit Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

    (e)
          Upon its receipt of a duly executed Commitment Transfer Supplement, together with payment to the Administrative Agent by the transferor Lender or the
          Purchasing Lender, as agreed between them, of a registration and processing fee of $3,500 for each Purchasing Lender listed in such Commitment Transfer
          Supplement and the Notes subject to such Commitment Transfer Supplement, the
          Administrative Agent shall (i) accept such Commitment Transfer Supplement, (ii)
          record the information contained therein in the Register and (iii) give prompt notice of such acceptance and recordation to the Lenders and the Borrower.

    (f)
          The Borrower authorizes each Lender to disclose to any Participant or Purchasing
          Lender (each, a “Transferee”) and any prospective Transferee any and all financial information in such Lender’s possession concerning the Borrower and its Affiliates which has been delivered to such Lender by or on behalf of the Borrower pursuant to this Credit Agreement or which has been delivered to such Lender by or on behalf of the Borrower in connection with such
          Lender’s credit evaluation of the Borrower and its Subsidiaries prior to becoming a party to this Credit Agreement, in each case subject to Section
          11.15.

    (g)
          At the time of each assignment pursuant to this Section 11.6 to a Person which is not already a Lender hereunder and which is not a United States person (as such term is defined in Section 7701(a)(30) of the Code) for federal income tax purposes, the respective assignee Lender shall provide to the Borrower and the
          Administrative Agent the appropriate Internal Revenue Service Forms (and, if applicable, a 3.13 Certificate) described in Section 3.13.

    (h)
          Nothing herein shall prohibit any Lender from pledging or assigning any of its rights under this Credit Agreement (including, without limitation, any right to payment of principal and interest under any Note) to any Federal Reserve Bank in accordance with applicable laws.

      11.7
Adjustments; Set-off.

    (a)
          Each Lender agrees that if any Lender (a “Benefited Lender”)
          shall at any time receive any payment of all or part of its Loans, or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in Section 8.1(e), or otherwise) in a greater proportion than any such payment to or collateral received by any other Lender, if any, in respect of such other Lender’s Loans, or interest thereon, such Benefited Lender shall purchase for cash from the other Lenders a participating interest in such portion of each such other Lender’s Loan, or shall provide such other
          Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such Benefited Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders;
          provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such Benefited Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. The Borrower agrees that each
          Lender so purchasing a portion of another Lender’s Loans may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion.

    (b)
          In addition to any rights and remedies of the Lenders provided by law
          (including, without limitation, other rights of set-off), each Lender shall have the right, without prior notice to any Credit Party, any such notice being expressly waived by the Credit Parties to the extent permitted by applicable law, upon the occurrence and continuance of any Event of Default, to setoff and appropriate and apply any and all deposits (general or special, time or demand, provisional or final), in any currency, and any other credits, indebtedness or claims, in any currency, in each case whether direct or indirect, absolute or contingent, matured or unmatured, at any time held or owing by such Lender or any branch or agency thereof to or for the credit or the account of any Credit
          Party, or any part thereof in such amounts as such Lender may elect, against and on account of the obligations and liabilities of the Borrower and the other
          Credit Parties to such Lender hereunder and claims of every nature and description of such Lender against the Borrower, in any currency, whether arising hereunder or under any other Credit Document, as such Lender may elect, whether or not such Lender has made any demand for payment and although such obligations, liabilities and claims may be unmatured. The aforesaid right of set-off may be exercised by such Lender against the Credit Party or against any trustee in bankruptcy, debtor in possession, assignee for the benefit of creditors, receiver or execution, judgment or attachment creditor of any such
          Credit Party, or against anyone else claiming through or against any such Credit
          Party or any such trustee in bankruptcy, debtor in possession, assignee for the benefit of creditors, receiver, or execution, judgment or attachment creditor, notwithstanding the fact that such right of set-off shall not have been exercised by such Lender prior to the occurrence of any Event of Default. Each
          Lender agrees promptly to notify the applicable Credit Party and the
          Administrative Agent after any such set-off and application made by such Lender;
          provided, however, that the failure to give such notice shall not affect the validity of such set-off and application.

      11.8
Table of Contents and Section Headings.

        The
table of contents and the Section and subsection headings herein are intended for convenience only and shall be ignored in construing this Credit Agreement.

      11.9
Counterparts.

        This
Credit Agreement may be executed by one or more of the parties to this Credit Agreement on any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same agreement.

      11.10
Effectiveness.

        This
Credit Agreement shall become effective on the date on which all of the parties have signed a copy hereof (whether the same or different copies) and shall have delivered the same to the Administrative Agent (or counsel to the Administrative Agent) or, in the case of the Lenders, shall have given to the Administrative Agent written, telecopied or telex notice (actually received) at such office that the same has been signed and mailed to it.

      11.11
Severability.

        Any
provision of this Credit Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

      11.12
Integration.

        This
Credit Agreement and the other Credit Documents represent the agreement of the Borrower, the Administrative Agent and the Lenders with respect to the subject matter hereof, and there are no promises, undertakings, representations or warranties by the Administrative
Agent, the Borrower or any Lender relative to the subject matter hereof not expressly set forth or referred to herein or in the other Credit Documents.

      11.13
GOVERNING LAW.

        THIS
CREDIT AGREEMENT AND THE OTHER CREDIT DOCUMENTS AND THE RIGHTS AND OBLIGATIONS OF THE
PARTIES UNDER THIS CREDIT AGREEMENT AND THE OTHER CREDIT DOCUMENTS SHALL BE GOVERNED BY,
AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NORTH CAROLINA.

      11.14
Consent to Jurisdiction and Service of Process.

        All
judicial proceedings brought against the Borrower and/or any other Credit Party with respect to this Credit Agreement, any Note or any of the other Credit Documents may be brought in any state or federal court of competent jurisdiction in the State of North
Carolina, and, by execution and delivery of this Credit Agreement, each of the Borrower and the other Credit Parties accepts, for itself and in connection with its properties, generally and unconditionally, the non-exclusive jurisdiction of the aforesaid courts and irrevocably agrees to be bound by any final judgment rendered thereby in connection with this Credit Agreement, any Note or any other Credit Document from which no appeal has been taken or is available. Each of the Borrower and the other Credit Parties irrevocably agrees that all service of process in any such proceedings in any such court may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to it at its address set forth in Section 11.2 or at such other address of which the Administrative Agent shall have been notified pursuant thereto, such service being hereby acknowledged by each of the Borrower and the other
Credit Parties to be effective and binding service in every respect. Each of the Borrower, the Administrative Agent and the Lenders irrevocably waives any objection, including, without limitation, any objection to the laying of venue based on the grounds of forum non conveniens which it may now or hereafter have to the bringing of any such action or proceeding in any such jurisdiction. Nothing herein shall affect any right that any party hereto may have to serve process in any other manner permitted by law or shall limit the right of any Lender to bring proceedings against the Borrower or the other Credit Parties in the court of any other jurisdiction.

      11.15
Confidentiality.

        The
Administrative Agent and each of the Lenders agrees that it will not disclose without the prior consent of the Borrower (other than to its employees, affiliates, auditors or counsel or to another Lender) any information with respect to the Borrower and its
Subsidiaries which is furnished pursuant to this Credit Agreement, any other Credit
Document or any documents contemplated by or referred to herein or therein and which is designated by the Borrower to the Lenders in writing as confidential or as to which it is otherwise reasonably clear such information is not public, except that any Lender may disclose any such information (a) as has become generally available to the public other than by a breach of this Section 11.15, (b) as may be required or appropriate in any report, statement or testimony submitted to any municipal, state or federal regulatory body having or claiming to have jurisdiction over such Lender or to the Federal Reserve
Board or the Federal Deposit Insurance Corporation or the Office of the Comptroller of the
Currency or the National Association of Investors Corporation or similar organizations
(whether in the United States or elsewhere) or their successors, (c) as may be required or appropriate in response to any summons or subpoena or any law, order, regulation or ruling applicable to such Lender, (d) to any prospective Participant or assignee in connection with any contemplated transfer pursuant to Section 11.6; provided that such prospective transferee shall have been made aware of this Section 11.15, (e) to Gold
Sheets and other similar bank trade publications, such information to consist of deal terms and other information regarding the credit facilities evidenced by this Credit
Agreement customarily found in such publications or (f) in connection with any suit, action or proceeding for the purpose of defending itself, reducing its liability, or protecting or exercising any of its claims, rights, remedies or interests under or in connection with the Credit Documents.

      11.16
Acknowledgments.

        The
Borrower and the other Credit Parties each hereby acknowledges that:

    (a)
          it has been advised by counsel in the negotiation, execution and delivery of each Credit Document;

    (b)
          neither the Administrative Agent nor any Lender has any fiduciary relationship with or duty to the Borrower or any other Credit Party arising out of or in connection with this Credit Agreement and the relationship between
          Administrative Agent and Lenders, on one hand, and the Borrower and the other
          Credit Parties, on the other hand, in connection herewith is solely that of debtor and creditor; and

    (c)
          no joint venture exists among the Lenders or among the Borrower and the Lenders.

        IN
WITNESS WHEREOF, each of the parties hereto has caused a counterpart of this Credit
Agreement to be duly executed and delivered as of the date first above written.

     BORROWER:

     LA-Z-BOY INCORPORATED,
a Michigan corporation

By: _____________________________

Name: ___________________________

Title: __________________________

     GUARANTORS:

     KINCAID FURNITURE COMPANY INCORPORATED,

   a Delaware corporation

ENGLAND, INC., a Michigan corporation

BAUHAUS U.S.A., Inc., a Mississippi corporation

LA-Z-BOY GREENSBORO, INC., a North Carolina corporation

By: _____________________________

Name: ___________________________

Title: __________________________

     LENDERS:

     WACHOVIA BANK, NATIONAL ASSOCIATION,

individually in its capacity as a

Lender and in its capacity as Administrative Agent

By: _____________________________

Name: ___________________________

Title: __________________________

[Signature Pages Continue]

     BANK ONE, NA,

By:____________________________________

Name:__________________________________

Title:___________________________________

[Signature Pages Continue]

     COMERICA BANK

By:____________________________________

Name:__________________________________

Title:___________________________________

[Signature Pages Continue]

     SUNTRUST BANK

By:____________________________________

Name:_______________________________

Title:______________________________

[Signature Pages Continue]

     BRANCH BANKING & TRUST COMPANY

By:____________________________________

Name:__________________________________

Title:______________________________

[Signature Pages Continue]

     THE NORTHERN TRUST & CO.

By:____________________________________

Name:__________________________________

Title:______________________________

[No Further Signature Pages]

EXHIBIT (13)

LA-Z-BOY INCORPORATED

Management’s
Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis Contents

Introduction

13

Results of Operations
15

Liquidity and Financial Condition
18

Quantitative and Qualitative

Disclosures About Market Risk
20

Critical Accounting Policies
21

Cautionary Statement Concerning

Forward-Looking Statements
25

Short-Term Outlook
25

Longer-Term Outlook
26

Accounting Standards
27

Regulatory Developments
27

This Management’s Discussion
and Analysis should be read in conjunction with the accompanying Report of Management
Responsibilities, Report of Independent Registered Public Accounting Firm, Consolidated
Financial Statements and related Notes to Consolidated Financial Statements.

Introduction

Edward M. Knabush and
Edwin J. Shoemaker started Floral City Furniture in the 1920s and in 1928, the newly formed company introduced its first recliner. In 1941, the name was changed to La-Z-Boy Chair Company and then, in 1996, it was changed to La-Z-Boy Incorporated. Since 1941, the La-Z-Boy name has become the most recognized in the industry. Over the last twenty years, we increased our breadth of products mainly through acquisitions of such companies as Kincaid, England,
Bauhaus, Hammary and Sam Moore. Further expansion was realized on January 29, 2000, when we acquired LADD Furniture, Inc. La-Z-Boy Incorporated is divided into two segments: the
Upholstery Group, which manufactures and distributes upholstered furniture and the
Casegoods Group, which manufactures and distributes mainly wood furniture. The La-Z-Boy
Upholstery Group companies are Bauhaus, Clayton Marcus, England, La-Z-Boy, La-Z-Boy
Contract, La-Z-Boy UK and Sam Moore. The La-Z-Boy Casegoods Group companies are American
Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

In terms of sales, we are the second
largest furniture manufacturer in the United States of America, the largest reclining-chair manufacturer in the world and North America’s largest manufacturer of upholstered furniture. We also manufacture and import casegoods (wood) furniture products from outside the U.S. for resale in North America. La-Z-Boy Incorporated is one of the world’s leading residential furniture producers,  marketing furniture for every room of the home, as well as for the office, hospitality, healthcare and assisted-living industries.

In a recent HFN Magazine
(“HFN”) Brand Survey, La-Z-Boy was rated the best-known U.S. furniture brand and the third best-known household consumer brand. This provides us a favorable competitive advantage in the marketplace. We sell mostly to independent retailers who resell to end-users. We also own a small number of retail stores where we sell our own manufactured and imported products to end-users. Another competitive advantage we believe we have is the corporation’s vast proprietary distribution network, which is dedicated exclusively to selling La-Z-Boy Incorporated products and brands and includes 324 stand-alone La-Z-Boy Furniture Galleries® stores and 364 La-Z-Boy in-store galleries.
The La-Z-Boy Furniture Galleries® stores are owned mostly by independent dealers. We own 36 stores. According to industry trade publication Furniture/Today
(The List, Winter 2003), the
La-Z-Boy Furniture Galleries® stores retail network by itself represents the industry’s fourth largest U.S. stand-alone furniture retailer and the second largest single-source U.S. furniture store system. Our Kincaid unit has

 17 free-standing stores, which are
mostly owned by independent dealers. In addition, we also have in-store gallery programs at our Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units.
Besides our own retail stores, we have agreements with many independent retailers to display and merchandise products from one or more of our operating units and sell them to end-user consumers in dedicated retail space, either through stand-alone stores or in dedicated galleries within their stores. We consider these stores as well as our own retail stores to be “proprietary” and one of the keys to our success. Management intends to increase the proprietary distribution network at a rapid pace over the next few years.

The casegoods industry has been
experiencing extreme pressures over the last few years from imports from Asia and South
America. Due to the low labor and overhead costs in those countries, the landed manufactured cost of product from those overseas manufacturing facilities is much lower than equivalent furniture produced domestically. To meet the import pressures, our Casegoods Group has been transitioning from a solely domestic manufacturer of casegoods furniture to a blended strategy of domestic manufacturing and importing. This transition has decreased the utilization of domestic production capacity in our plants. We imported
39% of our finished goods for our Casegoods Group, which has almost doubled the amount of imported finished goods over the past two years. Due in part to the changing landscape in the casegoods industry and our transition to adjust to the changes, our Casegoods Group has experienced significant sales declines in the last few years. Consequently, we have shut down several plants  in an attempt to bring our capacity in line with market conditions for our casegoods furniture. Contributing to the significant decline in the
Casegoods Group has been our casegoods hospitality business. The hospitality industry has seen recessionary pressures which were magnified by the events on September 11, 2001. The casegoods hospitality business is more cyclical than the residential furniture industry and it is lagging behind the improving residential furniture industry.

Effective April 28, 2002, we adopted
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and
Other Intangible Assets,” which is an accounting standard that requires us to evaluate goodwill and trade names for impairment at least annually. Upon adoption of SFAS
No. 142 in the first quarter of fiscal 2003, we had a significant write-down of goodwill and trade names. Based on our evaluation of goodwill and trade names in the fourth quarter of fiscal 2004, including a valuation by an independent appraisal company, another write-down was necessary for the current year. Subsequent to the first quarter of 2003, our Casegoods segment continued its transition to more importing by closing plants and consolidating operations. During this transition, sales continued to drop in the Casegoods segment. Coupled with the rightsizing of operational assets and declining sales, the fair value of our goodwill and trade names declined. Another significant factor for the decline in fair value of the intangibles was the deteriorating operating results of our hospitality business. The hospitality business accounted for approximately half of the
Casegoods write-down and 43% of the total write-down. The adverse impact on net income was
$47.6 million for Casegoods segment and $8.3 million for the Upholstery segment. The write-down is discussed further in the Critical Accounting Policies.

There are 288 La-Z-Boy Furniture
Galleries® stores that are not owned by us but are owned by over 120 independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased through La-Z-Boy approved vendors. In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases. Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support, however, there are certain independent dealers that we have identified that may not have sufficient equity. Financial Accounting Standards Board Interpretation No. 46R, “Consolidation
of Variable Interest Entities” (“FIN 46”), which was issued in December
2003, requires the “primary beneficiary” of a variable interest entity
(“VIE”) to include the VIE's assets, liabilities and operating results in its consolidated financial statements. We have determined that several independent dealers are VIEs, of which, under FIN 46, we are deemed the primary beneficiary, and accordingly have included them in our consolidated financial statements as of April 24, 2004. Refer to the Critical Accounting Policies for additional discussion of our VIEs.

Results of Operations

Analysis of Operations
Year
Ended April 24, 2004
(2004 compared with 2003)

Fiscal year ended

(Amounts in thousands, except per share amounts)
4/24/04
4/26/03
     Percent
Change

Upholstery sales

$1,547,603

$1,589,778

-2.7
%

Casegoods sales
456,090

526,168

-13.3
%

Consolidated sales
$1,998,876

$2,111,830

-5.3
%

Consolidated gross profit
$443,039
*
$494,569

-10.4
%

Consolidated gross margin
22.2
%*
23.4
%

Consolidated S,G&A
$341,960

$331,695

3.1
%

S,G,&A as a percent of sales
17.1
%
15.7
%

Write-down of Upholstery intangibles
$11,313

--

N/M

Write-down of Casegoods intangibles
60,630

--

N/M

Consolidated write-down of intangibles
$71,943

--

N/M

Upholstery operating income
$119,020
**
$154,617

-23.0%

Casegoods operating income
(68,079
)**
32,110

-312.0%

Consolidated operating income
$29,136
**
$162,874

-82.1%

Upholstery operating margin
7.7
%**
9.7
%

Casegoods operating margin
-14.9
%**
6.1
%

Consolidated operating margin
1.5
%**
7.7
%

Income before cumulative effect of

accounting change
$2,528
**
$96,098

-97.4%

Diluted earnings per share before cumulative

effect of accounting change
$0.05
**
$1.67

-97.0%

  * Includes restructuring costs of
$10.4 million.
 ** Includes the write-down of intangibles and restructuring.
 N/M = Not
meaningful

Although consolidated sales decreased
year-over-year, the sales and order rates improved in the last six months of the fiscal year. In the first six months sales were down 9.3% in comparison to last year. Sales performance gradually improved during the last six months to comparable sales with the previous year. Orders increased 2% in the fourth quarter as compared to the prior year’s fourth quarter, which we believe is a sign for growth in the first quarter of fiscal 2005. As discussed in more detail below, net sales for the year were slightly down in the Upholstery Group while the Casegoods Group experienced a double-digit decline.

Upholstery Group sales declined 7.7%
in the first six months of the year due to tough comparables with the prior year and due to the economic environment. Sales increased by 2% and 5% in the last six months and the fourth quarter, respectively.

A major contributing factor in the
Casegoods Group decline in sales was the decline in our hospitality business as discussed in the introduction. The hospitality business was significantly down in comparison to last year due to continued poor economic conditions in the industry since September 11, 2001 and increased competition from imports. Volume suffered due to pressures from importers from China and other countries and also new domestic niche companies, which have entered the hospitality industry. With the increased competition and the poor economic conditions in the industry, our hospitality business has seen a significant decrease in sales. The hospitality business accounted for 26% of the Casegoods decline from the prior year.

Another cause for the decline in our
Casegoods Group sales was the decline in orders from some of our larger key customers, who continue importing lower-priced product directly from overseas, therefore reducing or ceasing orders with our Casegoods companies. The Casegoods Group transition into our blended strategy of outsourcing certain products and a shift of production among La-Z-Boy
Casegoods facilities should help reduce the cost disparity. However, in the transition into our blended strategy we experienced some outsourcing problems related to production and quality issues, which resulted in lost sales.

Our gross profit as a percent of
sales (“gross margin”) decreased year-over-year due, in part, to our restructuring efforts. We announced in the first quarter that three of our Casegoods plants would close. These closings will help offset the negative trends relating to the under-absorption of factory costs by increasing efficiencies and better absorbing fixed costs. During the second quarter we ceased operations in two of the three plants and in the fourth quarter we ceased operations in the third plant. Gross margin decreased from
23.4% in the prior fiscal year to 22.2% in fiscal 2004. The restructuring costs of $10.4 million accounted for approximately half of the percentage point decrease in gross margin.
Also contributing to the lower gross margin were the following factors:

i)

the
cost of phasing out certain product lines and promotional pricing,

ii)

reduced
plant utilization, especially in our hospitality facility,

iii)

deflationary
pricing pressures over the last few years, which prevented us from           increasing
prices to offset increased material costs and

iv)

material
cost increases on such items as steel, wood, oil, foam and transportation.

Selling, general and administrative
expenses (S,G&A) increased in fiscal 2004 compared to the prior year, both in dollar amount and as a percent of sales. Contributing to the increase in S,G&A were the following factors:

i)

advertising
expense increased over the prior year due to additional emphasis being given to several new product lines and increases related to opening new company-owned retail locations,

ii)

new
retail locations also increased rent expense over the prior year and because the new retail stores were in the beginning stage of operations, these stores had a higher S,G&A as a percent of sales,

iii)

higher
warranty expense in fiscal 2004 and

iv)

professional
fees expense increased in comparison to the prior year due to fees           on
technology and other cost-saving projects that are currently under way, as           well
as the professional fees and internal costs of compliance with the
Sarbanes-Oxley Act of 2002.

The operating margin was down
significantly due to the $71.9 million write-down of goodwill and trade names. The write-down and restructuring lowered the operating margin by 4.1 percentage points in fiscal 2004. However, even without the write-down, operating margin in fiscal 2004 would have decreased from the previous year due to the higher S,G&A and the lower gross margin as discussed above.

The Upholstery Group operating margin
decreased in fiscal 2004 to 7.7% from 9.7% in the prior year. The 2.0 percentage point decrease was partially due to the write-down of goodwill and trade names, which lowered the current year operating margin by 0.7 percentage points. Further contributing to the decrease in operating margin was the increase in S,G&A. As discussed above, an increase in advertising expense, additional costs associated with new retail locations and an increase in warranty expense all contributed to increasing S,G&A. Also, additional sales promotions had a negative impact on the Upholstery Group operating margin.

The Casegoods Group operating margin
decreased in fiscal 2004 to (14.9%) from 6.1% in the prior year. The write-down and restructuring contributed to a 15.6 percentage point decrease in the Casegoods Group operating margin during fiscal 2004. The operating margin was negatively impacted by the significant decrease in volume, which resulted in low capacity utilization. Additionally, the Casegoods operating margin decreased because we were unable to decrease
S,G&A—a low single digit decrease—at the same rate as sales—a 13.3%
decrease. We marginally lowered our fixed and variable expenses, but not at the same rate as the double-digit decline in sales and we increased some variable expenditures such as advertising in an attempt to recover lost market share.

Interest expense for the 2004 fiscal
year was higher than the 2003 fiscal year due to an increase in average debt of about $4.2 million and a 0.2 percentage point increase in our effective interest rate. The 2004 year-end level of debt was consistent with management’s objective to maintain our total debt-to-capitalization ratio (total debt divided by shareholders’ equity plus total debt) in the mid-twenties-percentage range. Our debt-to-capitalization percentage was 30.0%
at April 24, 2004 and 26.9% at April 26, 2003. In fiscal 2004, the write-down of trade names and goodwill and the consolidation of certain VIEs accounted for a 3.0 percentage point increase in the debt-to-capitalization percentage.

Our effective tax rate was 38% in
fiscal 2003 and 89% in fiscal 2004. While our statutory tax rate was the same for fiscal
2004 and fiscal 2003, the write-down of intangibles increased our effective tax rate by 51 percentage points in fiscal 2004.

In both fiscal 2004 and fiscal 2003,
diluted earnings per share were negatively impacted by the write-down of goodwill and trade names. The diluted earnings per share before the cumulative effect of accounting change was $1.67 for fiscal 2003 and $0.05 for fiscal 2004. The write-down reduced the diluted earnings per share before cumulative effect of accounting change in fiscal 2004 by
$1.04.

Analysis of Operations

Year Ended April 26, 2003
(2003
compared with 2002)

Fiscal year ended

     (Amounts in thousands,
except per share amounts)
4/26/03
4/27/02
     Percent
Change

Upholstery sales

$1,589,778

$1,543,756

3.0
%

Casegoods sales
526,168

611,268

-13.9
%

Consolidated sales
$2,111,830

$2,153,952

-2.0
%

Consolidated gross profit
$494,569

$462,295
*
7.0
%

Consolidated gross margin
23.4
%
21.5
%

Consolidated S,G&A
$331,695

$353,906

-6.3
%

S,G,&A as a percent of sales
15.7
%
16.4
%

Upholstery operating income
$154,617

$130,602
*
18.4
%

Casegoods operating income (loss)
32,110

(10,572
)*
403.7
%

Consolidated operating income
$162,874

$96,700
*
68.4
%

Upholstery operating margin
9.7
%
8.5
%*

Casegoods operating margin
6.1
%
(1.7
)%*

Consolidated operating margin
7.7
%
4.5
%*

Income before cumulative effect of

accounting change
$96,098

$61,751

55.6
%

Diluted earnings per share before

cumulative effect of accounting change
$1.67

$1.01

65.3
%

* Includes restructuring costs of
$3.7 million for Upholstery and $18.5 million for Casegoods.

Fiscal 2003 sales declined from the
prior year due to the following factors: (i) cessation of operations by HickoryMark, a small manufacturer of upholstery furniture, in the second quarter of fiscal 2003; (ii)
soft retail demand across the entire furniture industry; and (iii) the decision to not sacrifice margins for the sake of generating sales. This decline was somewhat offset by the strength of the La-Z-Boy Furniture Galleries® store system (part of our proprietary distribution system dedicated to La-Z-Boy products, that is mainly comprised of independent dealers), which experienced a 2.7% increase over fiscal 2002 same store sales.

The Upholstery segment sales increase
was due to the performance of the La-Z-Boy Furniture Galleries® store system, especially the growth in the New Generation La-Z-Boy Furniture Galleries® stores.
During fiscal 2003, 26 New Generation stores were opened. With regard to the prior store format, six were closed, five relocated and three remodeled into the New Generation format. Upholstery sales increased by 3% in fiscal 2003 compared to fiscal 2002; however, this increase was actually higher if we exclude the new retail stores that were opened during the year and the HickoryMark division, which ceased operations in the
2nd quarter of fiscal 2003.

The Pilliod division, which was
divested in fiscal year 2002, accounted for 28% of the $85.1 million decline in the
Casegoods segment sales in fiscal year 2003. Additional contributing factors to the
Casegoods segment sales decline were the following: (i) weak sales in the hospitality sector; (ii) some leading furniture retailers buying casegoods products directly from overseas manufacturers; (iii) a more dramatic decline in customer demand in the upper middle price points, where some of our products are positioned, than in the lower price points and (iv) a concentrated effort to increase or retain operating margins, which led to a sacrifice in sales.

Gross margin for fiscal 2003
increased to 23.4% from 21.5% in fiscal 2002, which was a 1.9 percentage point gross margin improvement. The restructuring accounted for 1.0 percentage points of the gross margin improvement. The remaining improvement in the gross margin, despite a sales decline, primarily reflected the results of management’s efforts to adjust capacity and fixed costs in response to waning consumer confidence and a shift to overseas production. The restructuring measures we put into effect late in fiscal 2001 and during fiscal 2002 resulted in annualized savings of approximately $15.0 million and in fiscal
2003, we benefited from a full year of those savings. The restructuring resulted in increased capacity utilization at our remaining plants, which allowed us to achieve better absorption of costs by producing a similar volume of product in fewer facilities.
Restructuring charges included in gross profit for fiscal 2002 were $22.2 million.

Selling, general and administrative
expense (S,G&A) decreased to 15.7% of sales in fiscal 2003 from 16.4% in fiscal 2002.
The major factor for the higher S,G&A in fiscal 2002 was due to the amortization of goodwill and trade names, which was 0.4% of sales. The remaining decline was attributable to our cost cutting efforts, a decline in warranty expense and efficiencies created by restructurings in both fiscal 2002 and fiscal 2001. Warranty expense decreased in fiscal
2003 due to (i) discontinuing certain products; (ii) implementing various quality improvement initiatives; and (iii) improving our ability to track and charge outside vendors for defects in materials that were used in our products. In addition, due to the decrease in the warranty expense, we made $3.7 million in adjustments as reflected in the table in Note 9:  Financial Guarantees and Product Warranties. Additionally, bad debt expense as a percent of sales was 0.3% in fiscal 2003 and 0.4% in fiscal 2002.
Expenditures for research and development costs decreased by $2.3 million in fiscal 2003.
Approximately half of the decrease in research and development costs was due to the divestiture of Pilliod and the cessation of HickoryMark operations.

Operating margin was 4.5% in fiscal
2002 compared to 7.7% in fiscal 2003. Fiscal 2002 operating margin was reduced by amortization and restructuring expenses not experienced in fiscal 2003. The operating margin also increased in fiscal 2003 due to the increase in upholstery sales and an increase in sales of imported goods, which had a positive impact on the operating margin of the Casegoods Group.

Contributing to the higher Upholstery
Group operating margin in fiscal 2003 was amortization in fiscal 2002. The Upholstery
Group operating margin also increased in fiscal 2003 due to increased sales and the performance of our proprietary store network. The Casegoods Group operating margin increased to 6.1% in fiscal 2003 from (1.7%) in fiscal 2002. The restructuring and amortization accounted for a significant portion of the lower operating margin in fiscal
2002. With the closing of four Casegoods plants and converting two other plants to warehouse, subassembly and import service operations, as well as divesting Pilliod, this segment was able to reduce its overhead costs at a faster rate than the sales decline.
Sales of imported finished goods increased to approximately 31% of total Casegoods sales in fiscal year 2003, compared to 21% in fiscal 2002. The operating margin on import sales is higher than on domestic sales; therefore, the increased Casegoods sales of imported goods had a favorable impact on our operating margin.

Interest expense increased 4.4% over
the prior year. The increase in interest expense was due to a $19.4 million increase in weighted average debt in fiscal 2003. However, the effective interest rate decreased 0.2 percentage points,
partially offsetting the increase in debt levels during the year. As a result of our interest rate swap agreements, we had fixed interest rates at 6.095% plus the applicable borrowing spread under the revolving credit facility on a notional amount of $70 million.
On December 19, 2002 we completed a private placement of $86 million in La-Z-Boy
Incorporated unsecured notes, with $36 million of these notes having a maturity of seven years and the remaining $50 million having a maturity of ten years. The fixed rate on the seven year notes is 4.56% and on the ten year notes is 5.25%. As a result of the private placements and our interest rate swap agreements, there was only a minor decrease in our weighted average interest rate in fiscal 2003. The private placement was consistent with management’s objective to maintain the debt-to-capitalization ratio in the mid-twenties-percentage range and to also take advantage of interest rates that were at
40-year lows, allowing us to lower our weighted average cost of capital.

Diluted earnings per share were
impacted by the $130.3 million used to repurchase common stock in the current year. During fiscal 2003, 5.5 million shares were purchased compared to the 1.8 million in fiscal 2002.
The significant repurchase of stock was consistent with management initiatives and objectives. The repurchase of shares was somewhat offset by the stock issued for stock options and 401(k) contributions. The net decrease in diluted weighted average common shares was 3.7 million. This decrease in the diluted weighted average common shares had the impact of increasing diluted earnings per share $0.03 after the cumulative effect of accounting change and $0.08 before the cumulative effect of accounting change.

Income tax expense as a percent of
pre-tax income was 38.0% in fiscal 2003, compared to 30.6% in fiscal 2002. The
$11.8 million Pilliod divestiture tax benefit accounted for an 8.4 percentage point decrease in our effective tax rate..

Liquidity and Financial
Condition

Our total assets decreased by 6.7% in
the current year due mostly to the write-down of intangibles and a decrease in receivables. Our receivables decreased by 11.9% in fiscal 2004 in comparison to the prior year. Due to adopting FIN 46, we consolidated certain VIEs and this resulted in the elimination of intercompany receivables with those entities. The consolidation of the VIEs accounted for slightly more than half of the decrease in receivables. Additionally, receivables decreased due to the decrease in fiscal 2004 days sales outstanding, mainly in our Upholstery Group. Our long-term debt decreased by $36.8 million in comparison to last year. However, offsetting the decrease in long-term debt was short-term borrowings of
$37.2 million in fiscal 2004 compared to none in fiscal 2003. The shift from long-term debt to short-term borrowings was due to lower interest rates on our short-term borrowings.

Our sources of cash liquidity include
cash and equivalents, cash from operations and amounts available under credit facilities.
These sources have been adequate for day-to-day operations, stock repurchases, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the future. Capital expenditures for fiscal 2005 are planned at $30 million to $35 million compared to $31.6 million in fiscal 2004. There are no material commitments for capital expenditures at April 24, 2004. As of April 24, 2004, there were unused lines of credit and commitments of $161.5 million under several credit arrangements.

The following table illustrates the
main components of our cash flows:

     (Amounts in thousands)
Cash Flows Provided By (Used For)
4/24/04
4/26/03

Operating activities

Net income, depreciation and deferred taxes
$11,473

$73,015

Write-down of goodwill and trade names (net of taxes)
55,896

59,782

Cumulative effect of consolidating VIEs
8,324

--

Working capital and other
57,209

(14,285
)

Investing activities
(35,162
)
(54,433
)

Cash before financing activities
97,740

64,079

Financing activities

Repurchase of common stock
(72,509
)
(130,287
)

Net increase (decrease) in debt
(10,085
)
79,989

Other financing activities and exchange rate changes
(14,025
)
(11,735
)

Net increase in cash and cash equivalents
$1,121

$2,046

Operating activities

The increase in 2004 operating cash flows
over 2003 was due primarily to the decrease in inventory. In fiscal 2003 inventories were a $41.0 million use of cash and in fiscal 2004 inventories were a $16.3 million source of cash. The inventory was higher in fiscal 2003 mainly due to our increase in our sourcing goods from overseas. Additionally, accounts receivable was a source of cash in fiscal 2004 of $7.4 million compared to $35.0 million source of cash in fiscal 2003, which correlated with the decreased sales over the last two years.

Investing activities

One element of our growth strategy is
to strengthen our brand portfolios through the expansion of our proprietary gallery store program through the means of independently owned stores or selective retail store acquisitions. During the year, we used $9.2 million for the acquisition of retail stores in the Baltimore metropolitan area. Combined with our already existing strong presence in the Washington D.C. area, this gives us a compelling market share in one of the largest home furnishing markets in the nation.

During fiscal 2004 and fiscal 2003,
net cash used in investing activities was $35.2 million and $54.4 million, respectively.
The decrease in cash used for investing activities in fiscal 2004 primarily reflected lower capital expenditures and lower funding requirements of our benefit plans. Our cash before financing activities improved in the current year by 53% in comparison to the prior year.

Financing activities

Our financing activities included
borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. Net cash used for financing activities was $97.4 million in fiscal 2004 compared to $62.6 million in fiscal 2003. The increase in cash used for financing activities was due to net payments in fiscal 2004 on debt of $10.1 million while in fiscal
2003 we had net proceeds from debt of $80.0 million. The net proceeds in fiscal 2003 were offset by the higher stock purchases. We used $72.5 million during fiscal 2004 to repurchase common stock under the repurchase program approved by our Board of Directors.

On March 30, 2004, we
entered into a new unsecured $150 million revolving credit facility agreement.
This new facility has an accordion feature, enabling us to expand the facility by $50 million to $200 million with the same terms and conditions, subject to approval by the banks that are a party to the agreement. This agreement replaced our $300 million unsecured revolving credit facility, which would have expired on May 12, 2005.  The agreement has a performance-based interest rate pricing grid, ranging from LIBOR plus 0.475% to LIBOR plus 0.800%, determined by our consolidated debt-to-capital ratio. The new revolving credit facility expires on May 1, 2009, and requires that certain financial covenants be met. At
April 24, 2004, we were in compliance with all of the covenants under all of our credit facilities.

Our debt-to-capitalization
percentage was 30.0% at April 24, 2004 and 26.9% at April 26, 2003. Our
debt-to-capitalization ratio is total debt as a percent of the sum of shareholders’ equity plus total debt. We believe that the availability of funds under our unused lines of credit and the cash flows from operations are sufficient to fund our capital needs. Management has targeted our debt-to-capitalization ratio to be in the mid-twenties-percentage range in order to effectively blend our cost of equity with the cost of debt.

The increase in our debt-to-capitalization
percentage was mainly due to the write-down of trade names and goodwill and the consolidation of VIEs. Without these two factors the debt-to-capitalization percentage would have been 3.0 percentage points lower.

The following table summarizes our
contractual obligations of the types specified:

Payments by Period

(Amounts in thousands)
Total
     Less than 1
Year
1-3 Years
4-5 Years
     More than 5
Years

Long-term debt obligations

$185,472

$4,484

$
4,977

$
37,691

$
138,320

Capital lease obligations

1,775

860

739

94

82

Operating lease obligations
170,896

25,296

42,728

33,309

69,563

Other long-term liabilities not

reflected on our balance sheet
3,400

1,575

1,506

269

50

Total contractual obligations
$
361,543

$
32,215

$
49,950

$
71,363

$
208,015

In addition to the above obligations,
we have guaranteed various mortgages and leases of dealers with proprietary stores. The total amount of these guarantees is $10.0 million. Of this, $3.5 million will expire within one year, $5.7 million in one to three years and $0.8 million in four to five years. In recent years, we have increased our importation of product for our Casegoods
Group. At the end of the 2004 fiscal year, we had $32.8 million in open purchase orders with foreign casegoods manufacturers. Some of these open purchase orders are cancelable.

Continuing compliance with existing
federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Our Board of Directors has authorized
the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. Shares acquired in fiscal years 2004, 2003 and 2002 totaled 3.4 million, 5.5 million and 1.8 million, respectively. As of April 24, 2004, 6.8 million additional shares could be purchased pursuant to this authorization. With the expected cash flows we anticipate generating in fiscal 2005, we will continue to be opportunistic in our repurchase program; but we have no commitments for repurchases.
The following table summarizes our repurchases of company stock for the fourth quarter of fiscal 2004:

Company Stock
Repurchases

(Amounts in thousands)
     Total
number of
shares
repurchased
     Average
price paid
per share
     Total number of
shares purchased as
part of the publicly
announced repurchase
program
     Amount available
to purchase under
the program

February

185

$22
.69
185

7,173

March
240

22
.53
240

6,933

April
160

22
.05
160

6,773

Fourth Quarter
585

$22
.49
585

6,773

Quantitative and
Qualitative Disclosures About Market Risk

We are exposed to market risk from
changes in interest rates. Our exposure to interest rate risk results from our floating rate $150 million revolving credit facility under which we had $30 million borrowed at
April 24, 2004. Management estimates that a 1.0 percentage point change in interest rates would not have a material impact on the results of operations for fiscal 2005 based upon the year end levels of exposed liabilities.

We are exposed to market risk from
changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At April 24, 2004, we had foreign exchange forward contracts outstanding, relating to the Canadian dollar. Substantially all of our imported purchased parts are denominated in U.S. dollars. However, we have risk if China allows their currency to float since it has been essentially fixed in relation to the U.S. dollar. Today, this risk cannot be hedged and we do not believe it will become a risk in our fiscal 2005 year. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2005.

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

Inventories

Inventories are stated at the lower
of cost or market. Cost was determined using the last-in, first-out ("LIFO") basis for approximately 70% and 79% of our inventories at April 24, 2004 and April 26, 2003, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO")
basis.

Excess of FIFO over the LIFO basis at
April 24, 2004 and April 26, 2003, included $12.1 million and $12.4 million, respectively, for inventory written-up to fair value for acquisitions that occurred in fiscal 2000. This purchase accounting adjustment reduces earnings in the periods that the related inventory is sold.

Revenue Recognition and
Related Allowances

Shipping terms are FOB shipping point
and revenue is recognized upon shipment of product. For product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties as well as other incentives that may be offered to customers. We import certain products from foreign ports directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. customs.

Other incentives offered to customers
include cash discounts, advertising agreements and other sales incentives. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Other sales incentives are recorded at the time of sale as a reduction to revenue. Our advertising agreements give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

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

Using these procedures, we determined
that, as of April 28, 2002, the carrying value of trade names exceeded their fair value creating an impairment loss of $48.3 million, all of which was attributable to the
Casegoods segment and the carrying value of goodwill exceeded its fair value creating an impairment loss of $29.4 million. Of the pre-tax impairment loss for goodwill, $17.1 million was attributable to the Upholstery segment and $12.3 million was attributable to the Casegoods segment. The after-tax effect of $59.8 million for these impairment losses was included in the cumulative effect of accounting change in our fiscal 2003 consolidated statement of operations.

In the fourth quarter of fiscal 2003,
we reevaluated the trade names and goodwill for impairment by comparing the fair values to the carrying values and determined that there was no additional impairment.

In the fourth quarter of fiscal 2004,
the annual evaluation of goodwill and trade names was performed. Following the evaluation, it was determined that the carrying value of trade names exceeded their fair value creating an impairment loss of $43.2 million, and the carrying value of goodwill exceeded its fair value creating an impairment loss of $28.7 million. The after-tax effect of the impairment was $55.9 million. The before-tax effect of $71.9 million for these impairment losses was recorded as a component of operating income. Of the total impairment losses,
$11.3 million and $60.6 million were attributed to the Upholstery and the Casegoods segments, respectively. One operating unit accounted for the write-down in the Upholstery
Group. Recently, this operating unit has experienced

a decline in sales and operating
income, which caused a decline in the fair value of its intangibles. Casegoods Group sales and operating results have been declining in the last few years. Due to the continued
lagging operating results and change in facts relating to underlying assumptions, the fair value evaluation was lower in the 2004 fiscal fourth quarter than the prior year fourth quarter.

Our evaluations of goodwill and trade
names are dependent upon the future projections, which are subject to deviations due to changes in facts and circumstances relating to underlying assumptions including those discussed in our “Cautionary Statements Concerning Forward-Looking Statements.”

The following table
summarizes changes to goodwill and trade names in fiscal 2003 and fiscal 2004:

     (Amounts
in thousands)
     Balance
at 4/27/02
     Fiscal 2003
Write-down
and Other
     Balance
at 4/26/03
     Fiscal 2004
Write-down
and Other
     Balance at
4/24/04

Goodwill

Upholstery
$70,265

$(17,062
)
$53,203

$(3,058
)
$50,145

Acquisitions/dispositions
--

(26
)
(26
)
10,283

10,257

           Total
upholstery
70,265

(17,088
)
53,177

7,225

60,402

Casegoods
37,979

(12,349
)
25,630

(25,630
)
--

Consolidation of VIEs
--

--

--

7,714

7,714

                Total
goodwill
$108,244

$(29,437
)
$78,807

$(10,691
)
$68,116

Trade names

Upholstery
$14,255

$--

$14,255

$(8,255
)
$6,000

Acquisitions
--

2,690

2,690

--

2,690

           Total
upholstery
14,255

2,690

16,945

(8,255
)
8,690

Casegoods
102,490

(48,291
)
54,199

(35,000
)
19,199

                Total
trade names
$116,745

$(45,601
)
$71,144

$(43,255
)
$27,889

Other Loss Reserves

Allowances for doubtful accounts are
recorded based on the use of estimates and judgment in regards to risk exposure and collectibility. In fiscal 2004, our reserve for receivables and long-term notes decreased from $36.1 million to $23.7 million. The decrease was due to the consolidation of some of our independent dealers, as required by FIN 46, that had receivables and notes with us.

We have other loss exposures arising
from the ordinary course of business including inventory obsolescence, litigation, environmental claims, product liability, restructuring charges and the recoverability of deferred income tax benefits. Establishing loss reserves requires the estimate and judgment of management with respect to risk exposure and ultimate liability. We use legal counsel or other experts as appropriate to assist in developing estimates. Due to the uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

Financial Guarantees

Effective for the third quarter of
fiscal 2003, we adopted Financial Accounting Standards Board Interpretation No. 45,
“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others” ("FIN 45").  The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees.  It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

Prior to December 31, 2002, we
provided secured and unsecured financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Galleries® store dealers whose stores are not owned by the company. Loan guarantees are generally for real estate mortgages with a guarantee period of not more than five years. Lease guarantees are generally for real estate leases and have terms lasting up to five years. These loan and lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the loan and lease agreements we have entered into since December 31, 2002, but they are not material to our financial position.

We would be required to perform under
these agreements only if the dealer were to default on the loan or lease. The maximum amounts of potential future payments under loan guarantees and lease guarantees were $5.7 million and $4.3 million, respectively, as of April 24, 2004. Should a default occur on a collateralized loan, we expect the liquidation of the collateral would cover most of the maximum amount of potential future payments under our guarantee obligation.

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

Variable Interest
Entities

Financial Accounting Standards Board
Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN
46”), which was issued in December 2003, requires the “primary beneficiary”
of a variable interest entity (“VIE”) to include the VIE's assets, liabilities and operating results in its consolidated financial statements. In general, a
VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

There are 288  La-Z-Boy  Furniture  Galleries®  stores that are not owned by us but are owned by over 120  independent  dealers.  These stores sell La-Z-Boy  manufactured  product as well as various  accessories  purchased through La-Z-Boy approved vendors. In some cases, we have extended  credit beyond normal trade terms to the independent  dealers,  made direct loans and/or  guaranteed  certain loans or leases.  Most of these  independent  dealers  have  sufficient  equity  to carry  out  their  principal  operating  activities  without subordinated  financial support;  however,  there are certain  independent dealers that we have identified that may not have sufficient equity.  Based on the new criteria for  consolidation  of VIEs, we have determined  that several independent dealers are VIEs, of which,  under FIN
46, we are deemed  the  primary  beneficiary  of those  dealers  and,  accordingly,  have  included  them in our  consolidated  financial statements as of April 24, 2004.

In prior years, we have evaluated the collectiblility of our trade accounts receivable from our independent dealers and we have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees. The table below shows the impact of this new standard on our consolidated balance sheet as of April 24, 2004. The amounts reflected in the table include the elimination of related payables and receivables as well as the profit in inventory. The shareholders’ equity change reflects the cumulative effect of the accounting change. The cumulative effect charge has been reduced by the allowance for doubtful accounts related to the consolidated dealers.

(Amounts in thousands)
VIEs
Consolidated

Assets

Cash and equivalents
$3,944

$33,882

Receivables, net
(21,826
)*
299,801

Inventories, net
12,721

250,568

Other current assets
7,052

69,423

Total current assets
1,891

653,674

Property, plant and equipment, net
7,264

212,739

Intangibles
7,714

96,005

Other long-term assets
(12,484)*

85,078

Total assets
$4,385

$1,047,496

Liabilities and shareholders' equity

Accounts payable
$758

$93,298

Other current liabilities
4,445

190,023

Total current liabilities
5,203

283,321

Long-term debt and capital leases
7,211

181,807

Other long-term liabilities
295

60,040

Shareholders' equity (deficit)
(8,324
)
522,328

Total liabilities and shareholders' equity
$4,385

$1,047,496

* Reflects the elimination of
intercompany accounts and notes receivable.

The dealers that were consolidated in
our financial statements are separate legal entities and their management is their primary decision maker.  The assets of the VIEs are included in "Unallocated assets"
for purposes of segment reporting.

The Critical Accounting Policies and
changes to critical estimates are reviewed by management with our Audit Committee of the
Board of Directors and our independent accountants.

Restructuring

In fiscal year 2002, we recorded
restructuring charges of $22.2 million. The $22.2 million, which was recorded in cost of sales, was the result of closing down four manufacturing facilities and converting three others to warehousing, subassembly and import service operations. Of the $22.2 million,
$3.7 million was attributable to the Upholstery segment and $18.5 million was attributable to the Casegoods segment. The total restructuring charges were comprised of $13.2 million in the second quarter and $9.0 million in the fourth quarter of 2002. As of April 24,
2004, substantially all of the 1,132 employees expected to be terminated as a result of the fiscal 2002 plans are no longer employed by the company. The remaining liability will be
paid out in fiscal 2005.

During the first quarter of fiscal
2004, we announced the closing of three of our Casegoods Group manufacturing facilities.
This action was the result of underutilization of certain manufacturing facilities as we transition to more foreign-sourced products in order to be competitive with imported furniture. The closure of these facilities resulted in the elimination of 480 jobs.
Approximately 75 jobs were created at other facilities resulting from the closures.
During fiscal 2004, pre-tax restructuring charges related to the restructuring were $10.4 million, covering the write-down of certain fixed assets and inventories, lease costs and severance related costs, which were recorded in cost of sales. We expect to dispose of two manufacturing plants by sale and the related write-down has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or
Disposal of Long-Lived Assets.” Our third plant was leased and the lease expired in our fourth quarter of fiscal 2004. The plants have ceased operations during the year, leaving 16 employees remaining at these facilities. The remaining liability will be paid out in fiscal 2005.

We have $9.7 million of assets held for sale included in other long-term assets on our consolidated balance sheet as of April 24, 2004, primarily, as a result of the above restructurings.  This includes $8.1 million of buildings and $1.6 million of equipment. All of these assets have been written down to their fair value and are currently being marketed for sale.

Restructuring liabilities along with
charges to expense, cash payments or asset write-downs were as follows:

Fiscal 2004

(Amounts in thousands)
     4/26/03
Balance
     Charges to
Expense
     Cash Payment or
Asset Write-
down
     4/24/04
Balance

Fixed asset write-downs

$--

$4,256

$(4,256
)
$--

Severance and benefit related costs
313

1,389

(1,373
)
329

Inventory write-downs
--

1,729

(1,729
)
--

Other
543

3,067

(3,436
)
174

Total
$856

$10,441

($10,794
)
$503

Fiscal 2003

(Amounts in thousands)
     4/27/02
Balance
     Charges to
Expense
     Cash Payment or
Asset Write-
down
     4/26/03
Balance

Fixed asset write-downs

$--

$--

$--

$--

Severance and benefit related costs
1,500

1,070

(2,257
)
313

Other
3,100

--

(2,557
)
543

Total
$4,600

$1,070

$(4,814
)
$856

The above fiscal 2003 table shows
additional charges relating to health insurance and workers’ compensation for plants previously shut down.

Cautionary Statement
Concerning Forward-Looking Statements

We are making forward-looking
statements in this document, which are subject to risks and uncertainties. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in this document regarding:

future income, margins and cash flows

future economic performance

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

Actual results could differ
materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer sentiment or demand; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e)
energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the outcome of the anti-dumping investigation by the United States
Department of Commerce and potential disruptions from Chinese imports; (i) supply price fluctuations; (j) the impact of imports as it relates to continued domestic production;
(k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings;
(q) ability to implement new global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently owned dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently owned dealers;
(t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; and (v) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Short-term outlook

Although consumer confidence
continues to be fairly strong, housing turnover remains brisk and economic growth has remained fairly robust, the prospect of rising interest rates and record high energy costs have the potential to dampen consumer confidence. Specifically, within our industry, we expect that significant competition, worldwide overcapacity, increasing raw material costs
(plywood, steel and selected lumber species) and import pressures will continue to make margin expansion difficult. However, if consumer confidence remains strong, we are well positioned to capitalize on any increased demand for our furniture. Additionally, we expect that the United States Department of Commerce will determine by mid-calendar year whether or not illegal dumping of wood bedroom furniture has occurred and if tariffs are warranted. The impact of any tariff on bedroom furniture may have an effect on our business which cannot be determined at this time.

In the near term, we expect that the
Upholstery Group sales for the first quarter will be improved over last year, but margins will be strained as raw material prices have increased and price increases in our products will not take effect until our second fiscal quarter. Our Casegoods Group will continue to face challenges during the first quarter from both a sales and margin perspective. We expect Casegoods Group’s sales pressures to continue, but with year-over-year comparisons becoming more favorable. Casegoods Group margins are expected to continue to be pressured by the less than optimal levels of capacity utilization (around 65%) and price increases in lumber. Additionally, the Casegoods Group will know the impact of the anti-dumping action during the first quarter and will reposition its business accordingly.

We are currently expecting
consolidated sales for the first quarter of fiscal 2005 to increase in the low single-digit percentage and we anticipate reported earnings for the first quarter to be in the range of $0.08 to $0.12 per diluted share—which includes up to a $0.02 potential loss from consolidated VIEs—versus $0.11 per diluted share in the prior year first quarter, which included $0.07 for restructuring.

Longer-term outlook

Our long-term outlook is strongly
correlated to the growth of our proprietary store network and to the growth in our industry. Leveraging and extending the power of the La-Z-Boy® brand, accelerating the expansion of our proprietary distribution system and driving toward supply chain excellence are our three areas of focus that will drive growth in the future.

First, the La-Z-Boy® brand is
unquestionably the most powerful brand in the furniture industry and in fact, one of the most favorite brands in the home. In fact, we recently jumped two spots to achieve the number three consumer brand position in the home according to HFN’s 2003 bi annual household brand survey, moving ahead of two respected and important brands: Maytag
(Registered Trademark of Maytag Corporation) and Kenmore (Registered Trademark of Sears,
Roebuck and Co.). We continue to support our successful La-Z-Boy. New Look of Comfort®
advertising campaign, which is targeting women and younger audiences to look at La-Z-Boy in a new innovative way. We have teamed with Todd Oldham to develop a very exciting collection of furniture called Todd Oldham by La-Z-Boy (Todd Oldham is a registered trademark of L-7
Designs, Inc. Patent Pending). This line has been very well received by the consumer press with over 230 million media impressions already, and product began hitting retail floors in our last fiscal quarter. Our long-term goal is to continue to broaden the demographic appeal of our products.

Secondly, we plan to aggressively
expand the mostly independently owned La-Z-Boy Furniture Galleries® store system and accelerate the pace at which our old format stores are converted to the more productive
New Generation format. This entails opening about 20 new stores per year and relocating or remodeling approximately another 20 stores to the new format annually for the next 4-5 years. We currently have a total of 4.3 million square feet of showroom space in the
La-Z-Boy Furniture Galleries® store system, or an average of 13,500 square feet per store. We currently have 68 out of our 324 mostly independently owned stores in the New
Generation format. The New Generation stores average 15,000 square feet, and are producing more sales per store than the old format.

Lastly, we are focusing on
accelerating the flow of product and globalizing our supply chain. Currently we are importing approximately 39% of our Casegoods products. Additionally, we are importing leather, primarily in cut and sewn kits and selected high volume fabrics for our
Upholstery segment. These imported cut and sewn kits account for about a third of our total leather upholstery volume and make our products more cost competitive. We are continuing our global sourcing efforts and identifying all possible areas where we can create a more cost-competitive and globally integrated supply chain. It is our goal to manage our supply chain and focus on dramatically shortening lead times, improving supply reliability and increasing the global integration of our operations.

Accounting
Standards

In May 2003, the FASB
issued SFAS No. 150, “Accounting
for Certain Financial Instruments with Characteristics of both Liabilities and
Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We adopted this standard and it did not have a material impact on our financial statements.

In December 2003, the FASB issued
revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other
Postretirement Benefits.” The revision of this statement calls for more disclosures on the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.  We adopted this statement for our fiscal year ending April 24, 2004 and it did not have a material impact on our financial statements.

Regulatory Developments

The Sarbanes-Oxley Act of 2002 has
introduced many new requirements regarding corporate governance and financial reporting.
Among many other requirements is the requirement under Section 404 of the Act, beginning with our 2005 Annual Report, for management to report on the company’s internal controls over financial reporting and for the company’s independent registered public accountant to attest to this report. During fiscal 2004, we commenced actions to ensure our ability to comply with these requirements. We expect to continue to devote substantial time and incur additional costs during fiscal 2005 to ensure compliance.

The American Furniture Manufacturers
Committee for Legal Trade filed with the International Trade Administration, United States
Department of Commerce and the United States International Trade Commission, an
anti-dumping petition in our second quarter targeting wood bedroom furniture from China, which may affect five of our Casegoods companies. The petition calls for duties on wood bedroom furniture from China. In our fiscal third quarter, the International Trade
Commission preliminarily determined that the domestic furniture industry may be suffering a material injury by reason of dumped wood bedroom imports from China. At the present time, the Casegoods Group comprises approximately 23% of our consolidated net sales and wood bedroom furniture imported from China is only about 15% of our Casegoods Group sales, which equals 3.4% of our consolidated net sales. The United States Department of Commerce is scheduled to determine by mid-calendar year whether or not illegal dumping has occurred. We are still assessing and developing strategic plans for the potential impact on our business as it relates to relations with customers and vendors as well as any capacity issues.

LA-Z-BOY INCORPORATED

Consolidated Statement of Operations

     (Amounts in thousands,
except per share data)

Fiscal year ended
4/24/04
4/26/03
4/27/02

Sales

$
1,998,876

$2,111,830

$2,153,952

Cost of sales

1,555,837

1,617,261

1,691,657

Gross profit

443,039

494,569

462,295

Selling, general and administrative

341,960

331,695

353,906

Write-down of intangibles

71,943

--

--

Loss on divestiture
--

--

11,689

Operating income

29,136

162,874

96,700

Interest expense

11,253

10,510

10,063

Other income, net

4,405

2,633

2,299

Pre-tax income

22,288

154,997

88,936

Income tax expense

19,760

58,899

27,185

Income before cumulative effect of

accounting change

2,528

96,098

61,751

Cumulative effect of accounting change

          (net of tax of
$5,101 in 2004 and $17,920 in 2003)

(8,324
)
(59,782
)
--

          Net income
(loss)
$
(5,796
)
$36,316

$61,751

Basic average common shares

53,508

57,120

60,739

Basic net income per share before

cumulative effect of accounting change
$
0.05

$1.68

$1.02

Cumulative effect of accounting change

per share

(0.16
)
(1.04
)
--

          Basic net income
(loss) per common share
$
(0.11
)
$0.64

$1.02

Diluted weighted average common shares

53,679

57,435

61,125

Diluted net income per share before

cumulative effect of accounting change
$
0.05

$1.67

$1.01

Cumulative effect of accounting change

per share

(0.16
)
(1.04
)
--

          Diluted net income
(loss) per common share
$
(0.11
)
$0.63

$1.01

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
Consolidated Balance
Sheet

     (Amounts in thousands, except par value)

As of
4/24/04
4/26/03

Assets

Current assets

Cash and equivalents
$
33,882

$28,817

Receivables, less allowance of $15,024

in 2004 and $29,636 in 2003

299,801

340,467

Inventories, net

250,568

252,537

Deferred income taxes

37,969

37,734

Other current assets

31,454

19,939

Total current assets

653,674

679,494

Property, plant and equipment, net

212,739

209,411

Goodwill

68,116

78,807

Trade names

27,889

71,144

Other long-term assets, less allowance of $8,654 in

2004 and $6,481 in 2003

85,078

84,210

Total assets
$
1,047,496

$1,123,066

Liabilities and shareholders' equity

Current liabilities

Short-term borrowings
$
37,219

$
--

Current portion of long-term debt and capital leases

5,344

1,619

Accounts payable

93,298

78,931

Accrued expenses and other current liabilities

147,460

134,037

Total current liabilities

283,321

214,587

Long-term debt

180,988

221,099

Capital leases

819

1,272

Deferred income taxes

20,219

36,928

Other long-term liabilities

39,821

39,241

Contingencies and commitments

Shareholders' equity

Preferred shares - 5,000 authorized; none issued
--

--

           Common shares, $1 par value - 150,000 authorized;

52,031 outstanding in 2004 and 55,027 outstanding in 2003

52,031

55,027

Capital in excess of par value

216,156

216,081

Retained earnings

253,012

342,628

           Accumulated other comprehensive
income (loss)

1,129

(3,797
)

Total shareholders' equity

522,328

609,939

Total liabilities and shareholders' equity
$
1,047,496

$1,123,066

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
Consolidated Statement
of Cash Flows

     (Amounts in thousands)

Fiscal year ended
4/24/04
4/26/03
4/27/02

Cash flows from operating activities

         Net income
(loss)
$
(5,796
)
$36,316

$61,751

         Adjustments to reconcile net income
(loss) to

net cash provided by operating activities

               Write-down
of intangibles

71,943

--

--

Cumulative effect of accounting change - net of

income taxes

8,324

59,782

--

Loss on divestiture
--

--

11,689

Depreciation and amortization

29,112

30,695

43,988

Change in receivables

7,430

35,037

(4,489
)

Change in inventories

16,309

(41,028
)
39,848

Change in payables

13,220

9,927

(23,335
)

Change in other assets and liabilities

4,203

(18,221
)
17,730

Change in deferred taxes

(11,843
)
6,004

(8,431
)

Total adjustments

138,698

82,196

77,000

Net cash provided by operating activities

132,902

118,512

138,751

Cash flows from investing activities

Proceeds from disposals of assets

2,167

4,348

2,341

Capital expenditures
(31,593
)
(32,821
)
(32,966
)

Proceeds from divestiture
--

--

6,048

Acquisitions, net of cash acquired
(9,189
)
(3,089
)
--

Change in other long-term assets

3,453

(22,871
)

7,269

Net cash used for investing activities
(35,162
)
(54,433
)
(17,308
)

Cash flows from financing activities

Proceeds from debt

101,171

187,173

93,482

Payments on debt

(111,026
)
(106,606
)
(166,915
)

Capital leases
(230
)
(578
)
(549
)

         Stock issued for stock option
and 401(k) plans

6,714

10,603

17,870

Repurchase of common stock
(72,509
)
(130,287
)
(40,198
)

Dividends paid
(21,514
)
(22,941
)
(21,886
)

Net cash used for financing activities
(97,394
)
(62,636
)
(118,196
)

Effect of exchange rate changes on cash and equivalents

775

603

(41
)

Net increase in cash and equivalents

1,121

2,046

3,206

     Cash
acquired from consolidation of VIEs

3,944

--

--

Cash and equivalents at beginning of the year

28,817

26,771

23,565

Cash and equivalents at end of the year
$
33,882

$28,817

$26,771

        The
accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
Consolidated Statement
of Changes in Shareholders’ Equity

(Amounts in thousands)
     Common
shares
     Capital in
excess of
par value
     Retained
earnings
     Accumulated
other com-
prehensive
income (loss)
Total

At April 28, 2001

$60,501

$
210,924

$
427,616

$
(3,895
)
$
695,146

Repurchases of common stock

(1,750
)

(38,448
)

(40,198
)

Stock issued for stock options/401(k)

1,202

1,528

15,140

17,870

Tax benefit from exercise of options

2,608

2,608

Dividends paid

(21,886
)

(21,886
)

     Comprehensive income
(loss)

Net income

61,751

Unrealized loss on marketable

securities, net of taxes

(482
)

Realization of losses on marketable

securities, net of taxes

1,250

Translation adjustment

(378
)

Change in fair value of cash flow

hedges, net of taxes

(2,159
)

Total comprehensive income

59,982

At April 27, 2002

59,953

215,060

444,173

(5,664
)

713,522

Repurchases of common stock

(5,491
)

(124,796
)

(130,287
)

Stock issued for stock options/401(k)

565

162

9,876

10,603

Tax benefit from exercise of options

859

859

Dividends paid

(22,941
)

(22,941
)

     Comprehensive income
(loss)

Net income

36,316

Unrealized loss on marketable

securities, net of taxes

(793
)

Realization of losses on marketable

securities, net of taxes

194

Translation adjustment

2,354

Change in fair value of cash flow

hedges, net of taxes

112

Total comprehensive income

38,183

At April 26, 2003

55,027

216,081

342,628

(3,797
)

609,939

Repurchases of common stock

(3,379
)

(69,130
)

(72,509
)

Stock issued for stock options/401(k)

383

(493
)

6,824

6,714

Tax benefit from exercise of options

568

568

Dividends paid

(21,514
)

(21,514
)

     Comprehensive income
(loss)

        Net
loss

(5,796
)

Unrealized gain on marketable securities, net of taxes

2,475

Realization of gains on marketable securities, net of taxes

(525
)

Additional minimum pension liability, net of taxes

(457
)

Translation adjustment

1,870

Change in fair value of cash flow hedges, net of taxes

1,563

Total comprehensive loss

(870
)

At April 24, 2004

$

52,031

$

216,156

$

253,012

$

1,129

$

522,328

        The
accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated
Financial Statements

Note 1: Accounting
Policies

        The
following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Our fiscal year ends on the last Saturday of
April.

Principles of
Consolidation

        The
consolidated financial statements include the accounts of La-Z-Boy Incorporated and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Additionally, we adopted Financial Accounting Standards Board
Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46"),
as of April 24, 2004, which resulted in the consolidation of several of our independently owned La-Z-Boy Furniture Galleries® dealers.  Refer to Note
20 and New Pronouncements for further discussion of FIN 46.

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

New Pronouncements

         FIN 46, which was issued
in December 2003, requires the "primary beneficiary" of a
variable interest entity ("VIE") to include the VIE's assets, liabilities and operating results in its consolidated financial statements. FIN 46 also requires the disclosure of information about the VIE's assets and liabilities and the nature, purpose and activities of consolidated VIEs in its financial statements.
Additionally, FIN 46 requires disclosure of information about the nature, purpose and activities for unconsolidated VIEs in which a company holds a significant variable interest.  In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (ii) has a group of equity owners that are unable to make significant decisions about its activities; or (iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.  We have adopted the provisions of FIN
46 as of April 24, 2004, which resulted in the consolidation of several VIEs. Refer to Note 20 for further discussion.

         In May 2003, the FASB issued
Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and
Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). We adopted this standard and it did not have a material impact on our financial statements.

         In December 2003, the FASB issued revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The revision of this statement calls for more disclosures on the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods.  We adopted this statement for our fiscal year ending
April 24, 2004.

Cash and Equivalents

        For
purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Inventories

        Inventories
are stated at the lower of cost or market. Cost is determined using the last-in, first-out
("LIFO") basis for approximately 70% and 79% of our inventories at April 24, 2004 and April
26, 2003, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis.

        Excess of FIFO over
the LIFO basis includes $12.1 million and $12.4 million at April 24, 2004 and April 26,
2003, respectively,
for inventory written-up to fair value for acquisitions that occurred in fiscal 2000. This purchase accounting adjustment reduces earnings in periods that the related inventory is sold.

Property, Plant and
Equipment

        Items
capitalized, including significant betterments to existing facilities, are recorded at cost. All maintenance and repair costs are expensed when incurred. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.

Goodwill and Trade Names

        In
fiscal 2002 and prior fiscal years, goodwill and trade names were amortized on a straight-line basis over
30 years from the date of acquisition. As of the beginning of fiscal 2003, we adopted SFAS
No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization of our goodwill and trade names.  Under this accounting standard, our goodwill and trade names are required to be reviewed at least annually for impairment.
See Note 2 for additional information on our goodwill and trade names and the effect of adopting and applying SFAS No. 142.

Investments

        Trading
securities are recorded at fair value with unrealized gains and losses included in income.
Available-for-sale securities are recorded at fair value with the net unrealized gains and losses reported, net of tax, as a component of other comprehensive income. Realized gains and losses for available-for-sale securities are based on the first-in, first-out method.

Revenue Recognition

        Shipping
terms are FOB shipping point and revenue is recognized upon shipment of product. For product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers.  We import certain products from foreign ports directly to our domestic customers.  Consequently, in this case revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. customs.

        Other
incentives offered to customers include cash discounts, advertising agreements and other sales incentive programs. Cash discounts are recorded as a reduction of revenues when the revenue is recognized.  Other sales incentives are recorded at the time of sale as a reduction to revenue.
Our advertising agreements give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

Research and Development
Costs

        Research
and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $15.2 million, $16.4 million and $18.7 million for the fiscal years ended April 24, 2004, April 26, 2003, and April 27, 2002, respectively.

Advertising Expenses

        Production
costs of commercials and programming and costs of other advertising, promotion and marketing programs are charged to income in the period incurred. Cooperative advertising agreements exist with some customers to reimburse them for actual advertising expenses. The reimbursements are recorded as advertising expense when the customer substantiates the advertising.
Advertising expense was $46.4 million, $43.1 million and $40.1 million for the fiscal years ended April 24, 2004, April 26, 2003 and April 27, 2002, respectively.

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

Foreign Currency
Translation

        The
functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity in other comprehensive income.

Financial Instruments and
Hedging

        We had derivative instruments consisting of interest rate swap agreements that were used
to fix the interest rate on a portion of the variable interest rate borrowings on our revolving credit facility. These agreements, which matched the terms of the credit facility, were designated and accounted for as cash flow hedges.  These interest rate swap agreements expired in December 2003.  The effect of marking these contracts to fair value was recorded as a component of shareholders’ equity in other comprehensive income.

        We
also enter into forward foreign currency exchange contracts to limit our exposure from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business and, accordingly, are not speculative in nature. These contracts are designed to match our currency needs and are therefore designated and accounted for as cash flow hedges.

Accounting for
Stock-Based Compensation

We account for our
stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, "Accounting for Stock
Issued to Employees," and related interpretations.  We adopted the disclosure-only provisions of SFAS No. 123,
“Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based
Compensation—Transition and Disclosure.”  Assuming that
we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma net income and net income per share would have been as follows (for the fiscal years ended):

     (Amounts in thousands,
except per share data)
4/24/04
4/26/03
4/27/02

Net income *

$

2,528

$

96,098

$
61,751

Fair value of stock plan

(2,375
)

(2,132
)

(2,010
)

     Proforma
net income *

$

153

$

93,966

$
59,741

Proforma basic net income

per share *

$

--

$

1.65

$
0.98

Proforma diluted net income

per share *

$

--

$

1.64

$
0.98

                                                                    *Before
cumulative effect of accounting change

Reclassification

        Certain
prior year information has been reclassified to be comparable to the current year presentation.

Note 2: Goodwill and
Other Intangible Assets

        Effective
April 28, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”
SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142 and, therefore, not subject to amortization beginning in fiscal 2003.

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

        Using
these procedures, we determined that, as of April 28, 2002, the carrying value of trade names exceeded their fair value creating an impairment loss of $48.3 million, all of which was attributable to the Casegoods segment, and the carrying value of goodwill exceeded its fair value creating an impairment loss of $29.4 million. Of the pre-tax impairment loss for goodwill, $17.1 million was attributable to the Upholstery segment and $12.3 million was attributable to the Casegoods segment. The after-tax effect of $59.8 million for these impairment losses was included in the cumulative effect of accounting change in our fiscal 2003 consolidated statement of operations.

In the fourth quarter of fiscal 2003, we reevaluated the trade names and goodwill for impairment by comparing the fair values to the carrying values and determined that there was no additional impairment.

        In the fourth
quarter of fiscal 2004, the annual evaluation of goodwill and trade names was performed.  Following the evaluation procedures it was determined that the carrying value of trade names exceeded their fair value, creating an impairment loss of $43.2 million, and the carrying value of goodwill exceeded its fair value creating an impairment loss of $28.7 million.  The after-tax effect of the impairment was $55.9 million. The before-tax effect of $71.9 million for these impairment losses was
recorded as a component of operating income.   Of the
total impairment losses, $11.3 million and $60.6 million were attributed to the Upholstery and the Casegoods segments, respectively.  One operating unit accounted for the write-down in the Upholstery Group.  Recently, this operating unit has experienced a decline in sales and operating income, which caused a decline in the fair value of its intangibles.  Casegoods Group sales and operating results have been declining in the last few years.  Due to continued lagging operating results and changes in facts relating to underlying assumptions, the fair value evaluation was lower in the fiscal 2004 fourth quarter than in the prior year
fourth quarter.

Amortization expense for goodwill and trade names was $9.3 million ($7.5 million after tax) in fiscal 2002. Of this $9.3 million, $3.3 million was attributable to the Upholstery segment and $6.0 was attributable to the Casegoods segment.

        The
following table summarizes changes to goodwill and trade names in fiscal 2004 and 2003:

Upholstery Group

Casegoods Group

Other

(Amounts in thousands)
4/24/04

4/26/03

4/24/04

4/26/03

4/24/04

4/26/03

Goodwill

Balance at beginning of year

$
53,177

$
70,265

$
25,630

$
37,979

--

--

Impairment of
goodwill

(3,058
)

(17,062
)

(25,630
)

(12,349
)

--

--

Acquisitions (dispositions)
and consolidation
of VIEs

10,283

(26
)

--

--

$
7,714

--

Balance at end
of year

$
60,402

$
53,177

$
--

$
25,630

$
7,714

--

Trade names

Balance at beginning of year

$
16,945

$
14,255

$
54,199

$
102,490

--

--

Impairment of
trade names

(8,255
)

--

(35,000
)

(48,291
)

--

--

Acquisitions

--

2,690

--

--

--

--

Balance at end
of year

$
8,690

$
16,945

$
19,199

$
54,199

--

--

    Goodwill for our Upholstery
Group increased as a result of our acquisition of several retail stores in the
Baltimore area.  Other goodwill is a result of consolidating VIEs under
FIN 46R.

Note 3: Inventories

(Amounts in thousands)
4/24/04
4/26/03

Raw materials

$
74,162

$78,713

Work in progress

53,860

50,041

Finished goods

138,500

136,037

FIFO inventories

266,522

264,791

Excess of FIFO over LIFO
(15,954
)
(12,254
)

Total inventories
$
250,568

$252,537

Note 4: Property, Plant
and Equipment

(Amounts in thousands)
     Estimated
Useful Lives
4/24/04
4/26/03

Buildings and building fixtures

3-40 yrs.

$

201,804

$
199,177

Machinery and equipment

8-15 yrs.

187,116

183,063

Information systems

3-10 yrs.

48,475

42,527

Land and land improvements

20 yrs.

29,903

30,827

Transportation equipment

5-10 yrs.

17,295

15,961

Other

3-10 yrs.

12,183

9,680

Construction in progress

12,905

10,989

509,681

492,224

Less: accumulated depreciation

296,942

282,813

Property, plant and equipment, net

$

212,739

$
209,411

Note 5: Investments

        Included
in other long-term assets were $13.4 million and $13.0 million at April 24, 2004 and
April 26, 2003, respectively, of available-for-sale marketable securities to fund future obligations of one of our retirement plans. In addition, we had $13.1 million and $9.4 million of trading
securities in other long-term assets as of April 24, 2004 and April 26, 2003, respectively. These investments relate to non-qualified retirement plans which we maintain.  The following is a summary of
current trading and available-for-sale securities at April 24, 2004 and April 26, 2003:

(Amounts in thousands)

Fiscal 2004

     Gross
Unrealized
Gains
     Gross
Unrealized
Losses
     Fair
Value

Trading securities

$

1,461

$
(9
)
$

13,125

Available-for-sale

Equity securities

1,241

(31
)

8,997

Fixed income

42

(44
)

4,183

Other

--

--

256

Total available-for-sale securities

1,283

(75
)

13,436

Total securities

$

2,744

$

(84
)
$

26,561

(Amounts in thousands)

Fiscal 2003

     Gross
Unrealized
Gains
     Gross
Unrealized
Losses
     Fair
Value

Trading securities

$19

$(82
)
$9,363

Available-for-sale

Equity securities
35

(1,070
)
8,401

Fixed income
80

--

4,154

Other
3

--

476

Total available-for-sale securities
118

(1,070
)
13,031

Total securities
$137

$(1,152
)
$22,394

        The
following table summarizes sales of available-for-sale securities (for the fiscal years ended).

(Amounts in thousands)
4/24/04
4/26/03
4/27/02

Proceeds from sales

$
6,638

$5,140

$12,651

Gross realized gains

891

187

161

Gross realized losses
(56
)
(496
)
(2,314
)

        The fair value of
available-for-sale securities by contractual maturity was $0.3 million within one year, $2.3 million within two to five years, $1.1 million within six to ten years and $0.5 million thereafter.

Note 6: Accrued Expenses
and Other Current Liabilities

(Amounts in thousands)
4/24/04
4/26/03

Payroll and other compensation

$
70,651

$73,335

Accrued product warranty

12,948

12,109

Income taxes

16,330

6,965

Other current liabilities

47,531

41,628

Accrued expenses and other

current liabilities
$
147,460

$134,037

Note 7: Debt

(Amounts in thousands)
     Interest
Rate
     Fiscal Year
Maturity
4/24/04
4/26/03

     Revolving
credit facility

1.64
%

2010

$
30,000

$70,000

Industrial revenue bonds
1.3-7.0
%
2005-27

24,006

30,478

Private placement notes
6.47
%
2008

35,000

35,000

4.56
%
2010

36,000

36,000

5.25
%
2013

50,000

50,000

Other debt

0.1-13.25
%

2005-11

10,466

602

Total debt

185,472

222,080

Less: current portion

4,484

981

Long-term debt

$
180,988

$221,099

Weighted avg. interest rate

3.7
%
5.3
%

Fair value of debt

$
187,667

$225,504

        On March 30, 2004,
we entered into a new unsecured $150 million revolving credit facility agreement.
This new facility has an accordion feature, enabling us to expand the facility by $50 million to $200 million with the same terms and conditions, subject to approval by the banks that are a party to the agreement.  This agreement replaced our $300 million unsecured
revolving credit facility, which would have expired on May 12, 2005.   The
agreement has a performance based interest rate
pricing grid ranging from LIBOR plus 0.475% to LIBOR plus 0.800%, determined by
our consolidated debt-to-capital ratio.  The agreement also requires that certain financial covenants
be met. The new revolving credit facility expires on May 1, 2009.  At April 24,
2004, we are in compliance with all of the covenants under this facility.
As of April 24, 2004 we had $120.0 million available for future borrowings under this line of credit.

        On December 19, 2002, we completed a
private placement of $86 million in La-Z-Boy Incorporated unsecured notes with
$36 million of these notes having a maturity of seven years and the remaining
$50 million having a maturity of ten years. The fixed rate on the seven year notes is 4.56% and on the ten year notes is 5.25%. The proceeds from this debt issuance were used to reduce the company’s bank borrowings and for general corporate purposes.

We have short-term borrowing arrangements with several banks that allow us to borrow funds on demand.  Our availability of credit from short-term borrowing lines of credit total $78.7 million, of which we had borrowed $37.2 million at
April 24, 2004.

        Industrial revenue
bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds.

        Maturities of
long-term debt, subsequent to April 24, 2004, are $4.5 million in 2005, $1.0 million in 2006, $4.0 million in 2007, $36.2 million in 2008, $1.5 million in
2009 and $138.3 million thereafter.

        Cash paid for
interest during fiscal years 2004, 2003 and 2002 was $11.6 million, $8.9 million and $10.2 million, respectively.

Note 8: Leases

        We
have operating leases for a manufacturing facility, executive and sales offices, warehouses, showrooms and retail facilities as well as for equipment for manufacturing, transportation and data processing. The operating leases expire at various dates through 2027. Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. We lease additional transportation, data processing and other equipment under capital leases expiring at various dates through 2011.

        The
future minimum lease payments under non-cancellable leases are as follows (for the fiscal years):

(Amounts in thousands)
     Operating
Leases
     Capital
Leases

2005

$
25,296

$
860

2006

22,966

559

2007

19,762

180

2008

17,295

47

2009

16,014

47

2010 and beyond

69,563

82

170,896

1,775

Less: interest
--

96

Total
$
170,896

$1,679

        The information in
the table above includes operating leases of our VIEs of $6.2 million in fiscal
2005, $5.9 million in fiscal 2006, $5.5 million in fiscal 2007, $5.3 million in fiscal 2008, $5.3 million in fiscal 2009 and $14.1 million in fiscal 2010 and beyond.

        Rental
expense and contingent rentals for capital and operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)
4/24/04
4/26/03
4/27/02

Rental expense

$
25,838

$25,444

$20,215

Contingent rentals
$
446

$473

$615

Note 9: Financial
Guarantees and Product Warranties

        Effective
for the third quarter of fiscal 2003, we adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness
of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees.  It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

        Prior
to December 31, 2002, we provided secured and unsecured financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Galleries®
dealers whose stores are not owned by the company. Loan guarantees are generally for real estate mortgages with a guarantee period of not more than five years.  Lease guarantees are generally for real estate leases and have terms lasting up to five years. These loan and lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the loan and lease agreements we have entered into since December 31, 2002, but they are not material to our financial position.

        We
would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amounts of potential future payments under loan guarantees and lease guarantees were $5.7 million and $4.3 million, respectively, as of April 24,
2004. Should a default occur on a collateralized loan, we expect the liquidation of
the collateral would cover substantially all of the
maximum amount of our potential future payments under our guarantee obligation.

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

(Amounts in thousands)
4/24/04
4/26/03

Balance as of the beginning of the year

$
19,066

$23,038

Accruals during the year

15,319

13,460

Adjustments during the year

--

(3,728
)

Settlements during the year

(14,858
)
(13,704
)

Balance as of the end of the year
$
19,527

$19,066

Note 10: Contingencies

        We
have been named as a defendant in various lawsuits arising in the ordinary course of business including being named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and we do not believe that a material additional loss is reasonably possible for legal or environmental matters.

Note 11: Stock Option
Plans

        Our
shareholders have approved an employee incentive stock option plan that provides grants to certain employees to purchase common shares at not less than their fair market value at the date of grant. Granted options become exercisable at 25% per year beginning one year from the date of grant for terms of five or ten years. The plan authorized option grants of up to 7,500,000 common shares.

        Plan
activity is as follows:

     Number of
shares
     Weighted avg.
exercise price

Outstanding at April 28, 2001

2,528,285

$16
.33

Granted
663,885

19
.80

Exercised
(935,735
)
13
.80

Expired or cancelled
(211,500
)
18
.59

Outstanding at April 27, 2002
2,044,935

18
.37

Granted
662,800

22
.59

Exercised
(358,095
)
15
.29

Expired or cancelled
(143,118
)
20
.42

Outstanding at April 26, 2003
2,206,522

20
.01

Granted

734,900

20
.52

Exercised

(342,170
)

17
.30

Expired or cancelled

(149,005
)

20
.94

Outstanding at April 24, 2004

2,450,247

20
.48

Exercisable at April 24, 2004

1,096,467

$
20
.28

     Exercisable at April 26,
2003

835,417

$
19
.12

Exercisable at April 27, 2002

744,202

$
17
.64

Shares available for grants at

April 24, 2004

3,974,860

        Information
regarding currently outstanding and exercisable options is as follows:

     Range of
exercise prices
     Number
outstanding
at April 24,
2004
     Weighted
avg.
exercise
price
     Weighted
avg.
remaining
contractual
life in
years

$9.54 - $13.99

5,015

$
11.25

2.59

$14.41 - $20.44

1,529,743

19.02

4.69

        $22.20 -
$24.69

915,489

22.98

5.38

2,450,247

$
20.48

4.95

Range of exercise prices
     Number
exercisable
at April 24,
2004
     Weighted
avg. exercise
price

$9.54 - $13.99

5,015

$
11.25

$14.41 - $20.44

599,313

17.85

        $22.20 -
$24.69

492,139

23.33

1,096,467

$
20.28

        The
tables above include options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of April 24, 2004, were
52,649 with a weighted average exercise price of $19.30 per share. There are no shares available for future grant under this plan.

        Our
shareholders have also approved two restricted share plans. Under one plan, a committee of the board of directors is authorized to offer for sale up to an aggregate of 750,000 common shares to certain employees. Under a second plan, up to an aggregate of
400,000
common shares are authorized for sale to non-employee directors. Under the restricted share plans, shares are offered at 25% of the fair market value at the date of grant. The plans require that all shares be held in an escrow account for a period of three years in the case of an employee, or until the participant’s service as a director ceases in the case of a non-employee director. In the event of an employee’s or non-employee director’s termination during the escrow period, the shares must be sold back to us at their cost.

        Common shares
aggregating 65,900 and 71,825 were granted and issued during fiscal years 2004 and 2003, respectively, under the employee restricted share plan. Common shares remaining for future grants under this plan amounted to 388,315 at April 24, 2004.

        Common shares
aggregating 21,000 and 9,300 were granted and issued during fiscal years 2004 and 2003, respectively, under the non-employee directors’ restricted share plan.
Common shares remaining for future grants under this plan amounted to 233,800 at April 24, 2004.

        Shareholders
have also approved a performance-based stock plan. This plan authorized awards up to an aggregate of 1,200,000 common shares to key employees. Grants of shares or short-term options to purchase shares are based on achievement of goals over a three-year performance period. At April 24, 2004, target awards were outstanding for which up to approximately 395,000 common shares may be issued through fiscal year 2007 based on the outstanding target awards, depending on the extent to which certain performance objectives are met. The cost of awards is expensed over the performance period. In fiscal year 2004, 94,650 common shares were issued for the three-year period that ended in 2003.
There will be no shares issued in relation to the three-year period ended in fiscal 2004.

        Actual
expense relating to the restricted share plans and the performance-based stock plan was  $0.3 million in fiscal 2004, $3.8 million in fiscal 2003 and $2.4
million in fiscal 2002.   The performance-based metrics that the
performance-based stock plan payouts are based upon were not achieved in the
three year cycle ending in April 2004.   Therefore, in fiscal 2004 expense of $0.8 million was
reversed relating to prior year accruals for the previously anticipated payout on this plan.

        As
permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” we have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting
for Stock Issued to Employees,” and related interpretations.  Refer to
Note 1 for additional information.

        The
fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions (for the fiscal years ended):

4/24/04
4/26/03
4/27/02

Risk free interest rate

3

.1%
3
.0%
4
.4%

Dividend rate

1
.9%
1
.7%
1
.7%

Expected life in years
5
.0
5
.0
5
.0

Stock price volatility

36
.0%
40
.0%
43
.0%

      Note 12:
Retirement/Welfare

        Eligible
salaried employees are covered under a trusteed profit sharing retirement plan.
Discretionary cash contributions to a trust are made annually based on profits. We maintain a Non-Qualified Deferred Compensation (NQDC) plan for eligible highly compensated employees.

        We maintain a
non-qualified defined benefit retirement plan for certain  former salaried employees. Included in other long-term liabilities were plan obligations of $14.0
million and $13.2 million at April 24, 2004 and April 26, 2003, respectively. This plan is excluded from the obligation charts that follow.

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

(Amounts in thousands)
4/24/04
4/26/03
4/27/02

Service cost

$
2,891

$2,559

$2,918

Interest cost

4,440

4,616

4,254

     Expected
return on plan assets

(6,727
)

(3,883
)
(109
)

Net amortization and deferral

1,916

(8
)
(4,260
)

Net periodic pension cost

2,520

3,284

2,803

Profit sharing/NQDC*

10,597

10,615

10,864

401(k)*

5,163

5,601

4,191

Other*

911

795

3,875

Total retirement costs
$
19,191

$20,295

$21,733

        *
Not determined by an actuary.

        The
funded status of the defined benefit pension plans was as follows:

(Amounts in thousands)
4/24/04
4/26/03

Change in benefit obligation

Benefit obligation at beginning of year
$
69,374

$61,953

Service cost

2,891

2,559

Interest cost

4,440

4,616

Amendments and new plans
--

22

Actuarial loss

5,750

3,656

Benefits paid

(3,136
)
(3,432
)

Benefit obligation at year end

79,319

69,374

Change in plan assets

        Fair
value of plan assets at beginning of year

68,513

59,807

Actual return on plan assets

16,448

(3,600
)

Employer contribution

280

15,738

Benefits paid

(3,136
)
(3,432
)

Fair value of plan assets at year end

82,105

68,513

Funded (underfunded) status

2,786

(861
)

Unrecognized actuarial loss

14,798

20,298

Unamortized prior service cost

521

643

       Unrecognized
transition obligation

(313
)
--

Prepaid benefit cost
$
17,792

$20,080

Accumulated benefit obligation
$
77,289

$
67,467

The weighted average actuarial assumptions were as follows
(for the fiscal years ended):

4/24/04
4/26/03
4/27/02

Discount rate used to determine benefit obligations

6
.0%
6
.5%
7
.2%

Discount rate used to determine net benefit cost
6
.5%
7
.2%
7
.2%

Long-term rate of return
8
.0%
8
.0%
8
.0%

        Our long-term
stated investment objective is to maximize the investment return with the least amount of risk through a combination of capital appreciation and income. The strategic asset allocation targets are 65% equities and 35% fixed income within a range of 5%. As of the end of fiscal 2004, the plans were in an over-funded state.  In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.
We do not expect to make any contributions to the defined benefit plans in fiscal year 2005.

The weighted average asset allocations at year end were as follows:

     4/24/04

     4/26/03

Equity securities
65%
65%

Debt securities
35%
35%

100%
100%

Note 13: Restructuring

During the first quarter of fiscal 2004, we announced the closing of three of our Casegoods Group manufacturing facilities. This action was the result of underutilization of certain manufacturing facilities as we transition to more foreign-sourced products in order to be competitive with imported furniture. The closure of these facilities resulted in the elimination of 480 jobs. Approximately 75 jobs were created at other facilities resulting from the closures.  During fiscal 2004, pre-tax restructuring charges related to the restructuring were $10.4 million, covering the write-down of certain fixed assets and inventories, lease costs and severance related costs, which were recorded in cost of sales. We expect to dispose of two manufacturing plants by sale and the related write-down has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our third plant was leased and the lease expired in our fourth quarter of
fiscal 2004. The plants have  ceased operations during the year, leaving
16 employees remaining at these facilities.  The remaining liability will be paid out in fiscal 2005.

        In
fiscal year 2002, we recorded restructuring charges of $22.2 million. The $22.2 million, which was recorded in cost of sales, was the result of closing down four manufacturing facilities and converting three others to warehousing, subassembly and import service operations. Of the $22.2 million, $3.7 million was attributable to the Upholstery segment and $18.5 million was attributable to the Casegoods segment. The total restructuring charges were comprised of $13.2 million in the second quarter and $9.0 million in the fourth quarter of fiscal
2002.  As of April 24, 2004, substantially all of the 1,132 employees expected to be terminated as a result of the fiscal 2002 plans are no longer employed by the company. The remaining liability will be paid out in fiscal 2005.

We have $9.7 million of assets held for
sale included in other long-term assets on our consolidated balance sheet as of
April 24, 2004, primarily, as a result of the above restructurings.  This includes $8.1 million of buildings and $1.6 million of equipment.  All of these assets have been written down to their fair value and are currently being marketed.

        Restructuring
liabilities along with charges to expense, cash payments or asset write-downs were as follows:

Fiscal 2004

(Amounts in thousands)
     4/26/03
Balance
     Charges to
Expense
     Cash
Payment
or Asset
Write-down
     4/24/04
Balance

Fixed asset write-downs

$--

$
4,256

$
(4,256
)
$
--

Severance and benefit related costs
313

1,389

(1,373
)

329

Inventory write-downs
--

1,729

(1,729
)
--

Other
543

3,067

(3,436
)

174

Total
$856

$
10,441

$
(10,794
)
$
503

Fiscal 2003

(Amounts in thousands)
     4/27/02
Balance
     Charges to
Expense
     Cash
Payment
or Asset
Write-down
     4/26/03
Balance

Fixed asset write-downs

$--

$--

$--

$--

Severance and benefit related costs
1,500

1,070

(2,257
)
313

Inventory write-downs
--

--

--

--

Other
3,100

--

(2,557
)
543

Total
$4,600

$1,070

($4,814
)
$856

        The
above fiscal  2003 table includes additional charges relating to health insurance and workers’ compensation for plants previously shut down.

Note 14:

Divestiture

        On
November 30, 2001, we sold the operations of our Pilliod Furniture unit. We acquired
Pilliod, which produced promotionally priced bedroom and occasional furniture at its manufacturing facility in Nichols, S.C., as part of our acquisition of LADD Furniture,
Inc., in fiscal 2000. The product line produced by Pilliod did not strategically align with our other product lines. The transaction generated a pre-tax loss of $11.7 million. A tax benefit of $11.8 million was also generated, resulting in a small net gain with no earnings per share effect.  Pilliod’s sales and net losses - included in our consolidated statement of operations - were $24.2 million and $1.1 million, respectively, for the fiscal year ended April 27, 2002.

Note 15: Income Taxes

        The
primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)
4/24/04
4/26/03

Current

Allowance for doubtful accounts
$
13,375

$13,288

Warranty

8,022

7,821

Workers' compensation

3,112

3,052

Deferred and other compensation

6,582

7,665

Inventory
(3,548
)
(5,120
)

State income tax

2,036

1,325

Restructuring

5,848

3,979

Consolidation of variable interest entities*

5,101

--

Other

(2,559
)
5,724

Total current deferred tax assets

37,969

37,734

Noncurrent

Trade names**
(8,545
)
(24,711
)

Property, plant and equipment

(15,238
)
(14,758
)

Pension

(7,269
)
(3,452
)

Other

10,833

5,993

Total noncurrent deferred tax

liabilities
(20,219
)
(36,928
)

            Net
deferred tax asset
$
17,750

$806

        * The consolidation of VIEs increased deferred taxes by $5.1 million in fiscal 2004.
        **Deferred
tax liabilities of $16.0 million and $17.9 million were eliminated in connection with the write-down of trade names for fiscal 2004 and fiscal 2003, respectively.

        Our
effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of pre-tax income)
4/24/04
4/26/03
4/27/02

Statutory tax rate

35.0
%
35.0
%
35.0
%

     Increase (reduction) in income
taxes resulting from:

State income taxes net of

federal benefit

8.0

3.0

3.2

        Goodwill
impairment

45.1

--

1.8

        Dividend
from foreign subsidiary

1.4

--

--

Non-deductible meals and entertainment

2.3

0.3

0.5

        ESOP
benefit

(1.8
)

(0.3
)
--

Worthless stock deduction
--

--

(8.4
)

Miscellaneous items

(1.3
)

--

(1.5
)

Effective tax rate

88.7
%
38.0
%
30.6
%

        As
a result of the sale of the operations of Pilliod Furniture during fiscal year 2002, we recognized a substantial “worthless stock” deduction. This deduction is attributable to the difference between the tax basis in the stock of Pilliod and its underlying assets and resulted in a net reduction of federal and state income tax of $7.5 million.

        During
fiscal 2004, we repatriated earnings of a Canadian subsidiary. The related income tax expense was mostly offset by available tax credits.

        Income
tax expense is comprised of the following (for the fiscal years ended):

(Amounts in thousands)
4/24/04
4/26/03
4/27/02

Federal -current

$
29,316

$46,678

$29,730

-deferred
(12,291
)
5,087

(7,081
)

State -current

3,719

6,420

4,870

-deferred
(984
)
714

(334
)

Total income tax expense
$
19,760

$58,899

$27,185

        Cash
paid for taxes during the fiscal years ended April 24, 2004, April 26, 2003 and April 27,
2002, was $30.0 million, $60.9 million and $24.0 million, respectively.

Note 16: Earnings Per
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
Outstanding share information is as follows (for the fiscal years ended):

(Amounts in thousands)
4/24/04
4/26/03
4/27/02

Weighted average common shares

outstanding (basic)
53,508

57,120

60,739

Effect of options
171

315

386

Weighted average common shares

outstanding (diluted)
53,679

57,435

61,125

        The
weighted average common shares outstanding for diluted earnings per share calculation at
April 24, 2004, excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the  price of our stock at the end of each fiscal year.  These options are excluded due to their antidilutive effect.

Note 17: Segments

        Our
reportable operating segments are the Upholstery Group segment and the Casegoods Group segment.

        The
Upholstery Group is comprised of operating units that primarily manufacture and sell to dealers, furniture which is mostly or fully covered with fabric, leather or vinyl.
Upholstered furniture includes products that function as seating for the home and commercial markets such as reclining and nonreclining chairs, motion and stationary sofas, loveseats, chaises and ottomans. The operating units included in the Upholstery
Group are Bauhaus, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract, La-Z-Boy UK
and Sam Moore. HickoryMark is included through the cessation of its operations in October
2002.

        The
Casegoods Group is comprised of operating units that primarily manufacture or sell to dealers, products that function as storage, display or table units for the home and commercial markets such as dining room furniture, bedroom suites, occasional tables, chests, desks, wall units and accent pieces along with certain coordinating upholstery. These products are mostly made of hardwood or hardwood veneers. The operating units included in the Casegoods Group are
American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.
Pilliod Furniture is included in the segment information provided through its sale date of
November 30, 2001.

        Our
largest customer represents less than 2.7% of each of our segments’ sales.

        The accounting
policies of the operating segments are the same as those described in Note 1. Segment operating income is based on profit or loss from operations before interest expense, other income and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and trade names.
Our unallocated assets include deferred income taxes, corporate assets (including cash and equivalents), VIEs and various other assets.

        Information
used to evaluate segments is as follows (for the fiscal years ended):

     (Amounts in thousands)

     4/24/04

     4/26/03

     4/27/02

Sales

Upholstery Group
$
1,547,603

$1,589,778

$1,543,756

Casegoods Group

456,090

526,168

611,268

Eliminations
(4,817
)
(4,116
)
(1,072
)

Consolidated

1,998,876

2,111,830

2,153,952

     Operating income
(loss)

Upholstery Group

119,020

154,617

130,602

Casegoods Group

(68,079
)

32,110

(10,572
)

       Corporate and
other

(21,805
)

(23,853
)

(23,330
)

Consolidated

29,136

162,874

96,700

Depreciation and amortization

Upholstery Group

18,514

19,115

20,655

Casegoods Group

8,968

9,981

12,560

Corporate and other

1,630

1,599

10,773

Consolidated

29,112

30,695

43,988

Capital expenditures

Upholstery Group

22,488

22,871

21,997

Casegoods Group

3,617

6,976

9,206

Corporate and other

5,488

2,974

1,763

Consolidated

31,593

32,821

32,966

Assets

Upholstery Group

624,316

617,225

617,093

Casegoods Group

247,816

351,387

397,277

Unallocated assets

175,364

154,454

147,457

Consolidated
$
1,047,496

$1,123,066

$1,161,827

Sales by country

United States

93
%
93
%
95
%

Canada and other

7
%
7
%
5
%

100
%
100
%
100
%

Note 18: Share Repurchases

        We
are authorized to repurchase common stock under the repurchase program approved by our Board of Directors.  At April 24, 2004, approximately
6.8 million additional shares could be repurchased pursuant to the repurchase program. Our repurchases were as follows (for the fiscal years ended):

(Amounts in thousands)
4/24/04
4/26/03
4/27/02

Shares repurchased

3,379

5,491

1,750

Cash used for repurchases
$72,509

$130,287

$40,198

Note 19: Related Parties

        The
Chairman of our Board of Directors is a member of the Board of Directors of Culp, Inc. and chairs its compensation committee. Culp provided 24.6% of the total fabric purchased by us during the fiscal year. The purchases from Culp were at prices comparable to other vendors and under similar terms. Our Chairman has no involvement in our selection or purchase processes related to fabrics.

Note 20: Variable Interest Entities

 Financial
Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable
Interest Entities" ("FIN 46"), which was issued in December 2003, requires the
"primary beneficiary" of a variable interest entity ("VIE") to include the VIE's assets, liabilities and operating results in its consolidated financial statements.
In general, a
VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i)
has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or
(iii) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

 La-Z-Boy Furniture Galleries® stores that are not owned by us are owned by over
120 independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased through approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.
Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support, however, there are certain independent dealers that we have determined do not have sufficient equity. Based on the new criteria for consolidation of VIEs, we
have determined that several
dealers are VIEs of which, under FIN 46, we are deemed the primary beneficiary of those dealers and accordingly have included them in our consolidated financial statements as of April 24, 2004.  Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.
Our interest in these dealers is comprised of accounts and notes receivable of
$15.0 million.

In prior years, we have evaluated the collectiblility of our trade accounts receivable from our independent dealers and we have provided an
appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees.  The table below shows the impact of this new standard on our consolidated
balance sheet.   The changes reflected
in the table include the elimination of related payables and receivables as well as the profit in inventory.  The shareholders’
equity change reflects the cumulative effect of the accounting change.  The cumulative effect charge has been reduced by the allowance for doubtful accounts related to the consolidated dealers.

 The following table summarizes the balance sheet effect of consolidating the VIEs that we are the primary beneficiary of as of April 24, 2004:

(Amounts in thousands)
VIEs
Consolidated

Assets

Cash and cash equivalents
$
3,944

$
33,882

        Accounts receivable,
net

(21,826
)*

299,801

Inventories, net

12,721

250,568

Deferred income taxes

5,101

37,969

        Other
current assets

1,951

31,454

        Total
current assets

1,891

653,674

Property, plant and equipment, net

7,264

212,739

Intangibles

7,714

96,005

        Other
long-term assets

(12,484
)*

85,078

Total assets
$
4,385

$
1,047,496

Liabilities and shareholders' equity

Short-term borrowings
$
--

$
37,219

        Current
portion of long-term debt and capital leases

255

5,344

Accounts payable

758

93,298

        Other
current liabilities

4,190

147,460

             Total
current liabilities

5,203

283,321

Long-term debt and capital leases

7,211

181,807

             Deferred
income taxes

--

20,219

             Other
long-term liabilities

295

39,821

             Shareholders' equity
(deficit)

(8,324
)

522,328

     Total liabilities and
shareholders' equity
$
4,385

$
1,047,496

*Reflects the elimination of intercompany accounts and notes receivable.

Report of Management
Responsibilities

        The
management of La-Z-Boy Incorporated is responsible for the preparation, integrity and objectivity of the financial statements and the other  information in this report.

        Management
is further responsible for establishing and maintaining a system of internal controls as a critical requirement for the operational and financial integrity of results. The system of internal controls is reviewed, evaluated and revised as necessary in light of the results based on constant management oversight, internal and independent audits, changes in business and other conditions. Management believes that the system of internal controls and disclosure procedures, taken as a whole, provides reasonable assurance that (i)
financial records are adequate and can be relied upon to allow the preparation of financial statements in conformity with accounting principles generally accepted in the
United States of America; (ii) all disclosures, financial and non-financial, are appropriately made and; (iii) access to assets occurs only in accordance with management’s authorizations. We comply with applicable changes in the regulatory environment, including the certification of our financial statements.

        The
Audit Committee of the Board of Directors, which is composed of directors who are not employees of the company, meets regularly with management, internal auditors and the independent auditors to review accounting, auditing and financial matters, including the disclosure of critical accounting estimates and policies. The independent auditors and internal auditors have full and free access to the Audit Committee to discuss their audit work, the company’s internal controls and financial reporting matters.

        The
financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board, which included consideration of the company’s internal control structure. Their audit report follows.

Kurt L. Darrow

President and Chief
Executive Officer

David M. Risley

Senior VP and Chief Financial
Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in shareholders’ equity, including pages 28 through
44, present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 24, 2004 and April 26,
2003 and the results of their operations and
their cash flows for each of the three fiscal years in the period ended April
24, 2004 in conformity with accounting
principles generally accepted in the United States of America.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the
consolidated financial statements, on April 24, 2004, the company adopted
Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of
Variable Interest Entities."  As discussed in
Notes 1 and 2 to the consolidated financial statements, the company changed its method of accounting for goodwill and trade names effective April 28, 2002.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
May 25,
2004

Consolidated Six-Year
Summary of Selected Financial Data

     (Dollar amounts in thousands,

     Fiscal year ended
except per share data)
     4/24/04
(52 weeks)
     4/26/03
(52 weeks)
     4/27/02
(52 weeks)
     4/28/01
(52 weeks)
     4/29/00
(53 weeks)
     4/24/99
(52 weeks)

Sales

$1,998,876

$2,111,830

$2,153,952

$2,248,491

$1,778,225

$1,339,016

Cost of sales

1,555,837

1,617,261

1,691,657

1,794,474

1,383,428

1,027,154

Gross profit

443,039

494,569

462,295

454,017

394,797

311,862

Selling, general and administrative

341,960

331,695

353,906

333,223

251,949

205,103

Write-down of intangibles
71,943

--

--

--

--

--

Loss on divestiture
--

--

11,689

--

--

--

Operating income
29,136

162,874

96,700

120,794

142,848

106,759

Interest expense
11,253

10,510

10,063

17,960

9,655

4,440

Other income, net

4,405

2,633

2,299

9,210

7,120

4,919

Pre-tax income
22,288

154,997

88,936

112,044

140,313

107,238

Income tax expense
19,760

58,899

27,185

43,708

52,699

41,096

Income before cumulative effect of accounting change
2,528

96,098

61,751

68,336

87,614

66,142

Cumulative effect of accounting change

         (net of tax of $5,101
for fiscal 2004 and $17,920 for fiscal 2003 )

(8,324
)
(59,782
)
--

--

--

--

          Net income
(loss)
$
(5,796
)
$36,316

$61,751

$68,336

$87,614

$66,142

Diluted weighted average shares

outstanding
53,679

57,435

61,125

60,692

54,860

53,148

     Diluted net income

per share before

cumulative effect of accounting change
$0.05

$1.67

$1.01

$1.13

$1.60

$1.24

     Diluted
net income (loss) per share
$
(0.11
)
$0.63

$1.01

$1.13

$1.60

$1.24

Dividends declared per share
$0.40

$0.40

$0.36

$0.35

$0.32

$0.31

     Book value
on year-end shares outstanding
$
10.04

$11.08

$11.90

$11.49

$10.81

$7.93

     Return on
average shareholders' equity*

0.4
%
14.5
%
8.8
%
10.1
%
16.3
%
16.5
%

Gross profit as a percent of sales

22.2
%
23.4
%
21.5
%
20.2
%
22.2
%
23.3
%

Operating profit as a percent of sales

1.5
%
7.7
%
4.5
%
5.4
%
8.0
%
8.0
%

Income tax expense as a percent of

pre-tax income

88.7
%
38.0
%
30.6
%
39.0
%
37.6
%
38.3
%

     Return on
sales*

0.1
%
4.6
%
2.9
%
3.0
%
4.9
%
4.9
%

Depreciation and amortization

$
29,112

$30,695

$43,988

$45,697

$30,342

$22,081

Capital expenditures
$
31,593

$32,821

$32,966

$37,416

$37,968

$25,316

Property, plant and equipment, net
$
212,739

$209,411

$205,463

$230,341

$227,883

$125,989

Working capital

$
370,353

$464,907

$445,850

$458,861

$455,363

$293,160

Current ratio

2.3 to 1

3.2 to 1

3.0 to 1

2.8 to 1

2.9 to 1

3.2 to 1

Total assets
$
1,047,496

$1,123,066

$1,161,827

$1,225,797

$1,220,895

$630,994

Total debt

$
224,370

$223,990

$141,662

$215,644

$249,670

$65,473

Shareholders' equity
$
522,328

$609,939

$713,522

$695,146

$663,092

$414,915

Ratio of total debt-to-equity

43.0
%
36.7
%
19.9
%
31.0
%
37.7
%
15.8
%

Ratio of total debt-to-capital

30.0
%
26.9
%
16.6
%
23.7
%
27.4
%
13.6
%

Shareholders

28,500

29,100

33,000

23,600

22,300

16,300

Employees

16,125

16,970

17,850

20,400

21,600

12,800

* Based on income before the
cumulative effect of accounting change.

Some prior year information has been
reclassified in order to be comparable to current year information.

Unaudited Quarterly
Financial Information

     (Amounts in thousands, except per share data)
Quarter ended
7/26/03
10/25/03
1/24/04
4/24/04

Sales

$451,472

$511,018

$492,167

$
544,219

Cost of sales
358,754

396,233

384,109

416,741

Gross profit
92,718

114,785

108,058

127,478

Selling, general and administrative
81,419

87,727

82,018

90,796

     Write-down of
intangibles
--

--

--

71,943

          Operating income
(loss)
11,299

27,058

26,040

(35,261
)

Interest expense
3,213

3,026

2,697

2,317

Other income, net
1,272

448

1,301

1,384

          Pre-tax income
(loss)
9,358

24,480

24,644

(36,194
)

     Income tax expense
(benefit)
3,555

9,303

9,365

(2,463
)

          Income
(loss) before cumulative effect of

accounting change
5,803

15,177

15,279

(33,731
)

Cumulative effect of accounting change

(net of tax of $5,101)
--

--

--

(8,324
)

Net income (loss)
$5,803

$15,177

$15,279

$
(42,055
)

Diluted average shares outstanding
54,916

54,339

52,931

52,318

     Diluted net income
(loss) per share before

cumulative effect of accounting change
$0.11

$0.28

$0.29

$
(0.64
)

Cumulative effect of accounting change

per share
--

--

--

(0.16
)

Diluted net income (loss) per share*
$0.11

$0.28

$0.29

$
(0.80
)

*
Due to the repurchase of common shares throughout the fiscal year, quarterly earnings per share will not sum to the annual earnings per share calculation.

Unaudited Quarterly
Financial Information

     (Amounts in thousands, except per share data)
Quarter ended
7/27/02
10/26/02
1/25/03
4/26/03

Sales

$497,375

$563,587

$510,539

$540,329

Cost of sales
382,552

429,161

392,247

413,301

Gross profit
114,823

134,426

118,292

127,028

Selling, general and administrative
81,936

87,190

78,731

83,838

Operating income
32,887

47,236

39,561

43,190

Interest expense
2,027

2,153

2,948

3,382

Other income, net
116

1,394

435

688

Pre-tax income
30,976

46,477

37,048

40,496

Income tax expense
11,848

17,777

13,887

15,387

Income before cumulative effect of

accounting change
19,128

28,700

23,161

25,109

Cumulative effect of accounting change

(net of tax of $17,920)
(59,782
)
--

--

--

Net income (loss)
($ 40,654
)
$28,700

$23,161

$25,109

Diluted average shares outstanding
59,667

57,760

56,765

55,601

Diluted net income per share before

cumulative effect of accounting change
$0.32

$0.50

$0.41

$0.45

Cumulative effect of accounting change

per share
(1.00
)
--

--

--

Diluted net income (loss) per share*
$(0.68
)
$0.50

$0.41

$0.45

 *
Due to the repurchase of common shares throughout the fiscal year, quarterly earnings per share will not sum to the annual earnings per share calculation.

Dividend and Market
Information

Market Price

Market Price

     Fiscal
2004
     Quarter
Ended
     Dividends
Paid
High
Low
Close
     Fiscal
2003
     Quarter
Ended
     Dividends
Paid
High
Low
Close

July 26

$0.10

$23.88

$18.25

$21.45

July 27

$0.10

$30.25

$19.95

$21.75

Oct. 25
0.10

24.75

18.95

19.35

Oct. 26
0.10

27.10

20.03

24.52

Jan. 24
0.10

23.58

18.81

23.46

Jan. 25
0.10

26.00

19.90

20.50

April 24
0.10

$
23.52

$20.86

$21.85

April 26
0.10

$21.00

$16.20

$18.07

$0.40

$0.40

Market Price

P/E ratio

     Fiscal
Year
     Dividends
Paid
     Dividend
Yield
     Dividend
Payout Ratio
High
Low
Close
     Fiscal Year
End
Market Value
(in Millions)
High
Low

2004

$0.40

1.9
%

800.0
%*
$24.75

$18.25

$
21.85

$
1,137

495
*

365
*

2003
0.40

1.7
%
24.0
%
30.25

16.20

18.07

994

18

10

2002
0.36

1.7
%
35.6
%
30.94

14.70

30.20

1,811

31

15

2001
0.35

2.2
%
31.0
%
18.50

13.44

18.02

1,090

16

12

2000
0.32

1.7
%
19.9
%
24.44

13.69

15.69

962

15

10

1999
$0.31

1.7
%
24.8
%
$22.50

$15.25

$19.00

$994

18

12

*Fiscal 2004 includes
a $55.9 million after tax
write-down of intangibles, which increases the dividend payout ratio by 736.3 percentage points, the high P/E ratio by 472 and the low
P/E ratio by 348.

La-Z-Boy
Incorporated common shares are traded on the NYSE and PCX (symbol LZB).

2004 and 2003 ratios are based on income before the cumulative effect of accounting change.

EXHIBIT (21)

LA-Z-BOY INCORPORATED
LIST OF SUBSIDIARIES

Subsidiary
Jurisdiction of Incorporation

Alexvale Furniture, Inc.

North Carolina

American Furniture Company, Incorporated
Virginia

Buahaus U.S.A., Inc.
Mississippi

Centurion Furniture plc (d/b/a La-Z-Boy UK)
United Kingdom

Clayton-Marcus Company, Inc.
North Carolina

England, Inc.
Michigan

Kincaid Furniture Company, Incorporated
Delaware

La-Z-Boy Canada Limited
Ontario, Canada

La-Z-Boy Europe B.V. (50%)
The Netherlands

La-Z-Boy Export Ltd.
Barbados

La-Z-Boy Germany GmbH
Germany

La-Z-Boy Global Limited (f/k/a LZB Florida Realty, Inc.)
Michigan

La-Z-Boy Greensboro, Inc. (f/k/a LADD Furniture, Inc.)
North Carolina

La-Z-Boy Import Sourcing, Inc. (f/k/a La-Z-Boy Global Ltd.)
Michigan

La-Z-Boy Logistics, Inc.
Michigan

La-Z-Boy (Thailand) Ltd. (51%)
Thailand

LADD Contract Sales Corporation
North Carolina

LADD International Sales Corporation
Barbados

LADD Transportation, Inc. (d/b/a La-Z-Boy Transportation)
North Carolina

LFI Capital Management, Inc.
Delaware

LZB Carolina Properties, Inc.
Michigan

LZB Finance, Inc.
Michigan

LZB Furniture Galleries of Boston, Inc.
Michigan

LZB Furniture Galleries of Kansas City, Inc.
Michigan

LZB Furniture Galleries of Paramus, Inc.
Michigan

LZB Furniture Galleries of Rochester, Inc
Michigan

LZB Furniture Galleries of St. Louis, Inc.
Michigan

LZB Furniture Galleries of Washington D.C., Inc.
Michigan

LZB Properties, Inc.
Michigan

LZB Retail, Inc.
Michigan

Montgomeryville Home Furnishings, Inc.
Pennsylvania

Pennsylvania House, Inc.
North Carolina

Redd Level, Ltd.
Delaware

Sam Moore Furniture Industries, Inc.
Virginia

All other subsidiaries, when
considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary and therefore have been omitted from this exhibit.

EXHIBIT (23)

CONSENT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the
incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-8996,
33-8997, 333-34155, 333-34157, 333-03097, 033-54743, and 333-95651) of La-Z-Boy
Incorporated of our report dated May 25, 2004 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated May
25, 2004 relating to the financial statement schedule, which appears in this Form 10-K.

/s/PricewaterhouseCoopers
LLP

Toledo, Ohio

June 11, 2004

Exhibit 31.1

CERTIFICATIONS
OF CHIEF EXECUTIVE OFFICER PER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Kurt L. Darrow, certify
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

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report)
that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying
 officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)     All significant deficiencies
 and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not
 material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

     Date: June
     14, 2004

     /s/ Kurt L. Darrow

Kurt L. Darrow
Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS
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

(d)     Disclosed in this report
 any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;
and

5.     The registrant’s other certifying
 officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)     All significant deficiencies
 and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)     Any fraud, whether or not
 material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

     Date: June
     14, 2004

     /s/ David M. Risley

David M. Risley
Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF
EXECUTIVE OFFICER*

Pursuant to 18 U.S.C. section 1350,
each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Annual Report on Form
10-K for the period ended April 24, 2004 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of
1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow

Kurt L. Darrow

President and Chief
Executive Officer
June 14, 2004

/s/ David M. Risley

David M. Risley

Senior Vice President and
Chief Financial Officer
June 14, 2004

*The foregoing certification is being
furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the
Report or as a separate disclosure document.