Form 10-Q
period 2004-07-24
LA-Z-BOY INC
filed 2004-08-09
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED July 24, 2004 COMMISSION FILE NUMBER 1-9656

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

                                                      Yes   X                                                       No

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the last practicable date:

                       Class                                                                         Outstanding at July 24, 2004
Common Shares, $1.00 par value                                                                 52,002,781

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2005

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	First Quarter Ended
			% Over	Percent of Sales
	7/24/04	7/26/03	(Under)	7/24/04	7/26/03
Sales	$466,371	$451,472	3.3%	100.0%	100.0%

Cost of sales
Cost of goods sold	360,149	352,481	2.2%	77.3%	78.1%
Restructuring	10,400	6,273	65.8%	2.2%	1.4%

Total cost of sales	370,549	358,754	3.3%	79.5%	79.5%

Gross profit	95,822	92,718	3.3%	20.5%	20.5%
Selling, general and administrative	99,665	81,419	22.4%	21.3%	18.0%

Operating income (loss)	(3,843)	11,299	-134.0%	-0.8%	2.5%
Interest expense	2,209	3,213	-31.2%	0.5%	0.7%
Other income, net	370	1,272	-70.9%	0.1%	0.3%

Pre-tax income (loss)	(5,682)	9,358	-160.7%	-1.2%	2.1%
Income tax expense (benefit)	(2,159)	3,555	-160.7%	38.0%*	38.0%*

Net income (loss)	$(3,523)	$5,803	-160.7%	-0.8%	1.3%

Basic average shares	51,967	54,729

Basic net income (loss) per share	$(0.07)	$0.11

Diluted average shares	51,967	54,916

Diluted net income (loss) per share	$(0.07)	$0.11

Dividends paid per share	$0.11	$0.10

*As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	7/24/04	7/26/03	Dollars	Percent	4/24/04
Current assets
Cash and equivalents	$28,965	$28,422	$543	1.9%	$33,882
Receivables, net	250,081	297,341	(47,260)	-15.9%	299,801
Inventories, net	275,852	242,018	33,834	14.0%	250,568
Deferred income taxes	42,707	37,709	4,998	13.3%	37,969
Other current assets	27,316	17,282	10,034	58.1%	31,454

Total current assets	624,921	622,772	2,149	0.3%	653,674
Property, plant and equipment, net	206,622	205,392	1,230	0.6%	212,739
Goodwill	68,116	78,807	(10,691)	-13.6%	68,116
Trade names	27,889	71,144	(43,255)	-60.8%	27,889
Other long-term assets	83,651	80,055	3,596	4.5%	85,078

Total assets	$1,011,199	$1,058,170	$(46,971)	-4.4%	$1,047,496

Current liabilities
Short-term borrowings	$6,000	$290	$5,710	N/M	$37,219
Current portion of long-term
debt and capital leases	1,864	992	872	87.9%	5,344
Accounts payable	85,186	48,011	37,175	77.4%	93,298
Accrued expenses and other
current liabilities	113,317	106,734	6,583	6.2%	147,460

Total current liabilities	206,367	156,027	50,340	32.3%	283,321
Long-term debt	231,620	221,611	10,009	4.5%	180,988
Capital leases	1,213	1,151	62	5.4%	819
Deferred income taxes	20,030	37,111	(17,081)	-46.0%	20,219
Other long-term liabilities	39,585	39,039	546	1.4%	39,821
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	52,003	54,645	(2,642)	-4.8%	52,031
Capital in excess of par value	215,822	215,905	(83)	0.0%	216,156
Retained earnings	243,208	334,532	(91,324)	-27.3%	253,012
Accumulated other
comprehensive income (loss)	1,351	(1,851)	3,202	173.0%	1,129

Total shareholders' equity	512,384	603,231	(90,847)	-15.1%	522,328

Total liabilities and
shareholders' equity	$1,011,199	$1,058,170	$(46,971)	-4.4%	$1,047,496

N/M = not meaningful
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, amounts in thousands)

	First Quarter Ended
	7/24/04	7/26/03
Cash flows from operating activities
Net income (loss)	$(3,523)	$5,803
Adjustments to reconcile net income (loss) to cash provided
by operating activities
Restructuring	10,400	6,273
Depreciation and amortization	6,908	7,311
Change in receivables	49,134	43,955
Change in inventories	(27,284)	10,519
Change in payables	(8,112)	(30,920)
Change in other assets and liabilities	(29,843)	(26,620)
Change in deferred taxes	(4,927)	208

Total adjustments	(3,724)	10,726

Net cash provided by (used for) operating activities	(7,247)	16,529
Cash flows from investing activities
Proceeds from disposals of assets	268	174
Capital expenditures	(9,474)	(6,853)
Change in other long-term assets	1,511	3,557

Net cash used for investing activities	(7,695)	(3,122)
Cash flows from financing activities
Proceeds from debt	69,000	319
Payments on debt	(53,416)	(120)
Capital leases	743	(146)
Stock issued for stock option and employee benefit plans	1,482	4,446
Repurchase of common stock	(2,476)	(13,417)
Dividends paid	(5,649)	(5,486)

Net cash provided by (used for) financing activities	9,684	(14,404)
Effect of exchange rate changes on cash and equivalents	341	602

Net decrease in cash and equivalents	(4,917)	(395)
Cash and equivalents at beginning of period	33,882	28,817

Cash and equivalents at end of period	$28,965	$28,422

Cash paid during period - Income taxes	$7,414	$1,358
- Interest	$2,552	$3,792

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Accumulated other comprehensive income (loss)	Total
At April 26, 2003	$55,027	$216,081	$342,628	$(3,797)	$609,939
Repurchases of common stock	(3,379)		(69,130)		(72,509)
Stock issued for stock options/401(k)	383	(493)	6,824		6,714
Tax benefit from exercise of options		568			568
Dividends paid			(21,514)		(21,514)
Comprehensive income (loss)
Net loss			(5,796)
Unrealized gain on marketable
securities, net of taxes				2,475
Realization of gains on marketable
securities, net of taxes				(525)
Additional minimum pension liability,
net of taxes				(457)
Translation adjustment				1,870
Change in fair value of cash
flow hedges, net of taxes				1,563
Total comprehensive loss					(870)

At April 24, 2004	52,031	216,156	253,012	1,129	522,328

Repurchases of common stock	(120)		(2,356)		(2,476)
Stock issued for stock options
and employee benefit plans	92	(334)	1,724		1,482
Dividends paid			(5,649)		(5,649)
Comprehensive income (loss)
Net loss			(3,523)
Unrealized loss on marketable
securities, net of taxes				(705)
Translation adjustment				927
Total comprehensive loss					(3,301)

At July 24, 2004	$52,003	$215,822	$243,208	$1,351	$512,384

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the respective interim period.

Note 2: Interim Results

The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 30, 2005.

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

	First Quarter Ended
(Unaudited, amounts in thousands)	7/24/04	7/26/03
Weighted average common shares outstanding (basic)	51,967	54,729
Effect of options	--	187

Weighted average common shares outstanding (diluted)	51,967	54,916

The weighted average common shares outstanding (diluted) at July 24, 2004 is equivalent to the weighted average common shares outstanding (basic) because the net loss in the first quarter of fiscal 2005 would cause the effect of options to be antidilutive. The weighted average common shares outstanding for diluted earnings per share calculation at July 26, 2003 excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the price of our stock at the end of each period. These options are excluded due to their antidilutive effect.

Note 5: Inventories

     A summary of inventory follows:

(Unaudited, amounts in thousands)	7/24/04	7/26/03	4/24/04
Raw materials	$75,866	$76,461	$74,162
Work in progress	64,925	52,699	53,860
Finished goods	151,580	125,190	138,500

FIFO inventories	292,371	254,350	266,522
Excess of FIFO over LIFO	(16,519)	(12,332)	(15,954)

Inventories, net	$275,852	$242,018	$250,568

Note 6: Restructuring

In the first quarter of fiscal 2005, the decision was made to close three casegoods facilities, an upholstery plant and an upholstery warehouse. The casegoods facilities will be closed as a result of continued underutilization of our domestic casegoods facilities due to an increase in our importing of product from overseas. The upholstery plant will be closed and production will be absorbed in another upholstery facility as a result of better production efficiencies. Approximately 525 jobs will be eliminated as a result of these closures. We expect that these facilities will be closed during the remainder of fiscal year 2005. This restructuring will result in pre-tax charges to cost of sales of approximately $13.0 million or $0.16 per diluted share on an after-tax basis for the 2005 fiscal year. During the first quarter of fiscal 2005, pre-tax restructuring charges were $10.4 million or $0.12 covering the write-down of certain fixed assets and inventories. We expect to dispose of these plants by sale or abandonment if a sale is not imminent and the write-down was accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Severance costs and other costs will be expensed as incurred throughout the rest of the year in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

During the first quarter of fiscal 2004, we announced the closing of three of our Casegoods Group manufacturing facilities. This action was the result of underutilization of certain manufacturing facilities as we transitioned to more foreign-sourced products in order to be competitive with imported furniture. The closure of these facilities resulted in the elimination of 480 jobs. Approximately 75 jobs were created at other facilities resulting from the closures.   We expect to dispose of all three of these manufacturing plants by sale and the related write-down has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The plants ceased operations in fiscal 2004, leaving 6 employees remaining at these facilities.  The related restructuring charges were $10.4 million in fiscal 2004, covering the write-down of certain fixed assets and inventories, lease costs and severance related costs, which were recorded in cost of sales.

		Fiscal 2005
(Unaudited, amounts in thousands)	4/24/04 Balance	Charges to Expense	Cash Payments or Asset Write-offs	7/24/04 Balance
Fixed asset write-downs	$--	$8,400	$(8,400)	$--
Severance and benefit related costs	329	--	(249)	80
Inventory write-downs	--	2,000	(2,000)	--
Other	174	--	(61)	113

Total restructuring	$503	$10,400	$(10,710)	$193

		Fiscal 2004
(Unaudited, amounts in thousands)	4/26/03 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/24/04 Balance
Fixed asset write-downs	$--	$4,256	$(4,256)	$--
Severance and benefit related costs	313	1,389	(1,373)	329
Inventory write-downs	--	1,729	(1,729)	--
Other	543	3,067	(3,436)	174

Total restructuring	$856	$10,441	$(10,794)	$503

Note 7: Segment Information

Our reportable operating segments are the Upholstery Group and the Casegoods Group.

	First Quarter Ended
(Unaudited amounts in thousands)	7/24/04		7/26/03
Sales
Upholstery Group	$348,501		$335,879
Casegoods Group	105,714		116,508
Eliminations/other	12,156	*	(915)

Consolidated	$466,371		$451,472

Operating income (loss)
Upholstery Group	$13,847		$22,932
Casegoods Group	500		1,075
Corporate and other	(7,790	)*	(6,435)
Restructuring	(10,400)		(6,273)

Consolidated	$(3,843)		$11,299

    *The consolidated variable interest entities are included in Corporate and other.  See Note 11 for further information.

Note 8: Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets”  eliminates the amortization of goodwill and indefinite-lived intangible assets and requires a review at least annually for impairment. We determined that our trade names are indefinite-lived assets, as defined by SFAS No. 142, and therefore not subject to amortization.   In accordance with SFAS No. 142, trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name is established based upon a royalty savings approach. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based upon a combination of the discounted cash flows and the projected profitability of the market in which the entity operates.

In the fourth quarter of fiscal 2004, the annual evaluation of goodwill and trade names was performed.  Following the evaluation procedures it was determined that the carrying value of trade names exceeded their fair value, creating an impairment loss of $43.2 million, and the carrying value of goodwill exceeded its fair value creating an impairment loss of $28.7 million.  The after-tax effect of the impairment was $55.9 million. The before-tax effect of $71.9 million for these impairment losses was recorded as a component of operating income.   Of the total impairment losses, $11.3 million and $60.6 million were attributed to the Upholstery and the Casegoods segments, respectively.  One operating unit accounted for the write-down in the Upholstery Group.  This operating unit had experienced a decline in sales and operating income, which caused a decline in the fair value of its intangibles.  Casegoods Group sales and operating results had been declining in the last few years.  Due to continued lagging operating results and changes in facts relating to underlying assumptions, the fair value evaluation was lower in the fiscal 2004 fourth quarter than in the prior year fourth quarter.

The following table summarizes goodwill and trade names in the first quarters of fiscal 2005 and fiscal 2004.  There were no changes in the balances during each quarter presented:

	Upholstery Group		Casegoods Group		Other
(Unaudited, amounts in thousands)	7/24/04	7/26/03	7/24/04	7/26/03	7/24/04	7/26/03
Goodwill	$60,402	$53,177	$--	$25,630	$7,714	--
Trade names	$8,690	$16,945	$19,199	$54,199	--	--

Goodwill for the Upholstery Group increased as a result of our acquisition of several retail stores in the Baltimore area.  Other goodwill is a result of consolidating VIEs under FIN 46.

Note 9: Stock Option Plans

We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended.

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma net income and net income per share would have been as follows:

	First Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/24/04	7/26/03
Net income (loss)	$(3,523)	$5,803
Fair value of stock plan	(461)	(519)

Proforma net income (loss)	$(3,984)	$5,284
Proforma basic net income (loss) per share	$(0.08)	$0.10
Proforma diluted net income (loss) per share	$(0.08)	$0.10

Note 10: Financial Guarantees and Product Warranties

We have provided secured and unsecured financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Galleries® stores, which are not operated by the company.  Loan guarantees are generally for real estate mortgages with a guarantee period of not more than five years.  Lease guarantees are generally for real estate leases and have terms lasting up to five years. These loan and lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the loan and lease agreements that we have entered into since December 31, 2002, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amounts of potential future payments under loan guarantees and lease guarantees were $5.0 million and $3.9 million, respectively, as of July 24, 2004. Should a default occur on a collateralized loan, we expect the liquidation of the collateral would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.

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

A reconciliation of the changes in our product warranty liability is as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/24/04	7/26/03
Balance as of the beginning of the period	$19,527	$19,066
Accruals during the period	4,278	4,054
Settlements during the period	(4,120)	(4,092)

Balance as of the end of the period	$19,685	$19,028

Note 11: Variable Interest Entities

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

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support, however, there are certain independent dealers that we have determined may not have sufficient equity. Based on the criteria for consolidation of VIEs, we have determined that several dealers are VIEs of which, under FIN 46, we are deemed the primary beneficiary.   The operating results of the consolidated VIEs negatively impacted our diluted earnings per share by $0.04 for the first quarter of fiscal 2005.  Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $16.1 million.

In prior years, we have evaluated the collectiblility of our trade accounts receivable from our independent dealers and we have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees. There are no VIEs consolidated in our fiscal 2004 first quarter financial statements.  The table below shows the impact of this standard on our consolidated balance sheet and statement of operations as of July 24, 2004.  The changes reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.

	7/24/04
(Unaudited, amounts in thousands)	VIEs	Consolidated
Assets
Cash and cash equivalents	$2,307		$28,965
Accounts receivable, net	(20,075)	(1)	250,081
Inventories, net	12,345		275,852
Deferred income taxes	6,407		42,707
Other current assets	1,557		27,316

Total current assets	2,541		624,921
Property, plant and equipment, net	8,302		206,622
Intangibles	7,714		96,005
Other long-term assets	(14,699)	(1)	83,651

Total assets	$3,858		$1,011,199

Liabilities and shareholders' equity
Short-term borrowings	$--		$6,000
Current portion of long-term debt and capital leases	427		1,864
Accounts payable	1,545		85,186
Other current liabilities	4,383		113,317

Total current liabilities	6,355		206,367
Long-term debt and capital leases	7,843		232,833
Deferred income taxes	--		20,030
Other long-term liabilities	115		39,585
Shareholders' equity (deficit)	(10,455)		512,384

Total liabilities and shareholders' equity	$3,858		$1,011,199

(1) Reflects the elimination of intercompany accounts and notes receivable.

	First Quarter Ended 7/24/04
(Unaudited, amounts in thousands)	VIEs		Consolidated
Sales	$13,641	(2)	$466,371

Cost of sales
Cost of goods sold	942	(2)	360,149
Restructuring	--		10,400

Total cost of sales	942		370,549

Gross profit	12,699		95,822
Selling, general and administrative	14,676		99,665

Operating loss	(1,977)		(3,843)
Interest expense	167		2,209
Other income (expense), net	(1,294)	(3)	370

Pre-tax loss	(3,438)		(5,682)
Income tax benefit	(1,306)		(2,159)

Net loss	$(2,132)		$(3,523)

(2) Reflects the elimination of intercompany sales and cost of sales.
(3) Incorporates the elimination of intercompany interest income and interest expense.

Note 12: Pension Plans

The net periodic pension costs were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/24/04	7/26/03
Service cost	$751	$722
Interest cost	1,150	1,150
Expected return on plan assets	(1,585)	(1,675)
Net amortization and deferral	66	597

Net periodic pension cost	$382	$794

We do not expect to make any contributions to the plans in fiscal year 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer sentiment or demand; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) changes to the preliminary ruling on tariffs by the United States Department of Commerce and potential disruptions from Chinese imports; (i) supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; and (v) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Introduction

La-Z-Boy is the best-known furniture brand in the United States, which provides us a favorable competitive advantage in the marketplace. Additionally, we are the second largest furniture manufacturer in the United States of America, the largest reclining-chair manufacturer in the world and North America’s largest manufacturer of upholstered furniture. We also domestically manufacture and import from outside the U.S., casegoods (wood) furniture products for resale in North America. La-Z-Boy Incorporated is one of the world’s leading residential furniture producers, marketing furniture for every room of the home, as well as for the office, hospitality, healthcare and assisted-living industries. The La-Z-Boy Upholstery Group companies are Bauhaus, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract, La-Z-Boy UK and Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

We sell mostly to independent retailers who resell to end-users. A competitive advantage we believe we have is our vast proprietary distribution network, which is dedicated exclusively to selling La-Z-Boy Incorporated products and brands and includes 325 stand-alone La-Z-Boy Furniture Galleries® stores and 342 La-Z-Boy In-Store Galleries. The La-Z-Boy Furniture Galleries® stores are operated mostly by independent dealers. We operate 36 stores. According to May 2004 industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries® stores retail network by itself represents the industry's sixth largest U.S. stand-alone furniture retailer and the second largest single-source U.S. furniture store system. Our Kincaid unit has 18 free-standing stores, which are operated by independent dealers. In addition, we also have in-store gallery programs at our Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. Management intends to increase the proprietary distribution network at a rapid pace over the next few years.

During the fourth quarter of fiscal 2004, we were required to include in our consolidated financial statements several of our La-Z-Boy Furniture Galleries® stores, which are not operated by us but are operated by independent dealers. This requirement was due to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46"), which was issued in December 2003, and requires the "primary beneficiary" of a variable interest entity ("VIE") to include the VIE’s assets, liabilities and operating results in its consolidated financial statements. We have determined that several independent dealers are VIEs, of which, under FIN 46, we are deemed the primary beneficiary, and accordingly have included them in our consolidated financial statements beginning April 24, 2004.

The casegoods industry has been experiencing extreme pressures over the last few years from imports from Asia and South America. Due to the low labor and overhead costs in those countries, the landed manufactured cost of product from overseas manufacturing facilities is much lower than equivalent furniture produced domestically. We are transitioning from a domestic manufacturer of casegoods furniture to a blended strategy of domestic manufacturing and importing. During the first quarter of 2005, we imported 42% of our finished goods for our Casegoods Group compared to 34% during the first quarter of 2004. Due in part to the changing landscape in the casegoods industry and our transition to adjust to the changes, our Casegoods Group has experienced significant sales declines in the last few years. Consequently, we have shut down several plants over the last few years in an attempt to bring our capacity in line with market conditions for our casegoods furniture.

In the first quarter of fiscal 2005, the decision was made to close two of our Pennsylvania House facilities, a smaller Kincaid facility in Hudson, NC, an upholstery plant in Booneville, MS, and an upholstery warehouse in North Carolina. The closure of the Pennsylvania House plants was a result of continued underutilization of our domestic facilities due to an increase in our importing of product from overseas manufacturers. The product that has been manufactured in Pennsylvania will be transferred principally to overseas factories and some production shifted to our other domestic facilities. We believe that the plant closure and shift of production should improve the profitability of that division and position it to gain market share. Upon completion of these casegoods plant closings, we believe approximately 75% of our finished goods will be imported. In the Upholstery Group, a small satellite upholstery manufacturing facility of our England subsidiary in Booneville, MS will be closed. Production will be phased out of this facility in the second quarter and its production absorbed into England’s New Tazewell facilities as a result of production efficiencies gained there. The closure of these facilities will result in approximately 525 lost jobs.

Results of Operations

Analysis of Operations: Quarter Ended July 24, 2004
(First Quarter 2005 compared with 2004)

(Unaudited, amounts in thousands, except per share amounts)	Quarter ended		Percent change
	7/24/04	7/26/03
Upholstery sales	$348,501	$335,879	3.8%
Casegoods sales	105,714	116,508	-9.3%
Other	12,156	(915)	N/M
Consolidated sales	$466,371	$451,472	3.3%

Consolidated gross profit	$95,822	$92,718	3.3%
Consolidated gross margin	20.5%	20.5%

Consolidated S, G& A	$99,665	$81,419	22.4%
S,G& A as a percent of sales	21.3%	18.0%

Upholstery operating income	$13,847	$22,932	-39.6%
Casegoods operating income	500	1,075	-53.5%
Other	(7,790)	(6,435)	-21.1%
Restructuring	(10,400)	(6,273)	-65.8%
Consolidated operating income (loss)	$(3,843)	$11,299	-134.0%

Upholstery operating margin	4.0%	6.8%
Casegoods operating margin	0.5%	0.9%
Consolidated operating margin	-0.8%	2.5%

Net income (loss)	$(3,523)	$5,803	-160.7%

Diluted earnings (loss) per share	$(0.07)	$0.11	-163.6%

N/M – not meaningful

Note:  Restructuring costs included in the gross profit and operating margin in the table above were $10.4 million and $6.3 million for fiscal 2005 and fiscal 2004, respectively.

Our consolidated sales increased based on the strength of the Upholstery Group and the consolidation of the VIEs, which was partially offset by the Casegoods Group decrease. Upholstery orders increased 4.8% in the first quarter as compared to the prior year’s first quarter, which we believe is a sign for growth in fiscal 2005. Included in our corporate and other group are the VIEs, which we began consolidating at the end of fiscal 2004. The VIEs accounted for $13.6 million of the $14.9 million overall increase in sales.

Upholstery Group sales increased based on the strength of the La-Z-Boy Branded product which includes our retail stores. We acquired four stores in the fourth quarter of fiscal 2004 in the Baltimore region and we have opened four company-operated stores since the end of the first quarter in fiscal 2004. The Baltimore acquisition accounted for approximately 16% of the Upholstery Group increase.

Similar to previous quarters, the decline in our contract business was a major contributor to the decrease in our Casegoods operations which accounted for 43% of the Casegoods Group’s decline in sales. Also, as a result of our blended strategy of domestic production and importing of finished goods, we have continued to shift production from our domestic facilities to overseas manufacturers that have more favorable labor rates. Over the past three years we have decreased our Casegoods capacity by approximately two-thirds of the original capacity. In addition, volume has suffered due to pressures from direct importers from China and other countries. The tariff ruling on Chinese manufacturers of bedroom furniture as discussed under Regulatory Developments is expected to have a minimal effect on our Casegoods sales and profitability, therefore we further rationalized our domestic casegoods production with our fiscal 2005 first quarter restructuring.

Our gross profit as a percent of sales (“gross margin”) was flat in the first quarter of fiscal 2005 in comparison to the prior year first quarter due, in part, to our restructuring charges. We had restructuring expense of $10.4 million and $6.3 million in the fiscal first quarter of 2005 and 2004, respectively. The decision was made in the first quarter of fiscal 2005 that our two Pennsylvania House plants, one of our Kincaid plants, a satellite plant in Booneville, MS and an upholstery warehouse in North Carolina will close. We believe these closings will help offset the negative trends relating to the under-absorption of factory costs by increasing efficiencies and better absorbing fixed costs.

Certain raw materials had significant price increases in this quarter compared to last year, which had a negative impact on our gross margin. Raw steel prices as well as steel prices for our springs, fasteners and other metal parts increased our cost of sales by approximately $3.2 million or 0.7% of net sales compared to the previous year’s costs. The cost of plywood negatively affected our gross profit by approximately $2.5 million or 0.5% of net sales. The margin was increased by higher gross profit from our retail operations due in part to the additional retail stores added during the past 12 months compared to the prior year and the consolidation of VIEs.

Selling, general and administrative expenses (S,G&A) increased in fiscal 2005 compared to the prior year, both in dollar amount and as a percent of sales. As a result of opening four new stores and acquiring four new stores in comparison to last year, our S,G,&A has increased primarily from rent and advertising expenses. Also, the consolidation of the VIEs has added to our S,G&A costs in dollars as well as a percent of sales.

The operating margin for both fiscal years was negatively impacted by restructuring costs. The operating margin for fiscal 2005 was -0.8% and included 2.2 percentage points of restructuring costs. The fiscal 2004 operating margin was 2.5% and included 1.4 percentage points of restructuring costs. The operating margin was also significantly impacted by the increase in S,G& A at our retail operations and the increase in our raw material costs. We announced price increases during our April 2004 market as well as during the summer, but those higher selling prices will not take affect until the second fiscal quarter of 2005.

The decrease in the Upholstery Group operating margin was primarily due to the increase in S,G&A at our retail operations and the cost increases in certain raw materials, especially steel and plywood.

Interest expense for the 2005 first quarter was lower than the 2004 first quarter due mainly to a decrease in our effective interest rate. While our weighted average debt is similar for both fiscal years, we have moved from having just long-term debt in fiscal 2004 to a mix of short-term and long-term debt in fiscal 2005. Consequently, we took advantage of lower rates on our short-term borrowings during our fiscal 2005 first quarter. Our interest expense also decreased due to capitalization of interest relating to two major capital projects that are currently underway.

Our effective tax rate was 38% in both fiscal 2005 and fiscal 2004.

Liquidity and Capital Resources

Our total assets decreased by 3.5% as compared to April 2004 due mostly to the write-down of fixed assets as a result of our restructuring and a decrease in receivables.  Our receivables decreased by 16.6% in fiscal 2005 in comparison to April 2004 due to the seasonality of our first quarter 2005 and quicker collections. Our total debt increased by $16.3 million in comparison to the end of the 2004 fiscal year.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, stock repurchases, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the future. Capital expenditures for fiscal 2005 are planned at $30 million to $35 million compared to $31.6 million in fiscal 2004. There are no material commitments for capital expenditures at July 24, 2004. As of July 24, 2004, we had unused lines of credit and commitments of $167.7 million under several credit arrangements.

The following table illustrates the main components of our cash flow:

(Unaudited amounts in thousands)	First Quarter Ended
Cash Flows Provided By (Used For)	7/24/04	7/26/03
Operating activities
Net income (loss), depreciation and deferred taxes	$(1,542)	$13,322
Restructuring	10,400	6,273
Working capital and other	(16,105)	(3,066)

Investing activities	(7,695)	(3,122)

Cash flows before financing activities	(14,942)	13,407

Financing activities
Repurchase of common stock	(2,476)	(13,417)
Net increase in debt	16,327	53
Other financing activities and exchange rate changes	(3,826)	(438)

Net decrease in cash and cash equivalents	$(4,917)	$(395)

Operating activities

The decrease in 2005 operating cash flows over 2004 was due primarily to the increase in inventory. In fiscal 2005 inventories were a $27.3 million use of cash and in fiscal 2004 inventories were a $10.5 million source of cash. The inventory was higher in fiscal 2005 mainly due to gearing up production for our increased order level at the La-Z-Boy divison as well as our increase in sourcing casegoods from overseas. Due to the seasonality of our sales in the first quarter of our fiscal years, accounts receivable was a source of cash of $49.1 million and $44.0 million in fiscal 2005 and fiscal 2004, respectively.

Investing activities

During the first quarter of fiscal 2005 and fiscal 2004, net cash used in investing activities was $7.7 million and $3.1 million, respectively. The increase in cash used for investing activities in fiscal 2005 primarily reflected higher capital expenditures.

Financing activities

Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. Net cash provided by financing activities was $9.7 million  in the first quarter of fiscal 2005 compared to a $14.4 million use of cash in the first quarter of fiscal 2004. The change in cash flows from financing activities was due to the decrease in stock repurchases of $10.9 million in the first quarter of fiscal 2005 in comparison to last year’s first quarter. We also borrowed $16.3 million more in debt in the fiscal 2005 first quarter in comparison to the prior year’s comparable quarter.

On March 30, 2004, we entered into a new unsecured $150 million revolving credit facility agreement. This facility has an accordion feature, enabling us to expand the facility by $50 million to $200 million with the same terms and conditions, subject to approval by the banks that are a party to the agreement. The agreement has a performance-based interest rate pricing grid, ranging from LIBOR plus 0.475% to LIBOR plus 0.800%, determined by our consolidated debt-to-capital ratio. This revolving credit facility expires on May 1, 2009.

Our debt-to-capitalization percentage was 32.0% at July 24, 2004 and 30.0% at April 24, 2004, and 27.1% at July 26, 2003. Our debt-to-capitalization ratio is total debt as a percent of the sum of shareholders’ equity plus total debt. We believe that the availability of funds under our unused lines of credit and the cash flows from operations are sufficient to fund our capital needs. Management has targeted our debt-to-capitalization percentage to be in the mid-twenties range in order to effectively blend our cost of equity with the cost of debt. The increase in our debt-to-capitalization percentage at the end of fiscal 2004 was mainly due to the write-down of trade names and goodwill and the consolidation of VIEs. Without these two factors the debt-to-capitalization percentage would have been 3.3 and 3.0 percentage points lower at July 24, 2004 and April 24, 2004, respectively.

There have been no material changes in our contractual obligations during the first quarter of fiscal 2005 except for an increase in long-term debt of about $45 million in the period beyond five years.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 24, 2004. There were no new accounting pronouncements that had a material effect on our first quarter or our critical accounting policies.

Outlook

Although we continue to face record high energy costs and rising interest rates, consumer confidence has risen in recent months. The employment numbers that were recently released however, were discouraging as we move into one of the industry’s better seasonal selling periods. We also think that the “under-furnished” demographic of consumers who spent so much on their new houses will begin the decorating process. In light of this, we expect our second quarter will be stronger than the seasonally slow first quarter. Margins have been affected principally by raw material costs and sales price deflation. The initial ruling on tariffs for Chinese manufacturers on dumping of wood bedroom furniture in the U.S. is not expected to slow down the shift in domestic production to China and other countries. Consequently, we remain optimistic that with our Casegoods Group shifting more domestic production to overseas manufacturers, we will begin to see positive signs from this Group in the future. The Casegoods Group had several successful introductions at the latest market in April, which should help to mitigate the continual sales slump that the Casegoods Group has experienced in the last few years. We expect that the Casegoods Group sales decrease will be minimal in the second quarter and with the Upholstery Group order trend improving it appears that we are poised for an improved fiscal 2005 second quarter. We expect that our contract business second quarter revenues will be flat in comparison to the second quarter of last year, which is a sign that our hospitality business may have reached a cyclical trough.

We are currently expecting sales for the October quarter to be up in the mid-single digit range compared to last year’s second quarter, and we anticipate reported earnings for the second quarter to be in the range of $0.29 - $0.33 per diluted share, which includes restructuring of $0.01 per diluted share and a $0.02 per diluted share loss on the VIEs, versus the $0.28 we earned per diluted share in the same quarter of fiscal 2004, which included a $0.02 restructuring charge.

Our debt-to-capitalization ratio continues to be above our targeted range because of the largely non-cash charges taken during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005. This ratio is expected to decrease in the subsequent quarters. Although we will be opportunistic in execution of our stock repurchases, it is unlikely we will be active in the market during the second quarter of fiscal 2005.

Regulatory Developments

Recently, the United States Department of Commerce announced its preliminary ruling that Chinese manufacturers are dumping wood bedroom furniture in the U.S. market. The preliminary duties on imports range from 4.9% to 198%. More specifically, the seven largest Chinese bedroom manufacturers received varying duty rates ranging from 4.9% to 30.52% and 102 Chinese manufacturers received a 10.92% tariff rate. The remaining Chinese manufacturers received a 198% tariff rate. We import bedroom products from China; however, we do not anticipate the tariffs to have a significant effect on our Casegoods operations as a majority of our Chinese suppliers received tariff rates at or below 10.92%. Additionally, the wood bedroom furniture imported from China represents about 15.1% of our Casegoods Group sales, which equals about 3.4% of our consolidated sales.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act, beginning with our 2005 Annual Report, for management to report on the company's internal controls over financial reporting and for our registered public accountant to attest to this report. During fiscal 2004, we commenced actions to ensure our ability to comply with these requirements. We expect to continue to devote substantial time and incur additional costs during fiscal 2005 to ensure compliance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $150 million revolving credit facility under which we had $80 million borrowed at July 24, 2004. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2005 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At July 24, 2004, we had foreign exchange forward contracts outstanding relating to the Canadian dollar. Substantially all of our imported purchased parts are denominated in U.S. dollars. However, we have risk if China allows its currency to float since it has been essentially fixed in relation to the U.S. dollar. Today this risk cannot be hedged and we do not believe it will become a risk in our fiscal 2005 year. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2005.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of July 24, 2004, 6.7 million additional shares could be purchased pursuant to this authorization. With the expected cash flows we anticipate generating in fiscal 2005, our repurchase program will be at slower pace this year in comparison to fiscal 2004; but we have no commitments for repurchases. We only repurchased company stock in the month of May during our first quarter. The following table summarizes our repurchases of company stock for that period:

(Unaudited amounts in thousands, except per share data)	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of the publicly announced repurchase program	Amount available to purchase under the program
First quarter	120	$20.63	2,476	6,653

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(11) Statement of Computation of Per Share Earnings See note 4 to the financial statements included in this report.

(31) Certifications of Executive Officers pursuant to Section 302 of the Sarbanes-Oxley Act

(32) Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(99.1) Press Release dated August 9, 2004

(b) Reports on Form 8-K

We filed a Form 8-K on May 4, 2004 containing a press release announcing a non-cash impairment charge relating to our intangible assets.

We filed a Form 8-K on May 25, 2004 containing a press release and financial information about our fourth quarter and full fiscal year 2004 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: August 9, 2004

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

Date: August 9, 2004	/s/ Kurt L. Darrow Kurt L. Darrow Chief Executive Officer

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

Date: August 9, 2004	/s/ David M. Risley David M. Risley Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF EXECUTIVE OFFICERS*

Pursuant to 18 U.S.C. section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended July 24, 2004 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
August 9, 2004

/s/ David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
August 9, 2004

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

EXHIBIT 99.1

NEWS RELEASE

Contact:   Mark Stegeman                                                               (734) 241-4418                                                              mark.stegeman@la-z-boy.com

LA-Z-BOY REPORTS FIRST QUARTER OPERATING RESULTS

MONROE, MI. August 9, 2004 – La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported its operating results for the first fiscal quarter ended July 24, 2004. Net sales for the quarter were $466 million up 3.3% compared to a year earlier, with a loss of $0.07 per fully-diluted share. The quarter includes an after-tax restructuring charge of $0.12 per share and $13.6 million of additional sales and an after-tax loss of $0.04 per share related to the consolidation of certain Variable Interest Entities (VIEs) under FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). These VIEs were not reflected in our results in the year earlier quarter. This quarter’s per share earnings compare against $0.11 per fully diluted share earned in the July 2003 first quarter, after a $0.07 per share restructuring charge.

Operating margin for the most recent quarter was (0.8%), down from 2.5% a year earlier. This year’s fiscal first quarter included restructuring charges amounting to 2.2% of net sales. Last year’s fiscal first quarter also included restructuring charges amounting to 1.4% of net sales.

La-Z-Boy Incorporated President and CEO Kurt L. Darrow said, “Our focus on improving our top line performance is beginning to have an impact, even in the face of challenging industry conditions. Though our overall sales were slightly below our expectations, we had solid growth in our core upholstery business. Operating margins continued to be pressured primarily from less than optimal capacity utilization in our casegoods segment and increased raw material costs experienced during the quarter.” He added, “During our upcoming second fiscal quarter these increased material costs, including steel and wood, will be partially offset by previously announced price increases to our customers.”

Upholstery Segment

Fiscal 2005’s first quarter upholstery segment sales increased 3.8% from a year earlier. Darrow noted, “Our core La-Z-Boy Residential branded business experienced strong growth as we continue to be focused on increasing our market share through new product offerings and strong marketing programs. Additionally, we are encouraged by the improving order trends we saw during our first quarter in our upholstery business as we head into the traditionally strong autumn furniture selling season.” The upholstery segment operating margin for the quarter was 4.0% compared to a reported 6.8% for last year’s first quarter.

Darrow continued, “This quarter we continued to build and strengthen our proprietary distribution network of mostly independently operated La-Z-Boy Furniture Galleries® stores. In 2001 we introduced a “New Generation” La-Z-Boy Furniture Galleries® store concept. These stores are generating increased traffic levels, higher average sales per square foot and greater total sales volumes than the previous format stores. During our first quarter in fiscal 2005, four New Generation stores were opened and five were remodeled bringing the total to 77 in this format. Plans are to open 40 plus of these updated format stores during the current fiscal year, with over 20 of these being new stores and the remainder being store remodels or relocations. Currently, there are 325 stand-alone stores, of which 36 are company-owned.”

System-wide, La-Z-Boy Furniture Galleries® stores’ same store sales dollars were up 4.1% in the first six months of calendar 2004, while total sales were up 8.2%. In the first two months of this fiscal quarter, May and June, same store sales dollars are up 3.9% while total sales were up 7.0% in the same period.

Casegoods Segment

Casegoods sales declined 9.3% from a year earlier for the July quarter. The casegoods segment’s operating margin for the July 2005 quarter was 0.5% compared to 0.9% for last year. Darrow commented, “Casegoods sales continued to be challenging this quarter as retailers remained cautious and worked off inventories built prior to the mid-June antidumping decision. Several new product groups will begin shipping in our second quarter and we expect to see positive trends in the core residential furniture portion of this segment. The contract portion of this segment, serving primarily the hospitality industry, continues to negatively impact the casegoods group accounting for about 43% of the quarter’s sales decrease. We believe the hospitality industry is in the beginning stages of recovering from a prolonged severe downturn, but a major domestic terrorist event could quickly extinguish this prospect.”

He added, “The relatively low levels of preliminary antidumping tariffs imposed on bedroom furniture were not sufficient to significantly alter current or future domestic capacity utilization resulting in lower margins. In fact, all of our major Chinese import bedroom suppliers received the preliminary 10.92% or lower tariff rate, and we do not anticipate any material effect on our import programs. Margins also were strained by continued pricing pressure from imports, rising material prices, and aggressive competitor promotions.”

Restructuring charge

Darrow noted, “Now that the preliminary antidumping tariffs have been determined, it is clear that the near-term competitive landscape of domestic casegoods manufacturing is at risk. Consequently, we are in the process of executing previously planned strategies which will enable us to accelerate our transition to a greater mix of imported versus domestically produced product within each of our residential casegoods companies. While we are intensifying our focus on casegoods merchandising, sales, marketing, and product development, we must take the appropriate actions to ensure we can provide competitively priced products to our retail partners. Though we remain committed to limited domestic production where design and price points allow us to be competitive, we are intensifying our effort to be a cost competitive global manufacturer and sourcing company.”

As a result, during the third quarter, Pennsylvania House will cease manufacturing at the almost 100 year-old Lewisburg, PA plant and the nearby White Deer, PA dining room chair assembly facility. Separately, the Lewisburg area warehouses will close at an appropriate time in the future to minimize any disruption of service to our customers. This will result in the loss of approximately 425 jobs, or 15.4% of the casegoods group’s current employee base. Production will be phased out at these facilities during the third fiscal quarter. A portion of that production will be relocated to our other solid wood casegoods manufacturing facility and a significant portion will be sourced globally. Additionally, a Kincaid plant in Hudson, NC, will be closed by mid September 2004, with a temporary layoff of about 120 employees until our consolidated casegoods solid wood domestic production demand is determined.

In the upholstery group, a small satellite upholstery manufacturing facility of our England subsidiary in Booneville, MS will be closed, resulting in the loss of approximately 100 jobs. Production will be phased out of this facility in the second quarter and its production absorbed into England’s New Tazewell, TN facilities as a result of production efficiencies gained there. Additionally, a former Clayton Marcus manufacturing facility, currently being used as a warehouse will be closed.

“We are disheartened by these additional plant closures and the disruption to the lives of our employees at the affected locations,” Darrow commented, “but we strongly believe these actions are necessary for the company to remain competitive on a long-term basis. We plan to provide transition assistance to these employees during this difficult period.”

As a result of these actions, during the first fiscal quarter, a non-cash charge of $10.4 million or $0.12 per diluted share was taken to write-down certain fixed assets and inventories. These actions will result in total pre-tax charges of approximately $13 million, or $0.16 per diluted share on an after-tax basis for the full year. The majority of the balance of the charge representing severance and relocation costs will be incurred throughout the remainder of our fiscal year.

Darrow concluded, “These actions will take several months to implement and we will do our best to make them seamless, smooth, and transparent to our customers.”

FIN 46

FIN 46 requires us to consolidate certain independent dealers beginning April 2004. See the attached schedule for impact and further explanation. Darrow mentioned, “The operating results of a portion of these VIEs is less than desirable and we are working diligently with these dealers to improve their operating performance.”

Balance sheet

Cash flows from working capital during the quarter amounted to $13.7 million largely as a result of accounts receivable decreasing $49.1 million from the prior quarter primarily due to seasonality and quicker collections, which was offset by a planned increase in inventories of $27.3 million during the July quarter in preparation for the fall selling season. Compared to a year ago, accounts receivable declined $47.3 million of which $20.1 million was reflective of the elimination of receivables from VIEs. Inventories climbed $33.8 million over last year’s July quarter of which $12.3 million was attributable to the consolidation of VIE inventories and the balance reflected our anticipation of improving business conditions.

During fiscal 2005‘s first quarter, the company repurchased an additional 120,000 shares of its outstanding common stock for $2.5 million. At quarter-end, 6.7 million shares remained available under the company’s existing stock repurchase authorization.

Total debt increased modestly during the first quarter, to $240.7 million, and the company’s first quarter debt-to-capitalization ratio of 32.0% was up from 30.0% at the start of the quarter primarily because of the restructuring charge. Consolidating VIEs increased this ratio by 120 basis points. Darrow stated, “This ratio continues to be above our targeted range because of the largely non-cash charges taken this quarter and in the fourth quarter of fiscal 2004. This ratio is expected to decrease in the coming quarters. Although management is opportunistic in execution of its stock repurchases it is unlikely to be active in the market during the second quarter.”

Business Outlook

Commenting on the business outlook, Darrow said, “Although we continue to face record high energy costs and rising interest rates, consumer confidence has risen in recent months. As we move into one of the industry’s better seasonal selling periods we also think that the “underfurnished” demographic of consumers who spent so much on their new houses will begin the decorating process. In our second quarter we expect a mid-single digit increase in sales compared to the prior year period, and we anticipate reported earnings for the second quarter to be in the range of $0.29 — $0.33 per diluted share, which includes a restructuring charge of $0.01 and up to a $0.02 potential loss from the consolidation of VIEs. This would compare to the $0.28 we earned per diluted share in fiscal 2004’s second quarter, which included a $0.02 restructuring charge.”

Forward-looking Information

Any forward-looking statements contained in this news release are based on current information and assumptions and represent management’s best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, the ultimate effect of the antidumping duties imposed by the U.S. International Trade Commission on wooden bedroom furniture imported from China and potential disruptions of Chinese imports, the availability and cost of capital, the impact of imports as it relates to continued domestic production, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the domestic or international regulatory environment, not fully realizing cost reductions through restructurings, ability to implement global sourcing organization strategies, the future financial performance and condition of independently owned dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently owned dealers, the impact of new manufacturing technologies, the impact of adopting new accounting principles, fair value changes to our intangible assets due to actual results differing from projected, factors relating to acquisitions and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

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

Background Information

With annual sales of $2 billion, La-Z-Boy Incorporated is one of the world’s leading residential furniture producers, marketing furniture for every room of the home and office, as well as for the hospitality, health care and assisted-living industries. The La-Z-Boy Upholstery Group companies are Bauhaus, Centurion, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract and Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

The corporation’s vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 325 stand-alone La-Z-Boy Furniture Galleries® stores and 342 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry’s fourth largest U.S. furniture retailer and the second largest single source furniture retailer. Additional information is available at http://www.la-z-boy.com/.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	First Quarter Ended
			% Over	Percent of Sales
	7/24/04	7/26/03	(Under)	7/24/04	7/26/03
Sales	$466,371	$451,472	3.3%	100.0%	100.0%

Cost of sales
Cost of goods sold	360,149	352,481	2.2%	77.3%	78.1%
Restructuring	10,400	6,273	65.8%	2.2%	1.4%

Total cost of sales	370,549	358,754	3.3%	79.5%	79.5%

Gross profit	95,822	92,718	3.3%	20.5%	20.5%
Selling, general and administrative	99,665	81,419	22.4%	21.3%	18.0%

Operating income (loss)	(3,843)	11,299	-134.0%	-0.8%	2.5%
Interest expense	2,209	3,213	-31.2%	0.5%	0.7%
Other income, net	370	1,272	-70.9%	0.1%	0.3%

Pre-tax income (loss)	(5,682)	9,358	-160.7%	-1.2%	2.1%
Income tax expense (benefit)	(2,159)	3,555	-160.7%	38.0%*	38.0%*

Net income (loss)	$(3,523)	$5,803	-160.7%	-0.8%	1.3%

Basic average shares	51,967	54,729

Basic net income (loss) per share	$(0.07)	$0.11

Diluted average shares	51,967	54,916

Diluted net income (loss) per share	$(0.07)	$0.11

Dividends paid per share	$0.11	$0.10

*As a percent of pretax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	7/24/04	7/26/03	Dollars	Percent	4/24/04
Current assets
Cash and equivalents	$28,965	$28,422	$543	1.9%	$33,882
Receivables, net	250,081	297,341	(47,260)	-15.9%	299,801
Inventories, net	275,852	242,018	33,834	14.0%	250,568
Deferred income taxes	42,707	37,709	4,998	13.3%	37,969
Other current assets	27,316	17,282	10,034	58.1%	31,454

Total current assets	624,921	622,772	2,149	0.3%	653,674
Property, plant and equipment, net	206,622	205,392	1,230	0.6%	212,739
Goodwill	68,116	78,807	(10,691)	-13.6%	68,116
Trade names	27,889	71,144	(43,255)	-60.8%	27,889
Other long-term assets	83,651	80,055	3,596	4.5%	85,078

Total assets	$1,011,199	$1,058,170	$(46,971)	-4.4%	$1,047,496

Current liabilities
Short-term borrowings	$6,000	$290	$5,710	N/M	$37,219
Current portion of long-term
debt and capital leases	1,864	992	872	87.9%	5,344
Accounts payable	85,186	48,011	37,175	77.4%	93,298
Accrued expenses and other
current liabilities	113,317	106,734	6,583	6.2%	147,460

Total current liabilities	206,367	156,027	50,340	32.3%	283,321
Long-term debt	231,620	221,611	10,009	4.5%	180,988
Capital leases	1,213	1,151	62	5.4%	819
Deferred income taxes	20,030	37,111	(17,081)	-46.0%	20,219
Other long-term liabilities	39,585	39,039	546	1.4%	39,821
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	52,003	54,645	(2,642)	-4.8%	52,031
Capital in excess of par value	215,822	215,905	(83)	0.0%	216,156
Retained earnings	243,208	334,532	(91,324)	-27.3%	253,012
Accumulated other
comprehensive income (loss)	1,351	(1,851)	3,202	173.0%	1,129

Total shareholders' equity	512,384	603,231	(90,847)	-15.1%	522,328

Total liabilities and
shareholders' equity	$1,011,199	$1,058,170	$(46,971)	-4.4%	$1,047,496

N/M = not meaningful

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, amounts in thousands)

	First Quarter Ended
	7/24/04	7/26/03
Cash flows from operating activities
Net income (loss)	$(3,523)	$5,803
Adjustments to reconcile net income (loss) to cash provided
by operating activities
Restructuring	10,400	6,273
Depreciation and amortization	6,908	7,311
Change in receivables	49,134	43,955
Change in inventories	(27,284)	10,519
Change in payables	(8,112)	(30,920)
Change in other assets and liabilities	(29,843)	(26,620)
Change in deferred taxes	(4,927)	208

Total adjustments	(3,724)	10,726

Net cash provided by (used for) operating activities	(7,247)	16,529
Cash flows from investing activities
Proceeds from disposals of assets	268	174
Capital expenditures	(9,474)	(6,853)
Change in other long-term assets	1,511	3,557

Net cash used for investing activities	(7,695)	(3,122)
Cash flows from financing activities
Proceeds from debt	69,000	319
Payments on debt	(53,416)	(120)
Capital leases	743	(146)
Stock issued for stock option and employee benefit plans	1,482	4,446
Repurchase of common stock	(2,476)	(13,417)
Dividends paid	(5,649)	(5,486)

Net cash provided by (used for) financing activities	9,684	(14,404)
Effect of exchange rate changes on cash and equivalents	341	602

Net decrease in cash and equivalents	(4,917)	(395)
Cash and equivalents at beginning of period	33,882	28,817

Cash and equivalents at end of period	$28,965	$28,422

Cash paid during period - Income taxes	$7,414	$1,358
- Interest	$2,552	$3,792

LA-Z-BOY INCORPORATED
Impact of FIN46 on Consolidation

	7/24/04
(Unaudited, amounts in thousands)	VIEs	Consolidated
Assets
Cash and cash equivalents	$2,307		$28,965
Accounts receivable, net	(20,075)	(1)	250,081
Inventories, net	12,345		275,852
Deferred income taxes	6,407		42,707
Other current assets	1,557		27,316

Total current assets	2,541		624,921
Property, plant and equipment, net	8,302		206,622
Intangibles	7,714		96,005
Other long-term assets	(14,699)	(1)	83,651

Total assets	$3,858		$1,011,199

Liabilities and shareholders' equity
Short-term borrowings	$--		$6,000
Current portion of long-term debt and capital leases	427		1,864
Accounts payable	1,545		85,186
Other current liabilities	4,383		113,317

Total current liabilities	6,355		206,367
Long-term debt and capital leases	7,843		232,833
Deferred income taxes	--		20,030
Other long-term liabilities	115		39,585
Shareholders' equity (deficit)	(10,455)		512,384

Total liabilities and shareholders' equity	$3,858		$1,011,199

(1) Reflects the elimination of intercompany accounts and notes receivable.

	First Quarter Ended 7/24/04
(Unaudited, amounts in thousands)	VIEs		Consolidated
Sales	$13,641	(2)	$466,371

Cost of sales
Cost of goods sold	942	(2)	360,149
Restructuring	--		10,400

Total cost of sales	942		370,549

Gross profit	12,699		95,822
Selling, general and administrative	14,676		99,665

Operating loss	(1,977)		(3,843)
Interest expense	167		2,209
Other income (expense), net	(1,294)	(3)	370

Pre-tax loss	(3,438)		(5,682)
Income tax benefit	(1,306)		(2,159)

Net loss	$(2,132)		$(3,523)

(2) Reflects the elimination of intercompany sales and cost of sales.
(3) Incorporates the elimination of intercompany interest income and interest expense.

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support, however, there are certain independent dealers that we have determined may not have sufficient equity. Based on the criteria for consolidation of VIEs, we have determined that several dealers are VIEs of which, under FIN 46, we are deemed the primary beneficiary.   The operating results of the consolidated VIEs negatively impacted our diluted earnings per share by $0.04 for the first quarter of fiscal 2005.  Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $16.1 million.

In prior years, we have evaluated the collectiblility of our trade accounts receivable from our independent dealers and we have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees. There are no VIEs consolidated in our fiscal 2004 first quarter financial statements.  The table above shows the impact of this standard on our consolidated balance sheet and statement of operations as of July 24, 2004.  The changes reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.