Form 10-Q
period 2004-11-09
LA-Z-BOY INC
filed 2004-11-09
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED  October 23, 2004  COMMISSION FILE NUMBER 1-9656

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

                                                      Yes   X                                                       No

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the last practicable date:

                       Class                                                                         Outstanding at October 23, 2004
Common Shares, $1.00 par value                                                                      52,087,932

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2005

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Income	3-4
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders' Equity	7
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	8
Note 2. Interim Results	8
Note 3. Reclassification	8
Note 4. Earnings per Share	8
Note 5. Inventories	8
Note 6. Restructuring	9
Note 7. Segment Information	10
Note 8. Goodwill and Other Intangible Assets	10
Note 9. Stock Option Plans	11
Note 10. Financial Guarantees and Product Warranties	11
Note 11. Variable Interest Entities	11-13
Note 12. Pension Plans	13

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking
Statements	14
Introduction	14-15
Results of Operations	15-18
Liquidity and Capital Resources	19
Critical Accounting Policies	20
Outlook	20
Regulatory Developments	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21-22

Item 4. Results of Votes of Security Holders	22

Item 6. Exhibits	23

Signature Page	24

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Second Quarter Ended
			% Over	Percent of Sales
	10/23/04	10/25/03	(Under)	10/23/04	10/25/03
Sales	$533,670	$511,018	4.4%	100.0%	100.0%

Cost of sales
Cost of goods sold	410,404	394,257	4.1%	76.9%	77.2%
Restructuring	749	1,976	-62.1%	0.1%	0.4%

Total cost of sales	411,153	396,233	3.8%	77.0%	77.5%

Gross profit	122,517	114,785	6.7%	23.0%	22.5%
Selling, general and administrative	106,399	87,727	21.3%	19.9%	17.2%

Operating income	16,118	27,058	-40.4%	3.0%	5.3%
Interest expense	2,607	3,026	-13.8%	0.5%	0.6%
Other income (expense), net	(353)	448	-178.8%	--	0.1%

Pre-tax income	13,158	24,480	-46.3%	2.5%	4.8%
Income tax expense	5,000	9,303	-46.3%	38.0%*	38.0%*

Income before extraordinary item	8,158	15,177	-46.2%	1.5%	3.0%
Extraordinary gain, net of income tax expense of $430	702	--	N/M	0.1%	--

Net income	$8,860	$15,177	-41.6%	1.7%	3.0%

Basic weighted average shares	52,040	54,159

Basic income per share before extraordinary gain	$0.16	$0.28
Extraordinary gain per share	0.01	--

Basic net income per share	$0.17	$0.28

Diluted weighted average shares	52,101	54,339

Diluted income per share before extraordinary gain	$0.16	$0.28
Extraordinary gain per share	0.01	--

Diluted net income per share	$0.17	$0.28

Dividends paid per share	$0.11	$0.10

*As a percent of pre-tax income, not sales.

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                                                                                                                              3

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Six Months Ended
			% Over	Percent of Sales
	10/23/04	10/25/03	(Under)	10/23/04	10/25/03
Sales	$1,000,041	$962,490	3.9%	100.0%	100.0%

Cost of sales
Cost of goods sold	770,553	746,738	3.2%	77.1%	77.6%
Restructuring	11,149	8,249	35.2%	1.1%	0.8%

Total cost of sales	781,702	754,987	3.5%	78.2%	78.4%

Gross profit	218,339	207,503	5.2%	21.8%	21.6%
Selling, general and administrative	206,064	169,146	21.8%	20.6%	17.6%

Operating income	12,275	38,357	-68.0%	1.2%	4.0%
Interest expense	4,816	6,239	-22.8%	0.5%	0.6%
Other income, net	17	1,720	-99.0%	--	0.1%

Pre-tax income	7,476	33,838	-77.9%	0.7%	3.5%
Income tax expense	2,841	12,858	-77.9%	38.0%*	38.0%*

Income before extraordinary item	4,635	20,980	-77.9%	0.5%	2.2%
Extraordinary gain, net of income tax expense of $430	702	--	N/M	--	--

Net Income	$5,337	$20,980	-74.6%	0.5%	2.2%

Basic weighted average shares	52,003	54,444

Basic income per share before extraordinary gain	$0.09	$0.39
Extraordinary gain per share	0.01	--

Basic net income per share	$0.10	$0.39

Diluted weighted average shares	52,062	54,627

Diluted income per share before extraordinary gain	$0.09	$0.38
Extraordinary gain per share	0.01	--

Diluted net income per share	$0.10	$0.38

Dividends paid per share	$0.22	$0.20

*As a percent of pre-tax income, not sales.

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	10/23/04	10/25/03	Dollars	Percent	4/24/04
Current assets
Cash and equivalents	$28,677	$24,587	$4,090	16.6%	$33,882
Receivables, net	306,386	320,527	(14,141)	-4.4%	299,801
Inventories, net	282,470	237,655	44,815	18.9%	250,568
Deferred income taxes	38,108	37,057	1,051	2.8%	37,969
Other current assets	21,088	19,411	1,677	8.6%	31,454

Total current assets	676,729	639,237	37,492	5.9%	653,674
Property, plant and equipment, net	207,447	202,148	5,299	2.6%	212,739
Goodwill	68,544	78,807	(10,263)	-13.0%	68,116
Trade names	27,889	71,144	(43,255)	-60.8%	27,889
Other long-term assets	81,348	86,929	(5,581)	-6.4%	85,078

Total assets	$1,061,957	$1,078,265	$(16,308)	-1.5%	$1,047,496

Current liabilities
Short-term borrowings	$33,686	$6,000	$27,686	461.4%	$37,219
Current portion of long-term
debt and capital leases	3,018	4,902	(1,884)	-38.4%	5,344
Accounts payable	86,716	81,259	5,457	6.7%	93,298
Accrued expenses and other
current liabilities	126,992	126,244	748	0.6%	147,460

Total current liabilities	250,412	218,405	32,007	14.7%	283,321
Long-term debt and capital leases	231,652	196,174	35,478	18.1%	181,807
Deferred income taxes	20,143	37,494	(17,351)	-46.3%	20,219
Other long-term liabilities	41,462	38,446	3,016	7.8%	39,821
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	52,088	53,408	(1,320)	-2.5%	52,031
Capital in excess of par value	214,962	215,807	(845)	-0.4%	216,156
Retained earnings	250,434	318,306	(67,872)	-21.3%	253,012
Unearned compensation	(1,938)	--	(1,938)	N/M	--
Accumulated other comprehensive income	2,742	225	2,517	N/M	1,129

Total shareholders' equity	518,288	587,746	(69,458)	-11.8%	522,328

Total liabilities and
shareholders' equity	$1,061,957	$1,078,265	$(16,308)	-1.5%	$1,047,496

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Second Quarter Ended		Six Months Ended
	10/23/04	10/25/03	10/23/04	10/25/03
Cash flows from operating activities
Net income	$8,860	$15,177	$5,337	$20,980
Adjustments to reconcile net income to
cash provided by operating activities
Extraordinary gain	(702)	--	(702)	--
Restructuring	749	1,976	11,149	8,249
Depreciation and amortization	7,092	7,326	14,000	14,637
Change in receivables	(55,811)	(22,926)	(4,371)	21,029
Change in inventories	(6,618)	4,363	(33,902)	14,882
Change in payables	1,530	33,248	(6,582)	2,328
Change in other assets and liabilities	21,040	15,044	(8,803)	(11,576)
Change in deferred taxes	4,712	1,035	(215)	1,243

Total adjustments	(28,008)	40,066	(29,426)	50,792

Net cash provided by (used for) operating activities	(19,148)	55,243	(24,089)	71,772

Cash flows from investing activities
Proceeds from disposals of assets	5,329	1,598	5,597	1,772
Capital expenditures	(7,705)	(7,773)	(17,179)	(14,626)
Change in other long-term assets	(3,055)	(4,304)	(3,850)	(747)

Net cash used for investing activities	(5,431)	(10,479)	(15,432)	(13,601)

Cash flows from financing activities
Proceeds from debt	32,499	6,603	102,242	6,922
Payments on debt	(4,841)	(23,570)	(58,257)	(23,836)
Stock issued for stock option and employee benefits plans	1,275	1,566	2,757	6,012
Repurchase of common stock	--	(28,803)	(2,476)	(42,220)
Dividends paid	(5,723)	(5,501)	(11,372)	(10,987)

Net cash provided by (used for) financing activities	23,210	(49,705)	32,894	(64,109)
Effect of exchange rate changes on cash and
equivalents	1,081	1,106	1,422	1,708

Net decrease in cash and equivalents	(288)	(3,835)	(5,205)	(4,230)
Cash and equivalents at beginning of period	28,965	28,422	33,882	28,817

Cash and equivalents at end of period	$28,677	$24,587	$28,677	$24,587

Cash paid (net of refunds) during period - income taxes	$(1,016)	$9,135	$6,398	$10,493

Cash paid during period - interest	$1,508	$2,648	$4,060	$6,440

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Unearned compensation	Accumulated other comprehensive income (loss)	Total
At April 26, 2003	$55,027	$216,081	$342,628	$--	$(3,797)	$609,939
Repurchases of common stock	(3,379)		(69,130)			(72,509)
Stock issued for stock options
and employee benefit plans	383	(493)	6,824			6,714
Tax benefit from exercise of options		568				568
Dividends paid			(21,514)			(21,514)
Comprehensive income (loss)
Net loss			(5,796)
Unrealized gain on marketable
securities, net of taxes					2,475
Realization of gains on marketable
securities, net of taxes					(525)
Additional minimum pension liability,
net of taxes					(457)
Translation adjustment					1,870
Change in fair value of cash
flow hedges, net of taxes					1,563
Total comprehensive loss						(870)

At April 24, 2004	52,031	216,156	253,012	--	1,129	522,328

Repurchases of common stock	(120)		(2,356)			(2,476)
Stock issued for stock options
and employee benefit plans	177	(1,194)	5,813	(2,039)		2,757
Amortization of unearned compensation				101		101
Dividends paid			(11,372)			(11,372)
Comprehensive income (loss)
Net income			5,337
Unrealized loss on marketable
securities, net of taxes					(823)
Translation adjustment					2,488
Change in fair value of cash
flow hedges, net of taxes					(52)
Total comprehensive income						6,950

At October 23, 2004	$52,088	$214,962	$250,434	$(1,938)	$2,742	$518,288

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

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/04	10/25/03	10/23/04	10/25/03
Weighted average common shares
outstanding (basic)	52,040	54,159	52,003	54,444
Effect of options	61	180	59	183

Weighted average common shares
outstanding (diluted)	52,101	54,339	52,062	54,627

The weighted average common shares outstanding for diluted earnings per share calculation at October 23, 2004 and October 25, 2003 excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the price of our stock at the end of each period. These options are excluded due to their antidilutive effect.

Note 5: Inventories

      A summary of inventory follows:

(Unaudited, amounts in thousands)	10/23/04	10/25/03	4/24/04
Raw materials	$75,152	$73,354	$74,162
Work in progress	64,388	49,307	53,860
Finished goods	160,746	128,410	138,500

FIFO inventories	300,286	251,071	266,522
Excess of FIFO over LIFO	(17,816)	(13,416)	(15,954)

Inventories, net	$282,470	$237,655	$250,568

Note 6: Restructuring

In the first quarter of fiscal 2005, the decision was made to close three casegoods facilities, an upholstery plant and an upholstery warehouse. The casegoods facilities will be closed as a result of continued underutilization of our domestic casegoods facilities due to an increase in our importing of product from overseas. The upholstery plant was closed and production was absorbed in another upholstery facility resulting in better production efficiencies. Approximately 525 jobs will be eliminated as a result of these closures. We expect that the remainder of the facilities will be closed during the remainder of fiscal year 2005. This restructuring will result in pre-tax charges to cost of sales of approximately $13.0 million or $0.16 per diluted share on an after-tax basis for the 2005 fiscal year. During the first six months of fiscal 2005, pre-tax restructuring charges were $11.1 million or $0.13 per diluted share covering the following: write-down of certain fixed assets, the write-down of certain inventories and payment of severance and benefits. We expect to dispose of these plants by sale or abandonment if a sale is not imminent. The write-down was accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Severance costs and other costs will be expensed as incurred throughout the rest of the year in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." There are 442 employees remaining at these facilities.

During the first quarter of fiscal 2004, we announced the closing of three of our Casegoods Group manufacturing facilities. This action was the result of underutilization of certain manufacturing facilities as we transitioned to more foreign-sourced products in order to be competitive with imported furniture. The closure of these facilities resulted in the elimination of 480 jobs. Approximately 75 jobs were created at other facilities resulting from the closures.   We expect to dispose of all three of these manufacturing plants by sale and the related write-down has been accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The plants ceased operations in fiscal 2004, leaving 3 employees remaining at these facilities.  The related restructuring charges were $10.4 million in fiscal 2004, covering the write-down of certain fixed assets and inventories, lease costs and severance related costs, which were recorded in cost of sales.

		Fiscal 2005
(Unaudited, amounts in thousands)	4/24/04 Balance	Charges to Expense	Cash Payments or Asset Write-offs	10/23/04 Balance
Fixed asset write-downs	$--	$8,850	$(8,850)	$--
Severance and benefit related costs	329	299	(584)	44
Inventory write-downs	--	2,000	(2,000)	--
Other	174	--	(174)	--

Total restructuring	$503	$11,149	$(11,608)	$44

		Fiscal 2004
(Unaudited, amounts in thousands)	4/26/03 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/24/04 Balance
Fixed asset write-downs	$--	$4,256	$(4,256)	$--
Severance and benefit related costs	313	1,389	(1,373)	329
Inventory write-downs	--	1,729	(1,729)	--
Other	543	3,067	(3,436)	174

Total restructuring	$856	$10,441	$(10,794)	$503

Note 7: Segment Information

Our reportable operating segments are the Upholstery Group and the Casegoods Group.

	Second Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands)	10/23/04		10/25/03	10/23/04		10/25/03
Sales
Upholstery segment	$411,499		$392,610	$760,000		$728,489
Casegoods segment	114,169		119,621	219,883		236,130
Eliminations/Other	8,002	*	(1,213)	20,158	*	(2,129)

Consolidated	$533,670		$511,018	$1,000,041		$962,490

Operating income
Upholstery segment	$27,268		$32,446	$41,115		$55,377
Casegoods segment	80		2,002	580		3,077
Corporate and other	(10,481	)*	(5,414)	(18,271	)*	(11,848)
Restructuring	(749)		(1,976)	(11,149)		(8,249)

Consolidated	$16,118		$27,058	$12,275		$38,357

*The consolidated variable interest entities are included in Corporate and other.  See Note 11 for further information.

Note 8: Goodwill and Other Intangible Assets

The following table summarizes goodwill and trade names in the second quarters of fiscal 2005 and fiscal 2004.  There were no changes in the balances during each quarter presented:

	Upholstery Group		Casegoods Group		Other
(Unaudited, amounts in thousands)	10/23/04	10/25/03	10/23/04	10/25/03	10/23/04	10/25/03
Goodwill	$60,830	$53,177	$--	$25,630	$7,714	--
Trade names	$8,690	$16,945	$19,199	$54,199	--	--

Goodwill for the Upholstery Group increased as a result of our acquisition of several retail stores in the Baltimore area.  Other goodwill is a result of consolidating VIEs under FIN 46.  Goodwill for the Casegoods Group and the trade names for both groups decreased due to impairment losses recorded in the fourth quarter of fiscal 2004.  The impairment losses were a result of our annual evaluation of goodwill and trade names.

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

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, proforma net income and net income per share would have been as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/23/04	10/25/03	10/23/04	10/25/03
Net income	$8,860	$15,177	$5,337	$20,980
Fair value of stock plans	(624)	(701)	(1,085)	(1,267)

Proforma net income	$8,236	$14,476	$4,252	$19,713

Proforma basic net income per share	$0.16	$0.27	$0.08	$0.36

Proforma diluted net income per share	$0.16	$0.27	$0.08	$0.36

Note 10: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to loans and leases in connection with certain La-Z-Boy Furniture Galleries® stores, which are not operated by the company.  Loan guarantees are generally for real estate mortgages with a guarantee period of not more than five years.  Lease guarantees are generally for real estate leases and have terms lasting up to five years. These loan and lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the loan and lease agreements that we have entered into since December 31, 2002, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amounts of potential future payments under loan guarantees and lease guarantees were $3.4 million and $3.5 million, respectively, as of October 23, 2004. Should a default occur on a collateralized loan, we expect the liquidation of the collateral would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/04	10/25/03	10/23/04	10/25/03
Balance as of beginning of the period	$19,685	$19,028	$19,527	$19,066
Accruals during the period	3,540	4,488	7,819	8,542
Settlements during the period	(3,511)	(4,144)	(7,632)	(8,236)

Balance as of the end of the period	$19,714	$19,372	$19,714	$19,372

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

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support, however, there are certain independent dealers that we have determined may not have sufficient equity. Based on the criteria for consolidation of VIEs, we have determined that several dealers are VIEs of which, under FIN 46, we are deemed the primary beneficiary.   The operating results of the consolidated VIEs negatively impacted our diluted earnings per share by $0.05 and $0.09 for the second quarter and first six months of fiscal 2005, respectively.  Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $17.5 million.  The extraordinary gain of $1.1 million ($0.7 million net of income taxes), is a result of the application of purchase accounting relating to the acquisition of a previously consolidated VIE.

In prior years, we have evaluated the collectibility of our trade accounts receivable from our independent dealers and we have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees. There are no VIEs consolidated in our fiscal 2004 second quarter financial statements.  The table below shows the impact of this standard on our consolidated balance sheet and statement of income as of October 23, 2004.  The amounts reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.

	10/23/04
(Unaudited, amounts in thousands)	VIEs	Consolidated
Assets
Cash and cash equivalents	$2,047		$28,677
Accounts receivable, net	(22,769)	(1)	306,386
Inventories, net	11,770		282,470
Deferred income taxes	5,443		38,108
Other current assets	1,502		21,088

Total current assets	(2,007)		676,729
Property, plant and equipment, net	8,573		207,447
Intangibles	7,714		96,433
Other long-term assets	(14,707)	(1)	81,348

Total assets	$(427)		$1,061,957

Liabilities and shareholders' equity
Short-term borrowings	$--		$33,686
Current portion of long-term debt and capital leases	1,429		3,018
Accounts payable	2,635		86,716
Other current liabilities	2,265		126,992

Total current liabilities	6,329		250,412
Long-term debt and capital leases	6,685		231,652
Deferred income taxes	--		20,143
Other long-term liabilities	141		41,462
Shareholders' equity (deficit)	(13,582)		518,288

Total liabilities and shareholders' equity	$(427)		$1,061,957

(1) Reflects the elimination of intercompany accounts and notes receivable.

	Second Quarter Ended 10/23/04			Six Months Ended 10/23/04
(Unaudited, amounts in thousands)	VIEs		Consolidated	VIEs		Consolidated
Sales	$9,654	(2)	$533,670	$23,295	(2)	$1,000,041

Cost of sales
Cost of goods sold	(266	) (2)	410,404	676	(2)	770,553
Restructuring	--		749	--		11,149

Total cost of sales	(266)		411,153	676		781,702

Gross profit	9,920		122,517	22,619		218,339
Selling, general and administrative	12,712		106,399	27,388		206,064

Operating income (loss)	(2,792)		16,118	(4,769)		12,275

Interest expense	69		2,607	236		4,816

Other income (expense), net	(1,093	) (3)	(353)	(2,387	) (3)	17

Pre-tax income (loss)	(3,954)		13,158	(7,392)		7,476

Income tax expense (benefit)	(1,503)		5,000	(2,809)		2,841

Income (loss) before extraordinary item	(2,451)		8,158	(4,583)		4,635
Extraordinary gain, net of income taxes of $430	--		702	--		702

Net income (loss)	$(2,451)		$8,860	$(4,583)		$5,337

(2) Reflects the elimination of intercompany sales and cost of sales.
(3) Incorporates the elimination of intercompany interest income and interest expense.

Note 12: Pension Plans

The net periodic pension costs were as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/04	10/25/03	10/23/04	10/25/03
Service cost	$699	$677	$1,450	$1,399
Interest cost	1,088	1,095	2,238	2,245
Expected return on plan assets	(1,510)	(1,619)	(3,095)	(3,294)
Net amortization and deferral	33	564	99	1,161

Net periodic pension cost	$310	$717	$692	$1,511

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer sentiment or demand; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) changes to the preliminary ruling on tariffs by the United States Department of Commerce and potential disruptions from Chinese imports; (i) supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from severe weather such as hurricanes and tornadoes; and (w) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Introduction

La-Z-Boy is the largest reclining-chair manufacturer in the world and North America’s largest manufacturer of upholstered furniture.  La-Z-Boy is one of the most widely known consumer brands and is by far the most recognized furniture brand in the United States.  The powerful brand name provides leverage in the marketplace.  In addition to the powerful brand name of La-Z-Boy, we have several other divisions well positioned in the furniture industry.  Our divisions are divided into two segments: Upholstery (upholstered furniture products) and Casegoods (wood furniture products). The La-Z-Boy Upholstery Group companies are Bauhaus, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract, La-Z-Boy UK and Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name by opening new stores, relocating stores to better locations and converting stores to our new generation store format.  To accomplish this objective we are in the process of remodeling our La-Z-Boy Furniture Galleries® stores—which are mostly independently owned—and adding new stores at an increasing pace.  There are now 90 stores in the more productive new generation store format. We anticipate that during the fiscal year we will open, relocate, or remodel 40 plus La-Z-Boy Furniture Galleries® stores in the new generation format, 22 of which we have completed during the first two quarters.  We believe the transition to new generation format stores and the addition of new stores is enhancing our position in the competitive retail market place.  We are focusing our expansion of our company owned retail operations on the top 25 markets in order to increase our market penetration and allow us to create operating efficiencies, particularly in the areas of advertising, logistics, and administration.  Most of our retail operations are owned by independent retailers who resell to end-users.  However, we do currently own and operate 38 stores.  According to October 11, 2004 industry trade publication InFurniture, the La-Z-Boy Furniture Galleries® stores retail network represents the largest single-brand U.S. furniture store system.

We also have an extensive La-Z-Boy in-store gallery program with 337 in-store galleries.  Our other operating units such as Kincaid, Pennsylvania House, Clayton Marcus, England and Lea also have growing in-store gallery programs.  Additionally, our success with La-Z-Boy Furniture Galleries® stand alone stores has been expanded to our Kincaid and England operating units.  We have 16 Kincaid and 8 England independently owned stand alone stores.  We plan to continue to grow our proprietary distribution network at an increasing pace over the next few years to capitalize on our well positioned high value products.

 During the fourth quarter of fiscal 2004, we were required to include in our consolidated financial statements several of our La-Z-Boy Furniture Galleries® stores, which are owned and operated by independent dealers. This requirement was due to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities” (“VIEs”) ("FIN 46").  We have determined that a limited number of independent dealers are VIEs, of which, under FIN 46, we are deemed the primary beneficiary, and accordingly we began including them in our consolidated financial statements as of April 24, 2004.  The extraordinary gain of $1.1 million ($0.7 million net of income taxes), is a result of the application of purchase accounting relating to the acquisition of a previously consolidated VIE.

Over the last few years we have been gradually transitioning from a domestic producer of casegood products to primarily an importer and marketer.  In the first quarter we continued to right-size our casegoods manufacturing capacities as we announced plans to close two of our Pennsylvania House facilities and a Kincaid facility in Hudson, NC. With the change in world wide supply, we were no longer competitive and it became necessary to close our Pennsylvania House plants.  It is anticipated that upon completion of these residential casegoods plant closings, approximately 75% of our residential casegoods finished goods will be imported.  We expect that once the transition is complete, we will have competitively priced quality products to market under several already established brand names over a wide distribution network.

Results of Operations

Analysis of Operations: Quarter Ended October 23, 2004
(Second Quarter 2005 compared with 2004)

(Unaudited, amounts in thousands, except per share amounts)	Quarter ended
	10/23/04	10/25/03	Percent change
Upholstery sales	$411,499	$392,610	4.8%
Casegoods sales	114,169	119,621	-4.6%
Other/eliminations	8,002	(1,213)	N/M
Consolidated sales	$533,670	$511,018	4.4%

Consolidated gross profit	$122,517	$114,785	6.7%
Consolidated gross margin	23.0%	22.5%

Consolidated S, G&A	$106,399	$87,727	21.3%
S,G&A as a percent of sales	19.9%	17.2%

Upholstery operating income	$27,268	$32,446	-16.0%
Casegoods operating income	80	2,002	-96.0%
Corporate/other	(10,481)	(5,414)	-93.6%
Restructuring	(749)	(1,976)	62.1%
Consolidated operating income	$16,118	$27,058	-40.4%

Upholstery operating margin	6.6%	8.3%
Casegoods operating margin	0.1%	1.7%
Consolidated operating margin	3.0%	5.3%

Net income	$8,860	$15,177	-41.6%

Diluted earnings per share	$0.17	$0.28	-39.3%

N/M – not meaningful

Our consolidated sales increased primarily from Upholstery Group sales and the consolidation of the VIEs.   This increase was partially offset by the Casegoods Group sales volume decrease.  Included in corporate and other are the VIEs, which we began consolidating at the end of fiscal 2004.  The VIEs accounted for $9.7 million of the $22.7 million overall increase in sales.  Our consolidated sales for the 2005 second quarter increased, although our consolidated customer orders were flat when compared to the 2004 second fiscal quarter.  Upholstery orders for the second quarter were up 1.3% and Casegoods orders were down 3.0% in comparison to the prior year’s second quarter.

Upholstery Group sales increased based on the strength of the La-Z-Boy Branded product sold through general furniture dealers as well as the La-Z-Boy Furniture Galleries® store system.  Although most of our La-Z-Boy Furniture Galleries® stores are independently owned, we do track the sales activity of the total store system to monitor retail activity.  This information is on a calendar quarter basis, versus our reporting periods which are on a fiscal basis.  For the calendar third quarter, La-Z-Boy Furniture Galleries® store system comparable same store sales were flat and the overall store system (including newly opened stores) sales increased by approximately 3.4%. In regards to company owned stores, we have opened or acquired several company-operated stores since October of last fiscal year.  The Baltimore stores, which we acquired in the fourth quarter of fiscal 2004, accounted for approximately 10% of the Upholstery Group increase.

Casegoods Group sales decreased in the second quarter in comparison to the comparable prior year quarter. Over the last several quarters our casegoods contract business had posted significant declines due to the economic conditions within the hospitality industry. However, our contract business during the current second quarter rebounded by posting double digit growth over the second quarter of fiscal 2004.  The majority of the remaining Casegoods Group was still below our expectations.  There were several contributing factors to the decline in sales:

i)	Temporary logistic issues relating to the recent hurricanes on the east coast.

ii)	Anti-dumping uncertainties have temporarily disrupted our flow of imports.

iii)	Retailers are also buying direct from China and other countries to procure furniture for their retail operations. According to an industry trade publication Furniture/Today survey, 72% of large retailers and 28% of small stores will import directly in calendar 2004.

iv)	Exporting directly to the United States has grown with the emergence of furniture manufacturing in China and other countries in the last several years causing increased competition.

To keep pace with the changing casegoods industry over the past three years we have decreased our casegoods domestic manufacturing capacity by approximately two-thirds of the original capacity.

Our gross profit as a percent of sales (“gross margin”) increased 0.5 percentage points, which was mainly due to our requirement to begin consolidating our VIEs beginning this fiscal year.  The VIEs have a larger gross margin which contributed a 1.5 percentage point increase to our gross margin.  Notwithstanding the increase in our margins due to the VIEs, our remaining businesses’ gross margin was down in the second quarter of fiscal 2005 in comparison to the prior year second quarter due to escalating prices in raw materials such as steel and lumber.  Steel prices for our recliner mechanisms, springs, fasteners and other metal parts increased our cost of sales by approximately 1.0% of net sales compared to the previous year’s costs.  The increased cost of plywood negatively affected our gross profit by approximately 0.3% of net sales. The escalating steel and lumber prices increased our raw material costs more significantly than anticipated, which was further aggravated by the heavier concentration of upholstery as a percentage of our overall business.  This was magnified by the relatively large portion of recliners within our upholstery business mix which requires more steel because of the recliner mechanism. When coupled with advanced customer orders anticipating our product price increases, our backlog during the quarter did not mature to the new pricing as quickly as we expected and we absorbed the vast majority of these increases.  We are continuing to take price increases where necessary to combat increases in raw material costs.  Our gross margin has also been negatively impacted over the last few years by price deflation in Casegoods furniture. Also during the fiscal 2005 first quarter we announced the closure of the Pennsylvania House plants.  In the second quarter, Pennsylvania House experienced significant manufacturing inefficiencies relating to the scheduled closures of the plants, which will occur during the third quarter.  There were additional costs due to the transition of moving product overseas or to other domestic manufacturers.

Selling, general and administrative expenses (“S,G&A”) increased in the second quarter of fiscal 2005 compared to the prior year second quarter, both in dollar amount and as a percent of sales.  As a result of opening several new stores and acquiring four new stores in comparison to last year, our S,G&A has increased primarily from rent and selling expenses in our retail operations.  Also, the consolidation of the VIEs has added to our S,G&A costs in dollars as well as a percent of sales.  Our non-retail based operation’s S,G&A expense for the 2005 fiscal second quarter was flat in terms of percentage when compared to the prior year second quarter.  The retail and VIE operations have a higher gross margin but they also have a higher S,G&A percentage than our manufacturing operations.   Since retail operations by nature have a higher S,G&A concentration, our consolidated S,G&A as a percent of sales increased due to the expansion of our retail operations and the VIEs that we are now required to consolidate.

The operating margins at our Upholstery and Casegoods Group were both adversely affected by the increase in our raw material costs.  A majority of our upholstery companies announced price increases during our April 2004 market as well as during the summer, but those higher sales prices will not have a significant impact on our margins until the third fiscal quarter of 2005.  The operating margin in our Upholstery Group was also impacted by the increase in S,G&A at our retail operations.  The operating margin for both fiscal years was negatively impacted by restructuring costs.  The operating margin for the second quarter of fiscal 2005 was 3.0% and included 0.1 percentage points of restructuring costs.  The fiscal 2004 second quarter operating margin was 5.3% and included 0.4 percentage points of restructuring costs.  Corporate/other operating profit decreased by $5.1 million, 55% of which was due to VIEs.

Interest expense for the 2005 second quarter was lower than the 2004 second quarter due mainly to a decrease in our effective interest rate.  Our weighted average debt increased over last year second quarter due to our increase in short-term borrowings.  However, we took advantage of lower rates on our short-term borrowings during our fiscal 2005 second quarter.

Our effective tax rate was 38% in both fiscal 2005 and fiscal 2004.

We purchased a significant amount of stock in fiscal 2004 which lowered our diluted weighted average shares outstanding in fiscal 2005 in comparison to fiscal 2004 second quarter.  The decrease in diluted weighted average shares increased diluted earnings per share of $0.01 in the current second quarter.

Analysis of Operations: Six Months Ended October 23, 2004
(First Six Months of 2005 compared with 2004)

(Unaudited, amounts in thousands, except per share amounts)	Six months ended
	10/23/04	10/25/03	Percent change
Upholstery sales	$760,000	$728,489	4.3%
Casegoods sales	219,883	236,130	-6.9%
Other	20,158	(2,129)	N/M
Consolidated sales	$1,000,041	$962,490	3.9%

Consolidated gross profit	$218,339	$207,503	5.2%
Consolidated gross margin	21.8%	21.6%

Consolidated S, G&A	$206,064	$169,146	21.8%
S,G&A as a percent of sales	20.6%	17.6%

Upholstery operating income	$41,115	$55,377	-25.8%
Casegoods operating income	580	3,077	-81.2%
Corporate/other	(18,271)	(11,848)	-54.2%
Restructuring	(11,149)	(8,249)	-35.2%
Consolidated operating income	$12,275	$38,357	-68.0%

Upholstery operating margin	5.4%	7.6%
Casegoods operating margin	0.3%	1.3%
Consolidated operating margin	1.2%	4.0%

Net income	$5,337	$20,980	-74.6%

Diluted earnings per share	$0.10	$0.38	-73.7%

N/M – not meaningful

Consolidated sales for the first six months of fiscal 2005 were up modestly in comparison to fiscal 2004. Included in our corporate and other group are the VIEs, which we began consolidating at the end of fiscal 2004.  The VIEs accounted for $23.3 million of the $37.6 million overall increase in sales.

Upholstery Group sales increased based on the strength of the La-Z-Boy Branded product, which includes our retail stores’ sales.  We acquired four stores in the fourth quarter of fiscal 2004 in the Baltimore region and we have opened several company-operated stores since the end of the second quarter in fiscal 2004.  The Baltimore acquisition accounted for approximately 12% of the Upholstery Group increase.

The Casegoods Group had experienced several quarters of double digit decline in sales.  However, in the last six months the Casegoods Group sales decline has started to level off.  Import pressures have driven a change in the composition of the Casegoods Group.  Over the past three years we have decreased our Casegoods Group manufacturing facilities by 78%.  While the pace of our casegoods sales decline appears to have been slowed, we are still in the transition mode as we began closing a few more domestic plants in the first quarter.  This transition to more imports is expected to have a temporary adverse effect on our sales for the first six months.  In addition, our import sales for the quarter were adversely affected by the hurricanes, which delayed shipments into domestic ports.  Another contributing factor was the uncertainty of the anti-dumping in the first quarter, which also disrupted the flow of imports in the second quarter.  The tariff ruling on Chinese manufacturers of bedroom furniture as discussed under Regulatory Developments is expected to have a minimal long-term effect on our Casegoods sales and profitability.

Our gross margin increased 0.2 percentage points, which was mainly due to our consolidating our VIEs beginning this fiscal year.  The VIEs have a higher gross margin which contributed a 1.8 percentage point increase to our gross margin.  Notwithstanding the increase in our margins due to the VIEs, our remaining businesses’ gross margin was down in the first six months of fiscal 2005 in comparison to the prior year first six months due to escalating prices in raw materials such as steel and lumber.  Steel for our recliner mechanisms, springs, fasteners and other metal parts increased our cost of sales for the first six months of fiscal 2005 by approximately 0.9% of net sales compared to the previous year six month's costs.  Steel prices have more than doubled from last year due to demand for steel from China, high energy costs, and the weak U.S. dollar. The cost impact was magnified by the relatively large portion of recliners within our upholstery business mix which require more steel because of the recliner mechanism. When coupled with advanced customer orders anticipating our product price increases, our backlog during the six months did not mature to the new pricing as quickly as we expected and we absorbed the vast majority of these increases. The cost of plywood, which mainly impacts our upholstered products, negatively affected our gross profit by approximately 0.4% of net sales.  We expect our sales price increases to somewhat offset raw material cost increases.

We had restructuring expense of $11.1 million and $8.2 million in the first six months of 2005 and 2004, respectively.  The decision was made in the first quarter of fiscal 2005 to close our two Pennsylvania House plants, one of our Kincaid plants, a satellite upholstery plant in Mississippi and an upholstery warehouse in North Carolina. We believe these closings will help offset the negative trends relating to the under-absorption of factory costs by increasing labor efficiencies and better absorbing fixed costs.

S,G&A increased in fiscal 2005 compared to the prior year, both in dollar amount and as a percent of sales.  We have increased the company owned retail operations since October of last year by opening new stores and acquiring some stores.  We currently have 38 company owned stores compared to 30 last year.  Additionally, we began consolidating several independently owned stores as VIEs at the end of fiscal 2004 due to the adoption of FIN 46.  The retail and VIE operations have a higher gross margin but they also have a higher S,G&A percentage than our manufacturing operations.   Since retail operations by nature have a higher S,G&A concentration, our consolidated S,G&A as a percent of sales increased due to the expansion of our retail operations and the VIEs that we are now required to consolidate.  Our non-retail based operation’s S,G&A expense in the first six months of fiscal 2005 was flat in terms of percentage when compared to the prior year six months.

Contributing to the lower operating margin were significant increases in raw material costs and higher S,G&A.  We anticipate that our price increases will mitigate some of the impact of raw material cost increases in the third quarter. The operating margin for both fiscal years was negatively impacted by restructuring costs.  The operating margin for fiscal 2005 was 1.2% of net sales and included 1.1 percentage points of restructuring costs.  The fiscal 2004 operating margin was 4.0% and included 0.8 percentage points of restructuring costs.

The decrease in the Upholstery Group operating margin was primarily due to the increase in S,G&A at our retail operations and the cost increases in certain raw materials, especially steel and plywood.

Our Casegoods Group operating margin was also negatively impacted by wood price increases.  Additionally, the decrease in sales contributed to the decrease in operating margin.  During the first quarter we announced the closure of our Pennsylvania House plants.  Pennsylvania House is transitioning to becoming mostly an importer from a hybrid of domestic manufacturing and importing.  During the second quarter Pennsylvania House had manufacturing inefficiencies due to the announced plant closings.

Corporate/other operating profit decreased by $6.4 million, 74% of which was due to VIEs.

Interest expense for the 2005 first six months was lower than the 2004 first six months due mainly to a decrease in our effective interest rate.  Our interest expense also decreased due to capitalization of interest in the first quarter relating to two major capital projects that are underway.

Our effective tax rate was 38% in both fiscal 2005 and fiscal 2004.

We purchased a significant amount of stock in fiscal 2004 which lowered the diluted weighted average shares outstanding in fiscal 2005 in comparison to fiscal 2004 first six months.  The decrease in diluted weighted average shares increased diluted earnings per share less than $0.01 in the first six months of the current year.

Liquidity and Capital Resources

Our total assets increased by 1.4% as compared to April 2004.  Our total debt increased by $44.0 million in comparison to the end of the 2004 fiscal year.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities.  These sources have been adequate for day-to-day operations, stock repurchases, dividends to shareholders and capital expenditures.  We expect these sources of liquidity to continue to be adequate for the future.  Capital expenditures for fiscal 2005 are planned at $30 million to $35 million compared to $31.6 million in fiscal 2004.  There are no material commitments for capital expenditures at October 23, 2004.  As of October 23, 2004, we had unused lines of credit and commitments of $140.1 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

(Unaudited amounts in thousands)	First six months ended
Cash Flows From (Used For)	10/23/04	10/25/03
Operating activities
Net income, depreciation and deferred taxes	$19,122	$36,860
Restructuring	11,149	8,249
Working capital and other	(54,360)	26,663

Investing activities	(15,432)	(13,601)

Subtotal	(39,521)	58,171

Financing activities
Repurchase of common stock	(2,476)	(42,220)
Net increase (decrease) in debt	43,985	(16,914)
Other financing activities and exchange rate changes	(7,193)	(3,267)

Net decrease in cash and equivalents	$(5,205)	$(4,230)

Operating activities

The decrease in 2005 operating cash flows over 2004 was due primarily to inventory and accounts receivable.  In fiscal 2005, inventories were a $33.9 million use of cash and in fiscal 2004 inventories were a $14.9 million source of cash.  The inventory was higher in fiscal 2005 mainly due to the following:  (i) higher production for our increased order level at the La-Z-Boy division; (ii) increased retail stores over the prior year period; (iii) increased sourcing for our Casegoods Group from overseas and (iv) improved order rates for our hospitality operations in the second quarter led to increased production and higher inventory levels.   Accounts receivable was a use of cash of $4.4 million and $21.0 million source of cash in fiscal 2005 and fiscal 2004, respectively.  The major contributing factor for receivables changing to a use of cash this year is due to the sales growth during the past six months being higher than the cash collection in comparison to last year.  Offsetting the decrease in operating cash flows during the second quarter was income tax refunds received during the fiscal 2005 second quarter.

Investing activities

During the first six months of fiscal 2005 and fiscal 2004, net cash used in investing activities was $15.4 million and $13.6 million, respectively. The increase in cash used for investing activities in fiscal 2005 primarily reflected higher capital expenditures

Financing activities

Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases.  In fiscal 2005 we had a source of cash from financing activities of $32.9 million. In contrast, in fiscal 2004 we had a use of cash from financing activities of $64.1 million. The change in cash flows from financing activities was due to the decrease in stock repurchases of $39.7 million in the first six months of fiscal 2005 in comparison to last year’s first six months.  We also had a net increase in debt of $44.0 million in fiscal 2005 first six months in comparison to the prior year’s comparable six months when we decreased debt by $16.9 million.

Our debt-to-capitalization percentage was 34.1% at October 23, 2004, 30.0% at April 24, 2004, and 26.1% at October 25, 2003.  Our debt-to-capitalization ratio is total debt as a percent of the sum of shareholders’ equity plus total debt.  We believe that the availability of funds under our unused lines of credit and the cash flows from operations are sufficient to fund our capital needs.  Management has targeted our debt-to-capitalization percentage to be in the mid-twenties range in order to effectively blend our cost of equity with the cost of debt.  The increase in our debt-to-capitalization percentage at the end of fiscal 2004 was mainly due to the write-down of trade names and goodwill and the consolidation of VIEs.  These two factors combined to raise our debt-to-capitalization percentage by 3.4 and 3.0 percentage points at October 23, 2004 and April 24, 2004, respectively.

Our debt-to-capitalization ratio continues to be above our targeted range mainly due to the largely non-cash charges taken during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.  Therefore, in the second quarter we did not repurchase any of our common stock.

The following table summarizes our contractual obligations of the types specified:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$232,038	$1,655	$5,284	$123,443	$101,656
Capital lease obligations	1,962	662	1,149	93	58
Operating lease obligations	176,063	23,349	46,278	38,370	68,066
Other long-term liabilities not
reflected on our balance sheet	3,324	1,500	1,618	156	50

Total contractual obligations	$413,387	$27,166	$54,329	$162,062	$169,830

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 24, 2004.  There were no new accounting pronouncements that had a material effect on our second quarter or our critical accounting policies.

Outlook

Consumer confidence has dropped in recent months leading up to the election. It is too early to decipher what effect the results of the election will have on consumer confidence during our third quarter.  While consumer confidence is an unknown, we believe our price increases will help offset some of the degradation of operating margins we had during the second quarter.  However, with steel prices remaining at record levels and the uncertainty of lumber prices, the outlook for improved margins in the furniture industry remains clouded for the third quarter.  Demand for steel, higher energy costs, and the weak U.S. dollar have all factored into steel prices more than doubling over last year and we do not anticipate much relief in the third quarter.  Demand from China’s rapidly expanding economy is a contributing factor to the increase in steel prices.  China is now the largest consumer of steel and its demand for steel is increasing, as evidenced by an increase of approximately 20% in consumption in 2003.  We do not anticipate seeing any relief in steel prices for the rest of the year. In light of consumer confidence, price increases and our high raw material costs, we expect our third quarter operating margins to be slightly below our second quarter and lower than the third quarter of last year.

We are still transitioning from our recent restructuring so we do not expect to see any significant improvements in the Casegoods Group until the transition is complete.  We remain optimistic that with our Casegoods Group shifting more domestic production to overseas manufacturers, we will begin to see positive signs from this Group in the future.  We expect that the Upholstery Group and Casegoods Group sales performance will be similar to the second quarter performance.  However, we believe that our contract business revenues during the third quarter will continue to improve in comparison to last year, which is a positive sign that our casegoods hospitality business may be recovering.

We are currently expecting sales for the January quarter to be flat to slightly up compared to last year’s third quarter, and we anticipate reported earnings for the third quarter to be in the range of $0.11 - $0.14 per diluted share, which includes restructuring of $0.01 per diluted share and a  $0.03 per diluted share loss on the VIEs, versus the $0.29 we earned per diluted share in the same quarter of fiscal 2004, which included a $0.01 restructuring charge.   We have VIEs—which are independent dealers that we do not own—that own several stores that we are required to consolidate due to an accounting interpretation that we adopted at the end of fiscal 2004.  Prior to and subsequent to adoption we have been evaluating these VIEs to determine whether these entities meet our financial objectives. The operating results of a portion of these VIEs are less than desirable and we have and are in the process of taking specific actions to rectify those operations’ results.

Our debt-to-capitalization ratio continues to be above our targeted range because of the largely non-cash charges taken during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005 and consolidation of our VIEs.  This ratio is expected to decrease in the subsequent quarters.  Although we will be opportunistic in execution of our stock repurchases, our prime focus is to bring our debt-to-capitalization ratio within our targeted range.

Regulatory Developments

In the summer of 2004, the United States Department of Commerce announced its preliminary ruling that Chinese manufacturers are dumping wood bedroom furniture in the U.S. market.  The preliminary duties on imports range from 4.9% to 198%.  More specifically, the seven largest Chinese bedroom manufacturers received varying duty rates ranging from 4.9% to 30.52% and 102 Chinese manufacturers received a 12.91% tariff rate.   The remaining Chinese manufacturers received a 198% tariff rate. In November, the Department of Commerce will make their final rate determination.  Subsequently, in December 2004, the International Trade Commission will determine if the rate should go into effect.  We import bedroom products from China; however, we do not anticipate the tariffs to have a significant effect on our Casegoods operations as a majority of our Chinese suppliers received tariff rates at or below 12.91%.  Additionally, the wood bedroom furniture only represents approximately 14.1% of our Casegoods Group sales, which equals 3.1% of our six month consolidated sales in fiscal 2005.

 The Sarbanes-Oxley Act of 2002 has introduced many new requirements regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act, beginning with our 2005 Annual Report, for management to report on the company's internal controls over financial reporting and for our registered public accountant to attest to this report. During fiscal 2004, we commenced actions to ensure our ability to comply with these requirements.  We expect to continue to devote substantial time and incur additional significant costs during fiscal 2005 to ensure compliance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our floating rate $150 million revolving credit facility under which we had $80 million borrowed at October 23, 2004.  In August 2004, we entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to negate the impact of changes in interest rates on our floating rate debt.  We believe that potential credit loss from counter-party non-performance is minimal.  The purpose of these swaps is to fix interest rates on a notional amount of $10 million of floating rate debt for a two year period at a blended rate of 3.05% plus our applicable borrowing spread on the floating rate debt.  Upon maturity of this swap, the debt under our revolving credit facility will be on a floating rate basis. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2005 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies was reduced through our use of foreign currency forward contracts from time to time. At October 23, 2004, we had foreign exchange forward contracts outstanding relating to the Canadian dollar. Substantially all of our imported purchased parts are denominated in U.S. dollars.  However, we also have risk if China allows its currency to float since it has been essentially fixed in relation to the U.S. dollar.  Today this currency issue cannot be hedged and we do not believe it will become a risk in our fiscal 2005 year. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2005.

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

PART II — OTHER INFORMATION

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2005, we sold shares of our common stock to our non-employee directors pursuant to our Restricted Stock Plan for Non-Employee Directors without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of the Act.  In accordance with the terms of the plan, we sold these shares to our non-employee directors upon their acceptance of awards granted to them to purchase shares at 25% of their fair market value on the date of grant.  The following table shows the date of each sale, the number of shares sold, and the per share and aggregate sales prices.

Date of Sale	Number of Shares Sold	Per Share Price	Aggregate Price
August 2004	12,000	$4.17	$50,040

September 2004	6,000	$4.17	25,020

Total:			$75,060

Our Board of Directors has authorized the repurchase of company stock.  On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock.  The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase.    As of October 23, 2004, 6.7 million additional shares could be purchased pursuant to this authorization.  As a result of our higher debt-to-capital ratio in fiscal 2005, our repurchase program may be at slower pace this year in comparison to fiscal 2004; but we have no commitments for repurchases. During the second quarter we did not purchase any company stock.

ITEM  4. RESULTS OF VOTES OF SECURITY HOLDERS

The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on August 10, 2004.  The shareholders elected four directors for three-year terms expiring in 2007 .

Election of Directors:	Shares Voted In Favor	Percent Shares In Favor	Shares Withheld

David K. Hehl	41,579,619	95%	2,271,168
Rocque E. Lipford	26,683,403	61%	17,167,384
Mel R. Martinez	41,315,047	94%	2,535,740
Jack L. Thompson	42,549,724	97%	1,301,063

Management Proposals:	Shares Voted in Favor	Shares Voted Against	Shares Abstained	Broker Non-votes
Approval of La-Z-Boy Incorporated 2004 Long-term Equity Award Plan	30,003,179	5,133,843	2,517,234	6,196,531

Ratification of selection of independent registered public accounting firm	42,809,592	704,085	337,110	--

ITEM 6. EXHIBITS

(11)	Statement of Computation of Per Share Earnings See note 4 to the financial statements included in this report.

(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(99.1)	Press Release dated November 9, 2004

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: November 9, 2004

BY: /S/Louis M. Riccio, Jr. —————————————— Louis M. Riccio, Jr. Corporate Controller On behalf of the registrant and as Chief Accounting Officer

Exhibit 31.1

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a)

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

(b)     [omitted]

(c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 9, 2004	/s/ Kurt L. Darrow Kurt L. Darrow Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a)

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

(b)     [omitted]

(c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 9, 2004	/s/ David M. Risley David M. Risley Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF EXECUTIVE OFFICERS PURSUANT TO 18 U.S.C. 1350*

Pursuant to 18 U.S.C. section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended October 23, 2004 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
November 9, 2004

/s/ David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
November 9, 2004

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 99.1

NEWS RELEASE

Contact:   Mark Stegeman                                                    (734) 241-4418                                                       mark.stegeman@la-z-boy.com

LA-Z-BOY REPORTS SECOND QUARTER OPERATING RESULTS

MONROE, MI. November 9, 2004 – La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported its operating results for the second fiscal quarter ended October 23, 2004. Net sales for the quarter were $534 million, up $23 million or 4.4% compared to a year earlier, with earnings of $0.17 per fully-diluted share. The quarter includes after-tax restructuring charges of $0.01 per share, an extraordinary gain of $0.01 per share, and $10 million of additional sales and an after-tax loss of $0.05 per share related to the consolidation of certain Variable Interest Entities (VIEs). These VIEs were not reflected in our results in the year earlier reporting periods. This quarter’s per share earnings compare against $0.28 per fully diluted share earned in the fiscal 2004 second quarter, including $0.02 per share of restructuring charges.

For the six months ended October 23, 2004 net sales were $1 billion, an increase of $38 million or 3.9% from the year earlier sales of $962 million. Fully diluted earnings per share for the first half totaled $0.10, including restructuring charges of $0.13 per share on an after-tax basis, an extraordinary gain of $0.01 per share, and $23 million of additional sales and an after-tax loss of $0.09 per share related to the consolidation of certain VIEs. This compares to $0.38 per share in the first half of fiscal 2004, including restructuring charges of $0.09 per share on an after-tax basis.

Operating margin for the most recent quarter was 3.0%, down from 5.3% a year earlier. This year’s fiscal second quarter included restructuring charges amounting to 0.1% of net sales versus 0.4% last year. First half fiscal 2005 operating margin was 1.2% including 1.1% of net sales for restructuring charges, down from 4.0% in the same period of fiscal 2004. Last year’s fiscal first half included restructuring charges amounting to 0.8% of net sales.

La-Z-Boy Incorporated President and CEO Kurt L. Darrow said, “In spite of challenging industry conditions we met our sales expectations for the quarter and are increasing market share with our La-Z-Boy branded business.” Operating margins were weaker than last year primarily as a result of three factors:

•	Continued and unprecedented increased raw material pricing coupled with our inability to immediately pass on these rising costs to our customers,

•	Operating losses from several retail VIEs and,

•	Significant unanticipated production inefficiencies at our Lewisburg, PA manufacturing facility of Pennsylvania House which we are in the process of closing.

He added, “During the second half of our fiscal year the increased material costs, including steel and plywood, should be partially offset by previously announced price increases to our customers.”

Upholstery Segment

The second quarter fiscal 2005 upholstery segment sales increased 4.8% from a year earlier and were up 4.3% through the first six months of the fiscal year. Darrow noted, “Our La-Z-Boy branded business experienced strong growth as we continue to increase market share through opening new distribution, new product offerings and the continued strength of executing our proprietary retail store strategy. The non-branded portion of our upholstery segment’s sales more closely mirrored the industry, experiencing softness in sales and difficulty initiating the price increases needed to offset raw material price increases. We continue to see encouraging trends in upholstery orders particularly in our branded upholstery business.” The upholstery segment operating margin for the quarter was 6.6% compared to a reported 8.3% for last year’s second quarter, while first half operating margin declined to 5.4% from 7.6% a year earlier.

Darrow continued, “During this quarter we continued to strengthen our proprietary distribution network of mostly independently operated La-Z-Boy Furniture Galleries® stores by opening new stores and converting existing stores to the “New Generation” format introduced in mid 2001. These stores are generating increased traffic levels, higher average sales per square foot and greater total sales volumes than the previous format stores. During our second quarter of fiscal 2005, two New Generation stores were opened and 11 were remodeled or relocated and three old format stores were closed bringing the total to 90 in this new format. Plans are to open 40 plus of these updated format stores during the current fiscal year, with over 20 of these being new stores and the remainder being store remodels or relocations. Thus far this year we have opened 22 of these new format stores. Currently, there are 324 stand-alone stores, of which 38 are company-owned.”

System-wide, the mostly independent La-Z-Boy Furniture Galleries® stores’ same store sales dollars were flat for the 2004 calendar third quarter and up 2.7% in the first nine months of calendar 2004. Total sales for the stores were up 3.4% for the calendar third quarter and up 6.6% in the first nine months of calendar 2004.

Casegoods Segment

Casegoods sales declined 4.6% from a year earlier for the October quarter and were down 6.9% through the first six months. The casegoods segment’s operating margin for the October 2005 quarter was 0.1% compared to 1.7% for last year and the first half operating margin declined to 0.3% from 1.3% a year earlier. Darrow commented, “Our casegoods sales trends, though still negative, have been steadily improving as several new product groups began to see good sell-through at retail. The contract portion of this segment, serving primarily the hospitality industry, is now beginning to demonstrate improving trends and appears to be entering the beginning stages of recovering from a prolonged severe downturn. We are extremely encouraged by recent order trends.”

He added, “Margins also were strained by the transition of our business model from primarily a domestic manufacturer to primarily an importer, marketer and distributor of casegoods and the continued pricing pressure from imports, rising material prices, and aggressive competitor promotions.”

Restructuring charge

As previously announced, we began the closure of several production facilities during our second fiscal quarter and expect that production will be phased out at the last facility during the third fiscal quarter. During the second quarter charges of $0.01 per diluted share on an after-tax basis were incurred representing severance and relocation costs.

FIN 46

FIN 46 requires us to consolidate certain Variable Interest Entities (VIEs) beginning April 2004 which is included in corporate and other. Certain of our independent dealers meet this criteria and the attached schedule outlines the impact and offers further explanation. Darrow mentioned, “The operating results of a portion of these VIEs is less than desirable and we have and are in the process of taking specific actions to rectify those operations’ results.” The extraordinary gain is a result of the application of purchase accounting relating to the acquisition of a previously consolidated VIE.

Balance sheet

During the quarter accounts receivable increased $56 million primarily reflecting higher sales volumes. Inventories increased $7 million primarily as a result of the shifting mix of business to imports and additional company owned retail locations.

Total debt at quarter end was $268 million, and the company’s second quarter debt-to-capitalization ratio was 34.1%. Darrow stated, “This ratio is higher than our targeted range of mid-twenties as a result of the write-down of trade names and goodwill in fiscal 2004‘s fourth quarter and the consolidation of VIEs which had a combined effect of increasing this ratio by 3.4 percentage points. Although management is opportunistic in execution of its stock repurchases, our prime focus is to bring our debt-to-capitalization ratio within our targeted range.” At quarter-end, 6.7 million shares remained available under the company’s existing stock repurchase authorization.

Business Outlook

Commenting on the business outlook, Darrow said, “We continue to face record high energy and raw material costs, rising interest rates, indifferent consumer confidence and are somewhat cautious about consumer discretionary spending in the coming months. Considering the current tone of the economy, in our third fiscal quarter we expect our sales to be even or slightly ahead compared to the prior year period, and we anticipate reported earnings for the third quarter to be in the range of $0.11 — $0.14 per diluted share, which includes restructuring charges of $0.01 and up to a $0.03 potential loss from the consolidation of VIEs. This would compare to the $0.29 we earned per diluted share in fiscal 2004‘s third quarter, which included $0.01 of restructuring charges.”

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

Additional Information

This news release is just one part of La-Z-Boy’s financial disclosures and should be read in conjunction with other information filed with the Securities and Exchange Commission, which is available at http://www.la-z-boy.com/about/investorRelations/sec_filings.aspx. Investors and others wishing to be notified of future La-Z-Boy news releases, SEC filings and quarterly investor conference calls may sign up at:

http://www.la-z-boy.com/about/investorRelations/IR_email_alerts.aspx.

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

The corporation’s vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 324 stand-alone La-Z-Boy Furniture Galleries® stores and 337 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry’s fourth largest U.S. furniture retailer and the second largest single source furniture retailer. Additional information is available at http://www.la-z-boy.com/.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Second Quarter Ended
			% Over	Percent of Sales
	10/23/04	10/25/03	(Under)	10/23/04	10/25/03
Sales	$533,670	$511,018	4.4%	100.0%	100.0%

Cost of sales
Cost of goods sold	410,404	394,257	4.1%	76.9%	77.2%
Restructuring	749	1,976	-62.1%	0.1%	0.4%

Total cost of sales	411,153	396,233	3.8%	77.0%	77.5%

Gross profit	122,517	114,785	6.7%	23.0%	22.5%
Selling, general and administrative	106,399	87,727	21.3%	19.9%	17.2%

Operating income	16,118	27,058	-40.4%	3.0%	5.3%
Interest expense	2,607	3,026	-13.8%	0.5%	0.6%
Other income (expense), net	(353)	448	-178.8%	--	0.1%

Pre-tax income	13,158	24,480	-46.3%	2.5%	4.8%
Income tax expense	5,000	9,303	-46.3%	38.0%*	38.0%*

Income before extraordinary item	8,158	15,177	-46.2%	1.5%	3.0%
Extraordinary gain, net of income tax expense of $430	702	--	N/M	0.1%	--

Net income	$8,860	$15,177	-41.6%	1.7%	3.0%

Basic weighted average shares	52,040	54,159

Basic income per share before extraordinary gain	$0.16	$0.28
Extraordinary gain per share	0.01	--

Basic net income per share	$0.17	$0.28

Diluted weighted average shares	52,101	54,339

Diluted income per share before extraordinary gain	$0.16	$0.28
Extraordinary gain per share	0.01	--

Diluted net income per share	$0.17	$0.28

Dividends paid per share	$0.11	$0.10

*As a percent of pre-tax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Six Months Ended
			% Over	Percent of Sales
	10/23/04	10/25/03	(Under)	10/23/04	10/25/03
Sales	$1,000,041	$962,490	3.9%	100.0%	100.0%

Cost of sales
Cost of goods sold	770,553	746,738	3.2%	77.1%	77.6%
Restructuring	11,149	8,249	35.2%	1.1%	0.8%

Total cost of sales	781,702	754,987	3.5%	78.2%	78.4%

Gross profit	218,339	207,503	5.2%	21.8%	21.6%
Selling, general and administrative	206,064	169,146	21.8%	20.6%	17.6%

Operating income	12,275	38,357	-68.0%	1.2%	4.0%
Interest expense	4,816	6,239	-22.8%	0.5%	0.6%
Other income, net	17	1,720	-99.0%	--	0.1%

Pre-tax income	7,476	33,838	-77.9%	0.7%	3.5%
Income tax expense	2,841	12,858	-77.9%	38.0%*	38.0%*

Income before extraordinary item	4,635	20,980	-77.9%	0.5%	2.2%
Extraordinary gain, net of income tax expense of $430	702	--	N/M	--	--

Net Income	$5,337	$20,980	-74.6%	0.5%	2.2%

Basic weighted average shares	52,003	54,444

Basic income per share before extraordinary gain	$0.09	$0.39
Extraordinary gain per share	0.01	--

Basic net income per share	$0.10	$0.39

Diluted weighted average shares	52,062	54,627

Diluted income per share before extraordinary gain	$0.09	$0.38
Extraordinary gain per share	0.01	--

Diluted net income per share	$0.10	$0.38

Dividends paid per share	$0.22	$0.20

*As a percent of pre-tax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	10/23/04	10/25/03	Dollars	Percent	4/24/04
Current assets
Cash and equivalents	$28,677	$24,587	$4,090	16.6%	$33,882
Receivables, net	306,386	320,527	(14,141)	-4.4%	299,801
Inventories, net	282,470	237,655	44,815	18.9%	250,568
Deferred income taxes	38,108	37,057	1,051	2.8%	37,969
Other current assets	21,088	19,411	1,677	8.6%	31,454

Total current assets	676,729	639,237	37,492	5.9%	653,674
Property, plant and equipment, net	207,447	202,148	5,299	2.6%	212,739
Goodwill	68,544	78,807	(10,263)	-13.0%	68,116
Trade names	27,889	71,144	(43,255)	-60.8%	27,889
Other long-term assets	81,348	86,929	(5,581)	-6.4%	85,078

Total assets	$1,061,957	$1,078,265	$(16,308)	-1.5%	$1,047,496

Current liabilities
Short-term borrowings	$33,686	$6,000	$27,686	461.4%	$37,219
Current portion of long-term
debt and capital leases	3,018	4,902	(1,884)	-38.4%	5,344
Accounts payable	86,716	81,259	5,457	6.7%	93,298
Accrued expenses and other
current liabilities	126,992	126,244	748	0.6%	147,460

Total current liabilities	250,412	218,405	32,007	14.7%	283,321
Long-term debt and capital leases	231,652	196,174	35,478	18.1%	181,807
Deferred income taxes	20,143	37,494	(17,351)	-46.3%	20,219
Other long-term liabilities	41,462	38,446	3,016	7.8%	39,821
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	52,088	53,408	(1,320)	-2.5%	52,031
Capital in excess of par value	214,962	215,807	(845)	-0.4%	216,156
Retained earnings	250,434	318,306	(67,872)	-21.3%	253,012
Unearned compensation	(1,938)	--	(1,938)	N/M	--
Accumulated other comprehensive income	2,742	225	2,517	N/M	1,129

Total shareholders' equity	518,288	587,746	(69,458)	-11.8%	522,328

Total liabilities and
shareholders' equity	$1,061,957	$1,078,265	$(16,308)	-1.5%	$1,047,496

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Second Quarter Ended		Six Months Ended
	10/23/04	10/25/03	10/23/04	10/25/03
Cash flows from operating activities
Net income	$8,860	$15,177	$5,337	$20,980
Adjustments to reconcile net income to
cash provided by operating activities
Extraordinary gain	(702)	--	(702)	--
Restructuring	749	1,976	11,149	8,249
Depreciation and amortization	7,092	7,326	14,000	14,637
Change in receivables	(55,811)	(22,926)	(4,371)	21,029
Change in inventories	(6,618)	4,363	(33,902)	14,882
Change in payables	1,530	33,248	(6,582)	2,328
Change in other assets and liabilities	21,040	15,044	(8,803)	(11,576)
Change in deferred taxes	4,712	1,035	(215)	1,243

Total adjustments	(28,008)	40,066	(29,426)	50,792

Net cash provided by (used for) operating activities	(19,148)	55,243	(24,089)	71,772

Cash flows from investing activities
Proceeds from disposals of assets	5,329	1,598	5,597	1,772
Capital expenditures	(7,705)	(7,773)	(17,179)	(14,626)
Change in other long-term assets	(3,055)	(4,304)	(3,850)	(747)

Net cash used for investing activities	(5,431)	(10,479)	(15,432)	(13,601)

Cash flows from financing activities
Proceeds from debt	32,499	6,603	102,242	6,922
Payments on debt	(4,841)	(23,570)	(58,257)	(23,836)
Stock issued for stock option and employee benefits plans	1,275	1,566	2,757	6,012
Repurchase of common stock	--	(28,803)	(2,476)	(42,220)
Dividends paid	(5,723)	(5,501)	(11,372)	(10,987)

Net cash provided by (used for) financing activities	23,210	(49,705)	32,894	(64,109)
Effect of exchange rate changes on cash and
equivalents	1,081	1,106	1,422	1,708

Net decrease in cash and equivalents	(288)	(3,835)	(5,205)	(4,230)
Cash and equivalents at beginning of period	28,965	28,422	33,882	28,817

Cash and equivalents at end of period	$28,677	$24,587	$28,677	$24,587

Cash paid (net of refunds) during period - income taxes	$(1,016)	$9,135	$6,398	$10,493

Cash paid during period - interest	$1,508	$2,648	$4,060	$6,440

LA-Z-BOY INCORPORATED
Impact of FIN46 on Consolidation

	10/23/04
(Unaudited, amounts in thousands)	VIEs	Consolidated
Assets
Cash and cash equivalents	$2,047		$28,677
Accounts receivable, net	(22,769)	(1)	306,386
Inventories, net	11,770		282,470
Deferred income taxes	5,443		38,108
Other current assets	1,502		21,088

Total current assets	(2,007)		676,729
Property, plant and equipment, net	8,573		207,447
Intangibles	7,714		96,433
Other long-term assets	(14,707)	(1)	81,348

Total assets	$(427)		$1,061,957

Liabilities and shareholders' equity
Short-term borrowings	$--		$33,686
Current portion of long-term debt and capital leases	1,429		3,018
Accounts payable	2,635		86,716
Other current liabilities	2,265		126,992

Total current liabilities	6,329		250,412
Long-term debt and capital leases	6,685		231,652
Deferred income taxes	--		20,143
Other long-term liabilities	141		41,462
Shareholders' equity (deficit)	(13,582)		518,288

Total liabilities and shareholders' equity	$(427)		$1,061,957

(1) Reflects the elimination of intercompany accounts and notes receivable.

	Second Quarter Ended 10/23/04			Six Months Ended 10/23/04
(Unaudited, amounts in thousands)	VIEs		Consolidated	VIEs		Consolidated
Sales	$9,654	(2)	$533,670	$23,295	(2)	$1,000,041

Cost of sales
Cost of goods sold	(266	) (2)	410,404	676	(2)	770,553
Restructuring	--		749	--		11,149

Total cost of sales	(266)		411,153	676		781,702

Gross profit	9,920		122,517	22,619		218,339
Selling, general and administrative	12,712		106,399	27,388		206,064

Operating income (loss)	(2,792)		16,118	(4,769)		12,275

Interest expense	69		2,607	236		4,816

Other income (expense), net	(1,093	) (3)	(353)	(2,387	) (3)	17

Pre-tax income (loss)	(3,954)		13,158	(7,392)		7,476

Income tax expense (benefit)	(1,503)		5,000	(2,809)		2,841

Income (loss) before extraordinary item	(2,451)		8,158	(4,583)		4,635
Extraordinary gain, net of income taxes of $430	--		702	--		702

Net income (loss)	$(2,451)		$8,860	$(4,583)		$5,337

(2) Reflects the elimination of intercompany sales and cost of sales.
(3) Incorporates the elimination of intercompany interest income and interest expense.

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support, however, there are certain independent dealers that we have determined may not have sufficient equity. Based on the criteria for consolidation of VIEs, we have determined that several dealers are VIEs of which, under FIN 46, we are deemed the primary beneficiary.   The operating results of the consolidated VIEs negatively impacted our diluted earnings per share by $0.05 and $0.09 for the second quarter and first six months of fiscal 2005, respectively.  Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $17.5 million.  The extraordinary gain of $1.1 million ($0.7 million net of income taxes), is a result of the application of purchase accounting relating to the acquisition of a previously consolidated VIE.

In prior years, we have evaluated the collectibility of our trade accounts receivable from our independent dealers and we have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees. There are no VIEs consolidated in our fiscal 2004 second quarter financial statements.  The table above shows the impact of this standard on our consolidated balance sheet and statement of income as of October 23, 2004.  The amounts reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.