Form 10-Q
period 2005-01-22
LA-Z-BOY INC
filed 2005-02-08
CIK 57131

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED  January 22, 2005  COMMISSION FILE NUMBER 1-9656

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

                                                      Yes   X                                                       No

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the last practicable date:

                       Class                                                                         Outstanding at January 22, 2005
Common Shares, $1.00 par value                                                                      52,166,964

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2005

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Income	3-4
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders' Equity	7
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	8
Note 2. Interim Results	8
Note 3. Reclassification	8
Note 4. Earnings per Share	8
Note 5. Inventories	9
Note 6. Restructuring	9-10
Note 7. Segment Information	10
Note 8. Goodwill and Other Intangible Assets	11
Note 9. Stock Option Plans	11
Note 10. Financial Guarantees and Product Warranties	11-12
Note 11. Variable Interest Entities	12-14
Note 12. Pension Plans	14

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking
Statements	15
Introduction	15-16
Results of Operations	16-19
Liquidity and Capital Resources	20
Critical Accounting Policies	21
Outlook	21
Regulatory Developments	22
Recent Accounting Pronouncements	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6. Exhibits	23

Signature Page	24

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Third Quarter Ended
			% Over	Percent of Sales
	1/22/05	1/24/04	(Under)	1/22/05	1/24/04
Sales	$518,160	$492,167	5.3%	100.0%	100.0%

Cost of sales
Cost of goods sold	393,743	382,865	2.8%	76.0%	77.8%
Restructuring	2,252	1,244	81.0%	0.4%	0.3%

Total cost of sales	395,995	384,109	3.1%	76.4%	78.0%

Gross profit	122,165	108,058	13.1%	23.6%	22.0%
Selling, general and administrative	101,911	82,018	24.3%	19.7%	16.7%

Operating income	20,254	26,040	-22.2%	3.9%	5.3%
Interest expense	2,684	2,697	-0.5%	0.5%	0.5%
Other income, net	321	1,301	-75.3%	0.1%	0.3%

Pre-tax income	17,891	24,644	-27.4%	3.5%	5.0%
Income tax expense	6,799	9,365	-27.4%	38.0%*	38.0%*

Net income	$11,092	$15,279	-27.4%	2.1%	3.1%

Basic weighted average shares	52,122	52,825

Basic net income per share	$0.21	$0.29

Diluted weighted average shares	52,193	52,931

Diluted net income per share	$0.21	$0.29

Dividends paid per share	$0.11	$0.10

*As a percent of pre-tax income, not sales.

      The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Nine Months Ended
			% Over	Percent of Sales
	1/22/05	1/24/04	(Under)	1/22/05	1/24/04
Sales	$1,518,201	$1,454,657	4.4%	100.0%	100.0%

Cost of sales
Cost of goods sold	1,164,296	1,129,603	3.1%	76.7%	77.7%
Restructuring	13,401	9,493	41.2%	0.9%	0.7%

Total cost of sales	1,177,697	1,139,096	3.4%	77.6%	78.3%

Gross profit	340,504	315,561	7.9%	22.4%	21.7%
Selling, general and administrative	307,975	251,164	22.6%	20.3%	17.3%

Operating income	32,529	64,397	-49.5%	2.1%	4.4%
Interest expense	7,500	8,936	-16.1%	0.5%	0.6%
Other income, net	338	3,021	-88.8%	--	0.2%

Pre-tax income	25,367	58,482	-56.6%	1.7%	4.0%
Income tax expense	9,640	22,223	-56.6%	38.0%*	38.0%*

Income before extraordinary item	15,727	36,259	-56.6%	1.0%	2.5%
Extraordinary gain, net of income tax expense of $430	702	--	N/M	--	--

Net income	$16,429	$36,259	-54.7%	1.1%	2.5%

Basic weighted average shares	52,043	53,904

Basic income per share before extraordinary gain	$0.30	$0.67
Extraordinary gain per share	0.01	--

Basic net income per share	$0.31	$0.67

Diluted weighted average shares	52,100	54,066

Diluted income per share before extraordinary gain	$0.30	$0.67
Extraordinary gain per share	0.01	--

Diluted net income per share	$0.31	$0.67

Dividends paid per share	$0.33	$0.30

N/M = not meaningful

*As a percent of pre-tax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	1/22/05	1/24/04	Dollars	Percent	4/24/04
Current assets
Cash and equivalents	$25,994	$25,774	$220	0.9%	$33,882
Receivables, net	278,269	295,148	(16,879)	-5.7%	299,801
Inventories, net	272,922	228,954	43,968	19.2%	250,568
Deferred income taxes	38,961	35,897	3,064	8.5%	37,969
Other current assets	20,558	16,880	3,678	21.8%	31,454

Total current assets	636,704	602,653	34,051	5.7%	653,674
Property, plant and equipment, net	209,920	201,398	8,522	4.2%	212,739
Goodwill	68,615	78,807	(10,192)	-12.9%	68,116
Trade names	27,889	71,144	(43,255)	-60.8%	27,889
Other long-term assets	84,367	89,498	(5,131)	-5.7%	85,078

Total assets	$1,027,495	$1,043,500	$(16,005)	-1.5%	$1,047,496

Current liabilities
Short-term borrowings	$11,500	$3,000	$8,500	283.3%	$37,219
Current portion of long-term
debt and capital leases	2,776	4,893	(2,117)	-43.3%	5,344
Accounts payable	72,618	69,475	3,143	4.5%	93,298
Accrued expenses and other
current liabilities	122,148	121,017	1,131	0.9%	147,460

Total current liabilities	209,042	198,385	10,657	5.4%	283,321
Long-term debt and capital leases	229,158	185,903	43,255	23.3%	181,807
Deferred income taxes	20,329	38,154	(17,825)	-46.7%	20,219
Other long-term liabilities	42,813	37,641	5,172	13.7%	39,821
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	52,167	52,584	(417)	-0.8%	52,031
Capital in excess of par value	214,538	215,738	(1,200)	-0.6%	216,156
Retained earnings	257,099	312,287	(55,188)	-17.7%	253,012
Unearned compensation	(1,683)	--	(1,683)	N/M	--
Accumulated other comprehensive income	4,032	2,808	1,224	43.6%	1,129

Total shareholders' equity	526,153	583,417	(57,264)	-9.8%	522,328

Total liabilities and
shareholders' equity	$1,027,495	$1,043,500	$(16,005)	-1.5%	$1,047,496

        N/M = not meaningful

       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Third Quarter Ended		Nine Months Ended
	1/22//05	1/24/04	1/22/05	1/24/04
Cash flows from operating activities
Net income	$11,092	$15,279	$16,429	$36,259
Adjustments to reconcile net income to
cash provided by operating activities
Extraordinary gain	--	--	(702)	--
Restructuring	2,252	1,244	13,401	9,493
Depreciation and amortization	7,154	7,193	21,154	21,830
Change in receivables	27,596	23,833	23,225	44,862
Change in inventories	9,098	8,701	(24,804)	23,583
Change in payables	(14,098)	(11,784)	(20,680)	(9,456)
Change in other assets and liabilities	(4,447)	(3,256)	(13,250)	(14,832)
Change in deferred taxes	(667)	1,820	(882)	3,063

Total adjustments	26,888	27,751	(2,538)	78,543

Net cash provided by operating activities	37,980	43,030	13,891	114,802

Cash flows from investing activities
Proceeds from disposals of assets	8	196	5,605	1,968
Capital expenditures	(9,833)	(6,409)	(27,012)	(21,035)
Change in other long-term assets	(1,300)	15	(5,150)	(732)

Net cash used for investing activities	(11,125)	(6,198)	(26,557)	(19,799)

Cash flows from financing activities
Proceeds from debt	3,746	5,544	105,988	12,466
Payments on debt	(28,668)	(18,825)	(86,925)	(42,661)
Stock issued for stock option and employee benefits plans	1,124	246	3,881	6,258
Repurchase of common stock	--	(17,158)	(2,476)	(59,378)
Dividends paid	(5,743)	(5,279)	(17,115)	(16,266)

Net cash provided by (used for) financing activities	(29,541)	(35,472)	3,353	(99,581)
Effect of exchange rate changes on cash and
equivalents	3	(173)	1,425	1,535

Net increase (decrease) in cash and equivalents	(2,683)	1,187	(7,888)	(3,043)
Cash and equivalents at beginning of period	28,677	24,587	33,882	28,817

Cash and equivalents at end of period	$25,994	$25,774	$25,994	$25,774

Cash paid (net of refunds) during period - income taxes	$10,655	$11,150	$17,053	$21,643
Cash paid during period - interest	$2,772	$3,567	$6,832	$10,007

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Unearned compensation	Accumulated other comprehensive income (loss)	Total
At April 26, 2003	$55,027	$216,081	$342,628	$--	$(3,797)	$609,939
Repurchases of common stock	(3,379)		(69,130)			(72,509)
Stock issued for stock options
and employee benefit plans	383	(493)	6,824			6,714
Tax benefit from exercise of options		568				568
Dividends paid			(21,514)			(21,514)
Comprehensive income (loss)
Net loss			(5,796)
Unrealized gain on marketable
securities, net of taxes					2,475
Realization of gains on marketable
securities, net of taxes					(525)
Additional minimum pension liability,
net of taxes					(457)
Translation adjustment					1,870
Change in fair value of cash
flow hedges, net of taxes					1,563
Total comprehensive loss						(870)

At April 24, 2004	52,031	216,156	253,012	--	1,129	522,328
Repurchases of common stock	(120)		(2,356)			(2,476)
Stock issued for stock options
and employee benefit plans	256	(1,618)	7,129	(1,886)		3,881
Amortization of unearned compensation				203		203
Dividends paid			(17,115)			(17,115)
Comprehensive income (loss)
Net income			16,429
Unrealized loss on marketable
securities, net of taxes					(126)
Realization of gains on marketable
securities, net of taxes					(65)
Translation adjustment					3,074
Change in fair value of cash
flow hedges, net of taxes					20
Total comprehensive income						19,332

At January 22, 2005	$52,167	$214,538	$257,099	$(1,683)	$4,032	$526,153

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

Note 4: Net Income per Share

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

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/05	1/24/04	1/22/05	1/24/04
Weighted average common shares
outstanding (basic)	52,122	52,825	52,043	53,904
Effect of options	71	106	57	162

Weighted average common shares
outstanding (diluted)	52,193	52,931	52,100	54,066

The weighted average common shares outstanding for diluted earnings per share calculation at January 22, 2005 and January 24, 2004 excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the price of our stock at the end of each period. These options are excluded due to their antidilutive effect.

Note 5: Inventories

      A summary of inventory follows:

(Unaudited, amounts in thousands)	1/22/05	1/24/04	4/24/04
Raw materials	$72,897	$74,988	$74,162
Work in progress	62,408	50,837	53,860
Finished goods	154,897	116,701	138,500

FIFO inventories	290,202	242,526	266,522
Excess of FIFO over LIFO	(17,280)	(13,572)	(15,954)

Inventories, net	$272,922	$228,954	$250,568

Note 6: Restructuring

In the first quarter of fiscal 2005, the decision was made to close three casegoods facilities, an upholstery plant and an upholstery warehouse.  The casegoods facilities were closed as a result of continued underutilization of our domestic casegoods facilities due to an increase in our importing of product from overseas.  The upholstery plant was closed and production was absorbed in another upholstery facility resulting in better production efficiencies.   The casegoods plants were closed in the third quarter.  Approximately 525 jobs will be eliminated as a result of these closures once these facilities are closed.

During the first nine months of fiscal 2005, pre-tax restructuring charges were $13.4 million or $0.16 per diluted share covering the following:  write-down of certain fixed assets, the write-down of certain inventories, payment of severance and benefits and other costs related to the shut down.  We expect to dispose of these plants by sale or abandonment if a sale is not practical.  This restructuring is expected to result in pre-tax charges to cost of sales of approximately $14.2 million or $0.17 per diluted share on an after-tax basis for the 2005 fiscal year.   These charges are slightly higher than originally anticipated due to increased severance expense caused by labor issues necessary to complete the planned production at these facilities in addition to a higher than expected inventory write-down.  The write-down was accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Severance costs and other costs are being expensed as incurred throughout the current fiscal year in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  There are 77 employees remaining at these facilities.

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

		Fiscal 2005
(Unaudited, amounts in thousands)	4/24/04 Balance	Charges to Expense	Cash Payments or Asset Write-offs	1/22/05 Balance
Fixed asset write-downs	$--	$8,850	$(8,850)	$--
Severance and benefit related costs	329	1,313	(1,604)	38
Inventory write-downs	--	2,450	(2,450)	--
Other	174	788	(962)	--

Total restructuring	$503	$13,401	$(13,866)	$38

		Fiscal 2004
(Unaudited, amounts in thousands)	4/26/03 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/24/04 Balance
Fixed asset write-downs	$--	$4,256	$(4,256)	$--
Severance and benefit related costs	313	1,389	(1,373)	329
Inventory write-downs	--	1,729	(1,729)	--
Other	543	3,067	(3,436)	174

Total restructuring	$856	$10,441	$(10,794)	$503

 Note 7: Segment Information

Our reportable operating segments are the Upholstery Group and the Casegoods Group.

	Third Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands)	1/22/05		1/24/04	1/22/05		1/24/04
Sales
Upholstery segment	$393,272		$385,511	$1,153,272		$1,114,000
Casegoods segment	111,918		107,899	331,801		344,029
Eliminations/Other	12,970	*	(1,243)	33,128	*	(3,372)

Consolidated	$518,160		$492,167	$1,518,201		$1,454,657

Operating income
Upholstery segment	$24,046		$32,555	$65,161		$87,932
Casegoods segment	2,152		(360)	2,732		2,717
Corporate and other	(3,692	)*	(4,911)	(21,963	)*	(16,759)
Restructuring	(2,252)		(1,244)	(13,401)		(9,493)

Consolidated	$20,254		$26,040	$32,529		$64,397

*The consolidated variable interest entities are included in Corporate and other.  See Note 11 for further information.

Note 8: Goodwill and Other Intangible Assets

The following table summarizes goodwill and trade names in the third quarter of fiscal 2005 and fourth quarter of fiscal 2004:

	Upholstery Group		Casegoods Group		Other
(Unaudited, amounts in thousands)	1/22/05	4/24/04	1/22/05	4/24/04	1/22/05	4/24/04
Goodwill	$60,901	$60,402	$--	$--	$7,714	$7,714
Trade names	$8,690	$8,690	$19,199	$19,199	--	--

Goodwill for the Upholstery Group increased as a result of our acquisition of several retail stores in the Baltimore area.  Other goodwill is a result of consolidating VIEs under FIN 46, as discussed in Note 11.

Note 9: Stock Option Plans

We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We have adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended.

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net income and net income per share would have been as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/22/05	1/24/04	1/22/05	1/24/04
Net income	$11,092	$15,279	$16,429	$36,259
Fair value of stock plans	(571)	(530)	(1,657)	(1,804)

Pro forma net income	$10,521	$14,749	$14,772	$34,455

Pro forma basic net income per share	$0.20	$0.28	$0.28	$0.64

Pro forma diluted net income per share	$0.20	$0.28	$0.28	$0.64

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

We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amounts of potential future payments under loan guarantees and lease guarantees were $1.8 million and $3.3 million, respectively, as of January 22, 2005. Should a default occur on a collateralized loan, we expect the liquidation of the collateral would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/05	1/24/04	1/22/05	1/24/04
Balance as of beginning of the period	$19,714	$19,372	$19,527	$19,066
Accruals during the period	5,305	2,833	13,124	11,375
Settlements during the period	(4,888)	(2,523)	(12,520)	(10,759)

Balance as of the end of the period	$20,131	$19,682	$20,131	$19,682

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

Since some of our VIEs have either negative or no equity in their business, we are required to absorb their losses in our consolidated statement of income.   During the third fiscal quarter, one of the equity owners of our VIEs contributed $2.0 million of capital to their business.  Current accounting standards required us to record the capital contribution as income in the current period to offset previously recorded losses.  The operating results of the consolidated VIEs impacted our diluted earnings per share by $0.01 and ($0.08) for the third quarter and first nine months of fiscal 2005, respectively.  The extraordinary gain of $1.1 million ($0.7 million net of income taxes), is a result of the application of purchase accounting relating to the acquisition of a previously consolidated VIE.  Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $18.3 million.

In prior years, we have evaluated the collectibility of our trade accounts receivable from our independent dealers and we have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees. There are no VIEs consolidated in the third quarter and first nine months  of our fiscal 2004 financial statements.  The table below shows the impact of this standard on our consolidated balance sheet and statement of income as of January 22, 2005.  The amounts reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.

	1/22/05
(Unaudited, amounts in thousands)	VIEs	Consolidated
Assets
Cash and cash equivalents	$3,209		$25,994
Accounts receivable, net	(18,863)	(1)	278,269
Inventories, net	9,392		272,922
Deferred income taxes	6,112		38,961
Other current assets	1,395		20,558

Total current assets	1,245		636,704
Property, plant and equipment, net	10,608		209,920
Intangibles	7,714		96,504
Other long-term assets	(14,416)	(1)	84,367

Total assets	$5,151		$1,027,495

Liabilities and shareholders' equity
Short-term borrowings	$--		$11,500
Current portion of long-term debt and capital leases	1,569		2,776
Accounts payable	694		72,618
Other current liabilities	1,930		122,148

Total current liabilities	4,193		209,042
Long-term debt and capital leases	6,586		229,158
Deferred income taxes	--		20,329
Other long-term liabilities	(846)		42,813
Shareholders' equity (deficit)	(4,782)		526,153

Total liabilities and shareholders' equity	$5,151		$1,027,495

(1) Includes the elimination of intercompany accounts and notes receivable.

	Third Quarter Ended 1/22/05			Nine Months Ended 1/22/05
(Unaudited, amounts in thousands)	VIEs		Consolidated	VIEs		Consolidated
Sales	$14,847	(2)	$518,160	$38,142	(2)	$1,518,201
Cost of sales
Cost of goods sold	1,765	(2)	393,743	2,441	(2)	1,164,296
Restructuring	--		2,252	--		13,401

Total cost of sales	1,765		395,995	2,441		1,177,697

Gross profit	13,082		122,165	35,701		340,504
Selling, general and administrative	11,321		101,911	38,710		307,975

Operating income (loss)	1,761		20,254	(3,009)		32,529

Interest expense	94		2,684	330		7,500

Other income (expense), net	(676	) (3)	321	(3,062	) (3)	338

Pre-tax income (loss)	991		17,891	(6,401)		25,367
Income tax expense (benefit)	378		6,799	(2,431)		9,640

Income (loss) before extraordinary item	613		11,092	(3,970)		15,727
Extraordinary gain, net of income taxes of $430	--		--	--		702

Net income (loss)	$613		$11,092	$(3,970)		$16,429

(2) Includes the elimination of intercompany sales and cost of sales.
(3) Includes the elimination of intercompany interest income and interest expense.

Note 12: Pension Plans

The net periodic pension costs were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/22/05	1/24/04	1/22/05	1/24/04
Service cost	$752	$723	$2,255	$2,168
Interest cost	1,151	1,151	3,453	3,451
Expected return on plan assets	(1,587)	(1,676)	(4,756)	(5,028)
Net amortization and deferral	66	597	198	1,791

Net periodic pension cost	$382	$795	$1,150	$2,382

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer sentiment or demand; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the effects of the ruling on tariffs by the United States Department of Commerce and potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from severe weather such as hurricanes and tornadoes; and (w) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Introduction

La-Z-Boy is the most recognized and preferred brand name in the furniture industry and is one of the most widely known and preferred consumer brands for the home, which provides leverage in the marketplace. La-Z-Boy is the largest reclining-chair manufacturer in the world and North America’s largest manufacturer of upholstered furniture. In addition to the powerful brand name of La-Z-Boy, we have several other operating units well positioned in the furniture industry. Our operating units are divided into two segments: Upholstery (upholstered furniture products) and Casegoods (wood furniture products). The La-Z-Boy Upholstery Group companies are Bauhaus, Clayton Marcus, England, La-Z-Boy, La-Z-Boy Contract, La-Z-Boy UK and Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

According to the October 11, 2004 issue of the industry trade publication InFurniture, the La-Z-Boy Furniture Galleries® stores retail network represents the largest single-brand U.S. furniture store system. The La-Z-Boy Furniture Galleries® stores retail network had 328 stand alone stores at January 22, 2005. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name by opening new stores, relocating stores to better locations and converting stores to our new generation store format. To accomplish this objective we are in the process of working with our retail network dealers to remodel the La-Z-Boy Furniture Galleries® stores—which are mostly independently owned—and adding new stores at an increasing pace. During the third quarter, the retail network opened four new stores and remodeled four stores. In the nine months ended January 22, 2005, the retail network opened 30 of these new format stores and plan on opening eight and remodeling six stores in the fourth quarter of fiscal 2005. There are now 98 stores in the more productive new generation store format. We believe the transition to new generation format stores and the addition of new stores is enhancing our position in the competitive retail market place. Most of our retail operations are owned by independent retailers who resell to end-users. However, we do currently own and operate 38 stores. We are focusing the expansion of our company owned retail operations on the top 25 markets in North America, which we expect will increase our market penetration and allow us to create operating efficiencies, particularly in the areas of advertising, logistics, and administration.

Our success with La-Z-Boy Furniture Galleries® stand alone stores has been expanded to our Kincaid and England operating units. We have 18 Kincaid and 9 England independently owned stand alone stores. Additionally, we have an extensive La-Z-Boy in-store gallery program with 334 in-store galleries. Our other operating units such as Kincaid, Pennsylvania House, Clayton Marcus, England and Lea also have growing in-store gallery programs. We plan to continue to grow our proprietary distribution network at an increasing pace over the next few years to capitalize on our well positioned, high value products.

During the fourth quarter of fiscal 2004, we were required to include in our consolidated financial statements several of our La-Z-Boy Furniture Galleries® stores which are owned and operated by independent dealers. This requirement was due to Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46”). We have determined that a limited number of independent dealers are VIEs, of which, under FIN 46, we are deemed the primary beneficiary, and accordingly we began including them in our consolidated financial statements as of April 24, 2004. The extraordinary gain of $1.1 million ($0.7 million net of income taxes) in the first nine months of fiscal 2005, was a result of the application of purchase accounting relating to the acquisition of a previously consolidated VIE.

In the first quarter of fiscal 2005, we continued to rationalize our casegoods manufacturing capacities as we announced plans to close two of our Pennsylvania House facilities and a Kincaid facility in Hudson, NC. With the change in worldwide supply, we were no longer competitive and it became necessary to close these plants. We anticipate that approximately 75% of our residential casegoods finished goods will now be imported with the closing of these facilities. Our Pennsylvania House facilities were closed this quarter and key management changes were made at that operating unit as we position ourselves as a importer, marketer, and distributor of casegoods product. We expect that once the transition is complete, we will have competitively priced quality products to market under several already established brand names over a wide distribution network. The Casegoods Group showed positive signs of turning around during the third quarter by posting sales growth of 3.7% after more than 3 years of quarter over quarter sales declines.

Results of Operations

Analysis of Operations: Quarter Ended January 22, 2005
(Third Quarter 2005 compared with 2004)

(Unaudited, amounts in thousands, except per share amounts)	Quarter ended
	1/22/05	1/24/04	Percent change
Upholstery sales	$393,272	$385,511	2.0%
Casegoods sales	111,918	107,899	3.7%
Other/eliminations	12,970	(1,243)	N/M
Consolidated sales	$518,160	$492,167	5.3%

Consolidated gross profit	$122,165	$108,058	13.1%
Consolidated gross margin	23.6%	22.0%

Consolidated S, G&A	$101,911	$82,018	24.3%
S,G&A as a percent of sales	19.7%	16.7%

Upholstery operating income	$24,046	$32,555	-26.1%
Casegoods operating income	2,152	(360)	697.8%
Corporate/other	(3,692)	(4,911)	24.8%
Restructuring	(2,252)	(1,244)	-81.0%
Consolidated operating income	$20,254	$26,040	-22.2%

Upholstery operating margin	6.1%	8.4%
Casegoods operating margin	1.9%	-0.3%
Consolidated operating margin	3.9%	5.3%

Net income	$11,092	$15,279	-27.4%

Diluted earnings per share	$0.21	$0.29	-27.6%

N/M – not meaningful

Both the Upholstery Group and Casegoods Group experienced sales increases during the quarter. Additionally, our third quarter sales increased due to the consolidation of the VIEs. Included in corporate and other are the VIEs, which we began consolidating at the end of fiscal 2004. The VIEs accounted for $14.8 million of the $26.0 million overall increase in sales. Although our consolidated sales for the 2005 third quarter increased, our consolidated customer orders were down when compared to the 2004 third fiscal quarter. Upholstery orders and Casegoods orders for our ongoing businesses were down in the mid-single digits for the third quarter of fiscal 2005 in comparison to the prior year’s third quarter.

Upholstery Group sales increased based on the strength of the La-Z-Boy Branded product sold through general furniture dealers as well as the La-Z-Boy Furniture Galleries® store system. Although most of our La-Z-Boy Furniture Galleries® stores are independently owned, we do track the sales activity of the total store system to monitor retail activity. This information is on a calendar quarter basis, versus our reporting periods which are on a fiscal basis. For the fourth quarter of calendar 2004, the La-Z-Boy Furniture Galleries® system comparable same store sales were up approximately 4% and the overall store system (including newly opened stores) sales increased by approximately 7%. In regards to company owned stores, we have opened or acquired several company-operated stores since January of the 2004 fiscal year. The Baltimore stores, which we acquired in the fourth quarter of fiscal 2004, accounted for approximately 26.9% of the Upholstery Group increase. Our non-La-Z-Boy branded upholstery operating units were down slightly due in part to recent bankruptcies of two large customers.

In the third quarter, the Casegoods Group showed positive signs for turnaround from the last few years of sales declines. The casegoods contract business led the sales turnaround this quarter posting its second consecutive quarter of double digit growth over the prior year, which was partly due to the economic recovery of the hospitality sector. We showed some improvement resulting from our transition efforts as our other casegoods business started to experience favorable growth; however, the closure of our Pennsylvania House plants during this quarter offset some of these sales gains as we continued to transition this business to be a distributor of imported finished goods.

Our gross profit as a percent of sales (“gross margin”) increased 1.6 percentage points, which was mainly due to the requirement to begin consolidating our VIEs beginning this fiscal year and our increased ownership of La-Z-Boy Furniture Galleries®. Because the VIEs and the La-Z-Boy Furniture Galleries® are retail operations and not manufacturers, they have a higher gross margin than our manufacturing operations. The VIEs contributed a 1.9 percentage point increase to our gross margin. Notwithstanding the increase in our gross margins due to the VIEs and the La-Z-Boy Furniture Galleries®, our remaining businesses’ gross margin was down 0.8 percentage points in the third quarter of fiscal 2005 in comparison to the prior year third quarter due to higher prices in raw materials such as steel and lumber. The high steel and lumber prices increased our raw material costs proportionately more than other companies in the furniture industry due our heavier concentration of upholstery and motion upholstery as a percentage of our overall business. Steel prices for our recliner mechanisms, springs, fasteners and other metal parts increased our cost of sales by approximately 1.3% of net sales compared to the previous year’s costs. The increased cost of lumber products negatively affected our gross profit by approximately 0.4% of net sales.

During the third quarter of fiscal 2005, our selling price increases on our product did somewhat offset our raw material price increases and improved our gross margin over the second quarter of fiscal 2005. These sales price increases accounted for approximately 30% of the sales increase for the quarter. We are continuing to experience selling price increases on our product which has helped combat increases in raw material costs, but we have not been successful in completely recouping these cost increases. In the third quarter of fiscal 2005, Pennsylvania House experienced significant manufacturing inefficiencies relating to the scheduled closures of its plants, which occurred during the third quarter. There were additional costs due to the transition of moving production overseas. The fiscal 2005 third quarter gross margin was 23.6% and included 0.4 percentage points of restructuring costs, but not all the costs associated with closing the plant could be categorized as restructuring. The gross margin for the third quarter of fiscal 2004 was 22.0% and included 0.3 percentage points of restructuring costs.

Selling, general and administrative expenses (“S,G&A”) increased in the third quarter of fiscal 2005 compared to the prior year third quarter, both in dollar amount and as a percent of sales. As a result of opening several new stores and acquiring four new stores in comparison to last year, our S,G&A increased primarily from rent and selling expenses in our retail operations. Advertising cost for our branded product also increased S,G&A in the third quarter of fiscal 2005. In addition, the consolidation of the VIEs beginning in the first quarter of fiscal 2005 also added to our S,G&A costs in dollars as well as a percent of sales. As mentioned above, the retail and VIE operations have a higher gross margin but they also have a higher S,G&A percentage than our manufacturing operations. Since retail operations inherently have a higher S,G&A concentration, our consolidated S,G&A as a percent of sales increased due to the expansion of our retail operations and the VIEs that we are now required to consolidate. Our non-retail based operation’s S,G&A expense in the third quarter of fiscal 2005 increased 0.5 percentage points when compared to the prior year third quarter due to increased warranty expense, brand advertising and costs relating to Sarbanes Oxley compliance.  Our product warranty costs  increased during the fiscal 2005 third quarter mainly due to vendor chargebacks and freight reimbursements from our third party suppliers recorded during the 2004 third quarter, which did not occur during the current year fiscal quarter.

The operating margin at our Upholstery Group was adversely affected by the increase in our raw material costs. The raw material costs remained at similar high levels in the 2005 third quarter as in the second quarter of fiscal 2005. A majority of our upholstery companies announced price increases during our April 2004 market as well as during the summer. Some price increases took effect in the third quarter and helped mitigate the high raw material increases. We also announced price increases on some of our products at the October Market and priced new introductions at a rate reflective of current market conditions. Much of this product began shipping at the end of the third quarter. We believe that the effect of our sales price increase on our products and raw material prices leveling off will increase our fourth quarter gross margins over the third quarter of fiscal 2005. In addition, retail operating margins are normally lower than that of our manufacturing margins, and with our larger concentration of retail operations through our VIEs and company owned stores, our overall operating margins have been decreased.

The operating margin in the Casegoods Group increased due in part to the 3.7% sales volume increase over last year’s third quarter. Additionally, our margins improved as we continued our transition of replacing domestically produced residential casegoods with imported product.  We believe that the lower priced imported product has made us more competitive in the market place, which has fueled our sales increases in this segment. However, offsetting this momentum was the closure of our Pennsylvania House facilities during the quarter. The manufacturing inefficiencies caused by the reduced production at these facilities somewhat reduced the gains we experienced at our other casegoods businesses. With the further maturation of the Casegoods Group to an importer and distributor we anticipate operating margins will continue to improve.

Corporate/other operating profit includes the consolidation of VIEs. Since some of our VIEs have either negative or no equity in their business, we are required to absorb their losses in our consolidated statement of income.  During the quarter, one of the equity owners of our VIEs contributed $2.0 million of capital to their business. Current accounting standards required us to record the capital contribution as income in the current period as a recovery of previously recorded losses. This was partially offset by $1.0 million of third quarter pre-tax losses experienced by our VIEs.

Interest expense for the 2005 third quarter was comparable to the 2004 third quarter.

Our effective tax rate was 38% in both fiscal 2005 and fiscal 2004.

Analysis of Operations: Nine Months Ended January 22, 2005
(First Nine Months of 2005 compared with 2004)

(Unaudited, amounts in thousands, except per share amounts)	Nine months ended
	1/22/05	1/24/04	Percent change
Upholstery sales	$1,153,272	$1,114,000	3.5%
Casegoods sales	331,801	344,029	-3.6%
Other	33,128	(3,372)	N/M
Consolidated sales	$1,518,201	$1,454,657	4.4%

Consolidated gross profit	$340,504	$315,561	7.9%
Consolidated gross margin	22.4%	21.7%

Consolidated S, G&A	$307,975	$251,164	22.6%
S,G&A as a percent of sales	20.3%	17.3%

Upholstery operating income	$65,161	$87,932	-25.9%
Casegoods operating income	2,732	2,717	0.6%
Corporate/other	(21,963)	(16,759)	-31.1%
Restructuring	(13,401)	(9,493)	-41.2%
Consolidated operating income	$32,529	$64,397	-49.5%

Upholstery operating margin	5.7%	7.9%
Casegoods operating margin	0.8%	0.8%
Consolidated operating margin	2.1%	4.4%

Net income	$16,429	$36,259	-54.7%

Diluted earnings per share	$0.31	$0.67	-53.7%

N/M – not meaningful

Consolidated sales increased for the first nine months of fiscal 2005 compared to fiscal 2004 due to the Upholstery Group sales increase and the consolidation of VIEs. Included in our corporate and other group are the VIEs, which we began consolidating at the end of fiscal 2004. The VIEs accounted for $38.1 million of the $63.5 million overall increase in sales.

Upholstery Group sales increased based on the strength of the La-Z-Boy branded product, which includes our retail stores’ sales. We acquired four stores in the fourth quarter of fiscal 2004 in the Baltimore region and we have opened several company-operated stores since the end of the third quarter in fiscal 2004. The Baltimore acquisition accounted for approximately 15.7% of the Upholstery Group increase.

Prior to the second quarter of fiscal 2005, the Casegoods Group had experienced several quarters of double digit declines in sales. In the second quarter of fiscal 2005, the sales decline slowed to a decrease of 4.6% for the Casegoods Group. Further turnaround occurred in the fiscal 2005 third quarter as the Casegoods Group posted a 3.7% sales increase. We anticipate that it will take several more quarters to fully realize the benefits from our transition of being a domestic manufacturer to a distributor of imported wood products. As a result of our conversion to a distributor of imported wood products rather than a manufacturer, we have closed 78% of our Casegoods Group manufacturing facilities over the past three years.

Our gross margin increased 0.7 percentage points, which was mainly due to our retail operations increases and consolidating our VIEs beginning this fiscal year. Because the VIEs and the La-Z-Boy Furniture Galleries® are retailers and not manufacturers, they have a higher gross margin than our manufacturing operations. The VIEs contributed a 1.8 percentage point increase to our gross margin. Notwithstanding the increase in our gross margins due to the retail operations and VIEs, our remaining businesses’ gross margin was lower in the first nine months of fiscal 2005 in comparison to the prior year first nine months due to higher prices in raw materials such as steel and lumber. Steel for our recliner mechanisms, springs, fasteners and other metal parts increased our cost of sales for the first nine months of fiscal 2005 by approximately 1.0% of net sales compared to the previous year’s costs. Steel prices more than doubled from last year due to demand for steel from China, high energy costs, and the weak U.S. dollar. Higher steel and lumber prices increased our raw material costs proportionately more than other companies in the furniture industry due our heavier concentration of upholstery and motion upholstery as a percentage of our overall business. Our sales price increases during the year began to have a positive impact on the third quarter gross margin, which somewhat mitigated the negative impact of the raw material cost increases. The cost of lumber products, which mainly impacts our upholstered products, negatively affected our gross profit by approximately 0.4% of net sales.

We had restructuring expense of $13.4 million and $9.5 million in the first nine months of 2005 and 2004, respectively. The decision was made in the first quarter of fiscal 2005 to close our two Pennsylvania House plants, one of our Kincaid plants, a satellite upholstery plant in Mississippi and an upholstery warehouse in North Carolina. We believe these closings will help offset the negative trends relating to the under-absorption of factory costs by increasing labor efficiencies and better absorbing fixed costs at our remaining domestic facilities.

S,G&A increased in fiscal 2005 compared to the prior year, both in dollar amount and as a percent of sales. We have increased our company owned retail operations since January of last year by opening new stores and acquiring some stores. We currently have 38 company owned stores compared to 31 last year. Additionally, we began consolidating several independently owned stores as VIEs at the end of fiscal 2004 due to the adoption of FIN 46. Since retail and our VIE operations inherently have a higher S,G&A concentration, our consolidated S,G&A as a percent of sales increased due to the expansion of our retail operations and the VIEs that we are now required to consolidate. Our non-retail based operation’s S,G&A expense in the first nine months of fiscal 2005 was relatively flat as a percentage of sales when compared to the prior year nine months.

Contributing to the lower operating margin were significant increases in raw material costs. Additionally, our increased retail operations and the consolidation of our VIEs, which inherently both have a lower operating margin, lowered our operating margins as well. During the third quarter our selling price increases on our products mitigated some of the impact of the high raw material costs. We anticipate that the selling price increases will have even more positive impact on the fourth quarter operating margin. The operating margin for both fiscal years was negatively impacted by restructuring costs. The operating margin for fiscal 2005 was 2.1% and included 0.9 percentage points of restructuring costs. The fiscal 2004 operating margin was 4.4% and included 0.7 percentage points of restructuring costs.

The decrease in the Upholstery Group operating margin was primarily due to the lower operating margins at our retail operations and the cost increases in certain raw materials, especially steel and plywood. Some of our non La-Z-Boy branded operating margins were down due to a drop in sales volume, partially created by the bankruptcies of two large customers.

Although our Casegoods Group operating margins improved during the third quarter of fiscal 2005, the Pennsylvania House plant closures and disruptions in our other businesses due to our restructuring efforts has kept our margins flat for the first nine months. We continue to see improvements in the margins of our residential casegoods product as we replace domestically produced casegoods with imported products.  We believe that this import model has made us more competitive, which has translated into increased sales during the most recent quarter.

Corporate/other operating profit decreased by $5.2 million, 57.8% of which was due to VIEs.  Since some of our VIEs have either negative or no equity in their business, we are required to absorb their losses in our consolidated statement of income.  During the third quarter of fiscal 2005, one of the equity owners of our VIEs contributed $2.0 million of capital to their business. Current accounting standards required us to record the capital contribution as income in the current period as a recovery of previously recorded losses.

Interest expense for the 2005 first nine months was lower than the 2004 first nine months due mainly to a decrease in our effective interest rate offset in part by an increase in our weighted average debt outstanding.

Our effective tax rate was 38% in both fiscal 2005 and fiscal 2004.

Liquidity and Capital Resources

Our total assets decreased by 1.9% as compared to April 2004. Our total debt increased by $19.1 million in comparison to the end of the 2004 fiscal year.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for fiscal 2005 are planned at $30 million to $35 million including VIEs, of which $27.0 million was expended during the first nine months of fiscal 2005, compared to $31.6 million in fiscal 2004. There were no material commitments for capital expenditures at January 22, 2005. As of January 22, 2005, we had unused lines of credit and commitments of $162.3 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

(Unaudited amounts in thousands)	First nine months ended
Cash Flows From (Used For)	1/22/05	1/24/04
Operating activities
Net income, depreciation and deferred taxes	$36,701	$61,152
Restructuring	13,401	9,493
Working capital and other	(36,211)	44,157

Investing activities	(26,557)	(19,799)

Subtotal	(12,666)	95,003

Financing activities
Repurchase of common stock	(2,476)	(59,378)
Net increase (decrease) in debt	19,063	(30,195)
Other financing activities and exchange rate changes	(11,809)	(8,473)

Net decrease in cash and equivalents	$(7,888)	$(3,043)

Operating activities

The decrease in 2005 operating cash flows over 2004 was due primarily to inventory, accounts receivable, and lower earnings.  In fiscal 2005, inventories were a $24.8 million use of cash and in fiscal 2004 inventories were a $23.6 million source of cash. The inventory was higher in fiscal 2005 mainly due to the following: (i) higher production for our increased order level at the La-Z-Boy division; (ii) additional retail stores over the prior year period; (iii) increased sourcing for our Casegoods Group from overseas and (iv) improved order rates for our hospitality operations in the third quarter led to increased production and higher inventory levels. Accounts receivable was a source of cash of $23.2 million and $44.9 million in fiscal 2005 and fiscal 2004, respectively.

Investing activities

The increase in cash used for investing activities in fiscal 2005 primarily reflected higher capital expenditures. Our increased capital expenditures during the current year are mainly due to leasehold improvements to our retail operations.

Financing activities

Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. In fiscal 2005, we had a source of cash from financing activities of $3.4 million. In contrast, in fiscal 2004 we had a use of cash from financing activities of $99.6 million. The change in cash flows from financing activities was due to the decrease in stock repurchases of $56.9 million in the first nine months of fiscal 2005 in comparison to last year’s first nine months. We also had a net increase in debt of $19.1 million in fiscal 2005 first nine months in comparison to the prior year’s comparable nine months when we decreased debt by $30.2 million. However, during the third quarter of fiscal 2005, we reduced our debt by $24.9 million.

Our debt-to-capitalization percentage was 31.6% at January 22, 2005, 30.0% at April 24, 2004, and 24.9% at January 24, 2004. Our debt-to-capitalization ratio is total debt as a percent of the sum of shareholders’ equity plus total debt. We believe that the availability of funds under our unused lines of credit and the cash flows from operations are sufficient to fund our capital needs. Management has targeted our debt-to-capitalization percentage to be in the mid-twenties range in order to effectively blend our cost of equity with the cost of debt. The increase in our debt-to-capitalization percentage was mainly due to the write-down of trade names and goodwill in the fiscal 2004 fourth quarter, restructuring charges in the 2004 and 2005 fiscal years, and the consolidation of VIEs. These factors combined to affect our debt-to-capitalization percentage by 3.5 and 3.2 percentage points at January 22, 2005 and April 24, 2004, respectively. During the 2005 third quarter, our debt-to-capitalization percentage was reduced by 2.5 percentage points.

Our debt-to-capitalization ratio continues to be above our targeted range mainly due to the largely non-cash charges taken during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005. Therefore, we did not purchase any of our common stock during the fiscal 2005 third quarter. As of January 22, 2005, 6.7 million shares were available for repurchase based on the Board of Directors’ authorization.

The following table summarizes our contractual obligations of the types specified:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$229,503	$1,715	$5,179	$159,274	$63,335
Capital lease obligations	2,190	793	1,257	93	47
Operating lease obligations	174,887	24,387	46,135	38,264	66,101
Other long-term liabilities not
reflected on our balance sheet	3,326	1,550	1,513	213	50

Total contractual obligations	$409,906	$28,445	$54,084	$197,844	$129,533

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 24, 2004. There were no new accounting pronouncements that had a material effect on our third quarter or our critical accounting policies.

Outlook

Consumer confidence has increased slightly since the election, but high energy costs and increasing interest rates continue to affect consumer purchases of durable goods. Current demand for furniture has been inconsistent. While some of the industry indicators are not positive, we believe that our La-Z-Boy branded product sales will continue to grow in the fourth quarter as we focus on our retail distribution channels and increasing our market share. Our 2005 fiscal fourth quarter contains 14 weeks compared to 13 weeks in the fourth quarter of fiscal 2004.

We have seen a softening in our order rate during the third quarter. Even with the additional week in our fiscal 2005 fourth quarter, we anticipate that the Upholstery Group sales will be flat to slightly up when compared to the prior year’s fourth quarter. We expect that, including the additional week in fiscal 2005, the Casegoods Group will have its second straight quarter of sales growth over the prior year led by the casegoods contract business.

In the first nine months, our operating margin has been significantly lower than the prior year due to higher prices in steel and other raw materials over the prior year. We believe our sales price increases will continue to help offset some of the degradation of operating margins we had during the second and third quarters; however, we are also expecting margin pressures as a result of unfavorable product mix. In light of consumer confidence, industry performance, price increases and our high raw material costs, we expect our consolidated fourth quarter operating margins to improve over the third quarter but we anticipate the consolidated operating margins will be lower than the fiscal 2004 fourth quarter. We do expect to see improved margins over the fiscal 2005 third quarter in both our Upholstery and Casegoods Group.

We are currently expecting sales for the April quarter to be flat or slightly up compared to last year’s fourth quarter even with the additional week in the fiscal 2005 fourth quarter. We anticipate reported earnings for the fiscal 2005 fourth quarter to be in the range of $0.26 — $0.30 per diluted share, which includes restructuring of $0.01 per diluted share and up to a $0.02 per diluted share loss on the VIEs. This compares to ($0.64) we lost per diluted share before the cumulative effect of change in accounting principle in the same quarter of fiscal 2004, which included a non-cash charge of $1.07 per share for the impairment of certain intangible assets, and $0.01 per share restructuring charge.

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

Regulatory Developments

In the third quarter of fiscal 2005, the United States Department of Commerce announced its final ruling that Chinese manufacturers are dumping wood bedroom furniture in the U.S. market. The final duties on imports range from 0.8% to 198%. More specifically, the six largest Chinese bedroom manufacturers received varying duty rates ranging from 0.8% to 15.8%. A group of over 100 Chinese manufacturers received a 6.65% tariff rate. The remaining Chinese manufacturers received a 198% tariff rate. We import bedroom products from China; however, we do not anticipate the tariffs to have a significant effect on our Casegoods operations as a majority of our Chinese suppliers received tariff rates at or below 6.65%. Additionally, the wood bedroom furniture only represents 14.4% of our Casegoods Group sales, which was about 3.1% of our nine month consolidated sales in fiscal 2005.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act, beginning with our 2005 Annual Report, for management to report on the company’s internal controls over financial reporting and for our registered public accountant to audit management’s assertion. During fiscal 2004, we commenced actions to ensure we comply with these requirements. We expect to continue to devote substantial time and incur additional significant costs during the remainder of fiscal 2005 to ensure compliance.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is our second quarter of fiscal year 2006. Although management has not yet determined the final impact that SFAS 123(R) will have on its financial position and results of operations, we do not expect the impact to be materially different than the effect shown in Note 9 in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of adoption of SFAS No. 151 on our financial position and results of operations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 in December 2004.   The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  We do not expect this pronouncement to have a material impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $150 million revolving credit facility under which we had $80 million borrowed at January 22, 2005. In August 2004, we entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to negate the impact of changes in interest rates on our floating rate debt.  We believe that potential credit loss from counter-party non-performance is minimal.  The purpose of these swaps is to fix interest rates on a notional amount of $10 million of floating rate debt for a two year period at a blended rate of 3.05% plus our applicable borrowing spread on the floating rate debt.  Upon maturity of this swap, the entire debt under our revolving credit facility will be on a floating rate basis.  Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2005 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At January 22, 2005, we had foreign exchange forward contracts outstanding relating to the Canadian dollar. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, we also have risk if China allows its currency to float since it is fixed in relation to the U.S. dollar. Today this risk cannot be hedged and we do not believe it will become a risk in our fiscal 2005 year. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2005.

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

PART II — OTHER INFORMATION

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of January 22, 2005, 6.7 million additional shares could be purchased pursuant to this authorization. As a result of our higher debt-to-capital ratio in fiscal 2005, our repurchase program has been at slower pace this year in comparison to fiscal 2004; but we have no commitments for repurchases. During the third quarter we did not purchase any company stock.

ITEM 6. EXHIBITS

(11)	Statement of Computation of Per Share Earnings See note 4 to the financial statements included in this report.

(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(99.1)	Press Release dated February 8, 2005

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: February 8, 2005

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

Date: February 8, 2005	/s/ Kurt L. Darrow Kurt L. Darrow Chief Executive Officer

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

Date: February 8, 2005	/s/ David M. Risley David M. Risley Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF EXECUTIVE OFFICERS PURSUANT TO 18 U.S.C. 1350*

Pursuant to 18 U.S.C. section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended January 22, 2005 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
February 8, 2005

/s/ David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
February 8, 2005

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.

Exhibit 99.1

NEWS RELEASE

Contact:   Mark Stegeman                                                    (734) 241-4418                                                       mark.stegeman@la-z-boy.com

LA-Z-BOY REPORTS THIRD QUARTER OPERATING RESULTS

MONROE, MI. February 8, 2005 – La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported operating results for the third fiscal quarter ended January 22, 2005. Net sales for the quarter were $518 million, up $26 million or 5.3% compared to a year earlier, with earnings of $0.21 per fully diluted share - which was above management’s previously announced guidance range. The quarter includes after tax restructuring charges of $0.03 per share and $15 million of additional sales and earnings of $0.01 per share related to the consolidation of certain Variable Interest Entities (VIEs). These VIEs were not reflected in our results in the year earlier reporting period. This quarter’s per share earnings compare against $0.29 per fully diluted share earned in the fiscal 2004 third quarter, including $0.01 per share of restructuring charges.

For the nine months ended January 22, 2005 net sales were $1.518 billion, an increase of $64 million or 4.4% from the year earlier sales of $1.455 billion. Fully diluted earnings per share for the nine months totaled $0.31, including restructuring charges of $0.16 per share on an after-tax basis, an extraordinary gain of $0.01 per share, and $38 million of additional sales and an after-tax loss of $0.08 per share related to the consolidation of certain VIEs. This compares to $0.67 per share in the first nine months of fiscal 2004, including restructuring charges of $0.11 per share on an after-tax basis.

Operating margin for the most recent quarter was 3.9%, down from 5.3% a year earlier and a sequential improvement from last quarter’s 3.0%. This year’s fiscal third quarter included restructuring charges amounting to 0.4% of net sales versus 0.3% last year. The nine months fiscal 2005 operating margin was 2.1% including 0.9% of net sales for restructuring charges, down from 4.4% in the same period of fiscal 2004. Last year’s fiscal nine months included restructuring charges amounting to 0.7% of net sales.

La-Z-Boy Incorporated President and CEO Kurt L. Darrow said, “We were pleased with our sales results for the quarter which exceeded our guidance and were favorable given continuing softness at retail. Operating margins continue to be weaker than last year primarily as a result of continued pressure on margins from increased raw material pricing. During the quarter we began to see improvements in our margin trend as the impact of our price increases to our customers began to take effect.  These increases will be fully implemented by the end of our fourth quarter.”

Upholstery Segment

The third quarter fiscal 2005 upholstery segment sales increased 2.0% from a year earlier and were up 3.5% through the first nine months of the fiscal year. Darrow noted, “Sales from our La-Z-Boy branded business continue to be stronger than our upholstery segment in total. During the quarter, we further expanded the La-Z-Boy Furniture Galleries® store system and gained additional general dealer retail floor space which has allowed us to increase our market share. In our branded upholstery business we continue to see better order trends than in our non-branded upholstery, which is experiencing declining order trends in the low single digits as a result of somewhat inconsistent consumer demand similar to industry reports.” The upholstery segment operating margin for the quarter was 6.1% compared to a reported 8.4% for last year’s third quarter, while the nine months operating margin declined to 5.7% from 7.9% a year earlier. The decline in margins for the year is primarily attributable to unprecedented raw material price increases, particularly in steel, poly and plywood.

Darrow continued, “During this quarter we continued to strengthen our proprietary distribution network of mostly independently operated La-Z-Boy Furniture Galleries® stores by opening four new stores and converting four existing stores to the “New Generation” format, bringing the total to 98 in this new format. These new format stores are generating increased traffic levels, higher average sales per square foot and greater total sales volumes than the previous format stores.  In the last nine months we have opened 30 of these new format stores and plan on opening eight and remodeling six stores to the new format by the end of our fiscal year.  Currently, there are 328 stand-alone stores, of which 38 are company-owned. Plans are to open approximately 50 of these updated format stores during our 2006 fiscal year, with over 20 of those being new stores and the remainder being store remodels or relocations.”

System-wide, the La-Z-Boy Furniture Galleries® stores’ same store sales dollars were up 3.6% for the 2004 calendar fourth quarter and up 2.9% for calendar 2004.  Total sales for the stores were up 6.5% for both the calendar fourth quarter and for the entire calendar 2004.

Casegoods Segment

Casegoods sales increased 3.7% from a year earlier for the January quarter and were down 3.6% through the nine months. The casegoods segment’s operating margin for the January 2005 quarter was 1.9% compared to a negative 0.3% for last year and the nine months operating margin was flat with last year at 0.8%. Darrow commented, “This is the first positive sales comparison quarter for our casegoods segment in over three years and was lead by the portion of this segment serving primarily the hospitality industry. The residential portion of the segment continues to improve as we transition our business model to be primarily a marketer, distributor and importer of casegoods. In our casegoods segment, recent order trends have been down mid single digits with the exception of hospitality products.”

He added, “Margins improved this quarter, but were adversely affected by greater than anticipated transition costs over and above the restructuring costs associated with our change to the Pennsylvania House business model.  Also, due to the long lead times inherent in bidding our custom order hospitality business, we have not yet realized the margin benefits of recent pricing.”

Restructuring charge

As previously announced, we began the closure of several production facilities during our second fiscal quarter and production was phased out at the last facility during the third fiscal quarter. During the third quarter charges of $0.03 per diluted share on an after-tax basis were incurred and were higher than anticipated resulting from additional union severance combined with higher inventory write-downs.

Variable Interest Entities

FIN 46 requires us to consolidate certain Variable Interest Entities (VIEs) beginning April 2004 which are included in our corporate and other segment. Certain of our independent dealers meet this criteria and the attached schedule outlines the impact and offers further explanation. This quarter one of our VIEs contributed $2 million of capital to their business which was recorded as income to reflect a recovery of previously recorded losses. Additionally, for the nine months the extraordinary gain is a result of the application of purchase accounting relating to the acquisition of a previously consolidated VIE. Darrow commented, “This quarter we successfully transitioned the ownership of two of our four under performing VIEs to new independent dealers and are in the process of taking specific actions to address the remaining two operations in our fourth quarter.”

Balance sheet

During the quarter we generated positive cash flow from working capital management which was primarily utilized to reduce debt. Total debt at quarter end was $243 million, down $25 million from last quarter and the company’s third quarter debt-to-capitalization ratio was 31.6%. Darrow stated, “This quarter we made progress moving the debt-to-capitalization ratio toward our targeted range of the mid-twenties and did not repurchase any stock during the quarter. Management remains opportunistic in execution of its stock repurchase program, but our prime focus is to bring our debt-to-capitalization ratio within our targeted range.” At quarter-end, 6.7 million shares remained available under the company’s existing stock repurchase authorization.

Business Outlook

Commenting on the business outlook, Darrow said, “Despite high energy prices, rising interest rates, constant geopolitical jitters, and a weakened dollar, consumer confidence has been slightly improving in the last several months. Our guidance takes into consideration the current direction of the economy, an extra week in our fiscal year calendar this year versus last year and anticipates little to no further increases in our major raw material costs.  With this as a backdrop, we expect our fourth fiscal quarter sales to be flat to slightly up compared to the prior year’s quarter. We anticipate reported earnings for the fourth quarter to be in the range of $0.26 - $0.30 per diluted share, which includes restructuring charges of $0.01 and up to a $0.02 per share potential loss from the consolidation of VIEs. This compares to the loss of $0.64 we incurred per diluted share before the cumulative effect of change in accounting principle in fiscal 2004’s fourth quarter, which included a non-cash charge of $1.07 per diluted share to reflect the impairment of certain intangible assets and $0.01 of restructuring charges.  Last year’s quarter also included a non-cash cumulative effect charge of $0.16 per diluted share from the adoption of a new accounting standard.

Forward-looking Information

Any forward-looking statements contained in this news release are based on current information and assumptions and represent management’s best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer sentiment or demand, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, the effects of the ruling on tariffs by the U.S. Department of Commerce and potential disruptions of Chinese imports, the availability and cost of capital, the impact of imports as it relates to continued domestic production, raw material price changes, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the domestic or international regulatory environment, not fully realizing cost reductions through restructurings, ability to implement global sourcing organization strategies, the future financial performance and condition of independently owned dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently owned dealers, the impact of new manufacturing technologies, the impact of adopting new accounting principles, fair value changes to our intangible assets due to actual results differing from projected, factors relating to acquisitions and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

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

The corporation’s vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 328 stand-alone La-Z-Boy Furniture Galleries® stores and 334 La-Z-Boy In-Store Gallerys, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication Furniture/Today, the La-Z-Boy Furniture Galleries retail network by itself represents the industry's fourth largest U.S. furniture retailer and the second largest single source furniture retailer. Additional information is available at http://www.la-z-boy.com/

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Third Quarter Ended
			% Over	Percent of Sales
	1/22/05	1/24/04	(Under)	1/22/05	1/24/04
Sales	$518,160	$492,167	5.3%	100.0%	100.0%

Cost of sales
Cost of goods sold	393,743	382,865	2.8%	76.0%	77.8%
Restructuring	2,252	1,244	81.0%	0.4%	0.3%

Total cost of sales	395,995	384,109	3.1%	76.4%	78.0%

Gross profit	122,165	108,058	13.1%	23.6%	22.0%
Selling, general and administrative	101,911	82,018	24.3%	19.7%	16.7%

Operating income	20,254	26,040	-22.2%	3.9%	5.3%
Interest expense	2,684	2,697	-0.5%	0.5%	0.5%
Other income, net	321	1,301	-75.3%	0.1%	0.3%

Pre-tax income	17,891	24,644	-27.4%	3.5%	5.0%
Income tax expense	6,799	9,365	-27.4%	38.0%*	38.0%*

Net income	$11,092	$15,279	-27.4%	2.1%	3.1%

Basic weighted average shares	52,122	52,825

Basic net income per share	$0.21	$0.29

Diluted weighted average shares	52,193	52,931

Diluted net income per share	$0.21	$0.29

Dividends paid per share	$0.11	$0.10

*As a percent of pre-tax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Nine Months Ended
			% Over	Percent of Sales
	1/22/05	1/24/04	(Under)	1/22/05	1/24/04
Sales	$1,518,201	$1,454,657	4.4%	100.0%	100.0%

Cost of sales
Cost of goods sold	1,164,296	1,129,603	3.1%	76.7%	77.7%
Restructuring	13,401	9,493	41.2%	0.9%	0.7%

Total cost of sales	1,177,697	1,139,096	3.4%	77.6%	78.3%

Gross profit	340,504	315,561	7.9%	22.4%	21.7%
Selling, general and administrative	307,975	251,164	22.6%	20.3%	17.3%

Operating income	32,529	64,397	-49.5%	2.1%	4.4%
Interest expense	7,500	8,936	-16.1%	0.5%	0.6%
Other income, net	338	3,021	-88.8%	--	0.2%

Pre-tax income	25,367	58,482	-56.6%	1.7%	4.0%
Income tax expense	9,640	22,223	-56.6%	38.0%*	38.0%*

Income before extraordinary item	15,727	36,259	-56.6%	1.0%	2.5%
Extraordinary gain, net of income tax expense of $430	702	--	N/M	--	--

Net income	$16,429	$36,259	-54.7%	1.1%	2.5%

Basic weighted average shares	52,043	53,904

Basic income per share before extraordinary gain	$0.30	$0.67
Extraordinary gain per share	0.01	--

Basic net income per share	$0.31	$0.67

Diluted weighted average shares	52,100	54,066

Diluted income per share before extraordinary gain	$0.30	$0.67
Extraordinary gain per share	0.01	--

Diluted net income per share	$0.31	$0.67

Dividends paid per share	$0.33	$0.30

N/M = not meaningful

*As a percent of pre-tax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	1/22/05	1/24/04	Dollars	Percent	4/24/04
Current assets
Cash and equivalents	$25,994	$25,774	$220	0.9%	$33,882
Receivables, net	278,269	295,148	(16,879)	-5.7%	299,801
Inventories, net	272,922	228,954	43,968	19.2%	250,568
Deferred income taxes	38,961	35,897	3,064	8.5%	37,969
Other current assets	20,558	16,880	3,678	21.8%	31,454

Total current assets	636,704	602,653	34,051	5.7%	653,674
Property, plant and equipment, net	209,920	201,398	8,522	4.2%	212,739
Goodwill	68,615	78,807	(10,192)	-12.9%	68,116
Trade names	27,889	71,144	(43,255)	-60.8%	27,889
Other long-term assets	84,367	89,498	(5,131)	-5.7%	85,078

Total assets	$1,027,495	$1,043,500	$(16,005)	-1.5%	$1,047,496

Current liabilities
Short-term borrowings	$11,500	$3,000	$8,500	283.3%	$37,219
Current portion of long-term
debt and capital leases	2,776	4,893	(2,117)	-43.3%	5,344
Accounts payable	72,618	69,475	3,143	4.5%	93,298
Accrued expenses and other
current liabilities	122,148	121,017	1,131	0.9%	147,460

Total current liabilities	209,042	198,385	10,657	5.4%	283,321
Long-term debt and capital leases	229,158	185,903	43,255	23.3%	181,807
Deferred income taxes	20,329	38,154	(17,825)	-46.7%	20,219
Other long-term liabilities	42,813	37,641	5,172	13.7%	39,821
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	52,167	52,584	(417)	-0.8%	52,031
Capital in excess of par value	214,538	215,738	(1,200)	-0.6%	216,156
Retained earnings	257,099	312,287	(55,188)	-17.7%	253,012
Unearned compensation	(1,683)	--	(1,683)	N/M	--
Accumulated other comprehensive income	4,032	2,808	1,224	43.6%	1,129

Total shareholders' equity	526,153	583,417	(57,264)	-9.8%	522,328

Total liabilities and
shareholders' equity	$1,027,495	$1,043,500	$(16,005)	-1.5%	$1,047,496

        N/M = not meaningful

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Third Quarter Ended		Nine Months Ended
	1/22//05	1/24/04	1/22/05	1/24/04
Cash flows from operating activities
Net income	$11,092	$15,279	$16,429	$36,259
Adjustments to reconcile net income to
cash provided by operating activities
Extraordinary gain	--	--	(702)	--
Restructuring	2,252	1,244	13,401	9,493
Depreciation and amortization	7,154	7,193	21,154	21,830
Change in receivables	27,596	23,833	23,225	44,862
Change in inventories	9,098	8,701	(24,804)	23,583
Change in payables	(14,098)	(11,784)	(20,680)	(9,456)
Change in other assets and liabilities	(4,447)	(3,256)	(13,250)	(14,832)
Change in deferred taxes	(667)	1,820	(882)	3,063

Total adjustments	26,888	27,751	(2,538)	78,543

Net cash provided by operating activities	37,980	43,030	13,891	114,802

Cash flows from investing activities
Proceeds from disposals of assets	8	196	5,605	1,968
Capital expenditures	(9,833)	(6,409)	(27,012)	(21,035)
Change in other long-term assets	(1,300)	15	(5,150)	(732)

Net cash used for investing activities	(11,125)	(6,198)	(26,557)	(19,799)

Cash flows from financing activities
Proceeds from debt	3,746	5,544	105,988	12,466
Payments on debt	(28,668)	(18,825)	(86,925)	(42,661)
Stock issued for stock option and employee benefits plans	1,124	246	3,881	6,258
Repurchase of common stock	--	(17,158)	(2,476)	(59,378)
Dividends paid	(5,743)	(5,279)	(17,115)	(16,266)

Net cash provided by (used for) financing activities	(29,541)	(35,472)	3,353	(99,581)
Effect of exchange rate changes on cash and
equivalents	3	(173)	1,425	1,535

Net increase (decrease) in cash and equivalents	(2,683)	1,187	(7,888)	(3,043)
Cash and equivalents at beginning of period	28,677	24,587	33,882	28,817

Cash and equivalents at end of period	$25,994	$25,774	$25,994	$25,774

Cash paid (net of refunds) during period - income taxes	$10,655	$11,150	$17,053	$21,643
Cash paid during period - interest	$2,772	$3,567	$6,832	$10,007

LA-Z-BOY INCORPORATED
 Impact of FIN46 on Consolidation

	1/22/05
(Unaudited, amounts in thousands)	VIEs	Consolidated
Assets
Cash and cash equivalents	$3,209		$25,994
Accounts receivable, net	(18,863)	(1)	278,269
Inventories, net	9,392		272,922
Deferred income taxes	6,112		38,961
Other current assets	1,395		20,558

Total current assets	1,245		636,704
Property, plant and equipment, net	10,608		209,920
Intangibles	7,714		96,504
Other long-term assets	(14,416)	(1)	84,367

Total assets	$5,151		$1,027,495

Liabilities and shareholders' equity
Short-term borrowings	$--		$11,500
Current portion of long-term debt and capital leases	1,569		2,776
Accounts payable	694		72,618
Other current liabilities	1,930		122,148

Total current liabilities	4,193		209,042
Long-term debt and capital leases	6,586		229,158
Deferred income taxes	--		20,329
Other long-term liabilities	(846)		42,813
Shareholders' equity (deficit)	(4,782)		526,153

Total liabilities and shareholders' equity	$5,151		$1,027,495

(1) Includes the elimination of intercompany accounts and notes receivable.

	Third Quarter Ended 1/22/05			Nine Months Ended 1/22/05
(Unaudited, amounts in thousands)	VIEs		Consolidated	VIEs		Consolidated
Sales	$14,847	(2)	$518,160	$38,142	(2)	$1,518,201
Cost of sales
Cost of goods sold	1,765	(2)	393,743	2,441	(2)	1,164,296
Restructuring	--		2,252	--		13,401

Total cost of sales	1,765		395,995	2,441		1,177,697

Gross profit	13,082		122,165	35,701		340,504
Selling, general and administrative	11,321		101,911	38,710		307,975

Operating income (loss)	1,761		20,254	(3,009)		32,529

Interest expense	94		2,684	330		7,500

Other income (expense), net	(676	) (3)	321	(3,062	) (3)	338

Pre-tax income (loss)	991		17,891	(6,401)		25,367
Income tax expense (benefit)	378		6,799	(2,431)		9,640

Income (loss) before extraordinary item	613		11,092	(3,970)		15,727
Extraordinary gain, net of income taxes of $430	--		--	--		702

Net income (loss)	$613		$11,092	$(3,970)		$16,429

(2) Includes the elimination of intercompany sales and cost of sales.
(3) Includes the elimination of intercompany interest income and interest expense.

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

Since some of our VIEs have either negative or no equity in their business, we are required to absorb their losses in our consolidated statement of income.   During the third fiscal quarter, one of the equity owners of our VIEs contributed $2.0 million of capital to their business.  Current accounting standards required us to record the capital contribution as income in the current period to offset previously recorded losses.  The operating results of the consolidated VIEs impacted our diluted earnings per share by $0.01 and ($0.08) for the third quarter and first nine months of fiscal 2005, respectively.  The extraordinary gain of $1.1 million ($0.7 million net of income taxes), is a result of the application of purchase accounting relating to the acquisition of a previously consolidated VIE.  Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $18.3 million.

In prior years, we have evaluated the collectibility of our trade accounts receivable from our independent dealers and we have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees. There are no VIEs consolidated in the third quarter and first nine months  of our fiscal 2004 financial statements.  The table above shows the impact of this standard on our consolidated balance sheet and statement of income as of January 22, 2005.  The amounts reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.

LA-Z-BOY INCORPORATED
Segment Information

Our reportable operating segments are the Upholstery Group and the Casegoods Group.  The third quarter and nine months ended operating results are shown in the table below.

	Third Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands)	1/22/05		1/24/04	1/22/05		1/24/04
Sales
Upholstery segment	$393,272		$385,511	$1,153,272		$1,114,000
Casegoods segment	111,918		107,899	331,801		344,029
Eliminations/Other	12,970	*	(1,243)	33,128	*	(3,372)

Consolidated	$518,160		$492,167	$1,518,201		$1,454,657

Operating income
Upholstery segment	$24,046		$32,555	$65,161		$87,932
Casegoods segment	2,152		(360)	2,732		2,717
Corporate and other	(3,692	)*	(4,911)	(21,963	)*	(16,759)
Restructuring	(2,252)		(1,244)	(13,401)		(9,493)

Consolidated	$20,254		$26,040	$32,529		$64,397

*The consolidated variable interest entities are included in Corporate and other.