Form 10-K
period 2005-04-30
LA-Z-BOY INC
filed 2005-06-27
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED APRIL 30, 2005
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]	No [ ]

Based on the closing price on the New York Stock Exchange on October 23, 2004, the aggregate market value of Registrant’s common shares held by nonaffiliates of the Registrant on that date was $699.0 million.

The number of common shares outstanding of the Registrant was 52,237,888 as of June 04, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Annual Report to Shareholders for the year ended April 30, 2005 are filed as an exhibit and incorporated by reference into Parts I and II.
(2)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 23, 2005 are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED FORM 10-K ANNUAL REPORT – 2005
TABLE OF CONTENTS

Page Number(s)
Cautionary Statement Concerning Forward-Looking Statements	3
PART I
Item 1. Business	3-10
Item 2. Properties	10
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Executive Officers of the Registrant	11
PART II
Item 5. Market Price for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of
Equity Securities	11-12
Item 6. Selected Financial Data	12
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation	12
Item 7A. Quantitative and Qualitative Disclosures About
Market Risk	12
Item 8. Financial Statements and Supplementary Data	12
Item 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosures	13
Item 9A. Controls and Procedures	13
Item 9B. Other Information	13
PART III
Item 10. Directors and Executive Officers of the Registrant	13-14
Item 11. Executive Compensation	14
Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters	14
Item 13. Certain Relationships and Related Transactions	14
Item 14. Principal Accountant Fees and Services	14
PART IV
Item 15. Exhibits and Financial Statement Schedules	14-16

Note: The responses to Items 10 through 13 are included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 23, 2005. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the effects of the ruling on tariffs by the United States Department of Commerce and potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact of severe weather such as hurricanes and tornadoes; and (w) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

PART I

ITEM 1. BUSINESS.

Edward M. Knabush and Edwin J. Shoemaker started Floral City Furniture in the 1920s and, in 1928, the newly formed company introduced its first recliner. In 1941, the name was changed to La-Z-Boy Chair Company and then in 1996 it was changed to La-Z-Boy Incorporated.  In 1941, we were incorporated in the state of Michigan and since then the La-Z-Boy name has become the most recognized in the industry ..  Over the last 20 years, we increased our breadth of products mainly through acquisitions of such companies as Kincaid, England, Bauhaus, Hammary, Sam Moore and LADD Furniture Inc.  In addition to these acquisitions, we have increased our ownership of retail stores during the past several years.  La-Z-Boy Incorporated is divided into two segments - the Upholstery Group, which manufactures and distributes upholstered furniture, and the Casegoods Group, which manufactures, imports and distributes mainly wood furniture.  The La-Z-Boy Upholstery Group companies are Bauhaus, Clayton Marcus, England, La-Z-Boy (including Retail), La-Z-Boy UK and Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

La-Z-Boy is the largest reclining-chair manufacturer in the world and North America’s largest manufacturer of upholstered furniture.  We also manufacture and import casegoods (wood) furniture products from outside the U.S. for resale in North America.   La-Z-Boy Incorporated is one of the world’s leading residential furniture producers and the leading producer of reclining chairs in the world, marketing furniture for every room of the home, as well as for hospitality, health care and assisted-living industries.   According to the May 2005 Top 25 ranking by Furniture Today, which is an industry trade publication, the largest retailer of upholstered single-brand furniture in the U.S. is the La-Z-Boy Furniture Galleries® stores retail network (“the retail network”).

In the first quarter of fiscal 2005, we decided to close three casegoods facilities, an upholstery plant and an upholstery warehouse.  We closed the casegoods facilities as a result of continued underutilization of our domestic casegoods facilities due to an increase in our importing of product from overseas.  Closing the upholstery plant and absorbing its production into another upholstery facility resulted in better production efficiencies.   Approximately 525 jobs were eliminated as a result of these closures.  During fiscal 2005, pre-tax restructuring charges were $10.3 million or $0.12 per diluted share covering the following:  write-down of certain fixed assets, the write-down of certain inventories, payment of severance and benefits and other costs related to the shut down.  We expect to dispose of these plants by sale or abandonment if a sale is not practical.  These restructuring expenses were lower than we had originally anticipated because our charges to expense in the fourth quarter were offset by the gains on sale of assets designated for restructuring.   The write-down was accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  Severance costs and other costs were expensed as incurred throughout fiscal 2005 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  There are 30 employees remaining at these facilities.

During the fourth quarter of fiscal 2004, we were required to start including in our consolidated financial statements several of our La-Z-Boy Furniture Galleries® stores which are owned and operated by independent dealers. This requirement was due to Financial Accounting Standards Board Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("VIEs") ("FIN 46").  We determined that a limited number of independent dealers are VIEs, of which, under FIN 46, we are deemed the primary beneficiary, and accordingly we began including them in our consolidated financial statements as of April 24, 2004.  During fiscal 2005, we reduced the number of VIEs we are required to consolidate by half by finding a new independent dealer with sufficient equity to own and operate the La-Z-Boy Furniture Galleries® stores in that market or by acquiring them.   The extraordinary gains of $2.1 million (net of income taxes) in fiscal 2005, were a result of the application of purchase accounting relating to the acquisition of previously consolidated VIEs.  Refer to Management’s Discussion and Analysis included in Exhibit (13), which is incorporated in this item by reference.

On April 29, 2005 we completed the sale of our La-Z-Boy Contract operating unit. This operating unit, which manufactured and distributed office seating was not a strategic fit with our current business model, which is centered on providing comfortable and stylish furnishings for the home.  La-Z-Boy Contract did not have a large market position compared to the major office furniture players, and was not a large enough component of our overall business (about 2% of sales) to justify our continued corporate focus and resources.  We completed the sale of our La-Z-Boy Contract operating unit for $11.0 million in cash and a receivable for $0.7 million.  The pre-tax gain recognized on the sale during the fourth quarter of fiscal 2005 was $1.1 million.  This disposition qualified as discontinued operations.  Accordingly, the statements of operations for all prior years have been reclassified to reflect the results of operations of this divested business as discontinued operations.  The La-Z-Boy Contract operating unit was previously included in the Upholstery segment which has also been reclassified to reflect the discontinued operations accounting.

During the fourth quarter of fiscal 2005 we acquired La-Z-Boy Furniture Galleries® store operations from our independent dealers in the Chicago, Pittsburgh, and Connecticut markets who were unable to meet our strategic initiatives for expansion, relocation and conversion.  These three markets have 21 stores and are among the top 25 markets in the United States.  The Pittsburgh and Connecticut stores were owned by independent dealers that were considered VIEs, mainly due to their poor performance, and we were required to consolidate them.

In prior years, we provided significant bad debt provisions for several independently-owned La-Z-Boy Furniture Galleries® store dealers.  During the fourth quarter of fiscal 2005 we reevaluated our allowance for doubtful accounts after our acquisition of one major dealer and reassessment of our credit position with respect to another significant dealer based upon attaining additional credit-related information.  Based on acquisition accounting for one and reassessment of the credit position for the other, we reduced our allowance for doubtful accounts by $5.5 million as shown in the La-Z-Boy Incorporated and Subsidiaries Schedule II - Valuation and Qualifying accounts to this report.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery Group and the Casegoods Group. These segments parallel our organizational structure.  Within each segment there are several operating units that share best practices to achieve purchasing, manufacturing and selling synergies.

Our largest segment in terms of sales is the Upholstery Group.  The operating units in the Upholstery Group are Bauhaus, Clayton Marcus, England, La-Z-Boy (including Retail), La-Z-Boy UK and Sam Moore. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Our second segment is the Casegoods Group. The operating units in the Casegoods Group are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House. This group primarily sells manufactured or imported wood furniture to furniture retailers and the hospitality industry. Approximately 55% of this segment’s fiscal 2005 finished goods sales was imported product. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture for the residential and hospitality markets.

Additional detailed information regarding our segments and the products which comprise the segments is contained in Note 17 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in Exhibit (13) and are incorporated in this item by reference.

Raw Materials & Parts

Higher steel and plywood prices increased our raw material costs in fiscal 2005 proportionately more than other companies in the furniture industry due to our heavier concentration of upholstery and motion upholstery as a percentage of our overall business. Steel prices for our recliner mechanisms, springs, fasteners and other metal parts increased our cost of sales by approximately 1.0% of net sales compared to the previous year’s costs.

The principal raw materials for the Upholstery Group are purchased cover, steel for motion mechanisms, polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, and lumber and plywood for frames and exposed wood parts. Purchased cover, primarily fabrics and leather, is the largest raw material cost for this segment, representing about 44% of the Upholstery Group’s total raw material costs. We generally purchase cover from a few sources.  If one these sources experienced financial difficulty we could experience temporary disruptions in our manufacturing process until another source could be found.  Most of the cover is purchased in a raw state (a roll or hide), then cut and sewn into parts in our plants. There is a growing practice to purchase fully cut and sewn leather and fabric parts from areas outside of the United States including but not limited to: Argentina, Brazil, China, and Uruguay. We expect this trend to continue given the lower labor costs in some of these areas and other existing economic conditions. By importing cut and sewn leather parts, we are able to recognize savings compared to domestic purchases and fabrication of these parts.

We are experiencing price increases in some of our raw materials and we expect the trend to continue in the near term. The largest raw materials for the Upholstery Group--fabric, leather, and polyurethane foam batting--have seen only minimal price increases.  However, some of the other Upholstery Group raw materials such as steel and plywood were up significantly in fiscal 2005 due to a tighter supply than in previous years.  Recently, we have seen some stabilizing in the steel and plywood prices.  In fiscal 2006 we expect the price of polyurethane to increase substantially.

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

The Casegoods Group has been transitioning over the last few years from a manufacturer to an importer, distributor and manufacturer.  Therefore, over the last few years the amount of raw materials purchased by the Casegoods Group has been declining.  The principal raw materials used in the Casegoods Group are hardwoods, plywood and chipwood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber is the Casegoods Group’s largest raw material cost, representing about 23% of the segment’s total raw material costs.

Finished Goods Imports

The domestic casegoods industry has been experiencing pressures over the last few years from imports.  The rapid growth of manufacturing capabilities in Asia and South America has increased production capacities overseas.  Due to the low labor and overhead costs in those areas, the landed manufactured cost of product coming out of those overseas manufacturing facilities is much lower than equivalent furniture produced domestically.  Our Casegoods Group has been transitioning from a domestic manufacturer of casegoods furniture to a blended strategy of domestic manufacturing and importing. This transition has significantly decreased the utilization of domestic production capacity in our plants.

During fiscal 2005, 55% of our residential casegoods finished goods were imported compared to 46% in fiscal 2004.  Imported finished goods represented only about 10% of our consolidated fiscal 2005 sales.  While the majority of upholstered product sold in this country is domestically produced, there is a growing trend of imported fully-upholstered product, particularly leather. Both imported finished goods and components have lowered costs, which in turn has deflated selling prices to consumers in the last few years.

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

Seasonal Business

We generally experience our lowest level of sales during our first fiscal quarter for our Upholstery Group and during our first and third fiscal quarters for the Casegoods Group. When possible, we schedule production to maintain uniform manufacturing activity throughout the year to coincide with slower sales.

Economic Cycle and Purchasing Cycle

The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on the products that we offer, including, among other things, the general state of the economy, general business conditions, the level of consumer debt, interest rates, taxation and consumer confidence in future economic conditions.

We remain cautiously optimistic about the industry’s growth prospects for the coming year, though we are concerned that recent consumer confidence improvements could be challenged by a number of factors. These factors include continued high energy prices, rising short-term interest rates and general geopolitical uncertainty, which continue to overshadow the economic expansion that appeared to be underway.

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

Practices Regarding Working Capital Items

With the exception of company-owned stores, we do not carry significant amounts of upholstered finished goods in inventory as these goods are usually built to order. However, we generally build or import casegoods inventory to stock, with warehousing, in order to attain manufacturing efficiencies and/or to meet delivery requirements of customers. This results in higher levels of finished casegoods product inventories than upholstery products.   Our company-owned La-Z-Boy Furniture Galleries® stores maintain inventory at the stores and at locations to meet customer demand.

To meet import pressures, our Casegoods Group has been transitioning from a domestic manufacturer of casegoods furniture to a blended strategy of domestic manufacturing and importing. Consequently, inventory levels of imported finished goods have been on the rise and domestically manufactured finished goods have been reduced.  At the end of fiscal 2005, our imported finished goods inventory increased 40% in comparison to the end of fiscal 2004.  In contrast, our domestically manufactured finished goods inventory decreased 32% at the end of fiscal 2005 in comparison to the end of fiscal 2004.  Additionally, including our raw materials, work-in-process, and finished goods, our total inventory decreased by 3% in the Casegoods Group.  The decrease in inventory was due in part to consolidation of some of our Casegoods Group operations and more effective management of inventory.

Dealer terms for stock orders range between net 30 – 105 days. Terms are 30 – 45 days for sales to dealers that have received an order from a consumer. We often offer extended dating as part of sales promotion programs.

Customers

We sell to a significant number of furniture retailers throughout mainly the United States and Canada.  We also sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores.  We did not have any customers whose purchases amounted to more than 3% of our fiscal year 2005 sales for either the Upholstery Group or the Casegoods Group.  Over 84% of the sales in our Upholstery Group are to dealers or furniture retailers at wholesale pricing. The remaining Upholstery Group sales are directly to end users through wholly-owned retail stores. Sales in our Casegoods Group are almost entirely to furniture retailers and the hospitality industry.

We have formal agreements with many of our retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or in dedicated galleries within their stores. We consider these stores, as well as our own retail stores, to be “proprietary.” Excluding sales to consumers by our own retail stores and VIEs, our 2005 customer mix was about 40% proprietary, 8% major dealers (for example, Art Van, Havertys) and 52% general dealers.

Currently, we own 61 stand-alone La-Z-Boy Furniture Galleries® stores, and we have agreements with independent dealers for 273 stand-alone La-Z-Boy Furniture Galleries® stores and 334 in-store galleries, all dedicated entirely to our furniture products.  These stores also sell accessories that are purchased from approved vendors.  In fiscal 2004 we adopted a new accounting standard that required us to consolidate some of our independent dealers, who own several stores.  These stores, that are owned by independent dealers, are included in the 273 independently owned stores.  There are 109 stand-alone La-Z-Boy Furniture Galleries® stores network in the New Generation format, which generally has more space and a more updated appearance.  The 109 New Generation format stores represent a 60% increase in this type of distribution in comparison to last year.  Additionally, the New Generation stores on average generate more revenue per square foot than the older formatted stores.  Having dedicated retail floor space is important to the success of product distribution. This distribution system originated with our La-Z-Boy Furniture Galleries® stores network, which continues to have the largest number of proprietary stores and galleries among our other operating units. Viewed by itself, La-Z-Boy Furniture Galleries® stores network would be the third largest conventional furniture retailer in the U.S.   In addition, we are expanding this proprietary approach to our Kincaid and England operating units.  There are 17 Kincaid and 11 England independently-owned stand-alone stores. This proprietary expansion also includes over 1,500 in-store galleries for Clayton Marcus, England, Kincaid, Lea, La-Z-Boy Kidz™ and Pennsylvania House. Total “proprietary” floor space is approximately 10.1 million square feet.

It is a key part of our marketing strategy to continue to expand proprietary distribution. We plan to open another 40-50 of our New Generation format La-Z-Boy Furniture Galleries® stores during fiscal 2006, with 20-25 of these being new stores and the remainder being store remodels or relocations. We select dealers for this proprietary distribution based on the management and financial qualifications of those dealers. The location of these proprietary stores is based on the potential for distribution in a certain geographical area. This proprietary method of distribution is beneficial to both La-Z-Boy and our dealers. For La-Z-Boy, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have been proven successful based on past experiences of other proprietary dealers. As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers.

Sales Representatives

Similar to most of the U.S. furniture industry, independent sales representatives sell our products to our dealer-customers. Typically these representatives represent one or more of our operating units' products, but for our non-La-Z-Boy branded business they may also represent products of other furniture companies. Independent sales representatives are usually compensated based on a percentage of their actual sales for their territory plus other performance criteria. In general, we sign one-year contracts with our independent sales representatives.

Orders and Backlog

Upholstery orders are primarily built to a specific dealer order (stock order) or a dealer order with a down payment from a consumer (sold orders). These orders are typically shipped within two to six weeks following receipt of the order. Casegoods are primarily produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand but quicker availability to ship to customers and greater batch size manufacturing efficiencies.  Additionally, increased importing of finished product over the last few years in our Casegoods Group has increased our imported finished goods inventories due to longer order lead times necessary for imported product.

As of April 30, 2005 and April 24, 2004, Upholstery Group backlogs were approximately $125 million and $113 million, respectively.  Casegoods backlogs as of April 30, 2005 and April 24, 2004 were approximately $61 million and $60 million, respectively. The measure of backlog at a point in time may not be indicative of future sales performance. We do not rely entirely on backlogs to predict future sales.

For most operating units, an order cannot be canceled after it has been selected for production. Orders from pre-built stock inventory, though, may be canceled up to the time of shipment.

Competitive Conditions

We are currently the third largest manufacturer/distributor of residential (bedroom, dining room, living and family room) furniture in the United States, as measured by annual sales volume, according to industry trade publication Furniture/Today.  Competitors include (in alphabetical order) Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Hooker Furniture, Klaussner, Natuzzi, Palliser, The Rowe Companies, Stanley Furniture and Universal.

In the Upholstery Group, the largest competitors are Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Klaussner, Natuzzi, Palliser and The Rowe Companies.  The La-Z-Boy Furniture Galleries® stores operate in the retail upholstered furniture industry; consequently, they have different competitors.  La-Z-Boy Furniture Galleries® stores competitors include but are not limited to Ashley, Bassett Furniture Direct, Broyhill Home Collections, Ethan Allen, Storehouse, Thomasville Home Furnishings Stores, several other regional competitors, and non-conventional furniture outlets such as specialty retail operations and retail variety stores.

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

Several years ago, our industry witnessed the bankruptcies of Montgomery Ward, Sears HomeLife and Heilig-Meyers, three of the top ten U.S. furniture retailers.  More recently, two other top retailers have experienced financial difficulties.  Additionally, major retailers are benefiting from importing directly from overseas.

Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements, which is included in Exhibit (13) to this report and is incorporated in this item by reference.

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

Employees

We employed 14,822 persons as of April 30, 2005. The Upholstery Group employed 12,070, the Casegoods Group employed 2,278, and there were approximately 474 non-segment personnel. Substantially all of our employees are employed on a full-time basis. Approximately 3% of our employees are unionized.

At the end of April last year we had 16,125 employees. The reduction in employees from April 24, 2004 to April 30, 2005 was due mainly to the closing of three Casegoods plant, which related to restructuring activities of our Casegoods Group in fiscal 2004.  The restructuring was the result of under-utilization of certain Casegoods Group manufacturing facilities.

Financial Information About Foreign and Domestic Operations and Export Sales

Our direct export sales are approximately 2% of our total sales. We also sell upholstered furniture to Canadian customers through a Canadian subsidiary and to European customers through a United Kingdom subsidiary and a joint venture, La-Z-Boy Europe, BV. We have a manufacturing joint venture in Thailand, which distributes furniture in Thailand, England and other countries.   Information about sales in the United States and in Canada and other countries is contained in Note 17 to our consolidated financial statements, which is included in Exhibit (13) to this report and incorporated in this item by reference.  Our property, plant, and equipment in the U.S. was $203 million, $205 million and $202 million at the end of fiscal years 2005, 2004 and 2003, respectively.  The property, plant, and equipment in foreign countries was $8 million in fiscal 2005, $8 million in fiscal 2004 and $7 million in fiscal 2003.

Internet Availability

Available free of charge through our internet website are our forms 10-K, 10-Q, 8-K and amendments to those reports. These reports can be found on our internet website www.la-z-boy.com as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

We owned or leased approximately 15.7 million square feet of manufacturing, warehousing, office, showroom, and retail facilities and had approximately 2.8 million square feet of idle facilities at the end of fiscal 2005.  Of the 15.7 million in fiscal 2005, our Upholstery Group occupied approximately 10.2 million square feet of space and our Casegoods Group occupied approximately 5.2 million square feet of space. At the end of fiscal 2004 we owned or leased approximately 15.2 million square feet square feet of manufacturing, warehousing, office, showroom, and retail facilities of space and 2.3 million square feet of idle facilities.  Of the 15.2 million our Upholstery Group occupied approximately 9.8 million square feet of space and our Casegoods Group occupied approximately 5.3 million square feet of space.   We reduced Casegoods floor space in fiscal 2005 due to rationalizing of production capacity through restructuring and other efforts, which corresponds to the increase in Casegoods Group imports.   The above information does not incorporate our VIEs.

We sold several idle facilities in the fourth quarter, and we also sold a significant amount of equipment that had been idled in connection with our previously announced restructurings over the last few years.  We recognized a gain of $4.6 million on these sales.  Since the sale of these assets related to restructuring, the gain was netted against our restructuring expense for the 2005 fourth quarter, resulting in a net pre-tax restructuring credit of $3.1 million.

Our active facilities are located in Arkansas, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York,  North Carolina, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, and the countries of Canada, Thailand and the United Kingdom. Most of them are less than 50 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations.  However, we anticipate increased retail capacity in the future.  We own most of our plants, some of which have been financed under long-term industrial revenue bonds and we lease the majority of our retail stores. For information on terms of operating leases for our properties, see Note 8 to our consolidated financial statements, which is included in Exhibit (13) to this report and incorporated in this item by reference.

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

Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Patrick H. Norton, age 83 • Chairman of the Board since October 1997
Kurt L. Darrow, age 50
•    President and Chief Executive Officer since September 2003
•    Formerly President La-Z-Boy Residential Division (August 2001 - September 2003)
•    Formerly Senior Vice President La-Z-Boy Sales and Marketing (September 1999 - August 2001)

David M. Risley, age 60
•    Senior Vice President and Chief Financial Officer since April 2001
•    Formerly Vice President and Chief Financial Officer of Aeroquip-Vickers, a global manufacturer servicing the industrial, aerospace and the automotive industries (October 1991 – December 1999)

Rodney D. England, age 53
•    Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery Product since November 2003
•    President, England, Inc. since July 1987

Steven M. Kincaid, age 56
•    Senior Vice President of La-Z-Boy and President of Casegoods Product since November 2003
•    President, Kincaid Furniture Company, Incorporated since June 1983

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES.

EQUITY PLANS
The table below provides information, as of the end of fiscal 2005, concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise prices of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	2,092,443	(1)	$19.59	4,715,400	(2)
Equity compensation plans not approved by shareholders (Note 3)	34,810		$18.90	None

Note 1:  These options were issued under our 2004 Long-Term Equity Award Plan and our 1997 Incentive Stock Option Plan.  No additional options can be awarded under the 1997 plan.

Note 2: This amount is the aggregate number of shares available for future issuance under our  2004 Long-Term Equity Award Plan, which has a stock option component, a restricted stock component and a performance award component, our Restricted Stock Plan for Non-Employee Directors, and our 1993 Performance-Based Stock Plan. The restricted stock plan and the restricted stock component of the Long-Term Equity Award Plan provide for awards of our common shares or grants of 30-day options on our common shares. The performance-based plan and the performance award component of the long-term equity award plan provide for awards of our common shares or grants of 30-day options on common shares to selected key employees based on achievement of pre-set goals over a performance period (normally of three fiscal years). At the end of fiscal 2005, 4,479,600 shares were available for future issuance under the long-term equity award plan, 215,800 shares were available for future issuance under the non-employee directors restricted plan, and 20,000 shares were available for future issuance under the performance-based plan.

Note 3: This line of the table relates only to an option plan that we adopted without shareholder approval at the time we acquired LADD solely in order to replace options on LADD common shares with options on our common shares.  No additional options or other awards may be made under that plan.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of fiscal year 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common shares during the fourth quarter of fiscal year 2005.

Shareholders

We had about 26,500 shareholders of record at June 8, 2005.

Other Information

All other information required to be reported under this item is included in Exhibit (13) to this report and incorporated in this item by reference.

ITEM 6. SELECTED FINANCIAL DATA.

All information required to be reported under this item is included in Exhibit (13) to this report and is incorporated in this item by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our “Management’s Discussion and Analysis” section included in Exhibit (13) of this report is incorporated by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

All information required to be reported under this item is included in Exhibit (13) to this report and is incorporated in this item by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and all other information required by this item other than financial statement schedules are included in Exhibit (13) of this report, and all of that information is incorporated in this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to information required to be included in our submissions and filings with the SEC.

Management’s Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2005.

Management has excluded the La-Z-Boy Furniture Galleries® operations in Pittsburgh, Connecticut and Chicago from its assessment of internal control over financial reporting as of April 30, 2005 because they were acquired in purchase business combinations during the year ending April 30, 2005.  These businesses are wholly-owned subsidiaries of the Company.  Management has also excluded two other La-Z-Boy Furniture Galleries® operations from our assessment of internal control over financial reporting because we do not have the right or authority to assess the internal controls of the consolidated entity and we also lack the ability, in practice, to make that assessment.  These two retail furniture operations were created prior to December 15, 2003, and were consolidated by La-Z-Boy Incorporated on April 24, 2004 upon the adoption of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities.  The combined total assets and total revenues of the excluded businesses represent 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30, 2005.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited our management’s assessment of the effectiveness of our internal controls over financial reporting as of April 30, 2005, and the effectiveness of our internal control over financial reporting as of April 30, 2005, as stated in their opinion which is included in Exhibit (13) to this report ..

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2005.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees.  A current copy of the code is posted at our website "http://www.la-z-boy.com".

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2005 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2005 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2005 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All information required to be reported under this item will be included in our proxy statement for our 2005 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2005 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

(1.)  Financial Statements:
          Consolidated Statement of Operations for each of the three fiscal years ended
                 April 30, 2005, April 24, 2004 and April 26, 2003
          Consolidated Balance Sheet at April 30, 2005 and April 24, 2004
          Consolidated Statement of Cash Flows for the fiscal years ended April 30, 2005,
                 April 24, 2004 and April 26, 2003
          Consolidated Statement of Changes in Shareholders’ Equity for the
                 fiscal years ended April 30, 2005, April 24, 2004 and April 26, 2003
          Notes to Consolidated Financial Statements
          Management's Report to Our Shareholders
          Report of Independent Registered Public Accounting Firm

(2.)  Financial Statement Schedules:
          Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
          Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 30, 2005.

          Both immediately follow this item.

          All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

(3.) Exhibits The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit (Note 1)
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)	Amendment to Restated Articles of Incorporation (Note 3)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of March 3, 2004) (Note 12)
(4)	$150 million dollar Credit Agreement dated as of March 30, 2004 among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries) (Note 12)
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Further Amended and Restated 1993 Performance-Based Stock Plan (Note 5)
(10.2)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Note 6)
(10.3)*	La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 7)
(10.5)*	La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 9)
(10.6)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 9)
(10.7)*	Form of Change in Control Agreement (Note 8). Only directors or executive officers currently covered: Patrick H. Norton, Kurt L. Darrow, David M. Risley, Steven M. Kincaid and Rodney D. England
(10.8)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 10)
(10.9)*	La-Z-Boy Incorporated Executive Deferred Compensation Plan (Note 7)
(10.10)*	Severance Agreement with Gerald L. Kiser (Note 4)
(10.11)*	Consulting Agreement with Gerald L. Kiser (Note 4)
(10.12)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan (Note 13)
(11)	Statement regarding computation of per share earnings (See Note 16 to the Consolidated Financial Statements included in Exhibit (13))
(12)	Not applicable
(13)	Portions of the 2005 Annual Report to Shareholders (Note 11)
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(99)	Not applicable
(100)	Not applicable

Notes to Exhibits

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
Note 1.	For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below.
All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2.	Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 3.	Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 4.	Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2003.
Note 5	Incorporated by reference to an exhibit to definitive proxy statement dated June 29, 2001.
Note 6.	Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003.
Note 7.	Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2003.
Note 8.	Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 9.	Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 10.	Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.
Note 11.	With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.
Note 12.	Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2004.
Note 13.	Incorporated by reference to an exhibit to definitive proxy statement dated July 2, 2004.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 27, 2005 appearing in the 2005 Annual Report to Shareholders of La-Z-Boy Incorporated (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 20 to the consolidated financial statements, on April 24, 2004, the company adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
June 27, 2005

LA-Z-BOY INCORPORATED AND SUBSIDIARIES SCHEDULE II
 — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Allowance for Doubtful Accounts and Long-Term Notes

Fiscal year ended:	Balance at beginning of year	Additions from consolidation of VIEs	Additions charged to costs and expenses		Trade accounts receivable "written off" net of recoveries	Balance at end of Year
April 30, 2005	$23,678	$--	$176	(1)	$(3,365)	$20,489
April 24, 2004	36,117	(11,239)	3,769		(4,969)	23,678
April 26, 2003	33,491	--	6,560		(3,934)	36,117

(1) Additions charged to costs and expenses includes a $5.5 million reduction relating mostly to the acquisition of La-Z-Boy Furniture Galleries®  Stores and reassessment of our credit position with respect to another significant dealer, see Note 1 to our consolidated financial statements, which is included in Exhibit (13) to this report and incorporated in this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 27, 2005	LA-Z-BOY INCORPORATED BY /s/ Kurt L. Darrow Kurt L.Darrow President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 27, 2005, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/P.H. Norton	/s/J.W. Johnston
P.H. Norton	J.W. Johnston
Chairman of the Board	Director

/s/K.L. Darrow	/s/H.G. Levy
K.L. Darrow	H.G. Levy
President and Chief Executive Officer, Director	Director

/s/D.M. Risley	/s/R.E. Lipford
D.M. Risley	R.E. Lipford
Senior Vice President and Chief Financial Officer	Director

/s/L.M. Riccio, Jr.	/s/D.L. Mitchell
L.M. Riccio, Jr.	D.L. Mitchell
Chief Accounting Officer and Corporate Controller	Director

/s/J.H. Foss	/s/H.O. Petrauskas
J.H. Foss	H.O. Petrauskas
Director	Director

/s/D.K. Hehl	/s/J.L. Thompson
D.K. Hehl	J.L. Thompson
Director	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (Note 1)
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Note 2)
(3.2)	Amendment to Restated Articles of Incorporation (Note 3)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of March 3, 2004) (Note 12)
(4)	$150 million dollar Credit Agreement dated as of March 30, 2004 among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries) (Note 12)
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Further Amended and Restated 1993 Performance-Based Stock Plan (Note 5)
(10.2)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Note 6)
(10.3)*	La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 7)
(10.5)*	La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 9)
(10.6)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 9)
(10.7)*	Form of Change in Control Agreement (Note 8). Only directors or executive officers currently covered: Patrick H. Norton, Kurt L. Darrow, David M. Risley, Steven M. Kincaid and Rodney D. England
(10.8)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 10)
(10.9)*	La-Z-Boy Incorporated Executive Deferred Compensation Plan (Note 7)
(10.10)*	Severance Agreement with Gerald L. Kiser (Note 4)
(10.11)*	Consulting Agreement with Gerald L. Kiser (Note 4)
(10.12)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan (Note 13)
(11)	Statement regarding computation of per share earnings (See Note 16 to the Consolidated Financial Statements included in Exhibit (13))
(12)	Not applicable
(13)	Portions of the 2005 Annual Report to Shareholders (Note 11)
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(99)	Not applicable
(100)	Not applicable

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

Note 12.
    Incorporated by
    reference to an exhibit to Form 10-K for the fiscal year ended April 24,
2004.

Note 13.
    Incorporated by
reference to an exhibit to definitive proxy statement dated July 2, 2004.

EXHIBIT (3.3)

AMENDED AND RESTATED
BYLAWS

OF

LA-Z-BOY INCORPORATED

(as of June 7, 2005)

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

EXHIBIT (13)

LA-Z-BOY INCORPORATED

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Our Management’s Discussion and
Analysis is an integral part of understanding our financial results. This
Management’s Discussion and Analysis should be read in conjunction with the accompanying  Management's Report to our Shareholders, Report of Independent Registered
Public Accounting Firm, Consolidated Financial Statements and related Notes to
Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction of La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2005. We then provide a discussion of our results of operations, liquidity and capital resources, quantitative and qualitative disclosures about market risk, and critical accounting policies.

Introduction

For over 75 years the La-Z-Boy name has been synonymous with comfort and quality.  La-Z-Boy has become the most recognized and preferred brand name in the furniture industry and is one of the most widely known and preferred consumer brands for the home, which provides leverage in the marketplace. La-Z-Boy is the largest reclining-chair manufacturer in the world and North
America’s largest manufacturer of upholstered furniture. In addition to the powerful brand name of La-Z-Boy, we have several other operating units well positioned in the furniture industry. Our operating units are divided into two segments: Upholstery
(upholstered furniture products) and Casegoods (wood furniture products). The La-Z-Boy
Upholstery Group companies are Bauhaus, Clayton Marcus, England, La-Z-Boy
(including retail), La-Z-Boy UK and
Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, American of
Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

According to the May 2005 Top 25
ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture
Galleries® stores network (“the network”) is the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and
Canada by opening new stores, relocating stores to better locations and converting stores to our new generation store format. Currently, slightly more than half of the stores in the network—which are mostly independently-owned—are concentrated in the top 25 markets in the U.S. We anticipate increasing our market penetration over the next few years in the top 25 markets, allowing our dealers to create operating efficiencies, particularly in the areas of advertising, logistics and administration. We anticipate obtaining the future market penetration necessary mostly through our independently-owned dealers, but in some cases our independent dealers lack the resources to accomplish these initiatives. In those cases, we may either acquire those markets or transition ownership of those markets to individuals who have the financial resources to accomplish our goals.

During the 2005 fiscal year, the
network opened 17 new stores, remodeled 19 stores, relocated five stores and closed seven stores for a net store increase of ten. There are now 109 stores in the more productive
New
Generation store format. We believe the transition to new generation format stores, with the
addition of new stores, is enhancing our position in the competitive retail market place. A majority of the retail operations are owned by independent retailers who resell to end-users. However, we currently own and operate 61 stores in eight markets, which is approximately one-fifth of the total stores. The La-Z-Boy Furniture Galleries® store network had 334 stand-alone stores at April 30, 2005.

Our success with La-Z-Boy Furniture
Galleries® stores has been expanded to our Kincaid and England operating units. There are 17 Kincaid and 11 England independently-owned stand-alone stores. Additionally, we have an extensive La-Z-Boy in-store gallery program with 334 in-store galleries. Our other operating units, such as Kincaid, Pennsylvania House, Clayton Marcus, England and Lea,
also have growing in-store gallery programs. One of our strategic initiatives is to grow our proprietary distribution network at an increasing pace over the next few years.

In the first quarter of fiscal 2005,
we continued to rationalize our casegoods manufacturing capacities as we announced plans to close our two Pennsylvania House facilities and a Kincaid facility in Hudson, NC. With the change in worldwide supply, we were no longer a competitive manufacturer domestically, and it became necessary to close these plants. We anticipate, once the transition is complete, that approximately 75% of our residential casegoods finished goods will be imported. During the fourth quarter of fiscal 2005, 66% of our residential casegoods finished goods were imported, compared to 42% imported during the first quarter of fiscal
2005. Our Pennsylvania House manufacturing facilities were closed and key management changes were made at that operating unit as we continue to position ourselves as an importer, marketer, and distributor of casegoods product. Once the transition is complete, we will be able to take advantage of our several established casegoods trade/brand names and our wide distribution network with more competitively priced, quality import products to market. The Casegoods Group showed positive signs of turning around during the last six months of fiscal 2005 by posting sales and operating margin growth after several years of declines.

During the fourth quarter of fiscal
2004, we were required to begin including in our consolidated financial statements several of our La-Z-Boy Furniture Galleries® stores which are owned and operated by independent dealers. This requirement was due to Financial Accounting Standards Board
Interpretation No. 46R, Consolidation of Variable Interest Entities
(“VIEs”) (“FIN 46”). We determined that a limited number of
independent dealers were VIEs of which, under FIN 46, we were deemed the primary beneficiary, mainly due to loans and guarantees provided by us to the dealers and, accordingly, we began including them in our consolidated financial statements as of April
24, 2004. During fiscal 2005, we reduced the number of VIEs we are required to consolidate by finding a new independent dealer with sufficient equity to own and operate the La-Z-Boy
Furniture Galleries® stores in a market or by acquiring them. We have reduced the VIEs we are required to consolidate in fiscal 2005 to half the number we were consolidating at the beginning of the fiscal year. The extraordinary gains of $2.1 million (net of income tax) in fiscal 2005 were a result of the application of purchase accounting relating to our acquisition of previously consolidated VIEs.

We operate on a 52-53 week fiscal
year ending on the last Saturday of April.  Our most recent fiscal year was 53 weeks, ended on April 30, 2005 (“fiscal 2005”), and the previous two fiscal years were
52 weeks, ended on April 24, 2004 (“fiscal 2004”) and April 26, 2003
(“fiscal 2003”).

During the fourth
quarter of fiscal 2005, we had several significant events:

i)

                    On April 29, 2005, we completed the sale of our La-Z-Boy Contract unit, which manufactured and distributed office seating. This operating unit was not a strategic fit with our current business model, which is centered on providing comfortable and stylish furnishings for the home, did not have a large market position compared to the major office furniture players and was not a large enough component of our overall business (about 2% of sales) to justify our continued corporate focus and resources. We sold the business for $11.0 million in cash and a $0.7 million receivable, recognizing a pre-tax gain in the fourth quarter of $1.1 million.  This disposition qualified as discontinued
                    operations.  Accordingly, our statements of operations for prior years have been reclassified to reflect the results of operations of this divested business as discontinued operations. The business unit was previously included in the
                    Upholstery segment, which has also been reclassified to reflect the discontinued
                    operations accounting.

ii)

                    During the fiscal 2005 fourth quarter, we changed our estimate for unpaid claims for workers' compensation, which resulted in an increase to our liability of $5.9 million ($5.0 million in the Upholstery segment, $1.3 million in the Casegoods segment, and $(0.4) million in Corporate and
                    Other). The change in
                    estimate for determining our unpaid workers' compensation claims involved using an actuarial estimate, which will more accurately reflect our future costs.

iii)

                    We sold several idle facilities in the fourth quarter, and we sold a significant amount of equipment that had been idled in connection with our previously announced restructurings over the last few years. We recognized a gain of $4.6 million on these sales. Since the sale of these assets related to several previous restructurings, the gain was netted against restructuring expense, resulting in a net pre-tax restructuring credit of $3.1 million. The remaining restructuring expense related to final severance payouts as well as other miscellaneous costs associated with closing the remaining facilities. A majority of the 2005 fourth quarter restructuring was attributable to the Casegoods segment.

iv)

                    In prior years, we provided significant bad debt provisions for several independently-owned La-Z-Boy Furniture Galleries® store dealers. During the fourth quarter of fiscal 2005, we reevaluated our allowance for doubtful accounts after our acquisition of a major La-Z-Boy Furniture Galleries® store market and reassessment of our credit position with respect to another significant dealer upon obtaining additional credit-related information.
                    Based on the acquisition of one and reassessment of the credit worthiness of the other, we reduced our allowance for doubtful accounts by $5.5 million, all of which related to the Upholstery segment.

v)

                    During the fourth quarter of fiscal 2005, we acquired La-Z-Boy Furniture
                    Galleries® store operations from our independent dealers in Chicago,
                    Pittsburgh and Connecticut markets who were unable to meet our strategic initiatives for expansion, relocation and conversion. These three markets, which are in the top 25 markets in the United States, include 21 stores. The
                    Pittsburgh and Connecticut markets were owned by independent dealers but were considered VIEs, mainly due to their poor performance, and were required to be consolidated. During the next few years we will aggressively expand, relocate and convert stores in the top 25 markets in the United States, which we expect will further expand the La-Z-Boy brand.

Results of
Operations

Analysis of Operations:  Year Ended
April 30, 2005
(Fiscal Year 2005 compared with 2004)

    Year ended

    (Amounts in thousands, except per share amounts)

    4/30/05
     (53 weeks)

    4/24/04
     (52 weeks)

    Percent Change

Upholstery sales

$
1,554,087

$
1,500,724

3.6
%

    Casegoods
sales

455,343

456,090

-0.2
%

Other/eliminations
38,951

(4,817
)
N/M

Consolidated sales

$
2,048,381

$
1,951,997

4.9
%

Consolidated gross profit

$
465,243

$
    431,692

7.8
%

Consolidated gross margin

22.7
%

22.1
%

Consolidated S,G&A

$
401,592

$
331,620

21.1
%

S,G,&A as a percent of sales

19.6
%

17.0
%

Write-down of Upholstery intangibles

$
--

$
11,313

N/M

Write-down of Casegoods intangibles

--

60,630

N/M

Consolidated write-down of intangibles

$
--

$
71,943

N/M

Upholstery operating income

$
98,099

$
129,327

-24.1
%

    Casegoods
operating income

5,370

2,991

79.5
%

Corporate and Other

(29,524
)

(21,805
)

-35.4
%

Write-down of intangibles

--

(71,943
)

N/M

Restructuring

(10,294
)

(10,441
)

1.4
%

Consolidated operating income

$
63,651

$
28,129

126.3
%

Upholstery operating margin

6.3
%

8.6
%

    Casegoods
operating margin

1.2
%

0.7
%

Consolidated operating margin

3.1
%

1.4
%

    Income
from continuing operations

$
33,095

$
1,878

N/M

    Diluted
earnings per share from continuing operations

$
0.63

$
0.04

N/M

        N/M
– not meaningful

Consolidated sales increased in
fiscal 2005 compared to fiscal 2004 due to the Upholstery Group sales increase, price increases, the consolidation of VIEs and an additional week in fiscal 2005. Included in our Corporate and Other group are the VIEs, which we began consolidating at the end of fiscal 2004. The VIEs accounted for $46.0 million of the $96.4 million overall increase in sales. Additionally, we instituted price increases that accounted for approximately 1.0%
of the sales increase during the fiscal year to mitigate the rising costs of raw materials.

Upholstery Group sales increased
based on the strength of the La-Z-Boy Branded product sold through general furniture dealers as well as the La-Z-Boy Furniture Galleries® store system. Although most of our La-Z-Boy Furniture Galleries® stores are independently-owned, we do track the written sales activity of the total store system to monitor retail activity. For the twelve-month period ended in April 2005, the La-Z-Boy Furniture Galleries® store system comparable same-store sales were up approximately 2%, and the overall store system
(including newly opened stores) sales increased by approximately 5%.

The chart below shows the structure of our La-Z-Boy Furniture Galleries®
store system as of April 30, 2005:

Sales increases in our La-Z-Boy
brand product were partially due to the opening of company-operated stores and a full year of sales realized from our Baltimore retail stores acquisition, which occurred at the end of fiscal 2004. We also acquired 21 stores near the end of fiscal 2005, of which eight were previously consolidated as VIEs. We expect these acquisitions will drive further growth of La-Z-Boy sales in fiscal 2006. Another contributing factor to the increased
Upholstery sales was an additional week in fiscal 2005 (53 weeks) in comparison to fiscal
2004 (52 weeks). Our non La-Z-Boy branded upholstery operating units were down slightly due in part to recent bankruptcies of two large customers.

In fiscal 2005, the Casegoods Group
finished the fiscal year strong by posting two consecutive quarters of sales growth. The second half of fiscal 2005 was a significant turnaround from the last several years of double digit declines in sales. A trend analysis of Casegoods Group sales is provided below:

Analysis of Casegoods Group Sales by Quarter for Fiscal 2005 and 2004

    (Amounts in thousands)

    Fiscal 2005

    Fiscal 2004

    % Change

First Quarter

$
105,714

$
116,508

-9.3
%

Second Quarter

114,169

119,621

-4.6
%

Third Quarter
111,918

107,899

3.7
%

Fourth Quarter

$
123,542

$
112,062

10.2
%

The casegoods  hospitality and health care business led the sales  turnaround by posting double digit growth over the prior year, which was partly due to the economic  recovery of the  hospitality  sector.  The Casegoods  Group benefited from an additional week in fiscal
2005 (53 weeks) in comparison to fiscal 2004 (52 weeks).  We also showed some  improvement  resulting  from our  transition  efforts as some of our other casegoods  businesses started to experience  favorable growth.  However, the momentum that the Casegoods Group gained during  fiscal  2005 was  offset by the  planned  transition  of  Pennsylvania  House to a  distributor  of  imported  finished  goods.
Pennsylvania  House sales decreased in the transition  period as we began to wind down the production at our domestic plants during the year  and, as a result, there were fewer  products to ship. As we launch new  Pennsylvania  House  products and increase  advertising in fiscal 2006,  we expect to experience  increased  sales over fiscal 2005.  As a result of our  conversion to a distributor  of imported wood products  rather than a  manufacturer,  we have closed 78% of our Casegoods  Group  manufacturing  facilities  over the past three years.

Our consolidated gross margin increased 0.6 percentage  points,  which was mainly due to our increased retail  operations and consolidating our VIEs beginning this fiscal year.  Because the VIEs and the La-Z-Boy Furniture  Galleries® stores are retailers and not  manufacturers,  they have a higher gross margin than our  manufacturing  operations.  The VIEs and our retail  operations  contributed  a
4.7  percentage
point increase to our gross margin.  Notwithstanding  the increase in our gross margins due to the VIEs and our retail operations,  our remaining businesses' gross margin was lower in fiscal 2005 in comparison to the prior year due to the following:

i)

                    Steel
                    for our recliner mechanisms, springs, fasteners and other
                    metal parts increased our cost of sales for fiscal 2005 by approximately 1.0% of net sales compared to the previous
                    year's costs. Higher raw steel prices increased our raw
                    material costs proportionately more than other companies in the furniture industry, due to our heavier concentration of upholstery and motion upholstery as a percentage of our
                    overall business.

ii)

                    The cost
                    of plywood, which mainly impacts our upholstered products, negatively affected our gross profit by approximately 0.3%
of net sales.

iii)

                    At the
                    end of fiscal 2005, we changed our estimate for unpaid claims for workers' compensation to an actuarial estimate. As a
                    result, we recorded a charge to increase our claims
                    liability by $5.9 million, which decreased gross margin by
                    0.3%.

iv)

                    We had
                    restructuring expenses of $10.3 million and $10.4 million in fiscal 2005 and 2004, respectively. The restructuring
                    expense impact on the gross margin was approximately the
                    same for both fiscal 2005 and 2004.

v)

                    Pennsylvania House experienced significant manufacturing
                    inefficiencies relating to the scheduled closures of its
                    plants, which occurred during the third quarter. There were additional costs due to the transition of sourcing product from overseas manufacturers.

Our selling  price  increases  during the year began to have a positive  impact on the third and fourth  quarter gross  margins,  which somewhat  mitigated  the  negative  impact of the raw material  cost  increases.  Additionally,  we believe the above-mentioned  plant closings will help offset the negative trends relating to the  under-absorption  of factory costs by increasing labor  efficiencies and better absorbing fixed costs at our remaining domestic facilities.

Selling,  general and administrative  expenses ("S,G&A") increased in fiscal 2005 compared to the prior year, both in dollars and as a percent of sales.  We have  increased  our  company-owned  retail  operations  since April of last year by opening new stores and acquiring  some stores.  We currently  have 61  company-owned  stores -- of which 21 were acquired in the fourth quarter -- compared to
36 last year.  Additionally,  we began consolidating  several  independently-owned  stores as VIEs at the end of fiscal 2004 due to the adoption of FIN 46. Since retail and our VIE operations  inherently  have a higher S,G&A  concentration,  our  consolidated  S,G&A as a percent of sales increased due to the expansion of our retail  operations and the VIEs that were not in our  consolidated  statement of operations  prior to the 2005 fiscal year.  Our non-retail  based  operation's  S,G&A expense in fiscal 2005 was  relatively  flat as a percentage  of sales when  compared  to fiscal  2004.  Additionally,  during  the fourth  quarter  of fiscal  2005, we  reevaluated  our allowance for doubtful  accounts after our acquisition of a  major La-Z-Boy  Furniture  Galleries® store market and reassessment of our credit  position with respect to another  significant  dealer upon obtaining  additional  credit-related  information,  and therefore we reduced our allowance for doubtful  accounts by $5.5 million.  The additional  cost we incurred for complying with  Sarbanes-Oxley  was about 0.1% of net sales and was recorded in S,G&A.

For the reasons noted above, our operating margin for both fiscal years was negatively  impacted.  Our operating margin for fiscal 2005 was 3.1% and  included  0.5  percentage  points of  restructuring  costs.  Our fiscal 2004  operating  margin was 1.4% and included 0.5 percentage  points of restructuring  costs. Our operating  margins did improve from the beginning of the year to the end of the year, as shown in the table below.

Operating Margin by Quarter for
Fiscal 2005 and Fiscal 2004

      Upholstery   2005

     Upholstery   2004

          Casegoods 2005

     Casegoods
2004

     Consolidated
2005

     Consolidated
2004

First Quarter

4.0
%

7.1
%

0.5
%

0.9
%

-0.9
%

2.6
%

Second Quarter

6.6%

8.3%

0.1
%

1.7
%

2.9
%

5.3
%

Third Quarter

6.2%

8.6
%

1.9
%

-0.3
%

3.9
%

5.3
%

Fourth Quarter

7.9%

10.0
%

2.1
%

0.2
%

5.8
%

-6.6
%

The        year-over-year  decrease in the Upholstery
Group operating  margin was primarily due to the lower operating  margins at our retail operations and the cost increases in certain raw materials,  especially  steel and plywood.  We did,  however,  increase our Upholstery
Group margins  throughout the year due to price  increases  taken during the April 2004 furniture  market as well as during the summer.
Some price  increases  took effect in the third and fourth  quarters and helped  mitigate raw material cost  increases.  In addition to the price  increases,  we also  continued to streamline  our  manufacturing  processes  and  continued to reduce costs through  product re-engineering  and  material  substitution.  Some of our non  La-Z-Boy  branded  operating  margins  were  down due to a drop in sales volume, partially caused by the bankruptcies of two large customers.

Although our Casegoods Group operating  margins improved during fiscal 2005,  Pennsylvania  House plant closures and disruptions in our other  businesses  kept us from fully  realizing  the margins  that the  segment can  potentially  achieve.  Additionally,  our margins improved as we continued our transition of replacing  domestically  produced  residential casegoods with imported product.  We believe that the lower priced imported product has made us more  competitive in the market place,  which has fueled our sales increases in this segment.  However,  offsetting  this  momentum  was the  closure of our  Pennsylvania  House  facilities  during the fiscal  year.  The manufacturing  inefficiencies  caused by the reduced  production at these  facilities  somewhat reduced the gains we experienced at our other  casegoods  businesses.  With the  further  maturation  of the  Casegoods
Group to an importer  and  distributor,  we  anticipate
operating margins will continue to improve.

Corporate and Other  operating  profit  includes the  consolidation  of VIEs.  Since some of our VIEs have either  negative or no equity in
their businesses,  we are required to absorb their losses in our consolidated  statement of operations.   During fiscal 2005, we focused
on reducing  our VIEs by either  acquiring  them or  arranging  for them to be acquired by new  independent  owners with  sufficient equity.  Due to the  application of purchase  accounting  relating to our  acquisition of previously  consolidated VIEs, we recognized extraordinary  gains of $2.1 million (net of tax).  Additionally,  during the year,  one of the equity  owners of our VIEs  contributed
$2.0 million of capital to their business.  Current accounting  standards  required us to record the capital  contribution as income in the  current  period as a recovery  of  previously  recorded  losses.  This was more than  offset by $9.6  million  of  pre-tax  losses experienced by our VIEs in fiscal 2005.

Interest  expense  for fiscal  2005 was lower than 2004 due mainly to a decrease in our  effective  interest  rate, offset in part by an increase in our weighted average debt outstanding.

Our  effective  tax rate was 38% in fiscal 2005 and 89% in fiscal  2004.  While our  statutory  rate was the same for both  years,  the write-down of intangibles increased our effective tax rate by 51 percentage points in fiscal 2004.

Results of
Operations

Analysis of Operations:  Year Ended
April 24, 2004
(Fiscal Year 2004 compared with 2003)

    Year ended

    (Amounts in thousands, except per share amounts)

    4/24/04
     (52 weeks)

    4/26/03
     (52 weeks)

    Percent Change

Upholstery sales

$
1,500,724

$
1,542,146

-2.7
%

    Casegoods
sales

456,090

526,168

-13.3
%

Other/eliminations
(4,817
)
(4,116
)
N/M

Consolidated sales

$
1,951,997

$
2,064,198

-5.4
%

Consolidated gross profit

$
    431,692

$
    484,339

-10.9
%

Consolidated gross margin

22.1
%

23.5
%

Consolidated S,G&A

$
331,620

$
320,943

3.3
%

S,G,&A as a percent of sales

17.0
%

15.5
%

Write-down of Upholstery intangibles

$
11,313

$
--

N/M

Write-down of Casegoods intangibles

60,630

--

N/M

Consolidated write-down of intangibles

$
71,943

$
--

N/M

Upholstery operating income

$
129,327

$
155,139

-16.6
%

    Casegoods
operating income

2,991

33,180

-91.0
%

Corporate and Other

(21,805
)

(23,853
)

8.6
%

Write-down of intangibles

(71,943
)

--

N/M

Restructuring

(10,441
)

(1,070
)

N/M

Consolidated operating income

$
28,129

$
163,396

-82.8
%

Upholstery operating margin

8.6
%

10.1
%

    Casegoods
operating margin

0.7
%

6.3
%

Consolidated operating margin

1.4
%

7.9
%

    Income
from continuing operations

$
1,878

$

96,414

-98.1
%

    Diluted
earnings per share from continuing operations

$
0.04

$
1.68

-97.6
%

         N/M - not meaningful

Although  consolidated  sales  decreased  year-over-year,  the sales and order rates improved in the last six months of fiscal 2004. In the first six months of fiscal 2004, sales were down  significantly in comparison to fiscal 2003. Sales performance  gradually  improved during the last six months to sales  comparable  with fiscal  2003.  As  discussed  in more detail  below,  net sales for the year were slightly down in the Upholstery Group while the Casegoods Group experienced a double-digit decline.

Upholstery  Group  sales  declined  7.8% in the first six months of the year due to tough  comparables  with fiscal 2003 and due to the economic environment. Sales increased by 2.3% and 4.6% in the last six months and the fourth quarter, respectively.

A major  contributing  factor in the Casegoods
Group  decline in fiscal 2004 sales was the decline in our  hospitality  business.  The hospitality  business was  significantly  down in comparison to fiscal 2003 due to continued  poor economic  conditions in the industry since September 11, 2001, and increased  competition from imports.  Volume suffered due to pressures from importers from China and other countries and new domestic niche  companies that entered the  hospitality  industry.  With the increased  competition and the poor economic conditions in the industry,  our hospitality  business saw a significant decrease in sales. The hospitality business accounted for 26% of the Casegoods decline from fiscal 2003.

Another  cause for the  decline in our  Casegoods
Group  sales in fiscal  2004 was the  decline in orders  from some of our larger key customers,  who  continue  importing  lower-priced  product  directly  from  overseas,  therefore  reducing or ceasing  orders with our Casegoods  companies.  However,  in the  transition  into our blended  strategy, we experienced  some  outsourcing  problems  related to production and quality issues, which resulted in lost sales.

Our consolidated gross margin  decreased  year-over-year  due, in part, to our  restructuring  efforts.  We announced in the first quarter of fiscal
2004  that  three of our Casegoods  plants  would  close.  These  closings  will help  offset  the  negative  trends  relating  to the under-absorption  of factory costs by increasing  efficiencies  and better  absorbing fixed costs.  During the second quarter we ceased operations in two of the three plants, and in the fourth quarter we ceased operations in the third plant. Gross margin decreased from 23.5% in fiscal 2003 to 22.1% in fiscal 2004. The restructuring costs of $10.4 million accounted for approximately half of the percentage point decrease in gross margin.

Also contributing to the
lower gross margin were the following factors:

i)

      the cost of phasing
out certain product lines and promotional pricing;

ii)

                    reduced
plant utilization, especially in our hospitality facility;

iii)

                    deflationary pricing pressures over the last few years,
                    which hindered us from increasing prices to offset increased material costs; and

iv)

                    material
                    cost increases on such items as steel, wood, oil, foam and transportation.

S,G&A increased in fiscal 2004 compared to fiscal 2003,  both in dollar amount and as a percent of sales.  Contributing to the increase in S,G&A were the following factors:

i)

      advertising expense
      increased over fiscal 2003 due to additional emphasis being given to several new product lines and increases related to opening new company-owned retail locations;

                    ii)

                    new
                    retail locations also increased rent expense over fiscal
                    2003 and, because the new retail stores were in the beginning stage of operations, these stores had a higher S,G&A
as a percent of sales;

                    iii)

                    higher
warranty expense in fiscal 2004; and

iv)

                    professional fees expense increased in comparison to fiscal
                    2003 due to fees on technology and other cost-saving
                    projects, as well as the professional fees and internal
                    costs of compliance with the Sarbanes-Oxley Act of 2002.

Our operating  margin was down  significantly  due to the $71.9  million  write-down of goodwill and trade names.  The  write-down  and restructuring  lowered our operating margin by 4.2 percentage points in fiscal 2004.  However,  even without the write-down,  operating margin in fiscal 2004 would have decreased from fiscal 2003 due to the higher S,G&A and the lower gross margin as discussed above.

The Upholstery  Group  operating  margin  decreased in fiscal 2004 to 8.6% from 10.1% in fiscal 2003.  Contributing  to the decrease in operating  margin was the increase in S,G&A. As discussed above, an increase in advertising  expense,  additional costs associated with new retail  locations and an increase in warranty  expense all contributed to an increase in S,G&A.  Also,  additional sales promotions had a negative impact on the Upholstery Group operating margin.

The Casegoods Group  operating  margin  decreased in fiscal 2004 to 0.7% from 6.3% in fiscal 2003. The operating  margin was negatively impacted by the significant  decrease in volume,  which resulted in low capacity  utilization.  Additionally,  the Casegoods  operating margin decreased  because we were unable to decrease S,G&A -- a low single digit  decrease -- at the same rate as sales -- a 13.3% decrease.  We marginally  lowered our fixed and variable  expenses,  but not at the same rate as the double-digit  decline in sales, and we increased some variable expenditures such as advertising in an attempt to recover lost market share.

Interest  expense for fiscal 2004 was higher  than for fiscal 2003 due to an increase in average  debt of about $4.2  million and a 0.2 percentage point increase in our effective  interest rate. The 2004 year-end level of debt was consistent with  management's  objective
to  maintain  our  total   debt-to-capitalization  ratio  (total  debt  divided  by  shareholders'  equity  plus  total  debt)  in  the mid-twenties-percentage  range.  Our  debt-to-capitalization  percentage  was 30.0% at April
24, 2004 and 26.9% at April 26,  2003.  In
fiscal 2004, the  write-down of trade names and goodwill and the  consolidation  of certain VIEs  accounted for a 3.0 percentage  point increase in our debt-to-capitalization percentage.

Our  effective  tax rate was 89% in fiscal 2004 and 38% in fiscal 2003.  While our  statutory tax rate was the same for fiscal 2004 and fiscal 2003, the write-down of intangibles increased our effective tax rate by 51 percentage points in fiscal 2004.

In both fiscal 2004 and fiscal  2003,  diluted  earnings per share were  negatively  impacted by the  write-down  of goodwill and trade names.  Diluted  earnings per share from  continuing  operations  were $1.68 for fiscal 2003 and $0.04 for fiscal 2004.  The write-down reduced diluted earnings per share before cumulative effect of accounting change in fiscal 2004 by $1.04.

Liquidity and Capital Resources

Our total assets at the end of fiscal 2005 were  comparable  with fiscal 2004.  Our total debt  increased by $1.9 million in comparison to the end of the 2004 fiscal year.

Our sources of cash liquidity  include cash and  equivalents,  cash from  operations  and amounts  available  under credit  facilities.
These sources have been  adequate for  day-to-day  operations,  dividends to  shareholders  and capital  expenditures.  We expect these sources of liquidity to continue to be adequate for the foreseeable  future.  Capital  expenditures  for fiscal 2005 were $34.8 million compared to $31.6  million in fiscal  2004 -- which  included VIE capital  expenditures  of $5.0  million for 2005 and $0 for 2004.  There were no material purchase  commitments for capital  expenditures at April 30, 2005. As of April 30, 2005, we had unused lines of credit and commitments of $179.1 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

    (Amounts in thousands)
    Cash Flows From (Used For)

    4/30/05

    4/24/04

Operating activities

    Net
income (loss), depreciation and deferred taxes

$
77,146

$
11,473

Write-down of goodwill and trade names (net of tax)

--

55,896

Restructuring

10,294

10,441

Cumulative effect of consolidating VIEs (net of tax)

--

8,324

    Working
capital and other

(41,475
)

46,768

    Cash
provided from operating activities

45,965

132,902

Investing activities

(23,987
)

(35,162
)

Financing activities

Repurchase of common stock

(2,476
)

(72,509
)

    Net
increase (decrease) in debt

1,939

(10,085
)

    Other
financing activities and exchange rate changes

(17,618
)

(14,025
)

    Net
increase in cash and cash equivalents

$
3,823

$
1,121

Operating Activities

The decrease in 2005  operating  cash flows over 2004 was due  primarily to  inventory,  accounts  receivable,  accounts  payable and lower earnings from  operations  before the write-down of  intangibles.  In fiscal 2005,  inventories  were a $10.6 million use of cash and in fiscal  2004  inventories  were a $16.3  million  source of cash.  Our  inventory  was higher in fiscal  2005  mainly due to the following:

                    i)

 increased sourcing of
                    component parts at the La-Z-Boy division;

                    ii)

 increased sourcing for
                    our Casegoods Group from overseas; and

                    iii)

 increased the number
                    of retail stores over the prior year period.

Accounts  receivable  was a use of cash of $5.9  million in fiscal 2005 and an $8.6 million  source of cash in fiscal 2004.  Our change in accounts  receivable  included our long-term notes  receivable,  which are  included in other  long-term  assets on our balance  sheet.
Although  the face of the  balance  sheet  indicates  a reduction  in our  receivables,  there were some  offsetting noncash  items as described below:

                    i)

the decrease was in part due
to the acquisition of the Chicago market;

                    ii)

transfers from receivables
                    in current assets to notes receivable in long-term assets;
                    and

                    iii)

disposition of our Contract
furniture division and related receivables.

 Investing
                    Activities

During  fiscal 2005,  investing  activities  were  affected by higher  proceeds on  disposals  of assets and proceeds  from the sale of discontinued  operations.  In fiscal  2005, we sold  certain  idle  manufacturing  facilities  and  benefited  from an auction of assets relating to prior  restructurings  over the last few years.  We also  received  $11.0  million from the sale of our  La-Z-Boy  Contract division.  Our capital  expenditures  for fiscal 2005 were $34.8  million,  which included $5.0 million for VIEs, and $31.6 million for fiscal 2004.

Financing Activities

Our financing  activities  included  borrowings and payments on our debt facilities,  dividend  payments,  issuances of stock and stock repurchases.  In fiscal 2005,  we had a use of cash from  financing  activities  of $18.8  million  compared to $97.4 million in fiscal
2004. The change in cash flows from financing  activities was due to a decrease in stock  repurchases of $70.0 million in comparison to last year's repurchases.

Our debt-to-capitalization  percentage was 30.0% at April 30, 2005, and April 24, 2004. Our  debt-to-capitalization  ratio is total debt as a percent of the sum of  shareholders'  equity plus total debt. We believe that the  availability of funds under our unused lines of
credit  and  the  cash  flows  from   operations   are   sufficient   to  fund  our  capital   needs.   Management   has  targeted  our
debt-to-capitalization  percentage to be in the  mid-twenties  range in order to effectively  blend our cost of equity with the cost of debt.  Although we are not yet within our  targeted  range of  leverage,  with the  concurrence  of our
Board of  Directors  we plan to
reenter the open market on a moderate  basis to begin  repurchasing  our shares.  This action is being taken in light of the low market price of our stock and the belief in the company's future prospects.

Our  debt-to-capitalization  ratio has been higher than our targeted range the last two years due largely to non-cash charges, including the  write-down  of trade  names and  goodwill in the fiscal 2004  fourth  quarter,  restructuring  charges in the 2004 and 2005 fiscal years,  the change in other  comprehensive  income due to our pension plans and the  consolidation  of VIEs.
These factors combined to affect our debt-to-capitalization percentage by 3.3 and 4.7 percentage points at April 30, 2005, and April 24, 2004, respectively. We only purchased 120,000 shares of common stock during fiscal 2005 because our debt-to-capitalization was higher than our targeted range.

The following table summarizes our contractual obligations of the types specified:

    Payments
      by Period

    (Amounts in thousands)

    Total

    Less than
      1 Year

    1-3
      Years

    4-5
      Years

    More than
      5 Years

Long-term debt obligations

$
214,258

$
2,004

$
40,128

$
109,389

$
62,737

    Capital
lease obligations

2,351

1,056

1,143

117

35

    Operating
lease obligations

215,535

28,420

53,766

44,780

88,569

    Other
long-term liabilities not

         reflected
on our balance sheet

1,400

1,250

100

50

--

Total contractual obligations

$
433,544

$
32,730

$
95,137

$
154,336

$
151,341

In addition to the above  obligations,  we have guaranteed  various mortgages and leases of dealers with proprietary  stores. The total amount of these  guarantees is $7.7 million.  Of this, $2.2 million will expire within one year, $4.6 million in one to three years and
$0.9 million in four to five years.  The table above does not include any  obligation  relating to our defined  benefit  pension plans.
In recent years,  we have  increased our  importation  of product for our Casegoods  Group.  At the end of the 2005 fiscal year, we had
$39.2 million in open purchase orders with foreign casegoods manufacturers. Some of these open purchase orders are cancelable.

Continuing  compliance with existing  federal,  state and local statutes  dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Our Board of Directors
has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and, subsequent to
October 1987, 22.0 million additional shares were added to this plan for repurchase. As of April 30, 2005, 6.7 million additional shares could be purchased pursuant to this authorization. As a result of our higher debt-to-capitalization ratio in fiscal 2005, our repurchase program has been at a slower pace this year in comparison to fiscal 2004. During the second, third and fourth quarters, we did not purchase any company stock.

Quantitative and Qualitative Disclosures
about Market Risk

We are exposed to market risk from changes in interest  rates.  Our exposure to interest rate risk results from our lines of credit and our floating rate $150 million  revolving  credit  facility under which we had $65 million  borrowed at April 30, 2005. In August 2004, we entered into several  interest rate swap agreements with  counter-parties  that are participants in the revolving credit facility to mitigate the impact of changes in interest rates on our floating rate debt.  We believe that potential  credit loss from  counter-party non-performance  is minimal.  The purpose of these swaps is to fix interest rates on a notional  amount of $10 million of floating rate debt for a two year period at a blended rate of 3.05% plus our  applicable  borrowing  spread on the floating rate debt.  Upon maturity
of this swap, the entire debt under our revolving  credit facility will be on a floating rate basis.   Management  estimates that a one
percentage  point change in interest  rates would not have a material  impact on our results of  operations  for fiscal 2006 based upon the year end levels of exposed liabilities.

We are  exposed to market  risk from  changes  in the value of  foreign  currencies.  Our  exposure  to changes in the value of foreign currencies  is reduced  through our use of foreign  currency  forward  contracts  from time to time.  At April 30, 2005, we had foreign exchange forward contracts  outstanding  relating to the Canadian dollar for purchases made by our Canadian  subsidiary.  Substantially all of our imports  purchased  outside of North America are  denominated in U.S.  dollars.  However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future.  We believe that gains or losses  resulting from changes in the value of foreign  currencies will not be material to our results from operations in fiscal year 2006.

Critical Accounting Policies

An  appreciation  of our critical  accounting  policies is necessary to understand  our financial  results.  These policies may require management to make  difficult and subjective  judgments  regarding  uncertainties  and, as a result,  such estimates may  significantly impact our financial  results.  These policies were  identified as critical  because they are broadly  applicable  within our operating units.  The expenses and accrued  liabilities  or  allowances  related to certain of these  policies  are  initially  based on our best estimates at the time of original entry in our accounting  records.  Adjustments are recorded when our actual  experience  differs from the assumptions  underlying the estimates.  These  adjustments  could be material if our experience were to change  significantly  in a short period of time. We make frequent  comparisons  of actual  experience to our  assumptions  in order to mitigate the  likelihood of material adjustments.  Our critical accounting policies and changes to critical estimates are reviewed by management with the Audit Committee of our
Board of Directors and our independent accountants.

Inventories

Inventories  are  stated  at the  lower of cost or  market.  Cost was  determined  using  the  last-in,  first-out  ("LIFO")  basis for approximately  70% of our  inventories  at April  30,  2005, and April 24,  2004.  Cost is  determined  for all other  inventories  on a first-in, first-out ("FIFO") basis.

Excess of FIFO over the LIFO basis at April 30, 2005, and April 24, 2004, includes  $10.9 million and $12.1  million,  respectively,  for inventory  written-up  to fair value for  acquisitions  that  occurred in fiscal 2000.  This  purchase  accounting  adjustment  reduces earnings in the periods that the related inventory is sold.

Revenue Recognition and Related Allowances

Shipping terms for third
party carriers are FOB shipping  point,  and revenue is recognized upon shipment of product.  For product shipped on our  company-owned trucks, revenue is recognized upon delivery.  This revenue includes amounts billed to customers for shipping.  Provision is made at the time revenue is recognized for estimated  product returns and warranties as well as other  incentives that may be offered to customers.
We import certain products from foreign ports, which are shipped directly to our domestic  customers.  In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. customs.

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

Using  these  procedures,  we  determined  in fiscal  2003
that the  carrying  value of trade names  exceeded  their fair value,  creating an impairment loss of $48.3 million,  all of which was attributable to the Casegoods segment,  and the carrying value of goodwill exceeded its fair value,  creating  an  impairment  loss of $29.4  million.  Of the  pre-tax  impairment  loss for  goodwill,  $17.1  million was attributable to the Upholstery  segment and $12.3 million was  attributable  to the Casegoods  segment.  The after-tax  effect of $59.8 million for these  impairment  losses was  included  in the  cumulative  effect of  accounting  change in our fiscal 2003  consolidated statement of operations.

In the fourth  quarter of fiscal 2004,  the annual  evaluation of goodwill and trade names was  performed.   Following  the  evaluation
procedures it  was determined  that the carrying value of trade names exceeded their fair value,  creating an impairment  loss of $43.2 million,  and the carrying  value of goodwill  exceeded its fair value,  creating an  impairment  loss of $28.7  million.  The after-tax effect of the impairment  was $55.9  million.  The  before-tax  effect of $71.9 million for these  impairment  losses was recorded as a
component of operating  income.   Of the total  impairment losses,  $11.3 million and $60.6 million were  attributed to the  Upholstery
and the Casegoods  segments,  respectively.   One operating unit  accounted for the write-down in the Upholstery  Group.  During fiscal
2004,  this operating  unit had  experienced a decline in sales and operating  income,  which caused a decline in the fair value of its
intangibles.   Prior to fiscal 2005,  Casegoods  Group sales and operating  results have been  declining in the last few years.  Due to continued  lagging operating  results and changes in facts relating to underlying  assumptions,  the fair value evaluation was lower in the fiscal 2004 fourth quarter than in the prior year fourth  quarter.  As a result of these  write-downs,  the goodwill was eliminated from our Casegoods Group.

In the fourth quarter of fiscal 2005 and in fiscal 2004 we acquired several La-Z-Boy  Furniture  Galleries® stores that were previously independently-owned.  We recorded  goodwill of $11.3 and $10.3 million in fiscal 2005 and fiscal 2004,  respectively, relating  to these
acquisitions.    Additionally,  in the fourth  quarter of fiscal 2005,  we  completed a valuation  of the tax  reserves,  relating to an acquisition  in fiscal  2000.  Due to the  resolution  of certain open tax items  relating to the  acquisition,  a reduction of the tax reserves was required  during fiscal 2005, resulting in a reduction of the remaining  acquired  intangible  assets,  which  consisted of trade names and totaled $6.4 million.  Furthermore,  in the fourth quarter of fiscal 2005, the annual evaluation of goodwill and trade names was performed.  We determined that goodwill and trade names were not impaired as of the end of fiscal 2005.

Other Loss Reserves

The allowance for doubtful  accounts  reflects our best estimate of probable losses  inherent in the accounts  receivable  balance.  In fiscal 2005, our allowance for doubtful  accounts for trade accounts  receivable  and long-term  notes  decreased from $23.7 million to
$20.5 million.  The decrease in the allowance was due in part to the  acquisition of one  significant  dealer and  reassessment  of the credit position for another major dealer.

We have other loss exposures arising from the ordinary course of business, including inventory obsolescence,  litigation,  environmental claims,  health  insurance,  product  liability,  restructuring  charges  and the  recoverability  of  deferred  income  tax  benefits.
Establishing  loss reserves requires the estimate and judgment of management with respect to risk exposure and ultimate  liability.  We use legal counsel or other experts,  including  actuaries as appropriate, to assist in developing  estimates.  Due to the  uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

Financial Guarantees

We have provided financial  guarantees  relating to loans and leases in connection with certain La-Z-Boy  Furniture  Galleries® stores,
which are neither owned nor operated by the company.   Loan  guarantees are generally for real estate  mortgages with a guarantee  period of not more than five years.  Lease  guarantees are generally for real estate leases and have terms lasting up to five years.  These loan and lease guarantees  enhance the credit of these  dealers.  The dealer is required  to make  periodic  fee  payments  to  compensate  us for our guarantees.  We have  recognized  liabilities  for the fair values of the loan and lease  agreements  that we have  entered  into since
December 31, 2002, but they are not material to our financial position.

We would be required to perform under these  agreements  only if the dealer were to default on the loan or lease.  The maximum  amounts of potential future payments under loan guarantees and lease guarantees were $1.8 million and $5.9 million,  respectively,  as of April
30, 2005. Should a default occur on a collateralized loan, we expect the liquidation of the collateral would cover our exposure.

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

Variable Interest Entities

Financial Accounting
Standards Board Interpretation No. 46R, Consolidation of Variable  Interest  Entities ("FIN 46"), which was issued in December  2003,  requires  the "primary  beneficiary"  of a variable  interest  entity  ("VIE") to include the VIE's  assets,
liabilities  and operating  results in its  consolidated  financial  statements.    In general,  a VIE is a  corporation,  partnership,
limited-liability  corporation,  trust or any other legal  structure  used to conduct  activities or hold assets that either (a) has an insufficient  amount of equity to carry out its principal  activities without  additional  subordinated  financial support,  (b) has a group of equity owners that are unable to make significant  decisions about its activities,  or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by 125  independent dealers. These stores sell
La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.
Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support. However, there are certain independent dealers that we have determined may not have sufficient equity. Based on the criteria for consolidation of VIEs, we determined that, as of April 24, 2004, several dealers were VIEs of which, under FIN 46, we were deemed the primary beneficiary.  As a result of consolidating several VIEs, we recorded a cumulative effect of accounting change of $8.3 million (net of $5.1 million taxes) at the end of fiscal 2004. In fiscal 2005, the VIEs' operating losses are recorded
in our consolidated statement of operations.   During fiscal 2005, we disposed of some of our VIEs either by  acquiring them or by arranging for them to be acquired by new independent dealers with sufficient equity to own and operate that market of  La-Z-Boy
Furniture Galleries® stores.  At the end of fiscal 2005, we were left with only three VIEs that we consolidate.   The dealers that
were consolidated in our financial statements are separate legal entities and their management is their primary decision maker.  The assets of the VIEs are included in "Unallocated assets" for purposes of segment reporting.

Since  some of our VIEs  have  either  negative  or no equity in their  businesses,  we are  required  to  absorb  their  losses in our
consolidated  statement of income.   During the third fiscal quarter,  one of the equity owners of our VIEs contributed $2.0 million of
capital to their  business.   Current  accounting  standards  required us to record the capital  contribution  as income in the current period to offset  previously  recorded  losses.  The operating results of the consolidated VIEs impacted our diluted earnings per share
by  $(0.11)  for  fiscal  2005.   The  extraordinary  gain of $3.4  million  ($2.1  million  net of income  taxes)  was a result of the application of purchase accounting relating to the acquisition of previously consolidated VIEs.

Additionally,  there are certain independent  dealers that qualify as VIEs; however, we are not the primary  beneficiary.  Our interest
in these  dealers  is  comprised  of  accounts  and  notes  receivable  of  $20.1  million.   In prior  years,  we have  evaluated  the
collectibility of our trade accounts receivable from our independent  dealers,  and we have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees.

The tables following show
the impact of this standard on our consolidated balance sheet at April 30, 2005, and statement of operations for the year ended April 30, 2005. The amounts reflected in the tables include the elimination of related payables, receivables, sales, cost of sales and interest, as well as profit in inventory.

4/30/2005

    (Amounts in thousands)

    VIEs

    Consolidated

Assets

       Cash and
equivalents

$
1,699

$
37,705

Receivables, net

(9,131
) (1)

283,915

Inventories, net

7,211

260,556

Deferred income taxes

7,199

22,779

       Other
current assets

1,226

33,410

             Total current
assets

8,204

638,365

       Property,
plant and equipment, net

8,431

210,565

Intangibles

7,714

100,846

       Other
long-term assets

(14,169
) (1)

76,581

             Total
assets

$
10,180

$
1,026,357

Liabilities and shareholders' equity

Short-term borrowings

$
--

$
9,700

Current portion of long-term debt and capital leases

1,934

3,060

       Accounts
payable

329

82,792

       Other
current liabilities

3,523

133,172

             Total
current liabilities

5,786

228,724

       Long-term
debt and capital leases

6,256

213,549

Deferred income taxes

--

5,389

       Other
long-term liabilities

(1,300
)

51,409

Shareholders' equity (deficit)

(562
)

527,286

            Total
liabilities and shareholders' equity

$
10,180

$
1,026,357

(1) Reflects the elimination of intercompany accounts and notes receivable.

4/30/2005

    (Amounts in thousands)

    VIEs

    Consolidated

Sales

$
46,019
(2)
$
2,048,381

Cost of Sales

Cost of goods sold

1,224
(2)

1,572,844

Restructuring

--

10,294

Total cost of sales

1,224

1,583,183

Gross profit

44,795

465,243

Selling, general and administrative

49,825

401,592

Operating income (loss)

(5,030
)

63,651

Interest expense

427

10,442

Other income (expense), net

(4,154
) (3)

170

Pre-tax income (loss)

(9,611
)

53,379

Income tax expense (benefit)

(3,652
)

20,284

Income (loss) from continuing operations

(5,959
)

33,095

Income (loss) from discontinued operations (net of tax)

--

1,996

Extraordinary gains (net of tax)

--

2,094

Net income (loss)

$
(5,959
)
$
37,185

(2) Includes the elimination of intercompany sales and cost of sales.

(3) Includes the elimination
of intercompany interest income and interest expense.

Restructuring

In the first quarter of fiscal 2005,  we announced the closing of three  casegoods  facilities,  an upholstery  plant and an upholstery warehouse.  The casegoods  facilities were closed as a result of continued  underutilization  of our domestic casegoods  facilities due
to an increase in our importing of product from  overseas.   The  upholstery  plant was closed and  production  was absorbed in another
upholstery  facility,  resulting  in better  production  efficiencies.    Approximately  525 jobs were  eliminated  as a result of these
closures.   During fiscal 2005,  pre-tax  restructuring  charges were $10.3 million or $0.12 per diluted share, covering the following:
write-down of certain fixed assets,  the write-down of certain  inventories,  payment of severance and benefits and other costs related
to the shut down.  We expect to dispose of these plants by sale or  abandonment  if a sale is not  practical.   Restructuring  expenses
during 2005 were lower than we had  originally  anticipated  because our charges to expense  were offset by the gains on sale of assets
previously  written down through  restructuring  in the fourth  quarter.   The write-down was accounted for in accordance with SFAS
No. 144, Accounting  for the  Impairment  or Disposal  of  Long-Lived  Assets.   Severance  costs and other costs are being  expensed as
incurred  throughout the current fiscal year in accordance with SFAS No. 146,  Accounting  for Costs  Associated with Exit or Disposal
Activities.  There are 30 employees remaining at these facilities.

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
Approximately  75 jobs were created at other  facilities  resulting  from the  closures.   During  fiscal 2004,  pre-tax  restructuring
charges related to the restructuring were $10.4 million,  covering the write-down of certain fixed assets and inventories,  lease costs and severance  related costs,  which were recorded in cost of sales. We expect to dispose of two  manufacturing  plants by sale and the related  write-down has been accounted for in accordance  with SFAS No. 144, Accounting  for the Impairment or Disposal of Long-Lived
Assets. Our third plant was leased,  and the lease expired in fiscal 2004. The plants ceased operations during fiscal 2004,  leaving three
employees remaining at these facilities.  The remaining liability will be paid out in fiscal 2006.

We had $4.0  million of assets held for sale  included in other  long-term  assets on our  consolidated  balance  sheet as of April 30,
2005,  primarily  as a result of the above  restructurings.   This includes $3.5 million of buildings and $0.5 million of  equipment.
All of these assets have been written down to their fair value and are currently being marketed.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

    Fiscal 2005

    (Amounts in thousands)

    4/24/04 Balance

    Charges
      to Expense

    Cash
      Payment or Asset  Write-Down

    4/30/05 Balance

Fixed asset write-downs, net of gains

$
--

$
4,619

$
(4,619
)
$
--

    Severance
and benefit related costs

329

1,700

(1,991
)

38

    Inventory
write-downs

--

2,450

(2,450
)

--

Other

174

1,525

(1,699
)

--

Total

$
503

$
10,294

$
(10,759
)
$
38

    Fiscal 2004

    (Amounts in thousands)

    4/26/03 Balance

    Charges
      to Expense

    Cash
      Payment or Asset  Write-Down

    4/24/04 Balance

Fixed asset write-downs

$
--

$
4,256

$
(4,256
)
$
--

    Severance
and benefit related costs

313

1,389

(1,373
)

329

    Inventory
write-downs

--

1,729

(1,729
)

--

Other

543

3,067

(3,436
)

174

Total

$
856

$
10,441

$
(10,794
)
$
503

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

Actual
results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) energy price changes; (f) the impact of logistics on imports; (g)
the impact of interest rate changes; (h) the effects of the tariffs determined by the
United States Department of Commerce and potential disruptions from Chinese imports; (i)
inventory supply price fluctuations; (j) the impact of imports as it relates to continued
domestic production; (k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact of severe weather such as hurricanes and tornadoes; (w) the impact of consolidating, acquiring or disposing of a variable interest entity; and (x) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

Business Outlook

We are pleased with the continuing
improvement in our operations and with the progress we have made in the transition of our business model. From a macro economic perspective, we remain cautiously optimistic about the industry’s growth prospects for the coming year, though we are concerned that
May’s recent consumer confidence improvements could be challenged by a number of factors. These factors include continued high energy prices, rising short-term interest rates and general geopolitical uncertainty, which continue to overshadow the economic expansion that appeared to be underway.

Our first quarter is historically our
seasonally weakest, and with the continued inconsistent trends at retail we expect our first quarter sales to be up in the low single digit range compared to last year’s first quarter sales of $455 million, as reclassified to reflect our discontinued
operations. Reported earnings for the first quarter are forecasted to be in the range of
$0.10 — $0.14 per share. This compares to a loss of $0.07 per share in fiscal
2005's first quarter, which included an after-tax restructuring charge of $0.12 per share.

Recent Accounting
Pronouncements

In December 2004, the Financial
Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based
Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based
Compensation and supersedes APB No. 25, Accounting for Stock Issued to
Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS
123(R) will be effective for fiscal years beginning after June 15, 2005. Although management has not yet determined the final impact that SFAS 123(R) will have on its financial position and results of operations, we do not expect the impact to be materially different than the effect shown in Note  1 in the Notes to Consolidated Financial
Statements.

In November 2004, the FASB issued
Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”),
Inventory
Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges, and by requiring the allocation of fixed production overheads to inventory, based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.
We are currently evaluating the impact of the adoption of SFAS No. 151 on our financial position and results of operations.

The FASB issued Statement of
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

The FASB issued Interpretation No.
47, Accounting for Conditional Asset Retirement Obligations on March 30,
2005. The interpretation will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of the adoption of Interpretation No. 47 on our financial position and results of operations.

In May 2005, the FASB issued SFAS No.
154, Accounting Changes and Error Corrections.  SFAS No. 154 is a
replacement of  APB No. 20 and FASB
Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle.
SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by
SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2007.

Regulatory Developments

In the third quarter of fiscal 2005,
the United States Department of Commerce announced its final ruling that Chinese manufacturers are dumping wood bedroom furniture in the U.S. market. The final duties on imports range from 0.8% to 198%. More specifically, the six largest Chinese bedroom manufacturers received varying duty rates ranging from 0.8% to 15.8%. A group of over 100
Chinese manufacturers received a 6.65% tariff rate. The remaining Chinese manufacturers received a 198% tariff rate. We import bedroom products from China; however, we do not anticipate the tariffs to have a significant effect on our Casegoods operation, as a majority of our Chinese suppliers received tariff rates at or below 6.65%. Additionally, at the time of the final ruling, the wood bedroom furniture represented approximately 3% of our consolidated sales.

LA-Z-BOY INCORPORATED

Consolidated Statement of
Operations

    Fiscal year ended (Amounts in thousands, except per share data)

    4/30/05
     (53 Weeks)

    4/24/04

    (52 Weeks)

    4/26/03
    (52 Weeks)

Sales

$
2,048,381

$

1,951,997

$
2,064,198

Cost of sales

Cost of goods sold

1,572,844

1,509,864

1,578,789

Restructuring

10,294

10,441

1,070

Total cost of sales

1,583,138

1,520,305

1,579,859

Gross profit

465,243

431,692

484,339

    Selling,
general and administrative

401,592

331,620

320,943

Write-down of intangibles

--

71,943

--

Operating income

63,651

28,129

163,396

    Interest
expense

10,442

11,253

10,510

Other income, net

170

4,364

2,621

Income from continuing operations before income taxes

53,379

21,240

155,507

    Income
tax expense

20,284

19,362

59,093

    Income from continuing
operations

33,095

1,878

96,414

Income (loss) from discontinued operations

(net of tax of $1,223 in 2005, $398 in 2004 and $(194) in 2003)

1,996

650

(316
)

Extraordinary gains (net of tax of $1,283 in 2005)

2,094

--

--

Cumulative effect of accounting changes

          (net of tax of $5,101 in 2004 and
$17,920 in 2003)

--

(8,324

)

(59,782
)

Net income (loss)

$
37,185

$
(5,796
)
$
36,316

Basic average shares outstanding

52,082

53,508

57,120

Basic net income (loss) per share:

Income from continuing operations

$
0.63

$
0.04

$
1.69

Income (loss) from discontinued operations (net of tax)

0.04

0.01

(0.01

)

Extraordinary gains (net of tax)

0.04

--

--

Cumulative effect of accounting changes (net of tax)

--

(0.16
)

(1.04

)

            Net income (loss) per
basic share

$
0.71

$

(0.11
)
$

0.64

Diluted weighted average shares outstanding

52,138

53,679

57,435

Diluted net income (loss) per share:

Income from continuing operations

$
0.63

$

0.04

$

1.68

Income (loss) from discontinued operations (net of tax)

0.04

0.01

(0.01
)

Extraordinary gains (net of tax)

0.04

--

--

Cumulative effect of accounting changes (net of tax)

--

(0.16
)

(1.04
)

             Net income (loss)
per diluted share

$
0.71

$
(0.11
)
$

0.63

The accompanying Notes to Consolidated
Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

Consolidated Balance Sheet

    (Amounts in thousands, except par
      value)
    As of

    4/30/05

    4/24/04

Assets

    Current
assets

Cash and equivalents

$
37,705

$
33,882

Receivables, less allowance of $17,540

in 2005 and $15,024 in 2004

283,915

299,801

Inventories, net

260,556

250,568

Deferred income taxes

22,779

31,387

Other current assets

33,410

31,454

                Total
current assets

638,365

647,092

    Property,
plant and equipment, net

210,565

212,739

Goodwill

79,362

68,116

    Trade
names

21,484

27,889

    Other
long-term assets, less allowance of $2,949 in

2005 and $8,654 in 2004

76,581

85,078

                   Total
assets

$
1,026,357

$
1,040,914

Liabilities and shareholders' equity

    Current
liabilities

Short-term borrowings

$
9,700

$
37,219

Current portion of long-term debt

3,060

5,344

Accounts payable

82,792

93,298

          Accrued expenses and other
current liabilities

133,172

147,460

               Total
current liabilities

228,724

283,321

Long-term debt

213,549

181,807

    Deferred
income taxes

5,389

13,637

    Other
long-term liabilities

51,409

39,821

Contingencies and commitments

Shareholders' equity

          Preferred shares - 5,000
authorized; none issued

--

--

          Common shares, $1 par value -
150,000 authorized;

             52,225 outstanding
    in 2005 and 52,031
in 2004

52,225

52,031

          Capital in excess of par
value

214,087

216,156

Retained earnings

273,143

253,012

Unearned compensation

(1,536
)

--

          Accumulated other comprehensive
income (loss)

(10,633
)

1,129

                Total
shareholders' equity

527,286

522,328

                  Total
liabilities and shareholders' equity

$
1,026,357

$
1,040,914

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

Consolidated Statement of Cash
Flows

    Fiscal year ended

      (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

Cash flows from operating activities

Net income (loss)

$
37,185

$
(5,796
)
$
36,316

        Adjustments to reconcile net income (loss)
to

           net cash provided by
operating activities

              Write-down
of intangibles

--

71,943

--

Cumulative effect of accounting change (net of tax)

--

8,324

59,782

Extraordinary gains (net of tax)

(2,094
)

--

--

Gain on sale of discontinued operations (net of tax)

(668
)

--

--

Restructuring

10,294

10,441

1,070

Change in allowance for doubtful accounts

(3,189
)

(1,201
)

2,626

              Depreciation
and amortization

28,329

29,112

30,695

              Change
in receivables

(5,935
)

8,631

32,411

              Change
in inventories

(10,633
)

16,309

(41,028
)

              Change
in payables

(10,032
)

13,220

9,927

              Change
in other assets and liabilities

(8,924
)

(6,238
)

(19,291
)

              Change
in deferred taxes

11,632

(11,843
)

6,004

                     Total
adjustments

8,780

138,698

82,196

                           Net cash
provided by operating activities

45,965

132,902

118,512

    Cash
flows from investing activities

Proceeds from disposals of assets

11,226

2,167

4,348

Proceeds from sale of discontinued operations

10,985

--

--

Capital expenditures

(34,771
)

(31,593
)

(32,821
)

        Acquisitions, net of cash
acquired

(6,806
)

(9,189
)

(3,089
)

Change in other long-term assets

(4,621
)

3,453

(22,871
)

                          Net cash used
for investing activities

(23,987
)

(35,162
)

(54,433
)

    Cash
flows from financing activities

Proceeds from debt

126,752

101,572

187,173

Payments on debt

(124,813
)

(111,657
)

(107,184
)

        Stock issued for stock and 401(k)
plans

4,573

6,714

10,603

Repurchase of common stock

(2,476
)

(72,509
)

(130,287
)

Dividends paid

(22,868
)

(21,514
)

(22,941
)

                          Net cash used
for financing activities

(18,832
)

(97,394
)

(62,636
)

    Effect of
exchange rate changes on cash and equivalents

677

775

603

    Change in
cash and equivalents

3,823

1,121

2,046

    Cash
acquired from consolidation of VIEs

--

3,944

--

    Cash and
equivalents at beginning of the year

33,882

28,817

26,771

    Cash and
equivalents at end of the year

$
37,705

$
33,882

$
28,817

        The accompanying Notes to
Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY
INCORPORATED
Consolidated Statement of Changes in Shareholders’ Equity

    (Amounts in thousands)

    Common Shares

    Capital in Excess of Par Value

    Retained Earnings

    Unearned  Compensation

    Accumulated Other Comprehensive Income (Loss)

    Total

            At April 27,
2002

$
59,953

$
215,060

$
444,173

$

--

$
(5,664
)
$
713,522

Repurchases of common stock

(5,491
)

(124,796
)

(130,287
)

Stock issued for stock and employee benefit plans

565

162

9,876

10,603

Tax benefit from exercise of options

859

859

Dividends paid

(22,941
)

(22,941
)

Comprehensive income (loss)

Net income

36,316

Unrealized loss on marketable

            securities (net of
tax)

(793
)

Realization of losses on marketable

securities (net of tax)

194

Translation adjustment

2,354

Change in fair value of cash flow

hedges (net of tax)

112

          Total comprehensive
income

38,183

            At April 26,
2003

55,027

216,081

342,628

--

(3,797
)

609,939

Repurchases of common stock

(3,379
)

(69,130
)

(72,509
)

Stock issued for stock and employee benefit plans

383

(493
)

6,824

6,714

Tax benefit from exercise of options

568

568

Dividends paid

(21,514
)

(21,514
)

Comprehensive income (loss)

Net loss

(5,796
)

       Unrealized gain on marketable securities (net of
tax)

1,884

       Realization of gains on marketable securities
(net of tax)

(525
)

Additional minimum pension liability (net of tax)

(457
)

Translation adjustment

1,870

       Change in fair value of cash
flow hedges (net of tax)

2,154

          Total comprehensive
loss

(870
)

            At April 24,
2004

52,031

216,156

253,012

--

1,129

522,328

Repurchases of common stock

(120
)

(2,356
)

(2,476)

Stock issued for stock and employee benefit plans

314

(2,063
)

8,170

(1,848
)

4,573

    Amortization of unearned
compensation

312

312

Tax benefit from exercise of options

(6
)

(6
)

Dividends paid

(22,868
)

(22,868
)

Comprehensive income (loss)

Net income

37,185

       Unrealized gain on marketable securities (net of
tax)

127

Realization of gains on marketable securities (net of tax)

(93
)

       Additional minimum pension liability (net of
tax)

(14,144
)

Translation adjustment

2,359

       Change in fair value of cash
flow hedges (net of tax)

(11)

          Total comprehensive
income

25,423

At April 30, 2005

$
52,225

$
214,087

$
273,143

$
(1,536
)
$
(10,633
)
$
527,286

        The accompanying Notes to
Consolidated Financial Statements are an integral part of these statements.

Notes to
Consolidated Financial Statements

Note 1:
Accounting Policies

        The following is a
summary of significant accounting policies followed in the preparation of these consolidated financial statements. Our fiscal year ends on the last Saturday of
April.  Fiscal year 2005 included 53 weeks, whereas fiscal years 2004 and
2003 included 52 weeks.

Principles of
Consolidation

        The consolidated
financial statements include the accounts of La-Z-Boy Incorporated and its majority-owned subsidiaries ("the Company"). All significant intercompany transactions have been eliminated. Additionally, we adopted Financial Accounting Standards Board
Interpretation No. 46R,  Consolidation of Variable Interest Entities ("FIN
46"), as of April 24, 2004, which resulted in the consolidation of several of our independently-owned La-Z-Boy Furniture Galleries® dealers.

Use of Estimates

        The consolidated
financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Some of the more significant estimates include depreciation, valuation of inventories, valuation of intangibles, allowances  for doubtful accounts, sales returns, legal, environmental, restructuring, product liability, insurance reserves and warranty accruals. Actual results could differ from those estimates.

New
Pronouncements

     In December 2004, the FASB issued
SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123,
Accounting for
Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to
Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Although management has not yet determined the final impact that SFAS 123(R) will have on our financial position and results of operations, we do not expect the impact to be materially different than the pro forma effect shown in
Note 1 in the
Notes to Consolidated Financial Statements.  On April 14, 2005, the U.S.
Securities and Exchange Commission (“SEC”) announced a deferral of the effective date of SFAS 123(R) for companies until the beginning of their next fiscal year that begins after June 15, 2005. We will be required to adopt SFAS 123(R) in the first quarter of fiscal 2007.

     In November 2004, the FASB issued
Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”),
Inventory
Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and by requiring the allocation of fixed production overheads to inventory, based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.
We are currently evaluating the impact of the adoption of SFAS No. 151 on our financial position and results of operations.

       The Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary
Assets—an amendment of APB Opinion No. 29, in December 2004.   The guidance
in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.
SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We do not expect this pronouncement to have a material impact on our financial statements.

The FASB issued Interpretation No. 47, Accounting for Conditional Asset
Retirement Obligations, on March 30, 2005.
The interpretation will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets.
Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We are currently evaluating the impact of the adoption of Interpretation No. 47 on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error
Corrections.  SFAS No. 154 is a replacement of  APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.
It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors
made in fiscal years beginning after December 15,
2005. We will be adopting this pronouncement beginning in our fiscal year 2007.

Cash and Equivalents

        For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Inventories

        Inventories are stated at
the lower of cost or market. Cost is determined using the last-in, first-out
("LIFO") basis for approximately 70% of our inventories at April
30,
2005 and April 24, 2004. Cost is determined for all other
inventories on a first-in, first-out ("FIFO") basis.

        Excess of FIFO over the
LIFO basis includes $10.9 million and $12.1 million at April
30, 2005 and April
24, 2004, respectively, for inventory written-up to fair value for acquisitions that occurred in fiscal 2000. This purchase accounting adjustment reduces earnings in periods that the related inventory is sold.

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

Revenue
Recognition

        Shipping terms for third-party carriers are FOB
shipping point and revenue is recognized upon shipment of product. For product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. Consequently, in this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. customs.

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

Research and
Development Costs

        Research and development
costs are charged to expense in the periods incurred. Expenditures for research and development costs were $16.2 million, $15.2 million and $16.4 million for the fiscal years ended April 30, 2005, April 24, 2004, and April 26, 2003, respectively.

Advertising
Expenses

        Production costs of
commercials and programming and costs of other advertising, promotion and marketing programs are charged to income in the period incurred. Cooperative advertising agreements exist with some customers to reimburse them for actual advertising expenses. The reimbursements are recorded as advertising expense when the customer substantiates the advertising. Advertising expenses were
$59.7
million, $46.4 million and $43.1 million for the fiscal years ended April 30,
2005, April 24, 2004 and April 26, 2003, respectively.   Included in
the fiscal year ended April 30, 2005, were VIEs' advertising expenses totaling $10.3 million.

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

Financial
Instruments and Hedging

        We have derivative
instruments consisting of interest rate swap agreements that are used to fix the interest rate on a portion of the variable interest rate borrowings on our revolving credit facility. These agreements were designated and accounted for as cash flow hedges.
These interest rate swap agreements expire in August 2006.  The effect of marking these contracts to fair value was recorded as a component of shareholders’ equity in other comprehensive income.

        We also enter into
forward foreign currency exchange contracts to limit our exposure from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business and, accordingly, are not speculative in nature. These contracts are designed to match our currency needs and are therefore designated and accounted for as cash flow hedges.  The fair value of our foreign currency contracts is based on quoted market prices.

Accounting for Stock-Based
Compensation

We account for our stock-based compensation plans using the intrinsic value method of recognition and measurement principles under APB Opinion No. 25, Accounting for Stock
Issued to Employees, and related interpretations.  We adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based
Compensation, and SFAS No. 148, Accounting for Stock-Based
Compensation–Transition and Disclosure.  Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net income and net income per share would have been as follows (for the fiscal years ended):

    (Amounts in thousands, except per share data)

    4/30/05

    4/24/04

    4/26/03

Net income

$
37,185

$
(5,796
)
$
36,316

Fair value of stock plan

(2,258
)

(2,375
)

(2,132
)

Pro forma net income

$
34,927

$
(8,171

)
$
34,184

Pro forma basic net income

per share

$
0.67

$

(0.15
)
$
0.60

Proforma diluted net income

per share

$
0.67

$

(0.15
)
$
0.60

Reclassifications

        Certain prior year
information has been reclassified to be comparable to the current year presentation.

Insurance/Self-Insurance

       We use a combination of insurance and
self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits.  Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

In the fourth quarter of fiscal 2005, we changed our estimate of workers' compensation unpaid claims.  Previously, we
established our workers’ compensation liability using historical trends as the basis for the liability.  The new estimate uses a third-party actuary to estimate settlement costs for incurred claims.  We recognized expense of $5.9 million, or $0.07 per diluted share, in the fourth quarter of fiscal 2005 based on our new estimate.

Discontinued Operations

Under the provisions of SFAS No. 144,
“Accounting for the Impairment or Disposal of Long-Lived Assets,”  we classify a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component.
The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the income statement. SFAS No. 144 requires the reclassification of amounts presented for prior years as discontinued operations. The amounts presented in the income statement for years prior to fiscal 2005 were reclassified to comply with SFAS No. 144.

As a result of the disposition of our La-Z-Boy Contract operating unit in April
2005, the balance sheet as of April 30, 2005 does not include any assets or liabilities of discontinued operations.  The assets and liabilities for years prior to fiscal 2005 include the assets and liabilities of the operating unit and have not been reclassified. In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified. See Note 14 for additional information regarding our discontinued operations.

Allowances for doubtful
accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

In fiscal 2005, we reevaluated our allowance for doubtful accounts after the acquisition of a major La-Z-Boy Furniture Galleries® store market and reassessment of our credit position of another significant dealer upon obtaining
additional credit-related information.    Based on this valuation, we reduced the
allowance for doubtful accounts by $5.5 million.

Note 2: Goodwill
and Other Intangible Assets

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

        Using these procedures,
we determined in fiscal 2003 that the carrying value of trade names exceeded their fair value creating an impairment loss of $48.3 million, all of which was attributable to the Casegoods segment.  Additionally, the carrying value of goodwill exceeded its fair value, creating an impairment loss of $29.4 million.
Of the pre-tax impairment loss for goodwill, $17.1 million was attributable to the Upholstery segment and $12.3 million was attributable to the Casegoods segment. The after-tax effect of $59.8 million for these impairment losses was included in the cumulative effect of accounting change in our fiscal 2003 consolidated statement of operations.

        In the fourth quarter of
fiscal 2004, the annual evaluation of goodwill and trade names was performed.  Following the evaluation procedures, it was determined that the carrying value of trade names exceeded their fair value, creating an impairment loss of $43.2 million.  Also, the carrying value of goodwill exceeded its fair value, creating an impairment loss of $28.7 million.  The after-tax effect of the impairment was $55.9 million. The before-tax effect of $71.9 million for these impairment losses was recorded as a component of operating
income.   Of the total impairment losses, $11.3 million and $60.6
million were attributed to the Upholstery and the Casegoods segments, respectively.  One operating unit accounted for the write-down in the
Upholstery Group.  During fiscal 2004, this operating unit had experienced a decline in sales and operating income, which caused a decline in the fair value of its intangibles.  Prior to fiscal 2005, Casegoods Group sales and operating results have been declining in the last few years.  Due to continued lagging operating results and changes in facts relating to underlying assumptions, the fair value evaluation was lower in the fiscal 2004 fourth quarter than in the prior year fourth quarter.

In the fourth quarter of fiscal
2005 and in fiscal 2004, we acquired several La-Z-Boy Furniture Galleries® stores that were independently owned.  Relating to these acquisitions, we recorded goodwill of $11.3 million and $10.3 million in fiscal 2005 and fiscal 2004,
respectively.   Additionally, in the fourth quarter of fiscal 2005, we completed a valuation of the tax reserves relating to an acquisition in fiscal 2000.  Due to the resolution of certain open tax items relating to the acquisition, a reduction of the tax reserves was required during fiscal 2005.  These reductions in the tax reserves were recorded as a reduction in the remaining acquired intangible assets, which consisted of trade names and totaled $6.4 million and are reported in the
"Other" line in the table that follows. Furthermore, in the
fourth quarter of fiscal 2005, the annual evaluation of goodwill and trade names was performed.  We determined that goodwill and trade names are not impaired as of the end of fiscal 2005.

         The following table summarizes changes to goodwill and trade names in fiscal 2005 and 2004:

    Upholstery
      Group

    Casegoods
      Group

    Other

    Total

(Amounts in thousands)
    4/30/05

    4/24/04

    4/30/05

    4/24/04

    4/30/05

    4/24/04

    4/30/05

    4/24/04

Goodwill

    Balance
at beginning of year

$
60,402

$
53,177

$
--

$
25,630

$
7,714

$
--

$
68,116

$
78,807

Impairment of goodwill

--

(3,058
)

--

(25,630
)

--

--

--

(28,688
)

Acquisitions, consolidation of VIEs and other

11,246

10,283

--

--

--

7,714

11,246

$
17,997

    Balance
at end of year

$
71,648

$
60,402

$
--

$
--

$
7,714

$
7,714

$
79,362

$
68,116

Trade names

    Balance
at beginning of year

$
8,690

$
16,945

$
19,199

$
54,199

$
--

$
--

$
27,889

$
71,144

Impairment of trade names

--

(8,255
)

--

(35,000
)

--

--

--

(43,255
)

Other

(1,525
)

--

(4,880
)

--

--

--

(6,405
)

--

    Balance
at end of year

$
7,165

$
8,690

$
14,319

$
19,199

$
--

$
--

$
21,484

$
27,889

Note 3:
Inventories

    (Amounts in thousands)

    4/30/05

    4/24/04

Raw materials

$
69,350

$
74,162

    Work in
progress

56,655

53,860

    Finished
goods

155,114

138,500

FIFO inventories

281,119

266,522

Excess of FIFO over LIFO

(20,563
)

(15,954
)

              Total
inventories

$
260,556

$
250,568

Note 4:
Property, Plant and Equipment

    (Amounts in thousands)

    Estimated Useful
      Lives

    4/30/05

    4/24/04

Buildings and building fixtures

3-40 yrs.

$207,460

$
201,804

Machinery and equipment

8-15 yrs.

174,913

187,116

Information systems

3-10 yrs.

49,499

48,475

Land and land improvements

20 yrs.

28,838

29,903

Transportation equipment

5-10 yrs.

16,546

17,295

Other

3-10 yrs.

12,731

12,183

Construction in progress

4,719

12,905

494,706

509,681

Less: accumulated depreciation

284,141

296,942

Property, plant and equipment, net

$210,565

$
212,739

Note 5:
Investments

Included in other long-term assets were $13.2 million and $13.4 million at April 30, 2005, and April 24, 2004, respectively, of available-for-sale marketable securities to fund future obligations of one of our retirement plans.
In addition, we had $9.5 million, and $2.7 million of trading securities at
April 30, 2005, and April 24, 2004, respectively.
These investments relate to non-qualified retirement plans and our captive insurance company.

       The following is a
summary of trading and available-for-sale securities at April 30, 2005, and
April 24, 2004:

    (Amounts in thousands)

    Fiscal 2005

    Gross Unrealized Gains

    Gross Unrealized Losses

    Fair Value

Trading securities

$
25

$
(50
)
$
9,478

Available-for-sale

Equity securities

1,274

(21
)

8,976

Fixed income

49

(40
)

4,033

Other

--

--

183

        Total available-for-sale
securities

1,323

(61
)

13,192

           Total
securities

$
1,348

$
(111
)
$
22,670

    (Amounts in thousands)

    Fiscal 2004

    Gross Unrealized Gains

    Gross Unrealized Losses

    Fair Value

Trading securities

$
347

$
(9
)
$
2,689

Available-for-sale

Equity securities

1,241

(31
)

8,997

Fixed income

42

(44
)

4,183

Other

--

--

256

        Total available-for-sale
securities

1,283

(75
)

13,436

           Total
securities

$
1,630

$
(84
)
$
16,125

        The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

    (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

Proceeds from sales

$
1,672

$

6,638

$
5,140

    Gross
realized gains

173

891

187

    Gross
realized losses

$
(25)

$
(56
)
$
(496
)

        The fair value of
fixed income available-for-sale securities by contractual maturity was
$0.6 million within
one year, $1.5 million within two to five years,
$1.2 million within six to ten
years and $0.7 million thereafter.

Note 6: Accrued
Expenses and Other Current Liabilities

    (Amounts in thousands)

    4/30/05

    4/24/04

Payroll and other compensation

$
64,419

$
70,651

    Accrued
product warranty

12,288

12,948

    Income
taxes

1,788

16,330

    Other
current liabilities

54,677

47,531

Accrued expenses and other

current liabilities

$
133,172

$
147,460

Note 7: Debt

    (Amounts in thousands)

    Interest Rate

    Fiscal
      Year Maturity

    4/30/05

    4/24/04

    Revolving
credit facility

2.5-3.6
%

2010

$
65,000

$
30,000

Industrial revenue bonds

2.4-7.0
%

2008-23

17,088

24,006

    Private
placement notes

6.5
%

2008

35,000

35,000

4.6
%

2010

36,000

36,000

5.3
%

2013

50,000

50,000

    Other
debt

4.5-7.1
%

2006-11

11,170

10,466

    Capital
leases

4.0-12.0
%

2006-11

2,351

1,679

Total debt

216,609

187,151

              Less:
current portion

3,060

5,344

                    Long-term
debt

$
213,549

$
181,807

Weighted average interest rate

3.9
%

4.8
%

               Fair
value of debt

$
218,785

$
189,346

        On March 30, 2004, we
entered into an unsecured $150 million revolving credit facility agreement.  The facility has an accordion feature, enabling us to expand the facility by $50 million to $200 million with the same terms and conditions, subject to approval by the banks that are a party to the agreement.  This agreement replaced our $300 million unsecured revolving credit facility, which would have expired on May 12, 2005.  The agreement has a performance-based interest rate pricing grid ranging from LIBOR plus
0.475% to LIBOR plus 0.800%, determined by our consolidated debt-to-capital ratio.  The agreement also requires that certain financial covenants be met. The revolving credit facility expires on May 1, 2009.  At April
30, 2005, we were in compliance with all of the covenants under this facility.  As of April 30, 2005, we had
$85.0 million available for future
borrowings under this facility.

              We have short-term borrowing
arrangements with several banks that allow us to borrow funds on demand.
Our availability of credit from short-term borrowing lines of credit total
$103.8
million, of which we had borrowed $9.7 million at April
30, 2005.

        Industrial revenue bonds
were used to finance the construction of some of our manufacturing facilities.
The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds.

       We have
entered into several interest rate swap agreements with  counter-parties that are participants in the revolving credit facility to reduce  the impact of changes in interest rates on the floating rate debt. We believe  that the risk of potential credit loss from counter-party non-performance is  minimal. The purpose of these swaps is to fix interest rates on a notional amount of $10 million through August 4, 2006 at 3.05% plus the applicable  borrowing spread under the revolving credit facility. The fair market value of  the swaps was a asset of $0.1 million at April 30, 2005.

        Maturities of long-term
debt, subsequent to April 30, 2005 are $3.1 million in 2006,
$4.8 million in
2007, $36.5 million in 2008, $1.5 million in 2009,
$108.0 million in 2010 and $62.7 million thereafter.

        Cash paid for interest
during fiscal years 2005, 2004 and 2003 was
$10.1 million, $11.6 million and
$8.9 million, respectively.

Note 8:
Operating Leases

        We have operating leases
for a manufacturing facility, executive and sales offices, warehouses, showrooms and retail facilities, as well as for equipment for manufacturing, transportation and data processing. The operating leases expire at various dates through 2027.
Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. We lease additional transportation, data processing and other equipment under capital leases expiring at various dates through 2011.

        The future minimum lease
payments under non-cancelable leases are as follows (for the fiscal years):

    (Amounts in thousands)

    Operating Leases

2006

$
28,420

2007

28,184

2008

25,582

2009

23,535

2010

21,245

    2011 and
beyond

88,569

$
215,535

        The information in
the table above includes operating leases of our VIEs of
$5.0 million in fiscal
2006, $4.8 million in fiscal 2007,
$4.8 million in fiscal 2008,
$4.8 million in
fiscal 2009, $4.3 million in fiscal 2010 and
$7.5 million in fiscal 2011 and
beyond.

        Rental expense, rental
income and
contingent rentals for operating leases were as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

Rental expense

$
38,771

$
26,114

$
25,444

Rental income

$
612

$
1,812

$
1,265

Contingent rentals

$
512

$
446

$
473

Note 9:
Financial Guarantees and Product Warranties

        Effective for the third quarter of fiscal 2003, we adopted FIN
45, Guarantor’s Accounting and
Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others.  The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees.  It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after
December 31, 2002.

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

        We would be required to
perform under these agreements only if the dealer were to default on the loan or lease. The maximum amounts of potential future payments under loan guarantees and lease guarantees were $1.8 million and
$5.9 million, respectively, as of
April 30, 2005. Should a default occur on a collateralized loan, we expect the liquidation of the collateral would cover substantially all of our exposure.

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

    (Amounts in thousands)

    4/30/05

    4/24/04

Balance as of the beginning of the year

$
19,527

$
19,066

    Accruals
during the year

17,481

15,319

Adjustment for discontinued operations

(1,265
)

--

Settlements during the year

(17,055
)

(14,858
)

    Balance
as of the end of the year

$
18,688

$
19,527

Note 10:
Contingencies and Commitments

        We have been named as a
defendant in various lawsuits arising in the ordinary course of business, including being named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and do not believe that a material additional loss is reasonably possible for legal or environmental matters.

Note 11: Stock
Plans

       In fiscal 2005, our shareholders approved a long-term equity award plan which replaces the former employee incentive stock option plan, the former employee restricted share plan and the former performance-based stock plan.
The new plan allows for awards in the form of performance awards, restricted shares and stock options.  Under this new plan, the aggregate number of common shares that may be issued through awards of any form is 5,000,000.
No further grants or awards may be issued under the former plans.  However, target awards of 20,000 shares which were not surrendered under the former performance-based plan for performance cycles that have not been completed will remain in effect for the remainder of their terms.

    This
new plan provides grants to certain employees to purchase common shares at a specified price, which generally may not be less than 100% of their fair market value at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former plan remain in effect and become exercisable at 25% per year, beginning one year from the date of grant for a term of five or ten years.

     Plan activity for stock options under the new long-term equity award plan and the former employee incentive stock option plan is as follows:

    Number
      of shares

    Weighted
      avg. exercise price

Outstanding at April 27, 2002

2,044,935

$
18
.37

Granted

662,800

22
.59

Exercised

(358,095
)

15
.29

    Expired
or cancelled

(143,118
)

20
.42

Outstanding at April 26, 2003

2,206,522

20
.01

Granted

734,900

20
.52

Exercised

(342,170
)

17
.30

    Expired
or cancelled

(149,005
)

20
.94

Outstanding at April 24, 2004

2,450,247

20
.48

Granted

446,900

16
.66

Exercised

(49,821
)

15
.54

    Expired
or cancelled

(720,073
)

21
.12

Outstanding at April 30, 2005

2,127,253

19
.58

Exercisable at April 30, 2005

1,031,983

19
.73

Exercisable at April 24, 2004

1,096,467

20
.28

Exercisable at April 26, 2003

835,417

$
19
.12

     Shares
available for grants at April 30, 2005

4,482,600

Information regarding currently outstanding and exercisable options is as follows:

    Range of exercise prices

    Number outstanding at April 30, 2005

    Weighted avg. exercise price

    Weighted avg. remaining contractual life
      in years

$6.86 - $10.30

2,360

$
9.54

1.0

$10.31 - $13.73

1,180

11.23

0.3

$13.74 - $17.17

653,183

16.24

2.8

$17.18 - $20.60

925,890

20.18

4.9

$20.61 - $24.03

531,070

22.58

6.5

$24.04 - $27.46

13,570

24.69

3.0

2,127,253

$
19.58

4.6

    Range of exercise prices

    Number exercisable at April 30, 2005

    Weighted avg. exercise price

$6.86 - $10.30

2,360

$
9.54

$10.31 - $13.73

1,180

11.23

$13.74 - $17.17

247,083

15.54

$17.18 - $20.60

469,803

20.01

$20.61 - $24.03

297,987

22.59

$24.04 - $27.46

13,570

24.69

1,031,983

$
19.73

        The tables above include
options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of April 30, 2005, were
34,810, with a weighted average exercise price of
$18.90 per share. There are no
shares available for future grant under this plan.

        Under a second component
of the new long-term
equity award plan, a committee of the Board of Directors is authorized to award restricted
common shares to certain employees.  The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years.  In the event of an employee's termination during the escrow period, the shares are returned to the company at no cost to the company.  Common shares aggregating 122,400 were issued during fiscal 2005 as restricted shares under the new long-term equity award plan.

        Under our former employee
restricted share plan, a committee of the
Board of Directors is authorized to offer for sale  common shares to certain employees. Under the former restricted share plans, shares were offered at 25% of the fair market value at the date of grant. The plans required that all shares be held in an escrow account for a period of three years.  In the event of an employee’s termination during the escrow period, the shares must be sold back to us at their cost.  Common shares aggregating 65,900 were granted and issued during fiscal year 2004 under the former employee restricted share plan.

        Our shareholders have
approved a non-employee directors' restricted share plan, under which a committee of the
Board of Directors is authorized to offer for sale common shares to non-employee directors. Under the restricted share plans, shares were offered at 25% of the fair market value at the date of grant. The plans required that all shares be held in an escrow account  until the
participant’s service as a director ceases. In the event of a non-employee director’s termination during the escrow period, the shares must be sold back to us at their cost, unless otherwise approved by the Board of Directors.  Common shares aggregating
18,000 and 21,000 were granted and issued to non-employee directors during fiscal years
2005 and 2004, respectively, under the restricted share plan. Common shares remaining for future grants under this plan amounted to
215,800 at April
30, 2005.

Under a third component of the new long-term equity award plan, a committee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals.  The shares are offered at no cost to the employees.  No shares will be issued in fiscal 2006 for this component of the new long-term equity award plan.  This new component of the long-term equity award plan replaced the former performance-based stock plan, which also allowed grants of shares or short-term options to purchase shares
based on achievement of goals over a three-year performance period.   No shares
were issued in fiscal 2005 under the former performance-based stock plan.  In fiscal year 2004, 94,650 common shares were issued for the three-year period
that ended in 2003.   The cost of performance-based awards is expensed over the
performance period.

Actual expense relating to the restricted shares and the performance-based stock awards was $(0.6) million in fiscal 2005, $0.3 million in fiscal 2004 and $3.8
million in fiscal 2003.   The performance-based metrics that the
performance-based stock plan payouts are based upon were not achieved in the three-year cycle ending in April 2004 or the one-year cycle ending in April
2005.   Therefore, in fiscal 2005, expense of $1.4 million was reversed relating to prior year accruals for the previously anticipated payout on this plan.

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

    4/30/05

    4/24/04

    4/26/03

Risk-free interest rate

3

.4%

3
.1%

3
.0%

    Dividend
rate

2
.1%

1
.9%

1
.7%

    Expected
life in years

5
.5

5
.0

5
.0

    Stock
price volatility

36
.0%

36
.0%

40
.0%

       Based on the above
assumptions, the weighted average fair value per share of options granted under these plans was $5.02 in fiscal 2005, $6.41 in fiscal 2004, and $7.61 in fiscal
2003.

      Note 12: Retirement/Welfare

        Eligible salaried
employees are covered under a trusteed profit sharing retirement plan.
Discretionary cash contributions to a trust are made annually based on profits.
We maintain an Executive Qualified Deferred Compensation plan for eligible highly compensated employees.  An element of this plan is the Supplemental
Executive Retirement Plan ("SERP"), which allows contributions for eligible highly compensated employees.  We had life insurance contracts at April 30, 2005, and April 24, 2004, of $15.1 million and $10.4 million, respectively, included in other long term assets related to this plan.

        We maintain a
non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of
$15.1 million and $14.0 million at April
30, 2005, and April 24, 2004,
respectively. This plan is excluded from the obligation charts that follow.

        Voluntary 401(k)
retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas and this match is made in our common shares. We also maintain defined benefit pension plans for eligible factory hourly employees at some operating units.  Our largest plan has been frozen since January 1, 2001, but participants still earn service cost.

The measurement dates for the pension plans assets and benefit obligations were
April 30, 2005, April 24, 2004 and April 26, 2003, in the years presented.

The net periodic pension
cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

Service cost

$
3,065

$
2,891

$
2,559

    Interest
cost

4,695

4,440

4,616

    Expected
return on plan assets

(6,126
)

(6,727
)

(3,883
)

    Net
amortization and deferral

(53
)

1,916

(8
)

    Net
periodic pension cost

1,581

2,520

3,284

    Profit
sharing/SERP*

10,970

10,597

10,615

401(k)*

4,973

5,163

5,601

Other*

1,130

911

795

    Total
retirement costs

$
18,654

$
19,191

$
20,295

        * Not determined by an actuary.

        The funded status of the
defined benefit pension plans was as follows:

    (Amounts in thousands)

    4/30/05

    4/24/04

Change in benefit obligation

Benefit obligation at beginning of year

$
79,319

$
69,374

Service cost

3,065

2,891

Interest cost

4,695

4,440

Actuarial loss

7,030

5,750

Benefits paid

(3,887
)

(3,136
)

         Benefit obligation at year
end

90,222

79,319

    Change
in plan assets

       Fair value of plan assets at beginning of
year

82,105

68,513

Actual return on plan assets

3,471

16,448

Employer contribution

1,153

280

Benefits paid

(3,887
)

(3,136
)

         Fair value of plan assets at year
end

82,842

82,105

Funded (underfunded) status

(7,380
)

2,786

Unrecognized actuarial loss

24,205

14,798

Unamortized prior service cost

439

521

Unrecognized transition obligation

--

(313
)

           Prepaid benefit
cost

$
17,264

$
17,792

         Accumulated benefit
obligation

$
87,948

$
77,289

    Amounts recognized in
the balance sheet consist of the

following:

Prepaid benefit cost

$
--

$
17,792

Accrued benefit liability

(5,106
)

--

Intangible assets

439

--

Accumulated other comprehensive loss

21,931

--

Net amount recognized

$
17,264

$
17,792

The weighted average actuarial assumptions were as follows (for the fiscal years ended):

    4/30/05

    4/24/04

    4/26/03

Discount rate used to determine benefit obligations

5
.5%

6
.0%

6
.5%

    Discount
rate used to determine net benefit cost

6
.0%

6
.5%

7
.2%

    Long-term
rate of return

8
.0%

8
.0%

8
.0%

        Our long-term stated
investment objective is to maximize the investment return with the least amount of risk through a combination of capital appreciation and income. The strategic asset allocation targets are 65% equities and 35% fixed income within a range of
5% of the target.  As of the end of fiscal 2005, the plans were in an underfunded state.  In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation and the expected returns likely to be earned over the life of the plans. This basis is consistent with the prior year.  We are not required to make any contributions to the defined benefit plans in fiscal year
2006, however we reserve the right to make discretionary contributions.

The weighted average asset allocations at year end were as
follows:

    4/30/05

    4/24/04

    Equity
securities
68%
65%

    Debt
securities
32%
35%

100%
100%

       The amounts
recorded in other comprehensive loss, net of tax, were $14.1 million in fiscal
2005 and  $0.5 million in fiscal 2004.  Also during fiscal 2005, we recorded $0.4 million of intangible assets relating to prepaid benefit cost.

       The expected benefit payments by our
pension plans for each of the next five years and for periods thereafter are presented in the following table:

    (Amounts in thousands)

    Benefit Payments

2006

$
4,190

2007

4,258

2008

4,504

2009

4,771

2010

4,960

2011 and 2015

29,229

    Total

$
51,912

Note 13:
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
    The casegoods plants were closed in the third quarter.  Approximately
    525 jobs were eliminated as a result of these closures.  During fiscal 2005, pre-tax restructuring charges were $10.3 million, or $0.12 per diluted share, covering the following:  write-down of certain fixed assets, write-down of certain inventories, payment of severance and benefits and other costs related to the shut down.  We expect
    to dispose of these plants by sale or abandonment if a sale is not practical.  The restructuring expenses during 2005 were lower than we had originally anticipated because our charges to expense were offset by the gains on sale of assets previously written down through restructuring in the fourth quarter.

    The write-down was
    accounted for in accordance with SFAS No. 144, Accounting for the
    Impairment or Disposal of Long-Lived Assets.  Severance costs and other costs were expensed as incurred throughout the current fiscal year in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or
    Disposal Activities.  There are 30 employees remaining at these facilities.

        During the first quarter of
fiscal 2004, we announced the closing of three of our Casegoods Group manufacturing facilities. This action was the result of underutilization of certain manufacturing facilities as we transition to more foreign-sourced products in order to be competitive with imported furniture. The closure of these facilities resulted in the elimination of 480 jobs. Approximately 75 jobs were created at other facilities resulting from the closures.  During fiscal 2004, pre-tax restructuring charges related to the restructuring were $10.4 million, covering the write-down of certain fixed assets and inventories, lease costs and severance related costs, which were recorded in cost of sales. We expect to dispose of two manufacturing plants by sale, and the related write-down has been accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Our third plant was leased, and the lease expired in our fourth quarter of fiscal 2004. The plants ceased operations during fiscal year 2004, leaving 3 employees remaining at these facilities.  The remaining liability will be paid out in fiscal
2006.

       We have
$4.0 million of assets
held for sale included in other long-term assets on our consolidated balance sheet as of April 30, 2005, primarily as a result of the above restructurings.  This includes $3.5 million of buildings and
$0.5 million
of equipment.  All of these assets have been written down to their fair value and are currently being marketed.

        Restructuring liabilities
along with charges to expense, cash payments or asset write-downs were as follows:

    Fiscal 2005

    (Amounts in thousands)

    4/24/04 Balance

    Charges
      to Expense

    Cash Payment or Asset Write-Down

    4/30/05 Balance

Fixed asset write-downs, net of gains

$
--

$
4,619

$
(4,619
)
$
--

    Severance
and benefit related costs

329

1,700

(1,991
)

38

    Inventory
write-downs

--

2,450

(2,450
)

--

Other

174

1,525

(1,699
)

--

Total

$
503

$
10,294

$
(10,759
)
$
38

    Fiscal
      2004

    (Amounts in thousands)

    4/26/03 Balance

    Charges
      to Expense

    Cash Payment or Asset Write-Down

    4/24/04 Balance

Fixed asset write-downs

$
--

$
4,256

$
(4,256
)
$
--

    Severance
and benefit related costs

313

1,389

(1,373
)

329

    Inventory
write-downs

--

1,729

(1,729
)

--

Other

543

3,067

(3,436
)

174

Total

$
856

$
10,441

$
(10,794
)
$
503

Note 14:
Dispositions/Acquisitions

 Discontinued
Operations

       On
April 29, 2005, we
completed the sale of our La-Z-Boy Contract operating unit for $11.0 million in cash and a note for $0.7 million.  The pre-tax gain recognized on the sale during the fourth quarter of fiscal 2005 was $1.1 million.  This disposition qualified for discontinued operations treatment.  Accordingly, the consolidated statement of operations for all prior years has been
reclassified to reflect the results of operations of this divested business as a discontinued operation.  There were no assets or liabilities of discontinued
operations reported in the consolidated balance sheet as of April 30, 2005.  The assets and liabilities of this operating unit have not been reclassified for fiscal 2004.  In the consolidated statement of cash flows, the cash flows of discontinued operations were not reclassified in all periods presented. The operating results for fiscal 2005, 2004 and 2003 of our La-Z-Boy Contract operating unit, which was part of our Upholstery segment, are reported in the following table.

    (Amounts in thousands)

    4/30/05
     (53 Weeks)

    4/24/04
     (52 Weeks)

    4/26/03
     (52 Weeks)

Sales

$
48,718

$
46,879

$
47,632

    Income
(loss) from operations before income taxes

2,142

1,048

(510
)

    Income
tax expense (benefit)

814

398

(194
)

    Income
(loss) from operations

1,328

650

(316
)

    Gain on
disposal of operating unit (net of tax)

$
668

$
--

$
--

Acquisitions

In fiscal years 2005, 2004 and 2003, we acquired retail operations consisting of 21 stores (eight of which were previously consolidated as VIEs in fiscal 2005), four
stores and five stores, respectively.  In aggregate, these acquisitions increased our reported net sales by less than 1.0%.  Pro forma sales and results of operations are not presented, as they are not materially different from that of our consolidated results of operations as reported.

Note 15: Income
Taxes

        The primary components of
our deferred tax assets and (liabilities) were as follows:

    (Amounts in thousands)

    4/30/05

    4/24/04

Current

Allowance for doubtful accounts

$
6,782

$
13,375

Warranty

8,004

8,022

Workers' compensation

1,197

3,112

Inventory

(1,722
)

(3,548
)

State income tax

12,811

14,144

Restructuring

1,821

5,848

Consolidation of variable interest entities

3,170

5,101

Valuation reserve

(12,212
)

(12,708
)

Other

2,928

(1,959
)

          Total current net deferred tax
assets

22,779

31,387

Noncurrent

Trade names*

(6,484
)

(8,545
)

Property, plant and equipment

(10,245
)

(15,238
)

Deferred and other compensation

12,719

11,436

Pension

1,513

(7,269
)

Other

(2,892
)

5,979

Total noncurrent net deferred tax liabilities

(5,389
)

(13,637
)

           Net deferred tax asset

$
17,390

$
17,750

*Deferred tax liabilities of $2.4 million and $16.0 million were eliminated in connection with the write-down of trade names for fiscal 2005 and fiscal 2004, respectively.

        Our effective tax rate differs
from the U.S. federal income tax rate for the following reasons:

    (% of pre-tax income)

    4/30/05

    4/24/04

    4/26/03

Statutory tax rate

35.0
%

35.0
%

35.0
%

    Increase
(reduction) in income taxes resulting from:

State income taxes, net of federal benefit

4.8

8.0

3.0

Goodwill impairment

--

45.1

--

Dividend from foreign subsidiary

0.5

1.4

--

Non-deductible meals and entertainment

0.7

2.3

0.3

ESOP benefit

(0.7
)

(1.8
)

(0.3
)

Change in valuation allowance

(1.7
)

--

--

Foreign tax rate differential

(0.6
)

(0.1
)

0.2

Miscellaneous items

--

(1.2
)

(0.2
)

Effective tax rate

38.0
%

88.7
%

38.0
%

       At April
30, 2005, and April 24, 2004, we had state net operating losses and credits that, if fully utilized, will result in a tax reduction of approximately
$14.7 million and $14.1 million, respectively. Due to the uncertainty of their actual utilization, we have established a valuation reserve of $11.4 million and
$12.1 million at April 30, 2005, and April 24, 2004. These state net operating losses and credits expire between fiscal 2006 and fiscal 2025. In addition, at
April 30, 2005, and April 24, 2004, respectively.  We had foreign net operating losses that, if fully utilized, will result in a tax reduction of approximately $1.1 million and $0.9 million, respectively. Due to the uncertainty of their actual utilization, we have established a valuation reserve of $0.8 million and $0.6 million at April
30, 2005, and April 24, 2004, respectively.

       During
fiscal 2005 a valuation reserve attributable to a state net operating loss was reversed, resulting in a net tax benefit of $1.0 million.  This action was based on recent restructuring efforts that made it more likely than not that the net operating losses will be utilized.

       During
fiscal 2005 and 2004 we repatriated earnings of a Canadian subsidiary. The related income tax expense was mostly offset by available credits, and we have recorded a deferred tax liability of less than $0.1 million, as we no longer consider such earnings to be permanently reinvested. We expect that our earnings from other foreign subsidiaries will remain permanently reinvested.  Consequently, no deferred tax liability has been recorded for these undistributed earnings.  The estimate of these permanently reinvested earnings is $4.6 million at April 30, 2005.  The potential deferred tax liability attributable to these earnings is not currently estimable.

        Income tax expense
applicable to continuing operations consists of the following components (for the fiscal years ended):

    (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

Federal -current

$
7,211

$
26,972

$
44,706

-deferred

10,323

(12,131
)

4,684

    State
-current

2,417

3,671

6,444

-deferred

(1,199
)

(984
)

714

Foreign -current

2,073

1,994

2,142

-deferred

(541
)

(160
)

403

    Total
income tax expense

$
20,284

$
19,362

$
59,093

    Income from continuing operations before income taxes consists of the following (for the fiscal years ended):

    (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

United States

$
47,977

$
15,951

$
149,036

Foreign

5,402

5,289

6,471

Total

$
53,379

$
21,240

$
155,507

       Cash paid for taxes during the fiscal years ended April 30, 2005,
April 24, 2004, and April 26, 2003, was $23.7 million, $30.0 million and $60.9 million, respectively.

Note 16:
Earnings Per Share

        Basic net income per
share is computed using the weighted average number of shares outstanding during the period. Diluted net income per share uses the weighted average number of shares outstanding during the period plus the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Our dilutive potential common shares are for employee stock-related plans described in Note 11. Outstanding share information is as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

Weighted average common shares

outstanding (basic)

52,082

53,508

57,120

    Effect of
options and unvested restricted stock

56

171

315

    Weighted
average common shares

outstanding (diluted)

52,138

53,679

57,435

        The weighted average
common shares outstanding for diluted earnings per share calculation at April
30, 2005, excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the price of our stock at the end of each fiscal year.  These options are excluded due to their antidilutive effect.

Note 17:
Segments

        Our reportable operating
segments are the Upholstery Group segment and the Casegoods Group segment.

        The Upholstery Group is
comprised of operating units that primarily manufacture and sell to dealers furniture which is mostly or fully covered with fabric, leather or vinyl.
Upholstered furniture includes products that function as seating for the home and commercial markets, such as reclining and nonreclining chairs, motion and stationary sofas, loveseats, chaises and ottomans. The operating units included in the Upholstery Group are Bauhaus, Clayton Marcus, England, La-Z-Boy
(including retail), La-Z-Boy UK and Sam Moore.   The La-Z-Boy Contract
operating unit sales and operating results were reclassified to discontinued
operations, while there was no reclassification done for depreciation and amortization, capital expenditures and assets in all periods presented.

        The Casegoods Group is
comprised of operating units that manufacture or import product and sell to dealers products that function as storage, display or table units for the home and commercial markets, such as dining room furniture, bedroom suites, occasional tables, chests, desks, wall units and accent pieces, along with certain coordinating upholstery. These products are mostly made of hardwood or hardwood veneers. The operating units included in the Casegoods Group are American Drew,
American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

        Our largest customer
represents less than 2.8% of each of our segments’ sales.

        The accounting policies
of the operating segments are the same as those described in Note 1. Segment operating income is based on profit or loss from operations before interest expense, other income and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and trade names. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), VIEs and various other assets.  Substantially all of our long-lived assets were located within the U.S.  VIEs are included in Corporate and Other in the
table below.

Information used to evaluate segments is as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

Sales

Upholstery Group

$

1,554,087

$
1,500,724

$
1,542,146

Casegoods Group

455,343

456,090

526,168

VIEs/Eliminations

38,951

(4,817
)

(4,116
)

Consolidated

2,048,381

1,951,997

2,064,198

    Operating
income (loss)

Upholstery Group

98,099

129,327

155,139

Casegoods Group

5,370

2,991

33,180

Restructuring

(10,294
)

(10,441
)

(1,070)

Intangible write-down

--

(71,943
)

--

Corporate and Other

(29,524
)

(21,805
)

(23,853
)

Consolidated

63,651

28,129

163,396

Depreciation and amortization

Upholstery Group

18,221

18,514

19,115

Casegoods Group

6,732

8,968

9,981

Corporate and Other

3,376

1,630

1,599

Consolidated

28,329

29,112

30,695

    Capital
expenditures

Upholstery Group

21,091

22,488

22,871

Casegoods Group

2,930

3,617

6,976

Corporate and Other

10,750

5,488

2,974

Consolidated

34,771

31,593

32,821

Assets

Upholstery Group

632,978

624,316

617,225

Casegoods Group

230,748

247,816

351,387

Unallocated assets

162,631

168,782

154,454

Consolidated

$
1,026,357

$
1,040,914

$
1,123,066

    Sales by
country

United States

93
%

93
%

93
%

Canada and Other

7
%

7
%

7
%

100
%

100
%

100
%

Note 18: Share
Repurchases

        We are authorized to
repurchase common stock under the repurchase program approved by our Board of
Directors. At April 30, 2005, approximately
6.7 million additional shares could
be repurchased pursuant to the repurchase program. Our repurchases were as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/30/05

    4/24/04

    4/26/03

Shares repurchased

120

3,379

5,491

    Cash used
for repurchases

$
2,476

$
72,509

$
130,287

Note 19: Related
Parties

        The Chairman of our Board
of Directors is a member of and lead director of the Board of Directors of Culp, Inc.  Culp provided 28.4% of the total fabric purchased by us during the fiscal year. The purchases from Culp were at prices comparable to other vendors and under similar terms. Our Chairman has no involvement in our selection or purchase processes related to fabrics.

Note 20:
Variable Interest Entities

        Financial Accounting Standards Board
Interpretation No. 46R, Consolidation of Variable
Interest Entities ("FIN 46"), which was issued in December 2003, requires the
"primary beneficiary" of a  VIE to include the VIE's
assets, liabilities and operating results in its consolidated financial statements.
In general, a
VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (a)
has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or
(c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

        La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by  independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.
Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support.
However, there are certain independent dealers that we have determined may not have sufficient equity. Based on the criteria for consolidation of VIEs, we determined that, as of April
24, 2004, several
dealers are VIEs of which, under FIN 46, we are deemed the primary beneficiary.
As a result of consolidating several VIEs we recorded a cumulative effect of accounting change of $8.3 million (net of tax of $5.1 million) at the end of fiscal 2004. In fiscal 2005, the VIEs operating losses are recorded in our
consolidated statement of operations.   During fiscal 2005, we
disposed of some of our VIEs by acquisiton or by finding a new independent dealer with sufficient equity to own and operate that market of
La-Z-Boy Furniture Galleries® stores.  At the end of fiscal 2005, we are left with only three VIEs of which we are deemed the primary beneficiary.
Additionally, there are certain independent dealers that qualify as VIEs;
however, we are not the primary beneficiary.
Our interest in these dealers is comprised of accounts and notes receivable of
$20.1 million.  In prior years, we have evaluated the collectibility of our trade accounts receivable from our independent dealers and have provided an
appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees.

       Since
some of our VIEs have either negative or no equity in their business, we are
required to absorb their losses in our consolidated statement of income.   During the third quarter
of fiscal 2005, one of the equity owners of our VIEs contributed $2.0 million of capital to their business.  Current accounting standards required us to record the capital contribution as income in the current period to offset previously recorded losses.  During fiscal 2005, we recognized $46 million in sales, net of intercompany eliminations, and a net loss per diluted share of $0.11 resulting from operating results of our consolidated VIEs.  The extraordinary gain of $3.4 million ($2.1 million net of income taxes) is a result of the application of purchase accounting relating to the acquisition of previously consolidated VIEs.  The VIEs had $10.1 million and $4.4 million of net assets after eliminations of intercompany activity at the end of fiscal
2005 and fiscal 2004, respectively.

Management's Report to our Shareholders

Management’s
Responsibility for Financial Information

Management of La-Z-Boy Incorporated is responsible for the preparation, integrity and objectivity of La-Z-Boy Incorporated’s consolidated financial statements and other financial information contained in this Annual Report to
Shareholders. Those consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of
America.
In preparing those consolidated financial statements, Management was required to make certain estimates and judgments, which are based upon currently available information and Management’s view of current conditions and circumstances.

The Audit Committee of the Board of Directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our consolidated financial statements. The Audit Committee stays informed of the financial condition of La-Z-Boy Incorporated and regularly reviews Management’s financial policies and procedures, the independence of our independent auditors, our internal control and the objectivity of our financial reporting. Both the independent auditors and the internal auditors have free access to the Audit Committee and meet with the Audit Committee periodically, both with and without Management present.

We have retained PricewaterhouseCoopers LLP, an independent registered public accounting firm, to audit our consolidated financial statements found in this annual report. We have made available to PricewaterhouseCoopers LLP all of our financial records and related data in connection with their audit of our consolidated financial statements.

On September 9, 2004, La-Z-Boy Incorporated’s Chief Executive Officer submitted his annual certification to the New York Stock Exchange stating that he was not aware of any violation by the corporation of the Exchange’s corporate governance listing standards. La-Z-Boy filed the certifications by its Chief Executive
Officer and Chief Financial Officer required by Section 302 of the
Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for the fiscal year ended April 30, 2005.

 Management’s
Report on Internal Control over Financial Reporting

Our
management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,
we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2005.

Management has excluded the La-Z-Boy Furniture Galleries®
operations in Pittsburgh, Connecticut and Chicago from its assessment of internal control over financial reporting as
of April 30, 2005 because they were acquired in purchase business combinations during the year ending April 30, 2005.  These
businesses are wholly-owned subsidiaries of the Company.  Management has also excluded two other La-Z-Boy Furniture Galleries® operations from our assessment of internal control over financial reporting because we do not have the right or authority to assess the internal controls of the consolidated entity and we also lack the ability, in practice, to make that assessment.  These two retail furniture operations were created prior to
December 15, 2003, and were
consolidated by La-Z-Boy Incorporated on April 24, 2004 upon the adoption of Financial
Accounting Standards Board Interpretation No. 46R, Consolidation of
Variable Interest Entities.  The combined total assets and total revenues of the excluded businesses represent 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended
April 30, 2005.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this annual report, has also audited our management’s assessment of the effectiveness of our internal controls over financial reporting as of April 30, 2005, and the effectiveness of our internal control over financial reporting as of April 30, 2005, as stated in their opinion which is included herein.

Kurt L. Darrow

President and Chief Executive Officer

David M. Risley

Senior VP and Chief Financial
Officer

Report of Independent Registered Public Accounting
Firm

To the Board of Directors and
Shareholders of La-Z-Boy Incorporated:

       We
have completed an integrated audit of La-Z-Boy Incorporated’s fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2005 and audits of its fiscal 2004 and 2003 consolidated financial statements in accordance with the standards of the Public
Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

       In
our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 30, 2005 and
April 24, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America.
These financial statements are the responsibility of the Company’s management.
 Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

       As
discussed in Note 20 to the consolidated financial statements, on April 24,
2004, the company adopted Financial Accounts Standards Board Interpretation No.
46R, Consolidation of Variable Interest Entities.  As discussed in Notes
1 and 2 to the consolidated financial statements, the company changed its method of accounting for goodwill and trade names effective April 28, 2002.

Internal control over financial
reporting

Also, in our opinion, management’s assessment, included in  the accompanying
Management’s Report on Internal Control over Financial Reporting, that the
Company maintained effective internal control over financial reporting as of
April 30, 2005 based on criteria established in Internal Control — Integrated
Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
April 30, 2005, based on criteria established in Internal Control —
Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company
Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

       A
company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in the accompanying Management’s Report on Internal Control over
Financial Reporting, management has excluded the La-Z-Boy Furniture Galleries®
operations in Pittsburgh, Connecticut and
Chicago from its assessment of internal control over financial reporting as of April 30, 2005 because they were acquired in purchase business combinations during the year ending April 30,
2005.  These businesses are wholly-owned
subsidiaries of the Company.  Management has also excluded two other
La-Z-Boy Furniture Galleries® operations from its assessment of internal control over financial reporting because the Company does not have the right or authority to assess the internal controls of the consolidated entity and also lacks the ability, in practice, to make that assessment.  These two retail furniture operations were created prior to December 15,
2003, and were consolidated by the Company on April 24, 2004 upon the adoption of Financial Accounting Standards Board Interpretation No. 46R,
Consolidation of Variable Interest Entities.
We have also excluded these five businesses from our audit of internal control over financial reporting.  The combined total assets and total revenues of the excluded businesses represent 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 30,
2005.

Toledo, OH

June 27, 2005

Consolidated
Five-Year Summary of Selected Financial Data

    Fiscal Year Ended (Dollar amounts in thousands, except per share data)

    4/30/05 (53 weeks)

    4/24/04 (52 weeks)

    4/26/03 (52 weeks)

    4/27/02 (52 weeks)

    4/28/01 (52 weeks)

Sales

$
2,048,381

$
1,951,997

$
2,064,198

$
2,101,741

$
2,181,441

Cost of sales

Cost of goods sold

1,572,844

1,509,864

1,578,789

1,624,477

1,732,143

Restructuring

10,294

10,441

1,070

22,187

8,900

Total cost of sales

1,583,138

1,520,305

1,579,859

1,646,664

1,741,043

Gross profit

465,243

431,692

484,339

455,077

440,398

    Selling,
general and administrative

401,592

331,620

320,943

342,819

316,293

Write-down of intangibles

--

71,943

--

--

--

Loss on divestiture

--

--

--

11,689

--

Operating income

63,651

28,129

163,396

100,569

124,105

    Interest
expense

10,442

11,253

10,510

10,063

17,960

Other income, net

170

4,364

2,621

2,299

9,210

Income from continuing operations before income taxes

53,379

21,240

155,507

92,805

115,355

    Income
tax expense

20,284

19,362

59,093

28,690

44,999

Income from continuing operations

33,095

1,878

96,414

64,115

70,356

Income (loss) from discontinued operations (net of tax)

1,996

650

(316
)

(2,364
)

(2,020
)

    Extraordinary gains (net
of tax)

2,094

--

--

--

--

    Cumulative effect of
accounting change (net of tax)

--

(8,324
)

(59,782
)

--

--

Net income (loss)

$
37,185

$
(5,796
)
$
36,316

$
61,751

$
68,336

    Diluted weighted average
shares outstanding

52,138

53,679

57,435

61,125

60,692

    Diluted income from
continuing operations per share

$
0.63

$
0.04

$
1.68

$
1.05

$
1.16

Diluted net income (loss) per share

$
0.71

$
(0.11
)
$
0.63

$
1.01

$
1.13

    Dividends
declared per share

$
0.44

$
0.40

$
0.40

$
0.36

$
0.35

    Book
value on year-end shares outstanding

$
10.10

$
10.04

$
11.08

$
11.90

$
11.49

    Return on
average shareholders' equity*

6.3
%

0.3
%

14.6
%

9.1
%

10.4
%

    Gross
profit as a percent of sales

22.7
%

22.1
%

23.5
%

21.7
%

20.2
%

    Operating
profit as a percent of sales

3.1
%

1.4
%

7.9
%

4.8
%

5.7
%

Effective tax rate

38.0
%

88.7
%

38.0
%

30.6
%

39.0
%

    Return on
sales*

1.6
%

0.1
%

4.7
%

3.1
%

3.2
%

Depreciation and amortization

$
28,329

$
29,112

$
30,695

$
43,988

$
45,697

    Capital
expenditures

$
34,771

$
31,593

$
32,821

$
32,966

$
37,416

    Property,
plant and equipment, net

$
210,565

$
212,739

$
209,411

$
205,463

$
230,341

Working capital

$
409,641

$
363,771

$
464,907

$
445,850

$
458,861

    Current
ratio

2.8 to 1

    2.3 to
1

    3.2 to
1

    3.0 to
1

    2.8 to
1

    Total
assets

$
1,026,357

$
1,040,914

$
1,123,066

$
1,161,827

$
1,225,797

Total debt

$
226,309

$
224,370

$
223,990

$
141,662

$
215,644

Shareholders' equity

$
527,286

$
522,328

$
609,939

$
713,522

$
695,146

    Ratio of
total debt-to-equity

42.9
%

43.0
%

36.7
%

19.9
%

31.0
%

    Ratio of
total debt-to-capital

30.0
%

30.0
%

26.9
%

16.6
%

23.7
%

Shareholders

26,500

28,500

29,100

33,000

23,600

Employees

14,820

16,125

16,970

17,850

20,400

* Based on income from continuing
operations.

Some prior year information has been
reclassified in order to be comparable to current year information.

Unaudited
Quarterly Financial Information

    Quarter
      ended (Amounts in thousands, except per share data)

    7/24/04*
     (13 weeks)

    10/23/04*
     (13 Weeks)

    1/22/05*

    (13 Weeks)

    4/30/05
     (14 Weeks)

Sales

$
455,107

$
520,760

$
506,959

$
565,555

Cost of sales

      Cost
of goods sold

351,716

400,834

385,353

434,941

Restructuring

10,400

749

2,252

(3,107
)

Total cost of sales

362,116

401,583

387,605

431,834

Gross profit

92,991

119,177

119,354

133,721

    Selling,
general and administrative

97,045

103,874

99,620

101,053

Operating income (loss)

(4,054
)

15,303

19,734

32,668

    Interest
expense

2,209

2,607

2,684

2,942

    Other
income (loss), net

373

(354
)

273

(122
)

Income (loss) from continuing operations before income taxes

(5,890
)

12,342

17,323

29,604

    Income tax
expense (benefit)

(2,238
)

4,690

6,583

11,249

    Income
(loss) from continuing operations

(3,652
)

7,652

10,740

18,355

    Income
from discontinued operations (net of tax)

129

506

352

1,009

Extraordinary gains (net of tax)

--

702

--

1,392

           Net income
(loss)

$
(3,523
)
$
8,860

$
11,092

$
20,756

    Diluted
weighted average shares outstanding

51,967

52,101

52,193

52,262

    Diluted
income (loss) from continuing operations per share

$
(0.07
)
$
0.15

$
0.21

$
0.35

    Diluted
net income (loss) per share

$
(0.07
)
$
0.17

$
0.21

$
0.40

* Quarterly information has been reclassified for
discontinued operations.

Unaudited
Quarterly Financial Information

     Quarter
      ended

   (Amounts in thousands, except per share data)

    7/26/03*

    (13 Weeks)

    10/25/03*
     (13 Weeks)

    1/24/04*
     (13 Weeks)

    4/24/04*
     (13 Weeks)

Sales

$
440,530

$
498,360

$
480,904

$
532,203

Cost of sales

      Cost
of goods sold

344,031

384,883

374,574

406,376

Restructuring

6,273

1,976

1,244

948

Total cost of sales

350,304

386,859

375,818

407,324

Gross profit

90,226

111,501

105,086

124,879

    Selling,
general and administrative

78,700

85,211

79,474

88,235

Write-down of intangibles

--

--

--

71,943

Operating income (loss)

11,526

26,290

25,612

(35,299
)

    Interest
expense

3,213

3,026

2,697

2,317

    Other
income, net

1,270

440

1,273

1,381

Income (loss) from continuing operations before income taxes

9,583

23,704

24,188

(36,235
)

    Income tax
expense (benefit)

3,641

9,008

9,192

(2,479
)

    Income
(loss) from continuing operations

5,942

14,696

14,996

(33,756
)

Income (loss) from discontinued operations (net of tax)

(139
)

481

283

25

Cumulative effect of accounting change (net of tax)

--

--

--

(8,324
)

           Net income
(loss)

$
5,803

$
15,177

$
15,279

$
(42,055
)

    Diluted
weighted average shares outstanding

54,916

54,339

52,931

52,318

    Diluted
income (loss) from continuing operations per share

$
0.11

$
0.27

$
0.28

$
(0.65
)

    Diluted
net income (loss) per share

$
0.11

$
0.28

$
0.29

$
(0.80
)

* Quarterly information has been reclassified for
discontinued operations.

Dividend and
Market Information

    Market
      Price

    Market
      Price

    Fiscal 2005 Quarter Ended

    Dividends Paid

    High

    Low

    Close

    Fiscal 2004 Quarter Ended

    Dividends Paid

    High

    Low

    Close

July 24

$

0.11

$

21.97

$

16.61

$

16.63

July 26

$
0.10

$
23.88

$
18.25

$
21.45

Oct. 23

0.11

17.44

12.80

13.42

Oct. 25

0.10

24.75

18.95

19.35

Jan. 22

0.11

15.80

12.75

13.27

Jan. 24

0.10

23.58

18.81

23.46

April 30

0.11

$
16.40

$
11.77

$
11.84

April 24

0.10

$
23.52

$
20.86

$
21.85

$
0.44

$
0.40

    Market
      Price

    P/E
      Ratio

    Fiscal Year

    Dividends Paid

    Dividend Yield

    Dividend Payout Ratio

    High

    Low

    Close

    Fiscal
      Year End Market Value
    (in Millions)

    High

    Low

2005

$
0.44

2.8
%

62.0
%

$
21.97

$
11.77

$
11.84

$
618

31

17

2004

0.40

1.9
%

800.0
%*

24.75

18.25

21.85

1,137

495
*

365
*

2003

0.40

1.7
%

24.0
%

30.25

16.20

18.07

994

18

10

2002

0.36

1.7
%

35.6
%

30.94

14.70

30.20

1,811

31

15

2001

$
0.35

2.2
%

31.0
%
$
18.50

$
13.44

$
18.02

$
1,090

16

12

*Fiscal 2004 includes a
$55.9 million
after tax write-down of intangibles, which increases the dividend payout ratio by 736.3 percentage points, the high P/E ratio by
472 and the low P/E ratio by
348.

La-Z-Boy Incorporated common shares are
traded on the NYSE and PCX (symbol LZB).
2005, 2004 and 2003 ratios are
based on income from continuing operations.

EXHIBIT (21)

LA-Z-BOY
INCORPORATED LIST OF SUBSIDIARIES

    Subsidiary

    Jurisdiction of Incorporation

Alexvale Furniture, Inc.

North Carolina

    American
Furniture Company, Incorporated

Virginia

    Bauhaus
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
Showcase Shoppes, Inc.

Indiana

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
Furniture Galleries of Pittsburgh LLC.

Michigan

    LZB
Furniture Galleries of Rochester, Inc

Michigan

    LZB
Furniture Galleries of St. Louis, Inc.

Michigan

    LZB
Furniture Galleries of Washington D.C., Inc.

Michigan

    LZB
Properties, Inc.

Michigan

    LZB
Manufacturing

Michigan

    LZB
Retail, Inc.

Michigan

Montgomeryville Home Furnishings, Inc.

Pennsylvania

Pennsylvania House, Inc.

    North
Carolina

    St. Clair
Insurance Company

    Cayman
Islands

    Sam Moore
Furniture Industries, Inc.

Virginia

All other subsidiaries,
when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary and therefore have been omitted from this exhibit.

EXHIBIT (23)

CONSENT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the
Registration Statements on Form S-8 (Nos. 333-118167, 33-8996, 33-8997,
333-34155, 333-34157, 333-03097, 033-54743, and 333-95651) of La-Z-Boy
Incorporated of our report dated June 27, 2005 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10–K.  We also consent to the incorporation by reference of our report dated
June 27, 2005
relating to the financial statement schedule, which appears in this Form 10–K.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
June 27, 2005

EXHIBIT
(31.1)

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

    Date:
June 27, 2005
    /s/
      Kurt L. Darrow
         Kurt L. Darrow Chief Executive Officer

EXHIBIT
(31.2)

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the
registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

    Date:
June 27, 2005
    /s/
      David M. Risley
          David M. Risley Chief Financial Officer

EXHIBIT (32)

CERTIFICATION
OF EXECUTIVE OFFICERS*

Pursuant to 18 U.S.C.
section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the
“Company”) hereby certifies, to such officer’s knowledge, that the Company’s
Annual Report on Form 10-K for the period ended April 30, 2005 (the “Report”)
fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the
Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L.
Darrow

Kurt L. Darrow
President and Chief Executive
Officer
June 27, 2005

/s/ David M.
Risley

David M. Risley
Senior Vice President and Chief Financial
Officer
June 27, 2005

*The foregoing
certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.