Form 10-Q
period 2005-07-30
LA-Z-BOY INC
filed 2005-08-22
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED July 30, 2005 COMMISSION FILE NUMBER 1-9656

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

                                                      Yes   X                                                       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                      Yes                                                             No    X

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the last practicable date:

                       Class                                                                         Outstanding at July 30, 2005
Common Shares, $1.00 par value                                                                 51,806,455

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2006

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	First Quarter Ended
			% Over	Percent of Sales
	7/30/05	7/24/04	(Under)	7/30/05	7/24/04
Sales	$451,487	$455,107	-0.8%	100.0%	100.0%

Cost of sales
Cost of goods sold	345,018	351,716	-1.9%	76.4%	77.3%
Restructuring	--	10,400	-100.0%	--	2.3%

Total cost of sales	345,018	362,116	-4.7%	76.4%	79.6%

Gross profit	106,469	92,991	14.5%	23.6%	20.4%
Selling, general and administrative	98,568	97,045	1.6%	21.8%	21.3%

Operating income (loss)	7,901	(4,054)	294.9%	1.7%	-0.9%
Interest expense	2,741	2,209	24.1%	0.6%	0.5%
Other income, net	15	373	-96.0%	0.0%	0.1%

Income (loss) from continuing operations before income taxes	5,175	(5,890)	187.9%	1.1%	-1.3%
Income tax expense (benefit)	1,967	(2,238)	187.9%	38.0%*	38.0%*

Income (loss) from continuing operations	3,208	(3,652)	187.8%	0.7%	-0.8%
Income from discontinued operations (net of tax)	--	129	-100.0%	--	0.0%

Net income (loss)	$3,208	$(3,523)	191.1%	0.7%	-0.8%

Basic average shares	52,129	51,967

Basic income (loss) from continuing operations per share	$0.06	$(0.07)
Basic net income (loss) per share	$0.06	$(0.07)

Diluted average shares	52,195	51,967

Diluted income (loss) from continuing operations per share	$0.06	$(0.07)
Diluted net income (loss) per share	$0.06	$(0.07)

Dividends paid per share	$0.11	$0.11

*As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	7/30/05	7/24/04	Dollars	Percent	4/30/05
Current assets
Cash and equivalents	$19,011	$28,965	$(9,954)	-34.4%	$37,705
Receivables, net	248,677	250,081	(1,404)	-0.6%	283,915
Inventories, net	264,739	275,852	(11,113)	-4.0%	260,556
Deferred income taxes	26,048	42,707	(16,659)	-39.0%	22,779
Other current assets	21,195	27,316	(6,121)	-22.4%	33,410

Total current assets	579,670	624,921	(45,251)	-7.2%	638,365
Property, plant and equipment, net	213,287	206,622	6,665	3.2%	210,565
Goodwill	79,770	68,116	11,654	17.1%	79,362
Trade names	21,484	27,889	(6,405)	-23.0%	21,484
Other long-term assets	86,284	83,651	2,633	3.1%	76,581

Total assets	$980,495	$1,011,199	$(30,704)	-3.0%	$1,026,357

Current liabilities
Short-term borrowings	$22,000	$6,000	$16,000	266.7%	$9,700
Current portion of long-term
debt	2,801	1,864	937	50.3%	3,060
Accounts payable	69,342	85,186	(15,844)	-18.6%	82,792
Accrued expenses and other
current liabilities	112,587	113,317	(730)	-0.6%	133,172

Total current liabilities	206,730	206,367	363	0.2%	228,724
Long-term debt	194,687	232,833	(38,146)	-16.4%	213,549
Deferred income taxes	5,420	20,030	(14,610)	-72.9%	5,389
Other long-term liabilities	54,965	39,585	15,380	38.9%	51,409
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	51,806	52,003	(197)	-0.4%	52,225
Capital in excess of par value	213,578	215,822	(2,244)	-1.0%	214,087
Retained earnings	265,274	243,208	22,066	9.1%	273,143
Unearned compensation	(1,367)	--	(1,367)	N/M	(1,536)
Accumulated other comprehensive income (loss)	(10,598)	1,351	(11,949)	-884.5%	(10,633)

Total shareholders' equity	518,693	512,384	6,309	1.2%	527,286

Total liabilities and
shareholders' equity	$980,495	$1,011,199	$(30,704)	-3.0%	$1,026,357

N/M = not meaningful
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, amounts in thousands)

	First Quarter Ended
	7/30/05	7/24/04
Cash flows from operating activities
Net income (loss)	$3,208	$(3,523)
Adjustments to reconcile net income (loss) to cash provided
by (used for) operating activities
Restructuring	--	10,400
Depreciation and amortization	6,998	6,908
Change in receivables	34,842	51,440
Change in inventories	(781)	(27,284)
Change in payables	(13,959)	(8,112)
Change in other assets and liabilities	(7,301)	(29,843)
Change in deferred taxes	(3,238)	(4,927)

Total adjustments	16,561	(1,418)

Net cash provided by (used for) operating activities	19,769	(4,941)
Cash flows from investing activities
Proceeds from disposals of assets	2	268
Purchases of investments	(11,938)	(1,506)
Proceeds from sale of investments	2,143	2,539
Capital expenditures	(6,713)	(9,474)
Change in other long-term assets	(2,065)	(1,828)

Net cash used for investing activities	(18,571)	(10,001)
Cash flows from financing activities
Proceeds from debt	46,079	69,743
Payments on debt	(53,905)	(53,416)
Stock issued for stock and employee benefit plans	1,000	1,482
Repurchase of common stock	(7,247)	(2,476)
Dividends paid	(5,758)	(5,649)

Net cash provided by (used for) financing activities	(19,831)	9,684
Effect of exchange rate changes on cash and equivalents	(61)	341

Net decrease in cash and equivalents	(18,694)	(4,917)
Cash and equivalents at beginning of period	37,705	33,882

Cash and equivalents at end of period	$19,011	$28,965

Cash paid (net of refunds) during period - Income taxes	$(5,633)	$7,414
- Interest	$3,222	$2,552

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Unearned Compensation	Accumulated other comprehensive income (loss)	Total
At April 24, 2004	$52,031	$216,156	$253,012	$--	$1,129	$522,328
Repurchases of common stock	(120)		(2,356)			(2,476)
Stock issued for stock and employee benefit plans	314	(2,063)	8,170	(1,848)		4,573
Amortization of unearned compensation				312		312
Tax benefit from exercise of options		(6)				(6)
Dividends paid			(22,868)			(22,868)
Comprehensive income (loss)
Net income			37,185
Unrealized gain on marketable
securities (net of tax)					127
Realization of gains on marketable
securities (net of tax)					(93)
Additional minimum pension
liability (net of tax)					(14,144)
Translation adjustment					2,359
Change in fair value of cash
flow hedges (net of tax)					(11)
Total comprehensive income						25,423

At April 30, 2005	52,225	214,087	273,143	(1,536)	(10,633)	527,286

Repurchases of common stock	(500)		(6,747)			(7,247)
Stock issued for stock and employee benefit plans	81	(509)	1,428			1,000
Amortization of unearned compensation				169		169
Dividends paid			(5,758)			(5,758)
Comprehensive income (loss)
Net income			3,208
Unrealized gain on marketable
securities (net of tax)					555
Realization of gains on marketable
securities (net of tax)					(57)
Translation adjustment					(497)
Change in fair value of cash
flow hedges (net of tax)					34
Total comprehensive income						3,243

At July 30, 2005	$51,806	$213,578	$265,274	$(1,367)	$(10,598)	$518,693

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Note 2: Interim Results

The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 29, 2006.

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation. Most significantly, our consolidated statement of operations have been reclassified for our discontinued operations.

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

	First Quarter Ended
(Unaudited, amounts in thousands)	7/30/05	7/24/04
Weighted average common shares outstanding (basic)	52,129	51,967
Effect of options	66	--

Weighted average common shares outstanding (diluted)	52,195	51,967

The weighted average common shares outstanding (diluted) at July 24, 2004 is equivalent to the weighted average common shares outstanding (basic) because the net loss in the first quarter of fiscal 2005 would cause the effect of options to be antidilutive. The weighted average common shares outstanding for diluted earnings per share calculation at July 30, 2005, excludes the incremental effect related to outstanding stock options whose exercise price is in excess of the price of our stock at the end of the quarter. These options are excluded due to their antidilutive effect.

Note 5: Inventories

     A summary of inventory follows:

(Unaudited, amounts in thousands)	7/30/05	7/24/04	4/30/05
Raw materials	$68,440	$75,866	$69,350
Work in progress	58,428	64,925	56,655
Finished goods	158,521	151,580	155,114

FIFO inventories	285,389	292,371	281,119
Excess of FIFO over LIFO	(20,650)	(16,519)	(20,563)

Inventories, net	$264,739	$275,852	$260,556

Note 6: Restructuring

In the first quarter of fiscal 2005, the decision was made to close three casegoods facilities, an upholstery plant and an upholstery warehouse. The casegoods facilities were closed as a result of continued underutilization of our domestic casegoods facilities due to an increase in our importing of product from overseas. The upholstery plant was closed and production was absorbed in another upholstery facility resulting in better production efficiencies. The casegoods plants were closed in the third quarter of fiscal 2005. Approximately 525 jobs were eliminated as a result of these closures. During fiscal 2005, pre-tax restructuring charges were $10.3 million, or $0.12 per diluted share, covering the following: write-down of certain fixed assets, write-down of certain inventories, payment of severance and benefits and other costs related to the shut down. The restructuring expenses during 2005 were lower than we had originally anticipated because our charges to expense were offset by the gains on sale of assets in the fourth quarter of fiscal 2005 previously written down through restructuring. The remaining assets relating to the restructurings were classified in assets held for sale. We expect to dispose of these plants by sale or abandonment if a sale is not practical. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Severance costs and other costs were expensed as incurred throughout fiscal 2005 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

At the end of fiscal 2005 we had a reserve for $38,000 remaining for severance and benefit related costs, which was paid during the first quarter of fiscal 2006.

Note 7: Segment Information

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. We acquired 21  La-Z-Boy Furniture Galleries® stores in the fourth quarter of fiscal 2005.  Combining these recent acquisitions with existing company-owned stores, the retail operations became a significant part of our business.    Management determined based on the significance of the retail operations and the criteria of segment reporting as outlined in SFAS 131 Disclosures about Segments of an Enterprise and Related Information, that retail will be reported in its own segment.  We have changed our internal reporting structure to the following three segments: Upholstery, Casegoods and Retail. All quarterly segment data was restated to reflect this change.

Upholstery Group.  The operating units in the Upholstery Group are Bauhaus, Clayton Marcus, England, La-Z-Boy, La-Z-Boy UK and Sam Moore. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

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

Retail Group. The Retail Group consists of 61 company owned La-Z-Boy Furniture Galleries® stores.  The Retail Group sells mostly upholstered furniture to end consumers through the La-Z-Boy Furniture Galleries® stores retail network (“the retail network”).

	First Quarter Ended	Quarters Ended in Fiscal 2005
(Unaudited amounts in thousands)	7/30/05 (13 Weeks)	7/24/04 (13 Weeks)	10/23/04 (13 Weeks)	1/22/05 (13 Weeks)	4/30/05 (14 Weeks)
Sales
Upholstery Group	$314,481	$316,838	$380,726	$356,507	$413,240
Casegoods Group	104,997	105,714	114,169	111,918	123,542
Retail Group	52,655	38,456	40,960	44,298	49,385
VIEs/Eliminations	(20,646)	(5,901)	(15,095)	(5,764)	(20,612)

Consolidated	$451,487	$455,107	$520,760	$506,959	$565,555

Operating income (loss)
Upholstery Group	$15,254	$13,198	$27,475	$22,253	$38,930
Casegoods Group	4,344	500	80	2,152	2,638
Retail Group	(5,408)	515	510	(183)	(3,701)
Corporate and Other*	(6,289)	(7,867)	(12,013)	(2,236)	(8,306)
Restructuring	--	(10,400)	(749)	(2,252)	3,107

Consolidated	$7,901	$(4,054)	$15,303	$19,734	$32,668

*VIEs are included in corporate and other.

The following table is provided to evaluate segment assets for the current quarter and the end of the year for fiscal 2005.

(Unaudited amounts in thousands)
Assets	7/30/05	4/30/05
Upholstery Group	554,568	583,949
Casegoods Group	228,520	230,748
Retail Group	101,135	97,805
Unallocated assets*	96,272	113,855

Consolidated	$980,495	$1,026,357

*The unallocated assets includes mainly the corporate assets and eliminations.

Note 8: Goodwill and Other Intangible Assets

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

In the fourth quarter of fiscal 2005, we acquired several La-Z-Boy Furniture Galleries® stores that were independently owned.  Relating to these acquisitions, we recorded goodwill of $11.3 million in fiscal 2005.   Additionally, in the fourth quarter of fiscal 2005, we completed a valuation of the tax reserves relating to an acquisition in fiscal 2000.  Due to the resolution of certain open tax items relating to the acquisition, a reduction of the tax reserves was required during fiscal 2005.  These reductions in the tax reserves were recorded as a reduction in the remaining acquired intangible assets, which consisted of trade names and totaled $6.4 million.  Furthermore, in the fourth quarter of fiscal 2005, the annual evaluation of goodwill and trade names was performed.  We determined that goodwill and trade names are not impaired as of the end of fiscal 2005.

At the end of the first quarter of fiscal 2006, we began consolidating a new variable interest entity that had goodwill of $0.4 million.

The following table summarizes goodwill and trade names in the first quarter of fiscal 2006, first quarter of fiscal 2005 and the fourth quarter of fiscal 2005:

	Goodwill			Tradenames
(Unaudited amounts in thousands)	7/30/05	7/24/04	4/30/05	7/30/05	7/24/04	4/30/05

Upholstery Group	$49,654	$49,736	$49,654	$7,165	$8,690	$7,165
Casegoods Group	--	--	--	14,319	19,199	14,319
Retail Group	21,994	10,666	21,994	--	--	--
Corporate and Other	8,122	7,714	7,714	--	--	--

Consolidated	$79,770	$68,116	$79,362	$21,484	$27,889	$21,484

Note 9: Stock Plans

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

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net income and net income per share would have been as follows:

	First Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/30/05	7/24/04
Net income (loss)	$3,208	$(3,523)
Fair value of stock plan	(587)	(461)

Proforma net income (loss)	$2,621	$(3,984)
Proforma basic net income (loss) per share	$0.05	$(0.08)
Proforma diluted net income (loss) per share	$0.05	$(0.08)

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

We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amounts of potential future payments under loan guarantees and lease guarantees were $1.7 million and $6.6 million, respectively, as of July 30, 2005. Should a default occur on a collateralized loan, we expect the liquidation of the collateral would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.

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

A reconciliation of the changes in our product warranty liability is as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/30/05	7/24/04
Balance as of the beginning of the period	$18,688	$19,527
Accruals during the period	3,721	4,278
Settlements during the period	(3,159)	(4,120)

Balance as of the end of the period	$19,250	$19,685

Note 11: Variable Interest Entities

Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46"), which was issued in December 2003, requires the "primary beneficiary" of a VIE to include the VIE's assets, liabilities and operating results in its consolidated financial statements.   In general, a VIE is a company, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support.  However, there are certain independent dealers that we have determined may not have sufficient equity.  Based on the criteria for consolidation of VIEs, we determined that, as of April 24, 2004, several dealers were VIEs of which, under FIN 46, we were deemed the primary beneficiary.  In fiscal 2005, we disposed of some of our VIEs by acquisition or by finding a new independent dealer with sufficient equity to own and operate that market of  La-Z-Boy Furniture Galleries® stores.   We became the primary beneficiary of one of our dealers at the end of the first quarter of fiscal 2006 due to a change in financial structure of the dealer.

Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $18.8 million.  In prior years, we have evaluated the collectibility of our trade accounts receivable from our independent dealers and have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees.  Since some of our VIEs have either negative or no equity in their business, we are required to absorb their losses in our consolidated statement of operations.    Our consolidated VIEs recognized $8.6 and $13.6 million in sales, net of intercompany eliminations, during the first quarter of fiscal 2006 and fiscal 2005, respectively.   We also had a net loss per diluted share of $0.02 and $0.04 during the first quarter of fiscal 2006 and fiscal 2005, respectively, resulting from operating results of our consolidated VIEs.  The VIEs had $11.2 and $3.9 million of net assets after eliminations of intercompany activity at the end of first quarter for  fiscal 2006 and fiscal 2005, respectively.

Note 12: Pension Plans

The net periodic pension costs were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/30/05	7/24/04
Service cost	$815	$751
Interest cost	1,221	1,150
Expected return on plan assets	(1,624)	(1,585)
Net amortization and deferral	293	66

Net periodic pension cost	$705	$382

We are not required to make any contributions to the defined benefit plans in fiscal year 2006, however we reserve the right to make discretionary contributions.

Note 13: Dispositions

On April 29, 2005, we completed the sale of our La-Z-Boy Contract operating unit for $11.0 million in cash and a note for $0.7 million.  This disposition qualified for discontinued operations treatment.  Accordingly, the consolidated statement of operations for the prior year first quarter has been reclassified to reflect the results of operations of this divested business as a discontinued operation.  La-Z-Boy Contract had $11.2 million in sales in the first quarter of fiscal 2005.  The assets and liabilities of this operating unit have not been reclassified for fiscal 2005.  In the consolidated statement of cash flows, the cash flows of discontinued operations were not reclassified for the first quarter of fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with a cautionary statement concerning forward-looking statements, followed by an introduction of La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2006. We then provide a discussion on our results of operations, liquidity and capital resources, and quantitative and qualitative disclosures about market risk.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from severe weather such as hurricanes and tornadoes; (w) the impact of consolidating, acquiring or disposing of a variable interest entity; and (x) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission.

Introduction

Our La-Z-Boy brand is the top brand in the furniture industry and one of the preferred brands in the home. Additionally, La-Z-Boy is the world’s leading marketer and manufacturer of upholstered residential furniture and the leading global producer of reclining chairs. La-Z-Boy sells furniture primarily to general dealers and through the La-Z-Boy Furniture Galleries store network (“the network”), which are stores dedicated to selling La-Z-Boy products. The network is the industry’s largest single upholstery source furniture retailer in North America. We own 61 stores of the 336 stores in the network. These stores combine the style, comfort and quality of La-Z-Boy furniture with a design center to help the customer furnish certain rooms in their home. In addition to manufacturing and selling upholstered furniture, some of La-Z-Boy’s operating units sell domestically manufactured or imported casegoods (wood) furniture products.

During the fourth quarter of fiscal 2005 we acquired 21 La-Z-Boy Furniture Galleries® stores from our independent dealers in the Chicago, Pittsburgh, and Connecticut markets who were unable to meet our strategic initiatives for expansion, relocation or conversion. These acquisitions significantly increased the size of our retail operations. Based on the increased size of our retail operations and the criteria of segment reporting as outlined in SFAS 131 Disclosures about Segments of an Enterprise and Related Information, management has changed our internal reporting structure from two segments (Upholstery and Casegoods) to three segments (Upholstery, Casegoods, and Retail). Below is a chart that shows the organizational structure of La-Z-Boy’s three segments.

In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. Currently, we are focused on importing cut and sewn kits for fabric/cloth to compliment our leather kits that will take full advantage of both the cost opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery group sells furniture mainly to general dealers, La-Z-Boy Furniture Galleries® stores and department stores. The quarterly results for the Upholstery segment were restated for the prior year to exclude company-owned retail operations that are now reflected in the Retail Group.

Our Casegoods Group continues to make progress in quarterly improvements in operating margin. By the end of fiscal 2006, we expect to be transitioned to an importer, blended with some domestic manufacturing, so that approximately 75% of our residential casegoods finished goods will be imported. For the first quarter of fiscal 2006, 63% of our residential casegoods finished goods were imported, compared to 50% imported during the first quarter of fiscal 2005. The Pennsylvania House operating unit made significant strides in operating profit during the first quarter of fiscal 2006. However, Pennsylvania House is still transitioning to the import model. Once the transition is complete we will be able to take advantage of our several established casegood brand names and our wide distribution network, with more competitively priced, quality import products. In fiscal 2005, we continued to rationalize our casegoods manufacturing capacities as we closed our two Pennsylvania House facilities and a Kincaid facility in Hudson, NC. With the continuing change in worldwide supply, we were no longer competitive manufacturing certain products domestically and it became necessary to close these plants.

The Retail Group consists of company-owned La-Z-Boy Furniture Galleries® stores in nine markets ranging from the Midwest to East Coast of the United States. This group includes 21 new stores in three markets which we acquired during the fourth quarter of fiscal 2005. In two of those markets, the stores were previously consolidated as VIE’s and were incurring significant operating losses. In the next few quarters, we plan to take the following actions to grow sales and improve the operating results for the Retail Group as well as take advantage of certain synergies between the company-owned markets:

o	We will relocate, convert or add stores to our New Generation format stores which are more productive.

o	We are in the process of centralizing certain of our advertising, marketing and warehousing functions to gain better efficiencies.

o	We plan on consolidating information systems and eliminating duplicative processes in future quarters.

o	We will continue to expand our In Home Design Services, which has increased the average sale per customer where employed.

o	We have recently launched an interactive website for the entire network of La-Z-Boy Furniture Galleries® stores with benchmarks and best practices in every facet of the retail furniture business to drive growth and profitability.

We believe that acquiring stores will generate the long term benefit of driving top-line growth as we capitalize on the larger urban markets. We expect to grow sales in this group through converting to New Generation stores, relocating some of the stores to better locations and opening new stores. With the further penetration in these markets we expect to gain necessary efficiencies in advertising, distribution and administration to achieve desired profitability. Currently, 21 of our company-owned stores are in the New Generation format. Through these actions we remain optimistic about the future performance of this new segment.

At the end of fiscal 2004, a new accounting pronouncement (Financial Accounting Standards Board Interpretation No. 46R) required us to start consolidating a few of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. One of our independent dealers had a change in financial structure this quarter, which made us the primary beneficiary and required consolidation. The new VIE currently has three stores but is also planning to expand operations in one of our top 25 focus markets in North America. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Results of Operations
Analysis of Operations:  Quarter Ended July 30, 2005
(First Quarter 2006 compared with 2005)

(Unaudited, amounts in thousands, except per share amounts)	Quarter ended		Percent change
	7/30/05	7/24/04
Upholstery sales	$314,481	$316,838	-0.7%
Casegoods sales	104,997	105,714	-0.7%
Retail sales	52,655	38,456	36.9%
VIEs/eliminations	(20,646)	(5,901)	N/M
Consolidated sales	$451,487	$455,107	-0.8%

Consolidated gross profit	$106,469	$92,991	14.5%
Consolidated gross margin	23.6%	20.4%

Consolidated S, G& A	$98,568	$97,045	1.6%
S,G& A as a percent of sales	21.8%	21.3%

Upholstery operating income	$15,254	$13,198	15.6%
Casegoods operating income	4,344	500	768.8%
Retail operating income (loss)	(5,408)	515	-1150.1%
Corporate/other	(6,289)	(7,867)	20.1%
Restructuring	--	(10,400)	N/M
Consolidated operating income (loss)	$7,901	$(4,054)	294.9%

Upholstery operating margin	4.9%	4.2%
Casegoods operating margin	4.1%	0.5%
Retail operating margin	-10.3%	1.3%
Consolidated operating margin	1.7%	-0.9%

Income (loss) from continuing operations	$3,208	$(3,652)	187.8%

Diluted earnings per share from continuing
operations	$0.06	$(0.07)	185.7%
N/M - not meaningful
Note: Restructuring costs were included in gross profit for fiscal 2005.

Sales

Consolidated sales were essentially flat in the first quarter. Our Retail Group acquired 21 new stores in the fourth quarter of fiscal 2005, however, since two of the markets acquired, containing 8 stores, were consolidated as VIEs in the previous years’ first quarter, the increase in their sales for the Retail Group were offset by a corresponding decrease in our VIEs sales.

Upholstery Group sales were basically flat quarter over quarter. Our La-Z-Boy branded product sales increased during the quarter. Although most of our La-Z-Boy Furniture Galleries® stores are independently owned, we do track the written sales activity of the total store system as an indicator of retail activity. The total store system, including company-owned and independent licensee stores, same-store written sales for the second calendar quarter were down 1.3%, and total sales, which include new stores, increased 2.9%. Some of our other Upholstery operating units experienced decreasing sales due to a reduction in orders from a few major customers.

Our Casegoods Group sales were also essentially flat compared to the prior year first quarter. The casegoods hospitality and health care business had another quarter of growth over the prior year first quarter, which was partly due to the economic recovery of the hospitality sector. Somewhat offsetting the hospitality and health care business sales increase was the decrease in Pennsylvania House sales due to the continued disruptions that were caused by our transition to an importer.

Retail Group sales increased due to the acquisition of 21 stores in the fourth quarter of fiscal 2005. Eight of these stores were consolidated as VIEs prior to acquiring them in the fourth quarter. The remainder of our stores in the Retail Group experienced a weaker retail environment than last year during what is already historically the industry’s slowest season.

The VIEs and elimination of intercompany sales went from ($5.9) million in the first quarter of fiscal 2005 to ($20.6) million in the first quarter of fiscal 2006. Since we have fewer VIEs in the current quarter than in the comparable prior year quarter, our sales in this category were significantly less. In addition, we sold more product during the current quarter to our company-owned stores in the Retail Group, which increased our elimination of intercompany sales.

Gross Profit

Our gross profit as a percent of sales (“gross margin”) increased in the first quarter of fiscal 2006 in comparison to the prior year first quarter due to the following:

o	We had restructuring expense of $10.4 million in the fiscal first quarter of 2005. The restructuring costs decreased the fiscal 2005 gross margin by 2.3 percentage points.

o	In the first quarter of last year we experienced significant price increases in raw materials, especially in raw steel. Raw steel prices remain high but have stabilized in fiscal 2006. In fiscal 2005 we increased our selling prices to our customers due to the high raw material costs, which helped increase our margins in the first quarter of fiscal 2006.

o	Our La-Z-Boy Furniture Galleries® stores are a larger part of our consolidated results in fiscal 2006, and since retail margins generally carry a higher gross margin than our manufacturing units it had a more significant impact than in fiscal 2005.

        Offsetting the increases in our gross margin were the following factors:

o	Polyurethane prices increased in the current quarter, which, as a percent of sales, increased our cost of sales by 0.4 percentage points over last year.

o	Older inventory was cleared out at the 21 newly acquired stores which resulted in a lower than normal gross margin for our Retail Group.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) increased in fiscal 2006 compared to the prior year, both in dollar amount and as a percent of sales, and is mainly attributable to the Retail Group as follows:

o	The increased relative size of the Retail Group increased consolidated S,G&A because the Retail Group has a higher S,G&A structure.

o	The 21 new stores had transitional costs and inefficiencies.

o	Our company-owned same stores sales were down 1.7%, therefore we were not able to absorb our fixed expenses resulting in an increase in S,G&A as a percent of sales.

Also contributing to the increase in S,G&A expense was the biannual conference held in the first quarter for dealers of the La-Z-Boy Furniture Galleries store network. Despite the cost of this conference, our non-retail based operation’s S,G&A expenses in the first quarter of 2006 were essentially flat as a percentage of sales when compared to the first quarter of 2005. Somewhat offsetting these increases was a $1.6 million gain recognized during the current quarter on a long-lived asset we sold.

Operating Margin

Our 1.7% operating margin in the fiscal 2006 first quarter was up at the Upholstery and Casegoods Group but was down significantly at our Retail Group. The operating margin for fiscal 2005 was -0.9% and included 2.3 percentage points of restructuring costs.

The Upholstery Group operating profit benefited from selling price increases from fiscal 2005. Additionally, some of the Upholstery Group operating units experienced some relief on the high raw materials prices costs (i.e. steel) experienced in fiscal 2005. While our operating margin improved over last year there were several factors that negatively impacted our Upholstery Group: (i) increased raw material costs for polyurethane; (ii) unfavorable sales mix; and (iii) a decrease in sales volume.

Our Casegoods Group operating margin increased over the prior year due to the increased operating margin in casegoods hospitality and health care business and improvements resulting from our continuing transition to our import model for residential casegoods. Pennsylvania House made significant strides in the first quarter by improving operating margins. The Casegoods Group has been on a positive trend making steady progress in improving operating margins as shown in the chart below.

Casegoods Operating Margins

	Fiscal 2004	Fiscal 2005	Fiscal 2006
First Quarter	0.9%	0.5%	4.1%
Second Quarter	1.7%	0.1%
Third Quarter	-0.3%	1.9%
Fourth Quarter	0.2%	2.1%

Our Retail Group operating profit decreased by $5.9 million in the first quarter of fiscal 2006 in comparison to the first quarter of fiscal 2005. Two of the three markets acquired were operating at significant losses and were reported as VIEs in the prior periods and contributed to operating losses during the quarter. We refreshed merchandise at our newly acquired locations moving out older inventory which resulted in a lower operating margin. The acquired stores also incurred transitional costs in the first quarter. The decrease in operating profit was due in part to the decrease in same store sales volume. Additionally, due to the acquisition of new markets and a slow retail environment we increased advertising spending. We also had an increase in occupancy costs and selling expenses. Consequently, due to these acquisitions and an overall soft retail environment, this quarter our retail operating results were below our expectations. We anticipate that it will take some time to turn around these under-performing stores.

Interest Expense

Interest expense for the 2006 first quarter was higher than the 2005 first quarter mainly from increases in floating rate debt equating to an increase of about 1% in our effective interest rate. Our weighted average debt is down slightly in the current year compared to the last year first quarter.

Income Taxes

Our effective tax rate was 38% in both fiscal 2006 and fiscal 2005.

Variable Interest Entities

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by 118 independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support; however, there are certain independent dealers that we have determined may not have sufficient equity. In accordance with Financial Accounting Standards Board Interpretation No. 46R, we began to consolidate variable interest entities of which we were deemed the primary beneficiary as of April 24, 2004. The table below shows the impact on our consolidated balance sheet at July 30, 2005 and April 30, 2005 and statement of operations for the quarters ended July 30, 2005 and July 24, 2004.  The amounts reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.

	VIEs
(Unaudited, amounts in thousands)	7/30/05		4/30/05
Assets
Cash and equivalents	$2,933		$1,699
Accounts receivable, net	(9,397	) (1)	(9,131	) (1)
Inventories, net	9,399		7,211
Deferred income taxes	7,681		7,199
Other current assets	1,268		1,226

Total current assets	11,884		8,204
Property, plant and equipment, net	9,692		8,431
Intangibles	8,122		7,714
Other long-term assets	(18,535	) (1)	(14,169	) (1)

Total assets	$11,163		$10,180

Liabilities and shareholders' equity
Short-term borrowings	$--		$--
Current portion of long-term debt	1,573		1,934
Accounts payable	596		329
Other current liabilities	4,152		3,523

Total current liabilities	6,321		5,786
Long-term debt	7,311		6,256
Deferred income taxes	196		--
Other long-term liabilities	(1,300)		(1,300)
Shareholders' equity (deficit)	(1,365)		(562)

Total liabilities and shareholders' equity	$11,163		$10,180

(1) Reflects the elimination of intercompany accounts and notes receivable.
(Unaudited, amounts in thousands)	7/30/05		7/24/04
Sales	$8,586	(2)	$13,641	(2)
Cost of sales	2,466		942

Gross profit	6,120		12,699
Selling, general and administrative	6,801		14,676

Operating income (loss)	(681)		(1,977)
Interest expense	108		167
Other expense, net	(480	) (3)	(1,294	) (3)

Pre-tax loss	(1,269)		(3,438)
Income tax benefit	(482)		(1,306)

Net loss from continuing operations	$(787)		$(2,132)

(2) Includes the elimination of intercompany sales and cost of sales.
(3) Includes the elimination of intercompany interest income and interest expense.

Liquidity and Capital Resources

Our total assets decreased by 4.5% as compared to April 2005. Our total debt decreased by $6.8 million in comparison to the end of the 2005 fiscal year.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, stock repurchases, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the future. Capital expenditures for fiscal 2006 are planned at $30 million to $35 million compared to $35 million in fiscal 2005. There were no material commitments for capital expenditures at July 30, 2005. As of July 30, 2005, we had unused lines of credit and commitments of $186.8 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

(Unaudited, amounts in thousands)	First Quarter Ended
Cash Flows From (Used For)	7/30/05	7/24/04
Operating activities
Net income (loss), depreciation and deferred taxes	$6,968	$(1542)
Restructuring	--	10,400
Working capital and other	12,801	(13,799)

Cash provided from operating activities	19,769	(4,941)
Investing activities	(18,571)	(10,001)

Financing activities
Repurchase of common stock	(7,247)	(2,476)
Net increase (decrease) in debt	(7,826)	16,327
Other financing activities and exchange rate changes	(4,819)	(3,826)

Net increase in cash and cash equivalents	$(18,694)	$(4,917)

Operating activities

The increase in 2006 operating cash flows was due mainly to a source of cash of $34.8 million in receivables. Our receivables decreased by 12.4% in fiscal 2006 in comparison to April 2005 due to the seasonality of our first quarter 2006 and quicker collections.

Investing activities

During the first quarter of fiscal 2006 and fiscal 2005, net cash used in investing activities was $18.6 million and $10.0 million, respectively. The increase in cash used for investing activities in fiscal 2006 was primarily reflected in an increase in investments. At April 30, 2005 we had significant cash and cash equivalents which was invested in longer term assets during the first quarter of fiscal 2006.

Financing activities

Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $19.8 million of cash in financing activities in the first quarter of fiscal 2006 compared to $9.7 million provided by financing activities of cash in the first quarter of fiscal 2005. During the first quarter of fiscal 2006 we increased cash from operating activities and were able to reduce debt and repurchase common stock. We borrowed $23.7 million less in the fiscal 2006 first quarter in comparison to the prior year’s quarter while our payments for both periods remained approximately the same. We also increased our stock repurchases by $4.8 million in the first quarter of fiscal 2006 in comparison to last year’s first quarter.

Our debt-to-capitalization ratio was 29.7% at July 30, 2005, 30.0% at April 30, 2005 and 32.0% at July 24, 2004.

The following table summarizes our contractual obligations of the types specified:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$194,896	$1,584	$40,378	$89,710	$63,224
Capital lease obligations	2,592	1,217	1,239	113	23
Operating lease obligations	217,601	29,506	54,133	44,600	89,362
Other long-term liabilities not
reflected on our balance sheet	1,400	1,250	100	50	--

Total contractual obligations	$416,489	$33,557	$95,850	$134,473	$152,609

In addition to the above obligations, we have guaranteed various mortgages and leases of dealers with proprietary stores. The total amount of these guarantees is $8.3 million. Of this, $2.5 million will expire within one year, $5.1 million in one to three years and $0.7 million in four to five years. In recent years, we have increased our imports of Casegoods product. At July 30, 2005, we had $38.8 million in open purchase orders with foreign casegoods manufacturers. Some of these open purchase orders are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of July 30, 2005, 6.2 million additional shares could be purchased pursuant to this authorization.

Recent Accounting Pronouncements

In December 2004, the The Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005. Although management has not yet determined the final impact that SFAS 123(R) will have on its financial position and results of operations, we do not expect the impact to be materially different than the effect shown in Note 9 in the Notes to Consolidated Financial Statements.

The FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations on March 30, 2005. The interpretation will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are currently evaluating the impact of the adoption of Interpretation No. 47, on our financial position and results of operations.

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

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 30, 2005. There were no new accounting pronouncements that had a material effect on our first quarter or our critical accounting policies.

Business Outlook

Though we have continued to make steady progress in the evolution of our business model, we remain concerned that several macroeconomic factors including the continued elevation of energy prices and rising interest rates could impact the industry's growth prospects and dampen consumer confidence. Additionally, there has been fierce competition for consumers' discretionary spending with employee pricing offers from the automotive industry which we feel is contributing to weak retail furniture demand.

We are currently expecting sales for the October quarter to be down in the low single-digit range compared to last year's second quarter, and we anticipate reported earnings for the second quarter to be in the range of $0.17 - $0.21 per diluted share, versus the $0.17 we earned per diluted share in the same quarter of fiscal 2005, which included an after-tax restructuring charge of $0.01 per share and an extraordinary gain of $0.01 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. The majority of our exposure to interest rate risk results from our floating rate $150 million revolving credit facility under which we had $45 million borrowed at July 30, 2005. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2006 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At July 30, 2005, we had foreign exchange forward contracts outstanding, relating to the Canadian dollar. Substantially all of our imported purchased parts are denominated in U.S. dollars. We have some risk on China currency because it has recently been announced that China will allow its currency to float. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2006.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (our "Disclosure Controls") was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of July 30, 2005, 6.2 million additional shares could be purchased pursuant to this authorization. With the cash flows we anticipate generating in fiscal 2006 we will be opportunistic in repurchasing company stock but we have no commitments for repurchases. The following table summarizes our repurchases of company stock during the period covered by this report:

(Amounts in thousands)	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of the publicly announced repurchase program	Maximum number of shares that may yet be purchased
Fiscal May (May 1 - June 4)	--	--	--	--
Fiscal June (June 5 - July 2)	209	$14.29	209	6,444
Fiscal July (July 3 - July 30)	291	14.64	291	6,153

Fiscal First Quarter	500	$14.49	500	6,153

ITEM 5. OTHER INFORMATION

During the first quarter, the Company established the annual salary for each of the executive officers named in the summary compensation table in our most recent proxy statement for the fiscal year ending April 29, 2006. In addition, pursuant to the executive incentive compensation plan, the Company determined and awarded the annual bonus for the year ended April 30, 2005 for each of the named executive officers. The information is included in Exhibit (10(b)).

The Company also established the four performance goals for the performance awards under the Company’s long-term equity award plan for the 3-year cycle ending in April 2008. This information is included in Exhibit (10(c)).

ITEM 6. EXHIBITS

(a)     Exhibits

                (10)

                            *(a) Executive Incentive Compensation Plan - Description as of June 7, 2005

                            *(b) Summary of Salaries and Bonus Awards (fiscal 2006 salaries and fiscal 2005 bonuses)

                            *(c) Performance Awards Goals (for Performance Cycle Ending April 2008)

                            *(d) Sample Award Agreement under 2004 Long-Term Equity Award Plan

                (11) Statement of Computation of Per Share Earnings See note 4 to the financial statements included in this report.

                (31) Certifications of Executive Officers pursuant to Rule 13a-14(a)

                (32) Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

*Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: August 22, 2005

BY: /s/ Louis M. Riccio, Jr. —————————————— Louis M. Riccio, Jr. Corporate Controller On behalf of the registrant and as Chief Accounting Officer

Exhibit Number	Exhibit Index
*(10(a))	Executive Incentive Compensation Plan - Description as of June 7, 2005
*(10(b))	Summary of Salaries and Bonus Awards (fiscal 2006 salaries and fiscal 2005 bonuses)
*(10(c))	Performance Awards Goals for Performance Cycle Ending April 2008
*(10(d))	Sample Award Agreement under 2004 Long-Term Equity Award Plan
(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to U.S.C. Section 1350(b)

*Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Exhibit (10(a))

LA-Z-BOY INCORPORATED
EXECUTIVE INCENTIVE COMPENSATION PLAN
DESCRIPTION AS OF JUNE 7, 2005

The purpose of the Executive Incentive Compensation Plan is to provide a cash award to key management employees for the achievement of specific annual goals.

The Compensation Committee of the Board of Directors (the Committee) annually establishes short-term performance criteria covering areas such as sales growth and improved earnings. The specific focus and weighting of the criteria are based on key short-term priorities of the corporation. The performance criteria are established at the start of the fiscal year or as shortly thereafter as possible.

The target and maximum award opportunity for each participant is established by the Committee. The target award for participants ranges from 10% to 80% of eligible base pay with a maximum award of 200% of the target (i.e. 20% to 160% of eligible base pay). The award paid is based on actual results compared to the established performance targets. Payment of the award occurs within 90 days after the end of the fiscal year. A participant must be on the payroll at the end of the fiscal year (or have retired during the fiscal year) to be eligible for an award.

Exhibit (10(b))

Summary of Salaries and Bonus Awards

The following table sets forth the cash bonuses awarded for fiscal 2005 and the salary for fiscal 2006 for each of the executive officers named in the summary compensation table in our most recent proxy statement.

Named Executive	April 2005 Bonus Award	Fiscal 2006 Salary
Kurt L. Darrow	$316,794	$618,000
Patrick H. Norton	182,322	437,750
Rodney D. England	133,760	329,600
Steven M. Kincaid	38,080	329,600
David M. Risley	121,548	334,750

Note: In filing this exhibit, the Company does not acknowledge that establishing annual salaries creates an enforceable contract between the Company and any employee.

Exhibit (10(c))

Performance Awards Goals
For Performance Cycle Ending April 2008

Threshold Goal

The Company established a target cumulative diluted earnings per share amount for the three-year cycle. No payout will be made unless the Company meets or exceeds the targeted earnings per share amount.

Subordinate Goals

If the threshold goal is met, the actual payout earned for the performance cycle will be determined by comparison of the actual results against the three subordinate goals. The subordinate goals and their weighting are as follows:

o	Operating margin performance will determine 50% of the payout.

o	Sales growth performance will determine 25% of the payout.

o	Accounts receivable and inventory management will determine 25% of the payout.

Each subordinate goal has a sliding scale that provides a payout from 50 to 200 percent of the related target payout. At the end of the performance cycle the final award will be determined by first determining whether the threshold goal was achieved and, if it was, then determining the degree to which each (if any) of the subordinate goals were met. If the threshold goal is not achieved, or if that goal is achieved but no subordinate goal is achieved, then there will be no payout.

Exhibit (10(d))

SAMPLE AWARD AGREEMENT

LA-Z-BOY INCORPORATED 2004 LONG-TERM EQUITY AWARD PLAN

AWARD AGREEMENT

Agreement made effective August <grant day>, 2005 (the “Grant Date”) between La-Z-Boy Incorporated (the “Company”) and <first name> <last name> (the “Employee”).

This Agreement confirms grants of Restricted Stock, Stock Options and conditional Performance Awards, pursuant to and subject to all terms and conditions of the La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan (“Plan”). This Agreement is also subject to the award notification letter dated <award letter date> (“Notification”) as well as the applicable specific and general conditions set forth in attached Appendix A.

The principal features of the foregoing grants are as follows:

Restricted Stock

TOTAL SHARES OF RESTRICTED STOCK: <restrictedstock>

SCHEDULED VESTING DATES
(PERIOD OF RESTRICTION):	NUMBER OF SHARES:

August <grant day>, 2008
August <grant day>, 2009
August <grant day>, 2010

Options

“OPTION DATE” is August <grant day>, 2005

TOTAL SHARES SUBJECT TO PURCHASE OPTION:  <total options>

SCHEDULED VESTING DATES	NUMBER OF SHARES / PRICE PER SHARE

August <grant day>, 2006	<ovestyear1> / $<grant price>
August <grant day>, 2007	<ovestyear2> / $<grant price>
August <grant day>, 2008	<ovestyear3> / $<grant price>
August <grant day>, 2009	<ovestyear4> / $<grant price>

All options not exercised by August <grant day>, 2010 shall be forfeited.

Performance Award Shares (2005 – 2007 Cycle)

MAXIMUM PERFORMANCE AWARD: <max PBS shares1> SHARES*,
TARGET PERFORMANCE AWARD: <target PBS shares1> SHARES*

Performance Award Shares (2006 – 2008 Cycle)

MAXIMUM PERFORMANCE AWARD: <max PBS shares1> SHARES*,
TARGET PERFORMANCE AWARD: <target PBS shares1> SHARES*

* Subject to attainment of Gatekeeper and Subordinate Performance Goals.

Your signature below indicates your agreement that the foregoing grants are subject to all of the terms and conditions contained in attached Appendix A as well as the accompanying Notification. Your signature below also indicates that you have received and read a copy of the Plan. The terms and provisions of the Plan as it may be amended from time to time are hereby incorporated by reference. In the event of a conflict between any term or provision contained in this Agreement and a term or provision of the Plan, the applicable terms and provisions of the Plan will govern and prevail.

La-Z-Boy Incorporated	Employee
By
Kurt Darrow
President and
Chief Executive Office

APPENDIX A — TERMS AND CONDITIONS

I	General terms and conditions

    1.        Definitions. As used herein, the following definitions will apply:

a)	“Affiliate” means any corporation or any other entity (including, but not limited to, partnerships and joint ventures) controlling, controlled by, or under common control with the Company.

b)	“Board” has the definition used in the Plan.

c)	“Change in Control” has the definition used in the Plan.

d)	“Committee” has the definition used in the Plan.

e)	“Common Stock” has the definition used in the Plan.

f)

“Disability” means the Employee’s inability to perform the principal duties of his regular occupation, as determined by the Committee pursuant to the disability definition set forth in the Company’s long term disability plan as in effect at the time of determination; provided if there is no such plan in effect at than time, then “Disability” shall mean a mental or physical condition which renders Employee unable or incompetent to carry out the material job responsibilities which Employee held or the material duties to which Employee was assigned at the time the disability was incurred, which has existed for at least six months and which is expected to be permanent or to last for an indefinite duration or a duration in excess of six months. Determination of the extent and probable duration of any such condition shall be based on the opinion of a physician mutually agreed upon by the Company and the Employee (provided that neither party shall unreasonably withhold agreement).

g)

“Optionee” means an Employee who has been granted and holds an Option under this Agreement. Whenever the word “Optionee” is used in any provision of this Agreement under circumstances where the provision should logically be construed to apply to the estate, personal representative, or beneficiary to whom this Option may be transferred by will, the laws of descent and distribution or by designation of beneficiary, the word “Optionee” shall be deemed to include such person.

h)	“Shares” means shares of Common Stock.

Any other capitalized words or terms used in this Agreement and also defined in the Plan shall have the definition used in the Plan unless the context requires otherwise.

    2.        No Effect on Employment. The Employee’s employment with the Company and its Affiliates is on an at-will basis only. Accordingly, the terms of the Employee’s employment with the Company and its Affiliates will be determined from time to time by the Company or the Affiliate employing the Employee (as the case may be), and the Company or the Affiliate will have the right, which is hereby expressly reserved, to terminate or change the terms of the employment of the Employee at any time for any reason whatsoever, with or without good cause. If the Employee has a written employment agreement with Company or any Affiliate which contains different or additional provisions relating to Plan awards, or otherwise conflicts with the terms of this Agreement, the provisions of the employment agreement shall govern.

    3.        Notices. Any notice under this Agreement shall be addressed to the Company in care of its Secretary at 1284 N. Telegraph, Monroe, Michigan 48162 and to the Participant at the address appearing in the personnel records of the Company for the Participant or to either party at such other address as either party hereto may hereafter designate in writing to the other. Any such notice shall be deemed effective upon receipt thereof by the addressee.

    4.        Grant Not Transferable. Except as otherwise provided in this Agreement, this grant and the rights and privileges conferred hereby will not be transferred, assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and will not be subject to sale under execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of this grant, or any right or privilege conferred hereby, or upon any attempted sale under any execution, attachment or similar process, this grant and the rights and privileges conferred hereby immediately will become null and void.

    5.        Binding Agreement. Subject to the limitation on the transferability of this grant contained herein, this Agreement will be binding upon and inure to the benefit of the heirs, legatees, legal representatives, successors and assigns of the parties hereto.

    6.        Committee Authority. The Committee will have the power and discretion to interpret this Agreement and to adopt such rules for the administration, interpretation and application of the Agreement as are consistent herewith and to interpret or revoke any such rules. All actions taken and all interpretations and determinations made by the Committee in good faith will be final and binding upon the Employee, the Company and all other interested persons. No member of the Committee will be personally liable for any action, determination or interpretation made in good faith with respect to this Agreement.

    7.        Captions. Captions provided herein are for convenience only and are not to serve as a basis for interpretation or construction of this Agreement.

    8.        Agreement Severable. In the event that any provision in this Agreement will be held invalid or unenforceable, such provision will be severable from and such invalidity or unenforceability will not be construed to have any effect on, the remaining provisions of this Agreement.

    9.        Modifications to the Agreement. This Agreement constitutes the entire understanding of the parties on the subjects covered. The Employee expressly warrants that he is not accepting this Agreement in reliance on any promises, representations, or inducements other than those contained herein. Modifications to this Agreement can be made only in an express written contract executed by a duly authorized officer of the Company.

    10.        Governing Law. This Agreement will be governed by, and construed in accordance with, the laws of the State of Michigan without regard to principles of conflict of laws.

    11.        Additional Actions. The parties will execute such further instruments and take such further action as may reasonably be necessary to carry out the intent of this Agreement.

    12.        Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Any counterpart or other signature hereupon delivered by facsimile shall be deemed for all purposes as constituting good and valid execution and delivery of this Agreement by such party.

II	Terms and conditions of Restricted Stock grants

    1.        Definitions. As used in this Part II, the following definition will apply:

a)	“Restricted Stock” means the Shares issued to the Employee pursuant to this Agreement.

    2.        Shares Held in Escrow. Unless and until the Shares of Restricted Stock will have vested in the manner set forth in paragraphs 3 or 4 of this Part II, such Shares will be issued in the name of the Employee and held by the Secretary of the Company as escrow agent (the “Escrow Agent”), and will not be sold, transferred or otherwise disposed of, and will not be pledged or otherwise hypothecated. The Company may instruct the transfer agent for its Common Stock to place a legend on the certificates representing the Restricted Stock or otherwise note its records as to the restrictions on transfer set forth in this Agreement. The certificate or certificates representing such Shares will not be delivered by the Escrow Agent to the Employee unless and until the Shares have vested and all other terms and conditions in this Agreement have been satisfied.

    3.        Vesting Schedule. Except as provided in Section 4, and subject to Section 5 of this Part II, Shares subject to this grant will vest on the dates stated on the opening page of this Agreement. Vesting actually will occur only if the Company or an Affiliate employs the Employee through the applicable vesting date.

    4.        Vesting in event of Certain Retirements, Death, Disability, Change in Control or by Committee Discretion. Notwithstanding Section 3 of this Part II, vesting shall be accelerated in accordance with the following rules:

a)

Retirement under Certain Circumstances. If the Employee ceases to be an Employee during the applicable restriction period due to (i) retirement at or after age 65, or (ii) retirement at an age not younger than age 55 and with the Company’s consent, all transfer restrictions imposed under the Plan or this Agreement upon the Employee’s Restricted Shares also shall thereupon terminate, provided that at least one year has elapsed since the Grant Date applicable to such Restricted Shares; further provided that the Committee, in its sole discretion, may determine that such restrictions shall not terminate because to allow such termination would not be in the best interests of the Company. The Committee shall not allow such restrictions to terminate if the Employee, after retirement, remains as a Director of the Company or is retained as a paid consultant by the Company.

b)

Death or Disability. If the Employee ceases to be an Employee during the applicable restriction period due to death or Disability, all transfer restrictions imposed under the Plan or this Agreement upon the Employee’s Restricted Shares also shall thereupon terminate.

c)

Change in Control. If there is a Change in Control after the date on which the Plan has been adopted by the Board and approved by the shareholders, then all transfer restrictions imposed by the Plan upon all Restricted Shares thereupon immediately shall terminate.

d)

The Committee, in its discretion, may accelerate the vesting of the balance, or some lesser portion of the balance, of the unvested Shares of Restricted Stock at any time. If so accelerated, such Shares will be considered as having vested as of the date specified by the Committee.

    5.        Forfeiture. Notwithstanding any contrary provision of this Agreement, the balance of the Shares of Restricted Stock that have not vested pursuant to paragraphs 3 or 4 will thereupon be forfeited and automatically transferred to and reacquired by the Company at no cost to the Company upon the date the Employee’s employment with the Company or an Affiliate terminates for any reason. The Employee hereby appoints the Escrow Agent with full power of substitution, as the Employee’s true and lawful attorney-in-fact with irrevocable power and authority in the name and on behalf of the Employee to take any action and execute all documents and instruments, including, without limitation, stock powers which may be necessary to transfer the certificate or certificates evidencing such unvested Shares to the Company upon such violation.

    6.        Death of Employee. Any distribution or delivery to be made to the Employee under this Agreement will, if the Employee is then deceased, be made to the Employee’s designated beneficiary, or if no beneficiary survives the Employee, to the administrator or executor of the Employee’s estate. Any such transferee must furnish the Company with (a) written notice of his or her status as transferee, and (b) evidence satisfactory to the Company to establish the validity of the transfer and compliance with any laws or regulations pertaining to said transfer.

    7.        Taxes. Notwithstanding any contrary provision of this Agreement, no certificate representing the Shares may be released from the escrow established pursuant to paragraph 3 unless and until satisfactory arrangements (as determined by the Committee) will have been made by the Employee with respect to the payment of income and employment taxes which the Company determines must be withheld with respect to such Shares. The Committee, in its sole discretion and pursuant to such procedures as it may specify from time to time, may permit the Employee to satisfy such tax withholding obligation, in whole or in part by (a) electing to have the Company withhold otherwise deliverable Shares of Restricted Stock, or (b) delivering to the Company already vested and owned Shares having a fair market value equal to the minimum amount required to be withheld. If Employee makes an election under Section 83(b) of the Code, or any successor section thereto, to be taxed with respect to the Restricted Stock as of the date of grant of the Restricted Stock rather than as of the date or dates upon which Employee would otherwise be taxable under Section 83(a) of the Code, Employee shall deliver a copy of such election to the Company immediately after filing such election with the Internal Revenue Service, together with any tax withholding required by the Committee. Neither Company nor any Affiliate nor the Committee makes any commitment or guarantee that any federal or state tax treatment will apply or be available to any person eligible for benefits under this Agreement.

    8.        Rights as Stockholder. Neither the Employee nor any person claiming under or through the Employee will have any of the rights or privileges of a stockholder of the Company in respect of any Restricted Shares deliverable hereunder unless and until certificates representing such Shares will have been issued, recorded on the records of the Company or its transfer agents or registrars, and delivered to the Employee or the Escrow Agent. Except as provided in Section 10 and subject to Section 7.4 of the Plan, after such issuance, recordation and delivery, the Employee will have all the rights of a stockholder of the Company with respect to voting such Restricted Shares and receipt of dividends and distributions on such Shares. Employee hereby consents and agrees to electronic delivery of any Plan documents, proxy materials, annual reports and other related documents. If the Company establishes procedures for an electronic signature system for delivery and acceptance of Plan documents (including documents relating to any programs adopted under the Plan), Employee hereby consents to such procedures and agrees that his or her electronic signature is the same as, and shall have the same force and effect as, his or her manual signature. Employee consents and agrees that any such procedures and delivery may be effected by a third party engaged by the Company to provide administrative services related to the Plan, including any program adopted under the Plan.

    10.        Changes in Shares. In the event of any merger, reorganization, consolidation, recapitalization, separation, liquidation, stock dividend, split-up, Share combination, or other change in the corporate structure of the Company affecting the Shares, the Shares will be increased, reduced or otherwise changed, and by virtue of any such change the Employee will in his capacity as owner of unvested Shares of Restricted Stock that have been awarded to him (the “Prior Shares”) be entitled to new or additional or different shares of stock, cash or securities (other than rights or warrants to purchase securities); such new or additional or different shares, cash or securities will thereupon be considered to be unvested Restricted Stock and will be subject to all of the conditions and restrictions which were applicable to the Prior Shares pursuant to this Agreement. If the Employee receives rights or warrants with respect to any Prior Shares, such rights or warrants may be held or exercised by the Employee, provided that until such exercise any such rights or warrants and after such exercise any shares or other securities acquired by the exercise of such rights or warrants will be considered to be unvested Restricted Stock and will be subject to all of the conditions and restrictions which were applicable to the Prior Shares pursuant to this Agreement. The Committee in its absolute discretion at any time may accelerate the vesting of all or any portion of such new or additional shares of stock, cash or securities, rights or warrants to purchase securities or shares or other securities acquired by the exercise of such rights or warrants.

    11.        Additional Conditions to Release from Escrow. If at any time the Company will determine, in its discretion, that the listing, registration or qualification of the Shares of Restricted Stock upon any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory authority is necessary or desirable as a condition to the release of such Shares from the escrow established pursuant to paragraph 3, such release will not occur unless and until such listing, registration, qualification, consent or approval will have been effected or obtained free of any conditions not acceptable to the Company. The Company will make all reasonable efforts to meet the requirements of any such state or federal law or securities exchange and to obtain any such consent or approval of any such governmental authority.

III	Terms and conditions of option grants

    1.        Exercise of Options. Subject to such other limitations as may be provided by the Committee, the Options granted in this Agreement may be exercised as follows:

a)

The aggregate number of Shares optioned by this Agreement shall be divided into installments, as follows. The first installment, which shall be in an amount equal to twenty five percent (25%) of the Shares optioned hereunder, shall be exercisable, in whole or in part, commencing one (1) year from the Option Date; the second installment, which shall be in an amount equal to twenty five percent (25%) of the Shares optioned hereunder, shall be exercisable, in whole or in part, commencing two (2) years from the Option Date; the third installment, which shall be in an amount equal to twenty five percent (25%) of the Shares optioned hereunder, shall be exercisable, in whole or in part, commencing three (3) years from the Option Date; and the fourth installment, which shall be in an amount equal to twenty five percent (25%) of the Shares optioned hereunder, shall be exercisable, in whole or in part, commencing four (4) years from the Option Date.

b)

To the extent not exercised, Options shall continue to be exercisable by the Optionee, in whole or in part, at any subsequent date included in the Option Period, but not later than the expiration of the Option Period.

c)

No less than ten (10) shares may be purchased upon any one exercise of an Option granted by this Agreement unless the number of shares purchased at such time is the total number of shares in respect of which the Options granted under this Agreement is then exercisable.

d)	No Option granted by this Agreement shall be exercisable for a fractional share.

    2.        Method of Exercising Options and Payment of Option Price.

a)

The Option granted by this Agreement shall be exercised by the Optionee by delivering to the Secretary of the Company, from time to time, on any business day (the “Exercise Date”), written notice specifying the number of shares the Optionee then desires to purchase (the “Notice”), together with cash, check or bank draft to the order of the Company for an amount in U.S. Dollars equal to the option price for the number of shares specified in the Notice (the “Total Option Price”), such payment to be delivered with the Notice. However, the Committee may, in its discretion, (i) allow payment, in whole or in part, through the delivery of shares of Common Stock which have been owned by the Optionee for at least six months, duly endorsed for transfer to the Company with a fair market value on the date of delivery equal to the aggregate option price of the Option (or the exercised portion thereof); (ii) allow payment, in whole or in part, through the surrender of shares of Common Stock then issuable upon exercise of the Option having a fair market value on the date of Option exercise equal to the aggregate exercise price of the Option (or exercised portion thereof); (iii) allow payment, in whole or in part, through the delivery of a notice that the Optionee has placed a market sell order with a broker with respect to shares of Common Stock then issuable upon exercise of the Option, and that the broker pays a sufficient portion of the net proceeds of the sale to the Company in satisfaction of the Option exercise price; or (iv) allow payment through any combination of the consideration provided in the foregoing items (i), (ii) and (iii).

b)	The Notice, at the option of the Company, shall also state the following:

I represent and warrant that I am purchasing these shares solely with a view to bona fide investment for my own individual account and not with any present intention to resell the same. I further represent and warrant that I will dispose of said shares only in compliance with the applicable federal and state laws or regulations relating to the sale of securities.

c)

Within fifteen (15) business days after the Exercise Date, the Company shall, subject to the receipt of withholding tax, if any, issue to the Optionee the number of shares with respect to which such Option was exercised, and shall deliver to the Optionee a certificate (or certificates) therefor.

    3.        Termination. The Options granted by this Agreement shall terminate and be of no force or effect at the close of business on the fifth anniversary of the Option Date, unless terminated prior to such time as provided below. If the Optionee ceases employment with the Company or an Affiliate, the Optionee’s Options shall terminate or be exercisable as follows:

a)

General. If the Optionee ceases employment with the Company or an Affiliate for any reason other than the Participant’s Approved Retirement, death or Disability, his/her Options shall terminate immediately. For purposes of this Agreement: (i) a transfer of an employee from the Company to an Affiliate, from an Affiliate to the Company or between Affiliates or (ii) a leave of absence, duly authorized in writing by the Company and approved by the Committee shall not be deemed a termination of employment. For purposes of the Plan termination of employment shall be considered to occur on the date on which an Employee is no longer obligated to perform services for the Company or any of its Affiliates and the Employee’s right to reemployment is not guaranteed either by statute or contract, regardless of whether the employee continues to receive compensation from the Company or any of its Affiliates after such date.

b)	Notwithstanding Section 3(a) of this Part III:

i.

Approved Retirement. If the Optionee ceases to be an Employee during the applicable vesting period due to (i) retirement at or after age 65, or (ii) retirement at an age not younger than age 55 and with the Company’s consent, all Options granted under this Agreement shall thereupon fully vest, and the Employee may exercise his/her Options for a period of three years after such retirement unless such Options earlier expire by their terms.

ii.

Death or Disability. If the Optionee ceases to be an Employee during the applicable vesting period due to death or Disability, all Options granted under this Agreement shall thereupon fully vest, and the Employee (or the beneficiary or personal representative of a deceased Employee) may exercise his/her Options for a period of three years after the date of death or Disability (whichever occurs first) unless such Options earlier expire by their terms.

iii.

Change in Control. If there is a Change in Control after the date on which the Plan has been adopted by the Board and approved by the shareholders, then all Options granted under this Agreement shall thereupon fully vest, and the Employee may exercise his/her Options for a period of three years after such date unless such Options earlier expire by their terms.

iv.

The Committee, in its discretion, may accelerate the vesting of some or all unvested Options at any time. If so accelerated, such Options will be considered as having vested as of the date specified by the Committee and may be exercised within the period of time specified by the Committee; provided that the Committee may not extend the time for exercise beyond the date when such Options expire by their terms..

    4.        Assignability. Except as otherwise provided in this Agreement or in the Plan, this Option is not transferable by the Optionee otherwise than by will, the laws of descent and distribution, or by designation of beneficiary and it is exercisable during the Optionee’s lifetime only by the Optionee. No assignment or transfer of this Option, or of the rights represented thereby, whether voluntary or involuntary, by operation of law or otherwise, except by will, the laws of descent and distribution, or by designation of beneficiary, shall vest in the assignee or transferee any interest or right herein whatsoever, but immediately upon any attempt to assign or transfer this Option the same shall terminate and be of no force or effect.

    5.        Rights as a Stockholder. The Optionee shall not be deemed for any purpose to be a stockholder of the Company with respect to the shares represented by this Option until this Option shall have been exercised, and payment and stock issuance have occurred as provided above, and the Optionee’s name has been entered as a stockholder of record on the books of the Company.

    6.        Company Rights. The existence of this Option shall not affect in any way the right or power of the Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations, or other changes in the Company’s capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or other stocks with preference ahead of or convertible into, or otherwise affecting the Common Stock of the Company or the rights thereof, or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of the Company’s assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

    7.        Recapitalization; Merger and Consolidation.

a)

If the shares of the Company’s Stock as a whole are increased, decreased, or changed into or exchanged for a different number or kind of shares or securities of the Company, whether through merger, consolidation, reorganization, recapitalization, reclassification, stock dividend, stock split, combination of shares, exchange of shares, change in corporate structure, or the like, an appropriate and proportionate adjustment shall be made in the number and kinds of shares of Stock subject to the Plan and in the number, kinds, and per share exercise price of shares subject to unexercised Options or portions thereof granted prior to any such change. Any such adjustment in an outstanding Option, however, shall be made without a change in the total price applicable to the unexercised portion of the Option, but with a corresponding adjustment in the price for each share of Stock covered by the Option. No fractional shares shall be issued as a result of any such adjustment.

b)

Upon dissolution or liquidation of the Company, or upon reorganization, merger, or consolidation in which the Company is not the surviving corporation, or upon the sale of substantially all the property of the Company to another corporation, the Plan and the Options issued thereunder shall terminate, unless provision is made in connection with such transaction for the assumption of Options theretofore granted, or the substitution for such Options of new options of the successor employer corporation or a parent or subsidiary thereof, with appropriate adjustment as to the number and kinds of shares and the per share exercise prices. In the event of such termination, all outstanding Options shall vest and shall be exercisable in full for at least forty-five (45) days prior to the termination date whether or not otherwise exercisable during such period but not later than the date the Option otherwise would expire.

    8.        Tax Withholding. The Company shall have the right to deduct from any payment due to Optionee any taxes which it deems are required by law to be withheld.

    9.        General. The Company shall at all times during the term of the Option reserve and keep available such number of shares of Stock as will be sufficient to satisfy the requirements of the Plan, shall pay all original issue and transfer taxes with respect to the issue and transfer of shares pursuant to this Agreement and all other fees and expenses necessarily incurred by the Company in connection with this Agreement, and will from time to time use its best efforts to comply with all laws and regulations which, in the opinion of counsel for the Company, shall be applicable thereto.

    10.        Regulatory Compliance. No Stock shall be issued under this Agreement until the Company has received all necessary regulatory approvals and has taken all necessary steps to assure compliance with federal and state securities laws or has determined to its satisfaction and the satisfaction of its counsel that an exemption from the requirements of the federal and applicable state securities laws are available.

IV	Terms and conditions of Performance Awards

    1.        Incorporation by Reference. Article VIII of the Plan and the accompanying Notification set forth the terms and conditions regarding the issuance of Performance-Based Shares.

    2.        Changes in Applicable Terms and Conditions. Determinations as to whether performance criteria have been met for the award period shall be made by adjusting actual audited operating results in the particulars described below, subject to the conditions hereinafter stated:

        EARNINGS PER SHARE AND OPERATING MARGINS EXCLUSIONS:

1.	Restructuring charges including:
a.	Write-downs of Fixed Assets
b.	Inventory write-offs including those under APB 16
c.	Severance costs
d.	Stay Bonuses
e.	Moving Cost (equipment, inventory and personal)
f.	Additional charges for reserves related to Medical & Workers Compensation related to restructurings
2.	Impact from changes in accounting, voluntary or involuntary (Accumulated effect of accounting change adjustments no longer required or allowed).
3.	Gain or losses on the disposal of a business or Asset Held for Sale as defined by GAAP.
4.	Extraordinary items as defined by GAAP.
5.	All the impacts relating to FIN 46 and the consolidation of the VIE’s.
6.	Actuarial adjustments to Captive Insurance reserves resulting from a change in accounting procedures or assumptions.
7.	The effect of any changes in the statutory income tax rates and the impact to the deferred taxes and current tax provision.
8.	Impact of any reclassifications of current accounting treatment that would change revenue, operating versus non-operating classification, etc.
9.	Realized investments gains or losses from the LADD ERP Rabbi Trust.
10.	The effect of stock splits, stock dividends, or stock offerings.
11.	The effect of acquisitions occurring during a performance cycle, except Retail acquisitions.

        A/R & INVENTORY MANAGEMENT EXCLUSIONS:

1.	Any Change in accounting impacting A/R and/or Inventory valuations.

          SALES GROWTH EXCLUSIONS:

1.	The impacts relating to FIN 46 and the consolidation of the VIE’s.
2.	Impact of companies in the peer basket who cease to report publicly (peer group basket same as Proxy peer group, excluding Bush Industries, but including Hooker).
3.	Impact of entities acquired or disposed during a performance cycle, except Retail acquisitions.

Such criteria shall be applied and such adjustments shall be made only to the extent consistent with the terms of the Plan document and the requirements of Internal Revenue Code Section 162(m) and regulations thereunder.

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

Date: August 22, 2005	/s/ Kurt L. Darrow Kurt L. Darrow Chief Executive Officer

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

Date: August 22, 2005	/s/ David M. Risley David M. Risley Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF EXECUTIVE OFFICERS*

Pursuant to 18 U.S.C. section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended July 30, 2005 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
August 22, 2005

/s/ David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
August 22, 2005

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.