Form 10-Q
period 2005-10-29
LA-Z-BOY INC
filed 2005-11-22
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED October 29, 2005 COMMISSION FILE NUMBER 1-9656

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

Registrant's telephone number, including area code (734) 242-1444

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

                                                      Yes                                                             No    X

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the last practicable date:

                       Class                                                                         Outstanding at October 29, 2005
Common Shares, $1.00 par value                                                             51,637,131

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2006

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations	4-5
Consolidated Balance Sheet	6
Consolidated Statement of Cash Flows	7
Consolidated Statement of Changes in Shareholders’ Equity	8
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	9
Note 2. Interim Results	9
Note 3. Reclassification	9
Note 4. Earnings per Share	9
Note 5. Inventories	10
Note 6. Restructuring	10-11
Note 7. Segment Information	12
Note 8. Goodwill and Other Intangible Assets	13
Note 9. Stock Plans	13-14
Note 10. Financial Guarantees and Product Warranties	14
Note 11. Variable Interest Entities	15
Note 12. Pension Plans	15
Note 13. Dispositions	16

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements	17
Introduction	17-19
Results of Operations	20-26
Liquidity and Capital Resources	27-28
Recent Accounting Pronouncements	28
Restructuring	28-29
Critical Accounting Policies	29
Outlook	29

Item 3. Quantitative & Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29-30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 6. Exhibits	30

Signature Page	31

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Second Quarter Ended
			% Over	Percent of Sales
	10/29/05	10/23/04	(Under)	10/29/05	10/23/04
Sales	$454,605	$520,760	-12.7%	100.0%	100.0%

Cost of sales
Cost of goods sold	354,409	400,834	-11.6%	78.0%	77.0%
Restructuring	7,817	749	943.7%	1.7%	0.1%

Total cost of sales	362,226	401,583	-9.8%	79.7%	77.1%

Gross profit	92,379	119,177	-22.5%	20.3%	22.9%
Selling, general and administrative	99,597	103,874	-4.1%	21.9%	19.9%

Operating income (loss)	(7,218)	15,303	-147.2%	-1.6%	2.9%
Interest expense	3,090	2,607	18.5%	0.7%	0.5%
Other income (expense), net	295	(354)	183.3%	0.1%	-0.1%

Income (loss) from continuing operations before income taxes	(10,013)	12,342	-181.1%	-2.2%	2.4%
Income tax expense (benefit)	(3,566)	4,690	-176.0%	35.6%*	38.0%*

Income (loss) from continuing operations	(6,447)	7,652	-184.3%	-1.4%	1.5%
Income from discontinued operations (net of tax)	--	506	-100.0%	--	0.1%
Extraordinary gains (net of tax)	--	702	-100.0%	--	0.1%

Net income (loss)	$(6,447)	$8,860	-172.8%	-1.4%	1.7%

Basic average shares	51,655	52,040

Basic income (loss) from continuing operations per share	$(0.12)	$0.15
Basic net income (loss) per share	$(0.12)	$0.17

Diluted average shares	51,655	52,101

Diluted income (loss) from continuing operations per share	$(0.12)	$0.15
Diluted net income (loss) per share	$(0.12)	$0.17

Dividends paid per share	$0.11	$0.11

*As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Six Months Ended
			% Over	Percent of Sales
	10/29/05	10/23/04	(Under)	10/29/05	10/23/04
Sales	$906,092	$975,867	-7.2%	100.0%	100.0%

Cost of sales
Cost of goods sold	699,427	752,550	-7.1%	77.2%	77.1%
Restructuring	7,817	11,149	-29.9%	0.9%	1.1%

Total cost of sales	707,244	763,699	-7.4%	78.1%	78.3%

Gross profit	198,848	212,168	-6.3%	21.9%	21.7%
Selling, general and administrative	198,165	200,919	-1.4%	21.9%	20.6%

Operating income	683	11,249	-93.9%	0.1%	1.2%
Interest expense	5,831	4,816	21.1%	0.6%	0.5%
Other income, net	310	19	N/M	--	--

Income (loss) from continuing operations before income taxes	(4,838)	6,452	-175.0%	-0.5%	0.7%
Income tax expense (benefit)	(1,599)	2,452	-165.2%	33.1%*	38.0%*

Income (loss) from continuing operations	(3,239)	4,000	-181.0%	-0.4%	0.4%
Income from discontinued operations (net of tax)	--	635	-100.0%	--	0.1%
Extraordinary gains (net of tax)	--	702	-100.0%	--	0.1%

Net income (loss)	$(3,239)	$5,337	-160.7%	-0.4%	0.5%

Basic average shares	51,892	52,003

Basic income (loss) from continuing operations per share	$(0.06)	$0.08
Basic net income (loss) per share	$(0.06)	$0.10

Diluted average shares	51,892	52,062

Diluted income (loss) from continuing operations per share	$(0.06)	$0.08
Diluted net income (loss) per share	$(0.06)	$0.10

Dividends paid per share	$0.22	$0.22

*As a percent of pretax income, not sales.
N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	10/29/05	10/23/04	Dollars	Percent	4/30/05
Current assets
Cash and equivalents	$15,037	$28,677	$(13,640)	-47.6%	$37,705
Receivables, net	258,518	306,386	(47,868)	-15.6%	283,915
Inventories, net	267,320	282,470	(15,150)	-5.4%	260,556
Deferred income taxes	27,247	38,108	(10,861)	-28.5%	22,779
Other current assets	30,676	21,088	9,588	45.5%	33,410

Total current assets	598,798	676,729	(77,931)	-11.5%	638,365
Property, plant and equipment, net	214,552	207,447	7,105	3.4%	210,565
Goodwill	79,770	68,544	11,226	16.4%	79,362
Trade names	18,794	27,889	(9,095)	-32.6%	21,484
Other long-term assets	84,214	81,348	2,866	3.5%	76,581

Total assets	$996,128	$1,061,957	$(65,829)	-6.2%	$1,026,357

Current liabilities
Short-term borrowings	$30,835	$33,686	$(2,851)	-8.5%	$9,700
Current portion of long-term
debt	1,965	3,018	(1,053)	-34.9%	3,060
Accounts payable	73,397	86,716	(13,319)	-15.4%	82,792
Accrued expenses and other
current liabilities	130,154	126,992	3,162	2.5%	133,172

Total current liabilities	236,351	250,412	(14,061)	-5.6%	228,724
Long-term debt	194,533	231,652	(37,119)	-16.0%	213,549
Deferred income taxes	4,599	20,143	(15,544)	-77.2%	5,389
Other long-term liabilities	56,361	41,462	14,899	35.9%	51,409
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	51,637	52,088	(451)	-0.9%	52,225
Capital in excess of par value	211,838	214,962	(3,124)	-1.5%	214,087
Retained earnings	254,855	250,434	4,421	1.8%	273,143
Unearned compensation	(3,534)	(1,938)	(1,596)	-82.4%	(1,536)
Accumulated other comprehensive income (loss)	(10,512)	2,742	(13,254)	-483.4%	(10,633)

Total shareholders' equity	504,284	518,288	(14,004)	-2.7%	527,286

Total liabilities and
shareholders' equity	$996,128	$1,061,957	$(65,829)	-6.2%	$1,026,357

N/M = not meaningful
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Second Quarter Ended		Six Months Ended
	10/29/05	10/23/04	10/29/05	10/23/04
Cash flows from operating activities
Net income (loss)	$(6,447)	$8,860	$(3,239)	$5,337
Adjustments to reconcile net income (loss) to
cash provided by (used for) operating activities
Extraordinary gain	--	(702)	--	(702)
Restructuring	7,817	749	7,817	11,149
Depreciation and amortization	7,178	7,092	14,176	14,000
Change in receivables	(6,292)	(55,811)	28,550	(4,371)
Change in inventories	(2,581)	(6,618)	(3,362)	(33,902)
Change in payables	4,055	1,530	(9,904)	(6,582)
Change in other assets and liabilities	(2,683)	21,040	(9,984)	(8,803)
Change in deferred taxes	(2,020)	4,712	(5,258)	(215)

Total adjustments	5,474	(28,008)	22,035	(29,426)

Net cash provided by (used for) operating activities	(973)	(19,148)	18,796	(24,089)

Cash flows from investing activities
Proceeds from disposals of assets	7,718	5,329	7,720	5,597
Capital expenditures	(7,570)	(7,705)	(14,283)	(17,179)
Purchases of investments	(3,622)	(3,856)	(15,560)	(5,362)
Proceeds from sale of investments	1,925	274	4,068	2,813
Change in other long-term assets	(1,236)	527	(3,301)	(1,301)

Net cash used for investing activities	(2,785)	(5,431)	(21,356)	(15,432)

Cash flows from financing activities
Proceeds from debt	26,058	32,499	72,137	102,242
Payments on debt	(18,214)	(4,841)	(72,119)	(58,257)
Stock issued for stock option and employee benefits plans	1,045	1,275	2,045	2,757
Repurchase of common stock	(3,642)	--	(10,889)	(2,476)
Dividends paid	(5,714)	(5,723)	(11,472)	(11,372)

Net cash provided by (used for) financing
activities	(467)	23,210	(20,298)	32,894
Effect of exchange rate changes on cash and
equivalents	251	1,081	190	1,422

Net decrease in cash and equivalents	(3,974)	(288)	(22,668)	(5,205)
Cash and equivalents at beginning of period	19,011	28,965	37,705	33,882

Cash and equivalents at end of period	$15,037	$28,677	$15,037	$28,677

Cash paid (net of refunds) during period - income taxes	$7,224	$(1,016)	$1,591	$6,398

Cash paid during period - interest	$2,088	$1,508	$5,310	$4,060

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Unearned Compensation	Accumulated other comprehensive income (loss)	Total
At April 24, 2004	$52,031	$216,156	$253,012	$--	$1,129	$522,328
Repurchases of common stock	(120)		(2,356)			(2,476)
Stock issued for stock and employee benefit plans	314	(2,063)	8,170	(1,848)		4,573
Amortization of unearned compensation				312		312
Tax benefit from exercise of options		(6)				(6)
Dividends paid			(22,868)			(22,868)
Comprehensive income (loss)
Net income			37,185
Unrealized gain on marketable
securities (net of tax)					127
Realization of gains on marketable
securities (net of tax)					(93)
Additional minimum pension
liability (net of tax)					(14,144)
Translation adjustment					2,359
Change in fair value of cash
flow hedges (net of tax)					(11)
Total comprehensive income						25,423

At April 30, 2005	52,225	214,087	273,143	(1,536)	(10,633)	527,286

Repurchases of common stock	(760)		(10,129)			(10,889)
Stock issued for stock and employee benefit plans	172	(2,249)	6,552	(2,430)		2,045
Amortization of unearned compensation				432		432
Dividends paid			(11,472)			(11,472)
Comprehensive income (loss)
Net loss			(3,239)
Unrealized gain on marketable securities (net of tax)					325
Realization of gains on marketable
securities (net of tax)					(59)
Translation adjustment					(61)
Change in fair value of cash
flow hedges (net of tax)					(84)
Total comprehensive loss						(3,118)

At October 29, 2005	$51,637	$211,838	$254,855	$(3,534)	$(10,512)	$504,284

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

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation.  Most significantly, our consolidated statement of operations has been reclassified for our discontinued operations.

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

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/05	10/23/04	10/29/05	10/23/04
Weighted average common shares
outstanding (basic)	51,655	52,040	51,892	52,003
Effect of options	--	61	--	59

Weighted average common shares
outstanding (diluted)	51,655	52,101	51,892	52,062

The weighted average common shares outstanding (diluted) at October 29, 2005 excludes outstanding stock options of 0.1 million for both the second quarter and first six months because the net loss in the second quarter and first six months of fiscal 2006 would cause the effect of options to be antidilutive.  The effect of options to purchase 2.5 million and 2.2 million shares for the quarters ended October 29, 2005 and October 23, 2004 with a weighted average exercise price of $18.26 and $19.59, respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been antidilutive.  The effect of options to purchase 2.5 million and 1.5 million shares for the six months ended October 29, 2005 and October 23, 2004 with a weighted average exercise price of $18.26 and $21.09, respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the six month periods and would have been antidilutive.

Note 5: Inventories

     A summary of inventory follows:

(Unaudited, amounts in thousands)	10/29/05	10/23/04	4/30/05
Raw materials	$65,720	$75,152	$69,350
Work in progress	57,472	64,388	56,655
Finished goods	164,856	160,746	155,114

FIFO inventories	288,048	300,286	281,119
Excess of FIFO over LIFO	(20,728)	(17,816)	(20,563)

Inventories, net	$267,320	$282,470	$260,556

Note 6: Restructuring

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure will occur in the third quarter of fiscal 2006 and production will be absorbed in other upholstery facilities resulting in better production efficiencies.   Approximately 413 jobs are expected to be eliminated as a result of this closure.  During the second quarter of fiscal 2006, pre-tax restructuring charges were $8.0 million, or $0.10 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.   Severance costs and other costs were expensed  in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits and  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  There were 380 employees remaining at this facility as of the end of the second quarter of fiscal 2006.  We expect to dispose of this plant by sale.  The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Somewhat offsetting the expense for the Canadian restructuring was a gain of $0.2 million relating to the sale of a facility idled as part of a previous restructuring.

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

		Fiscal 2006
(Unaudited, amounts in thousands)	4/30/05 Balance	Charges to Expense	Cash Payments or Asset Write-offs	10/29/05 Balance
Fixed asset write-downs, net of gains	$--	$(9)	$9	$--
Severance and benefit related costs	38	7,826	(38)	7,826

Total restructuring	$38	$7,817	$(29)	$7,826

		Fiscal 2005
(Unaudited, amounts in thousands)	4/24/04 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/30/05 Balance
Fixed asset write-downs, net of gains	$--	$4,619	$(4,619)	$--
Severance and benefit related costs	329	1,700	(1,991)	38
Inventory write-downs	--	2,450	(2,450)	--
Other	174	1,525	(1,699)	--

Total restructuring	$503	$10,294	$(10,759)	$38

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

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/05	10/23/04	10/29/05	10/23/04
Sales
Upholstery Group	$320,368	$380,726	$634,849	$697,564
Casegoods Group	103,940	114,169	208,937	219,883
Retail Group	49,245	40,960	101,900	79,416
VIEs/Eliminations	(18,948)	(15,095)	(39,594)	(20,996)

Consolidated	$454,605	$520,760	$906,092	$975,867

Operating income (loss)
Upholstery Group	$12,464	$27,475	27,718	$40,673
Casegoods Group	2,113	80	6,457	580
Retail Group	(6,074)	510	(11,482)	1,025
Corporate and other*	(7,904)	(12,013)	(14,193)	(19,880)
Restructuring	(7,817)	(749)	(7,817)	(11,149)

Consolidated	$(7,218)	$15,303	$683	$11,249

*Variable Interest Entities ("VIEs") are included in corporate and other.

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

At the end of the first quarter of fiscal 2006, we began consolidating a new VIE that had goodwill of $0.4 million.  During the second quarter of fiscal 2006, we sold our Englander trade name of $2.7 million, which was included in our Upholstery Group.

The following table summarizes goodwill and trade names at the end of the second quarter of fiscal 2006, second quarter of fiscal 2005 and the fourth quarter of fiscal 2005:

	Goodwill			Tradenames
(Unaudited amounts in thousands)	10/29/05	10/23/04	4/30/05	10/29/05	10/23/04	4/30/05

Upholstery Group	$49,654	$49,736	$49,654	$4,475	$8,690	$7,165
Casegoods Group	--	--	--	14,319	19,199	14,319
Retail Group	21,994	11,094	21,994	--	--	--
Corporate and Other	8,122	7,714	7,714	--	--	--

Consolidated	$79,770	$68,544	$79,362	$18,794	$27,889	$21,484

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

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net income and net income per share would have been as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/29/05	10/23/04	10/29/05	10/23/04
Net income (loss)	$(6,447)	$8,860	$(3,239)	$5,337
Fair value of stock plans	(470)	(624)	(915)	(1,085)

Proforma net income	$(6,917)	$8,236	$(4,154)	$4,252

Proforma basic net income (loss) per share	$(0.13)	$0.16	$(0.08)	$0.08

Proforma diluted net income (loss) per share	$(0.13)	$0.16	$(0.08)	$0.08

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

We would be required to perform under these agreements only if the dealer were to default on the loan or lease. The maximum amounts of potential future payments under loan guarantees and lease guarantees were $1.7 million and $6.0 million, respectively, as of October 29, 2005. Should a default occur on a collateralized loan, we expect the liquidation of the collateral would cover substantially all of the maximum amount of our potential future payments under our guarantee obligation.

We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues.

A reconciliation of the changes in our product warranty liability is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/05	10/23/04	10/29/05	10/23/04
Balance as of beginning of the period	$19,250	$19,685	$18,688	$19,527
Accruals during the period	3,907	3,540	7,628	7,819
Settlements during the period	(3,652)	(3,511)	(6,811)	(7,632)

Balance as of the end of the period	$19,505	$19,714	$19,505	$19,714

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

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support.  However, there are certain independent dealers that we have determined may not have sufficient equity.  Based on the criteria for consolidation of VIEs, we determined that, as of April 24, 2004, several dealers were VIEs of which, under FIN 46, we were deemed the primary beneficiary.  In fiscal 2005, we acquired some VIEs or we found a new independent dealer with sufficient equity to own and operate that market of  La-Z-Boy Furniture Galleries® stores.   We became the primary beneficiary of one of our dealers at the end of the first quarter of fiscal 2006 due to a change in financial structure of the dealer.

Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $22.6 million.  In prior years, we have evaluated the collectibility of our trade accounts receivable from our independent dealers and have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees.

Since some of our VIEs have either negative or no equity in their business, we are required to absorb their losses in our consolidated statement of operations.    Our consolidated VIEs contributed $7.8 million and $9.7 million in sales, net of intercompany eliminations, during the second quarter of fiscal 2006 and fiscal 2005, respectively and $16.4 million and $23.3 million in sales, net of intercompany eliminations, during the first six months of fiscal 2006 and fiscal 2005, respectively.   We also had a net loss per diluted share of $0.03 and $0.05 during the second quarter of fiscal 2006 and fiscal 2005, respectively, and a net loss per diluted share of $0.05 and $0.09 during the first six months of fiscal 2006 and fiscal 2005, respectively, resulting from operating results of our consolidated VIEs.  The VIEs had $9.2 million and $10.2 million of assets after eliminations of intercompany activity as of October 29, 2005 and April 30, 2005, respectively.

Note 12: Pension Plans

The net periodic pension costs were as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/05	10/23/04	10/29/05	10/23/04
Service cost	$697	$699	$1,512	$1,450
Interest cost	1,223	1,088	2,444	2,238
Expected return on plan assets	(1,626)	(1,510)	(3,250)	(3,095)
Net amortization and deferral	293	33	586	99
SFAS 88 curtailment	708	--	708	--

Net periodic pension cost	$1,295	$310	$2,000	$692

We are not required to make any contributions to the defined benefit plans in fiscal year 2006, however we reserve the right to make discretionary contributions.  There were no contributions made to the plans in the first six months of fiscal 2006.  The curtailment shown in the table above relates to the restructuring discussed previously in Note 6.

Note 13: Dispositions

On April 29, 2005, we completed the sale of our La-Z-Boy Contract operating unit for $11.0 million in cash and a note for $0.7 million.  This disposition qualified for discontinued operations treatment under SFAS 144.  Accordingly, the consolidated statement of operations for the prior year has been reclassified to reflect the results of operations of this divested business as a discontinued operation.  La-Z-Boy Contract had $12.9 million and $24.2 million in sales in the second quarter and first six months of fiscal 2005, respectively.  The assets and liabilities of this operating unit have not been reclassified for fiscal 2005.  In the consolidated statement of cash flows, the cash flows of discontinued operations were not reclassified for the second quarter and first six months of fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with a cautionary statement concerning forward-looking statements, followed by an introduction of La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2006. We then provide a discussion on our results of operations, liquidity and capital resources, recent accounting pronouncements, critical accounting policies and our business outlook.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from severe weather such as hurricanes and tornadoes; (w) the ability to turn around under-performing stores; (x) the impact of store relocation costs or the success of new stores; and (y) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Introduction

La-Z-Boy Incorporated is a manufacturer and marketer of upholstery product and a marketer of imported or manufactured casegoods (wood) furniture products. Our La-Z-Boy brand is the top brand in the furniture industry, one of the most preferred brands in the home and we are the leading global producer of reclining chairs. In addition, we own 61 La-Z-Boy Furniture Galleries stores which are retail locations dedicated to marketing our La-Z-Boy branded product. These 61 stores are part of the larger store network of La-Z-Boy Furniture Galleries stores which includes a total of 329 stores. The network is the industry's largest single upholstery source furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with a design center to help customers furnish certain rooms in their home.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. We acquired 21 La-Z-Boy Furniture Galleries® stores in the fourth quarter of fiscal 2005. Combining these recent acquisitions with existing company-owned stores, the retail operations became a significant part of our business. Management determined based on the significance of the retail operations and the criteria of segment reporting as outlined in SFAS 131 Disclosures about Segments of an Enterprise and Related Information, that retail will be reported in its own segment. We have changed our internal reporting structure to the following three segments: Upholstery, Casegoods and Retail. Below is a chart that shows the organizational structure of La-Z-Boy's three segments.

In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy Residential, our largest operating unit. During the current quarter we announced a restructuring plan to close our upholstery manufacturing facility in Waterloo, Ontario and shift the plant's production to other existing facilities in order to bolster our overall capacity utilization. We also import cut and sewn kits for fabric to complement our leather kits that will take full advantage of both the cost opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers, and department stores.

Our Casegoods Group continues to make progress in year over year quarterly improvements in operating margin. By the end of fiscal 2006, we expect to be transitioned to an importer, blended with domestic manufacturing, so that approximately 75% of our residential casegoods finished goods will be imported. For the second quarter of fiscal 2006, 71% of our residential casegoods finished goods were imported, compared to 52% imported during the second quarter of fiscal 2005. In fiscal 2005, we continued to rationalize our casegoods manufacturing capacities as we closed our two Pennsylvania House facilities and a Kincaid facility in Hudson, NC. With the continuing change in worldwide supply, we were no longer competitive manufacturing certain products domestically and it became necessary to close these plants.

The Retail Group consists of company-owned La-Z-Boy Furniture Galleries® stores in nine markets ranging from the Midwest to East Coast of the United States. This group includes the 21 stores acquired in the fourth quarter of fiscal 2005. In two of those markets, the stores were previously consolidated as VIE's and were incurring significant operating losses. In the next few quarters, we plan to take the following actions to grow sales and improve the operating results for the Retail Group as well as take advantage of certain synergies between the company-owned markets:

o	We will relocate, convert or add stores to our New Generation format stores which are more productive.

o	We are in the process of centralizing certain of our advertising, marketing and warehousing functions to gain better efficiencies.

o	We are continuing to consolidate information systems and eliminate duplicative processes in future quarters.

o	We will continue to expand our In Home Design Services, which has increased the average sale per customer where employed.

o	We have recently launched an interactive website for the entire network of La-Z-Boy Furniture Galleries® stores with benchmarks and best practices in every facet of the retail furniture business to drive growth and profitability.

We believe that expanding our store network will generate the long term benefit of driving top-line growth as we capitalize on the larger urban markets. With the further penetration in these markets we expect to gain necessary efficiencies in advertising, distribution and administration to achieve desired profitability. Currently, 23 of our company-owned stores are in the New Generation format. Through these actions we continue to remain optimistic about the future performance of this new segment, although it may take several quarters to return this segment to profitability.

At the end of fiscal 2004, a new accounting pronouncement, Financial Accounting Standards Board Interpretation No. 46R, required us to start consolidating certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. During the 2006 first quarter, one of our independent dealers had a change in financial structure, which made us the primary beneficiary and required consolidation. The new VIE currently has three stores but is also planning to expand operations in one of our top 25 focus markets in North America. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Results of Operations
Analysis of Operations:  Quarter Ended October 29, 2005
(Second Quarter 2006 compared with 2005)

(Unaudited, amounts in thousands, except per share amounts)	Quarter ended		Percent change
	10/29/05	10/23/04
Upholstery sales	$320,368	$380,726	-15.9%
Casegoods sales	103,940	114,169	-9.0%
Retail sales	49,245	40,960	20.2%
VIEs/eliminations	(18,948)	(15,095)	N/M
Consolidated sales	$454,605	$520,760	-12.7%

Consolidated gross profit	$92,379	$119,177	-22.5%
Consolidated gross margin	20.3%	22.9%

Consolidated S, G& A	$99,597	$103,874	-4.1%
S,G& A as a percent of sales	21.9%	19.9%

Upholstery operating income	$12,464	$27,475	-54.6%
Casegoods operating income	2,113	80	2541.3%
Retail operating income (loss)	(6,074)	510	-1291.0%
Corporate/other	(7,904)	(12,013)	34.2%
Restructuring	(7,817)	(749)	-943.7%
Consolidated operating income (loss)	$(7,218)	$15,303	-147.2%

Upholstery operating margin	3.9%	7.2%
Casegoods operating margin	2.0%	0.1%
Retail operating margin	-12.3%	1.2%
Consolidated operating margin	-1.6%	2.9%

Income (loss) from continuing operations	$(6,447)	$7,652	-184.3%

Diluted earnings per share from continuing
operations	$(0.12)	$0.15	-180.0%

N/M - not meaningful
Note: Restructuring costs are included in consolidated gross profit.

Sales

Consolidated sales fell 12.7% in the second quarter due in large part to supply chain disruptions in our Upholstery Group which limited our ability to produce and fill orders and also as a result of soft retail conditions throughout the industry. The impact of the recent hurricanes created a supply shortage in a number of petroleum-based products, including TDI, a component of polyurethane foam which is a key raw material for many of our upholstery products. Our polyurethane vendors were unable to provide a normal level of supply during the quarter due to their inability to acquire TDI, and, therefore, this allocation of raw material impacted our production efficiency and hindered our ability to fill customer orders. The weakness in the current retail environment reflected a decline in consumer confidence during the quarter attributable to the significant hurricanes that affected large parts of the United States along with increasing interest rates and high energy prices. The sales declines due to soft retail conditions and the foam shortage were somewhat offset by an increase in sales by our Retail segment which resulted from the 21 stores acquired at the end of fiscal 2005.

Upholstery Group sales decreased 15.9% compared to the prior year second quarter. Our La-Z-Boy branded product sales decreased during the quarter due in large part to the inability of our supplier to ship polyurethane foam that impacted our ability to fill orders. This supply issue accounted for about 40% of the Upholstery Group sales decline. Sales were also down due to soft retail conditions. Although most of our La-Z-Boy Furniture Galleries® stores are independently owned, we do track the written sales activity of the total store system on a calendar quarter basis as an indicator of retail activity. The independently owned stores written sales were down 0.6% for same store sales, and the overall store system (including newly opened stores) sales were basically flat for the three month period ended in September 2005. Our non-branded Upholstery operating units also experienced decreasing sales due to the weak retail environment. Additionally, around 6% of our upholstery sales decline was related to several large regional chains declaring bankruptcy in the past 12 months.

Our Casegoods Group sales were down 9.0% compared to the prior year second quarter. The decrease in sales primarily occurred at Pennsylvania House due to market share erosion stemming from continued disruptions as they replace domestically produced product lines with Asian produced furniture. Although second quarter sales decreased for the Casegoods Group as a whole, the casegoods hospitality and health care business had another quarter of solid growth over the prior year second quarter, which was partly due to the economic recovery of the hospitality sector.

Retail Group sales increased 20.2% due to the acquisition of 21 stores in the fourth quarter of fiscal 2005. The remainder of our stores in the Retail Group experienced a weaker retail environment than last year. Excluding the three markets acquired in the fourth quarter of fiscal 2005, our Retail Group sales for the previously owned markets actually decreased during the second quarter. The increase in Retail Group sales from the 21 stores acquired at the end of fiscal 2005 did not fully correspond to an increase in consolidated sales due to the fact that eight of these stores were consolidated as VIEs prior to our acquiring them in the fourth quarter of 2005.

The VIEs and elimination sales includes our intercompany sales eliminations to our company-owned stores in the Retail Group and the sales of our VIEs. Since we have fewer VIEs, our sales are lower in the current quarter and with Retail sales becoming larger, our eliminations of intercompany sales has increased.

Gross Profit

Our gross profit as a percent of sales (“gross margin”) decreased in the second quarter of fiscal 2006 in comparison to the prior year second quarter due to the following:

o	We had restructuring expense of $7.8 million in the fiscal second quarter of 2006 in contrast to $0.7 million in the second quarter of 2005. The restructuring costs in fiscal 2006 related to the previously mentioned shutdown of our Canadian upholstery facility and negatively impacted gross margin by 1.7 percentage points.

o	The shortage in supply of polyurethane foam impacted our ability to fill customer orders for our products during the current year, and the lost sales and related plant inefficiencies reduced our gross margin by about 1 percentage point.

o	Our plywood parts cutting facility in Newton, MS, which produces frame parts for our La-Z-Boy operating unit, sustained severe structural damage from a tornado during the second quarter of fiscal 2006. While we were able to shift production to other facilities, we incurred production inefficiencies and unfavorable manufacturing variances which reduced gross margin in the quarter.

The decreases in gross profit were offset somewhat by the following:

o	In the second quarter of last year we experienced significant price increases in raw materials, especially in raw steel. Raw steel prices remain high but have stabilized in fiscal 2006. In fiscal 2005 we increased our selling prices to our customers due to the high raw material costs, which helped offset the negative impact steel prices had on our margins in the second quarter of fiscal 2006.

o	Our company-owned La-Z-Boy Furniture Galleries® stores in the Retail Group are a larger part of our consolidated results in fiscal 2006, and since retail sales generally carry a higher gross margin than our manufacturing units, it had a more significant impact than in fiscal 2005, somewhat offsetting the negative impact of the above issues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased in fiscal 2006 in dollar amount compared to the prior year, but increased as a percentage of sales. The overall dollar decrease in S,G&A was a function of the decrease in sales; however, the fixed nature of many of these costs contributed to an increase in S,G&A as a percent of sales. Most of the increase in S,G&A percentage was attributable to the Retail Group due to the following:

o	The increased relative size of the Retail Group increased consolidated S,G&A because the Retail Group has a higher S,G&A structure.

o	We incurred additional expenses related to the 21 acquired stores including increased advertising and other selling expenses as well as costs involved in establishing new warehousing for two of the locations.

o	Our company-owned same stores sales were down, therefore we were not able to absorb our fixed expenses resulting in an increase in S,G&A as a percent of sales. Lack of critical mass in many of the markets makes it difficult to sustain profitability. In addition, some of the real estate in our acquired markets is in poor locations. Relocation of these stores will need to be completed to increase profitability in these markets.

Offsetting the increase in S,G&A expense as a percent of sales was the reversal of certain incentive plan accruals due to our current quarter performance. This amounted to a 0.6% reduction in S,G&A expense as a percentage of net sales. In addition, we sold our Englander bedding trade name during the quarter which resulted in a gain that reduced S,G&A expense by 0.4% of net sales.

Operating Margin

Our operating margin in the fiscal 2006 second quarter was (1.6)%, which included 1.7 percentage points of restructuring costs. The Casegoods Group operating margin increased but margins were down significantly at our Upholstery and Retail Groups. The operating margin for fiscal 2005 was 2.9% and included 0.1 percentage points of restructuring costs.

The Upholstery Group operating margin was impacted by lower sales volume due to the above mentioned raw material supply issue as well as a soft retail environment. Although, some of the Upholstery Group operating units experienced some relief on the high raw materials prices costs (i.e. steel) experienced in fiscal 2005, the shortage in polyurethane, and related plant disruptions offset these savings.

Our Casegoods Group operating margin increased over the prior year due to the increased operating margin in casegoods hospitality and health care business and improvements resulting from our continuing transition to our import model for residential casegoods. Although Pennsylvania House continues to operate below our desired operating level, the significant changes that were made in the overhead structure as a result of transitioning to a fully-imported business model limited the negative impact on the Casegoods Group as a whole. The Casegoods Group has been on a positive trend making steady progress in improving year over year quarterly operating margins since the third quarter of last year as shown in the chart below.

Casegoods Operating Margins

	Fiscal 2004	Fiscal 2005	Fiscal 2006
First Quarter	0.9%	0.5%	4.1%
Second Quarter	1.7%	0.1%	2.0%
Third Quarter	-0.3%	1.9%
Fourth Quarter	0.2%	2.1%

Our Retail Group operating margin decreased by 13.5 percentage points in the second quarter of fiscal 2006 in comparison to the second quarter of fiscal 2005. Two of the three markets acquired in the 2005 fourth quarter were operating at significant losses and were reported as VIEs in the prior periods and contributed to operating losses during the quarter. Also, the decrease in operating margin was due in part to the decrease in same store sales volume. With the acquisition of new markets and a slow retail environment, we increased advertising spending. Consequently, due to these acquisitions and an overall soft retail environment, this quarter our retail operating results were below our expectations. We anticipate that it will take some time to turn around these under-performing stores.

Interest Expense

Interest expense increased during the second quarter of 2006 compared to the prior year quarter due to increases in interest rates on floating rate debt equating to an increase of about 1% in our effective interest rate. Our weighted average debt was down slightly in the current year compared to last year’s second quarter.

Income Taxes

Our effective tax rate was 35.6% in the fiscal 2006 second quarter compared to 38.0% in the second quarter of fiscal 2005. The decrease in the effective tax rate related to the restructuring charges incurred at our Canadian upholstery operation, which is generally taxed at a lower rate.

Results of Operations
Analysis of Operations:  Six Months Ended October 29, 2005
(First six months of  2006 compared with 2005)

(Unaudited, amounts in thousands, except per share amounts)	Six months ended		Percent change
	10/29/05	10/23/04
Upholstery sales	$634,849	$697,564	-9.0%
Casegoods sales	208,937	219,883	-5.0%
Retail sales	101,900	79,416	28.3%
VIEs/eliminations	(39,594)	(20,996)	N/M
Consolidated sales	$906,092	$975,867	-7.1%

Consolidated gross profit	$198,848	$212,168	-6.3%
Consolidated gross margin	21.9%	21.7%

Consolidated S, G& A	$198,165	$200,919	-1.4%
S,G& A as a percent of sales	21.9%	20.6%

Upholstery operating income	$27,718	$40,673	-31.9%
Casegoods operating income	6,457	580	1013.3%
Retail operating income (loss)	(11,482)	1,025	-1220.2%
Corporate/other	(14,193)	(19,880)	28.6%
Restructuring	(7,817)	(11,149)	29.9%
Consolidated operating income	$683	$11,249	-93.9%

Upholstery operating margin	4.4%	5.8%
Casegoods operating margin	3.1%	0.3%
Retail operating margin	-11.3%	1.3%
Consolidated operating margin	0.1%	1.2%

Income (loss) from continuing operations	$(3,239)	$4,000	-181.0%

Diluted earnings per share from continuing
operations	$(0.06)	$0.08	-175.0%

N/M - not meaningful
Note: Restructuring costs are included in consolidated gross profit.

Sales

Consolidated sales declined 7.1% in the first half of the year. We acquired 21 new stores in the fourth quarter of fiscal 2005; however, since two of the markets acquired, containing eight stores, were consolidated as VIEs in the previous year’s first six months, the increase in their sales for the Retail Group was offset by a corresponding decrease in our VIEs sales. Excluding the 21 recently acquired stores, Retail Group sales for our previously owned markets decreased in the first six months of fiscal 2006. Our Upholstery and Casegoods Groups sales were also down when compared to the prior year first six months due in large part to a weak retail environment attributable to weak consumer confidence and the supply shortage of polyurethane foam, previously mentioned.

Upholstery Group sales were down 9.0% year over year. Approximately 40% of the decrease in Upholstery Group sales for the first six months related to the polyurethane supply shortage, which limited our ability to fill customer orders. Sales were also down due to overall weakness at retail. Although most of our La-Z-Boy Furniture Galleries® stores are independently owned, we do track the written sales activity of the total store system as an indicator of retail activity. The independently owned stores written sales decreased 1.2% for same store sales and the overall store system (including newly opened stores) sales increased by approximately 1.7% for the six month period ending in September 2005. Some of our other Upholstery operating units also experienced decreasing sales due to soft retail conditions. Additionally, around 9% of our upholstery sales decline was related to several large regional chains declaring bankruptcy in the past 12 months.

Our Casegoods Group sales decreased 5.0% compared to the prior year first six months. The decrease in sales primarily occurred at Pennsylvania House due to market share erosion stemming from continued disruptions as they replace domestically produced product lines with Asian produced furniture. Although sales decreased for the Casegoods Group as a whole during the period, the casegoods hospitality and health care business continued to show sales growth over the prior year six months, partly due to the economic recovery of the hospitality sector.

Retail Group sales increased 28.3% due to the acquisition of 21 stores in the fourth quarter of fiscal 2005. Eight of these stores were consolidated as VIEs prior to acquiring them in the fourth quarter. Excluding the 21 recently acquired stores, Retail Group sales for our previously owned markets actually decreased in the first six months of fiscal 2006 due to slow retail activity.

The VIEs and elimination sales went from ($21.0) million in the first half of fiscal 2005 to ($39.6) million in the first half of fiscal 2006. Since we have fewer VIEs in the current year than in the comparable prior year period, our sales in this category were significantly less. In addition, our elimination of intercompany sales to our company-owned stores in the Retail Group increased due the increase in size of our Retail Group.

Gross Profit

Our gross profit as a percent of sales (“gross margin”) increased slightly in the first six months of fiscal 2006 in comparison to the prior year first six months due to the following:

o	Our La-Z-Boy Furniture Galleries® stores are a larger part of our consolidated results in fiscal 2006, and since retail sales generally carry a higher gross margin than our manufacturing units it had a more significant impact than in fiscal 2005.

o	In the first half of last year we experienced significant price increases in raw materials, especially in raw steel. Raw steel prices remain high but have stabilized in fiscal 2006. In fiscal 2005 we increased our selling prices to our customers due to the high raw material costs, which helped increase our margins in the first six months of fiscal 2006.

o	We had restructuring expense of $7.8 million in the first six months of fiscal 2006 and $11.1 million in the first six months of 2005. The restructuring costs decreased the gross margin by 0.9 percentage points in 2006 and 1.1 percentage points in 2005.

The overall increase in gross margin in the first six months of fiscal 2006 was offset by the following:

o	We lost substantial sales in the Upholstery Group during the period resulting from the polyurethane shortage, which prevented us from producing and filling customer orders that we otherwise could have completed and shipped. The impact of the polyurethane shortage decreased gross margin by 0.6 percentage points in the first six months of fiscal 2006.

o	In fiscal 2006, a tornado severely damaged our plywood parts cutting facility in Newton, MS, which produces frame parts for our La-Z-Boy operating unit. While we were able to shift production to other facilities, we incurred production inefficiencies and unfavorable manufacturing variances which reduced gross margin slightly for the first six months of fiscal 2006.

o	Following the acquisition of 21 stores in three markets by our Retail Group near the end of fiscal 2005, in the current year we refreshed merchandise and cleared out older inventory from the newly acquired stores, which resulted in a lower gross margin for our Retail Group.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased in dollar amount in fiscal 2006 compared to the prior year, but increased as a percentage of sales. The dollar amount decrease in S,G&A was related to the decline in sales; however, due to the fixed nature of many S,G&A expenses and the drop in sales, the S,G&A as a percentage increased. The higher level of S,G&A percentage was mainly attributable to the Retail Group as follows:

o	The increased relative size of the Retail Group increased consolidated S,G&A because the Retail Group has a higher S,G&A structure.

o	We incurred additional expenses in the Retail Group related to the 21 acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as transitional costs which added to S,G&A for the first six months of fiscal 2006.

Also included in S,G&A expense in fiscal 2006 was the biannual conference held in the first quarter for dealers of the La-Z-Boy Furniture Galleries store network. Somewhat offsetting these increases in S,G&A expense were gains recognized during the current year on a long-lived asset that we sold, which reduced S,G&A as a percent of sales by 0.4%, and the reversal of certain incentive plan accruals, which accounted for a 0.3% reduction in expense.

Operating Margin

Our consolidated operating margin was 0.1% for the first six months of fiscal 2006 and included 0.9 percentage points of restructuring costs. Operating margin in the prior year six months was 1.2% and included 1.1 percentage points of restructuring charges.

The Upholstery Group operating margin decreased due to lower sales volume related to supply chain disruptions and soft retail conditions. The Upholstery group benefited from selling price increases since the same period last year which somewhat offset these factors.

Our Casegoods Group operating margin increased over the prior year due to the increased operating margin in our casegoods hospitality and health care business and improvements resulting from our continuing transition to our import model for residential casegoods. Pennsylvania House continued to perform below our desired operating level, but the significant changes that were made in the overhead structure of this unit as a result of transitioning to a fully-imported business model limited the negative impact on the Casegoods Group as a whole.

Our Retail Group operating margin decreased by 12.6 percentage points in the first six months of fiscal 2006 in comparison to the first six months of fiscal 2005. Two of the three markets acquired were operating at significant losses and were reported as VIEs in the prior periods and contributed to operating losses during the current year. We refreshed merchandise at our newly acquired locations moving out older inventory which resulted in a lower operating margin. The acquired stores also incurred transitional costs in the first six months. The decrease in operating profit was due in part to the decrease in same store sales volume. Additionally, due to the acquisition of new markets and a slow retail environment we increased advertising spending. We also had an increase in occupancy costs and selling expenses. Consequently, due to these acquisitions and an overall soft retail environment, our retail operating results for the first six months of fiscal 2006 were below our expectations. We anticipate that it will take some time to turn around these under-performing stores.

Interest Expense

Interest expense for the first half of 2006 was higher than 2005 due to rising interest rates on floating rate debt equating to an increase of about 1% in our effective interest rate. Our weighted average debt was down slightly in the first six months of the current year compared to the same period last year.

Income Taxes

Our effective tax rate was 33.1% in the first six months of fiscal 2006 compared to 38.0% in fiscal 2005. The decrease in the effective tax rate related to the restructuring charges incurred at our Canadian upholstery operation, which is generally taxed at a lower rate.

Variable Interest Entities

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by 115 independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support; however, there are certain independent dealers that we have determined may not have sufficient equity. In accordance with Financial Accounting Standards Board Interpretation No. 46R, we began to consolidate variable interest entities of which we were deemed the primary beneficiary as of April 24, 2004. The tables below show the impact on our consolidated balance sheet at October 29, 2005 and April 30, 2005 and statement of operations for the second quarter and six months ended October 29, 2005 and October 23, 2004.  The amounts reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.

Impact of VIEs on our consolidated balance sheet:

	VIEs
(Unaudited, amounts in thousands)	10/29/05		4/30/05
Assets
Cash and equivalents	$1,903		$1,699
Accounts receivable, net	(14,451	) (1)	(9,131	) (1)
Inventories, net	10,473		7,211
Deferred income taxes	8,700		7,199
Other current assets	1,590		1,226

Total current assets	8,215		8,204
Property, plant and equipment, net	11,177		8,431
Intangibles	8,122		7,714
Other long-term assets	(18,301	) (1)	(14,169	) (1)

Total assets	$9,213		$10,180

Liabilities and shareholders' equity
Short-term borrowings	$501		$--
Current portion of long-term debt	851		1,934
Accounts payable	1,060		329
Other current liabilities	3,881		3,523

Total current liabilities	6,293		5,786
Long-term debt	7,306		6,256
Deferred income taxes	--		--
Other long-term liabilities	(1,300)		(1,300)
Shareholders' equity (deficit)	(3,086)		(562)

Total liabilities and shareholders' equity	$9,213		$10,180

(1) Reflects the elimination of intercompany accounts and notes receivable.

Impact of VIEs on our consolidated income statement:

	Quarter Ended				Six Months Ended
(Unaudited, amounts in thousands)	10/29/05		10/23/04		10/29/05		10/23/04

Sales	$7,848	(2)	$9,654	(2)	$16,434	(2)	$23,295	(2)
Cost of sales	442		(266)		2,908		676

Gross profit	7,406		9,920		13,526		22,619
Selling, general and administrative	9,660		12,712		16,461		$27,388

Operating loss	(2,254)		(2,792)		(2,935)		$(4,769)
Interest expense	106		69		216		236
Other expense, net	(321	) (3)	(1,093	) (3)	(799	) (3)	(2,387	) (3)

Pre-tax loss	(2,681)		(3,954)		(3,950)		(7,392)
Income tax benefit	(1,019)		(1,503)		(1,501)		(2,809)

Net loss from continuing operations	$(1,662)		$(2,451)		$(2,449)		$(4,583)

(2) Includes the elimination of intercompany sales and cost of sales.
(3) Includes the elimination of intercompany interest income and interest expense.

Liquidity and Capital Resources

Our total assets decreased by 2.9% as compared to April 2005. Our total debt increased by $1.0 million in comparison to the end of the 2005 fiscal year.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, stock repurchases, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the future. Capital expenditures for fiscal 2006 are planned at $28 million to $32 million compared to $35 million in fiscal 2005. There were no material commitments for capital expenditures at October 29, 2005. As of October 29, 2005, we had unused lines of credit and commitments of $173.0 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

(Unaudited, amounts in thousands)	Six MonthsEnded
Cash Flows From (Used For)	10/29/05	10/23/04
Operating activities
Net income (loss), depreciation and deferred taxes	$5,679	$19,122
Restructuring	7,817	11,149
Working capital and other	5,300	(54,360)

Cash provided from operating activities	18,796	(24,089)
Investing activities	(21,356)	(15,432)

Financing activities
Repurchase of common stock	(10,889)	(2,476)
Net increase (decrease) in debt	18	43,985
Other financing activities and exchange rate changes	(9,237)	(7,193)

Net increase in cash and cash equivalents	$(22,668)	$(5,205)

Operating activities
The increase in 2006 operating cash flows was due mainly to a source of cash of $28.6 million in receivables. The decrease in receivables in comparison to April 2005 was due to the seasonality of our first quarter 2006 coupled with decreased sales in the second quarter of 2006.

Investing activities
During the first half of fiscal 2006 and fiscal 2005, net cash used in investing activities was $21.4 million and $15.4 million, respectively. The increase in cash used for investing activities in fiscal 2006 was primarily reflected in an increase in investments. At April 30, 2005 we had significant cash and cash equivalents which were invested in longer term assets during fiscal 2006.

Financing activities
Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $20.3 million of cash in financing activities in the first half of fiscal 2006 compared to $32.9 million provided by financing activities of cash in the first half of fiscal 2005. During the first half of fiscal 2006 we increased cash from operating activities and were able to pay dividends and repurchase common stock. Our net borrowings were $44.0 million less in the fiscal 2006 first six months in comparison to the prior year.

Our debt-to-capitalization ratio was 31.1% at October 29, 2005, 30.0% at April 30, 2005 and 34.1% at October 23, 2004.

On November 11, 2005, we executed a consent and waiver with the lenders under our credit agreement clarifying that the assets, liabilities, and operating results of VIEs are to be excluded for purposes of covenant calculations under the agreement.  On November 22, 2005, we executed an amendment to the credit agreement to modify its fixed charge coverage ratio requirements and interest rate provisions.

The following table summarizes our contractual obligations of the types specified:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$194,897	$1,584	$40,378	$89,710	$63,225
Capital lease obligations	2,596	1,113	1,362	109	12
Operating lease obligations	246,615	33,515	61,521	51,215	100,364
Other long-term liabilities not
reflected on our balance sheet	1,639	1,306	202	131	--

Total contractual obligations	$445,747	$37,518	$103,463	$141,165	$163,601

In addition to the above obligations, we have guaranteed various mortgages and leases of dealers with proprietary stores. The total amount of these guarantees is $7.7 million. Of this, $2.6 million will expire within one year, $4.6 million in one to three years and $0.5 million in four to five years. In recent years, we have increased our imports of Casegoods product and leather and fabric for upholstery product. At October 29, 2005, we had $32.5 million in open purchase orders with foreign casegoods manufacturers and $19.9 million in open purchase orders with foreign leather and fabric manufacturers. Some of these open purchase orders are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of October 29, 2005, 5.9 million additional shares could be purchased pursuant to this authorization.

Recent Accounting Pronouncements

In December 2004, the The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for shared-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005. Although management has not yet determined the final impact that SFAS 123(R) will have on our financial position and results of operations, we do not expect the impact to be materially different than the effect shown in Note 9 in the Notes to Consolidated Financial Statements.

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

Restructuring

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure will occur in the third quarter of fiscal 2006 and production will be absorbed in other upholstery facilities resulting in better production efficiencies.   Approximately 413 jobs are expected to be eliminated as a result of this closure.  During the second quarter of fiscal 2006, pre-tax restructuring charges were $8.0 million, or $0.10 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.   Severance costs and other costs were expensed  in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  There were 380 employees remaining at this facility as of the end of the second quarter of fiscal 2006.  We expect to dispose of this plant by sale.  The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Somewhat offsetting the expense for the Canadian restructuring was a gain of $0.2 million relating to the sale of a facility idled as part of a previous restructuring.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 30, 2005. There were no new accounting pronouncements that had a material effect on our second quarter or our critical accounting policies.

Business Outlook

Although we continue to make steady progress in our cost structure and believe that we have a solid and relevant business model in place in each of our three segments, we remain concerned about the macro economic environment.

We are currently expecting sales for the January quarter to be flat compared to last year’s third quarter, and we anticipate reported earnings for the third quarter to be in the range of $0.13 — $0.17 per diluted share which includes up to $0.01 in after-tax restructuring charges, versus the $0.21 we earned per diluted share from continuing operations in the same quarter of fiscal 2005, which included an after-tax restructuring charge of $0.03 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. The majority of our exposure to interest rate risk results from our floating rate $150 million revolving credit facility under which we had $45 million borrowed at October 29, 2005. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2006 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At October 29, 2005, we had foreign exchange forward contracts outstanding relating to the Canadian dollar. Substantially all of our imported purchased parts are denominated in U.S. dollars. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2006.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information that is required to be timely disclosed is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2006, we sold shares of our common stock to our non-employee directors pursuant to our Restricted Stock Plan for Non-Employee Directors without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of the Act. In accordance with the terms of the plan, we sold these shares to our non-employee directors upon their acceptance of awards granted to them to purchase shares at 25% of their fair market value on the date of grant. The following table shows the date of each sale, the number of shares sold, and the per share and aggregate sales prices.

Date of Sale	Number of Shares Sold	Per Share Price	Aggregate Price
August 2005	16,000	$3.3925	$54,280

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of October 29, 2005, 5.9 million additional shares could be purchased pursuant to this authorization. The following table summarizes our repurchases of company stock during the period covered by this report:

(Amounts in thousands)	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of the publicly announced repurchase program	Maximum number of shares that may yet be purchased
Fiscal August (July 31 - September 3)	200	$13.88	200	5,953
Fiscal September (September 4 - October 1)	60	$14.44	60	5,893
Fiscal October (October 2 - October 29)	--	--	--	5,893

Fiscal Second Quarter	260	$14.01	260	5,893

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on August 23, 2005. The shareholders elected four directors for three-year terms expiring in 2008 and ratified the selection of the independent registered public accounting firm for fiscal year 2006.

Proposal Election of Directors:	Shares Voted In Favor	Percent Shares In Favor	Shares Withheld

Kurt L. Darrow	44,055,013	95%	2,207,432
James W. Johnston	42,701,812	92%	3,560,633
Dr. H. George Levy	44,033,068	95%	2,229,377
Donald L. Mitchell	43,607,335	94%	2,655,110

Proposal	Shares Voted In Favor	Shares Voted Against	Shares Abstained

Ratify the selection of the independent registered public accounting firm for FYE 2006	45,559,499	280,126	422,820

ITEM 6. EXHIBITS

(a)	Exhibits
	(4.1)	Consent and Waiver, dated as of November 11, 2005 to the Credit Agreement dated as of March 30, 2004.
	(4.2)	First Amendment, dated as of November 22, 2005 to Credit Agreement dated as of March 30, 2004.
	(11)	Statement of Computation of Per Share Earnings - See note 4 to the financial statements included in this report.
	(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)
	(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: November 22, 2005

BY: /S/ Louis M. Riccio, Jr. —————————————— Louis M. Riccio, Jr. Corporate Controller On behalf of the registrant and as Chief Accounting Officer

Exhibit Number	Exhibit Index
(4.1)	Consent and Waiver to the Credit Agreement dated as of March 30, 2004.
(4.2)	First Amendment to Credit Agreement dated as of March 30, 2004.
(11)	Statement of Computation of Per Share Earnings See note 4 to the financial statements included in this report.
(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

Exhibit 4.1

CONSENT AND WAIVER TO THE CREDIT AGREEMENT
DATED AS OF MARCH 30, 2004

CONSENT AND WAIVER

November 11, 2005

        Reference is made to that certain Credit Agreement dated as of March 30, 2004 (as amended, modified, supplemented, restated or amended and restated from time to time, the “Credit Agreement”) among LA-Z-BOY INCORPORATED, a Michigan corporation, (the “Borrower”), those Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages thereto (individually a “Guarantor” and collectively the “Guarantors”), the Lenders party hereto, and WACHOVIA BANK, NATIONAL ASSOCIATION, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”). Terms used but not otherwise defined herein shall have the meanings provided in the Credit Agreement.

        The Borrower has requested that the Required Lenders (i) permit the Borrower to exclude the impact of any VIE (as defined below) in calculating Consolidated Assets, Consolidated Tangible Net Worth, Fixed Charge Coverage Ratio, Funded Debt to Total Capitalization Ratio and Total Capitalization, except with respect to any Funded Debt of such VIE that is guaranteed by the Borrower or any of its Subsidiaries (the “VIE Exclusion”) and (ii) agree to increase the amount by which the aggregate benefit liabilities under each of the Plans may exceed the aggregate current value of the assets allocable to such benefit liabilities, as set forth in Section 5.10(b) of the Credit Agreement, from $500,000 to $7,500,000 in the aggregate for all Plans (the “Unfunded Plan Liability Increase”). The Borrower has also requested that the Required Lenders waive the Events of Default resulting from the officer’s certificates delivered to the Administrative Agent pursuant to Section 6.2(a) of the Credit Agreement since the Closing Date (the “Officer’s Compliance Certificates”) containing incorrect calculations of the financial covenants set forth in Section 6.7 of the Credit Agreement (the “Acknowledged Events of Default”).

        The Required Lenders hereby (i) consent to the VIE Exclusion and the Unfunded Plan Liability Increase, (ii) waive, on a one-time basis, the Acknowledged Events of Default; provided that, notwithstanding any miscalculations in the Officer’s Compliance Certificates, the Borrower and its Subsidiaries shall have been in compliance with the financial covenants set forth in Section 6.7 of the Credit Agreement during the periods covered by such Officer’s Compliance Certificates, and (iii) agree (with the Credit Parties) to define Consolidated Assets, Consolidated Tangible Net Worth, Fixed Charge Coverage Ratio, Funded Debt to Total Capitalization Ratio, Total Capitalization and VIE as set forth below.

“Consolidated Assets” means, at any time, the amount representing the assets of the Borrower and the Subsidiaries that would appear on a consolidated balance sheet of the Borrower and its Subsidiaries at such time prepared in accordance with GAAP; provided that the assets of any VIE shall not be included in the calculation of Consolidated Assets.

“Consolidated Tangible Net Worth” means, with respect to the Borrower and its Subsidiaries on a consolidated basis, at the time any determination thereof is to be made, the excess of (i) the net book value of the assets on a consolidated basis (excluding from assets however, net amounts due, if any, from the officers and employees or Affiliates, any patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, goodwill and similar intangible assets) after all appropriate deductions determined in accordance with GAAP (including, without limitation, reserves for doubtful receivables, obsolescence, etc.) minus (ii) Total Liabilities; provided, that (a) the foregoing determination of Consolidated Tangible Net Worth shall not be reduced for deferred income taxes and (b) the net book value of assets and the Total Liabilities of any VIE shall not be included in the calculation of Consolidated Tangible Net Worth.

“Fixed Charge Coverage Ratio” means, as of any date of determination thereof, a ratio (a) the numerator of which shall be equal to the sum of (a) Consolidated Net Income plus (to the extent deducted in determining Consolidated Net Income) (ii) income taxes, (iii) Interest Expense of the Borrower and its Subsidiaries on a consolidated basis, (iv) Rentals of the Borrower and its Subsidiaries on a consolidated basis, (v) depreciation and amortization of the Borrower and its Subsidiaries on a consolidated basis, in each case, during the preceding twelve months and (b) the denominator of which shall be the sum of Interest Expense of the Borrower and its Subsidiaries on a consolidated basis and Rentals of the Borrower and its Subsidiaries on a consolidated basis for such period; provided that the Consolidated Net Income, income taxes, Interest Expense, Rentals, depreciation and amortization of any VIE shall not be included in the calculation of such ratio.

“Funded Debt to Total Capitalization Ratio” means, as of any date of determination thereof, a ratio (a) the numerator of which shall be Funded Debt of the Borrower and its Subsidiaries and (b) the denominator of which shall be Total Capitalization of the Borrower and its Subsidiaries; provided that the Funded Debt and Total Capitalization of any VIE shall not be included in the calculation of such ratio, except with respect to any Funded Debt of such VIE that is guaranteed by the Borrower or any of its Subsidiaries.

“Total Capitalization” means, at any time, the sum of (a) Funded Debt of the Borrower and its Subsidiaries on a consolidated basis plus (b) Consolidated Tangible Net Worth; provided that the Funded Debt and Consolidated Tangible Net Worth of any VIE shall not be included in the calculation of Total Capitalization, except with respect to any Funded Debt of such VIE that is guaranteed by the Borrower or any of its Subsidiaries.

“VIE” means a Variable Interest Entity (as defined by Financial Accounting Standards Board Interpretation No. 46R) of the Borrower or any of its Subsidiaries.

        The consent, agreement and waiver set forth in this letter agreement (this “Consent”) shall be effective only to the extent specifically set forth herein and shall not (a) be construed as a waiver of any breach or default other than as specifically waived herein nor as a waiver of any breach or default of which the Lenders have not been informed by the Credit Parties, (b) affect the right of the Lenders to demand compliance by the Credit Parties with all terms and conditions of the Credit Agreement, except as specifically modified or waived by this Consent, (c) be deemed a waiver of any transaction or future action on the part of the Credit Parties requiring the Lenders’ or the Required Lenders’ consent or approval under the Credit Agreement, or (d) except as waived hereby, be deemed or construed to be a waiver or release of, or a limitation upon, the Administrative Agent’s or the Lenders’ exercise of any rights or remedies under the Credit Agreement or any other Credit Document, whether arising as a consequence of any Event of Default which may now exist or otherwise, all such rights and remedies hereby being expressly reserved. All references to the Credit Agreement in each of the Credit Documents shall hereafter mean the Credit Agreement as amended and modified by this Consent.

        By their execution below, each of the Credit Parties hereby reaffirms their obligations under the Credit Documents and represents and warrants that (i) the representations and warranties set forth in Section 5 of the Credit Agreement are true and correct as of the date hereof (except for those which expressly relate to an earlier date) and (ii) no Default or Event of Default exists after giving effect to this Consent.

        This Consent may be executed in any number of counterparts, each of which shall constitute an original and all of which, when taken together, shall constitute one instrument. This Consent shall be effective as of the date first above written upon receipt by the Administrative Agent of a signature page to this Consent (via facsimile or otherwise) from each of the Credit Parties and the Required Lenders. Receipt by the Administrative Agent of a facsimile signature page to this Consent shall constitute an original signature page (and shall constitute a representation by the party delivering such signature page that an original signature page will follow). A copy of this Consent executed by the Borrower and the Administrative Agent shall constitute definitive evidence that this Consent has been executed by all requisite parties. This Consent shall constitute a Credit Document under the terms of the Credit Agreement and shall be subject to all of the terms set forth in the Credit Agreement.

        IN WITNESS WHEREOF the Borrower, the Guarantors and the Required Lenders have caused this Consent to be duly executed on the date first above written.

BORROWER:	LA-Z-BOY INCORPORATED, a Michigan corporation By: —————————————— Name: Title:

GUARANTORS:	KINCAID FURNITURE COMPANY INCORPORATED, a Delaware corporation
ENGLAND, INC., a Michigan corporation
BAUHAUS U.S.A., INC., a Mississippi corporation
LA-Z-BOY GREENSBORO, INC., a North Carolina corporation
LZB MANUFACTURING, INC., a Michigan corporation

By:
——————————————
Name:
Title:

ADMINISTRATIVE AGENT AND LENDERS:	WACHOVIA BANK, NATIONAL ASSOCIATION, as Administrative Agent and as a Lender By: —————————————— Name: Title:

LENDERS (continued):	—————————————— By: —————————————— Name: Title:

Exhibit 4.2

FIRST AMENDMENT TO CREDIT AGREEMENT
DATED AS OF MARCH 30, 2004

FIRST AMENDMENT TO CREDIT AGREEMENT

        THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this “Amendment”), dated as of November 22, 2005, is by and among LA-Z-BOY INCORPORATED, a Michigan corporation, (the “Borrower”), those Subsidiaries of the Borrower identified as a “Guarantor” on the signature pages hereto (individually a “Guarantor” and collectively the “Guarantors”), the Lenders party hereto, and WACHOVIA BANK, NATIONAL ASSOCIATION, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”).

W I T N E S S E T H

        WHEREAS, the Borrower, the Guarantors, the several banks and other financial institutions as may from time to time become parties thereto (the “Lenders”), and the Administrative Agent have entered into that certain Credit Agreement dated as of March 30, 2004 (as previously modified by that certain Consent and Waiver dated November 11, 2005 and as further amended, modified, supplemented, restated or amended and restated from time to time, the “Credit Agreement”; capitalized terms used but not otherwise defined herein shall have the meaning ascribed thereto in the Credit Agreement);

        WHEREAS, the Borrower has requested certain amendments to the Credit Agreement as more fully set forth herein; and

        WHEREAS, the Required Lenders have agreed to such amendments, subject to the terms and conditions set forth herein.

        NOW, THEREFORE, in consideration of the agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE I

AMENDMENTS TO CREDIT AGREEMENT

        1.1  Definitions.

(a) The definition of “Applicable Percentage” in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

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

Level	Funded Debt to Total Capitalization Ratio	Alternate Base Rate Margin for Revolving Loans	LIBOR Rate Margin for Revolving Loans and Standby Letter of Credit Fee	Commercial and Trade Letters of Credit Fee	Facility Fee
I	> .400 to 1.0	0.00%	0.80%	0.400%	0.20%
II	< .400 to 1.0 but > .250 to 1.0	0.00%	0.55%	0.275%	0.15%
III	< .250 to 1.0	0.00%	0.475%	0.2375%	0.125%

The Applicable Percentage shall, in each case, be determined and adjusted quarterly on the date five (5) Business Days after the date on which the Administrative Agent has received from the Borrower the financial information and certifications required to be delivered to the Administrative Agent and the Lenders in accordance with the provisions of Sections 6.1(a) and (b) and Section 6.2(a) (each an “Interest Determination Date”). Such Applicable Percentage shall be effective from such Interest Determination Date until the next such Interest Determination Date. The initial Applicable Percentages shall be based on Level II until the first Interest Determination Date occurring after the delivery of the officer’s compliance certificate pursuant to Section 6.2(a) for the period ending April 24, 2004. After the Closing Date, if the Borrower shall fail to provide the quarterly financial information and certifications in accordance with the provisions of Sections 6.1(a) and (b) and Section 6.2(a), the Applicable Percentage from such Interest Determination Date shall, on the date five (5) Business Days after the date by which the Borrower was so required to provide such financial information and certifications to the Administrative Agent and the Lenders, be based on Level I until such time as such information and certifications are provided, whereupon the Level shall be determined by the then current Funded Debt to Total Capitalization Ratio. After the First Amendment Effective Date, if the Fixed Charge Coverage Ratio as of the end of any fiscal quarter is less than 2.50 to 1.00 (as reported in the officer’s compliance certificate delivered pursuant to Section 6.2(a) for such fiscal quarter), each Level of the “LIBOR Rate Margin for Revolving Loans and Standby Letter of Credit Fee” and the “Commercial and Trade Letters of Credit Fee” shall be increased by 20 basis points from the first Interest Determination Date occurring after delivery of such officer’s compliance certificate until the Interest Determination Date occurring after the end of any fiscal quarter thereafter where the Fixed Charge Coverage Ratio is equal to or greater than 2.50 to 1.00 (as reported in the officer’s compliance certificate delivered pursuant to Section 6.2(a) for such fiscal quarter).

(b) The definition of “First Amendment Effective Date” is hereby added to Section 1.1 of the Credit Agreement to read as follows:

“First Amendment Effective Date” shall mean November 22, 2005.

(c) The definition of “Fixed Charge Coverage Ratio” in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

“Fixed Charge Coverage Ratio” means, as of any date of determination thereof, a ratio (a) the numerator of which shall be equal to the sum of (i) Consolidated Net Income plus (ii) (to the extent deducted in determining Consolidated Net Income) (A) income taxes, (B) Interest Expense of the Borrower and its Subsidiaries on a consolidated basis, (C) Rentals of the Borrower and its Subsidiaries on a consolidated basis, (D) depreciation and amortization of the Borrower and its Subsidiaries on a consolidated basis, in each case, during the preceding twelve months and (E) one-time cash restructuring charges (1) taken during the quarter ending October 29, 2005 in the amount of $7,900,000 and (2) taken during the quarter ending January 28, 2006 in an amount not to exceed $440,000, and (b) the denominator of which shall be the sum of Interest Expense of the Borrower and its Subsidiaries on a consolidated basis and Rentals of the Borrower and its Subsidiaries on a consolidated basis for such period; provided that the Consolidated Net Income, income taxes, Interest Expense, Rentals, depreciation and amortization of any VIE shall not be included in the calculation of such ratio.

        1.2  Fixed Charge Coverage Ratio.  Section 6.7(b) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

(b) Fixed Charge Coverage Ratio. On a consolidated basis, maintain a Fixed Charge Coverage Ratio as of the end of each fiscal quarter of greater than or equal to the following:

Period	Required Fixed Charge Coverage Ratio
Closing Date through October 29, 2005	2.50 to 1.00
October 30, 2005 through July 29, 2006	2.30 to 1.00
July 30, 2006 and thereafter	2.50 to 1.00

ARTICLE II

CONDITIONS TO EFFECTIVENESS

        2.1  Closing Conditions.

        This Amendment shall become effective as of the date first above written upon satisfaction of the following conditions (in form and substance reasonably acceptable to the Administrative Agent):

(a) Executed Amendment. Receipt by the Administrative Agent of a copy of this Amendment duly executed by each of the Credit Parties and the Required Lenders.

(b) Organizational Documents. Receipt by the Administrative Agent of the following:

    (i)        Resolutions. Copies of resolutions of the Board of Directors or their equivalent of each Credit Party approving and adopting this Amendment, the transactions contemplated herein and authorizing execution and delivery hereof, certified by a secretary or assistant secretary of such Credit Party to be true and correct and in force and effect as of the date hereof;

    (ii)        Good Standing Certificate. Copies of certificates of good standing, existence or its equivalent of each of the Credit Parties certified as of a recent date by the appropriate Governmental Authorities of their state of organization; and

(iii) Incumbency. An incumbency certificate of each Credit Party certified by a secretary or assistant secretary to be true and correct as of the date hereof.

    (c)        Legal Opinions of Counsel. The Administrative Agent shall have received opinions of legal counsel for the Credit Parties, addressed to the Administrative Agent and the Lenders, which opinions shall be in form and substance acceptable to the Administrative Agent.

    (d)        Fees. Receipt by the Administrative Agent, on behalf of each Lender that delivers to the Administrative Agent an executed signature page to this Amendment by 5:00 p.m. (EST) on November 22, 2005, of an amendment fee in an amount equal to 5 basis points on the aggregate Revolving Commitments of such approving Lenders. Additionally, receipt by the Administrative Agent of all fees and expenses of the Administrative Agent in connection with the arrangement, preparation, execution and delivery of this Amendment, including, without limitation, the reasonable fees and expenses of Moore & Van Allen PLLC.

ARTICLE III

MISCELLANEOUS

        3.1 Amended Terms. All references to the Credit Agreement in each of the Credit Documents shall hereafter mean the Credit Agreement as amended by this Amendment. Except as specifically amended hereby or otherwise agreed, all of the terms and provisions and conditions of each of the Credit Documents shall remain unchanged and are hereby ratified and confirmed and shall remain in full force and effect according to their respective terms. The amendments to the Credit Agreement set forth in this Amendment shall be effective from and after the date of this Amendment and shall not be applied retroactively.

        3.2 Representations and Warranties of Credit Parties. Each of the Credit Parties represents and warrants as follows:

(a) It has taken all necessary action to authorize the execution, delivery and performance of this Amendment.

    (b)        This Amendment has been duly executed and delivered by such Person and constitutes such Person’s legal, valid and binding obligations, enforceable in accordance with its terms, except as such enforceability may be subject to (i) bankruptcy, insolvency, reorganization, fraudulent conveyance or transfer, moratorium or similar laws affecting creditors’ rights generally and (ii) general principles of equity (regardless of whether such enforceability is considered in a proceeding at law or in equity).

    (c)        No consent, approval, authorization or order of, or filing, registration or qualification with, any court or governmental authority or third party is required in connection with the execution, delivery or performance by such Person of this Amendment.

(d) The representations and warranties set forth in Section 5 of the Credit Agreement are true and correct as of the date hereof (except for those which expressly relate to an earlier date).

(e) No Default or Event of Default exists after giving effect to this Amendment.

        3.3 Acknowledgment of Guarantors. The Guarantors acknowledge and consent to all of the terms and conditions of this Amendment and agree that this Amendment and all documents executed in connection herewith do not operate to reduce or discharge the Guarantors’ obligations under the Credit Documents.

        3.4 Credit Document. This Amendment shall constitute a Credit Document under the terms of the Credit Agreement.

        3.5 Entirety. This Amendment and the other Credit Documents embody the entire agreement between the parties hereto and supersede all prior agreements and understandings, oral or written, if any, relating to the subject matter hereof.

        3.6 Counterparts; Telecopy. This Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be an original, but all of which shall constitute one and the same instrument. Delivery of an executed counterpart to this Amendment by telecopy shall be effective as an original and shall constitute a representation that an original will be delivered. A copy of this Amendment executed by the Borrower and the Administrative Agent shall constitute definitive evidence that this Amendment has been executed by all requisite parties.

        3.7 Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

        3.8 GOVERNING LAW. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES UNDER THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE OF NORTH CAROLINA.

        3.9 Consent to Jurisdiction; Service of Process. The jurisdiction and service of process provisions set forth in Sections 11.14 of the Credit Agreement are hereby incorporated by reference, mutatis mutandis.

        3.10 GENERAL RELEASE. IN CONSIDERATION OF THE REQUIRED LENDERS ENTERING INTO THIS AMENDMENT, THE CREDIT PARTIES HEREBY RELEASE THE ADMINISTRATIVE AGENT, THE LENDERS, AND THE ADMINISTRATIVE AGENT’S AND THE LENDERS’ RESPECTIVE OFFICERS, EMPLOYEES, REPRESENTATIVES, AGENTS, COUNSEL AND DIRECTORS FROM ANY AND ALL ACTIONS, CAUSES OF ACTION, CLAIMS, DEMANDS, DAMAGES AND LIABILITIES OF WHATEVER KIND OR NATURE, IN LAW OR IN EQUITY, NOW KNOWN OR UNKNOWN, SUSPECTED OR UNSUSPECTED TO THE EXTENT THAT ANY OF THE FOREGOING ARISES FROM ANY ACTION OR FAILURE TO ACT UNDER THE CREDIT AGREEMENT OR UNDER THE OTHER CREDIT DOCUMENTS ON OR PRIOR TO THE DATE HEREOF.

        IN WITNESS WHEREOF the Borrower, the Guarantors and the Required Lenders have caused this Amendment to be duly executed on the date first above written.

BORROWER:	LA-Z-BOY INCORPORATED, a Michigan corporation By: —————————————— Name: Title:

GUARANTORS:	KINCAID FURNITURE COMPANY INCORPORATED, a Delaware corporation
ENGLAND, INC., a Michigan corporation
BAUHAUS U.S.A., INC., a Mississippi corporation
LA-Z-BOY GREENSBORO, INC., a North Carolina corporation
LZB MANUFACTURING, INC., a Michigan corporation

By:
——————————————
Name:
Title:

ADMINISTRATIVE AGENT AND LENDERS:	WACHOVIA BANK, NATIONAL ASSOCIATION, as Administrative Agent and as a Lender By: —————————————— Name: Title:

LENDERS (continued):	—————————————— By: —————————————— Name: Title:

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

Date: November 22, 2005	/s/ Kurt L. Darrow Kurt L. Darrow Chief Executive Officer

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

Date: November 22, 2005	/s/ David M. Risley David M. Risley Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF EXECUTIVE OFFICERS*

Pursuant to 18 U.S.C. section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended October 29, 2005 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
November 22, 2005

/s/ David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
November 22, 2005

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.