Form 10-Q
period 2006-01-28
LA-Z-BOY INC
filed 2006-02-14
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTER ENDED January 28, 2006 COMMISSION FILE NUMBER 1-9656

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes   X                                                       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes   X                                                       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. Check one:

                          Large accelerated filer     X           Accelerated filer                  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes                                                             No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the lastest practicable date:

                       Class                                                                         Outstanding at January 28, 2006
Common Shares, $1.00 par value                                                                     51,712,844

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2006

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Income	4-5
Consolidated Balance Sheet	6
Consolidated Statement of Cash Flows	7
Consolidated Statement of Changes in Shareholders’ Equity	8
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	9
Note 2. Interim Results	9
Note 3. Reclassification	9
Note 4. Earnings per Share	9
Note 5. Inventories	10
Note 6. Restructuring	10-11
Note 7. Segment Information	12
Note 8. Goodwill and Other Intangible Assets	13
Note 9. Stock Plans	13-14
Note 10. Financial Guarantees and Product Warranties	14
Note 11. Variable Interest Entities	15
Note 12. Pension Plans	16
Note 13. Dispositions	16

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements	17
Introduction	17-19
Results of Operations	19-26
Liquidity and Capital Resources	26-27
Regulatory Developments	27
Recent Accounting Pronouncements	28-29
Restructuring	29
Critical Accounting Policies	29
Outlook	29

Item 3. Quantitative & Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29-30

PART II Other Information
Item 5. Other Information	30
Item 6. Exhibits	30

Signature Page	31

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

(Unaudited, amounts in thousands, except per share data)

	Third Quarter Ended
			% Over	Percent of Sales
	1/28/06	1/22/05	(Under)	1/28/06	1/22/05
Sales	$502,323	$506,959	-0.9%	100.0%	100.0%

Cost of sales
Cost of goods sold	377,937	385,353	-1.9%	75.2%	76.0%
Restructuring	594	2,252	-73.6%	0.1%	0.4%

Total cost of sales	378,531	387,605	-2.3%	75.4%	76.5%

Gross profit	123,792	119,354	3.7%	24.6%	23.5%
Selling, general and administrative	105,301	99,620	5.7%	21.0%	19.7%

Operating income	18,491	19,734	-6.3%	3.7%	3.9%
Interest expense	2,965	2,684	10.5%	0.6%	0.5%
Other income, net	1,395	273	411.0%	0.3%	0.1%

Income from continuing operations before income taxes	16,921	17,323	-2.3%	3.4%	3.4%
Income tax expense	6,453	6,583	-2.0%	38.1%*	38.0%*

Income from continuing operations	10,468	10,740	-2.5%	2.1%	2.1%
Income from discontinued operations (net of tax)	--	352	-100.0%	--	0.1%

Net income	$10,468	$11,092	-5.6%	2.1%	2.2%

Basic average shares	51,673	52,122

Basic income from continuing operations per share	$0.20	$0.20
Discontinued operations (net of tax)	$--	$0.01

Basic net income per share	$0.20	$0.21

Diluted average shares	51,857	52,193

Diluted income from continuing operations per share	$0.20	$0.20
Discontinued operations (net of tax)	$--	$0.01

Diluted net income per share	$0.20	$0.21

Dividends paid per share	$0.11	$0.11

*As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

(Unaudited, amounts in thousands, except per share data)

	Nine Months Ended
			% Over	Percent of Sales
	1/28/06	1/22/05	(Under)	1/28/06	1/22/05
Sales	$1,408,415	$1,482,826	-5.0%	100.0%	100.0%

Cost of sales
Cost of goods sold	1,077,364	1,137,903	-5.3%	76.5%	76.7%
Restructuring	8,411	13,401	-37.2%	0.6%	0.9%

Total cost of sales	1,085,775	1,151,304	-5.7%	77.1%	77.6%

Gross profit	322,640	331,522	-2.7%	22.9%	22.4%
Selling, general and administrative	303,466	300,539	1.0%	21.5%	20.3%

Operating income	19,174	30,983	-38.1%	1.4%	2.1%
Interest expense	8,796	7,500	17.3%	0.6%	0.5%
Other income, net	1,705	292	483.9%	0.1%	--

Income from continuing operations before income taxes	12,083	23,775	-49.2%	0.9%	1.6%
Income tax expense	4,854	9,035	-46.3%	40.2%*	38.0%*

Income from continuing operations	7,229	14,740	-51.0%	0.5%	1.0%
Income from discontinued operations (net of tax)	--	987	-100.0%	--	0.1%
Extraordinary gains (net of tax)	--	702	-100.0%	--	--

Net income	$7,229	$16,429	-56.0%	0.5%	1.1%

Basic average shares	51,819	52,043

Basic income from continuing operations per share	$0.14	$0.29
Discontinued operations (net of tax)	--	0.02
Extraordinary gains (net of tax)	--	0.01

Basic net income per share	$0.14	$0.32

Diluted average shares	51,950	52,100

Diluted income from continuing operations per share	$0.14	$0.29
Discontinued operations (net of tax)	--	0.02
Extraordinary gains (net of tax)	--	0.01

Diluted net income per share	$0.14	$0.32

Dividends paid per share	$0.33	$0.33

*As a percent of pretax income, not sales.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	1/28/06	1/22/05	Dollars	Percent	4/30/05
Current assets
Cash and equivalents	$20,508	$25,994	$(5,486)	-21.1%	$37,705
Receivables, net	274,001	278,269	(4,268)	-1.5%	283,915
Inventories, net	246,547	272,922	(26,375)	-9.7%	260,556
Deferred income taxes	29,385	38,961	(9,576)	-24.6%	22,779
Other current assets	24,794	20,558	4,236	20.6%	33,410

Total current assets	595,235	636,704	(41,469)	-6.5%	638,365
Property, plant and equipment, net	210,798	209,920	878	0.4%	210,565
Goodwill	79,770	68,615	11,155	16.3%	79,362
Trade names	18,794	27,889	(9,095)	-32.6%	21,484
Other long-term assets	86,036	84,367	1,669	2.0%	76,581

Total assets	$990,633	$1,027,495	$(36,862)	-3.6%	$1,026,357

Current liabilities
Short-term borrowings	$13,718	$11,500	$2,218	19.3%	$9,700
Current portion of long-term
debt	2,566	2,776	(210)	-7.6%	3,060
Accounts payable	77,479	72,618	4,861	6.7%	82,792
Accrued expenses and other
current liabilities	129,203	122,148	7,055	5.8%	133,172

Total current liabilities	222,966	209,042	13,924	6.7%	228,724
Long-term debt	193,978	229,158	(35,180)	-15.4%	213,549
Deferred income taxes	4,946	20,329	(15,383)	-75.7%	5,389
Other long-term liabilities	57,723	42,813	14,910	34.8%	51,409
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	51,713	52,167	(454)	-0.9%	52,225
Capital in excess of par value	211,273	214,538	(3,265)	-1.5%	214,087
Retained earnings	261,272	257,099	4,173	1.6%	273,143
Unearned compensation	(3,448)	(1,683)	(1,765)	-104.9%	(1,536)
Accumulated other comprehensive income (loss)	(9,790)	4,032	(13,822)	-342.8%	(10,633)

Total shareholders' equity	511,020	526,153	(15,133)	-2.9%	527,286

Total liabilities and
shareholders' equity	$990,633	$1,027,495	$(36,862)	-3.6%	$1,026,357

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Third Quarter Ended		Nine Months Ended
	1/28/06	1/22/05	1/28/06	1/22/05
Cash flows from operating activities
Net income	$10,468	$11,092	$7,229	$16,429
Adjustments to reconcile net income to
cash provided by operating activities
Extraordinary gain	--	--	--	(702)
Restructuring	594	2,252	8,411	13,401
Change in allowance for doubtful accounts	293	(1,922)	444	450
Depreciation and amortization	7,499	7,154	21,675	21,154
Change in receivables	(13,132)	29,518	15,267	22,775
Change in inventories	20,773	9,098	17,411	(24,804)
Change in payables	4,082	(14,098)	(5,822)	(20,680)
Change in other assets and liabilities	4,296	(4,447)	(5,688)	(13,250)
Change in deferred taxes	(1,791)	(667)	(7,049)	(882)

Total adjustments	22,614	26,888	44,649	(2,538)

Net cash provided by operating activities	33,082	37,980	51,878	13,891

Cash flows from investing activities
Proceeds from disposals of assets	905	8	8,625	5,605
Capital expenditures	(6,196)	(9,833)	(20,479)	(27,012)
Purchases of investments	(6,420)	(3,491)	(21,980)	(8,853)
Proceeds from sale of investments	5,047	4,194	9,115	7,007
Change in other long-term assets	841	(2,003)	(2,460)	(3,304)

Net cash used for investing activities	(5,823)	(11,125)	(27,179)	(26,557)

Cash flows from financing activities
Proceeds from debt	14,334	3,746	86,471	105,988
Payments on debt	(31,406)	(28,668)	(103,525)	(86,925)
Stock issued for stock option and employee benefits plans	909	1,124	2,954	3,881
Repurchase of common stock	--	--	(10,889)	(2,476)
Dividends paid	(5,728)	(5,743)	(17,200)	(17,115)

Net cash provided by (used for) financing
activities	(21,891)	(29,541)	(42,189)	3,353
Effect of exchange rate changes on cash and
equivalents	103	3	293	1,425

Change in cash and equivalents	5,471	(2,683)	(17,197)	(7,888)
Cash and equivalents at beginning of period	15,037	28,677	37,705	33,882

Cash and equivalents at end of period	$20,508	$25,994	$20,508	$25,994

Cash paid (net of refunds) during period - income taxes	$47	$10,655	$1,638	$17,053

Cash paid during period - interest	$3,456	$2,772	$8,766	$6,832

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common shares	Capital in excess of par value	Retained earnings	Unearned Compensation	Accumulated other comprehensive income (loss)	Total
At April 24, 2004	$52,031	$216,156	$253,012	$--	$1,129	$522,328
Repurchases of common stock	(120)		(2,356)			(2,476)
Stock issued for stock and employee benefit plans	314	(2,063)	8,170	(1,848)		4,573
Amortization of unearned compensation				312		312
Tax benefit from exercise of options		(6)				(6)
Dividends paid			(22,868)			(22,868)
Comprehensive income (loss)
Net income			37,185
Unrealized gain on marketable
securities (net of tax)					127
Realization of gains on marketable
securities (net of tax)					(93)
Additional minimum pension
liability (net of tax)					(14,144)
Translation adjustment					2,359
Change in fair value of cash
flow hedges (net of tax)					(11)
Total comprehensive income						25,423

At April 30, 2005	52,225	214,087	273,143	(1,536)	(10,633)	527,286

Repurchases of common stock	(760)		(10,129)			(10,889)
Stock issued for stock and employee benefit plans	248	(2,814)	8,229	(2,709)		2,954
Amortization of unearned compensation				797		797
Dividends paid			(17,200)			(17,200)
Comprehensive income (loss)
Net income			7,229
Unrealized gain on marketable securities (net of tax)					821
Realization of gains on marketable
securities (net of tax)					(435)
Translation adjustment					454
Change in fair value of cash
flow hedges (net of tax)					3
Total comprehensive income						8,072

At January 28, 2006	$51,713	$211,273	$261,272	$(3,448)	$(9,790)	$511,020

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

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation.  Most significantly, our consolidated statement of income has been reclassified for our discontinued operations.

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

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/06	1/22/05	1/28/06	1/22/05
Weighted average common shares
outstanding (basic)	51,673	52,122	51,819	52,043
Effect of options	184	71	131	57

Weighted average common shares
outstanding (diluted)	51,857	52,193	51,950	52,100

The effect of options to purchase 1.7 million and 2.2 million shares for the quarters ended January 28, 2006 and January 22, 2005 with a weighted average exercise price of $20.11 and $19.59 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been antidilutive.  The effect of options to purchase 2.4 million and 1.9 million shares for the nine months ended January 28, 2006 and January 22, 2005 with a weighted average exercise price of $18.27 and $20.10, respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the nine month periods and would have been antidilutive.

Note 5: Inventories

     A summary of inventory follows:

(Unaudited, amounts in thousands)	1/28/06	1/22/05	4/30/05
Raw materials	$60,903	$72,897	$69,350
Work in progress	48,647	62,408	56,655
Finished goods	157,843	154,897	155,114

FIFO inventories	267,393	290,202	281,119
Excess of FIFO over LIFO	(20,846)	(17,280)	(20,563)

Inventories, net	$246,547	$272,922	$260,556

Note 6: Restructuring

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in other upholstery facilities.   Approximately 413 jobs are expected to be eliminated as a result of this closure.  There were 21 employees remaining at the Canadian facility as of the end of the third quarter of fiscal 2006.  During the first nine months of fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.7 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.  During the third quarter of fiscal 2006, the decision was made to close a small 90,000 square foot upholstery manfacturing facility in Mississippi with production absorbed by other upholstery facilities.  Pre-tax restructuring charges relating to this closure were $0.4 million covering severance and benefits and the write-down of certain fixed assets.  Severance costs and other costs for our restructurings were expensed  in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits and  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The write-downs were accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Somewhat offsetting these expenses for the uphostery restructurings was a gain of $0.7 million relating to the sale of two facilities in Mississippi idled as part of  previous restructurings.  We expect to dispose of these plants by sale.

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

		Fiscal 2006
(Unaudited, amounts in thousands)	4/30/05 Balance	Charges to Expense	Cash Payments or Asset Write-offs	1/28/06 Balance
Fixed asset write-downs, net of gains	$--	$(402)	$402	$--
Severance and benefit related costs	38	8,813	(6,017)	2,834

Total restructuring	$38	$8,411	$(5,615)	$2,834

		Fiscal 2005
(Unaudited, amounts in thousands)	4/24/04 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/30/05 Balance
Fixed asset write-downs, net of gains	$--	$4,619	$(4,619)	$--
Severance and benefit related costs	329	1,700	(1,991)	38
Inventory write-downs	--	2,450	(2,450)	--
Other	174	1,525	(1,699)	--

Total restructuring	$503	$10,294	$(10,759)	$38

Note 7: Segment Information

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. We acquired 21  La-Z-Boy Furniture Galleries® stores in the fourth quarter of fiscal 2005.  Combining these  acquisitions with existing company-owned stores, the retail operations became a significant part of our business.    Management determined based on the significance of the retail operations and the criteria of segment reporting as outlined in SFAS 131 Disclosures about Segments of an Enterprise and Related Information, that retail would be reported in its own segment.  We changed our internal reporting structure to the following three segments: Upholstery, Casegoods and Retail. All quarterly segment data was restated to reflect this change.

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

Retail Group. The Retail Group consists of 64 company owned La-Z-Boy Furniture Galleries® stores (“the retail network”).  The Retail Group sells mostly upholstered furniture to end consumers through the retail network .

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/06	1/22/05	1/28/06	1/22/05
Sales
Upholstery Group	$351,520	$356,507	$986,369	$1,054,071
Casegoods Group	109,921	111,918	318,858	331,801
Retail Group	57,432	44,298	159,332	123,714
VIEs/Eliminations	(16,550)	(5,764)	(56,144)	(26,760)

Consolidated	$502,323	$506,959	$1,408,415	$1,482,826

Operating income (loss)
Upholstery Group	$25,250	$22,253	$52,968	$62,926
Casegoods Group	6,649	2,152	13,106	2,732
Retail Group	(5,987)	(183)	(17,469)	842
Corporate and other*	(6,827)	(2,236)	(21,020)	(22,116)
Restructuring	(594)	(2,252)	(8,411)	(13,401)

Consolidated	$18,491	$19,734	$19,174	$30,983

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

The following table summarizes goodwill and trade names at the end of the third quarter of fiscal 2006, third quarter of fiscal 2005 and the fourth quarter of fiscal 2005:

	Goodwill			Tradenames
(Unaudited amounts in thousands)	1/28/06	1/22/05	4/30/05	1/28/06	1/22/05	4/30/05

Upholstery Group	$49,654	$49,736	$49,654	$4,475	$8,690	$7,165
Casegoods Group	--	--	--	14,319	19,199	14,319
Retail Group	21,994	11,165	21,994	--	--	--
Corporate and Other	8,122	7,714	7,714	--	--	--

Consolidated	$79,770	$68,615	$79,362	$18,794	$27,889	$21,484

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

Assuming that we had accounted for our stock-based compensation programs using the fair value method promulgated by SFAS No. 123, pro forma net income and net income per share would have been as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/28/06	1/22/05	1/28/06	1/22/05
Net income	$10,468	$11,092	$7,229	$16,429
Fair value of stock plans	(498)	(571)	(1,413)	(1,657)

Pro forma net income	$9,970	$10,521	$5,816	$14,772

Basic net income per share as reported	$0.20	$0.21	$0.14	$0.32
Pro forma basic net income per share	$0.19	$0.20	$0.11	$0.28
Diluted net income per share as reported	$0.20	$0.21	$0.14	$0.32
Pro forma diluted net income per share	$0.19	$0.20	$0.11	$0.28

Note 10: Financial Guarantees and Product Warranties

We have provided secured and unsecured financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores, which are not operated by the company.  The lease guarantees are generally for real estate leases and have terms lasting up to five years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into since December 31, 2002, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $5.4 million as of January 28, 2006.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/06	1/22/05	1/28/06	1/22/05
Balance as of beginning of the period	$19,505	$19,714	$18,688	$19,527
Accruals during the period	3,583	5,305	11,211	13,124
Settlements during the period	(3,478)	(4,888)	(10,289)	(12,520)

Balance as of the end of the period	$19,610	$20,131	$19,610	$20,131

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

Additionally, there are certain independent dealers that qualify as VIEs; however, we are not the primary beneficiary.  Our interest in these dealers is comprised of accounts and notes receivable of $22.4 million.  We continue to evaluate the collectibility of our trade accounts receivable from these and our other  independent dealers and have provided an appropriate reserve relating to the collectibility of our receivables with these dealers or the contingent payout under any guarantees.

Since some of our VIEs have either negative or no equity in their business, we are required to absorb their losses in our consolidated statement of income.    Our consolidated VIEs contributed $10.8 million and $14.8 million in sales, net of intercompany eliminations, during the third quarter of fiscal 2006 and fiscal 2005, respectively and $27.3 million and $38.1 million in sales, net of intercompany eliminations, during the first nine months of fiscal 2006 and fiscal 2005, respectively.   We also had a net income (loss) per diluted share of ($0.02) and >$0.01 during the third quarter of fiscal 2006 and fiscal 2005, respectively, and a net loss per diluted share of $0.06 and $0.08 during the first nine months of fiscal 2006 and fiscal 2005, respectively, resulting from operating results of our consolidated VIEs.  The VIEs had $9.9 million and $10.2 million of assets after eliminations of intercompany activity as of January 28, 2006 and April 30, 2005, respectively.

Note 12: Pension Plans

The net periodic pension costs were as follows:

`
	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/06	1/22/05	1/28/06	1/22/05
Service cost	$758	$752	$2,270	$2,255
Interest cost	1,225	1,151	3,669	3,453
Expected return on plan assets	(1,627)	(1,587)	(4,877)	(4,756)
Net amortization and deferral	294	66	880	198
SFAS 88 curtailment	--	--	708	--

Net periodic pension cost	$650	$382	$2,650	$1,150

We are not required to make any contributions to the defined benefit plans in fiscal year 2006, however we may make discretionary contributions.  There were no contributions made to the plans in the first nine months of fiscal 2006.  The curtailment shown in the table above relates to the Canadian restructuring discussed previously in Note 6.

Note 13: Dispositions

On April 29, 2005, we completed the sale of our La-Z-Boy Contract operating unit for $11.0 million in cash and a note for $0.7 million.  This disposition qualified for discontinued operations treatment under SFAS 144.  Accordingly, the consolidated statement of income for the prior year has been reclassified to reflect the results of operations of this divested business as a discontinued operation.  La-Z-Boy Contract had $11.2 million and $35.4 million in sales in the third quarter and first nine months of fiscal 2005, respectively.  The assets and liabilities of this operating unit were not reclassified for fiscal 2005.  In the consolidated statement of cash flows, the cash flows of discontinued operations were not reclassified for the third quarter and first nine months of fiscal 2005.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the effects of any additional rulings on tariffs by the U.S. Department of Commerce and the potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency exchange rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from severe weather such as hurricanes and tornadoes; (w) the ability to turn around under-performing retail stores; (x) the impact of retail store relocation costs or the success of new stores; and (y) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

Introduction

La-Z-Boy Incorporated is a manufacturer, marketer and retailer of upholstery product and a marketer of imported or manufactured casegoods (wood) furniture products. Our La-Z-Boy brand is the top brand in the furniture industry, one of the most preferred brands in the home and we are the leading global producer of reclining chairs. In addition, we own 64 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 64 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 336 stores. The network is the industry’s largest single upholstery source furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with a design center to help customers furnish certain rooms in their homes.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. Below is a chart that shows the organizational structure of La-Z-Boy’s three segments.

In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy Residential, our largest operating unit. During the prior quarter we initiated a restructuring plan to close our upholstery manufacturing facility in Waterloo, Ontario and shift the plant’s production to other existing facilities in order to bolster our overall capacity utilization. We also import cut and sewn fabric kits to complement our leather kits that allow us to take full advantage of both the cost saving opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers, and department stores.

Our Casegoods Group continues to make progress in year over year quarterly improvements in operating margin. We are now transitioned to an importer, blended with domestic manufacturing, so that approximately 74% of our residential casegoods finished goods was imported in the third quarter of fiscal 2006 compared to 52% imported during the third quarter of fiscal 2005. Over the past couple years, we have continued to rationalize our casegoods manufacturing capacities as we closed several casegoods manufacturing facilities. With the continuing change in worldwide supply, we were no longer competitive manufacturing certain products domestically and it became necessary to close these plants.

The Retail Group consists of company-owned La-Z-Boy Furniture Galleries® stores in nine markets ranging from the Midwest to East Coast of the United States. This group includes the 21 stores acquired in the fourth quarter of fiscal 2005. In two of those markets, the stores were previously consolidated as VIEs and were incurring significant operating losses. In the next few quarters, we plan to take the following actions to grow sales and improve the operating results for the Retail Group as well as take advantage of certain synergies between the company-owned markets:

We will relocate, convert or add stores to our New Generation format stores which are more productive.

We are in the process of centralizing certain of our advertising, marketing and warehousing functions to gain better efficiencies.

We will continue to consolidate information systems and eliminate duplicative processes in future quarters.

We will continue to expand our In Home Design Services, which has increased the average sale per customer where employed.

We have recently introduced a program for the entire network of La-Z-Boy Furniture Galleries® stores using an interactive website with benchmarks and best practices in every facet of the retail furniture business to drive growth and profitability.

We believe that expanding our store network will generate the long term benefit of driving top-line growth as we capitalize on the larger urban markets. With the further penetration in these markets we expect to gain necessary efficiencies in advertising, distribution and administration to achieve desired profitability. Currently, 26 of our company-owned stores are in the New Generation format. Through these actions we continue to remain optimistic about the future performance of this new segment and we believe this segment will incrementally improve over the next two years returning to profitability within that time frame.

At the end of fiscal 2004, a new accounting pronouncement, Financial Accounting Standards Board Interpretation No. 46R, required us to start consolidating certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. During the 2006 first quarter, one of our independent dealers had a change in financial structure, which made us the primary beneficiary and required consolidation. The new VIE currently has four stores. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Results of Operations
Analysis of Operations:  Quarter Ended January 28, 2006
(Third Quarter 2006 compared with 2005)

(Unaudited, amounts in thousands, except per share amounts)	Quarter ended		Percent change
	1/28/06	1/22/05
Upholstery sales	$351,520	$356,507	-1.4%
Casegoods sales	109,921	111,918	-1.8%
Retail sales	57,432	44,298	29.6%
VIEs/eliminations	(16,550)	(5,764)	N/M
Consolidated sales	$502,323	$506,959	-0.9%

Consolidated gross profit	$123,792	$119,354	3.7%
Consolidated gross margin	24.6%	23.5%

Consolidated S, G& A	$105,301	$99,620	5.7%
S,G& A as a percent of sales	21.0%	19.7%

Upholstery operating income	$25,250	$22,253	13.5%
Casegoods operating income	6,649	2,152	209.0%
Retail operating income (loss)	(5,987)	(183)	N/M
Corporate/other	(6,827)	(2,236)	-205.3%
Restructuring	(594)	(2,252)	73.6%
Consolidated operating income	$18,491	$19,734	-6.3%

Upholstery operating margin	7.2%	6.2%
Casegoods operating margin	6.0%	1.9%
Retail operating margin	-10.4%	-0.4%
Consolidated operating margin	3.7%	3.9%

Income from continuing operations	$10,468	$10,740	-2.5%

Diluted earnings per share from continuing
operations	$0.20	$0.20	0.0%

N/M — not meaningful
Note: Restructuring costs are included in consolidated gross profit.

Sales

Consolidated sales fell 0.9% in the third quarter. Sales declined about 1% due to a decline in business with rental stores and the liquidation of a couple large regional chains during the past 12 months when compared to the prior year third quarter. Additionally, sales declined about 1% in the quarter due to the polyurethane foam shortage that continued to affect shipments until the middle of December. Challenges continued at Pennsylvania House relating to their transition to 100% import. The sales declines noted above were somewhat offset by an increase in effective selling prices of about 2%, which related to the polyurethane foam cost increases, as well as a 1% increase in sales which resulted from the retail stores acquired at the end of fiscal 2005.

Upholstery Group sales decreased 1.4% compared to the prior year third quarter. Our La-Z-Boy branded product sales remained affected during the quarter by the inability of our supplier to ship polyurethane foam in the beginning of November. This continued to impact our ability to fill orders reducing sales about 2% when compared to last year’s third quarter. Sales were also down due to soft retail conditions. Additionally, upholstery sales declined about 1% due to a decline in business in our non-branded operating units with rental stores and a couple large regional chains liquidating in the past 12 months. The sales declines noted above were somewhat offset by an increase in effective selling prices of about 2%, which related to the polyurethane foam cost increases.

Our Casegoods Group sales were down 1.8% compared to the prior year third quarter. The decrease in sales primarily occurred at Pennsylvania House due to market share erosion stemming from continued disruptions as they replace domestically produced product lines with Asian produced furniture. Although third quarter sales decreased for the Casegoods Group as a whole, the casegoods hospitality and health care business had another quarter of solid growth over the prior year third quarter, due to the continued economic recovery of the hospitality sector.

Retail Group sales increased 29.6% due mainly to the acquisition of 21 stores in the fourth quarter of fiscal 2005. The remainder of our stores in the Retail Group experienced a weaker retail environment than last year. Excluding the three markets acquired in the fourth quarter of fiscal 2005, our Retail Group sales for most of the previously owned markets actually decreased during the third quarter, which resulted in a lower overall increase in retail sales than anticipated. Since eight of the stores acquired in the 2005 fourth quarter were incorporated in our consolidated sales through our VIE’s, the increase in Retail Group sales from the 21 stores acquired at the end of fiscal 2005 did not fully correspond to an increase in consolidated sales.

The VIEs and elimination sales includes our intercompany sales eliminations to our company-owned stores in the Retail Group from our La-Z-Boy divisions and the net sales of our VIEs. Our increase in total eliminations for our VIEs/elminations line was due to two reasons: (1) since we had fewer VIEs than last year, our net sales were less for those stores in the current quarter; and (2) since the retail stores that we own have increased significantly, our intercompany eliminations between our Upholstery and Retail segments is larger.

Gross Profit

Our gross profit as a percent of sales (“gross margin”) increased in the third quarter of fiscal 2006 in comparison to the prior year third quarter due to the following:

Our company-owned La-Z-Boy Furniture Galleries® stores in the Retail Group are a larger part of our consolidated results in fiscal 2006, and since retail sales generally carry a higher gross margin than our manufacturing units, it had a more significant impact on our consolidated gross margins than in fiscal 2005 by 0.3 percentage points.

We have initiated a significant cost reduction program during the current fiscal year focusing on manufacturing cost reductions, indirect labor and waste reductions that have positively impacted our gross margins as well.

As we have continued to develop our supply chain strategy in our casegoods segment, our margins have significantly increased over the prior year’s third quarter.

In the third quarter of last year we experienced significant price increases in raw materials, especially in raw steel. Raw steel prices remain high but have stabilized in fiscal 2006. In fiscal 2005 we increased our selling prices to our customers due to the high raw material costs, which helped offset the negative impact steel prices had on our margins in the third quarter of fiscal 2006.

Due to the short term limit on polyurethane foam supply which continued into November of fiscal year 2006, our gross margin was negatively impacted for the quarter by about 0.3 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) increased in fiscal 2006 in dollar amount and as a percent of sales compared to the prior year. While we were able to reduce our S,G&A as a percent of sales for our Upholstery and Casegoods segments, the increases in S,G&A were attributable to the Retail Group as follows:

The increased relative size of the Retail Group increased consolidated S,G&A because the Retail Group has a higher S,G&A cost structure than our upholstery and casegoods segments. As the Retail Group grows, this overall S,G&A percentage will also increase as a percent to sales. The impact on the current quarter was over 1.7 percentage points.

We incurred additional expenses related to the 21 acquired stores including increased advertising and other selling expenses as well as costs involved in establishing new warehousing for two of the locations.

Our company-owned same stores sales were down, therefore we were not able to absorb our fixed expenses resulting in an increase in S,G&A as a percent of sales.

Offsetting the above increases in S,G&A as a percentage of sales were our cost reduction efforts in S,G&A for our upholstery and casegoods segments relating to advertising, photography, and professional and consulting fees. This has allowed us to make significant progress in reducing our S,G&A expenses for those segments during the third quarter of fiscal year 2006.

Operating Margin

Our operating margin in the fiscal 2006 third quarter was 3.7%, which included 0.1 percentage points of restructuring costs. The Casegoods and Upholstery Groups operating margin increased but margins were down significantly at our Retail Group. The operating margin for fiscal 2005 was 3.9%, which included 0.4 percentage points of restructuring costs.

Although the Upholstery Group operating margin was impacted by lower sales volume, the selling price increases realized during the quarter in addition to our cost reduction efforts offset the higher raw material costs that reduced operating margins in the prior year’s third quarter.

Our Casegoods Group operating margin increased over the prior year due to the increased margin in casegoods hospitality and health care business and improvements resulting from our continuing transition to our import model for residential casegoods. Although Pennsylvania House continues to operate below our stated operating margin objectives, the significant changes that were made in the overhead structure as a result of transitioning to a fully-imported business model limited the negative impact on the Casegoods Group as a whole. The Casegoods Group has been on a positive trend making steady progress in improving year over year quarterly operating margins since the third quarter of last year as shown in the chart below. This quarter’s operating margin was the highest margin in over 3 years in this segment.

Casegoods Operating Margins
	Fiscal 2004	Fiscal 2005	Fiscal 2006
First Quarter	0.9%	0.5%	4.1%
Second Quarter	1.7%	0.1%	2.0%
Third Quarter	-0.3%	1.9%	6.0%
Fourth Quarter	0.2%	2.1%

Our Retail Group operating margin decreased by 10.0 percentage points in the third quarter of fiscal 2006 in comparison to the third quarter of fiscal 2005. Lack of critical mass in many of the markets makes it difficult to sustain profitability. In addition, some of the real estate in our acquired markets is in poor locations. Relocation of these stores will need to be completed to increase profitability in these markets. We continue to aggressively open stores in our company-owned retail markets in order to obtain the critical mass in each market. In the next 18-24 months, we will continue to relocate the poor performing stores, build new stores in prime locations and consolidate some of the regional operations to return our Retail Group to profitability. During that time frame we will continue to absorb grand opening expenses, costs associated with leases, employee costs for stores that have opened but do not have delivered sales and inefficiencies as we consolidate regional markets.

Interest Expense

Interest expense increased during the third quarter of 2006 compared to the prior year quarter due to increases in interest rates on floating rate debt equating to an increase of about 1% in our effective interest rate. Our weighted average debt was down slightly in the current year compared to last year’s third quarter.

Income Taxes

Our effective tax rate was 38.1% in the fiscal 2006 third quarter compared to 38.0% in the third quarter of fiscal 2005.

Results of Operations
Analysis of Operations:  Nine Months Ended January 28, 2006
(First nine months of  2006 compared with 2005)

(Unaudited, amounts in thousands, except per share amounts)	Nine months ended		Percent change
	1/28/06	1/22/05
Upholstery sales	$986,369	$1,054,071	-6.4%
Casegoods sales	318,858	331,801	-3.9%
Retail sales	159,332	123,714	28.8%
VIEs/eliminations	(56,144)	(26,760)	N/M
Consolidated sales	$1,408,415	$1,482,826	-5.0%

Consolidated gross profit	$322,640	$331,522	-2.7%
Consolidated gross margin	22.9%	22.4%

Consolidated S, G& A	$303,466	$300,539	1.0%
S,G& A as a percent of sales	21.5%	20.3%

Upholstery operating income	$52,968	$62,926	-15.8%
Casegoods operating income	13,106	2,732	379.7%
Retail operating income (loss)	(17,469)	842	N/M
Corporate/other	(21,020)	(22,116)	5.0%
Restructuring	(8,411)	(13,401)	37.2%
Consolidated operating income	$19,174	$30,983	-38.1%

Upholstery operating margin	5.4%	6.0%
Casegoods operating margin	4.1%	0.8%
Retail operating margin	-11.0%	0.7%
Consolidated operating margin	1.4%	2.1%

Income from continuing operations	$7,229	$14,740	-51.0%

Diluted earnings per share from continuing
operations	$0.14	$0.29	-51.7%

N/M — not meaningful
Note: Restructuring costs are included in consolidated gross profit.

Sales

Consolidated sales declined 5.0% in the first nine months of the year. Our Upholstery and Casegoods Groups sales were also down when compared to the prior year first nine months due in large part to a weak retail environment attributable to weak consumer confidence. A decline in business with rental stores and the liquidation of a couple large regional chains accounted for approximately 1% of the sales decline in the first nine months of the year. Additionally, sales declined approximately 2% in the first nine months of the year due to the polyurethane shortage that affected shipments from October through the middle of December. The sales declines noted above were somewhat offset by a 1% increase in sales which resulted from the stores acquired at the end of fiscal 2005.

Upholstery Group sales were down 6.4% year over year. Approximately 3% of the decrease in Upholstery Group sales for the first nine months related to the polyurethane supply shortage, which limited our ability to fill customer orders. Sales were also down due to overall weakness at retail. Around 1% of our upholstery sales decline was related to a decline in business with our rental customers and the liquidation of a couple large regional chains in the past 12 months.

Our Casegoods Group sales decreased 3.9% compared to the prior year first nine months. The decrease in sales primarily occurred at Pennsylvania House due to market share erosion stemming from continued disruptions as they replace domestically produced product lines with Asian produced furniture. Although sales decreased for the Casegoods Group as a whole during the period, the casegoods hospitality and health care business continued to show sales growth over the prior year nine months, partly due to the economic recovery of the hospitality sector.

Retail Group sales increased 28.8% due to the acquisition of 21 stores in the fourth quarter of fiscal 2005. Eight of these stores were consolidated as VIEs prior to acquiring them in the fourth quarter. Excluding the 21 recently acquired stores, Retail Group sales for our previously owned markets actually decreased in the first nine months of fiscal 2006 due to slow retail activity.

The VIEs and elimination sales went from ($26.8) million in the first nine months of fiscal 2005 to ($56.1) million in the first nine months of fiscal 2006. The VIEs and elimination sales includes our intercompany sales eliminations to our company-owned stores in the Retail Group from our La-Z-Boy divisions and the net sales of our VIEs. Our increase in total eliminations for our VIEs/elminations line was due to two reasons: (1) since we had fewer VIEs than last year, our net sales were less for those stores in the current year; and (2) since the retail stores that we own have increased significantly, our intercompany eliminations between our Upholstery and Retail segments is larger.

Gross Profit

Our gross profit as a percent of sales (“gross margin”) increased slightly in the first nine months of fiscal 2006 in comparison to the prior year first nine months due to the following:

Our Retail segment was a larger part of our consolidated results in fiscal 2006, and since retail sales generally carry a higher gross margin than our manufacturing units it had a more significant impact than in fiscal 2005 by 0.6 percentage points.

In the first nine months of fiscal 2005 we experienced significant price increases in raw materials, especially in raw steel. Raw steel prices remain high but have stabilized in fiscal 2006. In fiscal 2005 we increased our selling prices to our customers due to the high raw material costs, which helped increase our margins in the first nine months of fiscal 2006.

We had restructuring expense of $8.4 million in the first nine months of fiscal 2006 and $13.4 million in the first nine months of 2005. The restructuring costs decreased the gross margin by 0.6 percentage points in 2006 and 0.9 percentage points in 2005.

The overall increase in gross margin in the first nine months of fiscal 2006 was offset by the following:

We lost substantial sales in the Upholstery Group during the period resulting from the polyurethane shortage, which prevented us from producing and filling customer orders that we otherwise could have completed and shipped. The impact of the polyurethane shortage decreased gross margin by 0.1 percentage points in the first nine months of fiscal 2006.

Following the acquisition of 21 stores in three markets by our Retail Group near the end of fiscal 2005, in the current year we refreshed merchandise and cleared out older inventory from the newly acquired stores, which resulted in a lower gross margin for our Retail Group.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) increased in dollar amount and as a percent of sales in fiscal 2006 compared to the prior year. The higher level of S,G&A percentage was mainly attributable to the Retail Group as follows:

The increased relative size of the Retail Group increased consolidated S,G&A because the Retail Group has a higher S,G&A structure. The impact as a percentage of sales was almost 2.0 percentage points when compared to the third quarter of fiscal 2005.

We incurred additional expenses in the Retail Group related to the 21 acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as transitional costs which added to S,G&A for the first nine months of fiscal 2006.

Also included in S,G&A expense in fiscal 2006 was the biannual conference held in the first quarter for dealers of the La-Z-Boy Furniture Galleries® store network. Somewhat offsetting these increases in S,G&A expense were gains recognized during the current year on long-lived asset that we sold, which reduced S,G&A as a percent of sales by 0.3%.

Operating Margin

Our consolidated operating margin was 1.4% for the first nine months of fiscal 2006 and included 0.6 percentage points of restructuring costs. Operating margin in the prior year nine months was 2.1% and included 0.9 percentage points of restructuring charges.

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

Our Retail Group operating margin decreased by 11.7 percentage points in the first nine months of fiscal 2006 in comparison to the first nine months of fiscal 2005. Two of the three markets acquired were operating at significant losses and were reported as VIEs in the prior periods and contributed to operating losses during the current year. We refreshed merchandise at our newly acquired locations moving out older inventory which resulted in a lower operating margin. The acquired stores also incurred transitional costs in the first nine months. The decrease in operating profit was also due in part to the decrease in same store sales volume. Additionally, due to the acquisition of new markets and a slow retail environment we increased advertising spending. We also had an increase in occupancy costs and selling expenses. Consequently, due to these acquisitions and an overall soft retail environment, our retail operating results for the first nine months of fiscal 2006 were below our expectations. We anticipate that it will take some time to turn around these under-performing stores.

Interest Expense

Interest expense for the first nine months of 2006 was higher than 2005 due to rising interest rates on floating rate debt equating to an increase of about 1% in our effective interest rate. Our weighted average debt was down slightly in the first nine months of the current year compared to the same period last year.

Income Taxes

Our effective tax rate was 40.2% in the first nine months of fiscal 2006 compared to 38.0% in fiscal 2005. The increase in the effective tax rate related to the restructuring charges incurred at our Canadian upholstery operation, which is generally taxed at a lower rate, therefore reducing the tax benefit relating to those expenses.

Variable Interest Entities

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by 117 independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support; however, there are certain independent dealers that we have determined may not have sufficient equity. In accordance with Financial Accounting Standards Board Interpretation No. 46R, we began to consolidate variable interest entities of which we were deemed the primary beneficiary as of April 24, 2004. The tables below show the impact on our consolidated balance sheet at January 28, 2006 and April 30, 2005 and statement of income for the third quarter and nine months ended January 28, 2006 and January 22, 2005.  The amounts reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.

Impact of VIEs on our consolidated balance sheet:

	VIEs
(Unaudited, amounts in thousands)	1/28/06		4/30/05
Assets
Cash and equivalents	$3,837		$1,699
Accounts receivable, net	(17,097	) (1)	(9,131	) (1)
Inventories, net	11,583		7,211
Deferred income taxes	9,201		7,199
Other current assets	1,517		1,226

Total current assets	9,041		8,204
Property, plant and equipment, net	12,447		8,431
Intangibles	8,122		7,714
Other long-term assets	(19,740	) (1)	(14,169	) (1)

Total assets	$9,870		$10,180

Liabilities and shareholders' equity
Current portion of long-term debt	$1,336		$1,934
Accounts payable	1,233		329
Other current liabilities	5,489		3,523

Total current liabilities	8,058		5,786
Long-term debt	7,058		6,256
Other long-term liabilities	(1,300)		(1,300)
Shareholders' equity (deficit)	(3,946)		(562)

Total liabilities and shareholders' equity	$9,870		$10,180

(1)     Reflects the elimination of intercompany accounts and notes receivable.

Impact of VIEs on our consolidated income statement:

	Quarter Ended				Nine Months Ended
(Unaudited, amounts in thousands)	1/28/06		1/22/05		1/28/06		1/22/05

Sales	$10,838	(2)	$14,847	(2)	$27,272	(2)	$38,142	(2)
Cost of sales	1,313	(2)	1,765	(2)	4,221	(2)	2,441	(2)

Gross profit	9,525		13,082		23,051		35,701
Selling, general and administrative	10,489		11,321		26,950		38,710

Operating income (loss)	(964)		1,761		(3,899)		(3,009)
Interest expense	171		94		387		330
Other expense, net	(185	) (3)	(676	) (3)	(984	) (3)	(3,062	) (3)

Pre-tax income (loss)	(1,320)		991		(5,270)		(6,401)
Income tax expense (benefit)	(502)		378		(2,003)		(2,431)

Net income (loss) from continuing operations	$(818)		$613		$(3,267)		$(3,970)

(2) Includes the elimination of intercompany sales and cost of sales.
(3) Includes the elimination of intercompany interest income and interest expense.

Liquidity and Capital Resources

Our total assets decreased by 3.5% as compared to April 2005. Our total debt decreased by $16.0 million in comparison to the end of the 2005 fiscal year.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, stock repurchases, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the future. Capital expenditures for fiscal 2006 are planned at $26 million to $28 million compared to $35 million in fiscal 2005. There were no material commitments for capital expenditures at January 28, 2006. As of January 28, 2006, we had unused lines of credit and commitments of $195.4 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

(Unaudited, amounts in thousands)	Nine MonthsEnded
Cash Flows From (Used For)	1/28/06	1/22/05
Operating activities
Net income, depreciation and deferred taxes	$21,855	$36,701
Restructuring	8,411	13,401
Working capital and other	21,612	(36,211)

Cash provided from operating activities	51,878	13,891

Investing activities	(27,179)	(26,557)

Financing activities
Repurchase of common stock	(10,889)	(2,476)
Net increase (decrease) in debt	(17,054)	19,063
Other financing activities and exchange rate changes	(13,953)	(11,809)

Cash provided by (used for) financing activities and exchange rate changes	(41,896)	4,778

Net increase in cash and cash equivalents	$(17,197)	$(7,888)

Operating activities
The increase in 2006 operating cash flows was due mainly to a reduction of $15.3 million in receivables and $17.4 million in inventory. Although some of the inventory decrease was due to seasonality, we implemented strategies to reduce our inventories over the past nine months.

Investing activities
During the first nine months of fiscal 2006 and fiscal 2005, net cash used in investing activities was $27.2 million and $26.6 million, respectively. The increase in cash used for investing activities in fiscal 2006 was primarily reflected in an increase in investments. At April 30, 2005 we had significant cash and cash equivalents which were invested in longer term assets during fiscal 2006.

Financing activities
Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $42.2 million of cash in financing activities in the first nine months of fiscal 2006 compared to $3.4 million provided by financing activities of cash in the first nine months of fiscal 2005. During the first nine months of fiscal 2006 we increased cash from operating activities and were able to pay dividends and repurchase common stock. Our net borrowings were $36.1 million less in the fiscal 2006 first nine months in comparison to the prior year.

Our debt-to-capitalization ratio was 29.2% at January 28, 2006, 30.0% at April 30, 2005 and 31.6% at January 22, 2005.

The following table summarizes our contractual obligations of the types specified:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$194,054	$1,335	$37,580	$92,877	$62,262
Capital lease obligations	2,490	1,231	1,151	108	--
Operating lease obligations	262,814	35,042	64,781	52,818	110,173
Interest obligations	35,047	8,982	12,768	7,595	5,702
Other long-term liabilities not
reflected on our balance sheet	1,639	1,306	202	131	--

Total contractual obligations	$496,044	$47,896	$116,482	$153,529	$178,137

In addition to the above obligations, we have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $5.4 million. Of this amount, $2.4 million will expire within one year, $2.7 million in one to three years and $0.3 million in four to five years. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At January 28, 2006, we had $50.2 million in open purchase orders with foreign casegoods manufacturers, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans, however we may make discretionary contributions.  We have entered into several interest rate swap agreements with counter-parties that are participants in our revolving credit facility; however, we are currently in a favorable position on this swap so there are no obligations.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of January 28, 2006, 5.9 million additional shares could be purchased pursuant to this authorization.

Regulatory Developments

The Continued Dumping and Subsidy Offset Act (CDSOA) provides for distribution of monies collected by U.S. Customs from antidumping cases to  domestic producers that supported the antidumping petition.  The Dispute Settlement Body of the  World Trade Organization (WTO)  ruled that such payments violate the United States’ WTO obligations.   In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress  that  repeals CDSOA distributions to eligible  domestic producers for tariffs collected on imports entered into the United States after September 30, 2007.

According to U.S. Customs and Border Protection, as of October 1, 2005, approximately $117 million had been collected in tariffs and is potentially available for distribution under CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. These funds are subject to adjustment as the amount of the actual duties is determined retrospectively for those imports that are subject to  annual administrative reviews conducted by the U.S. Department of Commerce. Further, certain importers and Chinese producers have appealed the initial findings of the anti-dumping order to the U.S. Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of duties ultimately available for distribution. The tariffs attributable to importers and Chinese producers whose imports are subject  to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amount ultimately available for distribution in this case during 2006 will depend on tariffs  collected through September 30, 2006  that are not subject to  administrative reviews and pending legal appeals. Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other  domestic producers requesting distribution for the relevant time periods under CDSOA. Our percentage allocation for payments received in calendar 2005 was approximately 20%.  The payments received in calendar 2005 were immaterial in total dollars.  In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in 2006 or thereafter under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews, and our actual percentage allocation.

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

Restructuring

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in other upholstery facilities.   Approximately 413 jobs are expected to be eliminated as a result of this closure.  There were 21 employees remaining at the Canadian facility as of the end of the third quarter of fiscal 2006.  During the first nine months of fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.7 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.    During the third quarter of fiscal 2006, the decision was made to close a small 90,000 square foot upholstery manufacturing facility in Mississippi with production absorbed by other upholstery facilities.  Pre-tax restructuring charges relating to this closure were $0.4 million covering severance and benefits and the write-down of certain fixed assets. Severance costs and other costs for our restructurings were expensed  in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The write-downs were accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Somewhat offsetting these expenses for the upholstery restructurings was a gain of $0.7 million relating to the sale of two facilities in Mississippi idled as part of previous restructurings. We expect to dispose of these plants by sale.

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

Since our fiscal years end on the last Saturday of April, some of our fiscal years have 53 weeks while others have 52 weeks. Fiscal 2005 had 53 weeks whereas fiscal 2006 has 52 weeks. Although our fourth quarter, which this year includes 13 weeks versus 14 last year, is typically one of our strongest, consumer confidence and the macro economic environment remain somewhat uncertain despite recent favorable trends. On a comparable 13-week quarter from the prior year, we expect sales to be essentially flat against last year’s fourth quarter and reported earnings, with one less week, for the fiscal 2006 fourth quarter are forecasted to be in the range of $0.26 - $0.32 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. The majority of our exposure to interest rate risk results from our floating rate $150 million revolving credit facility under which we had $45 million borrowed at January 28, 2006. Management estimates that a 1% change in interest rates would not have a material impact on the results of operations for fiscal 2006 based upon the year end levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At January 28, 2006, we had foreign exchange forward contracts outstanding relating to the Canadian dollar. Substantially all of our imported purchased parts and finished goods are denominated in U.S. dollars. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2006.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information that is required to be timely disclosed is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

In November 2005, we implemented a new fixed asset system affecting all of our segments. We have assessed the internal controls over the key processes affected by the implementation of this system and concluded that we have maintained adequate internal control over financial reporting.

There were no other changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the third quarter, the Company adopted the 2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, effective January 1, 2005. The information is included in Exhibit (10).

ITEM 6. EXHIBITS

Exhibit Number	Description
(10)	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan
(11)	Statement of Computation of Per Share Earnings — See Note 4 to the financial statements included in this report.
(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(99.1)	Press Release dated February 14, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: February 14, 2006

BY: /S/ Louis M. Riccio, Jr. —————————————— Louis M. Riccio, Jr. Corporate Controller On behalf of the registrant and as Chief Accounting Officer

EXHIBIT (10)

2005

Executive Deferred Compensation Plan

Effective January 1, 2005

2005 La-Z-Boy Incorporated

Executive Deferred Compensation Plan

Preamble

WHEREAS, La-Z-Boy Incorporated (“Company”) previously established and maintained the La-Z-Boy Incorporated Executive Deferred Compensation Plan, a nonqualified deferred compensation plan, last amended and restated effective August 1, 2002 (and herein called the “Prior Plan”); and

WHEREAS, the Prior Plan was “frozen” effective December 31, 2004; and

WHEREAS, the Company desires to continue providing competitive total compensation to its Eligible Employees so the Company can attract and retain the executive talent necessary to drive the success of the Company; and

WHEREAS, the Company and its subsidiaries have established qualified retirement plans which include nondiscrimination and coverage limitations as imposed under §401(k), §401(m) and §410(b) of the Internal Revenue Code as well as maximum benefit limitations imposed by §402(g), §415 and §401(a)(17) of the Internal Revenue Code which may limit the maximum contributions and benefits which may be made to the tax qualified plans on behalf of some Eligible Employees of the Company; and

WHEREAS, the Company desires to provide a tax-deferred capital accumulation opportunity to a select group of management or highly compensated Employees through the deferral of compensation in order to encourage the Employees to maintain a long-term relationship with the Company and provide flexibility to the Employee in his financial planning; and

THEREFORE, the Company hereby establishes the 2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan (“Plan”) effective January 1, 2005.

Section I — Definitions

        As used in this Plan, the following terms shall have the meanings hereinafter set forth. The masculine pronoun shall be deemed to include the feminine, and the singular number shall be deemed to include the plural, unless a different meaning is plainly required by the context.

1.1	“Account” means an account established on the books of the Company for a Participant credited with an allocation hereunder.

1.2	“Active Participant” means a Participant who continues to be an employee of the Company and has not become a Terminated Participant.

1.3	“Annual Election Period” means the period specified by the Committee which ends no later than (a) prior to the beginning of the Plan Year during which Compensation to be deferred is expected to be earned and/or (b) six months prior to the end of the performance period with respect to which Incentive Compensation may be awarded.

1.4	“Base Compensation” means the Participant’s annual base salary, excluding bonus, commissions, incentive and all other remunerations for services rendered to Company and prior to reduction for any salary contributions to a plan established pursuant to §125 of the Code or qualified pursuant to §401(k) of the Code.

1.5	“Beneficiary” means any person(s) designated in writing (on the form approved by the Committee) by a Participant to receive payment under this Plan in the event of the Participant’s death. In the event the Participant has designated no beneficiary (or if the designated beneficiary has predeceased the Participant), Beneficiary shall mean the Participant’s estate.

1.6	“Board” means the Board of Directors of La-Z-Boy Incorporated.

1.7	“Change in Control” means a change in the ownership or effective control of the Company or in the ownership of a substantial portion of the assets of the Company, as more fully described in attached Exhibit A, which shall be interpreted in accordance with Code Section 409A(a)(2)(A)(v) and regulations and other guidance thereunder.

1.8	“Code” means the Internal Revenue Code of 1986, as amended.

1.9	“Committee” means the group charged with administration of the Plan and having the powers provided in Section VIII and shall consist of the Compensation Committee of the Board of Directors.

1.10	“Company” means La-Z-Boy Incorporated, a Michigan Corporation, and its successors and assigns.

1.11	“Company Contribution Account” means the bookkeeping account maintained by the Company for each Participant that is credited with an amount equal to the Company Discretionary Contribution, the Company Matching Contribution and earnings and losses on such amounts pursuant to Sections 4.1 and 4.2.

1.12	“Company Discretionary Contribution” means such discretionary amount, contributed by the Company to a Company Contribution Account for an eligible Participant for a Plan Year. Such amount shall generally represent, but may not necessarily be, the amount of profit sharing or discretionary contribution, which cannot be contributed to the respective qualified retirement plan and may differ from Participant to Participant both in amount, (including no contribution) and as a percentage of Compensation.

1.13	“Company Matching Contribution” means any addition made by the Company to a Participant’s Company Contribution Account attributable to a compensation deferral election made by such Participant under the Qualified 401(k) Plan.

1.14	“Compansation” means the Participant's remuneration as defined in the Qualified 401(k) Plan, but without the Code §401(a)(17) limitation.

1.15	“Deferral Account” means the bookkeeping account maintained by the Company for each Participant that is credited with amounts equal to the portion of the Participant’s Compensation that he elects to defer, if any, and earnings and losses on such amounts pursuant to Section 4.1.

1.16	“Disabled” means the date when a Participant (i) is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) is by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than 3 months under an accident and health plan covering Employees of the Company, provided that this definition shall be interpreted in accordance with Code Section 409A(a)(2)(A)(v) and regulations and other guidance thereunder. Notwithstanding (i) and (ii), a Participant shall be deemed Disabled when determined to be totally disabled by the Social Security Administration.

1.17	"Distributable Amount" means the vested balance in the Participant's Deferral Account or in his Company ContributionAccount.

1.18	“Distributable Event” means the event that triggers a distribution under the Plan including a Separation From Service, death, Disability or a Scheduled Withdrawal Date.

1.19	“Effective Date” means January 1, 2005

1.20	“Eligible Employee” means any Employee or former Employee who is or was among a select group of management or highly compensated Employees of the Company and either is a Pre-2005 Participant or (i) has a Base Compensation of at least $125,000, (ii) is a General Manager of a Company-owned La-Z-Boy Retail store, or (iii) has been selected by the Committee and approved by the Board to participate in the Plan.

1.21	"Employee" means any individual employed by the Company or any of its subsidiaries.

1.22	"ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

1.23	“Fund” or “Funds” means one or more of the investment funds selected by the Committee pursuant to Sections 3.5(b) and 8.3.

1.24	“Incentive Compensation” means an executive’s bonus compensation received under the La-Z-Boy Incorporated Bonus Program, provided (and to the extent) such bonus compensation is “performance-based” within the meaning of Section 409A(a)(4)(B)(iii) of the Code. “Performance-based” refers to compensation for which the amount of, or entitlement to, the compensation is contingent on the satisfaction of preestablished Company, business unit or individual performance criteria relating to a period of at least 12 consecutive months and shall not include any amount that will be paid regardless of performance, or based on a level of performance that is substantially certain to be met at the time the criteria are established. Performance criteria shall be established in writing no later than 90 days after the commencement of the performance period.

1.25	“Initial Election Period” means

a)	for a Participant who is first eligible on the Effective Date, a period beginning December 1, 2004 and ending March 15, 2005; or

b)

for a Participant who first becomes eligible after the Effective Date, a 30-day period commencing on the first day he becomes an Eligible Employee; provided that (i) elective deferrals may only be made with respect to compensation earned subsequent to the initial election, (ii) such Initial Election Period shall not be available to a Participant who is already participating (or previously participated) in another non-qualified deferred compensation plan of the Company which is an account balance plan; and (iii) with respect to a deferral of Incentive Compensation, the election will only apply to the portion of the compensation equal to the total amount of the compensation for the performance measurement period multiplied by the ratio of the number of days remaining in the performance measurement period after the election, over the total number of days in the performance measurement period.

1.26	“Interest Rate” means, for each Fund, an amount equal to the net gain or loss on the assets of such Fund.

1.27	“Participant” means an Eligible Employee who has become a Participant in this Plan in accordance with Section II.

1.28	“Payment Date” means the first March 31st, after a Distributable Event occurs, unless a Distributable Event occurs between March 1st and March 30th, in which case the Payment Date is the second March 31st after a Distributable Event occurs.

1.29	"Plan" means the 2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan.

1.30	"Plan Year" means the twelve-month period coinciding with the calendar year.

1.31	“Pre-2005 Participant” means an Employee (including a Participant in this Plan) or former Employee of the Company or one of its subsidiaries who has a Company Contribution Account balance in the Prior Plan which had not become vested as of the Effective Date of this Plan and the balance is held in a Prior Account.

1.32	“Prior Account” means the non-vested balance of the bookkeeping account maintained under the Prior Plan for each Pre-2005 Participant as of the Effective Date of this Plan.

1.33	“Prior Plan” means the La-Z-Boy Incorporated Executive Deferred Compensation Plan, last amended and restated effective August 1, 2002

1.34	“Qualified 401(k) Plan” means the La-Z-Boy Incorporated Retirement Savings Plan or the qualified plan of the Company or Subsidiary having §401(k) and or §401(m) features applicable to the Participant.

1.35	“Qualified Profit Sharing Plan” means the La-Z-Boy Incorporated Profit Sharing Plan or the qualified plan of the Company or Subsidiary having employer profit sharing allocations applicable to the Participant.

1.36	“Rabbi Trust” or “Trust” means the 2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan Trust, a grantor trust established by the Company to hold funds equal to the liability of the Plan.

1.37	“Salary Deferral” means the total amount deferred by the Participant from his Base or Incentive Compensation under Section 3.2.

1.38	“Scheduled Withdrawal Date” means the distribution date elected by the Participant for a withdrawal of amounts from a Participant’s Deferral Account, including earnings and losses attributable thereto, as set forth on the election form for such Plan Year, and pursuant to Section 6.1(b).

1.39	“Separation From Service” means the date upon which a Participant is no longer an Employee of the Company, determined under the rules and procedures described in attached Exhibit B.

1.40	“Specified Employees” means Employees who (i) own at least 5 percent of the stock of the Company; (ii) own at least 1 percent of the stock of the Company and have compensation from the Company in excess of $150,000 a year (not indexed); or (iii) are officers of the Company with compensation in excess of $130,000 a year (indexed in $5,000 increments), but not to exceed fifty (50) Employees (or if lesser, the greater of three (3) Employees or ten (10) percent of the Company’s Employees.

1.41	“Subsidiary” means a corporation, domestic or foreign, the majority of whose voting stock is owned directly or indirectly by the Company.

1.42	“Terminated Participant” means a Participant who has Separated From Service with the Company but who still maintains a balance in his Account under the Plan.

1.43	"Trustee" means Wachovia Bank, NA, and its successors and assigns.

1.44	“Unforeseeable Emergency” means a severe financial hardship to the Participant resulting from an illness or accident of the Participant, the Participant’s spouse, or a dependent (as defined in Code Section 152(a)) of the Participant, loss of the Participant’s property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of the Participant. The foregoing requirements shall be met only if, as determined under regulations of the U.S. Secretary of the Treasury, the amounts distributed with respect to such an emergency do not exceed the amounts necessary to satisfy such emergency plus amounts necessary to pay taxes reasonably anticipated as a result of the distribution, after taking into account the extent to which such emergency is or may be relieved through reimbursement or compensation by insurance or otherwise or by liquidation of the Participant’s assets (to the extent the liquidation of such assets would not itself cause severe financial hardship).

1.45	"Vested" means the nonforfeitable portion of a Participant's Account.

1.46	“Year of Service” means the period that is measured on an elapsed time basis from a Participant’s initial date of employment with the Company until the date his employment with the Company terminates. A Participant will be credited with a full Year of Service for each completed Year of Service. No fractional Years of Service will be credited. In the event of a break in service, a Participant’s rehire date will be treated as an initial date of employment with the Company.

Section II — Eligibility

2.1	Eligibility

Any Eligible Employee who is selected by the Committee and approved by the Board shall be eligible to participate in the Plan.

2.2	Time of Participation

Once selected, the Eligible Employee shall become a Participant and begin accruing benefits at the time specified by the Committee upon completion of all election forms including any required insurance application. The Committee shall designate the subsection(s) of Section III under which each Participant shall be eligible to participate.

Section III – CONTRIBUTIONS

3.1	In General

The Committee, in its sole discretion shall determine upon each Participant’s initial participation in the Plan, which Participant shall be eligible to defer Compensation (including Incentive Compensation) pursuant to Sections 3.2 and/or to receive allocations under Sections 3.3 and/or 3.4; provided that he is determined by the Committee to belong to a select group of management or highly compensated employees. A Participant shall cease to participate in this Plan on the earliest of (i) Separation From Service, (ii) becoming Disabled, (iii) death, or (iv) subject to completion of deferrals under previous irrevocable elections, upon removal of the Participant from participation by the Committee (e.g., because he no longer meets the definition of “management or highly compensated employee”); provided, however, that no such event shall impair the Participant’s right to become vested in and to receive (upon a permitted distribution event described in Section VI) benefits accrued under this Plan prior to such removal, recognizing that the amount of such benefits may increase or decrease over time, depending on investment results and other factors.

Elections to Defer Compensation

Each Plan Year, a Participant may irrevocably elect in writing to have a percentage reduction of his Base Compensation for the Plan Year and/or Incentive Compensation for the performance measurement period, and in lieu thereof, have such elective deferral percentage credited to an unfunded account on the books of the Company. All of the following conditions must be met for such compensation reduction to become effective:

a)	Beginning with the 2006 Plan Year, a Base Compensation deferral agreement must be executed during the Annual Election Period;

b)

An Incentive Compensation deferral agreement must be executed no later than six months prior to the end of a 12-month performance measurement period, and in no event after such Incentive Compensation has become both substantially certain to be paid and readily ascertainable in amount, and shall only be valid if the Participant performs services continuously from no later than the date the performance criteria are established through the date of the Incentive Compensation deferral agreement;

c)

A deferral election may be expressed as a percentage which shall not exceed 100% of the Participant’s Compensation or Incentive Compensation (as applicable), provided that the total amount deferred by a Participant shall be limited in any calendar year, if necessary, to satisfy Social Security Tax (including Medicare), income tax and employee benefit plan withholding requirements. The minimum elective deferral which may be made in any Plan Year by a Participant shall not be less than 5% of such Participant’s Base Compensation, or 5% of such Participant’s Incentive Compensation.

Each Eligible Employee who had been participating in the Prior Plan on December 31, 2004 shall continue as a Participant in this Plan until his participation ceases pursuant to Section 3.1. Continuing participation during 2005 shall be contingent upon timely execution and filing of deferral agreements during the applicable Initial Election Period. Each executive hired or promoted on or after December 31, 2004 may commence participation upon being selected and approved as a Participant, by executing and filing a Base Compensation deferral agreement and/or an Incentive Compensation deferral agreement, applicable for compensation with respect to services rendered after such agreement(s), provided that Base Compensation and Incentive Compensation deferral agreements for the initial deferral year must be executed and filed during his Initial Election Period (if applicable; otherwise during an Annual Election Period).

3.2	Company Discretionary Contribution

To the extent allocations to a Participant under the Company Qualified Profit Sharing Plan are precluded or limited, the Company may credit a corresponding amount to such Participant’s Account under this Plan. The Company shall determine the amount of any other Company Discretionary Contribution to be credited to the Account of a Participant. Any such amounts may vary by Participant and each allocation may be subject to a different vesting schedule.

3.3	Company Matching Contribution

A Participant in this Plan who participates during a Plan Year in a Qualified 401(k) Plan and who makes sufficient 401(k) elective deferrals to be entitled to the maximum employer matching contribution under the Qualified 401(k) Plan for that Plan Year, may also be eligible to receive a Company Matching Contribution under this Plan. If so eligible, the Company shall credit the Company Contribution Account of the Participant with a matching contribution amount which is equal to the excess, if any, of A over B, where:

“A” is the amount of matching contribution that would have been contributed to the applicable Qualified 401(k) Plan for the Plan Year determined without the limitations imposed by §401(k), §401(m), §401(a)(17), §412(g) or §415 of the Code; and

“B” is the actual matching contribution made on behalf of the Participant to the Qualified §401(k) Plan.

3.4	Investment Elections

a)

At the time of initial participation in the Plan under Section II and upon making the deferral elections described in Section 3.2, the Participant shall designate, on a form provided by the Committee, the types of investment funds in which the Participant’s Account will be deemed to be invested for purposes of determining the amount of earnings to be credited to that Account. In making the designation pursuant to this Section 3.5(a), the Participant may specify that all or any multiple of his Account be deemed to be invested, in whole percentage increments, in one or more of the types of investment funds provided under the Plan as communicated from time to time by the Committee. Effective as of the end of any business day, a Participant may change the designation made under this Section 3.5(a) by filing an election, on a form provided by the Committee. If a Participant fails to elect a type of fund under this Section 3.5, he shall be deemed to have elected the Money Market type of investment fund.

b)

Although the Participant may designate the type of investments as described in Section 3.5(a) above, the Committee shall not be bound by such designation. The Committee shall select from time to time, in its sole and absolute discretion, commercially available investments for each of the types of Funds communicated by the Committee to the Participant pursuant to Section 3.5(a) above to be the Funds. The Interest Rate of each such commercially available investment fund shall be used to determine the amount of earnings or losses to be credited to the Participant’s Account under Section IV.

SECTION IV — ACCOUNTS

4.1	Deferral Accounts

The Committee shall establish and maintain a Deferral Account for each Participant under the Plan. Each Participant’s Deferral Account shall be further divided into separate sub accounts (“investment fund sub accounts”), each of which corresponds to an investment fund elected by the Participant pursuant to Section 3.5(a). A Participant’s Deferral Account shall be credited as follows:

a)

On the third business day after amounts are deferred, and withheld from a Participant’s Compensation, the Committee shall credit the investment fund sub accounts of the Participant’s Deferral Account with an amount equal to Compensation deferred by the Participant in accordance with the Participant’s election under Section 3.5(a); that is, the portion of the Participant’s deferred Compensation that the Participant has elected to be deemed to be invested in a certain type of investment fund shall be credited to the investment fund sub account corresponding to that investment fund.

b)

Each business day, each investment fund sub account of a Participant’s Deferral Account shall be credited with earnings or losses in an amount equal to that determined by multiplying the balance credited to such investment fund sub account as of the prior day plus contributions credited that day to the investment fund sub account by the Interest Rate for the corresponding fund selected by the Company pursuant to Section 3.5 (b).

c)

In the event that a Participant elects for a given Plan Year’s deferral of Compensation to have a Scheduled Withdrawal Date pursuant to Section 6.1(b), all amounts attributed to the deferral of Compensation for such Plan Year shall be accounted for in a manner which allows separate accounting for the deferral of Compensation and investment gains and losses associated with such Plan Year’s deferral of Compensation.

4.2	Company Contribution Account

The Committee shall establish and maintain a Company Contribution Account for each Participant under the Plan. Each Participant’s Company Contribution Account shall be further divided into separate investment fund sub accounts corresponding to the investment fund elected by the Participant pursuant to Section 3.5(a). A Participant’s Company Contribution Account shall be credited as follows:

a)

Effective the third business day after a Company Discretionary Contribution Amount and/or Company Matching Contribution Amount is calculated and approved, the Committee shall credit the investment fund sub accounts of the Participant’s Company Contribution Account with an amount equal to the Company Discretionary Contribution Amount, if any, applicable to that Participant, that is, the proportion of the Company Discretionary Contribution Amount, if any, and/or Company Matching Contribution Amount, if any, which the Participant elected to be deemed to be invested in a certain type of investment fund shall be credited to the corresponding investment fund sub account; and

b)

Each business day, each investment fund sub account of a Participant’s Company Contribution Account shall be credited with earnings or losses in an amount equal to that determined by multiplying the balance credited to such investment fund sub account as of the prior day plus contributions credited that day to the investment fund sub account by the Interest Rate for the corresponding Fund selected by the Company pursuant to Section 3.5(b).

4.3	Prior Account

The Committee shall maintain a Prior Account for each Pre-2005 Participant under the Prior Plan. Each Pre-2005 Participant’s Prior Account shall be further divided into separate investment fund sub accounts corresponding to the investment fund elected by the Pre-2005 Participant pursuant to Section 3.5(a). Each business day, each investment fund sub account of a Pre-2005 Participant’s Prior Account shall be credited with earnings or losses in an amount determined by multiplying the balance credited to such investment fund sub account as of the prior day plus contributions credited that day to the investment fund sub account by the Interest Rate for the corresponding Fund selected by the Company pursuant to Section 3.5(b).

SECTION V – VESTING

5.1	Vesting In General

Subject to the right of the Company to discontinue the Plan as provided in Section IX, a Participant shall have a nonforfeitable interest in benefits payable from his Account as follows:

a)	Deferral Account — A Participant shall have a 100% nonforfeitable interest in benefits payable from his Deferral Account.

b)

Company Contribution Account — A Participant shall have a nonforfeitable interest in benefits payable under the Plan from his Company Contribution Account attributable to matching or profit sharing contributions, which were not able to be contributed to the respective Qualified §401(k) or Profit Sharing Plan at a rate of 25% per year of Company Service. Company Service accrued under the Prior Plan shall be counted toward vesting under this Plan.

c)

Prior Account — A Pre-2005 Participant shall vest at a rate of 25% per year of Company Service in benefits payable under the Plan from his Prior Account which are attributable to prior contributions made by the Company and any interest thereon. Company Service accrued under the Prior Plan shall be counted toward vesting under this Plan.

5.2	Vesting upon Plan Termination or Change in Control

Notwithstanding the above, in the event the Plan is terminated by the Board, or there is a Change in Control, all Participants who are actively employed on the date the Plan is terminated or the Change in Control occurs shall be immediately vested in their benefits under the Plan.

5.3	Vesting upon Sale of Company-Owned Retail Store

Notwithstanding the above, in the event the Company sells one of its retail stores, and as a result the employment of the manager of such retail store is terminated by the Company, then such manager shall be immediately vested in his benefit under the Plan.

SECTION VI – DISTRIBUTION OF BENEFITS

6.1	General Rule

a)

Distributions upon Separation From Service. The Distributable Amount shall be paid to the Participant (or to his Beneficiary if the Participant has died) in a lump sum on the Participant’s Payment Date following the Participant’s Separation From Service. A Scheduled Withdrawal Date (i.e., an alternative time and form of benefit) may instead be elected by the Participant each year, but only with respect to amounts in a Participant’s Deferral Account, on the form provided by the Company, during the applicable Annual Election Period from among the following:

(1)	Substantially equal annual installments over a period of time not to exceed fifteen (15) years, commencing on the Participant’s Payment Date;

(2)

Substantially equal annual installments over a period of time not to exceed fifteen (15) years, commencing on a specified Payment Date (but in no event shall be later than the Payment Date that is five (5) years after the Participant’s Separation From Service); OR

(3)	A lump sum payment on a specified Payment Date (but in no event on a Payment Date that is five (5) years after the Participant’s Separation From Service).

Notwithstanding the foregoing provisions of this Section 6.1(a), any portion of the Distributable Amount that is subject to a Scheduled Future Date Distribution election under Section 6.1(b), shall not be distributed until the Scheduled Withdrawal Date, or if the Scheduled Future Date Distributions have already commenced, such distributions shall continue pursuant to such schedule.

Notwithstanding previous installment elections under Section 6.1(a)(1) or Section 6.1(a)(2), in the case of a Participant who Separates From Service with the Company and has a balance of $25,000 or less in either his Company Contribution Account or his Deferral Account, or both, the Distributable Amount for such Account(s) shall be paid to the Participant (and after his death to his Beneficiary) in a lump sum distribution on the Participant’s Payment Date.

Notwithstanding the foregoing provisions of this Section 6.1(a), a distribution (or commencement of annual installments) to a Specified Employee shall be delayed until the first date of the seventh month following the date of Separation From Service (or until death, if earlier). In the case of installments, the second installment will be paid on the next Payment Date, and each subsequent installment will be paid on each Payment Date thereafter.

The Participant’s Account shall continue to be credited with earnings pursuant to Section IV of the Plan until all amounts credited to his Account under the Plan have been distributed.

b)

Scheduled Future Date Distributions. A Participant may elect that all of his Base Compensation and Incentive Compensation which the Participant elects to defer during an Annual Election Period shall be distributed in

i.	a lump sum; or

ii.	2 to 15 substantially equal annual installments commencing

on a Scheduled Withdrawal Date. However, an installment election shall not be available if the value on the Scheduled Withdrawal Date of the Distributable Amount so elected (and separately accounted for under Section 4.1(c)) is less than $25,000. In such case, a lump sum distribution will occur.

c)

Distribution upon Separation From Service due to Death. In the event a Participant dies while in the employ of the Company, any unvested portion of the Participant’s Company Contribution Account, shall become immediately vested, and the Company shall distribute the Participant’s undistributed Account to the Participant’s Beneficiary as a lump sum payment.

d)

Death Benefit after Separation From Service. In the event a Participant dies after his Separation From Service and still has a vested balance in his Account, the vested balance of such Account shall be paid to the Participant’s Beneficiary as a lump sum payment.

e)

Distribution upon Separation From Service due to Disability. In the event a Participant becomes Disabled while in the employ of the Company, the Company shall commence distributions pursuant to Sections 6.1(a) and 6.1(b) above.

6.2	Election Changes

a)	An Active Participant, a Pre-2005 Participant or a Terminated Participant may elect to change the time and form of a distribution from the Plan, provided that all of the following conditions are met:

i.

An election change will not take effect until at least 12 months after the date on which the election is made (i.e., the election change will be void if death, Disability or a Separation from Service occurs within 12 months of the election change);

ii.

the payment (or first installment) with respect to which such election is made must be deferred for a period of at least 5 years from the date such payment (or first installment) would otherwise have been made, and, in the case of installments, payment of each installment after the first installment shall also be deferred for a period of at least 5 years (except in the case of death, Unforeseeable Emergency, or in the event a Participant becomes Disabled); and

iii.	an election change may not be made less than 12 months prior to the existing Payment Date.

6.3	Unforeseeable Emergency Distribution

a)

General Rule. A Participant may request a distribution from his Deferral Account, prior to a scheduled Payment Date, in the event of an Unforeseeable Emergency. The request to take a distribution shall be made by completing a form provided by and filed with the Committee. If the Committee determines that the requested distribution is for the purpose of meeting an Unforeseeable Emergency in accordance with Section 1.44 of the Plan, and that the requested distribution is necessary to relieve the Unforeseeable Emergency then the amount determined by the Committee, sufficient to meet the Unforeseeable Emergency in accordance with Section 1.44 of the Plan shall be paid in a single cash lump sum as soon as practicable.

b)

New Deferral Election. Once a Participant’s deferral election(s) is cancelled pursuant to this Section 6.3(a), notwithstanding that a distribution might be granted, a Participant may not elect to again defer, pursuant to Section 3.2 of the Plan for at least 12 months from the date that the distribution under this Section is requested.

6.4	Tax Withholding

With respect to any benefit payments under the Plan, Company shall make all appropriate income tax withholdings; however, the Participant will be solely liable for any and all income taxes applicable on such benefit payments.

The benefits, which accrue under the Plan, are subject to FICA taxes (which include the Old-Age, Survivors and Disability Insurance tax and/or Medicare tax as the case may be) which may become due before the benefits are actually paid as provided under Code §3121(v)(2) and related IRS regulations. To ensure proper compliance with these regulations, the Company will calculate the amount of FICA tax when it becomes due and notify the Participant of the amount of his share of such tax. Company will remit the entire tax to the IRS and arrange for the collection of the Participant’s share of the tax from the Participant. Company may provide the Participant with additional compensation to offset his share of such tax, however, the Participant will be solely liable for his share of FICA taxes on benefits accrued under the Plan.

6.5	Other

Notwithstanding any other provisions of the Plan, if any amounts held in trust are found, due to the creation or operation of Trust, in a final decision by a court of competent jurisdiction, or under a “determination” by the Internal Revenue Service in a closing agreement tin audit or a final refund disposition (within the meaning of §1313(a) of Internal Revenue Code of 1986, as amended), to have been includable in the gross income of a Participant or Beneficiary prior to payment of such amounts from Trust, the trustee for the Trust shall, as soon as practicable, pay to such Participant or Beneficiary an amount equal to the amount determined to have been includable in gross income in such determination, and shall accordingly reduce the Participant’s or Beneficiary’s Account. The trustee shall not make any distribution to a Participant or Beneficiary pursuant to this Section 6.5 unless it has received a copy of the written determination described above together with any legal opinion which it may request as to the applicability thereof.

6.6	Inability to Locate Participant

In the event that the Committee is unable to locate a Participant or Beneficiary within two (2) years following the required Payment Date, the amount allocated to the Participant’s Account shall be forfeited. If, after such forfeiture, the Participant or Beneficiary later claims such benefit, such benefit shall be reinstated without interest or earnings.

Section VII — Funding

7.1	Unfunded Plan

Benefits under this Plan shall be paid from the general assets of the Company. The Plan shall be administered as an unfunded plan which is maintained primarily for the purpose of providing supplemental retirement compensation “for a select group of management or highly compensated employees” as set forth in Sections 201(2), 301(3), and 401(a)(1) of the ERISA, and is not intended to meet the qualification requirements of §401 of the Code. Any use of the words “contributions” or “contribute,” or any similar phrase, shall not require actual contributions or funding of this Plan and is only used for convenience when describing the deferral and supplemental retirement benefit activities of this Plan.

7.2	Rabbi Trust

Company shall establish the Rabbi Trust and, subject to the rules of this section and consistent (in form and in operation) with the requirements of Code Section 409A(b), make contributions to it for the purpose of providing a source of funds to meet the liabilities of the Plan. It is generally intended that contributions to the Rabbi Trust will be made by Company at least annually in an amount equal to the Salary Deferrals Contributions and any Company Matching Contributions or other Company Discretionary Contributions related to the Plan for the year as calculated and approved pursuant to Sections 3.3 and 3.4. However, no contribution shall be required if the fair value of the assets in the Rabbi Trust exceeds the value of all benefits under the Plan. Salary Deferrals shall always be contributed to the Rabbi Trust, but the Company shall have discretion regarding whether to transfer funds to the Rabbi Trust for the Company Matching Contribution and Company Discretionary Contribution. Contributions to the Rabbi Trust shall be made at approximately the same time as contributions of like amounts would have been made to the respective Qualified 401(k) Plan or the Qualified Profit Sharing Plan.

In the event of a Change in Control, to the extent consistent (in form and operation) with the requirements of Code Section 409A(b), the Company shall be required to make additional contributions to the Rabbi Trust within 30 days of the date of the Change in Control and annually thereafter within 90 days after the end of each Plan Year, such that the fair value of the assets in the Rabbi Trust are sufficient to fund the value of all benefits of the Plan accrued at the date of Change in Control and thereafter at the end of the Plan Year.

Any assets set aside in the Rabbi Trust shall not be deemed to be the property of the Participant and shall be subject to claims of the creditors of the Company. No Participant or Beneficiary shall have any claim against, right to, or security or other interest in, any fund, account or asset of Company from which any payment under the Plan may be made.

Notwithstanding the above provisions, no Rabbi Trust assets shall be located or transferred outside of the United States and no property shall be transferred to the Trust in connection with an adverse change in the Company’s financial health.

SECTION VIII – PLAN ADMINISTRATION

8.1	General Duty

The Plan shall be administered by the Committee. Members of the Committee shall serve in such capacity until resignation or removal by the Board. It shall be the principal duty of the Committee to determine that the provisions of the Plan are carried out in accordance with its terms, for the exclusive benefit of persons entitled to participate in the Plan.

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

The Committee shall have full power to administer the Plan in all of its details, subject to the applicable requirements of the law on behalf of the Participants and their Beneficiaries, shall enforce the Plan in accordance with its terms, shall be charged with the general administration of the Plan, and shall have all powers necessary to accomplish its purposes, including, but not by way of limitation, the following:

(1)	To select the Funds in accordance with Section 3.5(b) hereof;

(2)	To construe and interpret the terms and provisions of this Plan;

(3)	To compute and certify to the amount and kind of benefits payable to Participants and their Beneficiaries;

(4)	To maintain all records that may be necessary for the administration of the Plan;

(5)	To provide for the disclosure of all information and the filing or provision of all reports and statements to Participants, Beneficiaries or governmental agencies as shall be required by law;

(6)	To make and publish such rules for the regulation of the Plan and procedures for the administration of the Plan as are not inconsistent with the terms hereof;

(7)

To appoint a Plan administrator or any other agent, and to delegate to them such powers and duties in connection with the administration of the Plan as the Committee may from time to time prescribe; and

(8)	To take all actions necessary for the administration of the Plan, including determining whether to hold or discontinue the Policies.

8.4	Construction and Interpretation

The Committee shall have full discretion to construe and interpret the terms and provisions of this Plan, which interpretations or construction shall be final and binding on all parties, including but not limited to the Company and any Participant or Beneficiary. The Committee shall administer such terms and provisions in a uniform and nondiscriminatory manner and in full accordance with any and all laws applicable to the Plan. At all times, the Plan will also be interpreted and administered to maintain intended income tax deferral in accordance with Code Section 409A and regulations and other guidance issued thereunder.

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

a)

Claim — A person who believes that he is being denied a benefit to which he is entitled under this Plan (hereinafter referred to as “Claimant”) must file a written request for such benefit with the Company, setting forth his claim. The request must be addressed to the President of the Company at its then principal place of business.

b)

Claim Decision — Upon receipt of a claim, the Company shall advise the Claimant that a reply will be forthcoming within ninety (90) days and shall, in fact, deliver such reply within such period. The Company may, however, extend the reply period for an additional ninety (90) days for special circumstances.

If the claim is denied in whole or in part, the Company shall inform the Claimant in writing, using language calculated to be understood by the Claimant, setting forth: (A) the specified reason or reasons for such denial; (B) the specific reference to pertinent provisions of this Plan on which such denial is based; (C) a description of any additional material or information necessary for the Claimant to perfect his claim and an explanation of why such material or such information is necessary; (D) appropriate information as to the steps to be taken if the Claimant wishes to submit the claim for review; and (E) the time limits for requesting a review under subsection (c).

c)

Request For Review — Within sixty (60) days after the receipt by the Claimant of the written opinion described above, the Claimant may request in writing that the Committee review the determination of the Company. Such request must be addressed to the Secretary of the Company, at its then principal place of business. The Claimant or his duly authorized representative may, but need not, review the pertinent documents and submit issues and comments in writing for consideration by the Committee. If the Claimant does not request a review within such sixty (60) day period, he shall be barred and estopped from challenging the Company’s determination.

d)

Review of Decision — Within sixty (60) days after the Committee’s receipt of a request for review, after considering all materials presented by the Claimant, the Committee will inform the Participant in writing, in a manner calculated to be understood by the Claimant, the decision setting forth the specific reasons for the decision containing specific references to the pertinent provisions of this Plan on which the decision is based. If special circumstances require that the sixty (60) day time period be extended, the Committee will so notify the Claimant and will render the decision as soon as possible, but no later than one hundred twenty (120) days after receipt of the request for review.

8.8	Furnishing Information or Providing Other Reports

The Committee shall provide Participant under procedures established by the Committee (i) a statement with respect to such Participant’s Accounts on a least a quarterly basis, (ii) a description of the Plan, and (iii) such other information or notices as required by ERISA or other applicable law. After Payment by the Participant of a reasonable charge, which charge may be waived by the Committee, the Committee shall provide the Participant with a copy of the Plan upon written request by the Participant. The Committee shall also file with government authorities any reports or returns required.

Section IX — Amendment and Discontinuance

9.1	In General

The Company hereby reserves the right and power, by action of the Board or the Committee, to amend, suspend or terminate the Plan in whole or in part, at any time. Included in the Company’s right to amend, suspend or terminate is the Company’s right at any time to no longer permit any additional participants under the Plan, to cease making benefit allocations, and to distribute all Account balances upon Plan termination. The Committee may promulgate rules and procedures from time to time to carry out the provisions of this Section IX. However, in no event shall the Company or Committee have the right to eliminate or reduce any benefit which has been vested or become nonforfeitable under the Plan pursuant to Section V. No adopting Company other than the Company shall have the right to amend or terminate the Plan, but a Company shall have the right to cease or suspend participation in the Plan.

SECTION X – GENERAL PROVISIONS

10.1	Unsecured General Creditor.

Participants and their Beneficiaries, heirs, successors, and assigns shall have no legal or equitable rights, claims, or interest in any specific property or assets of the Company. No assets of the Company shall be held in any way as collateral security for the fulfilling of the obligations of the Company under this Plan. Any and all of the Company’s assets shall be, and remain, the general unpledged, unrestricted assets of the Company. The Company’s obligation under the Plan shall be merely that of an unfunded and unsecured promise of the Company to pay money in the future, and the rights of the Participants and Beneficiaries shall be no greater than those of unsecured general creditors. It is the intention of the Company that this Plan be unfunded for purposes of the Code and for purposes of Title 1 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”).

10.2	Restriction Against Assignment.

The Company shall pay all amounts payable hereunder only to the person or persons designated by the Plan and not to any other person or corporation. No part of a Participant’s Accounts shall be liable for the debts, contracts, or engagements of any Participant, his Beneficiary, or successors in interest, nor shall a Participant’s Accounts be subject to execution by levy, attachment, or garnishment or by any other legal or equitable proceeding, nor shall any such person have any right to alienate, anticipate, sell, transfer, commute, pledge, encumber, or assign any benefits or payments hereunder in any manner whatsoever. If any Participant, Beneficiary or successor in interest is adjudicated bankrupt or purports to anticipate, alienate, sell, transfer, commute, assign, pledge, encumber or charge any distribution or payment from the Plan, voluntarily or involuntarily, the Committee, in its discretion, may cancel such distribution or payment (or any part thereof) to or for the benefit of such Participant, Beneficiary or successor in interest in such manner as the Committee shall direct.

Notwithstanding the preceding paragraph,

a.	To the extent required under final judgment, decree or order (including approval of a property settlement agreement) made pursuant to a state domestic relations law, any portion of a Participant’s Plan benefits may be paid or set aside for payment to a spouse, former spouse, or child of the Participant. Any benefit so set aside for a spouse, former spouse, or child shall be paid out as and when benefits are paid to the Participant, unless the Committee agrees to a different time and/or form of payment to such recipient(s). Any payment made to a person other than the Participant pursuant to this Section shall be reduced by tax withholding, if required by law; the fact that payment is made to a person other than the Participant may not prevent such payment from being includible in the gross income of the Participant for withholding and income tax reporting purposes.

b.	The Company’s liability to pay benefits to a Participant shall be reduced to the extent that amounts have been paid or set aside for payment to a spouse, former spouse, or child pursuant to subparagraph (a) of this Section. No such transfer shall be effectuated unless the Company or Committee has been provided with satisfactory evidence that the Company and the Committee are released from any further claim with respect to such amounts, in any case in which (i) the Company or Committee has been served with legal process or otherwise joined in a proceeding relating to such transfer, (ii) the Participant has been notified of the pendency of such proceeding in the manner prescribed by law of the jurisdiction in which the proceeding is pending for service of process in such action or by mail from the Employer or Committee to the Participant’s last known mailing address, and (iii) the Participant fails to obtain an order of the court in the proceeding relieving the Company or Committee from the obligation to comply with the judgment, decree, or order.

c.	The Company and Committee shall not be obligated to defend against or set aside any judgment, decree, or order described in subparagraph (i), or any legal order relating to the garnishment of a Participant’s benefits, unless the full expense of such legal action is borne by the Participant. In the event that the Participant’s action (or inaction) nonetheless causes the Company or Committee to incur such expense, the amount of the expense may be charged against the Participant’s Plan benefits and thereby reduce the Company’s obligation to pay benefits to the Participant. In the course of any proceeding relating to divorce, separation, or child support, the Company and Committee shall be authorized to disclose information relating to the Participant’s benefits to the Participant’s spouse, former spouse, or child (including the legal representatives of the spouse, former spouse, or child), or to a court.

10.3	Receipt or Release.

Any payment to a Participant or the Participant’s Beneficiary in accordance with the provisions of the Plan shall, to the extent thereof, be in full satisfaction of all claims against the Committee and the Company. The Committee may require such Participant or Beneficiary, as a condition precedent to such payment, to execute a receipt and release to such effect.

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

This Plan shall be construed, governed and administered in accordance with the laws of the State of Michigan, except where pre-empted by federal law. At all times, the Plan will also be interpreted and administered to maintain intended income tax deferral in accordance with Code Section 409A and regulations and other guidance issued thereunder.

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

10.11	Deferred Taxation

It is the intention of the Company that the Plan meets all requirements of the Code so that the benefits provided are non-taxable during the period of deferral and until actual distribution is made.

10.12	Action by the Company

Any action to be performed by the Company under the Plan shall be by resolution of its Board, by a duly authorized committee of its Board, or by a person or persons authorized by resolution of its Board or by resolution of such committee, or by the Committee.

Executed this _______ day of____________, 2005

                                                      LA-Z-BOY INCORPORATED

By:_____________________________

                                                      President and Chief Executive Officer

Exhibit A

Change in Control

“Change in Control” means any change required to be reported in Item 6(e) of Schedule 14A of Regulation 14A issued under the Securities Exchange Act of 1934 (the “Exchange Act”) that qualifies as a change of control event pursuant to Code Section 409A. A Change in Control will be considered to have occurred as of the date that:

a.

With respect to a change in the ownership of the Company in compliance with Proposed Treasury Regulation § 1.409A-3(g)(5)(v), the date that any person or Group acquires ownership of stock of the corporation that, together with stock held by such person or group, constitutes more than 50 percent of the total fair market value or total voting power of the stock of such corporation.

b.	With respect to a change in the effective control of the Company pursuant to Proposed Treasury Regulation § 1.409A-3(g)(5)(vi), the date either:

(1)	Any one person, or more than one person acting as a Group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) ownership (including acquisition of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act) of stock of the corporation possessing 35 percent or more of the total voting power of the stock of such corporation; or

(2)	A majority of members of the corporation’s board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the corporation’s board of directors prior to the date of the appointment or election; — provided, however, that (to the extent permitted under Code Section 409A) any person becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a three-quarters of the directors then comprising the Incumbent Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without objection to such nomination) shall be considered as though such person were a member of the Incumbent Board;

c.

With respect to a change in the ownership of a substantial portion of the Company’s assets pursuant to Proposed Treasury Regulation § 1.409A-3(g)(5)(vii), the date that any one person, or group acquires (or has acquired during the 12- month period ending on the date of the most recent acquisition by such person or persons) assets from the corporation that have a total gross fair market value (as defined in 1.409A-3(g)(5)(vii)) equal to or more than 40 percent of the total gross fair market value of all of the assets of the corporation immediately prior to such acquisition or acquisitions.

As used above:

"Group" means a group as defined in Prop. Treas. Reg. ss.ss. 1.409A-3(g)(v)(B), 1.409A-3(g)(5)(vi)(D), or 1.409A-3(g)(5)(vii)(C), as applicable and within the meaning of Sections 13(d)(3) and 14(d)(2) of the Exchange Act).

Exhibit B

Separation From Service

A Separation From Service occurs on the date upon which a Participant is no longer an Employee of the Company, as determined in accordance with Code Section 409A and Treasury Regulations promulgated thereunder.

For purposes of this Plan, an Employee separates from service with the Company if the Employee dies, retires or otherwise has a termination of employment with the Company. However, the employment relationship is treated as continuing intact while the Employee is on military leave, sick leave, or other bona fide leave of absence (such as temporary employment by the government) if the period of such leave does not exceed six months, or if longer, so long as the Employee’s right to reemployment with the Company is provided either by statute or by contract. If the period of leave exceeds six months and the Employee’s right to reemployment is not provided either by statute or by contract, the employment relationship is deemed to terminate on the first date immediately following such six-month period.

Whether a termination of employment has occurred is determined based on the facts and circumstances. Where an Employee either actually or purportedly continues in the capacity as an Employee, such as through the execution of an employment agreement under which the Employee agrees to be available to perform services if requested, but the facts and circumstances indicate that neither the Company nor the Employee intended for the Employee to provide more than insignificant services to the Company, an Employee will be treated as having a Separation From Service. For purposes of the preceding sentence, the Company and Employee will not be treated as having intended for the Employee to provide insignificant services where the Employee continues to provide services at an annual rate that is at least equal to 20 percent of the services rendered, on average, during the immediately preceding three full calendar years of employment (or, if employed less than three years, such lesser period) and the annual remuneration for such services is at least equal to 20 percent of the average annual remuneration earned during the final three full calendar years of employment (or, if less, such lesser period). Where an Employee continues to provide services to the Company in a capacity other than as an Employee, a separation from service will not be deemed to have occurred if such former Employee is providing services at an annual rate that is 50 percent or more of the services rendered, on average, during the immediately preceding three full calendar years of employment (or if employed less than three years, such lesser period) and the annual remuneration for such services is 50 percent or more of the annual remuneration earned during the final three full calendar years of employment (or if less, such lesser period). For purposes of this paragraph, the annual rate of providing services is determined based upon the measurement used to determine the Company’s base compensation (for example, amounts of time required to earn salary, hourly wages, or payments for specific projects).

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

Date: February 14, 2006	/s/ Kurt L. Darrow Kurt L. Darrow Chief Executive Officer

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

Date: February 14, 2006	/s/ David M. Risley David M. Risley Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF EXECUTIVE OFFICERS*

Pursuant to 18 U.S.C. section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended January 28, 2006 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
February 14, 2006

/s/ David M. Risley
David M. Risley
Senior Vice President and Chief Financial Officer
February 14, 2006

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT (99.1)

NEWS RELEASE

Contact: Mark Stegeman	(734) 241-4418	mark.stegeman@la-z-boy.com

LA-Z-BOY REPORTS THIRD-QUARTER OPERATING RESULTS

MONROE, MI. February 14, 2006—La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported its operating results for the third fiscal quarter ended January 28, 2006. Net sales for the quarter were $502.3 million, down $4.6 million, or 0.9%, compared with the prior-year period. The company posted earnings per share from continuing operations of $0.20, which includes an after-tax restructuring charge of $0.01 per share. In last year’s third quarter, the company earned $0.20 per share from continuing operations, which included after-tax restructuring charges of $0.03 per share.

For the nine months ended January 28, 2006, net sales were $1.408 billion, a decrease of $74.4 million, or 5.0%, compared with sales of $1.483 billion in the prior-year period. The company posted earnings per share from continuing operations of $0.14 for the nine-month period, including restructuring charges of $0.11, compared with last year’s earnings per share of $0.29 from continuing operations, which included restructuring charges of $0.16 per share.

La-Z-Boy Incorporated President and CEO Kurt Darrow said, “On essentially flat volume, our casegoods business improved its operating margin to 6.0% and our upholstery segment operating margin rebounded to 7.2%. In our retail segment, we continue to make the necessary investment in the basic infrastructure of the business to make it profitable as it is one of the key components to our long-term strategy and business model. Overall, we are encouraged with our results for the quarter as they indicate that the execution of our strategy in our two largest business segments, upholstery and casegoods, is progressing with the acceleration and speed we expected.”

Upholstery Segment

For the fiscal third quarter, sales in the company’s upholstery group were $352 million, down 1.4% compared with the prior-year period. The operating margin increased to 7.2% from 6.2% in last year’s third quarter and sequentially from 3.9% in the second quarter of this fiscal year.

Darrow commented, “Given slightly lower volume for the quarter, the increase in our operating margin reflects the significant amount of work we have done to our cost structure and we expect to see continued improvement as we pare down non-essential costs. Mid-way through the quarter, we closed our Waterloo, Ontario facility, and, therefore, did not benefit fully from that rationalization. Also, production in November and December did not include the entire impact of the price increases we took to offset escalating foam costs. The realization of both these factors will have a positive effect on our fourth-quarter results. With a significantly greater percentage of imported cut and sewn kits in both fabric and leather, greater efficiencies in production through the Waterloo plant rationalization, and the full benefit of the poly surcharge, we expect to drive the operating margin in our upholstery business to its historical level of 8% to 10%.”

For the quarter, the La-Z-Boy branded business posted a sales increase, although it was offset by a slowdown at some of the company’s smaller upholstery companies as they recover from a number of retail bankruptcies and closings, making year-over-year comparables more challenging. Darrow continued, “Our branded business continues to be strong and, with the expansion of our store system, offers us the greatest growth opportunity of any of our companies. That, combined with a leaner and more efficient manufacturing system throughout our entire upholstery segment, should enable the company to perform solidly within our margin objectives.”

La-Z-Boy continues to develop and grow its La-Z-Boy Furniture Galleries® store system, which includes both company-owned and independent licensed stores. The system’s New Generation format stores have proven to enjoy greater total sales volumes, higher average sales per square foot due to an increase in floor traffic and higher ticket transactions. In the third quarter, the system opened 11 additional stores, remodeled and/or relocated eight stores and closed four, bringing the total store count to 336, of which 64 are company owned, and 146 are in the new format. Year to date, 39 new format stores have been added and the system is on track to open a total of 49 new format stores this fiscal year. In the fourth quarter, the system plans to open 10 new stores, including three relocated or refurbished stores.

System-wide, for the fourth calendar quarter, including company-owned and independent licensed stores, same-store written sales, which the company tracks as an indicator of retail activity, were down 3.5% and total sales, which includes new stores, decreased 0.5%.

Casegoods Segment

In the third quarter, casegoods sales were $109.9 million, down 1.8% compared with the prior-year period, while the operating margin improved to 6.0% versus 1.9% last year and 2.0% in this year’s second quarter. Darrow said, “Our operating margin in this segment achieved the highest level of performance we have experienced since October 2002, reflecting the successful transition to an import and distribution model. Our American of Martinsville operation has enjoyed a rebound in its business and indications are that the hospitality sector will continue to grow. Additionally, we completed the transition of Pennsylvania House to an import and distribution model at calendar year end and, while we did not get all the upside of the transition due to its timing this quarter, it is expected to be a contributor to our results going forward. We see continued opportunity to grow our casegoods segment as we work to improve our service and value proposition to the customer. With an improved cost structure and incremental volume, we are well positioned to achieve our 4% to 6% operating margin objective for this segment."

Retail Segment

For the quarter, retail sales were $57.4 million, up $13.1 million, or 29.6%, versus last year’s third quarter. The increase was primarily due to the 21 stores acquired in the fourth quarter of the last fiscal year. On an operating basis, the segment incurred a loss, primarily due to a volatile retail sales environment, under-developed markets and continued transition costs associated with the acquired stores.

        Darrow commented, “The slow retail environment in the beginning of the quarter impacted the profitability at our more mature stores. Additionally, the segment incurred costs associated with opening new stores and streamlining operations in the markets we acquired last year. Because these markets are not built out, there is a significant amount of fixed costs concentrated among too few stores. While there is much to be done in this segment, proprietary retailing is an integral part of our company’s future and we are confident we will be successful. The retail business is an important extension of our brand and, as a participant, we are able to get closer to our customers and better understand their needs, which, in turn, will enable us to further strengthen the entire store system. Building out our store program in the larger urban markets, while costly, is paramount to making this business profitable and it will take time, due to real estate constraints, to build out each market properly. By achieving critical mass in these markets, we will garner greater share of voice, market penetration and the efficiencies of distribution, administration and advertising. We continue to make progress with the key markets we acquired last year and are focusing on streamlining their operations, opening new stores and refurbishing or relocating others. Based on our experience, we are certain our store system will generate returns in keeping with our objectives and are confident retailing is a sound long-term strategy that will keep us well positioned for the future.”

Operating Cash Flow and Balance Sheet

For the quarter, cash flow generated from operations was $33 million. Darrow mentioned, “We continue to focus on improved supply chain management and, as a result, achieved a $21 million reduction in inventories during the quarter.” Total debt for the quarter was $210 million and the debt-to-capitalization ratio was 29.2% at quarter end, down from 31.1% last quarter. The company’s debt-to-total capital target is in the mid twenties range and, going forward, it will use a blended strategy to pay down debt and repurchase shares, depending on market conditions. The company did not repurchase shares in the third quarter and has 5.9 million shares remaining in its repurchase authorization.

Business Outlook

Commenting on the fourth quarter, Darrow said, “We continue to make steady progress with our cost structure and we move into the last quarter of our fiscal year with a solid business model in place. Although our fourth quarter, which this year includes 13 weeks versus 14 last year, is typically one of our strongest, consumer confidence and the macro economic environment remain somewhat uncertain despite recent favorable trends. On a comparable 13-week quarter from the prior year, we expect sales to be essentially flat against last year’s fourth quarter and reported earnings, with one less week, for the fiscal 2006 fourth quarter are forecasted to be in the range of $0.26 — $0.32 per share."

Forward-looking Information

Any forward-looking statements contained in this news release are based on current information and assumptions and represent management’s best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: changes in consumer confidence, changes in demographics, changes in housing sales, the impact of terrorism or war, energy price changes, the impact of logistics on imports, the impact of interest rate changes, the effects of any additional rulings on tariffs by the U.S. Department of Commerce and potential disruptions from Chinese imports, the availability and cost of capital, the impact of imports as it relates to continued domestic production, raw material price changes, changes in currency rates, competitive factors, operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs, effects of restructuring actions, changes in the domestic or international regulatory environment, not fully realizing cost reductions through restructurings, ability to implement global sourcing organization strategies, the future financial performance and condition of independently owned dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently owned dealers, the impact of new manufacturing technologies, the impact of adopting new accounting principles, fair value changes to our intangible assets due to actual results differing from projected, the impact of severe weather, factors relating to acquisitions, the ability to turn around under-performing stores, the impact of store relocation costs or the success of new stores; and other factors identified from time to time in the company’s reports filed with the Securities and Exchange Commission.

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

Background Information

With annual sales of approximately $2 billion, La-Z-Boy Incorporated is one of the world’s leading residential furniture producers, marketing furniture for every room of the home, as well as for the hospitality, health care and assisted-living industries. The La-Z-Boy Upholstery Group companies are Bauhaus, Centurion, Clayton Marcus, England, La-Z-Boy, and Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House.

The corporation’s vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 336 stand-alone La-Z-Boy Furniture Galleries® stores and 338 La-Z-Boy In-Store Galleries, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication In Furniture, the La-Z-Boy Furniture Galleries retail network is North America’s largest single-brand furniture retailer. Additional information is available at http://www.la-z-boy.com/">http://www.la-z-boy.com/.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Third Quarter Ended
			% Over	Percent of Sales
	1/28/06	1/22/05	(Under)	1/28/06	1/22/05
Sales	$502,323	$506,959	-0.9%	100.0%	100.0%

Cost of sales
Cost of goods sold	377,937	385,353	-1.9%	75.2%	76.0%
Restructuring	594	2,252	-73.6%	0.1%	0.4%

Total cost of sales	378,531	387,605	-2.3%	75.4%	76.5%

Gross profit	123,792	119,354	3.7%	24.6%	23.5%
Selling, general and administrative	105,301	99,620	5.7%	21.0%	19.7%

Operating income	18,491	19,734	-6.3%	3.7%	3.9%
Interest expense	2,965	2,684	10.5%	0.6%	0.5%
Other income, net	1,395	273	411.0%	0.3%	0.1%

Income from continuing operations before income taxes	16,921	17,323	-2.3%	3.4%	3.4%
Income tax expense	6,453	6,583	-2.0%	38.1%*	38.0%*

Income from continuing operations	10,468	10,740	-2.5%	2.1%	2.1%
Income from discontinued operations (net of tax)	--	352	-100.0%	--	0.1%

Net income	$10,468	$11,092	-5.6%	2.1%	2.2%

Basic average shares	51,673	52,122

Basic income from continuing operations per share	$0.20	$0.20
Discontinued operations (net of tax)	$--	$0.01

Basic net income per share	$0.20	$0.21

Diluted average shares	51,857	52,193

Diluted income from continuing operations per share	$0.20	$0.20
Discontinued operations (net of tax)	$--	$0.01

Diluted net income per share	$0.20	$0.21

Dividends paid per share	$0.11	$0.11

*As a percent of pretax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	Nine Months Ended
			% Over	Percent of Sales
	1/28/06	1/22/05	(Under)	1/28/06	1/22/05
Sales	$1,408,415	$1,482,826	-5.0%	100.0%	100.0%

Cost of sales
Cost of goods sold	1,077,364	1,137,903	-5.3%	76.5%	76.7%
Restructuring	8,411	13,401	-37.2%	0.6%	0.9%

Total cost of sales	1,085,775	1,151,304	-5.7%	77.1%	77.6%

Gross profit	322,640	331,522	-2.7%	22.9%	22.4%
Selling, general and administrative	303,466	300,539	1.0%	21.5%	20.3%

Operating income	19,174	30,983	-38.1%	1.4%	2.1%
Interest expense	8,796	7,500	17.3%	0.6%	0.5%
Other income, net	1,705	292	483.9%	0.1%	--

Income from continuing operations before income taxes	12,083	23,775	-49.2%	0.9%	1.6%
Income tax expense	4,854	9,035	-46.3%	40.2%*	38.0%*

Income from continuing operations	7,229	14,740	-51.0%	0.5%	1.0%
Income from discontinued operations (net of tax)	--	987	-100.0%	--	0.1%
Extraordinary gains (net of tax)	--	702	-100.0%	--	--

Net income	$7,229	$16,429	-56.0%	0.5%	1.1%

Basic average shares	51,819	52,043

Basic income from continuing operations per share	$0.14	$0.29
Discontinued operations (net of tax)	--	0.02
Extraordinary gains (net of tax)	--	0.01

Basic net income per share	$0.14	$0.32

Diluted average shares	51,950	52,100

Diluted income from continuing operations per share	$0.14	$0.29
Discontinued operations (net of tax)	--	0.02
Extraordinary gains (net of tax)	--	0.01

Diluted net income per share	$0.14	$0.32

Dividends paid per share	$0.33	$0.33

*As a percent of pretax income, not sales.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	1/28/06	1/22/05	Dollars	Percent	4/30/05
Current assets
Cash and equivalents	$20,508	$25,994	$(5,486)	-21.1%	$37,705
Receivables, net	274,001	278,269	(4,268)	-1.5%	283,915
Inventories, net	246,547	272,922	(26,375)	-9.7%	260,556
Deferred income taxes	29,385	38,961	(9,576)	-24.6%	22,779
Other current assets	24,794	20,558	4,236	20.6%	33,410

Total current assets	595,235	636,704	(41,469)	-6.5%	638,365
Property, plant and equipment, net	210,798	209,920	878	0.4%	210,565
Goodwill	79,770	68,615	11,155	16.3%	79,362
Trade names	18,794	27,889	(9,095)	-32.6%	21,484
Other long-term assets	86,036	84,367	1,669	2.0%	76,581

Total assets	$990,633	$1,027,495	$(36,862)	-3.6%	$1,026,357

Current liabilities
Short-term borrowings	$13,718	$11,500	$2,218	19.3%	$9,700
Current portion of long-term
debt	2,566	2,776	(210)	-7.6%	3,060
Accounts payable	77,479	72,618	4,861	6.7%	82,792
Accrued expenses and other
current liabilities	129,203	122,148	7,055	5.8%	133,172

Total current liabilities	222,966	209,042	13,924	6.7%	228,724
Long-term debt	193,978	229,158	(35,180)	-15.4%	213,549
Deferred income taxes	4,946	20,329	(15,383)	-75.7%	5,389
Other long-term liabilities	57,723	42,813	14,910	34.8%	51,409
Contingencies and commitments
Shareholders' equity
Common shares, $1 par value	51,713	52,167	(454)	-0.9%	52,225
Capital in excess of par value	211,273	214,538	(3,265)	-1.5%	214,087
Retained earnings	261,272	257,099	4,173	1.6%	273,143
Unearned compensation	(3,448)	(1,683)	(1,765)	-104.9%	(1,536)
Accumulated other comprehensive income (loss)	(9,790)	4,032	(13,822)	-342.8%	(10,633)

Total shareholders' equity	511,020	526,153	(15,133)	-2.9%	527,286

Total liabilities and
shareholders' equity	$990,633	$1,027,495	$(36,862)	-3.6%	$1,026,357

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Third Quarter Ended		Nine Months Ended
	1/28/06	1/22/05	1/28/06	1/22/05
Cash flows from operating activities
Net income	$10,468	$11,092	$7,229	$16,429
Adjustments to reconcile net income to
cash provided by operating activities
Extraordinary gain	--	--	--	(702)
Restructuring	594	2,252	8,411	13,401
Change in allowance for doubtful accounts	293	(1,922)	444	450
Depreciation and amortization	7,499	7,154	21,675	21,154
Change in receivables	(13,132)	29,518	15,267	22,775
Change in inventories	20,773	9,098	17,411	(24,804)
Change in payables	4,082	(14,098)	(5,822)	(20,680)
Change in other assets and liabilities	4,296	(4,447)	(5,688)	(13,250)
Change in deferred taxes	(1,791)	(667)	(7,049)	(882)

Total adjustments	22,614	26,888	44,649	(2,538)

Net cash provided by operating activities	33,082	37,980	51,878	13,891

Cash flows from investing activities
Proceeds from disposals of assets	905	8	8,625	5,605
Capital expenditures	(6,196)	(9,833)	(20,479)	(27,012)
Purchases of investments	(6,420)	(3,491)	(21,980)	(8,853)
Proceeds from sale of investments	5,047	4,194	9,115	7,007
Change in other long-term assets	841	(2,003)	(2,460)	(3,304)

Net cash used for investing activities	(5,823)	(11,125)	(27,179)	(26,557)

Cash flows from financing activities
Proceeds from debt	14,334	3,746	86,471	105,988
Payments on debt	(31,406)	(28,668)	(103,525)	(86,925)
Stock issued for stock option and employee benefits plans	909	1,124	2,954	3,881
Repurchase of common stock	--	--	(10,889)	(2,476)
Dividends paid	(5,728)	(5,743)	(17,200)	(17,115)

Net cash provided by (used for) financing
activities	(21,891)	(29,541)	(42,189)	3,353
Effect of exchange rate changes on cash and
equivalents	103	3	293	1,425

Change in cash and equivalents	5,471	(2,683)	(17,197)	(7,888)
Cash and equivalents at beginning of period	15,037	28,677	37,705	33,882

Cash and equivalents at end of period	$20,508	$25,994	$20,508	$25,994

Cash paid (net of refunds) during period - income taxes	$47	$10,655	$1,638	$17,053

Cash paid during period - interest	$3,456	$2,772	$8,766	$6,832

LA-Z-BOY INCORPORATED
Segment Information

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/06	1/22/05	1/28/06	1/22/05
Sales
Upholstery Group	$351,520	$356,507	$986,369	$1,054,071
Casegoods Group	109,921	111,918	318,858	331,801
Retail Group	57,432	44,298	159,332	123,714
VIEs/Eliminations	(16,550)	(5,764)	(56,144)	(26,760)

Consolidated	$502,323	$506,959	$1,408,415	$1,482,826

Operating income (loss)
Upholstery Group	$25,250	$22,253	$52,968	$62,926
Casegoods Group	6,649	2,152	13,106	2,732
Retail Group	(5,987)	(183)	(17,469)	842
Corporate and other*	(6,827)	(2,236)	(21,020)	(22,116)
Restructuring	(594)	(2,252)	(8,411)	(13,401)

Consolidated	$18,491	$19,734	$19,174	$30,983

*Variable Interest Entities ("VIEs") are included in corporate and other.

LA-Z-BOY INCORPORATED
Impact of FIN 46 on Consolidation

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by 117 independent dealers. These stores sell La-Z-Boy manufactured product as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain loans or leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support; however, there are certain independent dealers that we have determined may not have sufficient equity. In accordance with Financial Accounting Standards Board Interpretation No. 46R, we began to consolidate variable interest entities of which we were deemed the primary beneficiary as of April 24, 2004. The tables below show the impact on our consolidated balance sheet at January 28, 2006 and April 30, 2005 and statement of income for the third quarter and nine months ended January 28, 2006 and January 22, 2005.  The amounts reflected in the table include the elimination of related payables, receivables, sales, cost of sales, and interest as well as profit in inventory.

LA-Z-BOY INCORPORATED
Impact of FIN 46 on Consolidated Balance Sheet

	VIEs
(Unaudited, amounts in thousands)	1/28/06		4/30/05
Assets
Cash and equivalents	$3,837		$1,699
Accounts receivable, net	(17,097	) (1)	(9,131	) (1)
Inventories, net	11,583		7,211
Deferred income taxes	9,201		7,199
Other current assets	1,517		1,226

Total current assets	9,041		8,204
Property, plant and equipment, net	12,447		8,431
Intangibles	8,122		7,714
Other long-term assets	(19,740	) (1)	(14,169	) (1)

Total assets	$9,870		$10,180

Liabilities and shareholders' equity
Current portion of long-term debt	$1,336		$1,934
Accounts payable	1,233		329
Other current liabilities	5,489		3,523

Total current liabilities	8,058		5,786
Long-term debt	7,058		6,256
Other long-term liabilities	(1,300)		(1,300)
Shareholders' equity (deficit)	(3,946)		(562)

Total liabilities and shareholders' equity	$9,870		$10,180

(1)     Reflects the elimination of intercompany accounts and notes receivable.

LA-Z-BOY INCORPORATED
Impact of FIN 46 on Consolidated Statement of Income

	Quarter Ended				Nine Months Ended
(Unaudited, amounts in thousands)	1/28/06		1/22/05		1/28/06		1/22/05

Sales	$10,838	(2)	$14,847	(2)	$27,272	(2)	$38,142	(2)
Cost of sales	1,313	(2)	1,765	(2)	4,221	(2)	2,441	(2)

Gross profit	9,525		13,082		23,051		35,701
Selling, general and administrative	10,489		11,321		26,950		38,710

Operating income (loss)	(964)		1,761		(3,899)		(3,009)
Interest expense	171		94		387		330
Other expense, net	(185	) (3)	(676	) (3)	(984	) (3)	(3,062	) (3)

Pre-tax income (loss)	(1,320)		991		(5,270)		(6,401)
Income tax expense (benefit)	(502)		378		(2,003)		(2,431)

Net income (loss) from continuing operations	$(818)		$613		$(3,267)		$(3,970)

(2) Includes the elimination of intercompany sales and cost of sales.
(3) Includes the elimination of intercompany interest income and interest expense.