Form 10-K
LA-Z-BOY INC
filed 2006-06-22
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED APRIL 29, 2006
Commission File No. 1-9656

LA-Z-BOY INCORPORATED
1284 N. Telegraph Road, Monroe, MI 48162
(734) 242-1444

Incorporated in Michigan               I.R.S. Employer Identification Number 38-0751137

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Exchanges on Which Registered
Common Shares, $1.00 Par Value	New York Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.

Yes [X]	No [ ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [ ]	No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer
[ ]	[X]	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Based on the closing price on the New York Stock Exchange on October 29, 2005, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $602.1 million.

The number of common shares outstanding of the Registrant was 51,808,435 as of June 03, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Annual Report to Shareholders for the year ended April 29, 2006 are filed as an exhibit and incorporated by reference into Parts I and II.
(2)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 16, 2006 are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED FORM 10-K ANNUAL REPORT – 2006
TABLE OF CONTENTS

Page Number(s)
Cautionary Statement Concerning Forward-Looking Statements	4
PART I
Item 1. Business	4-10
Item 1A. Risk Factors	10-11
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Executive Officers of the Registrant	13
PART II
Item 5. Market Price for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of
Equity Securities	14-15
Item 6. Selected Financial Data	15
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation	15
Item 7A. Quantitative and Qualitative Disclosures About
Market Risk	15
Item 8. Financial Statements and Supplementary Data	15
Item 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure	15
Item 9A. Controls and Procedures	16
Item 9B. Other Information	16
PART III
Item 10. Directors and Executive Officers of the Registrant	16
Item 11. Executive Compensation	16
Item 12. Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters	17
Item 13. Certain Relationships and Related Transactions	17
Item 14. Principal Accounting Fees and Services	17
PART IV
Item 15. Exhibits, and Financial Statement Schedules	17-19

Note: The responses to Items 10 through 14 are included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 16, 2006.  The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency exchange rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from natural events such as hurricanes, earthquakes and tornadoes; (w) the ability to turn around under-performing retail stores; (x) the impact of retail store relocation costs, the success of new stores or the timing of converting stores to the New Generation format; (y) the ability to procure fabric rolls or cut and sewn fabric sets domestically or abroad; and (z) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

PART I

ITEM 1. BUSINESS.

Edward M. Knabush and Edwin J. Shoemaker started Floral City Furniture in the 1920s and, in 1928, the newly formed company introduced its first recliner. In 1941, the name was changed to La-Z-Boy Chair Company and then in 1996 it was changed to La-Z-Boy Incorporated.  In 1941, we were incorporated in the state of Michigan and since then the La-Z-Boy name has become the most recognized brand in the furniture industry.  Over the last 20 years, we increased our breadth of products mainly through acquisitions of such companies as Kincaid, England, Bauhaus, Hammary, Sam Moore and LADD Furniture Inc.  In addition to these acquisitions, we have increased our ownership of retail stores during the past several years.  La-Z-Boy Incorporated is divided into three segments - the Upholstery Group, the Casegoods Group and the Retail Group.  We acquired 21 La-Z-Boy Furniture Galleries® stores in the fourth quarter of fiscal 2005.  Combining these acquisitions with existing company-owned stores, the retail operations became a significant part of our business.  Management determined based on the significance of the retail operations and the criteria of segment reporting as outlined in Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, that retail would be reported in its own segment.

La-Z-Boy is the largest reclining-chair manufacturer in the world and North America’s largest manufacturer of upholstered furniture.  We also manufacture and import casegoods (wood) furniture products for resale in North America.   La-Z-Boy Incorporated markets furniture for every room of the home, as well as for hospitality, health care and assisted-living industries.   According to the May 2006 Top 25 ranking by Furniture Today, which is an industry trade publication, the largest retailer of upholstered single-brand furniture in the U.S. is the La-Z-Boy Furniture Galleries® stores retail network.

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in other upholstery facilities.   Approximately 413 jobs were eliminated as a result of this closure.  During the third quarter of fiscal 2006, the decision was made to close a small 90,000 square foot upholstery manufacturing facility in Mississippi with production absorbed by other upholstery facilities.

Applicable accounting rules categorize some of our independent dealers that do not have sufficient equity to carry out their businesses without our financial support as "variable interest entities" or "VIEs."  If it is determined that we are the primary beneficiary of a VIE's business activities, the rules require us to consolidate the VIE's assets, liabilities, and results of operations into our consolidated financial statements.  During the first quarter of fiscal 2006 we became the primary beneficiary of an additional VIE due to a change in the dealer's financial structure.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.  The Retail Group is a new segment for fiscal 2006.  All quarterly segment data was restated to reflect this change.

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

Retail Group.  The Retail Group consists of 63 company-owned La-Z-Boy Furniture Galleries® stores located in nine markets ranging from the Midwest to the East Coast of the United States.  The Retail Group sells mostly upholstered furniture to end consumers through the retail network .

Additional detailed information regarding our segments and the products which comprise the segments is contained in Note 17 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in Exhibit (13) and are incorporated in this item by reference.

Raw Materials and Parts

The principal raw materials for the Upholstery Group are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames and exposed wood parts and steel for motion mechanisms. Purchased cover is the largest raw material cost for this segment, representing about 39% of the Upholstery Group’s total raw material costs. We purchase cover from numerous sources but we do have reliance on a limited number of major suppliers.  If one of these sources experienced financial difficulty we could experience temporary disruptions in our manufacturing process until another source could be found.  Most of the cover is purchased in a raw state (a roll or hide), then cut and sewn into parts in our plants. There is a growing practice to purchase fully cut and sewn leather and fabric parts from areas outside of the United States including but not limited to: Argentina, Brazil, China, and Uruguay. We expect this trend to continue given the lower labor costs in some of these areas and other existing economic conditions. By importing cut and sewn leather and fabric sets, we are able to recognize savings compared to domestic purchases and fabrication of these parts.

We experienced significant price increases in raw materials, especially in raw steel, during fiscal 2005.  Raw steel prices remain high but have stabilized in fiscal 2006.  During fiscal 2006, we experienced a significant increase in price for polyurethane foam due to a shortage in the second and third quarter related to the impact of hurricane damage on the suppliers of a number of petroleum-based products, including TDI, a component of polyurethane foam which is a key raw material for many of our upholstery products.  The high cost of polyurethane foam impacted our cost of sales by approximately 1.1% of net sales compared to the previous year’s costs.

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

Our Casegoods Group today is primarily an importer, marketer and distributor of casegood furniture.  Therefore, over the last few years the amount of raw materials purchased by the Casegoods Group has been declining.  The principal raw materials used in the Casegoods Group are hardwoods, plywood and chipwood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber is the Casegoods Group’s largest raw material cost, representing about 15% of the segment’s total raw material costs, on domestically produced product.

Finished Goods Imports

The domestic casegoods industry has been experiencing pressures over the last few years from imports.  The rapid growth of manufacturing capabilities in Asia and South America has increased production capacities overseas.  Due to the low labor and overhead costs in those areas, the landed manufactured cost of product coming out of those overseas manufacturing facilities is much lower than equivalent furniture produced domestically.  Our Casegoods Group today is primarily an importer, marketer and distributor of casegood (wood) furniture.  The transition to importing has increased the capacity utilization of domestic production capacity in our plants.

During fiscal 2006, 72% of our residential casegoods finished goods sales were imported compared to 55% in fiscal 2005.  Imported finished goods represented only about 14% of our consolidated fiscal 2006 sales.  While the majority of upholstered product sold in this country is domestically produced, there is a growing trend of importing fully-upholstered product, particularly leather. Both imported finished goods and components have lowered costs, which in turn has deflated selling prices to consumers in the last few years.

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

While we are pleased with our progress in our Upholstery and Casegoods divisions, we are concerned about the macro economic environment as the energy markets remain volatile, fuel costs continue to increase and interest rates are on the rise.

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

Practices Regarding Working Capital Items

With the exception of company-owned stores, we do not carry significant amounts of upholstered finished goods in inventory as these goods are usually built to order.  However, we generally build or import casegoods inventory to stock, with warehousing, in order to attain manufacturing efficiencies and/or to meet delivery requirements of customers.  This results in higher levels of finished casegoods product inventories than upholstery products.   Our company-owned La-Z-Boy Furniture Galleries® stores maintain inventory at the stores and at warehouse locations to meet customer demand.

Our Casegoods Group today is primarily an importer, marketer and distributor of casegood furniture.  Our transition to importing has increased inventory levels of imported finished goods while reducing domestically manufactured finished goods.  During fiscal 2006, we made a concerted effort to reduce our inventory balances.  These efforts have lead to the consolidation of some of our Casegoods Group warehousing and more effective management of our inventory.  Our overall inventory levels for the Casegoods Group declined 12.3% from fiscal 2005 to fiscal 2006.

Dealer terms range between net 30 – 120 days.  We often offer extended dating as part of sales promotion programs.

Customers

We sell to a significant number of furniture retailers throughout mainly the United States and Canada.  We also sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores.  We did not have any customers whose purchases amounted to more than 4% of our fiscal year 2006 sales for either the Upholstery Group or the Casegoods Group.  Over 88% of the sales in our Upholstery Group are to dealers or furniture retailers at wholesale pricing.  Sales in our Casegoods Group are almost entirely to furniture retailers and the hospitality industry.  The Retail Group sales are to end-consumers.

We have formal agreements with many of our retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or in dedicated galleries within their stores.  We consider these stores, as well as our own retail stores, to be “proprietary.” Excluding sales to consumers by our own retail stores and VIEs, our 2006 customer mix was about 41% proprietary, 10% major dealers (for example, Art Van, Berkshire Hathaway, Raymour & Flanigan, Havertys) and 49% general dealers.

Currently, we own 63 stand-alone La-Z-Boy Furniture Galleries® stores, and we have agreements with independent dealers for 246 stand-alone La-Z-Boy Furniture Galleries® stores and 340 in-store galleries, all dedicated to our Upholstery furniture products.  These stores also sell accessories that are purchased from approved vendors.  In fiscal 2004 we adopted a new accounting standard that required us to consolidate some of our independent dealers as VIEs.  As of year-end these consolidated dealers owned 28 stores.  There are 154 stand-alone La-Z-Boy Furniture Galleries® stores  in the New Generation format, which generally has more space and a more updated appearance.  The 154 New Generation format stores represent a 41% increase in this type of distribution in comparison to last year which represents about 50% of our 337 stand-alone stores being less than five years old.  Additionally, the New Generation stores on average generate more revenue per square foot than the older formatted stores.  Having dedicated retail floor space is important to the success of product distribution.  This distribution system originated with our La-Z-Boy Furniture Galleries® stores network, which continues to have the largest number of proprietary stores and galleries among our other operating units. Viewed by itself, La-Z-Boy Furniture Galleries® stores network would be the fourth largest conventional furniture retailer in the U.S.   In addition, we are expanding this proprietary approach to our Kincaid and England operating units.  There are 22 Kincaid and 9 England independently owned stand-alone stores.  This proprietary expansion also includes about 1,600 in-store galleries for Clayton Marcus, England, Kincaid, Lea, La-Z-Boy Kidz™ and Pennsylvania House. Total “proprietary” floor space is approximately 11.0 million square feet.

It is a key part of our marketing strategy to continue to expand proprietary distribution.  We plan to open another 40-50 of our New Generation format La-Z-Boy Furniture Galleries® stores during fiscal 2007, with 20-25 of these being new stores and the remainder being store remodels or relocations.  We select dealers for this proprietary distribution based on the management and financial qualifications of those dealers.  The location of these proprietary stores is based on the potential for distribution in a specific geographical area. This proprietary method of distribution is beneficial to both La-Z-Boy and our dealers. For La-Z-Boy, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have been proven successful based on past experiences of other proprietary dealers.  As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers.

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

As of April 29, 2006 and April 30, 2005, Upholstery Group backlogs were approximately $162 million and $121 million, respectively.  Casegoods backlog as of April 29, 2006 and April 30, 2005 was approximately $61 million.  The measure of backlog at a point in time may not be indicative of future sales performance.  We do not rely entirely on backlogs to predict future sales.

For most operating units, an order cannot be canceled after it has been selected for production. Orders from pre-built stock inventory, though, may be canceled up to the time of shipment.

Competitive Conditions

We are currently the third largest manufacturer/distributor of residential (bedroom, dining room, living and family room) furniture in the United States, as measured by annual sales volume, according to industry trade publication Furniture Today.  Competitors include (in alphabetical order) Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Hooker Furniture, Klaussner, Natuzzi, Palliser, The Rowe Companies, Stanley Furniture and Universal.

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

In addition to the larger competitors listed above, a substantial number of small and medium-sized firms operate within our business segments, all of which are highly competitive.

We compete primarily by emphasizing our brand names and the comfort, quality and styling of our products. In addition, we strive to offer good product value, strong dealer support and above average customer service and delivery. Our proprietary stores, discussed above under “Customers,” also are a key initiative for us in striving to remain competitive with others in the furniture industry.

During the past year the industry has experienced significant decreases in sales volume due to the bankruptcies of Levitz Furniture and Rhodes, as well as the merger of two major department stores.  Additionally, major retailers are benefiting from importing directly from overseas.

Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements, which is included in Exhibit (13) to this report and is incorporated in this item by reference.

Trademarks, Licenses and Patents

We own several trademarks including La-Z-Boy, our most valuable.  The La-Z-Boy trademark is essential to the upholstery and retail segments of our business. To protect our trademarks we have registered them in the United States and other countries where our products are sold.  The trademarks remain valid for as long as they are used properly for identification purposes, and we actively monitor the correct use of our trademarks.  We license the use of the La-Z-Boy trademark on furniture sold outside the United States.  We also license the use of the La-Z-Boy trademark on non-furniture products in the United States for the purpose of enhancing brand awareness.  In addition, we license our proprietary dealers to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies.  We provide more information about those dealers above, under “Customers.”

We hold a number of patents that we actively enforce but we believe that the loss of any single patent or group of patents would not materially impact our business.

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

Employees

We employed 13,404 persons as of April 29, 2006.  The Upholstery Group employed 9,939, the Casegoods Group employed 1,899, the Retail Group employed 955, and there were approximately 611 non-segment personnel, which includes our VIEs. Substantially all of our employees are employed on a full-time basis.

At the end of April 30, 2005 we had 14,822 employees.  The reduction in employees from fiscal 2005 to fiscal 2006 was due mainly to the closing of two Upholstery plants, which related to restructuring activities of our Upholstery Group in fiscal 2006.  The restructuring was the result of under-utilization of certain Upholstery Group manufacturing facilities.

Financial Information About Foreign and Domestic Operations and Export Sales

Our direct export sales are approximately 2% of our total sales.  We also sell upholstered furniture to Canadian customers and to European customers through a United Kingdom subsidiary and a joint venture, La-Z-Boy Europe, BV. We have a manufacturing joint venture in Thailand, which distributes furniture in Thailand, England and other countries.   Information about sales in the United States and in Canada and other countries is contained in Note 17 to our consolidated financial statements, which is included in Exhibit (13) to this report and incorporated in this item by reference.  Our property, plant, and equipment in the U.S. was $205 million, $203 million and $205 million at the end of fiscal years 2006, 2005 and 2004, respectively.  The property, plant, and equipment in foreign countries was $5 million in fiscal 2006, $8 million in fiscal 2005 and $8 million in fiscal 2004.

Internet Availability

Available free of charge through our internet website are our forms 10-K, 10-Q, 8-K and amendments to those reports. These reports can be found on our internet website www.la-z-boy.com as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.

Our business is subject to a variety of risks.  You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document.  These risks are not the only ones we face.  Interest rates, consumer confidence, housing starts, and other general economic factors that affect many other businesses are particularly significant to us because our principal products are consumer goods. Additional factors that are presently unknown to us or that we currently believe to be immaterial also could affect our business.

Our recently acquired retail markets and others we may acquire in the future may not achieve the growth and profitability we anticipated when we acquired them. We could incur charges for impairment of goodwill if we cannot meet our earnings expectations for these markets.

To make our recently acquired retail markets successful, we will have to remodel and relocate a significant number of existing stores, and we will need to add new stores to achieve sufficient market penetration.  Profitability will depend on increased retail sales justifying the cost of these activities and on our ability to reduce support costs as a percent of sales in advertising, warehousing and administration.  In addition, if we are unable to achieve these strategies, the goodwill we recorded when we acquired these markets could be impaired, which would result in a non-cash charge on our statement of operations. We may acquire additional retail markets in the future, and if we do, they may be subject to many of the same risks.

Increased reliance on foreign sourcing of our products makes us more reliant on the capabilities of our foreign vendors and more vulnerable to potentially adverse actions by foreign governments.

We have been increasing our offshore capabilities to provide flexibility in product offerings and pricing to meet competitive pressures. Our Casegoods Group has moved from primarily domestically manufactured to mainly foreign sourced products.  In addition, our Upholstery Group has increased its purchases of cut and sewn fabric and leather sets from foreign sourced vendors.  Our sourcing partners may not be able to produce these goods in a timely fashion, or the quality of their product may be rejected by us, causing delays in shipping to our customers for Casegoods and disruptions in our Upholstery plants due to not receiving the fabric and leather sets.

Governments in the foreign countries where we do business may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, and exchange controls.  All these items could make it more difficult to service our customers or cause disruptions in our plants that could reduce our sales, earnings, or both in the future.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers and could increase our costs, either of which could decrease our earnings.

We use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials in manufacturing furniture. Because we are dependent on outside suppliers for our raw material needs, fluctuations in the price, availability and quality of the raw materials we use in manufacturing residential furniture could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Inability to meet our customers’ demands could result in the loss of future sales, and we may not always be able to pass along price increases to our customers due to competitive and marketing pressures. Since we have a higher concentration in our upholstery business (68%) than most of our competitors, the effects of steel and fabric price increases, shortages, or quality issues is more significant for our business than for other furniture companies.

Specifically, the financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide these products to us in a timely matter.  We have seen the number of domestic suppliers declining, and a majority of those larger suppliers that remain are experiencing financial difficulties.  In addition, upholstered furniture is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices.  This would lower our earnings as well as reduce our sales.

Consolidating variable interest entities into our financial statements may reduce our net income.

Applicable accounting rules categorize some of our independent dealers that do not have sufficient equity to carry out their businesses without our financial support as “variable interest entities.” If we are considered the primary beneficiary of a variable interest entity’s business activities, the rules require us to consolidate its assets, liabilities, and results of operations into our consolidated financial statements.  Once consolidated, the rules require us to absorb all of the dealer’s net losses in excess of its equity and to recognize its net earnings, but only  to the extent of recouping losses we previously recorded.  Consolidating variable interest entities’ results into our financial statements tends to reduce our net income because these dealers often incur losses, and even if one of them does achieve net earnings, we can only recognize its earnings to the extent we previously recognized its losses.

Although we have been working to reduce the number of these dealers, generally by buying their businesses or arranging for better capitalized operators to take over their territories, we are still consolidating four of them, including a new one added during fiscal 2006 as a result of its deteriorating financial condition. Despite our efforts, we may not be able to eliminate all of these consolidated dealers as quickly as we would like, and we may be required to consolidate additional dealers in the future if warranted by changes in their financial condition.

Manufacturing realignments could result in a decrease in our near-term earnings.

We continually review our domestic manufacturing operations and offshore (import) sourcing capabilities.  As a result, we sometimes realign those operations and capabilities and institute cost savings programs. These programs can include the consolidation and integration of facilities, functions, systems and procedures.  We also may shift certain products from domestic manufacturing to offshore sourcing. These realignments and cost savings programs generally involve some initial cost and can result in decreases in our near-term earnings until we achieve the expected cost reductions.  We may not always accomplish these actions as quickly as anticipated, and we may not fully achieve the expected cost reductions.

Business failures of large dealers or customers could result in a decrease in our future sales and earnings.

Although we have no customers who individually represent 10% or more of the annual sales of any of our segments, business failures or consolidation of large dealers or customers could result in a decrease in our future sales and earnings.  Also, we are either lessee on or guarantor of many leases of Company-brand stores operated by independent furniture dealers.  Defaults by any of these dealers could result in our becoming responsible for payments under these leases thereby reducing our future earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We owned or leased approximately 15.5 million square feet of manufacturing, warehousing, office, showroom, and retail facilities and had approximately 1.8 million square feet of idle facilities at the end of fiscal 2006.  Of the 15.5 million in fiscal 2006, our Upholstery Group occupied approximately 8.1 million square feet of space, our Casegoods Group occupied approximately 4.8 million square feet of space, our Retail Group occupied approximately 1.7 million square feet of space and the balance is located in Corporate and other.  At the end of fiscal 2005 we owned or leased approximately 16.0 million square feet square feet of manufacturing, warehousing, office, showroom, and retail facilities of space and 2.8 million square feet of idle facilities.  Of the 16.0 million our Upholstery Group occupied approximately 8.6 million square feet of space, our Casegoods Group occupied approximately 5.2 million square feet of space, our Retail Group occupied approximately 1.6 million square feet of space and the balance is located in Corporate and other.

We sold several idle facilities during fiscal 2006, and we also sold a significant amount of equipment that had been idled in connection with our previously announced restructurings over the last few years.

Our active facilities are located in Arkansas, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Jersey, New York,  North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, Washington D.C., and the countries of Canada, Thailand and the United Kingdom.  Most of them are less than 50 years old, and all of them are maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations.  However, we anticipate increased retail capacity in the future.  We own most of our plants, some of which have been financed under long-term industrial revenue bonds and we lease the majority of our retail stores.  For information on terms of operating leases for our properties, see Note 8 to our consolidated financial statements, which is included in Exhibit (13) to this report and incorporated in this item by reference.

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

Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2006.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Patrick H. Norton, age 84
•    Chairman of the Board since October 1997
•    Mr. Norton has announced his intention to retire from the company and not to stand for re-election to the board of directors at our 2006 annual stockholders' meeting in August.  The board appointed Mr. Norton as Chairman Emeritus, a non-voting member of the board of directors, upon his retirement.

Kurt L. Darrow, age 51
•    President and Chief Executive Officer since September 2003
•    Formerly President La-Z-Boy Residential Division (August 2001 - September 2003)
•    Formerly Senior Vice President La-Z-Boy Sales and Marketing (September 1999 - August 2001)

David M. Risley, age 61
•    Senior Vice President and Chief Financial Officer since April 2001.
•    Mr. Risley will step down from his position as Chief Financial Officer on July 1, 2006 but will continue to be employed as a Senior Vice President until his retirement, which is scheduled for August, 2006.  The board of directors has elected
     Louis M. ("Mike") Riccio Jr. Chief Financial Officer of the company effective July 1, 2006.  Mr. Riccio, age 43, has served as our vice president, corporate controller, and chief accounting officer since February 2002.  Previously he was our director of accounting from July 2001 until February 2002 and prior to July 2001 was vice president, corporate controller of LADD Furniture, Inc. (which we acquired in January 2000) from December 1999 until July 2001.

Rodney D. England, age 54
•    Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery Product since November 2003
•    President, England, Inc. since July 1987

Steven M. Kincaid, age 57
•    Senior Vice President of La-Z-Boy and President of Casegoods Product since November 2003
•    President, Kincaid Furniture Company, Incorporated since June 1983

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, ISSUER PURCHASES OF EQUITY SECURITIES.

EQUITY PLANS
The table below provides information, as of the end of fiscal 2006, concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise prices of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	2,295,584	(1)	$14.46	3,914,075	(2)
Equity compensation plans not approved by shareholders (Note 3)	29,500	(3)	$19.88	None

Note 1:  These options were issued under our 2004 Long-Term Equity Award Plan and our 1997 Incentive Stock Option Plan.  No additional options can be awarded under the 1997 plan.

Note 2: This amount is the aggregate number of shares available for future issuance under our  2004 Long-Term Equity Award Plan, which has a stock option component, a restricted stock component and a performance award component, and our Restricted Stock Plan for Non-Employee Directors.  The restricted stock plan and the restricted stock component of the Long-Term Equity Award Plan provide for awards of our common shares or grants of 30-day options on our common shares.  The performance award component of the long-term equity award plan provides for awards of our common shares or grants of 30-day options on common shares to selected key employees based on achievement of pre-set goals over a performance period (normally of three fiscal years).  At the end of fiscal 2006, 3,714,275 shares were available for future issuance under the long-term equity award plan and 199,800 shares were available for future issuance under the non-employee directors restricted plan.

Note 3: This line of the table relates only to an option plan that we adopted without shareholder approval at the time we acquired LADD solely in order to replace options on LADD common shares with options on our common shares.  No additional options or other awards may be made under that plan.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fourth quarter of fiscal year 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common shares during the fourth quarter of fiscal year 2006.

Shareholders

We had about 31,900 shareholders of record at June 14, 2006.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.   Our management's report on internal control over financial reporting and our registered public accounting firm's attestation report on management's assessment of our internal control over financial reporting are included in Exhibit (13) to this report and incorporated in this item by reference.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during our fourth fiscal quarter of 2006.

ITEM 9B. OTHER INFORMATION

On June 16, 2006, the Compensation Subcommittee established the four performance goals for the performance awards made to our executive officers, including each of the executive officers who will be named in the summary compensation table in the proxy statement for our 2006 annual meeting, under our long-term equity award plan for the 3-year cycle ending in April 2009. This information is included in Exhibit (10.13) to this report and incorporated in this item by reference.

On June 16, 2006, the Compensation Committee established, pursuant to our executive incentive compensation plan, the annual bonus criteria for the year ending April 28, 2007 that will apply to our executive officers, including each of the executive officers who will be named in the summary compensation table in the proxy statement for our 2006 annual meeting. The information is included in Exhibit (10.15) to this report and incorporated in this item by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees.  A current copy of the code is posted at our website "http://www.la-z-boy.com".

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2006 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2006 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2006 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All information required to be reported under this item will be included in our proxy statement for our 2006 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2006 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report:

(1.)  Financial Statements:
          Consolidated Statement of Operations for each of the three fiscal years ended
                 April 29, 2006, April 30, 2005 and April 24, 2004
          Consolidated Balance Sheet at April 29, 2006 and April 30, 2005
          Consolidated Statement of Cash Flows for the fiscal years ended April 29, 2006,
                 April 30, 2005 and April 24, 2004
          Consolidated Statement of Changes in Shareholders’ Equity for the
                 fiscal years ended April 29, 2006, April 30, 2005 and April 24, 2004
          Notes to Consolidated Financial Statements
          Management's Report to Our Shareholders
          Report of Independent Registered Public Accounting Firm

(2.)  Financial Statement Schedules:
          Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
          Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 29, 2006.

          Both immediately follow this item.

          All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

(3.) Exhibits The following exhibits are filed as part of this report:

Exhibit Number	Description of Exhibit (Note 1)
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Note 13)
(3.2)	Amendment to Restated Articles of Incorporation (Note 11)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of March 3, 2004) (Note 7)
(4.1)	$150 million dollar Credit Agreement dated as of March 30, 2004 among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries) (Note 7)
(4.2)	Consent and Waiver, dated as of November 11, 2005 to the Credit Agreement dated as of March 30, 2004 (Note 4)
(4.3)	First Amendment, dated as of November 22, 2005 to Credit Agreement dated as of March 30, 2004 (Note 4)
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Further Amended and Restated 1993 Performance-Based Stock Plan (Note 10)
(10.2)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Note 8)
(10.3)*	La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 12)
(10.4)*	La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 12)
(10.5)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 12)
(10.6)*	Form of Change in Control Agreement (Note 14). In effect for: Patrick H. Norton, Kurt L. Darrow, David M. Risley, Steven M. Kincaid, Rodney D. England, Louis M. Riccio, Jr., and Otis Sawyer.
(10.7)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 15)
(10.8)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan (Note 3)
(10.9)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan (Note 6)
(10.10)*	Executive Incentive Compensation Plan - Description as of June 7, 2005 (Note 5)
(10.11)*	Summary of Fiscal 2007 Salaries for Named Executive Officers
(10.12)*	Performance Awards Goals (for Performance Cycle Ending April 2008) (Note 5)
(10.13)*	Performance Awards Goals (for Performance Cycle Ending April 2009)
(10.14)*	Sample Award Agreement under the 2004 Long Term Equity Award Plan
(10.15)*	Executive Incentive Compensation Plan - Description as of June 16, 2006
(11)	Statement regarding computation of per share earnings (See Note 5 to the Consolidated Financial Statements included in Exhibit (13))
(12)	Not applicable
(13)	Portions of the 2006 Annual Report to Shareholders (Note 2)
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(99)	Not applicable
(100)	Not applicable

Notes to Exhibits

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
Note 1.	For all documents incorporated by reference, the SEC file number is 1-9656 unless otherwise indicated below.
All exhibit description references to previous filings are references to filings by La-Z-Boy. Unless otherwise indicated, the described exhibit is being filed with this Report.
Note 2.	With the exception of the information incorporated in Parts I and II, this document is not deemed to be filed as part of this Report.
Note 3.	Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 28, 2006.
Note 4.	Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 29, 2005.
Note 5.	Incorporated by reference to an exhibit to Form 10-Q for the quarter ended July 30, 2005
Note 6.	Incorporated by reference to an exhibit to definitive proxy statement dated July 2, 2004.
Note 7.	Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2004.
Note 8.	Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003.
Note 9.	Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2003.
Note 10.	Incorporated by reference to an exhibit to definitive proxy statement dated June 29, 2001.
Note 11.	Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999.
Note 12.	Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997.
Note 13.	Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996.
Note 14.	Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995.
Note 15.	Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 22, 2006 appearing in the 2006 Annual Report to Shareholders of La-Z-Boy Incorporated (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 20 to the consolidated financial statements, on April 24, 2004, the company adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
June 22, 2006

LA-Z-BOY INCORPORATED AND SUBSIDIARIES SCHEDULE II
 — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

Allowance for Doubtful Accounts and Long-Term Notes

Fiscal year ended:	Balance at beginning of year	Reductions from consolidation of VIEs	Additions charged to costs and expenses		Trade accounts receivable "written off" net of recoveries	Balance at end of Year
April 29, 2006	$20,489	$(891)	$4,527		$(6,694)	$17,431
April 30, 2005	23,678	--	176	(1)	(3,365)	20,489
April 24, 2004	36,117	(11,239)	3,769		(4,969)	23,678

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

DATE: June 22, 2006	LA-Z-BOY INCORPORATED BY /s/ Kurt L. Darrow Kurt L. Darrow President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 22, 2006, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/P.H. Norton	/s/J.W. Johnston
P.H. Norton	J.W. Johnston
Chairman of the Board	Director
/s/K.L. Darrow	/s/H.G. Levy
K.L. Darrow	H.G. Levy
President and Chief Executive Officer, Director	Director
/s/D.M. Risley	/s/R.E. Lipford
D.M. Risley	R.E. Lipford
Senior Vice President and Chief Financial Officer	Director
/s/L.M. Riccio, Jr.	/s/D.L. Mitchell
L.M. Riccio, Jr.	D.L. Mitchell
Chief Accounting Officer and Corporate Controller	Director
/s/J.H. Foss	/s/R.M. Gabrys
J.H. Foss	R.M. Gabrys
Director	Director
/s/D.K. Hehl	/s/J.L. Thompson
D.K. Hehl	J.L. Thompson
Director	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (Note 1)
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Note 13)
(3.2)	Amendment to Restated Articles of Incorporation (Note 11)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of March 3, 2004) (Note 7)
(4.1)	$150 million dollar Credit Agreement dated as of March 30, 2004 among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries) (Note 7)
(4.2)	Consent and Waiver, dated as of November 11, 2005 to the Credit Agreement dated as of March 30, 2004 (Note 4)
(4.3)	First Amendment, dated as of November 22, 2005 to Credit Agreement dated as of March 30, 2004 (Note 4)
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Further Amended and Restated 1993 Performance-Based Stock Plan (Note 10)
(10.2)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Note 8)
(10.3)*	La-Z-Boy Incorporated Executive Incentive Compensation Plan Description (Note 12)
(10.4)*	La-Z-Boy Incorporated Amended and Restated 1997 Restricted Share Plan (Note 12)
(10.5)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Note 12)
(10.6)*	Form of Change in Control Agreement (Note 14). In effect for: Patrick H. Norton, Kurt L. Darrow, David M. Risley, Steven M. Kincaid, Rodney D. England, Louis M. Riccio, Jr., and Otis Sawyer.
(10.7)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Note 15)
(10.8)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan (Note 3)
(10.9)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan (Note 6)
(10.10)*	Executive Incentive Compensation Plan - Description as of June 7, 2005 (Note 5)
(10.11)*	Summary of Fiscal 2007 Salaries for Named Executive Officers
(10.12)*	Performance Awards Goals (for Performance Cycle Ending April 2008) (Note 5)
(10.13)*	Performance Awards Goals (for Performance Cycle Ending April 2009)
(10.14)*	Sample Award Agreement under the 2004 Long Term Equity Award Plan
(10.15)*	Executive Incentive Compensation Plan - Description as of June 16, 2006
(11)	Statement regarding computation of per share earnings (See Note 5 to the Consolidated Financial Statements included in Exhibit (13))
(12)	Not applicable
(13)	Portions of the 2006 Annual Report to Shareholders (Note 2)
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(99)	Not applicable
(100)	Not applicable

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

Note 3.
    Incorporated by
reference to an exhibit to Form 10-Q for the quarter ended January 28, 2006.

Note 4.
    Incorporated by
reference to an exhibit to Form 10-Q for the quarter ended October 29, 2005.

Note 5.
    Incorporated by
reference to an exhibit to Form 10-Q for the quarter ended July 30, 2005

Note 6.
    Incorporated by
reference to an exhibit to definitive proxy statement dated July 2, 2004.

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

Note 11.
    Incorporated by
      reference to an exhibit to Form 10-K/A filed September 27, 1999.

Note 12.
    Incorporated by
      reference to an exhibit to definitive proxy statement dated June 27, 1997.

Note 13.
    Incorporated by
      reference to an exhibit to Form 10-Q for the quarter ended October 26,
1996.

Note 14.
    Incorporated by
reference to an exhibit to Form 8-K dated February 6, 1995.

Note 15.
    Incorporated by
      reference to an exhibit to Form 8, Amendment No. 1, dated November 3,
1989.

EXHIBIT (10.11)

SUMMARY OF FISCAL 2007 SALARIES

On June 6, 2006, the Board of Directors of the Company approved base salaries for the fiscal year ended April 28, 2007 for the following Named Executive
Officers:

       Name

     2007 Base Salary

Kurt L. Darrow

$675,000

Patrick H. Norton

$459,638

David M. Risley

$351,488

Rodney D. England

$360,000

Steven M. Kincaid

$360,000

EXHIBIT (10.13)

Performance Awards Goals

For Performance Cycle Ending April 2009

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

EXHIBIT (10.14)

SAMPLE AWARD AGREEMENT

LA-Z-BOY INCORPORATED 2004 LONG-TERM EQUITY AWARD PLAN

AWARD AGREEMENT

Agreement made effective <grant day> (the “Grant Date”) between
La-Z-Boy Incorporated (the “Company”) and <first name> <last name>
(the “Employee”).

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

The principal features of the foregoing grants are as follows:

Restricted Stock

TOTAL SHARES OF RESTRICTED STOCK: <restrictedstock>

SCHEDULED VESTING DATES

(PERIOD OF RESTRICTION)

NUMBER OF SHARES:

<grant day + 3 yrs>

<grant day + 4 yrs>

<grant day + 5 yrs>

Options

“OPTION DATE” is <grant day>

TOTAL SHARES SUBJECT TO PURCHASE OPTION:  <total options>

SCHEDULED VESTING DATES

     NUMBER OF SHARES / PRICE
PER SHARE

<grant day + 1 yrs>

     <ovestyear1> / $<grant
price>

<grant day + 2 yrs>

     <ovestyear2> / $<grant
price>

<grant day + 3 yrs>

     <ovestyear3> / $<grant
price>

<grant day + 4 yrs>

     <ovestyear4> / $<grant
price>

All options not exercised by <grant day + 5 yrs> shall be
forfeited.

Performance Award Shares

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

     By

Kurt Darrow

     President and

Chief Executive Office

EXHIBIT (10.15)

LA-Z-BOY
INCORPORATED

EXECUTIVE INCENTIVE COMPENSATION PLAN

DESCRIPTION AS OF JUNE 16, 2006

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

The
target and maximum award opportunity for each participant is established by the
Committee. The target award for participants ranges from 10% to 90% of eligible base pay with a maximum award of 200% of the target (i.e. 20% to 180% of eligible base pay). The award paid is based on actual results compared to the established performance targets. Payment of the award occurs within 90 days after the end of the fiscal year. A participant must be on the payroll at the end of the fiscal year (or have retired during the fiscal year) to be eligible for an award.

EXHIBIT (13)

LA-Z-BOY INCORPORATED

Management’s
Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and
Analysis is an integral part of understanding our financial results. This
Management’s Discussion and Analysis should be read in conjunction with the accompanying Management’s Report to our Shareholders, Report of Independent
Registered Public Accounting Firm, Consolidated Financial Statements and related Notes to
Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction of La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2006. We then provide a discussion of our results of operations, liquidity and capital resources, quantitative and qualitative disclosures about market risk, and critical accounting policies.

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

Actual results could differ
materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e)
continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency exchange rates; (l) competitive factors; (m) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from natural events such as hurricanes, earthquakes and tornadoes; (w) the ability to turn around under-performing retail stores; (x) the impact of retail store relocation costs, the success of new stores or the timing of converting stores to the New Generation format; (y) the ability to procure fabric rolls or cut and sewn fabric sets domestically or abroad; and (z) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

Introduction

La-Z-Boy Incorporated is a
manufacturer, marketer and retailer of upholstery products and a marketer of imported or manufactured casegoods (wood) furniture products. Our La-Z-Boy brand is the top brand in the furniture industry, one of the most preferred brands in the home and we are the leading global producer of reclining chairs. In addition, we own 63 La-Z-Boy Furniture
Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 63 stores are part of the larger store network of La-Z-Boy
Furniture Galleries® stores which includes a total of 337 stores, the balance of which are independently owned and operated. The network is the industry’s largest single upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help customers furnish certain rooms in their homes.

At the end of fiscal 2004, a new
accounting pronouncement, Financial Accounting Standards Board Interpretation No. 46R
(“FIN 46”), required us to start consolidating certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable
Interest Entities (“VIE”) by this pronouncement. During the fiscal 2006 first quarter, an additional independent dealer had a change in financial structure which made us the primary beneficiary and required consolidation. The new VIE currently has four stores.

Our reportable operating segments are
the Upholstery Group, the Casegoods Group and the Retail Group. Below is a chart that shows the organizational structure of La-Z-Boy segments.

In terms of revenue, our largest
segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit.
During the second quarter of fiscal 2006, we initiated a restructuring plan to close our upholstery manufacturing facility in Waterloo, Ontario and shift the plant’s production to other existing facilities in order to rationalize our overall capacity utilization. We also import cut and sewn fabric kits to complement our leather kits that allow us to take full advantage of both the cost-saving opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery
Group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers and department stores.

Our Casegoods Group today is
primarily an importer, marketer and distributor of casegoods (wood) furniture and continues to make progress in year-over-year improvements in operating margin. Based on our current strategy for import versus domestic casegoods product, we have completed the planned transition of this business so that about 72% of our residential casegoods are imported. Over the past several years, we have rationalized our domestic casegoods manufacturing capacity in order to compete globally and have significantly changed the cost structure from fixed to highly variable.

The Retail Group consists of 63
company-owned La-Z-Boy Furniture Galleries® stores in nine markets ranging from the
Midwest to the East Coast of the United States. This group includes the 21 stores acquired in the fourth quarter of fiscal 2005. Two of those markets were previously consolidated as
VIEs and were incurring significant operating losses. In fiscal 2007, we plan to take the following actions to grow sales and improve the operating results for the Retail Group as well as take advantage of certain synergies between the company-owned markets:

  We will continue to relocate, convert or add stores to our New Generation format which are more productive.

  We will continue to centralize certain of our advertising, marketing and warehousing functions to gain better efficiencies.

  We will continue to consolidate information systems and eliminate duplicative processes and warehouses.

  We will continue to expand our in-home design service, which has increased the average sale per customer where employed.

We believe that expanding our store
network will drive top-line growth as we capitalize on the larger urban markets. With the further penetration in these markets we expect to gain necessary efficiencies in advertising, distribution and administration to achieve desired profitability. Currently,
28 of our company-owned stores are in the New Generation format and we expect to significantly increase this number in the next fiscal year. Through these actions we continue to remain optimistic about the future performance of this segment and believe this segment will be profitable within 18 months to two years.

According to the May 2006 Top 25
ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture
Galleries® stores network (“the network”) is the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and
Canada by opening new stores, relocating stores to better locations and converting existing stores to our New Generation store format. Slightly more than half of the 337 stores in the network—the majority of which are independently owned—are concentrated in the top 25 markets in the U.S. We anticipate increasing our market penetration over the next few years in the top 25 markets, allowing our dealers to create operating efficiencies, particularly in the areas of advertising, logistics and administration. We anticipate obtaining the future market penetration necessary through both our company-owned stores and independently owned dealers. In some cases, our independent dealers lack the resources to accomplish these initiatives. In those cases, we may either acquire those markets or transition ownership of those markets to individuals who have the resources to accomplish our goals.

During the 2006 fiscal year, the
network opened 21 new stores, remodeled 20 stores, relocated eight stores and closed 18 stores for a net store increase of three. There are now 154 stores in the more productive
New Generation store format, which represents about 50% of our total stores being less than five years old. We believe the transition to the New Generation format stores, with the addition of new stores, is enhancing our position in the competitive retail marketplace.
The majority of the retail operations are owned and operated by independent retailers who resell to end-users, but as noted earlier, we currently own and operate 63 stores in nine markets, representing approximately one-fifth of the total stores.

Our success with La-Z-Boy Furniture
Galleries® stores has been expanded to our Kincaid and England operating units. There are 22 Kincaid and nine England stand-alone stores owned and operated by independent dealers. Additionally, we have an extensive La-Z-Boy in-store gallery program with 340 in-store galleries. Our other operating units, such as Kincaid, Pennsylvania House,
Clayton Marcus, England and Lea, also have in-store gallery programs. One of our strategic initiatives is to grow our proprietary distribution network at an increasing pace over the next few years. The chart below shows the current structure of the La-Z-Boy Furniture
Galleries® store network.

We
operate on a fiscal year ending on the last Saturday of April.  Our most recent fiscal year was 52 weeks, ended on April 29, 2006 (“fiscal 2006”), and the previous fiscal years were 53 and 52 weeks, respectively, ended on April 30, 2005
(“fiscal 2005”), and April 24, 2004 (“fiscal 2004”).

Results of Operations

Analysis of Operations:  Year Ended April 29, 2006

(Fiscal Year 2006 compared with 2005)

    Year ended

    (Amounts in thousands, except per share amounts)

    4/29/06
     (52 weeks)

    4/30/05
     (53 weeks)

    Percent Change

Upholstery sales

$
1,347,964

$
1,467,311

-8.1
%

    Casegoods
sales

432,307

455,343

-5.1
%

Retail sales
213,438

173,099

23.3
%

Other/eliminations
(76,932
)
(47,372
)
-62.4
%

Consolidated sales

$
1,916,777

$
2,048,381

-6.4
%

Consolidated gross profit

$
    452,169

$
    465,243

-2.8
%

Consolidated gross margin

23.6
%

22.7
%

Consolidated S,G&A

$
410,348

$
401,592

2.2
%

S,G,&A as a percent of sales

21.4
%

19.6
%

Consolidated write-down of intangibles

$
22,695

$
--

N/M

Upholstery operating income

$
85,253

$
101,856

-16.3
%

    Casegoods
operating income

18,265

5,370

240.1
%

Retail operating income

(26,006
)

(2,859
)

-809.6
%

Corporate and other

(29,048
)

(30,422
)

4.5
%

Write-down of intangibles

(22,695
)

--

N/M

Restructuring

(6,643
)

(10,294
)

35.5
%

Consolidated operating income

$
19,126

$
63,651

-70.0
%

Upholstery operating margin

6.3
%

6.9
%

    Casegoods
operating margin

4.2
%

1.2
%

    Retail
operating margin

-12.2
%

-1.7
%

Consolidated operating margin

1.0
%

3.1
%

    Income
from continuing operations

$

(3,041
)
$

33,095

-109.2
%

    Diluted
earnings per share from continuing operations

$

(0.06
)
$

0.63

-109.5
%

N/M - not meaningful

Sales

Consolidated sales declined 6.4% during fiscal 2006. Our Upholstery and Casegoods
Groups' sales were also down when compared to the prior year due in large part to a volatile retail environment attributable to weak consumer demand. A decline in business with rental stores and the liquidation of several large regional chains accounted for approximately 1% of the sales decline during the year.
Approximately 2% of the sales decline was attributed to the extra week in fiscal
2005. Additionally, sales declined approximately 1.4% during the year due to the polyurethane shortage that affected upholstered product shipments from October through the middle of December. The sales declines noted above were mitigated by
1.5% increase in sales due to sales price increases and a 0.8% increase in sales which resulted from the retail stores acquired at the end of fiscal 2005.

Upholstery Group sales were down 8.1% year-over-year, 2% of which was attributable to the extra week in fiscal 2005.  Approximately
2% of the decrease in Upholstery Group sales for the year related to the polyurethane supply shortage, which limited our ability to fill customer orders. Sales were also down due to the weak retail environment.  Around 1% of our upholstery sales decline was related to a decline in business with our rental customers and the liquidation of several large regional chains in the past 12 months.
The sales decline was mitigated by a 2.0% increase in sales which resulted from sales price increases.

Our Casegoods Group sales decreased 5.1% during fiscal 2006, of which about 2% related to the extra week in fiscal 2005. The decrease in sales primarily occurred at Pennsylvania House due to market share erosion stemming from continued disruptions as they replace domestically produced product lines with Asian-produced furniture. Although sales decreased for the Casegoods Group as a whole during the period, the casegoods hospitality and health care business continued to show sales growth during the year, partly due to the economic recovery of the hospitality sector.

Retail Group sales increased 23.3% due to the acquisition of 21 stores in the fourth quarter of fiscal 2005. Eight of these stores were consolidated as VIEs prior to our acquiring them in the fourth quarter of fiscal 2005. Excluding the 21 recently acquired stores, Retail Group sales for our previously owned markets actually decreased during fiscal 2006 due to slow retail activity.

The net total of intercompany sales eliminations and sales to VIEs increased 62.4% as a result of greater sales to company-owned retail stores and fewer VIEs in fiscal 2006 versus fiscal 2005.

Gross Profit

Our gross profit as a percent of sales ("gross margin") increased  in fiscal 2006 in comparison to fiscal 2005 due to the following:

  Our company-owned
  La-Z-Boy Furniture Galleries(R)stores in the Retail Group were a larger part of our consolidated results in fiscal 2006, and since retail sales generally carry a higher gross margin than our manufacturing units, it had a more significant impact on our consolidated gross margins than in fiscal 2005 by 0.5 percentage points.

  We initiated a
  significant cost reduction program during the current fiscal year focusing on manufacturing cost reductions, indirect labor, distribution costs and waste reductions that have positively impacted our gross margins.

  We experienced
  significant price increases in raw materials, especially in raw steel, during fiscal 2005. Raw steel prices remained high but stabilized in fiscal 2006.
  During fiscal 2006, we experienced rising prices for polyurethane foam, as a result of the damage inflicted by the hurricane season, which reduced our gross margin approximately 1.1 percentage points. We increased our selling prices due to the high raw material costs. This combined with our normal price increases helped increase our margins approximately 1.2 percentage points.

  We had restructuring
  expense of $6.6 million in fiscal 2006 and $10.3 million in fiscal 2005. The restructuring costs decreased gross margin by 0.4 percentage points in 2006 and 0.5 percentage points in 2005.

  At the end
  of fiscal 2005, we changed our estimate for unpaid claims for workers’
  compensation to an actuarial estimate.  As a result, we recorded a charge to increase our claims liability by $5.9 million, which decreased gross margin by
  0.3 percentage points in fiscal 2005 that was not repeated in fiscal 2006.

Factors negatively impacting gross margin in fiscal 2006 include the following:

  Upholstery Group
  production was disrupted during the period by the polyurethane shortage, which prevented us from producing and filling customer orders that we otherwise could have completed and shipped. The polyurethane shortage decreased gross margin by 0.1 percentage points in fiscal 2006.

  Following the
  acquisition of 21 stores in three markets by our Retail Group near the end of fiscal 2005, we refreshed merchandise and cleared out older inventory in fiscal 2006 at the newly acquired stores, which resulted in a lower gross margin for our Retail Group.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") increased in dollar amount and as a percent of sales in fiscal 2006 compared to the prior year.  This was attributable to:

  The increased relative
  size of the Retail Group increased consolidated S,G&A because the
           Retail Group has a higher S,G&A structure than our Upholstery and Casegoods segments.  As the
           Retail Group grows as an overall percentage of our net sales, this overall S,G&A percentage will also increase as a percent of sales.  The impact on the current fiscal year was approximately 2.0 percentage points.

  We incurred additional
  expenses in the Retail Group related to the 21 acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as costs involved in establishing new warehousing for two of our locations.

   Our company-owned same
  store sales were down, therefore we were not able to absorb our fixed expenses resulting in an increase in S,G&A as a percent of sales.

Somewhat offsetting these
increases in S,G&A expense were gains recognized during the current year on long-lived assets that we sold, which reduced S,G&A as a percent of sales by 0.2 percentage points.

Operating Margin

Our consolidated operating margin was 1.0% for fiscal 2006 and included 0.4 percentage points of restructuring costs and 1.2 percentage points of a write-down of intangibles at Bauhaus.  Bauhaus was impacted by several large customer bankruptcies and the merger of two major department stores, which reduced production causing the closure of several production facilities.  These events impacted our annual valuation of intangibles resulting in an impairment loss.  Operating margin for fiscal 2005 was 3.1% and included
0.5 percentage points of restructuring charges.

The Upholstery Group operating margin decreased due to lower sales volume caused by the weather-related supply chain disruptions and soft retail conditions. The Upholstery Group benefited from selling price increases since the same period last year which somewhat offset these factors.

Our Casegoods Group operating margin increased over the prior year due to the increased operating margin in our casegoods hospitality and health care business and improvements resulting from our continuing transition to our import model for residential casegoods. Although Pennsylvania House continued to operate below our stated operating margin objectives, the significant changes that were made in the overhead structure as a result of transitioning to a fully imported business model limited the negative impact on the Casegoods Group as a whole.  The Casegoods Group has been on a positive trend, making steady progress in improving year-over-year operating margins.

Our Retail Group operating margin decreased by 10.5 percentage points during fiscal 2006 in comparison to fiscal 2005. Two of the three markets acquired in fiscal 2005 were operating at significant losses and were previously reported as VIEs and contributed to operating losses during the current year. After acquiring the new locations, we refreshed merchandise at our newly acquired locations by liquidating our older inventory which resulted in a lower operating margin. The acquired stores also incurred transitional costs during the year. The decrease in operating margin was also due in part to the decrease in both same store sales volume and acquired store sales. Additionally, due to the acquisition of new markets and a slow retail environment, we increased advertising spending, which had a negative effect on margins but was necessary to drive retail traffic. We also had an increase in occupancy costs and selling expenses. Consequently, due to these acquisitions and an overall soft retail environment, our retail operating results for fiscal 2006 were well below our expectations. We anticipate that it will take 18 months to two years to return this group to profitability.

OPERATING MARGIN BY QUARTER FOR FISCAL 2006 AND FISCAL 2005

    First Quarter

    Second Quarter

    Third Quarter

    Fourth Quarter

Upholstery
2006

4.9%

3.9%

7.2%

8.9%

2005

4.2%

7.2%

6.2%

9.4%

Casegoods
2006

4.1%

2.0%

6.0%

4.5%

2005

0.5%

0.1%

1.9%

2.1%

Retail
2006

-10.3%

-12.3%

-10.4%

-15.8%

2005

1.3%

1.2%

-0.4%

-7.5%

Consolidated
2006

1.7%

-1.6%

3.7%

0.0%

2005

-0.9%

2.9%

3.9%

5.8%

Interest Expense

Interest expense for fiscal 2006 was
higher than fiscal 2005 due to rising interest rates on floating rate debt equating to an increase of about 1% in our effective interest rate. Our weighted average debt was down slightly compared to the prior year, due to the repayment of $26 million in debt occurring near the end of the fiscal year.

Income Taxes

Our effective tax rate was 132% in
fiscal 2006 compared to 38% in fiscal 2005. The increase in the effective tax rate was attributable to the write-off of goodwill at Bauhaus in the fourth quarter of fiscal 2006, which had no tax benefit, as well as the restructuring charges incurred at our Canadian upholstery operation, which is generally taxed at a lower rate, therefore reducing the tax benefit and increasing the effective rate relating to those expenses.

Results of Operations

Analysis of Operations:  Year Ended April 30, 2005

(Fiscal Year 2005 compared with 2004)

    Year ended

    (Amounts in thousands, except per share amounts)

    4/30/05
     (53 weeks)

    4/24/04
     (52 weeks)

    Percent Change

Upholstery sales

$
1,467,311

$
1,439,253

1.9
%

    Casegoods
sales

455,343

456,090

-0.2
%

Retail sales
173,099

128,996

34.2
%

Other/eliminations
(47,372
)
(72,342
)
34.5
%

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

71,943

N/M

Upholstery operating income

$
101,856

$
129,719

-21.5
%

    Casegoods
operating income

5,370

2,991

79.5
%

Retail operating income

(2,859
)

1,295

-320.8
%

Corporate and other

(30,422
)

(23,492
)

-29.5
%

Write-down of intangibles

--

(71,943
)

N/M

Restructuring

(10,294
)

(10,441
)

1.4
%

Consolidated operating income

$
63,651

$
28,129

126.3
%

Upholstery operating margin

6.9
%

9.0
%

    Casegoods
operating margin

1.2
%

0.7
%

    Retail
operating margin

-1.7
%

1.0
%

Consolidated operating margin

3.1
%

1.4
%

    Income
from continuing operations

$

33,095

$

1,878

N/M

    Diluted
earnings per share from continuing operations

$

0.63

$

0.04

N/M

N/M - not meaningful

Sales

Consolidated sales increased in
fiscal 2005 compared to fiscal 2004 due to increased sales in our Retail Group and our
Upholstery Group, price increases, the consolidation of VIEs and an additional week in fiscal 2005. Included in our Corporate and other group are the VIEs, which we began consolidating at the end of fiscal 2004. The VIEs accounted for $46.0 million of the $96.4 million overall increase in sales. Additionally, we instituted price increases that accounted for approximately 1.0% of the sales increase during the fiscal year, which mitigated the rising costs of raw materials.

Upholstery Group sales increased
based on the strength of the La-Z-Boy branded product sold through general furniture dealers as well as the La-Z-Boy Furniture Galleries® store system. Although most of our La-Z-Boy Furniture Galleries® stores are independently owned, we do track the written sales activity of the total store system to monitor retail activity. A contributing factor to the increased Upholstery sales was an additional week in fiscal
2005 (53 weeks) in comparison to fiscal 2004 (52 weeks). Our non La-Z-Boy branded upholstery operating units were down slightly due in part to bankruptcies of two large customers.

Sales increases in our Retail Group
were partially due to the opening of company-operated stores and a full year of sales realized from our Baltimore retail stores acquisition, which occurred at the end of fiscal
2004. We also acquired 21 stores near the end of fiscal 2005, of which eight were previously consolidated as VIEs.

In fiscal 2005, the Casegoods Group
finished the fiscal year strong by posting two consecutive quarters of sales growth. The second half of fiscal 2005 was a significant turnaround from the last several years of double-digit declines in sales. A trend analysis of Casegoods Group sales follows.

ANALYSIS OF CASEGOODS
GROUP SALES BY QUARTER FOR FISCAL 2005 AND 2004

    (Amounts in thousands)

    Fiscal 2005

    Fiscal 2004

    % Change

First Quarter

$
105,714

$
116,508

-9.3
%

Second Quarter

$
114,169

$
119,621

-4.6
%

Third Quarter

$
111,918

$
107,899

3.7
%

Fourth Quarter

$
123,542

$
112,062

10.2
%

The casegoods hospitality and health
care business led the sales turnaround by posting double-digit growth over the prior year, which was partly due to the economic recovery of the hospitality sector. The Casegoods
Group benefited from an additional week in fiscal 2005 (53 weeks) in comparison to fiscal
2004 (52 weeks). We also showed some improvement resulting from our transition efforts as some of our other casegoods businesses started to experience favorable growth. However, the momentum that the Casegoods Group gained during fiscal 2005 was offset by the planned transition of Pennsylvania House to a distributor of imported finished goods. Pennsylvania
House sales decreased in the transition period as we began to wind down the production at our domestic plants during the year and, as a result, there were fewer products to ship.

Gross Profit

Our consolidated gross margin
increased 0.6 percentage points, which was mainly due to our increased retail operations and consolidating our VIEs beginning in fiscal 2005. Because the VIEs and the La-Z-Boy
Furniture Galleries® stores are retailers and not manufacturers, they have a higher gross margin than our manufacturing operations. The VIEs and our retail operations contributed a 4.7 percentage point increase to our gross margin. Notwithstanding the increase in our gross margins due to the VIEs and our retail operations, our remaining businesses’ gross margin was lower in fiscal 2005 in comparison to the prior year due to the following:

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

iii)

At the end of fiscal 2005, we changed our estimate for unpaid claims for workers’
compensation to an actuarial estimate. As a result, we recorded a charge to increase our claims liability by $5.9 million, which decreased gross margin by 0.3%.

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

Selling, General and
Administrative Expenses

S,G&A increased in fiscal 2005
compared to the prior year, both in dollars and as a percent of sales. We increased our company-owned retail operations after the end of fiscal 2004 by opening new stores and acquiring some stores. At the end of fiscal 2005, we had 61 company-owned stores — of which 21 were acquired in the fourth quarter — compared to 36 in fiscal 2004.
Additionally, we began consolidating several independently owned stores as VIEs at the end of fiscal 2004 due to the adoption of FIN 46. Since retail and our VIE operations inherently have a higher S,G&A concentration, our consolidated S,G&A as a percent of sales increased due to the expansion of our retail operations and the VIEs that were not in our consolidated statement of operations prior to the 2005 fiscal year. Our non-retail based operations’ S,G&A expense in fiscal 2005 was relatively flat as a percentage of sales when compared to fiscal 2004. Additionally, during the fourth quarter of fiscal 2005, we reevaluated our allowance for doubtful accounts after our acquisition of a major La-Z-Boy Furniture Galleries® store market and reassessment of our credit position with respect to another significant dealer upon obtaining additional credit-related information, and therefore we reduced our allowance for doubtful accounts by $5.5 million. The additional cost we incurred for complying with Sarbanes-Oxley was about 0.1% of net sales and was recorded in S,G&A.

Operating Margin

For the reasons noted above, our
operating margin for both fiscal years was negatively impacted. Our operating margin for fiscal 2005 was 3.1% and included 0.5 percentage points of restructuring costs. Our fiscal
2004 operating margin was 1.4% and included 0.5 percentage points of restructuring costs.
Our operating margins did improve from the beginning of the year to the end of the year, as shown in the table following.

OPERATING MARGIN BY QUARTER FOR FISCAL 2005
AND FISCAL 2004

    First Quarter

    Second Quarter

    Third Quarter

    Fourth Quarter

Upholstery
2005

4.2%

7.2%

6.2%

9.4%

2004

7.3%

8.8%

8.7%

10.8%

Casegoods
2005

0.5%

0.1%

1.9%

2.1%

2004

0.9%

1.7%

-0.3%

0.2%

Retail
2005

1.3%

1.2%

-0.4%

-7.5%

2004

0.9%

0.3%

2.2%

0.6%

Consolidated
2005

-0.9%

2.9%

3.9%

5.8%

2004

2.6%

5.3%

5.3%

-6.6%

The year-over-year decrease in the Upholstery Group operating margin was primarily due to the cost increases in certain raw materials, especially steel and plywood. We did, however, increase our Upholstery Group margins throughout the year due to price increases taken during the April 2004 furniture market as well as during the summer. Some price increases took effect in the third and fourth quarters and helped mitigate raw material cost increases. In addition to the price increases, we also continued to streamline our manufacturing processes and continued to reduce costs through product re-engineering and material substitution. Some of our non La-Z-Boy branded operating margins were down due to a drop in sales volume, partially caused by the bankruptcies of two large customers.

Although our Casegoods Group operating margins improved during fiscal 2005, Pennsylvania House plant closures and disruptions in our other businesses kept us from fully realizing our margin targets. Additionally, our margins improved as we continued our transition of replacing domestically produced residential casegoods with imported product. Lower priced imported product made us more competitive in the marketplace, which fueled our sales increases in this segment. However, offsetting this momentum was the closure of our Pennsylvania House facilities during the fiscal year. The manufacturing inefficiencies caused by the reduced production at these facilities somewhat reduced the gains we experienced at our other casegoods businesses.

The decline in the Retail Group operating margins in fiscal 2005 was due to the costs associated with opening new stores during the year, losses after acquiring the Chicago market at the beginning of the fourth quarter of fiscal 2005 and a weaker retail environment in the second half of fiscal 2005.

Corporate and other operating profit includes the consolidation of VIEs. Since some of our VIEs have either negative or no equity in their businesses, we are required to absorb their losses in our consolidated statement of operations. During fiscal 2005, we focused on reducing our VIEs by either acquiring them or arranging for them to be acquired by new independent owners. Due to the application of purchase accounting relating to our acquisition of previously consolidated VIEs, we recognized extraordinary gains of $2.1 million
(net of tax). Additionally, during the year, one of the equity owners of our VIEs contributed $2.0 million of capital to the business.  Because we consolidated this entity based on voting interests, we recorded the capital contribution as income in that period to offset previously recorded losses.  This was more than offset by $9.6 million of pre-tax losses experienced by our VIEs in fiscal 2005.

Interest Expense

Interest expense for
fiscal 2005 was lower than 2004 due mainly to a decrease in our effective interest rate, offset in part by an increase in our weighted average debt outstanding.

Income Taxes

Our effective tax rate
was 38% in fiscal 2005 and 89% in fiscal 2004. While our statutory rate was the same for both years, the write-down of intangibles increased our effective tax rate by 51 percentage points in fiscal 2004.

Liquidity and Capital Resources

Our total assets at the
end of fiscal 2006 were $55.2 million less than fiscal 2005. A large portion of that change related to the $41.4 million decline in inventory and trade accounts receivable and the $22.7 million write-down of goodwill during fiscal 2006, offset somewhat by a $12.3 million increase in our investments. The cash generated as a result of the significant reductions in accounts receivable and inventory was used to reduce total debt by $43.1 million.

Our sources of cash
liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for fiscal 2006 were $28.0 million compared to
$34.8 million in fiscal 2005 - which included VIE capital expenditures of $4.3 million for 2006 and $5.0 million for 2005. There are no material purchase commitments for capital expenditures. As of the end of the fiscal year 2006, we had unused lines of credit and commitments of $221.1 million under several credit arrangements.

The following table
illustrates the main components of our cash flows:

    Cash Flows From (Used For)

    (Amounts in thousands)

    4/29/06

    4/30/05

Operating activities

    Net
income (loss), depreciation and deferred taxes

$
22,790

$
77,146

Write-down of intangibles

22,695

--

Restructuring

6,643

10,294

    Working
capital and other

37,649

(41,475
)

    Cash
provided from operating activities

89,777

45,965

Investing activities

(30,673
)

(23,987
)

Financing activities

Repurchases of common stock

(10,890
)

(2,476
)

    Net
increase (decrease) in debt

(43,102
)

1,939

    Other
financing activities and exchange rate changes

(18,728
)

(17,618
)

    Net
increase (decrease) in cash and cash equivalents

$
(13,616
)
$
3,823

Operating
Activities

During fiscal 2006 and
fiscal 2005, net cash provided by operating activities was $89.8 million and
$46.0 million, respectively. The increase in 2006 operating cash flows was due mainly to a reduction of $16.3 million in trade receivables and $25.1 million in inventory. Although there are seasonal fluctuations in inventory and trade receivable balances, we have implemented strategies to reduce these working capital balances over the past year and expect these balances to continue to be below historical balances.

Investing
Activities

During fiscal 2006 and
fiscal 2005, net cash used in investing activities was $30.7 million and $24.0 million, respectively. The increase in cash used for investing activities in fiscal 2006 was primarily reflected in an increase in investments. At April 30,
2005, we had significant cash and cash equivalents which were invested in longer term assets during fiscal 2006.

Financing
Activities

Our financing activities
included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $73.2 million of cash in financing activities in fiscal 2006 compared to $18.8 million of cash provided by financing activities in fiscal 2005. During fiscal 2006 we increased cash from operating activities and were able to pay dividends of $22.9 million and repurchase common stock in the amount of $10.9 million. Our change in net borrowing was $45.0 million less in fiscal 2006 in comparison to the prior year.

Our
debt-to-capitalization ratio was 26.5% at April 29, 2006, 30.0% at April 30,
2005, and 30.0% at April 24, 2004.

The following table
summarizes our contractual obligations of the types specified:

    Payments
      by Period

    (Amounts in thousands)

    Total

    Less than
      1 Year

    1-3
      Years

    4-5
      Years

    More than
      5 Years

Long-term debt obligations

$
173,876

$
1,509

$
37,640

$
72,497

$
62,230

    Capital
lease obligations

2,336

1,335

991

10

--

    Operating
lease obligations

285,972

35,006

68,283

54,952

127,731

    Interest
obligations

32,631

8,199

12,265

7,156

5,011

    Other
long-term commitments not

         reflected
on our balance sheet

996

707

210

79

--

Total contractual obligations

$
495,811

$
46,756

$
119,389

$
134,694

$
194,972

In addition to the obligations
listed above,
we have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $6.7 million. Of this, $2.7 million will expire within one year, $3.1 million in one to three years and $0.9 million in four to five years. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the 2006 fiscal year, we had $89.3 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans;
however, we may make discretionary contributions. We have entered into several interest rate swap agreements with counter-parties that are participants in our revolving credit facility; however, we are currently in a favorable position on this swap, which expires in
August 2006, so there are no obligations.

Continuing compliance with existing
federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

On October 28, 1987, our Board of
Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and, subsequent to October 1987, 22.0 million additional shares were added to this plan for repurchase. As of April 29, 2006, 5.9 million additional shares could be purchased pursuant to this authorization. The company purchased 0.8 million shares during fiscal year 2006.

Quantitative and
Qualitative Disclosures about Market Risk

We are exposed to market risk from
changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $150 million revolving credit facility under which we had $25 million borrowed at April 29, 2006. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2007 based upon the year-end levels of exposed liabilities.

We are exposed to market risk from
changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At April 29, 2006, we had no foreign exchange forward contracts outstanding.
Substantially all of our imports purchased outside of North America are denominated in
U.S. dollars. However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future.  We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2007.

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

Inventories

Inventories are stated at the lower
of cost or market. Cost was determined using the last-in, first-out (“LIFO”)
basis for approximately 67% and 70% of our inventories at April 29, 2006, and April 30,
2005, respectively. Cost is determined for all other inventories on a first-in, first-out
(“FIFO”) basis.

Revenue Recognition and
Related Allowances

Shipping terms for third-party
carriers are FOB shipping point, and revenue is recognized upon shipment of product. For product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Other incentives offered to customers
include cash discounts, advertising agreements and other sales incentives. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Other sales incentives are recorded at the time of sale as a reduction to revenue. Our advertising agreements give our non-branded customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

Goodwill and Trade Names

In accordance with SFAS No. 142,
trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Additionally, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit was established based  on the discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison was performed using a calculation of implied fair value of goodwill to determine the
monetary value of impairment.

In the fourth quarter of fiscal 2006,
the annual evaluation of goodwill and trade names was performed.  Following the evaluation procedures, it was determined that our trade names were not impaired.  The carrying value of goodwill exceeded its fair value at Bauhaus, creating an impairment loss of $22.7 million which was recorded as a component of operating income.  In the latter half of fiscal 2006, Bauhaus was impacted by several large customer bankruptcies and the merger of two major department stores, which reduced production causing the closure of several production facilities. There was no tax benefit recognized on this impairment charge.

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
Prior to fiscal 2005, Casegoods Group sales and operating results had been declining in the last few years. Due to continued lagging operating results and changes in facts relating to underlying assumptions, the fair value evaluation was lower in the fiscal 2004 fourth quarter than in the prior year fourth quarter.

Other Loss Reserves

The allowance for doubtful accounts
reflects our best estimate of probable losses inherent in the accounts receivable balance.
In fiscal 2006, our allowance for doubtful accounts for trade accounts receivable and long-term notes decreased from $20.5 million to $17.4 million. The decrease in the allowance was due to several write-offs during the fourth quarter of fiscal 2006 for previously reserved accounts for a total of $4.0 million and due to a lower accounts receivable balance.

We have other loss exposures arising
from the ordinary course of business, including inventory obsolescence, litigation, environmental claims, health insurance, product liability, warranty, restructuring charges and the recoverability of deferred income tax benefits. Establishing loss reserves requires the estimate and judgment of management with respect to risk exposure and ultimate liability.
We use legal counsel or other experts, including actuaries as appropriate, to assist in developing estimates. Due to the uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

Pensions

We maintain defined benefit pension
plans for eligible factory hourly employees at some operating units.  Our largest plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost.  Additionally, we closed our Canadian manufacturing facility during fiscal 2006 and terminated the pension plan associated with that business. Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Each year, we compare the actual experience to the more significant assumptions used; if warranted, we make adjustments to the assumptions.

Our pension plan discount rate
assumption is evaluated annually. The discount rate selected for our U.S. plans is based upon a single rate developed after matching expected benefit payments to a yield curve for high-quality fixed-income investments. Long-term interest rates on high-quality debt instruments, which are used to determine the discount rate, were up slightly at the end of fiscal 2006 after declining in fiscal 2005. Accordingly, we increased the discount rate used to determine our pension benefit obligation on our U.S. plans 95 basis points for fiscal 2006, after decreasing the rate 50 basis points for fiscal 2005. For our U.S.
plans, we utilized a discount rate of 6.45% at April 29, 2006, compared to a rate of 5.50%
at April 30, 2005, and 6.00% at April 24, 2004. In addition, the discount rate utilized by our Canadian plan was 4.3% at April 29, 2006, compared to a rate of 5.5% at April 30,
2005, and 6.5% at April 24, 2004.

Pension benefits are funded through
deposits with trustees and satisfy, at a minimum, the applicable funding regulations. The expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the markets and any expected changes in investment policy.

Besides evaluating the
discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on plan assets annually. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans. The rate of return assumption for U.S. plans as of April 29, 2006, and April 30, 2005, was 8.0%. The rate of return assumption used for determining pension expense of our Canadian plan was 7.5% as of April 29, 2006, and 8.0% as of April 30, 2005. The expected rate of return assumption as of April 29, 2006, will be used to determine pension expense for plans in 2007.

Our long-term stated investment
objective is to maximize the investment return with the least amount of risk through a combination of capital appreciation and income. The strategic asset allocation targets are
65% equities and 35% fixed income within a range of 5% of the target. As of April 29,
2006, our weighted average asset allocation was 69% equity securities and 31% debt securities. As of April 30, 2005, our weighted average asset allocation was 68% equity securities and 32% debt securities.

As of the end of fiscal 2005, the
qualified plans were underfunded; however, only our Canadian plan remained underfunded at the end of fiscal 2006. We do expect to fund our Canadian pension plan fully in fiscal
2007 but expect that the funding will be less than $0.1 million U.S. dollars.   In
addition, our non-qualified retirement plan was not funded at April 29, 2006.  We do not expect to fund our non-qualified defined benefit retirement plan as we hold funds equal to the liability of the plan in a Rabbi trust. We are not required to make any contributions to the other defined benefit plans in fiscal year 2007; however, we reserve the right to make discretionary contributions.

We had unrecognized losses related to
our pension plans of $9.9 million and $24.2 million in fiscal 2006 and fiscal 2005, respectively. The change in the unrecognized actuarial loss for the past two years is primarily attributed to changes in the discount rate and return on plan assets. A portion of the fiscal 2006 unrecognized loss will be amortized into earnings in fiscal 2007. The effect on years after fiscal 2007 will mostly depend on the actual experience of the plans in fiscal 2007 and beyond. We expect that the fiscal 2007 pension expense after considering all relevant assumptions will be approximately $2.0 million compared to $3.4 million in fiscal 2006, which included $0.9 million of curtailment charges. We do not believe that a 25 basis point change in our discount rate or our expected return on plan assets would have a material impact on our financial statements.

Financial Guarantees

We have provided financial guarantees
relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores, which are neither owned nor operated by the company. Lease guarantees are generally for real estate leases and have terms lasting up to five years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into since December 31, 2002, but they are not material to our financial position.

We would be required to perform under
these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $6.7 million as of April 29, 2006.

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

Variable Interest Entities

Financial Accounting Standards Board
Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN
46”), which was issued in December 2003, requires the “primary beneficiary”
of a VIE to include the VIE’s assets, liabilities and operating results in its
consolidated financial statements.   In general, a VIE is a corporation,
partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b)
has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

La-Z-Boy Furniture Galleries®
stores that are not operated by us are operated by independent dealers. These stores sell
La-Z-Boy manufactured product as well as various accessories purchased from approved
La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support.  However, there are certain independent dealers that we have determined may not have sufficient equity.

Based on the
criteria for consolidation of VIEs, as of April 24, 2004, we consolidated several dealers where we were  the primary beneficiary based on
the fair value of our variable interests. All of
our consolidated VIEs were recorded at fair value  on the date we became the primary beneficiary resulting in a cumulative effect of accounting change of
$8.3 million (net of tax of $5.1 million).  Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships.  We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded.  Earnings in excess of our losses are attributed to equity owners of the dealers and are shown as minority interest on our financial statements.  During fiscal 2005, we eliminated two of our VIEs by acquisition. At the end of the first quarter of fiscal 2006, we became the primary beneficiary of one additional dealer due to a change in financial structure of this dealer.

Our consolidated VIEs recognized $36.8 million and $46.0 million in sales, net of intercompany eliminations, in fiscal 2006 and fiscal 2005, respectively.  Additionally, we recognized a net loss per share of $0.09 and $0.11 in fiscal 2006 and fiscal 2005, respectively, resulting from the operating results of these
VIEs.  The VIEs had $8.6 million and $10.2 million of assets net of elimination of intercompany activity at the end of fiscal 2006 and fiscal 2005, respectively.
During the third quarter of fiscal 2005, one of the equity owners of our VIEs contributed
$2.0 million of capital to their business.  Because we accounted for this entity as if it were consolidated based on voting interests, we recorded the capital contribution as income in that period to offset previously recorded losses.  In fiscal 2005, the extraordinary gain of $3.4 million ($2.1 million net of income taxes) resulted from the application of purchase accounting relating to the acquisition of previously consolidated
VIEs.

Additionally, there is an independent dealer that qualifies as a VIE; however, we are not the primary beneficiary.  Our interest in this dealer began in 1992 and is comprised of accounts and notes receivable of $21.8 million, which we evaluated periodically for collectibility.  We acquired this business at fair value subsequent to year end.  This acquisition is expected to impact our consolidated sales by less than 1.0% for the full year of fiscal 2007.

The tables following show the impact
of this standard on our consolidated balance sheet at April 29, 2006 and April 30, 2005, and statement of operations for the years ended April 29, 2006 and April 30, 2005. The amounts reflected in the tables include the elimination of related payables, receivables, sales, cost of sales and interest, as well as profit in inventory.

VIEs

    (Amounts in thousands)

    4/29/06

    4/30/05

Assets

       Cash and
equivalents

$
2,554

$
1,699

Receivables, net (1)

(20,507
)

(9,131
)

Inventories, net

12,795

7,211

Deferred income taxes

10,194

7,199

       Other
current assets

1,487

1,226

             Total current
assets

6,523

8,204

       Property,
plant and equipment, net

12,965

8,431

Intangibles

8,122

7,714

       Other
long-term assets (1)

(19,000
)

(14,169
)

             Total
assets

$
8,610

$
10,180

Liabilities and shareholders' equity

Current portion of long-term debt and capital leases

$
1,587

$
1,934

       Accounts
payable

1,390

329

       Other
current liabilities

6,146

3,523

             Total
current liabilities

9,123

5,786

       Long-term
debt and capital leases

6,764

6,256

       Other
long-term liabilities

(1,632
)

(1,300
)

Shareholders' equity (deficit)

(5,645
)

(562
)

            Total
liabilities and shareholders' equity

$
8,610

$
10,180

(1)
          Reflects the elimination of intercompany accounts and notes receivable.

VIEs

    (Amounts in thousands)

    4/29/06

    4/30/05

Sales (2)

$
36,806

$
46,019

Cost of Sales (2)

4,488

1,224

Gross profit

32,318

44,795

Selling, general and administrative

38,438

49,825

Operating loss

(6,120
)

(5,030
)

Interest expense

504

427

Other expense, net (3)

(1,260
)

(4,154
)

Pre-tax loss

(7,884
)

(9,611
)

Income tax benefit

(2,996
)

(3,652
)

Net loss from continuing operations

$
(4,888
)
$
(5,959
)

(2) Includes the elimination of intercompany sales and cost of sales.

(3) Includes the elimination of intercompany interest income and interest expense.

Restructuring

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to our overall underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in
our other upholstery facilities.   A total of 413 jobs were eliminated as a result of this closure.  During fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.  During fiscal 2006, the decision was made to close a small, 90,000-square-foot upholstery manufacturing facility in Mississippi with production absorbed by other upholstery facilities.  Pre-tax restructuring charges relating to this closure were $0.3 million, covering severance and benefits and the write-down of certain fixed assets.  Severance costs and other costs for our restructurings were expensed in accordance with SFAS
No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 146,
Accounting for Costs Associated with Exit or Disposal
Activities.  The write-downs were accounted for in accordance with SFAS No. 144,
Accounting for the Impairment or Disposal of
Long-Lived Assets. We expect to dispose of the remaining plants by sale.  Somewhat offsetting these expenses for the upholstery restructurings was a pre-tax gain of $2.5 million relating to the sale of two facilities in Mississippi and one facility in
Pennsylvania idled as part of previous restructurings.

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
write-down of certain fixed assets, the write-down of certain inventories, payment of severance and benefits and other costs related to the shutdown. We expect to dispose of these plants by sale, or abandonment if a sale is not practical. Restructuring expenses during 2005 were lower than we had originally anticipated because our charges to expense were offset by the gains on sale of assets previously written down through restructuring in the fourth quarter of fiscal 2005. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Severance costs and other costs are being expensed as incurred throughout the current fiscal year in accordance with SFAS No. 146,
Accounting for Costs Associated with Exit or Disposal Activities.

We had $4.2 million of assets held for sale included in other long-term assets on our consolidated balance sheet as of April 29, 2006, primarily as a result of the above restructurings. This amount consists of buildings and related assets. All of these assets have been written down to their fair value less costs to sell and are currently being marketed.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

    Fiscal 2006

    (Amounts in thousands)

    4/30/05 Balance

    Charges
      to Expense

    Cash
      Payment or Asset  Write-Down

    4/29/06 Balance

Fixed asset write-downs, net of gains

$
--

$
(2,327
)
$
2,327

$
--

    Severance
and benefit-related costs

38

8,970

(8,117
)

891

Total

$

38

$
6,643

$
(5,790
)
$
891

    Fiscal 2005

    (Amounts in thousands)

    4/24/04 Balance

    Charges
      to Expense

    Cash
      Payment or Asset  Write-Down

    4/30/05 Balance

Fixed asset write-downs, net of gains

$
--

$
4,619

$
(4,619
)
$
--

    Severance
and benefit-related costs

329

1,700

(1,991
)

38

Inventory write-downs

--

2,450

(2,450
)

--

Other

174

1,525

(1,699
)

--

Total

$

503

$
10,294

$
(10,759
)
$
38

Business Outlook

While we are pleased with our
progress in our Upholstery and Casegoods divisions, we are concerned about the macroeconomic environment as the energy markets remain volatile and interest rates continue to increase. In particular, there has been a change in the retail environment since the first calendar quarter of 2006 with April and May being difficult months. Due to seasonal factors, the first fiscal quarter is typically our weakest. With that as a backdrop, we expect our first-quarter sales to be flat against last year’s $451 million and reported earnings to be in the range of $0.01 to $0.05 per share, which will include up to a $0.02 per share charge for stock option expense.

Recent Accounting
Pronouncements

In December 2004, the Financial
Accounting Standards Board (“FASB”) issued Statement of Financial Accounting
Standards (“SFAS”) No. 123(R), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB
Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased or canceled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The revised statement generally requires that an entity account for stock-based compensation transactions using the fair-value-based method and eliminates an entity’s ability to account for those
transactions using the intrinsic value method of accounting. SFAS No. 123(R) is effective for us beginning on April 30, 2006. We will adopt this statement using a modified version of prospective application on April 30, 2006. Management has evaluated the impact that
SFAS No. 123(R) will have on our financial position and results of operations and does not expect the impact to be materially different than the effect shown in Note 1 under
“Accounting for Stock-Based Compensation.”

In November 2004, the FASB issued
SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials
(spoilage) should be recognized as current-period charges, and by requiring the allocation of fixed production overheads to inventory, based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have evaluated SFAS No. 151 and do not expect this pronouncement to have a material impact on our financial statements.

The FASB issued SFAS No. 153,
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
financial statements.

In May 2005, the FASB issued SFAS No.
154, Accounting Changes and Error Corrections.  SFAS No. 154 is a
replacement of APB Opinion No. 20 and FASB Statement No. 3.
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

In February 2006, the FASB issued
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB
Statements No. 133 and 140, which permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Statement 155 is effective for all financial instruments acquired or issued subsequent to the beginning of the first fiscal year that begins after September 15, 2006.
We do not expect this pronouncement to have a material impact on our financial statements.

In March 2006, the FASB issued SFAS
No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement
No. 140, which provides relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations. Statement 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. We do not expect this pronouncement to have a material impact on our financial statements.

The FASB issued Interpretation No.
47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”),
on March 30, 2005. The interpretation will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation No.
47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN
47 did not have a material impact on our financial statements.

Regulatory Developments

The Continued Dumping and Subsidy
Offset Act (CDSOA) provides for distribution of monies collected by U.S. Customs from anti-dumping cases to domestic producers that supported the anti-dumping petition. The
Dispute Settlement Body of the World Trade Organization (WTO) ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February
8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for tariffs collected on imports entered into the United States after September 30, 2007.

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
Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of duties ultimately available for distribution. The tariffs attributable to importers and Chinese producers whose imports are subject to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amount ultimately available for distribution in this case during 2006 will depend on tariffs collected through September
30, 2006, that are not subject to administrative reviews and pending legal appeals. Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other domestic producers requesting distribution for the relevant time periods under CDSOA. Our percentage allocation for payments received in calendar 2005 was approximately 20%. The payments received in calendar 2005 were immaterial in total dollars. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in fiscal 2007 or thereafter under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

LA-Z-BOY INCORPORATED

Consolidated Statement of
Operations

     Fiscal year ended   (Amounts in thousands, except per share data)

    4/29/06

    (52 Weeks)

    4/30/05

    (53 Weeks)

    4/24/04
     (52 Weeks)

Sales

$
1,916,777

$

2,048,381

$

1,951,997

Cost of sales

Cost of goods sold

1,457,965

1,572,844

1,509,864

Restructuring

6,643

10,294

10,441

Total cost of sales

1,464,608

1,583,138

1,520,305

Gross profit

452,169

465,243

431,692

    Selling,
general and administrative

410,348

401,592

331,620

Write-down of intangibles

22,695

--

71,943

Operating income

19,126

63,651

28,129

    Interest
expense

11,540

10,442

11,253

Other income, net

1,847

170

4,364

Income from continuing operations before income taxes

9,433

53,379

21,240

    Income
tax expense

12,474

20,284

19,362

    Income
    (loss) from continuing
operations

(3,041
)

33,095

1,878

Income from discontinued operations (net of tax of $1,223 in 2005 and $398 in 2004)

--

1,996

650

Extraordinary gains (net of tax of $1,283 in 2005)

--

2,094

--

     Cumulative effect of accounting changes (net of tax of $5,101 in 2004)

--

--

(8,324
)

Net income (loss)

$

(3,041
)
$
37,185

$
(5,796
)

Basic average shares outstanding

51,801

52,082

53,508

Basic net income (loss) per share:

Income (loss) from continuing operations

$
(0.06
)
$
0.63

$
0.04

Income from discontinued operations (net of tax)

--

0.04

0.01

Extraordinary gains (net of tax)

--

0.04

--

Cumulative effect of accounting changes (net of tax)

--

--

(0.16

)

            Net income (loss) per
basic share

$
(0.06
)
$

0.71

$

(0.11
)

Diluted weighted average shares outstanding

51,801

52,138

53,679

Diluted net income (loss) per share:

Income (loss) from continuing operations

$
(0.06
)
$

0.63

$

0.04

Income from discontinued operations (net of tax)

--

0.04

0.01

Extraordinary gains (net of tax)

--

0.04

--

Cumulative effect of accounting changes (net of tax)

--

--

(0.16
)

             Net income (loss)
per diluted share

$
(0.06
)

$
0.71

$

(0.11
)

The accompanying Notes to Consolidated
Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

Consolidated Balance Sheet

    As of   (Amounts in thousands, except par value)

    4/29/06

    4/30/05

Assets

    Current
assets

Cash and equivalents

$
24,089

$
37,705

Receivables, less allowance of $14,164

             in 2006 and $17,540
in 2005

270,578

283,915

Inventories, net

238,826

260,556

Deferred income taxes

27,276

22,779

Other current assets

23,790

33,410

                Total
current assets

584,559

638,365

    Property,
plant and equipment, net

209,986

210,565

Goodwill

56,926

79,362

    Trade
names

18,794

21,484

    Other
long-term assets, less allowance of $3,267 in

2006 and $2,949 in 2005

100,909

76,581

                   Total
assets

$
971,174

$
1,026,357

Liabilities and shareholders' equity

    Current
liabilities

Short-term borrowings

$
8,000

$
9,700

Current portion of long-term debt

2,844

3,060

Accounts payable

85,561

82,792

          Accrued expenses and other
current liabilities

132,005

133,172

               Total
current liabilities

228,410

228,724

Long-term debt

173,368

213,549

    Deferred
income taxes

14,548

5,389

    Other
long-term liabilities

44,503

51,409

Contingencies and commitments

Shareholders' equity

          Preferred shares - 5,000
authorized; none issued

--

--

          Common shares, $1 par value -
150,000 authorized;

             51,782 outstanding
in 2006 and 52,225 in 2005

51,782

52,225

          Capital in excess of par
value

210,826

214,087

Retained earnings

246,387

273,143

Unearned compensation

(3,083
)

(1,536
)

          Accumulated other comprehensive
income (loss)

4,433

(10,633
)

                Total
shareholders' equity

510,345

527,286

                  Total
liabilities and shareholders' equity

$
971,174

$
1,026,357

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

Consolidated Statement of Cash
Flows

    Fiscal year ended
    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

Cash flows from operating activities

Net income (loss)

$
(3,041
)
$
37,185

$
(5,796
)

        Adjustments to reconcile net income (loss)
to

           net cash provided by
operating activities

              Write-down
of intangibles

22,695

--

71,943

Cumulative effect of accounting change (net of tax)

--

--

8,324

Extraordinary gains (net of tax)

--

(2,094
)

--

Gain on sale of discontinued operations (net of tax)

--

(668
)

--

Restructuring

6,643

10,294

10,441

Change in allowance for doubtful accounts

1,805

(3,189
)

(1,201
)

              Depreciation
and amortization

29,234

28,329

29,112

              Change
in receivables

16,251

(5,935
)

8,631

              Change
in inventories

25,132

(10,633
)

16,309

              Change
in payables

2,260

(10,032
)

13,220

              Change
in other assets and liabilities

(7,799
)

(8,924
)

(6,238
)

              Change
in deferred taxes

(3,403
)

11,632

(11,843
)

                 Total
adjustments

92,818

8,780

138,698

                     Net cash
provided by operating activities

89,777

45,965

132,902

    Cash
flows from investing activities

Proceeds from disposals of assets

11,499

11,226

2,167

Proceeds from sale of discontinued operations

--

10,985

--

Capital expenditures

(27,991
)

(34,771
)

(31,593
)

Purchases of investments

(25,289
)

(14,890
)

(5,394
)

Proceeds from sales of investments

12,983

8,120

9,250

        Acquisitions, net of cash
acquired

--

(6,806
)

(9,189
)

Change in other long-term assets

(1,875
)

2,149

(403
)

                    Net cash used
for investing activities

(30,673
)

(23,987
)

(35,162
)

    Cash
flows from financing activities

Proceeds from debt

103,380

126,752

101,572

Payments on debt

(146,482
)

(124,813
)

(111,657
)

        Stock issued for stock and employee benefit
plans

3,679

4,573

6,714

Repurchases of common stock

(10,890
)

(2,476
)

(72,509
)

Dividends paid

(22,923
)

(22,868
)

(21,514
)

                   Net cash used
for financing activities

(73,236
)

(18,832
)

(97,394
)

    Effect of
exchange rate changes on cash and equivalents

516

677

775

    Change in
cash and equivalents

(13,616
)

3,823

1,121

    Cash
acquired from consolidation of VIEs

--

--

3,944

    Cash and
equivalents at beginning of the year

37,705

33,882

28,817

    Cash and
equivalents at end of the year

$
24,089

$
37,705

$
33,882

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
$
55,027

$
216,081

$
342,628

$

--

$
(3,797
)
$
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

(525
)

Change in additional minimum pension liability (net of tax)

(457
)

Translation adjustment

1,870

       Change in fair value of cash
flow hedges (net of tax)

2,154

          Total comprehensive
loss

(870
)

            At April 24,
2004

52,031

216,156

253,012

--

1,129

522,328

Repurchases of common stock

(120
)

(2,356
)

(2,476
)

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

       Unrealized gain on marketable securities (net of
tax)

127

Realization of gains on marketable securities (net of tax)

(93
)

       Change in additional minimum pension liability (net of
tax)

(14,144
)

Translation adjustment

2,359

       Change in fair value of cash
flow hedges (net of tax)

(11
)

          Total comprehensive
income

25,423

At April 30, 2005

52,225

214,087

273,143

(1,536
)

(10,633
)

527,286

Repurchases of common stock

(760
)

(10,130
)

(10,890
)

Stock issued for stock and employee benefit plans

317

(3,261
)

9,338

(2,715
)

3,679

    Amortization of unearned
compensation

1,168

1,168

Dividends paid

(22,923
)

(22,923
)

Comprehensive income (loss)

Net loss

(3,041
)

       Unrealized gain on marketable securities (net of
tax)

1,020

Realization of gains on marketable securities (net of tax)

(451
)

       Change in additional minimum pension liability (net of
tax)

13,572

Translation adjustment

988

       Change in fair value of cash
flow hedges (net of tax)

(63
)

          Total comprehensive
income

12,025

At April 29, 2006
$
51,782

$
210,826

$
246,387

$
(3,083
)
$
4,433

$
510,345

        The accompanying Notes to
Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated
Financial Statements

Note 1: Accounting
Policies

                The
following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Our fiscal year ends on the last Saturday of
April.  Fiscal years 2006 and 2004 included 52 weeks, whereas fiscal year 2005 included 53 weeks.

Principles of
Consolidation

                The
consolidated financial statements include the accounts of La-Z-Boy Incorporated and its majority-owned subsidiaries (“the Company”). All significant intercompany transactions have been eliminated. Additionally, we adopted Financial Accounting Standards
Board Interpretation No. 46R, Consolidation of Variable Interest Entities
(“VIE”) (“FIN 46”), as of April 24, 2004, which resulted in the consolidation of several of our independently owned La-Z-Boy Furniture Galleries®
stores.

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

New Pronouncements

 In December 2004, the Financial Accounting Standards Board (“FASB”) issued
Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based
Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based
Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to
Employees. SFAS No. 123(R) requires companies to apply a fair-value-based measurement method in accounting for stock-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased or canceled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The revised statement generally requires that an entity account for stock-based compensation transactions using the fair-value-based method and eliminates an entity’s ability to account for those transactions using the intrinsic value method of accounting.  SFAS
No. 123(R) is effective for us beginning on April 30, 2006. We will adopt this statement using a modified version of prospective application on April 30, 2006.  Management has evaluated the impact that SFAS No. 123(R) will have on our financial position and results of operations and does not expect the impact to be materially different than the effect shown below under “Accounting for Stock-Based Compensation.”

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB
No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges, and by requiring the allocation of fixed production overheads to inventory, based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We have evaluated
SFAS No. 151 and do not expect this pronouncement to have a material impact on our financial statements.

The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB
Opinion No. 29 in December 2004.   The guidance in APB Opinion No. 29,
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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error
Corrections.  SFAS No. 154 is a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by
SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting this pronouncement beginning in our fiscal year 2007.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial
Instruments, an amendment of FASB Statements No. 133 and 140, which permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 is effective for all financial instruments acquired or issued subsequent to the beginning of the first fiscal year that begins after September 15, 2006.  We do not expect this pronouncement to have a material impact on our financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial
Assets, an amendment of FASB Statement No. 140, which provides relief for servicers that use derivatives to economically hedge fluctuations in the fair value of their servicing rights and changes how gains and losses are computed in certain transfers or securitizations.  SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  We do not expect this pronouncement to have a material impact on our financial statements.

The FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement
Obligations (“FIN 47”) on March 30, 2005. The interpretation will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005.  FIN 47 did not have a material impact on our financial statements.

Cash and Equivalents

                For
purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Inventories

                Inventories
are stated at the lower of cost or market. Cost is determined using the last-in, first-out
(“LIFO”) basis for approximately 67% and 70% of our inventories at April 29,
2006, and April 30, 2005, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis.

Property, Plant and
Equipment

                Items
capitalized, including significant betterments to existing facilities, are recorded at cost. All maintenance and repair costs are expensed when incurred. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.

Goodwill and Trade Names

              We
adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of our goodwill and trade names.  Under this accounting standard, our goodwill and trade names are required to be reviewed at least annually for impairment. See
Note 2 for additional information on our goodwill and trade names and the effect of adopting and applying SFAS No. 142.

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

Research and Development
Costs

                Research
and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $14.7 million, $16.2 million and $15.2 million for the fiscal years ended April 29, 2006, April 30, 2005, and April 24, 2004, respectively.

Advertising Expenses

                Production
costs of commercials and programming and costs of other advertising, promotion and marketing programs are charged to income in the period incurred. Cooperative advertising agreements exist with some customers to reimburse them for actual advertising expenses.
The reimbursements are recorded as advertising expense when the customer substantiates the advertising. Advertising expenses were $58.3 million, $59.7 million and $46.4 million for the fiscal years ended April 29, 2006, April 30, 2005, and April 24, 2004, respectively.  Advertising costs were higher in the last two years due to our increase in company-owned retail stores and the inclusion of advertising costs of consolidated VIEs.

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

                We
also enter into forward foreign currency exchange contracts to limit our exposure from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business and, accordingly, are not speculative in nature. These contracts are designed to match our currency needs and are therefore designated and accounted for as cash flow hedges.  The fair value of our foreign currency contracts is based on quoted market prices.  We had no foreign exchange rate contracts outstanding at April
29, 2006.

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

    4/29/06

    4/30/05

    4/24/04

Net income (loss)

$
(3,041
)
$
37,185

$
(5,796
)

Fair value of stock plan

(1,893
)

(2,258
)

(2,375
)

Pro forma net income (loss)

$
(4,934
)
$
34,927

$
(8,171
)

    Basic net income (loss) per share
as reported

$
(0.06
)
$

0.71

$
(0.11
)

    Pro forma basic net
income (loss) per share

$
(0.10
)
$

0.67

$
(0.15
)

    Diluted net income
(loss) per share as reported

$
(0.06
)
$

0.71

$
(0.11
)

    Pro forma diluted net
income (loss) per share

$
(0.10
)
$

0.67

$
(0.15
)

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

In the fourth quarter of fiscal 2005, we changed our estimate of workers’
compensation unpaid claims.  Previously, we established our workers’
compensation liability using historical trends as the basis for the liability.  The new estimate uses a third-party actuary to estimate settlement costs for incurred claims.  We recognized an additional expense of $5.9 million, or $0.07 per diluted share, in the fourth quarter of fiscal 2005 based on our new estimate.

Discontinued Operations

Under the provisions of SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets,  we classify a business component that has been disposed of as a discontinued operation if the cash flow of the component has been eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued
operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the income statement. SFAS No. 144 requires the reclassification of amounts presented for prior years as discontinued operations. The amounts presented in the consolidated statement of operations for years prior to fiscal
2005 were reclassified to comply with SFAS No. 144.

As a result of the disposition of our La-Z-Boy Contract operating unit in April 2005, the balance sheet as of April 30, 2005 does not include any assets or liabilities of discontinued operations.  In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified. See Note 14 for additional information regarding our discontinued operations.

Allowance for Doubtful
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

Note 2: Goodwill and
Other Intangible Assets

                In
accordance with SFAS No. 142, trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Additionally, goodwill was tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit was established based on the discounted cash flows.  In situations where the fair value was less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to determine the monetary value of impairment.

In the fourth quarter of fiscal 2006, the annual evaluation of goodwill and trade names was performed.  Following the evaluation procedures, it was determined that our trade names were not impaired.  The carrying value of goodwill exceeded its fair value for
Bauhaus creating an impairment loss of $22.7 million which was recorded as a component of operating income.  In the latter half of fiscal 2006, Bauhaus was impacted by several large customer bankruptcies and the merger of two major department stores, which reduced production causing the closure of several production facilities.
There was no tax benefit recognized on this impairment charge.

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
Prior to fiscal 2004, Casegoods Group sales and operating results had been declining in the few preceding years.  Due to continued lagging operating results and changes in facts relating to underlying assumptions, the fair value evaluation was lower in the fiscal 2004 fourth quarter than in the prior year fourth quarter.

The following table summarizes changes to goodwill and trade names in fiscal 2006 and fiscal 2005:

       (Amounts in thousands)

       Beginning Balance

       Impairment of Goodwill

       Acquisitions, Dispositions   and
      Other

       Ending Balance

      Goodwill
(Fiscal 2006)

      Upholstery
Group
$

49,654

$

(22,695
)
$

--

$

26,959

Retail Group

21,994

--

(149
)

21,845

      Corporate and
other

7,714

--

408

8,122

Consolidated
$

79,362

$

(22,695
)
$

259

$

56,926

      Goodwill
(Fiscal 2005)

      Upholstery
Group
$

49,736

$

--

$

(82
)
$

49,654

Retail Group

10,666

--

11,328

21,994

      Corporate and
other

7,714

--

--

7,714

Consolidated
$

68,116

$

--

$

11,246

$

79,362

      Trade names
(Fiscal 2006)

      Upholstery
Group
$

7,165

$

--

$

(2,690
)
$

4,475

Casegoods Group

14,319

--

--

14,319

Consolidated
$

21,484

$

--

$

(2,690
)
$

18,794

      Trade names
(Fiscal 2005)

      Upholstery
Group
$

8,690

$

--

$

(1,525
)
$

7,165

Casegoods Group

19,199

--

(4,880
)

14,319

Consolidated
$

27,889

$

--

$

(6,405
)
$

21,484

Note 3: Inventories

    (Amounts in thousands)

    4/29/06

    4/30/05

Raw materials

$
61,120

$
69,350

    Work in
progress

50,958

56,655

    Finished
goods

147,996

155,114

FIFO inventories

260,074

281,119

Excess of FIFO over LIFO

(21,248
)

(20,563
)

              Total
inventories

$
238,826

$
260,556

Note 4: Property, Plant
and Equipment

    (Amounts in thousands)

    Estimated Useful
      Lives

    4/29/06

    4/30/05

Buildings and building fixtures

3-40 yrs.

$
211,093

$
207,460

Machinery and equipment

3-30 yrs.

171,407

174,913

Information systems

3-10 yrs.

48,892

51,119

Land and land improvements

3-40 yrs.

29,119

28,838

Transportation equipment

3-10 yrs.

17,228

16,546

Other

3-20 yrs.

11,464

11,111

Construction in progress

9,091

4,719

498,294

494,706

Less: accumulated depreciation

288,308

284,141

Property, plant and equipment, net

$
209,986

$
210,565

Note 5: Investments

Included in other long-term assets were $32.4 million and $13.2 million at April 29, 2006, and April 30, 2005, respectively, of available-for-sale marketable securities to fund future obligations of one of our retirement plans and our captive insurance company.
As of April 30, 2005, we had $9.5 million of trading securities.  These investments related to our captive insurance company.

The following is a summary of available-for-sale and trading securities at April 29, 2006, and April 30, 2005:

    (Amounts in thousands)

    Fiscal 2006

    Gross Unrealized Gains

    Gross Unrealized Losses

    Fair Value

Available-for-sale

Equity securities

$
2,717

$
(6
)
$
12,573

Fixed income

30

(558
)

19,400

Other

--

--

413

           Total
securities

$
2,747

$
(564
)
$
32,386

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

    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

Proceeds from sales

$
12,983

$

1,672

$

6,638

    Gross
realized gains

773

173

891

    Gross
realized losses

$
(91
)
$
(25
)
$
(56
)

                The
fair value of fixed income available-for-sale securities by contractual maturity was $4.1 million within one year, $5.9 million within two to five years, $8.5 million within six to ten years and $0.9 million thereafter.

Note 6: Accrued Expenses
and Other Current Liabilities

    (Amounts in thousands)

    4/29/06

    4/30/05

Payroll and other compensation

$
56,411

$
64,419

    Customer
deposits

19,683

13,036

    Accrued
product warranty

17,221

12,288

    Other
current liabilities

38,690

43,429

Accrued expenses and other

current liabilities

$
132,005

$
133,172

Note 7: Debt

    (Amounts in thousands)

    Interest Rate

    Fiscal
      Year Maturity

    4/29/06

    4/30/05

    Revolving
credit facility

3.6-5.4
%

2010

$
25,000

$
65,000

Industrial revenue bonds

3.4-7.0
%

2010-23

16,856

17,088

    Private
placement notes

6.5
%

2008

35,000

35,000

4.6
%

2010

36,000

36,000

5.3
%

2013

50,000

50,000

    Other
debt

5.5-13.7
%

2007-11

11,020

11,170

    Capital
leases

7.0-8.3
%

2007-11

2,336

2,351

Total debt

176,212

216,609

              Less:
current portion

2,844

3,060

                    Long-term
debt

$
173,368

$
213,549

Weighted average interest rate

4.8
%

3.9
%

               Fair
value of debt

$
173,415

$
218,785

                On
March 30, 2004, we entered into an unsecured $150 million revolving credit facility agreement.  The facility has an accordion feature, enabling us to expand the facility by $50 million to $200 million with the same terms and conditions, subject to approval by the banks that are a party to the agreement.  The agreement has a performance-based interest rate pricing grid ranging from LIBOR plus 0.475% to LIBOR plus 0.800%, determined by our consolidated debt-to-capital ratio.  The agreement also requires that certain financial covenants be met.  On November 11, 2005, we executed a consent and waiver with the lenders under our credit agreement clarifying that the assets, liabilities and operating results of VIEs are to be excluded for purposes of covenant calculations under the agreement.  On November 22, 2005, we executed an amendment to the credit agreement to modify its fixed charge coverage ratio requirements and interest rate provisions.  The revolving credit facility expires on May 1, 2009.  At April 29,
2006, we were in compliance with all of the covenants under this facility.  As of
April 29, 2006, we had $125.0 million available for future borrowings under this facility.

We have short-term borrowing arrangements with several banks that allow us to borrow funds on demand.  Our availability of credit from short-term borrowing lines of credit total $104.1 million, of which we had borrowed $8.0 million at April 29, 2006.

                Industrial
revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds.

We have entered into several interest rate swap agreements with counter-parties that are participants in the revolving credit facility to reduce the impact of changes in interest rates on the floating rate debt. We believe that the risk of potential credit loss from counter-party non-performance is minimal. The purpose of these swaps is to fix interest rates on a notional amount of $10 million through August 4, 2006, at 3.05% plus the applicable borrowing spread under the revolving credit facility. The fair market value of  the swaps was an asset of less than $0.1 million.

                Maturities
of long-term debt, subsequent to April 29, 2006, are $2.8 million in 2007, $37.0 million in 2008, $1.8 million in 2009, $68.0 million in 2010, $4.4 million in 2011 and $62.2 million thereafter.

                Cash
paid for interest during fiscal years 2006, 2005 and 2004 was $11.5 million, $10.1 million and $11.6 million, respectively.

Note 8: Operating Leases

                We
have operating leases for manufacturing facilities, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation and data processing. The operating leases expire at various dates through fiscal 2027. Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. We lease additional transportation, data processing and other equipment under capital leases expiring at various dates through fiscal 2010.

We have certain retail facilities which we sublease to outside parties.

                The
future minimum rentals for all  non-cancelable leases and future rental income from subleases are as follows (for the fiscal years):

       (Amounts in thousands)

       Future Minimum Rentals

       Future Minimum Income

2007
$
35,006

$
1,369

2008

34,989

1,273

2009

33,294

1,297

2010

30,493

1,314

2011

24,459

1,350

2012 and beyond

127,731

10,084

$
285,972

$
16,687

Rental expense, rental income and contingent rentals for operating leases were as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

Rental expense

$
45,125

$
38,771

$
26,114

Rental income

$
994

$
612

$
1,812

Contingent rentals

$
470

$
512

$
446

Note 9: Financial
Guarantees and Product Warranties

                Prior
to December 31, 2002, we provided secured and unsecured financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® dealers whose stores are not owned by the company.  The lease guarantees are generally for real estate leases and have terms lasting up to five years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. As required by FIN 45, Guarantor’s Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,
we have recognized liabilities for the fair values of the lease agreements we have entered into since December 31, 2002, but they are not material to our financial position.

                We
would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amounts of potential future payments under lease guarantees was
$6.7 million as of April 29, 2006.

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

    (Amounts in thousands)

    4/29/06

    4/30/05

Balance as of the beginning of the year

$
18,688

$
19,527

    Accruals
during the year

13,332

17,481

Adjustment for discontinued operations

--

(1,265
)

Settlements during the year

(12,365
)

(17,055
)

    Balance
as of the end of the year

$
19,655

$
18,688

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

This new plan provides grants to certain employees to purchase common shares at a specified price, which may not be less than 100% of their fair market value at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former plan remain in effect and become exercisable at 25% per year, beginning one year from the date of grant for a term of five or ten years.

Plan activity for stock options under the new long-term equity award plan and the former employee incentive stock option plan is as follows:

    Number
      of Shares

    Weighted
      Avg. Exercise Price

Outstanding at April 26, 2003

2,206,522

$
20
.01

Granted

734,900

20
.52

Exercised

(342,170
)

17
.30

    Expired
or cancelled

(149,005
)

20
.94

Outstanding at April 24, 2004

2,450,247

20
.48

Granted

446,900

16
.66

Exercised

(49,821
)

15
.54

    Expired
or cancelled

(720,073
)

21
.12

Outstanding at April 30, 2005

2,127,253

19
.58

Granted

696,100

13
.57

Exercised

(3,540
)

10
.10

    Expired
or cancelled

(494,729
)

17
.23

Outstanding at April 29, 2006

2,325,084

18
.29

Exercisable at April 29, 2006

1,103,063

20
.65

Exercisable at April 30, 2005

1,031,983

19
.73

Exercisable at April 24, 2004

1,096,467

$
20
.28

     Shares
available for grants at April 29, 2006

3,714,275

Information regarding currently
outstanding and exercisable options is as follows:

    Range of exercise prices

    Number Outstanding at April 29, 2006

    Weighted Avg. Exercise Price

    Weighted Avg. Remaining Contractual Life
      in Years

$13.57 - $13.73

644,800

$
13.57

4.3

$13.74 - $17.17

372,820

16.64

3.3

$17.18 - $20.60

818,939

20.18

3.7

$20.61 - $24.03

475,545

22.58

5.4

$24.04 - $27.46

12,980

24.69

2.0

2,325,084

$
18.29

4.2

    Range of exercise prices

    Number Exercisable at April 29, 2006

    Weighted Avg. Exercise Price

$13.57 - $13.73

--

$
--

$13.74 - $17.17

105,595

16.57

$17.18 - $20.60

614,562

20.10

$20.61 - $24.03

369,926

22.58

$24.04 - $27.46

12,980

24.69

1,103,063

$
20.65

                The
tables above include options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of April 29, 2006, were 29,500, with a weighted average exercise price of $19.88 per share. There are no shares available for future grant under this plan.

                Under
a second component of the new long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award restricted common shares to certain employees.  The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years.  In the event of an employee’s termination during the escrow period, the shares are returned to the company at no cost to the company.  Common shares aggregating 201,875 and 122,400 were awarded during fiscal 2006 and fiscal 2005, respectively, as restricted shares under the new long-term equity award plan.

Under our former employee restricted share plan, the Compensation Subcommittee of the
Board of Directors is authorized to offer for sale common shares to certain employees.
Under the former restricted share plans, shares were offered at 25% of the fair market value at the date of grant. The plans required that all shares be held in an escrow account for a period of three years.  In the event of an employee’s termination during the escrow period, the shares must be sold back to us at their cost. No shares were issued in fiscal 2006 and fiscal 2005 under the former employee restricted share plan.

                Our
shareholders have approved a non-employee directors’ restricted share plan, under which shares were offered at 25% of the fair market value at the date of grant. The plan required that all shares be held in an escrow account until the participant’s service as a director ceases unless otherwise approved by the Board of Directors.  In the event of a non-employee director’s termination during the escrow period, the shares must be sold back to us at their cost. Common shares aggregating 16,000 and 18,000 were granted and issued to non-employee directors during fiscal years 2006 and 2005, respectively, under the restricted share plan. Common shares remaining for future grants under this plan amounted to 199,800 at April 29, 2006.

Under a third component of the new long-term equity award plan, the Compensation
Subcommittee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals.  The shares are offered at no cost to the employees.  No shares will be issued in fiscal 2007 and no shares were issued in fiscal 2006 for this component of the new long-term equity award plan.  This new component of the long-term equity award plan replaced the former performance-based stock plan, which also allowed grants of shares or short-term options to purchase shares based on achievement of goals over a three-year performance
period.   No shares were issued in fiscal 2005 under the former
performance-based stock plan.  The cost of performance-based awards is expensed over the performance period.

Actual expense relating to the restricted shares and the performance-based stock awards was $0.6 million in fiscal 2006, $(0.6) million in fiscal 2005 and $0.3 million in fiscal
2004.   The performance-based metrics that the performance-based stock plan payouts are based upon were not achieved in the three-year cycle ending in April 2004, the one-year cycle ending in April 2005 or the two-year cycle ending in April
2006.   Therefore, in fiscal 2006 and fiscal 2005, expenses of $0.5 million and
$1.4 million, respectively, were reversed relating to prior year accruals for the previously anticipated payout on this plan.

                As
permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting
for Stock Issued to Employees, and related interpretations.  Refer to Note 1 for additional information.

                The
fair value of each option grant was estimated on the date of grant using the Black-Scholes model with the following assumptions (for the fiscal years ended):

    4/29/06

    4/30/05

    4/24/04

Risk-free interest rate

4

.25%

3
.4%

3
.1%

    Dividend
rate

3
.1%

2
.1%

1
.9%

    Expected
life in years

5
.0

5
.5

5
.0

    Stock
price volatility

29
.0%

36
.0%

36
.0%

Based on the above assumptions, the weighted average fair value per share of options granted under these plans was $3.21 in fiscal 2006, $5.02 in fiscal 2005 and $6.41 in fiscal 2004.

Note 12:
Retirement/Welfare

                Eligible
salaried employees are covered under a trusteed profit sharing retirement plan.
Discretionary cash contributions to a trust are made annually based on profits. We also maintain an Executive Qualified Deferred Compensation plan for eligible highly compensated employees.  An element of this plan is the Supplemental Executive Retirement Plan
(“SERP”), which allows contributions for eligible highly compensated employees.  We had life insurance contracts at April 29, 2006, and April 30, 2005, of
$18.3 million and $15.1 million, respectively, included in other long-term assets related to this plan.

                We
maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $13.8 million and $15.1 million at April 29, 2006, and April 30, 2005, respectively. During fiscal 2006, the interest cost recognized for this plan was $0.8 million, the actuarial gain recognized was $1.3 million and the benefit payments during the year were $0.8 million.  This plan is excluded from the obligation charts that follow.

                Voluntary
401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas and this match is made in our common shares. We also maintain defined benefit pension plans for eligible factory hourly employees at some operating units.  Our largest plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost.  As discussed in Note 13, we closed our Canadian manufacturing facility during fiscal 2006 and terminated the pension plan associated with that business, which caused a curtailment loss of $0.9 million as shown in the table below.

The measurement dates for the pension plan assets and benefit obligations were April 29,
2006, April 30, 2005, and April 24, 2004, in the years presented.

The net periodic pension cost and retirement costs for retirement plans were as follows
(for the fiscal years ended):

    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

Service cost

$
2,979

$
3,065

$
2,891

    Interest
cost

4,880

4,695

4,440

    Expected
return on plan assets

(6,514
)

(6,126
)

(6,727
)

    Net
amortization and deferral

1,202

(53
)

1,916

Curtailment loss - plan termination

900

--

--

    Net
periodic pension cost

3,447

1,581

2,520

    Profit
sharing/SERP*

6,405

10,970

10,597

401(k)*

4,415

4,973

5,163

Other*

755

1,130

911

    Total
retirement costs

$
15,022

$
18,654

$
19,191

                *
Not determined by an actuary.

                           The
funded status of the defined benefit pension plans was as follows:

    (Amounts in thousands)

    4/29/06

    4/30/05

Change in benefit obligation

Benefit obligation at beginning of year

$
90,222

$
79,319

Service cost

2,979

3,065

Interest cost

4,880

4,695

Actuarial (gain) / loss

(6,635
)

7,030

Benefits paid

(5,008
)

(3,887
)

         Benefit obligation at year
end

86,438

90,222

    Change
in plan assets

       Fair value of plan assets at beginning of
year

82,842

82,105

Actual return on plan assets

12,404

3,471

Employer contribution

1,230

1,153

Benefits paid

(5,008
)

(3,887
)

         Fair value of plan assets at year
end

91,468

82,842

Funded (underfunded) status

5,030

(7,380
)

Unrecognized actuarial loss

9,903

24,205

Unamortized prior service cost

27

439

           Prepaid benefit
cost

$
14,960

$
17,264

         Accumulated benefit
obligation

$
84,745

$
87,948

    Amounts recognized in
the balance sheet consist of the following:

    (Amounts in thousands)

    4/29/06

    4/30/05

Prepaid benefit cost

$
14,960

$
--

Accrued benefit liability

(1,291
)

(5,106
)

Intangible asset

--

439

Accumulated other comprehensive loss

1,291

21,931

Net amount recognized

$
14,960

$
17,264

The weighted average actuarial
assumptions were as follows (for the fiscal years ended):

    4/29/06

    4/30/05

    4/24/04

Discount rate used to determine benefit obligations

6
.4%

5
.5%

6
.0%

    Discount
rate used to determine net benefit cost

5
.5%

6
.0%

6
.5%

    Long-term
rate of return

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

As of the end of fiscal 2005, the qualified plans were underfunded; however, only our
Canadian plan remained underfunded at the end of fiscal 2006.  We expect to fund our
Canadian pension plan fully in fiscal 2007 but expect that the funding will be less than
$0.1 million U.S. dollars.  In addition, our non-qualified retirement plan is not funded at April 29, 2006.  We do not expect to fund our non-qualified defined benefit retirement plan as we hold funds equal to the liability of the plan in a Rabbi trust.  We are not required to make any contributions to the defined benefit plans in fiscal year 2007; however, we reserve the right to make discretionary contributions.

The weighted average asset
allocations at year end were as follows:

    4/29/06

    4/30/05

    Equity
securities
69%
68%

    Debt
securities
31%
32%

100%
100%

               The
amounts reported in total comprehensive income (loss), net of tax, were $13.6 million and
$(14.1) million in fiscal 2006 and fiscal 2005, respectively.  Also during fiscal
2005, we recorded $0.4 million of intangible assets relating to prepaid benefit cost.

The expected benefit payments by our pension plans for each of the next five years and for periods thereafter are presented in the following table:

    (Amounts in thousands)

    Benefit Payments

2007

$
7,851

2008

3,512

2009

3,720

2010

3,934

2011

4,118

2012 and 2015

23,701

$
46,836

Note 13: Restructuring

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed by other
upholstery facilities.   Approximately 413 jobs were eliminated as a result of
this closure.  During fiscal 2006, pre-tax restructuring charges for our
Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.  During the third quarter of fiscal 2006, the decision was made to close a small, 90,000-square-foot upholstery manfacturing facility in Mississippi, with production absorbed by other upholstery facilities.  Pre-tax restructuring charges relating to this closure were $0.3 million, covering severance and benefits and the write-down of certain fixed assets.  Severance costs and other costs for our restructurings were expensed  in accordance with SFAS No. 112, Employers’
Accounting for Postemployment Benefits,and SFAS No. 146, Accounting for Costs
Associated with Exit or Disposal Activities.  The write-downs were accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets. We expect to dispose of these plants by sale.  Somewhat offsetting these expenses for the upholstery restructurings was a pre-tax gain of $2.5 million relating to the sale of two facilities in Mississippi and one facility in
Pennsylvania, which were idled as part of  previous restructurings.

In the first quarter of fiscal 2005, the decision was made to close three casegoods facilities, an upholstery plant and an upholstery warehouse.  The casegoods facilities were closed as a result of continued underutilization of our domestic casegoods facilities due to an increase in our importing of product from overseas.  The upholstery plant was closed and production was absorbed by another upholstery facility, resulting in better production efficiencies.  The casegoods plants were closed in the third quarter.  Approximately 525 jobs were eliminated as a result of these closures.  During fiscal 2005, pre-tax restructuring charges were $10.3 million, or
$0.12 per diluted share, covering the following:  write-down of certain fixed assets, write-down of certain inventories, payment of severance and benefits and other costs related to the shutdown.  We expect to dispose of these plants by sale or abandonment if a sale is not practical.  The restructuring expenses during 2005 were lower than we had originally anticipated because our charges to expense were offset by the gains on sale of assets previously written down through restructuring.  The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets.  Severance costs and other costs were expensed as incurred throughout fiscal 2005 in accordance with SFAS No. 146, Accounting for Costs
Associated with Exit or Disposal Activities.

During the first quarter of fiscal 2004, we announced the closing of three of our
Casegoods Group manufacturing facilities. This action was the result of underutilization of certain manufacturing facilities as we transition to more foreign-sourced products in order to be competitive with imported furniture. The closure of these facilities resulted in the elimination of 480 jobs.  During fiscal 2004, pre-tax restructuring charges related to the restructuring were $10.4 million, covering the write-down of certain fixed assets and inventories, lease costs and severance-related costs, which were recorded in cost of sales. We expect to dispose of two manufacturing plants by sale, and the related write-down has been accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Our third plant was leased, and the lease expired in our fourth quarter of fiscal 2004. The plants ceased operations during fiscal year 2004.  The remaining liability was paid out in fiscal 2006.

We have $4.2 million of assets held for sale included in other long-term assets on our consolidated balance sheet as of April 29, 2006, primarily as a result of the above restructurings.  This amount consists of buildings and related assets.  All of these assets have been written down to their fair value less costs to sell and are currently being marketed.

                Restructuring
liabilities along with charges to expense, cash payments or asset write-downs were as follows:

    Fiscal 2006

    (Amounts in thousands)

    4/30/05 Balance

    Charges
      to Expense

    Cash Payment or Asset Write-Down

    4/29/06 Balance

Fixed asset write-downs, net of gains

$
--

$
(2,327
)
$
2,327

$
--

    Severance
and benefit-related costs

38

8,970

(8,117
)

891

Total

$

38

$
6,643

$
(5,790
)
$

891

    Fiscal 2005

    (Amounts in thousands)

    4/24/04 Balance

    Charges
      to Expense

    Cash Payment or Asset Write-Down

    4/30/05 Balance

Fixed asset write-downs, net of gains

$
--

$
4,619

$
(4,619
)
$
--

    Severance
and benefit-related costs

329

1,700

(1,991
)

38

    Inventory
write-downs

--

2,450

(2,450
)

--

Other

174

1,525

(1,699
)

--

Total

$
503

$
10,294

$
(10,759
)
$
38

Note 14:
Dispositions/Acquisitions

Discontinued
Operations

               On
April 29, 2005, we completed the sale of our La-Z-Boy Contract operating unit for $11.0 million in cash and a note for $0.7 million.  The pre-tax gain recognized on the sale during the fourth quarter of fiscal 2005 was $1.1 million.  This disposition qualified for discontinued operations treatment.  Accordingly, the consolidated statement of operations for all prior years has been reclassified to reflect the results of operations of this divested business as a discontinued operation.  There were no assets or liabilities of discontinued operations reported in the consolidated balance sheet as of April 30, 2005.  In the consolidated statement of cash flows, the cash flows of discontinued operations were not reclassified in all periods presented. The operating results for fiscal 2005 and 2004 of our La-Z-Boy Contract operating unit, which was part of our Upholstery segment, are reported in the following table.

      (Amounts in thousands)

      4/30/05 (53
      Weeks)

      4/24/04 (52
      Weeks)

Sales
$
48,718

$
46,879

      Income from operations
before income taxes

2,142

1,048

Income tax expense

814

398

Income from operations

1,328

650

      Gain on disposal of
operating unit (net of tax)
$
668

$
--

Acquisitions

In fiscal years 2005 and 2004, we acquired retail operations consisting of 21 stores
(eight of which were previously consolidated as VIEs in fiscal 2005), and four stores, respectively.  In aggregate, these acquisitions increased our reported net sales by less than 1.0%.  Pro forma sales and results of operations are not presented, as they are not materially different from that of our consolidated results of operations as reported.

Note 15: Income Taxes

                The
primary components of our deferred tax assets and (liabilities) were as follows:

    (Amounts in thousands)

    4/29/06

    4/30/05

Assets

Deferred and other compensation

$

13,890

$
12,719

Warranty

7,810

8,004

Allowance for doubtful accounts

7,212

6,782

Consolidation of variable interest entities

5,705

3,170

State income tax

11,096

12,811

Restructuring

2,002

1,821

Workers' compensation

929

1,197

Pension

--

1,513

Employee benefits

4,228

2,295

Other

1,376

633

Valuation reserve

(10,422
)

(12,212
)

          Total deferred tax
assets

43,826

38,733

Liabilities

Trade names

(7,049
)

(6,484
)

Pension

(5,457
)

--

Property, plant and equipment

(13,902
)

(10,245
)

Inventory

(2,660
)

(1,722
)

Other

(2,030
)

(2,892
)

Total deferred tax liabilities

(31,098
)

(21,343
)

              Net deferred tax assets

$
12,728

$
17,390

Our effective tax rate differs from
the U.S. federal income tax rate for the following reasons:

    (% of pre-tax income)

    4/29/06

    4/30/05

    4/24/04

Statutory tax rate

35.0
%

35.0
%

35.0
%

    Increase
(reduction) in income taxes resulting from:

State income taxes, net of federal benefit

11.9

4.8

8.0

Goodwill impairment

84.2

--

45.1

Dividend from foreign subsidiary

--

0.5

1.4

Non-deductible meals and entertainment

4.4

0.7

2.3

ESOP benefit

(4.8
)

(0.7
)

(1.8
)

Change in valuation allowance

15.2

(1.7
)

--

Foreign tax rate differential

(0.3
)

(0.6
)

(0.1
)

Increase in value of life insurance contracts

(6.6
)

--

--

Federal income tax credits

(3.4
)

(0.2
)

(0.5
)

Deduction for U.S. manufacturing

(3.6
)

--

--

Miscellaneous items

0.2

0.2

(0.7
)

Effective tax rate

132.2
%

38.0
%

88.7
%

At April 29, 2006, and April 30, 2005, we had state net operating losses and credits that, if fully utilized, would result in a tax reduction of approximately $11.1 million and
$14.7 million, respectively. Due to the uncertainty of their actual utilization, we established a valuation reserve at the end of each year in the amounts of $8.7 million and
$11.4 million for fiscal 2006 and fiscal 2005, respectively.  These state net operating losses and credits expire between fiscal 2007 and fiscal 2026.  During fiscal 2006, it became apparent that some tax benefits would not be used as the business operations in certain tax jurisdictions were terminated.  Consequently, both the gross amount of these tax benefits and the related reserve were reduced by $3.9 million.  In addition, the valuation reserve related to tax credits was increased by
$0.8 million.

Furthermore, at April 29, 2006, and April 30, 2005, our foreign subsidiaries had realized net operating losses that, if fully utilized, would result in a tax reduction of approximately $3.6 million and $1.1 million, respectively. Due to the uncertainty of their actual utilization, we established a valuation reserve of $1.8 million and $0.8 million at
April 29, 2006, and April 30, 2005, respectively.

During fiscal 2005 and 2004, we repatriated earnings of a Canadian subsidiary. However, due to current year losses resulting from the closure of its manufacturing operations, there are no undistributed earnings for which a deferred tax liability is required.
For our other foreign subsidiaries, we continue to assert that their earnings are permanently reinvested; consequently, no deferred tax was recorded for their undistributed earnings.  An estimate of these permanently reinvested earnings is $5.0 million at
April 29, 2006.  The potential deferred tax attributable to these earnings is not currently estimable.

        Income tax expense applicable to
continuing operations consists of the following components (for the fiscal years ended):

    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

Federal -current

$
14,149

$
7,211

$
26,972

-deferred

(2,849
)

10,323

(12,131
)

    State
-current

2,236

2,417

3,671

-deferred

314

(1,199
)

(984
)

Foreign -current

214

2,073

1,994

-deferred

(1,590
)

(541
)

(160
)

    Total
income tax expense

$
12,474

$
20,284

$
19,362

               Income
from continuing operations before income taxes consists of the following (for the fiscal years ended):

    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

United States

$
15,853

$
47,977

$
15,951

Foreign

(6,420
)

5,402

5,289

Total

$
9,433

$
53,379

$
21,240

               Cash
paid for taxes during the fiscal years ended April 29, 2006, April 30, 2005, and April 24,
2004, was $6.2 million, $23.7 million and $30.0 million, respectively.

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
Outstanding share information is as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

Weighted average common shares

outstanding (basic)

51,801

52,082

53,508

    Effect of
options and unvested restricted stock

--

56

171

    Weighted
average common shares

outstanding (diluted)

51,801

52,138

53,679

              The
weighted average common shares outstanding (diluted) at April 29, 2006, excludes outstanding stock options of 0.2 million because the net loss in the fiscal year would cause the effect of options to be antidilutive.

The effect of options to purchase 1.7 million, 1.9 million and 0.9 million shares for the fiscal years ended April 29, 2006, April 30, 2005, and April 24, 2004, with a weighted average exercise price of $20.11, $20.10 and $22.98, respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the fiscal years and would have been antidilutive.

Note 17: Segments

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the
Retail Group. We acquired 21 La-Z-Boy Furniture Galleries® stores in the fourth quarter of fiscal 2005.  Combining these acquisitions with existing company-owned stores, the retail operations became a significant part of our business.
Management determined, based on the significance of the retail operations and the criteria of segment reporting as outlined in SFAS No. 131, Disclosures about Segments of an
Enterprise and Related Information, that retail would be reported in its own segment.  We changed our internal reporting structure to the following three segments: Upholstery, Casegoods and Retail. All segment data was restated to reflect this change.

Upholstery Group.  The operating units in the Upholstery Group are Bauhaus,
Clayton Marcus, England, La-Z-Boy, La-Z-Boy UK and Sam Moore. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group. The operating units in the Casegoods Group are American Drew,
American of Martinsville, Hammary, Kincaid, Lea and Pennsylvania House. This group primarily sells manufactured or imported wood furniture to furniture retailers and the hospitality industry.  Casegoods products include tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture for the residential and hospitality markets.

Retail Group. The Retail Group consists of 63 company-owned La-Z-Boy Furniture
Galleries® stores (“the retail network”) located in nine markets ranging from the Midwest to the East Coast of the United States.  The Retail Group sells mostly upholstered furniture to end consumers through the retail network.

Our largest customer represents less than 4.0% of each of our segments’ sales.

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
Substantially all of our long-lived assets were located within the U.S.  VIEs are included in Corporate and other in the following table.

                Information used to evaluate segments
is as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

Sales

Upholstery Group

$

1,347,964

$
1,467,311

$
1,439,253

Casegoods Group

432,307

455,343

456,090

Retail Group

213,438

173,099

128,996

VIEs/eliminations

(76,932
)

(47,372
)

(72,342
)

Consolidated

1,916,777

2,048,381

1,951,997

    Operating
income (loss)

Upholstery Group

85,253

101,856

129,719

Casegoods Group

18,265

5,370

2,991

Retail Group

(26,006
)

(2,859
)

1,295

Restructuring

(6,643
)

(10,294
)

(10,441
)

Write-down of intangibles

(22,695
)

--

(71,943
)

Corporate and other

(29,048
)

(30,422
)

(23,492
)

Consolidated

19,126

63,651

28,129

Depreciation and amortization

Upholstery Group

14,410

15,511

16,274

Casegoods Group

6,020

6,732

8,968

Retail Group

3,801

2,710

2,240

Corporate and other

5,003

3,376

1,630

Consolidated

29,234

28,329

29,112

    Capital
expenditures

Upholstery Group

15,038

13,965

18,252

Casegoods Group

2,771

2,930

3,617

Retail Group

4,038

7,126

4,236

Corporate and other

6,144

10,750

5,488

Consolidated

27,991

34,771

31,593

Assets

Upholstery Group

511,733

583,949

573,868

Casegoods Group

213,061

230,873

247,816

Retail Group

103,611

97,805

65,720

Unallocated assets

142,769

113,730

153,510

Consolidated

$
971,174

$
1,026,357

$
1,040,914

    Sales by
country

United States

92%

93%

93%

Canada

5%

5%

4%

Other

3%

2%

3%

100%

100%

100%

Note 18: Share
Repurchases

                We
are authorized to repurchase common stock under the repurchase program approved by our
Board of Directors. At April 29, 2006, approximately 5.9 million additional shares could be repurchased pursuant to the repurchase program. Our repurchases were as follows (for the fiscal years ended):

    (Amounts in thousands)

    4/29/06

    4/30/05

    4/24/04

Shares repurchased

760

120

3,379

    Cash used
for repurchases

$
10,890

$
2,476

$
72,509

Note 19: Related Parties

                The current
chairman of our Board of Directors, who has announced his intention to retire in
August 2006,  is a member and lead director of the Board of Directors of
Culp, Inc.  Culp provided $33.3 million or 24.9% of the total fabric purchased by us during the fiscal year. The purchases from Culp were at prices comparable to other vendors and under similar terms. Our Chairman has no involvement in our selection or purchase processes related to fabrics.

Note 20: Variable
Interest Entities

             Financial
Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest
Entities (“FIN 46”), which was issued in December 2003, requires the
“primary beneficiary” of a VIE to include the VIE’s assets, liabilities and
operating results in its consolidated financial statements.   In general, a VIE
is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured products as well as various accessories purchased from approved La-Z-Boy vendors.  In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans and/or guaranteed certain leases.  Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support.  However, there are certain independent dealers that we have determined may not have sufficient equity.

Based on the criteria for consolidation of VIEs, as of April 24, 2004, we consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests.  All of our
consolidated VIEs were recorded at fair value on the date we became the primary beneficiary resulting in a cumulative effect of accounting change of $8.3 million (net of tax of $5.1 million).  Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships.  We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded.  Earnings in excess of our losses are attributed to equity owners of the dealers and are shown as minority interest on our
financial statements.   During fiscal 2005, we eliminated two of our VIEs by
acquisition.  At the end of the first quarter of fiscal 2006, we became the primary beneficiary of one additional dealer due to a change in financial structure of this dealer.

Our consolidated VIEs recognized $36.8 million and $46.0 million in sales, net of intercompany eliminations, in fiscal 2006 and fiscal 2005, respectively.
Additionally, we recognized a net loss per share of $0.09 and $0.11 in fiscal 2006 and fiscal 2005, respectively, resulting from the operating results of these VIEs.  The
VIEs had $8.6 million and $10.2 million of assets net of elimination of intercompany activity at the end of fiscal 2006 and fiscal 2005, respectively.  During the third quarter of fiscal 2005, one of the equity owners of our VIEs contributed $2.0 million of capital to their business.  Because we consolidated this entity based on voting interests, we recorded the capital contribution as income in that period to offset previously recorded losses.  In fiscal 2005, the extraordinary gain of $3.4 million
($2.1 million net of income taxes) is a result of the application of purchase accounting relating to the acquisition of previously consolidated VIEs.

Additionally, there is an independent dealer that qualifies as a VIE; however, we are not the primary beneficiary.  Our interest in this dealer began in 1992 and is comprised of accounts and notes receivable of $21.8 million which was evaluated periodically for collectibility.  We acquired this business at fair value subsequent to year end.  This acquisition is expected to impact our consolidated sales by less than 1.0%
for the full year of fiscal 2007.

Management’s
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

Management’s
Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the
Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 29, 2006.

Management has excluded two La-Z-Boy Furniture Galleries® operations from our assessment of internal control over financial reporting because we do not have the right or authority to assess the internal controls of the consolidated entity and we also lack the ability, in practice, to make that assessment.  These two retail furniture businesses were created prior to December 15, 2003, and were consolidated by La-Z-Boy
Incorporated on April 24, 2004 upon the adoption of Financial Accounting Standards Board
Interpretation No. 46R, Consolidation of Variable Interest Entities.  The
combined total assets and total revenues of the excluded businesses represent 0.7% and
1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 29, 2006.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this annual report, has also audited our management’s assessment of the effectiveness of our internal controls over financial reporting as of April 29, 2006, and the effectiveness of our internal control over financial reporting as of April 29, 2006, as stated in their opinion which is included herein.

Kurt L. Darrow

President and Chief Executive Officer

David M. Risley

Senior VP and Chief Financial Officer

Report of Independent
Registered Public Accounting Firm

To the Board of Directors and
Shareholders of La-Z-Boy Incorporated:

We have completed integrated audits of La-Z-Boy Incorporated’s fiscal 2006 and fiscal
2005 consolidated financial statements and of its internal control over financial reporting as of April 29, 2006 and an audit of its fiscal 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight
Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial
statements

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 29, 2006 and April 30, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended
April 29, 2006 in conformity with accounting principles generally accepted in the United
States of America.  These financial statements are the responsibility of the
Company’s management. Our
responsibility is to express an opinion on these financial statements based on our audits.
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

As discussed in Note 20 to the consolidated financial statements, on April 24, 2004, the company adopted Financial Accounting Standards Board Interpretation No. 46R,
“Consolidation of Variable Interest Entities.”

Internal control over
financial reporting

Also, in our opinion, management’s assessment, included in the accompanying
Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of April 29, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2006, based on criteria established in Internal
Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
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

As described in the accompanying Management’s Report on Internal Control over
Financial Reporting, management has excluded two La-Z-Boy Furniture Galleries®
operations from its assessment of internal control over financial reporting because the
Company does not have the right or authority to assess the internal controls of the consolidated entity and also lacks the ability, in practice, to make that assessment.  These two retail furniture operations were created prior to December 15,
2003, and were consolidated by the Company on April 24, 2004 upon the adoption of
Financial Accounting Standards Board Interpretation (FIN) No. 46R, Consolidation of
Variable Interest Entities.  The combined total assets and total revenues of the excluded businesses represent 0.7% and 1.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 29, 2006.

      PricewaterhouseCoopers
      LLP
      Toledo, Ohio
June 22, 2006

Consolidated
Five-Year Summary of Selected Financial Data

    Fiscal Year Ended  (Dollar amounts in
      thousands, except per share data)

    4/29/06 (52 weeks)

    4/30/05 (53 weeks)

    4/24/04 (52 weeks)

    4/26/03 (52 weeks)

    4/27/02 (52 weeks)

Sales

$
1,916,777

$
2,048,381

$
1,951,997

$
2,064,198

$
2,101,741

Cost of sales

Cost of goods sold

1,457,965

1,572,844

1,509,864

1,578,789

1,624,477

Restructuring

6,643

10,294

10,441

1,070

22,187

Total cost of sales

1,464,608

1,583,138

1,520,305

1,579,859

1,646,664

Gross profit

452,169

465,243

431,692

484,339

455,077

    Selling,
general and administrative

410,348

401,592

331,620

320,943

342,819

Write-down of intangibles

22,695

--

71,943

--

--

Loss on divestiture

--

--

--

--

11,689

Operating income

19,126

63,651

28,129

163,396

100,569

    Interest
expense

11,540

10,442

11,253

10,510

10,063

Other income, net

1,847

170

4,364

2,621

2,299

Income from continuing operations before income taxes

9,433

53,379

21,240

155,507

92,805

    Income
tax expense

12,474

20,284

19,362

59,093

28,690

Income (loss) from continuing operations

(3,041
)

33,095

1,878

96,414

64,115

Income (loss) from discontinued operations (net of tax)

--

1,996

650

(316
)

(2,364
)

    Extraordinary gains (net
of tax)

--

2,094

--

--

--

    Cumulative effect of
accounting change (net of tax)

--

--

(8,324
)

(59,782
)

--

Net income (loss)

$
(3,041
)
$
37,185

$
(5,796
)
$
36,316

$
61,751

    Diluted weighted average
shares outstanding

51,801

52,138

53,679

57,435

61,125

    Diluted income (loss) from
continuing operations per share

$
(0.06
)
$
0.63

$
0.04

$
1.68

$
1.05

Diluted net income (loss) per share

$
(0.06
)
$
0.71

$
(0.11
)
$
0.63

$
1.01

    Dividends
declared per share

$
0.44

$
0.44

$
0.40

$
0.40

$
0.36

    Book
value on year-end shares outstanding

$
9.86

$
10.10

$
10.04

$
11.08

$
11.90

    Return on
average shareholders' equity*

(0.6
)%

6.3
%

0.3
%

14.6
%

9.1
%

    Gross
profit as a percent of sales

23.6
%

22.7
%

22.1
%

23.5
%

21.7
%

    Operating
profit as a percent of sales

1.0
%

3.1
%

1.4
%

7.9
%

4.8
%

Effective tax rate

132.2
%

38.0
%

88.7
%

38.0
%

30.6
%

    Return on
sales*

(0.2
)%

1.6
%

0.1
%

4.7
%

3.1
%

Depreciation and amortization

$
29,234

$
28,329

$
29,112

$
30,695

$
43,988

    Capital
expenditures

$
27,991

$
34,771

$
31,593

$
32,821

$
32,966

    Property,
plant and equipment, net

$
209,986

$
210,565

$
212,739

$
209,411

$
205,463

Working capital

$
356,149

$
409,641

$
363,771

$
464,907

$
445,850

    Current
ratio

2.6 to 1

2.8 to 1

    2.3 to
1

    3.2 to
1

    3.0 to
1

    Total
assets

$
971,174

$
1,026,357

$
1,040,914

$
1,123,066

$
1,161,827

Long-term debt

$
173,368

$
213,549

$
181,807

$
222,371

$
139,386

Total debt

$
184,212

$
226,309

$
224,370

$
223,990

$
141,662

Shareholders' equity

$
510,345

$
527,286

$
522,328

$
609,939

$
713,522

    Ratio of
total debt-to-equity

36.1
%

42.9
%

43.0

%

36.7
%

19.9
%

    Ratio of
total debt-to-capital

26.5
%

30.0
%

30.0
%

26.9
%

16.6
%

Shareholders

31,900

26,500

28,500

29,100

33,000

Employees

13,400

14,820

16,125

16,970

17,850

                             * Based on income from continuing
operations.

Unaudited Quarterly Financial Data

    Quarter
      ended   (Amounts in thousands, except per share data)

    7/30/05

    (13 weeks)

    10/29/05

    (13 weeks)

    1/28/06

    (13 weeks)

    4/29/06

    (13 weeks)

Sales

$
451,487

$
454,605

$
502,323

$
508,362

Cost of sales

      Cost
of goods sold

345,018

354,409

377,937

380,601

Restructuring

--

7,817

594

(1,768
)

Total cost of sales

345,018

362,226

378,531

378,833

Gross profit

106,469

92,379

123,792

129,529

    Selling,
general and administrative

98,568

99,597

105,301

106,882

    Write-down of
intangibles

--

--

--

22,695

Operating income (loss)

7,901

(7,218
)

18,491

(48
)

    Interest
expense

2,741

3,090

2,965

2,744

    Other
income, net

15

295

1,395

142

Income (loss) from continuing operations before income taxes

5,175

(10,013
)

16,921

(2,650
)

Income tax expense (benefit)

1,967

(3,566
)

6,453

7,620

           Income
(loss) from continuing operations

3,208

(6,447
)

10,468

(10,270
)

    Income from discontinued
operations (net of tax)

--

--

--

--

    Extraordinary gains (net
of tax)

--

--

--

--

Net income (loss)

$
3,208

$
(6,447
)
$
10,468

$
(10,270
)

Diluted weighted average shares outstanding

52,195

51,655

51,857

51,747

    Diluted

income (loss) from continuing operations per share

$
0.06

$
(0.12
)
$
0.20

$
(0.20
)

    Diluted
net income (loss) per share

$
0.06

$
(0.12
)
$
0.20

$
(0.20
)

Unaudited Quarterly Financial Data

    Quarter
      ended   (Amounts in thousands, except per share data)

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
income (expense), net

373

(354
)

273

(122
)

Income (loss) from continuing operations before income taxes

(5,890
)

12,342

17,323

29,604

    Income tax
expense (benefit)

(2,238
)

4,690

6,583

11,249

    Income
(loss) from continuing operations

(3,652
)

7,652

10,740

18,355

Income from discontinued operations (net of tax)

129

506

352

1,009

Cumulative effect of accounting change (net of tax)

--

702

--

1,392

           Net income
(loss)

$
(3,523
)
$
8,860

$
11,092

$
20,756

    Diluted
weighted average shares outstanding

51,967

52,101

52,193

52,262

    Diluted
income (loss) from continuing operations per share

$
(0.07
)
$
0.15

$
0.21

$
0.35

    Diluted
net income (loss) per share

$
(0.07
)
$
0.17

$
0.21

$
0.40

Dividend and
Market Information

    Market
      Price

    High          Low

    Close

    Market
      Price

    High          Low

    Close

    Fiscal 2006 Quarter Ended

    Dividends Paid

    Fiscal 2005 Quarter Ended

    Dividends Paid

July 30

$

0.11

$

15.32

$

11.59

$

13.37

July 24

$
0.11

$

21.97

$

16.61

$

16.63

Oct. 29

0.11

14.59

10.13

11.66

Oct. 23

0.11

17.44

12.80

13.42

Jan. 28

0.11

16.15

11.51

16.10

Jan. 22

0.11

15.80

12.75

13.27

April 29

0.11

$
17.25

$
14.91

$
15.32

April 30

0.11

$

16.40

$

11.77

$

11.84

$
0.44

$
0.44

    Market
      Price

    High          Low

    Close

    P/E
      Ratio

      High
                Low

    Fiscal Year

    Dividends Paid

    Dividend Yield

    Dividend Payout Ratio

    Fiscal
      Year End Market Value
    (in Millions)

2006

$
0.44

3.1
%

(733.3
)%*

$
17.04

$
10.13

$
15.32

$
793

(284
)*

(169
)*

2005

0.44

2.8
%

62.0
%

21.97

11.77

11.84

618

31

17

2004

0.40

1.9
%

800.0
%**

24.75

18.25

21.85

1,137

495
**

365
**

2003

0.40

1.7
%

24.0
%

30.25

16.20

18.07

994

18

10

2002

$
0.36

1.7
%

35.6
%
$
30.94

$
14.70

$
30.20

$
1,811

31

15

*Fiscal 2006 includes a
$22.7 million
after-tax write-down of intangibles, which decreases the dividend payout ratio by 849.1 percentage points, the high P/E ratio by
329 and the low P/E ratio by
196.

**Fiscal 2004 includes a
$55.9 million
after-tax write-down of intangibles, which increases the dividend payout ratio by 736.3 percentage points, the high P/E ratio by
472 and the low P/E ratio by
348.

La-Z-Boy Incorporated common shares are
traded on the NYSE and PCX (symbol LZB).
2006, 2005 and 2004 ratios are based on
income before the cumulative effect of accounting change and the extraordinary item.

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

    LADD
Transportation, Inc. (d/b/a La-Z-Boy Transportation)

    North
Carolina

    LZB Alabama Properties,
Inc.

Michigan

    LZB
Carolina Properties, Inc.

Michigan

LZB Delaware Valley Inc.

Delaware

    LZB Delaware Valley
Properties, Inc.

Michigan

    LZBFG of South Florida,
LLC

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
Manufacturing, Inc.

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
333-34155, 333-34157, 333-03097, 033-54743, and 333-95651) of La-Z-Boy
Incorporated of our report dated June 22, 2006 relating to the financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10–K.  We also consent to the incorporation by reference of our report dated
June 22, 2006
relating to the financial statement schedule, which appears in this Form 10–K.

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
June
22, 2006

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
June 22, 2006
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

    Date:
June 22, 2006
    /s/
      David M. Risley
          David M. Risley Chief Financial Officer

EXHIBIT (32)

CERTIFICATION
OF EXECUTIVE OFFICERS*

Pursuant to 18 U.S.C.
section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the
“Company”) hereby certifies, to such officer’s knowledge, that the Company’s
Annual Report on Form 10-K for the period ended April 29, 2006 (the “Report”)
fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the
Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L.
Darrow

Kurt L. Darrow
President and Chief Executive
Officer
June 22,
2006

/s/ David M.
Risley

David M. Risley
Senior Vice President and Chief Financial
Officer
June 22,
2006

*The foregoing
certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.