Form 10-Q
period 2006-08-15
LA-Z-BOY INC
filed 2006-08-15
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED July 29, 2006 COMMISSION FILE NUMBER 1-9656

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

                          Large accelerated filer                  Accelerated filer    X              Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes                                                             No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

                       Class                                                                         Outstanding at July 29, 2006
Common Shares, $1.00 par value                                                                     51,577,852

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2007

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Income	3
Consolidated Balance Sheet	4
Consolidated Statement of Cash Flows	5
Consolidated Statement of Changes in Shareholders’ Equity	6
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	7
Note 2. Interim Results	7
Note 3. Reclassification	7
Note 4. Stock-Based Compensation	7-10
Note 5. Earnings per Share	11
Note 6. Inventories	11
Note 7. Restructuring	12
Note 8. Segment Information	13
Note 9. Goodwill and Other Intangible Assets	14
Note 10. Financial Guarantees and Product Warranties	14-15
Note 11. Variable Interest Entities	15
Note 12. Pension Plans	16
Note 13. Dispositions/Acquistions	16-17

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements	18
Introduction	18-20
Results of Operations	21-23
Liquidity and Capital Resources	23-24
Restructuring	24
Critical Accounting Polices	24
Stock-Based Compensation	25
Regulatory Developments	25
Recent Accounting Pronouncements	26
Business Outlook	26

Item 3. Quantitative & Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II Other Information
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27-28
Item 6. Exhibits	28

Signature Page	29

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

(Unaudited, amounts in thousands, except per share data)

	First Quarter Ended
			% Over	Percent of Sales
	7/29/06	7/30/05	(Under)	7/29/06	7/30/05
Sales	$418,865	$428,875	-2.3%	100.0%	100.0%

Cost of sales	316,910	326,350	-2.9%	75.7%	76.1%

Gross profit	101,955	102,525	-0.6%	24.3%	23.9%
Selling, general and administrative	99,125	95,816	3.5%	23.7%	22.3%

Operating income	2,830	6,709	-57.8%	0.7%	1.6%
Interest expense	2,526	2,741	-7.8%	0.6%	0.6%
Other income, net	618	9	N/M	0.1%	0.0%

Income from continuing operations before income taxes	922	3,977	-76.8%	0.2%	0.9%
Income tax expense (benefit)	(120)	1,500	-108.0%	-13.0%*	37.7%*

Income from continuing operations	1,042	2,477	-57.9%	0.2%	0.6%
Income from discontinued operations (net of tax)	1,253	731	71.4%	0.3%	0.2%

Net income	$2,295	$3,208	-28.5%	0.5%	0.7%

Basic average shares	51,787	52,129

Basic income from continuing operations per share	$0.02	$0.05
Discontinued operations (net of tax)	$0.02	$0.01

Basic net income per share	$0.04	$0.06

Diluted average shares	51,971	52,195

Diluted income from continuing operations per share	$0.02	$0.05
Discontinued operations (net of tax)	$0.02	$0.01

Diluted net income per share	$0.04	$0.06

Dividends paid per share	$0.12	$0.11

*As a percent of pretax income, not sales.

N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	7/29/06	7/30/05	Dollars	Percent	4/29/06
Current assets
Cash and equivalents	$28,393	$19,011	$9,382	49.4%	$24,089
Receivables, net	230,385	248,677	(18,292)	-7.4%	270,578
Inventories, net	238,758	264,739	(25,981)	-9.8%	238,826
Deferred income taxes	29,865	26,048	3,817	14.7%	27,276
Other current assets	26,988	21,195	5,793	27.3%	23,790

Total current assets	554,389	579,670	(25,281)	-4.4%	584,559
Property, plant and equipment, net	208,343	213,287	(4,944)	-2.3%	209,986
Goodwill	62,236	79,770	(17,534)	-22.0%	56,926
Trade names	18,794	21,484	(2,690)	-12.5%	18,794
Other long-term assets	79,898	86,284	(6,386)	-7.4%	100,909

Total assets	$923,660	$980,495	$(56,835)	-5.8%	$971,174

Current liabilities
Short-term borrowings	$--	$22,000	$(22,000)	-100.0%	$8,000
Current portion of long-term
debt	2,974	2,801	173	6.2%	2,844
Accounts payable	74,368	69,342	5,026	7.2%	85,561
Accrued expenses and other
current liabilities	116,686	112,587	4,099	3.6%	128,112

Total current liabilities	194,028	206,730	(12,702)	-6.1%	224,517
Long-term debt	158,110	194,687	(36,577)	-18.8%	173,368
Deferred income taxes	13,481	5,420	8,061	148.7%	14,548
Other long-term liabilities	53,590	54,965	(1,375)	-2.5%	48,396
Contingencies and commitments	--	--	--	--	--
Shareholders' equity
Common shares, $1 par value	51,578	51,806	(228)	-0.4%	51,782
Capital in excess of par value	210,919	213,578	(2,659)	-1.2%	210,826
Retained earnings	240,545	265,274	(24,729)	-9.3%	246,387
Unearned compensation	(2,791)	(1,367)	(1,424)	-104.2%	(3,083)
Accumulated other comprehensive income (loss)	4,200	(10,598)	14,798	139.6%	4,433

Total shareholders' equity	504,451	518,693	(14,242)	-2.7%	510,345

Total liabilities and
shareholders' equity	$923,660	$980,495	$(56,835)	-5.8%	$971,174

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	First Quarter Ended
	7/29/06	7/30/05
Cash flows from operating activities
Net income	$2,295	$3,208
Adjustments to reconcile net income to
cash provided by (used for) operating activities
Gain on sale of discontinued operations (net of tax)	(1,280)	--
Change in allowance for doubtful accounts	275	849
Depreciation and amortization	7,372	6,998
Change in receivables	22,172	33,993
Change in inventories	(17,990)	(781)
Change in payables	(7,319)	(13,959)
Change in other assets and liabilities	(6,368)	(7,301)
Change in deferred taxes	(3,656)	(3,238)

Total adjustments	(6,794)	16,561

Net cash provided by (used for) operating activities	(4,499)	19,769

Cash flows from investing activities
Proceeds from disposals of assets	21,329	2
Proceeds from sale of discontinued operations	29,982	--
Capital expenditures	(9,243)	(6,713)
Purchases of investments	(5,632)	(11,938)
Proceeds from sales of investments	5,697	2,143
Change in other long-term assets	505	(2,065)

Net cash provided by (used for) investing activities	42,638	(18,571)

Cash flows from financing activities
Proceeds from debt	22,399	46,079
Payments on debt	(47,414)	(53,905)
Stock issued for stock and employee benefit plans	1,108	1,000
Repurchases of common stock	(3,686)	(7,247)
Dividends paid	(6,249)	(5,758)

Net cash used for financing activities	(33,842)	(19,831)

Effect of exchange rate changes on cash and
equivalents	7	(61)

Change in cash and equivalents	4,304	(18,694)
Cash and equivalents at beginning of period	24,089	37,705

Cash and equivalents at end of period	$28,393	$19,011

Cash paid (net of refunds) during period - income taxes	$208	$(5,633)

Cash paid during period - interest	$2,912	$3,222

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common Shares	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
At April 30, 2005	$52,225	$214,087	$273,143	$(1,536)	$(10,633)	$527,286
Repurchases of common stock	(760)		(10,130)			(10,890)
Stock issued for stock and employee benefit plans	317	(3,261)	9,338	(2,715)		3,679
Amortization of unearned compensation				1,168		1,168
Dividends paid			(22,923)			(22,923)
Comprehensive income (loss)
Net loss			(3,041)
Unrealized gain on marketable
securities (net of tax)					1,020
Realization of gains on marketable
securities (net of tax)					(451)
Change in additional minimum pension liability (net of tax)					13,572
Translation adjustment					988
Change in fair value of cash
flow hedges (net of tax)					(63)
Total comprehensive income						12,025

At April 29, 2006	51,782	210,826	246,387	(3,083)	4,433	510,345

Repurchases of common stock	(289)		(3,397)			(3,686)
Stock issued for stock and employee benefit plans	85	(486)	1,509			1,108
Stock option expense		579				579
Amortization of unearned compensation				292		292
Dividends paid			(6,249)			(6,249)
Comprehensive income (loss)
Net income			2,295
Unrealized (loss) on marketable securities (net of tax)					(183)
Realization of gains on marketable
securities (net of tax)					(69)
Translation adjustment					51
Change in fair value of cash
flow hedges (net of tax)					(32)
Total comprehensive income						2,062

At July 29, 2006	$51,578	$210,919	$240,545	$(2,791)	$4,200	$504,451

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.

Note 2: Interim Results

The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 28, 2007.

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation.  Most significantly, our consolidated statement of income has been reclassified for our discontinued operations.

Note 4:  Stock-Based Compensation

On April 30, 2006, we adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment ("SFAS No. 123(R)") using a modified-prospective transition method.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and requires us to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or canceled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

SFAS No. 123(R) requires us to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income using a straight-line single-option method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option awards to employees using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-option compensation expense was recognized in our consolidated statement of income because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.

As stock-based compensation expense recognized in the consolidated statement of income for the quarter ended July 29, 2006 was based on awards ultimately expected to vest, it was reduced for forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123(R) for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to include the impact of SFAS No. 123(R).

As permitted by SFAS No. 123(R) as originally adopted, we chose the nominal vesting period approach for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement eligible employees. Under this method, expense was recognized over the normal four-year vesting period. With the adoption of SFAS No. 123(R), we were required to continue applying the nominal vesting period approach for unvested options granted prior to the date of adoption of April 30, 2006. For awards granted after that date we must apply the non-substantive vesting period approach where expense is recognized over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. Our compensation expense for the three months ended July 29, 2006 would have increased by less than $0.1 million under the non-substantive vesting period approach.

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. There was no stock-based compensation expense recognized related to employee stock options during the quarter ended July 30, 2005.  The pro forma table below reflects basic and diluted net earnings per share for the three months ended July 30, 2005 assuming that the we had accounted for our stock options using the fair value method promulgated by SFAS No. 123(R) at that time.

(Amounts in thousands, except per share data)	7/30/05
Net income	$3,208
Add back stock compensation expense included in net income (net of tax)	105
Fair value of stock plan (net of tax)	(692)

Pro forma net income	$2,621

Basic net income per share as reported	$0.06
Pro forma basic net income per share	$0.05
Diluted net income per share as reported	$0.06
Pro forma diluted net income per share	$0.05

In fiscal 2005, our shareholders approved a long-term equity award plan which replaces the former employee incentive stock option plan, the former employee restricted share plan and the former performance-based stock plan.  The new plan allows for awards in the form of performance awards, restricted shares and non-qualified stock options.  Under this new plan, the aggregate number of common shares that may be issued through awards of any form is 5.0 million.  No further grants or awards may be issued under the former plans.

The long-term equity award plan and the former employee incentive stock option plan provide grants to certain employees to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former plan remain in effect and become exercisable at 25% per year, beginning one year from the date of grant for a term of five or ten years.  Additionally, we have outstanding options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of July 29, 2006, were 27,140 with a weighted average exercise price of $19.46 per share. There are no shares available for future grant under this plan.

Stock-based compensation expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the quarter ended July 29, 2006 was $0.6 million. This expense reduced net income by $0.4 million and earnings per share by $0.01 for the quarter ended July 29, 2006. There was no stock-based compensation expense related to employee stock options recognized during the quarter ended July 30, 2005.  No cash was received during the first quarter of fiscal 2007 for exercises of stock options.

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 29, 2006	2,325	$18.29	4.2	$--
Granted	--	--	--	--
Exercised	--	--	--	--
Expired	--	--	--	--
Cancelled	87	17.07	--	--

Outstanding at July 29, 2006	2,238	18.34	3.8	--

Vested and expected to vest at July 29, 2006	2,238	18.34	3.8	--
Unvested at July 29, 2006	1,155	16.17	4.5	--
Exercisable at July 29, 2006	1,083	$20.66	3.2	--

As of July 29, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 2.2 years. There were no options that vested during the quarter ended July 29, 2006.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. For future grants, expected volatility will be estimated based on the historical volatility of our common shares. The average expected life will be based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The  risk-free rate will be based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures will be estimated at the date of grant based on historical experience.

Under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award restricted common shares to certain employees.  The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years.  In the event of an employee’s termination during the escrow period, the shares are returned to the company at no cost to the company.  Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized over the vesting period.   Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $0.3 million with an after tax effect of $0.2 million in the first quarter of fiscal 2007, and $0.2 million with an after-tax effect of $0.1 million in the first quarter of fiscal 2006.  The unrecognized compensation cost at July 29, 2006 was $2.8 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 3.1 years.

The following table summarizes information about non-vested share awards as of and for the quarter ended July 29, 2006:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 29, 2006	283	$14.59
Granted	--	--
Cancelled	6	$14.72

Non-vested at July 29, 2006	277	$14.59

Our shareholders have approved a non-employee directors’ restricted share plan, under which shares were offered at 25% of the fair market value at the date of grant. The plan requires that all shares be held in an escrow account until the participant’s service as a director ceases unless otherwise approved by the Board of Directors.  In the event of a non-employee director’s termination during the escrow period, the shares must be sold back to us at their cost. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized when the grant occurs. Actual pre-tax expense relating to the restricted shares was $0.1 million in the first quarter of fiscal 2007, and no expense was recorded in the first quarter of fiscal 2006.

Additionally under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period.  The shares are offered at no cost to the employees.  In the event of an employee's termination during the performance period, the potential right to earn shares under this program are generally forfeited.  No shares were issued in the first quarter of fiscal 2007.  The cost of performance-based awards is expensed over the performance period; however, we did not recognize any expense in the first quarter of fiscal 2007 and did not recognize any expense in the first quarter of fiscal 2006 as we did not expect the financial goals to be attained for any of the outstanding performance periods.

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

	First Quarter Ended
(Unaudited, amounts in thousands)	7/29/06	7/30/05
Weighted average common shares
outstanding (basic)	51,787	52,129
Effect of options and unvested restricted stock	184	66

Weighted average common shares
outstanding (diluted)	51,971	52,195

The effect of options to purchase 1.6 million and 2.0 million shares for the quarters ended July 29, 2006 and July 30, 2005 with a weighted average exercise price of $20.14 and $19.60 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been antidilutive.

Note 6: Inventories

     A summary of inventory follows:

(Unaudited, amounts in thousands)	7/29/06	7/30/05	4/29/06
Raw materials	$53,801	$68,440	$61,120
Work in progress	55,312	58,428	50,958
Finished goods	151,451	158,521	147,996

FIFO inventories	260,564	285,389	260,074
Excess of FIFO over LIFO	(21,806)	(20,650)	(21,248)

Inventories, net	$238,758	$264,739	$238,826

Note 7: Restructuring

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in other upholstery facilities.   Approximately 413 jobs were eliminated as a result of this closure.   During fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.  Severance costs and other costs for this restructuring were expensed  in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits and  SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We expect to dispose of this facility by sale.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2007
(Unaudited, amounts in thousands)	4/29/06 Balance	Charges to Expense	Cash Payments or Asset Write-offs	7/29/06 Balance
Severance and benefit-related costs	$891	$-	$-	$891

		Fiscal 2006
(Unaudited, amounts in thousands)	4/30/05 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/29/06 Balance
Fixed asset write-downs, net of gains	$--	$(2,327)	$2,327	$--
Severance and benefit-related costs	38	8,970	(8,117)	891

Total restructuring	$38	$6,643	$(5,790)	$891

Note 8: Segment Information

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.  On July 29, 2006, we sold our American of Martinsville division as it was not strategically aligned with our current business model as a residential furniture company. Additionally, we combined Clayton Marcus and Pennsylvania House into one operating unit which reports to our President of Casegoods.  Due to this change we have moved Clayton Marcus from our Upholstery Group to our Casegoods Group.  Prior year quarterly information was restated for discontinued operations and the change in composition of our Upholstery and Casegoods segments.  All information presented below is restated accordingly.

Upholstery Group.  The operating units in the Upholstery Group are Bauhaus, England, La-Z-Boy, La-Z-Boy UK and Sam Moore. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group. The operating units in the Casegoods Group are American Drew/Lea, Clayton Marcus/Pennsylvania House, Hammary and Kincaid. This group primarily sells manufactured or imported wood furniture to furniture retailers.  Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some upholstered furniture.

Retail Group. The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores (“the retail network”).  The Retail Group sells mostly upholstered furniture to end consumers.

	First Quarter Ended	Quarters Ended in Fiscal 2006
(Unaudited amounts in thousands)	7/29/06 (13 Weeks)	7/30/05 (13 Weeks)	10/29/05 (13 Weeks)	1/28/06 (13 Weeks)	4/29/06 (13 Weeks)
Sales
Upholstery Group	$303,083	$304,071	$310,013	$341,804	$351,594
Casegoods Group	78,282	92,796	93,057	94,348	94,717
Retail Group	52,204	52,655	49,245	57,432	54,106
VIEs/Eliminations	(14,704)	(20,647)	(18,948)	(16,550)	(20,788)

Consolidated	$418,865	$428,875	$433,367	$477,034	$479,629

Operating income (loss)
Upholstery Group	$17,646	$14,769	$12,115	$24,958	$31,960
Casegoods Group	2,939	3,637	1,703	5,923	3,917
Retail Group	(7,715)	(5,408)	(6,074)	(5,987)	(8,537)
Corporate and Other*	(10,040)	(6,289)	(7,904)	(6,827)	(8,028)
Write-down of intangibles	--	--	--	--	(22,695)
Restructuring	--	--	(7,817)	(594)	1,768

Consolidated	$2,830	$6,709	$(7,977)	$17,473	$(1,615)

*Variable Interest Entities ("VIEs") are included in corporate and other.

The following table is provided to evaluate segment assets for the current quarter and the end of the year for fiscal 2006.

(Unaudited amounts in thousands)	7/29/06 (13 Weeks)	4/29/06 (13 Weeks)
Assets
Upholstery Group	$466,152	$493,702
Casegoods Group	183,864	231,093
Retail Group	123,731	103,610
Unallocated assets*	149,913	142,769

Consolidated	$923,660	$971,174

* The unallocated assets includes mainly the corporate assets and eliminations.

Note 9: Goodwill and Other Intangible Assets

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

During the first quarter of fiscal 2007, we acquired several La-Z-Boy Furniture Galleries® stores in southeast Florida that were independently owned.  We recorded goodwill of $5.3 million relating to the acquisition of this market.  This acquisition is expected to impact our consolidated net sales by less than 1.0%.

The following table summarizes the changes to goodwill and trade names during the first quarter of fiscal 2007:

(Amounts in thousands)	Beginning Balance	Acquisitions, Dispositions and Other	Ending Balance
Goodwill
Upholstery Group	$26,959	$--	$26,959
Retail Group	21,845	5,310	27,155
Corporate and other	8,122	--	8,122

Consolidated	$56,926	$5,310	$62,236

Trade names
Casegoods Group	$18,794	$--	$18,794

Note 10: Financial Guarantees and Product Warranties

We have provided secured and unsecured financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The lease guarantees are generally for real estate leases and have terms lasting up to five years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $6.0 million as of July 29, 2006.

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

A reconciliation of the changes in our product warranty liability is as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/29/06	7/30/05
Balance as of beginning of the period	$19,655	$18,688
Accruals during the period	3,433	3,721
Adjustment for discontinued operations	(956)	--
Other adjustments during the period	(771)	--
Settlements during the period	(3,545)	(3,159)

Balance as of the end of the period	$17,816	$19,250

Note 11: Variable Interest Entities

Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”), requires the “primary beneficiary” of a VIE to include the VIE’s assets, liabilities and operating results in its consolidated financial statements.   In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests.  All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships.  We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded.  Earnings in excess of our losses are attributed to equity owners of the dealers and are shown as minority interest on our financial statements.   We had three consolidated VIEs for income statement purposes during the first quarter of fiscal 2006.  At the end of the first quarter of fiscal 2006, we became the primary beneficiary of one additional VIE dealer due to a change in the financial structure of this dealer and consolidated its balance sheet as of that date.  We had four consolidated VIEs throughout the first quarter of fiscal 2007.

Our consolidated VIEs recognized $11.7 million and $8.6 million in sales, net of intercompany eliminations, in the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively.  Additionally, we recognized a net loss per share of $0.02 in the first quarter of fiscal 2007 and the first quarter of fiscal 2006 resulting from the operating results of these VIEs.  The VIEs had $7.0 million and $11.2 million of assets net of elimination of intercompany activity at the end of the first quarter of fiscal 2007 and the first quarter of fiscal 2006, respectively.

Note 12: Pension Plans

The net periodic pension costs were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/29/06	7/30/05
Service cost	$576	$815
Interest cost	1,338	1,221
Expected return on plan assets	(1,719)	(1,624)
Net amortization and deferral	9	293

Net periodic pension cost	$204	$705

We are not required to make any contributions to the defined benefit plans in fiscal year 2007, however we may make discretionary contributions.  We contributed $0.2 million to the plans during the first three months of fiscal 2007.

Note 13: Dispositions/Acquisitions

Discontinued Operations

On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not a strategic fit with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business (about 5% of sales) to justify our continued corporate focus and resources. We sold the business for $33.2 million, including $30.0 million in cash and a $3.2 million receivable, recognizing a pre-tax gain in the first quarter of $2.1 million.  This disposition qualified as discontinued operations.  Accordingly, our consolidated statement of income for the prior year has been reclassified to reflect the results of operations of this divested business as discontinued operations. The business unit was previously included in the Casegoods segment, which has also been reclassified to reflect the discontinued operations accounting.

The results of the discontinued operations for the three months ended July 29, 2006 and July 30, 2005 are as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/29/06	7/30/05
Sales	$23,345	$22,612
Cost of goods sold	20,788	18,668
Selling, general and administrative expenses	2,513	2,753

Operating income	44	1,191
Other income (expense)	(88)	6

Income (loss) before income taxes	(44)	1,197
Income tax expense (benefit)	(17)	466

Income (loss) before gain on disposal of operating unit	(27)	731
Gain on disposal of operating unit (net of tax)	1,280	--

Income from discontinued operations (net of tax)	$1,253	$731

In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified for fiscal 2006.  The assets and liabilities of this operating unit were not reclassified for fiscal 2006.  They are reported in the respective categories of the consolidated balance sheet and statement of cash flows along with those of our continuing operations.

Acquisitions

In the first quarter of fiscal 2007, we acquired six stores in the southeastern Florida market.  This acquisition is expected to impact our consolidated net sales by less than 1.0%.  Proforma sales and results of operations are not presented as they are not materially different from that of our consolidated results of operations as reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction of La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2007. We then provide a discussion of our results of operations, liquidity and capital resources, quantitative and qualitative disclosures about market risk, and critical accounting policies.

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

Introduction

La-Z-Boy Incorporated is a manufacturer, marketer and retailer of upholstery products and a marketer of imported or manufactured casegoods (wood) furniture products. Our La-Z-Boy brand is the top brand in the furniture industry, one of the most preferred brands in the home and we are the leading global producer of reclining chairs. We own 68 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 68 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 334 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.

Accounting rules require us to consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIE”). During the first quarter of fiscal 2006, we had three VIEs, operating 22 stores, consolidated into our income statement. At the end of the fiscal 2006 first quarter, an additional independent dealer, which operates four stores, had a change in financial structure which resulted in us being the primary beneficiary and required consolidation. We consolidated its balance sheet only as of the end of the first quarter of fiscal 2006. We had four consolidated VIEs operating 28 stores throughout the first quarter of fiscal 2007.

On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not strategically aligned with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business to justify our continued corporate focus and resources. We sold the business for $33.2 million of which $30.0 million was cash and $3.2 million was a receivable. Additionally, we combined Clayton Marcus and Pennsylvania House into one operating unit reporting to our President of Casegoods. Due to this change we have moved Clayton Marcus from our Upholstery Group to our Casegoods Group. All segment data has been restated to reflect both of these changes.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. Below is a chart that shows the organizational structure of La-Z-Boy segments.

In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. During the second quarter of fiscal 2006 we announced a restructuring plan to close our upholstery manufacturing facility in Waterloo, Ontario and shift the plant’s production to other existing facilities in order to bolster our overall capacity utilization. We also import cut and sewn fabric kits to complement our leather kits that allow us to take full advantage of both the cost-saving opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery Group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers and department stores.

Our Casegoods Group today is primarily an importer, marketer and distributor of casegoods (wood) furniture. Based on our current strategy for import versus domestic casegoods product, we have completed the planned transition of this business. Over the past several years, we have rationalized our domestic casegoods manufacturing capacity in order to compete globally and have significantly changed the cost structure from fixed to highly variable.

The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores in ten markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida. The stores located in the southeastern Florida market were acquired during the first quarter of fiscal 2007. During the remainder of fiscal 2007, we plan to take the following actions to grow sales and improve the operating results for the Retail Group as well as take advantage of certain synergies between the company-owned markets as follows:

Relocate, convert or add stores to our New Generation format which are more productive. Our plan is to add 11 stores and convert or relocate 6 stores in fiscal 2007.
  Centralize certain of our advertising and marketing functions, and consolidate our warehouse functions, to gain better efficiencies. By the end of the second quarter of fiscal 2007, we expect to be in seven warehouses, down from 11 warehouses from a year ago.

  Consolidate information systems and eliminate duplicative processes and warehouses. We are currently in the process of consolidating our information systems into one system and expect to be completed with this process in the next 12 – 15 months.

Expand our in-home design service, which has increased the average sale per customer where employed.

We believe that expanding our store network will drive top-line growth as we capitalize on the opportunities presented in larger urban markets. With the further penetration in these markets we expect to gain necessary efficiencies in advertising, distribution and administration to achieve desired profitability. Currently, 31 of our company-owned stores are in the New Generation format and we expect to significantly increase this number throughout fiscal 2007. With this in mind we continue to remain optimistic about the future performance of this segment and believe this segment will be profitable within 18 months to two years.

According to the May 2006 Top 25 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores network (“the network”) ranks as the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and Canada by opening new stores, relocating stores to better locations and converting existing stores to our New Generation store format. Slightly more than half of the 334 stores in the network—the majority of which are independently owned—are concentrated in the top 25 markets in the U.S. We will attempt to increase our market penetration over the next few years in the top 25 markets, allowing our dealers and company-owned stores to create operating efficiencies, particularly in the areas of advertising, distribution and administration.

Our success with La-Z-Boy Furniture Galleries® stores has been expanded to our Kincaid and England operating units. There are 20 Kincaid and nine England stand-alone stores owned and operated by independent dealers. Additionally, we have an extensive La-Z-Boy in-store gallery program with 315 in-store galleries. Our other operating units, such as Kincaid, Pennsylvania House, Clayton Marcus, England and Lea, also have in-store gallery programs. One of our strategic initiatives is to grow our proprietary distribution network at an increasing pace over the next few years. While expanding our proprietary distribution network is our goal, we are also focused on ensuring our retail locations are positioned to succeed. We update, expand, relocate and at times will close under-performing stores to improve the overall quality of our network. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Results of Operations
Analysis of Operations:  Quarter Ended July 29, 2006
(First Quarter 2007 compared with 2006)

	Quarter ended
(Amounts in thousands, except per share amounts)	7/29/06	7/30/05	Percent change
Upholstery sales	$303,083	$304,071	(0.3)%
Casegoods sales	78,282	92,796	(15.6)%
Retail sales	52,204	52,655	(0.9)%
Other/eliminations	(14,704)	(20,647)	28.8%
Consolidated sales	$418,865	$428,875	(2.3)%

Consolidated gross profit	$101,955	$102,525	(0.6)%
Consolidated gross margin	24.3%	23.9%

Consolidated S, G& A	$99,125	$95,816	3.5%
S,G,& A as a percent of sales	23.7%	22.3%

Upholstery operating income	$17,646	$14,769	19.5%
Casegoods operating income	2,939	3,367	(19.2)%
Retail operating income (loss)	(7,715)	(5,408)	(42.7)%
Corporate and other	(10,040)	(6,289)	(59.6)%
Consolidated operating income	$2,830	$6,709	(57.8)%

Upholstery operating margin	5.8%	4.9%
Casegoods operating margin	3.8%	3.9%
Retail operating margin	-14.8%	-10.3%
Consolidated operating margin	0.7%	1.6%

Income from continuing operations	$1,042	$2,477	(57.9)%

Diluted earnings per share from continuing
operations	$0.02	$0.05	(60.0)%

Sales

Consolidated sales decreased 2.3% during the first quarter of fiscal 2007 versus the first quarter of fiscal 2006. Our Upholstery and Retail Groups were both comparable with the prior year first quarter sales, while our Casegoods Group sales declined. Sales to department stores were significantly lower this year due mainly to department store consolidations. Department store declines accounted for approximately a 1.2% decrease in sales during the quarter. The remainder of the sales decrease is accounted for primarily by other changes in volume and mix as discussed below. Our consolidated sales were positively impacted by sales price increases resulting in a 2.9% increase in sales.

Upholstery Group sales were comparable to the first quarter of fiscal 2006. During the quarter we were able to work through our excess backlog resulting from last year’s temporary foam shortage. Our Upholstery sales were positively impacted by sales price increases resulting in a 3.8% increase in sales. However, there was an overall softness in the furniture retail climate and our Upholstery Group sales were impacted by lower sales to department stores which accounted for a 1.7% decline in sales for this segment. In addition, a shift in the mix of products sold accounted for a 1.3% decline in sales. This was the result of our sales mix having a lower percentage of major upholstery and a higher percentage of our starting point recliners, reducing our overall sales as compared to the prior year quarter.

Our Casegoods Group sales decreased 15.6% during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. The decrease in sales occurred within several of our Casegoods operating units and was primarily focused among smaller customers which have been impacted more severely in the weak retail environment.

Retail Group sales were comparable with the first quarter of fiscal 2006. Although weak consumer demand has had a significant impact on this group, the decrease in sales was somewhat offset by the increase in company-owned stores resulting from the acquisition of the southeastern Florida operation. This acquisition accounted for a 3.6% increase in Retail sales.

The net total of intercompany sales eliminations and sales to VIEs increased 28.8% during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. The first quarter of fiscal 2007 benefited from an increase of $3.0 million in sales from the consolidation of our fourth VIE. Due to the fact that we became its primary beneficiary at the end of the 2006 first quarter, we were only required to consolidate its balance sheet. There was no impact on the consolidated statement of income in the prior year first quarter, but the new VIE’s operations were consolidated in our statement of income in the first quarter of fiscal 2007. Intercompany sales eliminations decreased compared to the same period of the prior year due to lower intercompany sales volume.

Gross Profit

Our gross profit as a percent of sales (“gross margin”) increased in the first quarter of fiscal 2007 in comparison to the first quarter of fiscal 2006 due to the following:

  The consolidation of our fourth VIE had a positive impact of 0.4% on our gross margin due to the higher margins experienced in the Retail industry as compared to our residential wholesale furniture sales.

  Following the acquisition of 21 stores in three markets by our Retail Group near the end of fiscal 2005, we refreshed merchandise and cleared out older inventory in fiscal 2006 at the newly acquired stores, which resulted in a lower gross margin for our Retail Group’s prior year first quarter.

  Our sales price increases, our continued conversion to cellular manufacturing and our cost reduction efforts have enabled us to maintain our gross margins in our residential business on less sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S,G&A”) increased in dollar amount and as a percent of sales in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This was attributable to:

  The Retail Group has a higher S,G&A structure than our Upholstery and Casegoods segments. As the Retail Group grows as an overall percentage of our net sales, this overall S,G&A percentage increases as a percent of sales. The impact on the first quarter of fiscal 2007 was approximately 0.6 percentage points greater than the first quarter of fiscal 2006.

The consolidation of our fourth VIE, which began at the end of the first quarter of fiscal 2006 increased S,G&A costs by $2.5 million for the first quarter of fiscal 2007.
  The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment had a $0.6 million dollar impact during the first quarter of fiscal 2007 for the expensing of stock options.

During the first quarter of fiscal 2006 we recorded a $1.6 million gain on the sale of a long-lived asset with only a $0.3 million gain recorded in the first quarter of fiscal 2007.

Operating Margin

Our consolidated operating margin was 0.7% for the first quarter of fiscal 2007.

The Upholstery Group operating margin increased during the first quarter of fiscal 2007 versus the first quarter of fiscal 2006. The Upholstery Group benefited from sales price increases versus the same period last year which mainly covered our raw material price increases. Additionally, the closure of our Canadian manufacturing plant and the increase in utilizing cut and sewn fabric kits has improved our profitability in addition to other cost reduction efforts that have occurred in the past year.

Our Casegoods Group operating margin for the first quarter of fiscal 2007 remained constant when compared to the first quarter of fiscal 2006 despite a 15.6% decrease in sales. Although Pennsylvania House continued to operate below our stated operating margin objectives, the significant changes that were made in the overhead structure as a result of transitioning to a fully imported business model limited the negative impact on the Casegoods Group as a whole. Although our reduced sales volume had a negative impact on our operating profit, the Casegoods Group maintained its operating margin.

Our Retail Group operating margin decreased by 4.5 percentage points during the first quarter of fiscal 2007 in comparison to the first quarter of fiscal 2006. Although our sales were comparable with the prior year, we opened, relocated or converted 10 stores over the past twelve months as well as closed one store, which increased our fixed costs and created inefficiencies during the quarter as we assimilated these changes and resulted in decreased profits. We anticipate that it will take 18 months to two years to bring this back to profitability.

Corporate and Other operating loss increased $3.8 million during the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006. Contributing to this higher loss was the one time gain of $1.6 million for the sale of long-lived assets that occurred in the first quarter of fiscal 2006. Additionally, with the adoption of SFAS 123(R) we had $0.6 million of stock option expense in the first quarter of fiscal 2007.

Interest Expense

Interest expense for the first quarter of fiscal 2007 was less than first quarter of fiscal 2006. Our average debt was down $51.6 million compared to the prior year.

Income Taxes

Our effective tax rate was (13%) in the first quarter of fiscal 2007 compared to 38% in first quarter of fiscal 2006. The decrease in our effective tax rate was mainly due to the impact of a change in Canadian tax law which increased the carry forward period for net operating losses from ten years to twenty years. This change enabled us to reduce our tax valuation reserve for our Canadian net operation losses, which impacted our effective tax rate.

Discontinued Operations

In July, 2006, the Board of Directors approved the divestiture of our American of Martinsville operating unit, which was included in our Casegoods segment. The activity of this division was reported as a discontinued operation in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

Our total assets at the end of the first quarter of fiscal 2007 decreased $47.5 million compared to the end of fiscal 2006. A large portion of that change related to the sale of our American of Martinsville operating unit. The cash generated as a result of this sale was used to reduce debt.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for the first quarter of fiscal 2007 were $9.2 million compared to $6.7 million in fiscal 2006. During the first quarter of fiscal 2007 we exercised a $3.0 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be about $28 to $32 million in fiscal 2007. As of the end of the first quarter of fiscal 2007, we had unused lines of credit and commitments of $254.1 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

Cash Flows Provided From (Used For) (Amounts in thousands)	7/29/06	7/30/05
Operating activities
Net income, depreciation and deferred taxes	$6,011	$6,968

Gain on sale of discontinued operations (net of tax)	(1,280)	--
Working capital and other	(9,230)	12,801

Cash provided from (used for) operating activities	(4,499)	19,769

Investing activities	42,638	(18,571)

Financing activities
Repurchase of common stock	(3,686)	(7,247)
Net decrease in debt	(25,015)	(7,826)
Other financing activities and exchange rate changes	(5,134)	(4,819)

Net increase(decrease) in cash and cash equivalents	$4,304	$(18,694)

Operating Activities

During the first quarter of fiscal 2007, net cash used in operating activities was $4.5 million, whereas $19.8 million was provided by operating activities in fiscal 2006. The decrease in 2007 operating cash flows was due mainly to an increase in inventory of $18.0 million. The increase in inventory was mainly for the purchase of raw materials and cut and sewn kits to bring inventory to the appropriate levels needed for the Fall selling season. Our April 29, 2006 inventory levels on these items were lower than normal, which caused the increase during this quarter to be higher than the first quarter of fiscal 2006. This change in cash flow is seasonal in nature as the Summer months have historically been our lowest period for sales.

Investing Activities

During the first quarter of fiscal 2007, net cash provided by investing activities was $42.6 million, whereas $18.6 million was used in investing activities in fiscal 2006. The increase in cash provided by investing activities in fiscal 2007 was primarily due to the $30.0 million in proceeds received for the sale of our operating unit American of Martinsville. Additionally, $21.2 million in proceeds was generated by the sale of four properties. Three of the properties involved a sale-leaseback transaction which we entered into with a third party. These increases in cash flow were somewhat offset by $9.2 million in capital expenditures.

Financing Activities

Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $33.8 million of cash in financing activities in the first quarter of fiscal 2007 compared to $19.8 million of cash used in financing activities during the first quarter of fiscal 2006. The majority of the increase in cash used for financing related to the repayment of debt from the proceeds on the sale of American of Martinsville and proceeds from sales of assets.

Our debt-to-capitalization ratio was 24.2% at July 29, 2006, 26.5% at April 29, 2006, and 29.7% at July 30, 2005.

On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and, subsequent to October 1987, 22.0 million additional shares were added to this plan for repurchase. As of July 29, 2006, 5.6 million additional shares could be purchased pursuant to this authorization. The company purchased 0.3 million shares during the first quarter of fiscal 2007.

There were no material changes to our contractual obligations table during the quarter. We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $6.0 million. Of this, $2.6 million will expire within one year, $2.7 million in one to three years and $0.7 million in four to five years. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the first quarter of fiscal 2007, we had $66.5 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions. We have entered into several interest rate swap agreements with counter-parties that are participants in our revolving credit facility; however, we are currently in a favorable position on these swaps, which settle in August 2006, so there are no obligations.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Restructuring

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to our overall underutilization of capacity. The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in our other upholstery facilities. A total of 413 jobs were eliminated as a result of this closure. During fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets. Severance costs and other costs for this restructuring was expensed in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The write-downs were accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We expect to dispose of the remaining plant by sale.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 29, 2006. The following policy changed during the first quarter due to the implementation of SFAS No. 123(R).

Stock-Based Compensation

On April 30, 2006, we adopted the fair-value recognition provisions of SFAS No. 123(R) using a modified-prospective transition method.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and requires us to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or canceled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In March 2005, the SEC issued SAB 107 relating to SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, future stock-price volatility, expected option lives and the amount of share-based awards that are expected to be forfeited. We do not expect that changes in these assumptions would have a material impact on our results of operations.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. No options were granted during the first quarter of fiscal 2007. For future grants, expected volatility will be estimated based on the historical volatility of our common shares. The average expected life will be based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate will be based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures will be estimated at the date of grant based on historical experience.

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. In accordance with APB Opinion No. 25, there was no stock-based compensation expense recognized related to employee stock options during the quarter ended July 30, 2005.

Stock-based compensation expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the quarter ended July 29, 2006 was $0.6 million. This expense reduced net income by $0.4 million and earnings per share by $0.01 for the quarter ended July 29, 2006. As of July 29, 2006, there was $2.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.2 years.

Regulatory Developments

The Continued Dumping and Subsidy Offset Act ("CDSOA") provides for distribution of monies collected by U.S. Customs from anti-dumping cases to domestic producers that supported the anti-dumping petition. The Dispute Settlement Body of the World Trade Organization ("WTO") ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for tariffs collected on imports entered into the United States after September 30, 2007.

According to U.S. Customs and Border Protection, as of October 1, 2005, approximately $117 million had been collected in tariffs and is potentially available for distribution under CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. These funds are subject to adjustment as the amount of the actual duties is determined retrospectively for those imports that are subject to annual administrative reviews conducted by the U.S. Department of Commerce. Further, certain importers and Chinese producers have appealed the initial findings of the anti-dumping order to the U.S. Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of duties ultimately available for distribution. The tariffs attributable to importers and Chinese producers whose imports are subject to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amount ultimately available for distribution in this case during calendar 2006 will depend on tariffs collected through September 30, 2006, that are not subject to administrative reviews and pending legal appeals. Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other domestic producers requesting distribution for the relevant time periods under CDSOA. Our percentage allocation for payments received in calendar 2005 was approximately 20%. The payments received in calendar 2005 were immaterial in total dollars. The percentage allocation included our American of Martinsville division. Although we sold the division during the quarter, we have retained certain rights to payments received by the division subsequent to the sale. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in fiscal 2007 or thereafter under CDSOA. Moreover, on July 13, 2006, the U.S. Court of International Trade issued a decision in Chez Sidney, L.L.C. v. United States, holding unconstitutional CDSOA’s requirement that a company that is not a petitioner must indicate its support for an antidumping petition in order to be eligible for a distribution of duties. The Court has not reached the questions of whether the support requirement is severable and the appropriate remedy, but it is possible that the Court could rule that the entire statute is unconstitutional and prohibit further distributions. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

Recent Accounting Pronouncements

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, during June, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. We are currently evaluating this pronouncement to determine the impact, if any, it will have on our financial statements upon implementation. We have elected not to early adopt this interpretation in the first quarter of fiscal 2007.

Business Outlook

While we are pleased with our progress in our upholstery and casegoods divisions from a margin perspective, we continue to be concerned about top-line growth given the challenging retail climate. Additionally, we continue to make changes in our company-owned retail segment to bring it to acceptable performance levels. We expect sales for the fiscal 2007 second quarter to be up in the mid single digits compared with last year’s second quarter sales of $433.4 million and we expect earnings per share to be in the range of $0.11 to $0.15, including up to a $0.02 charge for stock option expense, compared with last year’s second-quarter loss of $0.12, which included an after-tax restructuring charge of $0.10 and $0.01 in income from discontinued operations. It is important to note that last year’s second quarter was unusual given the shortage of polyurethane foam.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $150 million revolving credit facility under which we had $10 million borrowed at July 29, 2006. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2007 based upon the current  levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At July 29, 2006, we had no foreign exchange forward contracts outstanding. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future.  We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2007.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first quarter of fiscal 2007.  Our risk factors are disclosed in our Form 10-K for the year ended April 29, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2007, we sold shares of our common stock to a non-employee director pursuant to our Restricted Stock Plan for Non-Employee Directors without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of the Act. In accordance with the terms of the plan, we sold these shares to our non-employee director upon his acceptance of awards granted to him to purchase shares at 25% of their fair market value on the date of grant. The following table shows the date of this sale, the number of shares sold, and the per share and aggregate sales price.

Date of Sale	Number of Shares Sold	Per Share Price	Aggregate Price
May, 2006	5,000	$4.005	$20,025

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of July 29, 2006, 5.6 million additional shares could be purchased pursuant to this authorization. With the cash flows we anticipate generating in fiscal 2007 we will be opportunistic in repurchasing company stock but we have no commitments for repurchases. The following table summarizes our repurchases of company stock during the period covered by this report:

(Amounts in thousands)	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of the publicly announced repurchase program	Maximum number of shares that may yet be purchased
Fiscal May (April 30 - June 3)	--	$--	--	--
Fiscal June (June 4 - July 1)	--	--	--	--
Fiscal July (July 2 - July 29)	289	12.77	289	5,604

Fiscal First Quarter	289	$12.77	289	5,604

ITEM 6. EXHIBITS

Exhibit Number	Description
(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(99.1)	Press Release dated August 15, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: August 15, 2006

BY: /s/ Mark Copping —————————————— Mark Copping Corporate Controller On behalf of the registrant and as Chief Accounting Officer

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

Date: August 15, 2006	/s/ Kurt L. Darrow Kurt L. Darrow Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
PURSUANT TO RULE 13a-14(a)

I, Louis M. Riccio, Jr., certify that:

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

Date: August 15, 2006	/s/ Louis M. Riccio, Jr. Louis M. Riccio, Jr. Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF EXECUTIVE OFFICERS*

Pursuant to 18 U.S.C. section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2006 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
August 15, 2006

/s/ Louis M. Riccio, Jr.
Louis M. Riccio, Jr.
Senior Vice President and Chief Financial Officer
August 15, 2006

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT (99.1)

NEWS RELEASE

Contact: Mark Stegeman	(734) 241-4418	mark.stegeman@la-z-boy.com

LA-Z-BOY REPORTS FIRST-QUARTER OPERATING RESULTS

MONROE, MI. August 15, 2006—La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported its operating results for the first fiscal quarter ended July 29, 2006. Net sales for the quarter were $419 million, down 2.3%, compared with the prior-year period. Net income for the quarter was $2.3 million, or $0.04 per share, versus $3.2 million, or $0.06 per share, in last year’s first quarter. Results for the fiscal 2007 first quarter included $0.02 from discontinued operations, primarily resulting from a gain on the sale of a division, and last year’s results included $0.01 for discontinued operations. Additionally, results for the fiscal 2007 first quarter included a tax benefit from a change in Canadian tax law which reduced the effective income tax rate.

Kurt L. Darrow, President and CEO, said, “We are encouraged by our ability to generate improved operating margins at the wholesale level on relatively flat volume during what is our historically slowest quarter due to seasonality factors. While the environment continues to be challenging, we remain focused on our strategic objective of differentiating our brand through quality, style and service while offering customers choice, customization and quick delivery. Additionally, growing and improving the performance of our proprietary store system is paramount to our longer term positioning in the marketplace.”

Upholstery Segment

For the fiscal 2007 first quarter, upholstery sales were flat compared with the prior-year period while the operating margin improved year over year from 4.9% to 5.8%. The La-Z-Boy branded business and England continued to outperform the smaller upholstery companies. Darrow stated, “Our operating margin results demonstrate the work we have done to the underlying cost structure of the business. During the quarter, we worked through the excess backlog we experienced as a result of last Fall’s foam supply shortage and, today, are fulfilling orders on a more timely basis and are entering the Fall selling season in an excellent service position.”

Going forward, we will continue to improve the efficiencies of our operations as our facilities convert to the cellular manufacturing process, increase the integration of our global sourcing, broaden our channels of distribution and strengthen our proprietary La-Z-Boy Furniture Galleries® store system.”

For the quarter, the La-Z-Boy Furniture Galleries® store system, which includes both company-owned and independent-licensed stores, opened one new store, relocated and/or remodeled six and closed four, bringing the total store count to 334, of which 159 are in the New Generation format. Darrow noted, “We are on track to open approximately 50 New Generation stores in fiscal 2007 and will add five new stores to the system in the second quarter, relocate or convert nine and close four.”

System-wide, for the second calendar quarter, including company-owned and independent-licensed stores, same-store written sales, which the company tracks as an indicator of retail activity, were down 5.5% and total sales, which includes new stores, decreased 2.7%.

Casegoods Segment

In the first quarter, casegoods sales were $78.3 million, down 15.6% from last year’s first quarter, reflecting the difficult retail environment. The segment’s operating margin, at 3.8%, was relatively flat compared with last year’s margin of 3.9% on significantly lower volume.

Darrow stated, “During the quarter, we sold our American of Martinsville operation which manufactured furniture for the hospitality, healthcare and government markets for $33.2 million, resulting in a gain of $1.3 million, net of tax. Although the hospitality industry had started to rebound, the business didn’t fit with our long-term strategy as a residential furniture manufacturer and, given the sector’s business cycle, it was an ideal time to sell the unit. The cash generated from the sale was utilized primarily to reduce our debt level.

He continued, “During the last several years, we have significantly changed our business model, shifting our cost structure to a much greater variable component, and even with the decrease in volume compared with last year, we held margins. We continue to improve our overall operating structure and are taking initiatives to improve top-line growth. An example is our recently announced amalgamation of Clayton Marcus and Pennsylvania House, which will leverage the best of marketing, merchandising and manufacturing within each and will improve our product offering to our dealers and consumers.”

Retail Segment

For the quarter, retail sales were $52.2 million compared with $52.7 million in last year’s first quarter. On an operating basis, the segment incurred a loss, primarily the result of the sluggish retail environment, inefficiencies and the acquired fixed-cost structure relative to the segment’s current volume.

Darrow commented, “We made some incremental improvement over the fiscal 2006 fourth quarter in our retail segment’s performance. With much work to do, our management team continues to take the necessary steps to improve the segment’s operating results as it is integral to our company’s future. Key to our strategy is building out the markets that were acquired and we plan to open, remodel and/or relocate 17 stores in fiscal 2007, bringing the total number of company-owned stores in the New Generation format to 48, representing approximately 70% of the 70 we will own at year end. During the quarter, we acquired six stores in Southeastern Florida, an under-penetrated market with tremendous growth potential, and, in a short period of time, will increase our store count from six to eight. In the second quarter, we will exit the Rochester, New York market, where we will close two stores and a warehouse, and are planning to consolidate four other warehouses into our remaining facilities, enabling us to enter the third quarter with an improved cost structure.”

Of the 334 stores in the Furniture Galleries® system, La-Z-Boy Incorporated owns 68, including 31 in the New Generation format. For the second quarter, the company plans to add five New Generation stores to its retail segment: two brand new stores and three relocations/conversions.

Operating Cash Flow and Balance Sheet

Darrow noted, “With the proceeds from the American of Martinsville sale and the sale of four retail properties, we reduced our debt this quarter by $23.1 million from last quarter, bringing our debt-to-capitalization ratio down to 24.2%. We also used a portion of the cash generated to repurchase approximately 290,000 shares at an average price of $12.77, leaving us with approximately 5.6 million shares remaining in our program.”

Business Outlook

Commenting on the company’s business outlook, Darrow noted: “While we are pleased with our progress in our upholstery and casegoods divisions from a margin perspective, we continue to be concerned about top-line growth given the challenging retail climate. Additionally, we continue to make changes in our company-owned retail segment to bring it to acceptable performance levels. We expect sales for the fiscal 2007 second quarter to be up in the mid single digits compared with last year’s second quarter sales of $433.4 million and we expect earnings per share to be in the range of $0.11 to $0.15, including up to a $0.02 charge for stock option expense, compared with last year’s second-quarter loss of $0.12, which included an after-tax restructuring charge of $0.10 and $0.01 in income from discontinued operations. It is important to note that last year’s second quarter was unusual given the shortage of polyurethane foam.”

Forward-looking Information

Any forward-looking statements contained in this news release are based on current information and assumptions and represent management’s best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency exchange rates; (l) competitive factors; (m) operating factors, such as supply, labor, or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from natural events such as hurricanes, earthquakes and tornadoes; (w) the ability to turn around under-performing retail stores; (x) the impact of retail store relocation costs, the success of new stores or the timing of converting stores to the New Generation format; (y) the ability to procure fabric rolls or cut-and-sewn sets domestically or abroad; and (z) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments, or for any other reason.

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

Background Information

La-Z-Boy Incorporated is one of the world’s leading residential furniture producers, marketing furniture for every room of the home. The La-Z-Boy Upholstery Group companies are Bauhaus, Centurion, England, La-Z-Boy, and Sam Moore. The La-Z-Boy Casegoods Group companies are American Drew, Hammary, Kincaid, Lea, Clayton Marcus, and Pennsylvania House.

The corporation’s vast proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 334 stand-alone La-Z-Boy Furniture Galleries® stores and 315 La-Z-Boy In-Store Galleries, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication In Furniture, the La-Z-Boy Furniture Galleries retail network is North America’s largest single-brand furniture retailer. Additional information is available at http://www.la-z-boy.com/.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME
(Unaudited, amounts in thousands, except per share data)

	First Quarter Ended
			% Over	Percent of Sales
	7/29/06	7/30/05	(Under)	7/29/06	7/30/05
Sales	$418,865	$428,875	-2.3%	100.0%	100.0%

Cost of sales	316,910	326,350	-2.9%	75.7%	76.1%

Gross profit	101,955	102,525	-0.6%	24.3%	23.9%
Selling, general and administrative	99,125	95,816	3.5%	23.7%	22.3%

Operating income	2,830	6,709	-57.8%	0.7%	1.6%
Interest expense	2,526	2,741	-7.8%	0.6%	0.6%
Other income, net	618	9	N/M	0.1%	0.0%

Income from continuing operations before income taxes	922	3,977	-76.8%	0.2%	0.9%
Income tax expense (benefit)	(120)	1,500	-108.0%	-13.0%*	37.7%*

Income from continuing operations	1,042	2,477	-57.9%	0.2%	0.6%
Income from discontinued operations (net of tax)	1,253	731	71.4%	0.3%	0.2%

Net income	$2,295	$3,208	-28.5%	0.5%	0.7%

Basic average shares	51,787	52,129

Basic income from continuing operations per share	$0.02	$0.05
Discontinued operations (net of tax)	$0.02	$0.01

Basic net income per share	$0.04	$0.06

Diluted average shares	51,971	52,195

Diluted income from continuing operations per share	$0.02	$0.05
Discontinued operations (net of tax)	$0.02	$0.01

Diluted net income per share	$0.04	$0.06

Dividends paid per share	$0.12	$0.11

*As a percent of pretax income, not sales.
N/M = not meaningful

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	7/29/06	7/30/05	Dollars	Percent	4/29/06
Current assets
Cash and equivalents	$28,393	$19,011	$9,382	49.4%	$24,089
Receivables, net	230,385	248,677	(18,292)	-7.4%	270,578
Inventories, net	238,758	264,739	(25,981)	-9.8%	238,826
Deferred income taxes	29,865	26,048	3,817	14.7%	27,276
Other current assets	26,988	21,195	5,793	27.3%	23,790

Total current assets	554,389	579,670	(25,281)	-4.4%	584,559
Property, plant and equipment, net	208,343	213,287	(4,944)	-2.3%	209,986
Goodwill	62,236	79,770	(17,534)	-22.0%	56,926
Trade names	18,794	21,484	(2,690)	-12.5%	18,794
Other long-term assets	79,898	86,284	(6,386)	-7.4%	100,909

Total assets	$923,660	$980,495	$(56,835)	-5.8%	$971,174

Current liabilities
Short-term borrowings	$--	$22,000	$(22,000)	-100.0%	$8,000
Current portion of long-term
debt	2,974	2,801	173	6.2%	2,844
Accounts payable	74,368	69,342	5,026	7.2%	85,561
Accrued expenses and other
current liabilities	116,686	112,587	4,099	3.6%	128,112

Total current liabilities	194,028	206,730	(12,702)	-6.1%	224,517
Long-term debt	158,110	194,687	(36,577)	-18.8%	173,368
Deferred income taxes	13,481	5,420	8,061	148.7%	14,548
Other long-term liabilities	53,590	54,965	(1,375)	-2.5%	48,396
Contingencies and commitments	--	--	--	--	--
Shareholders' equity
Common shares, $1 par value	51,578	51,806	(228)	-0.4%	51,782
Capital in excess of par value	210,919	213,578	(2,659)	-1.2%	210,826
Retained earnings	240,545	265,274	(24,729)	-9.3%	246,387
Unearned compensation	(2,791)	(1,367)	(1,424)	-104.2%	(3,083)
Accumulated other comprehensive income (loss)	4,200	(10,598)	14,798	139.6%	4,433

Total shareholders' equity	504,451	518,693	(14,242)	-2.7%	510,345

Total liabilities and
shareholders' equity	$923,660	$980,495	$(56,835)	-5.8%	$971,174

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	First Quarter Ended
	7/29/06	7/30/05
Cash flows from operating activities
Net income	$2,295	$3,208
Adjustments to reconcile net income to
cash provided by (used for) operating activities
Gain on sale of discontinued operations (net of tax)	(1,280)	--
Change in allowance for doubtful accounts	275	849
Depreciation and amortization	7,372	6,998
Change in receivables	22,172	33,993
Change in inventories	(17,990)	(781)
Change in payables	(7,319)	(13,959)
Change in other assets and liabilities	(6,368)	(7,301)
Change in deferred taxes	(3,656)	(3,238)

Total adjustments	(6,794)	16,561

Net cash provided by (used for) operating activities	(4,499)	19,769

Cash flows from investing activities
Proceeds from disposals of assets	21,329	2
Proceeds from sale of discontinued operations	29,982	--
Capital expenditures	(9,243)	(6,713)
Purchases of investments	(5,632)	(11,938)
Proceeds from sales of investments	5,697	2,143
Change in other long-term assets	505	(2,065)

Net cash provided by (used for) investing activities	42,638	(18,571)

Cash flows from financing activities
Proceeds from debt	22,399	46,079
Payments on debt	(47,414)	(53,905)
Stock issued for stock and employee benefit plans	1,108	1,000
Repurchases of common stock	(3,686)	(7,247)
Dividends paid	(6,249)	(5,758)

Net cash used for financing activities	(33,842)	(19,831)

Effect of exchange rate changes on cash and
equivalents	7	(61)

Change in cash and equivalents	4,304	(18,694)
Cash and equivalents at beginning of period	24,089	37,705

Cash and equivalents at end of period	$28,393	$19,011

Cash paid (net of refunds) during period - income taxes	$208	$(5,633)

Cash paid during period - interest	$2,912	$3,222

LA-Z-BOY INCORPORATED
SEGMENT INFORMATION
(Unaudited, amounts in thousands)

Our reportable operating segments are the Upholstery Group, the Casegoods Group, and the Retail Group.

	First Quarter Ended	Quarters Ended in Fiscal 2006
	7/29/06 (13 Weeks)	7/30/05 (13 Weeks)	10/29/05 (13 Weeks)	1/28/06 (13 Weeks)	4/29/06 (13 Weeks)
Sales
Upholstery Group	$303,083	$304,071	$310,013	$341,804	$351,594
Casegoods Group	78,282	92,796	93,057	94,348	94,717
Retail Group	52,204	52,655	49,245	57,432	54,106
VIEs/Eliminations	(14,704)	(20,647)	(18,948)	(16,550)	(20,788)

Consolidated	$418,865	$428,875	$433,367	$477,034	$479,629

Operating income (loss)
Upholstery Group	$17,646	$14,769	$12,115	$24,958	$31,960
Casegoods Group	2,939	3,637	1,703	5,923	3,917
Retail Group	(7,715)	(5,408)	(6,074)	(5,987)	(8,537)
Corporate and Other*	(10,040)	(6,289)	(7,904)	(6,827)	(8,028)
Write-down of intangibles	--	--	--	--	(22,695)
Restructuring	--	--	(7,817)	(594)	1,768

Consolidated	$2,830	$6,709	$(7,977)	$17,473	$(1,615)

*Variable Interest Entities ("VIEs") are included in corporate and other.