Form 10-Q
period 2006-10-28
LA-Z-BOY INC
filed 2006-11-14
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED October 28, 2006 COMMISSION FILE NUMBER 1-9656

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

                                          Yes                                                             No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

                       Class                                                                         Outstanding at October 28, 2006
Common Shares, $1.00 par value                                                                     51,364,209

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2007

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations	3-4
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders’ Equity	7
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	8
Note 2. Interim Results	8
Note 3. Reclassification	8
Note 4. Stock-Based Compensation	8-11
Note 5. Earnings per Share	12
Note 6. Inventories	12
Note 7. Restructuring	13
Note 8. Segment Information	14
Note 9. Goodwill and Other Intangible Assets	15
Note 10. Financial Guarantees and Product Warranties	15-16
Note 11. Variable Interest Entities	16
Note 12. Pension Plans	17
Note 13. Dispositions/Acquisitions	17-18
Note 14. Recent Accounting Pronouncements	19

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements	20
Introduction	20-22
Results of Operations	23-28
Liquidity and Capital Resources	28-29
Restructuring	29
Critical Accounting Policies	29
Stock-Based Compensation	29
Regulatory Developments	30
Recent Accounting Pronouncements	30-31
Business Outlook	31

Item 3. Quantitative & Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II Other Information
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 6. Exhibits	34

Signature Page	35

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Second Quarter Ended
			% Over	Percent of Sales
	10/28/06	10/29/05	(Under)	10/28/06	10/29/05
Sales	$440,538	$433,367	1.7%	100.0. %	100.0%

Cost of sales
Cost of goods sold	329,242	336,263	-2.1%	74.7%	77.6%
Restructuring	(400)	7,817	-105.1%	-0.1%	1.8%

Total cost of sales	328,842	344,080	-4.4%	74.6%	79.4%

Gross profit	111,696	89,287	25.1%	25.4%	20.6%
Selling, general and administrative	105,315	97,264	8.3%	23.9%	22.4%
Restructuring	2,265	--	N/M	0.5%	--

Operating income (loss)	4,116	(7,977)	151.6%	0.9%	-1.8%
Interest expense	2,614	3,090	-15.4%	0.6%	0.7%
Other income, net	1,649	294	460.9%	0.4%	0.1%

Income (loss) from continuing operations before income taxes	3,151	(10,773)	129.2%	0.7%	-2.5%
Income tax expense (benefit)	1,197	(3,862)	131.0%	38.0%*	35.8%*

Income (loss) from continuing operations	1,954	(6,911)	128.3%	0.4%	-1.6%
Income from discontinued operations (net of tax)	--	464	-100.0%	--	0.1%

Net income (loss)	$1,954	$(6,447)	130.3%	0.4%	-1.5%

Basic average shares	51,373	51,655

Basic income (loss) from continuing operations per share	$0.04	$(0.13)
Discontinued operations (net of tax)	$--	$0.01

Basic net income (loss) per share	$0.04	$(0.12)

Diluted average shares	51,639	51,655

Diluted income (loss) from continuing operations per share	$0.04	$(0.13)
Discontinued operations (net of tax)	$--	$0.01

Diluted net income (loss) per share	$0.04	$(0.12)

Dividends paid per share	$0.12	$0.11

*As a percent of pretax income, not sales.

N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Six Months Ended
			% Over	Percent of Sales
	10/28/06	10/29/05	(Under)	10/28/06	10/29/05
Sales	$859,403	$862,242	-0.3%	100.0%	100.0%

Cost of sales
Cost of goods sold	646,152	662,613	-2.5%	75.2%	76.8%
Restructuring	(400)	7,817	-105.1%	--	0.9%

Total cost of sales	645,752	670,430	-3.7%	75.1%	77.8%

Gross profit	213,651	191,812	11.4%	24.9%	22.2%
Selling, general and administrative	204,440	193,080	5.9%	23.8%	22.4%
Restructuring	2,265	--	N/M	0.3%	--

Operating income (loss)	6,946	(1,268)	647.8%	0.8%	-0.1%
Interest expense	5,140	5,831	-11.9%	0.6%	0.7%
Other income, net	2,267	303	648.2%	0.3%	--

Income (loss) from continuing operations before income taxes	4,073	(6,796)	159.9%	0.5%	-0.8%
Income tax expense (benefit)	1,077	(2,362)	145.6%	26.4%*	34.8%*

Income (loss) from continuing operations	2,996	(4,434)	167.6%	0.3%	-0.5%
Income from discontinued operations (net of tax)	1,253	1,195	4.9%	0.1%	0.1%

Net income (loss)	$4,249	$(3,239)	231.2%	0.5%	-0.4%

Basic average shares	51,580	51,892

Basic income (loss) from continuing operations per share	$0.06	$(0.08)
Discontinued operations (net of tax)	$0.02	$0.02

Basic net income (loss) per share	$0.08	$(0.06)

Diluted average shares	51,806	51,892

Diluted income (loss) from continuing operations per share	$0.06	$(0.08)
Discontinued operations (net of tax)	$0.02	$0.02

Diluted net income (loss) per share	$0.08	$(0.06)

Dividends paid per share	$0.24	$0.22

*As a percent of pretax income, not sales.
N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)

			Increase/(Decrease)
	10/28/06	10/29/05	Dollars	Percent	4/29/06
Current assets
Cash and equivalents	$20,529	$15,037	$5,492	36.5%	$24,089
Receivables, net	253,519	258,518	(4,999)	-1.9%	270,578
Inventories, net	237,885	267,320	(29,435)	-11.0%	238,826
Deferred income taxes	32,339	27,247	5,092	18.7%	27,276
Other current assets	29,076	30,676	(1,600)	-5.2%	23,790

Total current assets	573,348	598,798	(25,450)	-4.3%	584,559
Property, plant and equipment, net	204,904	214,552	(9,648)	-4.5%	209,986
Goodwill	62,736	79,770	(17,034)	-21.4%	56,926
Trade names	18,794	18,794	--	--	18,794
Other long-term assets	80,166	84,214	(4,048)	-4.8%	100,909

Total assets	$939,948	$996,128	$(56,180)	-5.6%	$971,174

Current liabilities
Short-term borrowings	$35,000	$30,835	$4,165	13.5%	$8,000
Current portion of long-term
debt	3,295	1,965	1,330	67.7%	2,844
Accounts payable	72,308	73,397	(1,089)	-1.5%	85,561
Accrued expenses and other
current liabilities	114,762	130,154	(15,392)	-11.8%	128,112

Total current liabilities	225,365	236,351	(10,986)	-4.6%	224,517
Long-term debt	147,799	194,533	(46,734)	-24.0%	173,368
Deferred income taxes	12,845	4,599	8,246	179.3%	14,548
Other long-term liabilities	54,920	56,361	(1,441)	-2.6%	48,396
Contingencies and commitments	--	--	--	--	--
Shareholders' equity
Common shares, $1 par value	51,364	51,637	(273)	-0.5%	51,782
Capital in excess of par value	206,145	211,838	(5,693)	-2.7%	210,826
Retained earnings	236,635	254,855	(18,220)	-7.1%	246,387
Unearned compensation	--	(3,534)	3,534	100.0%	(3,083)
Accumulated other comprehensive income (loss)	4,875	(10,512)	15,387	146.4%	4,433

Total shareholders' equity	499,019	504,284	(5,265)	-1.0%	510,345

Total liabilities and
shareholders' equity	$939,948	$996,128	$(56,180)	-5.6%	$971,174

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Second Quarter Ended		Six Months Ended
	10/28/06	10/29/05	10/28/06	10/29/05
Cash flows from operating activities
Net income (loss)	$1,954	$(6,447)	$4,249	$(3,239)
Adjustments to reconcile net income (loss) to
cash provided by (used for) operating activities
Gain on sale of discontinued operations (net of tax)	--	--	(1,280)	--
Restructuring	1,865	7,817	1,865	7,817
Change in allowance for doubtful accounts	592	(1,589)	867	(740)
Depreciation and amortization	6,809	7,178	13,889	14,176
Stock option and restricted stock expense	1,861	--	2,732	--
Change in receivables	(23,177)	(4,703)	(1,005)	29,290
Change in inventories	873	(2,581)	(17,117)	(3,362)
Change in payables	(2,060)	4,055	(9,379)	(9,904)
Change in other assets and liabilities	(8,623)	(2,683)	(15,570)	(9,984)
Change in deferred taxes	(3,110)	(2,020)	(6,766)	(5,258)

Total adjustments	(24,970)	5,474	(31,764)	22,035

Net cash provided by (used for) operating activities	(23,016)	(973)	(27,515)	18,796

Cash flows from investing activities
Proceeds from disposals of assets	3,633	7,718	24,962	7,720
Proceeds from sale of discontinued operations	3,184	--	33,166	--
Capital expenditures	(5,767)	(7,570)	(15,010)	(14,283)
Purchases of investments	(2,760)	(3,622)	(8,392)	(15,560)
Proceeds from sales of investments	2,320	1,925	8,017	4,068
Change in other long-term assets	(701)	(1,236)	(196)	(3,301)

Net cash provided by (used for) investing activities	(91)	(2,785)	42,547	(21,356)

Cash flows provided by (used for) financing activities
Proceeds from debt	56,276	26,058	78,675	72,137
Payments on debt	(31,266)	(18,214)	(78,680)	(72,119)
Stock issued for stock and employee benefit plans	(342)	1,045	766	2,045
Repurchases of common stock	(3,261)	(3,642)	(6,947)	(10,889)
Dividends paid	(6,213)	(5,714)	(12,462)	(11,472)

Net cash provided by (used for) financing activities	15,194	(467)	(18,648)	(20,298)

Effect of exchange rate changes on cash and
equivalents	49	251	56	190

Change in cash and equivalents	(7,864)	(3,974)	(3,560)	(22,668)
Cash and equivalents at beginning of period	28,393	19,011	24,089	37,705

Cash and equivalents at end of period	$20,529	$15,037	$20,529	$15,037

Cash paid (net of refunds) during period - income taxes	$16,889	$7,224	$17,097	$1,591

Cash paid during period - interest	$1,748	$2,088	$4,660	$5,310

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common Shares	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
At April 30, 2005	$52,225	$214,087	$273,143	$(1,536)	$(10,633)	$527,286
Repurchases of common stock	(760)		(10,130)			(10,890)
Stock issued for stock and employee benefit plans	317	(3,261)	9,338	(2,715)		3,679
Amortization of unearned compensation				1,168		1,168
Dividends paid			(22,923)			(22,923)
Comprehensive income (loss)
Net loss			(3,041)
Unrealized gain on marketable
securities (net of tax)					1,020
Realization of gains on marketable
securities (net of tax)					(451)
Change in additional minimum pension liability (net of tax)					13,572
Translation adjustment					988
Change in fair value of cash
flow hedges (net of tax)					(63)
Total comprehensive income						12,025

At April 29, 2006	51,782	210,826	246,387	(3,083)	4,433	510,345

Reclassification of unearned compensation due to adoption of FAS 123(R)		(3,083)		3,083		--
Repurchases of common stock	(540)		(6,407)			(6,947)
Stock issued for stock and employee benefit plans	122	(4,224)	4,868			766
Stock option and restricted stock expense		2,732				2,732
Tax benefit from exercise of options		(106)				(106)
Dividends paid			(12,462)			(12,462)
Comprehensive income (loss)
Net income			4,249
Unrealized gain on marketable securities (net of tax)					468
Realization of gains on marketable
securities (net of tax)					(142)
Translation adjustment					149
Change in fair value of cash
flow hedges (net of tax)					(33)
Total comprehensive income						4,691

At October 28, 2006	$51,364	$206,145	$236,635	$--	$4,875	$499,019

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

SFAS No. 123(R) requires us to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations using a straight-line single-option method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option awards to employees using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock option compensation expense was recognized in our consolidated statement of operations because the exercise price of our stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.

As stock-based compensation expense recognized in the consolidated statement of operations for the quarter and six months ended October 28, 2006 was based on awards ultimately expected to vest, it was reduced for forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123(R) for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to include the impact of SFAS No. 123(R).

As permitted by SFAS No. 123(R), we chose the nominal vesting period approach for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement eligible employees. Under this method, expense was recognized over the normal four-year vesting period. With the adoption of SFAS No. 123(R), we were required to continue applying the nominal vesting period approach for unvested options granted prior to the date of adoption of April 30, 2006. For awards granted after that date we must apply the non-substantive vesting period approach where expense is recognized over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. Our compensation expense for the quarter and six months ended October 28, 2006 would have increased by $0.1 million and less than $0.2 million, respectively, under the non-substantive vesting period approach.

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. There was no stock-based compensation expense recognized related to employee stock options for the quarter or six months ended October 29, 2005.  The pro forma table below reflects basic and diluted net earnings per share for the quarter and six months ended October 29, 2005 assuming that we had accounted for our stock options using the fair value method promulgated by SFAS No. 123(R) at that time.

(Unaudited, amounts in thousands, except per share data)	Quarter Ended 10/29/2005	Six Months Ended 10/29/2005
Net loss	$(6,447)	$(3,239)
Add back stock compensation expense included in net loss (net of tax)	163	268
Deduct fair value of stock plan (net of tax)	(633)	(1,183)

Pro forma net loss	$(6,917)	$(4,154)

Basic net loss per share as reported	$(0.12)	$(0.06)
Pro forma basic net loss per share	$(0.13)	$(0.08)
Diluted net loss per share as reported	$(0.12)	$(0.06)
Pro forma diluted net loss per share	$(0.13)	$(0.08)

In fiscal 2005, our shareholders approved a long-term equity award plan which replaced the former employee incentive stock option plan, the former employee restricted share plan and the former performance-based stock plan.  The new plan allows for awards in the form of performance awards, restricted shares and non-qualified stock options.  Under this new plan, the aggregate number of common shares that may be issued through awards of any form is 5.0 million.  No further grants or awards may be issued under the former plans.

The long-term equity award plan and the former employee incentive stock option plan provide grants to certain employees to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former plan remain in effect and become exercisable at 25% per year, beginning one year from the date of grant for a term of five or ten years.  Additionally, we have outstanding options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of October 28, 2006, were 18,880 with a weighted average exercise price of $19.24 per share. There are no shares available for future grant under this plan.

Stock option expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the quarter and six months ended October 28, 2006 was $0.9 million and $1.5 million, respectively. This expense reduced net income by $0.6 million and earnings per share by $0.01 for the quarter ended October 28, 2006 and net income by $0.9 million and earnings per share by $0.02 for the six months ended October 28, 2006.  Less than $0.1 million in cash was received during the second quarter and first six months of fiscal 2007 for exercises of stock options.

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 29, 2006	2,325	$18.29	4.2
Granted	649	13.26
Exercised	(3)	13.57
Expired	(493)	20.19
Cancelled	(141)	15.45

Outstanding at October 28, 2006	2,337	16.64	4.4

Exercisable at October 28, 2006	1,032	$19.68	4.4

As of October 28, 2006, there was $4.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 3.0 years. During the quarter ended October 28, 2006, 0.4 million shares vested.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. For the options granted in the second quarter ended October 28, 2006, expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The  risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Turnover Rate was estimated at the date of grant based on historical experience.  The fair value of employee stock options granted during the second quarter of fiscal 2007 was $3.47 per share using the following assumptions:

10/28/06
Risk-free interest rate	4.8%
Dividend rate	3.2%
Expected life in years	4.0
Stock price volatility	35.0%
Turnover Rate	3.0%

Under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award restricted common shares to certain employees.  The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years.  In the event of an employee’s termination during the escrow period, the shares are returned to the company at no cost to the company.  Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized over the vesting period.   Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $0.9 million with an after tax effect of $0.6 million in the second quarter of fiscal 2007, and $0.3 million with an after-tax effect of $0.2 million in the second quarter of fiscal 2006.  Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $1.2 million with an after tax effect of $0.8 million in the first six months of fiscal 2007, and $0.4 million with an after-tax effect of $0.3 million in the first six months of fiscal 2006.  The unrecognized compensation cost at October 28, 2006 was $4.3 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 3.9 years.

The following table summarizes information about non-vested share awards as of and for the six months ended October 28, 2006:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 29, 2006	283	$14.59
Granted	184	13.43
Vested	(32)	14.82
Cancelled	(33)	14.54

Non-vested at October 28, 2006	402	$14.04

Our shareholders have approved a non-employee directors’ restricted share plan, under which shares are offered at 25% of the fair market value at the date of grant. The plan requires that all shares be held in an escrow account until the participant’s service as a director ceases unless otherwise approved by the Board of Directors.  In the event of a non-employee director’s termination during the escrow period, the shares must be sold back to us at their cost. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized when the grant occurs. Actual pre-tax expense relating to the restricted shares was $0.2 million and $0.2 million in the second quarter and first six months of fiscal 2007, respectively.   Actual pre-tax expense relating to the restricted shares was $0.2 million and $0.2 million in the second quarter and first six months of fiscal 2006, respectively.

Additionally under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period.  The shares are offered at no cost to the employees.  In the event of an employee's termination during the performance period, the potential right to earn shares under this program is generally forfeited.  No shares were issued in the first three and six months of fiscal 2007.  The cost of performance-based awards is expensed over the performance period.  No expense was recognized in the first three and six months of fiscal 2007 and the first three and six months of fiscal 2006, respectively, as we did not expect the financial goals to be attained for any of the outstanding performance periods.

Note 5: Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted net income per share uses the weighted average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options and unvested restricted stock were issued. A reconciliation of basic and diluted weighted average common shares outstanding follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/06	10/29/05	10/28/06	10/29/05
Weighted average common shares
outstanding (basic)	51,373	51,655	51,580	51,892
Effect of options and unvested restricted stock	266	--	226	--

Weighted average common shares
outstanding (diluted)	51,639	51,655	51,806	51,892

The effect of options to purchase 1.1 million and 2.5 million shares for the quarters ended October 28, 2006 and October 29, 2005 with a weighted average exercise price of $20.10 and $18.26 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.  The effect of options to purchase 1.1 million and 2.5 million shares for the six months ended October 28, 2006 and October 29, 2005 with a weighted average exercise price of $20.10 and $18.26 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the six months and would have been anti-dilutive.  The weighted average common shares outstanding (diluted) at October 29, 2005 excludes outstanding stock options of 0.1 million for both the second quarter and first six months because the net loss in the second quarter and first six months of fiscal 2006 would cause the effect of options to be anti-dilutive.

Note 6: Inventories

     A summary of inventory follows:

(Unaudited, amounts in thousands)	10/28/06	10/29/05	4/29/06
Raw materials	$52,854	$65,720	$61,120
Work in progress	50,592	57,472	50,958
Finished goods	156,245	164,856	147,996

FIFO inventories	259,691	288,048	260,074
Excess of FIFO over LIFO	(21,806)	(20,728)	(21,248)

Inventories, net	$237,885	$267,320	$238,826

Note 7: Restructuring

In the second quarter of fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed.  Approximately 30 jobs were eliminated as a result of these closures.  We recorded pre-tax restructuring charges of $2.3 million or $0.03 per share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred.   These costs were reported as a component of Selling, General and Administrative costs.  The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Offsetting these expenses during the quarter was a pre-tax gain of $0.4 million or $0.01 per share relating to the sale of a property idled as part of a previous restructuring.  This gain was recorded as a component of cost of sales.

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in other upholstery facilities.   Approximately 413 jobs were eliminated as a result of this closure.   During fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.  Severance costs and other costs for this restructuring were expensed  in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits and  SFAS No. 146.  The write-down was accounted for in accordance with SFAS No. 144. We expect to dispose of this facility by sale.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2007
(Unaudited, amounts in thousands)	4/29/06 Balance	Charges to Expense	Cash Payments or Asset Write-offs	10/28/06 Balance
Severance and benefit-related costs	$891	$160	$(29)	$1,022
Fixed asset write-downs, net of gains	--	(91)	91	--
Contract termination costs	--	1,319	--	1,319
Other	--	477	(477)	--

Total restructuring	$891	$1,865	$(415)	$2,341

		Fiscal 2006
(Unaudited, amounts in thousands)	4/30/05 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/29/06 Balance
Fixed asset write-downs, net of gains	$--	$(2,327)	$2,327	$--
Severance and benefit-related costs	38	8,970	(8,117)	891

Total restructuring	$38	$6,643	$(5,790)	$891

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

Retail Group. The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores.  The Retail Group primarily sells upholstered furniture to end consumers.

	Second Quarter Ended		Six Months Ended
(Unaudited amounts in thousands)	10/28/06	10/29/05	10/28/06	10/29/05
Sales
Upholstery Group	$312,575	$310,013	$615,658	$614,084
Casegoods Group	92,111	93,057	170,393	185,853
Retail Group	52,485	49,245	104,689	101,900
VIEs/Eliminations	(16,633)	(18,948)	(31,337)	(39,595)

Consolidated	$440,538	$433,367	$859,403	$862,242

Operating income (loss)
Upholstery Group	$19,676	$12,115	$37,322	$26,884
Casegoods Group	4,412	1,703	7,351	5,340
Retail Group	(8,769)	(6,074)	(16,484)	(11,482)
Corporate and Other*	(9,338)	(7,904)	(19,378)	(14,193)
Restructuring	(1,865)	(7,817)	(1,865)	(7,817)

Consolidated	$4,116	$(7,977)	$6,946	$(1,268)

*Variable Interest Entities ("VIEs") are included in corporate and other.

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

During the first quarter of fiscal 2007, we acquired several La-Z-Boy Furniture Galleries® stores in southeast Florida that were independently owned.  We recorded goodwill of $5.8 million relating to the acquisition of this market.  This acquisition is expected to impact our consolidated net sales by less than 1.0%.

The following table summarizes the changes to goodwill and trade names during the first six months of fiscal 2007:

(Amounts in thousands)	Balance as of April 29, 2006	Acquisitions, Dispositions and Other	Balance as of October 28, 2006
Goodwill
Upholstery Group	$26,959	$--	$26,959
Retail Group	21,845	5,810	27,655
Corporate and other	8,122	--	8,122

Consolidated	$56,926	$5,810	$62,736

Trade names
Casegoods Group	$18,794	$--	$18,794

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

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $5.3 million as of October 28, 2006.

We have, on occasion, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is generally to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known specific warranty issues.

A reconciliation of the changes in our product warranty liability is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/06	10/29/05	10/28/06	10/29/05
Balance as of beginning of the period	$17,816	$19,250	$19,655	$18,688
Accruals during the period	3,574	3,907	7,007	7,628
Adjustment for discontinued operations	--	--	(956)	--
Other adjustments during the period	(1,496)	--	(2,267)	--
Settlements during the period	(3,503)	(3,652)	(7,048)	(6,811)

Balance as of the end of the period	$16,391	$19,505	$16,391	$19,505

Other adjustments of $1.5 million for the second quarter and $2.3 million for the six months ended October 28, 2007 resulted from reductions in historical claims due to improved product quality, and reductions in estimated amounts required for currently known warranty issues.

Note 11: Variable Interest Entities

Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46”), requires the “primary beneficiary” of a VIE to include the VIE’s assets, liabilities and operating results in its consolidated financial statements.   In general, a VIE is a corporation, partnership, limited-liability company, trust or any other legal structure used to conduct activities or hold assets that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests.  All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships.  We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded.  Earnings in excess of our losses are attributed to equity owners of the dealers and are recorded as minority interest.   We had three consolidated VIEs for the first quarter of fiscal 2006 and had four consolidated VIEs for the second quarter of fiscal 2006 and throughout the first half of fiscal 2007.

Our consolidated VIEs recognized $10.2 million and $7.8 million in sales, net of intercompany eliminations, in the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively.  Additionally, we recognized a net loss per share of $0.04 in the second quarter of fiscal 2007 and $0.03 in the second quarter of fiscal 2006 based on the operating results of these VIEs.  Our consolidated VIEs recognized $21.9 million and $16.4 million in sales, net of intercompany eliminations, in the six months ended October 28, 2006 and the six months ended October 29, 2005, respectively.  Additionally, we recognized a net loss per share of $0.06 in the six months ended October 28, 2006 and $0.05 in six months ended October 29, 2005 based on the operating results of these VIEs.  The VIEs had $4.9 million and $9.2 million of assets net of elimination of intercompany activity at the end of the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively.

Note 12: Pension Plans

The net periodic pension costs were as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/06	10/29/05	10/28/06	10/29/05
Service cost	$578	$780	$1,154	$1,595
Interest cost	1,338	1,174	2,676	2,395
Expected return on plan assets	(1,719)	(1,603)	(3,438)	(3,227)
Net amortization and deferral	9	88	18	381
SFAS 88 curtailment	--	730	--	730

Net periodic pension cost	$206	$1,169	$410	$1,874

We are not required to make any contributions to the defined benefit plans in fiscal year 2007, however we contributed $0.2 million to the plans during the first six months of fiscal 2007 and may make additional discretionary contributions.

Note 13: Dispositions/Acquisitions

Discontinued Operations

On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not a strategic fit with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business (about 5% of sales) to justify our continued corporate focus and resources. We sold the business for $33.2 million, including $30.0 million in cash and a $3.2 million receivable which was subsequently collected in the second quarter of fiscal 2007, recognizing a pre-tax gain in the first quarter of $2.1 million.  This disposition qualified as discontinued operations.  Accordingly, our consolidated statement of operations for the prior year has been reclassified to reflect the results of operations of this divested business as discontinued operations. The business unit was previously included in the Casegoods segment, which has also been reclassified to reflect the discontinued operations.

The results of the discontinued operations for the six months ended October and quarter and six months ended October 29, 2005 were as follows:

(Unaudited, amounts in thousands)	Second Quarter Ended 10/29/05	Six Months Ended 10/29/05	Six Months Ended 10/28/06
Sales	$21,238	$43,850	$23,345
Cost of goods sold	18,146	36,814	20,788
Selling, general and administrative expenses	2,332	5,085	2,513

Operating income	760	1,951	44
Other income (expense)	--	7	(88)

Income (loss) before income taxes	760	1,958	(44)
Income tax expense (benefit)	296	763	(17)

Income (loss) before gain on disposal of operating unit	464	1,195	(27)
Gain on disposal of operating unit (net of tax)	--	--	1,280

Income from discontinued operations (net of tax)	$464	$1,195	$1,253

In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified for fiscal 2006 and 2007.  The assets and liabilities of this operating unit were not reclassified for fiscal 2006.  They are reported in the respective categories of the consolidated balance sheet and statement of cash flows along with those of our continuing operations.

Acquisitions

In the first quarter of fiscal 2007, we acquired six stores in the southeastern Florida market.  This acquisition is expected to impact our consolidated net sales by less than 1.0%.  Pro forma sales and results of operations are not presented as they are not materially different from that of our consolidated results of operations as reported.

Note 14:  Recent Accounting Pronouncements

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, during June, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. We are currently evaluating this pronouncement to determine the impact it will have on our financial statements upon implementation. We elected not to early adopt this interpretation.

The FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We are currently in the process of determining the impact this pronouncement may have on our financial statements.

 The FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  We are currently evaluating the impact this statement will have on our consolidated financial statements and expect the adoption of SFAS No.158 will result in a $9.0 million increase in our pension liability.  The new measurement date requirement applies for fiscal years ending after December 15, 2008, however this requirement will not have an impact on our financial statements as we currently measure the funded status of our plans as of our year end date.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We have not yet determined the effect that the application of SAB No. 108 will have on our results of operations or financial condition.

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

Introduction

La-Z-Boy Incorporated is a manufacturer, marketer and retailer of upholstery products and a marketer of imported or manufactured casegoods (wood) furniture products. Our La-Z-Boy brand is the top brand in the furniture industry, one of the most preferred brands in the home, and we are the leading global producer of reclining chairs. We own 68 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 68 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 335 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.

Accounting rules require us to consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIE”). During the first quarter of fiscal 2006 we had three VIEs, operating 22 stores, consolidated into our statement of operations, and during the second quarter of fiscal 2006, we had four VIEs, operating 27 stores, consolidated into our statement of operations. We had four consolidated VIEs, operating 28 stores, throughout the first half of fiscal 2007.

On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not strategically aligned with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business to justify our continued corporate focus and resources. We sold the business for $33.2 million of which $30.0 million was cash and $3.2 million was a receivable which was subsequently collected in the 2007 second quarter. Additionally, we combined Clayton Marcus and Pennsylvania House into one operating unit reporting to our President of Casegoods. Due to this change we have moved Clayton Marcus from our Upholstery Group to our Casegoods Group. All segment data has been restated to reflect both of these changes.

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

The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores in nine markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida. The stores located in the southeastern Florida market were acquired during the first quarter of fiscal 2007. In the second quarter of fiscal 2007, we consolidated several of our warehouses into larger facilities and closed several retail locations due to poor performance. During the remainder of fiscal 2007, we plan to take the following actions to grow sales and improve the operating results for the Retail Group as well as take advantage of certain synergies between the company-owned markets as follows:

o	Relocate, convert or add stores to our New Generation format which are more productive. Our plan is to add seven stores and convert or relocate five stores during the remainder of fiscal 2007.

o	Centralize certain of our advertising and marketing functions, and take advantage of the efficiencies gained from the warehouse consolidation we completed during the second quarter of fiscal 2007.

o	Consolidate information systems and eliminate duplicative processes. We are currently in the process of consolidating our information systems into one system and expect to be completed with this process in the next 12 months.

o	We have hired an international management consulting firm to review our retail operations and work with the Retail Group to improve profitability.

o	Expand our in-home design service, which has increased the average sale per customer where employed. Currently, more than 50% of our company-owned locations have this service available.

We believe that expanding our store network will drive top-line growth as we capitalize on the opportunities presented in larger urban markets. With the further penetration in these markets we expect to gain necessary efficiencies in advertising, distribution and administration to achieve desired profitability. Currently, 37 of our company-owned stores are in the New Generation format and we expect to significantly increase this number throughout fiscal 2007. With this in mind we continue to remain optimistic about the future performance of this segment and believe this segment will be profitable within 18 months.

According to the May 2006 Top 25 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores network (“the network”) ranks as the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and Canada by opening new stores, relocating stores to better locations and converting existing stores to our New Generation store format. Slightly more than half of the 335 stores in the network—the majority of which are independently owned—are concentrated in the top 25 markets in the U.S. We will attempt to increase our market penetration over the next few years in the top 25 markets, allowing our dealers and company-owned stores to create operating efficiencies, particularly in the areas of advertising, distribution and administration. Additionally, we have an extensive La-Z-Boy in-store gallery program with 307 in-store galleries. Our other operating units, such as Kincaid, Pennsylvania House, Clayton Marcus, England and Lea, also have in-store gallery programs. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Results of Operations
Analysis of Operations: Quarter Ended October 28, 2006
(Second Quarter 2007 compared with 2006)

	Quarter ended
(Amounts in thousands, except per share amounts and percentages)	10/28/06	10/29/05	Percent change
Upholstery sales	$312,575	$310,013	0.8%
Casegoods sales	92,111	93,057	-1.0%
Retail sales	52,485	49,245	6.6%
Other/eliminations	(16,633)	(18,948)	12.2%
Consolidated sales	$440,538	$433,367	1.7%

Consolidated gross profit	$111,696	$89,287	25.1%
Consolidated gross margin	25.4%	20.6%

Consolidated S,G&A	$105,315	$97,264	8.3%
S,G&A as a percent of sales	23.9%	22.4%

Upholstery operating income	$19,676	$12,115	62.4%
Casegoods operating income	4,412	1,703	159.1%
Retail operating loss	(8,769)	(6,074)	-44.4%
Corporate and other	(9,338)	(7,904)	-18.1%
Restructuring	(1,865)	(7,817)	76.1%
Consolidated operating income (loss)	$4,116	$(7,977)	151.6%

Upholstery operating margin	6.3%	3.9%
Casegoods operating margin	4.8%	1.8%
Retail operating margin	-16.7%	-12.3%
Consolidated operating margin	0.9%	-1.8%

Income (loss) from continuing operations	$1,954	$(6,911)	128.3%

Diluted income (loss) per share from
continuing operations	$0.04	$(0.13)	130.8%

Sales

Consolidated sales increased 1.7% during the second quarter of fiscal 2007 versus the second quarter of fiscal 2006. Our Upholstery and Retail Groups increased when compared to the prior year second quarter sales, while our Casegoods Group sales declined. Sales increased 5.6% during the quarter due to the elimination of supply chain disruptions that were present in the prior year second quarter as a result of the polyurethane foam shortage. In addition, sales were positively impacted by 3.0% for price increases taken as a result of the rising cost of polyurethane foam. While this situation created an increase in sales in the current quarter, the increase was offset by lower sales to department stores resulting from department store consolidations. Department store declines accounted for approximately a 1.6% decrease in sales during the quarter. In addition to the department store sales declines, our sales were negatively impacted by other changes in volume and mix as discussed below.

Upholstery Group sales were comparable to the second quarter of fiscal 2006. The Upholstery Group benefited from a 7.8% sales increase due to the elimination of supply-chain disruptions that resulted from a polyurethane foam shortage during the second quarter of fiscal 2006. Sales price increases positively impacted our sales by 3.7%.  These increases in sales were offset by the decline in sales volume due to an overall weakness at retail. Additionally, around 2.3% of our upholstery sales decline was related to the merger of several large department stores in the past 12 months and around 2.4% of our sales decline related to a shift in mix of products.  This mix change was the result of our sales volume for less expensive models increasing while our premium products in the same category had a decline in sales volume.

Our Casegoods Group sales decreased 1.0% during the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006. The decrease in sales was primarily attributed to one operating unit within our Casegoods Group.

Retail Group sales increased 6.6% during the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006. The acquisition of the six stores in the southeastern Florida market was the main component of the sales increase for the second quarter. The Retail Group continues to be affected by the decline in sales volume due to the weak retail environment.

VIE sales increased by $2.4 million this quarter when compared to the same period of the prior year. This increase is the result of the addition of new retail locations and the conversion of existing stores to the New Generation format.

Gross Margin

Our gross profit as a percent of sales ("gross margin") increased in the second quarter of fiscal 2007 in comparison to the second quarter of fiscal 2006 due to the following:

o	The elimination of supply-chain disruptions brought on by the shortage in supply of polyurethane foam during the second quarter of fiscal 2006 caused a 1.2 percentage point increase in gross margin for the second quarter of fiscal 2007.

o	In the second quarter of fiscal 2006, a tornado severely damaged our plywood parts cutting facility in Newton, MS, which produces frame parts for our La-Z-Boy operating unit. We incurred production inefficiencies and unfavorable manufacturing variances which reduced gross margin.

o	Our sales price increases impacted our gross margin by 2.9 percentage points and our cost reduction efforts had an impact of 2.1 percentage points which enabled us to improve our gross margins in our business on less sales volume. These somewhat offset the decline in margins due to under-absorption of overhead in our plants.

o	The second quarter of fiscal 2007 was impacted by a restructuring gain totaling $0.4 million whereas the second quarter of 2006 had restructuring expense of $7.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“S,G&A”) increased $8.1 million due mainly to additional stores from our Retail Group and expansion in our VIEs. S,G&A increased as a percent of sales in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. This was attributable to:

o	The Retail Group has a higher S,G&A structure than our Upholstery and Casegoods segments. As the Retail Group grows as an overall percentage of our net sales, this overall S,G&A percentage increases as a percent of sales. The impact on the second quarter of fiscal 2007 was approximately 1.1 percentage points greater than the second quarter of fiscal 2006.

o	We incurred additional expenses in the Retail Group related to six acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as transitional costs which added to S,G&A during the second quarter of fiscal 2007.

o	The addition of new retail locations impacted our S,G&A as a percent of sales due to start-up costs without the offset of increased sales due to the timing of their opening.

o	The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) - Share-Based Payment had a $0.9 million dollar impact during the second quarter of fiscal 2007 for the expensing of stock options.

Somewhat offsetting the increase in S,G&A expense was the reduction of our warranty reserve by $1.5 million due to the change in estimates based on recent reductions in historical claims resulting from improved product quality, and changes in estimated amounts required for currently known warranty issues.

Operating Margin

Our consolidated operating margin was 0.9% for the second quarter of fiscal 2007.

The Upholstery Group operating margin increased 2.4 percentage points during the second quarter of fiscal 2007 versus the second quarter of fiscal 2006. The Upholstery Group benefited from sales price increases versus the same period last year which mainly covered our raw material price increases. Additionally, the closure of our Canadian manufacturing plant and the increase in utilizing cut and sewn fabric kits has improved our profitability in addition to other cost reduction efforts that have occurred in the past year.

Our Casegoods Group operating margin increased 3.0 percentage points during the second quarter of fiscal 2007 versus the second quarter of fiscal 2006. The significant changes that were made in the overhead structure as a result of transitioning to a primarily imported business model from a manufacturing business model have allowed us to increase our operating margin despite the reduction in sales volume.

Our Retail Group operating margin decreased by 4.4 percentage points during the second quarter of fiscal 2007 in comparison to the second quarter of fiscal 2006. Although our sales increased when compared with the prior year, we purchased, opened, relocated or converted 19 stores over the past twelve months as well as closed four stores, which increased our fixed costs and created inefficiencies during the quarter as we assimilated these changes. We anticipate that it will take 18 months to achieve profitability.

Corporate and Other operating loss increased $1.4 million during the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006. The adoption of SFAS 123(R) in the first quarter of fiscal 2007 contributed $0.9 million of stock option expense in the second quarter of fiscal 2007. Additionally, VIE losses were $0.6 million higher in the second quarter of fiscal 2007 compared to fiscal 2006.

During the second quarter of fiscal 2007, a pre-tax restructuring charge of $2.3 million, or $0.03 per share, was recorded stemming from the consolidation of retail warehouses and closure of underperforming stores. As a result we recorded contract termination costs for leases on these facilities, severance and benefits and the write-down of certain leasehold improvements in addition to other relocation costs. The expenses were somewhat offset by a pre-tax gain of $0.4 million, or $0.01 per share, relating to the sale of a property idled as part of a previous restructuring.

Interest Expense

Interest expense for the second quarter of fiscal 2007 was less than second quarter of fiscal 2006. The decrease in interest expense for the quarter is attributed to our average debt which was down $55.8 million compared to the prior year. This decrease was slightly offset by a 0.5 percentage point increase in our interest rate.

Income Taxes

Our effective tax rate was 38.0% in the second quarter of fiscal 2007 compared to 35.8% in second quarter of fiscal 2006. Our expected effective tax rate of 39.0% was reduced slightly by several smaller discrete items. The increase over the prior year is mainly attributable to the restructuring charges at our Canadian upholstery operation during the second quarter of fiscal 2006. These restructuring charges that were incurred in Canada were taxed at a lower rate.

Results of Operations Analysis of Operations:
Six Months Ended October 28, 2006
(First six months of 2007 compared with 2006)

	Six months ended
(Unaudited, amounts in thousands, except per share amounts and percentages)	10/28/06	10/29/05	Percent change
Upholstery sales	$615,658	$614,084	0.3%
Casegoods sales	170,393	185,853	-8.3%
Retail sales	104,689	101,900	2.7%
VIEs/eliminations	(31,337)	(39,595)	20.9%
Consolidated sales	$859,403	$862,242	-0.3%

Consolidated gross profit	$213,651	$191,812	11.4%
Consolidated gross margin	24.9%	22.2%

Consolidated S,G&A	$204,440	$193,080	5.9%
S,G&A as a percent of sales	23.8%	22.4%

Upholstery operating income	$37,322	$26,884	38.8%
Casegoods operating income	7,351	5,340	37.7%
Retail operating loss	(16,484)	(11,482)	-43.6%
Corporate/other	(19,378)	(14,193)	-36.5%
Restructuring	(1,865)	(7,817)	76.1%
Consolidated operating income (loss)	$6,946	$(1,268)	647.8%

Upholstery operating margin	6.1%	4.4%
Casegoods operating margin	4.3%	2.9%
Retail operating margin	-15.7%	-11.3%
Consolidated operating margin	0.8%	-0.1%

Income (loss) from continuing operations	$2,996	$(4,434)	167.6%

Diluted income (loss) per share from
continuing operations	$0.06	$(0.08)	175.0%

N/M — not meaningful
Note: Restructuring costs are included in consolidated gross profit.

Sales

Consolidated sales were comparable to the first six months of fiscal 2006. Our Upholstery Group sales increased due to the elimination of supply chain disruptions that were present in the prior year second quarter due to a polyurethane foam shortage. However, this increase in sales was offset by reductions in sales volume at several of our business units attributed to department store mergers and a weak retail environment. Retail Group sales increased 2.7% during the first half of the year as a result of the acquisition of six stores in the southeastern Florida market. Our Casegoods Group sales were down when compared to the prior year first six months due in large part to a weak retail environment attributable to weak consumer confidence.

Upholstery Group sales were comparable to the first six months of fiscal 2006. The Upholstery Group benefited by a 4.0% sales increase due to the elimination of supply-chain disruptions that resulted from a polyurethane foam shortage during the second quarter of fiscal 2006. This increase in sales was offset by the decline in sales volume due to an overall weakness at retail. Additionally, around 1.8% of our upholstery sales decline was related to the merger of several large department stores in the past 12 months.

Our Casegoods Group sales decreased 8.3% compared to the prior year first six months. The decrease in sales occurred within several of our Casegoods operating units and was primarily focused among smaller customers which have been impacted more severely in the weak retail environment.

Retail Group sales increased 2.7% when compared to the first half of fiscal 2006. The acquisition of the six stores in the southeastern Florida market generated a 5.1% sales increase during the first half of fiscal 2007. This increase in sales was slightly offset by the continuing effects of poor consumer demand in the retail industry.

Intercompany sales eliminations and sales to VIEs increased $8.3 million, net, during the first six months of fiscal 2007 when compared to the first six months of fiscal 2006. The majority of this increase was attributable to a $5.5 million increase in VIE sales. The VIE sales increase is related to additional stores that were opened and the conversion of existing stores to the New Generation format.

Gross Margin

Gross margin increased during the first six months of fiscal 2007 in comparison to the prior year first six months due to the following:

o	Our La-Z-Boy Furniture Galleries® stores are a larger part of our consolidated results in fiscal 2007, and since retail sales generally carry a higher gross margin than our manufacturing units it had a more significant impact than in fiscal 2006.

o	The elimination of supply-chain disruptions brought on by the shortage in supply of polyurethane foam during the second quarter of fiscal 2006 caused a 0.6% increase in gross margin for the first six months of fiscal 2007.

o	In fiscal 2006, a tornado severely damaged our plywood parts cutting facility in Newton, MS, which produces frame parts for our La-Z-Boy operating unit. We incurred production inefficiencies and unfavorable manufacturing variances which reduced gross margin slightly for the first six months of fiscal 2006.

o	The first six months of fiscal 2007 were impacted by a restructuring gain totaling $0.4 million whereas the first six months of 2006 had restructuring expense of $7.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) increased in dollar amount and as a percent of sales in fiscal 2007 compared to the prior year. Our increase in S,G&A expense as a percent of sales was due to the fixed nature of many S,G&A expenses and combined with the reduction in sales volume as a result of a soft retail market. The higher level of S,G&A in dollars was mainly attributable to:

o	We incurred additional expenses in the Retail Group related to six acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as transitional costs which added to S,G&A for the first six months of fiscal 2007.

o	The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment had a $1.5 million dollar impact during the first six months of fiscal 2007 for the expensing of stock options.

o	Gains recognized in S,G&A in the prior year on long-lived assets that we sold, were $1.1 million higher than the same period of the current year.

Somewhat offsetting these increases in S,G&A was a reduction of our warranty reserve by $2.3 million due to the changes in estimates based on recent reductions in historical claims resulting from improved product quality, and changes in estimated amounts required for currently known warranty issues.

Operating Margin

Our consolidated operating margin was 0.8% for the first six months of fiscal 2007 and included 0.2 percentage points of restructuring charges. Operating margin for the prior year six months was (0.1)% and included 0.9 percentage points of restructuring charges.

The Upholstery Group operating margin increased 1.7 percentage points for the first six months of fiscal 2007 over the prior year due to higher sales volume and better efficiencies related to the elimination of supply chain disruptions that occurred in the second quarter of fiscal 2006 as a result of polyurethane foam shortages. The Upholstery group benefited from selling price increases since the same period last year. This increase was somewhat offset by the effects of soft retail conditions.

Our Casegoods Group operating margin increased 1.4 percentage points during the first half of fiscal 2007 versus the first half of fiscal 2006. The significant changes that were made in the overhead structure as a result of transitioning to a primarily imported business model from a manufacturing based business model have allowed us to increase our operating margin despite the reduction in sales volume.

Our Retail Group operating margin decreased by 4.4 percentage points during the first six months of fiscal 2007 in comparison to the first six months of fiscal 2006. The decrease in operating profit was due in part to a decrease in same store sales volume and an increase in occupancy and selling costs. Our retail operating results for the first six months of fiscal 2007 were below our expectations, and we anticipate that it will take about 18 months to turn around these under-performing stores.

Corporate and Other operating loss increased $5.2 million during the first six months of fiscal 2007 when compared to the first six months of fiscal 2006. Gains recognized in S,G&A in the prior year on long-lived assets that we sold were $1.1 million higher than the same period of the current year. The adoption of SFAS 123(R) in the first quarter of fiscal 2007 contributed $1.5 million of stock option expense in the first half of fiscal 2007.

Interest Expense

Interest expense for the first half of fiscal 2007 was less than the first half of fiscal 2006. The decrease in interest expense was due to our weighted average debt being down $51.1 million for the first six months of the current year when compared to the same period last year. This decrease was slightly offset by a 0.5 percentage point increase in our interest rate.

Income Taxes

Our effective tax rate was 26.4% in the first six months of fiscal 2007 compared to 34.8% in fiscal 2006. The fiscal 2007 expected effective tax rate of 39.0% was reduced by a change in Canadian tax law during the first quarter of fiscal 2007, which increased the carry-forward period for net operating losses from ten years to twenty years.  This change enabled us to reduce our tax valuation reserve for our Canadian net operating losses, which impacted our effective tax rate.  The fiscal 2006 effective tax rate was impacted by the restructuring charges at our Canadian upholstery operation during the second quarter of fiscal 2006.  These restructuring charges that were incurred in Canada were taxed at a lower rate.

Discontinued Operations

In July, 2006, the Board of Directors approved the divestiture of our American of Martinsville operating unit, which was included in our Casegoods segment. The activity of this division was reported as a discontinued operation in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

Our total assets at the end of the second quarter of fiscal 2007 decreased $31.2 million compared to the end of fiscal 2006. A large portion of that change related to the sale of our American of Martinsville operating unit. The cash generated as a result of this sale was used to reduce debt.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for the first half of fiscal 2007 were $15.0 million compared to $14.3 million during the first half of fiscal 2006. During the first quarter of fiscal 2007 we exercised a $3.0 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be about $28 to $32 million in fiscal 2007. As of the end of the second quarter of fiscal 2007, we had unused lines of credit and commitments of $229.1 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

	Six Months Ended
Cash Flows Provided From (Used For) (Amounts in thousands)	10/28/06	10/29/05
Operating activities
Net income, depreciation and deferred taxes	$11,372	$5,679

Gain on sale of discontinued operations (net of tax)	(1,280)	--
Restructuring	1,865	7,817
Working capital and other	(39,472)	5,300

Cash provided from (used for) operating activities	(27,515)	18,796

Investing activities	42,547	(21,356)

Financing activities
Repurchase of common stock	(6,947)	(10,889)
Net increase (decrease) in debt	(5)	18
Other financing activities and exchange rate changes	(11,640)	(9,237)

Net decrease in cash and cash equivalents	$(3,560)	$(22,668)

Operating Activities

During the first half of fiscal 2007, net cash used in operating activities was $27.5 million, whereas $18.8 million was provided by operating activities in the first half of fiscal 2006. The decrease in 2007 operating cash flows was due mainly to an increase in inventory of $17.1 million. The increase in inventory was due to the buildup of finished goods for our Fall selling season.

Investing Activities

During the first half of fiscal 2007, net cash provided by investing activities was $42.5 million, whereas $21.4 million was used in investing activities during the first half of fiscal 2006. The increase in cash provided by investing activities in fiscal 2007 was primarily due to the $33.2 million in proceeds received for the sale of our operating unit American of Martinsville. Additionally, $25.0 million in proceeds was generated by the sale of six properties. Three of the properties involved a sale-leaseback transaction which we entered into with a third party. These increases in cash flow were somewhat offset by $15.0 million in capital expenditures.

Financing Activities

Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $18.6 million of cash in financing activities in the first half of fiscal 2007 compared to $20.3 million of cash used in financing activities during the first half of fiscal 2006. This decrease was primarily attributable to lower stock repurchases during the first six months of fiscal 2007.

Our debt-to-capitalization ratio was 27.2% at October 28, 2006, 26.5% at April 29, 2006, and 31.1% at October 29, 2005.

On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and, subsequent to October 1987, 22.0 million additional shares were added to this plan for repurchase. As of October 28, 2006, 5.4 million additional shares could be purchased pursuant to this authorization. The company purchased 0.3 million shares during the second quarter of fiscal 2007.

There were no material changes to our contractual obligations table during the first half of fiscal 2007. We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $5.3 million. Of this, $2.4 million will expire within one year, $2.4 million in one to three years and $0.5 million in four to five years. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the second quarter of fiscal 2007, we had $56.2 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Restructuring

In the second quarter of fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed.  Approximately 30 jobs were eliminated as a result of these closures.  We recorded pre-tax restructuring charges of $2.3 million or $0.03 per share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred.   These costs were reported as a component of Selling, General and Administrative costs.  The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Offsetting these expenses during the quarter was a pre-tax gain of $0.4 million or $0.01 per share relating to the sale of a property idled as part of a previous restructuring.  This gain was recorded as a component of cost of sales.

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in other upholstery facilities.   Approximately 413 jobs were eliminated as a result of this closure.   During fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.  Severance costs and other costs for this restructuring were expensed in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and  SFAS No. 146.  The write-down was accounted for in accordance with SFAS No. 144. We expect to dispose of this facility by sale.

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

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. For the options granted in the second quarter of fiscal 2007, expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures were estimated at the date of grant based on historical experience.

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. In accordance with APB Opinion No. 25, there was no stock-based compensation expense recognized related to employee stock options during the second quarter of fiscal 2006.

Stock-based compensation expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the second quarter of fiscal 2007 was $0.9 million, which reduced net income by $0.6 million and earnings per share by $0.01 for the quarter. Stock-based compensation expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the first six months of fiscal 2007 was $1.5 million, which reduced net income by $0.9 million and earnings per share by $0.02 for the first half of the year. As of October 28, 2006, there was $4.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 3.0 years.

Regulatory Developments

The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. The Dispute Settlement Body of the World Trade Organization (“WTO”) ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for tariffs collected on imports entered into the United States after September 30, 2007.

According to CBP, as of October 1, 2005, approximately $117 million in antidumping duty cash deposits had been collected and were potentially available for distribution under CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. These funds are subject to adjustment, as the amount of the actual duties is determined retrospectively for those imports that are subject to annual administrative reviews conducted by the U.S. Department of Commerce. Further, certain importers and Chinese producers have appealed the initial findings of the anti-dumping order to the U.S. Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of duties ultimately available for distribution. The tariffs attributable to importers and Chinese producers whose imports are subject to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amount ultimately available for distribution in this case during calendar 2006 will depend on the amount of duties on customs entries that CBP has liquidated by September 30, 2006 (i.e., that are not subject to administrative reviews and pending legal appeals). Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other domestic producers requesting distribution for the relevant time periods under CDSOA. Our percentage allocation for payments received in calendar 2005 was approximately 20%. The payments received in calendar 2005 were immaterial in total dollars. The percentage allocation included our American of Martinsville division. Although we sold the division during the first quarter of fiscal 2007, we have retained certain rights to payments received by the division subsequent to the sale. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in fiscal 2007 or thereafter under CDSOA. Moreover, in two cases decided in 2006, the U.S. Court of International Trade has held unconstitutional CDSOA’s requirement that a company that is not a petitioner must indicate its support for an antidumping petition in order to be eligible for a distribution of duties. In Chez Sidney, L.L.C. v. United States, the Court did not reach the questions of whether the support requirement is severable and the appropriate remedy, but it is possible that the Court could rule that the entire statute is unconstitutional and prohibit further distributions. In SKF USA v. United States, the Court also did not find the entire statute to be unconstitutional, but instead ordered CBP and the U.S. International Trade Commission to reconsider the plaintiff’s eligibility under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

Recent Accounting Pronouncements

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, during June, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. We are currently evaluating this pronouncement to determine the impact it will have on our financial statements upon implementation. We elected not to early adopt this interpretation.

The FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We are currently in the process of determining the impact this pronouncement may have on our financial statements.

 The FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.  We are currently evaluating the impact this statement will have on our consolidated financial statements and expect the adoption of SFAS No.158 will result in a $9.0 million increase in our pension liability.  The new measurement date requirement applies for fiscal years ending after December 15, 2008, however this requirement will not have an impact on our financial statements as we currently measure the funded status of our plans as of our year end date.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We have not yet determined the effect that the application of SAB No. 108 will have on our results of operations or financial condition.

Business Outlook

Although we have made strides in our wholesale divisions from a margin perspective, the volatility of the retail climate continues to concern us. For the fiscal 2007 third quarter, we expect sales to be down in the mid-single-digit range compared with last year’s third quarter sales of $477 million and we expect earnings per share to be in the range of $0.06 to $0.10, including up to a $0.01 per share charge for stock option expense, compared with last year’s third-quarter earnings per share of $0.20, including $0.01 in restructuring charges and $0.01 of discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $150 million revolving credit facility under which we had no borrowings at October 28, 2006. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2007 based upon the current  levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time though at October 28, 2006, we had no foreign exchange forward contracts outstanding. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future.  We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2007.

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

There was no change in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the second quarter of fiscal 2007.  Our risk factors are disclosed in our Form 10-K for the year ended April 29, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2007, we sold shares of our common stock to our non-employee directors pursuant to our Restricted Stock Plan for Non-Employee Directors without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of the Act. In accordance with the terms of the plan, we sold these shares to our non-employee directors upon their acceptance of awards granted to them to purchase shares at 25% of their fair market value on the date of grant. The following table shows the date of these sales, the number of shares sold, and the per share and aggregate sales price.

Date of Sale	Number of Shares Sold	Per Share Price	Aggregate Price
August 2006	19,000	$3.315	$62,985

Our Board of Directors has authorized the repurchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for repurchase. As of October 28, 2006, 5.4 million additional shares could be purchased pursuant to this authorization. With the cash flows we anticipate generating in fiscal 2007 we will be opportunistic in repurchasing company stock but we have no commitments for repurchases. The following table summarizes our repurchases of company stock during the period covered by this report:

(Amounts in thousands except per share data)	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of the publicly announced repurchase program	Maximum number of shares that may yet be purchased
Fiscal August (July 30 - September 2)	251	$12.98	251	5,353
Fiscal September (September 3 - September 30)	--	--	--	--
Fiscal October (October 1 - October 28)	--	--	--	--

Fiscal Second Quarter of 2007	251	$12.98	251	5,353

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on August 16, 2006. The shareholders elected three directors for three-year terms expiring in 2009 and ratified the selection of the independent registered public accounting firm for fiscal year 2007.

Proposal Election of Directors:	Shares Voted In Favor	Percent Shares In Favor	Shares Withheld

John H. Foss	42,966,339	98.58%	620,585
Richard M. Gabrys	42,946,581	98.54%	640,343
Nido R. Qubein	42,353,643	97.18%	1,233,281

Proposal	Shares Voted In Favor	Shares Voted Against	Shares Abstained

Ratify the selection of the independent registered public accounting firm for FYE 2007	43,353,676	117,948	115,300

ITEM 6. EXHIBITS

Exhibit Number	Description
(31)	Certifications of Executive Officers pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(99.1)	Press Release dated November 14, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: November 14, 2006

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

Date: November 14, 2006	/s/ Kurt L. Darrow Kurt L. Darrow Chief Executive Officer

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

Date: November 14, 2006	/s/ Louis M. Riccio, Jr. Louis M. Riccio, Jr. Chief Financial Officer

EXHIBIT (32)

CERTIFICATION OF EXECUTIVE OFFICERS*

Pursuant to 18 U.S.C. section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the “Company”) hereby certifies, to such officer’s knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2006 (the “Report”) fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow
Kurt L. Darrow
President and Chief Executive Officer
November 14, 2006

/s/ Louis M. Riccio, Jr.
Louis M. Riccio, Jr.
Senior Vice President and Chief Financial Officer
November 14, 2006

*The foregoing certification is being furnished solely pursuant to 18 U.S.C. section 1350 and is not being filed as part of the Report or as a separate disclosure document.

EXHIBIT (99.1)

NEWS RELEASE

Contact: Mark Stegeman	(734) 241-4418	mark.stegeman@la-z-boy.com

LA-Z-BOY REPORTS SECOND -QUARTER OPERATING RESULTS

MONROE, MI. November 14, 2006—La-Z-Boy Incorporated (NYSE, PCX: LZB) today reported its operating results for the 2007 second fiscal quarter ended October 28, 2006. Net sales for the quarter were $440.5 million, up 2%, compared with the prior-year period. Net income for the quarter was $2.0 million, or $0.04 per share, versus a loss of $6.4 million, or a $0.12 loss per share, in last year’s second quarter. Results for the fiscal 2007 second quarter included a $0.01 per share charge for stock option expense and $0.02 per share in restructuring charges. Last year’s second quarter included an after-tax restructuring charge of $0.10 per share related to the closure of the company’s Waterloo, Ontario upholstery facility and $0.01 per share in income from discontinued operations.

Kurt L. Darrow, President and CEO, said, “We were challenged with sales volume this quarter which was reflective of recent trends in furniture demand throughout the broader industry. We continue, however, to be encouraged by our ability to improve wholesale margins on essentially flat volume during what continues to be a difficult period. Our focus remains on our efforts to improve the performance of our company-owned proprietary store system and, this quarter, we took a number of the necessary steps to move in that direction. Additionally, we are working to leverage the unparalleled strength of the La-Z-Boy brand and strategically position ourselves for the future.

Upholstery

For the fiscal 2007 second quarter, upholstery sales increased 0.8% compared with the prior-year period while the operating margin improved year over year from 3.9% to 6.3%. Darrow stated, “We continue to improve our cost structure through increased global sourcing, cost containment and the conversion of our facilities to the cellular production process. A substantial part of our operating margin improvement this quarter demonstrates the success of these initiatives. Paramount to our service and value proposition is the ability to deliver custom furniture quickly and, today, approximately 45% of our orders flow through our system within a three-week timeframe and our objective is to deliver 100% of custom orders in four weeks or less. Going forward, in addition to a focus on customization and speed, we will work to broaden our distribution and further strengthen the La-Z-Boy Furniture Galleries® store system.”

For the quarter, the La-Z-Boy Furniture Galleries® store system, which includes both company-owned and independent-licensed stores, opened four new stores, relocated and/or remodeled eight and closed three, bringing the total store count to 335, of which 171 are in the New Generation format. Darrow noted, “We are on track to open, relocate or remodel approximately 50 New Generation stores in the overall network in fiscal 2007 and plan to add eight new stores to the system in the third quarter, relocate or convert nine and close two.”

System-wide, for the third calendar quarter, including company-owned and independent-licensed stores, same-store written sales, which the company tracks as an indicator of retail activity, were down 3.2% and total sales, which includes new stores, decreased 0.8%.

Casegoods

In the second quarter, casegoods sales were $92.1 million, down 1.0% from last year’s second quarter. The segment’s operating margin was 4.8%, up from last year’s margin of 1.8%. Darrow stated, “We saw a rebound in sales from this year’s first quarter. Compared with last year’s second quarter, on slightly lower volume, we improved our operating profit by $2.7 million as a result of the successful conversion to primarily an import model where we have a much greater variable cost structure. Looking ahead, we will maintain our focus on the continued improvement of our cost structure and service levels to customers.”

Retail

For the quarter, retail sales were $52.5 million compared with $49.2 million in last year’s second quarter. On an operating basis, the segment incurred a loss, primarily the result of the sluggish retail environment, inefficiencies related to transitional issues and the current fixed cost structure relative to volume.

Darrow commented, “We made numerous changes to our retail operation this quarter. We opened three new stores, relocated two and exited the Rochester, New York market, by closing two stores. We also consolidated six warehouses into two large regional distribution centers. Additionally, in the Northeast region, we rolled out an enhanced operating system which will enable us to better manage our business while reducing redundancies and costs. Although there were various one-time expenses associated with these moves, we are confident they will drive meaningful improvement in our operating efficiency.”

Darrow added, “Our emphasis will continue to be on improving our cost structure, particularly in the markets we acquired over the past 18 months. We also have the ability to strengthen our gross margin performance now that we are through a number of closing and clearance sales at the older stores. And, we are focused on increasing the system’s volume through greater penetration of the markets in which we operate – both through additional stores and the relocation and conversion to stores in the New Generation format. In fiscal 2007, we plan to open, remodel and/or relocate 20 company-owned stores, bringing the total number of stores in the new format to 49, representing 70% of the 70 stores we plan to have in our system at year end.

La-Z-Boy Incorporated owns 68 stores, including 37 in the New Generation format. For the third quarter, the company plans to add seven New Generation stores to its retail segment: four brand new stores and three relocations/conversions.

Restructuring

During the quarter, a pre-tax restructuring charge of $2.3 million, or $0.03 per share, was recorded stemming from the consolidation of retail warehouses, store closings and related contract termination costs for leases on these facilities, severance and benefits and the write-down of certain leasehold improvements in addition to other relocation costs.

Balance Sheet

Darrow noted, “For the quarter, our debt-to-capitalization ratio stood at 27.2%, a slight increase from fiscal 2006 year end’s ratio of 26.5%. We repurchased approximately 250,000 shares during the quarter at an average price of $12.98, leaving us with approximately 5.4 million shares remaining in our program.”

Business Outlook

Commenting on the company’s business outlook, Darrow noted: “Although we have made strides in our wholesale divisions from a margin perspective, the volatility of the retail climate continues to concern us. For the fiscal 2007 third quarter, we expect sales to be down in the mid-single-digit range compared with last year’s third quarter sales of $477 million and we expect earnings per share to be in the range of $0.06 to $0.10, including up to a $0.01 per share charge for stock option expense. In last year’s third-quarter, we reported earnings per share of $0.20, which included $0.01 per share in restructuring charges and $0.01 per share of discontinued operations.”

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

The corporation’s proprietary distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 335 stand-alone La-Z-Boy Furniture Galleries® stores and 307 La-Z-Boy In-Store Galleries, in addition to in-store gallery programs at the company’s Kincaid, Pennsylvania House, Clayton Marcus, England and Lea operating units. According to industry trade publication In Furniture, the La-Z-Boy Furniture Galleries retail network is North America’s largest single-brand furniture retailer. Additional information is available at http://www.la-z-boy.com/.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Second Quarter Ended
			% Over	Percent of Sales
	10/28/06	10/29/05	(Under)	10/28/06	10/29/05
Sales	$440,538	$433,367	1.7%	100.0. %	100.0%

Cost of sales
Cost of goods sold	329,242	336,263	-2.1%	74.7%	77.6%
Restructuring	(400)	7,817	-105.1%	-0.1%	1.8%

Total cost of sales	328,842	344,080	-4.4%	74.6%	79.4%

Gross profit	111,696	89,287	25.1%	25.4%	20.6%
Selling, general and administrative	105,315	97,264	8.3%	23.9%	22.4%
Restructuring	2,265	--	N/M	0.5%	--

Operating income (loss)	4,116	(7,977)	151.6%	0.9%	-1.8%
Interest expense	2,614	3,090	-15.4%	0.6%	0.7%
Other income, net	1,649	294	460.9%	0.4%	0.1%

Income (loss) from continuing operations before income taxes	3,151	(10,773)	129.2%	0.7%	-2.5%
Income tax expense (benefit)	1,197	(3,862)	131.0%	38.0%*	35.8%*

Income (loss) from continuing operations	1,954	(6,911)	128.3%	0.4%	-1.6%
Income from discontinued operations (net of tax)	--	464	-100.0%	--	0.1%

Net income (loss)	$1,954	$(6,447)	130.3%	0.4%	-1.5%

Basic average shares	51,373	51,655

Basic income (loss) from continuing operations per share	$0.04	$(0.13)
Discontinued operations (net of tax)	$--	$0.01

Basic net income (loss) per share	$0.04	$(0.12)

Diluted average shares	51,639	51,655

Diluted income (loss) from continuing operations per share	$0.04	$(0.13)
Discontinued operations (net of tax)	$--	$0.01

Diluted net income (loss) per share	$0.04	$(0.12)

Dividends paid per share	$0.12	$0.11

*As a percent of pretax income, not sales.
N/M = not meaningful

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Six Months Ended
			% Over	Percent of Sales
	10/28/06	10/29/05	(Under)	10/28/06	10/29/05
Sales	$859,403	$862,242	-0.3%	100.0%	100.0%

Cost of sales
Cost of goods sold	646,152	662,613	-2.5%	75.2%	76.8%
Restructuring	(400)	7,817	-105.1%	--	0.9%

Total cost of sales	645,752	670,430	-3.7%	75.1%	77.8%

Gross profit	213,651	191,812	11.4%	24.9%	22.2%
Selling, general and administrative	204,440	193,080	5.9%	23.8%	22.4%
Restructuring	2,265	--	N/M	0.3%	--

Operating income (loss)	6,946	(1,268)	647.8%	0.8%	-0.1%
Interest expense	5,140	5,831	-11.9%	0.6%	0.7%
Other income, net	2,267	303	648.2%	0.3%	--

Income (loss) from continuing operations before income taxes	4,073	(6,796)	159.9%	0.5%	-0.8%
Income tax expense (benefit)	1,077	(2,362)	145.6%	26.4%*	34.8%*

Income (loss) from continuing operations	2,996	(4,434)	167.6%	0.3%	-0.5%
Income from discontinued operations (net of tax)	1,253	1,195	4.9%	0.1%	0.1%

Net income (loss)	$4,249	$(3,239)	231.2%	0.5%	-0.4%

Basic average shares	51,580	51,892

Basic income (loss) from continuing operations per share	$0.06	$(0.08)
Discontinued operations (net of tax)	$0.02	$0.02

Basic net income (loss) per share	$0.08	$(0.06)

Diluted average shares	51,806	51,892

Diluted income (loss) from continuing operations per share	$0.06	$(0.08)
Discontinued operations (net of tax)	$0.02	$0.02

Diluted net income (loss) per share	$0.08	$(0.06)

Dividends paid per share	$0.24	$0.22

*As a percent of pretax income, not sales.
N/M = not meaningful

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	10/28/06	10/29/05	Dollars	Percent	4/29/06
Current assets
Cash and equivalents	$20,529	$15,037	$5,492	36.5%	$24,089
Receivables, net	253,519	258,518	(4,999)	-1.9%	270,578
Inventories, net	237,885	267,320	(29,435)	-11.0%	238,826
Deferred income taxes	32,339	27,247	5,092	18.7%	27,276
Other current assets	29,076	30,676	(1,600)	-5.2%	23,790

Total current assets	573,348	598,798	(25,450)	-4.3%	584,559
Property, plant and equipment, net	204,904	214,552	(9,648)	-4.5%	209,986
Goodwill	62,736	79,770	(17,034)	-21.4%	56,926
Trade names	18,794	18,794	--	--	18,794
Other long-term assets	80,166	84,214	(4,048)	-4.8%	100,909

Total assets	$939,948	$996,128	$(56,180)	-5.6%	$971,174

Current liabilities
Short-term borrowings	$35,000	$30,835	$4,165	13.5%	$8,000
Current portion of long-term
debt	3,295	1,965	1,330	67.7%	2,844
Accounts payable	72,308	73,397	(1,089)	-1.5%	85,561
Accrued expenses and other
current liabilities	114,762	130,154	(15,392)	-11.8%	128,112

Total current liabilities	225,365	236,351	(10,986)	-4.6%	224,517
Long-term debt	147,799	194,533	(46,734)	-24.0%	173,368
Deferred income taxes	12,845	4,599	8,246	179.3%	14,548
Other long-term liabilities	54,920	56,361	(1,441)	-2.6%	48,396
Contingencies and commitments	--	--	--	--	--
Shareholders' equity
Common shares, $1 par value	51,364	51,637	(273)	-0.5%	51,782
Capital in excess of par value	206,145	211,838	(5,693)	-2.7%	210,826
Retained earnings	236,635	254,855	(18,220)	-7.1%	246,387
Unearned compensation	--	(3,534)	3,534	100.0%	(3,083)
Accumulated other comprehensive income (loss)	4,875	(10,512)	15,387	146.4%	4,433

Total shareholders' equity	499,019	504,284	(5,265)	-1.0%	510,345

Total liabilities and
shareholders' equity	$939,948	$996,128	$(56,180)	-5.6%	$971,174

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Second Quarter Ended		Six Months Ended
	10/28/06	10/29/05	10/28/06	10/29/05
Cash flows from operating activities
Net income (loss)	$1,954	$(6,447)	$4,249	$(3,239)
Adjustments to reconcile net income (loss) to
cash provided by (used for) operating activities
Gain on sale of discontinued operations (net of tax)	--	--	(1,280)	--
Restructuring	1,865	7,817	1,865	7,817
Change in allowance for doubtful accounts	592	(1,589)	867	(740)
Depreciation and amortization	6,809	7,178	13,889	14,176
Stock option and restricted stock expense	1,861	--	2,732	--
Change in receivables	(23,177)	(4,703)	(1,005)	29,290
Change in inventories	873	(2,581)	(17,117)	(3,362)
Change in payables	(2,060)	4,055	(9,379)	(9,904)
Change in other assets and liabilities	(8,623)	(2,683)	(15,570)	(9,984)
Change in deferred taxes	(3,110)	(2,020)	(6,766)	(5,258)

Total adjustments	(24,970)	5,474	(31,764)	22,035

Net cash provided by (used for) operating activities	(23,016)	(973)	(27,515)	18,796

Cash flows from investing activities
Proceeds from disposals of assets	3,633	7,718	24,962	7,720
Proceeds from sale of discontinued operations	3,184	--	33,166	--
Capital expenditures	(5,767)	(7,570)	(15,010)	(14,283)
Purchases of investments	(2,760)	(3,622)	(8,392)	(15,560)
Proceeds from sales of investments	2,320	1,925	8,017	4,068
Change in other long-term assets	(701)	(1,236)	(196)	(3,301)

Net cash provided by (used for) investing activities	(91)	(2,785)	42,547	(21,356)

Cash flows provided by (used for) financing activities
Proceeds from debt	56,276	26,058	78,675	72,137
Payments on debt	(31,266)	(18,214)	(78,680)	(72,119)
Stock issued for stock and employee benefit plans	(342)	1,045	766	2,045
Repurchases of common stock	(3,261)	(3,642)	(6,947)	(10,889)
Dividends paid	(6,213)	(5,714)	(12,462)	(11,472)

Net cash provided by (used for) financing activities	15,194	(467)	(18,648)	(20,298)

Effect of exchange rate changes on cash and
equivalents	49	251	56	190

Change in cash and equivalents	(7,864)	(3,974)	(3,560)	(22,668)
Cash and equivalents at beginning of period	28,393	19,011	24,089	37,705

Cash and equivalents at end of period	$20,529	$15,037	$20,529	$15,037

Cash paid (net of refunds) during period - income taxes	$16,889	$7,224	$17,097	$1,591

Cash paid during period - interest	$1,748	$2,088	$4,660	$5,310

LA-Z-BOY INCORPORATED
SEGMENT INFORMATION
(Unaudited, amounts in thousands)

	Second Quarter Ended		Six Months Ended
	10/28/06	10/29/05	10/28/06	10/29/05
Sales
Upholstery Group	$312,575	$310,013	$615,658	$614,084
Casegoods Group	92,111	93,057	170,393	185,853
Retail Group	52,485	49,245	104,689	101,900
VIEs/Eliminations	(16,633)	(18,948)	(31,337)	(39,595)

Consolidated	$440,538	$433,367	$859,403	$862,242

Operating income (loss)
Upholstery Group	$19,676	$12,115	$37,322	$26,884
Casegoods Group	4,412	1,703	7,351	5,340
Retail Group	(8,769)	(6,074)	(16,484)	(11,482)
Corporate and Other*	(9,338)	(7,904)	(19,378)	(14,193)
Restructuring	(1,865)	(7,817)	(1,865)	(7,817)

Consolidated	$4,116	$(7,977)	$6,946	$(1,268)

*Variable Interest Entities ("VIEs") are included in corporate and other.