Form 10-Q/A
period 2006-10-28
LA-Z-BOY INC
filed 2007-02-13
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q/A

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

Explanatory Note:

The registrant hereby amends Item 2 of Part II of its Quarterly Report on Form 10-Q for the quarterly period ended October 28, 2006 to read in its entirety as set forth below.

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

Date of Sale	Number of Shares Sold	Per Share Price	Aggregate Price
August 2006	19,000	$3.315	$62,985
September 2006	2,000	$3.315	$6,630

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

(Amounts in thousands except per share data)	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of the publicly announced repurchase program	Maximum number of shares that may yet be purchased
Fiscal August (July 30 - September 2)	251	$12.98	251	5,353
Fiscal September (September 3 - September 30)	--	--	--	5,353
Fiscal October (October 1 - October 28)	--	--	--	5,353

Fiscal Second Quarter of 2007	251	$12.98	251	5,353

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED —————————————— (Registrant)

Date: February 13, 2007

BY: /s/ Mark Copping —————————————— Mark Copping Corporate Controller On behalf of the registrant and as Chief Accounting Officer