Form 10-Q
period 2007-01-27
LA-Z-BOY INC
filed 2007-02-13
CIK 57131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED January 27, 2007 COMMISSION FILE NUMBER 1-9656

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

                                          Yes                                                             No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

                       Class                                                                         Outstanding at January 27, 2007
Common Shares, $1.00 par value                                                                    51,372,312

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2007

TABLE OF CONTENTS

Page Number(s)
PART I Financial Information
Item 1. Financial Statements
Consolidated Statement of Operations	3-4
Consolidated Balance Sheet	5
Consolidated Statement of Cash Flows	6
Consolidated Statement of Changes in Shareholders’ Equity	7
Notes to Consolidated Financial Statements
Note 1. Basis of Presentation	8
Note 2. Interim Results	8
Note 3. Reclassification	8
Note 4. Stock-Based Compensation	8-11
Note 5. Earnings per Share	12
Note 6. Inventories	12
Note 7. Restructuring	13
Note 8. Segment Information	14-15
Note 9. Goodwill and Other Intangible Assets	16
Note 10. Financial Guarantees and Product Warranties	16-17
Note 11. Variable Interest Entities	17
Note 12. Pension Plans	18
Note 13. Dispositions/Acquisitions	18-19
Note 14. Income from Continued Dumping and Subsidy Offset Act	19
Note 15. Recent Accounting Pronouncements	20

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Cautionary Statement Concerning Forward-Looking Statements	21
Introduction	21-23
Results of Operations	24-29
Liquidity and Capital Resources	29-31
Critical Accounting Policies	32
Stock-Based Compensation	32
Regulatory Developments	32-33
Recent Accounting Pronouncements	33
Business Outlook	33-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II Other Information
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 5. Other Information	36
Item 6. Exhibits	36

Signature Page	37

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Third Quarter Ended
			% Over	Percent of Sales
	1/27/07	1/28/06	(Under)	1/27/07	1/28/06
Sales	$403,874	$446,614	-9.6%	100.0%	100.0%

Cost of sales
Cost of goods sold	291,225	331,684	-12.2%	72.1%	74.3%
Restructuring	--	594	-100.0%	--	0.1%

Total cost of sales	291,225	332,278	-12.4%	72.1%	74.4%

Gross profit	112,649	114,336	-1.5%	27.9%	25.6%
Selling, general and administrative	100,704	96,648	4.2%	24.9%	21.6%
Restructuring	2,855	--	N/M	0.7%	--

Operating income	9,090	17,688	-48.6%	2.3%	4.0%
Interest expense	2,750	2,965	-7.3%	0.7%	0.7%
Income from Continued Dumping and Subsidy Offset Act, net	3,430	--	N/M	0.8%	--
Other income, net	1,998	1,390	43.7%	0.5%	0.3%

Income from continuing operations before income taxes	11,768	16,113	-27.0%	2.9%	3.6%
Income tax expense	4,823	6,132	-21.3%	41.0%*	38.1%*

Income from continuing operations	6,945	9,981	-30.4%	1.7%	2.2%
Income (loss) from discontinued operations (net of tax)	(14,766)	487	N/M	-3.7%	0.1%

Net income (loss)	$(7,821)	$10,468	-174.7%	-1.9%	2.3%

Basic average shares	51,367	51,673

Basic income from continuing operations per share	$0.14	$0.19
Discontinued operations (net of tax)	$(0.29)	$0.01

Basic net income (loss) per share	$(0.15)	$0.20

Diluted average shares	51,609	51,857

Diluted income from continuing operations per share	$0.13	$0.19
Discontinued operations (net of tax)	$(0.28)	$0.01

Diluted net income (loss) per share	$(0.15)	$0.20

Dividends paid per share	$0.12	$0.11

*As a percent of pretax income, not sales.
N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share data)

	Nine Months Ended
			% Over	Percent of Sales
	1/27/07	1/28/06	(Under)	1/27/07	1/28/06
Sales	$1,210,353	$1,245,636	-2.8%	100.0%	100.0%

Cost of sales
Cost of goods sold	893,431	941,684	-5.1%	73.8%	75.6%
Restructuring	(400)	8,411	-104.8%	--	0.7%

Total cost of sales	893,031	950,095	-6.0%	73.8%	76.3%

Gross profit	317,322	295,541	7.4%	26.2%	23.7%
Selling, general and administrative	294,098	277,488	6.0%	24.3%	22.3%
Restructuring	5,120	--	N/M	0.4%	--

Operating income	18,104	18,053	0.3%	1.5%	1.4%
Interest expense	7,890	8,796	-10.3%	0.7%	0.7%
Income from Continued Dumping and Subsidy Offset Act, net	3,430	--	N/M	0.3%	--
Other income, net	3,487	1,953	78.5%	0.3%	0.2%

Income from continuing operations before income taxes	17,131	11,210	52.8%	1.4%	0.9%
Income tax expense	6,348	4,423	43.5%	37.1%*	39.5%*

Income from continuing operations	10,783	6,787	58.9%	0.9%	0.5%
Income (loss) from discontinued operations (net of tax)	(14,355)	442	N/M	-1.2%	--

Net income (loss)	$(3,572)	$7,229	-149.4%	-0.3%	0.6%

Basic average shares	51,509	51,819

Basic income from continuing operations per share	$0.21	$0.13
Discontinued operations (net of tax)	$(0.28)	$0.01

Basic net income (loss) per share	$(0.07)	$0.14

Diluted average shares	51,743	51,950

Diluted income from continuing operations per share	$0.21	$0.13
Discontinued operations (net of tax)	$(0.28)	$0.01

Diluted net income (loss) per share	$(0.07)	$0.14

Dividends paid per share	$0.36	$0.33

*As a percent of pretax income, not sales.
N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET
(Unaudited, amounts in thousands)

			Increase/(Decrease)
	1/27/07	1/28/06	Dollars	Percent	4/29/06
Current assets
Cash and equivalents	$17,484	$20,508	$(3,024)	-14.7%	$24,089
Receivables, net	217,103	274,001	(56,898)	-20.8%	270,578
Inventories, net	214,151	246,547	(32,396)	-13.1%	238,826
Deferred income taxes	31,369	29,385	1,984	6.8%	27,276
Assets of discontinued operations	39,354	--	39,354	N/M	--
Other current assets	24,847	24,734	113	0.5%	23,790

Total current assets	544,308	595,175	(50,867)	-8.5%	584,559
Property, plant and equipment, net	192,382	210,798	(18,416)	-8.7%	209,986
Goodwill	55,409	79,770	(24,361)	-30.5%	56,926
Trade names	9,472	18,794	(9,322)	-49.6%	18,794
Other long-term assets	87,339	86,096	1,243	1.4%	100,909

Total assets	$888,910	$990,633	$(101,723)	-10.3%	$971,174

Current liabilities
Short-term borrowings	$15,702	$13,718	$1,984	14.5%	$8,000
Current portion of long-term debt	3,312	2,566	746	29.1%	2,844
Accounts payable	60,236	77,479	(17,243)	-22.3%	85,561
Liabilities of discontinued operations	5,681	--	5,681	N/M	--
Accrued expenses and other
current liabilities	105,636	129,203	(23,567)	-18.2%	128,112

Total current liabilities	190,567	222,966	(32,399)	-14.5%	224,517
Long-term debt	147,117	193,978	(46,861)	-24.2%	173,368
Deferred income taxes	9,605	4,946	4,659	94.2%	14,548
Other long-term liabilities	54,961	57,723	(2,762)	-4.8%	48,396
Contingencies and commitments	--	--	--	--	--
Shareholders' equity
Common shares, $1 par value	51,372	51,713	(341)	-0.7%	51,782
Capital in excess of par value	207,184	211,273	(4,089)	-1.9%	210,826
Retained earnings	222,601	261,272	(38,671)	-14.8%	246,387
Unearned compensation	--	(3,448)	3,448	100.0%	(3,083)
Accumulated other comprehensive income (loss)	5,503	(9,790)	15,293	156.2%	4,433

Total shareholders' equity	486,660	511,020	(24,360)	-4.8%	510,345

Total liabilities and
shareholders' equity	$888,910	$990,633	$(101,723)	-10.3%	$971,174

N/M = not meaningful

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, amounts in thousands)

	Third Quarter Ended		Nine Months Ended
	1/27/07	1/28/06	1/27/07	1/28/06
Cash flows from operating activities
Net income (loss)	$(7,821)	$10,468	$(3,572)	$7,229
Adjustments to reconcile net income (loss) to
cash provided by operating activities
Write-down of assets of businesses held for sale (net of tax)	13,674	--	13,674	--
Gain on sale of discontinued operations (net of tax)	--	--	(1,280)	--
Restructuring	2,855	594	4,720	8,411
Change in allowance for doubtful accounts	(1,130)	293	(263)	444
Depreciation and amortization	6,233	7,499	20,122	21,675
Stock option and restricted stock expense	479	--	3,211	--
Change in receivables	23,847	(13,132)	22,842	15,267
Change in inventories	2,808	20,773	(14,309)	17,411
Change in payables	(9,849)	4,082	(19,228)	(5,822)
Change in other assets and liabilities	106	4,296	(15,464)	(5,688)
Change in deferred taxes	(2,270)	(1,791)	(9,036)	(7,049)

Total adjustments	36,753	22,614	4,989	44,649

Net cash provided by operating activities	28,932	33,082	1,417	51,878

Cash flows from investing activities
Proceeds from disposals of assets	314	905	25,276	8,625
Proceeds from sale of discontinued operations	--	--	33,166	--
Capital expenditures	(5,984)	(6,196)	(20,994)	(20,479)
Purchases of investments	(5,069)	(6,420)	(13,461)	(21,980)
Proceeds from sales of investments	3,817	5,047	11,834	9,115
Change in other long-term assets	539	841	343	(2,460)

Net cash provided by (used for) investing activities	(6,383)	(5,823)	36,164	(27,179)

Cash flows used for financing activities
Proceeds from debt	12,577	14,334	91,252	86,471
Payments on debt	(32,540)	(31,406)	(111,220)	(103,525)
Stock issued for stock and employee benefit plans	567	909	1,333	2,954
Repurchases of common stock	--	--	(6,947)	(10,889)
Dividends paid	(6,212)	(5,728)	(18,674)	(17,200)

Net cash used for financing activities	(25,608)	(21,891)	(44,256)	(42,189)

Effect of exchange rate changes on cash and equivalents	14	103	70	293

Change in cash and equivalents	(3,045)	5,471	(6,605)	(17,197)
Cash and equivalents at beginning of period	20,529	15,037	24,089	37,705

Cash and equivalents at end of period	$17,484	$20,508	$17,484	$20,508

Cash paid (net of refunds) during period - income taxes	$558	$47	$17,655	$1,638

Cash paid during period - interest	$2,911	$3,456	$7,769	$8,766

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)

	Common Shares	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Total
At April 30, 2005	$52,225	$214,087	$273,143	$(1,536)	$(10,633)	$527,286
Repurchases of common stock	(760)		(10,130)			(10,890)
Stock issued for stock and employee benefit plans	317	(3,261)	9,338	(2,715)		3,679
Amortization of unearned compensation				1,168		1,168
Dividends paid			(22,923)			(22,923)
Comprehensive income (loss)
Net loss			(3,041)
Unrealized gain on marketable
securities (net of tax)					1,020
Realization of gains on marketable
securities (net of tax)					(451)
Change in additional minimum pension liability (net of tax)					13,572
Translation adjustment					988
Change in fair value of cash
flow hedges (net of tax)					(63)
Total comprehensive income						12,025

At April 29, 2006	51,782	210,826	246,387	(3,083)	4,433	510,345

Reclassification of unearned compensation due to adoption of FAS 123(R)		(3,083)		3,083		--
Repurchases of common stock	(540)		(6,407)			(6,947)
Stock issued for stock and employee benefit plans	130	(3,664)	4,867			1,333
Stock option and restricted stock expense		3,211				3,211
Tax benefit from exercise of options		(106)				(106)
Dividends paid			(18,674)			(18,674)
Comprehensive income (loss)
Net loss			(3,572)
Unrealized gain on marketable securities (net of tax)					663
Realization of gains on marketable
securities (net of tax)					(507)
Translation adjustment					948
Change in fair value of cash
flow hedges (net of tax)					(34)
Total comprehensive loss						(2,502)

At January 27, 2007	$51,372	$207,184	$222,601	$--	$5,503	$486,660

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

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation.  Most significantly, our Consolidated Statement of Operations has been reclassified for our discontinued operations.  As discussed in Note 13, prior period balance sheets and all cash flows have not been reclassified for discontinued operations.

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

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the quarter and nine months ended January 27, 2007 was based on awards ultimately expected to vest, it was reduced for forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123(R) for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to include the impact of SFAS No. 123(R).

As permitted by SFAS No. 123(R), we chose the nominal vesting period approach for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement eligible employees. Under this method, expense was recognized over the normal four-year vesting period. With the adoption of SFAS No. 123(R), we were required to continue applying the nominal vesting period approach for unvested options granted prior to the date of adoption of April 30, 2006. For awards granted after that date we must apply the non-substantive vesting period approach where expense is recognized over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. Our compensation expense for the nine months ended January 27, 2007 would have increased by less than $0.1 million, under the non-substantive vesting period approach.

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. There was no stock-based compensation expense recognized related to employee stock options for the quarter or nine months ended January 28, 2006.  The pro forma table below reflects basic and diluted net earnings per share for the quarter and nine months ended January 28, 2006 assuming that we had accounted for our stock options using the fair value method promulgated by SFAS No. 123(R) at that time.

(Unaudited, amounts in thousands, except per share data)	Quarter Ended 1/28/2006	Nine Months Ended 1/28/2006
Net income	$10,468	$7,229
Add back stock compensation expense included in net income (net of tax)	144	335
Deduct fair value of stock plans (net of tax)	(642)	(1,748)

Pro forma net income	$9,970	$5,816

Basic net income per share as reported	$0.20	$0.14
Pro forma basic net income per share	$0.19	$0.11
Diluted net income per share as reported	$0.20	$0.14
Pro forma diluted net income per share	$0.19	$0.11

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

The long-term equity award plan and the former employee incentive stock option plan provide grants to certain employees to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former plan remain in effect and become exercisable at 25% per year, beginning one year from the date of grant for a term of five or ten years.  Additionally, we have outstanding options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of January 27, 2007, were 18,585 with a weighted average exercise price of $19.16 per share. There are no shares available for future grant under this plan.

Stock option expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the quarter and nine months ended January 27, 2007 was $0.5 million and $2.0 million, respectively. This expense reduced net income by $0.3 million and earnings per share by $0.01 for the quarter ended January 27, 2007 and net income by $1.2 million and earnings per share by $0.02 for the nine months ended January 27, 2007.  Less than $0.1 million in cash was received during the first nine months of fiscal 2007 for exercises of stock options.

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at April 29, 2006	2,325	$18.29	4.2
Granted	649	$13.26
Exercised	(3)	$13.57
Expired	(513)	$20.19
Canceled	(150)	$15.26

Outstanding at January 27, 2007	2,308	$16.61	4.0

Exercisable at January 27, 2007	1,118	$19.17	4.0

As of January 27, 2007, there was $3.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 2.8 years. During the quarter ended January 27, 2007, less than 0.1 million shares vested.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. For the options granted in the first nine months of fiscal 2007, expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Turnover rate was estimated at the date of grant based on historical experience.  The fair value of employee stock options granted during the first nine months of fiscal 2007 was $3.47 per share using the following assumptions:

1/27/07
Risk-free interest rate	4.8%
Dividend rate	3.2%
Expected life in years	4.0
Stock price volatility	35.0%
Turnover rate	3.0%

Under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award restricted common shares to certain employees.  The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years.  In the event of an employee’s termination during the escrow period, the shares are returned to the company at no cost to the company.  Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized over the vesting period.   Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $0.4 million with an after tax effect of $0.3 million in the third quarter of fiscal 2007, and $0.2 million with an after-tax effect of $0.1 million in the third quarter of fiscal 2006.  Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $1.2 million with an after tax effect of $0.7 million in the first nine months of fiscal 2007, and $0.5 million with an after-tax effect of $0.3 million in the first nine months of fiscal 2006.  The unrecognized compensation cost at January 27, 2007 was $3.7 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 3.7 years.

The following table summarizes information about non-vested share awards as of and for the nine months ended January 27, 2007:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 29, 2006	283	$14.59
Granted	184	13.43
Vested	(33)	14.82
Canceled	(43)	14.45

Non-vested shares at January 27, 2007	391	$14.04

Our shareholders have approved a non-employee directors’ restricted share plan, under which shares are offered at 25% of the fair market value at the date of grant. The plan requires that all shares be held in an escrow account until the participant’s service as a director ceases unless otherwise approved by the Board of Directors.  In the event of a non-employee director’s termination during the escrow period, the shares must be sold back to us at their cost. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized when the grant occurs. Actual pre-tax expense relating to the restricted shares was $0.3 million in the first nine months of fiscal 2007.  Actual pre-tax expense relating to the restricted shares was $0.2 million in the first nine months of fiscal 2006.

Additionally, under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period.  The shares are offered at no cost to the employees.  In the event of an employee's termination during the performance period, the potential right to earn shares under this program is generally forfeited.  No shares were issued in the third quarter and the first nine months of fiscal 2007.  The cost of performance-based awards is expensed over the performance period.  No expense was recognized in the third quarter and the first nine months of fiscal 2007 and the third quarter and the first nine months of fiscal 2006, respectively, as we did not expect the financial goals to be attained for any of the outstanding performance periods.

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

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/07	1/28/06	1/27/07	1/28/06
Weighted average common shares
outstanding (basic)	51,367	51,673	51,509	51,819
Effect of options and unvested restricted stock	242	184	234	131

Weighted average common shares
outstanding (diluted)	51,609	51,857	51,743	51,950

The effect of options to purchase 2.3 million and 1.7 million shares for the quarters ended January 27, 2007 and January 28, 2006 with a weighted average exercise price of $16.61 and $20.11 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.  The effect of options to purchase 1.7 million and 2.4 million shares for the nine months ended January 27, 2007 and January 28, 2006 with a weighted average exercise price of $17.85 and $18.27 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the nine months and would have been anti-dilutive.

Note 6: Inventories

     A summary of inventory follows:

(Unaudited, amounts in thousands)	1/27/07	1/28/06	4/29/06
Raw materials	$46,484	$60,903	$61,120
Work in process	49,919	48,647	50,958
Finished goods	141,092	157,843	147,996

FIFO inventories	237,495	267,393	260,074
Excess of FIFO over LIFO	(23,344)	(20,846)	(21,248)

Inventories, net	$214,151	$246,547	$238,826

Note 7: Restructuring

During the second and third quarters of fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed.  Approximately 60 jobs were eliminated as a result of these closures.  We recorded pre-tax restructuring charges of $2.9 million or $0.03 per share and $5.1 million or $0.06 per share during the third quarter and first nine months of fiscal 2007, respectively, covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other restructuring costs which were expensed as incurred.   These costs were reported as a component of Selling, General and Administrative costs.  The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Offsetting these expenses was a pre-tax gain recognized in the first nine months of fiscal 2007 of $0.4 million or less than $0.01 per share relating to the sale of a property idled as part of a previous restructuring.  This gain was recorded as a component of cost of sales.

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity.  The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in other upholstery facilities.   Approximately 413 jobs were eliminated as a result of this closure.   During fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets.  We expect to dispose of this facility by sale.  Additionally, the decision was made in fiscal 2006 to close a small, 90,000-square-foot upholstery manufacturing facility in Mississippi, with production absorbed by other upholstery facilities.  Pre-tax restructuring charges relating to this closure were $0.3 million, covering severance and benefits and the write-down of certain fixed assets.  Severance costs and other costs for this restructuring were expensed  in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits and  SFAS No. 146.  The write-down was accounted for in accordance with SFAS No. 144.  Somewhat offsetting these expenses for the upholstery restructurings was a pre-tax gain of $2.5 million relating to the sale of two facilities in Mississippi and one facility in Pennsylvania, which were idled as part of previous restructurings.

As of January 27, 2007, we had a remaining restructuring liability of $2.8 million which is expected to be paid out or written off as follows:  $1.5 million in the fourth quarter of fiscal 2007, $0.5 million in fiscal 2008, $0.3 million in fiscal 2009, $0.3 million in fiscal 2010 and $0.2 million thereafter.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2007
(Unaudited, amounts in thousands)	4/29/06 Balance	Charges to Expense	Cash Payments or Asset Write-offs	1/27/07 Balance
Severance and benefit-related costs	$891	$167	$(769)	$289
Fixed asset write-downs, net of gains	--	461	(461)	--
Contract termination costs	--	2,513	--	2,513
Other	--	1,579	(1,579)	--

Total restructuring	$891	$4,720	$(2,809)	$2,802

		Fiscal 2006
(Unaudited, amounts in thousands)	4/30/05 Balance	Charges to Expense	Cash Payments or Asset Write-offs	4/29/06 Balance
Fixed asset write-downs, net of gains	$--	$(2,327)	$2,327	$--
Severance and benefit-related costs	38	8,970	(8,117)	891

Total restructuring	$38	$6,643	$(5,790)	$891

Note 8: Segment Information

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.  On July 28, 2006, we sold our American of Martinsville division, which was part of our Casegoods Group, as it was not strategically aligned with our current business model as a residential furniture company. Additionally, during the third quarter of fiscal 2007, we committed to a plan to sell Sam Moore, which was included in our Upholstery Group, and the combined operating unit of Clayton Marcus and Pennsylvania House, which was included in the Casegoods Group.  These businesses have been presented as discontinued operations and prior quarterly information was restated for the change in composition of our Upholstery and Casegoods Groups.  All information presented below is restated accordingly.

Upholstery Group.  The operating units in the Upholstery Group are Bauhaus, England, La-Z-Boy and La-Z-Boy UK. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group. The operating units in the Casegoods Group are American Drew, Lea, Hammary and Kincaid. This group primarily sells manufactured or imported wood furniture to furniture retailers.  Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some upholstered furniture.

Retail Group. The Retail Group consists of 72 company-owned La-Z-Boy Furniture Galleries® stores.  The Retail Group primarily sells upholstered furniture to end consumers.

	Third Quarter Ended		Nine Months Ended
(Unaudited amounts in thousands)	1/27/07	1/28/06	1/27/07	1/28/06
Sales
Upholstery Group	$292,738	$331,805	$890,675	$924,149
Casegoods Group	63,127	73,926	198,317	218,299
Retail Group	61,149	57,432	165,838	159,332
VIEs/Eliminations	(13,140)	(16,549)	(44,477)	(56,144)

Consolidated	$403,874	$446,614	$1,210,353	$1,245,636

Operating income (loss)
Upholstery Group	$22,286	$25,147	$59,344	$51,625
Casegoods Group	5,721	5,830	15,163	12,967
Retail Group	(6,738)	(5,987)	(23,222)	(17,469)
Corporate and Other*	(9,324)	(6,708)	(28,461)	(20,659)
Restructuring	(2,855)	(594)	(4,720)	(8,411)

Consolidated	$9,090	$17,688	$18,104	$18,053

The following tables show data restated for discontinued operations for prior quarters:

	Prior Quarters Ended in Fiscal 2007
(Unaudited amounts in thousands)	7/29/06	10/28/06
Sales
Upholstery Group	$294,325	$303,612
Casegoods Group	61,026	74,164
Retail Group	52,204	52,485
VIEs/Eliminations	(14,704)	(16,633)

Consolidated	$392,851	$413,628

Operating income (loss)
Upholstery Group	$17,260	$19,798
Casegoods Group	3,242	6,200
Retail Group	(7,715)	(8,769)
Corporate and Other*	(9,920)	(9,217)
Restructuring	--	(1,865)

Consolidated	$2,867	$6,147

	Prior Quarters Ended in Fiscal 2006
(Unaudited amounts in thousands)	7/30/05	10/29/05	1/28/06	4/29/06
Sales
Upholstery Group	$294,071	$298,273	$331,805	$341,803
Casegoods Group	70,617	73,756	73,926	74,254
Retail Group	52,655	49,245	57,432	54,106
VIEs/Eliminations	(20,648)	(18,947)	(16,549)	(20,787)

Consolidated	$396,695	$402,327	$446,614	$449,376

Operating income (loss)
Upholstery Group	$14,645	$11,833	$25,147	$31,535
Casegoods Group	3,694	3,443	5,830	4,158
Retail Group	(5,408)	(6,074)	(5,987)	(8,537)
Corporate and Other*	(6,168)	(7,783)	(6,708)	(7,906)
Write-down of intangibles	--	--	--	(22,695)
Restructuring	--	(7,817)	(594)	(68)

Consolidated	$6,763	$(6,398)	$17,688	$(3,513)

*Variable Interest Entities ("VIEs") are included in corporate and other.

Note 9: Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142") trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name is established based upon a royalty savings approach. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based upon a combination of the discounted cash flows and the projected profitability of the market in which the entity operates.

During the first quarter of fiscal 2007, we acquired several La-Z-Boy Furniture Galleries® stores in southeast Florida that were independently owned.  We recorded goodwill of $5.8 million relating to the acquisition of this market.  This acquisition impacted our consolidated net sales by less than 1.0%.

Over the last two quarters we have experienced a greater than anticipated decline in net sales in certain of for our reporting units. Additionally in the third quarter of fiscal 2007 we committed to a plan to sell Sam Moore, a reporting unit which was part of the Upholstery Group, and a plan to sell the combined unit of Clayton Marcus and Pennsylvania House, which was included in our Casegoods Group. These were considered to be triggering events under SFAS No. 142 and resulted in evaluating our goodwill and intangible assets for impairment in the third quarter of fiscal 2007, in advance of our normal annual impairment assessment in the fourth quarter. After completing this assessment we determined that the goodwill of Sam Moore and the intangible assets of Pennsylvania House and Clayton Marcus were recorded above their fair value. As a result we took an impairment charge of $7.3 million, with no related tax benefit, for the remaining goodwill of Sam Moore and we reduced the carrying value of the intangible assets of Pennsylvania House and Clayton Marcus by $3.6 million, $2.3 million after tax, in line with the fair value determined by the impairment assessment. The remaining trade names for these businesses of $5.7 million were presented as assets of discontinued operations as of the end of the third quarter of fiscal 2007.

Except for the reporting units discussed in the preceding paragraph, we concluded that the fair values of our remaining goodwill and intangible assets were greater than their carrying values and as such no additional impairment charges were necessary. We will complete our normal annual assessment of goodwill impairment under SFAS No. 142 in the fourth quarter of fiscal 2007.

The following table summarizes the changes to goodwill and trade names during the first nine months of fiscal 2007:

(Amounts in thousands)	Balance as of April 29, 2006	Acquisitions, Dispositions and Other	Intangible Write-Down	Transfer to Held for Sale		Balance as of January 27, 2007
Goodwill
Upholstery Group	$26,959	$--	$(7,327)		$--	$19,632
Retail Group	21,845	5,810	--		--	27,655
Corporate and other	8,122	--	--		--	8,122

Consolidated	$56,926	$5,810	$(7,327)	$		$55,409

Trade names
Casegoods Group	$18,794	$--	$(3,583)		$(5,739)	$9,472

Note 10: Financial Guarantees and Product Warranties

We have provided secured and unsecured financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The lease guarantees are generally for real estate leases and have terms lasting from five to eleven years. These lease guarantees enhance the credit of these dealers. The dealer is generally required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $15.3 million as of January 27, 2007.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/07	1/28/06	1/27/07	1/28/06
Balance as of beginning of the period	$16,391	$19,505	$19,655	$18,688
Accruals during the period	3,746	3,583	10,753	11,211
Adjustment for discontinued operations	(405)	--	(1,361)	--
Other adjustments during the period	(1,650)	--	(3,917)	--
Settlements during the period	(3,827)	(3,478)	(10,875)	(10,289)

Balance as of the end of the period	$14,255	$19,610	$14,255	$19,610

Other adjustments of $1.7 million for the third quarter and $3.9 million for the nine months ended January 27, 2007 resulted from reductions in historical claims due to improved product quality, and reductions in estimated amounts required for specific currently known warranty issues.

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

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests.  All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships.  We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded.  Earnings in excess of our losses are attributed to equity owners of the dealers and are recorded as minority interest.   We had three consolidated VIEs for the first quarter of fiscal 2006 and had four consolidated VIEs for the remainder of fiscal 2006 and throughout the first nine months of fiscal 2007.

Our consolidated VIEs recognized $12.5 million and $10.8 million in sales, net of intercompany eliminations, in the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively.  Additionally, we recognized a net loss per share of $0.02 in the third quarter of fiscal 2007 and $0.02 in the third quarter of fiscal 2006 based on the operating results of these VIEs.  Our consolidated VIEs recognized $34.4 million and $27.3 million in sales, net of intercompany eliminations, in the nine months ended January 27, 2007 and the nine months ended January 28, 2006, respectively.  Additionally, we recognized a net loss per share of $0.08 in the nine months ended January 27, 2007 and $0.06 in nine months ended January 28, 2006 based on the operating results of these VIEs.  The VIEs had $4.7 million and $9.9 million of assets net of elimination of intercompany activity at the end of the third quarter of fiscal 2007 and the third quarter of fiscal 2006, respectively.

Note 12: Pension Plans

The net periodic pension costs were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/07	1/28/06	1/27/07	1/28/06
Service cost	$576	$758	$1,730	$2,270
Interest cost	1,338	1,225	4,014	3,669
Expected return on plan assets	(1,719)	(1,627)	(5,157)	(4,877)
Net amortization and deferral	9	294	27	880
SFAS 88 curtailment	--	--	--	708

Net periodic pension cost	$204	$650	$614	$2,650

We are not required to make any contributions to the defined benefit plans in fiscal year 2007, however we contributed $0.2 million to the plans during the first nine months of fiscal 2007 and may make additional discretionary contributions during the fourth quarter.

Note 13: Dispositions/Acquisitions

Discontinued Operations

On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not a strategic fit with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business (about 5% of sales) to justify our continued corporate focus and resources. We sold the business for $33.2 million, recognizing a pre-tax gain in the first quarter of $2.1 million.  This disposition qualified as discontinued operations.  Accordingly, our Consolidated Statement of Operations for the prior year has been reclassified to reflect the results of operations of this divested business as discontinued operations. The business unit was previously included in the Casegoods Group, which has also been reclassified to reflect the discontinued operations.

Additionally, during the third quarter of fiscal 2007, we committed to a plan to sell Sam Moore, which was a part of our Upholstery Group, and to sell the combined unit of Clayton Marcus and Pennsylvania House, which was part of our Casegoods Group.  As we have continued to assess our long-term strategic direction, we have determined that these operating units do not align with our current strategic plan.  Due to this decision these operating units qualified as discontinued operations.  As a result of that decision and subsequent testing of the fair value of the assets remaining to be sold, we took a $17.5 million ($13.7 net of taxes) impairment charge that is included in discontinued operations on our Consolidated Statement of Operations.  The pretax impairment charge was comprised of $3.6 million for impairment of the trade names, $7.3 million for impairment of goodwill, $0.2 million of other intangibles, $1.7 million for write-down of LIFO inventory relating to the APB 16 acquisition adjustment, $1.0 million for allowance for inventory and $3.7 million for write down of fixed assets.  Accordingly, our Consolidated Statement of Operations for the prior year has been reclassified to reflect the results of these operations as discontinued operations, with taxes allocated based on the operating units' estimated effective tax rate and no corporate expenses or interest allocated.  Their assets and liabilities as of the end of the third quarter of fiscal 2007 have been reclassified as assets and liabilities of discontinued operations.  We have ceased depreciation of these assets.  All segment information has been restated to reflect these discontinued operations.

Below is the balance sheet at January 27, 2007 of our discontinued operations.  Prior periods' balance sheets have not been adjusted to reflect the effect of the discontinued businesses.  The major classes of assets and liabilities classified as discontinued operations in the Consolidated Balance Sheet at January 27, 2007 are summarized as follows:

(Unaudited, amounts in thousands)	January 27, 2007
Assets of discontinued operations:
Receivables, net	$9,768
Inventories, net	18,191
Property, plant and equipment, net	4,697
Trade names	5,739
Other assets	959

$39,354

Liabilities of discontinued operations:
Accounts payable	2,223
Accrued expenses	3,263
Non-current liabilities	195

$5,681

The results of the discontinued operations for Sam Moore, Clayton Marcus, Pennsylvania House and American of Martinsville for the quarter and nine months ended January 27, 2007 and the quarter and nine months ended January 28, 2006 were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/07	1/28/06	1/27/07	1/28/06
Net sales	$23,137	$55,709	$99,445	$162,779
Income (loss) from discontinued operations, net of tax	(14,766)	487	(15,635)	442
Gain on sale of discontinued operations, net of tax	--	--	1,280	--

In the Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified for fiscal 2006 and 2007.  They are reported in the respective categories of the statement of cash flows along with those of our continuing operations.

Acquisitions

In the first quarter of fiscal 2007, we acquired six stores in the southeastern Florida market.  This acquisition impacted our consolidated net sales by less than 1.0%.  Pro forma sales and results of operations are not presented as they are not materially different from that of our consolidated results of operations as reported.

Note 14:  Income from Continued Dumping and Subsidy Offset Act

We recorded $3.4 million as Income from Continued Dumping and Subsidy Offset Act, net of legal expenses, during the third quarter of fiscal 2007 from the receipt of funds under the Continued Dumping and Subsidy Act ("CDSOA") of 2000 in connection with the case involving wooden bedroom furniture imported from China.  Receipt of funds during the prior year were insignificant.  The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

Note 15:  Recent Accounting Pronouncements

FASB Interpretation No. 48

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

FASB Statement of Financial Accounting Standards No. 157

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

FASB Statement of Financial Accounting Standards No. 158

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

We are currently evaluating the impact this statement will have on our consolidated financial statements and expect the adoption of SFAS No.158 could result in a $9.0 million increase in our pension liability.  By the time this statement is adopted on April 28, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.  The new measurement date requirement applies for fiscal years ending after December 15, 2008, however this requirement will not have an impact on our financial statements as we currently measure the funded status of our plans as of our year end date.

SEC Staff Accounting Bulletin No. 108

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency exchange rates; (l) competitive factors; (m) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from natural events such as hurricanes, earthquakes and tornadoes; (w) the ability to turn around under-performing retail stores; (x) the impact of retail store relocation costs, the success of new stores or the timing of converting stores to the New Generation format; (y) the ability to procure fabric rolls or cut and sewn fabric sets domestically or abroad; (z) the ability to sell the discontinued operations for their recorded fair value; and (aa) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

Introduction

La-Z-Boy Incorporated is a manufacturer, marketer and retailer of upholstery products and a marketer and retailer of imported or manufactured casegoods (wood) furniture products. Our La-Z-Boy brand is the top brand in the furniture industry, one of the most preferred brands in the home, and we are the leading global producer of reclining chairs. We own 72 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 72 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 340 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.

Accounting rules require us to consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the first quarter of fiscal 2006 we had three VIEs, operating 22 stores, consolidated into our statement of operations, and by the end of the third quarter of fiscal 2006, we had four VIEs, operating 28 stores, consolidated into our statement of operations. We had four consolidated VIEs, operating 29 stores at the end of the third quarter of fiscal 2007.

On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not strategically aligned with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business to justify our continued corporate focus and resources. We sold the business for $33.2 million. All segment data has been restated to reflect this change.

During the third quarter of fiscal 2007, we committed to a plan to sell Sam Moore, an upholstered chair manufacturer located in Bedford, VA, included in the Upholstery Group, and to sell the combined operating unit of Clayton Marcus and Pennsylvania House, included in the Casegoods Group. A non-binding letter of intent has been signed to sell Sam Moore to Hooker Furniture. As we have continued to assess our long-term strategic direction, we have determined that these operating units do not align with our current strategic plan. With the greater than anticipated decline in net sales for our operating units over the last two quarters and the commitment to sell these operating units we triggered the need to evaluate our goodwill and intangible assets for impairment under SFAS No. 142 in the third quarter of fiscal 2007 in advance of our normal impairment assessment in the fourth quarter. After completing this assessment we determined that the goodwill of Sam Moore and the intangible assets of Pennsylvania House and Clayton Marcus were recorded above their fair value. As a result, we took a $17.5 million ($13.7 net of taxes) impairment charge that is included in discontinued operations on our Consolidated Statement of Operations. The pretax impairment charge was comprised of $3.6 million for impairment of the trade names, $7.3 million for impairment of goodwill, $0.2 million of other intangibles, $1.7 million for write-down of LIFO inventory relating to the APB 16 acquisition adjustment, $1.0 million for allowance for inventory and $3.7 million for write-down of fixed assets. All segment data has been restated to reflect these changes.

Except for the reporting units discussed in the preceding paragraph, we concluded that the fair values of our remaining goodwill and intangible assets were greater than their carrying values and as such no additional impairment charges were necessary. We will complete our normal annual assessment of intangible impairment under SFAS No. 142 in the fourth quarter of fiscal 2007.

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

The Retail Group consists of 72 company-owned La-Z-Boy Furniture Galleries® stores in nine markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida. The stores located in the southeastern Florida market were acquired during the first quarter of fiscal 2007. In the second and third quarters of fiscal 2007, we consolidated several of our warehouses into larger facilities and closed several retail locations that were underperforming. In January, 2007, we announced our plans to close the four stores in the Pittsburgh, PA market in order to focus on the larger markets with the greatest potential. During the fourth quarter of fiscal 2007 and throughout fiscal 2008, we will continue to take the following actions to grow sales and improve the operating results for the Retail Group as well as take advantage of certain synergies between the company-owned markets as follows:

o	Relocate, convert or add stores to our New Generation format which are more productive. Our plan is to add two stores and convert or relocate two stores during the remainder of fiscal 2007.

o	Centralize certain of our advertising and marketing functions, and take advantage of the efficiencies gained from the warehouse consolidation we began during the second quarter of fiscal 2007.

o	Consolidate information systems and eliminate redundant processes. We are currently in the process of consolidating our information systems into one system and expect to complete this process in the next 12 months.

o	Expand our in-home design service, which has increased the average sale per customer where employed. Currently, more than 50% of our company-owned locations have this service available.

We believe that expanding our store network will drive top-line growth as we capitalize on the opportunities presented in larger urban markets. With the further penetration in these markets we expect to gain necessary efficiencies in advertising, distribution and administration to achieve desired profitability. Currently, 44 of our company-owned stores are in the New Generation format and we expect to significantly increase this number throughout fiscal 2008. With this in mind, we continue to remain optimistic about the future performance of this segment and believe it will be profitable within 15 months.

During the third quarter of 2007, we incurred restructuring costs totaling $2.9 million relating to the ongoing restructuring of the Retail Group. The restructuring costs related to closing the Pittsburgh, Pennsylvania retail operation, which included lease termination costs, the cost of closing warehouses as we have consolidated our operations, and other restructuring costs.

According to the May 2006 Top 25 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores network (“the network”) ranks as the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and Canada by opening new stores, relocating stores to better locations and converting existing stores to our New Generation store format. Slightly more than half of the 340 stores in the network—the majority of which are independently owned—are concentrated in the top 25 markets in the U.S. We will attempt to increase our market penetration over the next few years in the top 25 markets, allowing our dealers and company-owned stores to create operating efficiencies, particularly in the areas of advertising, distribution and administration. Additionally, we have an extensive La-Z-Boy in-store gallery program with 307 in-store galleries. Our other operating units, such as Kincaid, England and Lea, also have in-store gallery programs. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Results of Operations
Analysis of Operations: Quarter Ended January 27, 2007
(Third Quarter 2007 compared with 2006)

	Quarter ended
(Unaudited, amounts in thousands, except per share amounts and percentages)	1/27/07	1/28/06	Percent change
Upholstery sales	$292,738	$331,805	-11.8%
Casegoods sales	63,127	73,926	-14.6%
Retail sales	61,149	57,432	6.5%
Other/eliminations	(13,140)	(16,549)	20.6%
Consolidated sales	$403,874	$446,614	-9.6%

Consolidated gross profit	$112,649	$114,336	-1..5%
Consolidated gross margin	27.9%	25.6%

Consolidated S,G&A	$100,704	$96,648	4.2%
S,G&A as a percent of sales	24.9%	21.6%

Upholstery operating income	$22,286	$25,147	-11.4%
Casegoods operating income	5,721	5,830	-1.9%
Retail operating loss	(6,738)	(5,987)	-12.5%
Corporate and other	(9,324)	(6,708)	-39.0%
Restructuring	(2,855)	(594)	-380.6%
Consolidated operating income	$9,090	$17,688	-48.6%

Upholstery operating margin	7.6%	7.6%
Casegoods operating margin	9.1%	7.9%
Retail operating margin	-11.0%	-10.4%
Consolidated operating margin	2.3%	4.0%

Income from continuing operations	$6,945	$9,981	-30.4%

Diluted income per share from
continuing operations	$0.13	$0.19	-31.6%

Sales

Consolidated sales decreased 9.6% during the third quarter of fiscal 2007 versus the third quarter of fiscal 2006. Our Retail Group sales increased when compared to the prior year third quarter sales, while our Upholstery and Casegoods Group sales declined.

Upholstery Group sales decreased 11.8% during the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. A significant portion of our decline in sales volume was due to an overall industry weakness at retail.

Our Casegoods Group sales decreased 14.6% during the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. The decrease in sales primarily related to the overall decline at the traditional retail outlets.

Retail Group sales increased 6.5% during the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. The acquisition of the six stores in the southeastern Florida market was the main component of the sales increase for the third quarter. Also contributing to the sales increase was the opening of 13 new stores, relocation of four stores and remodeling of four stores over the past nine months. Offsetting this was the decline in per store sales volume due to the weak industry retail environment.

VIE sales increased by $1.7 million this quarter when compared to the same period of the prior year. This increase was the result of the addition of new retail locations and the conversion of existing stores to the New Generation format.

Gross Margin

Our gross profit as a percent of sales (“gross margin”) increased in the third quarter of fiscal 2007 in comparison to the third quarter of fiscal 2006 due to the following:

o	Our retail margins have significantly improved quarter over quarter, due to better merchandising and selling plans. The overall retail gross margins are higher than those of our Upholstery and Casegoods Groups. This has increased the overall weighted average gross margins due to the increase in our retail sales volume as a percentage of total consolidated sales. The improvements in the retail gross margins created a 0.7 percentage point increase in our overall gross margin during the quarter as compared to the fiscal 2006 third quarter.

o	Our cost reduction efforts which have been a key focus over the past year had a 1.5 percentage point positive impact on our gross margins on less sales volume during the third quarter of fiscal 2007. These improvements were somewhat offset by the decline in margins due to under-absorption of overhead in our plants resulting from lower volumes.

o	There was no restructuring expense recorded in cost of sales in the third quarter of fiscal 2007. We recorded restructuring expense of $0.6 million in the third quarter of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A") increased $4.1 million due mainly to the addition of 13 stores to our Retail Group and expansion in our VIEs. S,G&A also increased as a percent of sales in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This was attributable to:

o	The Retail Group and our VIEs have a higher S,G&A structure than our Upholstery and Casegoods Groups. As the retail side of our business grows as an overall percentage of our net sales, the overall S,G&A percentage increases as a percent of sales. The impact on the third quarter of fiscal 2007 was approximately 1.2 percentage points greater than the third quarter of fiscal 2006.

o	We incurred additional expenses in the Retail Group related to the acquisition of six stores, including increased advertising, higher occupancy costs and other selling expenses as well as transitional costs which added to S,G&A during the third quarter of fiscal 2007. In addition the opening of new retail locations impacted our S,G&A as a percent of sales due to start-up costs.

Somewhat offsetting these increases in S,G&A was a reduction of our warranty reserve by $1.7 million due to changes in estimates based on recent reductions in historical claims and changes in estimates used for currently known warranty issues. The reduction in historical claims resulted from improvements in product quality.

Restructuring

Restructuring costs totaled $2.9 million in the third quarter of fiscal 2007 as compared $0.6 million in the third quarter of fiscal 2006. The restructuring costs in the current year mainly related to our exiting the Pittsburgh, PA market.  These costs included contract termination costs, severance and the write-down of certain leasehold improvements in addition to other restructuring costs stemming from the consolidation of retail warehouses and closure of underperforming stores.

Operating Margin

Our consolidated operating margin was 2.3% for the third quarter of fiscal 2007 compared to 4.0% for the third quarter of fiscal 2006.

The Upholstery Group operating margin remained relatively flat during the third quarter of fiscal 2007 versus the third quarter of fiscal 2006. The closure of our Canadian manufacturing plant and the increase in utilizing cut and sewn fabric kits improved our profitability in addition to other cost reduction efforts that occurred in the past year. These improvements were offset by the impact that volume decreases had on our operating margins due to the fixed cost component of our cost of sales and SG&A.

Our Casegoods Group operating margin increased 1.2 percentage points during the third quarter of fiscal 2007 versus the third quarter of fiscal 2006. The significant changes that were made in the overhead structure as a result of transitioning to a primarily imported business model from a manufacturing business model have allowed us to increase our operating margin despite the reduction in sales volume. Somewhat offsetting these increases were the discounts required by the highly competitive retail environment, as mentioned above.

Our Retail Group operating margin decreased by 0.6 percentage points during the third quarter of fiscal 2007 in comparison to the third quarter of fiscal 2006. Although our sales increased when compared with the prior year, we purchased, opened, relocated or converted 21 stores over the past twelve months as well as closed five stores, which increased our fixed costs as we assimilated these changes. As we continue to aggressively open stores, consolidate our warehouses, convert our operating systems and reduce our overall operating costs, we will continue to experience these excess costs in the short-term that will affect our profitability. We anticipate that it will take 15 months to achieve profitability.

Corporate and Other operating loss increased $2.6 million during the third quarter of fiscal 2007 when compared to the third quarter of fiscal 2006. We paid consulting fees of $1.2 million for the review of our Retail operations in order to assess our plan to improve profitability. The adoption of SFAS 123(R) in the first quarter of fiscal 2007 contributed $0.6 million of stock option expense in the third quarter of fiscal 2007.

Income from Continued Dumping and Subsidy Offset Act

We recorded $3.4 million as Income from Continued Dumping and Subsidy Offset Act, net of legal expenses, during the third quarter of fiscal 2007 from the receipt of funds under the Continued Dumping and Subsidy Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture imported from China.  Receipt of funds during the prior year was insignificant.  The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

Interest Expense

Interest expense for the third quarter of fiscal 2007 was less than the third quarter of fiscal 2006 due to a $47.7 million decrease in our average debt which was slightly offset by a 0.5 percentage point increase in floating rate debt.

Income Taxes

Our effective tax rate for continuing operations was 41.0% for the third quarter of fiscal 2007, compared to 38.1% for the third quarter of fiscal 2006. Overall income taxes for the fiscal 2007 third quarter were affected by the write-down of the Sam Moore goodwill, which was designated as a discontinued operation, and the write-down of the operating assets and trade names of Clayton Marcus and Pennsylvania House, which were also designated as discontinued operations. These two entities had substantial state net operating loss carry-forwards that were fully reserved, consequently we could not record a state tax benefit related to the write down of their assets.

Results of Operations
Analysis of Operations: Nine Months Ended January 27, 2007
(First nine months of 2007 compared with 2006)

	Nine months ended
(Unaudited, amounts in thousands, except per share amounts and percentages)	1/27/07	1/28/06	Percent change
Upholstery sales	$890,675	$924,149	-3.6%
Casegoods sales	198,317	218,299	-9.2%
Retail sales	165,838	159,332	4.1%
Other/eliminations	(44,477)	(56,144)	20.8%
Consolidated sales	$1,210,353	$1,245,636	-2.8%

Consolidated gross profit	$317,322	$295,541	7.4%
Consolidated gross margin	26.2%	23.7%

Consolidated S,G&A	$294,098	$277,488	6.0%
S,G&A as a percent of sales	24.3%	22.3%

Upholstery operating income	$59,344	$51,625	15.0%
Casegoods operating income	15,163	12,967	16.9%
Retail operating loss	(23,222)	(17,469)	-32.9%
Corporate and other	(28,461)	(20,659)	-37.8%
Restructuring	(4,720)	(8,411)	43.9%
Consolidated operating income	$18,104	$18,053	0.3%

Upholstery operating margin	6.7%	5.6%
Casegoods operating margin	7.6%	5.9%
Retail operating margin	-14.0%	-11.0%
Consolidated operating margin	1.5%	1.4%

Income from continuing operations	$10,783	$6,787	58.9%

Diluted income per share from
continuing operations	$0.21	$0.13	61.5%

Sales

Consolidated sales were down
slightly when compared to the first nine months of fiscal 2006. Our Upholstery and
Casegoods Groups’ sales decreased, while our Retail Group’s sales increased.

Upholstery Group sales were
down 3.6% compared to the first nine months of fiscal 2006. This decrease in sales was mainly due to an overall weakness at retail.

Our Casegoods Group sales
decreased 9.2% compared to the prior year first nine months. The decrease in sales occurred across all of our Casegoods operating units and was primarily focused among smaller customers which have been impacted more severely by the weak industry retail environment.

Retail Group sales increased
4.1% when compared to the first nine months of fiscal 2006. The acquisition of the six stores in the southeastern Florida market generated a 6.1% sales increase for our Retail
Group during the first nine months of fiscal 2007. This increase in sales was partially offset by the continuing effects of poor consumer demand in the retail industry.

Intercompany sales eliminations and
sales to VIEs increased $11.7 million, net, during the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006. The majority of this increase was attributable to a $7.1 million increase in sales of VIEs and a $6.4 million increase due to the addition of new company-owned stores. This was somewhat offset by the reduction in same store sales to company-owned stores due to the weak industry retail environment. The
VIE sales increase was related to additional stores that were opened and the conversion of existing stores to the New Generation format.

 Gross Margin

Gross margin increased during the
first nine months of fiscal 2007 in comparison to the prior year first nine months due to the following:

o
Our Retail margins improved during the first nine months of fiscal 2007 when compared to the same time period of fiscal 2006 due to better merchandising and selling plans. The overall retail gross margins were higher than those of our Upholstery and Casegoods Groups. The changes in Retail created a 0.2 percentage point increase in consolidated gross margin when compared to the prior year.

o
Our cost reduction efforts which have been a key focus over the past year had a 1.3 percentage point positive impact on our gross margins on less sales volume for the first nine months of fiscal 2007. These improvements were somewhat offset by the decline in margins due to under-absorption of overhead in our plants, resulting from lower volumes.

o
In fiscal 2006, a tornado severely damaged our plywood parts cutting facility in Newton, MS, which produces frame parts for our La-Z-Boy operating unit. We incurred production inefficiencies and unfavorable manufacturing variances which reduced gross margin slightly for the first nine months of fiscal 2006.

o
The first nine months of fiscal 2007 were impacted by a restructuring gain totaling $0.4 million whereas the first nine months of 2006 had restructuring expense of $8.4 million.

Selling, General and
Administrative Expenses

Selling, general and administrative
expenses (S,G&A) increased $16.6 million due primarily to the addition of 13 retail stores in our Retail Group and expansion in our VIEs. S,G&A also increased as a percent of sales in fiscal 2007 compared to the prior year. The higher level of S,G&A in dollars was mainly attributable to:

o
The Retail Group
and our VIEs have a higher S,G&A structure than our Upholstery and O
Casegoods Groups. As the retail side of our business grows as an overall percentage of our net
sales, the overall S,G&A percentage increases as a percent of sales. The impact on the first nine months of fiscal 2007 was approximately 0.9 percentage points greater than the same period of fiscal 2006.

o

We incurred additional expenses in the Retail Group related to six acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as transitional costs which added to S,G&A for the first nine months of fiscal 2007.
In addition the new retail locations impacted our S,G&A as a percent of sales due to start-up costs.

o
The adoption of
Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment had a $2.0 million impact during the first nine months of fiscal 2007 for the expensing of stock options.

Somewhat offsetting these increases
in S,G&A was a reduction of our warranty reserve by $3.9 million due to changes in estimates based on recent reductions in historical claims resulting from improved product quality, and changes in estimated amounts required for currently known warranty issues.

Restructuring

Restructuring costs totaled $4.7
million for the first nine months of fiscal 2007 as compared to $8.4 million in the first nine months of fiscal 2006. The restructuring costs in the current year related to our consolidation of warehouses and the announcement to exit the Pittsburgh, PA market. These costs were comprised mainly of lease termination and other restructuring costs. The restructuring costs for the prior year mainly related to the closure of our Canadian manufacturing facility.

Operating Margin

Our consolidated operating margin was
1.5% for the first nine months of fiscal 2007 and included 0.4 percentage points of restructuring charges. Operating margin for the prior year nine months was 1.4% and included 0.7 percentage points of restructuring charges.

The Upholstery Group operating
margin increased 1.1 percentage points for the first nine months of fiscal 2007 over the prior year. The closure of our Canadian manufacturing plant and the increase in utilizing cut and sewn fabric kits improved our profitability in addition to other cost reduction efforts that occurred in the past year.

Our Casegoods Group operating
margin increased 1.7 percentage points during the first nine months of fiscal 2007 versus the first nine months of fiscal 2006. The significant changes that were made in the overhead structure as a result of transitioning to a primarily imported business model from a manufacturing based business model have allowed us to increase our operating margin despite the reduction in sales volume.

Our Retail Group operating
margin decreased by 3.0 percentage points during the first nine months of fiscal 2007 in comparison to the first nine months of fiscal 2006. Although our sales increased when compared with the prior year, we purchased, opened, relocated or converted 21 stores over the past twelve months as well as closed five stores, which increased our fixed costs as we assimilated these changes. As we continue to aggressively open these stores, consolidate our warehouses, convert our operating systems and reduce our overall operating costs, we will continue to experience these excess costs in the short-term that is affecting our profitability. We anticipate that it will take 15 months to achieve profitability.

Corporate and Other operating
loss increased $7.8 million during the first nine months of fiscal 2007 when compared to the first nine months of fiscal 2006. Gains recognized in S,G&A in the prior year on long-lived assets that we sold were $1.1 million higher than the same period of the current year. We paid consulting fees of $1.6 million for the review of our Retail operations in order to assess our plan to improve profitability. The adoption of SFAS
123(R) in the first quarter of fiscal 2007 contributed $2.0 million of stock option expense in the first nine months of fiscal 2007. Our VIEs’ operating losses for the first nine months of fiscal 2007 were $1.1 million greater than the first nine months of fiscal 2006.

Income from Continued
Dumping and Subsidy Offset Act

We recorded $3.4 million as Income
from Continued Dumping and Subsidy Offset Act, net of legal expenses, during the first nine months of fiscal 2007 from the receipt of funds under the Continued Dumping and
Subsidy Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture imported from China.  Receipt of funds during the prior year was insignificant.  The CDSOA provides for distribution of monies collected by U.S.
Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

Interest Expense

Interest expense for the first nine
months of fiscal 2007 was less than the first nine months of fiscal 2006 due to a $50.0 million decrease in our average debt, slightly offset by a 0.5 percentage point increase in our floating rate debt.

Income Taxes

Our effective tax rate for
continuing operations was 37.1% in the first nine months of fiscal 2007 compared to 39.5%
in fiscal 2006. Overall income taxes for the first nine months of fiscal 2007 were affected by the write-down of the Sam Moore goodwill which was designated as a discontinued operation and the write-down of the operating assets and trade names of
Clayton Marcus and Pennsylvania House that have also been designated as discontinued
operations. These two entities had substantial state net operating losses that were fully reserved, consequently we could not record a state tax benefit related to the write-down of their assets. In addition, the current year tax rate also reflects the positive impact of reducing the valuation reserve relative to the net operating losses of our Canadian subsidiary. This valuation reserve adjustment was based on a change in Canadian law that increased the carry-forward period from ten to twenty years.

Liquidity and Capital
Resources

Our total assets at the end of the
third quarter of fiscal 2007 decreased $82.3 million compared to the end of fiscal 2006. A large portion of that change related to the sale of our American of Martinsville operating unit. The cash generated as a result of that sale was used to reduce debt. In addition, we wrote off $10.9 million of intangibles and $6.6 million of inventory and fixed assets related to the discontinued operations during the current quarter. Although this write-off was non-cash, it did reduce our overall asset base.

Our sources of cash liquidity include
cash and equivalents, cash from operations and amounts available under credit facilities.
These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for the first nine months of fiscal 2007 were
$21.0 million compared to $20.5 million during the first nine months of fiscal 2006.
During the first quarter of fiscal 2007 we exercised a $3.0 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be about $28 to $32 million in fiscal 2007. After amending our debt agreement as discussed under financing activities, we had unused lines of credit and commitments of $198.4 million under several credit arrangements.

The following table illustrates the
main components of our cash flows:

Nine Months Ended

    Cash Flows Provided From (Used For)  (Amounts
    in thousands)

    1/27/07

    1/28/06

Operating activities

    Net
income, depreciation, write-down of assets and deferred taxes

$
21,188

$
21,855

    Gain on
sale of discontinued operations (net of tax)

(1,280
)

--

Restructuring

4,720

8,411

    Working
capital and other

(23,211
)

21,612

    Cash
provided from operating activities

1,417

51,878

Investing activities

36,164

(27,179
)

Financing activities

Repurchase of common stock

(6,947
)

(10,889
)

Net increase in debt

(19,968
)

(17,054
)

    Other
financing activities and exchange rate changes

(17,271
)

(13,953
)

Net decrease in cash and cash equivalents

$
(6,605
)
$
(17,197
)

Operating Activities

During the first nine months of
fiscal 2007, net cash provided by operating activities was $1.4 million, compared to $51.9 million in the first nine months of fiscal 2006. The decrease in 2007 operating cash flows was due mainly to a decrease in accounts payable and accrued liabilities of $33.5 million which related to our overall reduction in business. If business returns to historical levels, we believe these liabilities would change proportionately. Discontinued operations did not have a significant impact on the cash provided by operating activities in the first nine months of fiscal 2007.

Investing Activities

During the first nine months of
fiscal 2007, net cash provided by investing activities was $36.2 million, whereas $27.2 million was used in investing activities during the first nine months of fiscal 2006.
Discontinued operations contributed $2.4 million to cash provided by investment activity as a result of a property sold during the first nine months of fiscal 2007. The increase in cash provided by investing activities in fiscal 2007 was primarily due to the $33.2 million in proceeds received for the sale of our operating unit American of Martinsville.
Additionally, $25.0 million in proceeds was generated by the sale of six properties during fiscal 2007. Three of the properties involved a sale-leaseback transaction which we entered into with a third party. These increases in cash flow were somewhat offset by
$21.0 million in capital expenditures.

Financing Activities

Our financing activities included
borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $44.3 million of cash in financing activities in the first nine months of fiscal 2007 compared to $42.2 million of cash used in financing activities during the first nine months of fiscal 2006. Our discontinued operations did not have a material impact on cash flows from financing activities for the first nine months of fiscal 2007.

The following table summarizes our
contractual obligations of the types specified:

    Payments
      by Period

    (Amounts in thousands)

    Total

    Less than
      1 Year

    1-3
      Years

    4-5
      Years

    More than
      5 Years

Long-term debt obligations

$
148,241

$
1,920

$
79,422

$
9,767

$
57,132

    Capital
lease obligations

2,188

1,392

796

--

--

    Operating
lease obligations

338,002

40,671

77,407

59,523

160,401

    Interest
obligations

27,782

7,529

11,404

5,956

2,893

    Other
long-term liabilities not

         reflected
on our balance sheet

333

97

236

--

--

Total contractual obligations

$
516,546

$
51,609

$
169,265

$
75,246

$
220,426

On February 9, 2007, we executed an
amendment to our credit agreement to modify its fixed charge coverage ratio requirements and interest rate provisions and to reduce our unsecured revolving credit facility from
$150 million to $100 million.

Our debt-to-capitalization ratio was
25.4% at January 27, 2007, 26.5% at April 29, 2006, and 29.2% at January 28, 2006.

On October 28, 1987, our Board of
Directors announced the authorization of a plan to repurchase company stock. The plan originally authorized 1.0 million shares and, subsequent to October 1987, 22.0 million additional shares were added to this plan for repurchase. As of January 27, 2007, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the third quarter of fiscal 2007.

We have guaranteed various leases of
dealers with proprietary stores. The total amount of these guarantees is $15.3 million. Of this, $3.4 million will expire within one year, $4.2 million in one to three years, $2.7 million in four to five years, and $5.0 million thereafter. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product.
At the end of the third quarter of fiscal 2007, we had $57.0 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.

Continuing compliance with existing
federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

 Restructuring

During the second and third quarters
of fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed.  Approximately 60 jobs were eliminated as a result of these closures.  We recorded pre-tax restructuring charges of $5.1 million or $0.06 per share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in
addition to other relocation costs which were expensed as incurred.   These
costs were reported as a component of Selling, General and Administrative costs.  The write-down was accounted for in accordance with SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal
Activities.

Offsetting these expenses was a
pre-tax gain recognized in the second quarter of fiscal 2007 of $0.4 million or less than
$0.01 per share relating to the sale of a property idled as part of a previous restructuring.  This gain was recorded as a component of cost of sales.

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

As of January 27, 2007, we had a
liability of $2.8 million which is expected to be paid out or written off as follows:  $1.5 million in the fourth quarter of fiscal 2007, $0.5 million in fiscal
2008, $0.3 million in fiscal 2009, $0.3 million in fiscal 2010 and $0.2 million thereafter.

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

The fair value of each option grant
was estimated using the Black-Scholes option-pricing model. For the options granted in the third quarter of fiscal 2007, expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures were estimated at the date of grant based on historical experience.

Under the modified-prospective
transition method, financial results for periods prior to fiscal 2007 were not restated.
In accordance with APB Opinion No. 25, there was no stock-based compensation expense recognized related to employee stock options during the third quarter of fiscal
2006.

Stock-based compensation expense
recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the third quarter of fiscal 2007 was $0.5 million, which reduced net income by $0.3 million and earnings per share by $0.01 for the quarter. Stock-based compensation expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the first nine months of fiscal 2007 was $2.0 million, which reduced net income by $1.2 million and earnings per share by $0.02 for the first nine months of the year. As of
January 27, 2007, there was $3.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.8 years.

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

According to CBP, as of October 1,
2006, approximately $156.6 million in antidumping duty cash deposits had been collected and were potentially available for distribution under CDSOA to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from
China. These funds are subject to adjustment, as the amount of the actual duties is determined retrospectively for those imports that are subject to annual administrative reviews conducted by the U.S. Department of Commerce. Further, certain importers and
Chinese producers have appealed the initial findings of the anti-dumping order to the U.S.
Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of duties ultimately available for distribution. The tariffs attributable to importers and Chinese producers whose imports are subject to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amount ultimately available for distribution in this case during calendar 2007 will depend on the amount of duties on customs entries that CBP has liquidated by September 30, 2007 (i.e., that are not subject to administrative reviews and pending legal appeals). Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other domestic producers requesting distribution for the relevant time periods under CDSOA. Our percentage allocation for payments received in calendar 2006 was approximately 18%. We recorded $3.4 million, net of legal fees, from CDSOA payments received in fiscal 2007. The percentage allocation included our American of Martinsville division. Although we sold the division during the first quarter of fiscal 2007, we have retained certain rights to payments received by the division subsequent to the sale. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive during the remainder of fiscal 2007 or thereafter under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

Recent Accounting
Pronouncements

FASB Interpretation No. 48

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

FASB Statement of
Financial Accounting Standards No. 157

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

FASB Statement of
Financial Accounting Standards No. 158

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
2006.

We are currently evaluating the
impact this statement will have on our consolidated financial statements and expect the adoption of SFAS No.158 could result in a $9.0 million increase in our pension liability.  By the time this statement is adopted on April 28, 2007, plan performance and actuarial assumptions could have a significant impact on the actual amounts recorded.
The new measurement date requirement applies for fiscal years ending after December 15,
2008, however this requirement will not have an impact on our financial statements as we currently measure the funded status of our plans as of our year end date.

SEC Staff Accounting
Bulletin No. 108

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

Business Outlook

Although we have made strides in our
wholesale divisions from a margin perspective, the challenging retail environment persists and we believe the industry, overall, will continue to go through a difficult period.  For the fiscal 2007 fourth quarter, we expect sales to be down 8% to 10%
compared with last year’s fourth quarter and expect earnings per share to be in the range of $0.03 to $0.07, including up to a $0.01 per share charge for stock option expense. In last year’s fourth-quarter, we reported a loss per share of $0.20, which included a $0.44 write-down of intangibles.

ITEM 3. QUANTITATIVE AND
QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market
risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $100 million revolving credit facility under which we had no borrowings at
January 27, 2007. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2007 based upon the current levels of
exposed liabilities.

We are exposed to market
risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time though at January 27, 2007, we had no foreign exchange forward contracts outstanding. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future.  We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2007.

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

PART II — OTHER
INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

There have been no material changes to the matters discussed in
Part I, Item 3 - Legal Proceedings in our Annual Report on Form 10-K for the
year ended April 29, 2006 as filed with the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk
factors during the third quarter of fiscal 2007.  Our risk factors are disclosed in our Form 10-K for the year ended April 29, 2006.

ITEM 5. OTHER INFORMATION

On February 9, 2007, we executed a
second amendment to our March 30, 2004 credit agreement with Wachovia Bank,
National Association, as administrative agent, and our lenders to reduce the commitment amount and to modify its fixed charge coverage ratio requirements, priority debt ratio and interest rate provisions.

ITEM 6. EXHIBITS

Exhibit Number

Description

(4)

    Second Amendment dated
February 9, 2007 to Credit Amendment dated as of March 30, 2004

(31)

Certifications of Executive Officers pursuant to Rule 13a-14(a)

(32)

    Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(99.1)

    Press Release dated
February 13, 2007

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
(Registrant)

Date: February 13, 2007

 BY:  /s/ Mark Copping ——————————————
Mark Copping Corporate Controller On behalf of the registrant and as Chief Accounting Officer

Exhibit 4

SECOND AMENDMENT TO
CREDIT AGREEMENT

        THIS
SECOND AMENDMENT TO CREDIT AGREEMENT (this “Amendment”), dated as of
February 9, 2007, is by and among LA-Z-BOY INCORPORATED, a Michigan corporation,
(the “Borrower”), those Subsidiaries of the Borrower identified as a
“Guarantor” on the signature pages hereto (individually a
“Guarantor” and collectively the “Guarantors”), and
WACHOVIA BANK, NATIONAL ASSOCIATION, as administrative agent for the Lenders (in such capacity, the “Administrative Agent”).

W I T N E S S E T H

        WHEREAS,
the Borrower, the Guarantors, the several banks and other financial institutions as may from time to time become parties thereto (the “Lenders”), and the
Administrative Agent have entered into that certain Credit Agreement dated as of March 30,
2004 (as previously amended and/or modified and as further amended, modified, supplemented, restated or amended and restated from time to time, the “Credit
Agreement”; capitalized terms used but not otherwise defined herein shall have the meaning ascribed thereto in the Credit Agreement);

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

ARTICLE I

AMENDMENTS TO CREDIT
AGREEMENT

      1.1 Definitions.

                    (a)
               The pricing grid set forth in the definition of “Applicable
               Percentage” in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

Level
      Funded Debt
to Total Capitalization Ratio
      Alternate
Base Rate Margin for Revolving Loans
      LIBOR Rate
Margin for Revolving Loans and Standby Letter of Credit Fee
      Commercial
and Trade Letters of Credit Fee
      Facility
Fee

I
      > .400 to
1.0
0.100%
1.100%
0.7000%
0.200%

II
      < .400 to
1.0 but > .250 to 1.0
0.000%
0.850%
0.5750%
0.150%

III
      < .250 to
1.0
0.000%
0.775%
0.5375%
0.125%

    (b)
               The definition of “Aggregate Revolving Committed Amount” is hereby amended by replacing the words “ONE HUNDRED FIFTY MILLION DOLLARS
               ($150,000,000)” with the words “ONE HUNDRED MILLION DOLLARS
               ($100,000,000)".

               1.2
Fixed Charge  Coverage Ratio.
Section 6.7(b) of the Credit  Agreement is hereby amended and restated in its entirety to read as follows:

                    (b)
               Fixed Charge Coverage Ratio. On a consolidated basis, maintain a Fixed
               Charge Coverage Ratio as of the end of each fiscal quarter of greater than or equal to the following:

Period
      Required
Fixed Charge Coverage Ratio

      Closing Date through October
29, 2005
2.50 to 1.00

      October 30, 2005 through
July 29, 2006
2.30 to 1.00

      July 30, 2006 through
January 26, 2007
2.50 to 1.00

      January 27, 2007 through
April 27, 2007
2.25 to 1.00

      April 28, 2007 through
January 25, 2008
2.10 to 1.00

      January 26, 2008 through
April 25, 2008
2.25 to 1.00

      April 26, 2008 and
thereafter
2.50 to 1.00

               1.3
Indebtedness.  Section 7.1(a) and (b) of the Credit  Agreement is hereby amended and restated in its entirety to read as follows:

(a) Reserved;

                    (b)
               Priority Debt; provided that at all times the ratio of Priority Debt to Total Capitalization shall be less than or equal to 0.10 to 1.00; and

ARTICLE II

CONDITIONS TO
EFFECTIVENESS

               2.1
Closing  Conditions.  This Amendment shall become effective as of the day and year set forth above upon  satisfaction of the following conditions (in form and substance reasonably acceptable to the Administrative Agent):

     (a)
          Executed Amendment. The Administrative Agent shall have received a copy of this Amendment duly executed by each of the Credit Parties and the
          Administrative Agent, on behalf of the Required Lenders.

     (b)
          Executed Consents. The Administrative Agent shall have received executed consents, in substantially the form of Exhibit A attached hereto, from the Required Lenders authorizing the Administrative Agent to enter into this
          Amendment on their behalf. The delivery by the Administrative Agent of its signature page to this Amendment shall constitute conclusive evidence that the consents from the Required Lenders have been obtained.

     (c)
          Fees and Expenses. The Administrative Agent shall have received from the
          Borrower, on behalf of each Lender that executes and delivers a Lender Consent to the Administrative Agent by 2:00 p.m. (Charlotte, NC time) on February 9,
          2007, an amendment fee in an amount equal to 10.0 basis points on the aggregate
          Revolving Commitments (as amended by this Amendment) of such approving Lenders.
          In addition, the Administrative Agent shall have received from the Borrower such other fees and expenses that are payable in connection with the consummation of the transactions contemplated hereby, including, without limitation, the reasonable fees and expenses of Moore & Van Allen PLLC.

     (d)
          Miscellaneous. All other documents and legal matters in connection with the transactions contemplated by this Amendment shall be reasonably satisfactory in form and substance to the Administrative Agent and its counsel.

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

        3.2
Reduction in Aggregate Revolving Committed Amount. It is acknowledged and agreed that the reduction of the Aggregate Revolving Committed Amount shall be made pro rata according to the respective Commitment Percentages of the Lenders.

                 3.3
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

        3.4
Acknowledgment of Guarantors. The Guarantors acknowledge and consent to all of the terms and conditions of this Amendment and agree that this Amendment and all documents executed in connection herewith do not operate to reduce or discharge the
Guarantors’ obligations under the Credit Documents.

        3.5
Credit Document.  This Amendment shall constitute a Credit Document under the terms of the Credit Agreement.

        3.6
Entirety. This Amendment and the other Credit Documents embody the entire agreement between the parties hereto and supersede all prior agreements and understandings, oral or written, if any, relating to the subject matter hereof.

        3.7
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

        3.8
Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

        3.9
GOVERNING LAW. THIS AMENDMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES
UNDER THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE
WITH, THE LAW OF THE STATE OF NORTH CAROLINA.

        3.10
Consent to Jurisdiction; Service of Process. The jurisdiction and service of process provisions set forth in Sections 11.14 of the Credit Agreement are hereby incorporated by reference, mutatis mutandis.

        3.11
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
CLAIMS, DEMANDS, DAMAGES AND LIABILITIES OF WHATEVER KIND OR NATURE, IN LAW OR IN EQUITY,
NOW KNOWN OR UNKNOWN, SUSPECTED OR UNSUSPECTED TO THE EXTENT THAT ANY OF THE FOREGOING
ARISES FROM ANY ACTION OR FAILURE TO ACT UNDER THE CREDIT AGREEMENT OR UNDER THE OTHER
CREDIT DOCUMENTS ON OR PRIOR TO THE DATE HEREOF.

LA-Z-BOY INCORPORATED
SECOND AMENDMENT TO
CREDIT AGREEMENT

        IN WITNESS
WHEREOF the Borrower, the Guarantors and the Administrative Agent, on behalf of the
Required Lenders, have caused this Amendment to be duly executed on the date first above written.

BORROWER:

LA-Z-BOY
INCORPORATED, a Michigan corporation
 By:  ——————————————
Name: Title:

GUARANTORS:

KINCAID
FURNITURE COMPANY INCORPORATED, a Delaware corporation

ENGLAND, INC., a Michigan
corporation

BAUHAUS U.S.A., INC., a
Mississippi corporation

LA-Z-BOY GREENSBORO,
INC., a North Carolina corporation

LZB MANUFACTURING, INC.,
a Michigan corporation

By:
——————————————

Name:
Title:

ADMINISTRATIVE AGENT:

WACHOVIA
BANK, NATIONAL ASSOCIATION,  as a lender and as Administrative Agent on behalf of the Required Lenders
 By:  ——————————————
Name: Title:

EXHIBIT A

FORM OF

LENDER CONSENT

See Attached.

LENDER CONSENT

        This
Lender Consent is given pursuant to the Credit Agreement, dated as March 30, 2004 (as previously amended and modified, the “Credit Agreement”; and as further amended by the Amendment (as hereinafter defined), the “Amended Credit
Agreement”), by and among LA-Z-BOY INCORPORATED, a Michigan corporation,
(the “Borrower”), those Subsidiaries of the Borrower identified as a
“Guarantor” on the signature pages thereto (individually a
“Guarantor” and collectively the “Guarantors”), the
lenders and other financial institutions from time to time party thereto (the
“Lenders”) and WACHOVIA BANK, NATIONAL ASSOCIATION, as
administrative agent on behalf of the Lenders (in such capacity, the
“Administrative Agent”). Capitalized terms used herein shall have the meanings ascribed thereto in the Credit Agreement unless otherwise defined herein.

        The
undersigned hereby approves the Second Amendment to Credit Agreement (the
“Amendment”), dated as of February [9], 2007 by and among the
Borrower, the Guarantors party thereto, and the Administrative Agent and hereby authorizes the Administrative Agent to execute and deliver the Amendment on its behalf and, by its execution below, the undersigned agrees to be bound by the terms and conditions of the
Amendment and the Amended Credit Agreement.

        Delivery
of this Lender Consent by telecopy shall be effective as an original.

        A
duly authorized officer of the undersigned has executed this Lender Consent as of the ___
day of ______________, 2007.

 ——————————————,
as a Lender By: —————————————— Name: —————————————— Title: ——————————————

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
February 13, 2007
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
February 13, 2007
    /s/
    Louis M. Riccio, Jr.
          Louis M. Riccio, Jr. Chief Financial Officer

EXHIBIT (32)

CERTIFICATION
OF EXECUTIVE OFFICERS

Pursuant to 18 U.S.C.
section 1350, each of the undersigned officers of La-Z-Boy Incorporated (the
“Company”) hereby certifies, to such officer’s knowledge, that the Company’s
Quarterly Report on Form 10-Q for the period ended January 27, 2007 (the “Report”)
fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the
Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Kurt L. Darrow

Kurt L. Darrow
President and Chief Executive
Officer
 February 13,
2007

/s/ Louis M.
Riccio, Jr.

Louis M. Riccio, Jr.
Senior Vice President and Chief Financial
Officer
February 13, 2007

The
foregoing certification is being furnished pursuant to 18 U.S.C. Section 1350 and the applicable rules of the Securities and Exchange Commission. It is not to
be deemed  “filed” for purposes of Section 18 of the Securities Exchange Act of
1934 or otherwise subject to the liability of that section and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent, if any, the Company specifically incorporates it by reference.)

EXHIBIT (99.1)

NEWS RELEASE

     Contact:  Mark Stegeman

     (734) 241-4418

     mark.stegeman@la-z-boy.com

Kathy Liebmann
     (734) 241-2438

     kathy.liebmann@la-z-boy.com

LA-Z-BOY REPORTS
THIRD-QUARTER OPERATING RESULTS

MONROE, MI. February 13,
2007—La-Z-Boy Incorporated (NYSE: LZB) today reported its operating results for its fiscal 2007 third quarter ended January 27, 2007. Net sales for the quarter were
$403.9 million, down 9.6%, compared with the prior-year period. The company posted a per-share loss of $0.15, which included an after-tax $0.28 per-share loss from discontinued operations, most of which was attributable to the non-cash write-down of intangible assets of businesses held for sale. Income from continuing operations was $0.13 per share. The per-share amounts also included an after-tax restructuring charge of $0.03 per share relating to the company-owned retail operation, non-cash stock option expense of
$0.01 per share after tax and income per share of $0.04 after tax related to anti-dumping duties received on bedroom furniture imported from China. In last year’s third quarter, the company reported earnings per share from continuing operations of $0.19, which included an after-tax per share restructuring charge of $0.01.

For the nine months ended January 27,
2007, net sales were $1.2 billion, a decrease of 2.8% compared with the prior-year period.  The company posted a per-share loss of $0.07 for the nine-month period, including an after-tax loss of $0.28 per share for discontinued operations, most of which is attributable to the write-down of intangible assets of businesses held for sale. Income from continuing operations was $0.21 per share. The per-share amounts also included an after-tax restructuring charge of $0.06 relating to the company-owned retail operation, non-cash stock option expense of $0.02 per share after tax, and income per share of $0.04 after tax related to anti-dumping duties. These results compare with last year’s earnings per share from continuing operations of $0.13 per share, which included after-tax restructuring charges of $0.10 per share.

Kurt L. Darrow, President and CEO,
said, “Despite the challenging sales environment pervasive throughout our industry, we were able to improve margins in our wholesale businesses while doing an excellent job managing our inventory, reducing our debt and generating cash. In our company-owned retail segment, we continued to execute against our strategy to strengthen our performance and, therefore, expect meaningful improvement in our next fiscal year. We also took a number of steps to strategically align our portfolio of companies for the future and will strive diligently towards a smooth transition for both our customers and employees of Sam Moore,
Pennsylvania House and Clayton Marcus. We appreciate their dedication to the brands and their continued support as we go through this process and are in discussions with potential buyers who would be suitable long-term partners for those businesses.”

Upholstery

For the fiscal 2007 third quarter,
the company achieved an operating margin of 7.6% on a year-over-year sales decrease of
11.8%. Darrow stated, “On significantly lower volume, we were able to hold our margin against last year’s third quarter and increase it sequentially from our fiscal 2007 second quarter. This performance continues to demonstrate the success of our cost-containment initiatives, which are focused on increased global sourcing as well as the conversion of our La-Z-Boy branded facilities to the cellular production process, which will improve our speed to market and quality while lowering costs.”

During the quarter, the company
signed a letter of intent to sell its Sam Moore upholstered chair operations to Hooker
Furniture and results from Sam Moore are included in discontinued operations. A separate press release announcing the pending transaction was distributed simultaneously with this news release.

Darrow continued, “We are also
working to broaden our distribution and further strengthen the La-Z-Boy Furniture
Galleries® store system.” For the quarter, the La-Z-Boy Furniture Galleries®
store system, which includes both company-owned and independent-licensed stores, opened eight new stores, relocated and/or remodeled eight and closed three, bringing the total store count to 340, of which 187 are in the New Generation format. Darrow noted, “We are on track to open, relocate or remodel approximately 45 New Generation stores in the overall network in fiscal 2007 and plan in the fiscal fourth quarter to add four new stores to the system, relocate or convert four and close eight.”

System-wide, for the fourth calendar
quarter, including company-owned and independent-licensed stores, same-store written sales, which the company tracks as an indicator of retail activity, were down 8.3% and total sales, which includes new stores, decreased 5.1%.

Casegoods

In the third quarter, casegoods sales
were $63.1 million, down 14.6% from last year’s third quarter. The segment’s operating margin was 9.1%, versus last year’s third-quarter margin of 7.9%. Darrow stated, “As a result of transitioning our business to primarily an import model with a heavily variable cost structure, we posted solid operating margins.”

Darrow added, “During the
quarter we continued to evaluate the various companies within our portfolio and our Board approved a plan to sell our Pennsylvania House/Clayton Marcus operation and their results are included in discontinued operations. Pennsylvania House has very strong consumer brand recognition and, together with Clayton Marcus, we will explore alternatives to maximize returns to our shareholders. Looking ahead in our casegoods business, we will maintain our focus on competitive new product introductions, with superior design and quality, while improving our service levels to our customers.”

During the quarter, our petitioning
casegoods companies collectively received $3.4 million in Continued Dumping and Subsidy
Offset Act of 2000 (CDSOA) payments, net of legal expenses, in duties collected in connection with the dumping of wooden bedroom furniture imported from China and is not included in the segment’s operating income.

Retail

For the quarter, retail sales were
$61.1 million compared with $57.4 million in last year’s third quarter. On an operating basis, the segment incurred a loss, primarily as a result of the difficult retail environment, transition costs and its high fixed-cost structure relative to current volume.

Darrow commented, “We continued
to make significant changes to our company-owned retail operation this quarter. We opened four new company-owned stores, relocated one and converted two stores into the New
Generation format. Our strategy for company-owned stores remains focused on the top 25 markets in North America where we can have a large enough store system in the right locations to further leverage our retail fixed cost structure. After evaluating our company-owned network of stores, we made the decision to exit the Pittsburgh, Pennsylvania market in order to focus on the larger markets with greater potential. We are in the process of closing four stores and a warehouse which will be completed at the end of our fourth quarter.”

Darrow added, “La-Z-Boy
Incorporated owns 72 stores, including 44 in the New Generation format. For the fourth quarter, the company plans to add four New Generation stores to its retail segment: two new stores and two relocations/conversions, and will close six. This would bring the total number of company-owned stores opened, remodeled and/or relocated during fiscal 2007 to
19, with the total number of stores in the new format to 48, representing 71% of the 68 stores anticipated at fiscal year end. Our retail group continues to make progress in three key areas. We are increasing sales by adding stores, converting and relocating existing stores to the new format and achieving economies of scale through better penetration in our markets. Second, we are reducing redundancies and costs by consolidating individual market operations and have already implemented a new operating system in our Northeast region which will be rolled out to our other markets with completion expected this Fall. Third, we are improving gross margins as we re-merchandise the operations acquired over the past two years.

Restructuring

During the quarter, a pre-tax
restructuring charge of $2.9 million, or $0.03 after-tax per share, was recorded and principally relates to the store closings in the Pittsburgh, Pennsylvania market and related contract termination costs for leases, severance and benefits, the write-down of certain leasehold improvements and other restructuring costs.

Balance Sheet

For the quarter, the company’s
debt-to-capitalization ratio stood at 25.4%, a decrease from fiscal 2006 year end’s ratio of 26.5%. The company did not repurchase any shares in the third quarter and has approximately 5.4 million shares remaining in its program.

Business Outlook

Commenting on the company’s
business outlook, Darrow noted: “Although we have made strides in our wholesale divisions from a margin perspective, the challenging retail environment persists and we believe the industry, overall, will continue to go through a difficult period.  For the fiscal 2007 fourth quarter, we expect sales to be down 8% to 10% compared with last year’s fourth quarter and expect earnings per share to be in the range of $0.03 to
$0.07, including up to a $0.01 per share charge for stock option expense. In last year’s fourth-quarter, we reported a loss per share of $0.20, which included a $0.44 write-down of intangibles.”

Forward-looking
Information

Any forward-looking statements
contained in this news release are based on current information and assumptions and represent management’s best judgment at the present time. Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e)
continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) the potential disruptions from Chinese imports; (i) inventory supply price fluctuations; (j) the impact of imports as it relates to continued domestic production; (k) changes in currency exchange rates; (l) competitive factors; (m) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (n) effects of restructuring actions; (o) changes in the domestic or international regulatory environment; (p) not fully realizing cost reductions through restructurings; (q) ability to implement global sourcing organization strategies; (r) the impact of new manufacturing technologies; (s) the future financial performance and condition of independently operated dealers that we are required to consolidate into our financial statements or changes requiring us to consolidate additional independently operated dealers; (t) fair value changes to our intangible assets due to actual results differing from projected; (u) the impact of adopting new accounting principles; (v) the impact from natural events such as hurricanes, earthquakes and tornadoes; (w) the ability to turn around under-performing retail stores; (x) the impact of retail store relocation costs, the success of new stores or the timing of converting stores to the New Generation format; (y) the ability to procure fabric rolls or cut and sewn fabric sets domestically or abroad; (z) the ability to sell the discontinued operations for their recorded fair value; and (aa) factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

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

Background Information

La-Z-Boy Incorporated is one of the
world’s leading residential furniture producers, marketing furniture for every room of the home. The La-Z-Boy Upholstery Group companies are Bauhaus, Centurion, England and
La-Z-Boy. The La-Z-Boy Casegoods Group companies are American Drew, Hammary, Kincaid and
Lea.

The corporation’s proprietary
distribution network is dedicated exclusively to selling La-Z-Boy Incorporated products and brands, and includes 340 stand-alone La-Z-Boy Furniture Galleries® stores and 307
La-Z-Boy In-Store Galleries, in addition to in-store gallery programs at the company’s Kincaid, England and Lea operating units. According to industry trade publication In Furniture, the La-Z-Boy Furniture Galleries retail network is North
America’s largest single-brand furniture retailer. Additional information is available at http://www.la-z-boy.com/.

LA-Z-BOY
INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited,
amounts in thousands, except per share data)

    Third Quarter Ended

    %
Over

    Percent of Sales

    1/27/07

    1/28/06

    (Under)

    1/27/07

    1/28/06

Sales

$
403,874

$

446,614

-9.6
%

100.0
%

100.0
%

Cost of sales

Cost of goods sold

291,225

331,684

-12.2
%

72.1
%

74.3
%

Restructuring

--

594

-100.0
%

--

0.1
%

Total cost of sales

291,225

332,278

-12.4
%

72.1
%

74.4
%

Gross profit

112,649

114,336

-1.5
%

27.9
%

25.6
%

Selling, general and administrative

100,704

96,648

4.2
%

24.9
%

21.6
%

Restructuring

2,855

--

N/M

0.7
%

--

Operating income

9,090

17,688

-48.6
%

2.3
%

4.0
%

Interest expense

2,750

2,965

-7.3
%

0.7
%

0.7
%

      Income from Continued
      Dumping and  Subsidy Offset Act, net

3,430

--

N/M

0.8
%

--

Other income, net

1,998

1,390

43.7
%

0.5
%

0.3
%

Income from continuing operations before income taxes

11,768

16,113

-27.0
%

2.9
%

3.6
%

Income tax expense

4,823

6,132

-21.3
%

41.0
%*

38.1
%*

Income from continuing operations

6,945

9,981

-30.4
%

1.7
%

2.2
%

       Income (loss) from discontinued operations
(net of tax)

(14,766
)

487

N/M

-3.7
%

0.1
%

Net income (loss)

$
(7,821
)
$

10,468

-174.7
%

-1.9
%

2.3
%

Basic average shares

51,367

51,673

    Basic income  from continuing
operations per share

$
0.14

$
0.19

Discontinued operations (net of tax)

$
(0.29
)

$
0.01

Basic net income (loss) per share

$
(0.15
)
$
0.20

Diluted average shares

51,609

51,857

    Diluted income  from continuing
operations per share

$
0.13

$
0.19

Discontinued operations (net of tax)

$
(0.28
)

$
0.01

        Diluted net income (loss) per
share

$
(0.15
)
$
0.20

Dividends paid per share

$
0.12

$
0.11

*As a percent of pretax
income, not sales.

N/M = not meaningful

LA-Z-BOY
INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited,
amounts in thousands, except per share data)

    Nine Months Ended

    %
Over

    Percent of Sales

    1/27/07

    1/28/06

    (Under)

    1/27/07

    1/28/06

Sales

$
1,210,353

$

1,245,636

-2.8
%

100.0
%

100.0
%

Cost of sales

Cost of goods sold

893,431

941,684

-5.1
%

73.8
%

75.6
%

Restructuring

(400
)

8,411

-104.8
%

--

0.7
%

Total cost of sales

893,031

950,095

-6.0
%

73.8
%

76.3
%

Gross profit

317,322

295,541

7.4
%

26.2
%

23.7
%

Selling, general and administrative

294,098

277,488

6.0
%

24.3
%

22.3
%

Restructuring

5,120

--

N/M

0.4
%

--

Operating income

18,104

18,053

0.3
%

1.5
%

1.4
%

Interest expense

7,890

8,796

-10.3
%

0.7
%

0.7
%

    Income
from Continued Dumping and Subsidy Offset Act, net

3,430

--

N/M

0.3
%

--

Other income, net

3,487

1,953

78.5
%

0.3
%

0.2
%

Income from continuing operations before income taxes

17,131

11,210

52.8
%

1.4
%

0.9
%

Income tax expense

6,348

4,423

43.5
%

37.1
%*

39.5
%*

Income from continuing operations

10,783

6,787

58.9
%

0.9
%

0.5
%

       Income (loss) from discontinued operations
(net of tax)

(14,355
)

442

N/M

-1.2
%

--

Net income (loss)

$
(3,572
)
$
7,229

-149.4
%

-0.3
%

0.6
%

Basic average shares

51,509

51,819

    Basic income  from continuing
operations per share

$
0.21

$
0.13

Discontinued operations (net of tax)

$
(0.28
)

$
0.01

Basic net income (loss) per share

$
(0.07
)
$
0.14

Diluted average shares

51,743

51,950

    Diluted income from continuing
operations per share

$
0.21

$
0.13

Discontinued operations (net of tax)

$
(0.28
)

$
0.01

    Diluted net income (loss) per
share

$
(0.07
)
$
0.14

Dividends paid per share

$
0.36

$
0.33

*As a percent of pretax
income, not sales.

N/M = not meaningful

LA-Z-BOY
INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited,
amounts in thousands)

    Increase/(Decrease)

    1/27/07

    1/28/06

    Dollars

    Percent

    4/29/06

Current assets

Cash and equivalents

$
17,484

$

20,508

$
(3,024
)

-14.7
%
$
24,089

Receivables, net

217,103

274,001

(56,898
)

-20.8
%

270,578

Inventories, net

214,151

246,547

(32,396
)

-13.1
%

238,826

Deferred income taxes

31,369

29,385

1,984

6.8
%

27,276

Assets of discontinued operations

39,354

--

39,354

N/M

--

Other current assets

24,847

24,734

113

0.5
%

23,790

            Total current
assets

544,308

595,175

(50,867
)

-8.5
%

584,559

Property, plant and equipment, net

192,382

210,798

(18,416
)

-8.7
%

209,986

Goodwill

55,409

79,770

(24,361
)

-30.5
%

56,926

Trade names

9,472

18,794

(9,322
)

-49.6
%

18,794

Other long-term assets

87,339

86,096

1,243

1.4
%

100,909

            Total
assets

$
888,910

$

990,633

$
(101,723
)

-10.3
%
$
971,174

Current liabilities

Short-term borrowings

$
15,702

$

13,718

$
1,984

14.5
%
$
8,000

Current portion of long-term debt

3,312

2,566

746

29.1
%

2,844

Accounts payable

60,236

77,479

(17,243
)

-22.3
%

85,561

Liabilities of discontinued operations

5,681

--

5,681

N/M

--

Accrued expenses and other

            current
liabilities

105,636

129,203

(23,567
)

-18.2
%

128,112

            Total current
liabilities

190,567

222,966

(32,399
)

-14.5
%

224,517

Long-term debt

147,117

193,978

(46,861
)

-24.2
%

173,368

Deferred income taxes

9,605

4,946

4,659

94.2
%

14,548

Other long-term liabilities

54,961

57,723

(2,762
)

-4.8
%

48,396

Contingencies and commitments

--

--

--

--

--

Shareholders' equity

Common shares, $1 par value

51,372

51,713

(341
)

-0.7
%

51,782

Capital in excess of par value

207,184

211,273

(4,089
)

-1.9
%

210,826

Retained earnings

222,601

261,272

(38,671
)

-14.8
%

246,387

Unearned compensation

--

(3,448
)

3,448

100.0
%

(3,083
)

        Accumulated other comprehensive
                income
(loss)

5,503

(9,790
)

15,293

156.2
%

4,433

            Total shareholders'
equity

486,660

511,020

(24,360
)

-4.8
%

510,345

            Total liabilities
and

              shareholders'
equity

$
888,910

$

990,633

$
(101,723
)

-10.3
%
$
971,174

N/M = not meaningful

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF
CASH FLOWS
(Unaudited,
amounts in thousands)

Third Quarter Ended

Nine Months Ended

    1/27/07

    1/28/06

    1/27/07

    1/28/06

Cash flows from operating activities

Net income (loss)
$

(7,821
)
$

10,468

$

(3,572
)
$

7,229

Adjustments to reconcile net income (loss) to

           cash
provided by operating activities

           Write-down of assets of
businesses held for sale (net of tax)

13,674

--

13,674

--

Gain on sale of discontinued operations (net of tax)

--

--

(1,280
)

--

Restructuring

2,855

594

4,720

8,411

Change in allowance for doubtful accounts

(1,130
)

293

(263
)

444

Depreciation and amortization

6,233

7,499

20,122

21,675

Stock option and restricted stock expense

479

--

3,211

--

Change in receivables

23,847

(13,132
)

22,842

15,267

Change in inventories

2,808

20,773

(14,309
)

17,411

Change in payables

(9,849
)

4,082

(19,228
)

(5,822
)

Change in other assets and liabilities

106

4,296

(15,464
)

(5,688
)

Change in deferred taxes

(2,270
)

(1,791
)

(9,036
)

(7,049
)

Total adjustments

36,753

22,614

4,989

44,649

               Net cash provided by

operating activities

28,932

33,082

1,417

51,878

     Cash flows
from investing activities

Proceeds from disposals of assets

314

905

25,276

8,625

        Proceeds
from sale of discontinued operations

--

--

33,166

--

        Capital
expenditures

(5,984
)

(6,196
)

(20,994
)

(20,479
)

        Purchases of
investments

(5,069
)

(6,420
)

(13,461
)

(21,980
)

        Proceeds from sales
of investments

3,817

5,047

11,834

9,115

        Change
in other long-term assets

539

841

343

(2,460
)

               Net cash
provided by (used for) investing activities

(6,383
)

(5,823
)

36,164

(27,179
)

     Cash flows

used for financing activities

Proceeds from debt

12,577

14,334

91,252

86,471

Payments on debt

(32,540
)

(31,406
)

(111,220
)

(103,525
)

        Stock
issued for stock and employee benefit plans

567

909

1,333

2,954

Repurchases of common stock

--

--

(6,947
)

(10,889
)

Dividends paid

(6,212
)

(5,728
)

(18,674
)

(17,200
)

               Net cash

used for financing activities

(25,608
)

(21,891
)

(44,256
)

(42,189
)

     Effect of
exchange rate changes on cash and equivalents

14

103

70

293

     Change in cash and
equivalents

(3,045
)

5,471

(6,605
)

(17,197
)

     Cash and
equivalents at beginning of period

20,529

15,037

24,089

37,705

     Cash and
equivalents at end of period
$
17,484

$
20,508

$
17,484

$
20,508

     Cash paid
(net of refunds) during period - income taxes
$

558

$

47

$

17,655

$

1,638

     Cash
paid during period - interest
$

2,911

$

3,456

$

7,769

$

8,766

LA-Z-BOY INCORPORATED

                                           SEGMENT INFORMATION
(Unaudited,
amounts in thousands)

    Third Quarter Ended

    Nine Months Ended

    (Unaudited amounts in
thousands)

    1/27/07

    1/28/06

 1/27/07

    1/28/06

Sales

      Upholstery
Group

$
292,738

$
331,805

$
890,675

$
924,149

      Casegoods
Group

63,127

73,926

198,317

218,299

      Retail
Group

61,149

57,432

165,838

159,332

VIEs/Eliminations

(13,140
)

(16,549
)

(44,477
)

(56,144
)

Consolidated

$
403,874

$
446,614

$
1,210,353

$
1,245,636

    Operating income
(loss)

      Upholstery
Group

$
22,286

$
25,147

$
59,344

$
51,625

      Casegoods
Group

5,721

5,830

15,163

12,967

      Retail
Group

(6,738
)

(5,987
)

(23,222
)

(17,469
)

      Corporate and
Other*

(9,324
)

(6,708
)

(28,461
)

(20,659
)

Restructuring

(2,855
)

(594
)
(4,720
)

(8,411
)

Consolidated

$
9,090

$
17,688

$
18,104

$
18,053

    Prior Quarters Ended in Fiscal
    2007

    (Unaudited amounts in
thousands)

    7/29/06

    10/28/06

Sales

Upholstery Group

$
294,325

$
303,612

Casegoods Group

61,026

74,164

Retail Group

52,204

52,485

VIEs/Eliminations

(14,704
)

(16,633
)

Consolidated

$
392,851

$
413,628

Operating income (loss)

Upholstery Group

$
17,260

$
19,798

Casegoods Group

3,242

6,200

Retail Group

(7,715
)

(8,769
)

Corporate and Other*

(9,920
)

(9,217
)

Restructuring
--

(1,865
)

Consolidated

$
2,867

$
6,147

    Prior Quarters Ended in Fiscal
    2006

    (Unaudited amounts in
thousands)

    7/30/05

    10/29/05

    1/28/06

    4/29/06

Sales

Upholstery Group

$
294,071

$
298,273

$
331,805

$
341,803

Casegoods Group

70,617

73,756

73,926

74,254

Retail Group

52,655

49,245

57,432

54,106

VIEs/Eliminations

(20,648
)

(18,947
)

(16,549
)

(20,787

)

Consolidated

$
396,695

$
402,327

$
446,614

$
449,376

Operating income (loss)

Upholstery Group

$
14,645

$
11,833

$
25,147

$
31,535

Casegoods Group

3,694

3,443

5,830

4,158

Retail Group

(5,408
)

(6,074
)

(5,987
)

(8,537
)

Corporate and Other*

(6,168
)

(7,783
)

(6,708
)

(7,906
)

Write-down of intangibles
--

--

--

(22,695

)

Restructuring
--

(7,817
)
(594
)

(68

)

Consolidated

$
6,763

$
(6,398
)
$
17,688

$
(3,513

)

*Variable Interest Entities ("VIEs") are included in corporate and other.