Form 10-K
period 2007-04-28
LA-Z-BOY INC
filed 2007-06-19
CIK 57131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2007

COMMISSION FILE NUMBER 1-9656

LA-Z-BOY INCORPORATED
(Exact name of registrant as specified in its charter)

MICHIGAN	38-0751137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1284 North Telegraph Road, Monroe, Michigan (Address of principal executive offices)	48162-3390 (Zip Code)

Registrant’s telephone number, including area code (734) 242-1444
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing price on the New York Stock Exchange on October 28, 2006, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $650.8 million.

The number of common shares outstanding of the Registrant was 51,784,553 as of June 2, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 15, 2007 are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED

FORM 10-K ANNUAL REPORT FISCAL 2007

Note: The responses to Items 10 through 14 are included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 15, 2007. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in this report. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements include the information in this document regarding:

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) changes in currency exchange rates; (i) competitive factors; (j) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (k) effects of restructuring actions; (l) changes in the domestic or international regulatory environment; (m) ability to implement global sourcing organization strategies; (n) fair value changes to our intangible assets due to actual results differing from those projected; (o) the impact of adopting new accounting principles; (p) the impact from natural events such as hurricanes, earthquakes and tornadoes; (q) the impact of retail store relocation costs, the success of new stores or the timing of converting stores to the New Generation format; (r) the ability to procure fabric rolls or cut and sewn fabric sets domestically or abroad; (s) the ability to sell the discontinued operations for their recorded fair value; (t) those matters discussed in Item 1A of this Annual Report and factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

PART I

ITEM 1.	BUSINESS.

Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated in the state of Michigan, and in 1996 the name was changed to La-Z-Boy Incorporated. Since then the La-Z-Boy name has become the most recognized brand in the furniture industry. We have increased our ownership of retail stores during the past several years. La-Z-Boy Incorporated is divided into three segments — the Upholstery Group, the Casegoods Group and the Retail Group.

La-Z-Boy is the largest reclining-chair manufacturer in the world and North America’s largest manufacturer of upholstered furniture. We also manufacture and import casegoods (wood) furniture products for resale in North America. La-Z-Boy Incorporated markets furniture for every room of the home. According to the May, 2007 Top 100 ranking by Furniture Today, which is an industry trade publication, the largest retailer of single-brand upholstered furniture in the U.S. is the La-Z-Boy Furniture Galleries® stores retail network.

On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets, and on April 28, 2007, we completed the sale of our Sam Moore operating unit, an upholstered chair manufacturer. During the third quarter of fiscal 2007, we committed to a plan to sell the operating units of Clayton Marcus and Pennsylvania House which were included in the Casegoods Group. As we have continued to assess our long-term strategic direction, we have determined that these operating units do not align with our current strategic plan.

In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of our Lincolnton, North Carolina and Iuka, Mississippi upholstery manufacturing facilities, the closure of our rough mill lumber operation in North Wilkesboro, North Carolina, the consolidation of operations at our Kincaid Taylorsville, North Carolina upholstery operation and the elimination of a number of positions throughout the remainder of the organization. The Lincolnton and Iuka facility closures will occur in the first quarter of fiscal 2008 and will impact approximately 250 and 150 employees, respectively. The closure of our North Wilkesboro lumber operation, the consolidation of operations at Kincaid’s Taylorsville operation and the elimination of other positions occurred in the fourth quarter of fiscal 2007 and impacted approximately 100 positions. These decisions were made to help align our company with the current business environment and strengthen our positioning going forward.

Applicable accounting rules categorize some of our independent dealers that do not have sufficient equity to carry out their businesses without our financial support as “variable interest entities” or “VIEs.” If it is determined that we are the primary beneficiary of a VIE’s business activities, the rules require us to consolidate the VIE’s assets, liabilities, and results of operations into our consolidated financial statements. We did not become the primary beneficiary of any VIEs during fiscal 2007.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group.  The operating units in the Upholstery Group are Bauhaus, England, La-Z-Boy, U.K., and La-Z-Boy. This group primarily manufactures and sells upholstered furniture to furniture retailers and proprietary stores. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group.  The operating units in the Casegoods Group are American Drew, Hammary, Kincaid, and Lea. This group primarily sells manufactured or imported wood furniture to furniture retailers. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group.  The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores located in nine markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida. The Retail Group sells mostly upholstered furniture to end consumers through the retail network.

Due to the dispositions and the impact of discontinued operations throughout fiscal 2007, segment data was restated during fiscal 2007. Additional detailed information regarding our segments and the products which comprise the segments is contained in Note 14 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials for the Upholstery Group are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames and steel for motion mechanisms. Purchased cover is the largest raw material cost for this segment, representing about 28% of the Upholstery Group’s total material costs. We purchase cover from numerous sources, but we do rely on a limited number of major suppliers. If one of these sources experienced financial or other difficulties we could experience temporary disruptions in our manufacturing process until another source could be found. Most of the cover is purchased in a raw state (a roll or hide), then cut and sewn into parts in our plants or from third party offshore suppliers. The cover material costs are 67% fabric rolls and hides and 33% for cut and sewn parts mainly from Argentina, Asia and Brazil. Of the cut and sewn parts, 62% is manufactured by one supplier located in China. In addition we also import rolled fabric goods from overseas. We expect this trend to continue given the lower labor costs in some of these areas and other existing economic conditions. By importing cut and sewn leather and fabric sets, we are able to recognize savings compared to domestic purchases and fabrication of these parts.

Purchased hardwood parts are also components for the Upholstery Group. These purchased parts are generally external parts as opposed to frame or structural parts. The production process of these parts is relatively labor intensive, making it more cost effective to import these parts from countries which have lower labor costs. The trend of importing these parts is expected to continue.

Our Casegoods Group today is primarily an importer, marketer, distributor and manufacturer of casegood furniture. Therefore, over the last few years the amount of raw materials purchased by the Casegoods Group has been declining. The principal raw materials used in the Casegoods Group are hardwoods, plywood and chipwood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber and purchased hardwood components are the Casegoods Group’s largest raw material costs, representing about 15% of the segment’s total raw material costs, on domestically produced product.

Finished Goods Imports

The rapid growth of manufacturing capabilities in Asia has increased production capacities overseas. Due to the low labor and overhead costs in those areas, the landed manufactured cost of product coming out of those overseas manufacturing facilities is much lower than equivalent furniture produced domestically.

During fiscal 2007 and 2006, about 70% of our casegoods finished goods sales were imported. Imported finished goods represented less than 13% of our consolidated fiscal 2007 sales. While a significant portion of upholstered product sold in this country is domestically produced, there is a growing trend of imported upholstered product, particularly with leather sofas. Both imported finished goods and components have lower costs, which in turn has deflated overall selling prices to consumers in the last few years.

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

Seasonal Business

We generally experience our lowest level of sales during our first fiscal quarter for our Upholstery Group and during our first and third fiscal quarters for the Casegoods Group. When possible, we schedule production to maintain uniform manufacturing activity throughout the year to coincide with slower sales. We do, however, shut down our plants in July due to the seasonality of our sales and to perform routine maintenance on our equipment. A majority of our manufacturing facilities will shut down their production for one week in July, 2007.

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

While we are pleased with our progress in our Upholstery and Casegoods divisions, we are concerned about the macro economic environment as the energy markets remain volatile and housing starts are down. Our Retail division is continuing to feel the impact of these factors as well as the inconsistent consumer confidence across the country, which has created an unprecedented weakness in the retail environment.

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

Our transition to importing has increased inventory levels of imported finished goods while reducing domestically manufactured finished goods. During fiscal 2006 and 2007, we made a concerted effort to reduce our inventory balances. These efforts have lead to the consolidation of some of our Casegoods Group warehousing and more effective management of our inventory. Our overall inventory levels for the Casegoods Group excluding discontinued operations declined 21% over the past two years.

Dealer terms generally range between net 30-120 days. We offer some extended payment terms as part of sales promotion programs.

Customers

We sell to a significant number of furniture retailers primarily throughout the United States and Canada. We also sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores. We did not have any customers whose purchases amounted to more than 5% of our fiscal year 2007 sales for either the Upholstery Group or the Casegoods Group. Sales in our Upholstery and Casegoods Groups are almost entirely to furniture retailers. The Retail Group sales are to end-consumers.

We have formal agreements with many of our retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or in dedicated galleries within their stores. We consider these stores, as well as our own retail stores, to be “proprietary.” Excluding sales to consumers by our own retail stores and VIEs, our 2007 customer mix was about 48% proprietary, 14% major dealers (for example, Art Van, Berkshire Hathaway, Raymour & Flanigan, Havertys) and 38% general dealers.

Currently, we own 70 stand-alone La-Z-Boy Furniture Galleries® stores and consolidate four VIEs owning 29 stores. Additionally, we have agreements with independent dealers for 237 stand-alone La-Z-Boy Furniture Galleries® stores and 304 in-store galleries, all dedicated to our Upholstery furniture products. These stores also sell accessories that are purchased from approved vendors. There are 194 stand-alone La-Z-Boy Furniture Galleries® stores in the New Generation format, which generally has more space and a more updated appearance. The 194 New Generation format stores represent a 26% increase in this type of distribution in comparison to last year. About 58% of our 336 stand-alone stores are less than six years old. Additionally, the New Generation stores on average generate more revenue per square foot than the older formatted stores. Having dedicated retail floor space is important to the success of product distribution. This distribution system originated with our La-Z-Boy Furniture Galleries® stores network, which continues to have the largest number of proprietary stores and galleries among our other operating units. Viewed by itself, La-Z-Boy Furniture Galleries® stores network would be the sixth largest conventional furniture retailer in the U.S. Our proprietary distribution also includes in-store galleries for England, Kincaid and Lea’s La-Z-Boy Kidztm. Total “proprietary” floor space is approximately 11 million square feet.

It is a key part of our marketing strategy to continue to expand proprietary distribution. The network plans to open another 25-30 of our New Generation format La-Z-Boy Furniture Galleries® stores during fiscal 2008, with 10-15 of these being new stores and the remainder being store remodels or relocations. We select dealers for this proprietary distribution based on the management and financial qualifications of those dealers. The location of these proprietary stores is based on the potential for distribution in a specific geographical area. This proprietary method of distribution is beneficial to La-Z-Boy, our dealers and the consumer. For La-Z-Boy, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have been proven successful based on past experiences of other proprietary dealers. As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers. For our consumers, these stores provide a full-service shopping experience with knowledgeable sales associates and in-home design consultants to support their purchasing process.

Sales Representatives

Similar to most of the U.S. furniture industry, independent sales representatives sell our products to our dealer-customers. Typically these representatives represent one or more of our operating units’ products, but for our non-La-Z-Boy branded business they may also represent products of other furniture companies. Independent sales representatives are usually compensated based on a percentage of their actual sales for their territory plus other performance criteria. In general, we sign one-year contracts with our independent sales representatives.

Orders and Backlog

Upholstery orders are primarily built to a specific dealer order (stock order) or a special order with a down payment from a consumer (sold orders). These orders are typically shipped within two to six weeks following receipt of the order. Casegoods are primarily produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand but quicker availability to ship to customers and greater batch size manufacturing efficiencies. Additionally, increased importing of finished product over the last few years in our Casegoods Group has increased our imported finished goods inventories due to longer order lead times necessary for imported product.

As of April 28, 2007 and April 29, 2006, Upholstery Group backlogs were approximately $116 million and $154 million, respectively. Casegoods backlogs as of April 28, 2007 and April 29, 2006 were approximately $16 million and $21 million, respectively. The measure of backlog at a point in time may not be indicative of future sales performance. We do not rely entirely on backlogs to predict future sales. For most operating units, an order cannot be canceled after it has been selected for production.

Competitive Conditions

We are currently the third largest manufacturer/distributor of residential (bedroom, dining room, living and family room) furniture in the United States, as measured by annual sales volume, according to industry trade publication Furniture Today. Competitors include (in alphabetical order) Ashley, Bassett Furniture, Berkline, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Hooker Furniture, Klaussner, Natuzzi, Palliser, Stanley Furniture and Universal.

In the Upholstery Group, the largest competitors are Ashley, Bassett Furniture, Berkline, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Klaussner, Natuzzi, and Palliser.

In the Casegoods Group, our main competitors are Ashley, Bernhardt, Ethan Allen, Furniture Brands International, Hooker, Stanley, and Universal. Additionally, there are market pressures related to foreign manufacturers entering the United States market, as well as by increased direct purchasing from overseas by some of the larger United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry throughout North America; consequently, they have different competitors. La-Z-Boy Furniture Galleries® stores competitors include but are not limited to: Ashley, Bassett Furniture Direct, Ethan Allen, Thomasville Home Furnishings Stores, several other regional competitors, and family-owned independent furniture stores.

In addition to the larger competitors listed above, a substantial number of small and medium-sized firms operate within our business segments, all of which are highly competitive.

During the past couple of years there has been an increase in alternative distribution affecting our retail markets. Companies such as Costco, Sam’s Club, IKEA, Target, Walmart and others offer products that compete for the same consumer base that we are targeting.

We compete primarily by emphasizing our brand names and the comfort, quality and styling of our products. In addition, we strive to offer good product value, strong dealer support and above average customer service and delivery. Our proprietary stores, discussed above under “Customers,” also are a key initiative for us in striving to remain competitive with others in the furniture industry.

Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements, which is included in Item 8 of this report.

Trademarks, Licenses and Patents

We own several trademarks including La-Z-Boy, our most valuable. The La-Z-Boy trademark is essential to the upholstery and retail segments of our business. To protect our trademarks we have registered them in the United States and other countries where our products are sold. The trademarks remain valid for as long as they are used properly for identification purposes, and we actively monitor the correct use of our trademarks. We license the use of the La-Z-Boy trademark on furniture sold outside the United States. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture and on non-furniture products in the United States for the purpose of enhancing brand awareness. In addition, we license our proprietary dealers to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers above, under “Customers.”

We hold a number of patents that we actively enforce but we believe that the loss of any single patent or group of patents would not materially impact our business.

Compliance with Environmental Regulations

We have been named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous environmental matters, we have recorded reserves in respect of probable and reasonably estimable losses arising from environmental matters, and we do not believe that a material additional loss is reasonably possible for environmental matters.

Employees

We employed 11,729 persons as of April 28, 2007. The Upholstery Group employed 8,755, the Casegoods Group employed 1,014, the Retail Group employed 992, there were approximately 316 employees from discontinued operations and 652 non-segment personnel, which includes our VIEs. Substantially all of our employees are employed on a full-time basis. At the end of April 29, 2006 we had 13,404 employees.

Financial Information About Foreign and Domestic Operations and Export Sales

Our direct export sales are approximately 10% of our total sales. We also sell upholstered furniture to Canadian customers and to European customers through a United Kingdom subsidiary and a joint venture, La-Z-Boy Europe, BV. We have a manufacturing joint venture in Thailand, which distributes furniture in Australia, England, Thailand and other countries in Asia. In addition, we have a sales and marketing joint venture in Asia, which sells and distributes furniture in China, Japan and Korea among other Asian countries. Information about sales in the United States and in Canada and other countries is contained in Note 14 to our consolidated financial statements, which is included in Item 8 of this report. Our property, plant, and equipment in the U.S. was $179 million, $205 million and $203 million at the end of fiscal years 2007, 2006 and 2005, respectively. The property, plant, and equipment in foreign countries was $5 million in fiscal 2007, $6 million in fiscal 2006 and $8 million in fiscal 2005.

Internet Availability

Available free of charge through our internet website are links to our forms 10-K, 10-Q, 8-K and amendments to those reports. These reports can be found on our internet website www.la-z-boy.com as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission (www.sec.gov).

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

Our recently acquired retail markets and others we may acquire in the future may not achieve the growth and profitability we anticipate when we acquire them. We could incur charges for impairment of goodwill if we cannot meet our earnings expectations for these markets.

To make our recently acquired retail markets successful, we are remodeling and relocating a significant number of existing stores, and we will need to add new stores to achieve sufficient market penetration. Profitability will depend on increased retail sales justifying the cost of these activities and on our ability to reduce support costs as a percent of sales in advertising, warehousing and administration. In addition, if we are unable to achieve these strategies, the goodwill we recorded when we acquired these markets could be impaired, which would result in a non-cash charge on our statement of operations. We may acquire additional retail markets in the future, and if we do, they may be subject to many of the same risks.

Increased reliance on foreign sourcing of our products makes us more reliant on the capabilities of our foreign vendors and more vulnerable to potentially adverse actions by foreign governments.

We have been increasing our offshore capabilities to provide flexibility in product offerings and pricing to meet competitive pressures. Our Casegoods Group has moved from primarily domestically manufactured to mainly foreign sourced products. In addition, our Upholstery Group has increased its purchases of cut and sewn fabric and leather sets from foreign sourced vendors. Our sourcing partners may not be able to produce these goods in a timely fashion, or the quality of their product may be rejected by us, causing delays in shipping to our customers for Casegoods and disruptions in our Upholstery plants due to not receiving rolled fabric and fabric and leather cut and sewn sets. The majority of our cut and sewn leather sets are purchased from a supplier in China.

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

We use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials in manufacturing furniture. Because we are dependent on outside suppliers for our raw material needs, fluctuations in the price, availability and quality of the raw materials we use in manufacturing residential furniture could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Inability to meet our customers’ demands could result in the loss of future sales, and we may not always be able to pass along price increases to our customers due to competitive and marketing pressures. Since we have a higher concentration in our upholstery business (80%) than most of our competitors, the effects of steel, polyurethane and fabric price increases, quantity shortages, or quality issues are more significant for our business than for most other furniture companies.

Specifically, the financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide these products to us in a timely manner. We have seen the number of domestic suppliers declining, and a majority of those larger suppliers that remain are experiencing financial difficulties. In addition, upholstered furniture is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices. This would lower our earnings as well as reduce our sales.

Credit risk may adversely affect our earnings through collection losses and/or consolidating variable interest entities into our financial statements.

Applicable accounting rules categorize some of our independent dealers that do not have sufficient equity to carry out their businesses without our financial support as “variable interest entities.” If we are considered the primary beneficiary of a variable interest entity’s business activities, we are required to consolidate its assets, liabilities, and results of operations into our consolidated financial statements. Once consolidated, the rules require us to absorb all of the dealer’s net losses in excess of its equity and to recognize its net earnings, but only to the extent of recouping losses we previously recorded. Consolidating variable interest entities’ results into our financial statements tends to reduce our net income because these dealers often incur losses, and even if one of them does achieve net earnings, we can only recognize its earnings to the extent we previously recognized its losses.

Although we have been working to reduce the number of these dealers, generally by acquiring their businesses, closing the operation or arranging for better capitalized operators to take over their territories, we are still consolidating four of them. Despite our efforts, we may not be able to eliminate all of these consolidated dealers as quickly as we would like, and we may be required to consolidate additional dealers in the future if warranted by changes in their financial condition.

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

Although we have no customers who individually represent 5% or more of the annual sales of any of our segments, business failures or consolidation of large dealers or customers could result in a decrease in our future sales and earnings. Also, we are either lessee on or guarantor of some leases of proprietary stores operated by independent furniture dealers. Defaults by any of these dealers could result in our becoming responsible for payments under these leases thereby reducing our future earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We owned or leased approximately 13.5 million square feet of manufacturing, warehousing, office, showroom, and retail facilities, had approximately 1.4 million square feet of idle facilities and had about 1.0 million square feet of discontinued operations facilities at the end of fiscal 2007. Of the 13.5 million square feet occupied at the end of fiscal 2007, our Upholstery Group occupied approximately 7.0 million square feet, our Casegoods Group occupied approximately 3.5 million square feet, our Retail Group occupied approximately 2.1 million square feet and our corporate and other operations occupied the balance.

We sold several idle facilities during fiscal year 2007, and we also sold a significant amount of equipment that had been idled in connection with our restructurings over the last few years. Our active facilities are located in Arkansas, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah, Virginia, Washington D.C., and the countries of Canada, Thailand and the United Kingdom. Most of them are less than 50 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. However, we anticipate increased retail capacity in the future. We own most of our plants, some of which have been financed under long-term industrial revenue bonds, and we lease the majority of our retail stores. For information on terms of operating leases for our properties, see Note 8 to our consolidated financial statements, which is included in Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

We have been named as a defendant in various lawsuits arising in the ordinary course of business including being named as a potentially responsible party at six environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded reserves in respect of probable and reasonably estimable losses arising from legal and environmental matters, and we do not believe that a material additional loss is reasonably possible for legal or environmental matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Kurt L. Darrow, age 52

•	President and Chief Executive Officer since September 2003

•	Formerly President La-Z-Boy Residential Division (August 2001 — September 2003)

Rodney D. England, age 55

•	Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery since November 2003

•	President, England, Inc. since July 1987

Steven M. Kincaid, age 58

•	Senior Vice President of La-Z-Boy and President of Casegoods since November 2003

•	President, Kincaid Furniture Company, Incorporated since June 1983

Louis M. Riccio, Jr., age 44

•	Senior Vice President and Chief Financial Officer since July 2006

•	Vice President and Corporate Controller from February 2002 through June 2006

Otis S. Sawyer, age 49

•	Senior Vice President of Corporate Operations since May 2006

•	Vice President and Chief Information Officer from August 2004 through April 2006

•	Senior Vice President of Finance, England, Incorporated from December 2001 through August 2004

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common shares during the fourth quarter of fiscal year 2007.

Recent Sales of Unregistered Securities

During the fourth quarter of fiscal 2007, we sold shares of our common stock to one of our non-employee directors pursuant to our Restricted Stock Plan for Non-Employee Directors without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of the Act. In accordance with the terms of the plan, we sold these shares to our non-employee directors upon their acceptance of awards granted to them to purchase shares at 25% of their fair market value on the date of grant. The following table shows the date of these sales, the number of shares sold, and the per share and aggregate sales price.

	Number of	Per Share	Aggregate
Date of Sale	Shares Sold	Price	Price

February 2007	5,000	$3.18	$15,900

Equity Plans

The table below provides information, as of the end of fiscal 2007, concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Weighted-Average	Under Equity
	to be Issued Upon		Exercise Prices of	Compensation Plans
	Exercise of Outstanding		Outstanding	(Excluding Securities
	Options		Options	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders	2,240,882	(1)	$16.63	3,458,575	(2)
Equity compensation plans not approved by shareholders (Note 3)	15,045		$19.15	None

Note 1: These options were issued under our 2004 Long-Term Equity Award Plan and our 1997 Incentive Stock Option Plan. No additional options can be awarded under the 1997 plan.

Note 2: This amount is the aggregate number of shares available for future issuance under our 2004 Long-Term Equity Award Plan, which has a stock option component, a restricted stock component and a performance award component, and our Restricted Stock Plan for Non-Employee Directors. The stock component of the Long-Term Equity Award Plan provides for awards of our common shares. The non-employee directors’ plan provides for grants of 30-day options on our common shares. The performance award component of the long-term equity award plan provides for awards of our common shares to selected key employees based on achievement of pre-set goals over a performance period (normally of three fiscal years). At the end of fiscal 2007, 3,289,775 shares were available for future issuance under the long-term equity award plan, of which a maximum of 1,098,314 shares may be issued under previously granted performance awards for the three-year periods ending in April 2008 and 2009 and 168,800 shares were available for future issuance under the non-employee directors’ restricted plan.

Note 3: This line of the table relates only to an option plan that we adopted without shareholder approval at the time we acquired LADD solely in order to replace options on LADD common shares with options on our common shares. No additional options or other awards may be made under that plan.

Performance Graph

The graph below shows the return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 27, 2002 in our common shares, in the S&P 500 Composite Index, and in a peer group comprised of the following publicly traded furniture industry companies: Bassett Furniture, Chromcraft Revington, Inc., Ethan Allen Interiors, Flexsteel Industries, Furniture Brands International, Hooker Furniture Company, and Stanley Furniture. The stock performance of each company in the peer group has been weighted according to its relative stock market capitalization for purposes of arriving at group averages.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among La-Z-Boy Incorporated, The S&P 500 Index And A Peer Group

Company/Index/Market	2002	2003	2004	2005	2006	2007
La-Z-Boy Incorporated	$100	$66.12	$71.91	$42.01	$56.10	$44.29
S&P 500 Composite Index	$100	$86.69	$106.52	$113.28	$130.74	$150.66
Peer Group	$100	$70.89	$92.27	$72.81	$93.07	$75.38

*	$100 invested on 4/27/02 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Dividend and Market Information

The New York Stock Exchange is the principal market in which our common stock is traded. The tables below show the high and low sale prices of our common stock on the New York Stock Exchange during each quarter of our last two fiscal years, as well as the dividends we paid during each quarter.

	Dividends	Market Price
Fiscal 2007 Quarter End	Paid	High	Low	Close

July 29	$0.12	$16.40	$11.81	$13.06
Oct. 28	$0.12	$15.60	$12.10	$12.67
Jan. 27	$0.12	$13.76	$11.25	$12.50
April 28	$0.12	$15.20	$11.96	$12.01

	$0.48

	Dividends	Market Price
Fiscal 2006 Quarter End	Paid	High	Low	Close

July 30	$0.11	$15.32	$11.59	$13.37
Oct. 29	$0.11	$14.59	$10.13	$11.66
Jan. 28	$0.11	$16.15	$11.51	$16.10
April 29	$0.11	$17.25	$14.91	$15.32

	$0.44

Shareholders

We had about 23,900 shareholders of record at June 13, 2007.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. This information is derived from our audited financial statements and should be read in conjunction with those statements, including the related notes.

Consolidated Five-Year Summary of Financial Data

	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Fiscal Year Ended	4/28/2007	4/29/2006	4/30/2005	4/24/2004	4/26/2003
	(Dollar amounts in thousands, except per share data)

Sales	$1,617,302	$1,695,012	$1,815,202	$1,708,858	$1,790,742
Cost of sales
Cost of goods sold	1,187,876	1,273,505	1,371,243	1,302,089	1,359,244
Restructuring	3,371	8,479	2,931	8,448	—

Total cost of sales	1,191,247	1,281,984	1,374,174	1,310,537	1,359,244
Gross profit	426,055	413,028	441,028	398,321	431,498
Selling, general and administrative	386,438	375,793	362,967	291,138	281,768
Restructuring	7,662	—	—	—	—
Write-down of intangibles	—	22,695	—	29,729	—

Operating income	31,955	14,540	78,061	77,454	149,730
Interest expense	10,206	11,540	10,442	11,255	10,447
Income from Continued Dumping and Subsidy Offset Act, net	3,430	—	—	—	—
Other income, net	4,679	2,168	173	4,112	2,565

Income from continuing operations before income taxes	29,858	5,168	67,792	70,311	141,848
Income tax expense	10,090	10,758	25,363	33,450	53,988

Income (loss) from continuing operations	19,768	(5,590)	42,429	36,861	87,860
Income (loss) from discontinued operations (net of tax)	(15,629)	2,549	(7,338)	(34,333)	8,238
Extraordinary gains (net of tax)	—	—	2,094	—	—
Cumulative effect of accounting change (net of tax)	—	—	—	(8,324)	(59,782)

Net income (loss)	$4,139	$(3,041)	$37,185	$(5,796)	$36,316

Diluted weighted average shares outstanding	51,606	51,801	52,138	53,679	57,435
Diluted income (loss) from continuing operations per share	$0.38	$(0.11)	$0.81	$0.69	$1.53
Diluted net income (loss) per share	$0.08	$(0.06)	$0.71	$(0.11)	$0.63
Dividends declared per share	$0.48	$0.44	$0.44	$0.40	$0.40
Book value on year-end shares outstanding	$9.45	$9.86	$10.10	$10.04	$11.08
Return on average shareholders’ equity*	4.1%	(1.1)%	8.0%	7.1%	14.4%
Gross profit as a percent of sales	26.3%	24.4%	24.3%	23.3%	24.1%
Operating profit as a percent of sales	2.0%	0.9%	4.3%	4.5%	8.4%
Effective tax rate*	33.8%	208.2%	37.4%	47.6%	38.1%
Return on sales*	1.2%	(0.3)%	2.3%	2.2%	4.9%

*	Based on income from continuing operations

Consolidated Five-Year Summary of Financial Data (continued)

	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Fiscal Year Ended	4/28/2007	4/29/2006	4/30/2005	4/24/2004	4/26/2003
	(Dollar amounts in thousand)

Depreciation and amortization	$27,204	$29,234	$28,329	$29,112	$30,695
Capital expenditures	$25,811	$27,991	$34,771	$31,593	$32,821
Property, plant and equipment, net	$183,218	$209,986	$210,565	$212,739	$209,411
Working capital	$312,588	$345,354	$409,641	$363,771	$464,907
Current ratio	2.4 to 1	2.5 to 1	2.8 to 1	2.3 to 1	3.2 to 1
Total assets	$878,691	$956,752	$1,026,357	$1,040,914	$1,123,066
Long-term debt	$111,714	$173,368	$213,549	$181,807	$222,371
Total debt	$149,402	$184,212	$226,309	$224,370	$223,990
Shareholders’ equity	$485,348	$510,345	$527,286	$522,328	$609,939
Ratio of total debt-to-equity	30.8%	36.1%	42.9%	43.0%	36.7%
Ratio of total debt-to-capital	23.5%	26.5%	30.0%	30.0%	26.9%
Shareholders	23,900	31,900	26,500	28,500	29,100
Employees	11,700	13,400	14,820	16,125	16,970

Unaudited Quarterly Financial Information Fiscal 2007

	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Fiscal Quarter Ended	7/29/2006	10/28/2006	1/27/2007	4/28/2007
	(Dollar amounts in thousands, except per share data)

Sales	$392,851	$413,628	$403,874	$406,949
Cost of sales
Cost of goods sold	295,584	305,893	290,860	295,539
Restructuring	—	(400)	—	3,771

Total cost of sales	295,584	305,493	290,860	299,310
Gross profit	97,267	108,135	113,014	107,639
Selling, general and administrative	94,035	99,359	100,704	92,340
Restructuring	—	2,265	2,855	2,542

Operating income	3,232	6,511	9,455	12,757
Interest expense	2,526	2,614	2,750	2,316
Income from Continued Dumping and Subsidy Offset Act, net	—	—	3,430	—
Other income, net	270	1,348	1,633	1,428

Income from continuing operations before income taxes	976	5,245	11,768	11,869
Income tax expense (benefit)	(116)	1,949	4,823	3,434

Income from continuing operations	1,092	3,296	6,945	8,435
Income (loss) from discontinued operations (net of tax)	1,203	(1,342)	(14,766)	(724)

Net income (loss)	$2,295	$1,954	$(7,821)	$7,711

Diluted weighted average shares outstanding	51,971	51,639	51,609	51,522
Diluted income from continuing operations per share	$0.02	$0.06	$0.13	$0.16
Diluted net income (loss) per share	$0.04	$0.04	$(0.15)	$0.15

Unaudited Quarterly Financial Information Fiscal 2006

	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Fiscal Quarter Ended	7/30/2005	10/29/2005	1/28/2006	4/29/2006
	(Dollar amounts in thousands, except per share data)

Sales	$396,695	$402,327	$446,614	$449,376
Cost of sales
Cost of goods sold	300,068	309,932	331,684	331,821
Restructuring	—	7,817	594	68

Total cost of sales	300,068	317,749	332,278	331,889
Gross profit	96,627	84,578	114,336	117,487
Selling, general and administrative	89,864	90,976	96,648	98,305
Write-down of intangibles	—	—	—	22,695

Operating income (loss)	6,763	(6,398)	17,688	(3,513)
Interest expense	2,741	3,090	2,965	2,744
Other income, net	149	414	1,390	215

Income (loss) from continuing operations before income taxes	4,171	(9,074)	16,113	(6,042)
Income tax expense (benefit)	1,556	(3,265)	6,132	6,335

Income (loss) from continuing operations	2,615	(5,809)	9,981	(12,377)
Income (loss) from discontinued operations (net of tax)	593	(638)	487	2,107

Net income (loss)	$3,208	$(6,447)	$10,468	$(10,270)

Diluted weighted average shares outstanding	52,195	51,655	51,857	51,747
Diluted income (loss) from continuing operations per share	$0.05	$(0.11)	$0.19	$(0.24)
Diluted net income (loss) per share	$0.06	$(0.12)	$0.20	$(0.20)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction to La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2007. We then provide a discussion of our results of operations, liquidity and capital resources, quantitative and qualitative disclosures about market risk, and critical accounting policies.

Introduction

La-Z-Boy Incorporated is a manufacturer, marketer, distributor and retailer of upholstery products and an importer and manufacturer of casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 70 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 70 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 336 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.

Accounting rules require us to consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the first quarter of fiscal 2006 we had three VIEs, operating 22 stores, consolidated into our statement of operations, and for the remaining three quarters of fiscal 2006, we had four VIEs, operating 28 stores, in our Consolidated Statement of Operations. We had the same four consolidated VIEs, operating 29 stores at the end of fiscal 2007.

On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not strategically aligned with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business to justify our continued corporate focus and resources. We sold the business for $33.2 million. This business has been classified within discontinued operations and as such, all segment data was restated to reflect this change.

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

After considering our decision to sell these businesses, we determined that the carrying value of these operations exceeded the fair value. After completing our assessment we recorded a $7.3 million charge to write-down the carrying value of the business to its fair value. This charge in the third quarter of fiscal 2007 related entirely to impairment of goodwill. Impairment charges recorded in the third quarter of fiscal 2007 on the Pennsylvania House and Clayton Marcus businesses amounted to $10.2 million, principally related to fixed assets ($3.7 million), intangible assets ($3.8 million), and inventory ($2.7 million). The results of operations, including these impairment charges are presented with discontinued operations for all periods and segment data for all periods has been restated to reflect these changes.

At the end of the fourth quarter of fiscal 2007, we reevaluated the carrying value of the Pennsylvania House and Clayton Marcus disposal groups. Based on the difficult operating environment we have determined the fair value of the disposal group is greater than the carrying value. In light of this we have recorded an additional write-down of $1.3 million in fixed assets in the fourth quarter of fiscal 2007. All other assets and liabilities are recorded at fair value less costs to sell at April 28, 2007. Depending on the final disposition of these businesses we could recognize additional losses when the sales are completed.

On April 27, 2007, we sold Sam Moore for $9.9 million, consisting of $9.5 million in cash and a receivable of $0.4 million, recognizing an after-tax loss in the fourth quarter of $0.3 million.

We completed our annual testing of intangibles under SFAS No. 142 during the fourth quarter of fiscal 2007 and concluded that the fair values of our remaining goodwill and intangible assets were greater than their carrying values and as such no additional impairment charges were necessary.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. Below is a chart that shows the organizational structure of La-Z-Boy segments.

In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. During the fourth quarter of fiscal 2007 we announced a restructuring plan to close two of our upholstery manufacturing facilities in Lincolnton, North Carolina and Iuka, Mississippi and shift the production from these plants to other existing facilities in order to bolster our overall capacity utilization. In addition, we completed the restructuring plan started during the second quarter of fiscal 2006 to close our Canadian manufacturing facility in Waterloo, Ontario. This property was sold during the fourth quarter of fiscal 2007, and the related pension plan was settled resulting in a non-cash charge of $1.3 million. We have continued to import cut and sewn fabric kits to complement our leather kits that allow us to take full advantage of both the cost-saving opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery Group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers and department stores.

Our Casegoods Group today is primarily an importer, marketer and distributor of casegoods (wood) furniture as well as operates two manufacturing facilities in North Carolina. Based on our current strategy for import versus domestically manufactured casegoods product, we have completed the planned transition of this business. In order to compete globally, we have significantly changed the cost structure from fixed to highly variable. During the fourth quarter of fiscal 2007 we announced a restructuring plan to close the lumber operation in North Wilkesboro, North Carolina, and consolidated several operations in Taylorsville, North Carolina resulting in cost savings for this group.

The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores in nine markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida. The stores located in the southeastern Florida market were acquired during the first quarter of fiscal 2007. In the second and third quarters of fiscal 2007, we closed two stores in our Rochester, New York market and we consolidated four of our warehouses into two larger facilities on the East coast. In January, 2007, we announced our plans to close the four stores in the Pittsburgh, Pennsylvania market in order to focus on the larger markets with the greater potential. During fiscal 2008, we plan to continue to take the following actions to grow sales and improve the operating results for the Retail Group as well as to take advantage of synergies between the company-owned markets:

•	Relocate, convert or add stores to our New Generation format, which are more productive. Our plan is to add three stores and convert or relocate three stores during fiscal 2008. During fiscal 2007, we acquired seven stores, opened nine stores, converted or relocated five stores and closed nine stores.

•	Centralize certain of our advertising and marketing functions, and take advantage of the efficiencies gained from the warehouse consolidation we began during the second quarter of fiscal 2007.

•	Consolidate information systems and eliminate redundant processes. We are currently in the process of consolidating our information systems into one system and expect to complete this process by the end of fiscal 2008.

•	Expand our in-home design service, which has increased the average sale per customer where employed. Currently, 67% of our company-owned locations have this service available.

We believe that expanding our store network will drive top-line growth as we capitalize on the opportunities presented in larger urban markets. With the further penetration in these markets we expect to gain the efficiencies in advertising, distribution and administration we believe are necessary to achieve desired profitability. Currently, 47 of our company-owned stores are in the New Generation format, and we expect to increase this number throughout fiscal 2008. With this in mind, we continue to remain optimistic about the future performance of this segment and believe it will begin to be profitable by the first half of fiscal 2009. The retail furniture industry as a whole experienced a significant decline in same store sales during the first five months of calendar 2007. We believe our lack of sales growth, which was one of our initiatives to become more profitable, has extended our breakeven time frame into fiscal 2009.

During fiscal 2007, we incurred restructuring costs totaling $7.3 million relating to the ongoing restructuring of the Retail Group. The restructuring costs related to closing the Pittsburgh, Pennsylvania and Rochester, New York retail operations, which included asset impairment and lease termination costs and severance costs, the cost of closing warehouses as we have consolidated our operations, and other restructuring costs.

According to the May, 2007 Top 100 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores network ranks as the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and Canada by opening new stores, relocating stores to better locations and converting existing stores to our New Generation store format. Slightly more than half of the 336 stores in the network — the majority of which are independently owned — are concentrated in the top 25 markets in the U.S. We will attempt to increase our market penetration over the next few years in the top 25 markets, allowing our dealers and company-owned stores to create operating efficiencies, particularly in the areas of advertising, distribution and administration. Additionally, we have an extensive La-Z-Boy in-store gallery program with 304 in-store galleries. Beginning in fiscal 2008, we will begin rolling out a new model for our in-store galleries referred to as our Comfort Studios. Comfort Studios are less expensive than the current in-store gallery model and provide a better presentation to our consumer. Kincaid, England and Lea also have in-store gallery programs. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Results of Operations

Analysis of Operations: Year Ended April 28, 2007
(Fiscal 2007 compared with 2006)

	(52 Weeks)	(52 Weeks)	Percent
	4/28/2007	4/29/2006	Change
	(Amounts in thousands, except
	per share amounts and percentages)

Upholstery sales	$1,194,220	$1,265,952	(5.7)%
Casegoods sales	262,721	292,553	(10.2)%
Retail sales	220,319	213,438	3.2%
Other/eliminations	(59,958)	(76,931)	22.1%
Consolidated sales	$1,617,302	$1,695,012	(4.6)%
Consolidated gross profit	426,055	413,028	3.2%
Consolidated gross margin	26.3%	24.4%
Consolidated S, G&A	386,438	375,793	2.8%
S, G&A as a percent of sales	23.9%	22.2%
Upholstery operating income	78,724	83,160	(5.3)%
Casegoods operating income	20,289	17,125	18.5%
Retail operating loss	(31,161)	(26,006)	(19.8)%
Corporate and other	(24,864)	(28,565)	13.0%
Write-down of intangible assets	—	(22,695)
Restructuring	(11,033)	(8,479)
Consolidated operating income	$31,955	$14,540	119.8%
Upholstery operating margin	6.6%	6.6%
Casegoods operating margin	7.7%	5.9%
Retail operating margin	(14.1)%	(12.2)%
Consolidated operating margin	2.0%	0.9%
Income (loss) from continuing operations	$19,768	$(5,590)	453.6%
Diluted income (loss) per share from continuing operations	$0.38	$(0.11)	445.5%

Sales

Consolidated sales were down 4.6% when compared with fiscal 2006. Our Upholstery and Casegoods Groups’ sales decreased, while our Retail Group and VIEs’ sales increased.

Upholstery Group sales were down 5.7% compared with fiscal 2006. This decrease in sales was mainly due to an overall weakness at retail. In addition, our non-branded upholstery business had a significant decrease in sales year over year due to the ongoing changes in the department store organizations.

Our Casegoods Group sales decreased 10.2% compared with the prior year. The decrease in sales occurred across all of our Casegoods operating units and was primarily focused among smaller customers which have been impacted more severely by the weak industry retail environment.

Retail Group sales increased 3.2% when compared with fiscal 2006. The acquisition of the six stores in the southeastern Florida market generated a 6.5% sales increase for our Retail Group during fiscal 2007. This increase in sales was partially offset by the continuing effects of inconsistent consumer confidence in the retail industry.

Intercompany sales eliminations and sales of VIEs increased $17.0 million, net, during fiscal 2007 when compared with fiscal 2006. The majority of this increase was attributable to a $13.1 million increase in VIEs’ sales and a $3.9 million decrease in intercompany sales eliminations. The reduction of intercompany sales eliminations was a result of a decrease in same store sales to company-owned stores due to the weak retail environment. The VIE sales increase was related to additional stores that were opened, the conversion of existing stores to the New Generation format and our Canadian VIE being consolidated for four quarters in fiscal 2007 versus three quarters for fiscal 2006.

Gross Margin

Gross margin increased during fiscal 2007 in comparison to fiscal 2006 due to the following:

•	Our Retail margins improved during fiscal 2007 when compared with fiscal 2006 due to better merchandising and selling plans. The overall retail gross margins were higher than those of our Upholstery and Casegoods Groups. The changes in Retail created a 0.4 percentage point increase in consolidated gross margin when compared with the prior year.

•	Our cost reduction efforts, which have been a key focus over the past year, had about a 4.0 percentage point positive impact on our gross margins on less sales volume for fiscal 2007. These improvements were somewhat offset by the decline in margins due to under-absorption of overhead in our plants, resulting from lower volumes, cost of living wage increases and price increases on certain raw materials.

•	Fiscal 2007 was impacted by net restructuring expense totaling $3.4 million whereas fiscal 2006 had net restructuring expense of $8.5 million.

•	Due to favorable trends in our severity rate for workers compensation claims over the past two years, we were able to reduce our actuarially determined reserve for workers compensation by about $2.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S, G&A) increased $10.6 million due primarily to the addition of nine retail stores and the acquisition of six stores in our Retail Group and expansion in our VIEs. S, G&A also increased as a percent of sales in fiscal 2007 compared with the prior year. The higher level of S, G&A in dollars was mainly attributable to:

•	The Retail Group and our VIEs have a higher S, G&A structure than our Upholstery and Casegoods Groups. As the retail side of our business grows as an overall percentage of our net sales, the overall S, G&A percentage increases as a percent of sales. The impact on fiscal 2007 was approximately 1.0 percentage point greater than fiscal 2006.

•	We incurred additional expenses in the Retail Group related to six acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as transitional costs which added to S, G&A for fiscal 2007. In addition the new retail locations impacted our S, G&A as a percent of sales due to start-up costs.

•	The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment had a $2.4 million impact during fiscal 2007 for the expensing of stock options.

Somewhat offsetting these increases in S, G&A was a reduction of our warranty reserve by $4.2 million. This adjustment of $4.2 million reflects our current trend towards lower aggregate warranty costs, particularly costs incurred one year after sale of the product. The adjustment also reflects remediation of other specific warranty-related issues. Together, these items have reduced the reserve for future warranty costs. Additionally we sold several properties during the year resulting in increased gains of $10.4 million during fiscal 2007 when compared with fiscal 2006.

Restructuring

Restructuring costs totaled $11.0 million for fiscal 2007 as compared with $8.5 million in fiscal 2006. The restructuring costs in fiscal 2007 related to our closure of several manufacturing facilities, consolidation of retail warehouses, closure of underperforming retail stores, and our decision to exit the Pittsburgh, PA and Rochester, NY retail markets and were somewhat offset by the sale of several facilities that were part of previous restructurings. These costs were comprised mainly of fixed asset impairments and lease termination, severance and other restructuring costs. Due to the Retail restructuring costs, the current year expense had $7.6 million reclassified as an operating expense line item below S, G&A related to Retail operations. The restructuring cost for the prior year mainly related to the closure of our Canadian manufacturing facility and was recorded as a component of cost of sales.

Operating Margin

Our consolidated operating margin was 2.0% for fiscal 2007 and included 0.7 percentage points of restructuring charges and 0.9 percentage points of income related to gains on property sales. Operating margin for fiscal 2006 was 0.9% and included 1.3 percentage points relating to our write-down of intangibles, 0.5 percentage points of restructuring charges and 0.2 percentage points of income related to gains on property sales.

The Upholstery Group operating margin was flat for fiscal 2007 when compared with the prior year. As discussed under Selling, General and Administrative expenses, our warranty reserve decreased $4.2 million during the year which increased our operating margin by 0.4 percentage points. Offsetting this was a decline in the margins due to under-absorption of overhead in our plants resulting from reduced volume.

Our Casegoods Group operating margin increased 1.8 percentage points during fiscal 2007 versus fiscal 2006. The significant changes that were made in the overhead structure as a result of transitioning to a primarily import business model from a manufacturing based business model in addition to improved manufacturing efficiencies in our remaining domestic manufacturing plants have allowed us to increase our operating margin despite the reduction in sales volume.

Our Retail Group operating margin decreased by 1.9 percentage points during fiscal 2007 in comparison to fiscal 2006. Although our sales increased when compared with the prior year, we acquired, opened, relocated or converted 22 stores during fiscal 2007 as well as closed nine stores, which increased our fixed costs as we assimilated these changes. As we continue to aggressively open these new stores, consolidate our warehouses, convert our operating systems and reduce our overall operating costs, we will continue to experience these short-term excess costs which are affecting our profitability.

Corporate and Other operating loss decreased $3.7 million during fiscal 2007 when compared with fiscal 2006. Gains recognized in S, G&A on long-lived assets that we sold were $10.4 million higher than in fiscal 2006. Offsetting those gains were consulting fees of $2.4 million for the review of our Retail operations in order to assess our plan to improve profitability. In addition the adoption of SFAS 123(R) in the first quarter of fiscal 2007 contributed $2.4 million of stock option expense in fiscal 2007, and our VIEs’ operating losses for fiscal 2007 were $1.2 million greater than fiscal 2006.

Income from Continued Dumping and Subsidy Offset Act

We recorded $3.4 million as Income from Continued Dumping and Subsidy Offset Act, net of legal expenses, during fiscal 2007 from the receipt of funds under the Continued Dumping and Subsidy Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture imported from China. Receipt of funds during the prior year was insignificant. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition. Due to the uncertainty associated with the timing and amount of future receipts we will record such amounts when all conditions associated with their receipt are removed.

Interest Expense

Interest expense for fiscal 2007 was less than fiscal 2006 due to a $47.8 million decrease in our average debt, slightly offset by a 0.5 percentage point increase in our floating rate debt.

Income Taxes

Our effective tax rate for continuing operations was 33.8% in fiscal 2007 compared with 208.2% in fiscal 2006. The tax rate for fiscal 2006 was significantly affected by the write-down of the Bauhaus goodwill. In addition, the effective state income tax component of our rate was substantially higher in fiscal 2006 compared with fiscal 2007. This was due to a valuation reserve that was recorded during fiscal 2006 relative to state tax credits of Bauhaus. Furthermore, during fiscal 2006 it was necessary to record a valuation reserve against the losses of our Canadian subsidiary but during fiscal 2007 this reserve was reversed primarily due to a recent Canadian law change that increased the carry-forward period from 10 to 20 years.

The rate for fiscal 2006 was also favorably impacted due to the increase in the cash surrender value of company-owned life insurance policies. Typically the increase in cash surrender value of such policies is treated as a permanent item not subject to taxation. During fiscal 2007, we expressed our intent to redeem a portion of these policies, the redemption of which would be a taxable event. Consequently during fiscal 2007, the favorable tax rate impact due to the current year increase in the value of all of the policies was almost entirely offset by the tax expense that was accrued relative to the anticipated gain on the redemption of a portion of the policies.

Other Income

Other income increased in fiscal 2007 when compared with fiscal 2006 due to a decrease in realized foreign currency exchange losses and increased interest income.

Discontinued Operations

As discussed in the introduction, we recorded an after-tax impairment charge of $14.6 million during fiscal 2007 relating to assets of our discontinued operations. In addition, our discontinued operations experienced a net operational loss of $1.7 million after-tax. In the prior year, discontinued operations earned $2.5 million after-tax which was mostly attributable to American of Martinsville who had minimal impact on fiscal 2007 due to their sale in the first quarter.

Results of Operations

Analysis of Operations: Year Ended April 29, 2006
(Fiscal 2006 compared with 2005)

	(52 Weeks)	(53 Weeks)	Percent
	4/29/2006	4/30/2005	Change
	(Amounts in thousands, except per share amounts and percentages)

Upholstery sales	1,265,952	1,379,684	(8.2)%
Casegoods sales	292,553	309,792	(5.6)%
Retail sales	213,438	173,099	23.3%
Other/eliminations	(76,931)	(47,373)	(62.4)%
Consolidated sales	$1,695,012	$1,815,202	(6.6)%
Consolidated gross profit	413,028	441,028	(6.3)%
Consolidated gross margin	24.4%	24.3%
Consolidated S,G&A	375,793	362,967	3.5%
S,G&A as a percent of sales	22.2%	20.0%
Upholstery operating income	83,160	99,779	(16.7)%
Casegoods operating income	17,125	14,010	22.2%
Retail operating loss	(26,006)	(2,859)	(809.6)%
Corporate and other	(28,565)	(29,938)	4.6%
Write-down of intangible assets	(22,695)	—
Restructuring	(8,479)	(2,931)
Consolidated operating income	$14,540	$78,061	(81.4)%
Upholstery operating margin	6.6%	7.2%
Casegoods operating margin	5.9%	4.5%
Retail operating margin	(12.2)%	(1.7)%
Consolidated operating margin	0.9%	4.3%
Income (loss) from continuing operations	$(5,590)	$42,429	(113.2)%
Diluted income (loss) per share from continuing operations	$(0.11)	$0.81	(113.6)%

Sales

Consolidated sales declined 6.6% during fiscal 2006. Our Upholstery and Casegoods Groups’ sales were also down when compared with the prior year due in large part to a volatile retail environment attributable to weak consumer demand. A decline in business with rental stores and the liquidation of several large regional chains accounted for approximately 1% of the sales decline during the year. Approximately 2% of the sales decline was attributed to the extra week in fiscal 2005. Additionally, sales declined approximately 1.5% during the year due to the polyurethane shortage that affected upholstered product shipments from October through the middle of December. The sales declines noted above were mitigated by a 1.6% increase in sales due to sales price increases and a 1.3% increase in sales which resulted from the retail stores acquired at the end of fiscal 2005.

Upholstery Group sales were down 8.2% year-over-year, 2% of which was attributable to the extra week in fiscal 2005. Approximately 2% of the decrease in Upholstery Group sales for the year related to the polyurethane supply shortage, which limited our ability to fill customer orders. Sales were also down due to the weak retail environment. Around 1% of our upholstery sales decline was related to a decline in business with our rental customers and the liquidation of several large regional chains in the past 12 months. The sales decline was mitigated by a 2.0% increase in sales which resulted from sales price increases.

Our Casegoods Group sales decreased 5.6% during fiscal 2006, of which about 2% related to the extra week in fiscal 2005. The remaining decline was attributed to the weak retail environment.

Retail Group sales increased 23.3% due to the acquisition of 21 stores in the fourth quarter of fiscal 2005. Eight of these stores were consolidated as VIEs prior to our acquiring them in the fourth quarter of fiscal 2005. Excluding the 21 recently acquired stores, Retail Group sales for our previously owned markets actually decreased during fiscal 2006 due to slow retail activity.

The net total of intercompany sales eliminations and sales to VIEs decreased 62.4% as a result of greater sales to company-owned retail stores and fewer VIEs in fiscal 2006 versus fiscal 2005.

Gross Profit

Our gross profit as a percent of sales (“gross margin”) increased in fiscal 2006 in comparison with fiscal 2005 due to the following:

•	Our company-owned La-Z-Boy Furniture Galleries® stores in the Retail Group were a larger part of our consolidated results in fiscal 2006, and since retail sales generally carry a higher gross margin than our manufacturing units, it had a more significant impact on our consolidated gross margins than in fiscal 2005 by 0.6 percentage points.

•	We initiated a significant cost reduction program during the current fiscal year focusing on manufacturing cost reductions, indirect labor, distribution costs and waste reductions that positively impacted our gross margins.

•	At the end of fiscal 2005, we changed our estimate for unpaid claims for workers’ compensation to an actuarial estimate. As a result, we recorded a charge to increase our claims liability by $5.9 million, which decreased gross margin by 0.3 percentage points in fiscal 2005 that was not repeated in fiscal 2006.

Factors negatively impacting gross margin in fiscal 2006 included the following:

•	Upholstery Group production was disrupted during the period by the polyurethane shortage, which prevented us from producing and filling customer orders that we otherwise could have completed and shipped. The polyurethane shortage decreased gross margin by 0.1 percentage points in fiscal 2006.

•	We had restructuring expense of $8.5 million in fiscal 2006 and $2.9 million in fiscal 2005. The restructuring costs decreased gross margin by 0.5 percentage points in 2006 and 0.2 percentage points in 2005.

•	We experienced significant price increases in raw materials, especially in raw steel, during fiscal 2005. Raw steel prices remained high but stabilized in fiscal 2006. During fiscal 2006, we experienced rising prices for polyurethane foam, as a result of the damage inflicted by the hurricane season, which reduced our gross margin approximately 1.3 percentage points. We increased our selling prices due to the high raw material costs. This combined with our normal price increases helped increase our margins approximately 1.2 percentage points.

•	Following the acquisition of 21 stores in three markets by our Retail Group near the end of fiscal 2005, we refreshed merchandise and cleared out older inventory in fiscal 2006 at the newly acquired stores, which resulted in a lower gross margin for our Retail Group.

Selling, General and Administrative Expenses

Selling, general and administrative expense (“S, G&A”) increased in dollar amount and as a percent of sales in fiscal 2006 compared with the prior year. This was attributable to:

•	The increased relative size of the Retail Group increased consolidated S, G&A because the Retail Group has a higher S, G&A structure than our Upholstery and Casegoods segments. The impact on fiscal 2006 was approximately 2.1 percentage points.

•	We incurred additional expenses in the Retail Group related to the 21 acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as costs involved in establishing new warehousing for two of our locations.

•	Our company-owned same store sales were down, therefore we were not able to absorb our fixed expenses resulting in an increase in S, G&A as a percent of sales.

Somewhat offsetting these increases in S, G&A expense were gains recognized during fiscal 2006 on long-lived assets that we sold, which reduced S, G&A as a percent of sales by 0.2 percentage points.

Operating Margin

Our consolidated operating margin was 0.9% for fiscal 2006 and included 0.5 percentage points of restructuring costs and 1.3 percentage points of a write-down of intangibles at our Bauhaus division. Bauhaus was impacted by several large customer bankruptcies and the merger of two major department stores, which reduced production causing the closure of several production facilities. These events impacted our annual valuation of intangibles resulting in an impairment loss of $22.7 million. Operating margin for fiscal 2005 was 4.3% and included 0.2 percentage points of restructuring charges.

The Upholstery Group operating margin decreased due to lower sales volume caused by the weather-related supply chain disruptions and soft retail conditions. The Upholstery Group benefited from selling price increases compared with the same period last year which somewhat offset these factors.

Our Casegoods Group operating margin increased over the prior year due to improvements resulting from our continuing transition to our import model for residential casegoods.

Our Retail Group operating margin decreased by 10.5 percentage points during fiscal 2006 in comparison to fiscal 2005. Two of the three markets acquired in fiscal 2005 were operating at significant losses and were previously reported as VIEs and contributed to operating losses during fiscal 2006. After acquiring the new locations, we refreshed merchandise at our newly acquired locations by liquidating our older inventory which resulted in a lower operating margin. The acquired stores also incurred transitional costs during the year. The decrease in operating margin was also due in part to the decrease in both same store sales volume and acquired store sales volume. Additionally, due to the acquisition of new markets and a slow retail environment, we increased advertising spending, which had a negative effect on margins but was necessary to drive retail traffic. We also had an increase in occupancy costs and selling expenses. Consequently, due to these acquisitions and an overall soft retail environment, our retail operating results for fiscal 2006 were well below our expectations.

Interest Expense

Interest expense for fiscal 2006 was higher than fiscal 2005 due to rising interest rates on floating rate debt equating to an increase of about 1% in our effective interest rate. Our weighted average debt was down slightly compared with the prior year, due to the repayment of $26 million in debt occurring near the end of the fiscal year.

Income Taxes

Our effective tax rate was 208.2% in fiscal 2006 compared with 37.4% in fiscal 2005. The increase in the effective tax rate was attributable to the write-off of goodwill at Bauhaus in the fourth quarter of fiscal 2006, which had no tax benefit, as well as the restructuring charges incurred at our Canadian upholstery operation, which is generally taxed at a lower rate, therefore reducing the tax benefit and increasing the effective rate relating to those expenses.

Liquidity and Capital Resources

Our total assets at the end of fiscal 2007 decreased $78.1 million compared with the end of fiscal 2006. A large portion of that change related to the sale of our American of Martinsville and Sam Moore operating units during fiscal 2007. A portion of the cash generated as a result of the sales was used to reduce debt. In addition, we wrote off $10.9 million of intangibles and $7.9 million of inventory and fixed assets related to the discontinued operations during the year. Although this write-off was non-cash, it did reduce our overall asset base.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for fiscal 2007 were $25.8 million compared with $28.0 million during fiscal 2006. During the first quarter of fiscal 2007 we exercised a $3.0 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $23 to $26 million in fiscal 2008. After amending our revolving credit facility agreement as discussed under financing activities, we had unused lines of credit and commitments of $219.1 million under several credit arrangements.

The following table illustrates the main components of our cash flows:

	Year Ended
Cash Flows Provided From (Used For)	4/28/2007	4/29/2006
	(Amounts in thousands)

Operating activities
Net income, depreciation and deferred taxes	$14,953	$22,790
Write-down of assets of businesses held for sale	14,936	—
Write-down of intangibles	—	22,695
Gain on sales of discontinued operations (net of tax)	(935)	—
Restructuring	11,033	6,643
Stock option and restricted stock expense	3,959	762
Working capital and other	(10,713)	36,887

Cash provided from operating activities	33,233	89,777
Investing activities
Proceeds from disposal of assets	46,974	11,499
Proceeds from sale of discontinued operations	42,659	—
Other investing activities	(27,589)	(42,172)
Financing activities
Repurchase of common stock	(6,947)	(10,890)
Net decrease in debt	(36,696)	(43,102)
Other financing activities and exchange rate changes	(24,002)	(18,728)

Net increase (decrease) in cash and cash equivalents	$27,632	$(13,616)

Operating Activities

For fiscal 2007, net cash provided by operating activities was $33.2 million, compared with $89.8 million for fiscal 2006. The decrease in 2007 operating cash flows was due mainly to changes in accounts payable and accrued liabilities, which related to our overall reduction in business. If business returns to historical levels, we believe these liabilities would change proportionately. Discontinued operations did not have a significant impact on the cash provided by operating activities for fiscal 2007.

Investing Activities

During fiscal 2007, net cash provided by investing activities was $62.0 million, whereas $30.7 million was used in investing activities during fiscal 2006. The increase in cash provided by investing activities in fiscal 2007 was primarily due to the $33.2 million in proceeds received for the sale of our operating unit American of Martinsville and the $9.5 million in proceeds received for the sale of our operating unit Sam Moore. Additionally, $47.0 million in proceeds was generated by the sale of multiple properties during fiscal 2007. Some involved a sale-leaseback transaction which we entered into with a third party. These increases in cash flow were somewhat offset by $25.8 million in capital expenditures.

Financing Activities

Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $67.2 million of cash in financing activities in fiscal 2007 compared with $73.2 million of cash used in financing activities during fiscal 2006. Our discontinued operations did not have a material impact on cash flows from financing activities for fiscal 2007.

The following table summarizes our contractual obligations of the types specified:

	Payments by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Amounts in thousands)

Long-term debt obligations	$147,620	$36,618	$44,575	$8,661	$57,766
Capital lease obligations	1,782	1,070	712	—	—
Operating lease obligations	362,827	42,255	83,182	62,471	174,919
Interest obligations	24,570	7,215	9,216	5,962	2,177
Other long-term liabilities not reflected on our balance sheet	8,251	1,931	3,862	2,458	—

Total contractual obligations	$545,050	$89,089	$141,547	$79,552	$234,862

On February 9, 2007, we executed an amendment to our credit agreement to modify its fixed charge coverage ratio requirements and interest rate provisions and to reduce our unsecured revolving credit facility from $150 million to $100 million.

Our debt-to-capitalization ratio was 23.5% at April 28, 2007, 26.5% at April 29, 2006, and 30.0% at April 30, 2005.

On October 28, 1987, our Board of Directors announced the authorization of a plan to repurchase company stock. The plan originally authorized 1.0 million shares and, subsequent to October 1987, 22.0 million additional shares were added to this plan for repurchase. As of April 28, 2007, 5.4 million additional shares could be purchased pursuant to this authorization. We repurchased 0.5 million shares during fiscal 2007.

We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $14.6 million. Of this, $3.2 million will expire within one year, $3.9 million in one to three years, $2.6 million in four to five years, and $4.9 million thereafter. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the fourth quarter of fiscal 2007, we had $66.9 million in open purchase orders, including those of our discontinued operations, with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 63% and 67% of our inventories at April 28, 2007, and April 29, 2006, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis.

Revenue Recognition and Related Allowances

Shipping terms using third-party carriers are FOB shipping point, and revenue is recognized upon shipment of product. For product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Other incentives offered to customers include cash discounts, advertising agreements and other sales incentives. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Other sales incentives are recorded as a reduction to revenue at the time of sale. Our advertising agreements, expect co-op, give our non-branded customers advertising allowances based on revenues and are recorded as a reduction to revenue when the revenue is recognized.

Goodwill and Trade Names

In accordance with SFAS No. 142, goodwill and trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based on the discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to determine the monetary value of impairment.

During the third quarter of fiscal 2007, we performed an evaluation of our goodwill and trade names due to greater than anticipated decline in net sales for our operating units over the first half of the year. This sales decline triggered the need to evaluate our goodwill and intangible assets for impairment under SFAS No. 142 in advance of our normal impairment assessment in the fourth quarter. After completing this assessment, we determined that the goodwill of Sam Moore and the intangible assets of Pennsylvania House and Clayton Marcus were recorded above their fair value creating an impairment loss of $7.3 million for the goodwill at Sam Moore and a $3.6 million impairment loss for the trade names at Pennsylvania House and Clayton Marcus. We performed additional testing during the fourth quarter and found no additional impairments.

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

Other Loss Reserves

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. In fiscal 2007, our allowance for doubtful accounts for trade accounts receivable and long-term notes decreased from $17.4 million to $15.6 million. The decrease in the allowance was due mainly to several write-offs during the fourth quarter of fiscal 2007 for previously reserved accounts for a total of $2.7 million.

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

Pensions

We maintain defined benefit pension plans for eligible factory hourly employees at some operating units. Our largest plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost. Additionally, we closed our Canadian manufacturing facility during fiscal 2006 and terminated the pension plan associated with that business during the fourth quarter of fiscal 2007. Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Each year, we compare the actual experience to the more significant assumptions used; if warranted, we make adjustments to the assumptions.

Our pension plan discount rate assumption is evaluated annually. The discount rate selected for our U.S. plans is based upon a single rate developed after matching expected benefit payments to a yield curve for high-quality fixed-income investments. Long-term interest rates on high-quality debt instruments, which are used to determine the discount rate, were 5.85% based on the Citigroup High Grade Credit index at the end of fiscal 2007. Interest rates were down at the end of fiscal 2007 and were up slightly at the end of fiscal 2006 after declining in fiscal 2005. Accordingly, we decreased the discount rate used to determine our pension benefit obligation on our U.S. plans 40 basis points for fiscal 2007, after decreasing the rate 95 basis points for fiscal 2006. For our U.S. plans, we utilized a discount rate of 6.05% at April 28, 2007, compared with a rate of 6.45% at April 29, 2006, and 5.50% at April 30, 2005.

Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations. The expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the markets and any expected changes in investment policy.

Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on plan assets annually. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans. The rate of return assumption for U.S. plans as of April 28, 2007, and April 29, 2006, was 8.0%. The expected rate of return assumption as of April 28, 2007, will be used to determine pension expense for plans in 2008.

Our long-term stated investment objective is to maximize the investment return with the least amount of risk through a combination of capital appreciation and income. The strategic asset allocation targets are 65% equities and 35% fixed income within a range of 5% of the target. As of April 28, 2007, our weighted average asset allocation was 71% equity securities and 29% debt securities. As of April 29, 2006, our weighted average asset allocation was 69% equity securities and 31% debt securities.

Our non-qualified retirement plan was not funded at April 28, 2007. We do not expect to fund our non-qualified defined benefit retirement plan as we hold funds equal to the liability of the plan in a Rabbi trust. We are not required to make any contributions to the other defined benefit plans in fiscal year 2008; however, we reserve the right to make discretionary contributions.

As of April 28, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in Accumulated Other Comprehensive Income/(Loss) in our Consolidated Balance Sheet as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). For fiscal 2007, we recognized $8.2 million pre-tax ($4.9 million after tax) for previously unrecognized net actuarial losses in Accumulated Other Comprehensive Income. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in Other Comprehensive Income (Loss) in the period in which they occur.

We expect that the fiscal 2008 pension expense after considering all relevant assumptions will be minimal compared with $2.4 million in fiscal 2007, which included $1.3 million of settlement losses related to our Canadian pension plan. We do not believe that a 25 basis point change in our discount rate or our expected return on plan assets would have a material impact on our financial statements. In fiscal 2008, we do not expect to amortize any unrecognized actuarial losses as a component of pension expense.

Financial Guarantees

We have provided secured and unsecured financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The lease guarantees are generally for real estate leases and have terms from five to eleven years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $14.6 million as of April 28, 2007.

We have, on occasion, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is generally to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known specific warranty issues. Warranty expense is recorded as a component of S, G&A.

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

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships. We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded. Earnings in excess of our losses are attributed to equity owners of the dealers and are recorded as minority interest. We had three consolidated VIEs for the first quarter of fiscal 2006 and had four consolidated VIEs for the last three quarters of fiscal 2006 and throughout fiscal 2007.

Our consolidated VIEs recognized $45.6 million and $36.8 million in sales, net of intercompany eliminations, in fiscal 2007 and fiscal 2006, respectively. Additionally, we recognized a net loss per share of $0.11 and $0.09 in fiscal 2007 and fiscal 2006, respectively, resulting from the operating results of these VIEs. The VIEs had $2.8 million and $8.6 million of assets net of elimination of intercompany activity at the end of fiscal 2007 and fiscal 2006, respectively. During the third quarter of fiscal 2005, one of the equity owners of one of our VIEs contributed $2.0 million of capital to the business. Because we consolidated this entity based on voting interests, we recorded the capital contribution as income in that period to offset previously recorded losses. In fiscal 2005, the extraordinary gain of $3.4 million ($2.1 million net of income taxes) was a result of the application of purchase accounting relating to the acquisition of previously consolidated VIEs.

Restructuring

In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of our Lincolnton, North Carolina and Iuka, Mississippi upholstery manufacturing facilities, the closure of our rough mill lumber operation in North Wilkesboro, North Carolina, the consolidation of operations at our Kincaid Taylorsville, North Carolina upholstery operation and the elimination of a number of positions throughout the remainder of the organization. The Lincolnton and Iuka facility closures will occur in the first quarter of fiscal 2008 and will impact approximately 250 and 150 employees, respectively. The closure of our North Wilkesboro lumber operation, the consolidation of operations at Kincaid’s Taylorsville operation and the remaining activities occurred in the fourth quarter of fiscal 2007 and impacted approximately 100 positions. These decisions were made to help align our company with the current business environment and strengthen our positioning going forward. We recorded pre-tax restructuring charges of $4.3 million or $0.05 per diluted share covering severance and benefits, write-down of certain fixed assets in addition to other restructuring costs which were expensed as incurred. Of these costs $4.0 million was reported as a component of Cost of Sales with the remainder in Selling, General and Administrative. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Offsetting these expenses during the year was a pre-tax gain of $2.0 million or $0.02 per diluted share relating to the sale of properties idled as part of previous restructurings. These gains were recorded as a component of cost of sales.

During fiscal 2007, several of our Retail warehouses were consolidated into larger facilities, and several underperforming stores were closed. Approximately 85 jobs were eliminated as a result of these closures. We recorded pre-tax restructuring charges of $7.3 million or $0.08 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of Selling, General and Administrative costs. The write-down was accounted for in accordance with SFAS No. 144,

Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

As of April 28, 2007, we had a remaining restructuring liability of $3.4 million which is expected to be paid out or written off as follows: $2.4 million in fiscal 2008, $0.4 million in fiscal 2009, $0.4 million in fiscal 2010 and $0.2 million thereafter.

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity. The plant closure occurred in the third quarter of fiscal 2006, and production was absorbed in other upholstery facilities. Approximately 413 jobs were eliminated as a result of this closure. During fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets. Severance costs and other costs for this restructuring were expensed in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146. The write-down was accounted for in accordance with SFAS No. 144. During the fourth quarter of fiscal 2007, we recorded a pre-tax restructuring charge of $1.3 million or $0.02 per diluted share related to the settlement of the Canadian pension plan.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

	Fiscal 2007
			Cash
			Payments
	4/29/2006	Charges to	or Asset	4/28/2007
	Balance	Expense	Write-Offs	Balance
	(Amounts in thousands)

Severance and benefit-related costs	$891	$2,537	$(1,251)	$2,177
Fixed asset write-downs, net of gains	—	1,091	(1,091)	—
Contract termination costs	—	3,441	(2,184)	1,257
Other	—	3,964	(3,964)	—

Total restructuring	$891	$11,033	$(8,490)	$3,434

	Fiscal 2006
			Cash
			Payments
	4/30/2005	Charges to	or Asset	4/29/2006
	Balance	Expense	Write-Offs	Balance
	(Amounts in thousands)

Fixed asset write-downs, net of gains	$—	$(2,327)	$2,327	$—
Severance and benefit-related costs	38	8,970	(8,117)	891

Total restructuring	$38	$6,643	$(5,790)	$891

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

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. For the options granted in fiscal 2007, expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures were estimated at the date of grant based on historical experience.

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. In accordance with APB Opinion No. 25, there was no stock-based compensation expense recognized related to employee stock options during fiscal 2006 or fiscal 2005.

Stock-based compensation expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for fiscal 2007 was $2.4 million, which reduced net income by $1.7 million and earnings per share by $0.03. As of April 28, 2007, there was $2.8 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.72 years.

Regulatory Developments

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. The Dispute Settlement Body of the World Trade Organization (“WTO”) ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for duties collected on imports entered into the United States after September 30, 2007.

CBP has reported that approximately $57.4 million in preliminary CDSOA amounts were available as of April 30, 2007 for distribution to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. These funds are subject to adjustment. Additional antidumping duties actually collected through September 30, 2007 potentially will be available for distribution in calendar 2007. The amount of the actual duties that CBP collects is determined retrospectively for those imports that are subject to annual administrative reviews conducted by the U.S. Department of Commerce. Further, certain importers and Chinese producers have appealed the initial findings of the anti-dumping order to the U.S. Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of duties ultimately available for distribution. The tariffs attributable to importers and Chinese producers whose imports are subject to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amount ultimately available for distribution in this case during calendar 2007 will depend on the amount of duties on customs entries that CBP has liquidated and collected by September 30, 2007 (i.e., that are not subject to administrative reviews and pending legal appeals). Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other domestic producers requesting distribution for the relevant time periods under CDSOA. In two cases decided in 2006, the U.S. Court of International Trade has held unconstitutional CDSOA’s requirement that a company that is not a petitioner must indicate its support for an antidumping petition in order to be eligible for a distribution of duties. In Chez Sidney, L.L.C. v. United States, the Court did not reach the questions of whether the support requirement is severable and the appropriate remedy, but it is possible that the Court could rule that the entire statute is unconstitutional and prohibit further distributions. In SKF USA v. United States, the Court did not find the entire statute to be unconstitutional, but instead ordered CBP and the U.S. International Trade Commission to reconsider the plaintiff’s eligibility under CDSOA. These decisions are likely to be appealed to the U.S. Court of Appeals for the Federal Circuit. Similar judicial challenges filed by domestic producers of wooden bedroom furniture who currently are not entitled to CDSOA distributions could affect our percentage allocation. Our percentage allocation for payments received in calendar 2006 was approximately 18%. We recorded $3.4 million, net of legal fees, from CDSOA payments received in fiscal 2007. The percentage allocation included our American of Martinsville division. Although we sold the division during the first quarter of fiscal 2007, we have retained certain rights to payments received by the division subsequent to the sale. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive during the remainder of calendar 2007 or thereafter under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

Recent Accounting Pronouncements

FASB Interpretation No. 48

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, during June, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted.

We estimate that upon adoption, a cumulative effect adjustment of approximately $2 million to $4 million will increase reserves for uncertain tax positions and decrease retained earnings in the first quarter of fiscal 2008. This estimate is subject to revision as we complete our analysis and will be recorded as a component of stockholders’ equity.

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

FASB Statement of Financial Accounting Standards No. 158

The FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.

We adopted SFAS No. 158 as of April 28, 2007 and the impact on our financials was $8.2 million ($4.9 million after tax) of a decrease in assets and in accumulated other comprehensive income. The new measurement date requirement applies for fiscal years ending after December 15, 2008, however this requirement will not have an impact on our financial statements as we currently measure the funded status of our plans as of our year end date.

FASB Statement of Financial Accounting Standards No. 159

The FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows a company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

We are currently evaluating the impact SFAS No. 159 will have on our financial statements. This statement will be effective for our fiscal 2009 year end.

SEC Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

Our adoption of SAB No. 108 as of April 28, 2007 had no impact on our results of operations or financial condition.

Emerging Issues Task Force Issue 06-5

In June 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006.

We have reviewed this EITF and it did not have an impact on our financial statements.

Business Outlook

The external environment for home furnishings remains very difficult and the first quarter is typically the company’s slowest period due to seasonal factors. While we have made progress in managing the cost structure of our wholesale businesses, we believe challenging conditions in the marketplace will prevail and, we will continue to focus on matching costs to our revenue stream. In a move consistent with recent trends among other public companies, we are moving to yearly guidance for sales and earnings and will no longer provide quarterly projections. We expect sales for the fiscal 2008 year to be down 5% to 10% compared with fiscal 2007 and expect earnings per share to be in the range of $0.45 to $0.60 per share compared with $0.38 per share from continuing operations in fiscal 2007. This estimated range does not include restructuring charges, potential income from any anti-dumping monies or gains/losses on the sale of discontinued operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $100 million revolving credit facility under which we had no borrowings at April 28, 2007. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2008 based upon the current levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

The Audit Committee of the Board of Directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our consolidated financial statements. The Audit Committee is informed of the financial condition of La-Z-Boy Incorporated and regularly reviews Management’s critical accounting policies, the independence of our independent auditors, our internal control and the objectivity of our financial reporting. Both the independent auditors and the internal auditors have free access to the Audit Committee and meet with the Audit Committee periodically, both with and without Management present.

On September 15, 2006, La-Z-Boy Incorporated’s Chief Executive Officer submitted his annual certification to the New York Stock Exchange stating that he was not aware of any violation by the corporation of the Exchange’s corporate governance listing standards. La-Z-Boy filed the certifications by its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for the fiscal year ended April 28, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 28, 2007.

Management has excluded two La-Z-Boy Furniture Galleries® operations from our assessment of internal control over financial reporting because we do not have the right or authority to assess the internal controls of the consolidated entity and we also lack the ability, in practice, to make that assessment. These two retail furniture businesses were created prior to December 15, 2003, and were consolidated by La-Z-Boy Incorporated on April 24, 2004 upon the adoption of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. The combined total assets and total revenues of the excluded businesses represent 0.7% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 28, 2007.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this annual report, has also audited our management’s assessment of the effectiveness of our internal controls over financial reporting as of April 28, 2007, and the effectiveness of our internal control over financial reporting as of April 28, 2007, as stated in their opinion which is included herein.

Kurt L. Darrow
President and Chief Executive Officer

Louis M. Riccio, Jr.
Senior VP and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

We have completed integrated audits of La-Z-Boy Incorporated’s consolidated financial statements and of its internal control over financial reporting as of April 28, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 28, 2007 and April 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 to the consolidated financial statements the Company changed its method of accounting for share based compensation effective April 30, 2006. As discussed in Note 9 to the consolidated financial statements the Company changed its method of accounting for defined benefit pension plans effective April 28, 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of April 28, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded two La-Z-Boy Furniture Galleries operations from its assessment of internal control over financial reporting because the Company does not have the right or authority to assess the internal controls of the consolidated entity and also lacks the ability in practice, to make that assessment. The two retail furniture operations were created prior to December 15, 2003, and were consolidated by the Company on April 24, 2004 upon the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities. The combined total assets and total revenues of the excluded businesses represent 0.7% and 1.7% respectively, of the related consolidated financial statement amounts as of and for the year ended April 28, 2007.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
June 19, 2007

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
	(52 Weeks)	(52 Weeks)	(53 Weeks)
	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands, except per share data)

Sales	$1,617,302	$1,695,012	$1,815,202
Cost of sales
Cost of goods sold	1,187,876	1,273,505	1,371,243
Restructuring	3,371	8,479	2,931

Total cost of sales	1,191,247	1,281,984	1,374,174
Gross profit	426,055	413,028	441,028
Selling, general and administrative	386,438	375,793	362,967
Restructuring	7,662	—	—
Write-down of intangibles	—	22,695	—

Operating income	31,955	14,540	78,061
Interest expense	10,206	11,540	10,442
Income from Continued Dumping and Subsidy Act, net	3,430	—	—
Interest income	2,941	2,331	3,616
Other income (expense), net	1,738	(163)	(3,443)

Income from continuing operations before income taxes	29,858	5,168	67,792
Income tax expense	10,090	10,758	25,363

Income (loss) from continuing operations	19,768	(5,590)	42,429
Income (loss) from discontinued operations (net of tax of $(4,682) in 2007, $1,716 in 2006 and $(3,856) in 2005)	(15,629)	2,549	(7,338)
Extraordinary gain (net of tax of $1,283 in fiscal 2005)	—	—	2,094

Net income (loss)	$4,139	$(3,041)	$37,185

Basic average shares	51,475	51,801	52,082
Basic income (loss) from continuing operations per share	$0.38	$(0.11)	$0.81
Discontinued operations (net of tax)	(0.30)	0.05	(0.14)
Extraordinary gains (net of tax)	—	—	0.04

Basic net income (loss) per share	$0.08	$(0.06)	$0.71

Diluted average shares	51,606	51,801	52,138
Diluted income (loss) from continuing operations per share	$0.38	$(0.11)	$0.81
Discontinued operations (net of tax)	(0.30)	0.05	(0.14)
Extraordinary gains (net of tax)	—	—	0.04

Diluted net income (loss) per share	$0.08	$(0.06)	$0.71

Dividends paid per share	$0.48	$0.44	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

	As of
	4/28/2007	4/29/2006
	(Amounts in thousands, except par value)

Current assets
Cash and equivalents	$51,721	$24,089
Receivables, net of allowance of $13,635 in 2007 and $14,164 in 2006	230,399	270,578
Inventories, net	197,790	238,826
Deferred income taxes — current	17,283	12,854
Assets of discontinued operations	24,278	—
Other current assets	19,327	23,730

Total current assets	540,798	570,077
Property, plant and equipment, net	183,218	209,986
Deferred income taxes — long term	15,380	—
Goodwill	55,659	56,926
Trade names	9,472	18,794
Other long-term assets, net of allowance of $1,942 in 2007 and $3,267 in 2006	74,164	100,969

Total assets	$878,691	$956,752

Current liabilities
Short-term borrowings	$—	$8,000
Current portion of long-term debt	37,688	2,844
Accounts payable	68,089	85,561
Liabilities of discontinued operations	3,843	—
Accrued expenses and other current liabilities	118,590	128,318

Total current liabilities	228,210	224,723
Long-term debt	111,714	173,368
Deferred income taxes	—	126
Other long-term liabilities	53,419	48,190
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 51,377 outstanding in 2007 and 51,782 outstanding in 2006	51,377	51,782
Capital in excess of par value	208,283	210,826
Retained earnings	223,896	246,387
Unearned compensation	—	(3,083)
Accumulated other comprehensive income	1,792	4,433

Total shareholders’ equity	485,348	510,345

Total liabilities and shareholders’ equity	$878,691	$956,752

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Cash flows from operating activities
Net income (loss)	$4,139	$(3,041)	$37,185
Adjustments to reconcile net income (loss) to cash provided by operating activities
Extraordinary gain (net of tax)	—	—	(2,094)
Write-down of intangibles	—	22,695	—
Write-down of assets from businesses held for sale (net of tax)	14,936	—	—
Gain on sale of discontinued operations (net of tax)	(935)	—	(668)
Restructuring	11,033	6,643	10,294
Provision for doubtful accounts	3,790	4,527	176
Depreciation and amortization	27,204	29,234	28,329
Stock option and restricted stock expense	3,959	762	312
Change in receivables	5,064	13,529	(9,300)
Change in inventories	4,486	25,132	(10,633)
Change in payables	(11,607)	2,260	(10,032)
Change in other assets and liabilities	(12,446)	(8,561)	(9,236)
Change in deferred taxes	(16,390)	(3,403)	11,632

Total adjustments	29,094	92,818	8,780

Net cash provided by operating activities	33,233	89,777	45,965
Cash flows from investing activities
Proceeds from disposals of assets	46,974	11,499	11,226
Proceeds from sale of discontinued operations	42,659	—	10,985
Capital expenditures	(25,811)	(27,991)	(34,771)
Purchases of investments	(18,165)	(25,289)	(14,890)
Proceeds from sales of investments	17,342	12,983	8,120
Acquisitions, net of cash acquired	—	—	(6,806)
Change in other long-term assets	(955)	(1,875)	2,149

Net cash provided by (used for) investing activities	62,044	(30,673)	(23,987)
Cash flows from financing activities
Proceeds from debt	91,787	103,380	126,752
Payments on debt	(128,483)	(146,482)	(124,813)
Stock issued for stock and employee benefit plans	1,340	3,679	4,573
Repurchases of common stock	(6,947)	(10,890)	(2,476)
Dividends paid	(24,886)	(22,923)	(22,868)

Net cash used for financing activities	(67,189)	(73,236)	(18,832)
Effect of exchange rate changes on cash and equivalents	(456)	516	677

Change in cash and equivalents	27,632	(13,616)	3,823
Cash and equivalents at beginning of period	24,089	37,705	33,882

Cash and equivalents at end of period	$51,721	$24,089	$37,705

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Unearned	Comprehensive
	Shares	Par Value	Earnings	Compensation	Income(Loss)	Total
	(Amounts in thousands)

At April 24, 2004	$52,031	$216,156	$253,012	$—	$1,129	$522,328
Repurchases of common stock	(120)		(2,356)			(2,476)
Stock issued for stock and employee benefit plans	314	(2,063)	8,170	(1,848)		4,573
Amortization of unearned compensation				312		312
Tax benefit from exercise of options		(6)				(6)
Dividends paid			(22,868)			(22,868)
Comprehensive income (loss)
Net income			37,185
Unrealized gain on marketable securities (net of tax of $0.1 million)					127
Realization of gains on marketable securities (net of tax)					(93)
Translation adjustment					2,359
Change in fair value of cash flow hedges (net of tax)					(11)
Change in additional minimum pension liability (net of tax of $8.7 million)					(14,144)
Total comprehensive income						25,423

At April 30, 2005	52,225	214,087	273,143	(1,536)	(10,633)	527,286
Repurchases of common stock	(760)		(10,130)			(10,890)
Stock issued for stock and employee benefit plans	317	(3,261)	9,338	(2,715)		3,679
Amortization of unearned compensation				1,168		1,168
Dividends paid			(22,923)			(22,923)
Comprehensive income (loss)
Net loss			(3,041)
Unrealized gain on marketable securities (net of tax of $0.7 million)					1,020
Realization of gains on marketable securities (net of tax of $0.3 million)					(451)
Translation adjustment					988
Change in fair value of cash flow hedges (net of tax)					(63)
Change in additional minimum pension liability (net of tax of $8.4 million)					13,572
Total comprehensive income						12,025

At April 29, 2006	51,782	210,826	246,387	(3,083)	4,433	510,345
Reclassification of unearned compensation due to adoption of SFAS No. 123(R)		(3,083)		3,083		—
Repurchases of common stock	(540)		(6,407)			(6,947)
Stock issued for stock and employee benefit plans	135	(3,458)	4,663			1,340
Stock option and restricted stock expense		3,959				3,959
Tax benefit from exercise of options		39				39
Dividends paid			(24,886)			(24,886)
Comprehensive income (loss)
Net income			4,139
Unrealized gain on marketable securities (net of tax of $0.5 million)					1,145
Realized (gain) on marketable securities (net of tax of $0.3 million)					(458)
Translation adjustment					1,418
Change in fair value of cash flow hedges (net of tax)					(118)
Change in additional minimum pension liability (net of tax of $0.1 million)					319

Total comprehensive income						6,445
Adjustment upon adoption of SFAS No. 158 for Pension (net of tax of $3.2 million)					(4,947)	(4,947)

At April 28, 2007	$51,377	$208,283	$223,896	$—	$1,792	$485,348

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Our fiscal year ends on the last Saturday of April. Fiscal years 2007 and 2006 included 52 weeks, whereas fiscal year 2005 included 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of La-Z-Boy Incorporated and its majority-owned subsidiaries (“the Company”). All significant intercompany transactions have been eliminated. Additionally, Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (“VIE”) (“FIN 46”), requires us to consolidate several of our independently owned La-Z-Boy Furniture Galleries® stores.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Some of the more significant estimates include depreciation, valuation of inventories, valuation of intangibles including goodwill, allowances for doubtful accounts, sales returns, legal, environmental, restructuring, product liability, insurance reserves and warranty accruals. Actual results could differ from those estimates.

New Pronouncements

FASB Interpretation No. 48

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, during June 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted.

We estimate that upon adoption, a cumulative effect adjustment of approximately $2 million to $4 million will increase reserves for uncertain tax positions and decrease retained earnings in the first quarter of fiscal 2008. This estimate is subject to revision as we complete our analysis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB Statement of Financial Accounting Standards No. 158

The FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006.

We adopted SFAS No. 158 as of April 28, 2007 and the impact on our financials was $8.2 million ($4.9 million after tax) of a decrease in assets and in accumulated other comprehensive income. The new measurement date requirement applies for fiscal years ending after December 15, 2008, however this requirement will not have an impact on our financial statements as we currently measure the funded status of our plans as of our year end date.

FASB Statement of Financial Accounting Standards No. 159

The FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows a company to choose to measure selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

We are currently evaluating the impact SFAS No. 159 will have on our financial statements. This statement will be effective for our fiscal 2009 year end.

SEC Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006.

Our adoption of SAB No. 108 as of April 28, 2007 had no impact on our results of operations or financial condition.

Emerging Issues Task Force Issue 06-5

In June 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. On September 7, 2006, the EITF concluded that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts that are recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The effective date of EITF 06-5 is for fiscal years beginning after December 15, 2006.

We have reviewed this EITF and it did not have an impact on our financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 63% and 67% of our inventories at April 28, 2007, and April 29, 2006, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis.

Property, Plant and Equipment

Items capitalized, including significant betterments to existing facilities, are recorded at cost. All maintenance and repair costs are expensed when incurred. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.

Disposal and Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of our long-lived assets for impairment on an annual basis.

Goodwill and Trade Names

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and indefinite lived intangibles for impairment on an annual basis as of the end of our fiscal year, unless conditions arise that warrant a more frequent evaluation. See Note 4 for additional information on our goodwill and trade names.

Investments

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses reported, net of tax, as a component of other comprehensive income. Realized gains and losses for available-for-sale securities are based on the first-in, first-out method.

Life Insurance

Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other non-current assets on our balance sheet, and we expect to hold these policies to maturity. The change in cash surrender or contract value is recorded as income or expense during each period.

Revenue Recognition

Shipping terms using third-party carriers are FOB shipping point and revenue is recognized upon shipment of product. For product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Other incentives offered to customers include cash discounts, advertising agreements and other sales incentive programs. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Other sales incentives are recorded as a reduction to revenue at the time of sale. Our advertising agreements, except co-op, give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $11.7 million, $14.7 million and $16.2 million for the fiscal years ended April 28, 2007, April 29, 2006, and April 30, 2005, respectively.

Advertising Expenses

Production costs of commercials and programming and costs of other advertising, promotion and marketing programs are charged to income in the period incurred. Cooperative advertising agreements exist with some customers to reimburse them for actual advertising expenses. The reimbursements are recorded as advertising expense when the customer substantiates the advertising. Advertising expenses were $60.4 million, $58.3 million and $59.7 million for the fiscal years ended April 28, 2007, April 29, 2006, and April 30, 2005, respectively.

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

Foreign Currency Translation

The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity in other comprehensive income.

Financial Instruments and Hedging

We had derivative instruments consisting of interest rate swap agreements that were used to fix the interest rate on a portion of the variable interest rate borrowings on our revolving credit facility. These agreements were designated and accounted for as cash flow hedges. These interest rate swap agreements expired in August 2006. The effect of marking these contracts to fair value was recorded as a component of shareholders’ equity in other comprehensive income.

We also enter into forward foreign currency exchange contracts to limit our exposure from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business and, accordingly, are not speculative in nature. These contracts are designed to match our currency needs and are therefore designated and accounted for as cash flow hedges. The fair value of our foreign currency contracts is based on quoted market prices and the effect of marking these contracts to fair value is recorded as a component of shareholders’ equity in other comprehensive income.

Accounting for Stock-Based Compensation

On April 30, 2006, we adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using a modified-prospective transition method. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and requires us to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or canceled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As stock-based compensation expense recognized in the consolidated statement of operations for the twelve months ended April 28, 2007 was based on awards ultimately expected to vest, it was reduced for forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123(R) for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred. In accordance with the modified-prospective transition method, prior periods have not been restated to include the impact of SFAS No. 123(R).

As a result of the adoption of SFAS No. 123(R), our results for the twelve months ended April 28, 2007 include stock-based compensation expense totaling $2.4 million. Such amounts have been included in the Consolidated Statement of Operations within Selling, General and Administrative expenses. During the same period, we recognized related tax benefits associated with our stock-based compensation arrangements totaling $0.7 million.

We adopted the long form method provided in SFAS No. 123(R) to use for calculating the beginning balance of the additional paid in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statement of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). We have not recognized excess tax benefits related to employee stock-based compensation and, therefore, do not currently have an APIC pool.

As permitted by SFAS No. 123(R), we chose the nominal vesting period approach for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement eligible employees. Under this method, expense was recognized over the normal four-year vesting period. With the adoption of SFAS No. 123(R), we were required to continue applying the nominal vesting period approach for unvested options granted prior to the date of adoption of April 30, 2006. For awards granted after that date we must apply the non-substantive vesting period approach where expense is recognized over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. Our compensation expense for the twelve months ended April 28, 2007 would have increased by $0.4 million, under the non-substantive vesting period approach.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. There was no stock-based compensation expense recognized related to employee stock options for the year ended April 29, 2006 or the year ended April 30, 2005. The pro forma table below, which addresses the disclosure requirements of SFAS No. 148, reflects basic and diluted net earnings per share for years ended April 29, 2006 and April 30, 2005 assuming that we had accounted for our stock options using the fair value method promulgated by SFAS No. 123(R) at that time.

	4/29/2006	4/30/2005
	(Amounts in thousands, except per share data)

Net income (loss)	$(3,041)	$37,185
Add back stock compensation expense included in net income (loss) (net of tax)	472	193
Deduct fair value of stock plans (net of tax)	(2,365)	(2,451)

Pro forma net income (loss)	$(4,934)	$34,927

Basic net income (loss) per share as reported	$(0.06)	$0.71
Pro forma basic net income (loss) per share	$(0.10)	$0.67
Diluted net income (loss) per share as reported	$(0.06)	$0.71
Pro forma net income (loss) per share	$(0.10)	$0.67

The fair value options granted was estimated on the date of grant using the Black-Scholes model with the following assumptions (for the fiscal years ended):

	4/29/2006	4/30/2005

Risk-free interest rate	4.25%	3.4%
Dividend rate	3.1%	2.1%
Expected life in years	5.0	5.5
Stock price volatility	29.0%	36.0%
Fair Value Per Share	$3.21	$5.02

Reclassifications

Certain prior year information has been reclassified to be comparable to the current year presentation. Most notably we have reclassified our Consolidated Statement of Operations and related footnote data for discontinued operations.

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

In the fourth quarter of fiscal 2005, we changed our estimate of workers’ compensation unpaid claims. Previously, we established our workers’ compensation liability using historical trends as the basis for the liability. The new estimate uses a third-party actuary to estimate settlement costs for incurred claims. We recognized an additional expense of $5.9 million in the fourth quarter of fiscal 2005 based on our new estimate. In the fourth quarter of fiscal 2007, we recorded a reduction in our workers’ compensation liability of $2.4 million as a result of favorable claims experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a business component that has been disposed or has been approved to be disposed of as a discontinued operation. The results of operations of our discontinued operations, including any gains or losses on disposition, are aggregated and presented on one line in the income statement. SFAS No. 144 requires the reclassification of amounts presented for prior years as discontinued operations. The amounts presented in the Consolidated Statement of Operations for years prior to fiscal 2007 were reclassified to comply with SFAS No. 144.

During the fourth quarter of fiscal 2005, we sold our La-Z-Boy Contract operating unit. As a result of this divestiture, our Consolidated Statement of Operations for the prior years have been reclassified to reflect the results of operations of this divested business as discontinued operations. The business unit was previously included in the Upholstery Group, which has also been reclassified to reflect the discontinued operations.

During the first quarter of fiscal 2007, we sold our American of Martinsville operating unit. As a result of this divestiture, our Consolidated Statement of Operations for the prior years have been reclassified to reflect the results of operations of this divested business as discontinued operations. The business unit was previously included in the Casegoods Group, which has also been reclassified to reflect the discontinued operations.

Additionally, during the third quarter of fiscal 2007, we committed to a plan to sell Sam Moore, which was a part of our Upholstery Group, and to sell Clayton Marcus and Pennsylvania House, which were part of our Casegoods Group. Due to this decision, these operating units qualified as discontinued operations. All segment information has been restated to reflect these discontinued operations. In April 2007 we sold our Sam Moore operating unit.

In the Consolidated Balance Sheet for fiscal 2007, Clayton Marcus and Pennsylvania House were classified as businesses held for sale and the prior year was not reclassified. In the Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified. See Note 18 for additional information regarding our discontinued operations.

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

Note 2:	Inventories

	4/28/2007	4/29/2006
	(Amounts in thousands)

Raw materials	$69,562	$74,292
Work in process	19,972	37,786
Finished goods	132,679	147,996

FIFO inventories	222,213	260,074
Excess of FIFO over LIFO	(24,423)	(21,248)

Total inventories	$197,790	$238,826

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3:	Property, Plant and Equipment

	Estimated Useful
	Lives	4/28/2007	4/29/2006
	(Amounts in thousands)

Buildings and building fixtures	3-40 years	$186,403	$211,093
Machinery and equipment	3-30 years	151,896	171,407
Information systems	3-10 years	48,388	48,892
Land and land improvements	3-40 years	27,951	29,119
Transportation equipment	3-10 years	16,556	17,228
Other	3-20 years	12,135	11,464
Construction in progress		5,834	9,091

		449,163	498,294
Accumulated depreciation		(265,945)	(288,308)

Net property, plant and equipment		$183,218	$209,986

Note 4:	Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, we test goodwill and trade names for impairment on an annual basis as of the end of our fiscal year, unless conditions arise that warrant a more frequent evaluation. We test our intangible assets by comparing their fair value to their carrying values. The fair value for each trade name is established based upon a royalty savings approach. Additionally, goodwill is tested using a combination of the discounted cash flows and the projected profitability of the entity.

During the first quarter of fiscal 2007, we acquired several La-Z-Boy Furniture Galleries® stores in southeast Florida that were independently owned. We recorded goodwill of $5.8 million relating to the acquisition of this market. This acquisition impacted our consolidated net sales by less than 1.0%. During the first half of fiscal 2007, we experienced a greater than anticipated decline in net sales in certain of our reporting units. Additionally in the third quarter of fiscal 2007 we committed to a plan to sell Sam Moore, a reporting unit which was part of the Upholstery Group, and a plan to sell Clayton Marcus and Pennsylvania House, which were included in our Casegoods Group. These were considered to be triggering events under SFAS No. 142 and resulted in evaluating our goodwill and intangible assets for impairment in the third quarter of fiscal 2007, in advance of our normal annual impairment assessment in the fourth quarter. After completing this assessment we determined that there was an indicated impairment of the goodwill of Sam Moore and the intangible assets of Pennsylvania House and Clayton Marcus. As a result we took an impairment charge of $7.3 million, with no related tax benefit, for the remaining goodwill of Sam Moore and we reduced the carrying value of the intangible assets of Pennsylvania House and Clayton Marcus by $3.6 million, $2.3 million after tax, in line with the fair value determined by the impairment assessment. These impairments were included as discontinued operations in our Consolidated Statement of Operations. The remaining trade names for these businesses of $5.7 million were presented as assets of discontinued operations as of the end of fiscal 2007.

We completed our normal annual assessment of goodwill impairment under SFAS No. 142 in the fourth quarter of fiscal 2007, and concluded that the fair values of our remaining goodwill and intangible assets were greater than their carrying values and as such, no additional impairment charges were necessary.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes to goodwill and trade names during fiscal 2007 and fiscal 2006:

	Balance	Acquisitions,	Intangible	Transfer to	Balance
	as of	Dispositions and	Write-	Held for	as of
Fiscal 2007	4/29/2006	Other	Down	Sale	4/28/2007
	(Amounts in thousands)

Goodwill
Upholstery Group	$26,959	$—	$(7,327)	$—	$19,632
Retail Group	21,845	6,060	—	—	27,905
Corporate and Other	8,122	—	—	—	8,122

Consolidated	$56,926	$6,060	$(7,327)	$—	$55,659

Tradenames
Casegoods Group	$18,794	$—	$(3,583)	$(5,739)	$9,472

	Balance	Acquisitions,	Intangible	Transfer to	Balance
	as of	Dispositions and	Write-	Held for	as of
Fiscal 2006	4/30/2005	Other	Down	Sale	4/29/2006
	(Amounts in thousands)

Goodwill
Upholstery Group	$49,654	$—	$(22,695)	$—	$26,959
Retail Group	21,994	(149)	—	—	21,845
Corporate and Other	7,714	408	—	—	8,122

Consolidated	$79,362	$259	$(22,695)	$—	$56,926

Tradenames
Casegoods Group	$18,794	$—	$—	$—	$18,794
Corporate and other	2,690	(2,690)	—	—	—

Consolidated	$21,484	$(2,690)	$—	$—	$18,794

Note 5:	Investments

Included in other long-term assets were $34.8 million and $32.4 million at April 28, 2007, and April 29, 2006, respectively, of available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans and our captive insurance company.

The following is a summary of available-for-sale securities at April 28, 2007, and April 29, 2006:

	Gross	Gross
Fiscal 2007	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)

Equity securities	$3,278	$(3)	$12,737
Fixed income	122	(146)	21,014
Other	5	—	1,027

Total securities	$3,405	$(149)	$34,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross	Gross
Fiscal 2006	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)

Equity securities	$2,717	$(6)	$12,573
Fixed income	30	(558)	19,400
Other	—	—	413

Total securities	$2,747	$(564)	$32,386

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Proceeds from sales	$17,342	$12,983	$1,672
Gross realized gains	987	773	173
Gross realized losses	(256)	(91)	(25)

The fair value of fixed income available-for-sale securities by contractual maturity was $2.5 million within one year, $7.2 million within two to five years, $9.5 million within six to ten years and $1.8 million thereafter.

Note 6:	Accrued Expenses and Other Current Liabilities

	4/28/2007	4/29/2006
	(Amounts in thousands)

Payroll and other compensation	$49,649	$56,411
Accrued product warranty, current portion	9,208	13,534
Income taxes	9,820	4,901
Customer deposits	14,141	19,683
Other current liabilities	35,772	33,789

Accrued expenses and other current liabilities	$118,590	$128,318

Note 7:	Debt

		Fiscal Year
	Interest Rate	Maturity	4/28/2007	4/29/2006
	(Amounts in thousands)

Revolving credit facility	—	2010	$—	$25,000
Industrial revenue bonds	3.7-7.0%	2010-2023	16,851	16,856
Private placement notes	6.5%	2008	35,000	35,000
	4.6%	2010	36,000	36,000
	5.3%	2013	50,000	50,000
Other debt	5.5-13.7%	2007-2011	9,768	11,020
Capital leases	7.0-8.3%	2007-2011	1,783	2,336

Total debt			149,402	176,212
Less: current portion			(37,688)	(2,844)

Long-term debt			$111,714	$173,368

Weighted average interest rate			5.2%	4.8%
Fair value of debt			$148,462	$173,415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 30, 2004, we entered into an unsecured $150 million revolving credit facility agreement. The facility has an accordion feature, enabling us to expand the facility by $50 million with the same terms and conditions, subject to approval by the banks that are a party to the agreement. The agreement has a performance-based interest rate pricing grid ranging from LIBOR plus 0.475% to LIBOR plus 0.800%, determined by our consolidated debt-to-capital ratio. The agreement also requires that certain financial covenants be met. On November 11, 2005, we executed a consent and waiver with the lenders under our credit agreement clarifying that the assets, liabilities and operating results of VIEs are to be excluded for purposes of covenant calculations under the agreement. On November 22, 2005, we executed an amendment to the credit agreement to modify its fixed charge coverage ratio requirements and interest rate provisions. On February 9, 2007, we executed an amendment to our credit agreement to modify its fixed charge coverage ratio requirements and interest rate provisions and to reduce the facility from $150 million to $100 million. The revolving credit facility expires on May 1, 2009. At April 28, 2007, we were in compliance with all of the covenants under this facility. As of April 28, 2007, we had $100.0 million available for future borrowings under this facility.

We have short-term borrowing arrangements with several banks that allow us to borrow funds on demand. Our availability of credit from short-term borrowing lines of credit total $119.1 million, with no borrowings at April 28, 2007.

Industrial revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds.

We had entered into several interest rate swap agreements with counter-parties that were participants in the revolving credit facility to reduce the impact of changes in interest rates on the floating rate debt. We believe that the risk of potential credit loss from counter-party non-performance is minimal. The purpose of these swaps was to fix interest rates on a notional amount of $10 million through August 4, 2006, at 3.05% plus the applicable borrowing spread under the revolving credit facility.

Maturities of long-term debt, subsequent to April 28, 2007, are $37.7 million in 2008, $2.2 million in 2009, $43.1 million in 2010, $4.2 million in 2011, $4.5 million in 2012 and $57.7 million thereafter.

Cash paid for interest during fiscal years 2007, 2006 and 2005 was $10.3 million, $11.5 million and $10.1 million, respectively.

Note 8:	Operating Leases

We have operating leases for manufacturing facilities, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation equipment and data processing. The operating leases expire at various dates through fiscal 2027. Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. We lease additional transportation, data processing and other equipment under capital leases expiring at various dates through fiscal 2010.

We have certain retail facilities which we sublease to outside parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future minimum rentals for all non-cancelable leases and future rental income from subleases are as follows (for the fiscal years):

	Future	Future
	Minimum Rentals	Minimum Income
	(Amounts in thousands)

2008	$42,255	$1,430
2009	43,179	1,455
2010	40,003	1,472
2011	33,330	1,508
2012	29,141	1,526
2013 and beyond	174,919	10,770

Total	$362,827	$18,161

Rental expense, rental income and contingent rentals for operating leases were as follows (for the fiscal years ended):

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Rental expense	$47,357	$43,169	$35,773
Rental income	1,812	994	612
Contingent rents	388	390	408

Note 9:	Retirement and Welfare

Eligible salaried employees are covered under a trusteed profit sharing retirement plan. Discretionary cash contributions to a trust are made annually based on profits. We also maintain an Executive Qualified Deferred Compensation plan for eligible highly compensated employees. An element of this plan is the Supplemental Executive Retirement Plan (“SERP”), which allows contributions for eligible highly compensated employees. We had life insurance contracts at April 28, 2007, and April 29, 2006, of $18.0 million and $18.3 million, respectively, included in other long-term assets related to this plan which we expect to be held to maturity.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $14.4 million and $13.8 million at April 28, 2007, and April 29, 2006, respectively. During fiscal 2007, the interest cost recognized for this plan was $0.9 million, the actuarial gain recognized was $0.6 million and the benefit payments during the year were $0.9 million. During fiscal 2006, the interest cost recognized for this plan was $0.8 million, the actuarial gain recognized was $1.3 million and the benefit payments during the year were $0.8 million. This plan is not funded and is excluded from the obligation charts that follow.

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas, and beginning on August 1, 2006, these contributions were made in cash. Prior to this date, the match was made in our common shares. We also maintain defined benefit pension plans for eligible factory hourly employees at some operating units. Our largest plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost. As discussed in Note 15, we closed our Canadian manufacturing facility during fiscal 2006 and terminated the pension plan associated with that business, which caused a curtailment loss of $0.9 million in fiscal 2006 and a settlement charge of $1.3 million in fiscal 2007 as shown in the table below.

The measurement dates for the pension plan assets and benefit obligations were April 28, 2007, April 29, 2006, and April 30, 2005, in the years presented.

As of April 29, 2006, previously unrecognized actuarial losses were $9.9 million. As of April 28, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheet as required by SFAS No. 158. For fiscal 2007, we recognized $8.2 million pre-tax ($4.9 million after tax) for previously unrecognized net actuarial losses in Accumulated Other Comprehensive Income. This adoption reduced our long-term pension assets by $8.2 million in our Consolidated Balance Sheet as of April 28, 2007. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in Other Comprehensive Income (Loss) in the period in which they occur.

The net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Service cost	$2,190	$2,979	$3,065
Interest cost	5,489	4,880	4,695
Expected return on plan assets	(6,717)	(6,514)	(6,126)
Net amortization and deferral	98	1,202	(53)
Curtailment/settlement loss	1,323	900	—

Net periodic pension cost	2,383	3,447	1,581
Profit sharing/SERP*	2,551	6,405	10,970
401(k)*	5,414	4,415	4,973
Other*	98	755	1,130

Total retirement costs	$10,446	$15,022	$18,654

*	Not determined by an actuary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the defined benefit pension plans was as follows:

	4/28/2007	4/29/2006
	(Amounts in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$86,438	$90,222
Service cost	2,190	2,979
Interest cost	5,489	4,880
Actuarial (gain)/loss	4,639	(6,635)
Benefits paid	(8,320)	(5,008)
Curtailment	(1,241)	—

Benefit obligation at end of year	89,195	86,438
Change in plan assets
Fair value of plan assets at beginning of year	91,468	82,842
Actual return on plan assets	10,574	12,404
Employer contribution	204	1,230
Benefits paid	(8,320)	(5,008)

Fair value of plan assets at end of year	$93,926	$91,468

Funded status	$4,731	$5,030

Pension plans in which accumulated benefit obligation exceeds plan assets at end of year
Accumulated benefit obligation	$10,982	$3,716
Fair value of plan assets	$10,956	$3,671

Amounts recognized in the Consolidated Balance Sheet consist of:

	4/28/2007	4/29/2006
	(Amounts in thousands)

Prepaid benefit cost	$4,757	$14,960
Accrued benefit liability	(26)	(1,291)
Accumulated other comprehensive loss	—	1,291

Net amount recognized	$4,731	$14,960

The weighted average actuarial assumptions were as follows (for the fiscal years ended):

	4/28/2007	4/29/2006	4/30/2005

Discount rate used to determine benefit obligations	6.1%	6.4%	5.5%
Discount rate used to determine net benefit cost	6.4%	5.5%	6.0%
Long-term rate of return	8.0%	8.0%	8.0%

Our non-qualified retirement plan was not funded at April 28, 2007 or April 29, 2006. We do not expect to fund our non-qualified defined benefit retirement plan as we hold funds equal to the liability of the plan in a rabbi trust. We are not required to make any contributions to the defined benefit plans in fiscal year 2008; however, we reserve the right to make discretionary contributions. In fiscal 2008, we do not expect to amortize any unrecognized actuarial losses as a component of pension expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted average asset allocations at year end were as follows:

	4/28/2007	4/29/2006

Equity securities	71%	69%
Debt securities	29%	31%

Total	100%	100%

The expected benefit payments by our pension plans for each of the next five years and for periods thereafter are presented in the following table:

Benefit Payments
(Amounts in thousands)

2008	$4,058
2009	3,823
2010	4,016
2011	4,217
2012	4,423
2013 and thereafter	30,924

$51,461

Note 10:	Financial Guarantees and Product Warranties

We have provided secured and unsecured financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The lease guarantees are generally for real estate leases and have terms from five to eleven years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $14.6 million as of April 28, 2007.

We have, on occasion, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is generally to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known specific warranty issues. Warranty expense is recorded as a component of S,G&A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the changes in our product warranty liability is as follows:

	4/28/2007	4/29/2006
	(Amounts in thousands)

Balance as of the beginning of the year	$19,655	$18,688
Accruals during the year	14,938	14,347
Other adjustments during the year	(4,179)	(1,015)
Adjustments for discontinued operations	(1,521)	—
Settlements during the period	(14,910)	(12,365)

Balance as of the end of the period	$13,983	$19,655

Other adjustments of $4.2 million reflect our current trend towards lower aggregate warranty costs, particularly costs incurred one year after sale of the product. The adjustment also reflects remediation of other specific warranty-related issues. Together, these items have reduced the reserve for future warranty costs.

Note 11:	Contingencies and Commitments

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

Note 12:	Stock-Based Compensation

On April 30, 2006, we adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”) using a modified-prospective transition method. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and requires us to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or canceled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

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

The long-term equity award plan and the former employee incentive stock option plan provide grants to certain employees to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former plan remain in effect and become exercisable at 25% per year, beginning one year from the date of grant for a term of five or ten years. Additionally, we have outstanding options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of April 28, 2007, were 15,045 with a weighted average exercise price of $19.15 per share. There are no shares available for future grant under this plan.

Stock option expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the twelve months ended April 28, 2007 was $2.4 million. This expense reduced net income by $1.7 million and earnings per share by $0.03 for the twelve months ended April 28, 2007. We received less than $0.1 million in cash during fiscal 2007 for exercises of stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan activity for stock options under the above plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(In thousands)			(In thousands)

Outstanding at April 29, 2006	2,325	$18.29	4.2	$1,151
Granted	649	13.26
Exercised	(4)	13.57		5
Expired	(542)	20.21
Cancelled	(172)	13.88

Outstanding at April 28, 2007	2,256	16.63	4.3	—

Exercisable at April 28, 2007	1,128	$19.03	4.7	—
Available for grants at April 28, 2007	3,290

As of April 28, 2007, there was $2.8 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 1.7 years. During the twelve months ended April 28, 2007, 0.6 million shares vested. The aggregate intrinsic value of options exercised during fiscal 2006 and fiscal 2005 was less than $0.1 million and $0.2 million, respectively.

The fair value of each option grant was estimated using the Black-Scholes option-pricing model. For the options granted in the second quarter ended October 28, 2006, expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Turnover rate was estimated at the date of grant based on historical experience. The fair value of employee stock options granted during the second quarter of fiscal 2007 was calculated using the following assumptions:

4/28/2007

Risk-free interest rate	4.8%
Dividend rate	3.2%
Expected life in years	4.0
Stock price volatility	35.0%
Turnover rate	3.0%
Fair Value Per Share	$3.47

Under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award restricted common shares to certain employees. The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years. In the event of an employee’s termination during the escrow period, the shares are returned to the company at no cost to the company. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized over the vesting period. Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $1.6 million with an after-tax effect of $1.0 million during fiscal 2007, and $0.8 million with an after-tax effect of $0.5 million during fiscal 2006. The unrecognized compensation cost at April 28, 2007 was $3.2 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about non-vested share awards as of and for the year ended April 28, 2007:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Non-vested shares at April 29, 2006	283	$14.59
Granted	184	13.43
Vested	(42)	14.81
Cancelled	(59)	14.28

Non-vested at April 28, 2007	366	$14.03

Our shareholders have approved a non-employee directors’ restricted share plan, under which shares are offered at 25% of the fair market value at the date of grant. The plan requires that all shares be held in an escrow account until the participant’s service as a director ceases unless otherwise approved by the Board of Directors. In the event of a non-employee director’s termination during the escrow period, the shares must be sold back to us at their cost. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized when the grant occurs. Actual pre-tax expense relating to the restricted shares was $0.3 million and $0.2 million during fiscal 2007 and fiscal 2006, respectively.

Additionally under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The shares are offered at no cost to the employees. In the event of an employee’s termination during the performance period, the potential right to earn shares under this program is generally forfeited. No shares were issued during fiscal 2007 or fiscal 2006. The cost of performance-based awards is expensed over the performance period. No expense was recognized during fiscal 2007 as we did not expect the financial goals to be attained for any of the outstanding performance periods. In fiscal 2006 and fiscal 2005, expenses of $0.5 million and $1.5 million, respectively, were reversed relating to prior year accruals for previously anticipated payouts on this plan as financials goals were not attained.

Note 13:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, are as follows:

	4/28/2007	4/29/2006
	(Amounts in thousands)

Translation adjustment	$5,483	$4,066
Cash flow hedges	(85)	33
Unrealized gains/(losses) on marketable securities	2,049	1,362
Pension	(5,655)	(1,028)

Total accumulated other comprehensive income	$1,792	$4,433

Note 14:	Segment Information

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. On July 28, 2006, we sold our American of Martinsville division which was part of our Casegoods Group, as it was not strategically aligned with our current business model as a residential furniture company. On April 28, 2007 we sold our Sam Moore operating unit, which was included in our Upholstery Group, to continue aligning our business with our strategic plan. Additionally, in the third quarter of fiscal 2007, we committed to a plan to sell Clayton Marcus and Pennsylvania House which were included in the Casegoods Group. These businesses have been presented as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued operations and prior financial information was restated for the change in composition of our Upholstery and Casegoods Groups. Income statement information presented below is restated accordingly.

Upholstery Group.  The operating units in the Upholstery Group are Bauhaus, England, La-Z-Boy, and La-Z-Boy U.K. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group.  The operating units in the Casegoods Group are American Drew, Lea, Hammary and Kincaid. This group primarily sells manufactured or imported wood furniture to furniture retailers. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some upholstered furniture.

Retail Group.  The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores. The Retail Group primarily sells upholstered furniture to end consumers.

Our largest customer represents less than 5.0% of each of our segments’ sales.

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

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Sales
Upholstery Group	$1,194,220	$1,265,952	$1,379,684
Casegoods Group	262,721	292,553	309,792
Retail Group	220,319	213,438	173,099
VIEs/Eliminations	(59,958)	(76,931)	(47,373)

Consolidated	1,617,302	1,695,012	1,815,202

Operating income (loss)
Upholstery Group	78,724	83,160	99,779
Casegoods Group	20,289	17,125	14,010
Retail Group	(31,161)	(26,006)	(2,859)
Corporate and Other*	(24,864)	(28,565)	(29,938)
Restructuring	(11,033)	(8,479)	(2,931)
Intangible write-down	—	(22,695)	—

Consolidated	31,955	14,540	78,061

Depreciation and Amortization
Upholstery Group	13,723	13,282	14,230
Casegoods Group	3,002	3,594	3,773
Retail Group	4,806	3,801	2,710
Corporate and Other*	4,065	3,834	3,062

Consolidated	25,596	24,511	23,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Capital Expenditures
Upholstery Group	10,172	14,782	13,275
Casegoods Group	1,051	3,027	3,621
Retail Group	7,356	4,038	7,126
Corporate and Other*	7,232	6,144	10,749

Consolidated	25,811	27,991	34,771

Assets
Upholstery Group	472,854	493,702	564,689
Casegoods Group	125,234	231,092	250,133
Retail Group	123,208	103,611	97,805
Unallocated Assets	157,395	128,347	113,730

Consolidated	$878,691	$956,752	$1,026,357

Sales by Country
United States	90%	92%	91%
Canada	7%	6%	6%
Other	3%	2%	3%

Total	100%	100%	100%

*	Variable Interest Entities (“VIEs”) are included in corporate and other.

Note 15:	Restructuring

In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of our Lincolnton, North Carolina and Iuka, Mississippi upholstery manufacturing facilities, the closure of our rough mill lumber operation in North Wilkesboro, North Carolina, the consolidation of operations at our Kincaid Taylorsville, North Carolina upholstery operation and the elimination of a number of positions throughout the remainder of the organization. The Lincolnton and Iuka facility closures will occur in the first quarter of fiscal 2008 and will impact approximately 250 and 150 employees, respectively. The closure of our North Wilkesboro lumber operation, the consolidation of operations at Kincaid’s Taylorsville operation and the remaining activities occurred in the fourth quarter of fiscal 2007 and impacted approximately 100 positions. These decisions were made to help align our company with the current business environment and strengthen our positioning going forward. We recorded pre-tax restructuring charges of $4.3 million or $0.05 per diluted share covering severance and benefits, write-down of certain fixed assets in addition to other restructuring costs which were expensed as incurred. Of these costs $4.0 million was reported as a component of Cost of Sales with the remainder in Selling, General and Administrative. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Offsetting these expenses during the year was a pre-tax gain of $2.0 million or $0.02 per diluted share relating to the sale of properties idled as part of previous restructurings. These gains were recorded as a component of cost of sales.

During fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 85 jobs were eliminated as a result of these closures. We recorded pre-tax restructuring charges of $7.3 million or $0.08 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of Selling, General and Administrative costs. The write-down was accounted for in accordance with SFAS No. 144,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

As of April 28, 2007, we had a remaining restructuring liability of $3.4 million which is expected to be paid out or written off as follows: $2.4 million in fiscal 2008, $0.4 million in fiscal 2009, $0.4 million in fiscal 2010 and $0.2 million thereafter.

In the second quarter of fiscal 2006, the decision was made to close our Canadian upholstery manufacturing facility due to underutilization of capacity. The plant closure occurred in the third quarter of fiscal 2006 and production was absorbed in other upholstery facilities. Approximately 413 jobs were eliminated as a result of this closure. During fiscal 2006, pre-tax restructuring charges for our Canadian facility were $8.9 million, or $0.11 per diluted share, covering severance and benefits, appropriate adjustments to our pension liability and the write-down of certain fixed assets. Severance costs and other costs for this restructuring were expensed in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits and SFAS No. 146. The write-down was accounted for in accordance with SFAS No. 144. During the fourth quarter of fiscal 2007, we recorded a pre-tax restructuring charge of $1.3 million or $0.02 per diluted share related to the settlement of the Canadian pension plan.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2007
			Cash
			Payments
	4/29/2006	Charges to	or Asset	4/28/2007
	Balance	Expense	Write-Offs	Balance
	(Amounts in thousands)

Severance and benefit-related costs	$891	$2,537	$(1,251)	$2,177
Fixed asset write-downs, net of gains	—	1,091	(1,091)	—
Contract termination costs	—	3,441	(2,184)	1,257
Other	—	3,964	(3,964)	—

Total restructuring	$891	$11,033	$(8,490)	$3,434

		Fiscal 2006
			Cash
			Payments
	4/30/2005	Charges to	or Asset	4/29/2006
	Balance	Expense	Write-Offs	Balance
	(Amounts in thousands)

Fixed asset write-downs, net of gains	$—	$(2,327)	$2,327	$—
Severance and benefit-related costs	38	8,970	(8,117)	891

Total restructuring	$38	$6,643	$(5,790)	$891

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Income Taxes

The primary components of our deferred tax assets and (liabilities) were as follows:

	4/28/2007	4/29/2006
	(Amounts in thousands)

Assets
Deferred and other compensation	$14,631	$13,890
Warranty	5,854	7,810
Allowance for doubtful accounts	5,307	7,212
Consolidation of variable interest entities	9,221	5,705
State income tax	13,132	11,096
Restructuring	3,411	2,002
Workers’ compensation	226	929
Pension	4,713	—
Employee benefits	373	4,228
Other	5,240	1,376
Valuation reserve	(11,520)	(10,422)

Total deferred tax assets	50,588	43,826
Liabilities
Trade names	(8,218)	(7,049)
Pension	(1,830)	(5,457)
Property, plant and equipment	(7,716)	(13,902)
Inventory	—	(2,660)
Other	(161)	(2,030)

Total deferred tax liabilities	(17,925)	(31,098)

Net deferred tax assets	$32,663	$12,728

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of Pre-Tax Income)	4/28/2007	4/29/2006	4/30/2005

Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	1.6	28.6	4.1
Goodwill impairment	—	153.7	—
Dividend from foreign subsidiary	—	—	0.4
Non-deductible meals and entertainment	1.1	8.0	0.6
ESOP benefit	(1.4)	(8.7)	(0.7)
Change in valuation allowance	(2.2)	17.4	(1.5)
Foreign tax rate differential	(1.7)	(0.5)	(0.5)
Increase in value of life insurance contracts	(0.1)	(12.1)	—
Federal income tax credits	(1.6)	(6.2)	(0.2)
Deduction for U.S. manufacturing	(0.5)	(6.5)	—
Deferred tax — repatriation of foreign earnings	3.2	—	—
Non-deductible stock option expense	1.0	—	—
Miscellaneous items	(0.6)	(0.5)	0.2

Effective tax rate	33.8%	208.2%	37.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At April 28, 2007 and April 29, 2006, we had state net operating losses and credits of approximately $12.4 million and $11.1 million, respectively. Due to the uncertainty of their actual utilization we have established a valuation reserve at the end of each year in the amounts of $10.1 million and $8.7 million, respectively. These state net operating losses and credits expire between fiscal year 2008 and fiscal year 2027.

Furthermore at April 28, 2007 and April 29, 2006, our foreign operating units had realized net operating losses that, if fully utilized, would result in a tax reduction of approximately $3.7 million and $3.6 million, respectively. Due to the uncertainty of their actual utilization, we have established a valuation reserve of $1.4 million and $1.8 million at April 28, 2007 and April 29, 2006, respectively. The net decrease of $0.4 million is due to an increase in the valuation reserve for our European operations in the amount of $0.4 million and a decrease of $0.8 million relative to our Canadian operations. The Canadian reduction is in part due to recent Canadian legislation that extended the net operating loss carry forward period from 10 to 20 years.

During fiscal year 2007, our La-Z-Boy UK operating unit recognized a substantial gain on the sale of real estate. Due to our intentions to repatriate the net proceeds from this transaction, a deferred tax liability of $0.9 million was recorded relative to all of La-Z-Boy UK’s undistributed profits.

For our Thailand operating unit, we continue to assert that the earnings of this operating unit are permanently reinvested. Consequently, no deferred tax was recorded for their undistributed earnings. An estimate of these permanently reinvested earnings is $2.4 million. The potential deferred tax attributable to these earnings is not currently estimable.

Income tax expense applicable to continuing operations consists of the following components (for the fiscal years ended):

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Federal — current	$14,475	$14,287	$10,752
— deferred	(7,976)	(4,422)	11,746
State — current	3,501	2,091	2,479
— deferred	(2,144)	178	(1,146)
Foreign — current	2,682	214	2,073
— deferred	(448)	(1,590)	(541)

Total income tax expense	$10,090	$10,758	$25,363

Income from continuing operations before income taxes consists of the following (for the fiscal years ended):

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

United States	$20,043	$11,588	$62,390
Foreign	9,815	(6,420)	5,402

Total	$29,858	$5,168	$67,792

Cash paid for taxes during the fiscal years ended April 28, 2007, April 29, 2006, and April 30, 2005, was $16.7 million, $6.2 million, and $23.7 million, respectively.

Note 17:	Variable Interest Entities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships. We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded. Earnings in excess of our losses are attributed to equity owners of the dealers and are recorded as minority interest. We had three consolidated VIEs for the first quarter of fiscal 2006 and had four consolidated VIEs for the last three quarters of fiscal 2006 and throughout fiscal 2007.

Our consolidated VIEs recognized $45.6 million, $36.8 million and $46.0 million of sales, net of intercompany eliminations, in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Additionally, we recognized a net loss per share of $0.11, $0.09 and $0.11 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, resulting from the operating results of these VIEs. The VIEs had $2.8 million and $8.6 million of assets net of elimination of intercompany activity at the end of fiscal 2007 and fiscal 2006, respectively. During the third quarter of fiscal 2005, one of the equity owners of our VIEs contributed $2.0 million of capital to their business. Because we consolidated this entity based on voting interests, we recorded the capital contribution as income in that period to offset previously recorded losses. In fiscal 2005, the extraordinary gain of $3.4 million ($2.1 million net of income taxes) is a result of the application of purchase accounting relating to the acquisition of previously consolidated VIEs.

Note 18:	Acquisitions, Dispositions, and Discontinued Operations

Acquisitions

In the first quarter of fiscal 2007, we acquired six stores in the southeastern Florida market from a dealer who was previously a VIE of which we were not the primary beneficiary. This acquisition impacted our consolidated net sales by less than 1.0%. Pro forma sales and results of operations were not presented as they were not materially different from that of our consolidated results of operations as reported.

Dispositions

During fiscal 2007, we sold several long-lived assets which generated $47.0 million in cash and $14.1 million of gains, which were recorded as a component of S,G&A.

Discontinued Operations

On July 28, 2006, we completed the sale of our American of Martinsville operating unit which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not a strategic fit with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business (about 5% of sales) to justify our continued corporate focus and resources. We sold the business for $33.2 million, recognizing a pre-tax gain in the first quarter of $2.1 million. This disposition qualified as discontinued operations. Accordingly, our Consolidated Statement of Operations for the prior years have been reclassified to reflect the results of operations of this divested business as discontinued operations with taxes allocated based on the operating units’ estimated effective tax rate and no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate expenses or interest allocated. The business unit was previously included in the Casegoods Group, which has also been reclassified to reflect the discontinued operations.

Additionally, during the third quarter of fiscal 2007, we committed to a plan to sell Sam Moore, which was a part of our Upholstery Group, and to sell the combined unit of Clayton Marcus and Pennsylvania House, which was part of our Casegoods Group. As we have continued to assess our long-term strategic direction, we have determined that these operating units do not align with our current strategic plan. Due to this decision these operating units are presented as discontinued operations and segment data has been reclassified. Accordingly, our Consolidated Statement of Operations for the prior years have been reclassified to reflect the results of these operations as discontinued operations, with taxes allocated based on the operating units’ estimated effective tax rate and no corporate expenses or interest allocated.

As a result of the decision to sell Sam Moore, Clayton Marcus and Pennsylvania House and subsequent testing of the fair value of the assets remaining to be sold, we recorded a $17.5 million ($13.7 net of taxes) impairment charge that is included in discontinued operations on our Consolidated Statement of Operations. The pretax impairment charge was comprised of $3.6 million for impairment of the trade names, $7.3 million for impairment of goodwill, $0.2 million of other intangibles, $1.7 million for write-down of LIFO inventory relating to the APB 16 acquisition adjustment, $1.0 million for allowance for inventory and $3.7 million for write-down of fixed assets. During the fourth quarter of fiscal 2007, current market data indicated the fixed assets for Clayton Marcus and Pennsylvania House were recorded above fair value which resulted in an additional $1.3 million impairment of their fixed assets. Their assets and liabilities as of the end of the fiscal 2007 have been reclassified as assets and liabilities of discontinued operations. The assets and liabilities of Pennsylvania House and Clayton Marcus were recorded at fair value less cost to sell as of April 28, 2007; however, we could recognize additional losses depending on the final disposition of these assets and liabilities. We have ceased depreciation of these assets.

On April 27, 2007, we completed the sale of our Sam Moore operating unit, an upholstered chair manufacturer. We sold the business for $9.9 million, consisting of $9.5 million in cash and a receivable of $0.4 million, recognizing a loss in the fourth quarter of $0.3 million.

4/28/2007
(Amounts
in thousands)

Assets of discontinued operations:
Receivables, net	$7,140
Inventories, net	10,978
Trade names	5,740
Other assets	420

$24,278

Liabilities of discontinued operations:
Accounts payable	$1,591
Accrued expenses	2,057
Non-current liabilities	195

$3,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of the discontinued operations for Sam Moore, Clayton Marcus, Pennsylvania House, La-Z-Boy Contract and American of Martinsville for fiscal 2007, 2006 and 2005 were as follows:

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Net sales	$122,713	$221,952	$282,040
Income (loss) from discontinued operations, net of tax	(16,564)	2,549	(8,006)
Gain on sale of discontinued operations, net of tax	935	—	668

In the consolidated statement of cash flows, the cash flows of discontinued operations were not reclassified for fiscal 2005, 2006 and 2007. The assets and liabilities of these operating units were not reclassified for fiscal 2006. They are reported in the respective categories of the consolidated balance sheet and statement of cash flows along with those of our continuing operations.

Note 19:	Earnings per Share

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

	4/28/2007	4/29/2006	4/30/2005
	(Amounts in thousands)

Weighted average common shares outstanding (basic)	51,475	51,801	52,082
Effect of options and unvested restricted stock	131	—	56

Weighted average common shares outstanding (diluted)	51,606	51,801	52,138

The weighted average common shares outstanding (diluted) at April 29, 2006 excludes outstanding stock options of 0.2 million because the net loss from continuing operations in the fiscal year would cause the effect of options to be anti-dilutive.

The effect of options to purchase 1.7 million, 1.7 million and 1.9 million shares for the fiscal years ended April 28, 2007, April 29, 2006, and April 30, 2005, with a weighted average exercise price of $17.86, $20.11 and $20.10, respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the fiscal years and would have been anti-dilutive.

Note 20:	Related Parties

The former Chairman of our Board of Directors, who retired in August, 2006, was a member and lead director of the Board of Directors of Culp, Inc through August, 2006. Culp, Inc. provided $33.3 million or 24.9% of the total fabric purchased by us during fiscal 2006. The purchases from Culp were at prices comparable to other vendors and under similar terms. Our former Chairman had no involvement in our selection or purchase processes related to fabrics.

Note 21:	Income from Continued Dumping and Subsidy Offset Act

We recorded $3.4 million as Income from Continued Dumping and Subsidy Offset Act, net of legal expenses, during fiscal 2007 from the receipt of funds under the Continued Dumping and Subsidy Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture imported from China. Receipt of funds during the prior year were insignificant. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management’s report on internal control over financial reporting and our registered public accounting firm’s attestation report on management’s assessment of our internal control over financial reporting are included in Item 8 of this report.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On June 11, 2007, the Compensation Committee established, pursuant to our executive incentive compensation plan, the annual bonus criteria for the year ending April 27, 2008 that will apply to our executive officers, including each of the executive officers who will be named in the summary compensation table in the proxy statement for our 2007 annual meeting. The information is included in Exhibit (10.7) to this report and incorporated in this item by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website “http://www.la-z-boy.com”. We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2007 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2007 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2007 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2007 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2007 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements:

Consolidated Statement of Operations for each of the three fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005

Consolidated Balance Sheet at April 28, 2007 and April 29, 2006

Consolidated Statement of Cash Flows for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005

Consolidated Statement of Changes in Shareholders’ Equity for the fiscal years ended April 28, 2007, April 29, 2006 and April 30, 2005

Notes to Consolidated Financial Statements

Management’s Report to Our Shareholders

Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 28, 2007

The Report of Independent Registered Public Accounting Firm and Schedule II immediately follow this item.

All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description

(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	Amendment to Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of August 16, 2006) (Incorporated by reference to an exhibit to Form 8-K filed August 21, 2006)

Exhibit
Number	Description

(4.1)	$150 million dollar Credit Agreement dated as of March 30, 2004 among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries) (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2004)
(4.2)	Consent and Waiver, dated as of November 11, 2005 to Credit Agreement dated as of March 30, 2004 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 29, 2005)
(4.3)	First Amendment, dated as of November 22, 2005 to Credit Agreement dated as of March 30, 2004 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 29, 2005)
(4.4)	Second Amendment, dated as of February 9, 2007 to Credit Agreement dated as of March 30, 2004 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 27, 2007)
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)
(10.2)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997)
(10.3)*	Form of Change in Control Agreement (Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995). In effect for: Kurt L. Darrow, Steven M. Kincaid, Rodney D. England, Louis M. Riccio, Jr., and Otis Sawyer.
(10.4)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989)
(10.5)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 28, 2006)
(10.6)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as Amended on June 11, 2007
(10.7)*	Summary of fiscal 2008 salaries for named executive officers
(10.8)*	Performance Awards Goals (for Performance Cycle Ending April 2008) (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended July 30, 2005)
(10.9)*	Performance Awards Goals (for Performance Cycle Ending April 2009) (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.10)*	Sample award agreement under the 2004 Long Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.11)*	Executive Incentive Compensation Plan — Description as of June 16, 2006 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.12)*	Compensation of non-employee directors
(11)	Statement regarding computation of per share earnings (See Note 19 to the Consolidated Financial Statements included in Item 8)
(12)	Not applicable
(13)	Not applicable
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)

Exhibit
Number	Description

(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(100)	Not applicable

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated June 19, 2007 appearing in the 2007 Annual Report to Shareholders of La-Z-Boy Incorporated (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Toledo, Ohio
June 19, 2007

LA-Z-BOY INCORPORATED AND SUBSIDIARIES SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts and Long-Term Notes

						Trade
						Accounts
			Reductions	Additions		Receivable
	Balance at		from	Charged		Written	Balance at
	Beginning	Discontinued	Consolidation of	to Costs and		Off Net of	End of
Fiscal Year Ended	of Year	Operations	VIEs	Expenses		Recoveries	Year
	(Dollars in thousands)

April 28, 2007	$17,431	$(925)	$—	$3,790		$(4,719)	$15,577
April 29, 2006	20,489	—	(891)	4,527		(6,694)	17,431
April 30, 2005	23,678	—	—	176	(1)	(3,365)	20,489

(1)	Additions charged to costs and expenses includes a $5.5 million reduction relating mostly to the acquisition of La-Z-Boy Furniture Galleries® Stores and reassessment of our credit position with respect to another significant dealer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LA-Z-BOY INCORPORATED

BY	/s/ Kurt L. Darrow
President and Chief Executive Officer

DATE: June 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 19, 2007, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. W. Johnston J. W. Johnston Chairman of the Board of Directors	/s/ J. H. Foss J. H. Foss Director

/s/ K. L. Darrow K. L. Darrow President and Chief Executive Officer, Director	/s/ D. K. Hehl D. K. Hehl Director

/s/ R. M. Gabrys R. M. Gabrys Director	/s/ R. E. Lipford R. E. Lipford Director

/s/ H. G. Levy H. G. Levy Director	/s/ N. R. Qubein N. R. Qubein Director

/s/ W. A. McCollough W. A. McCollough Director	/s/ J. L. Thompson J. L. Thompson Director

/s/ L. M. Riccio, Jr. L. M. Riccio, Jr. Senior Vice President, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Note: For all exhibits incorporated by reference, the SEC file number is 1-9656. Exhibits not incorporated by reference are being filed or furnished with this report.

(3) Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description

(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	Amendment to Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of August 16, 2006) (Incorporated by reference to an exhibit to Form 8-K filed August 21, 2006)
(4.1)	$150 million dollar Credit Agreement dated as of March 30, 2004 among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as Administrative Agent (Registrant hereby agrees to furnish to the SEC, upon its request, a copy of each other instrument or agreement defining the rights of holders of long-term debt of Registrant and its subsidiaries) (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2004)
(4.2)	Consent and Waiver, dated as of November 11, 2005 to Credit Agreement dated as of March 30, 2004 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 29, 2005)
(4.3)	First Amendment, dated as of November 22, 2005 to Credit Agreement dated as of March 30, 2004 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 29, 2005)
(4.4)	Second Amendment, dated as of February 9, 2007 to Credit Agreement dated as of March 30, 2004 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 27, 2007)
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)
(10.2)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997)
(10.3)*	Form of Change in Control Agreement (Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995). In effect for: Kurt L. Darrow, Steven M. Kincaid, Rodney D. England, Louis M. Riccio, Jr., and Otis Sawyer.
(10.4)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989)
(10.5)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 28, 2006)
(10.6)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as Amended on June 11, 2007
(10.7)*	Summary of fiscal 2008 salaries for named executive officers
(10.8)*	Performance Awards Goals (for Performance Cycle Ending April 2008) (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended July 30, 2005)
(10.9)*	Performance Awards Goals (for Performance Cycle Ending April 2009) (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.10)*	Sample award agreement under the 2004 Long Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.11)*	Executive Incentive Compensation Plan — Description as of June 16, 2006 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.12)*	Compensation of non-employee directors

Exhibit
Number	Description

(11)	Statement regarding computation of per share earnings (See Note 19 to the Consolidated Financial Statements included in Item 8)
(12)	Not applicable
(13)	Not applicable
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(100)	Not applicable

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.