Form 10-Q
period 2007-07-28
LA-Z-BOY INC
filed 2007-08-15
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JULY 28, 2007
COMMISSION FILE NUMBER 1-9656
LA-Z-BOY INCORPORATED
(Exact name of registrant as specified in its charter)

MICHIGAN	38-0751137

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1284 North Telegraph Road, Monroe, Michigan	48162-3390

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (734) 242-1444
None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2007
Common Shares, $1.00 par value	51,379,677

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2008

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	First Quarter Ended
				Percent of Sales
			% Over
(Unaudited, amounts in thousands, except per share data)	7/28/07	7/29/06	(Under)	7/28/07	7/29/06

Sales	$344,396	$393,923	-12.6%	100.0%	100.0%
Cost of sales
Cost of goods sold	259,143	296,008	-12.5%	75.2%	75.1%
Restructuring	2,561	—	N/M	0.7%	—

Total cost of sales	261,704	296,008	-11.6%	76.0%	75.1%
Gross profit	82,692	97,915	-15.5%	24.0%	24.9%
Selling, general and administrative	94,508	94,683	-0.2%	27.4%	24.0%
Restructuring	1,120	—	N/M	0.3%	—

Operating income (loss)	(12,936)	3,232	-500.2%	-3.8%	0.8%
Interest expense	2,097	2,526	-17.0%	0.6%	0.6%
Other income, net	1,448	270	436.3%	0.4%	0.1%

Income (loss) from continuing operations before income taxes	(13,585)	976	N/M	-3.9%	0.2%
Income tax benefit	(5,043)	(116)	N/M	37.1%*	-11.9%*

Income (loss) from continuing operations	(8,542)	1,092	-882.2%	-2.5%	0.3%
Income (loss) from discontinued operations (net of tax)	(152)	1,203	-112.6%	—%	0.3%

Net income (loss)	$(8,694)	$2,295	-478.8%	-2.5%	0.6%

Basic average shares	51,380	51,787
Basic income (loss) from continuing operations per share	$(0.17)	$0.02
Discontinued operations per share (net of tax)	—	0.02

Basic net income (loss) per share	$(0.17)	$0.04

Diluted average shares	51,380	51,971

Diluted income (loss) from continuing operations per share	$(0.17)	$0.02
Discontinued operations per share (net of tax)	—	0.02

Diluted net income (loss) per share	$(0.17)	$0.04

Dividends paid per share	$0.12	$0.12

*	As a percent of pretax income, not sales.

N/M =	not meaningful
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

			Increase/(Decrease)
(Unaudited, amounts in thousands)	7/28/07	7/29/06	Dollars	Percent	4/28/07

Current assets
Cash and equivalents	$23,786	$28,393	$(4,607)	-16.2%	$51,721
Receivables, net	207,142	230,385	(23,243)	-10.1%	230,399
Inventories, net	202,763	238,758	(35,995)	-15.1%	197,790
Deferred income taxes—current	13,857	14,491	(634)	-4.4%	17,283
Assets of discontinued operations	22,613	—	22,613	N/M	24,278
Other current assets	22,732	26,928	(4,196)	-15.6%	19,327

Total current assets	492,893	538,955	(46,062)	-8.5%	540,798
Property, plant and equipment, net	181,590	208,343	(26,753)	-12.8%	183,218
Deferred income taxes—long term	21,417	1,893	19,524	N/M	15,380
Goodwill	55,659	62,236	(6,577)	-10.6%	55,659
Trade names	9,006	18,794	(9,788)	-52.1%	9,472
Other long-term assets	74,830	79,958	(5,128)	-6.4%	74,164

Total assets	$835,395	$910,179	$(74,784)	-8.2%	$878,691

Current liabilities
Current portion of long-term debt	$37,910	$2,974	$34,936	N/M	$37,688
Accounts payable	52,515	74,368	(21,853)	-29.4%	68,089
Liabilities of discontinued operations	4,005	—	4,005	N/M	3,843
Accrued expenses and other current liabilities	97,445	116,686	(19,241)	-16.5%	118,590

Total current liabilities	191,875	194,028	(2,153)	-1.1%	228,210
Long-term debt	111,238	158,110	(46,872)	-29.6%	111,714
Income taxes payable — long term	8,091	—	8,091	N/M	—
Other long-term liabilities	55,284	53,590	1,694	3.2%	53,419
Contingencies and commitments	—	—	—		—
Shareholders’ equity
Common shares, $1 par value	51,380	51,578	(198)	-0.4%	51,377
Capital in excess of par value	205,603	208,128	(2,525)	-1.2%	208,283
Retained earnings	210,009	240,545	(30,536)	-12.7%	223,896
Accumulated other comprehensive income	1,915	4,200	(2,285)	-54.4%	1,792

Total shareholders’ equity	468,907	504,451	(35,544)	-7.0%	485,348

Total liabilities and shareholders’ equity	$835,395	$910,179	$(74,784)	-8.2%	$878,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
(Unaudited, amounts in thousands)	7/28/07	7/29/06

Cash flows from operating activities
Net income (loss)	$(8,694)	$2,295
Adjustments to reconcile net income (loss) to cash used for operating activities
Gain on sale of discontinued operations (net of tax)	—	(1,280)
Restructuring	3,681	—
Change in allowance for doubtful accounts	1,229	275
Depreciation and amortization	6,220	7,080
Stock-based compensation expense	861	871
Change in receivables	23,482	22,172
Change in inventories	(6,071)	(17,990)
Change in payables	(15,414)	(7,319)
Change in other assets and liabilities	(23,246)	(6,947)
Change in deferred taxes	(1,475)	(3,656)

Total adjustments	(10,733)	(6,794)

Net cash used for operating activities	(19,427)	(4,499)

Cash flows from investing activities
Proceeds from disposals of assets	6,415	21,329
Proceeds from sale of discontinued operations	—	29,982
Capital expenditures	(9,629)	(9,243)
Purchases of investments	(6,622)	(5,632)
Proceeds from sales of investments	6,792	5,697
Change in other long-term assets	20	505

Net cash provided by (used for) investing activities	(3,024)	42,638

Cash flows from financing activities
Proceeds from debt	646	22,399
Payments on debt	(900)	(47,414)
Stock issued for stock and employee benefit plans	(22)	1,108
Repurchases of common stock	—	(3,686)
Dividends paid	(6,209)	(6,249)

Net cash used for financing activities	(6,485)	(33,842)

Effect of exchange rate changes on cash and equivalents	1,001	7

Change in cash and equivalents	(27,935)	4,304
Cash and equivalents at beginning of period	51,721	24,089

Cash and equivalents at end of period	$23,786	$28,393

Cash paid (net of refunds) during period — income taxes	$3,135	$208
Cash paid during period — interest	$1,910	$2,912
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Capital in		Unearned	Compre-
	Common	Excess of Par	Retained	Compen-	hensive
(Unaudited, amounts in thousands)	Shares	Value	Earnings	sation	Income(Loss)	Total

At April 29, 2006	$51,782	$210,826	$246,387	$(3,083)	$4,433	$510,345

Reclassification of unearned compensation due to adoption of SFAS No. 123(R)		(3,083)		3,083		—
Repurchases of common stock	(540)		(6,407)			(6,947)
Stock issued for stock and employee benefit plans	135	(3,458)	4,663			1,340
Stock option and restricted stock expense		3,959				3,959
Tax benefit from exercise of options		39				39
Dividends paid			(24,886)			(24,886)
Comprehensive income (loss)
Net income			4,139
Unrealized Gain on marketable securities (net of tax of $0.5 million)					1,145
Realized Gains on marketable securities (net of tax of $0.3 million)					(458)
Translation adjustment					1,418
Change in fair value of cash flow hedges (net of tax)					(118)
Change in additional minimum pension liability (net of tax of $0.1 million)					319
Total comprehensive income						6,445
Adjustment upon adoption of SFAS No. 158 for pension (net of tax of $3.2 million)					(4,947)	(4,947)

At April 28, 2007	$51,377	$208,283	$223,896	$—	$1,792	$485,348

Stock issued for stock and employee benefit plans	3	(3,541)	3,516			(22)
Stock option and restricted stock expense		861				861
Dividends paid			(6,209)			(6,209)
Comprehensive income (loss)
Net loss			(8,694)
Unrealized loss on marketable securities (net of tax)					(481)
Realization of losses on marketable securities (net of tax)					7
Translation adjustment					565
Change in fair value of cash flow hedges (net of tax)					32
Total comprehensive loss						(8,571)
Impact of adoption of FIN 48			(2,500)			(2,500)

At July 28, 2007	$51,380	$205,603	$210,009	$—	$1,915	$468,907

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Basis of Presentation
The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our fiscal 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.
Note 2: Interim Results
The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 26, 2008.
Note 3: Reclassification
Certain prior year information has been reclassified to be comparable with the current year presentation.
Note 4: Inventories
     A summary of inventory follows:

(Unaudited, amounts in thousands)	7/28/07	7/29/06	4/28/07

Raw materials	$79,788	$81,453	$69,562
Work in process	18,647	27,660	19,972
Finished goods	128,751	151,451	132,679

FIFO inventories	227,186	260,564	222,213
Excess of FIFO over LIFO	(24,423)	(21,806)	(24,423)

Inventories, net	$202,763	$238,758	$197,790

Note 5: Goodwill and Other Intangible Assets
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
In the first quarter of fiscal 2008, we reevaluated our tax reserves relating to an acquisition in fiscal 2000. Due primarily to the lapsing of statutes of limitations, a reduction of the tax reserves was recorded. This reduction in the tax reserves was recorded as a reduction in the remaining acquired intangible assets, which consisted of trade names and totaled $0.7 million. Of this reduction $0.3 million related to trade names of our discontinued operations and is not shown in the table that follows.

The following table summarizes the changes to goodwill and trade names during the first quarter of fiscal 2008:

	Balance	Acquisitions,	Balance
	as of	Dispositions	as of
(Amounts in thousands)	4/28/07	and Other	7/28/07

Goodwill
Upholstery Group	$19,632	—	$19,632
Retail Group	27,905	—	27,905
Corporate and Other	8,122	—	8,122

Consolidated	$55,659	—	$55,659

Tradenames
Casegoods Group	$9,472	(466)	$9,006

Note 6: Debt

	Fiscal
	Year
(Amounts in thousands)	Maturity	7/28/2007	4/28/2007

Revolving credit facility	2010	$—	$—
Industrial revenue bonds	2010-2023	16,846	16,851
Private placement notes	2008	35,000	35,000
	2010	36,000	36,000
	2013	50,000	50,000
Other debt	2008-2011	9,842	9,768
Capital leases	2008-2011	1,460	1,783

Total debt		149,148	149,402
Less: current portion		(37,910)	(37,688)

Long-term debt		$111,238	$111,714

     Our debt agreements require that certain financial covenants be met. We are currently in compliance with the financial covenants in our credit agreements. While our present forecasts indicate we will continue to be in compliance, if business conditions continue to deteriorate, we may need to negotiate with our lenders to amend the agreements to include less restrictive covenants. Based upon several considerations underlying our overall financial position, including our historical profitability and ability to generate positive operating cash flow, we expect these negotiations, if required, would be completed in a timely manner; however our financing costs could increase if these renegotiations become necessary.
Note 7: Pension Plans
Net periodic pension costs were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/28/07	7/29/06

Service cost	$441	$576
Interest cost	1,346	1,338
Expected return on plan assets	(1,839)	(1,719)
Net amortization and deferral	—	9

Net periodic pension cost (benefit)	$(52)	$204

We are not required to make any contributions to the defined benefit plans in fiscal year 2008, however we may make discretionary contributions. We did not make any contributions to the plans during the first three months of fiscal 2008.
Note 8: Financial Guarantees and Product Warranties
We have provided financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The lease guarantees are generally for real estate leases and have terms lasting from five to ten years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into, but they are not material to our financial position.
We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $13.9 million as of July 28, 2007.
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

A reconciliation of the changes in our product warranty liability is as follows:

	First Quarter Ended
(Amounts in thousands)	7/28/07	7/29/06

Balance as of the beginning of the period	$13,983	$19,655
Accruals during the period	4,183	4,110
Adjustments for discontinued operations	—	(956)
Other adjustments during the period	—	(771)
Settlements during the period	(4,206)	(4,222)

Balance as of the end of the period	$13,960	$17,816

Note 9: Stock-Based Compensation
In the first quarter of fiscal 2008, we granted 0.6 million stock options to employees. The fair value for the employee stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. The turnover rate was estimated at the date of grant based on historical experience. The fair value of stock options granted during the first quarter of fiscal 2008 was calculated using the following assumptions:

7/28/07

Risk-free interest rate	5.0%
Dividend rate	3.8%
Expected life in years	4.0
Stock price volatility	35.0%
Turnover rate	2.5%
Fair Value Per Share	$2.88
We also granted 0.2 million restricted shares to employees in the first quarter of fiscal 2008. Compensation expense for restricted stock is equal to the market value of our common shares on the date of the award and is recognized over the service period.
Additionally in the first quarter of fiscal 2008, we granted 0.3 million performance awards. These awards allow for the potential award of common shares to employees based on the attainment of certain financial goals over a three-year performance period. The shares are offered at no cost to the employees. The cost of performance-based awards is expensed over the performance period.
Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation was $0.9 million for the first quarter of fiscal 2008 and fiscal 2007.

Note 10: Segment Information
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
Casegoods Group. The operating units in the Casegoods Group are American Drew/Lea, Hammary and Kincaid. This group primarily sells manufactured or imported wood furniture to furniture retailers. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some upholstered furniture.
Retail Group. The Retail Group consists of 69 company-owned La-Z-Boy Furniture Galleries® stores (“the retail network”). The Retail Group sells mostly upholstered furniture to end consumers.

	First Quarter Ended
	7/28/07	7/29/06
(Unaudited amounts in thousands)	(13 weeks)	(13 weeks)

Sales
Upholstery Group	$254,757	$295,397
Casegoods Group	53,574	61,026
Retail Group	45,231	52,204
VIEs/Eliminations	(9,166)	(14,704)

Consolidated	$344,396	$393,923

Operating income (loss)
Upholstery Group	$8,867	$17,625
Casegoods Group	2,600	3,242
Retail Group	(10,074)	(7,715)
Corporate and Other*	(10,648)	(9,920)
Restructuring	(3,681)	—

	$(12,936)	$3,232

*	Variable Interest Entities (“VIEs”) are included in corporate and other.
Note 11: Restructuring
In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of our Lincolnton, North Carolina and Iuka, Mississippi upholstery manufacturing facilities, the closure of our rough mill lumber operation in North Wilkesboro, North Carolina, the consolidation of operations at our Kincaid Taylorsville, North Carolina upholstery operation and the elimination of a number of positions throughout the remainder of the organization. The Lincolnton and Iuka facility closures occurred in the first quarter of fiscal 2008 and impacted approximately 250 and 150 employees, respectively. The closure of our North Wilkesboro lumber operation, the consolidation of operations at Kincaid’s Taylorsville operation and the remaining activities occurred in the fourth quarter of fiscal 2007 and impacted approximately 100 positions. These decisions were made to help align our company with the current business environment and strengthen our positioning going forward. During the first quarter of fiscal 2008, we recorded pre-tax restructuring charges in cost of sales of $2.6 million or $0.03 per diluted share covering severance and benefits and other restructuring costs. During fiscal 2007, we recorded pre-tax restructuring charges of $4.3 million or $0.05 per diluted share covering severance and benefits, write-down of certain fixed assets in addition to other restructuring costs. Of these costs $4.0 million was reported as a component of Cost of Sales with the remainder in Selling, General and Administrative. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
During fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 100 jobs were eliminated as a result of these closures. During the first quarter of fiscal 2008, we recorded pre-tax restructuring charges of $1.1 million or $0.01 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. In fiscal 2007, we recorded pre-tax restructuring charges of $7.3 million or $0.08 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of Selling, General and Administrative costs. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

As of July 28, 2007, we had a remaining restructuring liability of $4.6 million which is expected to be paid out or written off as follows: $3.6 million in fiscal 2008, $0.4 million in fiscal 2009, $0.4 million in fiscal 2010 and $0.2 million thereafter. Contract terminations resulting from the closure of several of our retail stores and warehouses resulted in our restructuring liability being paid out over an extended length of time.
Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2008
			Cash
			Payments
	4/28/07	Charges to	or Asset	7/28/07
(Unaudited, amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$2,177	$1,838	$(718)	$3,297
Fixed asset write-downs, net of gains	—	142	(142)	—
Contract termination costs	1,257	449	(450)	1,256
Other	—	1,252	(1,252)	—

Total restructuring	$3,434	$3,681	$(2,562)	$4,553

		Fiscal 2007
			Cash
			Payments
	4/29/06	Charges to	or Asset	4/28/07
(Unaudited, amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$891	$2,537	$(1,251)	$2,177
Fixed asset write-downs, net of gains	—	1,091	(1,091)	—
Contract termination costs	—	3,441	(2,184)	1,257
Other	—	3,964	(3,964)	—

Total restructuring	$891	$11,033	$(8,490)	$3,434

Note 12: Uncertain Tax Positions
We adopted FASB interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109, effective as of April 29, 2007. As a result of the implementation of FIN 48, we recognized a $2.5 million decrease to beginning retained earnings. We have elected to continue to classify interest and penalties, accrued as required by FIN 48, as a part of income tax expense. As of April 29, 2007, the gross amount of interest and penalties due to unrecognized tax benefits was $3.1 million. An additional $0.2 million of interest and penalties was accrued during the first quarter of fiscal 2008.
The total amount of unrecognized tax benefits as of the date of adoption is $9.6 million, which includes $1.7 million attributable to timing differences that, once resolved, will have no impact on our effective tax rate. If recognized, $7.1 million of unrecognized tax benefits would decrease our effective tax rate. We anticipate that the amount of unrecognized tax benefits will decrease by $0.3 million by the end of the current year. This decrease relates to anticipated settlements of outstanding issues with specific states.

United States federal income tax returns filed by us remain subject to examination for tax years 2004 and subsequent. In addition, our State returns remain subject to exam for tax years 2003 and subsequent. Canadian federal and provincial returns remain subject to examination for tax years 2002 and subsequent.
Note 13: Variable Interest Entities
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
We have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships. We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded. Earnings in excess of our losses are attributed to equity owners of the dealers and are shown as minority interest on our financial statements. We had four consolidated VIEs throughout the first quarter of fiscal 2008 and 2007.
Our consolidated VIEs recognized $11.9 million and $11.7 million in sales, net of intercompany eliminations, in the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively. Additionally, we recognized a net loss per share of $0.03 and $0.02 in the first quarter of fiscal 2008 and the first quarter of fiscal 2007, respectively, resulting from the operating results of these VIEs. The VIEs had $2.4 million, $7.0 million and $2.8 million of assets net of elimination of intercompany balances at the end of the first quarter of fiscal 2008, the first quarter of fiscal 2007 and at the end of fiscal 2007, respectively.
Note 14: Discontinued Operations
During the first quarter of fiscal 2007, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not a strategic fit with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business (about 5% of sales) to justify our continued corporate focus and resources. We sold the business for $33.2 million, recognizing a pre-tax gain in the first quarter of $2.1 million. This disposition qualified as discontinued operations. Accordingly, our Consolidated Statement of Operations for the prior year has been reclassified to reflect the results of operations of this divested business as discontinued operations with taxes allocated based on the operating units’ estimated effective tax rate and no corporate expenses or interest allocated. The business unit was previously included in the Casegoods Group, which was reclassified to reflect the discontinued operations.

Additionally, during the third quarter of fiscal 2007, we committed to a plan to sell Sam Moore, which was a part of our Upholstery Group, and to sell Clayton Marcus and Pennsylvania House, which were part of our Casegoods Group. As we have continued to assess our long-term strategic direction, we have determined that these operating units do not align with our current strategic plan. Due to this decision these operating units were presented as discontinued operations beginning in the third quarter of fiscal 2007 and segment data was reclassified. Accordingly, our Consolidated Statement of Operations for the prior year has been reclassified to reflect the results of these operations as discontinued operations, with taxes allocated based on the operating units’ estimated effective tax rate and no corporate expenses or interest allocated.
As a result of the decision to sell Sam Moore, Clayton Marcus and Pennsylvania House and subsequent testing of the fair value of the assets remaining to be sold, we recorded a $17.5 million ($13.7 million net of taxes) impairment charge in the third quarter of fiscal 2007 that is included in discontinued operations on our Consolidated Statement of Operations. The pretax impairment charge was comprised of $3.6 million for impairment of the trade names, $7.3 million for impairment of goodwill, $0.2 million of other intangibles, $1.7 million for write-down of LIFO inventory relating to the APB 16 acquisition adjustment, $1.0 million for allowance for inventory and $3.7 million for the write down of fixed assets.
During the fourth quarter of fiscal 2007, current market data indicated the fixed assets for Clayton Marcus and Pennsylvania House were recorded above fair value, which resulted in an additional $1.3 million impairment of their fixed assets. The assets and liabilities of Pennsylvania House and Clayton Marcus were recorded at fair value less cost to sell as of July 28, 2007; however, based on current levels of interest in the businesses, we could recognize additional losses depending on the final disposition of these assets and liabilities.
On April 27, 2007, we completed the sale of our Sam Moore operating unit, an upholstered chair manufacturer. We sold the business for $9.9 million, consisting of $9.5 million in cash and a receivable of $0.4 million, recognizing a loss in the fourth quarter of $0.3 million. The receivable was subsequently collected in the first quarter of fiscal 2008.
For Clayton Marcus and Pennsylvania House, the assets and liabilities have been reclassified as assets and liabilities of discontinued operations.

(Unaudited, amounts in thousands)	7/28/2007	4/28/2007

Assets of discontinued operations:
Receivables, net	$4,346	$7,140
Inventories, net	12,077	10,978
Trade names	5,458	5,740
Other assets	732	420

	$22,613	$24,278

Liabilities of discontinued operations:
Accounts payable	$1,751	$1,591
Accrued expenses	2,059	2,057
Non-current liabilities	195	195

	$4,005	$3,843

The results of the discontinued operations for Clayton Marcus and Pennsylvania House for the first quarter ended fiscal 2008 and for Sam Moore, Clayton Marcus, Pennsylvania House, and American of Martinsville for the first quarter ended fiscal 2007 were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/28/2007	7/29/2006

Net sales	$10,735	$49,399
Loss from discontinued operations, net of tax	$(152)	$(77)
Gain on sale of discontinued operations, net of tax	$—	$1,280
In the Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified for fiscal 2008 and fiscal 2007. The assets and liabilities of these operating units were not reclassified for first quarter of fiscal 2007. They are reported in the respective categories of the Consolidated Balance Sheet and Statement of Cash Flows along with those of our continuing operations.
Note 15: Earnings per Share
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

	First Quarter Ended
(Unaudited, amounts in thousands)	7/28/07	7/29/06

Weighted average common shares outstanding (basic)	51,380	51,787
Effect of options and unvested restricted stock	—	184

Weighted average common shares outstanding (diluted)	51,380	51,971

The weighted average common shares outstanding (diluted) at July 28, 2007 excludes the effect of options to purchase 0.2 million shares because the net loss in the first quarter of fiscal 2008 would cause the effect of options to be anti-dilutive.
The effect of additional options to purchase 2.2 million and 1.6 million shares for the quarters ended July 28, 2007 and July 29, 2006 with a weighted average exercise price of $16.59 and $20.14 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction to La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2008. We then provide a discussion of our results of operations, liquidity and capital resources, quantitative and qualitative disclosures about market risk, and critical accounting policies.
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
Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) changes in currency exchange rates; (i) competitive factors; (j) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (k) effects of restructuring actions; (l) changes in the domestic or international regulatory environment; (m) ability to implement global sourcing organization strategies; (n) fair value changes to our intangible assets due to actual results differing from projected; (o) the impact of adopting new accounting principles; (p) the impact from natural events such as hurricanes, earthquakes and tornadoes; (q) the impact of retail store relocation costs, the success of new stores or the timing of converting stores to the New Generation format; (r) the ability to procure fabric rolls or cut and sewn fabric sets domestically or abroad; (s) the ability to sell the discontinued operations for their recorded fair value; (t) those matters discussed in Item 1A of our 2007 Annual Report on Form 10-K and factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.
Introduction
La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 69 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 69 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 333 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.

In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the first quarter of fiscal 2007 we had four VIEs, operating 28 stores, consolidated into our Statement of Operations. At the end of the fiscal 2008 first quarter, we had four VIEs, operating 31 stores, in our Consolidated Statement of Operations.
On July 28, 2006, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not strategically aligned with our current business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business to justify our continued corporate focus and resources. We sold the business for $33.2 million, which resulted in an after-tax gain of $1.3 million. This business was classified within discontinued operations for the first quarter of fiscal 2007.
During the third quarter of fiscal 2007, we committed to a plan to sell Sam Moore, an upholstered chair manufacturer located in Bedford, VA, included in the Upholstery Group, and to sell Clayton Marcus and Pennsylvania House, included in the Casegoods Group. As we have continued to assess our long-term strategic direction, we have determined that these operating units do not align with our current strategic plan. The results of operations were presented with discontinued operations for all periods.
On April 27, 2007, we sold Sam Moore for $9.9 million, recognizing an after-tax loss in the fourth quarter of $0.3 million.
Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. Below is a chart that shows the organizational structure of La-Z-Boy segments.
In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. During the fourth quarter of fiscal 2007 we announced a restructuring plan to close two of our upholstery manufacturing facilities in Lincolnton, North Carolina and Iuka, Mississippi and shift the production from these plants to other existing facilities in order to bolster our overall capacity utilization. We continue to import cut and sewn fabric kits to complement our leather kits that allow us to take full advantage of both the cost-saving opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery Group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers and department stores.
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
The Retail Group consists of 69 company-owned La-Z-Boy Furniture Galleries® stores in eight markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida.
During fiscal 2008, we plan to continue to take the following actions to grow sales and improve the operating results for the Retail Group as well as to take advantage of synergies between the company-owned markets:
•	Centralize certain of our advertising and marketing functions, and take advantage of the efficiencies gained as we continue the warehouse consolidation we began during the second quarter of fiscal 2007.

•	Consolidate information systems and eliminate redundant processes. We are currently in the process of consolidating our information systems into one system and expect to complete this process by the end of this fiscal year.

•	Expand our in-home design service, which has increased the average sale per customer where employed. Currently, 70% of our company-owned locations have this service available.

•	Improve our gross margins based on better merchandising and pricing of product and services.
We believe that expanding our store network will drive top-line growth as we capitalize on the opportunities presented in larger urban markets. With the further penetration in these markets we expect to gain the efficiencies in advertising, distribution and administration we believe are necessary to achieve desired profitability. Currently, 48 of our company-owned stores are in the New Generation format, and we expect to increase this number throughout fiscal 2008. With this in mind, we continue to remain optimistic about the future performance of this segment and believe it will begin to be profitable in fiscal 2009. The retail furniture industry as a whole experienced a significant decline in same store sales during the first half of calendar 2007. We believe our lack of sales growth, which was one of our initiatives to become more profitable, has extended our breakeven time frame into fiscal 2009.
According to the May, 2007 Top 100 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores network ranks as the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and Canada by opening new stores, relocating stores to better locations and converting existing stores to our New Generation store format. Slightly more than half of the 333 stores in the network—the majority of which are independently owned—are concentrated in the top 25 markets in the U.S. We will attempt to increase our market penetration over the next few years in the top 25 markets, allowing our dealers and company-owned stores to create operating efficiencies, particularly in the areas of advertising, distribution and administration. Additionally, we have an extensive La-Z-Boy in-store gallery program with 281 in-store galleries. During this quarter, we began rolling out a new model for our in-store galleries referred to as our Comfort Studios. Comfort Studios are less expensive than the current in-store gallery model and provide a better presentation to our consumer. During the first quarter of fiscal 2008 we opened 12 Comfort Studios, and we expect to open 105 Comfort Studios during the remainder of fiscal 2008. Kincaid, England and Lea also have in-store gallery programs. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Results of Operations
Analysis of Operations: Quarter Ended July 28, 2007
(First Quarter 2008 compared with 2007)

	Quarter Ended		Percent
(Amounts in thousands, except per share amounts and percentages)	7/28/07	7/29/06	change

Upholstery sales	$254,757	$295,397	-13.8%
Casegoods sales	53,574	61,026	-12.2%
Retail sales	45,231	52,204	-13.4%
Other/eliminations*	(9,166)	(14,704)	37.7%
Consolidated sales	$344,396	$393,923	-12.6%

Consolidated gross profit	$82,692	$97,915	-15.5%
Consolidated gross margin	24.0%	24.9%

Consolidated S,G&A	$94,508	$94,683	-0.2%
S,G&A as a percent of sales	27.4%	24.0%

Upholstery operating income	$8,867	$17,625	-49.7%
Casegoods operating income	2,600	3,242	-19.8%
Retail operating loss	(10,074)	(7,715)	-30.6%
Corporate and other	(10,648)	(9,920)	-7.3%
Restructuring	(3,681)	—	—
Consolidated operating income (loss)	$(12,936)	$3,232	-500.2%

Upholstery operating margin	3.5%	6.0%
Casegoods operating margin	4.9%	5.3%
Retail operating margin	-22.3%	-14.8%
Consolidated operating margin	-3.8%	0.8%

Income (loss) from continuing operations	$(8,542)	$1,092

Diluted income (loss) per share from continuing operations	$(0.17)	$0.02

*	Includes sales from our VIEs.

Sales
Consolidated sales were down 12.6% when compared with first quarter of fiscal 2007. Our Upholstery, Casegoods and Retail Group sales decreased, while our VIEs’ sales remained flat.
Upholstery Group sales were down 13.8% compared with the first quarter of fiscal 2007. This decrease in sales was mainly due to an overall weakness at retail.
Our Casegoods Group sales decreased 12.2% compared with the first quarter of fiscal 2007. The decrease in sales occurred across all of our Casegoods operating units and was mainly due to the overall weakness at retail.
Retail Group sales decreased 13.4% when compared with the first quarter of fiscal 2007. This decrease in sales is related to the negative effect of housing sales declines has had on the home furnishings market and the unparalleled weakness at retail for furniture.
Intercompany sales eliminations and sales of VIEs increased $5.5 million, net, during the first quarter of fiscal 2008 when compared with the first quarter of fiscal 2007. The majority of this increase was attributable to a $5.4 million decrease in intercompany sales eliminations. The reduction of intercompany sales eliminations was a result of a decrease in same store sales to company-owned stores due to the weak retail environment.
Gross Margin
Gross margin decreased in the first quarter of fiscal 2008 in comparison to the first quarter of fiscal 2007 due to the following:
•	With the significant decrease in volume, the decline in our margins was due to under-absorption of overhead in our plants, resulting from those lower volumes.

•	Although we were able to shut down our plant in Lincolnton, North Carolina during the quarter, the inefficiencies in the plant as the final production was completed and the inefficiencies in the plants that began producing the transferred product for the first time contributed about a 0.3 percentage point negative impact to our gross margins.

•	The first quarter of fiscal 2008 was impacted by net restructuring expense totaling $3.7 million, $2.6 million of which affected gross margin, whereas the first quarter of fiscal 2007 had no restructuring expense.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (S,G&A) was relatively flat in dollars when compared to the prior year’s first quarter, but as a percent of sales increased 3.4 percentage points. The higher level of S,G&A as a percent of sales was mainly attributable to:
•	During the past year, we opened 14 New Generation stores, remodeled 3, acquired 1 old format store and closed 14 underperforming stores. The occupancy costs for these 17 New Generation stores equates to $1.0 million more per quarter than the underperforming stores we closed. With our 13.4% decline in sales for our Retail Group, the additional occupancy costs for these new stores increased our S,G&A as a percent of sales by 0.3%.

•	The remaining increase as a percent of sales is a result of a reduction in sales volume during the quarter, when compared to the high fixed costs associated with the business, especially as it relates to our Retail operations.
Restructuring
Restructuring costs totaled $3.7 million for the first quarter of fiscal 2008 as compared with no restructuring expense in the first quarter of fiscal 2007. The restructuring costs in fiscal 2008 related to our closure of several manufacturing facilities, consolidation of retail warehouses, closure of underperforming retail stores, and our decision to exit the Pittsburgh, Pennsylvania retail market. These costs were comprised mainly of fixed asset impairments and lease termination, severance and other restructuring costs. Of the $3.7 million in restructuring costs during the first quarter of fiscal 2008, $2.6 million was classified in costs of goods sold relating to the closure of several manufacturing facilities and the remaining restructuring costs of $1.1 million were reclassified as an operating expense line item below S,G&A related to Retail operations.
Operating Margin
Our consolidated operating margin was -3.8% for the first quarter of fiscal 2008 and included 1.1 percentage points of restructuring charges. Operating margin for the first quarter of fiscal 2007 was 0.8% and included no restructuring charges.
The Upholstery Group operating margin decreased 2.5 percentage points for the first quarter of fiscal 2008 when compared with the prior year. Two significant factors caused the reduction in Upholstery Group operating margins: (1) the lower sales volumes created significant volume variances in our plants; and (2) the consolidation of our Lincolnton plant’s product lines into our other plants and the consolidation of our metal fabrication operations caused inefficiencies in our production processes.
Our Casegoods Group operating margin remained somewhat flat during the first quarter of fiscal 2008 versus the first quarter of fiscal 2007. The significant changes that were made in the overhead structure as a result of transitioning to a primarily import business model from a manufacturing based business model in addition to improved manufacturing efficiencies in our remaining domestic manufacturing plants have allowed us to maintain our operating margin despite the reduction in sales volume.
Our Retail Group operating margin decreased by 7.5 percentage points during the first quarter of fiscal 2008 in comparison to the first quarter of fiscal 2007. As we have continued to convert, relocate or build new stores in our Retail markets and our net sales have continued to decline in light of the weak furniture retail environment, we have not been able to absorb our fixed costs. We have completed the consolidation of our warehouses in the northeast, have increased our Retail gross margins and eliminated duplicate jobs as we have consolidated functions throughout the organization, but will need to increase sales volumes to realize those savings in our Retail operating margins. Over the next two quarters, we believe that the consolidation of the remaining warehouses in Retail will be complete.
Corporate and Other operating loss increased $0.7 million during the first quarter of fiscal 2008 when compared with the first quarter of fiscal 2007. Although we have reduced headcount in our Corporate structure over the past year, additional consulting costs related to our strategic planning, test marketing in various markets and larger losses from our VIE’s significantly offset those savings.
Interest Expense
Interest expense for the first quarter of fiscal 2008 was less than the first quarter of fiscal 2007 due to a $28.4 million decrease in our average debt, slightly offset by a 0.2 percentage point increase in our floating rate debt.
Income Taxes
Our effective tax rate was 37.1% in the first quarter of fiscal 2008 compared to -11.9% in the first quarter of fiscal 2007. The lower effective rate for 2007 was mainly due to the impact of a change in Canadian law which increased the carry forward period for net operating losses from ten years to twenty years. This change enabled us to reduce our tax valuation reserve for our Canadian net operating losses, which impacted our effective tax rate.
Other Income
Other income increased in the first quarter of fiscal 2008 when compared with the first quarter of fiscal 2007 due to a decrease in realized foreign currency exchange losses, increased royalty income and increased investment income.
Discontinued Operations
Our discontinued operations experienced a net operating loss of $0.2 million after-tax for the first quarter of fiscal 2008. In the prior year, we realize a gain on the disposition of American of Martinsville of $1.3 million after-tax.
Liquidity and Capital Resources
Our total assets at the end of the first quarter of fiscal 2008 decreased $43.3 million compared with the end of fiscal 2007. The majority of this decline is attributed to accounts receivable and cash.
Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for the first quarter of fiscal 2008 were $9.6 million compared with $9.2 million during the first quarter of fiscal 2007. During the first quarter of fiscal 2008 we exercised a $5.2 million option to purchase property, which we subsequently sold and leased back. Similarly during the first quarter of fiscal 2007 we exercised a $3.0 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $25 to $29 million in fiscal 2008 including the previously mentioned sale leaseback. We have a committed bank credit facility of $100 million and uncommitted credit facilities in the amount of $102.6 million of which we had no borrowings at July 28, 2007. However, outstanding letters of credit in the amount of $12.3 million reduce our availability under these credit facilities.
We are currently in compliance with the financial covenants in our credit agreements. While our present forecasts indicate we will continue to be in compliance, if business conditions continue to deteriorate, we may need to negotiate with our lenders to amend the agreements to include less restrictive covenants. Based upon several considerations underlying our overall financial position, including our historical profitability and ability to generate positive operating cash flow, we expect these negotiations, if required, would be completed in a timely manner; however our financing costs could increase if these renegotiations become necessary.

The following table illustrates the main components of our cash flows:

Cash Flows Provided From (Used For)	Quarter Ended
(Amounts in thousands)	7/28/07	7/29/06
Operating activities
Net income, depreciation and deferred taxes	$(3,949)	$5,719
Gain on sales of discontinued operations (net of tax)	—	(1,280)
Restructuring	3,681	—
Working capital and other	(19,159)	(8,938)

Cash used for operating activities	(19,427)	(4,499)

Investing activities	(3,024)	42,638

Financing activities
Repurchase of common stock	—	(3,686)
Net decrease in debt	(254)	(25,015)
Other financing activities and	(6,231)	(5,141)

Cash used for financing activities	(6,485)	(33,842)
Exchange rate changes	1,001	7

Net increase (decrease) in cash and cash equivalents	$(27,935)	$4,304

Operating Activities
During the first quarter of fiscal 2008, net cash used for operating activities was $19.4 million, compared with $4.5 million used for the first quarter of fiscal 2007. The decrease in 2008 operating cash flows was due mainly to reductions in accounts payable and accrued liabilities offset by a reduction in accounts receivable, which related to our overall reduction in business. If business returns to historical levels, we believe these liabilities and accounts receivable would change proportionately. Discontinued operations did not have a significant impact on the cash provided by operating activities for the first quarter of fiscal 2008 or fiscal 2007.
Investing Activities
During the first quarter of fiscal 2008, net cash used for investing activities was $3.0 million, whereas $42.6 million was provided by investing activities during fiscal 2007. During the first quarter of fiscal 2008, $6.4 million in proceeds was generated by a sale-leaseback transaction we entered into with a third party. We exercised an option to purchase a property, sold it to a third party and then subsequently leased it back. In the first quarter of fiscal 2007, $30.0 million of proceeds were received for the sale of our operating unit American of Martinsville, along with $21.2 million in proceeds for the sale of four properties, offset by $9.2 million of capital expenditures.
Financing Activities
Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $6.5 million of cash in financing activities in the first quarter of fiscal 2008 compared with $33.8 million of cash used in financing activities during the first quarter of fiscal 2007. In our first quarter of fiscal 2007, we used $25.0 million to pay down our debt. Our discontinued operations did not have a material impact on cash flows from financing activities for fiscal 2008 or 2007.

In the first quarter of fiscal 2008 we adopted FIN 48 and as a consequence, the balance sheet at the end of the quarter reflected a $7.9 million liability. Of this amount only $0.1 million will be settled within the next 12 months. We are uncertain at this time whether any of the remaining balance will ever be paid. There were no material changes to our contractual obligations table during the quarter.
Our debt-to-capitalization ratio was 24.1% at July 28, 2007, 23.5% at April 28, 2007, and 24.2% at July 29, 2006.
Our Board of Directors has authorized the repurchase of company stock. As of July 28, 2007, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first quarter of fiscal 2008.
We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $13.9 million. Of this, $3.2 million will expire within one year, $3.6 million in one to three years, $2.4 million in four to five years, and $4.7 million thereafter. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the first quarter of fiscal 2008, we had $41.0 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.
Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.
Critical Accounting Policies
Our critical accounting policies are disclosed in our Form 10-K for the year ended April 28, 2007.
Restructuring
In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of our Lincolnton, North Carolina and Iuka, Mississippi upholstery manufacturing facilities, the closure of our rough mill lumber operation in North Wilkesboro, North Carolina, the consolidation of operations at our Kincaid Taylorsville, North Carolina upholstery operation and the elimination of a number of positions throughout the remainder of the organization. The Lincolnton and Iuka facility closures occurred in the first quarter of fiscal 2008 and impacted approximately 250 and 150 employees, respectively. The closure of our North Wilkesboro lumber operation, the consolidation of operations at Kincaid’s Taylorsville operation and the remaining activities occurred in the fourth quarter of fiscal 2007 and impacted approximately 100 positions. These decisions were made to help align our company with the current business environment and strengthen our positioning going forward. During the first quarter of fiscal 2008, we recorded pre-tax restructuring charges in cost of sales of $2.6 million or $0.03 per diluted share covering severance and benefits and other restructuring costs. During fiscal 2007, we recorded pre-tax restructuring charges of $4.3 million or $0.05 per diluted share covering severance and benefits, write-down of certain fixed assets in addition to other restructuring costs. Of these costs $4.0 million was reported as a component of Cost of Sales with the remainder in Selling, General and Administrative. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

During fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 100 jobs were eliminated as a result of these closures. During the first quarter of fiscal 2008, we recorded pre-tax restructuring charges of $1.1 million or $0.01 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. In fiscal 2007, we recorded pre-tax restructuring charges of $7.3 million or $0.08 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of Selling, General and Administrative costs. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
As of July 28, 2007, we had a remaining restructuring liability of $4.6 million which is expected to be paid out or written off as follows: $3.6 million in fiscal 2008, $0.4 million in fiscal 2009, $0.4 million in fiscal 2010 and $0.2 million thereafter. Contract terminations resulting from the closure of several of our retail stores and warehouses resulted in our restructuring liability being paid out over an extended length of time.
Regulatory Developments
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. The Dispute Settlement Body of the World Trade Organization (“WTO”) ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for duties collected on imports entered into the United States after September 30, 2007.
CBP has reported that approximately $57.4 million in preliminary CDSOA amounts were available as of April 30, 2007 for distribution to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. These funds are subject to adjustment. Additional antidumping duties actually collected through September 30, 2007 potentially will be available for distribution in calendar 2007. The amount of the actual duties that CBP collects is determined retrospectively for those imports that are subject to annual administrative reviews conducted by the U.S. Department of Commerce. Further, certain importers and Chinese producers have appealed the initial findings of the anti-dumping order to the U.S. Court of International Trade, and favorable rulings for these importers and Chinese producers could reduce the amount of duties ultimately available for distribution. The tariffs attributable to importers and Chinese producers whose imports are subject to appeals and administrative reviews are not available for distribution until those proceedings have been completed. Consequently, the amount ultimately available for distribution in this case during calendar 2007 will depend on the amount of duties on customs entries that CBP has liquidated and collected by September 30, 2007 (i.e., that are not subject to administrative reviews and pending legal appeals). Also, any amount we may receive will depend on our percentage allocation, which is based on our qualifying expenditures in relation to the qualifying expenditures of other domestic producers requesting distribution for the relevant time periods under CDSOA. In two recent cases, Chez Sidney, L.L.C. v. United States and SKF USA v. United States, the U.S. Court of International Trade has held unconstitutional CDSOA’s requirement that a company that is not a petitioner must indicate its support for an antidumping petition in order to be eligible for a distribution of duties. The Court did not find the entire statute to be unconstitutional in either case, but instead ordered CBP and the U.S. International Trade Commission to reconsider the plaintiff’s eligibility under CDSOA. These decisions are likely to be appealed to the U.S. Court of Appeals for the Federal Circuit. Similar judicial challenges filed by domestic producers of wooden bedroom furniture who currently are not entitled to CDSOA distributions could affect our percentage allocation. Our percentage allocation for payments received in calendar 2006 was approximately 18%. We recorded $3.4 million, net of legal fees, from CDSOA payments received in fiscal 2007. We have not received any CDSOA payments during the first quarter of fiscal 2008. The percentage allocation included our American of Martinsville division. Although we sold the division during the first quarter of fiscal 2007, we have retained certain rights to payments received by the division subsequent to the sale. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive during the remainder of calendar 2007 or thereafter under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.
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
Business Outlook
     The external environment for home furnishings remains challenging, although it is important to note that we do not believe today’s revenue stream is indicative of the run rate for the next 12 to 18 months. We will continue to adjust our cost structure based on anticipated future demand while focusing on superior levels of service to our customers. As we announced last quarter, we expect sales for the fiscal 2008 year to be down 5% to 10% compared with fiscal 2007 and expect earnings per share to be in the range of $0.45 to $0.60 per share compared with $0.38 per share from continuing operations in fiscal 2007. This estimated range does not include restructuring charges, potential income from any anti-dumping monies or gains/losses on the sale of discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $100 million revolving credit facility under which we had no borrowings at July 28, 2007. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2008 based upon the current levels of exposed liabilities.
We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At July 28, 2007, we had an insignificant amount of foreign exchange forward contracts outstanding. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2008.
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
During the first quarter of fiscal 2008, we implemented a new general ledger accounting system for our largest operating company in addition to several other smaller operating companies. We have assessed the internal controls over the key processes affected by the implementation of this system and concluded that we have maintained adequate internal control over financial reporting.
There was no other change in the Company’s internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the risk factors disclosed in our Form 10-K for the year ended April 28, 2007, you should consider the following risk:
Continued deterioration of business conditions may impact our ability to meet covenants in future quarters on our current debt agreements.
We are currently in compliance with the financial covenants in our credit agreements. While our present forecasts indicate we will continue to be in compliance, if business conditions continue to deteriorate, we may need to negotiate with our lenders to amend the agreements to include less restrictive covenants. Based upon several considerations underlying our overall financial position, including our historical profitability and ability to generate positive operating cash flow, we expect these negotiations, if required, would be completed in a timely manner; however our financing costs could increase if these renegotiations become necessary.
ITEM 6. EXHIBITS

Exhibit
Number	Description
(10(a))	Third 2007 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(99.1)	Press Release dated August 14, 2007

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 14, 2007

BY: /s/ Louis M. Riccio, Jr. Louis M. Riccio, Jr.
Chief Financial Officer
On behalf of the registrant and as
Chief Financial Officer