Form 10-Q
period 2007-10-27
LA-Z-BOY INC
filed 2007-11-13
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED OCTOBER 27, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2007

Common Shares, $1.00 par value	51,416,118

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2008

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Second Quarter Ended
				Percent of Sales
(Unaudited, amounts in thousands, except			% Over
per share data)	10/27/07	10/28/06	(Under)	10/27/07	10/28/06

Sales	$365,434	$414,614	-11.9%	100.0%	100.0%
Cost of sales
Cost of goods sold	266,658	306,351	-13.0%	73.0%	73.9%
Restructuring	518	(400)	-229.5%	0.1%	-0.1%

Total cost of sales	267,176	305,951	-12.7%	73.1%	73.8%
Gross profit	98,258	108,663	-9.6%	26.9%	26.2%
Selling, general and administrative	98,098	99,887	-1.8%	26.8%	24.1%
Write-down of intangibles	5,809	—	N/M	1.6%	—
Restructuring	449	2,265	-80.2%	0.1%	0.5%

Operating income (loss)	(6,098)	6,511	-193.7%	-1.7%	1.6%
Interest expense	2,120	2,614	-18.9%	0.6%	0.6%
Other income, net	1,374	1,348	1.9%	0.4%	0.3%

Income (loss) from continuing operations before income taxes	(6,844)	5,245	-230.5%	-1.9%	1.3%
Income tax expense (benefit)	(3,192)	1,949	-263.8%	46.6%*	37.2%*

Income (loss) from continuing operations	(3,652)	3,296	-210.8%	-1.0%	0.8%
Loss from discontinued operations (net of tax)	(6,282)	(1,342)	-368.1%	-1.7%	-0.3%

Net income (loss)	$(9,934)	$1,954	-608.4%	-2.7%	0.5%

Basic average shares	51,410	51,373
Basic income (loss) from continuing operations per share	$(0.07)	$0.06
Discontinued operations per share (net of tax)	$(0.12)	$(0.02)

Basic net income (loss) per share	$(0.19)	$0.04

Diluted average shares	51,410	51,639
Diluted income (loss) from continuing operations per share	$(0.07)	$0.06
Discontinued operations per share (net of tax)	$(0.12)	$(0.02)

Diluted net income (loss) per share	$(0.19)	$0.04

Dividends paid per share	$0.12	$0.12

*	As a percent of pretax income, not sales.

N/M = not meaningful
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended
				Percent of Sales
(Unaudited, amounts in thousands, except			% Over
per share data)	10/27/07	10/28/06	(Under)	10/27/07	10/28/06

Sales	$709,830	$808,537	-12.2%	100.0%	100.0%
Cost of sales
Cost of goods sold	525,801	602,359	-12.7%	74.1%	74.5%
Restructuring	3,079	(400)	-869.8%	0.4%	—

Total cost of sales	528,880	601,959	-12.1%	74.5%	74.5%
Gross profit	180,950	206,578	-12.4%	25.5%	25.5%
Selling, general and administrative	192,606	194,570	-1.0%	27.1%	24.1%
Write-down of intangibles	5,809	—	N/M	0.8%	—
Restructuring	1,569	2,265	-30.7%	0.2%	0.3%

Operating income (loss)	(19,034)	9,743	-295.4%	-2.7%	1.2%
Interest expense	4,217	5,140	-18.0%	0.6%	0.6%
Other income, net	2,822	1,618	74.4%	0.4%	0.2%

Income (loss) from continuing operations before income taxes	(20,429)	6,221	-428.4%	-2.9%	0.8%
Income tax expense (benefit)	(8,235)	1,833	-549.3%	40.3%*	29.5%*

Income (loss) from continuing operations	(12,194)	4,388	-377.9%	-1.7%	0.5%
Loss from discontinued operations (net of tax)	(6,434)	(139)	N/M %	-0.9%	—

Net income (loss)	$(18,628)	$4,249	-538.4%	-2.6%	0.5%

Basic average shares	51,395	51,580
Basic income (loss) from continuing operations per share	$(0.24)	$0.08
Discontinued operations per share (net of tax)	$(0.12)	—

Basic net income (loss) per share	$(0.36)	$0.08

Diluted average shares	51,395	51,806

Diluted income (loss) from continuing operations per share	$(0.24)	$0.08
Discontinued operations per share (net of tax)	$(0.12)	—

Diluted net income (loss) per share	$(0.36)	$0.08

Dividends paid per share	$0.24	$0.24

*	As a percent of pretax income, not sales.

N/M = not meaningful
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

			Increase/(Decrease)
(Unaudited, amounts in thousands)	10/27/07	10/28/06	Dollars	Percent	4/28/07

Current assets
Cash and equivalents	$32,692	$20,529	$12,163	59.2%	$51,721
Receivables, net	215,275	253,519	(38,244)	-15.1%	230,399
Inventories, net	190,985	237,885	(46,900)	-19.7%	197,790
Deferred income taxes—current	14,337	16,043	(1,706)	-10.6%	17,283
Assets of discontinued operations	3,634	—	3,634	N/M	24,278
Other current assets	27,073	29,076	(2,003)	-6.9%	19,327

Total current assets	483,996	557,052	(73,056)	-13.1%	540,798
Property, plant and equipment, net	180,912	204,904	(23,992)	-11.7%	183,218
Deferred income taxes—long term	25,608	3,451	22,157	N/M	15,380
Goodwill	49,850	62,736	(12,886)	-20.5%	55,659
Trade names	9,006	18,794	(9,788)	-52.1%	9,472
Other long-term assets	76,545	80,166	(3,621)	-4.5%	74,164

Total assets	$825,917	$927,103	$(101,186)	-10.9%	$878,691

Current liabilities
Short-term borrowings	$—	$35,000	$(35,000)	-100.0%	$—
Current portion of long-term debt	38,353	3,295	35,058	N/M	37,688
Accounts payable	54,194	72,308	(18,114)	-25.1%	68,089
Liabilities of discontinued operations	1,664	—	1,664	N/M	3,843
Accrued expenses and other current liabilities	103,130	114,762	(11,632)	-10.1%	118,590

Total current liabilities	197,341	225,365	(28,024)	-12.4%	228,210
Long-term debt	110,774	147,799	(37,025)	-25.1%	111,714
Income taxes payable — long term	7,084	—	7,084	N/M	—
Other long-term liabilities	56,474	54,920	1,554	2.8%	53,419
Contingencies and commitments	—	—	—	—	—
Shareholders’ equity
Common shares, $1 par value	51,416	51,364	52	0.1%	51,377
Capital in excess of par value	206,636	206,145	491	0.2%	208,283
Retained earnings	193,681	236,635	(42,954)	-18.2%	223,896
Accumulated other comprehensive income	2,511	4,875	(2,364)	-48.5%	1,792

Total shareholders’ equity	454,244	499,019	(44,775)	-9.0%	485,348

Total liabilities and shareholders’ equity	$825,917	$927,103	$(101,186)	-10.9%	$878,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/07	10/28/06	10/27/07	10/28/06

Cash flows from operating activities
Net income (loss)	$(9,934)	$1,954	$(18,628)	$4,249
Adjustments to reconcile net income (loss) to cash used for operating activities
Loss (gain) on sale of discontinued operations (net of tax)	3,990	—	3,990	(1,280)
Write-down of businesses held for sale (net of tax)	2,159	—	2,159	—
Write-down of intangibles (net of tax)	3,689	—	3,689	—
Restructuring	967	1,865	4,648	1,865
Provision for doubtful accounts	1,505	1,643	3,619	2,807
Depreciation and amortization	6,093	6,809	12,313	13,889
Stock-based compensation expense	1,001	1,861	1,862	2,732
Change in receivables	(13,409)	(24,228)	9,188	(2,945)
Change in inventories	15,323	873	9,252	(17,117)
Change in payables	1,000	(2,060)	(14,414)	(9,379)
Change in other assets and liabilities	6,568	(8,623)	(16,678)	(15,570)
Change in deferred taxes	(4,671)	(3,110)	(6,146)	(6,766)

Total adjustments	24,215	(24,970)	13,482	(31,764)

Net cash provided by (used for) operating activities	14,281	(23,016)	(5,146)	(27,515)

Cash flows from investing activities
Proceeds from disposals of assets	867	3,633	7,282	24,962
Proceeds from sale of discontinued operations	4,019	3,184	4,019	33,166
Capital expenditures	(5,970)	(5,767)	(15,599)	(15,010)
Purchases of investments	(6,648)	(2,760)	(13,270)	(8,392)
Proceeds from sales of investments	7,801	2,320	14,593	8,017
Change in other long-term assets	365	(701)	385	(196)

Net cash provided by (used for) investing activities	434	(91)	(2,590)	42,547

Cash flows from financing activities
Proceeds from debt	171	56,276	817	78,675
Payments on debt	(192)	(31,266)	(1,092)	(78,680)
Stock issued for stock and employee benefit plans	(94)	(342)	(116)	766
Repurchases of common stock	—	(3,261)	—	(6,947)
Dividends paid	(6,232)	(6,213)	(12,441)	(12,462)

Net cash provided by (used for) financing activities	(6,347)	15,194	(12,832)	(18,648)

Effect of exchange rate changes on cash and equivalents	538	49	1,539	56

Change in cash and equivalents	8,906	(7,864)	(19,029)	(3,560)
Cash and equivalents at beginning of period	23,786	28,393	51,721	24,089

Cash and equivalents at end of period	$32,692	$20,529	$32,692	$20,529

Cash paid (net of refunds) during period — income taxes	$758	$16,889	$3,893	$17,097
Cash paid during period — interest	$1,495	$1,748	$3,405	$4,660
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Capital in		Unearned	Compre-
	Common	Excess of Par	Retained	Compen-	hensive
(Unaudited, amounts in thousands)	Shares	Value	Earnings	sation	Income(Loss)	Total

At April 29, 2006	$51,782	$210,826	$246,387	($3,083)	$4,433	$510,345

Reclassification of unearned compensation due to adoption of SFAS No. 123(R)		(3,083)		3,083		—
Repurchases of common stock	(540)		(6,407)			(6,947)
Stock issued for stock and employee benefit plans	135	(3,458)	4,663			1,340
Stock option and restricted stock expense		3,959				3,959
Tax benefit from exercise of options		39				39
Dividends paid			(24,886)			(24,886)
Comprehensive income (loss)
Net income			4,139
Unrealized gain on marketable securities (net of tax of $0.5 million)					1,145
Realized gain on marketable securities (net of tax of $0.3 million)					(458)
Translation adjustment					1,418
Change in fair value of cash flow hedges (net of tax)					(118)
Change in additional minimum pension liability (net of tax of $0.1 million)					319
Total comprehensive income						6,445
Adjustment upon adoption of SFAS No. 158 for pension (net of tax of $3.2 million)					(4,947)	(4,947)

At April 28, 2007	$51,377	$208,283	$223,896	$—	$1,792	$485,348

Stock issued for stock and employee benefit plans	39	(3,509)	3,354			(116)
Stock option and restricted stock expense		1,862				1,862
Dividends paid			(12,441)			(12,441)
Comprehensive income (loss)
Net loss			(18,628)
Unrealized gain on marketable securities (net of tax of $0.2 million)					409
Realized gain on marketable securities (net of tax of $0.1 million)					(165)
Translation adjustment					443
Change in the fair value of cash flow hedges (net of tax)					32
Total comprehensive loss						(17,909)
Impact of adoption of FIN 48			(2,500)			(2,500)

At October 27, 2007	$51,416	$206,636	$193,681	$—	$2,511	$454,244

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Note 3: Reclassification
Certain prior year information has been reclassified to be comparable with the current year presentation.
Note 4: Inventories
A summary of inventory follows:

(Amounts in thousands)	10/27/07	10/28/06	4/28/07

Raw materials	$71,742	$80,331	$69,562
Work in process	17,652	23,115	19,972
Finished goods	126,014	156,245	132,679

FIFO inventories	215,408	259,691	222,213
Excess of FIFO over LIFO	(24,423)	(21,806)	(24,423)

Inventories, net	$190,985	$237,885	$197,790

Note 5: Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name is established based upon a royalty savings approach. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based upon a combination of the discounted cash flows and the projected profitability of the market in which the entity operates.
With the decline in the housing market affecting Florida greater than the rest of the country, we have delayed our store growth in the market. The double-digit decline in sales over the past twelve months coupled with our change in the timing of our store build-out triggered us to evaluate our goodwill in South Florida in advance of our normal testing in the fourth quarter of each fiscal year. We have not experienced as dramatic of a sales decline and have not made any strategic decisions to delay store build-out in our other retail markets that have goodwill. As a result of the significant change in our valuation model for this business, we recorded an impairment charge of $5.8 million, $3.7 million after tax, in the second quarter of fiscal 2008.
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
The following table summarizes the changes to goodwill and trade names during the first half of fiscal 2008:

	Balance	Impairments	Balance
	as of	and	as of
(Amounts in thousands)	4/28/07	Dispositions	10/27/07

Goodwill
Upholstery Group	$19,632	$—	$19,632
Retail Group	27,905	(5,809)	22,096
Corporate and Other	8,122	—	8,122

Consolidated	$55,659	$(5,809)	$49,850

Trade names
Casegoods Group	$9,472	$(466)	$9,006

Note 6: Debt

	Fiscal
	Year
(Amounts in thousands)	Maturity	10/27/07	4/28/07
Revolving credit facility	2010	$—	$—
Industrial revenue bonds	2010-2023	16,851	16,851
Private placement notes	2008	35,000	35,000
	2010	36,000	36,000
	2013	50,000	50,000
Other debt	2008-2011	9,948	9,768
Capital leases	2008-2011	1,328	1,783

Total debt		149,127	149,402
Less: current portion		(38,353)	(37,688)

Long-term debt		$110,774	$111,714

Certain of our debt agreements require that certain financial covenants be met. As of the end of the second quarter, we were not in compliance with the fixed charge coverage ratio requirement under our revolving credit facility. We obtained an amendment to our fixed charge coverage ratio from our revolving credit facility lenders, dated November 6, 2007, to amend the ratio for our quarter ended October 27, 2007 so that we were in compliance. Although we were in compliance with our other financial covenants, we believe that we will not be in compliance with the fixed charge coverage ratio requirements relating to both our revolving credit facility and private placement notes as of the end of the third quarter, and therefore we have engaged our lead bank to begin structuring a new secured credit facility. We had no unamortized debt issue costs as of the end of the second quarter of fiscal 2008.
We believe that by the end of our fiscal 2008 third quarter, we will be successful in negotiating a long-term credit facility, which we will utilize to pay off our private placement notes. There can be no assurance that an agreement can be reached; however, we consider this scenario unlikely. If an agreement cannot be reached and the lenders were to exercise their right to accelerate the maturity of their notes, this could result in an adverse effect on us unless the lenders were to agree to forbearance or restructuring of the debt.
In order to repay our private placement notes, we will be required to pay a ‘make-whole’ premium which is currently in the range of $2.5 — $3.0 million. We anticipate that the interest rate on the new debt, which is expected to be collateralized by accounts receivable and inventory, will be greater than the average interest rate for the private placement notes.

Note 7: Pension Plans
Net periodic pension costs were as follows:

	Second Quarter Ended		Six Months Ended
(Amounts in thousands)	10/27/07	10/28/06	10/27/07	10/28/06

Service cost	$441	$578	$882	$1,154
Interest cost	1,346	1,338	2,692	2,676
Expected return on plan assets	(1,839)	(1,719)	(3,678)	(3,438)
Net amortization and deferral	—	9	—	18

Net periodic pension cost (benefit)	$(52)	$206	$(104)	$410

We are not required to make any contributions to the defined benefit plans in fiscal year 2008, however we may make discretionary contributions. We did not make any contributions to the plans during the first six months of fiscal 2008.
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
We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $15.5 million as of October 27, 2007.
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

A reconciliation of the changes in our product warranty liability is as follows:

	Second Quarter Ended		Six Months Ended
(Amounts in thousands)	10/27/07	10/28/06	10/27/07	10/28/06

Balance as of the beginning of the period	$13,960	$17,816	$13,983	$19,655
Accruals during the period	4,148	3,574	8,331	7,007
Adjustments for discontinued operations	—	—	—	(956)
Other adjustments during the period	—	(1,496)	—	(2,267)
Settlements during the period	(4,198)	(3,503)	(8,404)	(7,048)

Balance as of the end of the period	$13,910	$16,391	$13,910	$16,391

Other adjustments of $1.5 million and $2.3 million for the quarter and six months ended October 28, 2006, respectively, reflected a trend of lower warranty costs incurred beyond one year after the sale of the product. Our current trends show that a majority of our claims were from product sold in the past twelve months thus reducing our liability, along with changes in estimated amounts required for currently known warranty issues.
Note 9: Stock-Based Compensation
We account for share-based compensation transactions in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair value for the employee stock options granted during the respective periods were estimated at the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options. For the three and six months ended October 27, 2007, we recorded total stock-based compensation expense of approximately $1.0 million and approximately $1.9 million, respectively. For the three and six months ended October 28, 2006, we recorded total stock-based compensation expense of approximately $1.9 million and approximately $2.7 million, respectively.
As of October 27, 2007, there was approximately $4.0 million of total unrecognized compensation expense related to restricted stock, which we expect to recognize on a straight-line basis over an average remaining service period of approximately 2.5 years.
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

Retail Group. The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores (“the retail network”). The Retail Group sells mostly upholstered furniture to end consumers.

	Second Quarter Ended		Six Months Ended
	10/27/07	10/28/06	10/27/07	10/28/06
(Amounts in thousands)	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)

Sales
Upholstery Group	$269,749	$304,598	$524,506	$599,995
Casegoods Group	58,892	74,164	112,466	135,190
Retail Group	46,163	52,485	91,394	104,689
VIEs/Eliminations	(9,370)	(16,633)	(18,536)	(31,337)

Consolidated	$365,434	$414,614	$709,830	$808,537

Operating income (loss)
Upholstery Group	$19,036	$20,162	$27,903	$37,787
Casegoods Group	3,577	6,200	6,177	9,442
Retail Group	(9,119)	(8,769)	(19,193)	(16,484)
Corporate and Other*	(12,816)	(9,217)	(23,464)	(19,137)
Intangible write-down	(5,809)	—	(5,809)	—
Restructuring	(967)	(1,865)	(4,648)	(1,865)

	$(6,098)	$6,511	$(19,034)	$9,743

*	Variable Interest Entities (“VIEs”) are included in corporate and other.
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
During the second quarter and first half of fiscal 2008, we recorded pre-tax restructuring charges in cost of sales of $0.5 million and $3.1 million, respectively which equates to $0.01 and $0.04 per diluted share, respectively, covering severance and benefits and other restructuring costs. During fiscal 2007, we recorded pre-tax restructuring charges of $4.3 million or $0.05 per diluted share covering severance and benefits, write-down of certain fixed assets in addition to other restructuring costs. Of these costs $4.0 million was reported as a component of Cost of Sales with the remainder in Selling, General and Administrative. The write-down was accounted for in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). All other costs were accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

During fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 100 jobs were eliminated as a result of these closures. During the second quarter and first half of fiscal 2008, we recorded pre-tax restructuring charges of $0.4 million and $1.5 million, respectively, which equates to $0.01 and $0.02 per diluted share, respectively, covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. In fiscal 2007, we recorded pre-tax restructuring charges of $7.3 million or $0.08 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of Selling, General and Administrative costs. The write-down was accounted for in accordance with SFAS No. 144. All other costs were accounted for in accordance with SFAS No. 146.
As of October 27, 2007, we had a remaining restructuring liability of $3.2 million which is expected to be paid out or written off as follows: $2.2 million in fiscal 2008, $0.5 million in fiscal 2009, $0.4 million in fiscal 2010 and $0.1 million thereafter. Contract terminations resulting from the closure of several of our retail stores and warehouses resulted in our restructuring liability being paid out over an extended length of time.
Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

	Fiscal 2008
			Cash
			Payments
	4/28/07	Charges to	or Asset	10/27/07
(Amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$2,177	$1,828	$(1,988)	$2,017
Fixed asset write-downs, net of gains	—	(144)	144	—
Contract termination costs	1,257	1,197	(1,277)	1,177
Other	—	1,767	(1,767)	—

Total restructuring	$3,434	$4,648	$(4,888)	$3,194

	Fiscal 2007
			Cash
			Payments
	4/29/06	Charges to	or Asset	4/28/07
(Amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$891	$2,537	$(1,251)	$2,177
Fixed asset write-downs, net of gains	—	1,091	(1,091)	—
Contract termination costs	—	3,441	(2,184)	1,257
Other	—	3,964	(3,964)	—

Total restructuring	$891	$11,033	$(8,490)	$3,434

Note 12: Uncertain Tax Positions
We adopted FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109 (“FIN 48”), effective as of April 29, 2007. As a result of the implementation of FIN 48, we recognized a $2.5 million decrease to beginning retained earnings. We elected to continue to classify interest and penalties, accrued as required by FIN 48, as a part of income tax expense. As of April 29, 2007, the gross amount of interest and penalties due to unrecognized tax benefits was $3.1 million which was included as a part of the unrecognized tax benefit discussed below. An additional $0.3 million of interest and penalties was accrued during the second quarter of fiscal 2008.
The total amount of unrecognized tax benefits as of the end of the second quarter of fiscal 2008 was $9.4 million, which includes $1.7 million attributable to timing differences that, once resolved, will have no impact on our effective tax rate. If recognized, $7.4 million of unrecognized tax benefits would decrease our effective tax rate.
We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by about $2.4 million within the next twelve months. The amount of the expected reduction is comprised of gross unrecognized tax benefits of $2.0 million and interest and penalties of $1.4 million, net of deferred taxes of $1.0 million. This decrease relates to anticipated settlements of several outstanding issues with various taxing authorities, including cash payments of about $1.2 million.
United States federal income tax returns filed by us remain subject to examination for tax years 2004 and subsequent. In addition, our State returns remain subject to examination for tax years 2003 and subsequent. Canadian federal and provincial returns remain subject to examination for tax years 2002 and subsequent.
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
We have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships. We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded. Earnings in excess of our losses are attributed to equity owners of the dealers and are shown as minority interest on our financial statements. We had four consolidated VIEs throughout the second quarter of fiscal 2008 and 2007.

Our consolidated VIEs recognized $12.2 million and $10.2 million in sales, net of intercompany eliminations, in the second quarter of fiscal 2008 and the second quarter of fiscal 2007, respectively.  Additionally, we recognized a net loss per share of $0.04 in the second quarter of fiscal 2008 and the second quarter of fiscal 2007, resulting from the operating results of these VIEs.  Our consolidated VIEs recognized $24.0 million and $21.9 million in sales, net of intercompany eliminations, in the first half of fiscal 2008 and fiscal 2007, respectively.  Additionally, we recognized a net loss per share of $0.07 and $0.06 in the first half of fiscal 2008 and fiscal 2007, respectively, resulting from the operating results of these VIEs.  The VIEs had $0.6 million, $4.9 million and $2.8 million of assets net of elimination of intercompany balances at the end of the second quarter of fiscal 2008, the second quarter of fiscal 2007 and at the end of fiscal 2007, respectively.
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
During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated and resulted in a loss of about $5.8 million ($3.6 million net of taxes), of which about $3.4 million related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes). We are in the process of liquidating the remaining Pennsylvania House inventory at discounted prices, and as a result have recorded an additional loss of $3.0 million to write the inventory down to fair value.
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
For Clayton Marcus and Pennsylvania House, the assets and liabilities have been reclassified as assets and liabilities of discontinued operations. For the quarter ended October 27, 2007, the assets and liabilities mainly reflect the remaining accounts of Pennsylvania House, most of which will be liquidated or paid during our third fiscal quarter of 2008:

(Amounts in thousands)	10/27/07	4/28/07
Assets of discontinued operations:
Receivables, net	$2,038	$7,140
Inventories, net	1,596	10,978
Trade names	—	5,740
Other assets	—	420

	$3,634	$24,278

Liabilities of discontinued operations:
Accounts payable	$84	$1,591
Accrued expenses	1,298	2,057
Non-current liabilities	282	195

	$1,664	$3,843

The results of the discontinued operations for Clayton Marcus and Pennsylvania House for the second quarter ended fiscal 2008 and for Sam Moore, Clayton Marcus, Pennsylvania House, and American of Martinsville for the second quarter ended fiscal 2007 were as follows:

	Second Quarter Ended		Six Months Ended
(Amounts in thousands)	10/27/07	10/28/06	10/27/07	10/28/06
Net sales	$10,323	$26,910	$21,058	$76,309
Loss from discontinued operations, net of tax	$(2,292)	$(1,342)	$(2,444)	$(1,419)
Gain (loss) on sale of discontinued operations, net of tax	$(3,990)	$—	$(3,990)	$1,280
In the Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified for fiscal 2008 and fiscal 2007. The assets and liabilities of these operating units were not reclassified for second quarter of fiscal 2007. They are reported in the respective categories of the Consolidated Balance Sheet and Statement of Cash Flows along with those of our continuing operations.

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

	Second Quarter		Six Months
	Ended		Ended
(Amounts in thousands)	10/27/07	10/28/06	10/27/07	10/28/06
Weighted average common shares outstanding (basic)	51,410	51,373	51,395	51,580
Effect of options and unvested restricted stock	—	266	—	226

Weighted average common shares outstanding (diluted)	51,410	51,639	51,395	51,806

The weighted average common shares outstanding (diluted) at October 27, 2007 excludes the effect of options to purchase 0.2 million shares because the net loss in the second quarter and first six months of fiscal 2008 would cause the effect of options to be anti-dilutive.
The effect of additional options to purchase 2.7 million and 1.1 million shares for the quarters ended October 27, 2007 and October 28, 2006 with a weighted average exercise price of $15.52 and $20.10 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.

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
Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) changes in housing sales; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) changes in currency exchange rates; (i) competitive factors; (j) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (k) effects of restructuring actions; (l) changes in the domestic or international regulatory environment; (m) ability to implement global sourcing organization strategies; (n) fair value changes to our intangible assets due to actual results differing from projected; (o) the impact of adopting new accounting principles; (p) the impact from natural events such as hurricanes, earthquakes and tornadoes; (q) the impact of retail store relocation costs, the success of new stores or the timing of converting stores to the New Generation format; (r) the ability to procure fabric rolls or cut and sewn fabric sets domestically or abroad; (s) the ability to sell the remaining assets of our discontinued operations for their recorded fair value; (t) those matters discussed under “Risk Factors” in our most recent Annual Report of Form 10-K and subsequent Quarterly Reports on Form 10-Q and factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.
INTRODUCTION
Our Business
La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 70 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 70 stores are part of the larger network of La-Z-Boy Furniture Galleries® stores, which includes a total of 338 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.
In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the second quarter of fiscal 2007 we had four VIEs, operating 28 stores, consolidated into our Statement of Operations. During the fiscal 2008 second quarter, we had four VIEs, operating 30 stores, in our Consolidated Statement of Operations.
Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group. Below is a chart that shows the organizational structure of La-Z-Boy segments.
In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. We import cut and sewn fabric kits to complement our leather kits that allow us to take full advantage of both the cost-saving opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery Group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers and department stores.
Our Casegoods Group today is primarily an importer, marketer and distributor of casegoods (wood) furniture as well as operates two manufacturing facilities in North Carolina. In order to compete globally, we have significantly changed the cost structure from fixed to highly variable.
The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores in eight markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida.
According to the May, 2007 Top 100 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores network ranks as the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and Canada by opening new stores, relocating stores to better locations and converting existing stores to our New Generation store format. Slightly more than half of the 338 stores in the network—the majority of which are independently owned—are concentrated in the top 25 markets in the U.S. We will attempt to increase our market penetration over the next few years in the top 25 markets, allowing our dealers and company-owned stores to create operating efficiencies, particularly in the areas of advertising, distribution and administration. Additionally, we have an extensive La-Z-Boy in-store gallery program with 215 in-store galleries. During the first quarter, we began rolling out a new model for our in-store galleries referred to as our Comfort Studios. Comfort Studios are less expensive than the current in-store gallery model and provide a better presentation to our consumer. During the second quarter of fiscal 2008 we opened 117 Comfort Studios, and we expect to open 173 Comfort Studios during the remainder of fiscal 2008. Kincaid, England and Lea also have in-store gallery programs. The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.
Highlights of Our Current Quarter
All of our segments experienced a degradation in sales resulting from the weak consumer demand. We continue to aggressively focus on advertising and merchandising of our product in an attempt to reverse this trend. In addition, we have focused on cutting costs and will continue to do so as needed to keep our expenses in line with revenue.
For the remainder of fiscal 2008, we plan to continue to take the following actions to grow sales and improve the operating results for the Retail Group as well as to take advantage of synergies between the company-owned markets:
•	Centralize certain of our advertising and marketing functions, and take advantage of the efficiencies gained as we continue the warehouse consolidation we began during the second quarter of fiscal 2007.
•	Continue to consolidate information systems and eliminate redundant processes. We are currently in the process of consolidating our information systems into one system and expect to complete this process by the end of this fiscal year.

•	Expand our in-home design service, which has increased the average sale per customer where employed. Currently, 71% of our company-owned locations have this service available.

•	Improve our gross margins based on better merchandising and pricing of product and services.

During the second quarter of fiscal 2008, we evaluated the goodwill at our South Florida retail market as a result of a decision to delay our planned store openings in this market. These delays are the result of a slow housing market causing double-digit declines in sales in the market over the past twelve months. We recognized a $5.8 million impairment charge for the full amount of goodwill of this retail market in the second quarter of fiscal 2008.
Certain of our debt agreements require that certain financial covenants be met. As of the end of the second quarter, we were not in compliance with the fixed charge coverage ratio requirements under our revolving credit facility. We obtained an amendment to our fixed charge coverage ratio from our revolving credit facility lenders, dated November 6, 2007, to amend the ratio for our quarter ended October 27, 2007 so that we were in compliance. Although we were in compliance with our other debt covenants, we believe that we will not be in compliance with the fixed charge coverage ratio requirements relating to both our revolving credit facility and private placement notes as of the end of the third quarter, and therefore we have engaged our lead bank to begin structuring a new secured credit facility. We had no unamortized debt issue costs as of the end of the second quarter of fiscal 2008.
We believe that by the end of our fiscal 2008 third quarter, we will be successful in negotiating a long-term credit facility, which we will utilize to pay off our private placement notes. There can be no assurance that an agreement can be reached; however, we consider this scenario unlikely. If an agreement cannot be reached and the lenders were to exercise their right to accelerate the maturity of their notes, this could result in an adverse effect on us unless the lenders were to agree to forbearance or restructuring of the debt. For more information about the risks and anticipated costs associated with our financing plans, see “Liquidity and Capital Resources.”
During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated for $2.9 million, resulting in a pre-tax loss of about $5.8 million, of which about $3.4 million related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million, resulting in a pre-tax charge of about $0.6 million. We are in the process of liquidating the remaining Pennsylvania House inventory at discounted prices, and as a result have recorded an additional pre-tax loss of $3.0 million to adjust the inventory to fair value.

Results of Operations
Analysis of Operations: Quarter Ended October 27, 2007
(Second Quarter 2008 compared with 2007)

	Quarter Ended		Percent
(Amounts in thousands, except per share amounts and percentages)	10/27/07	10/28/06	change
Upholstery sales	$269,749	$304,598	-11.4%
Casegoods sales	58,892	74,164	-20.6%
Retail sales	46,163	52,485	-12.0%
Other/eliminations*	(9,370)	(16,633)	43.7%
Consolidated sales	$365,434	$414,614	-11.9%

Consolidated gross profit	$98,258	$108,663	-9.6%
Consolidated gross margin	26.9%	26.2%

Consolidated S,G&A	$98,098	$99,887	-1.8%
S,G&A as a percent of sales	26.8%	24.1%

Upholstery operating income	$19,036	$20,162	-5.6%
Casegoods operating income	3,577	6,200	-42.3%
Retail operating loss	(9,119)	(8,769)	-4.0%
Corporate and other	(12,816)	(9,217)	-39.0%
Intangible write-down	(5,809)	—	N/M
Restructuring	(967)	(1,865)	48.2%
Consolidated operating income (loss)	$(6,098)	$6,511	-193.7%

Upholstery operating margin	7.1%	6.6%
Casegoods operating margin	6.1%	8.4%
Retail operating margin	-19.8%	-16.7%
Consolidated operating margin	-1.7%	1.6%

Income (loss) from continuing operations	$(3,652)	$3,296

Diluted income (loss) per share from continuing operations	$(0.07)	$0.06

Loss from discontinued operations	$(6,282)	$(1,342)

Diluted loss per share from discontinued operations	$(0.12)	$(0.02)

*	Includes sales from our VIEs.

N/M = Not Meaningful

Sales
Consolidated sales were down 11.9% when compared with second quarter of fiscal 2007. Our Upholstery, Casegoods and Retail Group sales decreased, while our VIEs’ sales increased.
Upholstery Group sales were down 11.4% compared with the second quarter of fiscal 2007. Sales price increases resulted in a 2.3% increase in sales; however this was offset by a decrease in sales volume due to an overall weak consumer demand.
Our Casegoods Group sales decreased 20.6% compared with the second quarter of fiscal 2007. Sales price increases resulted in a 1.0% increase in sales; however, this was offset by a decrease in sales volume which occurred across all of our Casegoods operating units due to weak consumer demand.
Retail Group sales decreased 12.0% when compared with the second quarter of fiscal 2007. About 8% of this decline was the result of exiting the Pittsburgh, Pennsylvania and Rochester, New York markets in the second half of fiscal 2007; however, we added 10 stores in our remaining markets during the past twelve months but have not realized our anticipated additional sales in these remaining markets. The decrease in sales was related to the negative effect that housing sales declines have had on the home furnishings market and the weak consumer demand.
Intercompany sales eliminations and sales of VIEs increased $7.3 million, net, during the second quarter of fiscal 2008 when compared with the second quarter of fiscal 2007. The majority of this increase was attributable to a $5.3 million decrease in intercompany sales eliminations. The reduction of intercompany sales eliminations was a result of a decrease in same store sales to company-owned stores due to the weak consumer demand. Sales of our VIEs increased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 as the result of having 2 additional stores in fiscal 2008.
Gross Margin
Gross margin increased 0.7 percentage points in the second quarter of fiscal 2008 in comparison to the second quarter of fiscal 2007. Our sales price increases impacted our gross margin by 2.1 percentage points thus increasing the margin on our La-Z-Boy branded product; however, most of our other operating units experienced lower gross margins due to the decline in volume. Restructuring expense in the second quarter of fiscal 2008 decreased our gross margin by 0.1 percentage points. Restructuring expense in the second quarter of fiscal 2007 increased the gross margin by 0.1 percentage points due to a gain on the sale of a property held for sale as a result of a previous restructuring.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (S,G&A) were down slightly in dollars when compared to the prior year’s second quarter, but as a percent of sales increased 2.7 percentage points. The higher level of S,G&A as a percent of sales was mainly attributable to:
•	In the second quarter of fiscal 2007, we recognized a gain of $2.6 million relating to the sale of several properties which was not repeated in fiscal 2008.

•	In the second quarter of fiscal 2007, we reduced our warranty reserve by $1.5 million due to a trend of lower warranty costs incurred beyond one year after the sale of the product. Our current trends show that a majority of our claims were from product sold in the past twelve months thus reducing our liability, along with changes in estimated amounts required for currently known warranty issues. This adjustment was not repeated in fiscal 2008.

•	During the second quarter of fiscal 2008, we continued to have consulting costs related to our strategic planning for retail excellence and other company initiatives. These costs were about $1.3 million greater in the second quarter of fiscal 2008 when compared to the second quarter of fiscal 2007. We expect this activity to come to a close during the 2008 third quarter.
Offsetting these increases, we have focused on cost containment efforts and taking cost out of the business, which have reduced S,G&A in commissions, advertising and other variable costs.
Restructuring
Restructuring costs totaled $1.0 million for the second quarter of fiscal 2008 as compared with $1.9 million of restructuring expense in the second quarter of fiscal 2007. The restructuring costs in fiscal 2008 related to our closure of several manufacturing facilities, consolidation of retail warehouses and closure of underperforming retail stores. These costs were comprised mainly of fixed asset impairments and lease termination, severance and other restructuring costs. Of the $1.0 million in restructuring costs during the second quarter of fiscal 2008, $0.5 million was classified in Cost of Goods Sold. This expense relating to the closure of several manufacturing facilities was partially offset by a gain on the sale of a property held for sale relating to a previous restructuring. The remaining restructuring costs of $0.5 million were reclassified as an operating expense line item below S,G&A related to Retail operations.
Intangible Write-down
During the second quarter of fiscal 2008, we evaluated the goodwill at our South Florida retail market as a result of a decision to delay our planned store openings in this market. This delay was the result of a slow housing market causing double-digit declines in sales in the market over the past twelve months. We recognized a $5.8 million impairment charge for the full amount of goodwill of this retail market in the second quarter of fiscal 2008.
Operating Margin
Our consolidated operating margin was (1.7)% for the second quarter of fiscal 2008 and included 1.6 percentage points for the impairment of goodwill and 0.3 percentage points for restructuring costs. Operating margin for the second quarter of fiscal 2007 was 1.6% and included 0.4 percentage points of restructuring charges offset by a 0.6 percentage point gain on sales of properties. While we have increased our gross margin as compared to the second quarter of fiscal 2007, our S,G&A expenses have only decreased slightly. With the significant decline in sales as compared to the second quarter of fiscal 2007, we have been unable to absorb the fixed S,G&A expenses to maintain our operating margin.
The Upholstery Group operating margin increased 0.5 percentage points for the second quarter of fiscal 2008 when compared with the prior year. Our higher gross margins in the second quarter of fiscal 2008 as compared to the prior year somewhat offset the impact of our fixed S,G&A costs to increase our operating margin. Selling price increases accounted for a 2.6 percentage point increase in our operating margin over the prior year. Additionally, the prior year operating margin included a 0.4 percentage point favorable impact relating to warranty adjustments. This reduction in our warranty reserve was the result of a trend of lower aggregate warranty costs incurred beyond one year after the sale of the product.

Our Casegoods Group operating margin decreased 2.3 percentage points during the second quarter of fiscal 2008 versus the second quarter of fiscal 2007. With the continued decline in sales volume, we were not able to absorb our fixed costs to maintain our operating margin.
Our Retail Group operating margin decreased by 3.1 percentage points during the second quarter of fiscal 2008 in comparison to the second quarter of fiscal 2007. As we continued to convert, relocate or build new stores in our Retail markets and our net sales continued to decline in light of the weak furniture retail environment, we were not able to absorb our fixed costs. We have completed the consolidation of our warehouses in the northeast, have increased our Retail gross margins and eliminated duplicate jobs as we have consolidated functions throughout the organization, but will need to increase sales volumes to realize those savings in our Retail operating margins. Over the next two quarters, we believe that the consolidation of the remaining warehouses in Retail will be complete.
Corporate and Other operating loss increased $3.6 million during the second quarter of fiscal 2008 when compared with the second quarter of fiscal 2007. During the second quarter of fiscal 2007, we recognized a gain of $2.6 million relating to the sale of several properties which was not repeated in fiscal 2008. Additionally, during the second quarter of fiscal 2008, we continued a retail test marketing program at the corporate level, which increased our expense by $0.8 million.
Interest Expense
Interest expense for the second quarter of fiscal 2008 was less than the second quarter of fiscal 2007 due to a $34.6 million decrease in our average debt.
Income Tax Expense
Our effective tax rate was 46.6% in the second quarter of fiscal 2008 compared to 37.2% in second quarter of fiscal 2007. In fiscal 2008, our expected tax rate was impacted by several discrete items, the most significant being the reversal of $0.9 million of valuation allowance related to a portion of net operating loss carryforward benefits of our European joint venture.
Discontinued Operations
During the second quarter of fiscal 2008, our discontinued operations recognized a loss of $6.3 million after tax. During the quarter, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated, resulting in a loss of about $5.8 million or $3.6 million after tax. Of this loss, about $3.4 million pre-tax related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million, resulting in a pre-tax charge of about $0.6 million. We are in the process of liquidating the remaining inventory at discounted prices, and as a result have recorded an additional loss of $3.0 million to adjust the inventory to fair value. During the second quarter of fiscal 2007, our discontinued operations recognized a loss of $1.3 million from operations.

Results of Operations
Analysis of Operations: Six Months Ended October 27, 2007
(First Six Months of 2008 compared with 2007)

	Six Months Ended		Percent
(Amounts in thousands, except per share amounts and percentages)	10/27/07	10/28/06	change
Upholstery sales	$524,506	$599,995	-12.6%
Casegoods sales	112,466	135,190	-16.8%
Retail sales	91,394	104,689	-12.7%
Other/eliminations*	(18,536)	(31,337)	40.8%
Consolidated sales	$709,830	$808,537	-12.2%

Consolidated gross profit	$180,950	$206,578	-12.4%
Consolidated gross margin	25.5%	25.5%

Consolidated S,G&A	$192,606	$194,570	-1.0%
S,G&A as a percent of sales	27.1%	24.1%

Upholstery operating income	$27,903	$37,787	-26.2%
Casegoods operating income	6,177	9,442	-34.6%
Retail operating loss	(19,193)	(16,484)	-16.4%
Corporate and other	(23,464)	(19,137)	-22.6%
Intangible write-down	(5,809)	—	—
Restructuring	(4,648)	(1,865)	-149.2%
Consolidated operating income (loss)	$(19,034)	$9,743	-295.4%

Upholstery operating margin	5.3%	6.3%
Casegoods operating margin	5.5%	7.0%
Retail operating margin	-21.0%	-15.7%
Consolidated operating margin	-2.7%	1.2%

Income (loss) from continuing operations	$(12,194)	$4,388

Diluted income (loss) per share from continuing operations	$(0.24)	$0.08

Loss from discontinued operations	$(6,434)	$(139)

Diluted income (loss) per share from discontinued operations	$(0.12)	—

*	Includes sales from our VIEs.

Sales
Consolidated sales were down 12.2% compared to the first six months of fiscal 2007 due in large part to a weak retail environment attributable to weak consumer demand.
Upholstery Group sales decreased 12.6% compared to the first six months of fiscal 2007. The Upholstery Group benefited by a 1.9% sales increase due to sales price increases; however, this increase in sales was offset by the decline in sales volume due to an overall weak consumer demand.
Our Casegoods Group sales decreased 16.8% compared to the prior year first six months. The decrease in sales occurred across all of our Casegoods operating units and was mainly due to the weak consumer demand.
Retail Group sales decreased 12.7% when compared to the first half of fiscal 2007. About 7% of this decrease was the result of exiting the Pittsburgh, Pennsylvania and Rochester, New York markets in the second half of fiscal 2007; however, we added 10 stores in the past twelve months but have not realized our anticipated additional sales in these remaining markets. The remaining decrease in sales was related to the negative effect of housing sales declines impacting the home furnishings market and the weak consumer demand.
The net total of intercompany sales eliminations and sales to VIEs increased $12.8 million during the first six months of fiscal 2008 when compared to the first six months of fiscal 2007. The majority of this increase was attributable to a decrease in intercompany sales eliminations resulting from a decrease in same store sales to company-owned stores due to the weak consumer demand.
Gross Margin
Gross margin for the first six months of fiscal 2008 was flat in comparison to the prior year margin. Sales price increases positively affected our gross margin by 1.6 percentage points; however, this increase was offset by the lower sales volume. The first six months of fiscal 2008 were impacted by restructuring charges totaling $3.1 million relating to the closure of several manufacturing facilities. The first six months of 2007 were impacted by a restructuring gain of $0.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (S,G&A) were down slightly in dollar amount but increased as a percent of sales in fiscal 2008 compared to the prior year.
•	In the first six months of fiscal 2007, we recognized a gain of $2.6 million relating to the sale of several properties which was not repeated in fiscal 2008.

•	In the first six months of fiscal 2007, we reduced our warranty reserve by $2.3 million due to a trend of lower warranty costs incurred beyond one year after the sale of the product. Our current trends show that a majority of our claims were from product sold in the past twelve months thus reducing our liability, along with changes in estimated amounts required for currently known warranty issues. This adjustment was not repeated in fiscal 2008.

•	The remaining increase as a percent of sales was a result of a reduction in sales volume during the first six months, when compared to the high fixed costs associated with the business, especially as it relates to our Retail operations.

Restructuring
Restructuring costs totaled $4.6 million for the first half of fiscal 2008 as compared with $1.9 million of restructuring expense in the first half of fiscal 2007. The restructuring costs in fiscal 2008 related to our closure of several manufacturing facilities, consolidation of retail warehouses and the closure of underperforming retail stores. These costs were comprised mainly of fixed asset impairments and lease termination, severance and other restructuring costs. Of the $4.6 million in restructuring costs during the first half of fiscal 2008, $3.1 million was classified in Cost of Goods Sold. This expense relating to the closure of several manufacturing facilities was partially offset by a gain on the sale of a property held for sale relating to a previous restructuring. The remaining restructuring costs of $1.6 million were reclassified as an operating expense line item below S,G&A related to Retail operations. Of the restructuring costs in fiscal 2007, a gain of $0.4 million was recognized in cost of sales relating to the sale of a property held as part of a previous restructuring. The remaining cost of $2.3 million related to the consolidation of our retail warehouses and the closure of certain of our retail facilities.
Operating Margin
Our consolidated operating margin was (2.7)% for the first six months of fiscal 2008 and included 0.8 percentage points for our intangible write-down and 0.7 percentage points of restructuring charges. Operating margin for the prior year six months was 1.2% and included 0.2 percentage points of restructuring charges.
The Upholstery Group operating margin decreased 1.0 percentage points for the first six months of fiscal 2008 over the prior year. Our sales price increases impacted our gross margin by 2.1 percentage points thus increasing the margin on our La-Z-Boy branded product; however, most of our other operating units experienced lower gross margins due to the decline in volume.
Our Casegoods Group operating margin decreased 1.5 percentage points during the first half of fiscal 2008 versus the first half of fiscal 2007. With the 16.8% decline in sales volume, we were unable to absorb some of our fixed costs creating a degradation in our margin.
Our Retail Group operating margin decreased by 5.3 percentage points during the first six months of fiscal 2008 in comparison to the first six months of fiscal 2007. As we continued to convert, relocate or build new stores in our Retail markets and our net sales continued to decline in light of the weak furniture retail environment, we were not able to absorb our fixed costs. We have completed the consolidation of our warehouses in the northeast, have increased our Retail gross margins and eliminated duplicate jobs as we have consolidated functions throughout the organization, but will need to increase sales volumes to realize those savings in our Retail operating margins. Over the next quarter, we believe that the consolidation of the remaining warehouses in Retail will be complete.
Corporate and Other operating loss increased $4.3 million during the first six months of fiscal 2008 when compared to the first six months of fiscal 2007. Gains recognized in S,G&A in the prior year on long-lived assets that we sold were $2.6 million higher than the same period of the current year. Additionally, during the first half of fiscal 2008, we continued a retail test marketing program which increased our expenses by $2.5 million.
Interest Expense
Interest expense for the first half of fiscal 2008 was less than the first half of fiscal 2007. The decrease in interest expense was due to our weighted average debt being down $31.5 million for the first six months of the current year when compared to the same period last year. This decrease was slightly offset by a 0.1 percentage point increase in our interest rate as most of our debt has fixed interest rates.
Other Income
Other income increased in the first six months of fiscal 2008 when compared with the first six months of fiscal 2007 due to a decrease in realized foreign currency exchange losses, increased royalty income and increased investment income.
Income Tax Expense
Our effective tax rate from continuing operations was 40.3% in the first six months of fiscal 2008 compared to 29.5% in fiscal 2007. The fiscal 2007 expected rate was reduced to reflect a change in Canadian tax law that increased the carry-forward period for net operating losses from ten to 20 years. The fiscal 2008 expected tax rate was impacted by several discrete items, the most significant being the reversal of $0.9 million of valuation allowance related to a portion of net operating loss carryforward benefits of our European joint venture.
Discontinued Operations
During the first six months of fiscal 2008, our discontinued operations recognized a loss of $6.4 million after tax. During the second quarter, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated, resulting in a loss of about $5.8 million, of which about $3.4 million related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million, resulting in a pre-tax charge of about $0.6 million. We are in the process of liquidating the remaining inventory at discounted prices, and as a result have recorded an additional loss of $3.0 million to adjust the inventory to fair value. During the first six months of fiscal 2007, our discontinued operations recognized a loss of $0.1 million. Our gain on the sale of American of Martinsville of $1.3 million after tax was offset by the operational losses of our remaining businesses held for sale.

Liquidity and Capital Resources
Our total assets at the end of the second quarter of fiscal 2008 decreased $52.8 million compared with the end of fiscal 2007. The majority of this decline was attributable to declines in assets of our businesses held for sale, accounts receivable and cash.
Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for the first half of fiscal 2008 were $15.6 million compared with $15.0 million during the first half of fiscal 2007. During the first half of fiscal 2008 we exercised a $5.2 million option to purchase property, which we subsequently sold and leased back. Similarly during the first half of fiscal 2007 we exercised a $3.0 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $25 to $28 million in fiscal 2008 including the previously mentioned sale leaseback.
We have a committed bank credit facility of $100 million. As part of an amendment to this facility, borrowings are based on an asset-based formula. As of October 27, 2007, $48 million was available under this facility. We are also allowed an additional $5.0 million from other sources.
Certain of our debt agreements require that certain financial covenants be met. As of the end of the second quarter, we were not in compliance with the fixed charge coverage ratio requirement under our revolving credit facility. We obtained an amendment to our fixed charge coverage ratio from our revolving credit facility lenders, dated November 6, 2007, to amend the ratio for our quarter ended October 27, 2007 so that we were in compliance. Although we were in compliance with our other financial covenants, we believe that we will not be in compliance with the fixed charge coverage ratio requirements relating to both our revolving credit facility and our private placement notes as of the end of the third quarter, and therefore we have engaged our lead bank to begin structuring a new secured credit facility. We had no unamortized debt issue costs as of the end of the second quarter of fiscal 2008.
We believe that by the end of our fiscal 2008 third quarter, we will be successful in negotiating a long-term credit facility, which we will utilize to pay off our private placement notes. There can be no assurance that an agreement can be reached; however, we consider this scenario unlikely. If an agreement cannot be reached and the lenders were to exercise their right to accelerate the maturity of their notes, this could result in an adverse effect on us unless the lenders were to agree to forbearance or restructuring of the debt.
In order to repay our private placement notes, we will be required to pay a ‘make-whole’ premium which is currently in the range of $2.5 — $3.0 million. We anticipate that the interest rate on the new debt, which is expected to be collateralized by accounts receivable and inventory, will be greater than the average interest rate for the private placement notes.

The following table illustrates the main components of our cash flows:

Cash Flows Provided From (Used For)	Six Months Ended
(Amounts in thousands)	10/27/07	10/28/06

Operating activities
Net income (loss), depreciation and deferred taxes	$(12,461)	$11,372
Loss/(gain) on sales of discontinued operations (net of tax)	3,990	(1,280)
Write-down of businesses held for sale	2,159	—
Write-down of intangibles	3,689	—
Restructuring	4,648	1,865
Working capital and other	(7,171)	(39,472)

Cash used for operating activities	(5,146)	(27,515)

Investing activities	(2,590)	42,547

Financing activities
Repurchase of common stock	—	(6,947)
Net decrease in debt	(275)	(5)
Other financing activities	(12,557)	(11,696)

Cash used for financing activities	(12,832)	(18,648)

Exchange rate changes	1,539	56

Net decrease in cash and equivalents	$(19,029)	$(3,560)

Operating Activities
During the first half of fiscal 2008, net cash used for operating activities was $5.1 million, compared with $27.5 million used for the first half of fiscal 2007. The decrease in 2008 operating cash flows used was due mainly to cash provided by a reduction in inventory and receivables. Discontinued operations did not have a significant impact on the cash provided by operating activities for the second quarter of fiscal 2008 or fiscal 2007.
Investing Activities
During the first half of fiscal 2008, net cash used for investing activities was $2.6 million, whereas $42.5 million was provided by investing activities during the first half of fiscal 2007. During the first half of fiscal 2008, $6.4 million in proceeds was generated by a sale-leaseback transaction we entered into with a third party. We exercised an option to purchase a property, sold it to a third party and then subsequently leased it back. During the second quarter of fiscal 2008, $4.0 million of proceeds were received for the sale of Clayton Marcus and the sale of our Pennsylvania House trade name. These proceeds were offset by our capital expenditures of $15.6 million during the first half of fiscal 2008. In the second quarter of fiscal 2007, $33.2 million of proceeds were received for the sale of our operating unit American of Martinsville, along with $25.0 million in proceeds for the sale of six properties, offset by $15.0 million of capital expenditures.

Financing Activities
Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $12.8 million of cash in financing activities in the first six months of fiscal 2008 compared with $18.6 million of cash used in financing activities during the first six months of fiscal 2007. In our first half of fiscal 2007, we used $6.9 million to repurchase stock. Our discontinued operations did not have a material impact on cash flows from financing activities for fiscal 2008 or 2007.
In the first quarter of fiscal 2008 we adopted FIN 48 and as a consequence, the balance sheet at the end of the second quarter reflected a $7.8 million liability for uncertain income tax positions. We reasonably expect that a portion of this liability will be settled within the next 12 months. This amount expected to be resolved within the next 12 months is comprised of gross unrecognized tax benefits of $2.0 million and interest and penalties of $1.4 million, net of deferred taxes of $1.0 million. The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.
There were no material changes to our contractual obligations table during the quarter.
Our debt-to-capitalization ratio was 24.7% at October 27, 2007, 23.5% at April 28, 2007, and 27.2% at October 28, 2006.
Our Board of Directors has authorized the repurchase of company stock. As of October 27, 2007, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first half of fiscal 2008.
We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $15.5 million. Of this, $3.4 million will expire within one year, $4.5 million in one to three years, $3.2 million in four to five years, and $4.4 million thereafter. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the second quarter of fiscal 2008, we had $51.1 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.
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
During the second quarter and first half of fiscal 2008, we recorded pre-tax restructuring charges in Cost of Sales of $0.5 million and $3.1 million, respectively which equates to $0.01 and $0.04 per diluted share, respectively, covering severance and benefits and other restructuring costs. During fiscal 2007, we recorded pre-tax restructuring charges of $4.3 million or $0.05 per diluted share covering severance and benefits, write-down of certain fixed assets in addition to other restructuring costs. Of these costs $4.0 million was reported as a component of Cost of Sales with the remainder in Selling, General and Administrative. The write-down was accounted for in accordance with SFAS No. 144. All other costs were accounted for in accordance with SFAS No. 146.
During fiscal 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 100 jobs were eliminated as a result of these closures. During the second quarter and first half of fiscal 2008, we recorded pre-tax restructuring charges of $0.4 million and $1.5 million, respectively, which equates to $0.01 and $0.02 per diluted share, respectively, covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. In fiscal 2007, we recorded pre-tax restructuring charges of $7.3 million or $0.08 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of Selling, General and Administrative costs. The write-down was accounted for in accordance with SFAS No. 144. All other costs were accounted for in accordance with SFAS No. 146.
As of October 27, 2007, we had a remaining restructuring liability of $3.2 million which is expected to be paid out or written off as follows: $2.2 million in fiscal 2008, $0.5 million in fiscal 2009, $0.4 million in fiscal 2010 and $0.1 million thereafter. Contract terminations resulting from the closure of several of our retail stores and warehouses resulted in our restructuring liability being paid out over an extended length of time.
Regulatory Developments
The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. CBP has reported that approximately $57.4 million in preliminary CDSOA amounts were available as of April 30, 2007 for distribution to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. These funds are subject to adjustment. We have not received any CDSOA payments during the first six months of fiscal 2008. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive during the remainder of calendar 2007 or thereafter under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

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
Business Outlook
With the continued weak demand at retail for furniture, the decline in consumer confidence and the overall uncertain economic environment, our previously reported guidance will not be attainable. Since there are a number of unusual items in the first half of the year, the company feels that updated guidance for the second half of the year would be more prudent at this time and would give investors better perspective for the remainder of the year. At this point, we expect sales for the second half of fiscal year 2008 to be down 4% to 8% and earnings per share to be in the range of $0.06 to $0.14 per share compared with $0.30 per share from continuing operations in the second half of 2007, which included an $0.11 per share charge for restructuring, a $0.14 per share gain on property sales and $0.04 per share in income from anti-dumping monies. The 2008 estimate does not include restructuring charges, potential income from anti-dumping monies, or any further effect from discontinued operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $100 million revolving credit facility under which we had no borrowings at October 27, 2007. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2008 based upon the current levels of exposed liabilities.
We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At October 27, 2007, we had an insignificant amount of foreign exchange forward contracts outstanding. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2008.
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

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the risk factors disclosed in our Form 10-K for the year ended April 28, 2007, you should consider the following risk:
If we are unable to complete the refinancing of our debt obligation, we would be unable to repay our private placement debt if the lenders were to accelerate the maturity of this debt.
During November 2007, we signed an engagement letter with our lead bank to refinance our current debt obligations. Due to current business conditions, we could be in noncompliance with the third quarter fixed charge coverage ratio requirements in our existing revolving credit facility (under which no borrowings are outstanding) and in the agreement governing our private placement notes (under which $121.0 million is outstanding). Although we consider this unlikely, if our private placement noteholders were to accelerate the maturity of our debt and we were unable to complete the refinancing of a new credit facility during our fiscal 2008 third quarter, we would be unable to satisfy our repayment obligations and would default under our private placement debt agreement. As a result, the private placement noteholders would have certain rights including the acceleration of principal and interest payments, which could have an adverse effect on our results of operation and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of fiscal 2008, we sold shares of our common stock to our non-employee directors pursuant to our Restricted Stock Plan for Non-Employee Directors without registration under the Securities Act of 1933 in reliance on the exemption provided in Section 4(2) of the Act. In accordance with the terms of the plan, we sold these shares to our non-employee directors upon their acceptance of awards granted to them to purchase shares at 25% of their fair market value on the date of grant. The following table shows the date of these sales, the number of shares sold, and the per share and aggregate sales price.

	Number of Shares	Per Share	Aggregate
Date of Sale	Sold	Price	Price
August 2007	18,000	$2.16	$38,925

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on August 15, 2007. The shareholders elected three directors for three-year terms expiring in 2010, elected one director to serve the remainder of a three-year term expiring in 2008 and ratified the selection of the independent registered public accounting firm for fiscal year 2008.

Proposal		Percent
	Shares Voted	Shares	Shares
Election of Directors for terms expiring in 2010:	In Favor	In Favor	Withheld
David K. Hehl	37,997,979	89.7%	4,382,460
Rocque E. Lipford	27,411,899	64.7%	14,968,540
Jack L. Thompson	38,015,635	89.7%	4,364,804

Election of Director for term expiring in 2008:
W. Alan McCollough	41,597,469	98.2%	782,970

		Shares
	Shares Voted	Voted	Shares
Proposal	In Favor	Against	Abstained
Ratify the selection of the independent registered public accounting firm for FYE 2008	42,163,666	89,461	127,310
ITEM 6. EXHIBITS

Exhibit
Number	Description
(4.1)	Third Amendment dated as of November 13, 2007 to Credit Agreement dated as of March 30, 2004

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(99.1)	Press Release dated November 13, 2007

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED

(Registrant)

Date: November 13, 2007

BY: /s/ Louis M. Riccio, Jr.

Louis M. Riccio, Jr.
Chief Financial Officer
On behalf of the registrant and as
Chief Financial Officer