Form 10-Q
period 2008-01-26
LA-Z-BOY INC
filed 2008-02-20
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JANUARY 26, 2008
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, non-accelerated filer, and small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 26, 2008
Common Shares, $1.00 par value	51,417,087

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2008

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Third Quarter Ended
			% Over	Percent of Sales
(Unaudited, amounts in thousands, except per share data)	01/26/08	01/27/07	(Under)	01/26/08	01/27/07

Sales	$373,081	$404,845	-7.8%	100.0%	100.0%
Cost of sales
Cost of goods sold	265,078	291,322	-9.0%	71.1%	72.0%
Restructuring	(632)	—	—	-0.2%	—

Total cost of sales	264,446	291,322	-9.2%	70.9%	72.0%
Gross profit	108,635	113,523	-4.3%	29.1%	28.0%
Selling, general and administrative	104,672	101,213	3.4%	28.1%	25.0%
Restructuring	877	2,855	-69.3%	0.2%	0.7%

Operating income	3,086	9,455	-67.4%	0.8%	2.3%
Interest expense	2,148	2,750	-21.9%	0.6%	0.7%
Income from Continued Dumping and Subsidy Offset Act, net	7,147	3,430	108.4%	1.9%	0.8%
Other income, net	4,919	1,633	201.2%	1.3%	0.4%

Income from continuing operations before income taxes	13,004	11,768	10.5%	3.5%	2.9%
Income tax expense	3,876	4,823	-19.6%	29.8%*	41.0%*

Income from continuing operations	9,128	6,945	31.4%	2.4%	1.7%
Income (loss) from discontinued operations (net of tax)	384	(14,766)	102.6%	0.1%	-3.6%

Net income (loss)	$9,512	$(7,821)	221.6%	2.5%	-1.9%

Basic average shares	51,417	51,367
Basic income from continuing operations per share	$0.18	$0.14
Discontinued operations per share (net of tax)	$0.01	$(0.29)

Basic net income (loss) per share	$0.19	$(0.15)

Diluted average shares	51,590	51,609

Diluted income from continuing operations per share	$0.18	$0.14
Discontinued operations per share (net of tax)	$—	$(0.29)

Diluted net income (loss) per share	$0.18	$(0.15)

Dividends paid per share	$0.12	$0.12

*	As a percent of pretax income, not sales.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended
			% Over	Percent of Sales
(Unaudited, amounts in thousands, except per share data)	01/26/08	01/27/07	(Under)	01/26/08	01/27/07

Sales	$1,082,911	$1,213,382	-10.8%	100.0%	100.0%
Cost of sales
Cost of goods sold	790,879	893,681	-11.5%	73.0%	73.7%
Restructuring	2,447	(400)	711.8%	0.2%	—

Total cost of sales	793,326	893,281	-11.2%	73.3%	73.6%
Gross profit	289,585	320,101	-9.5%	26.7%	26.4%
Selling, general and administrative	297,278	295,783	0.5%	27.5%	24.4%
Write-down of intangibles	5,809	—	—	0.5%	—
Restructuring	2,446	5,120	-52.2%	0.2%	0.4%

Operating income (loss)	(15,948)	19,198	-183.1%	-1.5%	1.6%
Interest expense	6,365	7,890	-19.3%	0.6%	0.7%
Income from Continued Dumping and Subsidy Offset Act, net	7,147	3,430	108.4%	0.7%	0.3%
Other income, net	7,740	3,252	138.0%	0.7%	0.3%

Income (loss) from continuing operations before income taxes	(7,426)	17,990	-141.3%	-0.7%	1.5%
Income tax expense (benefit)	(4,359)	6,658	-165.5%	58.7%*	37.0%*

Income (loss) from continuing operations	(3,067)	11,332	-127.1%	-0.3%	0.9%
Loss from discontinued operations (net of tax)	(6,050)	(14,904)	59.4%	-0.6%	-1.2%

Net Loss	$(9,117)	$(3,572)	-155.2%	-0.8%	-0.3%

Basic average shares	51,402	51,509
Basic income (loss) from continuing operations per share	$(0.06)	$0.22
Discontinued operations per share (net of tax)	$(0.12)	$(0.29)

Basic net loss per share	$(0.18)	$(0.07)

Diluted average shares	51,402	51,743

Diluted income (loss) from continuing operations per share	$(0.06)	$0.22
Discontinued operations per share (net of tax)	$(0.12)	$(0.29)

Diluted net loss per share	$(0.18)	$(0.07)

Dividends paid per share	$0.36	$0.36

*	As a percent of pretax income, not sales.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

			Increase/(Decrease)
(Unaudited, amounts in thousands)	01/26/08	01/27/07	Dollars	Percent	4/28/07

Current assets
Cash and equivalents	$63,175	$17,484	$45,691	261.3%	$51,721
Receivables, net	214,088	217,103	(3,015)	-1.4%	230,399
Inventories, net	183,935	214,151	(30,216)	-14.1%	197,790
Deferred income taxes—current	16,696	31,369	(14,673)	-46.8%	17,283
Assets of discontinued operations	278	39,354	(39,076)	-99.3%	24,278
Other current assets	23,309	24,847	(1,538)	-6.2%	19,327

Total current assets	501,481	544,308	(42,827)	-7.9%	540,798
Property, plant and equipment, net	179,282	192,382	(13,100)	-6.8%	183,218
Deferred income taxes—long term	24,574	—	24,574	—	15,380
Goodwill	49,850	55,409	(5,559)	-10.0%	55,659
Trade names	9,006	9,472	(466)	-4.9%	9,472
Other long-term assets	74,585	87,339	(12,754)	-14.6%	74,164

Total assets	$838,778	$888,910	$(50,132)	-5.6%	$878,691

Current liabilities
Short-term borrowings	$—	$15,702	$(15,702)	-100.0%	$—
Current portion of long-term debt	4,154	3,487	667	19.1%	38,076
Accounts payable	61,683	58,405	3,278	5.6%	66,242
Liabilities of discontinued operations	916	5,681	(4,765)	-83.9%	3,843
Accrued expenses and other current liabilities	103,387	105,636	(2,249)	-2.1%	118,591
Deferred income taxes	669	—	669	—	—

Total current liabilities	170,809	188,911	(18,102)	-9.6%	226,752
Long-term debt	146,415	148,773	(2,358)	-1.6%	113,172
Income taxes payable — long term	4,332	9,605	(5,273)	-54.9%	—
Other long-term liabilities	61,609	54,961	6,648	12.1%	53,419
Contingencies and commitments	—	—	—	—	—
Shareholders’ equity
Common shares, $1 par value	51,417	51,372	45	0.1%	51,377
Capital in excess of par value	207,954	207,184	770	0.4%	208,283
Retained earnings	196,935	222,601	(25,666)	-11.5%	223,896
Accumulated other comprehensive income (loss)	(693)	5,503	(6,196)	-112.6%	1,792

Total shareholders’ equity	455,613	486,660	(31,047)	-6.4%	485,348

Total liabilities and shareholders’ equity	$838,778	$888,910	$(50,132)	-5.6%	$878,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/26/08	01/27/07	01/26/08	01/27/07

Cash flows from operating activities
Net income (loss)	$9,512	$(7,821)	$(9,117)	$(3,572)
Adjustments to reconcile net income (loss) to cash used for operating activities
Gain (loss) on sale of discontinued operations (net of tax)	(96)	—	3,894	(1,280)
Write-down of assets of businesses held for sale (net of tax)	—	13,674	2,159	13,674
Write-down of intangibles (net of tax)	—	—	3,689	—
Restructuring	245	2,855	4,893	4,720
Provision for doubtful accounts	2,754	84	6,373	2,891
Depreciation and amortization	6,193	6,233	18,506	20,122
Stock-based compensation expense	1,303	479	3,165	3,211
Change in receivables	53	22,633	9,241	19,688
Change in inventories	8,645	2,808	17,897	(14,309)
Change in payables	9,161	(9,849)	(5,107)	(19,228)
Change in other assets and liabilities	147	106	(16,530)	(15,464)
Change in deferred taxes	3,676	(2,270)	(2,470)	(9,036)

Total adjustments	32,081	36,753	45,710	4,989

Net cash provided by operating activities	41,593	28,932	36,593	1,417

Cash flows from investing activities
Proceeds from disposals of assets	456	314	7,738	25,276
Proceeds from sale of discontinued operations	150	—	4,169	33,166
Capital expenditures	(5,239)	(5,984)	(20,838)	(20,994)
Purchases of investments	(15,807)	(5,069)	(29,077)	(13,461)
Proceeds from sales of investments	15,649	3,817	30,242	11,834
Change in other long-term assets	1,701	539	2,086	343

Net cash provided by (used for) investing activities	(3,090)	(6,383)	(5,680)	36,164

Cash flows from financing activities
Proceeds from debt	574	12,577	1,391	91,252
Payments on debt	(974)	(32,540)	(2,212)	(111,220)
Stock issued for stock and employee benefit plans	(13)	567	(129)	1,333
Repurchases of common stock	—	—	—	(6,947)
Dividends paid	(6,229)	(6,212)	(18,670)	(18,674)

Net cash used for financing activities	(6,642)	(25,608)	(19,620)	(44,256)

Effect of exchange rate changes on cash and equivalents	(1,378)	14	161	70

Change in cash and equivalents	30,483	(3,045)	11,454	(6,605)
Cash and equivalents at beginning of period	32,692	20,529	51,721	24,089

Cash and equivalents at end of period	$63,175	$17,484	$63,175	$17,484

Cash paid (net of refunds) during period — income taxes	$(4,336)	$558	$(443)	$17,655
Cash paid during period — interest	$2,652	$2,911	$6,057	$7,769
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Capital in		Unearned	Compre-
	Common	Excess of Par	Retained	Compen-	hensive
(Unaudited, amounts in thousands)	Shares	Value	Earnings	sation	Income(Loss)	Total

At April 29, 2006	$51,782	$210,826	$246,387	($3,083)	$4,433	$510,345

Reclassification of unearned compensation due to adoption of SFAS No. 123(R)		(3,083)		3,083		—
Repurchases of common stock	(540)		(6,407)			(6,947)
Stock issued for stock and employee benefit plans	135	(3,458)	4,663			1,340
Stock option and restricted stock expense		3,959				3,959
Tax benefit from exercise of options		39				39
Dividends paid			(24,886)			(24,886)
Comprehensive income (loss)
Net income			4,139
Unrealized gain on marketable securities (net of tax of $0.5 million)					1,145
Realized (gain) on marketable securities (net of tax of $0.3 million)					(458)
Translation adjustment					1,418
Change in fair value of cash flow hedges (net of tax)					(118)
Change in additional minimum pension liability (net of tax of $0.1 million)					319
Total comprehensive income						6,445
Adjustment upon adoption of SFAS No. 158 for pension (net of tax of $3.2 million)					(4,947)	(4,947)

At April 28, 2007	$51,377	$208,283	$223,896	$—	$1,792	$485,348

Stock issued for stock and employee benefit plans	40	(3,494)	3,326			(128)
Stock option and restricted stock expense		3,165				3,165
Dividends paid			(18,670)			(18,670)
Comprehensive income (loss)
Net loss			(9,117)
Unrealized (loss) on marketable securities (net of tax)					(229)
Realized (gain) on marketable securities (net of tax of $1.4 million )					(2,377)
Translation adjustment					36
Change in the fair value of cash flow hedges (net of tax)					85
Total comprehensive loss						(11,602)
Impact of adoption of FIN 48			(2,500)			(2,500)

At January 26, 2008	$51,417	$207,954	$196,935	$—	$(693)	$455,613

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
Note 3: Reclassification
Certain prior year information has been reclassified to be comparable with the current year presentation.
Note 4: Inventories
     A summary of inventory follows:

(Unaudited, amounts in thousands)	01/26/08	01/27/07	4/28/07

Raw materials	$68,338	$76,269	$69,562
Work in process	15,688	20,134	19,972
Finished goods	124,332	141,092	132,679

FIFO inventories	208,358	237,495	222,213
Excess of FIFO over LIFO	(24,423)	(23,344)	(24,423)

Inventories, net	$183,935	$214,151	$197,790

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
With the decline in the housing market affecting Florida more significantly than the rest of the country, we have delayed our store growth in the market. The double-digit decline in sales over the twelve months ending in October, 2007, coupled with our change in the timing of our store build-out triggered us to evaluate our goodwill in South Florida during the second quarter of fiscal 2008, which was in advance of our normal testing in the fourth quarter of each fiscal year. We have not experienced as dramatic of a sales decline and have not made any strategic decisions to delay store build-out in our other retail markets that have goodwill. As a result of the significant change in our valuation model for this business, we recorded an impairment charge of $5.8 million, $3.7 million after tax, which represented the entire goodwill amount, in the second quarter of fiscal 2008.
In the first quarter of fiscal 2008, we reevaluated our tax reserves relating to an acquisition in fiscal 2000. Due primarily to the lapsing of statutes of limitations, a reduction of the tax reserves was recorded. This reduction in the tax reserves was recorded as a reduction in the remaining acquired intangible assets, which consisted of trade names and totaled $0.7 million. Of this reduction $0.3 million was related to trade names of our discontinued operations and is not shown in the table that follows.
The following table summarizes the changes to goodwill and trade names during the first three quarters of fiscal 2008:

	Balance	Acquisitions,	Balance
	as of	Dispositions	as of
(Unaudited, amounts in thousands)	4/28/07	and Other	01/26/08

Goodwill
Upholstery Group	$19,632	$—	$19,632
Retail Group	27,905	(5,809)	22,096
Corporate and Other	8,122	—	8,122

Consolidated	$55,659	$(5,809)	$49,850

Trade names
Casegoods Group	$9,472	$(466)	$9,006

Note 6: Pension Plans
Net periodic pension costs were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/26/08	01/27/07	01/26/08	01/27/07

Service cost	$441	$576	$1,323	$1,730
Interest cost	1,346	1,338	4,038	4,014
Expected return on plan assets	(1,839)	(1,719)	(5,517)	(5,157)
Net amortization and deferral	—	9	—	27

Net periodic pension cost (benefit)	$(52)	$204	$(156)	$614

We are not required to make any contributions to the defined benefit plans in fiscal year 2008, however we may make discretionary contributions. We did not make any contributions to the plans during the first nine months of fiscal 2008.

Note 7: Financial Guarantees and Product Warranties
We have provided financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The lease guarantees are generally for real estate leases and have terms lasting from five to eleven years. These lease guarantees enhance the ability of these dealers to acquire rights to real estate in quality locations. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into, but they are not material to our financial position.
We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $14.3 million as of January 26, 2008.
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
A reconciliation of the changes in our product warranty liability is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/26/08	01/27/07	01/26/08	01/27/07

Balance as of the beginning of the period	$14,258	$16,523	$14,283	$19,655
Accruals during the period	4,620	4,180	12,999	12,571
Adjustments for discontinued operations	—	(405)	—	(1,361)
Other adjustments during the period	—	(1,650)	—	(3,917)
Settlements during the period	(4,411)	(4,260)	(12,815)	(12,560)

Balance as of the end of the period	$14,467	$14,388	$14,467	$14,388

Other adjustments of $1.7 million for the third quarter and $3.9 million for the nine months ended January 27, 2007 resulted from reductions in historical claims due to improved product quality, and reductions in estimated amounts required for specific currently known warranty issues.
Note 8: Stock-Based Compensation
We account for share-based compensation transactions in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all companies to measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The fair value for the employee stock options granted during the respective periods were estimated at the date of grant using the Black-Scholes option-pricing model and are amortized on a straight-line basis as compensation expense over the vesting periods of the options. For the three and nine months ended January 26, 2008, we recorded total stock-based compensation expense of approximately $1.2 million and approximately $3.2 million, respectively. For the three and nine months ended January 27, 2007, we recorded total stock-based compensation expense of approximately $0.5 million and approximately $2.0 million, respectively.

As of January 26, 2008, there was approximately $3.5 million of total unrecognized compensation expense related to restricted stock, which we expect to recognize on a straight-line basis over an average remaining service period of approximately 2.25 years.
Note 9: Segment Information
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

	Third Quarter Ended		Nine Months Ended
	01/26/08	01/27/07	01/26/08	01/27/07
(Unaudited, amounts in thousands)	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)

Sales
Upholstery Group	$282,453	$293,709	$806,959	$893,704
Casegoods Group	52,660	63,127	165,126	198,317
Retail Group	49,884	61,149	141,278	165,838
VIEs/Eliminations	(11,916)	(13,140)	(30,452)	(44,477)

Consolidated	$373,081	$404,845	$1,082,911	$1,213,382

Operating income (loss)
Upholstery Group	$19,467	$22,651	$47,370	$60,438
Casegoods Group	2,222	5,721	8,399	15,163
Retail Group	(8,507)	(6,738)	(27,700)	(23,222)
Corporate and Other*	(9,851)	(9,324)	(33,315)	(28,461)
Intangible write-down	—	—	(5,809)	—
Restructuring	(245)	(2,855)	(4,893)	(4,720)

	$3,086	$9,455	$(15,948)	$19,198

*	Variable Interest Entities (“VIEs”) are included in corporate and other.
Note 10: Restructuring
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
During the third quarter and first nine months of fiscal 2008, we recorded pre-tax restructuring charges in cost of sales of $(0.6) million and $2.4 million, respectively which equates to income of $(0.01) and charges of $0.03 per diluted share, respectively. The benefit recorded in Cost of Sales in the third quarter of fiscal 2008 was related to the reversal of reserves for the previously announced closures of manufacturing facilities. The remainder of the restructuring charges for the first nine months of fiscal 2008 covered severance and benefits, write-down of certain leasehold improvements and other restructuring costs offset by a small gain from the sale of a property idled as part of a previous restructuring. During the first nine months of fiscal 2007, we recorded pre-tax restructuring charges in cost of sales of $(0.4) million or $(0.01) per diluted share related to a gain from the sale of a property idled as part of a previous restructuring. The write-down was accounted for in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). All other costs were accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).
During fiscal 2008 and 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 127 jobs were eliminated as a result of these closures. During the third quarter and first nine months of fiscal 2008, we recorded pre-tax restructuring charges of $0.9 million and $2.5 million, respectively, which equates to $0.01 and $0.03 per diluted share, respectively, covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. In the first nine months of fiscal 2007, we recorded pre-tax restructuring charges of $5.1 million or $0.10 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of operating income. The write-down was accounted for in accordance with SFAS No. 144. All other costs were accounted for in accordance with SFAS No. 146.
As of January 26, 2008, we had a remaining restructuring liability of $1.9 million, which is expected to be paid out or otherwise settled as follows: $1.2 million in fiscal 2008, $0.4 million in fiscal 2009, $0.1 million in fiscal 2010 and $0.2 million thereafter. Contract terminations resulting from the closure of several of our retail stores and warehouses resulted in our restructuring liability being paid out over an extended length of time.
Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2008
			Cash
			Payments
	4/28/07	Charges to	or Asset	01/26/08
(Unaudited, amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$2,177	$1,154	$(2,508)	$823
Fixed asset write-downs, net of gains	—	70	(70)	—
Contract termination costs	1,257	(144)	(80)	1,033
Other	—	3,813	(3,813)	—

Total restructuring	$3,434	$4,893	$(6,471)	$1,856

		Fiscal 2007
			Cash
			Payments
	4/29/06	Charges to	or Asset	4/28/07
(Unaudited, amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$891	$2,537	$(1,251)	$2,177
Fixed asset write-downs, net of gains	—	1,091	(1,091)	—
Contract termination costs	—	3,441	(2,184)	1,257
Other	—	3,964	(3,964)	—

Total restructuring	$891	$11,033	$(8,490)	$3,434

Note 11: Uncertain Tax Positions
We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109, effective as of April 29, 2007. As a result of the implementation of FIN 48, we recognized a $2.5 million decrease to beginning retained earnings. We have elected to continue to classify interest and penalties, accrued as required by FIN 48, as a part of income tax expense. As of April 29, 2007, the gross amount of interest and penalties due to unrecognized tax benefits was $3.1 million. An additional $0.4 million of interest and penalties was accrued through the third quarter of fiscal 2008.
The total amount of unrecognized tax benefits as of the date of adoption was $9.6 million, which included $1.7 million attributable to timing differences that once resolved will have no impact on our effective tax rate. If recognized, $7.1 million of unrecognized tax benefits would decrease our effective tax rate.
During the third quarter of fiscal 2008 gross unrecognized tax benefits decreased by $1.0 million. Of this amount $0.6 million relates to decreases in unrecognized tax positions taken in prior years, $0.2 million relates to a lapse in statutes of limitations, and $0.2 million relates to settlements with various state tax authorities. We recognized a $0.6 million benefit in income tax expense in the third quarter related to these items. Furthermore we believe that it is reasonably possible that the remaining amount of unrecognized tax benefits will decrease by $1.8 million within the next 12 months. This potential decrease relates to anticipated settlements of various outstanding issues with several taxing authorities.
Our U.S. federal income tax returns remain subject to examination for fiscal years 2005 and subsequent. In addition U.S. state returns remain subject to exam for the fiscal years 2003 and subsequent. Canadian federal and provincial returns remain subject to taxation for fiscal years 2002 and subsequent.
Note 12: Variable Interest Entities
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
We have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of the equity at the dealerships. We recognize all net earnings of these VIEs to the extent of recouping the losses we recorded. Earnings in excess of our losses are attributed to equity owners of the dealers and are shown as minority interest on our financial statements. We had four consolidated VIEs throughout the first nine months of both fiscal 2008 and 2007.
Our consolidated VIEs recognized $14.9 million and $12.5 million in sales, net of intercompany eliminations, in the third quarter of fiscal 2008 and the third quarter of fiscal 2007, respectively. Additionally, we recognized a net loss per share of $0.02 in the third quarter of fiscal 2008 and the third quarter of fiscal 2007, resulting from the operating results of these VIEs. Our consolidated VIEs recognized $38.9 million and $34.4 million in sales, net of intercompany eliminations, in the first nine months of fiscal 2008 and fiscal 2007, respectively. Additionally, we recognized a net loss per share of $0.09 and $0.08 for nine months ending January 26, 2008 and January 27, 2007, respectively, resulting from the operating results of these VIEs. The VIEs had $0.9 million, $4.7 million and $2.8 million of assets net of elimination of intercompany balances at the end of the third quarter of fiscal 2008, the third quarter of fiscal 2007 and at the end of fiscal 2007, respectively.
Note 13: Discontinued Operations
During the third quarter of fiscal 2007, we committed to a plan to sell Sam Moore, which was a part of our Upholstery Group, and to sell Clayton Marcus and Pennsylvania House, which were part of our Casegoods Group. Due to this decision these operating units were presented as discontinued operations beginning in the third quarter of fiscal 2007.
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

During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated and resulted in a loss of about $5.8 million ($3.6 million net of taxes), of which about $3.4 million related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes). We continued the process of liquidating the remaining Pennsylvania House inventory at discounted prices, and as a result, have recorded an additional loss, in the second quarter of fiscal 2008, of $3.0 million to write the inventory down to fair value.
On April 27, 2007, we completed the sale of our Sam Moore operating unit for $9.9 million, consisting of $9.5 million in cash and a receivable of $0.4 million, recognizing a loss in the fourth quarter of $0.3 million. The receivable was collected in the first quarter of fiscal 2008.
During the first quarter of fiscal 2007, we completed the sale of our American of Martinsville operating unit, which supplied contract furniture to the hospitality, assisted-living and governmental markets. This operating unit was not a strategic fit with our business model, which is centered on providing comfortable and stylish furnishings for the home, and was not a large enough component of our overall business (about 5% of sales) to justify our continued corporate focus and resources. We sold the business for $33.2 million, recognizing a pre-tax gain in the first quarter of fiscal 2007 of $2.1 million. This disposition qualified as discontinued operations. Accordingly, our Consolidated Statement of Operations reflects the results of operations of this divested business as discontinued operations with taxes allocated based on the operating units’ estimated effective tax rate and no corporate expenses or interest allocated. The business unit was previously included in the Casegoods Group, which was reclassified to reflect the discontinued operations.
For Pennsylvania House, the assets and liabilities have been reclassified as assets and liabilities of discontinued operations. For the quarter ended January 26, 2008, the assets and liabilities reflect the remaining accounts of Pennsylvania House, most of which will be liquidated or paid during our fourth fiscal quarter of 2008:

(Unaudited, amounts in thousands)	01/26/08	4/28/07

Assets of discontinued operations:
Receivables, net	$238	$7,140
Inventories, net	—	10,978
Trade names	—	5,740
Other assets	40	420

	$278	$24,278

Liabilities of discontinued operations:
Accounts payable	$55	$1,591
Accrued expenses	675	2,057
Non-current liabilities	186	195

	$916	$3,843

The results of the discontinued operations for Clayton Marcus and Pennsylvania House for the third quarter ended fiscal 2008 and for Sam Moore, Clayton Marcus, Pennsylvania House, and American of Martinsville for the third quarter ended fiscal 2007 were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/26/08	01/27/07	01/26/08	01/27/07

Net sales	$1,563	$23,137	$22,622	$99,445
Income (loss) from discontinued operations, net of tax	384	(14,766)	(1,916)	(16,184)
Gain (loss) on sale of discontinued operations, net of tax	—	—	(4,134)	1,280
In the Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified for fiscal 2008 and fiscal 2007. The activity of these operating units was not reclassified in the Statement of Cash Flows but was included along with the activity from our continuing operations.
Note 14: Income from Continued Dumping and Subsidy Offset Act
We recorded $7.1 million and $3.4 million as Income from the Continued Dumping and Subsidy Offset Act, net of legal expenses, during the third quarter of fiscal 2008 and 2007, respectively, from the receipt of funds under the Continued Dumping and Subsidy Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.
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

	Third Quarter		Nine Months
	Ended		Ended
(Unaudited, amounts in thousands)	01/26/08	01/27/07	01/26/08	01/27/07

Weighted average common shares outstanding (basic)	51,417	51,367	51,402	51,509
Effect of options and unvested restricted stock	173	242	—	234

Weighted average common shares outstanding (diluted)	51,590	51,609	51,402	51,743

The weighted average common shares outstanding (diluted) for the nine months ended January 26, 2008 excludes the effect of options to purchase 0.2 million shares because the net loss for the nine months ended January 26, 2008 would cause the effect of options to be anti-dilutive.
The effect of additional options to purchase 2.7 million and 2.3 million shares for the quarters ended January 26, 2008 and January 27, 2007 with a weighted average exercise price of $15.50 and $16.61 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.

Note 16: Subsequent Event
Several of our debt agreements require that certain financial covenants be met. As of the end of the third quarter, we were not in compliance with the fixed charge coverage ratio requirement under our revolving credit facility. Because we anticipated not being in compliance with our covenant, subsequent to our quarter end, we entered into a new debt agreement and terminated the former agreement. On February 6, 2008, La-Z-Boy Incorporated (the “Company”) and most of its domestic subsidiaries (collectively, the “Loan Parties”), entered into a $220 million Credit Agreement (the “New Credit Agreement”) with Wachovia Capital Finance Corporation (Central) as administrative agent and lender, and the financial institutions named therein (the “Lenders”). The New Credit Agreement supersedes and terminates the $150 million dollar Credit Agreement dated as of March 30, 2004 (subsequently amended to $100 million) among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as administrative agent.
The New Credit Agreement is secured primarily by all of the Loan Parties’ accounts receivable, inventory, cash deposit and securities accounts, and substantially all patents and trademarks, including the La-Z-Boy brand name.
The New Credit Agreement is a revolving credit facility with a commitment of $220 million subject to a borrowing base of certain eligible accounts receivable and inventory. The New Credit Agreement also allows for the issuance of letters of credit. Interest under the New Credit Agreement will initially be set at LIBOR plus 2.0% for the first six months and thereafter will fluctuate from LIBOR plus 1.75% to 2.25%.
The New Credit Agreement also includes prohibitions on the Loan Parties’ and all of the Company’s other subsidiaries’ ability to grant security interests to other parties, subject to certain exceptions. The New Credit Agreement includes customary representations and warranties of the Loan Parties and their subsidiaries, imposes on the Loan Parties and their subsidiaries certain affirmative and negative covenants, and includes other typical provisions. Availability under the New Credit Agreement will fluctuate based on a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, would become effective if excess availability under the New Credit Agreement falls below $30 million.
The New Credit Agreement contains customary events of default, including nonpayment of principal when due, nonpayment of interest after a stated grace period; inaccuracy of representations and warranties; violations of covenants; certain acts of bankruptcy and liquidation; defaults of certain material contracts; certain ERISA-related events; certain material environmental claims; and a change in control (as defined in the New Credit Agreement). In the event of a default under the New Credit Agreement, the Lenders may terminate the commitments made under the New Credit Agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests. In addition, following an event of default, the Lenders could exercise remedies with respect to the collateral including foreclosure and other remedies available to secured creditors.
Initial borrowings under the New Credit Agreement were utilized to repay the outstanding private placement notes in the principal amount of $121 million, along with a make-whole premium of approximately $6 million, which will be expensed in the fourth quarter of fiscal 2008, accrued interest of approximately $1.3 million, and fees related to the New Credit Agreement of approximately $2 million, which will be capitalized and amortized over the life of the debt. The Company intends to use any future borrowings for general corporate purposes.

Note 17: Recent Accounting Pronouncements
FASB Statement of Financial Accounting Standards No. 157
The FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB decided to issue a final Staff Position to allow a one-year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS No. 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted for all assets and liabilities that have not been specifically deferred.
We are currently in the process of determining the impact this pronouncement may have on our financial statements. This statement will be effective for our fiscal 2009 year-end.
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
We are currently evaluating the impact SFAS No. 159 will have on our financial statements. This statement will be effective for our fiscal 2009 year-end.
FASB Statement of Financial Accounting Standards No. 160
The FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is prohibited. SFAS No. 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.
We are currently evaluating the impact SFAS No. 160 will have on our financial statements. This statement will be effective for our fiscal 2010 year-end.
FASB Statement of Financial Accounting Standards No. 141(R)
The FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141(R)”), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations that occur during or after fiscal years that begin after December 15, 2008.
We are currently evaluating the impact SFAS No. 141(R) will have on our financial statements. This statement will be effective for our fiscal 2010 year-end.

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
INTRODUCTION
Our Business
La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 69 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 69 stores are part of the larger network of La-Z-Boy Furniture Galleries® stores, which includes a total of 336 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.
In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the fiscal 2008 third quarter, we had four VIEs, operating 34 stores, in our Consolidated Statement of Operations. During the third quarter of fiscal 2007 we had four VIEs, operating 29 stores, in our Consolidated Statement of Operations.
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
The Retail Group consists of 69 company-owned La-Z-Boy Furniture Galleries® stores in eight markets. These markets range from the Midwest to the East Coast of the United States and also include southeastern Florida.
According to the May, 2007 Top 100 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores network ranks as the largest retailer of upholstered single-brand furniture in the U.S. One of our major strategic initiatives is to expand the retail opportunities of the La-Z-Boy brand name in the United States and Canada by opening new stores, relocating stores to better locations and converting existing stores to our New Generation store format. Currently, 213 stores are in our New Generation format. Slightly more than half of the 336 stores in the network—the majority of which are independently owned—are concentrated in the top 25 markets in the U.S. We will attempt to increase our market penetration over the next few years in the top 25 markets, allowing our dealers and company-owned stores to create operating efficiencies, particularly in the areas of advertising, distribution and administration.

The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.
Additionally, we have an extensive La-Z-Boy in-store gallery program with 168 in-store galleries. During the first quarter of fiscal 2008, we began rolling out a new model for our in-store galleries referred to as our Comfort Studios. Comfort Studios can be smaller and more adaptable than the current in-store gallery model. Over the past nine months we have converted approximately 119 in-store galleries and 67 general dealers to our new design and expect to convert approximately 154 more in-store galleries and general dealers into Comfort Studios by the end of fiscal 2008. Kincaid, England and Lea also have in-store gallery programs.
Highlights of Our Current Quarter
All of our segments experienced a decline in sales when compared with the third quarter of fiscal 2007. This can be attributed to the overall weak consumer demand and the decline in the U.S. housing market. We continue to aggressively focus on advertising and merchandising of our product in an attempt to reverse this trend. In addition, we have focused on cutting costs and will continue to do so as needed to keep our expenses in line with revenue.
For the remainder of fiscal 2008, we plan to continue to take the following actions to grow sales and improve the operating results for the Retail Group as well as to take advantage of synergies between the company-owned markets:
•	Continue to consolidate information systems and eliminate redundant processes. We are currently in the process of consolidating our information systems into one system and expect to complete this process by the end of this fiscal year.

•	Expand our in-home design service, which has increased the average sale per customer where employed, such that a higher percentage of our overall business is generated using this service.

•	Improve our gross margins based on better merchandising and pricing of product and services.
On February 6, 2008, La-Z-Boy Incorporated (the “Company”) and most of its domestic subsidiaries (collectively, the “Loan Parties”), entered into a $220 million Credit Agreement (the “New Credit Agreement”) with Wachovia Capital Finance Corporation (Central) as administrative agent and lender, and the financial institutions named therein (the “Lenders”). The New Credit Agreement supersedes and terminates the $150 million dollar Credit Agreement dated as of March 30, 2004 (subsequently amended to $100 million) among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as administrative agent.
The New Credit Agreement is secured primarily by all of the Loan Parties’ accounts receivable, inventory, cash deposit and securities accounts, and substantially all patents and trademarks, including the La-Z-Boy brand name.
Initial borrowings under the New Credit Agreement were utilized to repay the outstanding private placement notes in the principal amount of $121 million, along with a make-whole premium of approximately $6 million, which will be expensed in the fourth quarter of fiscal 2008, accrued interest of approximately $1.3 million, and fees related to the New Credit Agreement of approximately $2 million, which will be capitalized and amortized over the life of the debt. The Company intends to use any future borrowings for general corporate purposes.

Results of Operations
Analysis of Operations: Quarter Ended January 26, 2008
(Third Quarter 2008 compared with 2007)

	Quarter Ended
(Amounts in thousands, except per share amounts and percentages)	01/26/08	01/27/07	Percent change

Upholstery sales	$282,453	$293,709	-3.8%
Casegoods sales	52,660	63,127	-16.6%
Retail sales	49,884	61,149	-18.4%
Other/eliminations*	(11,916)	(13,140)	9.3%
Consolidated sales	$373,081	$404,845	-7.8%

Consolidated gross profit	$108,635	$113,523	-4.3%
Consolidated gross margin	29.1%	28.0%

Consolidated S,G&A	$104,672	$101,213	3.4%
S,G&A as a percent of sales	28.1%	25.0%

Upholstery operating income	$19,467	$22,651	-14.1%
Casegoods operating income	2,222	5,721	-61.2%
Retail operating loss	(8,507)	(6,738)	-26.3%
Corporate and other	(9,851)	(9,324)	-5.7%
Restructuring	(245)	(2,855)	91.4%
Consolidated operating income	$3,086	$9,455	-67.4%

Upholstery operating margin	6.9%	7.7%
Casegoods operating margin	4.2%	9.1%
Retail operating margin	-17.1%	-11.0%
Consolidated operating margin	0.8%	2.3%

Income from continuing operations	$9,128	$6,945	31.4%

Diluted income per share from continuing operations	$0.18	$0.14	28.6%

Income (loss) from discontinued operations	$384	$(14,766)

Diluted income (loss) per share from discontinued operations	$—	$(0.29)

*	Includes sales from our VIEs.

Consolidated sales were down 7.8% when compared with third quarter of fiscal 2007. Our Upholstery, Casegoods and Retail Group sales decreased, while our VIEs’ sales increased, mainly due to additional stores opened in our VIE markets.
Upholstery Group sales were down 3.8% compared with the third quarter of fiscal 2007. Sales price increases resulted in a 2.4% increase in sales; however this was offset by a decrease in sales volume due to an overall weak consumer demand.
Our Casegoods Group sales decreased 16.6% compared with the third quarter of fiscal 2007. Sales price increases resulted in a 1.0% increase in sales; however, this was offset by a decrease in sales volume which occurred across all of our Casegoods operating units due to weak consumer demand. In addition to weak demand, our sales have also been impacted by the increase in distressed furniture from other companies which has flooded the market with deeply discounted product.
Retail Group sales decreased 18.4% when compared with the third quarter of fiscal 2007. About 6.0% of this decline was the result of exiting the Pittsburgh, Pennsylvania market in the fourth quarter of fiscal 2007; however, we added four stores in our remaining markets during the past twelve months but have not realized our anticipated sales targets in these remaining markets. The decrease in sales was related to the negative effect that housing sales declines have had on the home furnishings market and the weak consumer demand.
Included in Other/eliminations is the sales by our VIEs and the elimination of sales between our Upholstery and Casegoods Group to our Retail Group. The majority of the increase in Other/eliminations was attributable to a $1.2 million decrease in intercompany sales eliminations. The reduction of intercompany sales eliminations was a result of a decrease in same store sales to company-owned stores due to the weak consumer demand. Sales of our VIEs increased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 as the result of having five additional stores in fiscal 2008.
Gross Margin
Gross margin increased 1.1 percentage points in the third quarter of fiscal 2008 in comparison to the third quarter of fiscal 2007. Our sales price increases, mainly on our La-Z-Boy branded product, increased our gross margin by 2.1 percentage points; however, most of our other operating units experienced lower gross margins due to the decline in volume. Reversal of benefit related reserves related to previously announced restructurings increased our gross margin by 0.2 percentage points in the third quarter of fiscal 2008 and there were no restructuring costs included in total cost of sales in the third quarter of the prior year. In the fall of 2007, we began a joint national advertising campaign with our La-Z-Boy Furniture Galleries® stores where costs are shared between our company-owned and dealer-owned stores. In the third quarter of fiscal 2008 the reimbursed advertising from our dealers that was included in sales increased our gross margin by 0.6 percentage points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (S,G&A) were up $3.5 million when compared to the prior year’s third quarter and increased as a percent of sales by 3.1 percentage points. The higher level of S,G&A was mainly attributable to:
•	In the third quarter of fiscal 2007, we reduced our warranty reserve by $1.7 million due to a trend of lower warranty costs incurred beyond one year after the sale of the product. Our trends showed that a majority of our claims were from product sold in the past twelve months thus reducing our liability, along with changes in estimated amounts required for currently known warranty issues. This adjustment was not duplicated in fiscal 2008.

•	Advertising costs increased over the prior year by about $6.6 million due to our national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about one third of the cost of the program. Because of this shared cost arrangement, their increase in advertising expense is reported as a component of SG&A and was partially offset by their reimbursement of the dealers portion of the cost which is reported as a component of net sales.

•	Our VIEs incurred additional expenses related to the acquisition or opening of five stores during the third quarter of fiscal 2008, which increased our SG&A by $0.7 million or 0.2 percentage points when compared with the third quarter of fiscal 2007.

•	During the third quarter of fiscal 2008, expense for bad debts increased by about $3.5 million when compared with the third quarter of fiscal 2007 due to the overall weakness in the retail environment and an increase in our past due accounts.
Restructuring
Restructuring costs (including those included in total cost of sales) totaled $0.2 million for the third quarter of fiscal 2008 as compared with $2.9 million of restructuring expense in the third quarter of fiscal 2007. The restructuring costs in fiscal 2008 related to our closure of several manufacturing facilities, consolidation of retail warehouses and closure of underperforming retail stores. These costs were comprised mainly of fixed asset impairments and lease termination, severance and other restructuring costs. Of the $0.2 million in restructuring costs during the third quarter of fiscal 2008, $(0.6) million was classified in total cost of sales. The benefit recorded in cost of sales is related to a reversal of reserves for the previously announced closures of manufacturing facilities. The remaining restructuring costs of $0.8 million were classified as an operating expense line item below S,G&A related to Retail operations. The restructuring costs in fiscal 2007 related to the consolidation of retail warehouses and the closure of underperforming retail stores.
Operating Margin
Our consolidated operating margin was 0.8% for the third quarter of fiscal 2008 and included 0.1 percentage points for restructuring costs. Operating margin for the third quarter of fiscal 2007 was 2.3% and included 0.7 percentage points of restructuring costs. While we have increased our gross margin as a percent of sales as compared to the third quarter of fiscal 2007, our S,G&A expenses have increased both in dollars and as a percent of net sales. With the significant decline in sales as compared to the third quarter of fiscal 2007, we have been unable to absorb the fixed S,G&A expenses to maintain our operating margin. In addition, we had some one-time positive adjustments to reserves in the third quarter of fiscal 2007 that were not duplicated in the current year third quarter.
The Upholstery Group operating margin decreased 0.8 percentage points for the third quarter of fiscal 2008 when compared with the prior year. Selling price increases accounted for a 2.1 percentage point increase in our operating margin over the prior year, however the significant decrease in volume more than offset the benefit received from increasing our sales price. Bad debt expense increased in the third quarter of fiscal 2008 by about $3.6 million when compared with the third quarter of fiscal 2007 due to an increase in our past due accounts and the overall weakness in the retail environment. Additionally, the prior year operating margin included a 0.4 percentage point favorable impact relating to warranty adjustments. This reduction in our warranty reserve was the result of a trend of lower aggregate warranty costs incurred beyond one year after the sale of the product.

Our Casegoods Group operating margin decreased 4.9 percentage points during the third quarter of fiscal 2008 versus the third quarter of fiscal 2007. The continued decline in sales volume negatively affected our operating margin.
Our Retail Group operating margin decreased by 6.1 percentage points during the third quarter of fiscal 2008 in comparison to the third quarter of fiscal 2007. The transition costs associated with completing the consolidation of our warehouses in the midwest, eliminating duplicate jobs and consolidating business functions across the organization has been a contributing factor to our decreased margins. As we continued to convert, relocate or build new stores in our Retail markets and our net sales continued to decline in light of the weak furniture retail environment, we have been unable to absorb our fixed costs. Over the next quarter, we believe that the consolidation of the remaining computer systems in Retail will be complete.
Corporate and Other operating loss increased $0.5 million during the third quarter of fiscal 2008 when compared with the third quarter of fiscal 2007.
Interest Expense
Interest expense for the third quarter of fiscal 2008 was less than the third quarter of fiscal 2007 due to a $32.7 million decrease in our average debt.
Income from Continued Dumping and Subsidy Offset Act
We recorded $7.1 million and $3.4 million as Income from Continued Dumping and Subsidy Offset Act, net of legal expenses, during the third quarter of fiscal 2008 and 2007, respectively, from the receipt of funds under the Continued Dumping and Subsidy Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.
Other Income, Net
Other income increased in the third quarter of fiscal 2008 by about $3.3 million when compared with the third quarter of fiscal 2007 due to an increase in investment income of $2.9 million. During the third quarter of fiscal 2008 we sold several investments resulting in a $3.8 million gain in order to utilize our capital loss carryforwards.
Income Tax Expense
Our effective tax rate was 29.8% in the third quarter of fiscal 2008 compared to 41.0% in third quarter of fiscal 2007. In the third quarter of fiscal 2008, our expected tax rate of 39% was impacted by several discrete items including $1.2 million related to the favorable resolution of various prior period uncertain state income tax positions.
Discontinued Operations
During the third quarter of fiscal 2008, our discontinued operations recognized income of $0.4 million after tax as we complete the liquidation of the remaining assets of Pennsylvania House. During the third quarter of fiscal 2007, our discontinued operations recognized a loss of $14.8 million after tax from operations. The prior year loss relates mainly to the announcement of reclassifying three companies to discontinued operations and the related write-downs of intangibles, property, plant and equipment, and inventories.

Results of Operations
Analysis of Operations: Nine Months Ended January 26, 2008
(First nine months of 2008 compared with 2007)

	Nine Months Ended		Percent
(Amounts in thousands, except per share amounts and percentages)	01/26/08	01/27/07	change

Upholstery sales	$806,959	$893,704	-9.7%
Casegoods sales	165,126	198,317	-16.7%
Retail sales	141,278	165,838	-14.8%
Other/eliminations*	(30,452)	(44,477)	31.5%
Consolidated sales	$1,082,911	$1,213,382	-10.8%

Consolidated gross profit	$289,585	$320,101	-9.5%
Consolidated gross margin	26.7%	26.4%

Consolidated S,G&A	$297,278	$295,783	0.5%
S,G&A as a percent of sales	27.5%	24.4%

Upholstery operating income	$47,370	$60,438	-21.6%
Casegoods operating income	8,399	15,163	-44.6%
Retail operating loss	(27,700)	(23,222)	-19.3%
Corporate and other	(33,315)	(28,461)	-17.1%
Intangible write-down	(5,809)	—	—
Restructuring	(4,893)	(4,720)	-3.7%
Consolidated operating income (loss)	$(15,948)	$19,198	-183.1%

Upholstery operating margin	5.9%	6.8%
Casegoods operating margin	5.1%	7.6%
Retail operating margin	-19.6%	-14.0%
Consolidated operating margin	-1.5%	1.6%

Income (loss) from continuing operations	$(3,067)	$11,332	-127.1%

Diluted income (loss) per share from continuing operations	$(0.06)	$0.22	-127.3%

Loss from discontinued operations	$(6,050)	$(14,904)

Diluted loss per share from discontinued operations	$(0.12)	$(0.29)

*	Includes sales from our VIEs.

Sales
Consolidated sales were down 10.8% compared to the first nine months of fiscal 2007 due in large part to a weak retail environment attributable to weak consumer demand.
Upholstery Group sales decreased 9.7% compared to the first nine months of fiscal 2007. The Upholstery Group benefited by a 2.0% sales increase due to sales price increases; however, this increase in sales was offset by the decline in sales volume due to an overall weak consumer demand.
Our Casegoods Group sales decreased 16.7% compared to the prior year first nine months. The decrease in sales occurred across all of our Casegoods operating units and was mainly due to the weak consumer demand. In addition to weak demand, our sales have also been impacted by the increase in distressed furniture from other companies which has flooded the market with deeply discounted product.
Retail Group sales decreased 14.8% when compared to the first nine months of fiscal 2007. About 6.8% of this decrease was the result of exiting the Pittsburgh, Pennsylvania and Rochester, New York markets in the second half of fiscal 2007. Although we opened up four stores in our other Retail markets, we were unable to generate the anticipated target revenues from those new stores.
Included in Other/eliminations is the sales by our VIEs and the elimination of sales between our Upholstery and Casegoods Group to our Retail Group. The net total of intercompany sales eliminations and sales to VIEs increased $14.0 million during the first nine months of fiscal 2008 when compared to the first nine months of fiscal 2007. The majority of this increase was attributable to a decrease in intercompany sales eliminations resulting from a decrease in same store sales to company-owned stores due to the weak consumer demand.
Gross Margin
Gross margin for the first nine months of fiscal 2008 was up slightly in comparison to the prior year margin. Sales price increases positively affected our gross margin by 1.8 percentage points; however, this increase was offset by the lower sales volume. The first nine months of fiscal 2008 were impacted by restructuring charges totaling $2.4 million relating to the closure of several manufacturing facilities. The first nine months of 2007 were impacted by a restructuring gain of $0.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (S,G&A) increased $1.5 million and 3.1 percentage points in fiscal 2008 when compared with the prior year.
•	In the first nine months of fiscal 2007, we reduced our warranty reserve by $3.9 million due to a trend of lower warranty costs incurred beyond one year after the sale of the product. Our trends showed that a majority of our claims were from product sold in the past twelve months thus reducing our liability, along with changes in estimated amounts required for currently known warranty issues. This adjustment was not duplicated in fiscal 2008.

•	Our VIEs incurred additional expenses related to the acquisition or opening of five stores, including increased advertising, higher occupancy costs and other selling expenses.

•	Advertising costs increased over the prior year by about $4.9 million due to the national advertising campaign which began in the fall of 2007. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about one third of the cost of the program. Because of this shared cost arrangement, their increase in advertising expense was reported as a component of SG&A and was partially offset by their reimbursement of the dealers portion of the cost which was reported as a component of sales.

•	During the first nine months of fiscal 2008, expense for bad debts increased by about $4.5 million when compared with the first nine months of fiscal 2007 due to the overall weakness in the retail environment and an increase in our past due accounts.
Restructuring
Restructuring costs totaled $4.9 million for the first nine months of fiscal 2008 as compared with $4.7 million of restructuring expense in the first nine months of fiscal 2007. The restructuring costs in fiscal 2008 related to the closure of several manufacturing facilities, consolidation of retail warehouses and the closure of underperforming retail stores. These costs were comprised mainly of fixed asset impairments, lease termination, severance and other restructuring costs. Of the $4.9 million in restructuring costs during the first nine months of fiscal 2008, $2.4 million was classified in total cost of sales. This expense relating to the closure of several manufacturing facilities was partially offset by a gain on the sale of a property held for sale relating to a previous restructuring. The remaining restructuring costs were classified as an operating expense line item below S,G&A related to Retail operations. Of the restructuring costs in fiscal 2007, a gain of $0.4 million was recognized in total cost of sales relating to the sale of a property held as part of a previous restructuring. The remaining cost of $5.1 million related to the consolidation of our retail warehouses and the closure of certain of our retail stores.
Operating Margin
Our consolidated operating margin was (1.5%) for the first nine months of fiscal 2008 and included 0.5 percentage points of restructuring charges. Operating margin for the prior year nine months was 1.6% and included 0.4 percentage points of restructuring charges.
The Upholstery Group operating margin decreased 0.9 percentage points for the first nine months of fiscal 2008 over the prior year. Our sales price increases impacted our operating margin by 2.5 percentage points; however, this was more than offset by the decline in volume. Bad debt expense for the first nine months of fiscal 2008 increased by about $4.9 million when compared with the first nine months of fiscal 2007.
Our Casegoods Group operating margin decreased 2.5 percentage points during the first nine months of fiscal 2008 versus the first nine months of fiscal 2007. With the 16.7% decline in sales volume, we were unable to absorb our fixed costs creating a degradation in our margin.
Our Retail Group operating margin decreased by 5.6 percentage points during the first nine months of fiscal 2008 in comparison to the first nine months of fiscal 2007. As we continued to convert, relocate or build new stores in our Retail markets and our net sales continued to decline in light of the weak furniture retail environment, we were not able to absorb our fixed costs. We have completed the consolidation of our warehouses in the northeast and midwest, have increased our Retail gross margins and eliminated duplicate jobs as we have consolidated functions throughout the organization, but will need to increase sales volumes to realize those savings in our Retail operating margins. Over the next quarter, we believe that the consolidation of the remaining computer systems in Retail will be complete.
Corporate and Other operating loss increased $4.9 million during the first nine months of fiscal 2008 when compared to the first nine months of fiscal 2007. Gains recognized in S,G&A in the prior year on long-lived assets that we sold were $2.6 million higher than the same period of the current year. Additionally, during the first half of fiscal 2008, we concluded an overall retail test marketing program which increased our expenses by $2.4 million.
Interest Expense
Interest expense for the first nine months of fiscal 2008 was $1.5 million less than the first nine months of fiscal 2007. The decrease in interest expense was due to our weighted average debt being down $31.9 million for the first nine months of the current year when compared to the same period last year.
Income from Continued Dumping and Subsidy Offset Act
We recorded $7.1 million and $3.4 million as Income from Continued Dumping and Subsidy Offset Act, net of legal expenses, during the first nine months of fiscal 2008 and 2007, respectively, from the receipt of funds under the CDSOA in connection with the case involving wooden bedroom furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.
Other Income, Net
Other income, net, increased in the first nine months of fiscal 2008 by $4.5 million when compared with the first nine months of fiscal 2007 due to increased investment income of $3.2 million. During the third quarter of fiscal 2008 we sold several investments resulting in a $3.8 million gain in order to utilize our capital loss carryforwards.
Income Tax Expense
Our effective tax rate from continuing operations was a benefit of 58.7% in the first nine months of fiscal 2008 compared to 37.0% in fiscal 2007. The fiscal 2007 expected rate was reduced to reflect a change in Canadian tax law that increased the carry-forward period for net operating losses from ten to 20 years. The fiscal 2008 expected tax rate of 39% was impacted by several discrete items, the most significant being the release of $0.9 million of valuation allowance related to a bad debt attributable to loans to our European joint venture and $1.2 million related to the favorable resolution of various prior period uncertain state income tax positions.
Discontinued Operations
During the first nine months of fiscal 2008, our discontinued operations recognized a loss of $6.1 million after tax. During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated, resulting in a loss of about $5.8 million, of which about $3.4 million related to the remaining intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million, resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes). We have been liquidating the remaining inventory at discounted prices, and as a result have recorded an additional loss of $3.0 million to adjust the inventory to fair value. During the first nine months of fiscal 2007, our discontinued operations recognized a loss of $14.9 million. The majority of this loss was a result of the decision to sell Sam Moore, Pennsylvania House and Clayton Marcus and the subsequent impairment of assets of $17.5 million ($13.7 million net of taxes). The pretax impairment charge was comprised of $3.6 million for impairment of the trade names, $7.3 million for impairment of goodwill, $0.2 million of other intangibles, $1.7 million for write-down of LIFO inventory relating to the APB 16 acquisition adjustment, $1.0 million for allowance for inventory and $3.7 million for write down of fixed assets. Our gain on the sale of American of Martinsville of $1.3 million after tax was offset by the operational losses of our remaining businesses held for sale.

Liquidity and Capital Resources
Our total assets at the end of the third quarter of fiscal 2008 decreased $39.9 million compared with the end of fiscal 2007. The majority of this decline was attributable to declines in assets of our businesses held for sale, trade accounts receivable and inventory offset by increases in deferred tax assets and cash.
Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future although we have recently reduced our quarterly dividend from $0.12 per share to $0.04 per share. Capital expenditures for the first nine months of fiscal 2008 were $20.8 million compared with $21.0 million during the first nine months of fiscal 2007. During the first nine months of fiscal 2008 we exercised a $5.2 million option to purchase property, which we subsequently sold and leased back. Similarly during the first nine months of fiscal 2007 we exercised a $3.0 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $25 to $28 million in fiscal 2008 including the previously mentioned sale leaseback.
On February 6, 2008, La-Z-Boy Incorporated (the “Company”) and most of its domestic subsidiaries (collectively, the “Loan Parties”), entered into a $220 million Credit Agreement (the “New Credit Agreement”) with Wachovia Capital Finance Corporation (Central) as administrative agent and lender, and the financial institutions named therein (the “Lenders”). The New Credit Agreement supersedes and terminates the $150 million dollar Credit Agreement dated as of March 30, 2004 (subsequently amended to $100 million) among La-Z-Boy Incorporated, the banks listed therein and Wachovia Bank, N.A., as administrative agent.
The New Credit Agreement is secured primarily by all of the Loan Parties’ accounts receivable, inventory, cash deposit and securities accounts, and substantially all patents and trademarks, including the La-Z-Boy brand name.
The New Credit Agreement is a revolving credit facility with a commitment of $220 million subject to a borrowing base of certain eligible accounts receivable and inventory. The New Credit Agreement also allows for the issuance of letters of credit. Interest under the New Credit Agreement will initially be set at LIBOR plus 2.0% for the first six months and thereafter will fluctuate from LIBOR plus 1.75% to 2.25%.
The New Credit Agreement also includes prohibitions on the Loan Parties’ and all of the Company’s other subsidiaries’ ability to grant security interests to other parties, subject to certain exceptions. The New Credit Agreement includes customary representations and warranties of the Loan Parties and their subsidiaries, imposes on the Loan Parties and their subsidiaries certain affirmative and negative covenants, and includes other typical provisions. Availability under the New Credit Agreement will fluctuate based on a borrowing base calculation consisting of eligible accounts receivable and inventory. Certain covenants and restrictions, including a fixed charge coverage ratio, would become effective if excess availability under the New Credit Agreement falls below $30 million.
The New Credit Agreement contains customary events of default, including nonpayment of principal when due, nonpayment of interest after a stated grace period; inaccuracy of representations and warranties; violations of covenants; certain acts of bankruptcy and liquidation; defaults of certain material contracts; certain ERISA-related events; certain material environmental claims; and a change in control (as defined in the New Credit Agreement). In the event of a default under the New Credit Agreement, the Lenders may terminate the commitments made under the New Credit Agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests. In addition, following an event of default, the Lenders could exercise remedies with respect to the collateral including foreclosure and other remedies available to secured creditors.
Initial borrowings under the New Credit Agreement were utilized to repay the outstanding private placement notes in the principal amount of $121 million, along with a make-whole premium of approximately $6 million, which will be expensed in the fourth quarter, accrued interest of approximately $1.3 million, and fees related to the New Credit Agreement of approximately $2 million, which will be capitalized and amortized over the life of the debt. The Company intends to use any future borrowings for general corporate purposes.
The new credit agreement prohibits the Company from paying dividends if “Excess Availability,” as defined in the New Credit Agreement, fell below $30 million. As of February 18, 2008, the Company had $63.9 million of excess availability under the New Credit Agreement.

The following table illustrates the main components of our cash flows:

Cash Flows Provided From (Used For)	Nine Months Ended
(Amounts in thousands)	1/26/08	1/27/07

Operating activities
Net loss, depreciation and deferred taxes	$6,919	$7,514
Loss/(gain) on sales of discontinued operations (net of tax)	3,894	(1,280)
Write-down of businesses held for sale	2,159	13,674
Write-down of intangibles	3,689	—
Restructuring	4,893	4,720
Working capital and other	15,039	(23,211)

Cash provided from operating activities	36,593	1,417

Investing activities	(5,680)	36,164

Financing activities
Repurchase of common stock	—	(6,947)
Net decrease in debt	(821)	(19,968)
Other financing activities	(18,799)	(17,341)

Cash used for financing activities	(19,620)	(44,256)

Exchange rate changes	161	70

Net increase (decrease) in cash and equivalents	$11,454	$(6,605)

Operating Activities
During the first nine months of fiscal 2008 and 2007, net cash provided from operating activities was $36.6 and $1.4 million, respectively. The increase in 2008 operating cash flows was due mainly to cash provided by a reduction in inventory and receivables. Discontinued operations did not have a significant impact on the cash provided by operating activities for the first nine months of fiscal 2008 or fiscal 2007.
Investing Activities
During the first nine months of fiscal 2008, net cash used for investing activities was $5.7 million, whereas $36.2 million was provided by investing activities during the first nine months of fiscal 2007. During the first nine months of fiscal 2008, $6.4 million in proceeds was generated by a sale-leaseback transaction we entered into with a third party. We exercised an option to purchase a property, sold it to a third party and then subsequently leased it back. Also, during the first nine months of fiscal 2008, $4.2 million of proceeds were received for the sale of Clayton Marcus and the sale of our Pennsylvania House trade name. These proceeds were offset by our capital expenditures of $20.8 million during the first nine months of fiscal 2008. In the first nine months of fiscal 2007, $33.2 million of proceeds were received for the sale of our operating unit American of Martinsville, along with $25.0 million in proceeds for the sale of six properties, offset by $21.0 million of capital expenditures.

Financing Activities
Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $19.6 million of cash in financing activities in the first nine months of fiscal 2008 compared with $44.3 million of cash used in financing activities during the first nine months of fiscal 2007. In the first nine months of fiscal 2007, we used $6.9 million to repurchase stock and $20.0 million to pay down debt. Our discontinued operations did not have a material impact on cash flows from financing activities for fiscal 2008 or 2007.
In the first quarter of fiscal 2008 we adopted FIN 48 and as a consequence, the balance sheet at the end of the third quarter reflected a $6.1 million liability for uncertain income tax positions. We reasonably expect that a portion of this liability will be settled within the next 12 months. This amount expected to be resolved within the next 12 months is comprised of gross unrecognized tax benefits of $1.8 million and interest and penalties of $1.3 million, net of deferred taxes of $0.9 million. The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.
There were no material changes to our contractual obligations table during the quarter.
Our debt-to-capitalization ratio was 24.8% at January 26, 2008, 23.8% at April 28, 2007, and 25.7% at January 27, 2007.
Our Board of Directors has authorized the repurchase of company stock. As of January 26, 2008, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first nine months of fiscal 2008.
We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $14.3 million. Of this, $3.0 million will expire within one year, $4.3 million in one to three years, $2.7 million in four to five years, and $4.3 million thereafter. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the third quarter of fiscal 2008, we had $60.9 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.
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
During the third quarter and first nine months of fiscal 2008, we recorded pre-tax restructuring charges in cost of sales of $(0.6) million and $2.4 million, respectively which equates to income of $(0.01) and charges of $0.03 per diluted share, respectively. The benefit recorded in Cost of Sales in the third quarter of fiscal 2008 was related to the reversal of reserves for the previously announced closures of manufacturing facilities. The remainder of the restructuring charges for the first nine months of fiscal 2008 covered severance and benefits, write-down of certain leasehold improvements and other restructuring costs offset by a small gain from the sale of a property idled as part of a previous restructuring. During the first nine months of fiscal 2007, we recorded pre-tax restructuring charges in cost of sales of $(0.4) million or $(0.01) per diluted share related to a gain from the sale of a property idled as part of a previous restructuring. The write-down was accounted for in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). All other costs were accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).
During fiscal 2008 and 2007, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 127 jobs were eliminated as a result of these closures. During the third quarter and first nine months of fiscal 2008, we recorded pre-tax restructuring charges of $0.9 million and $2.5 million, respectively, which equates to $0.01 and $0.03 per diluted share, respectively, covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. In the first nine months of fiscal 2007, we recorded pre-tax restructuring charges of $5.1 million or $0.10 per diluted share covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of operating income. The write-down was accounted for in accordance with SFAS No. 144. All other costs were accounted for in accordance with SFAS No. 146.
As of January 26, 2008, we had a remaining restructuring liability of $1.9 million which is expected to be paid out or otherwise settled as follows: $1.2 million in fiscal 2008, $0.4 million in fiscal 2009, $0.1 million in fiscal 2010 and $0.2 million thereafter. Contract terminations resulting from the closure of several of our retail stores and warehouses resulted in our restructuring liability being paid out over an extended length of time.
Regulatory Developments
The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. CBP reported that approximately $57.4 million in preliminary CDSOA amounts were available as of April 30, 2007 for distribution to eligible domestic manufacturers in connection with the case involving wooden bedroom furniture imported from China. These funds are subject to adjustment. We received $7.1 million of CDSOA payments during the first nine months of fiscal 2008 and $3.4 million in the first nine months of fiscal 2007. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive during the remainder of fiscal 2008 or thereafter under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

Recent Accounting Pronouncements
Refer to Note 17: Recent Accounting Pronouncements for updates on recent accounting pronouncements since the filing of our Form 10K for the year ended April 28, 2007.
Business Outlook
The furniture industry continues to be impacted by the overall macroeconomic environment. As we guided at the end of our second quarter, we expect sales for the second half of fiscal year 2008 to be down 4% to 8% and earnings per share to be in the range of $0.06 to $0.14. The second-half 2008 estimate does not include the $6 million make-whole provision related to our credit refinancing, restructuring charges, income from anti-dumping monies, or any further effect from discontinued operations. This expectation compares with $0.30 per share from continuing operations in the second half of fiscal 2007, which included an $0.11 per share charge for restructuring, a $0.14 per share gain on property sales and $0.04 per share in income from anti-dumping monies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and our floating rate $100 million revolving credit facility under which we had no borrowings at January 26, 2008. Subsequent to January 26, 2008 we entered into a new revolving credit facility in the amount of $220 million. The new credit facility was executed on February 6, 2008. As a result of entering into the new agreement, we repaid our private placement notes as well as other fees and expenses (see Note 16). After repaying the notes, fees and expenses, and utilizing a certain amount of cash on hand, the amount of borrowings under the new facility as of February 6, 2008 was $98 million. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2008 based upon the current levels of exposed liabilities.
We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At January 26, 2008, we had no foreign exchange forward contracts outstanding. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, a change in the value of Chinese currency could be one of several factors that could inflate costs in the future. We believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2008.
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

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors during the third quarter of fiscal 2008. Our risk factors are disclosed in our Form 10-K for the year ended April 28, 2007.
ITEM 6. EXHIBITS

Exhibit
Number	Description
(4.1)	Credit Agreement dated as of February 6, 2008 among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wachovia Capital Finance Corporation (Central), as administrative agent for the lenders (filed as Exhibit 4.1 to Current Report on Form 8-K filed February 12, 2008 and incorporated herein by reference)
*(10.1)	Performance Awards Goals (for Performance Cycle Ending April 2010), as amended
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(99.1)	Press Release dated February 19, 2008

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 19, 2008

BY:	/s/ Louis M. Riccio, Jr.
Louis M. Riccio, Jr.
Chief Financial Officer On behalf of the registrant and as Chief Financial Officer