Form 10-K
period 2008-04-26
LA-Z-BOY INC
filed 2008-06-18
CIK 57131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2008

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing price on the New York Stock Exchange on October 26, 2007, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $362.0 million.

The number of common shares outstanding of the Registrant was 51,887,395 as of May 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 20, 2008 are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED

FORM 10-K ANNUAL REPORT FISCAL 2008

Note: The responses to Items 10 through 14 are included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on August 20, 2008. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) further changes in the housing market; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) changes in currency exchange rates; (i) competitive factors; (j) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (k) effects of restructuring actions; (l) changes in the domestic or international regulatory environment; (m) ability to implement global sourcing organization strategies; (n) fair value changes to our intangible assets due to actual results differing from those projected; (o) the impact of adopting new accounting principles; (p) the impact from natural events such as hurricanes, earthquakes and tornadoes; (q) the ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (r) those matters discussed in Item 1A of this Annual Report and factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

PART I

ITEM 1.	BUSINESS.

Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated in the state of Michigan, and in 1996 the name was changed to La-Z-Boy Incorporated. The La-Z-Boy name is the most recognized brand in the furniture industry. La-Z-Boy Incorporated operates in three segments — the Upholstery Group, the Casegoods Group and the Retail Group.

La-Z-Boy is the largest reclining-chair manufacturer in the world and one of North America’s largest manufacturer of upholstered furniture. We also manufacture and import casegoods (wood) furniture products for resale in North America. La-Z-Boy Incorporated markets furniture for every room of the home. According to the May, 2008 Top 100 ranking by Furniture Today, which is an industry trade publication, the largest retailer of single-brand upholstered furniture in the U.S. is the La-Z-Boy Furniture Galleries® stores retail network.

The following significant changes in our business occurred during fiscal 2008:

On March 31, 2008, we committed to a restructuring plan which included two major initiatives designed to strengthen our North American operations. As a result of this restructuring plan, we will consolidate all of our domestic cutting and sewing operations in Mexico and will transfer production from our Tremonton, Utah plant, which will be closed, to the five remaining La-Z-Boy branded upholstery manufacturing facilities. The transition of our domestic cutting and sewing operations to Ramos Arizpe, Mexico, in the State of Coahuila, will impact approximately 1,050 employees at the five remaining facilities and will take place over a period of 18 to 24 months. We expect to begin production at the Mexican facility in early calendar 2009. The Utah facility, which employed 630 people, will cease operations during the summer of 2008 and production will be shifted to the remaining five facilities. We will be hiring approximately 1,200 employees to operate the new Mexico facility. These decisions were made to help strategically align our company with the current business environment and strengthen our ability to competitively produce custom orders and still maintain speed to market. As a result of these moves, we expect to realize in excess of $25 million in annual cost savings, with the full benefit beginning in fiscal 2011.

Over the past year we consolidated our retail warehouses into four regional distribution centers and implemented a new computer system in each retail market, which allowed us to centralize some of our business processes and streamline our inventory warehousing function. We expect these changes to generate cost savings in the future as well as enable our Retail Group to operate more efficiently.

During fiscal 2008, we substantially completed the transition to a cellular manufacturing model in our branded manufacturing facilities. The transition to cellular manufacturing improved the efficiency of our manufacturing process while improving the quality of our product and reducing the time it takes to complete custom orders.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group.  The operating units in the Upholstery Group are Bauhaus, England, and La-Z-Boy. This group primarily manufactures and sells upholstered furniture to furniture retailers and proprietary stores. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans, sleeper sofas, sectionals and modulars.

Casegoods Group.  The operating units in the Casegoods Group are American Drew/Lea, Hammary and Kincaid. This group primarily sells manufactured or imported wood furniture to furniture retailers. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group.  The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida. The Retail Group sells mostly upholstered furniture to end consumers through the retail network.

Additional detailed information regarding our segments and the products which comprise the segments is contained in Note 14 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials for the Upholstery Group are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames and steel for motion mechanisms. Purchased cover is the largest raw material cost for this segment, representing about 40% of the Upholstery Group’s total material costs. We purchase cover from numerous sources, but we do rely on a limited number of major suppliers. If one of these sources experienced financial or other difficulties we could experience temporary disruptions in our manufacturing process until another source could be found. Our cover is purchased either in a raw state (a roll or hide), then cut and sewn into parts in our plants or as cut and sewn parts from third party offshore suppliers. The cover material costs are 51% fabric rolls and hides and 49% for cut and sewn parts mainly from China. There are five primary suppliers of cut and sewn leather and fabric products, and 98% of cut and sewn sets come from China. Of the cut and sewn parts, 66% is manufactured by one supplier located in China. During fiscal 2009, we will be shifting our internal cutting and sewing operations from the United States to a facility in Mexico. We expect all of our cut and sewn parts to be supplied from suppliers in China or from our Mexico facility given the lower labor costs in these areas and because there are few sources of these products domestically at these labor costs. By importing cut and sewn leather and fabric sets, we are able to recognize savings compared to domestic purchases and fabrication of these parts.

Purchased hardwood parts are also components for the Upholstery Group. These purchased parts are generally external parts as opposed to frame or structural parts. The production process of these parts is relatively labor intensive, making it more cost effective to import these parts from countries which have lower labor costs. The trend of importing these parts is expected to continue.

Our Casegoods Group today is primarily an importer, marketer and distributor of casegoods furniture. It also operates two manufacturing facilities in North Carolina. Over the last few years the amount of raw materials purchased by the Casegoods Group has been declining. The principal raw materials used in the Casegoods Group are hardwoods, plywood and chipwood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber and purchased hardwood components are the Casegoods Group’s largest raw material costs, representing about 20% of the segment’s total raw material costs, on domestically produced product.

Over the next year we expect to be negatively impacted by higher material costs. Specifically, the cost of steel (mechanisms), polyurethane foam (cushions and padding) and cover (fabric and leather) have seen significant cost increases over the past several months. The rising cost of steel did not have a significant financial impact during fiscal 2008 as we had annual purchasing contracts in place to help control these costs. These contracts expire during the summer of 2008 and we expect to see an impact from these rising costs during fiscal 2009. We have increased our sales prices in order to help offset the continued increases in material costs.

Finished Goods Imports

The rapid growth of manufacturing capabilities in Asia has increased production capacities overseas. Due to the low labor and overhead costs in those areas, the landed manufactured cost of product coming out of those overseas manufacturing facilities is much lower than equivalent furniture produced domestically.

During fiscal 2008 and 2007, about 72% and 71%, respectively of our casegoods finished goods sales were imported. Imported finished goods represented approximately 13% of our consolidated fiscal 2008 sales. There is also a growing trend of imported upholstered product, particularly with leather sofas.

During the fourth quarter of fiscal 2008 we began experiencing higher cost on a large portion of our imported casegoods. The most notable increases were on products produced in China, which is experiencing increases related to higher labor, raw materials, currency valuations and transportation costs. We intend to continue raising our wholesale prices to offset these increases; as well as sourcing products in other countries.

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

Seasonal Business

We generally experience our lowest level of sales during our first fiscal quarter for our Upholstery Group and during our first and third fiscal quarters for the Casegoods Group. When possible, we schedule production to maintain uniform manufacturing activity throughout the year to coincide with slower sales. We do, however, shut down our plants in July due to the seasonality of our sales and to perform routine maintenance on our equipment. A majority of our manufacturing facilities will shut down their production for at least one week in July, 2008.

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

We are concerned about the macro economic environment as the energy markets remain volatile and the continued uncertainty in the housing market. Our Retail division is continuing to feel the impact of these factors as well as the inconsistent consumer confidence across the country, which has created an unprecedented weakness in the retail environment.

In terms of our product segments, upholstered furniture has a shorter life cycle and exhibits a less volatile sales pattern over an economic cycle than does casegoods. This is because upholstery is typically more fashion and design oriented, and is often purchased one or two pieces at a time. In contrast, casegoods products are longer-lived, less fashion-oriented, and frequently purchased in groupings or “suites,” resulting in a much larger dollar outlay by the consumer.

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

Our transition to importing has increased inventory levels of imported finished goods while reducing domestically manufactured finished goods. During fiscal 2007 and 2008, we made a concerted effort to reduce our inventory balances. These efforts have lead to the consolidation of some of our Casegoods Group warehousing and more effective management of our inventory. Our overall inventory levels for the Casegoods Group declined 44% over the past two years. When the effect of discontinued operations is removed from the calculation, inventory for the Casegoods Group declined 19% over the past two years.

Over the past year we have created four regional distribution centers in order to stream-line our warehousing and distribution processes for our Retail Group. Our move to distribution centers allowed us to reduce the number of individual warehouses needed to supply our retail outlets and have helped us to manage our inventory levels. Our overall inventory levels for the Retail Group have declined 12% over the past two years.

Dealer terms generally range between net 30-120 days. We offer some extended payment terms as part of sales promotion programs.

Customers

We sell to a significant number of furniture retailers primarily throughout the United States and Canada. We also sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores. We did not have any customers whose purchases amounted to more than 5% of our fiscal year 2008 sales for either the Upholstery Group or the Casegoods Group. Sales in our Upholstery and Casegoods Groups are almost entirely to furniture retailers. The Retail Group sales are to end-consumers.

We have formal agreements with many of our retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or in dedicated galleries or studios within their stores. We consider these stores, as well as our own retail stores, to be “proprietary.” Excluding sales to consumers by our own retail stores and VIEs (see the Introduction to our Management’s discussion and Analysis of Financial Condition and Results of Operations for an explanation of the term “VIE”), our 2008 customer mix was about 49% proprietary, 17% major dealers (for example, Art Van, Berkshire Hathaway, Raymour & Flanigan, Havertys) and 33% other independent retail customers.

Currently, we own 70 stand-alone La-Z-Boy Furniture Galleries® stores. Additionally, we have agreements with independent dealers for 265 stand-alone La-Z-Boy Furniture Galleries® stores, of which 34 stores are owned by VIEs whom we consolidate. These stores also sell accessories that are purchased from approved vendors. There are 216 stand-alone La-Z-Boy Furniture Galleries® stores in the New Generation format, which generally has more space and a more updated appearance. The 216 New Generation format stores represent an 11% increase in this type of distribution in comparison to last year. Having dedicated retail floor space is important to the success of product distribution. This distribution system originated with our La-Z-Boy Furniture Galleries® stores network, which continues to have the largest number of proprietary stores and galleries among our other operating units. According to the May 26, 2008 Furniture Today, viewed by itself, La-Z-Boy Furniture Galleries® stores network would be the sixth largest conventional furniture retailer in the U.S. In addition to the stand-alone stores we also have 57 in-store galleries and 333 Comfort Studios all dedicated to our upholstery furniture products. Comfort Studios are a more adaptable format of the in-store gallery that we began to rollout during fiscal 2008. Our proprietary distribution also includes in-store galleries for England, Kincaid and Lea’s La-Z-Boy Kidztm. Total “proprietary” floor space is approximately 8.8 million square feet.

It is a key part of our marketing strategy to continue to expand proprietary distribution. We expect that throughout the La-Z-Boy Furniture Gallery network another 15-20 of our New Generation format stores will be opened during fiscal 2009, with 5-10 of these being new stores and the remainder being store remodels or relocations. We select dealers for this proprietary distribution based on the management and financial qualifications of those dealers. The location of these proprietary stores is based on the potential for distribution in a specific geographical area. This proprietary method of distribution is beneficial to La-Z-Boy, our dealers and the consumer. For La-Z-Boy, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have been proven successful based on past experiences of other proprietary dealers. As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers. For our consumers, these stores provide a full-service shopping experience with knowledgeable sales associates and in-home design consultants to support their purchasing process.

Sales Representatives

Similar to most of the U.S. furniture industry, independent sales representatives sell our products to our dealer-customers. Independent sales representatives are usually compensated based on a percentage of their actual sales for their territory plus other performance criteria. In general, we sign one-year contracts with our independent sales representatives.

Orders and Backlog

Upholstery orders are primarily built to a specific dealer order (stock order) or a special order with a down payment from a consumer (sold orders). These orders are typically shipped within two to six weeks following receipt of the order. Casegoods are primarily produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand but quicker availability to ship to customers. Additionally, increased importing of finished product over the last few years in our Casegoods Group has increased our imported finished goods inventories due to longer order lead times necessary for imported product.

As of April 26, 2008 and April 28, 2007, Upholstery Group backlogs were approximately $80.0 million and $118.6 million, respectively. Casegoods backlogs as of April 26, 2008 and April 28, 2007 were approximately $19.9 million and $17.7 million, respectively. The measure of backlog at a point in time may not be indicative of future sales performance. Due to manufacturing efficiencies gained over the past several years and our casegoods stocking position, we do not rely entirely on backlogs to predict future sales. For most operating units, an order cannot be canceled after it has been selected for production. The decline in the Upholstery Group backlog from fiscal 2007 was due mainly to efficiencies gained from cellular manufacturing in addition to the decline in sales volume.

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

During the past couple of years there has been an increase in alternative distribution affecting our retail markets. Companies such as Costco, Sam’s Club, IKEA, Target, Home Depot, Walmart and others are now offering products that compete with our product lines.

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

Compliance with Environmental Regulations

We have been named as a defendant in various lawsuits arising in the ordinary course of business and as a potentially responsible party at certain environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and currently do not anticipate any material additional loss for legal or environmental matters.

Employees

We employed 10,057 persons as of April 26, 2008. The Upholstery Group employed 7,688, the Casegoods Group employed 873, the Retail Group employed 861 and there were approximately 635 non-segment personnel, which includes our VIEs. Substantially all of our employees are employed on a full-time basis. As of April 28, 2007 we had 11,729 employees which included 316 employees from Pennsylvania House and Clayton Marcus that were discontinued operations.

Financial Information About Foreign and Domestic Operations and Export Sales

In fiscal 2008, our direct export sales, including sales in Canada, were approximately 11% of our total sales In addition to our Canadian customers, we sell to European customers through a United Kingdom subsidiary. We have a manufacturing joint venture in Thailand, which distributes furniture in Australia, New Zealand, England, Thailand and other countries in Asia. In addition, we have a sales and marketing joint venture in Asia, which sells and distributes furniture in China, Japan and Korea among other Asian countries. Information about sales in the United States and in Canada and other countries is contained in Note 14 to our consolidated financial statements, which is included in Item 8 of this report. Our property, plant, and equipment in the U.S. was $162 million and $178 million at the end of fiscal years 2008 and 2007 , respectively. The property, plant, and equipment in foreign countries was $9 million and $5 million in fiscal 2008 and 2007, respectively.

Internet Availability

Available free of charge through our internet website are links to our forms 10-K, 10-Q, 8-K and amendments to those reports. These reports can be found on our internet website www.la-z-boy.com as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission (www.sec.gov). The information on our website is not part of this report.

ITEM 1A.	RISK FACTORS.

Our business is subject to a variety of risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document. These risks are not the only ones we face. Interest rates, consumer confidence, housing starts and overall housing market, and other general economic factors that affect many other businesses are particularly significant to us because our principal products are consumer goods. Additional factors that are presently unknown to us or that we currently believe to be immaterial also could affect our business.

Our current retail markets and others we may acquire in the future may not achieve the growth and profitability we anticipate when we acquire them. We could incur charges for impairment of goodwill if we cannot meet our earnings expectations for these markets.

To make our acquired retail markets successful, we are remodeling and relocating a significant number of existing stores, and we will need to add new stores to achieve sufficient market penetration. Profitability will depend on increased retail sales justifying the cost of these activities and on our ability to reduce support costs as a percent of sales in advertising, warehousing and administration. In addition, if we are unable to achieve these strategies, the goodwill we recorded when we acquired these markets could be impaired, which would result in a non-cash charge on our statement of operations. We may acquire additional retail markets in the future, and if we do, they may be subject to many of the same risks.

Increased reliance on foreign sourcing of our products makes us more reliant on the capabilities of our foreign vendors and more vulnerable to potentially adverse actions by foreign governments.

We have been increasing our offshore capabilities to provide flexibility in product offerings and pricing to meet competitive pressures. Our Casegoods Group has moved from primarily domestically manufactured to mainly foreign sourced products. In addition, our Upholstery Group has increased its purchases of cut and sewn fabric and leather sets from foreign sourced vendors. Our sourcing partners may not be able to produce these goods in a timely fashion, or the quality of their product may be rejected by us, causing delays in shipping to our customers for Casegoods and disruptions in our Upholstery plants due to not receiving rolled fabric, leather hides and fabric and leather cut and sewn sets. The majority of our cut and sewn leather sets are purchased from one supplier in China. During fiscal 2009, we will be moving our domestic cutting and sewing operations to a new facility in Mexico. All of our cut and sewn sets will be supplied from Mexico and China after this move.

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

We use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials in manufacturing furniture. Because we are dependent on outside suppliers for our raw material needs, fluctuations in the price, availability and quality of the raw materials we use in manufacturing residential furniture could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Inability to meet our customers’ demands could result in the loss of future sales, and we may not always be able to pass along price increases to our customers due to competitive and marketing pressures. Since we have a higher concentration in upholstery sales (75%) than most of our competitors, the effects of steel, polyurethane and fabric price increases or quantity shortages are more significant for our business than for most other furniture companies.

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

Applicable accounting rules categorize some of our independent dealers that do not have sufficient equity to carry out their businesses without our financial support as “variable interest entities.” If we are considered the primary beneficiary of a variable interest entity’s business activities, we are required to consolidate its assets, liabilities, and results of operations into our consolidated financial statements. Once consolidated, we recognize a dealer’s net losses in excess of its equity and a dealer’s net earnings to the extent we have previously recognized losses. Consolidating variable interest entities’ results into our financial statements tends to reduce our net income because these dealers often incur losses, and even if one of them does achieve net earnings, we can only recognize its earnings to the extent we previously recognized its losses.

Although we have been working to reduce the number of these dealers, generally by acquiring their businesses, closing the operation or arranging for better capitalized operators to take over their territories, we are still consolidating four of them. Despite our efforts, we may not be able to eliminate all of these consolidated dealers as quickly as we would like, and we may be required to consolidate additional dealers in the future if warranted by changes in their financial condition. In addition, we continue to increase our allowance for doubtful accounts due to the deteriorating financial condition of some of our customers resulting from the current state of the economy.

Manufacturing realignments could result in a decrease in our near-term earnings.

We continually review our domestic manufacturing operations and offshore (import) sourcing capabilities. As a result, we sometimes realign those operations and capabilities and institute cost savings programs. These programs can include the consolidation and integration of facilities, functions, systems and procedures. We also may shift certain products from domestic manufacturing to foreign sourcing and manufacturing. These realignments and cost savings programs generally involve some initial cost and can result in decreases in our near-term earnings until we achieve the expected cost reductions. We may not always accomplish these actions as quickly as anticipated, and we may not fully achieve the expected cost reductions.

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

We owned or leased approximately 12.0 million square feet of manufacturing, warehousing, office, showroom, and retail facilities, had approximately 1.7 million square feet of idle facilities at the end of fiscal 2008. Of the 12.0 million square feet occupied at the end of fiscal 2008, our Upholstery Group occupied approximately 6.3 million square feet, our Casegoods Group occupied approximately 3.0 million square feet, our Retail Group occupied approximately 1.8 million square feet and our corporate and other operations occupied the balance.

We sold several idle facilities during fiscal years 2008 and 2007, and we also sold a significant amount of equipment that had been idled in connection with our restructurings over the last few years. Our active facilities are located in Arkansas, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington D.C., and the countries of Canada, Thailand and the United Kingdom. Most of them are less than 50 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. However, we anticipate increased retail capacity in the future. We own all of our plants, some of which have been financed under long-term industrial revenue bonds, and we lease the majority of our retail stores. For information on terms of operating leases for our properties, see Note 8 to our consolidated financial statements, which is included in Item 8 of this report.

ITEM 3.	LEGAL PROCEEDINGS.

We have been named as a defendant in various lawsuits arising in the ordinary course of business and as a potentially responsible party at certain environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and currently do not anticipate any material additional loss for legal or environmental matters. As of the end of fiscal 2008, there were no cases that would result in a material charge to our financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Kurt L. Darrow, age 53

•	President and Chief Executive Officer since September 2003

•	Formerly President La-Z-Boy Residential Division from August 2001 through September 2003

Steven M. Kincaid, age 59

•	Senior Vice President of La-Z-Boy and President of Casegoods since November 2003

•	President, Kincaid Furniture Company, Incorporated since June 1983

Louis M. Riccio, Jr., age 45

•	Senior Vice President and Chief Financial Officer since July 2006

•	Treasurer from April 2007 through August 2007

•	Vice President and Corporate Controller from February 2002 through June 2006

Otis S. Sawyer, age 50

•	Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery since February 2008

•	President, England, Incorporated since February 2008

•	Senior Vice President Corporate Operations from May 2006 through February 2008

•	Vice President and Chief Information Officer from August 2004 through April 2006

•	Senior Vice President of Finance, England, Incorporated from December 2001 through August 2004

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common shares during the fourth quarter of fiscal year 2008.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of fiscal year 2008.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 26, 2008

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Weighted-Average	Under Equity
	to be Issued Upon		Exercise Prices of	Compensation Plans
	Exercise of Outstanding		Outstanding	(Excluding Securities
	Options		Options	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by Shareholders	2,657,465	(1)	$15.51	1,605,145	(2)
Equity compensation plans not approved by shareholders (Note 3)	10,325		$18.98	None

Note 1: These options were issued under our 2004 Long-Term Equity Award Plan and our 1997 Incentive Stock Option Plan. No additional options can be awarded under the 1997 plan however, 703,140 are still outstanding under the 1997 plan.

Note 2: This amount is the aggregate number of shares available for future issuance under our 2004 Long-Term Equity Award Plan, which has a stock option component, a restricted stock component and a performance award component, and our Restricted Stock Plan for Non-Employee Directors. The stock component of the Long-Term Equity Award Plan provides for awards of our common shares. The non-employee directors’ plan provides for grants of 30-day options on our common shares. The performance award component of the long-term equity award plan provides for awards of our common shares to selected key employees based on achievement of pre-set goals over a performance period. At the end of fiscal 2008, 2,497,425 shares were available for future issuance under the long-term equity award plan, of which a maximum of 1,043,080 shares may be issued under previously granted performance awards for the performance periods ending in April 2008, 2009 and 2010 and 150,800 shares were available for future issuance under the non-employee directors’ restricted plan.

Note 3: This line of the table relates only to an option plan that we adopted without shareholder approval at the time we acquired LADD solely in order to replace options on LADD common shares with options on our common shares. No additional options or other awards may be made under that plan.

Performance Graph

The graph below shows the return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 28, 2003 in our common shares, in the S&P 500 Composite Index, and in a peer group comprised of the following publicly traded furniture industry companies: Bassett Furniture, Chromcraft Revington, Inc., Ethan Allen Interiors, Flexsteel Industries, Furniture Brands International, Hooker Furniture Company, and Stanley Furniture. The stock performance of each company in the peer group has been weighted according to its relative stock market capitalization for purposes of arriving at group averages.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among La-Z-Boy Incorporated, The S&P 500 Index And A Peer Group

Company/Index/Market	2003	2004	2005	2006	2007	2008
La-Z-Boy Incorporated	$100	$108.76	$63.54	$84.85	$66.99	$38.18
S&P 500 Composite Index	$100	$122.88	$130.66	$150.81	$173.79	$165.66
Peer Group	$100	$130.17	$102.71	$131.29	$106.34	$87.25

*	$100 invested on 4/30/03 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

Dividend and Market Information

The New York Stock Exchange is the principal market in which our common stock is traded. The tables below show the high and low sale prices of our common stock on the New York Stock Exchange during each quarter of our last two fiscal years, as well as the dividends we paid during each quarter.

	Dividends	Market Price
Fiscal 2008 Quarter End	Paid	High	Low	Close

July 28	$0.12	$12.30	$10.29	$10.29
Oct. 27	$0.12	$10.47	$6.94	$7.04
Jan. 26	$0.12	$8.99	$5.46	$7.32
April 26	$0.04	$9.27	$6.91	$6.91

	$0.40

	Dividends	Market Price
Fiscal 2007 Quarter End	Paid	High	Low	Close

July 29	$0.12	$16.40	$11.81	$13.06
Oct. 28	$0.12	$15.60	$12.10	$12.67
Jan. 27	$0.12	$13.76	$11.25	$12.50
April 28	$0.12	$15.20	$11.96	$12.01

	$0.48

The new credit agreement would prohibit us from paying dividends if “excess availability,” as defined in the new credit agreement, fell below $30 million. As of April 26, 2008 we had $80 million of excess availability under the new credit agreement. Refer to Note 7 of the consolidated financial statements in Item 8 for further discussion of our new credit agreement.

Shareholders

We had about 20,200 shareholders of record at June 13, 2008.

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

Consolidated Five-Year Summary of Financial Data

	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Fiscal Year Ended	4/26/2008	4/28/2007	4/29/2006	4/30/2005	4/24/2004
	(Dollar amounts in thousands, except per share data)

Sales	$1,450,941	$1,621,460	$1,699,806	$1,820,408	$1,714,456
Cost of sales
Cost of goods sold	1,051,656	1,189,734	1,275,053	1,373,046	1,304,085
Restructuring	5,057	3,371	8,479	2,931	8,448

Total cost of sales	1,056,713	1,193,105	1,283,532	1,375,977	1,312,533
Gross profit	394,228	428,355	416,274	444,431	401,923
Selling, general and administrative	399,470	388,738	379,039	366,370	294,742
Restructuring	3,078	7,662	—	—	—
Write-down of intangibles	8,426	—	22,695	—	29,729

Operating income (loss)	(16,746)	31,955	14,540	78,061	77,452
Interest expense	13,899	10,206	11,540	10,442	11,255
Income from Continued Dumping and Subsidy Offset Act, net	7,147	3,430	—	—	—
Interest income	3,614	3,952	3,101	3,744	4,617
Other income (expense), net	5,393	727	(933)	(3,571)	(503)

Income (loss) from continuing operations before income taxes	(14,491)	29,858	5,168	67,792	70,311
Income tax expense (benefit)	(6,954)	10,090	10,758	25,363	33,450

Income (loss) from continuing operations	(7,537)	19,768	(5,590)	42,429	36,861
Income (loss) from discontinued operations (net of tax)	(6,000)	(15,629)	2,549	(7,338)	(34,333)
Extraordinary gains (net of tax)	—	—	—	2,094	—
Cumulative effect of accounting change (net of tax)	—	—	—	—	(8,324)

Net income (loss)	$(13,537)	$4,139	$(3,041)	$37,185	$(5,796)

Diluted weighted average shares outstanding	51,408	51,606	51,801	52,138	53,679
Diluted income (loss) from continuing operations per share	$(0.15)	$0.38	$(0.11)	$0.81	$0.69
Diluted net income (loss) per share	$(0.26)	$0.08	$(0.06)	$0.71	$(0.11)
Dividends declared per share	$0.40	$0.48	$0.44	$0.44	$0.40
Book value on year-end shares outstanding	$8.76	$9.45	$9.86	$10.10	$10.04
Return on average shareholders’ equity*	(1.6)%	4.0%	(1.1)%	8.1%	6.5%
Gross profit as a percent of sales	27.2%	26.4%	24.5%	24.4%	23.4%
Operating profit as a percent of sales	(1.2)%	2.0%	0.9%	4.3%	4.5%
Effective tax rate*	48.0%	33.8%	208.2%	37.4%	47.6%
Return on sales*	(0.5)%	1.2%	(0.3)%	2.3%	2.2%

*	Based on income from continuing operations

Consolidated Five-Year Summary of Financial Data (continued)

	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Fiscal Year Ended	4/26/2008	4/28/2007	4/29/2006	4/30/2005	4/24/2004
	(Dollar amounts in thousands)

Depreciation and amortization	$24,696	$27,204	$29,234	$28,329	$29,112
Capital expenditures	$27,386	$25,811	$27,991	$34,771	$31,593
Property, plant and equipment, net	$171,001	$183,218	$209,986	$210,565	$212,739
Working capital	$263,575	$314,046	$346,667	$409,641	$363,771
Current ratio	2.6 to 1	2.4 to 1	2.5 to 1	2.8 to 1	2.3 to 1
Total assets	$768,870	$878,691	$956,752	$1,026,357	$1,040,914
Long-term debt	$99,578	$113,172	$174,680	$213,549	$181,807
Total debt	$104,370	$151,248	$185,682	$226,309	$224,370
Shareholders’ equity	$450,596	$485,348	$510,345	$527,286	$522,328
Ratio of total debt-to-equity	23.2%	31.2%	36.4%	42.9%	43.0%
Ratio of total debt-to-capital	18.8%	23.8%	26.7%	30.0%	30.0%
Shareholders	20,200	23,900	31,900	26,500	28,500
Employees	10,057	11,700	13,400	14,820	16,125

Unaudited Quarterly Financial Information Fiscal 2008

	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Fiscal Quarter Ended	7/28/2007	10/27/2007	1/26/2008	4/26/2008
	(Dollar amounts in thousands, except per share data)

Sales	$344,396	$365,434	$373,081	$368,030
Cost of sales
Cost of goods sold	259,143	266,658	265,078	260,777
Restructuring	2,561	518	(632)	2,610

Total cost of sales	261,704	267,176	264,446	263,387
Gross profit	82,692	98,258	108,635	104,643
Selling, general and administrative	94,508	98,098	104,672	102,192
Restructuring	1,120	449	877	632
Write-down of intangibles	—	5,809	—	2,617

Operating income (loss)	(12,936)	(6,098)	3,086	(798)
Interest expense	2,097	2,120	2,148	7,534
Income from Continued Dumping and Subsidy Offset Act, net	—	—	7,147	—
Interest income	882	1,023	1,134	575
Other income, net	566	351	3,785	691

Income (loss) from continuing operations before income taxes	(13,585)	(6,844)	13,004	(7,066)
Income tax expense (benefit)	(5,043)	(3,192)	3,876	(2,595)

Income (loss) from continuing operations	(8,542)	(3,652)	9,128	(4,471)
Income (loss) from discontinued operations (net of tax)	(152)	(6,282)	384	50

Net income (loss)	$(8,694)	$(9,934)	$9,512	$(4,421)

Diluted weighted average shares outstanding	51,380	51,410	51,590	51,425
Diluted income (loss) from continuing operations per share	$(0.17)	$(0.07)	$0.18	$(0.09)
Diluted net income (loss) per share	$(0.17)	$(0.19)	$0.18	$(0.09)

Unaudited Quarterly Financial Information Fiscal 2007

	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Fiscal Quarter Ended	7/29/2006	10/28/2006	1/27/2007	4/28/2007
	(Dollar amounts in thousands, except per share data)

Sales	$393,923	$414,614	$404,845	$408,078
Cost of sales
Cost of goods sold	296,008	306,351	291,322	296,053
Restructuring	—	(400)	—	3,771

Total cost of sales	296,008	305,951	291,322	299,824
Gross profit	97,915	108,663	113,523	108,254
Selling, general and administrative	94,683	99,887	101,213	92,955
Restructuring	—	2,265	2,855	2,542

Operating income	3,232	6,511	9,455	12,757
Interest expense	2,526	2,614	2,750	2,316
Income from Continued Dumping and Subsidy Offset Act, net	—	—	3,430	—
Interest income	815	773	1,109	1,255
Other income (expense), net	(545)	575	524	173

Income from continuing operations before income taxes	976	5,245	11,768	11,869
Income tax expense (benefit)	(116)	1,949	4,823	3,434

Income from continuing operations	1,092	3,296	6,945	8,435
Income (loss) from discontinued operations (net of tax)	1,203	(1,342)	(14,766)	(724)

Net income (loss)	$2,295	$1,954	$(7,821)	$7,711

Diluted weighted average shares outstanding	51,971	51,639	51,609	51,522
Diluted income from continuing operations per share	$0.02	$0.06	$0.13	$0.16
Diluted net income (loss) per share	$0.04	$0.04	$(0.15)	$0.15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Introduction

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 70 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 70 stores are part of the larger network of La-Z-Boy Furniture Galleries® stores, which includes a total of 335 stores, the balance of which are independently owned and operated. According to the May, 2008 Top 100 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores network ranks as the largest retailer of upholstered single-brand furniture in the U.S. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.

In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During fiscal 2008, we had four VIEs, operating 34 stores, in our Consolidated Statement of Operations. At the end of fiscal 2007, we had four VIEs, operating 29 stores, in our Consolidated Statement of Operations.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group.  In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. Also included in the Upholstery Group are the operating units Bauhaus and England. This group primarily manufactures and sells upholstered furniture to furniture retailers and proprietary stores. We import cut and sewn fabric and leather kits that allow us to take full advantage of both the cost-saving opportunities presented in Asia and the speed to market advantages of a United States manufacturing base. The Upholstery Group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers and department stores. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group.  Our Casegoods Group today is primarily an importer, marketer and distributor of casegoods (wood) furniture. It also operates two manufacturing facilities in North Carolina. The operating units in the Casegoods Group are American Drew/Lea, Hammary and Kincaid. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group.  The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida. The Retail Group sells mostly upholstered furniture to end consumers through the retail network.

The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

Additionally, we have a La-Z-Boy in-store gallery program with 57 in-store galleries. During the first quarter of fiscal 2008, we began rolling out a new model for our in-store galleries referred to as Comfort Studios. Comfort Studios can be smaller and more adaptable than the current in-store gallery model. Over the last twelve months we have opened 333 Comfort Studios, of which some were new studios and the rest were conversions of in-store galleries and general dealers. We expect to open or convert approximately 80 more Comfort Studios during fiscal 2009. Kincaid, England and Lea also have in-store gallery programs.

Highlights of Our Current Year

All of our segments experienced a decline in sales when compared with the previous year. This can be attributed to the overall weak consumer demand and the decline in the U.S. housing market. We continue to aggressively focus on advertising and merchandising of our product in an attempt to reverse this trend. In addition, we have focused on cutting costs and will continue to do so as needed to keep our expenses in line with revenue.

In the fourth quarter of fiscal 2008, we committed to a restructuring plan which will consolidate all of our branded domestic cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, which will be closed, to other manufacturing facilities within North America. We, expect over the next two years, to incur approximately $17 to $20 million in expenses related to our Mexican facility and the closure of our Tremonton, Utah plant. To date we have incurred restructuring expenses totaling $2.6 million related to the Tremonton, Utah plant and $3.2 million in restructuring costs related to the closure of our Lincolnton, North Carolina upholstery manufacturing facility, which was closed in the first quarter of fiscal 2008. As a result of these moves, we expect to realize in excess of $25 million in annual cost savings, with the full benefit beginning in fiscal 2011.

Over the past year we have consolidated our retail warehouses into four regional distribution centers and have implemented a new computer system in each retail market, which has allowed us to centralize some of our business processes and has streamlined our inventory warehousing function. We expect these changes to generate cost savings in the future as well as enable our Retail Group to operate more efficiently.

During fiscal 2008, we substantially completed the transition to a cellular manufacturing model in our branded manufacturing facilities. The transition to cellular manufacturing has improved the efficiency of our manufacturing process while improving the quality of our product and reducing the time it takes to complete custom orders.

On February 6, 2008, we entered into a new $220 million credit agreement that replaced our previous $100 million dollar credit agreement.

The new credit agreement is secured primarily by our accounts receivable, inventory, cash deposit and securities accounts, and substantially all patents and trademarks, including the La-Z-Boy brand name.

Initial borrowings under the new credit agreement were utilized to repay our outstanding private placement notes in the principal amount of $121 million, a make-whole premium of approximately $6 million, accrued interest of approximately $1.3 million, and fees related to the new credit agreement of approximately $2 million. The make whole premium was expensed in the fourth quarter of fiscal 2008 and the fees related to the new credit agreement were capitalized and will be amortized over the life of the debt. We intend to use any future borrowings for general corporate purposes.

During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated and resulted in a loss of about $5.8 million ($3.6 million net of taxes), of which about $3.4 million related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes). We liquidated the remaining Pennsylvania House inventory, and as a result, recorded an additional loss of $3.0 million.

Since the acquisition of the South Florida retail market during the first quarter of fiscal 2007, the housing market, specifically in that area experienced significant decline; therefore, at the end of the second quarter of fiscal 2008 we re-evaluated our goodwill in South Florida. As a result of the significant change in our expected future cash flows for this business, we recorded an impairment charge of $5.8 million ($3.7 million net of tax), which represents the entire goodwill amount related to South Florida.

In the fourth quarter of fiscal 2008, we completed our annual testing of goodwill and trade names and as a result of this test we recorded an additional impairment charge of $2.6 million ($1.9 million net of tax), which represents a portion of goodwill related to one of our VIE’s due to a decline in expected future cash flows.

Results of Operations

Analysis of Operations: Year Ended April 26, 2008
(Fiscal 2008 compared with 2007)

	(52 Weeks)	(52 Weeks)	Percent
	4/26/2008	4/28/2007	Change
	(Amounts in thousands, except
	per share amounts and percentages)

Upholstery sales	$1,084,418	$1,198,378	(9.5)%
Casegoods sales	213,896	262,721	(18.6)%
Retail sales	190,180	220,319	(13.7)%
Other/eliminations	(37,553)	(59,958)	37.4%
Consolidated sales	$1,450,941	$1,621,460	(10.5)%
Consolidated gross profit	394,228	428,355	(8.0)%
Consolidated gross margin	27.2%	26.4%
Consolidated S,G&A	399,470	388,738	2.8%
S,G&A as a percent of sales	27.5%	24.0%
Upholstery operating income	70,332	78,724	(10.7)%
Casegoods operating income	10,151	20,289	(50.0)%
Retail operating loss	(40,265)	(31,161)	(29.2)%
Corporate and other	(40,403)	(24,864)	(62.5)%
Write-down of intangible assets	(8,426)	—	N/A
Restructuring	(8,135)	(11,033)	26.3%
Consolidated operating income (loss)	$(16,746)	$31,955	(152.4)%
Upholstery operating margin	6.5%	6.6%
Casegoods operating margin	4.7%	7.7%
Retail operating margin	(21.2)%	(14.1)%
Consolidated operating margin	(1.2)%	2.0%
Income (loss) from continuing operations	$(7,537)	$19,768	(138.1)%
Diluted income (loss) per share from continuing operations	$(0.15)	$0.38	(139.5)%

Sales

Consolidated sales were down 10.5% when compared with fiscal 2007 due in large part to a weak retail environment attributable to weak consumer demand.

Upholstery Group sales were down 9.5% compared with fiscal 2007. Sales price increases resulted in a 2.1% increase in sales; however this was offset by a decrease in sales volume due to an overall weak consumer demand, which we associate with the significant decline in consumer confidence and the uncertainty in the housing market.

Our Casegoods Group sales decreased 18.6% compared with fiscal 2007. Sales price increases resulted in a 1.1% increase in sales; however, this was offset by a decrease in sales volume which occurred across all of our Casegoods operating units due to weak consumer demand. In addition to weak demand, our sales also were impacted by the increase in liquidation sales of distressed furniture of other companies, which flooded the market with deeply discounted product.

Retail Group sales decreased 13.7% when compared with fiscal 2007. During the second half of fiscal 2008, we exited the Pittsburgh, Pennsylvania and Rochester, NY markets which resulted in a 6.9% decline in sales in fiscal 2008 when compared to fiscal 2007. The remaining decrease in sales was related to the negative effect that housing sales declines have had on the home furnishings market and the weak consumer demand.

Included in Other/eliminations are the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group. The majority of the change in Other/eliminations was attributable to a $3.4 million decrease in intercompany sales eliminations. The reduction of intercompany sales eliminations was a result of a decrease in same store sales to company-owned stores due to the weak consumer demand. Sales of our VIEs increased in fiscal 2008 when compared to fiscal 2007 as the result of having five additional stores in fiscal 2008.

Gross Margin

Gross margin increased during fiscal 2008 in comparison to fiscal 2007. Over the past several years we closed several manufacturing plants and converted our remaining plants to a cellular manufacturing process. These changes helped increase our gross margin in fiscal 2008. In addition to these changes, the following items also impacted gross margin during fiscal 2008:

•	Our sales price increases, mainly on our La-Z-Boy branded product, increased our gross margin by 1.8 percentage points; however, most of our other operating units experienced lower gross margins due to the decline in volume.

•	In the fall of 2007, we began a joint national advertising campaign with our La-Z-Boy Furniture Galleries® stores where costs are shared between our company-owned and dealer-owned stores. In fiscal 2008 the reimbursed advertising from our dealers that was included in sales increased our gross margin by 0.3 percentage points.

•	Restructuring related expense increased during fiscal 2008 when compared to fiscal 2007, which reduced gross margin by 0.1 percentage points. The increase was primarily related to the Tremonton, Utah plant closure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) increased $10.7 million or 2.8% when compared with the prior year. S,G&A also increased as a percent of sales in fiscal 2008 compared with fiscal 2007.

•	During fiscal 2007, we recorded $14.4 million in gains from the sale of several properties whereas in fiscal 2008 we recorded a loss of $0.3 million related to several property sales.

•	During fiscal 2008, expense for bad debts increased by about $4.1 million when compared with fiscal 2007 due to the overall weakness in the retail environment and an increase in our past due accounts.

•	In fiscal 2007, we reduced our warranty reserve by $3.9 million due to a trend of lower warranty costs incurred beyond one year after the sale of the product. Our trends showed that a majority of our claims were from product sold in the past twelve months thus reducing our liability, along with estimated amounts required for currently known warranty issues. This adjustment was not duplicated in fiscal 2008.

•	Advertising costs increased over the prior year by approximately $3.0 million due to our national advertising campaign which began in the fall of 2007. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about one third of the cost of the program. Because of this shared cost arrangement, the increase in advertising expense was reported as a component of SG&A and was partially offset by the reimbursement of the dealers’ portion of the cost which was reported as a component of sales.

Restructuring

Restructuring costs (including those included in total cost of sales) totaled $8.1 million for fiscal 2008 as compared with $11.0 million in fiscal 2007. The restructuring costs in fiscal 2008 related to our closure of several manufacturing facilities, consolidation of retail warehouses and closure of underperforming retail stores. These costs were comprised mainly of fixed asset impairments and lease termination, severance and other restructuring costs. Of the $8.1 million and $11.0 million in restructuring costs during fiscal 2008 and 2007, respectively, $5.1 million and $3.4 million were classified in total cost of sales. The remaining restructuring costs of $3.0 million and $7.6 million were classified as an operating expense line item below S,G&A related to Retail operations. The restructuring costs in S,G&A for fiscal 2008 and 2007 related to the consolidation of retail warehouses and the closure of underperforming retail stores.

Operating Margin

Our consolidated operating margin was (1.2)% for fiscal 2008 and included 0.6 percentage points of restructuring charges and an additional 0.6 percentage points for a write-down of intangibles related to one of our VIEs. Operating margin for fiscal 2007 was 2.0% and included 0.7 percentage points of restructuring charges and 0.9 percentage points of income related to gains on property sales. While we have increased our gross margin as a percent of sales as compared to fiscal 2007, our S,G&A expenses have increased both in dollars and as a percent of net sales. With the significant decline in sales as compared to fiscal 2007, we have been unable to absorb the fixed S,G&A expenses to maintain our operating margin.

The Upholstery Group operating margin was flat for fiscal 2008 when compared with the prior year. Selling price increases accounted for a 2.1 percentage point increase in our operating margin over the prior year, however the significant decrease in volume more than offset the benefit received from increasing our sales price. Provision for doubtful accounts increases in fiscal 2008 accounted for a 0.4 percentage point decrease when compared with fiscal 2007 due to the overall depressed economic climate. Increases in advertising expense accounted for a 0.4 percentage point decrease due to the previously discussed national advertising campaign.

Our Casegoods Group operating margin decreased 3.0 percentage points during fiscal 2008 versus fiscal 2007. The changes that were made in the overhead structure as a result of transitioning to a primarily import business model from a manufacturing based business model reduced the affect that the significant volume reduction had on margins; however, with the 18.6% decline in sales volume, we were unable to offset our fixed costs.

Our Retail Group operating margin decreased by 7.1 percentage points during fiscal 2008 in comparison to fiscal 2007. Our occupancy costs have increased 6.4 percentage points during fiscal 2008 as we continued to convert, relocate and build new stores in our retail market, but the significant decline in our net sales significantly impacted our operating margins as we were not able to absorb these higher fixed costs. In addition, we completed the consolidation of our warehouses and computer systems during the fiscal year, which further affected our margins as we absorbed duplicate costs, start-up costs and additional discounting of product as we consolidated warehouses.

Corporate and Other operating loss increased $15.5 million during fiscal 2008 when compared with fiscal 2007. Gains recognized in S,G&A in the prior year on long-lived assets that we sold were $14.4 million higher in fiscal 2007 than in fiscal 2008. Additionally, during the first half of fiscal 2008, we concluded an overall retail test marketing program which increased our expenses by $1.9 million. In contrast, our VIEs’ operating losses for fiscal 2008 were $0.6 million less than fiscal 2007, which related in part to a $2.6 million legal settlement. This favorable settlement was offset by lower operating results.

Write-down of Intangibles

Since the acquisition of the South Florida retail market during the first quarter of fiscal 2007, the housing market in that area has experienced significant decline; therefore, at the end of the second quarter of fiscal 2008 we re-evaluated our goodwill in South Florida. As a result of the significant change in our expected future cash flows for this business, we recorded an impairment charge of $5.8 million, $3.7 million net of tax, which represents the entire goodwill amount related to South Florida.

In the fourth quarter of fiscal 2008, we completed our annual testing of goodwill and trade names and as a result of this test we recorded an additional impairment charge of $2.6 million ($1.9 million net of tax), which represents a portion of goodwill related to one of our VIE’s due to a decline in expected future cash flows.

Income from Continued Dumping and Subsidy Offset Act

We recorded $7.1 million and $3.4 million as Income from Continued Dumping and Subsidy Offset Act, net of legal expenses, during fiscal 2008 and fiscal 2007, respectively, from the receipt of funds under the Continued

Dumping and Subsidy Act (“CDSOA”) of 2000 involving wooden bedroom furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition. Due to the uncertainty associated with the timing and amount of future receipts we will record such amounts upon receipt.

Interest Expense

Interest expense for fiscal 2008 was significantly more than fiscal 2007 due primarily to a $6 million make-whole premium paid to our private placement note-holders when we settled the notes with the proceeds from our new credit facility. Interest expense is expected to be less in fiscal 2009 compared to fiscal 2008 due to the absence of a make whole premium in fiscal 2009 and the effective interest rate of our new facility being lower than the interest rates on the private placement notes that were settled.

Income Taxes

Our effective tax rate for continuing operations was 48.0% in fiscal 2008 compared with 33.8% in fiscal 2007. During fiscal 2008 we realized a benefit from the prior years’ losses of our European joint venture. In addition during fiscal 2008 the tax rate was significantly affected by the foreign tax rate differential, this was primarily related to the dividend from our operating unit in the United Kingdom.

The rate for fiscal 2008 was also unfavorably impacted by a decrease in the cash surrender value of company owned life insurance policies, which resulted in an expense under accounting rules but no deductions for income tax purposes.

Other Income

Other income, net, increased during fiscal 2008 by $4.8 million when compared with fiscal 2007. During the third quarter of fiscal 2008 we sold several investments resulting in a $3.8 million gain in order to utilize our capital loss carry-forwards.

Discontinued Operations

During fiscal 2008, we recognized a loss from discontinued operations of $6.0 million after tax. We completed the sale of our Clayton Marcus operating unit and our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated and resulted in a loss of about $5.8 million ($3.6 million net of taxes), of which about $3.4 million related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes). We liquidated the remaining Pennsylvania House inventory, and as a result, recorded an additional loss of $3.0 million.

Results of Operations

Analysis of Operations: Year Ended April 28, 2007
(Fiscal 2007 compared with 2006)

	(52 Weeks)	(52 Weeks)	Percent
	4/28/2007	4/29/2006	Change
	(Amounts in thousands, except per share amounts and percentages)

Upholstery sales	1,198,378	1,270,746	(5.7)%
Casegoods sales	262,721	292,553	(10.2)%
Retail sales	220,319	213,438	3.2%
Other/eliminations	(59,958)	(76,931)	22.1%
Consolidated sales	$1,621,460	$1,699,806	(4.6)%
Consolidated gross profit	428,355	416,274	2.9%
Consolidated gross margin	26.4%	24.5%
Consolidated S,G&A	388,738	379,039	2.6%
S,G&A as a percent of sales	24.0%	22.3%
Upholstery operating income	78,724	83,160	(5.3)%
Casegoods operating income	20,289	17,125	18.5%
Retail operating loss	(31,161)	(26,006)	(19.8)%
Corporate and other	(24,864)	(28,565)	13.0%
Write-down of intangible assets	—	(22,695)	N/A
Restructuring	(11,033)	(8,479)	(30.1)%
Consolidated operating income	$31,955	$14,540	119.8%
Upholstery operating margin	6.6%	6.5%
Casegoods operating margin	7.7%	5.9%
Retail operating margin	(14.1)%	(12.2)%
Consolidated operating margin	2.0%	0.9%
Income (loss) from continuing operations	$19,768	$(5,590)	453.6%
Diluted income (loss) per share from continuing operations	$0.38	$(0.11)	445.5%

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

Our Casegoods Group sales decreased 10.2% compared with fiscal 2006. The decrease in sales occurred across all of our Casegoods operating units and was primarily focused among smaller customers which were impacted more severely by the weak industry retail environment.

Retail Group sales increased 3.2% when compared with fiscal 2006. The acquisition of the six stores in the southeastern Florida market generated a 6.5% sales increase for our Retail Group during fiscal 2007. This increase in sales was partially offset by the continuing effects of inconsistent consumer confidence in the retail industry.

Included in Other/eliminations are the sales by our VIEs and the elimination of sales between our Upholstery and Casegoods Groups to our Retail Group. The majority of the change in Other/eliminations was attributable to a $13.1 million increase in VIEs’ sales and a $3.9 million decrease in intercompany sales eliminations. The reduction of intercompany sales eliminations was a result of a decrease in same store sales to company-owned stores due to the weak retail environment. The VIE sales increase was related to additional stores that were opened, the conversion of existing stores to the New Generation format and our Canadian VIE being consolidated for four quarters in fiscal 2007 versus three quarters for fiscal 2006.

Gross Margin

Gross margin increased during fiscal 2007 in comparison to fiscal 2006. Over the last couple years we closed several manufacturing plants and began the process of converting our remaining plants to a cellular manufacturing process. These changes have increased our gross margin for fiscal 2007. In addition to these changes, the following items also impacted gross margin during fiscal 2007:

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) increased $9.7 million due primarily to the addition of nine retail stores and the acquisition of six stores in our Retail Group and expansion in our VIEs. S,G&A also increased as a percent of sales in fiscal 2007 compared with the prior year. The higher level of S,G&A in dollars was mainly attributable to:

•	The Retail Group and our VIEs have a higher S,G&A structure than our Upholstery and Casegoods Groups. As the retail side of our business grew as an overall percentage of our net sales, the overall S,G&A percentage increased as a percent of sales. The impact on fiscal 2007 was approximately 1.0 percentage point greater than fiscal 2006.

•	We incurred additional expenses in the Retail Group related to six acquired stores, including increased advertising, higher occupancy costs and other selling expenses as well as transitional costs which added to S,G&A for fiscal 2007. In addition the new retail locations impacted our S,G&A as a percent of sales due to start-up costs.

•	The adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment had a $2.4 million impact during fiscal 2007 for the expensing of stock options.

Somewhat offsetting these increases in S,G&A was a reduction of our warranty reserve by $4.2 million. This adjustment of $4.2 million reflected a trend towards lower aggregate warranty costs, particularly costs incurred one year after sale of the product. The adjustment also reflected remediation of other specific warranty-related issues. Together, these items reduced the reserve for future warranty costs. Additionally we sold several properties during the year resulting in increased gains of $10.4 million during fiscal 2007 when compared with fiscal 2006.

Restructuring

Restructuring costs totaled $11.0 million for fiscal 2007 as compared with $8.5 million in fiscal 2006. The restructuring costs in fiscal 2007 related to our closure of several manufacturing facilities, consolidation of retail warehouses, closure of underperforming retail stores, and our decision to exit the Pittsburgh, PA and Rochester, NY retail markets and were somewhat offset by the sale of several facilities that were part of previous restructurings. These costs were comprised mainly of fixed asset impairments and lease termination, severance and other restructuring costs. Due to the Retail restructuring costs, the fiscal 2007 expense had $7.6 million reclassified as an operating expense line item below S,G&A related to Retail operations. The restructuring cost for the prior year mainly related to the closure of our Canadian manufacturing facility and was recorded as a component of cost of sales.

Operating Margin

Our consolidated operating margin was 2.0% for fiscal 2007 and included 0.7 percentage points of restructuring charges and 0.9 percentage points of income related to gains on property sales. Operating margin for fiscal 2006 was 0.9% and included 1.3 percentage points 0.5 percentage points of restructuring charges and 0.2 percentage points of income related to gains on property sales.

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

Corporate and Other operating loss decreased $3.7 million during fiscal 2007 when compared with fiscal 2006. Gains recognized in S,G&A on long-lived assets that we sold were $10.4 million higher than in fiscal 2006. Offsetting those gains were consulting fees of $2.4 million for the review of our Retail operations in order to assess our plan to improve profitability. In addition the adoption of SFAS 123(R) in the first quarter of fiscal 2007 contributed $2.4 million of stock option expense in fiscal 2007, and our VIEs’ operating losses for fiscal 2007 were $1.2 million greater than fiscal 2006.

Income from Continued Dumping and Subsidy Offset Act

We recorded $3.4 million as income, net of legal expenses, during fiscal 2007 from the receipt of funds under the CDSOA involving wooden bedroom furniture imported from China. Receipt of funds during the prior year was insignificant.

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

The rate for fiscal 2006 was also favorably impacted due to the increase in the cash surrender value of company owned life insurance policies. Typically the increase in cash surrender value of such policies is treated as a permanent item not subject to taxation. During fiscal 2007, we expressed our intent to redeem a portion of these policies, the redemption of which would be a taxable event. Consequently during fiscal 2007, the favorable tax rate impact due to the current year increase in the value of all of the policies was almost entirely offset by the tax expense that was accrued relative to the anticipated gain on the redemption of a portion of the policies.

Other Income

Other income increased in fiscal 2007 when compared with fiscal 2006 due to a decrease in realized foreign currency exchange losses and increased interest income.

Discontinued Operations

As discussed in the introduction, we recorded an after-tax impairment charge of $14.6 million during fiscal 2007 relating to assets of our discontinued operations. In addition, we recorded a loss of $1.7 million after-tax from our discontinued operations. In the prior year, discontinued operations earned $2.5 million after-tax which was mostly attributable to American of Martinsville and had minimal impact on fiscal 2007 due to its sale in the first quarter.

Liquidity and Capital Resources

Our total assets at the end of fiscal 2008 decreased $109.8 million compared with the end of fiscal 2007. The majority of this decrease related to cash, which decreased $36.7 million when compared to fiscal 2007 as a result of payments on our debt. The remaining decrease was related to the sale of our Clayton Marcus operating unit and the Pennsylvania House trade name during fiscal 2008 as well as declines in our trade accounts receivable and inventory. In addition, we wrote off $8.4 million ($5.6 million net of tax) of intangibles.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future however we have recently reduced our quarterly dividend from $0.12 per share to $0.04 per share. Capital expenditures for fiscal 2008 were $27.4 million compared with $25.8 million during fiscal 2007. In fiscal 2008, we exercised a $5.2 million option to purchase property, which we subsequently sold and leased back. Similarly during the first quarter of fiscal 2007 we exercised a $3.0 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $25 to $28 million in fiscal 2009.

On February 6, 2008, we entered into a new $220 million credit agreement that replaced our previous $100 million dollar credit agreement.

The new credit agreement is secured primarily by all of our accounts receivable, inventory, cash deposit and securities accounts, and substantially all patents and trademarks, including the La-Z-Boy brand name. The new credit agreement is a revolving credit facility with a commitment of $220 million subject to a borrowing base of certain eligible accounts receivable and inventory. The new credit agreement also allows for the issuance of letters of credit. Interest under the new credit agreement is set at LIBOR plus 2.0% for the first six months and thereafter will fluctuate from LIBOR plus 1.75% to 2.25%.

Initial borrowings under the new credit agreement were utilized to repay the outstanding private placement notes in the principal amount of $121 million, along with a make-whole premium of approximately $6 million, which was expensed in the fourth quarter, accrued interest of approximately $1.3 million, and fees related to the new credit agreement of approximately $2 million, which was capitalized and amortized over the life of the debt. We intend to use any future borrowings for general corporate purposes.

The new credit agreement would prohibit us from paying dividends if “excess availability,” as defined in the new credit agreement, fell below $30 million. Certain covenants and restrictions, including a fixed charge coverage ratio, also would become effective if excess availability under the new credit agreement fell below $30 million. As of April 26, 2008 we had $75 million outstanding and $80 million of excess availability under the new credit agreement.

The following table illustrates the main components of our cash flows:

	Year Ended
Cash Flows Provided From (Used For)	4/26/2008	4/28/2007
	(Amounts in thousands)

Operating activities
Net income, depreciation and deferred taxes	$5,132	$14,953
Write-down of assets of businesses held for sale	2,159	14,936
Write-down of intangibles	8,426	—
(Gain) loss on sales of discontinued operations (net of tax)	3,696	(935)
Restructuring	8,135	11,033
Stock option, performance-based and restricted stock expense	4,527	3,959
Working capital and other	17,164	(10,713)

Cash provided from operating activities	49,239	33,233
Investing activities
Capital expenditures	(27,386)	(25,811)
Proceeds from disposal of assets	8,761	46,974
Proceeds from sale of discontinued operations	4,169	42,659
Other investing activities	313	(1,778)

Cash provided from (used for) investing activities	(14,143)	62,044
Financing activities
Repurchase of common stock	—	(6,947)
Net decrease in debt	(50,929)	(36,696)
Dividends paid	(20,746)	(24,886)
Other financing activities	(269)	1,340

Cash used for financing activities	(71,944)	(67,189)
Exchange rate changes	109	(456)

Net increase (decrease) in cash and cash equivalents	$(36,739)	$27,632

Operating Activities

For fiscal 2008, net cash provided by operating activities was $49.2 million, compared with $33.2 million for fiscal 2007. The increase in 2008 operating cash flows was due mainly to changes in accounts receivable, inventory and accrued liabilities. Discontinued operations did not have a significant impact on the cash provided by operating activities for fiscal 2008.

Investing Activities

During fiscal 2008, net cash used for investing activities was $14.1 million, whereas $62.0 million was provided by investing activities during fiscal 2007. In fiscal 2008, $6.4 million in proceeds was generated by a sale-leaseback transaction we entered into with a third party. We exercised an option to purchase a property, sold it to a third party and then subsequently leased it back. Also, during fiscal 2008, $4.2 million of proceeds were received for the sale of Clayton Marcus operating unit and Pennsylvania House trade name. These proceeds were offset by our capital expenditures of $27.4 million. During fiscal 2007, $33.2 million of proceeds were received for the sale of our operating unit American of Martinsville, along with $47.0 million of proceeds for the sale of multiple properties, offset by $25.8 million of capital expenditures.

Financing Activities

Our financing activities included borrowings and payments on our debt facilities, dividend payments, issuances of stock and stock repurchases. We used $71.9 million of cash in financing activities in fiscal 2008 compared with $67.2 million of cash used in financing activities during fiscal 2007. Our discontinued operations did not have a material impact on cash flows from financing activities for fiscal 2008.

The following table summarizes our contractual obligations of the types specified:

	Payments by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Amounts in thousands)

Long-term debt obligations	$103,097	$3,978	$12,236	$79,750	$7,133
Capital lease obligations	1,275	814	461	—	—
Operating lease obligations	351,613	40,617	75,679	62,580	172,737
Interest obligations	20,851	4,651	8,629	7,376	195
Other long-term liabilities not reflected on our balance sheet	210	105	105	—	—

Total contractual obligations	$477,046	$50,165	$97,110	$149,706	$180,065

In the first quarter of fiscal 2008 we adopted FIN 48 and as a consequence, the balance sheet at the end of the fiscal year reflected a $4.9 million liability for uncertain income tax positions. We reasonably expect that a portion of this liability will be settled within the next 12 months. This amount expected to be resolved within the next 12 months is comprised of gross unrecognized tax benefits of $1.5 million and interest of $0.6 million, net of deferred taxes of $0.7 million and penalties of $0.4 million. The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.

Our debt-to-capitalization ratio was 18.8% at April 26, 2008, 23.8% at April 28, 2007, and 26.5% at April 29, 2006.

Our Board of Directors has authorized the repurchase of company stock. As of April 26, 2008, 5.4 million additional shares could be purchased pursuant to this authorization. No shares were repurchased during fiscal 2008.

We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $13.4 million. Of this, $2.7 million will expire within one year, $4.1 million in one to three years, $2.5 million in four to five years, and $4.1 million thereafter.

In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the fourth quarter of fiscal 2008, we had $50.5 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable.

We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties and, as a result, such estimates may significantly impact our financial results. These policies were identified as critical because they are broadly applicable within our operating units. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the assumptions underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We make frequent comparisons of actual experience to our assumptions in order to mitigate the likelihood of material adjustments. Our critical accounting policies and changes to critical estimates are reviewed by management with the Audit Committee of our Board of Directors.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 61% and 63% of our inventories at April 26, 2008, and April 28, 2007, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis.

Revenue Recognition and Related Allowances

For our largest division, from inception through the third quarter of fiscal 2008, we recognized revenue for certain shipments using third-party carriers upon shipment of the product. In the fourth quarter of fiscal 2008, we determined that we should not recognize revenue until product delivery date for this division. We performed a detailed analysis and determined that the impact of recording the cumulative impact of the correction in the fourth quarter of fiscal 2008 was immaterial to the full year and fourth quarter of fiscal 2008 and all prior periods. As a result, we recorded the cumulative impact of this correction in the fourth quarter of fiscal 2008. This change resulted in a deferral of $11.0 million of revenue, and a decrease in cost of goods sold of $8.2 million, which increased our net loss by $1.5 million.

For the remainder of the company, shipping terms using third-party carriers are FOB shipping point and revenue is recognized upon shipment of product. For product sold by our Retail segment or shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Other incentives offered to customers include cash discounts, advertising agreements and other sales incentive programs. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Other sales incentives are recorded as a reduction of revenue at the time of sale. Our advertising agreements, except co-op, give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

Goodwill and Trade Names

In accordance with SFAS No. 142, goodwill and trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name was established based upon a royalty savings approach. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based on the discounted cash flows which require us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and discount rates. While we believe that the estimates and assumptions, underlying the valuation methodology are reasonable, different estimates and assumptions and changes in economic conditions could result in additional impairment. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to determine the monetary value of impairment.

During the second quarter of fiscal 2008, we performed an evaluation of goodwill in our South Florida retail market due to the drastic decline in the housing market as well as double-digit declines in sales over the twelve month period ending October, 2007. These declines triggered the need to evaluate our goodwill and intangible assets for impairment under SFAS No. 142 in advance of our normal impairment assessment in the fourth quarter. As a result of the significant change in our expected future cash flows for this business, we recorded an impairment charge of $5.8 million, ($3.6 million after tax), which represented the entire goodwill amount.

In the fourth quarter of fiscal 2008, we completed our annual testing of goodwill and trade names and as a result of this test we recorded an additional impairment charge of $2.6 million ($1.6 million net of tax), which represents a portion of goodwill related to one of our VIE’s due to a decline in expected future cash flows.

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

Other Loss Reserves

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. In fiscal 2008, our allowance for doubtful accounts for trade accounts receivable and long-term notes increased from $15.6 million to $20.7 million. This increase is mainly attributed to the effect of weak consumer demand on our customers which has impacted their ability to pay.

We have other loss exposures arising from the ordinary course of business, including inventory obsolescence, litigation, environmental claims, health insurance, product liability, warranty, restructuring charges and the recoverability of deferred income tax benefits. Establishing loss reserves requires the estimate and judgment of management with respect to risk and ultimate liability. We use legal counsel or other experts, including actuaries as appropriate, to assist in developing estimates. Due to the uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We use historical and projected future operating results, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations. Additional factors that we consider when making judgments about the tax valuation include tax law changes, a recent history of cumulative losses, and variances in future projected profitability.

Pensions

We maintain defined benefit pension plans for eligible factory hourly employees at some operating units. Our largest plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost. Additionally, we closed our Canadian manufacturing facility during fiscal 2007 and terminated the pension plan associated with that business during the fourth quarter of fiscal 2008. Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis using various assumptions and estimates including discount rates, long-term rates of return, estimated remaining years of service and estimated life expectancy. Each year, we compare the actual experience to the more significant assumptions used; if warranted, we make adjustments to the assumptions.

Our pension plan discount rate assumption is evaluated annually. The discount rate selected for our U.S. plans is based upon a single rate developed after matching expected benefit payments to a yield curve for high-quality fixed-income investments. Yields on high-quality fixed-income investments, were 6.21% based on the Citigroup High Grade Credit index at the end of fiscal 2008. For our U.S. plans, we utilized a discount rate of 6.60% at April 26, 2008, compared with a rate of 6.05% at April 28, 2007, and 6.45% at April 29, 2006.

Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations. The expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the markets and any expected changes in investment policy.

Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on plan assets annually. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans. The rate of return assumption for U.S. plans as of April 26, 2008, and April 28, 2007, was 8.0%. The expected rate of return assumption as of April 26, 2008, will be used to determine pension expense for plans in 2009.

Our long-term stated investment objective is to maximize the investment return with the least amount of risk through a combination of capital appreciation and income. The strategic asset allocation targets are 65% equities and 35% fixed income within a range of 5% of the target. As of April 26, 2008, our weighted average asset allocation was 63% equity securities and 37% fixed-income investments. As of April 28, 2007, our weighted average asset allocation was 71% equity securities and 29% fixed-income investments.

Our non-qualified retirement plan was not funded at April 26, 2008. We hold investments in a Rabbi trust that supports the liability of the plan. We are not required to make any contributions to the other defined benefit plans in fiscal year 2009.

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

We expect that the fiscal 2009 pension expense after considering all relevant assumptions will be minimal compared with $0.2 million in fiscal 2008. We do not believe that a 25 basis point change in our discount rate or our expected return on plan assets would have a material impact on our financial statements.

Financial Guarantees

We have provided secured and unsecured financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The lease guarantees are generally for real estate leases and have remaining terms from one to nine years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees.

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $13.4 million as of April 26, 2008.

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

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured products as well as various accessories purchased from approved La-Z-Boy vendors. Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support. However, there are certain independent dealers that we have determined may not have sufficient equity. In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans, entered into leases and/or guaranteed certain leases.

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of their equity. We recognize all net earnings of these VIEs to the extent of recouping the losses previously recorded. Earnings in excess of our losses are attributed to equity owners of the dealers and are recorded as minority interest. We had four consolidated VIEs for fiscal 2008 and 2007.

Our consolidated VIEs recognized $51.9 million and $45.6 million in sales, net of intercompany eliminations, in fiscal 2008 and fiscal 2007, respectively. Additionally, we recognized a net loss per share of $0.11 and $0.11 in fiscal 2008 and fiscal 2007, respectively, resulting from the operating results of these VIEs. The VIEs, after the elimination of intercompany activity, had the impact of reducing our assets by $3.8 million for fiscal 2008 and increasing our assets by $2.8 million for fiscal 2007.

Restructuring

During the fourth quarter of fiscal 2008, we expressed our commitment to a restructuring plan which will consolidate all of our domestic cutting and sewing operations in Mexico and will transfer production from our Tremonton, Utah plant, which will be closed, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. The transition of our cutting and sewing operations to Ramos Arizpe, Mexico, in the state of Coahuila, will impact approximately 1,050 La-Z-Boy employees at the five remaining facilities and will take place over a period of 18 to 24 months. We expect to begin production at our Mexican facility in early calendar 2009. Our Utah facility, which employed 630 people, will cease operations during the summer of 2008 and production will be shifted to our remaining manufacturing facilities. As a result of this transition, we expect to add approximately 400 positions to our other plants. In connection with these activities, we expect to record pre-tax restructuring and related asset impairment charges of $17 to $20 million or $0.20 to $0.24 per share for severance and benefits, write-down of certain fixed assets, and other restructuring costs. To date, we have incurred $2.6 million in restructuring expenses, which included severance, benefit related costs and asset impairment.

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

During fiscal 2008, we recorded pre-tax restructuring charges of $8.1 million or $0.10 per diluted share, using our marginal tax rate, covering severance and benefits, write-down of certain fixed assets in addition to other restructuring costs which were expensed as incurred. Of these costs $5.1 million was reported as a component of Cost of Sales with the remainder in Selling, General and Administrative. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

During fiscal 2007 and 2008, several of our Retail warehouses were consolidated into larger facilities, and several underperforming stores were closed. Approximately 127 jobs were eliminated as a result of these closures. During fiscal 2008, we recorded pre-tax restructuring charges of $3.0 million or $0.04 per diluted share, using our marginal tax rate, covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of Selling, General and Administrative costs. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

As of April 26, 2008, we had a remaining restructuring liability of $3.8 million which is expected to be paid out or written off as follows: $2.7 million in fiscal 2009, $0.9 million in fiscal 2010, $0.1 million in fiscal 2011 and $0.1 million thereafter.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

	Fiscal 2008
			Cash
			Payments
	4/28/2007	Charges to	or Asset	4/26/2008
	Balance	Expense	Write-Offs	Balance
	(Amounts in thousands)

Severance and benefit-related costs	$2,177	$3,253	$(2,588)	$2,842
Fixed asset write-downs, net of gains	—	364	(364)	—
Contract termination costs	1,257	2,019	(2,337)	939
Other	—	2,499	(2,499)	—

Total restructuring	$3,434	$8,135	$(7,788)	$3,781

	Fiscal 2007
			Cash
			Payments
	4/29/2006	Charges to	or Asset	4/28/2007
	Balance	Expense	Write-Offs	Balance
	(Amounts in thousands)

Severance and benefit-related costs	$891	$2,537	$(1,251)	$2,177
Fixed asset write-downs, net of gains	—	1,091	(1,091)	—
Contract termination costs	—	3,441	(2,184)	1,257
Other	—	3,964	(3,964)	—

Total restructuring	$891	$11,033	$(8,490)	$3,434

Stock-Based Compensation

On April 30, 2006, we adopted the fair-value recognition provisions of SFAS No. 123(R) using a modified-prospective transition method. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and requires us to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or canceled after that date. In addition, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share Based Payments (“SAB 107”) relating to SFAS No. 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS No. 123(R).

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

The fair value of each option grant was estimated using a Black-Scholes option-pricing model. For the options granted in fiscal 2008, expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures were estimated at the date of grant based on historical experience.

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. In accordance with APB Opinion No. 25, there was no stock-based compensation expense recognized related to employee stock options during fiscal 2006.

Stock-based compensation expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for fiscal 2008 was $1.8 million, which reduced net income by $1.1 million using our marginal tax rate and earnings per share by $0.02. As of April 26, 2008, there was $2.5 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.5 years.

Regulatory Developments

The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. We received $7.1 million of CDSOA payments during fiscal 2008 and $3.4 million during fiscal 2007. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

Recent Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements in Item 8 for detailed information regarding accounting pronouncements.

Business Outlook

Overall macroeconomic factors continue to impact the home furnishings industry and we believe it will be some time before the environment improves. As we experienced in fiscal 2008, due to seasonality issues and the way in which our fiscal year rolls out (May through April), we anticipate the second half of our fiscal year to be stronger than the first half. We will continue to make changes to our business to positively impact both the top and bottom lines; however, we remain cautious in our outlook for the full fiscal 2009 year and anticipate a 3% to 7% decrease in sales compared with fiscal 2008 and earnings per share to be in the range of $0.15 to $0.25. Our guidance does not include restructuring charges, potential income from anti-dumping monies, or any further effect from discontinued operations or the write-down of intangible assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and revolving credit facility under which we had $75 million of borrowings at April 26, 2008. Subsequent to April 26, 2008 we entered into a three year interest rate swap agreement in order to fix $20 million of our floating rating debt under our revolving credit facility. Management estimates that a one percentage point change in interest rates would not have a material impact on our operations.

We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At April 26, 2008, we had no foreign currency forward contracts outstanding. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. However, a change in the value of the Chinese currency could be one of several factors that could inflate costs in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report to our Shareholders

Management’s Responsibility for Financial Information

Management of La-Z-Boy Incorporated is responsible for the preparation, integrity and objectivity of La-Z-Boy Incorporated’s consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. Those consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. In preparing those consolidated financial statements, Management was required to make certain estimates and judgments, which are based upon currently available information and Management’s view of current conditions and circumstances.

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

On August 22, 2007, La-Z-Boy Incorporated’s Chief Executive Officer submitted his annual certification to the New York Stock Exchange stating that he was not aware of any violation by the corporation of the Exchange’s corporate governance listing standards. La-Z-Boy filed the certifications by its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for the fiscal year ended April 26, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 26, 2008. The effectiveness of the Company’s internal control over financial reporting as of April 26, 2008, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management has excluded two La-Z-Boy Furniture Galleries® operations from our assessment of internal control over financial reporting because we do not have the right or authority to assess the internal controls of the consolidated entity and we also lack the ability, in practice, to make that assessment. These two retail furniture businesses were created prior to December 15, 2003, and were consolidated by La-Z-Boy Incorporated on April 24, 2004 upon the adoption of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. The combined total assets and total revenues of the excluded businesses represented 1.3% and 2.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 26, 2008.

Kurt L. Darrow
President and Chief Executive Officer

Louis M. Riccio, Jr.
Senior VP and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 26, 2008 and April 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended April 26, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements the Company changed its method of accounting for share based compensation effective April 30, 2006. As discussed in Note 9 to the consolidated financial statements the Company changed its method of accounting for defined benefit pension plans effective April 28, 2007. As discussed in Note 16 to the consolidated financial statements the Company changed its method of accounting for uncertainties in income taxes effective April 29, 2007.

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

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded two La-Z-Boy Furniture Galleries operations from its assessment of internal control over financial reporting, as of April 26, 2008, because the Company does not have the right or authority to assess the internal controls of the consolidated entity and also lacks the ability in practice, to make that assessment. The two retail furniture operations were created prior to December 15, 2003, and were consolidated by the Company on April 24, 2004 upon the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities. The combined total assets and total revenues of the excluded businesses represent 1.3% and 2.5% respectively, of the related consolidated financial statement amounts as of and for the year ended April 26, 2008. We have also excluded these operations from our assessment.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
June 17, 2008

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
	(52 Weeks)	(52 Weeks)	(52 Weeks)
	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands, except per share data)

Sales	$1,450,941	$1,621,460	$1,699,806
Cost of sales
Cost of goods sold	1,051,656	1,189,734	1,275,053
Restructuring	5,057	3,371	8,479

Total cost of sales	1,056,713	1,193,105	1,283,532
Gross profit	394,228	428,355	416,274
Selling, general and administrative	399,470	388,738	379,039
Restructuring	3,078	7,662	—
Write-down of intangibles	8,426	—	22,695

Operating income (loss)	(16,746)	31,955	14,540
Interest expense	13,899	10,206	11,540
Income from Continued Dumping and Subsidy Act, net	7,147	3,430	—
Interest income	3,614	3,952	3,101
Other income (expense), net	5,393	727	(933)

Income (loss) from continuing operations before income taxes	(14,491)	29,858	5,168
Income tax (benefit) expense	(6,954)	10,090	10,758

Income (loss) from continuing operations	(7,537)	19,768	(5,590)
Income (loss) from discontinued operations (net of tax of $(3,990) in 2008, $(4,682) in 2007 and $1,716 in 2006)	(6,000)	(15,629)	2,549

Net income (loss)	$(13,537)	$4,139	$(3,041)

Basic average shares	51,408	51,475	51,801
Basic income (loss) from continuing operations per share	$(0.15)	$0.38	$(0.11)
Discontinued operations (net of tax)	(0.11)	(0.30)	0.05

Basic net income (loss) per share	$(0.26)	$0.08	$(0.06)

Diluted average shares	51,408	51,606	51,801
Diluted income (loss) from continuing operations per share	$(0.15)	$0.38	$(0.11)
Discontinued operations (net of tax)	(0.11)	(0.30)	0.05

Diluted net income (loss) per share	$(0.26)	$0.08	$(0.06)

Dividends paid per share	$0.40	$0.48	$0.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

	As of
	4/26/2008	4/28/2007
	(Amounts in thousands, except par value)

Current assets
Cash and equivalents	$14,982	$51,721
Receivables, net of allowance of $17,942 in 2008 and $13,635 in 2007	200,422	230,399
Inventories, net	178,361	197,790
Deferred income taxes — current	12,398	17,283
Assets of discontinued operations	—	24,278
Other current assets	21,325	19,327

Total current assets	427,488	540,798
Property, plant and equipment, net	171,001	183,218
Deferred income taxes — long term	26,922	15,380
Goodwill	47,233	55,659
Trade names	9,006	9,472
Other long-term assets, net of allowance of $2,801 in 2008 and $1,942 in 2007	87,220	74,164

Total assets	$768,870	$878,691

Current liabilities
Current portion of long-term debt	$4,792	$38,076
Accounts payable	56,421	66,242
Liabilities of discontinued operations	—	3,843
Accrued expenses and other current liabilities	102,700	118,591

Total current liabilities	163,913	226,752
Long-term debt	99,578	113,172
Other long-term liabilities	54,783	53,419
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 51,428 outstanding in 2008 and 51,377 outstanding in 2007	51,428	51,377
Capital in excess of par value	209,388	208,283
Retained earnings	190,215	223,896
Accumulated other comprehensive income (loss)	(435)	1,792

Total shareholders’ equity	450,596	485,348

Total liabilities and shareholders’ equity	$768,870	$878,691

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Cash flows from operating activities
Net income (loss)	$(13,537)	$4,139	$(3,041)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Write-down of intangibles	8,426	—	22,695
Write-down of assets from businesses held for sale (net of tax)	2,159	14,936	—
(Gain) loss on sale of discontinued operations (net of tax)	3,696	(935)	—
Restructuring	8,135	11,033	6,643
Provision for doubtful accounts	8,550	3,790	4,527
Depreciation and amortization	24,696	27,204	29,234
Stock option, restricted and performance based stock expense	4,527	3,959	762
Change in receivables	20,956	5,064	13,529
Change in inventories	23,471	4,486	25,132
Change in payables	(10,394)	(11,607)	2,260
Change in other assets and liabilities	(25,419)	(12,446)	(8,561)
Change in deferred taxes	(6,027)	(16,390)	(3,403)

Total adjustments	62,776	29,094	92,818

Net cash provided by operating activities	49,239	33,233	89,777
Cash flows from investing activities
Proceeds from disposals of assets	8,761	46,974	11,499
Proceeds from sale of discontinued operations	4,169	42,659	—
Capital expenditures	(27,386)	(25,811)	(27,991)
Purchases of investments	(34,562)	(18,165)	(25,289)
Proceeds from sales of investments	35,580	17,342	12,983
Change in other long-term assets	(705)	(955)	(1,875)

Net cash provided by (used for) investing activities	(14,143)	62,044	(30,673)
Cash flows from financing activities
Proceeds from debt	93,861	91,787	103,380
Payments on debt	(144,790)	(128,483)	(146,482)
Stock issued/(canceled) for stock and employee benefit plans	(269)	1,340	3,679
Repurchases of common stock	—	(6,947)	(10,890)
Dividends paid	(20,746)	(24,886)	(22,923)

Net cash used for financing activities	(71,944)	(67,189)	(73,236)
Effect of exchange rate changes on cash and equivalents	109	(456)	516

Change in cash and equivalents	(36,739)	27,632	(13,616)
Cash and equivalents at beginning of period	51,721	24,089	37,705

Cash and equivalents at end of period	$14,982	$51,721	$24,089

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
		Capital in			Other
	Common	Excess of	Retained	Unearned	Comprehensive
	Shares	Par Value	Earnings	Compensation	Income(Loss)	Total
	(Amounts in thousands)

At April 30, 2005	$52,225	$214,087	$273,143	$(1,536)	$(10,633)	$527,286
Repurchases of common stock	(760)		(10,130)			(10,890)
Stock issued for stock and employee benefit plans	317	(3,261)	9,338	(2,715)		3,679
Amortization of unearned compensation				1,168		1,168
Dividends paid			(22,923)			(22,923)
Comprehensive income (loss)
Net loss			(3,041)
Unrealized gain on marketable securities (net of tax of $0.7 million)					1,020
Realization of gains on marketable securities (net of tax of $0.3 million)					(451)
Translation adjustment					988
Change in fair value of cash flow hedges (net of tax)					(63)
Change in additional minimum pension liability (net of tax of $8.4 million)					13,572

Total comprehensive income						12,025

At April 29, 2006	51,782	210,826	246,387	(3,083)	4,433	510,345
Reclassification of unearned compensation due to adoption of SFAS No. 123(R)		(3,083)		3,083		—
Repurchases of common stock	(540)		(6,407)			(6,947)
Stock issued for stock and employee benefit plans	135	(3,458)	4,663			1,340
Stock option, restricted stock and performance based stock expense		3,959				3,959
Tax benefit from exercise of options		39				39
Dividends paid			(24,886)			(24,886)
Comprehensive income (loss)
Net income			4,139
Unrealized gain on marketable securities (net of tax of $0.5 million)					1,145
Realized gain on marketable securities (net of tax of $0.3 million)					(458)
Translation adjustment					1,418
Change in fair value of cash flow hedges (net of tax)					(118)
Change in additional minimum pension liability (net of tax of $0.1 million)					319

Total comprehensive income						6,445
Adjustment upon adoption of SFAS No. 158 for Pension (net of tax of $3.2 million)					(4,947)	(4,947)

At April 28, 2007	51,377	208,283	223,896	—	1,792	485,348
Stock issued/(cancelled) for stock and employee benefit plans	51	(3,422)	3,102			(269)
Stock option, performance-based and restricted stock expense		4,527				4,527
Dividends paid			(20,746)			(20,746)
Comprehensive income (loss) Net loss			(13,537)
Unrealized loss on marketable securities (net of tax of $0.1 million)					(222)
Realized gain on marketable securities (net of tax of $1.4 million)					(2,420)
Translation adjustment					(117)
Net actuarial gain (net of tax of $0.2 million)					532

Total comprehensive income (loss)						(15,764)
Impact of adoption of FIN 48			(2,500)			(2,500)

At April 26, 2008	$51,428	$209,388	$190,215	$—	$(435)	$450,596

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Our fiscal year ends on the last Saturday of April. Fiscal years 2008, 2007 and 2006 included 52 weeks.

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

We are currently in the process of determining the impact this pronouncement may have on our financial statements and as such have not elected early adoption. This statement will be effective for the first quarter of fiscal 2009.

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

We are currently evaluating the impact SFAS No. 159 will have on our financial statements. This statement will be effective for the first quarter of fiscal 2009.

FASB Statement of Financial Accounting Standards No. 160

The FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We are currently evaluating the impact SFAS No. 160 will have on our financial statements. This statement will be effective for interim periods beginning in fiscal 2010.

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

We are currently evaluating the impact SFAS No. 141(R) will have on our financial statements. This statement will be effective in fiscal 2010.

FASB Statement of Financial Accounting Standards No. 161

The FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). It is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within, with early adoption encouraged. The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows requires disclosure of the fair values of derivative instruments and their gains and losses in tabular format and derivative features that are credit risk related.

We are currently determining the impact this pronouncement will have on our financial statements. This statement will be effective for interim periods beginning in fiscal 2010.

FASB Statement of Financial Accounting Standards No. 162

The FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 is only effective for nongovernmental entities.

We are currently evaluating the impact, if any, SFAS No. 162 will have on our financial statements. This statement will be adopted by us 60 days following the SEC’s approval.

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 61% and 63% of our inventories at April 26, 2008, and April 28, 2007, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis.

Property, Plant and Equipment

Items capitalized, including significant betterments to existing facilities, are recorded at cost. All maintenance and repair costs are expensed when incurred. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.

Disposal and Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of our long-lived assets for impairment when conditions arise that warrants an evaluation.

Goodwill and Trade Names

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and indefinite lived intangibles for impairment on an annual basis as of the end of our fiscal year, unless conditions arise that warrant a more frequent evaluation. See Note 4 for additional information on our goodwill and trade names.

Investments

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported, net of tax, as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method.

Life Insurance

Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet, and will be held to maturity. These assets are classified as other non-current assets on our balance sheet. The change in cash surrender or contract value is recorded as income or expense during each period.

Revenue Recognition and Related Allowances

For our largest division, from inception through the third quarter of fiscal 2008, we recognized revenue for certain shipments using third-party carriers upon shipment of the product. In the fourth quarter of fiscal 2008, we determined that we should not recognize revenue until product delivery date for this division. We performed a detailed analysis and determined that the impact of recording the cumulative impact of the correction in the fourth quarter of fiscal 2008 was immaterial to the full year and fourth quarter of fiscal 2008 and all prior periods. As a result, we recorded the cumulative impact of this correction in the fourth quarter of fiscal 2008. This change resulted in a deferral of $11.0 million of revenue, and a decrease in cost of goods sold of $8.2 million, which increased our net loss by $1.5 million.

For the remainder of the company, shipping terms using third-party carriers are FOB shipping point and revenue is recognized upon shipment of product. For product sold by our Retail segment or shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Other incentives offered to customers include cash discounts, advertising agreements and other sales incentive programs. Cash discounts are recorded as a reduction of revenues when the revenue is recognized. Other sales incentives

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are recorded as a reduction to revenue at the time of sale. Our advertising agreements, except co-op, give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $9.5 million, $11.7 million and $14.7 million for the fiscal years ended April 26, 2008, April 28, 2007, and April 29, 2006, respectively.

Advertising Expenses

Production costs of commercials and programming and costs of other advertising, promotion and marketing programs are charged to income in the period incurred. Cooperative advertising agreements exist with some customers to reimburse them for actual advertising expenses. The reimbursements are recorded as advertising expense when the customer substantiates the advertising. In the Fall of 2007, we began a national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about one third of the cost of the program. Because of this shared cost arrangement, the increase in advertising expense was reported as a component of SG&A and was partially offset by the reimbursement of the dealers’ portion of the cost which was reported as a component of sales. Advertising expenses were $63.4 million, $60.4 million and $58.3 million for the fiscal years ended April 26, 2008, April 28, 2007, and April 29, 2006, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Foreign Currency Translation

The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity in other comprehensive income.

Financial Instruments and Hedging

We have historically entered into derivative instruments consisting of interest rate swap agreements that were used to fix the interest rate on a portion of the variable interest rate borrowings on our revolving credit facility. These agreements were designated and accounted for as cash flow hedges. The effect of marking these contracts to fair value was recorded as a component of shareholders’ equity in other comprehensive income.

We have historically entered into forward foreign currency exchange contracts to limit our exposure from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business and, accordingly, are not speculative in nature. These contracts are designed to match our currency needs and are therefore designated and accounted for as cash flow hedges. The fair value of our foreign currency contracts is based on quoted market prices and the effect of marking these contracts to fair value is recorded as a component of shareholders’ equity in other comprehensive income. We had no forward contracts as of April 26, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of the adoption of SFAS No. 123(R), our results for the twelve months ended April 26, 2008 include stock-based compensation expense totaling $4.5 million. Such amounts have been included in the Consolidated Statement of Operations within Selling, General and Administrative expenses. During the same period, we recognized related tax benefits associated with our stock-based compensation arrangements totaling $1.8 million.

As permitted by SFAS No. 123(R), we chose the nominal vesting period approach for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement eligible employees. Under this method, expense was recognized over the normal four-year vesting period. With the adoption of SFAS No. 123(R), we were required to continue applying the nominal vesting period approach for unvested options granted prior to the date of adoption of April 30, 2006. For awards granted after that date we must apply the non-substantive vesting period approach where expense is recognized over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. The impact on our compensation expense for the twelve months ended April 26, 2008 would have been immaterial under the non-substantive vesting period approach.

Under the modified-prospective transition method, financial results for periods prior to fiscal 2007 were not restated. There was no stock-based compensation expense recognized related to employee stock options for the year ended April 29, 2006. The pro forma table below, which addresses the disclosure requirements of SFAS No. 148, reflects basic and diluted net earnings per share for the year ended April 29, 2006 assuming that we had accounted for our stock options using the fair value method promulgated by SFAS No. 123(R) at that time.

4/29/2006
(Amounts in thousands,
except per share data)

Net loss	$(3,041)
Add back stock compensation expense included in net loss (net of tax)	472
Deduct fair value of stock plans (net of tax)	(2,365)

Pro forma net loss	$(4,934)

Basic net loss per share as reported	$(0.06)
Pro forma basic net loss per share	$(0.10)
Diluted net loss per share as reported	$(0.06)
Pro forma net loss per share	$(0.10)

Reclassifications

Certain prior year information has been reclassified to be comparable to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Discontinued Operations

Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we classify a business component that has been disposed or has been approved to be disposed of as a discontinued operation. The results of operations of our discontinued operations, including any gains or losses on disposition, are aggregated and presented on one line in the income statement. SFAS No. 144 requires the reclassification of amounts presented for prior years as discontinued operations. The amounts presented in the Consolidated Statement of Operations for years prior to fiscal 2008 were reclassified to comply with SFAS No. 144.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Note 2:	Inventories

	4/26/2008	4/28/2007
	(Amounts in thousands)

Raw materials	$71,346	$69,562
Work in process	14,624	19,972
Finished goods	119,270	132,679

FIFO inventories	205,240	222,213
Excess of FIFO over LIFO	(26,879)	(24,423)

Total inventories	$178,361	$197,790

During fiscal 2008, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs in prior years as compared to the cost of fiscal 2008 purchases; the effect of which decreased cost of goods sold by approximately $1.9 million.

Note 3:	Property, Plant and Equipment

	Estimated Useful
	Lives	4/26/2008	4/28/2007
	(Amounts in thousands)

Buildings and building fixtures	3-40 years	$172,824	$186,403
Machinery and equipment	3-30 years	151,982	151,896
Information systems	3-10 years	50,005	48,388
Land and land improvements	3-40 years	24,977	27,951
Transportation equipment	3-10 years	16,248	16,556
Other	3-20 years	12,819	12,135
Construction in progress		9,729	5,834

		438,584	449,163
Accumulated depreciation		(267,583)	(265,945)

Net property, plant and equipment		$171,001	$183,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:	Goodwill and Other Intangible Assets

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

During the second quarter of fiscal 2008, we performed an evaluation of goodwill in our South Florida retail market due to the drastic decline in the housing market as well as double-digit declines in sales over the twelve month period ending October, 2007. These declines triggered the need to evaluate our goodwill and intangible assets for impairment under SFAS No. 142 in advance of our normal impairment assessment in the fourth quarter. As a result of the significant change in our expected future cash flows for this business, we recorded an impairment charge of $5.8 million, ($3.6 million after tax), which represented the entire goodwill amount.

In the fourth quarter of fiscal 2008, we completed our annual testing of goodwill and trade names and as a result of this test we recorded an additional impairment charge of $2.6 million ($1.6 million net of tax), which represents a portion of goodwill related to one of our VIE’s due to a decline in expected future cash flows.

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

The following table summarizes the changes to goodwill and trade names during fiscal 2008 and fiscal 2007:

	Balance	Acquisitions,	Intangible	Transfer to	Balance
	as of	Dispositions and	Write-	Held for	as of
Fiscal 2008	4/28/2007	Other	Down	Sale	4/26/2008
	(Amounts in thousands)

Goodwill
Upholstery Group	$19,632	$—	$—	$—	$19,632
Retail Group	27,905	—	(5,809)	—	22,096
Corporate and Other	8,122	—	(2,617)	—	5,505

Consolidated	$55,659	$—	$(8,426)	$—	$47,233

Trade names
Casegoods Group	$9,472	$(466)	$—	$—	$9,006

	Balance	Acquisitions,	Intangible	Transfer to	Balance
	as of	Dispositions and	Write-	Held for	as of
Fiscal 2007	4/29/2006	Other	Down	Sale	4/28/2007
	(Amounts in thousands)

Goodwill
Upholstery Group	$26,959	$—	$(7,327)	$—	$19,632
Retail Group	21,845	6,060	—	—	27,905
Corporate and Other	8,122	—	—	—	8,122

Consolidated	$56,926	$6,060	$(7,327)	$—	$55,659

Trade names
Casegoods Group	$18,794	$—	$(3,583)	$(5,739)	$9,472

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Investments

Included in other long-term assets were $34.0 million and $34.8 million at April 26, 2008, and April 28, 2007, respectively, of available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans and our captive insurance company. The following is a summary of available-for-sale securities at April 26, 2008, and April 28, 2007:

	Gross	Gross
Fiscal 2008	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)

Equity securities	$247	$(1,543)	$11,111
Fixed income	456	(100)	21,947
Other	—	—	925

Total securities	$703	$(1,643)	$33,983

	Gross	Gross
Fiscal 2007	Unrealized Gains	Unrealized Losses	Fair Value
	(Amounts in thousands)

Equity securities	$3,278	$(3)	$12,737
Fixed income	122	(146)	21,014
Other	5	—	1,027

Total securities	$3,405	$(149)	$34,778

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Proceeds from sales	$35,580	$17,342	$12,983
Gross realized gains	4,078	987	773
Gross realized losses	(213)	(256)	(91)

The fair value of fixed income available-for-sale securities by contractual maturity was $1.6 million within one year, $9.2 million within two to five years, $9.2 million within six to ten years and $1.9 million thereafter.

Note 6:	Accrued Expenses and Other Current Liabilities

	4/26/2008	4/28/2007
	(Amounts in thousands)

Payroll and other compensation	$47,337	$49,649
Accrued product warranty, current portion	9,184	9,508
Income taxes	2,669	9,820
Customer deposits	14,100	14,141
Other current liabilities	29,410	35,473

Accrued expenses and other current liabilities	$102,700	$118,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7:	Debt

	4/26/2008	4/28/2007
	(Amounts in thousands)

Revolving credit facility	$75,000	$—
Industrial revenue bonds	16,845	16,851
Private placement notes	—	121,000
Other debt	11,250	11,614
Capital leases	1,275	1,783

Total debt	104,370	151,248
Less: current portion	(4,792)	(38,076)

Long-term debt	$99,578	$113,172

On February 6, 2008, we entered into a $220 million 5-year revolving credit agreement with a group of banks. The new credit agreement supersedes and terminates a $150 million dollar credit agreement dated as of March 30, 2004 (subsequently amended to $100 million). The credit agreement is secured primarily by all of our accounts receivable, inventory, cash deposit and securities accounts, and substantially all patents and trademarks, including the La-Z-Boy brand name. Availability under the credit agreement fluctuates based on a borrowing base calculation consisting of eligible accounts receivable and inventory. The agreement includes affirmative and negative covenants, and certain restrictions, including a fixed charge coverage ratio that would become effective if excess availability under the credit agreement falls below $30 million. As of April 26, 2008 excess availability was $80 million.

We are able to select interest rates based on LIBOR or the Prime rate. Interest on our LIBOR loans is set at the applicable LIBOR rate plus 2% for the first six months of our new credit agreement and thereafter will fluctuate from 1.75% to 2.25%. At year-end our borrowing rates ranged from 4.75% to 5.5%.

Initial borrowings under the credit agreement were utilized to repay the outstanding private placement notes in the principal amount of $121 million, along with a make-whole premium of approximately $6 million, accrued interest of approximately $1.3 million, and fees related to the credit agreement of approximately $2 million. We intend to use any future borrowings for general corporate purposes. The credit agreement also allows for the issuance of letters of credit.

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

Industrial revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds. Interest for these bonds is at a variable rate and at fiscal year-end was approximately 2%. Maturities range from June 2009 — June 2024.

Other debt includes foreign and domestic debt as well as $2.8 million of VIE debt that we are required to consolidate. Maturities range from fiscal 2009 — 2013 with interest rates ranging from 2.6%-8.2%.

Capital leases consist primarily of long-term commitments for the purchase of IT equipment and transportation equipment and have maturities ranging from fiscal 2009 — 2011. Interest rates range from 7.0%-8.3%.

Maturities of long-term debt, subsequent to April 26, 2008, are $4.8 million in 2009, $12.1 million in 2010, $0.6 million in 2011, $4.6 million in 2012, $75.2 million in 2013 and $7.1 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash paid for interest during fiscal years 2008, 2007 and 2006 was $15.4 million, $10.3 million and $11.5 million, respectively.

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

We have certain retail facilities which we sublease to outside parties.

The future minimum rentals for all non-cancelable leases and future rental income from subleases are as follows (for the fiscal years):

	Future	Future
	Minimum Rentals	Minimum Income
	(Amounts in thousands)

2009	$40,617	$1,540
2010	40,378	1,557
2011	35,301	1,595
2012	32,712	1,617
2013	29,868	1,569
2014 and beyond	172,737	10,026

Total	$351,613	$17,904

Rental expense, rental income and contingent rentals for operating leases were as follows (for the fiscal years ended):

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Rental expense	$52,240	$47,357	$43,169
Rental income	1,547	1,812	994
Contingent rents	12	388	390

Note 9:	Retirement and Welfare

Eligible salaried employees are covered under a trusteed profit sharing retirement plan. Discretionary cash contributions to a trust are made annually based on profits. We also maintain an Executive Qualified Deferred Compensation plan for eligible highly compensated employees. An element of this plan is the Supplemental Executive Retirement Plan (“SERP”), which allows contributions for eligible highly compensated employees. As of April 26, 2008 and April 28, 2007, we had $13.7 million and $17.0 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts at April 26, 2008, and April 28, 2007, of $17.1 million and $18.0 million, respectively, included in other long-term assets related to this plan which will be held until maturity.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in our liabilities were plan obligations of $13.7 million and $14.4 million at April 26, 2008, and April 28, 2007, respectively. During fiscal 2008, the interest cost recognized for this plan was $0.9 million, the actuarial gain recognized was $0.6 million and the benefit payments during the year were $1.0 million. During fiscal 2007, the interest cost recognized for this plan was $0.9 million, the actuarial gain recognized was $0.6 million and the benefit payments during the year were $0.9 million. This plan is not funded and is excluded from the obligation charts that follow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. Effective, August 1, 2006, these contributions are made in cash. Prior to this date, the match was made in our common shares. We also maintain defined benefit pension plans for eligible factory hourly employees at some operating units. Our largest plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost. As discussed in Note 15, we closed our Canadian manufacturing facility during fiscal 2006 and terminated the pension plan associated with that business, which caused a curtailment loss of $0.9 million in fiscal 2006 and a settlement charge of $1.3 million in fiscal 2007 as shown in the table below.

The measurement dates for the pension plan assets and benefit obligations were April 26, 2008, April 28, 2007, and April 29, 2006, in the years presented.

As of April 29, 2006, previously unrecognized actuarial losses were $9.9 million. As of April 28, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheet as required by SFAS No. 158. For fiscal 2007, we recognized $8.2 million pre-tax ($4.9 million after tax) for previously unrecognized net actuarial losses in Accumulated Other Comprehensive Income. This adoption reduced our long-term pension assets by $8.2 million in our Consolidated Balance Sheet as of April 28, 2007. For fiscal 2008, we recognized $8.0 million pre-tax ($4.9 million after tax) for net actuarial losses in Accumulated Other Comprehensive Income. We do not expect to amortize any net loss or prior service costs for the defined benefit pension plans from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

The net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Service cost	$1,764	$2,190	$2,979
Interest cost	5,382	5,489	4,880
Expected return on plan assets	(7,354)	(6,717)	(6,514)
Net amortization and deferral	—	98	1,202
Curtailment/settlement loss	—	1,323	900

Net periodic pension cost	(208)	2,383	3,447
Profit sharing/SERP*	2,197	2,551	6,405
401(k)*	5,145	5,414	4,415
Other*	97	98	755

Total retirement costs	$7,231	$10,446	$15,022

*	Not determined by an actuary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the defined benefit pension plans was as follows:

	4/26/2008	4/28/2007
	(Amounts in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$89,195	$86,438
Service cost	1,764	2,190
Interest cost	5,382	5,489
Actuarial (gain)/loss	(8,050)	4,639
Benefits paid	(4,685)	(8,320)
Curtailment	(131)	(1,241)

Benefit obligation at end of year	83,475	89,195
Change in plan assets
Fair value of plan assets at beginning of year	93,926	91,468
Actual return on plan assets	(398)	10,574
Employer contribution	—	204
Benefits paid	(4,685)	(8,320)

Fair value of plan assets at end of year	$88,843	$93,926

Funded status	$5,368	$4,731

Pension plans in which accumulated benefit obligation exceeds plan assets at end of year
Accumulated benefit obligation	$—	$10,982
Fair value of plan assets	$—	$10,956

Amounts recognized in the Consolidated Balance Sheet consist of:

	4/26/2008	4/28/2007
	(Amounts in thousands)

Non-current assets	$5,368	$4,757
Current liabilities	—	(26)

Net amount recognized	$5,368	$4,731

The weighted average actuarial assumptions were as follows (for the fiscal years ended):

	4/26/2008	4/28/2007	4/29/2006

Discount rate used to determine benefit obligations	6.6%	6.1%	6.4%
Discount rate used to determine net benefit cost	6.1%	6.4%	5.5%
Long-term rate of return	8.0%	8.0%	8.0%

Our non-qualified retirement plan was not funded at April 26, 2008 or April 28, 2007. We hold funds equal to the liability of the plan in a Rabbi trust. We are not required to make any contributions to the defined benefit plans in fiscal year 2009; however, we have the discretion to make contributions. In fiscal 2009, we do not expect to amortize any unrecognized actuarial losses as a component of pension expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average asset allocations at year end were as follows:

	4/26/2008	4/28/2007

Equity securities	63%	71%
Debt securities	37%	29%

Total	100%	100%

The expected benefit payments by our pension plans for each of the next five years and for periods thereafter are presented in the following table:

Benefit Payments
(Amounts in thousands)

2009	$4,919
2010	4,322
2011	4,459
2012	4,622
2013	4,790
2014 to 2018	33,173

$56,285

Note 10:	Financial Guarantees and Product Warranties

We have provided secured and unsecured financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The lease guarantees are generally for real estate leases and have remaining terms from one to nine years. These lease guarantees enhance the ability of these dealers to acquire rights to real estate in quality locations. The dealer is required to make periodic fee payments to compensate us for our guarantees.

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $13.4 million as of April 26, 2008.

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

A reconciliation of the changes in our product warranty liability is as follows:

	4/26/2008	4/28/2007
	(Amounts in thousands)

Balance as of the beginning of the year	$14,283	$19,655
Accruals during the year	17,798	17,538
Other adjustments during the year	(320)	(4,179)
Adjustments for discontinued operations	—	(1,521)
Settlements during the period	(17,427)	(17,210)

Balance as of the end of the period	$14,334	$14,283

Other adjustments of $0.3 million in fiscal 2008 and $4.2 million in fiscal 2007 resulted from reductions in historical claims due to improved product quality, and reductions in estimated amounts required for specific currently known warranty issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11:	Contingencies and Commitments

We have been named as a defendant in various lawsuits arising in the ordinary course of business and as a potentially responsible party at certain environmental clean-up sites. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and currently do not anticipate any material additional loss for legal or environmental matters. As of the end of fiscal 2008, there were no cases that would result in a material charge to our financial statements.

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

In fiscal 2005, our shareholders approved a long-term equity award plan which replaced the former employee incentive stock option plan, the former employee restricted share plan and the former performance-based stock plan. The new plan allows for awards in the form of performance awards, restricted shares and non-qualified stock options. Under this new plan, the aggregate number of common shares that may be issued through awards of any form is 5.0 million. At April 26, 2008, 1.5 million shares are available assuming 200% of the fiscal year 2007 and 2008 performance shares are issued. No further grants or awards may be issued under the former plans.

The long-term equity award plan and the former employee incentive stock option plan provide grants to certain employees to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former plan remain in effect and become exercisable at 25% per year, beginning one year from the date of grant for a term of five or ten years. Additionally, we have outstanding options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of April 26, 2008, were 10,325 with a weighted average exercise price of $18.98 per share. There are no shares available for future grant under this plan.

Stock option expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the twelve months ended April 26, 2008 and April 28, 2007 was $1.8 million and $2.4 million, respectively. This expense reduced net income by $1.1 million and $1.7 million using our marginal tax rate and earnings per share by $0.02 and $0.03 for the twelve months ended April 26, 2008 and April 28, 2007, respectively. We received no cash during fiscal 2008 and less than $0.1 million during fiscal 2007 for exercises of stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan activity for stock options under the above plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term (Years)
	(In Thousands)

Outstanding at April 28, 2007	2,256	$16.63	4.3
Granted	626	11.45
Exercised	—	—
Expired	(93)	19.02
Canceled	(121)	12.66

Outstanding at April 26, 2008	2,668	15.51	3.4

Exercisable at April 26, 2008	1,422	$18.02	3.4

As of April 26, 2008, there was $2.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 1.5 years. During the twelve months ended April 26, 2008, 0.4 million shares vested.

The fair value of each option grant was estimated using a Black-Scholes option-pricing model. For the options granted in the first quarter ended July 28, 2007, expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Turnover rate was estimated at the date of grant based on historical experience. The fair value of employee stock options granted during the first quarter of fiscal 2008 was calculated using the following assumptions:

	4/26/2008	4/28/2007	4/29/2006

Risk-free interest rate	5.0%	4.8%	4.25%
Dividend rate	3.8%	3.2%	3.1%
Expected life in years	4.0	4.0	5.0
Stock price volatility	35.0%	35.0%	29.0%
Turnover rate	2.5%	3.0%	—
Fair Value Per Share	$2.88	$3.47	$3.21

Under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award restricted common shares to certain employees. The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years. In the event of an employee’s termination during the escrow period, the shares are returned to the company at no cost to the company. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized over the vesting period. Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $1.8 million with an after-tax effect of $1.0 million during fiscal 2008, and $1.6 million with an after-tax effect of $1.0 million during fiscal 2007. The unrecognized compensation cost at April 26, 2008 was $3.0 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 3.2 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about non-vested share awards as of and for the year ended April 26, 2008:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Non-vested shares at April 28, 2007	366	$14.03
Granted	188	11.43
Vested	(41)	15.68
Canceled	(54)	12.74

Non-vested at April 26, 2008	459	$12.97

Our shareholders have approved a non-employee directors’ restricted share plan, under which shares are offered at 25% of the fair market value at the date of grant. The plan requires that all shares be held in an escrow account until the participant’s service as a director ceases unless otherwise approved by the Board of Directors. In the event of a non-employee director’s termination during the escrow period, the shares must be sold back to us at their cost. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized when the grant occurs. Actual pre-tax expense relating to the restricted shares was $0.1 million and $0.3 million during fiscal 2008 and fiscal 2007, respectively.

Additionally under the long-term equity award plan, the Compensation Subcommittee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The shares are offered at no cost to the employees. In the event of an employee’s termination during the vesting period, the potential right to earn shares under this program is generally forfeited. No shares were issued during fiscal 2008 or fiscal 2007. The cost of performance-based awards is expensed over the vesting period. Expense of $0.9 million was recognized during fiscal 2008 for the performance periods ended April 26, 2008 and April 25, 2009. The awards for these performance periods will be issued to recipients still employed by the company on April 24, 2010. No expense was recognized during fiscal 2007 as we did not attain the financial goals for any of the outstanding performance periods. In fiscal 2006, expense of $0.5 million was reversed relating to prior year accruals for previously anticipated payouts on this plan as financial goals were not attained.

Note 13:	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, are as follows:

	4/26/2008	4/28/2007
	(Amounts in thousands)

Translation adjustment	$5,366	$5,483
Cash flow hedges	—	(85)
Unrealized gains/(losses) on marketable securities	(678)	2,049
Net actuarial loss	(5,123)	(5,655)

Total accumulated other comprehensive income (loss)	$(435)	$1,792

Note 14:	Segment Information

Our reportable operating segments based on Management’s approach for evaluating performance and resource allocation are the Upholstery Group, the Casegoods Group and the Retail Group. On July 28, 2006, we sold our American of Martinsville division which was part of our Casegoods Group, as it was not strategically aligned with our current business model as a residential furniture company. On April 28, 2007 we sold our Sam Moore operating unit, which was included in our Upholstery Group, to continue aligning our business with our strategic plan. During

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and our Pennsylvania House trade name. These businesses were presented as discontinued operations and prior financial information was restated for the change in composition of our Upholstery and Casegoods Groups. Income statement information presented below is restated accordingly.

Upholstery Group.  The operating units in the Upholstery Group are Bauhaus, England, and La-Z-Boy. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

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

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Sales
Upholstery Group	$1,084,418	$1,198,378	$1,270,746
Casegoods Group	213,896	262,721	292,553
Retail Group	190,180	220,319	213,438
VIEs/Eliminations	(37,553)	(59,958)	(76,931)

Consolidated	1,450,941	1,621,460	1,699,806

Operating Income (Loss)
Upholstery Group	70,332	78,724	83,160
Casegoods Group	10,151	20,289	17,125
Retail Group	(40,265)	(31,161)	(26,006)
Corporate and Other*	(40,403)	(24,864)	(28,565)
Restructuring	(8,135)	(11,033)	(8,479)
Intangible write-down	(8,426)	—	(22,695)

Consolidated	(16,746)	31,955	14,540

Depreciation and Amortization
Upholstery Group	13,211	13,723	13,282
Casegoods Group	2,370	3,002	3,594
Retail Group	4,910	4,806	3,801
Corporate and Other*	4,205	4,065	3,834

Consolidated	24,696	25,596	24,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Capital Expenditures
Upholstery Group	10,245	10,172	14,782
Casegoods Group	392	1,051	3,027
Retail Group	5,910	7,356	4,038
Corporate and Other*	10,839	7,232	6,144

Consolidated	27,386	25,811	27,991

Assets
Upholstery Group	428,177	472,854	493,702
Casegoods Group	107,338	125,234	231,092
Retail Group	107,835	123,208	103,611
Unallocated Assets	125,520	157,395	128,347

Consolidated	$768,870	$878,691	$956,752

Sales by Country
United States	89%	90%	92%
Canada	8%	7%	6%
Other	3%	3%	2%

Total	100%	100%	100%

*	Variable Interest Entities (“VIEs”) are included in Corporate and Other.

Note 15:	Restructuring

During the fourth quarter of fiscal 2008, we expressed our commitment to a restructuring plan which will consolidate all of our domestic cutting and sewing operations in Mexico and will transfer production from our Tremonton, Utah plant, which will be closed, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. The transition of our cutting and sewing operations to Ramos Arizpe, Mexico, in the state of Coahuila, will impact approximately 1,050 La-Z-Boy employees at the five remaining facilities and will take place over a period of 18 to 24 months. We expect to begin production at our Mexican facility in early calendar 2009. Our Utah facility, which employed 630 people, will cease operations during the summer of 2008 and production will be shifted to our remaining manufacturing facilities. As a result of this transition, we expect to add approximately 400 positions to our other plants. In connection with these activities, we expect to record pre-tax restructuring and related asset impairment charges of $17 to $20 million or $0.20 to $0.24 per share for severance and benefits, write-down of certain fixed assets, and other restructuring costs. To date, we have incurred $2.6 million in restructuring expenses, which included severance and benefit related costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2008, we recorded pre-tax restructuring charges of $8.1 million or $0.10 per diluted share, using our marginal tax rate, covering severance and benefits, write-down of certain fixed assets in addition to other restructuring costs which were expensed as incurred. Of these costs $5.1 million was reported as a component of Cost of Sales with the remainder in Selling, General and Administrative. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

During fiscal 2007 and 2008, several of our Retail warehouses were consolidated into larger facilities, and several underperforming stores were closed. Approximately 127 jobs were eliminated as a result of these closures. We recorded pre-tax restructuring charges of $3.0 million or $0.04 per diluted share, using our marginal tax rate, covering contract termination costs for the leases on these facilities, severance and benefits, write-down of certain leasehold improvements in addition to other relocation costs which were expensed as incurred. These costs were reported as a component of Selling, General and Administrative costs. The write-down was accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All other costs were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

As of April 26, 2008, we had a remaining restructuring liability of $3.8 million which is expected to be paid out or written off as follows: $2.7 million in fiscal 2009, $0.9 million in fiscal 2010, $0.1 million in fiscal 2011 and $0.1 million thereafter.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2008
			Cash
			Payments
	4/28/2007	Charges to	or Asset	4/26/2008
	Balance	Expense	Write-Offs	Balance
	(Amounts in thousands)

Severance and benefit-related costs	$2,177	$3,253	$(2,588)	$2,842
Fixed asset write-downs, net of gains	—	364	(364)	—
Contract termination costs	1,257	2,019	(2,337)	939
Other	—	2,499	(2,499)	—

Total restructuring	$3,434	$8,135	$(7,788)	$3,781

		Fiscal 2007
			Cash
			Payments
	4/29/2006	Charges to	or Asset	4/28/2007
	Balance	Expense	Write-Offs	Balance
	(Amounts in thousands)

Severance and benefit-related costs	$891	$2,537	$(1,251)	$2,177
Fixed asset write-downs, net of gains	—	1,091	(1,091)	—
Contract termination costs	—	3,441	(2,184)	1,257
Other	—	3,964	(3,964)	—

Total restructuring	$891	$11,033	$(8,490)	$3,434

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Income Taxes

The primary components of our deferred tax assets and (liabilities) were as follows:

	4/26/2008	4/28/2007
	(Amounts in thousands)

Assets
Deferred and other compensation	$14,639	$14,631
Warranty	5,802	5,854
Allowance for doubtful accounts	6,933	5,307
Consolidation of variable interest entities	12,275	9,221
State income tax	11,948	13,132
Restructuring	1,078	3,411
Workers’ compensation	462	226
Employee benefits	2,889	4,713
Inventory	—	373
Federal capital loss	1,901	—
Other	7,466	5,240
Valuation reserve	(12,119)	(11,520)

Total deferred tax assets	53,274	50,588
Liabilities
Trade names	(5,695)	(8,218)
Pension	(2,179)	(1,830)
Property, plant and equipment	(5,336)	(7,716)
Inventory	(744)	—
Other	—	(161)

Total deferred tax liabilities	(13,954)	(17,925)

Net deferred tax assets	$39,320	$32,663

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of Pre-Tax Income)	4/26/2008	4/28/2007	4/29/2006

Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	6.2	1.6	28.6
Goodwill impairment	—	—	153.7
Repatriation of foreign earnings	0.6	3.2	—
Non-deductible meals and entertainment	(1.7)	1.1	8.0
ESOP benefit	1.9	(1.4)	(8.7)
Change in valuation allowance	3.6	(2.2)	17.4
Foreign tax rate differential	3.6	(1.7)	(0.5)
Change in value of life insurance contracts	(2.0)	(0.1)	(12.1)
Federal income tax credits	1.4	(1.6)	(6.2)
Deduction for U.S. manufacturing	—	(0.5)	(6.5)
Change in tax rates	(0.8)	—	—
Non-deductible stock option expense	(0.8)	1.0	—
Miscellaneous items	1.0	(0.6)	(0.5)

Effective tax rate	48.0%	33.8%	208.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At both April 26, 2008 and April 28, 2007 we had state net operating losses and credits of approximately $12.4 million. Due to the uncertainty of their actual utilization we have established a valuation reserve at the end of each year in the amounts of $9.5 million and $10.1 million, respectively. These state net operating losses and credits expire between fiscal year 2009 and fiscal year 2028.

During fiscal year 2008 La-Z-Boy incurred a capital loss on its stock sale of Clayton Marcus. The amount available for carry forward is approximately $5.4 million. We have recorded a valuation reserve of $1.9 million against the full amount of this potential benefit. This loss can be carried forward three years.

At April 28, 2007, our European operations had incurred net operating losses that, if fully utilized, would result in a tax reduction of approximately $1.4 million. At April 28, 2007 a valuation reserve was recorded against this full amount. During fiscal 2008 this valuation reserve was reduced by $0.8 million, reflecting a partial utilization of these tax attributes.

During fiscal 2008 our UK operations incurred an operating loss that resulted in a future tax benefit of $0.6 million. This loss can be carried forward indefinitely.

For our Thailand operating unit, we continue to reinvest its earnings and consequently do not record a deferred tax liability relative to its undistributed earnings. We have reinvested approximately $2.5 million of its earnings. The potential deferred tax attributable to these earnings is not currently estimable.

Income tax expense applicable to continuing operations consists of the following components (for the fiscal years ended):

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Federal - current	$(652)	$14,475	$14,287
- deferred	(5,556)	(7,976)	(4,422)
State - current	(68)	3,501	2,091
- deferred	(600)	(2,144)	178
Foreign - current	(4)	2,682	214
- deferred	(74)	(448)	(1,590)

Total income tax expense	$(6,954)	$10,090	$10,758

Income from continuing operations before income taxes consists of the following (for the fiscal years ended):

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

United States	$(14,431)	$20,043	$11,588
Foreign	(60)	9,815	(6,420)

Total	$(14,491)	$29,858	$5,168

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 29, 2007. As a result of the adoption of this new accounting standard, we recorded a $3.4 million increase in our liability for uncertain tax positions and related interest and penalties ($2.5 million net of tax), which was accounted for as a cumulative effect of an accounting change, reducing the opening balance of retained earnings. As

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of April 26, 2008, we had a gross unrecognized tax benefit of $7.2 million. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

4/26/2008
(Amounts
in thousands)

Balance as of April 29, 2007	$9,628
Additions:
Positions taken during the current year	337
Positions taken during the prior year	303
Reductions:
Positions taken during the current year	—
Positions taken during the prior year	(1,317)
Decreases related to settlements with taxing authorities	(721)
Reductions resulting from the lapse of the statute of limitations	(999)

Balance as of April 26, 2008	$7,231

We recognize interest and penalties associated with uncertain tax positions in income tax expense. Accrued interest and penalties decreased by $1.0 million during fiscal year 2008. We had approximately $1.5 million accrued for interest and penalties as of April 26, 2008.

It is reasonably possible that various issues relating to $1.5 million of the total gross unrecognized tax benefits totaling $7.2 million as of April 26, 2008 will be resolved within the next twelve months.

If recognized $5.4 million of the total $7.2 million of unrecognized tax benefits would decrease our effective tax rate.

The majority of this accrual for uncertain income tax positions relates to issues with various state taxing authorities. The issues related to our U.S. federal return are minimal, relating primarily to potential timing adjustments.

Our U.S. federal income tax returns for fiscal years 2005 and subsequent are still subject to audit. In addition, we conduct business in various states. The potential audit periods range from fiscal year April 24, 1999 to April 26, 2008.

Cash paid for taxes during the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006 was $2.6 million, $16.7 million and $6.2 million, respectively.

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

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured products as well as various accessories purchased from approved La-Z- Boy vendors. Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support. However, there are certain independent dealers that we have determined may not have sufficient equity. In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans, entered into leases and/or guaranteed certain leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of their equity. We recognize all net earnings of these VIEs to the extent of recouping the losses previously recorded. Earnings in excess of our losses are attributed to equity owners of the dealers and are recorded as minority interest. We had four consolidated VIEs for fiscal 2008 and 2007.

Our consolidated VIEs recognized $51.9 million, $45.6 million and $36.8 million of sales, net of intercompany eliminations, in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Additionally, we recognized a net loss per share of $0.11, $0.11 and $0.09 in fiscal 2008, fiscal 2007 and fiscal 2006, respectively, resulting from the operating results of these VIEs. The VIEs, after the elimination of intercompany activity, had the impact of reducing our assets by $3.8 million for fiscal 2008 and increasing our assets by $2.8 million for fiscal 2007.

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

During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated and resulted in a loss of about $5.8 million ($3.6 million net of taxes), of which about $3.4 million related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes). We liquidated the remaining Pennsylvania House inventory, and as a result, recorded an additional loss, in the second quarter of fiscal 2008, of $3.0 million.

On April 27, 2007, we completed the sale of our Sam Moore operating unit for $9.9 million, consisting of $9.5 million in cash and a receivable of $0.4 million, recognizing a loss in the fourth quarter of $0.3 million. The receivable was collected in the first quarter of fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For Clayton Marcus and Pennsylvania House, the assets and liabilities for fiscal 2007 were reclassified as assets and liabilities of discontinued operations. As of the end of fiscal 2008 we no longer had any discontinued operations:

4/28/2007
(Amounts
in thousands)

Assets of discontinued operations:
Receivables, net	$7,140
Inventories, net	10,978
Trade names	5,740
Other assets	420

$24,278

Liabilities of discontinued operations:
Accounts payable	$1,591
Accrued expenses	2,057
Non-current liabilities	195

$3,843

The results of the discontinued operations for Sam Moore, Clayton Marcus, Pennsylvania House, and American of Martinsville for fiscal 2008, 2007 and 2006 were as follows:

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Net sales	$22,622	$122,713	$221,952
Income (loss) from discontinued operations, net of tax	(2,304)	(16,564)	2,549
Gain (loss) on sale of discontinued operations, net of tax	(3,696)	935	—

In the Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified for fiscal 2008, 2007 and 2006. The activity of these operating units was not reclassified in the Statement of Cash Flows but was included along with the activity from our continuing operations.

Note 19:	Earnings per Share

Basic earnings per share is computed using the weighted average number of shares outstanding during the period. Diluted net income per share uses the weighted average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee stock options and unvested restricted stock were issued. A reconciliation of basic and diluted weighted average common shares outstanding follows:

	4/26/2008	4/28/2007	4/29/2006
	(Amounts in thousands)

Weighted average common shares outstanding (basic)	51,408	51,475	51,801
Effect of options and unvested restricted stock	—	131	—

Weighted average common shares outstanding (diluted)	51,408	51,606	51,801

The weighted average common shares outstanding (diluted) at April 26, 2008 and April 29, 2006 exclude outstanding stock options of 0.2 million because the net loss from continuing operations in the fiscal year would cause the effect of options to be anti-dilutive.

The effect of options to purchase 2.7 million, 1.7 million and 1.7 million shares for the fiscal years ended April 26, 2008, April 28, 2007, and April 29, 2006, with a weighted average exercise price of $15.51, $17.86 and $20.11, respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the fiscal years and would have been anti-dilutive.

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

We recorded $7.1 million and $3.4 million in fiscal 2008 and fiscal 2007, respectively, as income from CDSOA, net of legal expenses, from the receipt of funds under the CDSOA of 2000 involving wooden bedroom furniture imported from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management’s report on internal control over financial reporting is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during our fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Bylaws Amendment

On June 13, 2008, the Board of Directors amended our bylaws to refine the advance notice requirement for shareholder director nominations and to add an advance notice requirement for other shareholder proposals outside of SEC Rule 14a-8. Under the amended bylaws:

•	A shareholder who wishes to nominate a candidate for election to the board or present a proposal at a shareholder meeting must give us advance written notice within a specified timeframe. For annual meetings, we must receive the notice at least 90 days and no more than 120 days before the first anniversary of the previous year’s annual meeting, except that if the meeting date is more than 30 days before or 60 days after that anniversary, different rules apply. (Before the amendment, our bylaws required at least 120 days’ notice for director nominations.)

•	The notice must include specified information, including:

¡	the number of shares the shareholder owns;

¡	a description of any derivative instruments the shareholder owns for which our shares are the underlying security or any other direct or indirect opportunity the shareholder has to profit from any increase or decrease in the value of our shares;

¡	any proxy, contract, arrangement, understanding, or relationship under which the shareholder has a right to vote any of our shares;

¡	the extent to which the shareholder or any associated shareholder has entered into any transaction or series of transactions, including hedging, short selling, borrowing shares, or lending shares, with the effect or intent to mitigate loss or manage the risks of changes in share price or to profit from any decrease in share price, or to increase or decrease the voting power of the shareholder or any associated shareholder;

¡	any rights to dividends on our shares the shareholder has that are separated or separable from the underlying shares;

¡	any performance-related fees (other than an asset-based fee) the shareholder is entitled to based on any increase or decrease in the value of our shares or related derivative instruments, including any such interests held by members of the shareholder’s family; and

¡	any other information about the shareholder that would be required to be disclosed in a proxy statement.

•	A notice relating to a proposal other than director nominations also must include:

¡	a brief description of the business desired to be brought before the meeting, the reasons for conducting that business at the meeting, and any material interest the shareholder has in that business; and

¡	a description of any agreements, arrangements, and understandings between the shareholder and any other person in connection with the proposal.

•	A notice relating to a director nomination must include:

¡	all information about the nominee that would be required in a proxy statement (including the nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and

¡	a description of all direct and indirect compensation, and other material monetary arrangements during the past three years, and any other material relationships between the proposing shareholder and specified related persons, on the one hand, and the nominee and specified related persons, on the other.

•	A notice relating to a director nomination must be accompanied by a completed director’s questionnaire.

The bylaws do not purport to affect shareholders’ rights to submit proposals under Rule 14a-8.

The foregoing is only a summary. Please refer to the copy of our bylaws filed as an exhibit to this report for all of the detailed requirements.

Long-Term Equity Award Plan Amendment

Also on June 13, 2008, the Compensation Committee of the Board of Directors adopted an amendment to the La-Z-Boy Incorporated 2004 Long-term Equity Award Plan that, among other things:

•	permits us to grant an additional type of award — cash-settled restricted stock units — to participants other than named executive officers;

•	provides the Compensation Committee discretion to allocate awards among the various award types rather than fixing the allocation in the plan;

•	changes the vesting schedule for restricted stock, except for awards to named executive officers, so that 50% of the award vests on the third anniversary of the award date and the remaining 50% vests on the fourth anniversary (awards to named executive officers continue to vest 25% on the third anniversary, 25% on the fourth, and 50% on the fifth);

•	clarifies the prohibition on option repricing; and

•	limits the chief executive officer’s discretion to award restricted shares to newly hired or promoted employees.

The foregoing is only a summary. Please refer to the copy of the amended plan filed as an exhibit to this report for more detailed information.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website “http://www.la-z-boy.com”. We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2008 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2008 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2008 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2008 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2008 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1) Financial Statements:

Consolidated Statement of Operations for each of the three fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006

Consolidated Balance Sheet at April 26, 2008 and April 28, 2007

Consolidated Statement of Cash Flows for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006

Consolidated Statement of Changes in Shareholders’ Equity for the fiscal years ended April 26, 2008, April 28, 2007 and April 29, 2006

Notes to Consolidated Financial Statements

Management’s Report to Our Shareholders

Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 26, 2008

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

(3) Exhibits

The following exhibits are filed as part of this report:

Exhibit
Number	Description

(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	Amendment to Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999)
(3.3)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of June 13, 2008)
(4.1)	Credit Agreement dated as of February 6, 2008 among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wachovia Capital Finance Corporation (Central), as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed February 12, 2008).
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)
(10.2)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997)
(10.3)*	Form of Change in Control Agreement (Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995). In effect for: Kurt L. Darrow, Steven M. Kincaid, Louis M. Riccio, Jr., and Otis Sawyer.
(10.4)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8, Amendment No. 1, dated November 3, 1989)
(10.5)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 28, 2006)
(10.6)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as Amended through June 13, 2008
(10.7)*	Sample award agreement under the 2004 Long Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.8)*	Executive Incentive Compensation Plan - Description as of June 16, 2006 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(11)	Statement regarding computation of per share earnings (See Note 19 to the Consolidated Financial Statements included in Item 8)
(12)	Not applicable
(13)	Not applicable
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(99)	Not applicable
(100)	Not applicable

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 17, 2008 appearing in the 2008 Annual Report to Shareholders of La-Z-Boy Incorporated (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
June 17, 2008

LA-Z-BOY INCORPORATED AND SUBSIDIARIES SCHEDULE II

— VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts and Long-Term Notes

					Trade
					Accounts
			Reductions	Additions	Receivable
	Balance at		from	Charged	Written	Balance at
	Beginning	Discontinued	Consolidation of	to Costs and	Off Net of	End of
Fiscal Year Ended	of Year	Operations	VIEs	Expenses	Recoveries	Year
	(Dollars in thousands)

April 26, 2008	$15,577	—	—	$8,550	$(3,384)	$20,743
April 28, 2007	17,431	(925)	—	3,790	(4,719)	15,577
April 29, 2006	20,489	—	(891)	4,527	(6,694)	17,431

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LA-Z-BOY INCORPORATED

BY	/s/ Kurt L. Darrow
President and Chief Executive Officer

DATE: June 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 17, 2008, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J. W. Johnston J. W. Johnston Chairman of the Board of Directors	/s/ J. H. Foss J. H. Foss Director

/s/ K. L. Darrow K. L. Darrow President and Chief Executive Officer, Director	/s/ D. K. Hehl D. K. Hehl Director

/s/ R. M. Gabrys R. M. Gabrys Director	/s/ R. E. Lipford R. E. Lipford Director

/s/ H. G. Levy H. G. Levy Director	/s/ N. R. Qubein N. R. Qubein Director

/s/ W. A. McCollough W. A. McCollough Director	/s/ J. L. Thompson J. L. Thompson Director

/s/ L. M. Riccio, Jr. L. M. Riccio, Jr. Senior Vice President, and Chief Financial Officer	/s/ M.L. Mueller M.L. Mueller Vice President, Corporate Controller and Chief Accounting Officer