Form 10-Q
period 2008-07-26
LA-Z-BOY INC
filed 2008-08-19
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JULY 26, 2008
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
Yes ☑                                        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                        No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 26, 2008

Common Shares, $1.00 par value	51,428,120

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2009

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	First Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/26/08	7/28/07

Sales	$321,652	$344,396
Cost of sales
Cost of goods sold	235,115	259,143
Restructuring	5,795	2,561

Total cost of sales	240,910	261,704
Gross profit	80,742	82,692
Selling, general and administrative	91,837	94,508
Write-down of intangibles	1,292	—
Restructuring	781	1,120

Operating loss	(13,168)	(12,936)
Interest expense	1,495	2,097
Interest income	932	882
Other income, net	143	566

Loss from continuing operations before income taxes	(13,588)	(13,585)
Income tax benefit	(5,044)	(5,043)

Loss from continuing operations	(8,544)	(8,542)
Loss from discontinued operations (net of tax)	—	(152)

Net loss	$(8,544)	$(8,694)

Basic average shares	51,428	51,380
Basic loss from continuing operations per share	$(0.17)	$(0.17)
Discontinued operations per share (net of tax)	—	—

Basic net loss per share	$(0.17)	$(0.17)

Diluted average shares	51,428	51,380
Diluted loss from continuing operations per share	$(0.17)	$(0.17)
Discontinued operations per share (net of tax)	—	—

Diluted net loss per share	$(0.17)	$(0.17)

Dividends paid per share	$0.04	$0.12
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	7/26/08	4/26/08

Current assets
Cash and equivalents	$11,110	$14,982
Receivables, net	180,311	200,422
Inventories, net	167,455	178,361
Deferred income taxes—current	12,306	12,398
Other current assets	25,907	21,325

Total current assets	397,089	427,488
Property, plant and equipment, net	170,235	171,001
Deferred income taxes—long term	25,853	26,922
Goodwill	45,941	47,233
Trade names	9,006	9,006
Other long-term assets, net	84,805	87,220

Total assets	$732,929	$768,870

Current liabilities
Current portion of long-term debt	$9,086	$4,792
Accounts payable	49,973	56,421
Accrued expenses and other current liabilities	88,655	102,700

Total current liabilities	147,714	163,913
Long-term debt	90,618	99,578
Other long-term liabilities	54,553	54,783
Contingencies and commitments	—	—
Shareholders’ equity
Common shares, $1 par value	51,428	51,428
Capital in excess of par value	202,562	209,388
Retained earnings	187,289	190,215
Accumulated other comprehensive income	(1,235)	(435)

Total shareholders’ equity	440,044	450,596

Total liabilities and shareholders’ equity	$732,929	$768,870

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
(Unaudited, amounts in thousands)	7/26/08	7/28/07

Cash flows from operating activities
Net loss	$(8,544)	$(8,694)
Adjustments to reconcile net loss to cash provided by (used for) operating activities
(Gain)/loss on sale of assets	(2,066)	52
Write-down of intangibles	1,292	—
Restructuring	6,576	3,681
Provision for doubtful accounts	4,203	2,114
Depreciation and amortization	5,954	6,220
Stock-based compensation expense	869	861
Change in receivables	14,170	22,597
Change in inventories	10,906	(6,071)
Change in payables	(6,448)	(15,473)
Change in other assets and liabilities	(23,632)	(23,298)
Change in deferred taxes	1,161	(1,475)

Total adjustments	12,985	(10,792)

Net cash provided by (used for) operating activities	4,441	(19,486)

Cash flows from investing activities
Proceeds from disposals of assets	4,981	6,415
Capital expenditures	(7,372)	(9,629)
Purchases of investments	(5,449)	(6,622)
Proceeds from sales of investments	5,794	6,792
Change in other long-term assets	71	20

Net cash used for investing activities	(1,975)	(3,024)

Cash flows from financing activities
Proceeds from debt	14,635	705
Payments on debt	(18,857)	(900)
Stock issued for stock and employee benefit plans	(2)	(22)
Dividends paid	(2,075)	(6,209)

Net cash used for financing activities	(6,299)	(6,426)

Effect of exchange rate changes on cash and equivalents	(39)	1,001

Change in cash and equivalents	(3,872)	(27,935)
Cash and equivalents at beginning of period	14,982	51,721

Cash and equivalents at end of period	$11,110	$23,786

Cash paid (net of refunds) during period — income taxes	$923	$3,135
Cash paid during period — interest	$1,126	$1,910
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated Other
	Common	Capital in Excess	Retained	Comprehensive
(Unaudited, amounts in thousands)	Shares	of Par Value	Earnings	Income(Loss)	Total

At April 28, 2007	$51,377	$208,283	$223,896	$1,792	$485,348

Stock issued for stock and employee benefit plans, net of cancellations	51	(3,422)	3,102		(269)
Stock option, performance-based and restricted stock expense		4,527			4,527
Dividends paid			(20,746)		(20,746)
Comprehensive income (loss)
Net loss			(13,537)
Unrealized loss on marketable securities (net of tax of $0.1 million)				(222)
Realized gain on marketable securities (net of tax of $1.4 million)				(2,420)
Translation adjustment				(117)
Net actuarial gain (net of tax of $0.2 million)				532
Total comprehensive income (loss)					(15,764)
Impact of adoption of FIN 48			(2,500)		(2,500)

At April 26, 2008	$51,428	$209,388	$190,215	$(435)	$450,596

Stock issued for stock and employee benefit plans, net of cancellations		(7,695)	7,693		(2)
Stock option, performance-based and restricted stock expense		869			869
Dividends paid			(2,075)		(2,075)
Comprehensive income (loss)
Net loss			(8,544)
Unrealized loss on marketable securities (net of tax of $0.4 million)				(754)
Realization of losses on marketable securities (net of tax)				8
Translation adjustment				(332)
Change in fair value of cash flow hedges (net of tax of $0.1 million)				278
Total comprehensive income (loss)					(9,344)

At July 26, 2008	$51,428	$202,562	$187,289	$(1,235)	$440,044

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: Basis of Presentation
The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our fiscal 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments, which are necessary for a fair presentation of results for the respective interim period.
During our first quarter of fiscal 2009, our largest division revised certain shipping agreements with third-party carriers such that risk of loss transfers to our customers upon shipment rather than upon delivery. Accordingly, substantially all of our shipments with third-party carriers for this division are now recognized upon shipment of the product.
Note 2: Interim Results
The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 25, 2009.
Note 3: Reclassification
Certain prior year information has been reclassified to be comparable with the current year presentation.
Note 4: Inventories
     A summary of inventory follows:

(Unaudited, amounts in thousands)	7/26/08	4/26/08

Raw materials	$65,002	$71,346
Work in process	13,780	14,624
Finished goods	115,552	119,270

FIFO inventories	194,334	205,240
Excess of FIFO over LIFO	(26,879)	(26,879)

Inventories, net	$167,455	$178,361

Note 5: Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name is established based upon a royalty savings approach. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based upon the discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to determine the monetary value of impairment.
In fiscal 2009, we committed to a plan to close the operations of our La-Z-Boy U.K. subsidiary. As a result of this plan, we recorded an impairment charge of $1.3 million which represented the entire goodwill amount of the operating unit.
The following table summarizes the changes to goodwill and trade names during the first quarter of fiscal 2009:

		Acquisitions,
	Balance as of	Dispositions and	Balance as of
(Unaudited, amounts in thousands)	4/26/08	Other	7/26/08

Goodwill
Upholstery Group	$19,632	$(1,292)	$18,340
Retail Group	22,096	—	22,096
Corporate and Other	5,505	—	5,505

Consolidated	$47,233	$(1,292)	$45,941

Tradenames
Casegoods Group	$9,006	$—	$9,006

Note 6: Pension Plans
Net periodic pension costs were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/26/08	7/28/07

Service cost	$328	$441
Interest cost	1,359	1,346
Expected return on plan assets	(1,728)	(1,839)

Net periodic pension cost (benefit)	$(41)	$(52)

We did not make any contributions to the plans during the first quarter of fiscal 2009. We are not required to make any contributions to the defined benefit plans in fiscal year 2009; however we may make discretionary contributions.
Note 7: Financial Guarantees and Product Warranties
We have provided financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The lease guarantees are generally for real estate leases and have remaining terms of one to nine years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into, but they are not material to our financial position.
We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $12.7 million as of July 26, 2008.

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
A reconciliation of the changes in our product warranty liability is as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/26/08	7/28/07

Balance as of the beginning of the period	$14,334	$14,283
Accruals during the period	4,104	4,190
Settlements during the period	(3,793)	(4,206)

Balance as of the end of the period	$14,645	$14,267

Note 8: Stock-Based Compensation
In the first quarter of fiscal 2009, we granted 0.4 million restricted shares to employees. Compensation expense for restricted stock is equal to the market value of our common shares on the date of the award and is recognized over the service period.
We also granted 0.7 million performance awards in the first quarter of fiscal 2009. These awards allow for the potential award of common shares to employees based on the attainment of certain financial goals over a specific performance period. The shares are offered at no cost to the employees. The cost of performance-based awards is expensed over the service period based on the probability that the performance goals will be obtained. For the performance shares which were granted in fiscal 2008, the targets were met such that 0.3 million shares were earned and will be issued to employees who are still with the company as of the end of our fiscal 2010.
Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation was $0.9 million, for the first quarter of fiscal 2009 and fiscal 2008.
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
Retail Group. The Retail Group consists of 69 company-owned La-Z-Boy Furniture Galleries® stores in eight primary markets. The Retail Group sells mostly upholstered furniture to end consumers.

	First Quarter Ended
	7/26/08	7/28/07
(Unaudited amounts in thousands)	(13 weeks)	(13 weeks)

Sales
Upholstery Group	$237,118	$254,757
Casegoods Group	48,121	53,574
Retail Group	42,427	45,231
VIEs/Eliminations	(6,014)	(9,166)

Consolidated	$321,652	$344,396

Operating income (loss)
Upholstery Group	$9,857	$8,867
Casegoods Group	1,377	2,600
Retail Group	(10,010)	(10,074)
Corporate and Other*	(6,524)	(10,648)
Restructuring	(6,576)	(3,681)
Intangible Write-down	(1,292)	—

	$(13,168)	$(12,936)

*	Variable Interest Entities (“VIEs”) are included in corporate and other.
Note 10: Restructuring
During the past several years, we have entered into various restructuring plans to rationalize our manufacturing facilities and to consolidate retail distribution centers and close underperforming retail facilities. The majority of our restructuring charges related to our manufacturing and wholesale distribution facilities were reported as a component of Cost of Sales on our Consolidated Statement of Operations, while restructuring charges related to our retail operations were reported as a line item within our Selling, General and Administrative expenses section of our Consolidated Statement of Operations. With these restructuring plans, we have written-down various fixed assets which were accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, we recorded charges for severance and benefits, contract terminations and other transition costs related to relocating manufacturing and closing facilities. These other costs were expensed as incurred and accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
During fiscal 2009, we committed to a restructuring plan to close the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation. The closure of this operation is expected to occur in the second quarter of fiscal 2009 and will impact about 17 La-Z-Boy employees. In connection with this closure, we have recorded pre-tax restructuring charges of about $1.3 million, covering the write-down of inventory ($0.8 million) and the write-down of fixed assets and other restructuring charges ($0.5 million).

During the fourth quarter of fiscal 2008, we committed to a restructuring plan to consolidate all of our domestic cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. The transition of our cutting and sewing operations to Ramos Arizpe, Mexico, in the state of Coahuila, will impact approximately 1,050 La-Z-Boy employees at the five remaining facilities and will take place over a period of 18 to 24 months. We expect to begin production at our Mexican facility in early calendar 2009. Our Utah facility, which employed 630 people, ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. As a result of this transition, we expect to add approximately 400 positions to our other plants. In connection with these activities, we expect to record pre-tax restructuring and related asset impairment charges of $17 to $20 million for severance and benefits, write-down of certain fixed assets, and other restructuring costs. In the first quarter of fiscal 2009, we had restructuring charges of $5.5 million covering severance and benefits ($3.2 million) and other restructuring costs ($2.3 million). Other restructuring costs include transportation, freight surcharges and other transition costs as we move production to other plants.
In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of our Lincolnton, North Carolina and Iuka, Mississippi upholstery manufacturing facilities, the closure of our rough mill lumber operation in North Wilkesboro, North Carolina, the consolidation of operations at our Kincaid Taylorsville, North Carolina upholstery operation and the elimination of a number of positions throughout the remainder of the organization. The Lincolnton and Iuka facility closures occurred in the first quarter of fiscal 2008 and impacted approximately 250 and 150 employees, respectively. The closure of our North Wilkesboro lumber operation, the consolidation of operations at Kincaid’s Taylorsville operation and the remaining activities occurred in the fourth quarter of fiscal 2007 and impacted approximately 100 positions. These decisions were made to help align our company with the current business environment and strengthen our positioning going forward. In the first quarter of fiscal 2009, we had restructuring reversals of $0.5 million relating to lower benefit costs then originally estimated.
During fiscal 2007 and 2008, several of our Retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 130 jobs were eliminated as a result of these closures. In the first quarter of fiscal 2009, we had restructuring charges of $0.3 million related to contract terminations.
Restructuring costs relating to the manufacturing plants and the majority of the costs for our La-Z-Boy U.K. operations were reported as a component of Cost of Sales. Restructuring costs related to our Retail operations and the remaining costs related to our La-Z-Boy U.K. operations were reported as a line item in our S,G&A section of the Consolidated Statement of Operations.
As of July 26, 2008, we had a remaining restructuring liability of $4.7 million which is expected to be settled as follows: $4.1 million in fiscal 2009, $0.4 million in fiscal 2010, $0.1 million in fiscal 2011 and $0.1 million thereafter. Contract terminations resulting from the closure of several of our retail stores and warehouses resulted in our restructuring liability being paid out over an extended length of time.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2009
			Cash
			Payments
	4/26/08	Charges to	or Asset	7/26/08
(Unaudited, amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$2,842	$2,712	$(1,681)	$3,873
Fixed asset write-downs, net of gains	—	29	(29)	—
Contract termination costs	939	313	(410)	842
Other	—	3,522	(3,522)	—

Total restructuring	$3,781	$6,576	$(5,642)	$4,715

		Fiscal 2008
			Cash
			Payments
	4/28/07	Charges to	or Asset	4/26/08
(Unaudited, amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$2,177	$3,253	$(2,588)	$2,842
Fixed asset write-downs, net of gains	—	364	(364)	—
Contract termination costs	1,257	2,019	(2,337)	939
Other	—	2,499	(2,499)	—

Total restructuring	$3,434	$8,135	$(7,788)	$3,781

Note 11: Uncertain Tax Positions
We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109, effective as of April 29, 2007. The total amount of unrecognized tax benefits as of April, 2008 was $7.1 million, which included $1.7 million attributable to timing differences that once resolved would have no impact on our effective tax rate. During the first quarter of fiscal year 2009 various issues were resolved which reduced this amount to $6.3 million.
We believe that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $0.6 million within the next 12 months. This decrease relates to anticipated settlements of several outstanding issues with several taxing authorities.
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

La-Z-Boy Furniture Galleries® stores that are not operated by us are operated by independent dealers. These stores sell La-Z-Boy manufactured products as well as various accessories purchased from approved La-Z-Boy vendors. Most of these independent dealers have sufficient equity to carry out their principal operating activities without subordinated financial support. However, there are certain independent dealers that we have determined may not have sufficient equity. In some cases we have extended credit beyond normal trade terms to the independent dealers, made direct loans, entered into leases and/or guaranteed certain loans or leases.
Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of their equity. We recognize all net earnings of these VIEs to the extent of recouping the losses previously recorded. Earnings in excess of our losses are attributed to equity owners of the dealers and are recorded as minority interest. We had four consolidated VIEs for fiscal 2009 and 2008.
Our consolidated VIEs recognized $14.1 million and $11.9 million of sales, net of intercompany eliminations, in the first quarter of fiscal 2009 and the first quarter of fiscal 2008, respectively. Additionally, we recognized a net loss per share of $0.01 and $0.03 in the first quarter of fiscal 2009 and fiscal 2008, respectively, resulting from the operating results of these VIEs. The VIEs, after the elimination of intercompany activity, had the impact of reducing our assets by $6.5 million in the first quarter of fiscal 2009 and reducing our assets by $3.8 million at the end of fiscal 2008.
Note 13: Discontinued Operations
During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and our Pennsylvania House trade name. These dispositions were accounted for as discontinued operations.
The results of the discontinued operations for Clayton Marcus and Pennsylvania House for the first quarter of fiscal 2008 were as follows:

First
Quarter
Ended
(Unaudited, amounts in thousands)	7/28/07

Net sales	$10,735
Loss from discontinued operations, net of tax	$(152)
In the Consolidated Statement of Cash Flows, the activity of these operating units was included along with the activity from our continuing operations.
Note 14: Earnings per Share
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

	First Quarter Ended
(Unaudited, amounts in thousands)	7/26/08	7/28/07

Weighted average common shares outstanding (basic)	51,428	51,380
Effect of options and unvested restricted stock	—	—

Weighted average common shares outstanding (diluted)	51,428	51,380

The weighted average common shares outstanding (diluted) at July 26, 2008 and July 28, 2007 exclude outstanding stock options of 0.3 million and 0.2 million, respectively, because the net loss from continuing operations would cause the effect of options to be anti-dilutive.
The effect of options to purchase 2.7 million and 2.2 million shares for the quarters ended July 26, 2008 and July 28, 2007 with a weighted average exercise price of $15.45 and $16.59 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.
Note 15: Fair Value Measurements
We adopted FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, effective April 27, 2008 for our financial assets and liabilities. Adoption of SFAS No. 157 did not have a material effect on our financial position, results of operations or cash flows.
In February 2008, the Financial Accounting Standards Board issued FASB Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP FAS 157-1 amended SFAS No. 157 to exclude from its scope SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. Also in February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amended SFAS No. 157 to defer the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. We are currently assessing the impact of SFAS No. 157 on our non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.
SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. The various levels of the SFAS No. 157 fair value hierarchy are described as follows:
•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•	Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•	Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of July 26, 2008:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3

Assets
Available-for-sale securities	$14,091	$17,998	$—
Interest rate swap	—	267	—

Total	$14,091	$18,265	$—

We hold available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans and our captive insurance company. The fair value measurements for our available-for-sale securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time.
We entered into a three year interest rate swap agreement in order to fix a portion of our floating rate debt. The fair value of the swap agreement was measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation and considered counterparty non-performance risk. These assumptions can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Note 16: Hedging Activities
During the first quarter of fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge. This swap hedges the interest on $20 million of floating rate debt. Under the swap, we are required to pay 3.33% through May 16, 2011 and we receive three month LIBOR from the counterparty. This offsets the three month LIBOR component of interest which we are required to pay under $20 million of floating rate debt. Interest under this debt as of July 26, 2008 was three month LIBOR plus 2.0%.
Note 17: Recent Accounting Pronouncements
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

We adopted SFAS No. 159 on April 27, 2008 and have not elected the permitted fair value measurement provisions of this statement.
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
FASB Statement of Financial Accounting Standards No. 161
The FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows requires disclosure of the fair values of derivative instruments and their gains and losses in tabular format and derivative features that are credit risk related.
We are currently determining the impact this pronouncement will have on our financial statements. This statement will be effective for the fourth quarter of fiscal 2009.

FASB Statement of Financial Accounting Standards No. 163
The FASB issues Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of Statement No. 60 (“SFAS No. 163”). SFAS No. 163 provides insurance enterprises clarification for recognizing and measuring claim liabilities related to financial guarantee insurance contracts. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures on the insurance enterprise’s risk-management activities. This statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.
We are currently determining the impact, if any, SFAS No. 163 will have on our financial statements. This statement will be effective for interim periods beginning in fiscal 2010.
FASB Staff Position EITF 03-6-1: Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective January 1, 2009 and retrospective application is required.
We are currently determining the impact, if any, FSP EITF 03-6-1 will have on our financial statements. This statement will be effective beginning with our third quarter of this fiscal year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction to La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2009. We then provide a discussion of our results of operations, liquidity and capital resources, quantitative and qualitative disclosures about market risk, and critical accounting policies.
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
Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) further changes in housing market; (d) the impact of terrorism or war; (e) continued energy price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) changes in currency exchange rates; (i) competitive factors; (j) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (k) effects of restructuring actions; (l) changes in the domestic or international regulatory environment; (m) ability to implement global sourcing organization strategies; (n) fair value changes to our intangible assets due to actual results differing from projected; (o) the impact of adopting new accounting principles; (p) the impact from natural events such as hurricanes, earthquakes and tornadoes; (q) the ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (r) continued decline in the credit market and potential impacts on our customers; (s) those matters discussed in Item 1A of our fiscal 2008 Annual Report and factors relating to acquisitions and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.
Introduction
La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 69 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 69 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 333 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-

branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.
In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the first quarter of fiscal 2009 we had four VIEs, operating 34 stores, consolidated into our Statement of Operations. At the end of the fiscal 2008 first quarter, we had four VIEs, operating 31 stores, in our Consolidated Statement of Operations.
Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.
Upholstery Group. In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. Also included in the Upholstery Group are the operating units Bauhaus and England. This group primarily manufactures and sells upholstered furniture to proprietary stores and other furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.
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
Retail Group. The Retail Group consists of 69 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the East Coast of the United States and also including southeastern Florida. The Retail Group sells mostly upholstered furniture to end consumers through the retail network.
The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

During the first quarter of fiscal 2008, we began rolling out a new proprietary distribution model referred to as Comfort Studios. Comfort Studios can be smaller and more adaptable than the former in-store gallery model. At the end of the first quarter of fiscal 2009, we had 387 Comfort Studios, of which some were new studios and the rest were conversions of in-store galleries and general dealers. We expect to open or convert approximately 86 more Comfort Studios during the remainder of fiscal 2009. Kincaid, England and Lea also have in-store gallery programs.
Results of Operations
Analysis of Operations: Quarter Ended July 26, 2008
(First Quarter 2009 compared with 2008)

	Quarter Ended		Percent
(Amounts in thousands, except per share amounts and percentages)	7/26/08	7/28/07	change

Upholstery sales	$237,118	$254,757	(6.9)%
Casegoods sales	48,121	53,574	(10.2)%
Retail sales	42,427	45,231	(6.2)%
Other/eliminations*	(6,014)	(9,166)	34.4%
Consolidated sales	$321,652	$344,396	(6.6)%

Consolidated gross profit	$80,742	$82,692	(2.4)%
Consolidated gross margin	25.1%	24.0%

Consolidated S,G&A	$91,837	$94,508	(2.8)%
S,G&A as a percent of sales	28.6%	27.4%

Upholstery operating income	$9,857	$8,867	11.2%
Casegoods operating income	1,377	2,600	(47.0)%
Retail operating loss	(10,010)	(10,074)	0.6%
Corporate and other	(6,524)	(10,648)	38.7%
Intangible write-down	(1,292)	—	—
Restructuring	(6,576)	(3,681)	(78.6)%
Consolidated operating loss	$(13,168)	$(12,936)	(1.8)%

Upholstery operating margin	4.2%	3.5%
Casegoods operating margin	2.9%	4.9%
Retail operating margin	(23.6)%	(22.3)%
Consolidated operating margin	(4.1)%	(3.8)%

Loss from continuing operations	$(8,544)	$(8,542)	—

Diluted loss per share from continuing operations	$(0.17)	$(0.17)	—

*	Includes sales from our VIEs.

Sales
Consolidated sales were down 6.6% when compared with the first quarter of fiscal 2008 due in large part to a weak retail environment attributable to current economic factors, such as high energy costs, an uncertain housing market and a deteriorating consumer credit environment.
Upholstery Group sales were down 6.9% compared with the first quarter of fiscal 2008. Sales price increases resulted in a 2.4% increase in sales; however this was offset by a decrease in sales volume due to an overall weak consumer demand, which we associate with the significant decline in consumer confidence and the uncertainty in the housing and mortgage markets. In addition, the decline in sales volume was partially offset by a change in contractual relationships with our third party carriers, which resulted in revenue recognition at shipping point. As reported in our Form 10-K for the fiscal year ended April 28, 2008, revenue for our largest upholstery operation had previously been recognized upon delivery.
Casegoods Group sales decreased 10.2% compared with the first quarter of fiscal 2008. The decrease in sales volume occurred across all of our Casegoods operating units and directly related to the overall weakness at retail. Additionally, with the Casegoods product typically priced higher than upholstered furniture, we believe the consumer is postponing these purchases to a greater extent than they are upholstery.
Retail Group sales decreased 6.2% when compared with the first quarter of fiscal 2008. The decrease in sales was related to the significant decrease in new housing starts and sales of already existing homes, which has had a negative effect on the home furnishings market and the overall weakness at retail for furniture.
Included in Other/eliminations are the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group. The majority of the change in Other/eliminations was attributable to a $2.2 million increase in the sales of our VIEs. Sales of our VIEs increased in fiscal 2009 when compared to fiscal 2008 as the result of having three additional stores in fiscal 2009.
Gross Margin
Gross margin increased 1.1 percentage points in the first quarter of fiscal 2009 in comparison to the first quarter of fiscal 2008. Although our sales declined $22.7 million quarter over quarter, our gross profit dollars were relatively flat during this same period. Selling price increases, mainly for our La-Z-Boy branded product, increased our gross margin by 1.7 percentage points; which was offset by a 1.0 percentage point increase in restructuring charges in fiscal 2009 as compared to fiscal 2008. In addition, with the completion of our cellular conversion and the closure of the Tremonton plant, the overall efficiency in our La-Z-Boy branded manufacturing increased our gross margin 1.3 percentage points, which was negatively impacted by the 1.0 percentage point reduction in gross margin due to steel, polyurethane foam, plywood and fabric and leather cost increases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (S,G&A) decreased when compared to the prior year’s first quarter, however as a percent of sales, S,G&A increased by about 1.2 percentage points. During the first quarter of fiscal 2009, we realized gains on property sales of $2.1 million compared to no gains in the first quarter of fiscal 2008 which decreased S,G&A. In addition, our 6.6% decline in sales attributed to the decrease in S,G&A dollars as well. However, advertising expenses increased $1.7 million in fiscal 2009 as compared to fiscal 2008 due to the national advertising campaign which began in the fall of 2007.

Also, our charges for bad debts increased by about $2.1 million when compared with the first quarter of fiscal 2008 due to the continuing weakness in the overall retail environment. During the first quarter of fiscal 2009, the Florida, Michigan, Southern California and Nevada markets were impacted to a greater extent by the weak retail environment than other markets. As a result, we anticipate several store closures (mainly in Florida) and other credit issues leading to the increased charge for bad debts.
Restructuring
Restructuring costs totaled $6.6 million for the first quarter of fiscal 2009 as compared with $3.7 million in restructuring expenses in the first quarter of fiscal 2008. The restructuring costs in fiscal 2009 related to the closure of our Tremonton, Utah facility, the restructuring of our La-Z-Boy U.K. facility and the ongoing costs for the closure of retail facilities. These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities. The restructuring costs in fiscal 2008 related to the closure of our Lincolnton, NC facility in addition to contract termination and ongoing lease costs for our closed retail facilities.
Operating Margin
Our consolidated operating margin was (4.1)% for the first quarter of fiscal 2009 and included 2.1 percentage points of restructuring charges. Operating margin for the first quarter of fiscal 2008 was (3.8)% and included 1.1 percentage points of restructuring.
The Upholstery Group operating margin increased 0.7 percentage points when compared with the first quarter of fiscal 2008. The change in our manufacturing footprint from assembly to cellular as well as selling price increases positively impacted our operating margin. The upholstery operating income also benefited somewhat from the change in third party freight carrier contracts as noted above. However, this increase was slightly offset by higher advertising in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 as a result of our national campaign which did not begin until the fall of 2007. This campaign is a shared advertising program with La-Z-Boy Furniture Galleries® stores from which we receive a partial reimbursement. The costs for the program are a component of S,G&A and the reimbursements are a component of net sales. Increased bad debt expense also negatively impacted our operating margin in the first quarter of fiscal 2009.
Our Casegoods Group operating margin decreased by 2.0 percentage points in the first quarter of fiscal 2009 versus the first quarter of fiscal 2008. With the 10.2% decrease in sales volume; we were unable to reduce our costs quickly enough to maintain our operating margin.
Our Retail Group operating margin decreased by 1.3 percentage points during the first quarter of fiscal 2009 in comparison to the first quarter of fiscal 2008. While we were able to increase the gross margin of this operating unit as a result of selling price increases, the continued decline in sales resulted in a lower operating margin due to the fixed occupancy costs of our Retail operations.
Corporate and Other operating loss decreased $4.1 million during the first quarter of fiscal 2009 when compared with the first quarter of fiscal 2008. Our VIEs losses for the first quarter of fiscal 2009 were $0.5 million less than the same quarter the prior year and realized gains on property sales for the quarter were $2.1 million as compared to a loss of $0.1 million in the first quarter of fiscal 2008.
Interest Expense
Interest expense for the first quarter of fiscal 2009 was less than the first quarter of fiscal 2008 due to a $44.0 million decrease in our average debt and a 0.4 percentage point decrease in our weighted average interest rate.

Income Taxes
Our effective tax rate remained flat at 37.1% in the first quarter of fiscal 2009 and 2008. In fiscal 2009, our expected tax rate of 39% was impacted by several discrete items, the most significant being the recording of a valuation reserve against the net operating losses of our La-Z-Boy U.K. subsidiary. In addition, the adverse impact of this new valuation reserve was partially offset by the favorable resolution of several outstanding issues involving certain state taxing authorities.
Discontinued Operations
In the first quarter of fiscal 2009 we had no discontinued operations. In the prior year first quarter our discontinued operations experienced a net operating loss of $0.2 million after-tax.
Liquidity and Capital Resources
Our total assets at the end of the first quarter of fiscal 2009 decreased $35.9 million compared with the end of fiscal 2008. The majority of this decline was attributed to decreases in inventory and trade accounts receivable related to the consolidation of our retail warehouses and the decline in overall sales volumes.
Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under credit facilities. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. We expect these sources of liquidity to continue to be adequate for the foreseeable future. Capital expenditures for the first quarter of fiscal 2009 were $7.4 million compared with $9.6 million during the first quarter of fiscal 2008. We expect restructuring costs from our plan to consolidate the cutting and sewing operations in Mexico to impact cash by $1.5 million during the remainder of fiscal 2009, $7.1 million during fiscal 2010 and $0.6 million during fiscal 2011. During the first quarter of fiscal 2008 we exercised a $5.2 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $26 to $28 million in fiscal 2009.
Our credit agreement would prohibit us from paying dividends if “excess availability”, as defined in the credit agreement, fell below $30 million. Certain covenants and restrictions, including a fixed charge coverage ratio, also would become effective if excess availability fell below $30 million. As of July 26, 2008 we had $71 million outstanding and $56.1 million of excess availability under the credit agreement. The main cause for the decline in our excess availability from April 26, 2008 was the cyclical nature of our business. During our first quarter, we generally experience lower sales than other quarters during the year. As a result of this seasonality, our receivables and inventory generally decline during our first quarter ($31.0 million in the first quarter of fiscal 2009). Since our availability is generated from eligible trade accounts receivable and inventory, this decline reduced the amount of assets supporting our availability. In our first quarter of fiscal 2009, the cash generated by reducing inventory and accounts receivable was mainly utilized to pay various liabilities. With the cyclical nature of our business, we expect an increase in our availability for the second quarter of fiscal 2009 due to increased eligible accounts receivable and inventory balances offset by increases in current liabilities that will reduce the need for additional borrowings.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Quarter Ended
(Amounts in thousands)	7/26/08	7/28/07

Operating activities
Net loss, depreciation and deferred taxes	$(1,429)	$(3,949)
Restructuring	6,576	3,681
Working capital and other	(706)	(19,218)

Cash provided by (used for) operating activities	4,441	(19,486)

Investing activities	(1,975)	(3,024)

Financing activities
Net decrease in debt	(4,222)	(195)
Other financing activities	(2,077)	(6,231)

Cash used for financing activities	(6,299)	(6,426)

Exchange rate changes	(39)	1,001

Net decrease in cash and equivalents	$(3,872)	$(27,935)

Operating Activities
During the first quarter of fiscal 2009, net cash provided by operating activities was $4.4 million, compared with $19.5 million used for the first quarter of fiscal 2008. The increase in 2009 operating cash flows was due mainly to changes in inventory and accounts payable offset somewhat by the smaller decrease in accounts receivable which related to our overall reduction in business. If business returns to historical levels, we believe these liabilities and accounts receivable would change proportionately. Discontinued operations did not have a significant impact on the cash provided by operating activities for the first quarter of fiscal 2009 or fiscal 2008.
Investing Activities
During the first quarter of fiscal 2009, net cash used for investing activities was $2.0 million, whereas $3.0 million was used for investing activities during fiscal 2008. During the first quarter of fiscal 2008, $6.4 million in proceeds was generated by a sale-leaseback transaction we entered into with a third party. We exercised an option to purchase a property, sold it to a third party and then subsequently leased it back. In the first quarter of fiscal 2009, $5.0 million in proceeds were received from the sale of several properties, offset by $7.2 million of capital expenditures.
Financing Activities
Our financing activities included borrowings and payments on our debt facilities and dividend payments. We used $6.3 million of cash in financing activities in the first quarter of fiscal 2009 compared with $6.4 million of cash used in financing activities during the first quarter of fiscal 2008.
In the first quarter of fiscal 2008 we adopted FIN 48 and as a consequence, the balance sheet at the end of the first quarter of fiscal 2009 reflected a $3.4 million liability for uncertain income tax positions. Of this amount only $0.9 million will be settled within the next 12 months. The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled. There were no material changes to our contractual obligations table during the quarter.

Our debt-to-capitalization ratio was 18.5% at July 26, 2008 and 18.8% at April 26, 2008.
Our Board of Directors has authorized the repurchase of company stock. As of July 26, 2008, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first quarter of fiscal 2009.
We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $12.7 million. Of this, $2.6 million will expire within one year, $4.0 million in one to three years, $2.3 million in four to five years, and $3.8 million thereafter. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the first quarter of fiscal 2009, we had $49.4 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.
Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.
Critical Accounting Policies
Our critical accounting policies are disclosed in our Form 10-K for the year ended April 26, 2008.
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
The CDSOA provides for distribution of monies collected by CBP from anti-dumping cases to domestic producers that supported the anti-dumping petition. We received $7.1 million of CDSOA payments during fiscal 2008 and $3.4 million during fiscal 2007. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.
Recent Accounting Pronouncements
Refer to Note 17 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 26, 2008.
Business Outlook
The overall macroeconomic environment continues to be challenging. Increased oil prices, higher interest rates and a depressed housing market, combined with low consumer confidence levels, are having an effect on the home furnishings industry across the board. We remain committed to running our business with the greatest efficiency possible and believe we have the opportunity to improve our performance. As we announced last quarter, due to seasonality issues and the way in which our fiscal year (May through April) rolls out, we anticipate the second half of our fiscal year to be operationally stronger than the first half.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our lines of credit and revolving credit facility under which we had $71 million of borrowings at July 26, 2008. In May, 2008, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on a portion of our floating rate debt. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2009 based upon the current levels of exposed liabilities.
We are exposed to market risk from changes in the value of foreign currencies. Our exposure to changes in the value of foreign currencies is reduced through our use of foreign currency forward contracts from time to time. At July 26, 2008, we had no foreign exchange forward contracts outstanding. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2009.
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

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors during the first quarter of fiscal 2009. Our risk factors are disclosed in our Form 10-K for the year ended April 26, 2008.
ITEM 6. EXHIBITS

Exhibit
Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(99.1)	Press Release dated August 19, 2008

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)
Date: August 19, 2008

BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller On behalf of the registrant and as Chief Accounting Officer