Form 10-Q
period 2008-10-25
LA-Z-BOY INC
filed 2008-11-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2008
Commission file number: 1-9656
LA-Z-BOY INCORPORATED

(Exact name of registrant as specified in its charter)

Michigan	38-0751137

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1284 North Telegraph Road, Monroe, Michigan	48162-3390

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (734) 242-1444
N/A

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
☑Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”,“ non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer* (*Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At October 25, 2008, there were 51,469,071 shares, par value $1.00, outstanding.

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2009

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Second Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/25/08	10/27/07

Sales	$331,948	$365,434
Cost of sales
Cost of goods sold	242,681	266,658
Restructuring	2,236	518

Total cost of sales	244,917	267,176
Gross profit	87,031	98,258
Selling, general and administrative	101,942	98,098
Write-down of intangibles	408	5,809
Restructuring	687	449

Operating loss	(16,006)	(6,098)
Interest expense	1,651	2,120
Interest income	630	1,543
Other expense, net	685	169

Loss from continuing operations before income taxes	(17,712)	(6,844)
Income tax expense/(benefit)	36,032	(3,192)

Loss from continuing operations	(53,744)	(3,652)
Loss from discontinued operations (net of tax)	—	(6,282)

Net loss	$(53,744)	$(9,934)

Basic average shares	51,458	51,410
Basic loss from continuing operations per share	$(1.04)	$(0.07)
Discontinued operations per share (net of tax)	—	(0.12)

Basic net loss per share	$(1.04)	$(0.19)

Diluted average shares	51,458	51,410
Diluted loss from continuing operations per share	$(1.04)	$(0.07)
Discontinued operations per share (net of tax)	—	(0.12)

Diluted net loss per share	$(1.04)	$(0.19)

Dividends paid per share	$0.04	$0.12
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/25/08	10/27/07

Sales	$653,600	$709,830
Cost of sales
Cost of goods sold	477,795	525,801
Restructuring	8,032	3,079

Total cost of sales	485,827	528,880
Gross profit	167,773	180,950
Selling, general and administrative	193,781	192,606
Write-down of intangibles	1,700	5,809
Restructuring	1,467	1,569

Operating loss	(29,175)	(19,034)
Interest expense	3,146	4,217
Interest income	1,562	2,936
Other expense, net	541	114

Loss from continuing operations before income taxes	(31,300)	(20,429)
Income tax expense/(benefit)	30,988	(8,235)

Loss from continuing operations	(62,288)	(12,194)
Loss from discontinued operations (net of tax)	—	(6,434)

Net loss	$(62,288)	$(18,628)

Basic average shares	51,443	51,395
Basic loss from continuing operations per share	$(1.21)	$(0.24)
Discontinued operations per share (net of tax)	—	(0.12)

Basic net loss per share	$(1.21)	$(0.36)

Diluted average shares	51,443	51,395
Diluted loss from continuing operations per share	$(1.21)	$(0.24)
Discontinued operations per share (net of tax)	—	(0.12)

Diluted net loss per share	$(1.21)	$(0.36)

Dividends paid per share	$0.08	$0.24
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	10/25/08	4/26/08

Current assets
Cash and equivalents	$14,485	$14,982
Receivables, net	196,804	200,422
Inventories, net	167,113	178,361
Deferred income taxes—current	2,077	12,398
Other current assets	28,045	21,325

Total current assets	408,524	427,488
Property, plant and equipment, net	164,244	171,001
Deferred income taxes—long term	810	26,922
Goodwill	45,533	47,233
Trade names	9,006	9,006
Other long-term assets, net	74,845	87,220

Total assets	$702,962	$768,870

Current liabilities
Short-term borrowings	$7,000	$—
Current portion of long-term debt	10,164	4,792
Accounts payable	58,348	56,421
Accrued expenses and other current liabilities	88,964	102,700

Total current liabilities	164,476	163,913
Long-term debt	99,819	99,578
Deferred income taxes—long term	6,406	—
Other long-term liabilities	51,462	54,783
Contingencies and commitments	—	—
Shareholders’ equity
Common shares, $1 par value	51,469	51,428
Capital in excess of par value	203,489	209,388
Retained earnings	131,371	190,215
Accumulated other comprehensive loss	(5,530)	(435)

Total shareholders’ equity	380,799	450,596

Total liabilities and shareholders’ equity	$702,962	$768,870

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/08	10/27/07	10/25/08	10/27/07

Cash flows from operating activities
Net loss	$(53,744)	$(9,934)	$(62,288)	$(18,628)
Adjustments to reconcile net loss to cash provided by (used for) operating activities
(Gain)/loss on sale of assets	(604)	(36)	(2,670)	16
Loss on the sale of discontinued operations (net of tax)	—	3,990	—	3,990
Write-down of businesses held for sale (net of tax)	—	2,159	—	2,159
Write-down of intangibles	408	5,809	1,700	5,809
Restructuring	2,923	967	9,499	4,648
Provision for doubtful accounts	4,797	1,505	9,000	3,619
Depreciation and amortization	5,989	6,093	11,943	12,313
Stock-based compensation expense	986	1,001	1,855	1,862
Change in receivables	(22,261)	(13,409)	(8,091)	9,188
Change in inventories	(63)	15,323	10,843	9,252
Change in payables	8,375	1,205	1,927	(14,268)
Change in other assets and liabilities	(2,893)	4,484	(26,525)	(18,814)
Change in deferred taxes	41,677	(4,671)	42,838	(6,146)

Total adjustments	39,334	24,420	52,319	13,628

Net cash provided by (used for) operating activities	(14,410)	14,486	(9,969)	(5,000)

Cash flows from investing activities
Proceeds from disposals of assets	2,805	867	7,786	7,282
Proceeds from sale of discontinued operations	—	4,019	—	4,019
Capital expenditures	(2,618)	(5,970)	(9,990)	(15,599)
Purchases of investments	(3,516)	(6,648)	(8,965)	(13,270)
Proceeds from sales of investments	5,233	7,801	11,027	14,593
Change in other long-term assets	158	365	229	385

Net cash provided by (used for) investing activities	2,062	434	87	(2,590)

Cash flows from financing activities
Proceeds from debt	24,831	112	39,466	817
Payments on debt	(6,430)	(338)	(25,287)	(1,238)
Stock issued/canceled for stock and employee benefit plans	2	(94)	—	(116)
Dividends paid	(2,076)	(6,232)	(4,151)	(12,441)

Net cash provided by (used for) financing activities	16,327	(6,552)	10,028	(12,978)

Effect of exchange rate changes on cash and equivalents	(604)	538	(643)	1,539

Change in cash and equivalents	3,375	8,906	(497)	(19,029)
Cash and equivalents at beginning of period	11,110	23,786	14,982	51,721

Cash and equivalents at end of period	$14,485	$32,692	$14,485	$32,692

Cash paid (net of refunds) during period – income taxes	$(719)	$758	$204	$3,893
Cash paid during period — interest	$1,287	$1,495	$2,413	$3,405
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Capital in		Other Compre-
	Common	Excess of	Retained	hensive
(Unaudited, amounts in thousands)	Shares	Par Value	Earnings	Income(Loss)	Total

At April 28, 2007	$51,377	$208,283	$223,896	$1,792	$485,348

Stock issued for stock and employee benefit plans, net of cancellations	51	(3,422)	3,102		(269)
Stock option, performance-based and restricted stock expense		4,527			4,527
Dividends paid			(20,746)		(20,746)
Comprehensive income (loss)
Net loss			(13,537)
Unrealized loss on marketable securities (net of tax of $0.1 million)				(222)
Realized gain on marketable securities (net of tax of $1.4 million)				(2,420)
Translation adjustment				(117)
Net actuarial gain (net of tax of $0.2 million)				532
Total comprehensive loss					(15,764)
Impact of adoption of FIN 48			(2,500)		(2,500)

At April 26, 2008	$51,428	$209,388	$190,215	$(435)	$450,596

Stock issued for stock and employee benefit plans, net of cancellations	41	(7,754)	7,595		(118)
Stock option, performance-based and restricted stock expense		1,855			1,855
Dividends paid			(4,151)		(4,151)
Comprehensive loss
Net loss			(62,288)
Unrealized loss on marketable securities				(4,752)
Realization of losses on marketable securities (net of tax)				(28)
Translation adjustment				(91)
Change in fair value of cash flow hedges				(224)
Total comprehensive loss					(67,383)

At October 25, 2008	$51,469	$203,489	$131,371	$(5,530)	$380,799

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
Note 3: Reclassification
Certain prior year information has been reclassified to be comparable with the current year presentation.
Note 4: Inventories
A summary of inventory follows:

(Unaudited, amounts in thousands)	10/25/08	4/26/08

Raw materials	$60,205	$71,346
Work in process	13,778	14,624
Finished goods	120,972	119,270

FIFO inventories	194,955	205,240
Excess of FIFO over LIFO	(27,842)	(26,879)

Inventories, net	$167,113	$178,361

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

During the second quarter of fiscal 2009, our business was impacted by significant declines in consumer demand. As a result of the challenging retail environment, we found it necessary to review the valuations of the goodwill for our Retail markets. Our analysis of the fair value of the goodwill for the Retail operating units concluded that the fair values exceeded the carrying values and as such, no impairment charges were necessary. We will perform our annual testing on these operating units in the fourth quarter of fiscal 2009. If operating results continue to be negatively impacted by the economic conditions and our cost-cutting measures do not improve the profitability of these operating units, we could realize an impairment of goodwill for these operating units at that time.
During the first quarter of fiscal 2009, we committed to a plan to close the operations of our La-Z-Boy U.K. subsidiary. As a result of this plan, we recorded an impairment charge of $1.3 million which represented the entire goodwill amount of the operating unit. During the second quarter of fiscal 2009, we committed to a plan to reorganize our Toronto, Ontario market which we consolidate as a VIE. As a result of this plan, we recorded a goodwill impairment charge of $0.4 million which represented the entire goodwill amount of this market.
The following table summarizes the changes to goodwill and trade names during the first half of fiscal 2009:

		Acquisitions,
	Balance as	Dispositions	Balance as
(Unaudited, amounts in thousands)	of 4/26/08	and Other	of 10/25/08

Goodwill
Upholstery Group	$19,632	$(1,292)	$18,340
Retail Group	22,096	—	22,096
Corporate and Other*	5,505	(408)	5,097

Consolidated	$47,233	$(1,700)	$45,533

Tradenames
Casegoods Group	$9,006	$—	$9,006

*	Corporate and Other includes goodwill from our VIEs.
Note 6: Investments
Included in other long-term assets were $26.3 million and $34.0 million at October 25, 2008 and April 26, 2008, respectively, of available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans and our captive insurance company.  All unrealized gains or losses, which have not otherwise been recognized as other than temporary losses, are reflected net of tax in accumulated other comprehensive loss within Shareholders’ Equity.  The net unrealized loss was $5.5 million and $0.9 million at October 25, 2008 and April 26, 2008, respectively.  We evaluated our investments for other-than-temporary impairment and; as such have recognized $0.1 million of losses related to investments which were determine to be other than temporarily impaired.  This evaluation included consideration of downgrades in the securities, overall market conditions and other factors. If the market conditions continue, we may be required to recognize further impairment charges, which would adversely impact our future earnings.

Note 7: Pension Plans
Net periodic pension costs were as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/08	10/27/07	10/25/08	10/27/07

Service cost	$328	$441	$656	$882
Interest cost	1,359	1,346	2,718	2,692
Expected return on plan assets	(1,728)	(1,839)	(3,456)	(3,678)

Net periodic pension cost (benefit)	$(41)	$(52)	$(82)	$(104)

We did not make any contributions to the plans during the first half of fiscal 2009.  We are not required to make any contributions to the defined benefit plans in fiscal year 2009; however we may make contributions.
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
We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $11.4 million at the end of the second quarter of fiscal 2009.
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
A reconciliation of the changes in our product warranty liability is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/08	10/27/07	10/25/08	10/27/07

Balance as of the beginning of the period	$14,645	$14,267	$14,334	$14,283
Accruals during the period	3,993	4,189	8,097	8,379
Settlements during the period	(4,201)	(4,198)	(7,994)	(8,404)

Balance as of the end of the period	$14,437	$14,258	$14,437	$14,258

Note 9:  Stock-Based Compensation
Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation was $1.0 million and $1.9 million, for the second quarter and first six months of fiscal 2009, respectively. For the second quarter and first six months of fiscal 2008, we recorded total stock-based compensation expense of approximately $1.0 million and $1.9 million, respectively.

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
Retail Group. The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores in eight primary markets.  The Retail Group sells mostly upholstered furniture to end consumers.

	Second Quarter Ended		Six Months Ended
	10/25/08	10/27/07	10/25/08	10/27/07
(Unaudited, amounts in thousands)	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)

Sales
Upholstery Group	$247,934	$269,749	$485,052	$524,506
Casegoods Group	48,473	58,892	96,594	112,466
Retail Group	39,484	46,163	81,911	91,394
VIEs/Eliminations	(3,943)	(9,370)	(9,957)	(18,536)

Consolidated	$331,948	$365,434	$653,600	$709,830

Operating income (loss)
Upholstery Group	$8,118	$19,036	$17,975	$27,903
Casegoods Group	755	3,577	2,132	6,177
Retail Group	(10,391)	(9,119)	(20,401)	(19,193)
Corporate and Other*	(11,157)	(12,816)	(17,682)	(23,464)
Intangible write-down	(408)	(5,809)	(1,700)	(5,809)
Restructuring	(2,923)	(967)	(9,499)	(4,648)

	$(16,006)	$(6,098)	$(29,175)	$(19,034)

*	Variable Interest Entities (“VIEs”) are included in corporate and other.
Note 11: Restructuring
During the past several years, we have entered into various restructuring plans to rationalize our manufacturing facilities and to consolidate retail distribution centers and close underperforming retail facilities. The majority of our restructuring charges related to our manufacturing and wholesale distribution facilities were reported as a component of Cost of Sales on our Consolidated Statement of Operations, while restructuring charges related to our retail operations were reported as a line item within our Selling, General and Administrative expenses section of our Consolidated Statement of Operations. With these restructuring plans, we have written-down various fixed assets which were accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, we recorded charges for severance and benefits, contract terminations and other transition costs related to relocating manufacturing and closing facilities. These other costs were expensed as incurred and accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities as the employees were required to render service until they were terminated in order to receive their benefits.
In the first quarter of fiscal 2009, we committed to a restructuring plan to close the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation. The closure of this operation occurred in the second quarter of fiscal 2009 and impacted about 17 employees. In connection with this closure, we recorded pre-tax restructuring charges of about $0.6 million and $1.8 million, in the second quarter and first half of fiscal 2009, respectively, covering the write-down of inventory ($1.2 million), the write-down of fixed assets and other restructuring charges ($0.6 million).
During the fourth quarter of fiscal 2008, we committed to a restructuring plan to consolidate all of our domestic cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. The transition of our cutting and sewing operations to Ramos Arizpe, Mexico, in the state of Coahuila, was expected to impact approximately 1,000 La-Z-Boy employees at the five remaining facilities over the next 18 to 24 months. As a result of the current global economic conditions and the overall decrease in sales volume, we are expecting to accelerate the majority of this reduction in headcount into the third quarter of fiscal 2009. We expect to begin production at our Mexican facility in early calendar 2009. Our Utah facility, which employed 630 people, ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. In connection with these activities, we have spent $10.0 million since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect the total pre-tax restructuring and related asset impairment charges to be $17 to $20 million. During the second quarter and first six months of fiscal 2009, we had restructuring charges of $1.9 million and $7.4 million, respectively, covering severance and benefits ($3.2 million) and other restructuring costs ($4.2 million). Other restructuring costs include transportation, freight surcharges and other transition costs as we move production to other plants.
In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of our Lincolnton, North Carolina and Iuka, Mississippi upholstery manufacturing facilities, the closure of our rough mill lumber operation in North Wilkesboro, North Carolina, the consolidation of operations at our Kincaid Taylorsville, North Carolina upholstery operation and the elimination of a number of positions throughout the remainder of the organization. The Lincolnton and Iuka facility closures occurred in the first quarter of fiscal 2008 and impacted approximately 250 and 150 employees, respectively. The closure of our North Wilkesboro lumber operation, the consolidation of operations at Kincaid’s Taylorsville operation and the remaining activities occurred in the fourth quarter of fiscal 2007 and impacted approximately 100 positions. These decisions were made to help align our company with the current business environment and strengthen our positioning going forward. During the first half of fiscal 2009, we had restructuring reversals of $0.5 million, relating to lower benefit costs than originally estimated.
During fiscal 2007 and 2008, several of our retail warehouses were consolidated into larger facilities and several underperforming stores were closed. Approximately 130 jobs were eliminated as a result of these changes. In the second quarter and first six months of fiscal 2009, we had restructuring charges of $0.4 million and $0.8 million, respectively, related to contract terminations.
As of the end of the second quarter of fiscal 2009, we had a remaining restructuring liability of $3.8 million which is expected to be settled as follows: $3.3 million in fiscal 2009, $0.3 million in fiscal 2010, and $0.2 million thereafter. Contract terminations resulting from the closure of several of our retail stores and warehouses result in our restructuring liability being paid out over an extended length of time.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2009
			Cash
			Payments
	4/26/08	Charges to	or Asset	10/25/08
(Unaudited, amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$2,842	$2,909	$(2,730)	$3,021
Fixed asset write-downs, net of gains	—	49	(49)	—
Contract termination costs	939	790	(987)	742
Other	—	5,751	(5,751)	—

Total restructuring	$3,781	$9,499	$(9,517)	$3,763

		Fiscal 2008
			Cash
			Payments
	4/28/07	Charges to	or Asset	4/26/08
(Unaudited, amounts in thousands)	Balance	Expense	Write-Offs	Balance

Severance and benefit-related costs	$2,177	$3,253	$(2,588)	$2,842
Fixed asset write-downs, net of gains	—	364	(364)	—
Contract termination costs	1,257	2,019	(2,337)	939
Other	—	2,499	(2,499)	—

Total restructuring	$3,434	$8,135	$(7,788)	$3,781

Note 12: Income Taxes
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, we evaluate our deferred taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Our current and prior year losses present the most significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Given the current economic climate and the losses that we have sustained, we have recorded a $38.2 million valuation allowance against the deferred tax assets of the U.S. operations.
We adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109, effective as of April 29, 2007. The total amount of unrecognized tax benefits as of April 26, 2008 was $7.1 million, which included $1.7 million attributable to timing differences that once resolved would have no impact on our effective tax rate. Through the second quarter of fiscal 2009 various issues were resolved which reduced this amount to $6.3 million.
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
Our consolidated VIEs recognized $11.8 million and $12.2 million of sales, net of intercompany eliminations, in the second quarter of fiscal 2009 and fiscal 2008, respectively.  Our consolidated VIEs recognized $25.9 million and $24.0 million of sales, net of intercompany eliminations, in the first six months of fiscal 2009 and fiscal 2008, respectively. Additionally, we recognized a net loss per share of $0.03 and $0.04 in the second quarter of fiscal 2009 and fiscal 2008, respectively, resulting from the operating results of these VIEs.  We recognized a net loss per share of $0.04 and $0.07 for the first six months of fiscal 2009 and fiscal 2008, respectively.
During the second quarter of fiscal 2009, we committed to a plan to reorganize our Toronto, Ontario retail market which we consolidate as a VIE. As a result of this plan we recorded a goodwill impairment charge of $0.4 million which represented the entire balance of this market.
Note 14: Discontinued Operations
During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and our Pennsylvania House trade name. These dispositions were accounted for as discontinued operations.

The results of the discontinued operations for Clayton Marcus and Pennsylvania House for the second quarter and first six months of fiscal 2008 were as follows:

	Second Quarter	Six Months
	Ended	Ended
(Unaudited, amounts in thousands)	10/27/07	10/27/07

Net sales	$10,323	$21,058
Loss from discontinued operations, net of tax	$(2,292)	$(2,444)
Loss on the sale of discontinued operations, net of tax	$(3,990)	$(3,990)
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

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/08	10/27/07	10/25/08	10/27/07

Weighted average common shares outstanding (basic)	51,458	51,410	51,443	51,395
Effect of options and unvested restricted stock	—	—	—	—

Weighted average common shares outstanding (diluted)	51,458	51,410	51,443	51,395

The weighted average common shares outstanding (diluted) at October 25, 2008 and October 27, 2007 exclude outstanding stock options of 0.5 million and 0.2 million, respectively, because the net loss in the second quarter and first six months of fiscal 2009 and fiscal 2008, respectively, would cause the effect of options to be anti-dilutive.
The effect of options to purchase 2.6 million and 2.7 million shares for the quarters ended October 25, 2008 and October 27, 2007 with a weighted average exercise price of $15.44 and $15.52 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.
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
The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of October 25, 2008:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3

Assets
Available-for-sale securities	$9,541	$16,726	$—
Interest rate swap	—	(224)	—

Total	$9,541	$16,502	$—

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

Note 17: Hedging Activities
During the first quarter of fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge.  This swap hedges the interest on $20 million of floating rate debt. Under the swap, we are required to pay 3.33% through May 16, 2011 and we receive three month LIBOR from the counterparty. This offsets the three month LIBOR component of interest which we are required to pay under $20 million of floating rate debt. Interest under this debt as of October 25, 2008 was three month LIBOR plus 2.0%.
Note 18: Recent Accounting Pronouncements
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
FASB Statement of Financial Accounting Standards No. 160
The FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application is prohibited. SFAS No. 160 requires that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies to all entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.
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
This statement will be effective for the fourth quarter of fiscal 2009 and it will require expanded disclosure of our hedging activities.
FASB Statement of Financial Accounting Standards No. 163
The FASB issues Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of Statement No. 60 (“SFAS No. 163”). SFAS No. 163 provides insurance enterprises clarification for recognizing and measuring claim liabilities related to financial guarantee insurance contracts. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures on the insurance enterprise’s risk-management activities. This statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.
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
This statement will be effective beginning with our third quarter of this fiscal year and will require us to include unvested shares of our share-based payment awards into our calculation of earnings per share. We will adopt this statement in the third quarter of fiscal 2009. This is expected to increase our basic shares outstanding by about 0.8 million and 0.5 million for the periods ending October 25, 2008 and October 27, 2007, respectively.

Note 19: Subsequent Event
On November 6, 2008, we announced a corporate initiative aimed at cutting costs across the entire company. These cuts included a 10% or approximately 850 employee headcount reduction in the third quarter of fiscal 2009, the anticipated closure of 15 to 20, primarily dealer owned, La-Z-Boy Furniture Galleries® stores, over the next 90 to 120 days, a $7 to $9 million reduction of planned capital expenditures for the remainder of fiscal 2009 and other cost and inventory reductions needed to bring the company in line with current market conditions. Severance and other benefit costs will result in an approximate $1.5 million to $2.5 million pre-tax charge, which will be cash expenditures incurred mainly in the third quarter of fiscal 2009.

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
Introduction
La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 70 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 70 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 330 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.
In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the second quarter of fiscal 2009 we had four VIEs, operating 34 stores, consolidated into our Statement of Operations. At the end of the fiscal 2008 second quarter, we had four VIEs, operating 30 stores, in our Consolidated Statement of Operations.
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
Retail Group.  The Retail Group consists of 70 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets. These markets range from the Midwest to the East Coast of the United States and also include Southeastern Florida.  The Retail Group sells mostly upholstered furniture to end consumers through the retail network.
The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

During the first quarter of fiscal 2008, we began rolling out a new proprietary distribution model referred to as Comfort Studios. Comfort Studios are typically smaller and more adaptable than the former in-store gallery model. At the end of the second quarter of fiscal 2009, we had 434 Comfort Studios, of which some were new studios and the rest were conversions of former in-store galleries and general dealers. We expect to open or convert approximately 46 more Comfort Studios during the remainder of fiscal 2009. Kincaid, England and Lea also have in-store gallery programs.
Impact of Current Market Conditions
During the second quarter or fiscal 2009, we were impacted by significant declines in consumer demand brought on by a weak job market, declining prices and tightening credit which resulted in the failure of several prominent financial institutions. These events have intensified concerns about credit and liquidity risks and have had a major impact on the economy and our business. Due to the decline in consumer confidence and the discretionary nature of home furnishing purchases, we are taking the following actions to align our operating structure with today’s level of business:
•	We are reducing headcount by 10% or approximately 850 employees across all levels of the company by the end of the calendar year.

•	Due to the overall tightening of the financial markets, and our decision to withdraw credit support to certain independent dealers, we anticipate the closure of 15 to 20, primarily dealer owned, La-Z-Boy Furniture Galleries® stores, over the next 90 to 120 days.

•	We will significantly reduce our planned fiscal 2009 capital expenditures from approximately $27 million to approximately $18 million to $20 million.
In addition to these initiatives we plan to aggressively reduce overall operating expenses and inventories to be in alignment with today’s volumes. We believe the reduction in headcount alone will result in savings of $16 million to $20 million annually. Severance and other benefit costs will result in an approximate $1.5 million to $2.5 million pre-tax charge, the majority of which will be incurred in the third quarter of fiscal 2009.
Dealer owned stores that have been closed or will be closed increased our bad debt expense by $1.9 million for the first six months of fiscal 2009 and had sales of $7.8 million for the first six months of fiscal 2009. The majority of the stores closing are owned by independent dealers that are struggling in the current economic conditions, as such we are recording bad debt expense as a result of their anticipated closure.
As a result of our losses sustained during the quarter, the impact of the restructuring actions we have taken over the past two years, the significant decline in current and projected demand for consumer furniture purchases and resulting uncertainty in the economic climate, we reassessed the likelihood that we will be able to realize the benefit of our deferred tax assets. Due to these economic conditions, we have concluded that a valuation allowance of $38.2 million should be recorded against the deferred tax assets, or $0.74 per share.

In addition to analyzing our deferred tax assets as a result of the economic downturn, we also reviewed the valuation of goodwill in our Retail segment. While the economic downturn impacted our current operating results, we recently implemented operational improvements in this business that we believe will have a favorable impact on our long-term operating results. These improvements included management changes and a focus on aggressive cost-cutting measures. Our analysis of the fair value of the goodwill for the Retail operating units concluded that the fair values exceeded the carrying values of $22.1 million and as such, no impairment charges were necessary. We will perform our annual testing on these operating units in the fourth quarter of fiscal 2009. If operating results continue to be negatively impacted by the economic conditions and our cost-cutting measures do not improve the profitability of these operating units, we could realize an impairment of goodwill for these operating units at that time.

Results of Operations
Analysis of Operations: Quarter Ended October 25, 2008
(Second Quarter 2009 compared with 2008)

	Quarter Ended		Percent
(Amounts in thousands, except per share amounts and percentages)	10/25/08	10/27/07	change

Upholstery sales	$247,934	$269,749	(8.1)%
Casegoods sales	48,473	58,892	(17.7)%
Retail sales	39,484	46,163	(14.5)%
Other/eliminations*	(3,943)	(9,370)	57.9%
Consolidated sales	$331,948	$365,434	(9.2)%

Consolidated gross profit	$87,031	$98,258	(11.4)%
Consolidated gross margin	26.2%	26.9%

Consolidated S,G&A	$101,942	$98,098	3.9%
S,G&A as a percent of sales	30.7%	26.8%

Upholstery operating income	$8,118	$19,036	(57.4)%
Casegoods operating income	755	3,577	(78.9)%
Retail operating loss	(10,391)	(9,119)	(13.9)%
Corporate and other	(11,157)	(12,816)	12.9%
Intangible write-down	(408)	(5,809)	93.0%
Restructuring	(2,923)	(967)	(202.3)%
Consolidated operating loss	$(16,006)	$(6,098)	(162.5)%

Upholstery operating margin	3.3%	7.1%
Casegoods operating margin	1.6%	6.1%
Retail operating margin	(26.3)%	(19.8)%
Consolidated operating margin	(4.8)%	(1.7)%

Loss from continuing operations	$(53,744)	$(3,652)

Loss from discontinued operations	$—	$(6,282)

Diluted loss per share from continuing operations	$(1.04)	$(0.07)

Diluted loss per share from discontinued operations	$—	$(0.12)

*	Includes sales from our VIEs.

Sales
Consolidated sales were down 9.2% or $33.5 million when compared with the second quarter of fiscal 2008 due in large part to a weak retail environment attributable to current economic factors, such as record low consumer confidence, an uncertain housing market and a deteriorating consumer credit environment.
Upholstery Group sales were down 8.1% or $21.8 million compared with the second quarter of fiscal 2008. Sales price increases resulted in a 1.9% increase in sales; however this was offset by a decrease in sales volume due to an overall weak consumer demand, which we associate with the significant decline in consumer confidence and the uncertainty in the housing and mortgage markets.
Casegoods Group sales decreased 17.7% or $10.4 million compared with the second quarter of fiscal 2008. The decrease in sales volume occurred across all of our Casegoods operating units and directly related to the overall weakness at retail. Additionally, with the Casegoods product typically priced higher than upholstered furniture, we believe the consumers are postponing or foregoing these purchases to a greater extent than they are upholstery.
Retail Group sales decreased 14.5% or $6.7 million when compared with the second quarter of fiscal 2008. The decrease in sales was related to the significant decrease in new housing starts, sales of already existing homes and the subprime mortgage collapse, which has had an extremely negative effect on the home furnishings market and the overall weakness at retail for furniture.
Included in Other/eliminations are the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group. The majority of the change in Other/eliminations was attributable to a $4.2 million decrease in the sales between our Upholstery Group and Retail Group with the remaining decline being attributed to an increase in sales at our VIEs. The increase in sales at our VIEs is due to an increase of four stores when compared to the second quarter of fiscal 2008.
Gross Margin
Gross margin decreased 0.7 percentage points in the second quarter of fiscal 2009 in comparison to the second quarter of fiscal 2008. Gross margin was positively impacted by the following:
•	Selling price increases, net of discounts, mainly for our La-Z-Boy branded product, increased our gross margin by 1.4 percentage points.

•	The completion of our cellular conversion and the closure of the Tremonton plant increased the overall efficiency in our La-Z-Boy branded manufacturing, which increased our gross margin by 1.4 percentage points.

•	A 0.6 percentage point increase due to the national advertising campaign with La-Z-Boy Furniture Galleries® stores from which we receive a partial reimbursement that was not included in revenue in the second quarter of fiscal 2008.
These were offset by the following:
•	Restructuring charges increased 0.6 percentage points in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

•	A 3.1 percentage point decrease due to steel, polyurethane foam, plywood, fabric and leather cost increases.

•	Charges associated with the transition of our cutting and sewing operations to Ramos Arizpe, Mexico, in the state of Coahuila which we did not have in the second quarter of fiscal 2008 decreased our gross margin by 0.5 percentage points.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (S,G&A) increased when compared to the prior year’s second quarter and increased as a percent of sales by 3.9 percentage points. During the second quarter of fiscal 2009, the Florida, Michigan, Southern California and Nevada markets were impacted to a greater extent by the weak retail environment than other markets. As a result, our charges for bad debts increased by about $3.3 million when compared with the second quarter of fiscal 2008. Advertising expenses increased $2.1 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 due to the national advertising campaign which began in the fall of 2007. Due to the weak retail environment and the uncertainty in our sales volume for the second half of the year, we expect advertising expense to be lower for the second half of the year. The S,G&A increases discussed above were somewhat offset by the decline in variable selling expenses which resulted from the decline in sales.
Restructuring
Restructuring costs totaled $2.9 million for the second quarter of fiscal 2009 as compared with $1.0 million in restructuring expenses for the same period the prior year. The restructuring costs in fiscal 2009 related to the closure of our Tremonton, Utah facility, the restructuring of our La-Z-Boy U.K. facility and the ongoing costs for the closure of retail facilities. These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities. The restructuring costs in fiscal 2008 related to the closure of several of our manufacturing facilities, consolidation of retail warehouses and the closure of underperforming retail stores; however, this expense was partially offset by a gain on a sale of a property held for sale relating to a previous restructuring.
Intangible Write-down
In the first quarter of fiscal 2009, we committed to a plan to close the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation. As a result of this plan, we recorded a goodwill impairment charge of $1.3 million which represented the entire goodwill amount of the operating unit. During the second quarter of fiscal 2009, we committed to a plan to reorganize the Toronto, Ontario retail market which we consolidate as a VIE. As a result of this plan we recorded a goodwill impairment charge of $0.4 million which represented the entire balance of this market. During the second quarter of fiscal 2008, we evaluated the goodwill at our South Florida retail market as a result of a decision to delay our planned store openings in this market. This delay was the result of a slow housing market causing double-digit declines in sales in the market over the previous twelve months. We recognized a $5.8 million impairment charge for the full amount of the goodwill of this retail market in the second quarter of fiscal 2008.
Operating Margin
Our consolidated operating margin was (4.8)% for the second quarter of fiscal 2009 and included 0.9 percentage points of restructuring charges and 0.1 percentage points for the intangible write-down. Operating margin for the second quarter of fiscal 2008 was (1.7)% and included 1.6 percentage points for the impairment of goodwill, related to our South Florida retail market, and 0.3 percentage points for restructuring costs. With a slight decrease in our gross margin as a percent of sales and our inability to absorb our fixed S,G&A costs we have been unable to maintain our operating margin due to the continued decrease in sales volume.
The Upholstery Group operating margin decreased 3.8 percentage points to 3.3% when compared with the second quarter of fiscal 2008. The change in our manufacturing footprint from assembly to cellular as well as selling price increases positively impacted our operating margin. However, this increase was offset by an increase in bad debt expense, an increase in raw material costs and higher advertising costs in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. The increase in advertising was as a result of our national campaign which began in the fall of 2007 and had a minimal impact on the second quarter of fiscal 2008. This campaign is a shared advertising program with La-Z-Boy Furniture Galleries® stores from which we receive a partial reimbursement. The costs for the program are a component of S,G&A and the reimbursements are a component of net sales.
Our Casegoods Group operating margin decreased by 4.5 percentage points to 1.6% in the second quarter of fiscal 2009 versus the second quarter of fiscal 2008. With a 17.7% decrease in sales volume, we were unable to reduce our costs quickly enough to maintain our operating margin.
Our Retail Group operating margin decreased by 6.5 percentage points to (26.3)% during the second quarter of fiscal 2009 when compared with the second quarter of fiscal 2008. The reduction primarily resulted from the continued decline in sales and the fixed occupancy costs of our Retail operations, partially offset by selling price increases.
Corporate and Other operating loss decreased $1.7 million during the second quarter of fiscal 2009 in comparison to the second quarter of fiscal 2008. Our VIEs’ losses for the second quarter of fiscal 2009 were $0.3 million more than the same quarter the prior year and realized gains on property sales for the quarter were $0.6 million as compared to an insignificant gain in the second quarter of fiscal 2008. Additionally, during the second quarter of fiscal 2008, we continued a retail test marketing program at the corporate level, which increased our expense by $1.6 million; this program was completed at the end of fiscal 2008, and therefore did not impact the second quarter of fiscal 2009.
Interest Expense
Interest expense for the second quarter of fiscal 2009 was $0.5 million less than the second quarter of fiscal 2008 due to a $38.4 million decrease in our average debt and a 0.1 percentage point decrease in our weighted average interest rate.
Income Taxes
Our effective tax rate was 203.4 % in the second quarter of fiscal 2009 compared to 46.6% in second quarter of fiscal 2008. The change in our tax rate during fiscal 2009 was primarily attributable to the recording of a $38.2 million valuation allowance against our deferred tax assets in the current quarter, which had the effect of significantly increasing our effective tax rate.
As a result of our losses sustained during the quarter, the impact of the restructuring actions we have taken over the past two years, the significant decline in current and projected demand for consumer furniture purchases and resulting uncertainty in the economic climate, we reassessed the likelihood that we will be able to realize the benefit of our deferred tax assets. Due to these economic conditions, we have concluded that a valuation allowance of $38.2 million should be recorded against the deferred tax assets, or $0.74 per share.

Discontinued Operations
In the second quarter of fiscal 2009 we had no discontinued operations. During the second quarter of fiscal 2008, our discontinued operations recognized a loss of $6.3 million after-tax. The sale of our Clayton Marcus operating unit and our Pennsylvania House trade name to Rowe Fine Furniture, Incorporated, resulted in a loss of about $5.8 million or $3.6 million after-tax. Of this loss, about $3.4 million pre-tax related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million, resulting in a pre-tax charge of about $0.6 million. We also recorded an additional loss of $3.0 million to adjust the inventory to fair value due to the liquidation of the remaining inventory at discounted prices.

Results of Operations
Analysis of Operations: Six Months Ended October 25, 2008
(First Six Months of 2009 compared with 2008)

	Six Months Ended		Percent
(Amounts in thousands, except per share amounts and percentages)	10/25/08	10/27/07	change

Upholstery sales	$485,052	$524,506	(7.5)%
Casegoods sales	96,594	112,466	(14.1)%
Retail sales	81,911	91,394	(10.4)%
Other/eliminations*	(9,957)	(18,536)	46.3%
Consolidated sales	$653,600	$709,830	(7.9)%

Consolidated gross profit	$167,773	$180,950	(7.3)%
Consolidated gross margin	25.7%	25.5%

Consolidated S,G&A	$193,781	$192,606	0.6%
S,G&A as a percent of sales	29.6%	27.1%

Upholstery operating income	$17,975	$27,903	(35.6)%
Casegoods operating income	2,132	6,177	(65.5)%
Retail operating loss	(20,401)	(19,193)	(6.3)%
Corporate and other	(17,682)	(23,464)	24.6%
Intangible write-down	(1,700)	(5,809)	70.7%
Restructuring	(9,499)	(4,648)	(104.4)%
Consolidated operating loss	$(29,175)	$(19,034)	(53.3)%

Upholstery operating margin	3.7%	5.3%
Casegoods operating margin	2.2%	5.5%
Retail operating margin	(24.9)%	(21.0)%
Consolidated operating margin	(4.5)%	(2.7)%

Loss from continuing operations	$(62,288)	$(12,194)

Loss from discontinued operations	$—	$(6,434)

Diluted loss per share from continuing operations	$(1.21)	$(0.24)

Diluted loss per share from discontinued operations	$—	$(0.12)

*	Includes sales from our VIEs.

Sales
Consolidated sales were down 7.9% or $56.2 million when compared with the first six months of fiscal 2008 due in large part to a weak retail environment attributable to current economic factors, such as record low consumer confidence, an uncertain housing market, and a deteriorating consumer credit environment.
Upholstery Group sales were down 7.5% or $39.5 million compared with the first six months of fiscal 2008. Sales price increases resulted in a 1.9% increase in sales; however this was offset by a decrease in sales volume due to an overall weak consumer demand, which we associate with the significant decline in consumer confidence and the uncertainty in the housing and mortgage markets. In addition, the decline in sales volume was partially offset by a change in contractual relationships with our third party carriers, which resulted in revenue recognition at shipping point. As reported in our Form 10-K for the fiscal year ended April 26, 2008, revenue for our largest upholstery operation had previously been recognized upon delivery.
Casegoods Group sales decreased 14.1% or $15.9 million compared with the prior year first six months of fiscal 2008. The decrease in sales volume occurred across all of our Casegoods operating units and directly related to the overall weakness at retail, which we attribute to current economic conditions. Additionally, with the Casegoods product typically priced higher than upholstered furniture, we believe consumers are postponing or foregoing these purchases to a greater extent than they are upholstery products.
Retail Group sales decreased 10.4% or $9.5 million when compared with the first half of fiscal 2008. The decrease in sales was related to the significant decrease in new housing starts and sales of already existing homes, low consumer confidence and the overall weakness at retail for furniture.
Included in Other/eliminations are the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group. The majority of the change in Other/eliminations was attributable to a $4.9 million decrease in sales from our Upholstery Group to our Retail Group during the first six months of fiscal 2009 in comparison to the first six months of fiscal 2008. Additionally, sales from VIEs increased $1.9 million during the first half of 2009 when compared to 2008.
Gross Margin
Gross margin increased 0.2 percentage points in the first six months of fiscal 2009 when compared with the same period a year ago. Gross margin was positively impacted by the following:
•	The increased efficiencies gained from the completion of our cellular conversion and the closure of the Tremonton plant in our La-Z-Boy branded manufacturing which resulted in a 1.4 percentage point increase to our gross margin.

•	Selling price increases, net of discounts, mainly for our La-Z-Boy branded product, increased our gross margin by 1.2 percentage points.

•	A 0.6 percentage point increase due to the national advertising campaign with La-Z-Boy Furniture Galleries® stores from which we receive a partial reimbursement that was not included in revenue in the first half of fiscal 2008.

These were offset by the following:
•	A 2.0 percentage point decrease due to steel, polyurethane foam, plywood, fabric and leather cost increases.

•	Charges associated with the transition of our cutting and sewing operations to Ramos Arizpe, Mexico, in the state of Coahuila which we did not have in the first half of fiscal 2008 decreased our gross margin by 0.3 percentage points.

•	Restructuring charges increased 0.8 percentage points in the first six months of fiscal 2009 as compared to the same period a year ago.
Selling, General and Administrative Expenses
Selling, general and administrative expenses (S,G&A) increased when compared to the prior year’s first six months. During the first half of fiscal 2009, the Florida, Michigan, Southern California and Nevada markets were impacted to a greater extent by the weak retail environment than other markets. As a result, our charges for bad debts increased by about $5.4 million when compared with the first six months of fiscal 2008. Additionally, we realized gains on property sales of $2.7 million compared to an insignificant loss in the first half of fiscal 2008 which decreased S,G&A. However, advertising expenses increased $3.8 million in the first six months of fiscal 2009 in comparison to the first six months of fiscal 2008 due to the national advertising campaign which began in the fall of 2007. Due to the weak retail environment and the uncertainty in our sales volume for the second half of the year, we expect advertising expense to be lower for the second half of the year.
Restructuring
Restructuring costs totaled $9.5 million for the six months ended October 25, 2008 as compared with $4.6 million in restructuring expenses in the six months ended October 27, 2007. The restructuring costs in fiscal 2009 related to the closure of our Tremonton, Utah facility, the restructuring of our La-Z-Boy U.K. facility and the ongoing costs for the closure of retail facilities. These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities. The restructuring costs in fiscal 2008 related to the closure of our Lincolnton, NC facility in addition to contract termination and ongoing lease costs for our closed retail facilities; however, this expense was partially offset by a gain on a sale of a property held for sale relating to a previous restructuring.
Intangible Write-down
In the first quarter of fiscal 2009, we committed to a plan to close the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation. As a result of this plan, we recorded a goodwill impairment charge of $1.3 million which represented the entire goodwill amount of the operating unit. During the second quarter of fiscal 2009, we committed to a plan to reorganize the Toronto, Ontario retail market which we consolidate as a VIE. As a result of this plan we recorded a goodwill impairment charge of $0.4 million which represented the entire goodwill balance of this market. During the second quarter of fiscal 2008, we evaluated the goodwill at our South Florida retail market as a result of a decision to delay our planned store openings in this market. This delay was the result of a slow housing market causing double-digit declines in sales in the market over the previous twelve months. We recognized a $5.8 million impairment charge for the full amount of the goodwill of this retail market in the second quarter of fiscal 2008.

Operating Margin
Our consolidated operating margin was (4.5)% or $(29.2) million for the first half of fiscal 2009 and included 0.3 percentage points for the intangible write-down and 1.5 percentage points for restructuring charges. Operating margin for the second quarter of fiscal 2008 was (2.7)% or $(19.0) million and included 0.8 percentage points for the intangible write-down and 0.7 percentage points for restructuring costs.
The Upholstery Group operating margin decreased 1.6 percentage points to 3.7% when compared with the first six months of fiscal 2008. With a $39.5 million decrease in sales volume, $4.9 million increase in bad debt expense and $4.3 million increase in advertising costs of our national campaign as compared with the same period a year ago; we were unable to maintain our operating margin. Additionally, our upholstery margin was negatively impacted by 2.8 percentage points due to increased costs associated with steel, polyurethane foam, plywood, fabric and leather. However, the change in our manufacturing footprint from assembly to cellular as well as selling price increases positively impacted our operating margin. Additionally, the upholstery operating income benefited from the change in third party freight carrier contracts as noted previously in our sales discussion.
Our Casegoods Group operating margin decreased by 3.3 percentage points to 2.2% in the six months ended October 25, 2008 when compared to the six months ended October 27, 2007. With a 14.1% decrease in sales volume, we were unable to reduce our costs enough to maintain our operating margin.
Our Retail Group operating margin decreased by 3.9 percentage points to (24.9)% during the first half of fiscal 2009 in comparison to the same period the prior year. The reduction primarily resulted from the continued decline in sales and the fixed occupancy costs of our Retail operations, partially offset by selling price increases.
Corporate and Other operating loss decreased $5.8 million to $(17.7) million during the first six months of fiscal 2009 when compared with the first six months of fiscal 2008. Our VIEs’ losses for the first half of fiscal 2009 were $0.1 million less than the same period the prior year and realized gains on property sales for the first six months were $2.7 million as compared to an insignificant loss in the first six months of fiscal 2008. Additionally, during the first six months of fiscal 2008, we continued a retail test market program which increased our fiscal 2008 expenses by $2.5 million. This program was not repeated in fiscal 2009.
Interest Expense
Interest expense for the first half of fiscal 2009 was $1.1 million less than the first half of fiscal 2008 due to a $40.0 million decrease in our average debt and a 0.3 percentage point decrease in our weighted average interest rate.
Income Taxes
Our effective tax rate was 99.0% in the first six months of fiscal 2009 compared to 40.3% in first six months of fiscal 2008. The change in our tax rate during fiscal 2009 was primarily attributable to the recording of a $38.2 million valuation allowance against our deferred tax assets, which had the effect of significantly increasing our effective tax rate.
As a result of our losses sustained during the quarter, the impact of the restructuring actions we have taken over the past two years, the significant decline in current and projected demand for consumer furniture purchases and resulting uncertainty in the economic climate, we reassessed the likelihood that we will be able to realize the benefit of our deferred tax assets. Due to these economic conditions, we have concluded that a valuation allowance of $38.2 million should be recorded against the deferred tax assets, or $0.74 per share.
Discontinued Operations
In the first half of fiscal 2009 we had no discontinued operations. During the first half of fiscal 2008, our discontinued operations recognized a loss of $6.3 million after-tax. During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated, resulting in a loss of about $5.8 million or $3.6 million after-tax. Of this loss, about $3.4 million pre-tax related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million, resulting in a pre-tax charge of about $0.6 million. We also recorded an additional loss of $3.0 million to adjust the inventory to fair value due to the liquidation of the remaining inventory at discounted prices.
Liquidity and Capital Resources
Our total assets at the end of the second quarter of fiscal 2009 decreased $65.9 million compared with the end of fiscal 2008. The majority of this decline was attributed to an increase in our deferred tax valuation allowance, decreases in inventory associated with our sales volume and the decline in investments due to the instability in the financial markets.
Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. These sources have been adequate for day-to-day operations, dividends to shareholders and capital expenditures. Further deterioration of market conditions resulting in a sustained adverse impact on the global retail sector could reduce our sales further and harm our results of operations, cash flows and financial position including, but not limited to, significant operating losses, potential asset impairments and reduced availability under asset-backed credit arrangements. Additionally, in light of the uncertainty of the business environment, the company made the decision to reduce its quarterly dividend to shareholders from $0.04 per share to $0.02 per share.
Under our credit agreement we have certain covenants and restrictions, including a fixed charge coverage ratio which would become effective if excess availability fell below $30.0 million. As of October 25, 2008 we had $82.0 million outstanding and $58.3 million of excess availability under the credit agreement. Our borrowing capacity is based on eligible trade accounts receivables and inventory of the company. Since our accounts receivable increased about $17 million for the quarter, the capacity to borrow on the line increased proportionally with the increase in our borrowings on our line of credit.
Our plan to manage liquidity in the remainder of fiscal 2009 includes: aggressively reducing our operating expenses based on our announcement earlier this month, reducing capital expenditures to be below planned levels including new store openings, reducing inventory levels to current sales trends, suspending our quarterly cash dividend, potentially liquidating non-essential investments that are supporting some benefit plans and focus on selling to credit-worthy customers. Historically, cash flows from operating activities are strongest in the third quarter.
It is anticipated that the obligations of Wachovia Bank and National City Bank, as participating lenders under our credit facility, will be assumed by Wells Fargo Bank and PNC Financial Services, respectively, upon completion of the proposed transactions to combine these entities.

Capital expenditures for the first half of fiscal 2009 were $10.0 million compared with $15.6 million in the prior year of which $5.2 million related to an option to purchase property that was exercised, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $18 to $20 million in fiscal 2009. We expect restructuring costs from our plan to consolidate the cutting and sewing operations in Mexico and the recently announced corporate initiatives to impact cash by $3.0 million during the remainder of fiscal 2009, $7.1 million during fiscal 2010 and $0.6 million during fiscal 2011.
The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Six Months Ended
(Unaudited, amounts in thousands)	10/25/08	10/27/07

Operating activities
Net loss, depreciation, stock expense and deferred taxes	$(5,652)	$(10,599)
Restructuring	9,499	4,648
Working capital and other	(13,816)	951

Cash used for operating activities	(9,969)	(5,000)

Investing activities	87	(2,590)

Financing activities
Net increase in debt	14,179	(421)
Other financing activities	(4,151)	(12,557)

Cash provided by (used for) financing activities	10,028	(12,978)

Exchange rate changes	(643)	1,539

Net decrease in cash and equivalents	$(497)	$(19,029)

Operating Activities
During the first half of fiscal 2009 and 2008, net cash used for operating activities was $10.0 million and $5.0 million, respectively. Discontinued operations had no impact on the cash provided by operating activities in the first half of fiscal 2009 and minimal impact in the first half of fiscal 2008.
Investing Activities
During the first six months of fiscal 2009, net cash provided by investing activities was $0.1 million, whereas $2.6 million was used for investing activities during the same period the prior year. In the first half of fiscal 2009, $7.8 million in proceeds were received from the sale of several properties, offset by $10.0 million of capital expenditures. During the first half of fiscal 2008, $6.4 million in proceeds was generated by a sale-leaseback transaction we entered into with a third party. We exercised an option to purchase a property, sold it to a third party and then subsequently leased it back. Capital expenditures in the first six months of fiscal 2008 were $15.6 million.

Financing Activities
Our financing activities included borrowings and payments on our debt facilities and dividend payments. We generated $10.0 million of cash in financing activities during the first six months of fiscal 2009. Of the increase in cash generated by financing activities, $8.3 million related to a decrease in dividends paid as a result of the company’s decision to reduce the dividend rate from $0.12 to $0.04 in the fourth quarter of fiscal 2008. During the first six months of fiscal 2008 $13.0 million of cash was used in financing activities in order to fund working capital requirements.
In the first quarter of fiscal 2008, we adopted FIN 48 and as a consequence, the balance sheet at the end of the second quarter of fiscal 2009 reflected a $3.4 million liability for uncertain income tax positions. Of this amount only $0.9 million will be settled within the next 12 months. The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled. There were no material changes to our contractual obligations table during the quarter.
Our debt-to-capitalization ratio was 23.5% at October 25, 2008 and 18.8% at April 26, 2008. The debt-to-capitalization ratio increased from the last quarter as a result of the change in shareholders’ equity, driven primarily by the deferred tax valuation allowance.
Our Board of Directors has authorized the repurchase of company stock. As of October 25, 2008, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first half of fiscal 2009.
We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $11.4 million. Of this, $2.3 million will expire within one year, $3.5 million in one to three years, $2.0 million in four to five years, and $3.6 million thereafter. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the second quarter of fiscal 2009, we had $53.8 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make contributions.
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

We received $7.1 million in payments and funds related to the antidumping order on wooden bedroom furniture from China during fiscal 2008. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.
Recent Accounting Pronouncements
Refer to Note 18 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 26, 2008.
Business Outlook
The instability that continues to define the overall macroeconomic environment points to the likelihood of a protracted recession. We are particularly concerned with the inconsistency and lack of visibility of our incoming order rates coupled with the consumer confidence index falling to its lowest level on record. With that as a backdrop, the company deemed it prudent to suspend yearly guidance at this time. We will continue to run our business to improve profitability in this uncertain economic environment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt under which we had $88.5 million of borrowings at October 25, 2008. In May 2008, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on a portion of our floating rate debt. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2009 based upon the current levels of exposed liabilities.
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

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors during the first six months of fiscal 2009. Our risk factors are disclosed in our Form 10-K for the year ended April 26, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on August 20, 2008. The shareholders voted to re-elect four directors for three-year terms expiring in 2011, approve an amendment to the La-Z-Boy Incorporated articles of incorporation eliminating the high vote requirement for certain mergers and other transactions, ratify the selection of the independent registered public accounting firm for fiscal year 2009, reject an amendment to the articles of incorporation reducing the vote required for shareholders to amend the bylaws from 67% to a majority, and reject an amendment to the bylaws to reorganize the Board of Directors into one class, with each director serving a term of one year.

	Shares	Percent
	Voted	Shares	Shares
	In Favor	In Favor	Withheld
Proposal Election of Directors for terms expiring in 2011:
Kurt L. Darrow	42,110,679	94.9%	2,257,492
James W. Johnston	41,244,880	93.0%	3,123,291
H. George Levy, M.D.	40,488,769	91.3%	3,879,402
W. Alan McCollough	42,037,784	94.8%	2,330,387

Directors whose term in office continued after the annual meeting:
John H. Foss
Richard M. Gabrys
David K. Hehl
Rocque E. Lipford
Jack L. Thompson
Nido R. Quebin

	Shares	Shares		Broker
	Voted	Voted	Shares	Non-
Proposal	In Favor	Against	Abstained	Votes
Ratify the selection of the independent registered public accounting firm for FYE 2009 (1)	42,531,138	228,332	1,608,701	—

Amend the La-Z-Boy Incorporated articles of incorporation and bylaws reducing the vote required for shareholders to amend the bylaws from 67% to a majority (2)	33,152,379	5,327,876	1,663,398	4,224,518

Amend the La-Z-Boy Incorporated articles of incorporation eliminating the high vote requirement for certain mergers and other transactions (3)	36,697,230	1,748,692	1,697,731	4,224,518

Amend the La-Z-Boy Incorporated bylaws to reorganize the Board of Directors into one class, with each director serving a term of one year (2)	23,106,932	15,286,919	1,749,802	4,224,518

(1)	Approval required affirmative votes of majority of shares voted on proposal.

(2)	Approval required affirmative votes of at least 34,484,278 shares (67% of shares outstanding).

(3)	Approval required affirmative votes of at least 25,734,536 shares (majority of shares outstanding).
ITEM 6. EXHIBITS

Exhibit
Number	Description
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)

(3.2)	Amendment to Restated Articles of Incorporation effective August 21, 1998 (Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999)

(3.3)	Amendment to Restated Articles of Incorporation effective August 22, 2008

(10.1)*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-employee Directors

(10.2)*	Form of Change in Control Agreement (Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995). In effect for: Mark S. Bacon, Sr., Kurt L. Darrow, Steven M. Kincaid, Louis M. Riccio, Jr., and Otis Sawyer

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

(99.1)	Press Release dated November 18, 2008

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED (Registrant)
Date: November 18, 2008

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller On behalf of the registrant and as Chief Accounting Officer