Form 10-Q
period 2009-01-24
LA-Z-BOY INC
filed 2009-02-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 24, 2009

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

☑Yes                                                 ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer       ☑Accelerated filer       ☐ Non-accelerated filer*      ☐ Smaller Reporting Company

(*Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes                                                ☑No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At January 24, 2009, there were 51,477,935 shares, par value $1.00, outstanding.

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2009

TABLE OF CONTENTS
		Page Number(s)
PART I Financial Information (Unaudited)
Item 1.	Financial Statements
	Consolidated Statement of Operations	3-4
	Consolidated Balance Sheet	5
	Consolidated Statement of Cash Flows	6
	Consolidated Statement of Changes in Shareholders’ Equity	7
	Notes to Consolidated Financial Statements
	Note 1. Basis of Presentation	8
	Note 2. Interim Results	8
	Note 3. Reclassification	8
	Note 4. Inventories	8
	Note 5. Long-Lived Assets	8-9
	Note 6. Goodwill and Other Intangible Assets	9-10
	Note 7. Investments	10
	Note 8. Pension Plans	10
	Note 9. Financial Guarantees and Product Warranties	10-11
	Note 10. Stock-Based Compensation	11
	Note 11. Segment Information	11-12
	Note 12. Restructuring	13-14
	Note 13. Income Taxes	14-15
	Note 14. Variable Interest Entities	15-16
	Note 15. Discontinued Operations	16-17
	Note 16. Income from Continued Dumping and Subsidy Offset Act	17
	Note 17. Earnings per Share	17
	Note 18. Fair Value Measurements	18-19
	Note 19. Hedging Activities	19
	Note 20. Recent Accounting Pronouncements	19-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Cautionary Statement Concerning Forward-Looking Statements	22
	Introduction	23-25
	Results of Operations	26-34
	Liquidity and Capital Resources	34-37
	Critical Accounting Policies	37
	Valuation of Goodwill and Intangible Assets	38
	Regulatory Developments	38-39
	Recent Accounting Pronouncements	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II Other Information
Item 1A.	Risk Factors	41
Item 6.	Exhibits	41
Signature Page		42

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Third Quarter Ended
(Unaudited, amounts in thousands, except per share data)	01/24/09	01/26/08
Sales	$288,576	$373,081
Cost of sales
Cost of goods sold	207,356	265,078
Restructuring	1,664	(632)
Total cost of sales	209,020	264,446
Gross profit	79,556	108,635
Selling, general and administrative	94,092	104,672
Write-down of long-lived assets	7,036	—
Write-down of intangibles	45,977	—
Restructuring	741	877
Operating income (loss)	(68,290)	3,086
Interest expense	1,386	2,148
Interest income	323	1,134
Income from Continued Dumping and Subsidy Offset Act, net	8,124	7,147
Other income (expense), net	(7,433)	3,785
Income (loss) from continuing operations before income taxes	(68,662)	13,004
Income tax (benefit) expense	(4,280)	3,876
Income (loss) from continuing operations	(64,382)	9,128
Income from discontinued operations (net of tax)	—	384
Net income (loss)	$(64,382)	$9,512

Basic average shares	51,475	51,417
Basic income (loss) from continuing operations per share	$(1.25)	$0.18
Discontinued operations per share (net of tax)	—	0.01
Basic net income (loss) per share	$(1.25)	$0.19

Diluted average shares	51,475	51,590
Diluted income (loss) from continuing operations per share	$(1.25)	$0.18
Discontinued operations per share (net of tax)	—	—
Diluted net income (loss) per share	$(1.25)	$0.18
Dividends paid per share	$0.02	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	01/24/09	01/26/08
Sales	$942,176	$1,082,911
Cost of sales
Cost of goods sold	685,151	790,879
Restructuring	9,696	2,447
Total cost of sales	694,847	793,326
Gross profit	247,329	289,585
Selling, general and administrative	287,873	297,278
Write-down of long-lived assets	7,036	—
Write-down of intangibles	47,677	5,809
Restructuring	2,208	2,446
Operating loss	(97,465)	(15,948)
Interest expense	4,532	6,365
Interest income	1,885	3,039
Income from Continued Dumping and Subsidy Offset Act, net	8,124	7,147
Other income (expense), net	(7,974)	4,701
Loss from continuing operations before income taxes	(99,962)	(7,426)
Income tax expense (benefit)	26,708	(4,359)
Loss from continuing operations	(126,670)	(3,067)
Loss from discontinued operations (net of tax)	—	(6,050)
Net loss	$(126,670)	$(9,117)

Basic average shares	51,454	51,402
Basic loss from continuing operations per share	$(2.46)	$(0.06)
Discontinued operations per share (net of tax)	—	(0.12)
Basic net loss per share	$(2.46)	$(0.18)

Diluted average shares	51,454	51,402
Diluted loss from continuing operations per share	$(2.46)	$(0.06)
Discontinued operations per share (net of tax)	—	(0.12)
Diluted net loss per share	$(2.46)	$(0.18)
Dividends paid per share	$0.10	$0.36

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	01/24/09	04/26/08
Current assets
Cash and equivalents	$18,686	$14,982
Receivables, net of allowance of $31,045 in 2009 and $17,942 in 2008	153,401	200,422
Inventories, net	172,259	178,361
Deferred income taxes—current	3,397	12,398
Other current assets	25,458	21,325
Total current assets	373,201	427,488
Property, plant and equipment, net	156,341	171,001
Deferred income taxes—long term	1,292	26,922
Goodwill	5,097	47,233
Trade names	3,100	9,006
Other long-term assets, net of allowance of $4,723 in 2009 and $2,801 in 2008	66,912	87,220
Total assets	$605,943	$768,870

Current liabilities
Current portion of long-term debt	$9,547	$4,792
Accounts payable	49,821	56,421
Accrued expenses and other current liabilities	89,263	102,700
Total current liabilities	148,631	163,913
Long-term debt	80,828	99,578
Deferred income taxes—long term	3,995	—
Other long-term liabilities	52,121	54,783
Shareholders' equity
Common shares, $1 par value	51,478	51,428
Capital in excess of par value	204,735	209,388
Retained earnings	65,693	190,215
Accumulated other comprehensive loss	(1,538)	(435)
Total shareholders' equity	320,368	450,596
Total liabilities and shareholders' equity	$605,943	$768,870

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/24/09	01/26/08	01/24/09	01/26/08
Cash flows from operating activities
Net income (loss)	$(64,382)	$9,512	$(126,670)	$(9,117)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Gain on sale of assets	(37)	—	(2,707)	—
(Gain) loss on the sale of discontinued operations (net of tax)	—	(96)	—	3,894
Write-down of businesses held for sale (net of tax)	—	—	—	2,159
Write-down of long-lived assets	7,036	—	7,036	—
Write-down of intangibles	45,977	—	47,677	5,809
Write-down of investments	5,140	—	5,140	—
Restructuring	2,405	245	11,904	4,893
Provision for doubtful accounts	9,439	2,754	18,439	6,373
Depreciation and amortization	5,827	6,193	17,770	18,506
Stock-based compensation expense	1,012	1,303	2,867	3,165
Change in receivables	31,405	53	23,314	9,241
Change in inventories	(3,463)	8,645	7,380	17,897
Change in payables	(8,351)	9,161	(6,424)	(5,107)
Change in other assets and liabilities	640	147	(25,885)	(18,650)
Change in deferred taxes	(4,658)	3,676	38,180	(2,470)
Total adjustments	92,372	32,081	144,691	45,710
Net cash provided by operating activities	27,990	41,593	18,021	36,593

Cash flows from investing activities
Proceeds from disposals of assets	45	456	7,831	7,738
Proceeds from sale of discontinued operations	—	150	—	4,169
Capital expenditures	(4,089)	(5,239)	(14,079)	(20,838)
Purchases of investments	(1,630)	(15,807)	(10,595)	(29,077)
Proceeds from sales of investments	10,854	15,649	21,881	30,242
Change in other long-term assets	(575)	1,701	(346)	2,086
Net cash provided by (used for) investing activities	4,605	(3,090)	4,692	(5,680)

Cash flows from financing activities
Proceeds from debt	15,992	574	55,458	1,391
Payments on debt	(43,752)	(974)	(69,039)	(2,212)
Stock issued/canceled for stock and employee benefit plans	—	(13)	—	(129)
Dividends paid	(1,037)	(6,229)	(5,188)	(18,670)
Net cash used for financing activities	(28,797)	(6,642)	(18,769)	(19,620)

Effect of exchange rate changes on cash and equivalents	(228)	(1,378)	(871)	161
Change in cash and equivalents	3,570	30,483	3,073	11,454
Cash acquired from consolidation of VIEs	631	—	631	—
Cash and equivalents at beginning of period	14,485	32,692	14,982	51,721
Cash and equivalents at end of period	$18,686	$63,175	$18,686	$63,175

Cash paid (net of refunds) during period – income taxes	$(660)	$(4,336)	$(456)	$(443)
Cash paid during period - interest	$1,337	$2,652	$3,750	$6,057

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Income(Loss)	Total
At April 28, 2007	$51,377	$208,283	$223,896	$1,792	$485,348

Stock issued for stock and employee benefit plans, net of cancellations	51	(3,422)	3,102		(269)
Stock option, performance-based and restricted stock expense		4,527			4,527
Dividends paid			(20,746)		(20,746)
Comprehensive loss
Net loss			(13,537)
Unrealized loss on marketable securities (net of tax of $0.1 million) arising during the period				(222)
Reclassification adjustment for gain on marketable securities (net of tax of $1.4 million) included in net loss				(2,420)
Translation adjustment				(117)
Net actuarial gain (net of tax of $0.2 million)				532
Total comprehensive loss					(15,764)
Impact of adoption of FIN 48			(2,500)		(2,500)
At April 26, 2008	$51,428	$209,388	$190,215	$(435)	$450,596

Stock issued for stock and employee benefit plans, net of cancellations	50	(7,520)	7,336		(134)
Stock option, performance-based and restricted stock expense		2,867			2,867
Dividends paid			(5,188)		(5,188)
Comprehensive loss
Net loss			(126,670)
Unrealized loss on marketable securities arising during the period				(4,707)
Reclassification adjustment for loss on marketable securities included in net loss				4,767
Translation adjustment				(356)
Change in fair value of cash flow hedges				(807)
Total comprehensive loss					(127,773)
At January 24, 2009	$51,478	$204,735	$65,693	$(1,538)	$320,368

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

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation.

Note 4: Inventories

A summary of inventory follows:

(Unaudited, amounts in thousands)	01/24/09	04/26/08
Raw materials	$66,785	$71,346
Work in process	13,215	14,624
Finished goods	120,101	119,270
FIFO inventories	200,101	205,240
Excess of FIFO over LIFO	(27,842)	(26,879)
Inventories, net	$172,259	$178,361

Note 5: Long-Lived Assets

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  During the quarter ended January 24, 2009, economic conditions further deteriorated, which led to reduced volumes and continued operating losses. In addition, we experienced a significant decline in our stock price, resulting in a significant reduction in our market capitalization. Accordingly, we performed an assessment of our fixed assets to test for recoverability in accordance with SFAS No. 144.  The assessment of recoverability was based on management’s best estimates.  The fair value was determined by using quoted current market prices, as well as an analysis of the undiscounted cash flows by key asset group.  Our key asset groups consisted of our operating units in our Upholstery and Casegoods Group (La-Z-Boy, England, Bauhaus, Kincaid, Hammary, American Drew and Lea) and each of our retail stores.

Based on the assessment of undiscounted projected future operating cash flows of our retail stores, the undiscounted cash flows did not exceed the net book value of leasehold improvements, furniture, fixtures, and office equipment at some stores, indicating that a permanent impairment had occurred.  As a result of our review we recorded an impairment charge of $7.0 million, relating to our Retail Group, in the third quarter of fiscal 2009.  Additionally, based on the results of the review it was determined that the fair value of the long-lived assets in our Upholstery and Casegoods Groups exceeded their carrying value and therefore no impairment existed.

Note 6: Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name is established based upon a royalty savings approach. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based upon the discounted cash flows.  In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to determine the monetary value of impairment.

Our business has been impacted by significant declines in consumer demand and in the last three months, our average market capitalization was below the book value of the company.  As a result of the low market capitalization, we reviewed the valuations of the goodwill for our Upholstery and Retail operating segments, in advance of our normal fourth quarter testing and we recorded an impairment charge of $40.4 million in the third quarter of fiscal 2009.

In the third quarter of fiscal 2009, we completed a valuation of the tax reserves relating to the acquisitions of the operating units in the Casegoods segment, and a reduction of the tax reserves was required.  This reduction was recorded as a reduction in trade names and totaled $0.4 million.  Additionally, as a result of the continued decline in consumer confidence and challenging economic environment, we reviewed the valuations of our trade names.  It was determined that the carrying value of trade names exceeded their fair value and an impairment loss of $5.5 million was recorded as a component of operating income.

During the second quarter of fiscal 2009, we committed to a plan to reorganize our Toronto, Ontario market which we consolidated as a VIE.  As a result of this plan, we recorded an impairment charge of $0.4 million which represented the entire goodwill amount of this market.

During the first quarter of fiscal 2009, we committed to a plan to close the operations of our La-Z-Boy U.K. subsidiary.  As a result of this plan, we recorded an impairment charge of $1.3 million which represented the entire goodwill amount of the operating unit.

The following table summarizes the changes to goodwill and trade names during the first nine months of fiscal 2009:

(Unaudited, amounts in thousands)	Balance as of 04/26/08	Impairments/ Other	Balance as of 01/24/09
Goodwill
Upholstery Group	$19,632	$(19,632)	$—
Retail Group	22,096	(22,096)	—
Corporate and Other*	5,505	(408)	5,097
Consolidated	$47,233	$(42,136)	$5,097

Trade names
Casegoods Group	$9,006	$(5,906)	$3,100

* Corporate and Other includes goodwill from our VIEs.

Note 7:  Investments

Included in other long-term assets were investments of $21.1 million and $34.0 million at January 24, 2009 and April 26, 2008, respectively, of available-for-sale marketable securities to fund future obligations of one our non-qualified retirement plans and our captive insurance company. All unrealized gains or losses which have not been recognized as other than temporary losses are included in accumulated other comprehensive loss within Shareholders’ Equity.  The net unrealized loss was $0.6 million and $0.9 million at January 24, 2009 and April 26, 2008, respectively.  In the third quarter of fiscal 2009 we recognized $5.1 million of losses, recorded in Other income (expense), net,  related to the previously mentioned investments due to our intent to sell those assets in the near term and the losses being considered other than temporary.

Note 8: Pension Plans

Net periodic pension costs were as follows:
	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/24/09	01/26/08	01/24/09	01/26/08
Service cost	$328	$441	$984	$1,323
Interest cost	1,359	1,346	4,077	4,038
Expected return on plan assets	(1,728)	(1,839)	(5,184)	(5,517)
Net periodic pension cost (benefit)	$(41)	$(52)	$(123)	$(156)

We did not make any contributions to the plans during the first nine months of fiscal 2009.  We are not required to make any contributions to the defined benefit plans in fiscal year 2009; however we may make contributions to meet future funding requirements as necessary.

Note 9: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The lease guarantees are generally for real estate leases and have remaining terms of one to three years. These lease guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of the lease agreements that we have entered into, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the lease. The maximum amount of potential future payments under lease guarantees was $2.1 million at the end of the third quarter of fiscal 2009.  During the third quarter of fiscal 2009, we assumed the lease obligation on two stores as a result of a change in the Michigan market.  Additionally, as a result of the change in the VIE for our Toronto market, we now include an additional Toronto store in our lease obligations.  These changes led to the $8.7 million decrease in our lease guarantees in the third quarter of fiscal 2009 and a corresponding increase in our lease obligations.

We have, from time-to-time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues.

A reconciliation of the changes in our product warranty liability is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/24/09	01/26/08	01/24/09	01/26/08
Balance as of the beginning of the period	$14,437	$14,258	$14,334	$14,283
Accruals during the period	3,491	4,620	11,588	12,999
Settlements during the period	(3,496)	(4,411)	(11,490)	(12,815)
Balance as of the end of the period	$14,432	$14,467	$14,432	$14,467

Note 10:  Stock-Based Compensation

Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation was $1.0 million and $2.9 million, for the third quarter and first nine months of fiscal 2009, respectively.  For the third quarter and first nine months of fiscal 2008, we recorded total stock-based compensation expense of approximately $1.3 million and $3.2 million, respectively.

Note 11: Segment Information

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

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/24/09 (13 weeks)	01/26/08 (13 weeks)	01/24/09 (39 weeks)	01/26/08 (39 weeks)
Sales
Upholstery Group	$199,200	$282,453	$684,252	$806,959
Casegoods Group	42,116	52,660	138,710	165,126
Retail Group	40,497	49,884	122,408	141,278
VIEs/Eliminations	6,763	(11,916)	(3,194)	(30,452)
Consolidated	$288,576	$373,081	$942,176	$1,082,911

Operating income (loss)
Upholstery Group	$(1,938)	$19,467	$16,037	$47,370
Casegoods Group	(313)	2,222	1,819	8,399
Retail Group	(7,108)	(8,507)	(27,509)	(27,700)
Corporate and Other*	(3,513)	(9,851)	(21,195)	(33,315)
Long-lived asset write-down	(7,036)	—	(7,036)	—
Intangible write-down	(45,977)	—	(47,677)	(5,809)
Restructuring	(2,405)	(245)	(11,904)	(4,893)
Consolidated	$(68,290)	$3,086	$(97,465)	$(15,948)

*Variable Interest Entities ("VIEs") are included in corporate and other.

The following table is provided to evaluate segment assets for the third quarter of fiscal 2009 and the end of the year for fiscal 2008.

(Unaudited, amounts in thousands)	01/24/09	04/26/08
Upholstery Group	$348,261	$428,177
Casegoods Group	107,994	107,338
Retail Group	63,924	107,835
Unallocated assets*	85,764	125,520
Consolidated	$605,943	$768,870

*The unallocated assets includes mainly the corporate assets and eliminations.

During the third quarter of fiscal 2009, the reporting of the retail warehouse operations was changed to the Upholstery Group from the Retail Group.  Since the warehouse operations were expanded to incorporate the warehousing, staging and delivery of independent La-Z-Boy Furniture Galleries® dealers’ products as well as for our Retail Group, the reporting of those warehouses was more appropriately included in our La-Z-Boy wholesale operating unit.  This reporting change affected the timing of inter-company revenue and profit recognition for the Upholstery Group.  This resulted in a reduction in inter-company sales for the Upholstery Group of $12.1 million and a decrease in inter-company profit of $3.3 million with a corresponding offset recorded in VIEs/Eliminations sales and Corporate and Other operating income.  The adjustments did not affect our consolidated operating results.

Note 12: Restructuring

During the past several years, we have entered into various restructuring plans to rationalize our manufacturing facilities and to consolidate retail distribution centers and close underperforming retail facilities.  The majority of our restructuring charges related to our manufacturing and wholesale distribution facilities were reported as a component of Cost of Sales on our Consolidated Statement of Operations, while restructuring charges related to our retail operations were reported as a line item within our Selling, General and Administrative expenses section of our Consolidated Statement of Operations.  With these restructuring plans, we have written-down various fixed assets which were accounted for in accordance with SFAS No. 144.  Additionally, we recorded charges for severance and benefits, contract terminations and other transition costs related to relocating manufacturing and closing facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

In the third quarter of fiscal 2009, we committed to a restructuring plan to close our plant in Sherman, Mississippi related to our Bauhaus operations.  The closure of this plant will be completed at the beginning of the fiscal 2009 fourth quarter.  In connection with this plant closure, we recorded pre-tax restructuring charges of $0.6 million in the third quarter of fiscal 2009, covering severance and benefits and the write-down of fixed assets.

In the third quarter of fiscal 2009, we announced a plan to reduce our company-wide employment to be more in line with today’s sales volume.  In connection with this plan, we recorded pre-tax restructuring charges of $1.1 million in the third quarter of fiscal 2009, covering severance and benefits.

In the first quarter of fiscal 2009, we committed to a restructuring plan to close the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation.  The closure of this operation occurred in the second quarter of fiscal 2009 and impacted about 17 employees.  In connection with this closure, we recorded pre-tax restructuring charges of about $0.1 million and $1.9 million, in the third quarter and first nine months of fiscal 2009, respectively, covering the write-down of inventory ($1.3 million), the write-down of fixed assets and other restructuring charges ($0.6 million).

During the fourth quarter of fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities.  The transition of our cutting and sewing operations to Mexico will impact approximately 700 La-Z-Boy employees at the five remaining facilities.  Our Utah facility, which employed 630 people, ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities.  We began start up production at our Mexican facility in January 2009.  By the end of fiscal 2010 we expect 70% of our domestic cutting and sewing operations to be shifted to our Mexican facility, with the remainder in fiscal 2011.  In connection with these activities, we have incurred $10.3 million since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs.  We expect to incur additional pre-tax restructuring charges of $5 to $7 million.   During the third quarter and first nine months of fiscal 2009, we had restructuring charges of $0.3 million and $7.7 million, respectively, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million).  Other restructuring costs include transportation, freight surcharges and other transition costs as we move production to other plants.

In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of two upholstery manufacturing facilities, the closure of a rough mill lumber operation, the consolidation of operations at a another upholstery operation and the elimination of a number of positions throughout the remainder of the organization. This plan impacted approximately 500 employees and occurred in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008.  During the first nine months of fiscal 2009, we had restructuring reversals of $0.5 million relating to these activities due to lower benefit costs than originally estimated.

During fiscal 2007 and 2008, several of our retail warehouses were consolidated into larger facilities and several underperforming stores were closed.  Approximately 130 jobs were eliminated as a result of these changes.  In the third quarter and first nine months of fiscal 2009, we had restructuring charges of $0.3 million and $1.1 million, respectively, due to contract terminations relating to these actions.

As of the end of the third quarter of fiscal 2009, we had a remaining restructuring liability of $3.5 million which is expected to be settled as follows: $1.3 million in the fourth quarter of fiscal 2009, $1.9 million in fiscal 2010, and $0.3 million thereafter.  Contract terminations resulting from the closure of several of our retail stores and warehouses result in our restructuring liability being paid out over an extended length of time.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2009
(Unaudited, amounts in thousands)	04/26/08 Balance	Charges to Expense *	Cash Payments or Asset Write-Offs	01/24/09 Balance
Severance and benefit-related costs	$2,842	$4,230	$(4,226)	$2,846
Fixed asset write-downs, net of gains	—	398	(398)	—
Contract termination costs	939	1,126	(1,427)	638
Other	—	6,150	(6,150)	—
Total restructuring	$3,781	$11,904	$(12,201)	$3,484

* Charges to expense include $1.9 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs.

		Fiscal 2008
(Unaudited, amounts in thousands)	04/28/07 Balance	Charges to Expense **	Cash Payments or Asset Write-Offs	04/26/08 Balance
Severance and benefit-related costs	$2,177	$3,253	$(2,588)	$2,842
Fixed asset write-downs, net of gains	—	364	(364)	—
Contract termination costs	1,257	2,019	(2,337)	939
Other	—	2,499	(2,499)	—
Total restructuring	$3,434	$8,135	$(7,788)	$3,781

** Charges to expense include $1.1 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs.

Note 13:  Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, we evaluate our deferred taxes to determine if a valuation allowance is required.  SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.  Our current and prior year losses present the most significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Given the current economic climate and the losses that we have sustained, we have recorded a valuation allowance against the deferred tax assets of the U.S. operations.

At January 24, 2009 and April 26, 2008, we had deferred tax assets of $65.6 million and $51.4 million, respectively, offset by valuation allowances of $64.9 million and $12.1 million, respectively.  The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcome of these future tax consequences could have a material impact on our consolidated results of operations or financial position. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

Our income tax benefit for the third quarter of fiscal 2009 was $4.3 million, compared with a provision for income tax expense of $3.9 million in the corresponding prior year period. Our effective income tax rate was approximately 6.2% for the quarter ended January 24, 2009, compared to an effective income tax rate of 29.8% for the quarter ended January 26, 2008. The difference in our effective tax rate primarily results from the recording of valuation allowances against the majority of our U.S. deferred tax assets beginning in the second quarter of fiscal year 2009.  The current period tax benefit results primarily from the reversal of deferred tax liabilities associated with trade names and goodwill that were written off during the current quarter which exceeded the income tax expense on certain operations with taxable income conducted in certain U.S. states.  At January 24, 2009, we had a federal income tax receivable of $11.8 million relating to a net operating loss carry-back from fiscal year 2009.  We expect to receive this amount in the form of a refund when we file, early in fiscal 2010, our fiscal 2009 tax return and claim the tax loss against taxable income in fiscal 2007.

Note 14: Variable Interest Entities

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

We evaluate our transactions and relationships with our La-Z-Boy Furniture Galleries® dealers on a quarterly basis to determine if any of our independent dealers qualify as a variable interest entity and additionally whether we are primary beneficiary for any of the dealers who do qualify as a variable interest entity.

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests.  All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of their equity.  We recognize all net earnings of these VIEs to the extent of recouping the losses previously recorded.  Earnings in excess of our losses are attributed to equity owners of the dealers and are recorded as minority interest.  During the third quarter of fiscal 2009, we terminated our relationship with our Toronto VIE.  However, four of the stores operated by the former dealer were assumed by another dealer in the Toronto market and one was closed.  As a result this dealer became a VIE.  With this change in ownership, the total markets remain the same; however the store count did increase by three.  We had four consolidated VIEs for fiscal 2009 representing 37 stores and four VIEs for fiscal 2008 representing 34 stores.

The table below shows the impact the VIEs had on our financial statements during the third quarter and first nine months of fiscal 2009 and fiscal 2008:

	Third Quarter Ended
(Unaudited, amounts in thousands)	01/24/09	04/26/08

Current assets	$18,234	$21,202
Non-current assets	19,994	17,591
Total assets	$38,228	$38,793

Current liabilities	$6,673	$9,705
Non-current liabilities	5,381	3,408
Total liabilities	$12,054	$13,113

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands )	01/24/09	01/26/08	01/24/09	01/26/08

Net sales, net of inter-company eliminations	$13,430	$14,874	$39,301	$38,896
Pre-tax loss	$(3,932)	$(1,928)	$(7,435)	$(7,529)

As of the end of the third quarter of fiscal 2009, we had significant interests in four independent La-Z-Boy Furniture Galleries® dealers for which we were not the primary beneficiary.  Our total exposure to losses related to these dealers was $1.5 million which consists of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We do not have any obligations or commitments to provide additional financial support to these dealers for the remainder of the fiscal year.

Note 15: Discontinued Operations

During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and our Pennsylvania House trade name.  These dispositions were accounted for as discontinued operations.

The results of the discontinued operations for Clayton Marcus and Pennsylvania House for the third quarter and first nine months of fiscal 2008 were as follows:

	Third Quarter Ended	Nine Months Ended
(Unaudited, amounts in thousands)	01/26/08	01/26/08
Net sales	$1,563	$22,622
Income (loss) from discontinued operations, net of tax	$384	$(1,916)
Loss on the sale of discontinued operations, net of tax	$—	$(4,134)

In the Consolidated Statement of Cash Flows, the activity of these operating units was included along with the activity from our continuing operations.

Note 16: Income from Continued Dumping and Subsidy Offset Act

We recorded $8.1 million and $7.1 million as Income from the Continued Dumping and Subsidy Offset Act, net of legal expenses, during the third quarter of fiscal 2009 and fiscal 2008, respectively, from the receipt of funds under the Continued Dumping and Subsidy Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture from China.  The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

Note 17: Earnings per Share

Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share uses the weighted average number of shares outstanding during the period plus the additional common shares that would be outstanding if the dilutive potential common shares issuable under employee stock options and unvested restricted stock were issued.

A reconciliation of basic and diluted weighted average common shares outstanding follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/24/09	01/26/08	01/24/09	01/26/08
Weighted average common shares outstanding (basic)	51,475	51,417	51,454	51,402
Effect of options and unvested restricted stock	—	173	—	—
Weighted average common shares outstanding (diluted)	51,475	51,590	51,454	51,402

The weighted average common shares outstanding (diluted) for third quarter of fiscal 2009 exclude outstanding stock options of 0.6 million because the net loss in third quarter ended January 24, 2009 would cause the effect of options to be anti-dilutive.  The weighted average common shares outstanding (diluted) for the nine months ended January 24, 2009 and January 26, 2008 exclude outstanding stock options of 0.5 million and 0.2 million, respectively, because the net loss in the first nine months of fiscal 2009 and fiscal 2008, respectively, would cause the effect of options to be anti-dilutive.

The effect of options to purchase 2.5 million and 2.7 million shares for the quarters ended January 24, 2009 and January 26, 2008 with a weighted average exercise price of $15.46 and $15.50 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.

Note 18: Fair Value Measurements

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of January 24, 2009:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$8,932	$12,119	$—
Liabilities
Interest rate swap	—	(807)	—
Total	$8,932	$11,312	$—

We hold available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans and our captive insurance company.  The fair value measurements for these securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time.

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

Note 19:  Hedging Activities

During the first quarter of fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge.  This swap hedges the interest on $20 million of floating rate debt.  Under the swap, we are required to pay 3.33% through May 16, 2011 and we receive three month LIBOR from the counterparty. This offsets the three month LIBOR component of interest which we are required to pay under $20 million of floating rate debt.  Interest under this debt as of January 24, 2009 was three month LIBOR plus 2.0%.

Note 20:  Recent Accounting Pronouncements

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

FASB Statement of Financial Accounting Standards No. 141(R)

The FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations, (“SFAS No. 141(R)”), which replaces FASB Statement No. 141.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations that occur during or after fiscal years that begin after December 15, 2008.

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

FASB Staff Position EITF 03-6-1: Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards containing non-forfeited rights to dividends be included in the computation of earnings per common share. The adoption of FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years, retrospective application is required.

This statement will be effective beginning with our first quarter of fiscal 2010 and will require us to include unvested shares of our share-based payment awards into our calculation of earnings per share.   This is expected to increase our basic shares outstanding by about 0.6 million and 0.2 million for the periods ending January 24, 2009 and January 26, 2008, respectively.

FASB Staff Position FAS 140-4 and FIN 46(R)-8: Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors' continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

We have implemented the requirements of FSP FAS 140-4 and FIN 46(R)-8 for this reporting period.  As the requirements of this literature only impact our disclosures, there was no impact to our financial results.

FASB Staff Position FAS 132R-1: Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, FASB issued FASB Staff Position (“FSP”) FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This document expands the disclosures related to postretirement benefit plan assets to include disclosures concerning a company’s investment policies for benefit plan assets and categories of plan assets.  This document further expands the disclosure requirements to include fair value of plan assets, including the levels within the fair value hierarchy and other related disclosures under SFAS No. 157, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and any concentrations of risk related to the plan assets.

This statement is effective for our fiscal 2010 year end.  We are currently determining the impact, if any, this statement will have on our consolidated financial statements and disclosures.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) changes in demographics; (c) further changes in residential housing and commercial real estate market; (d) the impact of terrorism or war; (e) continued energy and other commodity price changes; (f) the impact of logistics on imports; (g) the impact of interest rate changes; (h) changes in currency exchange rates; (i) competitive factors; (j) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (k) effects of restructuring actions; (l) changes in the domestic or international regulatory environment; (m) ability to implement global sourcing organization strategies; (n) continued economic recession and decline in the equity market; (o) the impact of adopting new accounting principles; (p) the impact from natural events such as hurricanes, earthquakes and tornadoes; (q) the ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (r) continued decline in the credit market and potential impacts on our customers and suppliers; (s) unanticipated labor/industrial actions; (t) those matters discussed in Item 1A of our fiscal 2008 Annual Report and factors relating to acquisitions and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

Introduction

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 69 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 69 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 328 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish certain rooms in their homes.

In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the third quarter of fiscal 2009 we had four VIEs, operating 37 stores consolidated into our Statement of Operations.  During the third quarter of fiscal 2009, we terminated our relationship with our Toronto VIE.  However, four of the stores operated by the former dealer were assumed by another dealer in the Toronto market and one was closed.  As a result this dealer became a VIE.  With this change in ownership, the total markets remain the same; however the store count did increase by three.  At the end of the fiscal 2008 third quarter, we had four VIEs, operating 34 stores, in our Consolidated Statement of Operations.

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

Retail Group.  The Retail Group consists of 69 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets.  These markets range from the Midwest to the East Coast of the United States and also include Southeastern Florida.  The Retail Group sells mostly upholstered furniture to end consumers through the retail network.

The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

During the first quarter of fiscal 2008, we began rolling out a new proprietary distribution model referred to as Comfort Studios.  Comfort Studios are typically smaller and more adaptable than the former in-store gallery model.  At the end of the third quarter of fiscal 2009, we had 449 Comfort Studios, of which some were new studios and the rest were conversions of former in-store galleries and general dealers.  We expect to open or convert approximately 35 more Comfort Studios during the remainder of fiscal 2009.  Kincaid, England and Lea also have in-store gallery programs.

Impact of Current Market Conditions

Towards the end of the fiscal 2009 second quarter, we realized significant declines in consumer demand brought on by a weak job market, declining home prices and tightening consumer credit which were factors in the failure of several prominent financial institutions.  These events intensified concerns about credit and liquidity risks in the financial markets and had a major impact on the economy and our business.  The collapse of the credit markets, the related tightening of access to capital and the ensuing write-downs of troubled loans by financial institutions had a significant impact on the decline in consumer confidence and the discretionary spending on home furnishing purchases. As a direct result of the recessionary economic climate, we took the following actions to align our operating structure with the resulting level of business:

•	We reduced employment by about 24% or 2,500 employees across all levels of the company since the third quarter of fiscal 2008.

•
We reduced our exposure to the overall tightening of the financial markets by our decision to withdraw credit support to certain independent dealers. As a result we anticipate the closure of about 15 to 20 primarily dealer owned, La-Z-Boy Furniture Galleries® stores in calendar 2009.

•	We significantly reduced our planned fiscal 2009 capital expenditures from approximately $27 million to approximately $18 million to $20 million.

•	We suspended our bonus and profit sharing plan, as well as suspending the company match portion of our 401(k) plan.

•	We will close a plant in Sherman, Mississippi during February 2009, which will reduce our capacity and increase our efficiencies for our Bauhaus operations.

In addition to these initiatives we plan to aggressively reduce overall operating expenses and inventories to be in alignment with today’s volumes.  We believe the reduction in employment alone will result in savings of $25 million to $30 million annually.  We continue to focus on cash flow and liquidity to ensure that our balance sheet remains strong enough to withstand this current recession.  We plan to reduce our inventory balances by 10% during the fourth quarter as we have significantly reduced our overseas purchases.

As a result of our fiscal 2009 losses, the impact of the restructuring actions we have taken over the past two years, the significant decline in current and projected demand for consumer domestic furniture purchases and resulting uncertainty in the economic climate, we reassessed the likelihood that we will be able to realize the benefit of our deferred tax assets.   As a result, we recorded a valuation allowance of $38.2 million against the deferred tax assets, or $0.74 per share in the 2009 fiscal second quarter.  In the third quarter of fiscal 2009, a valuation allowance of $14.6 million was recorded against the current quarter’s tax benefit due to the pre-tax losses incurred.

Over the past four months, our stock price has declined nearly 90%, negatively impacting our market capitalization which is now significantly below our company’s book value.  As a result, we have had to analyze the overall valuation of the company, our fixed assets and our intangible assets.  Although we tested the valuation of our Retail segment’s goodwill during the second quarter, the major decline in the stock market and the freezing of money in the capital markets resulted in an increase in our weighted average cost of capital from 11% at the end of the second quarter of fiscal 2009 to 16% at the end of the third quarter of fiscal 2009.  This increase in the weighted average cost of capital had the effect of reducing our fair value estimates and resulted in significant write-downs in our intangible assets.  We recorded a non-cash impairment charge of $40.4 million relating to the goodwill in our Retail and Upholstery segments and a non-cash impairment charge of $5.5 million relating to the trade names of operating units in our Casegoods segment.

Results of Operations
Analysis of Operations: Quarter Ended January 24, 2009
(Third Quarter 2009 compared with 2008)

	Quarter Ended
(Amounts in thousands, except per share amounts and percentages)	01/24/09	01/26/08	Percent change
Upholstery sales	$199,200	$282,453	(29.5)%
Casegoods sales	42,116	52,660	(20.0)%
Retail sales	40,497	49,884	(18.8)%
Other/eliminations*	6,763	(11,916)	156.7%
Consolidated sales	$288,576	$373,081	(22.7)%

Consolidated gross profit	$79,556	$108,635	(26.8)%
Consolidated gross margin	27.6%	29.1%

Consolidated S,G&A	$94,092	$104,672	(10.1)%
S,G&A as a percent of sales	32.6%	28.1%

Upholstery operating income	$(1,938)	$19,467	(110.0)%
Casegoods operating income	(313)	2,222	(114.1)%
Retail operating loss	(7,108)	(8,507)	16.4%
Corporate and other	(3,513)	(9,851)	64.3%
Long-lived asset write-down	(7,036)	—	N/M
Intangible write-down	(45,977)	—	N/M
Restructuring	(2,405)	(245)	(881.6)%
Consolidated operating income (loss)	$(68,290)	$3,086	N/M

Upholstery operating margin	(1.0)%	6.9%
Casegoods operating margin	(0.7)%	4.2%
Retail operating margin	(17.6)%	(17.1)%
Consolidated operating margin	(23.7)%	0.8%

Income (loss) from continuing operations	$(64,382)	$9,128

Income (loss) from discontinued operations	$—	$384
Diluted income (loss) per share from continuing operations	$(1.25)	$0.18
* Includes sales from our VIEs.
N/M = non meaningful

Sales

Consolidated sales were down 22.7% or $84.5 million when compared with the third quarter of fiscal 2008 due in large part to the challenging economic conditions including the weak retail environment, record low consumer confidence, an uncertain housing market and a deteriorating consumer credit environment.

Upholstery Group sales were down 29.5% or $83.3 million compared with the third quarter of fiscal 2008. Sales price increases resulted in a 2.9% increase in sales; however this was offset by a decrease in sales volume due to the challenging economic conditions.  Additionally, the change in reporting of the Retail distribution centers to the Upholstery Group affected the timing of inter-company sales resulting in a reduction in inter-company sales for the Upholstery Group of $12.1 million when compared to the third quarter of the prior year.

Casegoods Group sales decreased 20.0% or $10.5 million compared with the third quarter of fiscal 2008. The decrease in sales volume occurred across all of our Casegoods operating units and directly related to the challenging economic conditions.

Retail Group sales decreased 18.8% or $9.4 million when compared with the third quarter of fiscal 2008.  The decrease in sales was related to the challenging economic conditions, which had an extremely negative effect on the home furnishings market.

Included in Other/eliminations are the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group.  Due to the previously mentioned change in reporting of the Retail distribution centers, this elimination was adjusted by $12.1 million during the quarter, which decreased the eliminations for this quarter.  In addition, the decrease in the sales between our Upholstery Group and Retail Group reduced our elimination of sales by $7.3 million. The addition of the three stores in our Toronto market did not occur until the end of the third quarter of fiscal 2009 and therefore did not have an impact on the third quarter sales.

Gross Margin

Gross margin decreased 1.5 percentage points in the third quarter of fiscal 2009 in comparison to the third quarter of fiscal 2008.  Gross margin was positively impacted by selling price increases, net of discounts, which increased our gross margin by 3.1 percentage points.  Raw material cost increases had a 2.5 percentage point negative impact on gross margin.   Additionally, restructuring costs negatively impacted gross margin by 0.6 percentage points.  The remainder of the decrease in gross margin during the quarter related to under absorption of overhead costs due to the reduction in sales volume as a result of the current economic environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased $10.6 million when compared to the prior year’s third quarter, but increased as a percent of sales by 4.5 percentage points due to the decline in our overall sales volume.  During fiscal 2009, the Florida, Michigan, and the West Coast markets were impacted to a greater extent by the weak retail environment than other markets.  Accordingly we revised our estimates of amounts expected to be collected on past due accounts and increased our allowance for bad debts by $6.7 million when compared with the third quarter of fiscal 2008.  Our reserve balance against accounts receivable as of January 24, 2009 was $35.8 million.

This increase was offset by an $8.0 million decrease in advertising in our Retail and Wholesale segments during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 due to sales volume declines and our attempt to keep our expenditures in line with our volume, as well as reducing production of new advertisements.  Advertising expense was 4.8% of sales in the third quarter of fiscal 2009, compared to 5.9% in the third quarter of fiscal 2008.  Due to the weak retail environment and the uncertainty in our sales volume for the remainder of the fiscal year, we expect advertising expense to continue to be lower for the fourth quarter of fiscal 2009, while staying in line as a percent of sales. Additionally, other variable selling expenses declined as a result of the decline in sales.

Restructuring

Restructuring costs totaled $2.4 million for the third quarter of fiscal 2009 as compared with $0.2 million in restructuring expenses for the same period the prior year. The restructuring costs in the third quarter of fiscal 2009 related to the closure of our Tremonton, Utah facility, the closure of our Sherman, Mississippi facility, the restructuring of our La-Z-Boy U.K. subsidiary, the restructuring of our company-wide employment and the ongoing costs for the closure of retail facilities.  These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities.  The restructuring costs in the third quarter of fiscal 2008 related to the closure of several of our manufacturing facilities, consolidation of retail warehouses and the closure of underperforming retail stores.

Long-lived Asset Write-down

During the third quarter of fiscal 2009, we evaluated the recoverability of our long-lived assets of our key asset groups.  Due to our operating losses and a deterioration of economic conditions which reduced our estimated future cash flows for certain asset groups, we recognized a $7.0 million non-cash impairment charge relating to the long-lived assets of our Retail Group.

Intangible Write-down

During the third quarter of fiscal 2009, we evaluated the goodwill of our Upholstery and Retail operating segments and the trade names of our Casegoods segment.  Due to the steep decline in our stock price and its negative impact on our market capitalization, we recognized a $40.4 million non-cash impairment charge relating to the goodwill in our Retail and Upholstery segments and a $5.5 million non-cash impairment charge relating to the trade names in our Casegoods segment.

Operating Margin

Our consolidated operating margin was (23.7)% for the third quarter of fiscal 2009 and included 15.9 percentage points for the intangible write-down, 2.4 percentage points for the long-lived asset write-down and 0.8 percentage points of restructuring charges.  Operating margin for the third quarter of fiscal 2008 was 0.8% and included 0.1 percentage points for restructuring costs. With a decrease in our gross margin as a percent of sales, the effect of sales volume declines out-paced the impact of our cost reduction efforts thus reducing our operating margins.

The Upholstery Group operating margin decreased 7.9 percentage points to (1.0)% when compared with the third quarter of fiscal 2008.  Selling price increases positively impacted our operating margin.  However, this increase was offset by an increase in bad debt expense and an increase in raw material costs in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.  Additionally, in the third quarter of fiscal 2009, the Upholstery Group operating income was reduced by $3.3 million for the inter-company profit resulting from the previously mentioned change in reporting of the retail warehouse operations.  The remainder of the decrease during the quarter related to under absorption of overhead costs due to the reduction in sales volume.

Our Casegoods Group operating margin decreased by 4.9 percentage points to (0.7)% in the third quarter of fiscal 2009 versus the third quarter of fiscal 2008.  With a 20.0% decrease in sales volume, we were unable to reduce our costs quickly enough to maintain our operating margin.

Our Retail Group operating margin decreased by 0.5 percentage points to (17.6)% during the third quarter of fiscal 2009 when compared with the third quarter of fiscal 2008.  The reduction primarily resulted from the fixed occupancy costs of our Retail operations coupled with the continued decline in sales, partially offset by selling price increases, reduced advertising expense and reduced warehousing costs.

Corporate and Other operating loss decreased $6.3 million during the third quarter of fiscal 2009 in comparison to the third quarter of fiscal 2008.  Our VIEs’ losses for the third quarter of fiscal 2009 were $0.1 million more than the same quarter the prior year.   The previously mentioned reporting change for the retail warehouse operations resulted in a $3.3 million increase in inter-company operating income eliminations.

Interest Expense

Interest expense for the third quarter of fiscal 2009 was $0.8 million less than the third quarter of fiscal 2008 due to a $37.3 million decrease in our average debt and a 1.1 percentage point decrease in our weighted average interest rate.

Income Taxes

Our effective tax rate was 6.2% in the third quarter of fiscal 2009 compared to 29.8% in the third quarter of fiscal 2008. The change in our tax rate during fiscal 2009 was primarily attributable to the recording of valuation allowances against the majority of our U.S. deferred tax assets in the second quarter of fiscal 2009, as well as additional valuation allowances recorded in the third quarter of fiscal 2009 against our deferred tax assets resulting from our current period losses.

The current period tax benefit results primarily from the reversal of deferred tax liabilities associated with trade names and goodwill that were written off in the third quarter of fiscal 2009, offset by income taxes on operations conducted by subsidiaries that are profitable on a separate entity basis.

Discontinued Operations

During the third quarter of fiscal 2008, our discontinued operations recognized income of $0.4 million after tax as we completed the liquidation of the remaining assets of Pennsylvania House.

Results of Operations
Analysis of Operations: Nine Months Ended January 24, 2009
(First Nine Months of 2009 compared with 2008)

	Nine Months Ended
(Amounts in thousands, except per share amounts and percentages)	01/24/09	01/26/08	Percent change
Upholstery sales	$684,252	$806,959	(15.2)%
Casegoods sales	138,710	165,126	(16.0)%
Retail sales	122,408	141,278	(13.4)%
Other/eliminations*	(3,194)	(30,452)	89.5%
Consolidated sales	$942,176	$1,082,911	(13.0)%

Consolidated gross profit	$247,329	$289,585	(14.6)%
Consolidated gross margin	26.3%	26.7%

Consolidated S,G&A	$287,873	$297,278	(3.2)%
S,G&A as a percent of sales	30.6%	27.5%

Upholstery operating income	$16,037	$47,370	(66.1)%
Casegoods operating income	1,819	8,399	(78.3)%
Retail operating loss	(27,509)	(27,700)	0.7%
Corporate and other	(21,195)	(33,315)	36.4%
Long-lived asset write-down	(7,036)	—	N/M
Intangible write-down	(47,677)	(5,809)	(720.7)%
Restructuring	(11,904)	(4,893)	(143.3)%
Consolidated operating loss	$(97,465)	$(15,948)	(511.1)%

Upholstery operating margin	2.3%	5.9%
Casegoods operating margin	1.3%	5.1%
Retail operating margin	(22.5)%	(19.6)%
Consolidated operating margin	(10.3)%	(1.5)%

Loss from continuing operations	$(126,670)	$(3,067)

Loss from discontinued operations	$—	$(6,050)

Diluted loss per share from continuing operations	$(2.46)	$(0.06)

Diluted loss per share from discontinued operations	$—	$(0.12)
* Includes sales from our VIEs.
N/M = non meaningful

Sales

Consolidated sales were down 13.0% or $140.7 million when compared with the first nine months of fiscal 2008 due in large part to the challenging economic conditions including the weak retail environment, record low consumer confidence, an uncertain housing market and a deteriorating consumer credit environment.

Upholstery Group sales were down 15.2% or $122.7 million compared with the first nine months of fiscal 2008. Sales price increases resulted in a 3.0% increase in sales; however this was offset by the challenging economic conditions. Additionally, the change in reporting of the Retail distribution centers to the Upholstery Group affected the timing of inter-company sales resulting in a reduction in inter-company sales for the Upholstery Group of $12.1 million when compared to the first nine months of fiscal 2008.  In addition, the decline in sales volume was partially offset by a change in contractual relationships with our third party carriers, which resulted in revenue recognition at shipping point.  As reported in our Form 10-K for the fiscal year ended April 26, 2008, revenue for our largest upholstery operation had previously been recognized upon delivery.

Casegoods Group sales decreased 16.0% or $26.4 million compared with the first nine months of fiscal 2008. The decrease in sales volume occurred across all of our Casegoods operating units due to the challenging economic conditions.  Additionally, with the Casegoods product typically priced higher than upholstered furniture, we believe consumers are postponing or foregoing these purchases to a greater extent than they are upholstery products.

Retail Group sales decreased 13.4% or $18.9 million when compared with the first nine months of fiscal 2008.  The decrease in sales was related to the challenging economic conditions.

Included in Other/eliminations are the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group.  The majority of the change in Other/eliminations was attributable to a $12.2 million decrease in sales from our Upholstery Group to our Retail Group during the first nine months of fiscal 2009 in comparison to the first nine months of fiscal 2008.  Due to the previously mentioned change in reporting of the Retail distribution centers, this elimination was adjusted by $12.1 million during the quarter, which decreased the eliminations for this quarter.  Additionally, sales from VIEs increased $0.4 million during the first nine months of fiscal 2009 when compared to the first nine months of fiscal 2008.

Gross Margin

Gross margin decreased 0.4 percentage points in the first nine months of fiscal 2009 when compared with the same period a year ago.  Gross margin was positively impacted by selling price increases, net of discounts, which increased our gross margin by 2.7 percentage points.  Raw material cost increases had a 2.1 percentage point negative impact on gross margin.   Additionally, restructuring costs negatively impacted gross margin by 1.0 percentage points.  The remainder of the decrease in gross margin during the first nine months of fiscal 2009 related to under absorption of overhead costs due to the reduction in sales volume as a result of the current economic environment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased when compared to the prior year’s first nine months.  During fiscal 2009, the Florida, Michigan, and the West Coast markets were impacted to a greater extent by the weak retail environment than other markets.  Accordingly we revised our estimates of amounts expected to be collected on past due accounts and increased our allowance for bad debts by $12.1 million when compared with the first nine months of fiscal 2008.  Our reserve balance against accounts receivable as of January 24, 2009 was $35.8 million.

This increase was offset by a $4.2 million decrease in advertising in our Retail and Wholesale segments during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 due to sales volume declines and our attempt to keep our expenditures in line with our volume, as well as reducing production of new advertisements.  Advertising expense was 4.7% of sales in the first nine months of fiscal 2009, compared to 4.4% in the first nine months of fiscal 2008.  Due to the weak retail environment and the uncertainty in our sales volume for the remainder of the fiscal year, we expect advertising expense to continue to be lower for the fourth quarter of fiscal 2009, while staying in line as a percent of sales.  Other variable selling expenses declined as a result of the decline in sales.

Additionally, we realized gains on property sales of $2.7 million compared to an insignificant gain in the first nine months of fiscal 2008 which decreased S,G&A.

Restructuring

Restructuring costs totaled $11.9 million for the nine months ended January 24, 2009 as compared with $4.9 million in restructuring expenses in the nine months ended January 26, 2008.  The restructuring costs in the first nine months of fiscal 2009 related to the closure of our Tremonton, Utah facility, the closure of our Sherman, Mississippi facility, the restructuring of our La-Z-Boy U.K. subsidiary, the restructuring of our company-wide employment and the ongoing costs for the closure of retail facilities.  These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities.  The restructuring costs in fiscal 2008 related to the closure of several manufacturing facilities, the consolidation of retail warehouses and the closure of underperforming retail stores.  The expense relating to the closure of several manufacturing facilities was partially offset by a gain on the sale of a property held for sale relating to a previous restructuring.

Long-lived Asset Write-down

During the third quarter of fiscal 2009, we evaluated the recoverability of our long-lived assets of our key asset groups.  Due to our operating losses and a deterioration of economic conditions which reduced our estimated future cash flows for certain asset groups, we recognized a $7.0 million non-cash impairment charge relating to the long-lived assets of our Retail Group.

Intangible Write-down

During the third quarter of fiscal 2009, we evaluated the goodwill of our Upholstery and Retail operating segments and the trade names of our Casegoods segment.  Due to the steep decline in our stock price and its negative impact on our market capitalization, we recognized a $40.4 million non-cash impairment charge relating to the goodwill in our Retail and Upholstery segments and a $5.5 million non-cash impairment charge relating to the trade names in our Casegoods segment.

During the second quarter of fiscal 2009, we committed to a plan to reorganize the Toronto, Ontario retail market which we consolidate as a VIE.  As a result of this plan we recorded a non-cash impairment charge of $0.4 million which represented the entire goodwill balance of this market.

In the first quarter of fiscal 2009, we committed to a plan to close the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation.  As a result of this plan, we recorded a non-cash impairment charge of $1.3 million which represented the entire goodwill amount of the operating unit.

During the second quarter of fiscal 2008, we evaluated the goodwill at our South Florida retail market as a result of a decision to delay our planned store openings in this market.  This delay was the result of a slow housing market causing double-digit declines in sales in the market over the previous twelve months.  We recognized a $5.8 million non-cash impairment charge for the full amount of the goodwill of this retail market in the second quarter of fiscal 2008.

Operating Margin

Our consolidated operating margin was (10.3)% or $(97.5) million for the first nine months of fiscal 2009 and included 5.1 percentage points for the intangible write-down, 1.3 percentage points for restructuring charges and 0.7 percentage points for the long-lived asset write-down.  Operating margin for the first nine months of fiscal 2008 was (1.5)% or $(15.9) million and included 0.5 percentage points for the intangible write-down and 0.5 percentage points for restructuring costs.

The Upholstery Group operating margin decreased 3.6 percentage points to 2.3% when compared with the first nine months of fiscal 2008.  With a $122.7 million decrease in sales volume and $11.6 million increase in bad debt expense, we were unable to maintain our operating margin.  Additionally, our upholstery margin was negatively impacted due to increased costs associated with steel, polyurethane foam, plywood, fabric and leather.  Additionally, in the third quarter of fiscal 2009, the Upholstery Group operating income was reduced by $3.3 million for the inter-company profit resulting from the previously mentioned change in reporting of the retail warehouse operations.  However, selling price increases positively impacted our operating margin.  Additionally, the upholstery operating income benefited from the change in third party freight carrier contracts as noted previously in our sales discussion.

Our Casegoods Group operating margin decreased by 3.8 percentage points to 1.3% in the nine months ended January 24, 2009 when compared to the nine months ended January 26, 2008.  With a 16.0% decrease in sales volume, we were unable to reduce our costs enough to maintain our operating margin.

Our Retail Group operating margin decreased by 2.9 percentage points to (22.5)% during the first nine months of fiscal 2009 in comparison to the same period the prior year.  The decrease primarily resulted from the fixed occupancy costs of our Retail operations coupled with the continued decline in sales, partially offset by selling price increases, reduced advertising expense and reduced warehousing costs.

Corporate and Other operating loss decreased $12.1 million to $(21.2) million during the first nine months of fiscal 2009 when compared with the first nine months of fiscal 2008.  Our VIEs’ losses for the first nine months of fiscal 2009 were $0.1 million less than the same period the prior year and realized gains on property sales for the first nine months were $2.7 million as compared to an insignificant gain in the first nine months of fiscal 2008.   The previously mentioned reporting change for the retail warehouse operations resulted in a $3.3 million increase in inter-company operating income eliminations.  Additionally, during the first six months of fiscal 2008, we continued a retail test market program which increased our fiscal 2008 expenses by $2.5 million.  This program was not repeated in fiscal 2009.

Interest Expense

Interest expense for the first nine months of fiscal 2009 was $1.8 million less than the first nine months of fiscal 2008 due to a $39.1 million decrease in our average debt and a 0.6 percentage point decrease in our weighted average interest rate.

Income Taxes

Our effective tax rate was 26.7% in the first nine months of fiscal 2009 compared to 58.7% in the first nine months of fiscal 2008. The change in our tax rate during fiscal 2009 was primarily attributable to the recording of valuation allowances against the majority of our U.S. deferred tax assets in the second and third quarter of fiscal 2009.  As a result of the recording of the valuation allowances, we had tax expense of $26.7 million for the first nine months of fiscal 2009 compared to a tax benefit of $4.4 million for the first nine months of fiscal 2008.  The fiscal 2009 tax expense was offset by a federal income tax receivable of $11.8 million relating to the carryback of federal tax losses expected to be generated in fiscal 2009.  We expect to receive this amount in the form of a refund when we file, early in fiscal 2010, our fiscal 2009 tax return and claim the tax loss against taxable income in fiscal 2007.

Additionally, the reversal of deferred tax liabilities associated with trade names and goodwill that were written off in the third quarter resulted in a benefit in the third quarter fiscal 2009.

Discontinued Operations

In the first nine months of fiscal 2009 we had no discontinued operations.  During the first nine months of fiscal 2008, our discontinued operations recognized a loss of $6.1 million after-tax.  During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name.  The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated, resulting in a loss of about $5.8 million or $3.6 million after-tax.  Of this loss, about $3.4 million pre-tax related to the intangible assets of Clayton Marcus.  The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million, resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes).  We also recorded an additional loss of $3.0 million to adjust the inventory to fair value due to the liquidation of the remaining inventory at discounted prices.

Liquidity and Capital Resources

Our total assets at the end of the third quarter of fiscal 2009 decreased $162.9 million compared with the end of fiscal 2008.  The majority of this decline was attributed to an increase in our deferred tax valuation allowance, the write-down of intangibles, the write-down of long-lived assets, decreases in inventory and accounts receivable associated with our sales volume and the decline in fair value of investments due to the instability in the financial markets.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility.  These sources have been adequate for day-to-day operations and capital expenditures.  Further deterioration of market conditions resulting in a sustained adverse impact on the global retail sector could reduce our sales further and negatively impact our results of operations, cash flows and financial position including, but not limited to, significant operating losses, and reduced availability under asset-backed credit arrangements.  Additionally, with the further deterioration of the economic climate, the company made the decision to suspend its quarterly dividend to shareholders.

Under our credit agreement we have certain covenants and restrictions, including a fixed charge coverage ratio which would become effective if excess availability fell below $30.0 million.  We do not expect to fall below the required excess availability thresholds in the next twelve months.  As of January 24, 2009 we had $62.0 million outstanding on our credit facility and $57.2 million of excess availability.  If our excess availability would have been below $30.0 million at January 24, 2009, we would not have been able to meet our 1.05 to 1.00 fixed charge coverage ratio.  Our borrowing capacity is based on eligible trade accounts receivables and inventory of the company.  Since our accounts receivable decreased at about the same level as our debt, the capacity to borrow on the line remained somewhat flat during the third quarter.  While our accounts receivable declined during the quarter, $9.4 million was the result of an additional reserve recorded during the fiscal 2009 third quarter on receivables which were not included in our eligible accounts receivable, therefore they had virtually no impact on our availability during the quarter.  However the current economic conditions could impact the credit worthiness of our customers and could negatively impact our availability.

Our plans to manage liquidity in the remainder of fiscal 2009 include: aggressively reducing our operating expenses based on our announcement last quarter, reducing capital expenditures to be below planned levels, reducing inventory levels to current sales trends during the fourth quarter, suspending our quarterly cash dividend and potentially liquidating certain financial investments.

Capital expenditures for the first nine months of fiscal 2009 were $14.1 million compared with $20.8 million in the first nine months of fiscal 2008.  Included in the first nine months of fiscal 2008 was $6.4 million related to an option to purchase property that was exercised, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $18 to $20 million in fiscal 2009.  We expect restructuring costs from our plan to consolidate the cutting and sewing operations in Mexico and the corporate initiatives announced in the third quarter to impact cash by $1.1 million during the remainder of fiscal 2009, $5.3 million during fiscal 2010 and $1.7 million during fiscal 2011.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Nine Months Ended
(Unaudited, amounts in thousands)	01/24/09	01/26/08
Operating activities
Net loss, depreciation, stock expense and deferred taxes	$(67,853)	$10,084
Write-down of long-lived assets	7,036	—
Write-down of intangibles	47,677	5,809
Write-down of investments	5,140	—
Restructuring	11,904	4,893
Working capital and other	14,117	15,807
Cash provided by operating activities	18,021	36,593

Investing activities	4,692	(5,680)

Financing activities
Net decrease in debt	(13,581)	(821)
Other financing activities, mainly dividends	(5,188)	(18,799)
Cash used for financing activities	(18,769)	(19,620)

Exchange rate changes	(871)	161
Net increase in cash and equivalents	$3,073	$11,454

Operating Activities

During the first nine months of fiscal 2009, net cash provided by operating activities was $18.0 million, and $36.6 million was provided by operating activities for the first nine months of fiscal 2008.  The cash provided by operating activities was generated primarily through collections of accounts receivable and the $8.1 million in anti-dumping duties received on bedroom furniture imported from China.

Investing Activities

During the first nine months of fiscal 2009, net cash provided by investing activities was $4.7 million, whereas $5.7 million was used for investing activities during the same period the prior year. In the first nine months of fiscal 2009, $7.8 million in proceeds were received from the sale of several properties, offset by $14.1 million of capital expenditures.  In the first nine months of fiscal 2009, $21.9 million in proceeds were received from the sale of investments, offset by investment purchases of $10.6 million.  During the first nine months of fiscal 2008, $6.4 million in proceeds was generated by a sale-leaseback transaction we entered into with a third party.  We exercised an option to purchase a property, sold it to a third party and then subsequently leased it back.  Capital expenditures in the first nine months of fiscal 2008 were $20.8 million.

Financing Activities

Our financing activities included borrowings and payments on our debt facilities and dividend payments.  We used $18.8 million of cash in financing activities during the first nine months of fiscal 2009 compared to $19.6 million in the first nine months of fiscal 2008.  In the first nine months of fiscal 2009, we had a net pay down of debt of $13.6 million, compared to $0.8 million in the same period of fiscal 2008.  This was offset by a reduction in the amount of dividends paid in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.

In the first quarter of fiscal 2008, we adopted FIN 48 and as a consequence, the balance sheet at the end of the third quarter of fiscal 2009 reflected a $3.5 million liability for uncertain income tax positions.  Of this amount only $0.9 million will be settled within the next 12 months.  The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.

The following table summarizes our contractual obligations of the types specified:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$89,655	$9,059	$30,462	$43,002	$7,132
Capital lease obligations	720	488	232	—	—
Operating lease obligations	385,964	46,710	84,363	69,448	185,443
Interest obligations	11,190	3,066	5,359	2,717	48
Other long-term liabilities not reflected on our balance sheet	131	105	26	—	—
Total contractual obligations	$487,660	$59,428	$120,442	$115,167	$192,623

Our debt-to-capitalization ratio was 22.0% at January 24, 2009 and 18.8% at April 26, 2008.  The debt-to-capitalization ratio decreased from the last quarter as a result of the change in shareholders’ equity, driven primarily by the write-down of intangibles and write-down of long-lived assets, offset by the net decrease in debt.

Our Board of Directors has authorized the repurchase of company stock.  As of January 24, 2009, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first nine months of fiscal 2009.

We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees is $2.1 million. Of this, $1.0 million will expire within one year and $1.1 million in one to three years.  During the third quarter of fiscal 2009, we assumed the lease obligation on two stores as a result of a change in the Michigan market.  Additionally, as a result of the change in the VIE for our Toronto market, we now include an additional Toronto store in our lease obligations.  These changes led to the $8.7 million decrease in our lease guarantees in the third quarter of fiscal 2009 and a corresponding increase in our lease obligations.

In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the third quarter of fiscal 2009, we had $24.4 million in open purchase orders with foreign casegoods, leather and fabric sources. Some of these open purchase orders are cancelable. We are not required to make any contributions to our defined benefit plans; however, we may make contributions.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 26, 2008.

Valuation of Goodwill and Intangible Assets

We assess our goodwill and trade names for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual evaluation of goodwill and trade names is completed during the fourth fiscal quarter of each year; however, we concluded that the significant decline in the fair value of our common stock and related reduction in market capitalization indicated that the carrying value of our goodwill and trade names may not be recoverable. Accordingly, we evaluated our goodwill and trade names for impairment during the third quarter of fiscal 2009, except for approximately $5.1 million of goodwill related to one of our consolidated VIEs which continues to meet its performance expectations and for which we concluded no event or changes in circumstances occurred which would require the evaluation of the recoverability of its goodwill.

Our impairment evaluation of goodwill was based on comparing the fair value of our reporting units to their carrying value. Fair value was determined using an income approach, as this was deemed to be the most indicative of our reporting unit fair values in an orderly transaction between market participants.  Under the income approach, we determined the fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, we used a 16% discount rate to calculate the fair value of our reporting units, which is higher than the 11% discount rate we used in our previous calculations given the continued declining market conditions.  The increase in our discount rate was primarily due to deteriorating market conditions during the third quarter of fiscal 2009.  As a result of our recently completed goodwill impairment testing, we wrote off all $40.4 million of the goodwill associated with our Retail and Upholstery segments.

Our impairment evaluation of our trade names was based on management’s estimates using a royalty savings approach which was based on the principle that, if the business did not own the asset, it would have to license it in order to earn the returns that it was earning. The fair value was calculated based on the present value of the royalty stream that the business was saving by owning the asset.  Based on the assessment, we recorded a non-cash impairment charge of $5.5 million during the third quarter of fiscal 2009.

If our assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved, we may be required to record additional goodwill or trade name related impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charges would result or, if it does, whether such charges would be material.

Regulatory Developments

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. The Dispute Settlement Body of the World Trade Organization (“WTO”) ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for duties collected on imports entered into the United States after September 30, 2007.  The government set aside CDSOA funds in connection with two lower court cases involving the CDSOA that were decided against the government on constitutional grounds and that have been appealed.  The resolution of these legal appeals will have a significant impact on the amount of additional CDSOA funds we receive.

We received $8.1 million and $7.1 million in payments and funds related to the anti-dumping order on wooden bedroom furniture from China during fiscal 2009 and fiscal 2008, respectively, for duties collected on imports entered into the United States before September 30, 2007.  In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.  However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

Recent Accounting Pronouncements

Refer to Note 20 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 26, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt under which we had $62.1 million of borrowings at January 24, 2009.  In May 2008, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on a portion of our floating rate debt.  Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2009 based upon the current levels of exposed liabilities.

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

During the third quarter of fiscal 2009, we implemented a new purchasing and accounts payable system for our largest operating company and our corporate headquarters.  We have assessed the internal controls over the key processes affected by the implementation of this system and concluded that we have maintained adequate internal control over financial reporting.

There was no other change in our internal controls over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first nine months of fiscal 2009.  Our risk factors are disclosed in our Form 10-K for the year ended April 26, 2008.

ITEM 6. EXHIBITS

Exhibit Number	Description
(10.1)*	Form of Indemnity Agreement with each of our directors (Incorporated by reference to an exhibit to Form 8-K dated January 22, 2009)
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 18, 2009

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the registrant and as
Chief Accounting Officer