Form 10-K
period 2009-04-25
LA-Z-BOY INC
filed 2009-06-15
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2009

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,”and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price on the New York Stock Exchange on October 24, 2008, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $237.3 million.

The number of common shares outstanding of the Registrant was 52,172,505 as of May 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED
FORM 10-K ANNUAL REPORT FISCAL 2009

Note:  The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2009 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence; (b) continued economic recession and decline in our stock price; (c) changes in demographics; (d) further changes in residential housing and commercial real estate market; (e) the impact of terrorism or war; (f) continued energy and other commodity price changes; (g) the impact of logistics on imports; (h) the impact of interest rate changes; (i) changes in currency exchange rates; (j) competitive factors; (k) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions or costs; (l) effects of restructuring actions; (m) changes in the domestic or international regulatory environment; (n) ability to implement global sourcing organization strategies; (o) the impact of adopting new accounting principles; (p) the impact from natural events such as hurricanes, earthquakes and tornadoes; (q) the ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (r) continued decline in the credit market and potential impacts on our customers and suppliers; (s) unanticipated labor/industrial actions; (t) those matters discussed in Item 1A of this Annual Report and factors relating to acquisitions and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

PART I

ITEM 1. BUSINESS.

Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated in the state of Michigan, and in 1996 the name was changed to La-Z-Boy Incorporated. The La-Z-Boy name is the most recognized brand in the furniture industry. La-Z-Boy Incorporated operates in three segments - the Upholstery Group, the Casegoods Group and the Retail Group.

La-Z-Boy is the largest reclining-chair manufacturer in the world and one of North America’s largest manufacturers of upholstered furniture. We also manufacture and import casegoods (wood) furniture products for resale in North America. In addition, we have 68 company owned and operated retail stores located in eight markets in the United States. La-Z-Boy Incorporated markets furniture for every room of the home. According to the May, 2009 Top 100 ranking by Furniture Today, which is an industry trade publication, the third largest retailer of single-brand upholstered furniture in the U.S. is the La-Z-Boy Furniture Galleries® stores retail network.

The following significant changes in our business occurred during fiscal 2009:

In the fourth quarter of fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility, which employed 630 people, ceased operations during the first quarter of fiscal 2009. We began start up production at our Mexican facility in January 2009. As of the end of fiscal 2009, about 272 employees have completed training and about 144 employees are currently in training at our Mexican facility. At the end of fiscal 2009, approximately 8% of our domestic cutting and sewing operations were coming from our Mexican facility. By the end of fiscal 2010 we expect 75% to 80% of our domestic cutting and sewing operations to be shifted to our Mexican facility, with the remainder in fiscal 2011. The decision to shift our domestic cutting and sewing operations to our Mexican facility will strengthen our ability to competitively produce custom orders and improve speed to market. We expect to see the full benefit of these cost saving moves beginning in fiscal 2011.

In the first quarter of fiscal 2009, we committed to a restructuring plan to close the operations of our La-Z-Boy U.K. subsidiary. The closure of this operation occurred in the second quarter of fiscal 2009 and impacted about 17 employees. This decision was made due to the change in our strategic direction for this operation.

During the third quarter of fiscal 2009 we committed to a restructuring plan to close our plant in Sherman, Mississippi related to our Bauhaus operations. The closure of this plant was completed in the fourth quarter of fiscal 2009. During the third quarter of fiscal 2009, we also announced a plan to reduce our company-wide employment to be more in line with our sales volume and the current economic environment. As a result of this plan, our employment was reduced by approximately 850 people company-wide.

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations. The production at our American Drew/Lea plant will be consolidated with one of our Kincaid plants and the American Drew/Lea plant will convert to a distribution center. The consolidation of these plants is expected to be completed in the first quarter of fiscal 2010, but the conversion of the distribution center will not be completed until the fourth quarter of fiscal 2010. The decision to consolidate these operations was made in order to reduce costs associated with having excess capacity at our casegoods manufacturing plants in North Carolina.

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

Retail Group. The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the East Coast of the United States and also including Southeastern Florida. The Retail Group sells mostly upholstered furniture to end consumers through the retail network.

Additional detailed information regarding our segments and the products which comprise the segments is contained in Note 15 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials for the Upholstery Group are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames and steel for motion mechanisms. Purchased cover is the largest raw material cost for this segment, representing about 33% of the Upholstery Group’s total material costs. We purchase cover from numerous sources, but we do rely on a limited number of major suppliers. If one of these sources experienced financial or other difficulties we could experience temporary disruptions in our manufacturing process until another source could be found. Our cover is purchased either in a raw state (a roll or hide), then cut and sewn into parts in our plants or as cut and sewn parts from third party offshore suppliers. The cover material costs are 48% fabric rolls and hides and 52% for cut and sewn parts. There are five primary suppliers of cut and sewn leather and fabric products, and the majority of our cut and sewn sets come from China. One supplier manufactures the majority of the cut and sewn parts we receive from China. During the third quarter of fiscal 2009, we began shifting our domestic cutting and sewing operations to our facility in Mexico. We expect all of our cut and sewn parts to be supplied from our Mexican facility or from suppliers in China given the lower labor costs in these areas and because there are few sources of these products domestically and none at these labor costs. By importing cut and sewn leather and fabric sets, we are able to recognize savings compared to domestic purchases and fabrication of these parts.

By the end of fiscal 2010 we expect that 80% to 90% of our La-Z-Boy division’s cover to be received at our manufacturing facilities as cut and sewn sets. We also expect to have transferred roughly 75% to 80% of our La-Z-Boy division’s domestic cut and sew operations to our Mexican facility by the end of fiscal 2010, with the remainder of our La-Z-Boy division’s domestic cut and sew operations to be transferred during fiscal 2011. Addtionally, we will continue to receive cut and sewn sets from China.

Given the current economic situation, we expect raw material pricing to remain somewhat stable through the first half of fiscal 2010. Raw material pricing for the remainder of fiscal 2010 will depend somewhat on the timing of the economic turnaround. Specifically, the pricing on steel will be influenced by consumption in other markets and world scrap prices. Pricing on polyurethane foam will be influenced by demand from other industries, chemical prices and capacity which is normally adjusted based on demand.

Our Casegoods Group today is primarily an importer, marketer and distributor of casegoods furniture. In fiscal 2009, it also operated two manufacturing facilities in North Carolina. As previously mentioned, these manufacturing facilities are being consolidated in fiscal 2010. Over the last few years the amount of raw materials purchased by the Casegoods Group has been declining. The principal raw materials used in the Casegoods Group are hardwoods, plywood and chip wood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber and purchased hardwood components are the Casegoods Group’s largest raw material costs, representing about 59% of the segment’s total raw material costs, on domestically manufactured product.

Finished Goods Imports

The rapid growth of manufacturing capabilities in Asia has increased production capacities overseas. Due to the low labor and overhead costs in those areas, the landed manufactured cost of product coming out of those overseas manufacturing facilities is much lower than equivalent furniture produced domestically.

During fiscal 2009 and 2008, about 73% and 72%, respectively of our casegoods finished goods sales were imported. Imported finished goods represented approximately 13% of our consolidated fiscal 2009 sales.

During the second half of fiscal 2009 prices on imported casegoods began to stabilize. Prior to this we were experiencing higher prices on our imported casegoods due to increases related to higher labor, raw materials, currency valuations and transportation costs. We will continue to monitor our costs of imported casegoods and review our sourcing of products.

The importing of furniture is also changing how some large retailers and dealers are purchasing goods for their stores. Some retailers are sourcing direct from overseas and bypassing domestic distribution altogether; thereby eliminating the middleman. As a result of these changes we have transitioned to an import model for our casegoods business. The resulting significant reductions in our cost structure have allowed us to become more competitive. At the same time we have improved our service performance levels, purchasing, logistics and warehousing capabilities for these imports across our different operating units as our importing continues to grow. Specifically, we have negotiated contracts with freight forwarders that allow us to utilize consolidated purchasing power, across all segments, for shipping to obtain favorable rates based on volume.

Seasonal Business

Historically we have experienced our lowest level of sales during our first fiscal quarter for our Upholstery Group and during our first and third fiscal quarters for the Casegoods Group. During the past fiscal year, we found our sales to be more evenly distributed across our four fiscal quarters with the third and fourth quarters having our lowest level of sales. We believe this is a result of economic conditions during those quarters and not a change in our historical patterns. When possible, we schedule production to maintain uniform manufacturing activity throughout the year. We do, however, shut down our plants in July to perform routine maintenance on our equipment. A majority of our manufacturing facilities will shut down their production for at least one week in July, 2009.

Economic Cycle and Purchasing Cycle

The success of our business depends to a significant extent upon the level of consumer spending. A number of economic conditions affect the level of consumer spending on the products that we offer, including, among other things, the general state of the economy, general business conditions, uncertainty in the housing and credit markets, level of consumer debt, interest rates, taxation, unemployment levels and consumer confidence in future economic conditions.

Our Retail division is continuing to feel the impact of these conditions, which has created an unprecedented weakness in the retail environment. We continue to modify our cost structure in our Retail division to reduce our operating expenses while attempting to reduce our losses and become profitable on smaller volumes within this division.

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

Practices Regarding Working Capital Items

With the exception of company-owned stores, we do not carry significant amounts of upholstered finished goods in inventory as these goods are usually built to order. However, we generally build or import casegoods inventory to stock, in order to attain manufacturing efficiencies and/or to meet delivery requirements of customers. This results in higher levels of finished casegoods inventories than upholstery products. Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores.

During fiscal 2009 and 2008, we made a concerted effort to reduce our inventory balances. These efforts have led to the consolidation of some of our Casegoods Group warehousing and more effective management of our inventory. Our overall inventory levels have declined 28% over the past two years, with the majority of the decline in inventory coming from our Upholstery Group.

Over the past two years we have created four regional distribution centers in order to streamline our warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network. In the third quarter of fiscal 2009, ownership and management of these distribution centers were transferred from our Retail Group to our La-Z-Boy division, within our Upholstery Group. The management of these distribution centers is better suited in our La-Z-Boy division because these distribution centers also supply inventory to some independent La-Z-Boy Furniture Galleries® dealers. This change also allows our Retail Group to focus on the retail side of the business. Our move to distribution centers allowed us to reduce the number of individual warehouses needed to supply our retail outlets and helped us to manage our inventory levels.

Dealer terms generally range between net 30-120 days. We offer some extended payment terms as part of sales promotion programs.

Customers

We sell to a significant number of furniture retailers primarily throughout the United States and Canada. We also sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores. We did not have any customers whose purchases amounted to more than 5% of our fiscal year 2009 sales for either the Upholstery Group or the Casegoods Group. Sales in our Upholstery and Casegoods Groups are almost entirely to furniture retailers. The Retail Group sales are to end-consumers.

We have formal agreements with many of our retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or in dedicated galleries or studios within their stores. We consider these stores, as well as our own retail stores, to be “proprietary.” For our Upholstery and Casegoods Groups, our 2009 customer mix was about 54% proprietary, 14% major dealers (for example, Art Van, Berkshire Hathaway, Havertys, Raymour & Flanigan) and 32% other independent retail customers.

Currently, we own 68 stand-alone La-Z-Boy Furniture Galleries® stores. Additionally, we have agreements with independent dealers for 252 stand-alone La-Z-Boy Furniture Galleries® stores, of which 30 stores are owned by VIEs whom we consolidate. These stores also sell accessories that are purchased from approved vendors. There are 224 stand-alone La-Z-Boy Furniture Galleries® stores in the New Generation format
(representing 70% of the total number of stores), which generally has more space and a more updated appearance. Having dedicated retail floor space is important to the success of product distribution. This distribution system originated with our La-Z-Boy Furniture Galleries® stores network, which continues to have the largest number of proprietary stores and galleries among our other operating units. According to the May 25, 2009 Furniture Today, viewed by itself, the La-Z-Boy Furniture Galleries® stores network would be the tenth largest conventional furniture retailer in the U.S. In addition to the stand-alone stores we also have 466 ComfortStudios all dedicated to our upholstery furniture products. ComfortStudios are defined space that is completely dedicated to showcasing our products within a larger retailer. Our proprietary distribution also includes in-store galleries for England, Kincaid and Lea’s La-Z-Boy KidzTM. Total “proprietary” floor space is approximately 8.8 million square feet.

It is a key part of our marketing strategy to continue to expand proprietary distribution. We expect that throughout the La-Z-Boy Furniture Galleries® store network we will remodel another 5-10 stores into our New Generation format during fiscal 2010. Given the current economic climate, the La-Z-Boy Furniture Galleries® store network plans to be opportunistic in opening any new stores during fiscal 2010. We select dealers for this proprietary distribution based on the management and financial qualifications of those dealers. The location of these proprietary stores is based on the potential for distribution in a specific geographical area. This proprietary method of distribution is beneficial to La-Z-Boy, our dealers and the consumer. For La-Z-Boy, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have been proven successful based on past experiences of other proprietary dealers. As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers. For our consumers, these stores provide a full-service shopping experience with knowledgeable sales associates and in-home design consultants to support their purchasing process.

Sales Representatives

Similar to most of the U.S. furniture industry, independent sales representatives sell our products to our dealer-customers. Independent sales representatives are usually compensated based on a percentage of their actual sales for their territory plus other performance criteria. In general, we sign one-year contracts with our independent sales representatives.

Orders and Backlog

Upholstery orders are primarily built to a specific dealer order (stock order) or a special order with a down payment from a consumer (sold orders). These orders are typically shipped within two to six weeks following receipt of the order. Casegoods are primarily produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand but quicker availability to ship to customers. Additionally, increased importing of finished product over the last few years in our Casegoods Group has increased our imported finished goods inventories due to longer order lead times necessary for imported product. Our Casegoods Group typically ships product to consumers within 14 days.

As of April 25, 2009 and April 26, 2008, Upholstery Group backlogs were approximately $57.4 million and $80.0 million, respectively. Casegoods backlogs as of April 25, 2009 and April 26, 2008 were approximately $10.1 million and $19.9 million, respectively. The measure of backlog at a point in time may not be indicative of future sales performance. Due to manufacturing efficiencies gained over the past several years and our casegoods inventory position, we do not rely entirely on backlogs to predict future sales. For most operating units, an order cannot be canceled after it has been selected for production. The decline in backlog from fiscal 2008 was due to efficiencies gained from cellular manufacturing in addition to the overall decline in sales volume.

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

During the past couple of years there has been an increase in alternative distribution affecting our retail markets. Companies such as Costco, Home Depot, IKEA, Sam’s Club, Target, Wal-Mart, as well as the Internet, and others are now offering products that compete with some of our product lines.

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

Trademarks, Licenses and Patents

We own several trademarks including La-Z-Boy, our most valuable. The La-Z-Boy trademark is essential to the upholstery and retail segments of our business. To protect our trademarks we have registered them in the United States and various other countries where our products are sold. The trademarks remain valid for as long as they are used properly for identification purposes, and we actively monitor the correct use of our trademarks. We license the use of the La-Z-Boy trademark on furniture sold outside the United States. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture and on non-furniture products in the United States for the purpose of enhancing brand awareness. In addition, we license our proprietary dealers to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers above, under “Customers.”

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

Employees

We employed about 7,730 full-time equivalent persons as of April 25, 2009. The Upholstery Group employed 6,175, the Casegoods Group employed 654, the Retail Group employed 479, with the remainder being non-segment personnel, which includes our VIEs. The majority of our employees are employed on a full-time basis. As of April 26, 2008 we had 10,060 full-time equivalent employees.

Financial Information About Foreign and Domestic Operations and Export Sales

In fiscal 2009, our direct export sales, including sales in Canada, were approximately 12% of our total sales. In addition to our Canadian customers, we also had European customers who received product from our United Kingdom subsidiary. As previously mentioned this subsidiary was closed during the second quarter of fiscal 2009. We have a manufacturing joint venture in Thailand, which distributes furniture in Australia, New Zealand, England, Thailand and other countries in Asia. In addition, we have a sales and marketing joint venture in Asia, which sells and distributes furniture in China, Japan and Korea among other Asian countries. In the third quarter of fiscal 2009 we opened a facility in Mexico. Our facility in Mexico will be providing cut and sewn sets for our domestic upholstery manufacturing facilities. Information about sales in the United States and in Canada and other countries is contained in Note 15 to our consolidated financial statements, which is included in Item 8 of this report. Our property, plant, and equipment in the U.S. were $134.9 million and $166.0 million at the end of fiscal 2009 and fiscal 2008, respectively. The property, plant, and equipment in foreign countries were $15.3 million and $5.0 million in fiscal 2009 and fiscal 2008, respectively. Of the $15.3 million of property, plant and equipment in foreign countries, $6.1 million relates to our plant in Mexico. Additionally, $3.4 million of the increase was the result of the change in our Toronto market VIE.

See Item 1A of this report for information about the risks attendant to our foreign operations.

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

ITEM 1A. RISK FACTORS.

Our business is subject to a variety of risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this document. These risks are not the only ones we face. Interest rates, consumer confidence, housing starts and the overall housing market, increased unemployment, tightening of the financial and consumer credit markets, downturns in the economy and other general economic factors that affect many other businesses are particularly significant to us because our principal products are consumer goods. Additional factors that are presently unknown to us or that we currently believe to be immaterial also could affect our business.

Our current retail markets and others we may acquire in the future may not achieve the growth and profitability we anticipated when we acquired or acquire them. We could incur charges for impairment of long-lived assets if we cannot meet our earnings expectations for these markets.

We may remodel and relocate existing stores, as well as close underperforming stores. Profitability will depend on increased retail sales justifying the cost of remodeling and relocating these stores to support the lease carrying costs and our ability to reduce support costs as a percent of sales in advertising, selling and administration. In addition, while we are not currently planning on acquiring any new retail markets, we may acquire additional retail markets in the future, and if we do, they may be subject to many of the same risks.

Increased reliance on foreign sourcing of our products makes us more reliant on the capabilities of our foreign vendors and more vulnerable to potentially adverse actions by foreign governments.

We have been increasing our offshore capabilities to provide flexibility in product offerings and pricing to meet competitive pressures. Our Casegoods Group is primarily an importer of products manufactured from a foreign source. In addition, our Upholstery Group purchases cut and sewn fabric and leather sets from foreign sourced vendors. Our sourcing partners may not be able to produce these goods in a timely fashion, or the quality of their product may be rejected by us, causing delays in shipping to our customers for Casegoods and manufacturing disruptions in our Upholstery plants due to not receiving rolled fabric, leather hides and fabric and leather cut and sewn sets. The majority of our cut and sewn leather sets are purchased from one supplier in China. In the third quarter of fiscal 2009, we began operations at our cutting and sewing center in Mexico. By the end of fiscal 2010, we expect 75% to 80% of our domestic cut and sewn sets will come from our Mexican facility. All of our cut and sewn sets will be supplied from Mexico and China after this move.

Governments in the foreign countries where we do business may change their laws, regulations and policies, including those related to tariffs and trade barriers, investments, taxation, and exchange controls. These countries may also experience periodic political, social and economic unrest, resulting in the disruption of supplies to our U.S. based facilities. All these items could make it more difficult to service our customers or cause disruptions in our plants that could reduce our sales, earnings, or both in the future.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers and could increase our costs, either of which could decrease our earnings.

We use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials in manufacturing furniture. Because we are dependent on outside suppliers for our raw material needs, fluctuations in the price, availability and quality of the raw materials we use could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Inability to meet our customers’ demands could result in the loss of future sales, and we may not always be able to pass along price increases to our customers due to competitive and marketing pressures. Since we have a higher concentration in upholstery sales (73%) than most of our competitors, the effects of steel, polyurethane foam and fabric price increases or quantity shortages are more significant for our business than for most other furniture companies. About 70% of our polyurethane foam comes from one supplier. A natural disaster that affects this supplier could result in delays in shipments of polyurethane foam to our plants. We have attempted to minimize this risk by requiring a minimum of 60 days worth of production to be stored at an off-site facility.

Specifically, the financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide these products to us in a timely manner. We have seen the number of domestic suppliers declining, and a majority of those suppliers that remain are experiencing financial difficulties. In addition, upholstered furniture is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices. This would lower our earnings as well as reduce our sales.

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

Although we have been working to reduce the number of these dealers, generally by acquiring their businesses, closing the operation or arranging for better capitalized operators to take over their territories, we are still consolidating three of them. Despite our efforts, we may not be able to eliminate the necessity to consolidate these dealers as quickly as we would like, and we may be required to consolidate additional dealers in the future if warranted by changes in their financial condition. In addition, we continue to increase our allowance for doubtful accounts due to the deteriorating financial condition of some of our customers resulting from the current state of the economy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We owned or leased approximately 11.3 million square feet of manufacturing, warehousing distribution centers, office, showroom, and retail facilities, and had approximately 2.4 million square feet of idle facilities at the end of fiscal 2009. Of the 11.3 million square feet occupied at the end of fiscal 2009, our Upholstery Group occupied approximately 5.6 million square feet, our Casegoods Group occupied approximately 2.9 million square feet, our Retail Group occupied approximately 1.8 million square feet and our corporate and other operations occupied the balance.

We sold several idle facilities during fiscal years 2009 and 2008, and we also sold a significant amount of equipment that had been idled in connection with our restructurings over the last few years. Our active facilities are located in Arkansas, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas,

Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington D.C., Toronto (Canada), Coahuila (Mexico) and Bangkok (Thailand). Most of them are less than 50 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. We own all of our domestic plants, some of which have been financed under long-term industrial revenue bonds, and we lease the majority of our retail stores, as well as our manufacturing facility in Mexico. For information on terms of operating leases for our properties, see Note 9 to our consolidated financial statements, which is included in Item 8 of this report.

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

Nothing was submitted for a vote by our shareholders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies.

Kurt L. Darrow, age 54

•	President and Chief Executive Officer since September 2003

Steven M. Kincaid, age 60

•	Senior Vice President of La-Z-Boy and President of Casegoods since November 2003
•	President, Kincaid Furniture Company, Incorporated since June 1983

Louis M. Riccio, Jr., age 46

•	Senior Vice President and Chief Financial Officer since July 2006
•	Treasurer from April 2007 through August 2007
•	Vice President and Corporate Controller from February 2002 through June 2006

Otis S. Sawyer, age 51

•	Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery since February 2008
•	President, England, Incorporated since February 2008
•	Senior Vice President Corporate Operations from May 2006 through February 2008
•	Vice President and Chief Information Officer from August 2004 through April 2006
•	Senior Vice President of Finance, England, Incorporated from December 2001 through August 2004

Mark S. Bacon, Sr., age 46

•	Chief Retail Officer since October 2008
•	Executive Vice President of Sales, Commercial and Operations of The Pep Boys - Manny, Moe & Jack from March 2004 through September 2007

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common shares during the fourth quarter of fiscal year 2009.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of fiscal year 2009.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 25, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise prices of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,426,530	(1)	$15.48	2,484,080	(2)
Equity compensation plans not approved by shareholders (Note 3)	4,130		$16.42	None

Note 1:  These options were issued under our 2004 Long-Term Equity Award Plan and our 1997 Incentive Stock Option Plan. No additional options can be awarded under the 1997 plan, but 632,605 are still outstanding under the 1997 plan.

Note 2:  This amount is the aggregate number of shares available for future issuance under our 2004 Long-Term Equity Award Plan, which has a stock option component, a restricted stock component and a performance award component, and our Restricted Stock Plan for Non-Employee Directors. The long-term equity award plan provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees. The non-employee directors’ plan provides for grants of 30-day options on our common shares. The total shown above consists of: (a) a maximum of 1,875,168 shares that may be issued under the long-term equity award plan under previously granted performance awards for the performance periods ending in April 2009, 2010 and 2011; (b) 608,912 shares that may be issued under awards granted in the future under the long-term equity award plan; and (c) 150,800 shares available for future issuance under the non-employee directors’ plan. This portion of the plan was discontinued in fiscal 2009.

Note 3:  This line of the table relates only to an option plan that we adopted without shareholder approval at the time we acquired LADD Furniture Inc. solely in order to replace options on LADD Furniture Inc. common shares with options on our common shares. No additional options or other awards may be made under that plan. Subsequent to April 25, 2009, the 4,130 options under this plan expired.

Performance Graph

The graph below shows the return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 30, 2004 in our common shares, in the S&P 500 Composite Index, Dow Jones U.S. Furnishings and in a peer group comprised of the following publicly traded furniture industry companies: Bassett Furniture, Chromcraft Revington, Inc., Ethan Allen Interiors, Flexsteel Industries, Furniture Brands International, Hooker Furniture Company, and Stanley Furniture. The stock performance of each company in the peer group has been weighted according to its relative stock market capitalization for purposes of arriving at group averages.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among La-Z-Boy Incorporated, The S&P 500 Index,
The Dow Jones US Furnishings Index And A Peer Group

Company/Index/Market	2004	2005	2006	2007	2008	2009
La-Z-Boy Incorporated	$100	$58.42	$78.02	$61.60	$35.10	$14.92
S&P 500 Composite Index	$100	$106.34	$122.73	$141.43	$134.82	$87.21
Dow Jones U.S. Furnishings	$100	$99.80	$111.69	$107.46	$74.41	$50.28
Peer Group	$100	$78.90	$100.86	$81.69	$67.03	$28.91

*$100 invested on 4/30/04 in stock or index, including reinvestment of dividends. Fiscal year ending April 30.

Dividend and Market Information

The New York Stock Exchange is the principal market in which our common stock is traded. The tables below show the high and low sale prices of our common stock on the New York Stock Exchange during each quarter of our last two fiscal years, as well as the dividends we paid during each quarter.

	Dividends Paid	Market Price
Fiscal 2009 Quarter End		High	Low	Close
July 26	$0.04	$7.93	$5.84	$7.60
October 25	$0.04	$11.76	$4.50	$4.61
January 24	$0.02	$5.78	$1.20	$1.21
April 25	$0.00	$2.23	$0.53	$2.17
	$0.10

	Dividends Paid	Market Price
Fiscal 2008 Quarter End		High	Low	Close
July 28	$0.12	$12.30	$10.29	$10.29
October 27	$0.12	$10.47	$6.94	$7.04
January 26	$0.12	$8.99	$5.46	$7.32
April 26	$0.04	$9.27	$6.91	$6.91
	$0.40

Our credit agreement would prohibit us from paying dividends if our “excess availability,” as defined in the credit agreement, falls below $30 million. As of April 25, 2009 we had $65.0 million of excess availability under the credit agreement. Refer to Note 8 of the consolidated financial statements in Item 8 for further discussion of our credit agreement. As a result of the continued recessionary economic climate and the uncertainity with respect to when the economy will improve, we made the decision in the fourth quarter of fiscal 2009 to suspend our quarterly dividend to shareholders in order to conserve cash and increase our financial flexibility. On a quarterly basis, we will continue to review our decision on whether or not to pay a dividend.

Shareholders

We had about 16,700 shareholders of record at June 12, 2009.

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

Consolidated Five-Year Summary of Financial Data

(Dollar amounts in thousands, except per share data) Fiscal Year Ended	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008	(52 weeks) 4/28/2007	(52 weeks) 4/29/2006	(53 weeks) 4/30/2005
Sales	$1,226,674	$1,450,941	$1,621,460	$1,699,806	$1,820,408
Cost of sales
Cost of goods sold	878,089	1,051,656	1,189,734	1,275,053	1,373,046
Restructuring	9,818	5,057	3,371	8,479	2,931
Total cost of sales	887,907	1,056,713	1,193,105	1,283,532	1,375,977
Gross profit	338,767	394,228	428,355	416,274	444,431
Selling, general and administrative	375,011	399,470	388,738	379,039	366,370
Restructuring	2,642	3,078	7,662	—	—
Write-down of long-lived assets	7,503	—	—	—	—
Write-down of intangibles	47,677	8,426	—	22,695	—
Operating income (loss)	(94,066)	(16,746)	31,955	14,540	78,061
Interest expense	5,581	13,899	10,206	11,540	10,442
Income from Continued Dumping and Subsidy Offset Act, net	8,124	7,147	3,430	—	—
Interest income	2,504	3,614	3,952	3,101	3,744
Other income (expense), net	(7,998)	5,393	727	(933)	(3,571)
Income (loss) from continuing operations before income taxes	(97,017)	(14,491)	29,858	5,168	67,792
Income tax expense (benefit)	24,330	(6,954)	10,090	10,758	25,363
Income (loss) from continuing operations	(121,347)	(7,537)	19,768	(5,590)	42,429
Income (loss) from discontinued operations (net of tax)	—	(6,000)	(15,629)	2,549	(7,338)
Extraordinary gains (net of tax)	—	—	—	—	2,094
Net income (loss)	$(121,347)	$(13,537)	$4,139	$(3,041)	$37,185
Diluted weighted average shares outstanding	51,460	51,408	51,606	51,801	52,138
Diluted income (loss) from continuing operations per share	$(2.36)	$(0.15)	$0.38	$(0.11)	$0.81
Diluted net income (loss) per share	$(2.36)	$(0.26)	$0.08	$(0.06)	$0.71
Dividends declared per share	$0.10	$0.40	$0.48	$0.44	$0.44
Book value on year-end shares outstanding	$5.94	$8.76	$9.45	$9.86	$10.10
Return on average shareholders’ equity*	(32.1)%	(1.6)%	4.0%	(1.1)%	8.1%
Gross profit as a percent of sales	27.6%	27.2%	26.4%	24.5%	24.4%
Operating profit (loss) as a percent of sales	(7.7)%	(1.2)%	2.0%	0.9%	4.3%
Effective tax rate*	(25.1)%	48.0%	33.8%	208.2%	37.4%
Return on sales*	(9.9)%	(0.5)%	1.2%	(0.3)%	2.3%
Depreciation and amortization	$23,479	$24,696	$27,204	$29,234	$28,329
Capital expenditures	$15,625	$27,386	$25,811	$27,991	$34,771
Property, plant and equipment, net	$150,234	$171,001	$183,218	$209,986	$210,565
Working capital	$221,752	$263,575	$314,046	$346,667	$409,641
Current ratio	2.8 to 1	2.6 to 1	2.4 to 1	2.5 to 1	2.8 to 1
Total assets	$552,545	$768,870	$878,691	$956,752	$1,026,357
Long-term debt	$52,148	$99,578	$113,172	$174,680	$213,549
Total debt	$60,872	$104,370	$151,248	$185,682	$226,309
Shareholders’ equity	$305,733	$450,596	$485,348	$510,345	$527,286
Ratio of total debt-to-equity	19.9%	23.2%	31.2%	36.4%	42.9%
Ratio of total debt-to-capital	16.6%	18.8%	23.8%	26.7%	30.0%
Shareholders	16,700	20,200	23,900	31,900	26,500
Employees	7,730	10,060	11,700	13,400	14,820

*	Based on income (loss) from continuing operations

Unaudited Quarterly Financial Information Fiscal 2009

(Dollar amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/26/2008	(13 weeks) 10/25/2008	(13 weeks) 1/24/2009	(13 weeks) 4/25/2009
Sales	$321,652	$331,948	$288,576	$284,498
Cost of sales
Cost of goods sold	235,115	242,681	207,356	192,937
Restructuring	5,795	2,236	1,664	123
Total cost of sales	240,910	244,917	209,020	193,060
Gross profit	80,742	87,031	79,556	91,438
Selling, general and administrative	91,837	101,942	94,092	87,140
Restructuring	781	687	741	433
Write-down of long-lived assets	—	—	7,036	467
Write-down of intangibles	1,292	408	45,977	—
Operating income (loss)	(13,168)	(16,006)	(68,290)	3,398
Interest expense	1,495	1,651	1,386	1,049
Income from Continued Dumping and Subsidy Offset Act, net	—	—	8,124	—
Interest income	932	630	323	619
Other income (expense), net	143	(685)	(7,433)	(23)
Pretax income (loss)	(13,588)	(17,712)	(68,662)	2,945
Income tax expense (benefit)	(5,044)	36,032	(4,280)	(2,378)
Net income (loss)	$(8,544)	$(53,744)	$(64,382)	$5,323
Diluted weighted average shares outstanding	51,428	51,458	51,475	52,035
Diluted net income (loss) per share	$(0.17)	$(1.04)	$(1.25)	$0.10

Unaudited Quarterly Financial Information Fiscal 2008

(Dollar amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/28/2007	(13 weeks) 10/27/2007	(13 weeks) 1/26/2008	(13 weeks) 4/26/2008
Sales	$344,396	$365,434	$373,081	$368,030
Cost of sales
Cost of goods sold	259,143	266,658	265,078	260,777
Restructuring	2,561	518	(632)	2,610
Total cost of sales	261,704	267,176	264,446	263,387
Gross profit	82,692	98,258	108,635	104,643
Selling, general and administrative	94,508	98,098	104,672	102,192
Restructuring	1,120	449	877	632
Write-down of intangibles	—	5,809	—	2,617
Operating income (loss)	(12,936)	(6,098)	3,086	(798)
Interest expense	2,097	2,120	2,148	7,534
Income from Continued Dumping and Subsidy Offset Act, net	—	—	7,147	—
Interest income	882	1,023	1,134	575
Other income, net	566	351	3,785	691
Income (loss) from continuing operations before income taxes	(13,585)	(6,844)	13,004	(7,066)
Income tax expense (benefit)	(5,043)	(3,192)	3,876	(2,595)
Income (loss) from continuing operations	(8,542)	(3,652)	9,128	(4,471)
Income (loss) from discontinued operations (net of tax)	(152)	(6,282)	384	50
Net income (loss)	$(8,694)	$(9,934)	$9,512	$(4,421)
Diluted weighted average shares outstanding	51,380	51,410	51,590	51,425
Diluted income (loss) from continuing operations per share	$(0.17)	$(0.07)	$0.18	$(0.09)
Diluted net income (loss) per share	$(0.17)	$(0.19)	$0.18	$(0.09)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction to La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2009. We then provide a discussion of our results of operations, liquidity and capital resources, critical accounting policies and other matters.

Introduction

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 68 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 68 stores are part of the larger network of La-Z-Boy Furniture Galleries® stores, which includes a total of 320 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish their homes.

In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the third quarter of fiscal 2009, we terminated our relationship with our Toronto VIE. However, four of the stores operated by the former dealer were assumed by another dealer in the Toronto market and one was closed. As a result this dealer became a VIE. Additionally, in the fourth quarter of fiscal 2009 it was determined that we were no longer the primary beneficiary of our Cleveland dealer, that was previously consolidated as a VIE, and therefore this dealer is no longer consolidated. This dealer was included in our Consolidated Statement of Operations for the first 11 months of fiscal 2009. At the end of fiscal 2009, we had three VIEs, operating 30 stores, in our Consolidated Statement of Operations. At the end of fiscal 2008, we had four VIEs, operating 34 stores, in our Consolidated Statement of Operations.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group. In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. Also included in the Upholstery Group are the operating units Bauhaus and England. This group primarily manufactures and sells upholstered furniture to furniture retailers and proprietary stores. We import cut and sewn fabric and leather kits that allow us to take full advantage of both the cost-saving opportunities presented in Asia and the speed to market advantages of a North American manufacturing base. The Upholstery Group sells furniture mainly to La-Z-Boy Furniture Galleries® stores, general dealers and department stores. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group. Our Casegoods Group today is primarily an importer, marketer and distributor of casegoods (wood) furniture. It also operated two manufacturing facilities in North Carolina in fiscal 2009. As previously mentioned these two facilities are being consolidated in fiscal 2010. The operating units in the Casegoods Group are American Drew/Lea, Hammary and Kincaid. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group. The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the East Coast of the United States and also including Southeastern Florida. The Retail Group sells mostly upholstered furniture to end consumers through the retail network.

The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

During the first quarter of fiscal 2008, we began rolling out a new proprietary distribution model referred to as ComfortStudios. ComfortStudios are defined spaces within a larger retailer that are dedicated to showcasing La-Z-Boy branded furniture. At the end of fiscal 2009, we had 466 ComfortStudios, of which some were new studios and the rest were conversions of former in-store galleries and general dealers. We expect to open approximately 30 more ComfortStudios during fiscal 2010. Kincaid, England and Lea also have in-store gallery programs.

Significant Operational Events in Fiscal 2009

All of our segments experienced a decline in sales during fiscal 2009 when compared with fiscal 2008. Towards the end of the fiscal 2009 second quarter, we realized significant declines in consumer demand brought on by a weak job market, declining home prices and tightening consumer credit which were factors in the failure of several prominent financial institutions. These events intensified concerns about credit and liquidity risks in the financial markets and had a major impact on the economy as a whole and our business in particular. The collapse of the credit markets, the related tightening of access to capital and the ensuing write-downs of troubled loans by financial institutions had a significant impact on the decline in consumer confidence and the discretionary spending on home furnishing purchases.

As a result of these events and the recessionary economic climate and its impact on the furniture industry, we made several changes to our business in order to align our operating structure with the current level of business. We have reduced employment by about 23% across all levels of the company since the year ended April 26, 2008, we reduced capital expenditures to $15.6 million from a plan of about $27 million, we suspended our bonus, profit sharing, company match portion of our 401(k) plan and our quarterly dividend to shareholders, and we reduced our exposure to the tightening financial markets by withdrawing credit support from certain independent dealers. We reduced inventories by 21% or $38.2 million compared to fiscal 2008 and reduced debt by $43.5 million in fiscal 2009. In addition, we plan to continue focusing on reducing our overall operating expenses and keeping our inventories in alignment with today’s volumes. We believe the reduction in employment alone will result in savings of $25 million to $30 million annually. We are continuing to focus on cash flow and liquidity to ensure that our balance sheet remains strong enough to withstand any further changes or declines in the economic climate.

During the fourth quarter of fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. We began start up production at our Mexican facility in January 2009. As of the end of fiscal 2009, about 272 employees completed training and about 144 employees were in training at our Mexican facility. At the end of fiscal 2009, approximately 8% of our domestic cutting and sewing operations were coming from our Mexican facility. The cut and sewn sets that we receive from our domestic cutting and sewing operations represent approximately half of our total cut and sewn sets. The remainder of our cut and sewn sets come from our China suppliers. By the end of fiscal 2010 we expect 75% to 80% of our domestic cutting and sewing operations to be shifted to our Mexican facility, with the remainder in fiscal 2011. In connection with these activities, we have incurred $10.3 million in charges since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $2 to $3 million. As a result of these moves, we expect to realize in excess of $25.0 million in annual cost savings, with the full benefit beginning in fiscal 2011.

During fiscal 2009 we committed to restructuring plans relating to the closure of our La-Z-Boy U.K. subsidiary, the closure of our plant in Sherman, Mississippi related to our Bauhaus operations, reduction in our company-wide employment to be more in line with today’s sales volume and the consolidation of our casegoods manufacturing plants in North Carolina. In connection with these plans, we recorded $3.7 million in restructuring charges in fiscal 2009, covering the write-down of inventory and fixed assets and severance and benefits. Additionally, as a result of these plans, we recorded a non-cash impairment charge of $1.3 million which represented the entire goodwill amount of our La-Z-Boy U.K. subsidiary.

During the fiscal 2009 year, our stock price declined approximately 69%, bringing our market capitalization significantly below our company’s book value. As a result, we had to analyze the overall valuation of the company, our fixed assets and our intangible assets. Although we tested the valuation of our Retail segment’s goodwill during the second quarter, the major decline in the stock market and the freezing of money in the capital markets resulted in an increase in our weighted average cost of capital from 11% at the end of the second quarter of fiscal 2009 to 16% at the end of the third quarter of fiscal 2009. This increase in the weighted average cost of capital had the effect of reducing our fair value estimates and resulted in significant write-downs in our intangible assets. We recorded a non-cash impairment charge of $40.4 million relating to the goodwill in our Retail and Upholstery segments and a non-cash impairment charge of $5.5 million relating to the trade names of operating units in our Casegoods segment in the third quarter of fiscal 2009. We evaluated the recoverability of our long-lived assets of our asset groups. Due to our operating losses and a deterioration of economic conditions, which reduced our estimated future cash flows for certain asset groups, in fiscal 2009 we recognized a $7.5 million non-cash impairment charge relating to the long-lived assets of our Retail Group.

As a result of our fiscal 2009 losses, the impact of the restructuring actions we have taken over the past two years, the significant decline in current and projected demand for consumer domestic furniture purchases and resulting uncertainty in the economic climate, we reassessed the likelihood that we will be able to realize the benefit of our deferred tax assets. As a result, we recorded a valuation allowance of $38.2 million against our deferred taxes assets in the second quarter of fiscal 2009. As of the end of fiscal 2009, our total valuation allowance was $64.7 million.

Results of Operations
Analysis of Operations: Year Ended April 25, 2009
(Fiscal 2009 compared with 2008)

(Amounts in thousands, except per share amounts and percentages)	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008	Percent change
Upholstery sales	$899,204	$1,084,418	(17.1)%
Casegoods sales	178,000	213,896	(16.8)%
Retail sales	160,838	190,180	(15.4)%
Other/eliminations	(11,368)	(37,553)	69.7%
Consolidated sales	$1,226,674	$1,450,941	(15.5)%
Consolidated gross profit	338,767	394,228	(14.1)%
Consolidated gross margin	27.6%	27.2%
Consolidated S,G&A	375,011	399,470	(6.1)%
S,G&A as a percent of sales	30.6%	27.5%
Upholstery operating income	35,410	70,332	(49.7)%
Casegoods operating income	554	10,151	(94.5)%
Retail operating loss	(34,841)	(40,265)	13.5%
Corporate and other	(27,549)	(40,403)	31.8%
Restructuring	(12,460)	(8,135)	(53.2)%
Write-down of long-lived assets	(7,503)	—	N/A
Write-down of intangible assets	(47,677)	(8,426)	(465.8)%
Consolidated operating loss	$(94,066)	$(16,746)	(461.7)%
Upholstery operating margin	3.9%	6.5%
Casegoods operating margin	0.3%	4.7%
Retail operating margin	(21.7)%	(21.2)%
Consolidated operating margin	(7.7)%	(1.2)%
Loss from continuing operations	$(121,347)	$(7,537)
Diluted loss per share from continuing operations	$(2.36)	$(0.15)

Sales

Consolidated sales were down 15.5% when compared with fiscal 2008 due in large part to the challenging economic conditions including the weak retail environment, record low consumer confidence, an uncertain housing market and a deteriorating credit environment.

Upholstery Group sales were down 17.1% compared with fiscal 2008. Sales price increases resulted in a 2.8% increase in sales; however this was offset by a decrease in sales volume due to the challenging economic conditions. Additionally, the change in reporting of the Retail distribution centers to the Upholstery Group affected the timing of inter-company sales resulting in a reduction in inter-company sales for the Upholstery Group of $12.1 million when compared to the prior year. The decline in sales volume was partially offset by a change in contractual relationships with our third party carriers, which resulted in revenue recognition at shipping point. As reported in our Form 10-K for the fiscal year ended April 26, 2008, revenue for our largest upholstery operation had previously been recognized upon delivery.

Our Casegoods Group sales decreased 16.8% compared with fiscal 2008. The decrease in sales volume occurred across all of our Casegoods operating units due to weak consumer demand and the challenging economic conditions.

Retail Group sales decreased 15.4% when compared with fiscal 2008. The decrease in sales was related to the challenging economic conditions, which had an extremely negative effect on the home furnishings market.

Included in Other/eliminations are the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group. The majority of the change in Other/eliminations was attributable to a $23.6 million decrease in intercompany sales eliminations for fiscal 2009, when compared to fiscal 2008. Due to the previously mentioned change in reporting of the Retail distribution centers, this elimination was adjusted by $12.1 million during fiscal 2009, which decreased the eliminations for the fiscal year. Sales of our VIEs decreased $1.1 million in fiscal 2009 when compared to fiscal 2008.

Gross Margin

Gross margin increased 0.4 percentage points during fiscal 2009 in comparison to fiscal 2008. The major components affecting gross margin in fiscal 2009 compared to fiscal 2008 were selling price increases, raw material costs and restructuring costs. Gross margin was positively impacted by selling price increases, net of discounts, which increased our gross margin by 2.4 percentage points. Raw material cost increases had a 1.8 percentage point negative impact on gross margin. Additionally, restructuring costs negatively impacted gross margin by 0.5 percentage points.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased $24.5 million or 6.1% when compared with the prior year. S,G&A as a percent of sales increased 3.1% percentage points in fiscal 2009 compared with fiscal 2008. During fiscal 2009, the Florida, Michigan, and West Coast markets were impacted to a greater extent by the weak retail environment and declining housing market than other parts of the country. The La-Z-Boy Furniture Galleries® store network includes 4 stores in Michigan, 24 stores in Florida, 37 stores in California, 9 stores in Oregon, 6 stores in Washington and 4 stores in Nevada. Accordingly, we revised our estimates of amounts expected to be collected on past due accounts and increased our allowance for bad debts, net of write offs, by $12.0 million when compared with fiscal 2008. Our reserve balance against accounts and notes receivable as of April 25, 2009 was $32.7 million, compared to $20.7 million at April 26, 2008.

This increase was offset by a $9.0 million decrease in advertising in our Retail and Wholesale segments during fiscal 2009 as compared to fiscal 2008 due to our attempt to keep our advertising expenditures in line with our volume, as well as reducing production costs of new advertisements. Advertising expense was 4.4% of sales in fiscal 2009 and fiscal 2008.

Additionally, we realized gains on property sales of $2.8 million compared to $0.3 million of losses on property sales in fiscal 2008. The remainder of the decrease in selling, general and administrative expenses was a result of our overall reduction in operating expenses to be more in alignment with today’s volumes.

Restructuring

Restructuring costs (including those in total cost of sales) totaled $12.5 million for fiscal 2009 as compared with $8.1 million in fiscal 2008. The restructuring costs in fiscal 2009 related to the closure of our Tremonton, Utah facility, the closure of our Sherman, Mississippi facility, the restructuring of our La-Z-Boy U.K. subsidiary, the consolidation of our North Carolina casegoods manufacturing plants, the restructuring of our company-wide employment and the ongoing costs for the closure of retail facilities. These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and North Carolina plant consolidation and the ongoing lease cost for our closed retail facilities. The restructuring costs in fiscal 2008 related to the closure of several manufacturing facilities, the consolidation of retail warehouses and the closure of underperforming retail stores. The expense relating to the closure of several manufacturing facilities was partially offset by a gain on the sale of a property held for sale relating to a previous restructuring. Of the $12.5 million in fiscal 2009 restructuring costs, $9.8 million were classified in total cost of sales. The remaining fiscal 2009 restructuring costs of $2.7 million were classified as an operating expense line item below S,G&A. Of the $8.1 million in fiscal 2008 restructuring costs, $5.0 million were classified in total cost of sales. The remaining fiscal 2008 restructuring costs of $3.1 million were classified as an operating expense line item below S,G&A. The restructuring costs in S,G&A for fiscal 2009 and 2008 related to the consolidation of retail warehouses, closure of underperforming retail stores, severance and benefits related to the restructuring of our company-wide employment and some expenses associated with the closing of our La-Z-Boy U.K. subsidiary.

Operating Margin

Our consolidated operating margin was (7.7)% for fiscal 2009 and included 1.0 percentage points of restructuring charges, 3.9 percentage points for the write-down of intangibles and 0.6 percentage points for the long-lived asset write-down. Operating margin for fiscal 2008 was (1.2)% and included 0.6 percentage points of restructuring charges and 0.6 percentage points for a write-down of intangibles. With the significant decline in sales as compared to fiscal 2008, coupled with the write-downs of intangibles and long-lived assets, we were unable to reduce our fixed S,G&A expenses to maintain our operating margin.

The Upholstery Group operating margin decreased 2.6 percentage points to 3.9% for fiscal 2009 when compared with the prior year. With a $185.2 million decrease in sales volume and a $14.8 million increase in bad debt expense, we were unable to maintain our operating margin. Additionally, our upholstery operating margin was negatively impacted due to increased costs associated with steel, polyurethane foam, plywood, fabric and leather. Additionally, in the third quarter of fiscal 2009, the Upholstery Group operating income was reduced by $3.3 million for the inter-company profit resulting from the previously mentioned change in reporting of the retail warehouse operations. Selling price increases positively impacted the Upholstery Group operating margin, however the significant decrease in volume more than offset the benefit received from increasing our sales prices. In addition, the upholstery operating income benefited from the change in third party freight carrier contracts as noted previously in our sales discussion.

Our Casegoods Group operating margin decreased 4.4 percentage points during fiscal 2009 versus fiscal 2008. With a 16.8% decrease in sales volume, we were unable to reduce our costs enough to maintain our operating margin.

Our Retail Group operating margin decreased by 0.5 percentage points during fiscal 2009 when compared with the prior year. The decrease primarily resulted from the fixed occupancy costs of our Retail operations coupled with the decline in sales, partially offset by selling price increases, reduced advertising expense and reduced warehousing costs.

Corporate and Other operating loss decreased $12.9 million during fiscal 2009 when compared with fiscal 2008. Our VIEs’ losses for fiscal 2009 were $0.8 million less than fiscal 2008 and realized gains on property sales for fiscal 2009 were $2.8 million as compared to a $0.3 million loss in fiscal 2008. Additionally, during the first six months of fiscal 2008, we continued a retail test market program which increased our fiscal 2008 expenses by $2.4 million. This program was not repeated in fiscal 2009. The remaining decrease was a result of our overall reduction in selling, general and administrative expenses, in particular professional fees, which decreased $3.0 million during fiscal 2009 compared to fiscal 2008.

Long-lived Asset Write-down

During fiscal 2009, we evaluated the recoverability of our long-lived assets of our asset groups. Due to our operating losses and a deterioration of economic conditions which reduced our estimated future cash flows for certain asset groups, we recognized a $7.0 million non-cash impairment charge relating to the long-lived assets of our Retail Group. In addition, during fiscal 2009 we recorded a non-cash impairment charge of $0.5 million relating to two of our retail properties that are currently being held for sale.

Write-down of Intangibles

During the third quarter of fiscal 2009, we evaluated the goodwill of our Upholstery and Retail operating segments and the trade names of our Casegoods segment. Due to the steep decline in our stock price and its negative impact on our market capitalization, we recognized a $40.4 million non-cash impairment charge relating to the goodwill in our Retail and Upholstery segments and a $5.5 million non-cash impairment charge relating to the trade names in our Casegoods segment during the third quarter of fiscal 2009.

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

In addition to the above mentioned evaluations of our goodwill and trade names, we performed our annual fourth quarter testing of our remaining trade names and found no additional impairments. Our assumptions did not materially change from the third quarter of fiscal 2009.

Income from Continued Dumping and Subsidy Offset Act

We received $8.1 million and $7.1 million in payments and funds related to the anti-dumping order on wooden bedroom furniture from China, during fiscal 2009 and fiscal 2008, respectively, for duties collected on imports entered into the United States before September 30, 2007. The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.

Interest Expense

Interest expense decreased $8.3 million for fiscal 2009 compared to fiscal 2008. Interest expense for fiscal 2008 included a $6.0 million make-whole premium paid to our private placement note-holders when we settled the notes with the proceeds from our credit facility obtained in the fourth quarter of fiscal 2008. Additionally, interest expense decreased in fiscal 2009 due to a $37.4 million decrease in our average debt and a 0.7 percentage point decrease in our weighted average interest rate. Interest expense is expected to be less in fiscal 2010 compared to fiscal 2009 as we continue to decrease our overall debt and interest rates are expected to stay at historically low levels.

Income Taxes

Our effective tax rate was (25.1)% in fiscal 2009 compared to 48.0% in fiscal 2008. During fiscal 2009 we recorded a substantial valuation reserve against the majority of our federal, state, and foreign deferred tax assets, which reduced our tax rate by 47.5 percentage points. In addition during the fiscal year ended

April 25, 2009, the tax rate was reduced by 10.6 percentage points by the impairment of goodwill recorded during the year. During fiscal 2008 we realized a benefit from the prior years’ losses of our European joint venture. In addition the tax rate was significantly affected by the foreign tax rate differential primarily related to the dividend from our operating unit in the United Kingdom. The rate for fiscal 2008 also was unfavorably impacted due to the decrease in the cash surrender value of company owned life insurance policies, which resulted in an expense under accounting rules but no deductions for income tax purposes.

Other Income/(Expense)

Other income (expense), net, was $8.0 million of expense during fiscal 2009, compared to $5.4 million of income during fiscal 2008. The majority of the decrease was due to a gain on sale of investments in fiscal 2008 of $3.8 million compared to a recognized loss of $5.3 million in fiscal 2009. Of the $5.3 million loss, $5.1 million was the result of an impairment we recognized in the third quarter of fiscal 2009. We sold several investments in fiscal 2008 at a gain in order to utilize capital loss carry-forwards. In fiscal 2009 we recognized a loss on our investments due to our intent to sell those investments in the near term and the losses being considered other-than-temporary.

Discontinued Operations

We had no discontinued operations during fiscal 2009. During fiscal 2008, our discontinued operations recognized a loss of $6.0 million after-tax. During the second quarter of fiscal 2008, we completed the sale of our Clayton Marcus operating unit and we completed the sale of our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated, resulting in a loss of about $5.8 million or $3.6 million after-tax. Of this loss, about $3.4 million pre-tax related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million, resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes). We also recorded an additional loss of $3.0 million to adjust the inventory to fair value due to the liquidation of the remaining inventory at discounted prices.

Results of Operations
Analysis of Operations: Year Ended April 26, 2008
(Fiscal 2008 compared with 2007)

(Amounts in thousands, except per share amounts and percentages)	(52 weeks) 4/26/2008	(52 weeks) 4/28/2007	Percent change
Upholstery sales	$1,084,418	$1,198,378	(9.5)%
Casegoods sales	213,896	262,721	(18.6)%
Retail sales	190,180	220,319	(13.7)%
Other/eliminations	(37,553)	(59,958)	37.4%
Consolidated sales	$1,450,941	$1,621,460	(10.5)%
Consolidated gross profit	394,228	428,355	(8.0)%
Consolidated gross margin	27.2%	26.4%
Consolidated S,G&A	399,470	388,738	2.8%
S,G&A as a percent of sales	27.5%	24.0%
Upholstery operating income	70,332	78,724	(10.7)%
Casegoods operating income	10,151	20,289	(50.0)%
Retail operating loss	(40,265)	(31,161)	(29.2)%
Corporate and other	(40,403)	(24,864)	(62.5)%
Restructuring	(8,135)	(11,033)	26.3%
Write-down of intangible assets	(8,426)	—	N/A
Consolidated operating income (loss)	$(16,746)	$31,955	(152.4)%
Upholstery operating margin	6.5%	6.6%
Casegoods operating margin	4.7%	7.7%
Retail operating margin	(21.2)%	(14.1)%
Consolidated operating margin	(1.2)%	2.0%
Income (loss) from continuing operations	$(7,537)	$19,768	(138.1)%
Diluted income (loss) per share from continuing operations	$(0.15)	$0.38	(139.5)%

Sales

Consolidated sales were down 10.5% for fiscal 2008 when compared to fiscal 2007 due in large part to a weak retail environment attributable to weak consumer demand.

Upholstery Group sales were down 9.5% for fiscal 2008 when compared to fiscal 2007. Sales price increases resulted in a 2.1% increase in sales; however this was offset by a decrease in sales volume due to the overall weak consumer demand, which we associated with the significant decline in consumer confidence and the uncertainty in the housing market.

Our Casegoods Group sales decreased 18.6% for fiscal 2008 when compared to fiscal 2007. Sales price increases resulted in a 1.1% increase in sales; however, this was offset by a decrease in sales volume which occurred across all of our Casegoods operating units due to weak consumer demand. In addition to weak demand, our sales also were impacted by the increase in liquidation sales of distressed furniture of other companies, which flooded the market with deeply discounted product.

Retail Group sales decreased 13.7% for fiscal 2008 when compared to fiscal 2007. During the second half of fiscal 2008, we exited the Pittsburgh, Pennsylvania and Rochester, New York markets which resulted in a 6.9% decline in sales in fiscal 2008 when compared to fiscal 2007. The remaining decrease in sales was related to the negative effect that housing sales declines had on the home furnishings market and the weak consumer demand.

Included in Other/eliminations are the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group. The majority of the change in Other/eliminations was attributable to a $3.4 million decrease in intercompany sales eliminations. The reduction of inter-company sales eliminations was a result of a decrease in same store sales to company-owned stores due to the weak consumer demand. Sales of our VIEs increased in fiscal 2008 when compared to fiscal 2007 as result of having five additional stores in fiscal 2008 compared to fiscal 2007.

Gross Margin

Gross margin increased during fiscal 2008 in comparison to fiscal 2007. Over the preceding several years we closed several manufacturing plants and converted our remaining plants to a cellular manufacturing process. These changes increased our gross margin in fiscal 2008. In addition to these changes, sales price increases increased our gross margin by 1.8 percentage points. In the fall of 2007, we began a joint national advertising campaign with our La-Z-Boy Furniture Galleries® stores where costs were shared between our company-owned and dealer-owned stores. In fiscal 2008 the reimbursed advertising from our dealers that was included in sales increased our gross margin by 0.3 percentage points. Restructuring related expense increased during fiscal 2008 when compared to fiscal 2007, which reduced gross margin by 0.1 percentage points. The increased restructuring charges were primarily related to the Tremonton, Utah plant closure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) increased $10.7 million or 2.8% during fiscal 2008 when compared with fiscal 2007. S,G&A also increased as a percent of sales in fiscal 2008 compared with fiscal 2007. During fiscal 2007, we recorded $14.4 million in gains from the sale of several properties whereas in fiscal 2008 we recorded a loss of $0.3 million related to several property sales. During fiscal 2008, expense for bad debts increased by about $4.1 million when compared with fiscal 2007 due to the overall weakness in the retail environment and an increase in our past due accounts. In fiscal 2007, we reduced our warranty reserve by $3.9 million due to a trend of lower warranty costs incurred beyond one year after the sale of the product. Our trends showed that a majority of our claims were from product sold in the past twelve months thus reducing our liability, along with estimated amounts required for currently known warranty issues. This adjustment was not duplicated in fiscal 2008. Advertising costs increased compared to fiscal 2007 by approximately $3.0 million due to our national advertising campaign which began in the fall of 2007. This campaign was a shared advertising program with our La-Z-Boy Furniture Galleries® stores. Independent dealers reimburse us for about 33% of the cost of the program. Because of this shared cost arrangement, the increase in advertising expense was reported as a component of SG&A and was partially offset by the reimbursement of the dealers’ portion of the cost which was reported as a component of sales.

Restructuring

Restructuring costs (including those in total cost of sales) totaled $8.1 million for fiscal 2008 as compared with $11.0 million in fiscal 2007. The restructuring costs in fiscal 2008 related to our closure of several manufacturing facilities, consolidation of retail warehouses and closure of underperforming retail stores. These costs were comprised mainly of fixed asset impairments and lease terminations, severance and other restructuring costs. Of the $8.1 million and $11.0 million in restructuring costs during fiscal 2008 and 2007, respectively, $5.0 million and $3.4 million were classified in total cost of sales. The remaining restructuring costs of $3.1 million and $7.6 million were classified as an operating expense line item below S,G&A related to Retail operations. The restructuring costs in S,G&A for fiscal 2008 and 2007 related to the consolidation of retail warehouses and the closure of underperforming retail stores.

Operating Margin

Our consolidated operating margin was (1.2)% for fiscal 2008 and included 0.6 percentage points of restructuring charges and an additional 0.6 percentage points for a write-down of intangibles related to one of our VIEs. Operating margin for fiscal 2007 was 2.0% and included 0.7 percentage points of restructuring charges and 0.9 percentage points of income related to gains on property sales. While we increased our gross margin as a percent of sales as compared to fiscal 2007, our S,G&A expenses increased both in dollars and as a percent of net sales. With the significant decline in sales as compared to fiscal 2007, we were unable to absorb the fixed S,G&A expenses to maintain our operating margin in fiscal 2008.

The Upholstery Group operating margin was flat for fiscal 2008 when compared with the prior year. Selling price increases accounted for a 2.1 percentage point increase in our operating margin over fiscal 2007, however the significant decrease in volume more than offset the benefit received from increasing our sales price. Provision for doubtful accounts increases in fiscal 2008 accounted for a 0.4 percentage point decrease when compared with fiscal 2007 due to the overall depressed economic climate. Increases in advertising expense during fiscal 2008 accounted for a 0.4 percentage point decrease due to the previously discussed national advertising campaign.

Our Casegoods Group operating margin decreased 3.0 percentage points during fiscal 2008 versus fiscal 2007. The changes that were made in the overhead structure as a result of transitioning to a primarily import business model from a manufacturing based business model reduced the effect that the significant volume reduction had on margins; however, with the 18.6% decline in sales volume, we were unable to offset our fixed costs.

Our Retail Group operating margin decreased by 7.1 percentage points during fiscal 2008 in comparison to fiscal 2007. Our occupancy costs increased 6.4 percentage points during fiscal 2008 as we continued to convert, relocate and build new stores in our retail markets, but the significant decline in our net sales significantly impacted our operating margins as we were not able to absorb these higher fixed costs. In addition, we completed the consolidation of our warehouses and computer systems during fiscal 2008, which further affected our margins as we absorbed duplicate costs, start-up costs and additional discounting of product as we consolidated warehouses.

Corporate and Other operating loss increased $15.5 million during fiscal 2008 when compared with fiscal 2007. Gains recognized in S,G&A in fiscal 2007 on long-lived assets that we sold were $14.4 million higher than in fiscal 2008. Additionally, during the first half of fiscal 2008, we concluded an overall retail test marketing program which increased our expenses by $1.9 million. In contrast, our VIEs’ operating losses for fiscal 2008 were $0.6 million less than fiscal 2007, which related in part to a $2.6 million legal settlement. This favorable settlement was offset by lower operating results.

Write-down of Intangibles

After our acquisition of the South Florida retail market during the first quarter of fiscal 2007, the housing market in that area experienced significant decline; therefore, at the end of the second quarter of fiscal 2008 we re-evaluated our goodwill in the South Florida market. As a result of the significant change in our expected future cash flows for this business, we recorded an impairment charge of $5.8 million, $3.7 million net of tax in the second quarter of fiscal 2008, which represented the entire goodwill amount related to the South Florida market.

In the fourth quarter of fiscal 2008, we completed our annual testing of goodwill and trade names and as a result of this test we recorded an additional impairment charge of $2.6 million ($1.9 million net of tax), which represented a portion of the goodwill related to one of our VIEs due to a decline in expected future cash flows.

Income from Continued Dumping and Subsidy Offset Act

We recorded $7.1 million and $3.4 million as Income from Continued Dumping and Subsidy Offset Act, net of legal expenses, during fiscal 2008 and fiscal 2007, respectively, from the receipt of funds under the CDSOA in connection with the case involving wooden bedroom furniture from China.

Interest Expense

Interest expense for fiscal 2008 was significantly more than fiscal 2007 due primarily to a $6.0 million make-whole premium paid to our private placement note-holders when we settled the notes with the proceeds from our new credit facility.

Income Taxes

Our effective tax rate for continuing operations was 48.0% in fiscal 2008 compared with 33.8% in fiscal 2007. During fiscal 2008 we realized a benefit from the prior years’ losses of our European joint venture. In addition during fiscal 2008 the tax rate was significantly affected by the foreign tax rate differential, which was primarily related to the dividend from our operating unit in the United Kingdom.

The rate for fiscal 2008 was also unfavorably impacted by a decrease in the cash surrender value of company owned life insurance policies, which resulted in an expense under accounting rules but no deductions for income tax purposes.

Other Income/(Expense)

Other income (expense), net, increased during fiscal 2008 by $4.7 million when compared with fiscal 2007. During the third quarter of fiscal 2008 we sold several investments resulting in a $3.8 million gain in order to utilize the capital loss carry-forwards we had available at that time.

Discontinued Operations

During fiscal 2008, we recognized a loss from discontinued operations of $6.0 million after tax. We completed the sale of our Clayton Marcus operating unit and our Pennsylvania House trade name. The stock of Clayton Marcus was sold to Rowe Fine Furniture, Incorporated and resulted in a loss of about $5.8 million ($3.6 million net of taxes), of which about $3.4 million related to the intangible assets of Clayton Marcus. The Pennsylvania House trade name was sold to Universal Furniture for $1.7 million resulting in a pre-tax charge of about $0.6 million ($0.4 million net of taxes). We liquidated the remaining Pennsylvania House inventory and as a result recorded an additional loss of $3.0 million.

Liquidity and Capital Resources

Our total assets at the end of fiscal 2009 decreased $216.3 million compared with the end of fiscal 2008. The majority of this decrease was attributed to an increase in the deferred tax valuation allowance, the write-down of intangibles, and the write-down of long-lived assets, along with decreases in inventory and accounts receivable associated with our sales volume.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. These sources have been adequate for day-to-day operations and capital expenditures. We had cash and cash equivalents of $17.4 million at the end of fiscal 2009, compared to $14.5 million at the end of fiscal 2008. Subsequent to April 25, 2009, restricted cash of about $18.0 million became available to be used for operations due to a change in our captive insurance company.

Further deterioration of market conditions could reduce our sales volume further and have a negative impact on our results of operations, cash flows and financial position including, but not limited to, significant operating losses. Continued disruption in the capital markets could continue to adversely affect the cost and availability of funding. With the failure of some large financial institutions, other lenders have reduced or discontinued lending to borrowers. However, our lenders have not indicated to us that they would stop providing funding or not honor their obligations in our credit agreement.

Under our credit agreement we have certain covenants and restrictions, including a fixed charge coverage ratio which would become effective if excess availability fell below $30.0 million. Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit agreement. We do not expect to fall below the required excess availability thresholds in the next twelve months. As of April 25, 2009 we had $35.0 million outstanding on our credit facility and $65.0 million of excess availability, compared to $75.0 million outstanding and $74.9 million of excess availability as of April 26, 2008. If our excess availability would have been below $30.0 million at April 25, 2009, we would not have been able to meet our 1.05 to 1.00 fixed charge coverage ratio.

Our borrowing capacity is based on eligible trade accounts receivables and inventory of the company. Since our accounts receivable decreased at about the same level as our debt, the capacity to borrow on the line remained somewhat flat during the fiscal year. While our accounts receivable declined during fiscal 2009, the majority of the decrease was the result of additional reserves recorded during fiscal 2009 on receivables which were not included in our eligible accounts receivable; therefore the additional reserves had virtually no impact on our availability. However, continued further deterioration of the overall economic conditions could impact the credit worthiness of our customers and could have a negative impact our availability.

In the fourth quarter of fiscal 2009 we made the decision to suspend our quarterly dividend because of the deteriorating economic conditions. At that time we found it more prudent to conserve cash and redirect those funds back into the company.

Capital expenditures for fiscal 2009 were $15.6 million compared with $27.4 million during fiscal 2008. In fiscal 2008, we exercised a $5.2 million option to purchase property, which we subsequently sold and leased back. There are no material purchase commitments for capital expenditures, which are expected to be in the range of $12.0 million to $14.0 million in fiscal 2010. We expect restructuring costs from our plan to consolidate the cutting and sewing operations in Mexico, our plan to consolidate our North Carolina casegoods manufacturing plants and the corporate initiatives announced in the third quarter of fiscal 2009 to impact cash by $5.5 million during fiscal 2010 and $1.2 million in fiscal 2011.

We believe that we will continue to have adequate liquidity to meet our business needs. We expect to pay our fiscal 2010 contractual obligations of $56.0 million using cash flow from operations, our $17.4 million of cash on hand as of April 25, 2009, our $18.0 million of restricted cash that became available subsequent to the balance sheet date and the approximately $35.0 million of availability under our credit facility. We plan to continue to manage our liquidity in fiscal 2010 by aggressively reducing our operating expenses based on sales volumes, limiting capital expenditures to those necessary to improve productivity, and managing inventory levels based on sales trends.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For) (Amounts in thousands)	Year Ended
	04/25/2009	04/26/2008
Operating activities
Net loss	$(121,347)	$(13,537)
Non-cash add backs and changes in deferred taxes	151,675	46,027
Restructuring	12,460	8,135
Working capital and other	8,900	8,614
Cash provided by operating activities	51,688	49,239
Investing activities
Capital expenditures	(15,625)	(27,386)
Proceeds from sale of assets, net of purchases of investments	32,405	13,948
Change in restricted cash	(18,207)	160
Other investing activities	(581)	(705)
Cash used for investing activities	(2,008)	(13,983)
Financing activities
Net decrease in debt	(41,345)	(50,929)
Other financing activities, mainly dividends	(5,177)	(21,015)
Cash used for financing activities	(46,522)	(71,944)
Exchange rate changes	(901)	109
Net increase (decrease) in cash and equivalents	$2,257	$(36,579)

Operating Activities

For fiscal 2009, net cash provided by operating activities was $51.7 million, compared with $49.2 million for fiscal 2008. The increase in fiscal 2009 cash provided by operating activities was due primarily by an overall reduction in net working capital. The cash provided by operating activities in fiscal 2009 was generated primarily through collections of accounts receivable, reduction in inventory and the $8.1 million in anti-dumping duties received on bedroom furniture imported from China.

Investing Activities

During fiscal 2009, net cash used by investing activities was $2.0 million compared to $14.0 million during fiscal 2008. In fiscal 2009, $9.1 million in proceeds were received from the sale of several properties, offset by $15.6 million of capital expenditures. Additionally, $34.7 million in proceeds from the sale of investments were received, offset by investment purchases of $11.3 million in fiscal 2009. The majority of the $34.7 million in proceeds from the sale of investments was the result of our decision to liquidate the investments of our captive insurance company. The decision to liquidate the investments of our captive insurance company resulted in $18.2 million change in our restricted cash. In fiscal 2008, $6.4 million in proceeds was generated by a sale-leaseback transaction we entered into with a third party. Also, during fiscal 2008, $4.2 million of proceeds were received for the sale of our Clayton Marcus operating unit and Pennsylvania House trade name. These proceeds were offset by capital expenditures of $27.4 million in fiscal 2008.

Financing Activities

Our financing activities included borrowings and payments on our debt facilities and dividend payments. We used $46.5 million of cash for financing activities in fiscal 2009 compared with $71.9 million of cash used for financing activities during fiscal 2008. In fiscal 2009 we had a $41.3 million net pay down of debt, compared to a $50.9 million net pay down of debt in fiscal 2008. Our decrease in cash used for financing activities is primarily a result of the reduction of dividends paid in fiscal 2009 compared to fiscal 2008.

The following table summarizes our contractual obligations of the types specified:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$60,297	$8,359	$5,486	$38,106	$8,346
Capital lease obligations	575	365	210	—	—
Operating lease obligations	361,341	44,644	79,460	65,196	172,041
Interest obligations	8,276	2,484	4,227	1,535	30
Other long-term liabilities not reflected on our balance sheet	105	105	—	—	—
Total contractual obligations	$430,594	$55,957	$89,383	$104,837	$180,417

In the first quarter of fiscal 2008 we adopted FIN 48, and as a consequence the balance sheet at the end of the fiscal year reflected a $2.9 million liability for uncertain income tax positions. We expect that a portion of this liability will be settled within the next 12 months. The amount expected to be resolved within the next 12 months is comprised of gross unrecognized tax benefits of $0.5 million and interest of $0.2 million, net of deferred taxes of $0.2 million and penalties of $0.1 million. The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.

Our debt-to-capitalization ratio was 16.6% at April 25, 2009, 18.8% at April 26, 2008, and 23.8% at April 28, 2007.

Our Board of Directors has authorized the repurchase of company stock. As of April 25, 2009, 5.4 million additional shares could be purchased pursuant to this authorization. No shares were repurchased during fiscal 2009.

We have guaranteed various leases and notes of dealers with proprietary stores. The total amount of these guarantees is $3.1 million as of April 25, 2009, compared to $13.4 million as of April 26, 2008. Of the $3.1 million as of April 25, 2009, $1.6 million will expire within one year and $1.5 million in one to three years. During the third quarter of fiscal 2009 we assumed the lease obligation on two stores as a result of a change in the Michigan market. As a result of the change in the VIE for our Toronto market, we now include an additional Toronto store in our lease obligations. These changes caused a decrease of $9.9 million in our guarantees. Offsetting these decreases was $1.3 million in additional guarantees of our Cleveland market VIE who is no longer being consolidated because we are not the primary beneficiary. The remaining $1.7 million decrease is the result of expirations in our guarantees during fiscal 2009.

In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of fiscal 2009, we had $34.2 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

We are not required to make any contributions to our qualified defined benefit plans during fiscal 2010;
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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 68% and 61% of our inventories at April 25, 2009, and April 26, 2008, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis.

Revenue Recognition and Related Allowances

For our largest division, from inception through the third quarter of fiscal 2008, we recognized revenue for shipments using third-party carriers upon shipment of the product. In the fourth quarter of fiscal 2008, we determined that we should not recognize revenue until product delivery date for this division. We performed a detailed analysis and determined that the impact of recording the cumulative effect of the correction in the fourth quarter of fiscal 2008 was immaterial to the full year and fourth quarter of fiscal 2008 and all prior periods. As a result, the Company recorded the cumulative effect of this correction in the fourth quarter of fiscal 2008. This change resulted in a deferral of $11.0 million of revenue, and a decrease in cost of goods sold of $8.2 million, which increased our net loss by $1.5 million in fiscal 2008. During the first quarter of fiscal 2009, our largest division revised certain shipping agreements with third-party carriers such that risk of loss transfers to our customers upon shipment rather than upon delivery. Accordingly, substantially all of our shipments with third-party carriers for this division are now recognized upon shipment of the product.

For the remainder of the company, shipping terms using third-party carriers are FOB shipping point and revenue is recognized upon shipment of product. In all cases, for product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provisions are made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Other incentives offered to customers include cash discounts, advertising agreements and other sales incentive programs. Cash discounts and other sales incentives are recorded as a reduction of revenues when the revenue is recognized. Our advertising agreements give customers advertising allowances based on revenues and are recorded when the revenue is recognized as expense.

Other Than Temporary Impairment

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. If the impairment is determined to be other-than-temporary, the amount of the impairment is recognized as part of earnings. If the impairment is determined to be temporary, then the resulting change in market value is recorded as part of other comprehensive income in our statement of shareholder’s equity.

Long-lived Assets Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Our assessment of recoverability is based on our best estimates using quoted market prices, as well as analysis of the undiscounted cash flows by asset groups in order to determine the fair value of our long-lived assets. Our asset groups consisted of our operating units in our Upholstery and Casegoods Group (American Drew and Lea, Bauhaus, England, Hammary, Kincaid, La-Z-Boy) and each of our retail stores.

Goodwill and Trade Names

In accordance with SFAS No. 142, goodwill and trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name is estimated based upon management’s estimates using a royalty savings approach, which is based on the principle that, if the business did not own the asset, it would have to license it in order to earn the returns that it was earning. The fair value is calculated based on the present value of the royalty stream that the business was saving by owning the asset. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based on the discounted cash flows which require us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and discount rates. While we believe that the estimates and assumptions, underlying the valuation methodology are reasonable, different estimates and assumptions and changes in economic conditions could result in additional impairment. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to determine the monetary value of impairment.

In the fourth quarter of fiscal 2009, we performed our annual testing on our remaining trade names and found no additional impairments. Our assumptions did not materially change from the third quarter of fiscal 2009.

Other Loss Reserves

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We maintain an allowance for estimated note losses based on our best judgment and experience regarding notes receivable. We have other loss exposures arising from the ordinary course of business, including inventory obsolescence, litigation, environmental claims, health insurance, product liability, warranty, restructuring charges and the recoverability of deferred income tax benefits. Establishing loss reserves requires the estimate and judgment of management with respect to risk and ultimate liability. We use legal counsel or other experts, including actuaries as appropriate, to assist in developing estimates. Due to the uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We use historical and projected future operating results, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations. Additional factors that we consider when making judgments about the deferred tax valuation include tax law changes, a recent history of cumulative losses, and variances in future projected profitability.

Pensions

We maintain a defined benefit pension plan for eligible factory hourly employees at one operating unit. This plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost. Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis using various assumptions and estimates including discount rates, long-term rates of return, estimated remaining years of service and estimated life expectancy. Each year, we compare the actual experience to the more significant assumptions used; if warranted, we make adjustments to the assumptions.

Our pension plan discount rate assumption is evaluated annually. The discount rate is based upon a single rate developed after matching expected benefit payments to a yield curve for high-quality fixed-income investments. Yields on high-quality fixed-income investments, were 6.81% based on the Citigroup High Grade Credit index at the end of fiscal 2009. We utilized a discount rate of 7.20% at April 25, 2009, compared with a rate of 6.60% at April 26, 2008, and 6.05% at April 28, 2007.

Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations. The expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the markets and any expected changes in investment policy.

Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on plan assets annually. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans. The rate of return assumption as of April 25, 2009, and April 26, 2008, was 8.0%. The expected rate of return assumption as of April 25, 2009, will be used to determine pension expense for plans in 2010.

Our long-term stated investment objective is to maximize the investment return with the least amount of risk through a combination of capital appreciation and income. The strategic asset allocation targets are 65% equities and 35% fixed income within a range of 5% of the target.

Our non-qualified retirement plan was not required to be funded at April 25, 2009; however, we hold investments in a Rabbi trust that support the liability of the plan. We are not required to make any contributions to the qualified defined benefit plans in fiscal 2010.

We expect that the fiscal 2010 pension expense for our defined benefit pension plan, after considering all relevant assumptions will be $3.9 million compared with income of $0.2 million in fiscal 2009. We do not believe that a 25 basis point change in our discount rate or our expected return on plan assets would have a material impact on our financial statements.

Financial Guarantees and Product Warranties

We have provided secured and unsecured financial guarantees relating to leases and notes in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The guarantees are generally for real estate leases and have remaining terms from one to three years. These guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We would be required to perform under these agreements only if the dealer were to default on the lease or note.

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

We evaluate our transactions and relationships with our La-Z-Boy Furniture Galleries® dealers on a quarterly basis to determine if any of our independent dealers qualify as a variable interest entity and additionally whether we are primary beneficiary for any of the dealers who do qualify as a variable interest entity. We also evaluate our current VIEs on a quarterly basis to determine if they no longer qualify as a variable interest entity.

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of their equity. We recognize all net earnings of these VIEs to the extent of recouping the losses previously recorded. Earnings in excess of losses are attributed to equity owners of the dealers and are recorded as minority interest.

Restructuring

We have entered into various restructuring plans to rationalize our manufacturing facilities and to consolidate warehouse distribution centers and close underperforming retail facilities. The majority of our restructuring charges related to our manufacturing and wholesale distribution facilities were reported as a component of Cost of Sales on our Consolidated Statement of Operations, while restructuring charges related to our retail operations were reported as a line item within our Selling, General and Administrative expenses section of our Consolidated Statement of Operations. With these restructuring plans, we have written-down various fixed assets which were accounted for in accordance with SFAS No. 144. Additionally, we recorded charges for severance and benefits, contract terminations and other transition costs related to relocating manufacturing and closing facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

The fair value of each option grant was estimated using a Black-Scholes option-pricing model. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures were estimated at the date of grant based on historical experience. There were no stock options granted in fiscal 2009.

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

Business Outlook

We anticipate business conditions to remain difficult throughout the year and are structuring our business accordingly. Should conditions change in either direction, we will react swiftly and make the necessary changes to our operating structure. Due to seasonality factors and plant shutdowns for vacation and maintenance, the summer period is usually the slowest for the furniture industry and, historically, our first quarter, which ends in July, is typically the weakest in terms of sales and profits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt under which we had $36.1 million of borrowings at April 25, 2009. In May 2008, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on $20.0 million of our floating rate debt. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2010 based upon the current levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2010.

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

The Audit Committee of the Board of Directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our consolidated financial statements. The Audit Committee is informed of the financial condition of La-Z-Boy Incorporated and regularly reviews Management’s critical accounting policies, the independence of our independent auditors, our internal controls and the objectivity of our financial reporting. Both the independent auditors and the internal auditors have free access to the Audit Committee and meet with the Audit Committee periodically, both with and without Management present.

On September 2, 2008, La-Z-Boy Incorporated’s Chief Executive Officer submitted his annual certification to the New York Stock Exchange stating that he was not aware of any violation by the corporation of the Exchange’s corporate governance listing standards. La-Z-Boy filed the certifications by its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for the fiscal year ended April 25, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 25, 2009. The effectiveness of the Company’s internal control over financial reporting as of April 25, 2009, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management has excluded two La-Z-Boy Furniture Galleries® operations from our assessment of internal control over financial reporting because we do not have the right or authority to assess the internal controls of the consolidated entity and we also lack the ability, in practice, to make that assessment. These two retail furniture businesses were created prior to December 15, 2003, and were consolidated by La-Z-Boy Incorporated on April 24, 2004 upon the adoption of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities. The combined total assets and total revenues of the excluded businesses represented 2.8% and 4.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended April 25, 2009. One of these excluded businesses was deconsolidated during the fourth quarter of fiscal 2009.

Kurt L. Darrow
President and Chief Executive Officer

Louis M. Riccio, Jr.
Senior VP and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 25, 2009 and April 26, 2008, and the results of their operations and their cash flows for each of the three years in the period ended April 25, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements the Company changed its method of accounting for share based compensation effective April 30, 2006. As discussed in Note 10 to the consolidated financial statements the Company changed its method of accounting for defined benefit pension plans effective April 28, 2007. As discussed in Note 17 to the consolidated financial statements the Company changed its method of accounting for uncertainties in income taxes effective April 29, 2007.

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

As described in the accompanying Management’s Report on Internal Control over Financial Reporting, management has excluded two La-Z-Boy Furniture Galleries operations from its assessment of internal control over financial reporting as of April 25, 2009 because the Company does not have the right or authority to assess the internal controls of the excluded operations and also lacks the ability in practice, to make that assessment. The two retail furniture operations were created prior to December 15, 2003, and were consolidated by the Company on April 24, 2004 upon the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 46R, Consolidation of Variable Interest Entities. The combined total assets and total revenues of the excluded businesses represent 2.8% and 4.4% respectively, of the related consolidated financial statement amounts as of and for the year ended April 25, 2009. We have also excluded these operations from our assessment.

PricewaterhouseCoopers LLP
Detroit, Michigan
June 15, 2009

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008	(52 weeks) 4/28/2007
Sales	$1,226,674	$1,450,941	$1,621,460
Cost of sales
Cost of goods sold	878,089	1,051,656	1,189,734
Restructuring	9,818	5,057	3,371
Total cost of sales	887,907	1,056,713	1,193,105
Gross profit	338,767	394,228	428,355
Selling, general and administrative	375,011	399,470	388,738
Restructuring	2,642	3,078	7,662
Write-down of long-lived assets	7,503	—	—
Write-down of intangibles	47,677	8,426	—
Operating income (loss)	(94,066)	(16,746)	31,955
Interest expense	5,581	13,899	10,206
Income from Continued Dumping and Subsidy Act, net	8,124	7,147	3,430
Interest income	2,504	3,614	3,952
Other income (expense), net	(7,998)	5,393	727
Income (loss) from continuing operations before income taxes	(97,017)	(14,491)	29,858
Income tax (benefit) expense	24,330	(6,954)	10,090
Income (loss) from continuing operations	(121,347)	(7,537)	19,768
Loss from discontinued operations (net of tax of $(3,990) in 2008 and $(4,682) in 2007)	—	(6,000)	(15,629)
Net income (loss)	$(121,347)	$(13,537)	$4,139
Basic average shares	51,460	51,408	51,475
Basic income (loss) from continuing operations per share	$(2.36)	$(0.15)	$0.38
Discontinued operations per share (net of tax)	—	(0.11)	(0.30)
Basic net income (loss) per share	$(2.36)	$(0.26)	$0.08
Diluted average shares	51,460	51,408	51,606
Diluted income (loss) from continuing operations per share	$(2.36)	$(0.15)	$0.38
Discontinued operations per share (net of tax)	—	(0.11)	(0.30)
Diluted net income (loss) per share	$(2.36)	$(0.26)	$0.08
Dividends paid per share	$0.10	$0.40	$0.48

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

	As of
(Amounts in thousands, except par value)	4/25/2009	4/26/2008
Current assets
Cash and equivalents	$17,364	$14,476
Restricted cash	18,713	506
Receivables, net of allowance of $28,385 in 2009 and $17,942 in 2008	147,858	200,422
Inventories, net	140,178	178,361
Deferred income taxes – current	795	12,398
Other current assets	22,872	21,325
Total current assets	347,780	427,488
Property, plant and equipment, net	150,234	171,001
Deferred income taxes – long term	—	26,922
Goodwill	—	47,233
Trade names	3,100	9,006
Other long-term assets, net of allowance of $4,309 in 2009 and $2,801 in 2008	51,431	87,220
Total assets	$552,545	$768,870
Current liabilities
Current portion of long-term debt	$8,724	$4,792
Accounts payable	41,571	56,421
Accrued expenses and other current liabilities	75,733	102,700
Total current liabilities	126,028	163,913
Long-term debt	52,148	99,578
Deferred income taxes	724	—
Other long-term liabilities	67,912	54,783
Contingencies and commitments	—	—
Shareholders’ equity
Common shares, $1 par value – 150,000 authorized; 51,478 outstanding in 2009 and 51,428 outstanding in 2008	51,478	51,428
Capital in excess of par value	205,945	209,388
Retained earnings	70,769	190,215
Accumulated other comprehensive loss	(22,459)	(435)
Total shareholders’ equity	305,733	450,596
Total liabilities and shareholders’ equity	$552,545	$768,870

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	4/25/2009	4/26/2008	4/28/2007
Cash flows from operating activities
Net income (loss)	$(121,347)	$(13,537)	$4,139
Adjustments to reconcile net income (loss) to cash provided by operating activities
(Gain) loss on sale of assets	(2,813)	270	(14,147)
Write-down of investments	5,140	—	—
Write-down of intangibles	47,677	8,426	—
Write-down of long-lived assets	7,503	—	—
Write-down of assets from businesses held for sale (net of tax)	—	2,159	14,936
(Gain) loss on sale of discontinued operations (net of tax)	—	3,696	(935)
Restructuring	12,460	8,135	11,033
Provision for doubtful accounts	25,254	8,550	3,790
Depreciation and amortization	23,479	24,696	27,204
Stock-based compensation expense	3,819	4,527	3,959
Change in receivables	27,223	20,956	5,064
Change in inventories	36,995	23,471	4,486
Change in payables	(14,544)	(10,394)	(11,607)
Change in other assets and liabilities	(37,961)	(25,689)	1,701
Change in deferred taxes	38,803	(6,027)	(16,390)
Total adjustments	173,035	62,776	29,094
Net cash provided by operating activities	51,688	49,239	33,233
Cash flows from investing activities
Proceeds from disposals of assets	9,060	8,761	46,974
Proceeds from sale of discontinued operations	—	4,169	42,659
Capital expenditures	(15,625)	(27,386)	(25,811)
Purchases of investments	(11,330)	(34,562)	(18,165)
Proceeds from sales of investments	34,675	35,580	17,342
Change in restricted cash	(18,207)	160	(116)
Change in other long-term assets	(581)	(705)	(955)
Net cash provided by (used for) investing activities	(2,008)	(13,983)	61,928
Cash flows from financing activities
Proceeds from debt	50,794	93,861	91,787
Payments on debt	(92,139)	(144,790)	(128,483)
Stock issued/(canceled) for stock and employee benefit plans	—	(269)	1,340
Repurchases of common stock	—	—	(6,947)
Dividends paid	(5,177)	(20,746)	(24,886)
Net cash used for financing activities	(46,522)	(71,944)	(67,189)
Effect of exchange rate changes on cash and equivalents	(901)	109	(456)
Change in cash and equivalents	2,257	(36,579)	27,516
Cash acquired from consolidation of VIEs	631	—	—
Cash and equivalents at beginning of period	14,476	51,055	23,539
Cash and equivalents at end of period	$17,364	$14,476	$51,055

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income(Loss)	Total
At April 29, 2006	$51,782	$210,826	$246,387	$(3,083)	$4,433	$510,345
Reclassification of unearned compensation due to adoption of SFAS No. 123(R)		(3,083)		3,083		—
Repurchases of common stock	(540)		(6,407)			(6,947)
Stock issued for stock and employee benefit plans	135	(3,458)	4,663			1,340
Stock option, restricted stock and performance based stock expense		3,959				3,959
Tax benefit from exercise of options		39				39
Dividends paid			(24,886)			(24,886)
Comprehensive income (loss)
Net income			4,139
Unrealized gain on marketable securities (net of tax of $0.5 million)					1,145
Realization of gains on marketable securities (net of tax of $0.3 million)					(458)
Translation adjustment					1,418
Change in fair value of cash flow hedges (net of tax)					(118)
Change in additional minimum pension liability (net of tax of $0.1 million)					319
Total comprehensive income						6,445
Adjustment upon adoption of SFAS No. 158 for Pension (net of tax of $3.2 million)					(4,947)	(4,947)
At April 28, 2007	51,377	208,283	223,896	—	1,792	485,348
Stock issued for stock and employee benefit plans	51	(3,422)	3,102			(269)
Stock option, restricted stock and performance based stock expense		4,527				4,527
Dividends paid			(20,746)			(20,746)
Comprehensive income (loss)
Net (loss)			(13,537)
Unrealized gain on marketable securities (net of tax of $0.1 million)					(222)
Realized gain on marketable securities (net of tax of $1.4 million)					(2,420)
Translation adjustment					(117)
Net actuarial gain (net of tax of $0.2 million)					532
Total comprehensive loss						(15,764)
Impact of adoption of FIN 48			(2,500)			(2,500)
At April 26, 2008	51,428	209,388	190,215	—	(435)	450,596
Stock issued for stock and employee benefit plans, net of cancellations	50	(7,262)	7,078			(134)
Stock option, performance-based and restricted stock expense		3,819				3,819
Dividends paid			(5,177)			(5,177)
Comprehensive loss
Net loss			(121,347)
Unrealized loss on marketable securities arising during the period (net of tax of $0.4 million)					(4,332)
Reclassification adjustment for loss on marketable securities included in net loss					5,180
Translation adjustment					(175)
Change in fair value of cash flow hedges					(723)
Net actuarial (loss)					(21,974)
Total comprehensive loss						(143,371)
At April 25, 2009	$51,478	$205,945	$70,769	$—	$(22,459)	$305,733

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Our fiscal year ends on the last Saturday of April. Fiscal years 2009, 2008 and 2007 included 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of La-Z-Boy Incorporated and its majority-owned subsidiaries (“the Company”). All significant intercompany transactions have been eliminated. Additionally, the consolidated financial statements include the accounts of certain entities in which the company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses for the reporting periods. Some of the more significant estimates include depreciation, valuation of inventories, valuation of trade names, valuation of deferred taxes, allowances for doubtful accounts, sales returns, legal, environmental, restructuring, product liability, insurance reserves and warranty accruals. Actual results could differ from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

FASB Staff Position FAS 141(R)-1: Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R). FSP 141(R)-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the fair value cannot be determined during the measurement period, an asset or a liability shall be recognized at the acquisition date if the asset or liability can be reasonably estimated and if information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date. FSP 141(R)-1 amends the disclosure requirements of SFAS No. 141(R) to include business combinations that occur either during the current reporting period or after the reporting period but before the financial statements are issued. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years.

At this time we do not believe FSP 141(R)-1 will have an impact on our consolidated financial statements. This statement will be effective in fiscal 2010.

FASB Statement of Financial Accounting Standards No. 161

The FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS No. 161”). It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The objective of this statement is to require enhanced disclosures about an entity’s derivative and hedging activities and to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in tabular format and derivative features that are credit risk related.

We adopted SFAS No. 161 in the fourth quarter of fiscal 2009. As the requirements of this literature only impact our disclosures, there was no impact to our financial results.

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

This statement will be effective beginning with our first quarter of fiscal 2010 and we do not believe that the adoption of this statement will have a material impact on our loss per share.

FASB Staff Position FAS 140-4 and FIN 46(R)-8: Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.

We implemented the requirements of FSP FAS 140-4 and FIN 46(R)-8 in the third quarter of fiscal 2009. As the requirements of this literature only impact our disclosures, there was no impact to our financial results.

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

This statement is effective for our fiscal 2010 year end. We are currently determining the impact this statement will have on our consolidated financial statements and disclosures.

FASB Staff Position FAS 157-4: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 requires the disclosure of the inputs and valuation technique used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 also requires that the entity define major categories for equity securities and debt securities to be major security types. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.

We are required to adopt FSP 157-4 in our first quarter of fiscal 2010. We do not currently believe that adopting this FSP will have a material impact on our consolidated financial statements.

FASB Staff Position FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2 and FSP 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 requires the entity to assess whether the impairment is other-than-temporary if the fair value of a debt security is less than its amortized cost basis at the balance sheet date. This statement also provides guidance to assessing whether or not the impairment is other-than-temporary and guidance on determining the amount of the other-than-temporary impairment that should be recognized in earnings and other comprehensive income. FSP 115-2 and 124-2 also requires an entity to disclose information that enables users to understand the types of securities held, including those investments in an unrealized loss position for which the other-than-temporary impairment has or has not been recognized. FSP 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

We are required to adopt FSP 115-2 and 124-2 in our first quarter of fiscal 2010. We do not currently believe that adopting this FSP will have a material impact on our consolidated financial statements.

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 68% and 61% of our inventories at April 25, 2009, and April 26, 2008, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis.

Property, Plant and Equipment

Items capitalized, including significant betterments to existing facilities, are recorded at cost. All maintenance and repair costs are expensed when incurred. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets.

Disposal and Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review the carrying value of our long-lived assets for impairment when conditions arise that warrant an evaluation.

Goodwill and Trade Names

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill and indefinite lived intangibles for impairment on an annual basis as of the end of our fiscal year, unless conditions arise that warrant a more frequent evaluation. See Note 5 for additional information on our goodwill and trade names.

Investments

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. Realized gains and losses on investments sold during the period that had previously had other-than-temporary impairment charges recognized are realized based on the adjusted cost basis of the investment.

Life Insurance

Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other long-term assets on our balance sheet. The change in cash surrender or contract value is recorded as income or expense during each period.

Revenue Recognition and Related Allowances

For our largest division, from inception through the third quarter of fiscal 2008, we recognized revenue for shipments using third-party carriers upon shipment of the product. In the fourth quarter of fiscal 2008, we determined that we should not recognize revenue until product delivery date for this division. We performed a detailed analysis and determined that the impact of recording the cumulative effect of the correction in the fourth quarter of fiscal 2008 was immaterial to the full year and fourth quarter of fiscal 2008 and all prior periods. As a result, we recorded the cumulative effect of this correction in the fourth quarter of fiscal 2008. This change resulted in a deferral of $11.0 million of revenue, and a decrease in cost of goods sold of $8.2 million, which increased our net loss by $1.5 million in fiscal 2008. During the first quarter of fiscal 2009, our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

largest division revised certain shipping agreements with third-party carriers such that risk of loss transfers to our customers upon shipment rather than upon delivery. Accordingly, substantially all of our shipments with third-party carriers for this division are now recognized upon shipment of the product.

For the remainder of the company, shipping terms using third-party carriers are FOB shipping point and revenue is recognized upon shipment of product. In all cases, for product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provision is made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Other incentives offered to customers include cash discounts, advertising agreements and other sales incentive programs. Cash discounts and other sales incentives are recorded as a reduction of revenues when the revenue is recognized. Our advertising agreements give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $9.5 million, $9.5 million and $11.7 million for the fiscal years ended April 25, 2009, April 26, 2008, and April 28, 2007, respectively.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period incurred. In the fall of 2007, we began a national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about 33% of the cost of the program. Because of this shared cost arrangement, the increase in advertising expense was reported as a component of SG&A and was partially offset by the reimbursement of the dealers’ portion of the cost which was reported as a component of sales. Advertising expenses were $54.4 million, $63.4 million and $60.4 million for the fiscal years ended April 25, 2009, April 26, 2008, and April 28, 2007, respectively.

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

In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We use historical and projected future operating results, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations. Additional factors that we consider when making judgments about the deferred tax valuation include tax law changes, a recent history of cumulative losses, and variances in future projected profitability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

Foreign Currency Translation

The functional currency of each foreign subsidiary is the respective local currency. Assets and liabilities are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period. Resulting translation adjustments are recorded as a component of shareholders’ equity in other comprehensive income. When the foreign subsidiary has substantially ended operations, the remaining translation adjustments are recognized in other income (expense).

Financial Instruments and Hedging

We have a derivative instrument consisting of interest rate swap agreements that are used to fix the interest rate on a portion of the variable interest rate borrowings on our revolving credit facility. This agreement is designated and accounted for as cash flow hedge. The effect of marking this contract to fair value is recorded as a component of shareholders’ equity in other comprehensive income. The interest rate swap agreement expires in May 2011.

We have historically entered into forward foreign currency exchange contracts to limit our exposure from changes in foreign currency exchange rates. These foreign exchange contracts are entered into to support product sales, purchases and financing transactions made in the normal course of business and, accordingly, are not speculative in nature. These contracts are designed to match our currency needs and are therefore designated and accounted for as cash flow hedges. The fair value of our foreign currency contracts is based on quoted market prices and the effect of marking these contracts to fair value is recorded as a component of shareholders’ equity in other comprehensive income. We had no forward contracts as of April 25, 2009.

Accounting for Stock-Based Compensation

We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations using a straight-line single-option method. As permitted by SFAS No. 123(R), we chose the nominal vesting period approach for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement eligible employees. Under this method, expense was recognized over the normal four-year vesting period. With the adoption of SFAS No. 123(R), we were required to continue applying the nominal vesting period approach for unvested options granted prior to the date of adoption of April 30, 2006. For awards granted after that date we must apply the non-substantive vesting period approach where expense is recognized over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. The impact on our compensation expense for the twelve months ended April 25, 2009 would have been immaterial under the non-substantive vesting period approach for unvested options granted prior to the date of adoption of April 30, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

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

Note 2: Restricted Cash

At April 25, 2009 and April 26, 2008, we had short-term restricted cash of $18.7 million and $0.5 million, respectively, related to our captive insurance company. Prior year amounts were reclassified from cash and equivalents to restricted cash to be comparative with current year presentation. This cash was primarily used to support our liability for workers’ compensation claims and premiums. In the first quarter of fiscal 2010 the workers’ compensation liability will be transferred from our captive insurance company to La-Z-Boy Incorporated. In addition, La-Z-Boy Incorporated will be obligated for the workers’ compensation liability. Therefore cash in the amount of about $18.0 million will be transferred from our captive insurance company to La-Z-Boy Incorporated reducing our restricted cash by this same amount in the first quarter of fiscal 2010.

Note 3: Inventories

(Amounts in thousands)	4/25/2009	4/26/2008
Raw materials	$53,498	$71,346
Work in process	11,281	14,624
Finished goods	101,147	119,270
FIFO inventories	166,926	205,240
Excess of FIFO over LIFO	(25,748)	(26,879)
Total inventories	$140,178	$178,361

During fiscal 2009, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs in prior years as compared to the cost of fiscal 2009 purchases; the effect of which decreased cost of goods sold by approximately $2.6 million.

Note 4: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/25/2009	4/26/2008
Buildings and building fixtures	3-40 years	$164,394	$172,824
Machinery and equipment	3-30 years	142,735	151,982
Information systems	3-10 years	44,399	50,005
Land and land improvements	3-40 years	23,689	24,977
Transportation equipment	3-10 years	16,220	16,248
Other	3-20 years	23,658	12,819
Construction in progress		2,506	9,729
		417,601	438,584
Accumulated depreciation		(267,367)	(267,583)
Net property, plant and equipment		$150,234	$171,001

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the quarter ended January 24, 2009,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Property, Plant and Equipment  – (continued)

economic conditions deteriorated, which led to reduced volumes and continued operating losses. In addition, we experienced a significant decline in our stock price, resulting in a significant reduction in our market capitalization. Accordingly, we performed an assessment of our fixed assets to test for recoverability in accordance with SFAS No. 144. The assessment of recoverability was based on management’s best estimates. The fair value was determined by using quoted current market prices, as well as an analysis of the undiscounted cash flows by asset group. Our key asset groups consisted of our operating units in our Upholstery and Casegoods Group (La-Z-Boy, England, Bauhaus, Kincaid, Hammary, American Drew and Lea) and each of our retail stores.

Based on the assessment of undiscounted projected future operating cash flows of our retail stores, the undiscounted cash flows did not exceed the net book value of leasehold improvements, furniture, fixtures, and office equipment at some stores, indicating that an impairment had occurred. As a result of our review we recorded an impairment charge of $7.0 million, relating to our Retail Group, in the third quarter of fiscal 2009. Additionally, based on the results of the review it was determined that the undiscounted cash flows related to Upholstery and Casegoods Groups exceeded their carrying value and therefore no impairment existed.

Note 5: Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and trade names are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name is established based upon management’s estimates using a royalty savings approach which is based on the principle that, if the business did not own the asset, it would have to license it in order to earn the returns that it is earning. The fair value was calculated based on the present value of the royalty stream that the business was saving by owning the asset. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based upon the discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to measure the impairment.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, in the third quarter of fiscal 2009 we used a 16% discount rate to calculate the fair value of our reporting units, which is higher than the 11% discount rate we used in our previous calculations given the continued declining market conditions. The increase in our discount rate was primarily due to deteriorating market conditions during the third quarter of fiscal 2009 when our business was impacted by significant declines in consumer demand. At that time our average market capitalization was below the book value of the company. Accordingly, we reviewed the valuations of the goodwill for our Upholstery and Retail operating segments, in advance of our normal fourth quarter testing and we recorded an impairment charge of $40.4 million in the third quarter of fiscal 2009.

In the fourth quarter of fiscal 2009 we deconsolidated an independent dealer that was previously consolidated as a VIE. As a result of this VIE no longer being consolidated, $5.1 million in goodwill was removed from our balance sheet.

In the third quarter of fiscal 2009, we completed a valuation of the tax reserves relating to the acquisitions of the operating units in the Casegoods segment, and a reduction of the tax reserves was required. This reduction was recorded as a reduction in trade names and totaled $0.4 million. Additionally, as a result of the decline in consumer confidence and challenging economic environment, we reviewed the valuations of our trade names. It was determined that the carrying value of trade names exceeded their fair value and an impairment loss of $5.5 million was recorded as a component of operating income.

During the second quarter of fiscal 2009, we committed to a plan to reorganize our Toronto, Ontario market which we consolidated as a VIE. As a result of this plan, we recorded an impairment charge of $0.4 million which represented the entire goodwill amount of this market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Goodwill and Other Intangible Assets  – (continued)

During the first quarter of fiscal 2009, we committed to a plan to close the operations of our La-Z-Boy U.K. subsidiary. As a result of this plan, we recorded an impairment charge of $1.3 million which represented the entire goodwill amount of this operating unit.

The following table summarizes the changes to goodwill and trade names during fiscal 2009 and fiscal 2008:

Fiscal 2009 (Amounts in thousands)	Balance as of 4/26/2008	Acquisitions, Dispositions and Other	Intangible Write-Down	Balance as of 4/25/2009
Goodwill
Upholstery Group	$19,632	$—	$(19,632)	$—
Retail Group	22,096	—	(22,096)	—
Corporate and Other*	5,505	(5,505)	—	—
Consolidated	$47,233	$(5,505)	$(41,728)	$—
Trade names
Casegoods Group	$9,006	$(365)	$(5,541)	$3,100

Fiscal 2008 (Amounts in thousands)	Balance as of 4/28/2007	Acquisitions, Dispositions and Other	Intangible Write-Down	Balance as of 4/26/2008
Goodwill
Upholstery Group	$19,632	$—	$—	$19,632
Retail Group	27,905	—	(5,809)	22,096
Corporate and Other*	8,122	—	(2,617)	5,505
Consolidated	$55,659	$—	$(8,426)	$47,233
Trade names
Casegoods Group	$9,472	$(466)	$—	$9,006

*	Corporate and Other includes goodwill from our VIEs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Investments

Included in other long-term assets were investments of $10.8 million and $34.0 million at April 25, 2009 and April 26, 2008, respectively, of available-for-sale marketable securities to fund future obligations of one our non-qualified retirement plans and our captive insurance company. All unrealized gains or losses which have not been recognized as other than temporary losses were included in accumulated other comprehensive loss within Shareholders’ Equity. The net unrealized gain was $0.4 million at April 25, 2009, compared to a net unrealized loss of $0.9 million at April 26, 2008. In the third quarter of fiscal 2009 we recognized $5.1 million of losses, recorded in other income (expense), net, related to other than temporary impairments of the previously mentioned investments. The following is a summary of available-for-sale securities at April 25, 2009, and April 26, 2008:

Fiscal 2009 (Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$419	$(153)	$6,152
Fixed income	132	(44)	4,069
Other	—	—	575
Total securities	$551	$(197)	$10,796

Fiscal 2008 (Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$247	$(1,543)	$11,111
Fixed income	456	(100)	21,947
Other	—	—	925
Total securities	$703	$(1,643)	$33,983

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

(Amounts in thousands)	4/25/2009	4/26/2008	4/28/2007
Proceeds from sales	$29,986	$35,580	$17,342
Gross realized gains	1,468	4,078	987
Gross realized losses	(1,540)	(213)	(256)

The fair value of fixed income available-for-sale securities by contractual maturity was $0.3 million within one year, $1.5 million within two to five years, $1.3 million within six to ten years and $1.0 million thereafter.

Note 7: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/25/2009	4/26/2008
Payroll and other compensation	$32,632	$47,337
Accrued product warranty, current portion	9,179	9,184
Customer deposits	9,277	14,100
Other current liabilities	24,645	32,079
Accrued expenses and other current liabilities	$75,733	$102,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Debt

(Amounts in thousands)	4/25/2009	4/26/2008
Revolving credit facility	$35,000	$75,000
Industrial revenue bonds	16,841	16,845
Other debt	8,456	11,250
Capital leases	575	1,275
Total debt	60,872	104,370
Less: current portion	(8,724)	(4,792)
Long-term debt	$52,148	$99,578

In the fourth quarter of fiscal 2008, we entered into a $220 million 5-year revolving credit agreement with a group of banks. This credit agreement superseded and terminated a $150 million dollar credit agreement dated as of March 30, 2004 (subsequently amended to $100 million). Our credit agreement is secured primarily by all of our accounts receivable, inventory, cash deposit and securities accounts, and substantially all patents and trademarks, including the La-Z-Boy brand name. Availability under our credit agreement fluctuates based on a borrowing base calculation consisting of eligible accounts receivable and inventory. This agreement includes affirmative and negative covenants, and certain restrictions, including a fixed charge coverage ratio that would become effective if our excess availability under the credit agreement falls below $30 million. Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit agreement. As of April 25, 2009 our excess availability was $65.0 million. We do not expect to fall below the required excess availability thresholds in the next twelve months. However, if our excess availability had been below $30.0 million at April 25, 2009, we would not have been able to meet our 1.05 to 1.00 fixed charge coverage ratio.

Further deterioration of market conditions resulting in a sustained adverse impact on the global retail sector could negatively impact our results of operations, cash flows and financial position as well as the credit worthiness of our customers, and could result in reduced availability under the credit agreement.

As of June 3, 2009, our credit facility was reduced to $200 million. We requested that our credit facility be reduced to $200 million from $220 million in order to reduce the expense of the credit facility. Additionally, due to our decrease in accounts receivable and inventory levels during the previous 12 months, we believe we will not need the additional $20 million. This change does not affect our availability under our credit facility.

We are able to select interest rates based on LIBOR or the prime rate. Our LIBOR spread fluctuates between 1.75% and 2.25% based on liquidity. During fiscal 2009 this spread was 2.0%. Our prime rate spread fluctuates between 0.0% and 0.5% based on liquidity. During fiscal year 2009 this spread was 0.25%. At April 25, 2009 our borrowing rates ranged from 2.5% to 3.5%.

Our credit agreement contains customary events of default, including nonpayment of principal when due, nonpayment of interest after a stated grace period; inaccuracy of representations and warranties; violations of covenants; certain acts of bankruptcy and liquidation; defaults of certain material contracts; certain ERISA-related events; certain material environmental claims; and a change in control (as defined in the new credit agreement). In the event of a default under our credit agreement, the lenders may terminate the commitments made under our credit agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests. In addition, following an event of default, the Lenders could exercise remedies with respect to the collateral including foreclosure and other remedies available to secured creditors.

Industrial revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds. Interest for these bonds is at a variable rate and at fiscal year end was approximately 0.7%. Maturities range from June 2009 to June 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Debt  – (continued)

Other debt includes foreign and domestic debt as well as $1.5 million of VIE debt. Maturities range from fiscal 2010 to fiscal 2013 with interest rates ranging from 4.3%-20.0%.

Capital leases consist primarily of long-term commitments for the purchase of IT equipment and transportation equipment and have maturities ranging from fiscal 2010 to fiscal 2012. Interest rates range from 7.0%-9.4%.

Maturities of long-term debt, subsequent to April 25, 2009, are $8.7 million in fiscal 2010, $0.8 million in fiscal 2011, $4.9 million in fiscal 2012, $37.7 million in fiscal 2013, $0.4 million in fiscal 2014 and $8.4 million thereafter.

Cash paid for interest during fiscal years 2009, 2008 and 2007 was $4.6 million, $15.4 million and $10.3 million, respectively.

Note 9: Operating Leases

We have operating leases for manufacturing facilities, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation and data processing equipment. The operating leases expire at various dates through fiscal 2027. Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. We lease additional transportation, data processing and other equipment under capital leases expiring at various dates through fiscal 2012.

We have certain retail facilities which we sublease to outside parties.

The future minimum rentals for all non-cancelable leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2010	$44,644	$400
2011	41,436	408
2012	38,024	417
2013	34,088	374
2014	31,108	125
2015 and beyond	172,041	1,505
Total	$361,341	$3,229

Rental expense, rental income and contingent rentals for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	4/25/2009	4/26/2008	4/28/2007
Rental expense	$52,030	$52,240	$47,357
Rental income	1,331	1,547	1,812
Contingent rents	—	12	388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Retirement and Welfare

Eligible salaried employees are covered under a trusteed profit sharing retirement plan. Discretionary cash contributions to a trust are made annually based on profits. We also maintain an Executive Qualified Deferred Compensation plan for eligible highly compensated employees. An element of this plan is the Supplemental Executive Retirement Plan (“SERP”), which allows contributions for eligible highly compensated employees. As of April 25, 2009 and April 26, 2008, we had $8.2 million and $13.7 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts at April 25, 2009, and April 26, 2008, of $7.6 million and $17.1 million, respectively, included in other long-term assets related to this plan.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in our liabilities were plan obligations of $13.0 million and $13.7 million at April 25, 2009 and April 26, 2008, respectively. During fiscal 2009, the interest cost recognized for this plan was $0.8 million, the actuarial gain recognized was $0.5 million and the benefit payments during the year were $1.0 million. Benefit payments are expected to be approximately $1.1 million annually over the next ten years. During fiscal 2008, the interest cost recognized for this plan was $0.9 million, the actuarial gain recognized was $0.6 million and the benefit payments during the year were $1.0 million. This plan is not funded and is excluded from the obligation charts and disclosures that follow.

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we formerly made matching contributions based on specific formulas. Effective August 1, 2006, these contributions were made in cash. Prior to this date, the match was made in our common shares. In the third quarter of fiscal 2009 we made the decision to suspend the matching contributions portion of these plans in order to reduce our operating costs. This was a direct result of the current economic climate. We also maintain a defined benefit pension plan for eligible factory hourly employees at some operating units. This plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost.

The measurement dates for the pension plan assets and benefit obligations were April 25, 2009, April 26, 2008, and April 28, 2007, in the years presented.

As of April 28, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheet as required by SFAS No. 158. For fiscal 2008, we had $8.0 million pre-tax ($4.9 million after tax) for net actuarial losses in Accumulated Other Comprehensive Income. During fiscal 2009, we recognized $22.5 million for net actuarial losses in Other Comprehensive Income increasing net actuarial losses in Accumulated Other Comprehensive Income to $30.5 million pre-tax ($27.4 million after tax).

The net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

(Amounts in thousands)	4/25/2009	4/26/2008	4/28/2007
Service cost	$1,314	$1,764	$2,190
Interest cost	5,436	5,382	5,489
Expected return on plan assets	(6,915)	(7,354)	(6,717)
Net amortization and deferral	—	—	98
Curtailment/settlement loss	—	—	1,323
Net periodic pension cost	(165)	(208)	2,383
Profit sharing/SERP*	765	2,197	2,551
401(k)*	3,004	5,145	5,414
Other*	82	97	98
Total retirement costs	$3,686	$7,231	$10,446

*	Not determined by an actuary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Retirement and Welfare  – (continued)

The funded status of the defined benefit pension plan was as follows:

(Amounts in thousands)	4/25/2009	4/26/2008
Change in benefit obligation
Benefit obligation at beginning of year	$83,475	$89,195
Service cost	1,314	1,764
Interest cost	5,436	5,382
Actuarial (gain)/loss	(5,390)	(8,050)
Benefits paid	(5,050)	(4,685)
Curtailment	—	(131)
Benefit obligation at end of year	79,785	83,475
Change in plan assets
Fair value of plan assets at beginning of year	88,843	93,926
Actual return on plan assets	(20,977)	(398)
Benefits paid	(5,050)	(4,685)
Fair value of plan assets at end of year	$62,816	$88,843
Funded status	$(16,969)	$5,368
Pension plans in which accumulated benefit obligation exceeds plan assets at end of year
Accumulated benefit obligation	$79,785	$—
Fair value of plan assets	$62,816	$—

Amounts recognized in the Consolidated Balance Sheet consist of:

(Amounts in thousands)	4/25/2009	4/26/2008
Other long-term assets	$—	$5,368
Other long-term liabilities	(16,969)	—
Net amount recognized	$(16,969)	$5,368

The weighted average actuarial assumptions were as follows (for the fiscal years ended):

	4/25/2009	4/26/2008	4/28/2007
Discount rate used to determine benefit obligations	7.2%	6.6%	6.1%
Discount rate used to determine net benefit cost	6.6%	6.1%	6.4%
Long-term rate of return	8.0%	8.0%	8.0%

Our non-qualified retirement plan was not funded at April 25, 2009 or April 26, 2008. We hold funds to support the liability of the plan in a Rabbi trust. We are not required to make any contributions to the defined benefit plan in fiscal year 2010; however, we have the discretion to make contributions. In fiscal 2010, we expect to amortize $2.1 million of unrecognized actuarial losses as a component of pension expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Retirement and Welfare  – (continued)

The weighted average asset allocations at year end were as follows:

	4/25/2009	4/26/2008
Equity securities	64%	63%
Debt securities	33%	37%
Cash and equivalents	3%	—
Total	100%	100%

The expected benefit payments by our pension plan for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2010	$5,098
2011	4,527
2012	4,654
2013	4,810
2014	4,994
2015 to 2018	34,333
$58,416

Note 11: Financial Guarantees and Product Warranties

We have provided secured and unsecured financial guarantees relating to notes and leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The guarantees are generally for real estate leases and have remaining terms from one to three years. These guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of these agreements that we have entered into, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the lease or note. The maximum amount of potential future payments under these guarantees was $3.1 million as of April 25, 2009, compared to $13.4 million as of April 26, 2008. During the third quarter of fiscal 2009, we assumed the lease obligation on two stores as a result of a change in the Michigan market. As a result of the change in the VIE for our Toronto market, we now include an additional Toronto store in our lease obligations. These changes caused a decrease of $9.9 million in our guarantees. Offsetting these decreases was $1.3 million in additional guarantees of our Cleveland market VIE who is no longer being consolidated because we are not the primary beneficiary. The remaining $1.7 million decrease is the result of expirations in our guarantees during fiscal 2009.

We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues. While our claims in fiscal 2009 declined, our experience indicated that it is taking slightly longer to settle claims, so we did not see a corresponding decrease in our outstanding liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Financial Guarantees and Product Warranties  – (continued)

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/25/2009	4/26/2008
Balance as of the beginning of the year	$14,334	$14,283
Accruals and other adjustments during the year	15,640	17,478
Settlements during the period	(15,580)	(17,427)
Balance as of the end of the period	$14,394	$14,334

Note 12: Contingencies and Commitments

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

Note 13: Stock-Based Compensation

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

In fiscal 2005, our shareholders approved a long-term equity award plan which replaced the former employee incentive stock option plan, the former employee restricted share plan and the former performance-based stock plan. No further grants or awards may be issued under the former plans. The current plan allows for awards in the form of performance awards, restricted shares and non-qualified stock options. Under this current plan, the aggregate number of common shares that may be issued through awards of any form is 5.0 million. As discussed below, no performance goals were met for the performance period ended April 25, 2009 leaving 2.1 million shares available under this plan.

The long-term equity award plan and the former employee incentive stock option plan provide grants to certain employees to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former plan remain in effect and become exercisable at 25% per year, beginning one year from the date of grant for a term of five or ten years. Additionally, we have outstanding options that were issued to replace outstanding options of a company acquired in fiscal 2000. The options outstanding under this plan as of April 25, 2009, were 4,130 with a weighted average exercise price of $16.42 per share. There are no shares available for future grant under this plan. Subsequent to April 25, 2009, the 4,130 options under this plan expired.

Stock option expense recognized in Selling, General and Administrative expense under SFAS No. 123(R) for the twelve months ended April 25, 2009 and April 26, 2008 was $1.2 million and $1.8 million, respectively. There were no exercises of stock options in fiscal 2009 or fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Stock-Based Compensation  – (continued)

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at April 26, 2008	2,668	$15.51	3.4
Granted	—	—
Exercised	—	—
Expired	(145)	17.43
Canceled	(92)	12.41
Outstanding at April 25, 2009	2,431	15.48	2.5
Exercisable at April 25, 2009	1,708	$16.81	2.4

As of April 25, 2009, there was $1.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 1.1 years. During the twelve months ended April 25, 2009, 0.4 million shares vested.

The fair value of each option grant was estimated using a Black-Scholes option-pricing model. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Turnover rate was estimated at the date of grant based on historical experience. There were no stock options granted during fiscal 2009. The fair value of employee stock options granted during the first quarter of fiscal 2008 and fiscal 2007 were calculated using the following assumptions:

	4/26/2008	4/28/2007
Risk-free interest rate	5.0%	4.8%
Dividend rate	3.8%	3.2%
Expected life in years	4.0	4.0
Stock price volatility	35.0%	35.0%
Turnover rate	2.5%	3.0%
Fair value per share	$2.88	$3.47

Under the long-term equity award plan, the Compensation Committee of the Board of Directors is also authorized to award restricted common shares to certain employees. The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years. In the event of an employee’s termination during the escrow period, the shares are returned to the company at no cost to the company. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized over the vesting period. Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $1.9 million during fiscal 2009 and $1.8 million during fiscal 2008. The unrecognized compensation cost at April 25, 2009 was $2.9 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 3.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Stock-Based Compensation  – (continued)

The following table summarizes information about non-vested share awards as of and for the year ended April 25, 2009:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 26, 2008	459	$12.97
Granted	413	6.37
Vested	(67)	6.93
Canceled	(88)	9.46
Non-vested at April 25, 2009	717	$9.47

In addition to options and restricted shares, under the long-term equity award plan, the Compensation Committee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The shares are offered at no cost to the employees. In the event of an employee’s termination during the vesting period, the potential right to earn shares under this program is generally forfeited. No shares were issued during fiscal 2009 or fiscal 2008. The cost of performance-based awards is expensed over the vesting period. Expense of $0.7 million and $0.9 million was recognized during fiscal 2009 and 2008, respectively for the performance period ended April 26, 2008. The awards for this performance period will be issued to recipients still employed by the company on April 24, 2010. We did not meet performance goals for the period ended April 25, 2009. As a result, the potential right to earn 1.6 million shares has expired.

Our shareholders approved a restricted stock plan for non-employee directors, under which we formerly granted non-employee directors options to purchase shares at 25% of the fair market value at the date of grant. The plan requires that shares are restricted and certificates will not be delivered until the participant dies or becomes disabled, reaches mandatory retirement age, or is not renominated or reelected to the board despite being willing to serve, unless otherwise approved by the Board of Directors. In the event of a non-employee director’s ceasing to be a director during the restricted period for any other reason, the shares must be sold back to us at their cost. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized when the grant occurs. Actual pre-tax expense relating to the restricted shares was $0.1 million during fiscal 2008. There was not a grant under the restricted stock plan for non-employee directors in fiscal 2009.

During fiscal 2009, we began awarding deferred stock units to our non-employee directors under our deferred stock unit plan for non-employee directors. We account for deferred stock units as liability based awards; the compensation expense is initially measured and recognized based on the market price of our common stock at the grant date. The liability is re-measured and adjusted at the end of each reporting period until paid. For purposes of dividends, each deferred stock unit is the equivalent of one common share. Upon retirement from our board of directors, the non-employee director is entitled to receive a cash payment equal to the number of deferred stock units outstanding that he or she has been awarded times our common stock price on the date of retirement. As of April 25, 2009 we had 82,283 deferred stock units outstanding. Expense relating to the deferred stock units recorded in Selling, General and Administrative expense was $0.2 million during fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, are as follows:

(Amounts in thousands)	4/25/2009	4/26/2008
Translation adjustment	$5,191	$5,366
Cash flow hedges	(723)	—
Unrealized gains/(losses) on marketable securities arising during the period	170	(678)
Net actuarial loss	(27,097)	(5,123)
Total accumulated other comprehensive loss	$(22,459)	$(435)

Note 15: Segment Information

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

The accounting policies of the operating segments are the same as those described in Note 1. Segment operating income is based on profit or loss from operations before interest expense, other income (expense) and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and trade names. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), assets of our VIEs and various other assets. Substantially all of our long-lived assets were located within the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Segment Information  – (continued)

(Amounts in thousands)	4/25/2009	4/26/2008	4/28/2007
Sales
Upholstery Group	$899,204	$1,084,418	$1,198,378
Casegoods Group	178,000	213,896	262,721
Retail Group	160,838	190,180	220,319
VIEs/Eliminations	(11,368)	(37,553)	(59,958)
Consolidated	1,226,674	1,450,941	1,621,460
Operating Income (Loss)
Upholstery Group	35,410	70,332	78,724
Casegoods Group	554	10,151	20,289
Retail Group	(34,841)	(40,265)	(31,161)
Corporate and Other*	(27,549)	(40,403)	(24,864)
Restructuring	(12,460)	(8,135)	(11,033)
Long-lived asset write-down	(7,503)	—	—
Intangible write-down	(47,677)	(8,426)	—
Consolidated	(94,066)	(16,746)	31,955
Depreciation and Amortization
Upholstery Group	12,062	13,211	13,723
Casegoods Group	2,042	2,370	3,002
Retail Group	4,704	4,910	4,806
Corporate and Other*	4,671	4,205	4,065
Consolidated	23,479	24,696	25,596
Capital Expenditures
Upholstery Group	11,866	10,245	10,172
Casegoods Group	170	392	1,051
Retail Group	1,922	5,910	7,356
Corporate and Other*	1,667	10,839	7,232
Consolidated	15,625	27,386	25,811
Assets
Upholstery Group	303,898	428,177	472,854
Casegoods Group	92,487	107,338	125,234
Retail Group	54,380	107,835	123,208
Unallocated Assets	101,780	125,520	157,395
Consolidated	$552,545	$768,870	$878,691
Sales by Country
United States	88%	89%	90%
Canada	9%	8%	7%
Other	3%	3%	3%
Total	100%	100%	100%

*	Variable Interest Entities (“VIEs”) are included in Corporate and Other.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Segment Information  – (continued)

During the third quarter of fiscal 2009, the reporting of the warehouse operations was changed to the Upholstery Group from the Retail Group. Since the warehouse operations were expanded to incorporate the warehousing, staging and delivery of independent La-Z-Boy Furniture Galleries® dealers’ products as well as for our Retail Group, the reporting of those warehouses was more appropriately included in our La-Z-Boy wholesale operating unit. This reporting change affected the timing of inter-company revenue and profit recognition for the Upholstery Group. This resulted in a reduction in inter-company sales for the Upholstery Group of $12.1 million and a decrease in inter-company profit of $3.3 million with a corresponding offset recorded in VIEs/Eliminations sales and Corporate and Other operating income. The adjustments did not affect our consolidated operating results.

Note 16: Restructuring

During the past several years, we have entered into various restructuring plans to rationalize our manufacturing facilities and to consolidate warehouse distribution centers and close underperforming retail facilities. In fiscal 2009, restructuring charges reported as a component of Cost of Sales on our Consolidated Statement of Operations were $9.8 million, while restructuring charges of $2.7 million were reported as a line item within our Selling, General and Administrative expenses section of our Consolidated Statement of Operations. In fiscal 2008, restructuring charges reported as a component of Cost of Sales on our Consolidated Statement of Operations were $5.0 million, while restructuring charges of $3.1 million were reported as a line item within our Selling, General and Administrative expenses section of our Consolidated Statement of Operations. With these restructuring plans, we have written-down various fixed assets which were accounted for in accordance with SFAS No. 144. Additionally, we recorded charges for severance and benefits, contract terminations and other transition costs related to relocating manufacturing and closing facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations. The consolidation of these plants is expected to be completed in the first quarter of fiscal 2010, but the conversion of the distribution center will not be completed until the fourth quarter of fiscal 2010. In connection with this consolidation, we recorded pre-tax restructuring charges of $0.2 million in fiscal 2009, covering severance and benefits and the write-down of fixed assets. We expect to incur approximately $2.2 million in additional charges in fiscal 2010.

In the third quarter of fiscal 2009, we committed to a restructuring plan to close our plant in Sherman, Mississippi related to our Bauhaus operations. The closure of this plant was completed in the fourth quarter of fiscal 2009. In connection with this plant closure, we recorded pre-tax restructuring charges of $0.6 million in fiscal 2009, covering severance and benefits ($0.2 million) and the write-down of fixed assets ($0.4 million).

In the third quarter of fiscal 2009, we announced a plan to reduce our company-wide employment to be more in line with today’s sales volume. In connection with this plan, we recorded pre-tax restructuring charges of $1.0 million in fiscal 2009, covering severance and benefits.

In the first quarter of fiscal 2009, we committed to a restructuring plan to close the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation. The closure of this operation occurred in the second quarter of fiscal 2009. In connection with this closure, we recorded pre-tax restructuring charges of $1.9 million in fiscal 2009, covering the write-down of inventory ($1.2 million), the write-down of fixed assets and other restructuring charges ($0.7 million).

During the fourth quarter of fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. We began start up production at our Mexican facility in January 2009. As of the end of fiscal 2009, about 272 employees had completed training and about 144 employees were currently in training at our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Restructuring  – (continued)

Mexican facility. At the end of fiscal 2009, approximately 8% of our domestic cutting and sewing operations were coming from our Mexican facility. By the end of fiscal 2010 we expect 75% to 80% of our domestic cutting and sewing operations to be shifted to our Mexican facility, with the remainder in fiscal 2011. In connection with these activities, we have incurred $10.3 million in restructuring charges since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $2 to $3 million. During fiscal 2009, we had restructuring charges of $7.7 million, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million). Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants.

In the fourth quarter of fiscal 2007, we committed to a restructuring plan which included the closures of two upholstery manufacturing facilities, the closure of a rough mill lumber operation, the consolidation of operations at another upholstery operation and the elimination of a number of positions throughout the remainder of the organization. This plan occurred in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008. During fiscal 2009, we had restructuring reversals of $0.5 million relating to these activities due to lower benefit costs than originally estimated.

During fiscal 2007 and 2008, several of our retail warehouses were consolidated into larger facilities and several underperforming stores were closed. In fiscal 2009, we had restructuring charges of $1.6 million, due to contract terminations relating to these actions. We expect to incur approximately $1.0 million in additional charges in fiscal 2010.

As of April 25, 2009, we had a remaining restructuring liability of $2.6 million which is expected to be settled as follows: $2.4 million in fiscal 2010 and $0.2 million thereafter.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs were as follows:

	Fiscal 2009
(Amounts in thousands)	4/26/2008 Balance	Charges to Expense*	Cash Payments or Asset Write-offs	4/25/2009 Balance
Severance and benefit-related costs	$2,842	$4,149	$(4,969)	$2,022
Fixed asset write-downs, net of gains	—	512	(512)	—
Contract termination costs	939	1,528	(1,937)	530
Other	—	6,271	(6,271)	—
Total restructuring	$3,781	$12,460	$(13,689)	$2,552

*	Charges to expense include $1.8 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs.

	Fiscal 2008
(Amounts in thousands)	4/28/2007 Balance	Charges to Expense**	Cash Payments or Asset Write-offs	4/26/2008 Balance
Severance and benefit-related costs	$2,177	$3,253	$(2,588)	$2,842
Fixed asset write-downs, net of gains	—	364	(364)	—
Contract termination costs	1,257	2,019	(2,337)	939
Other	—	2,499	(2,499)	—
Total restructuring	$3,434	$8,135	$(7,788)	$3,781

**	Charges to expense include $1.1 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, we evaluate our deferred taxes to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Our current and prior year losses present the most significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets. Given the current economic climate and the losses that we have sustained, we have recorded a $50.1 million valuation allowance against the majority of the deferred tax assets of the U.S. operations. State deferred tax assets of $2.0 million for profitable U.S. subsidiaries that file on a separate basis in certain states are considered more likely than not to be realized and therefore do not have a valuation reserve recorded against them. The total valuation allowance recorded for U.S. deferred tax assets was $61.7 million at the end of fiscal 2009 and $11.6 million at the end of fiscal 2008.

At both April 25, 2009 and April 26, 2008 we had state tax assets due to net operating losses and credits of approximately $13.5 million and $12.4 million, respectively. Due to the uncertainty of their actual utilization we have established a valuation reserve at the end of each fiscal year in the amounts of $12.3 million and $9.5 million, respectively. These state net operating losses and credits expire between fiscal year 2010 and fiscal year 2029.

During fiscal 2008 we incurred a federal capital loss on our stock sale of Clayton Marcus. We have recorded a valuation reserve of $2.1 million against the full amount of this potential benefit. This loss can be carried forward three years.

At April 25, 2009 and April 26, 2008, we had non-U.S. tax assets due to net operating losses of $3.0 million and $1.7 million, respectively. The total valuation allowance recorded for non-U.S. deferred tax assets was $3.0 million at the end of fiscal 2009 and $0.5 million at the end of fiscal 2008. The additional reserve recorded during fiscal 2009 related to cumulative losses incurred in our Canadian subsidiary primarily arising from bad debt expenses. Based on the level of cumulative losses, we concluded that it is not more likely than not that the deferred tax asset would be realized and therefore recorded a valuation reserve.

The carry forward periods for using the non-U.S. net operating losses varies by tax jurisdiction and range from 10 to 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Income Taxes  – (continued)

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/25/2009	4/26/2008
Assets
Deferred and other compensation	$15,328	$14,639
Warranty	5,647	5,802
Allowance for doubtful accounts	12,541	6,933
Consolidation of variable interest entities	2,364	12,275
State income tax – net operating losses	14,031	11,948
Restructuring	147	1,078
Workers’ compensation	413	462
Employee benefits	3,014	2,889
Federal capital loss	2,063	1,901
Foreign net operating loss	3,000	—
Pension	6,539	—
Goodwill	2,676	—
Other	4,712	7,466
Valuation reserve	(64,742)	(12,119)
Total deferred tax assets	7,733	53,274
Liabilities
Trade names	(1,964)	(5,695)
Pension	—	(2,179)
Property, plant and equipment	(4,903)	(5,336)
Inventory	(795)	(744)
Total deferred tax liabilities	(7,662)	(13,954)
Net deferred tax assets	$71	$39,320

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of pre-tax income)	4/25/2009	4/26/2008	4/28/2007
Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	—	6.2	1.6
Goodwill impairment	(10.6)	—	—
Repatriation of foreign earnings	—	0.6	3.2
Non-deductible meals and entertainment	(0.2)	(1.7)	1.1
ESOP benefit	0.1	1.9	(1.4)
Change in valuation allowance	(47.5)	3.6	(2.2)
Foreign tax rate differential	(0.7)	3.6	(1.7)
Change in value of life insurance contracts	(1.7)	(2.0)	(0.1)
Federal income tax credits	0.1	1.4	(1.6)
Deduction for U.S. manufacturing	—	—	(0.5)
Change in tax rates	—	(0.8)	—
Non-deductible stock option expense	—	(0.8)	1.0
Miscellaneous items	0.4	1.0	(0.6)
Effective tax rate	(25.1)%	48.0%	33.8%

For our Thailand operating unit, we continue to reinvest its earnings and consequently do not record a deferred tax liability relative to its undistributed earnings. We have reinvested approximately $3.0 million of its earnings. The potential deferred tax attributable to these earnings is not currently estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Income Taxes  – (continued)

Income tax expense applicable to continuing operations consists of the following components (for the fiscal years ended):

(Amounts in thousands)	4/25/2009	4/26/2008	4/28/2007
Federal – current	$(12,988)	$(652)	$14,475
– deferred	32,814	(5,556)	(7,976)
State – current	(207)	(68)	3,501
– deferred	3,933	(600)	(2,144)
Foreign – current	(926)	(4)	2,682
– deferred	1,704	(74)	(448)
Total income tax expense	$24,330	$(6,954)	$10,090

Income from continuing operations before income taxes consists of the following (for the fiscal years ended):

(Amounts in thousands)	4/25/2009	4/26/2008	4/28/2007
United States	$(84,907)	$(14,431)	$20,043
Foreign	(12,110)	(60)	9,815
Total	$(97,017)	$(14,491)	$29,858

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on April 29, 2007. As a result of the adoption of this new accounting standard, we recorded a $3.4 million increase in our liability for uncertain tax positions and related interest and penalties ($2.5 million net of tax), which was accounted for as a cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of April 25, 2009, we had a gross unrecognized tax benefit of $6.0 million. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

(Amounts in thousands)	4/25/2009	4/26/2008
Balance as of April 26, 2008	$7,231	$9,628
Additions:
Positions taken during the current year	73	337
Positions taken during the prior year	118	303
Reductions:
Positions taken during the current year	(38)	—
Positions taken during the prior year	—	(1,317)
Decreases related to settlements with taxing authorities	(908)	(721)
Reductions resulting from the lapse of the statute of limitations	(457)	(999)
Balance as of April 25, 2009	$6,019	$7,231

We recognize interest and penalties associated with uncertain tax positions in income tax expense. Accrued interest and penalties decreased by $0.7 million during fiscal year 2009. We had approximately $0.8 million accrued for interest and penalties as of April 25, 2009. We had approximately $1.5 million accrued for interest and penalties as of April 26, 2008.

It is reasonably possible that various issues relating to $0.5 million of the total gross unrecognized tax benefits totaling $6.0 million as of April 25, 2009 will be resolved within the next twelve months. If recognized $4.4 million of the total $6.0 million of unrecognized tax benefits would decrease our effective tax rate. The majority of this accrual for uncertain income tax positions relates to issues with various state taxing authorities. The issues related to our U.S. federal return are minimal, relating primarily to potential timing adjustments.

Our U.S. federal income tax returns for fiscal years 2006 and subsequent are still subject to audit. In addition, we conduct business in various states. The potential audit periods range from fiscal year April 29, 2000 to April 25, 2009.

Cash paid for taxes, (net of refunds received) during the fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007 was $(2.2) million, $2.6 million and $16.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: Variable Interest Entities

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

We evaluate our transactions and relationships with our La-Z-Boy Furniture Galleries® dealers on a quarterly basis to determine if any of our independent dealers qualify as a variable interest entity and additionally whether we are primary beneficiary for any of the dealers who do qualify as a variable interest entity. We also evaluate our current VIEs on a quarterly basis to determine if they no longer qualify as a variable interest entity.

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Because these entities are accounted for as if the entities were consolidated based on voting interests, we absorb all net losses of the VIEs in excess of their equity. We recognize all net earnings of these VIEs to the extent of recouping the losses previously recorded. Earnings in excess of losses are attributed to equity owners of the dealers and are recorded as minority interest.

During the third quarter of fiscal 2009, we terminated our relationship with our Toronto VIE. However, four of the stores operated by the former dealer were assumed by another dealer in the Toronto market and one was closed. As a result, the dealer who assumed these stores became a VIE. During the fourth quarter of fiscal 2009 it was determined that one of our current VIEs no longer qualified as a variable interest entity. As a result, we deconsolidated this independent dealer. With this change, the total markets decreased by one and the VIE store count decreased by seven in the fourth quarter. We had three consolidated VIEs at April 25, 2009 representing 30 stores and four VIEs at April 26, 2008 representing 34 stores.

The table below shows the impact the VIEs had on our financial statements during fiscal 2009 and fiscal 2008:

	As of
(Amounts in thousands)	4/25/2009	4/26/2008
Current assets	$16,220	$21,202
Other long-term assets	13,132	17,591
Total assets	$29,352	$38,793
Current liabilities	$5,983	$9,705
Other long-term liabilities	3,770	3,408
Total liabilities	$9,753	$13,113

	Year Ended
(Unaudited, amounts in thousands)	4/25/2009	4/26/2008
Net sales, net of inter-company eliminations	$50,856	$51,934
Pre-tax loss	$(7,255)	$(8,037)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: Variable Interest Entities  – (continued)

As of the end of fiscal 2009, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we were not the primary beneficiary. Our total exposure to losses related to these dealers was $2.3 million which consists of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate. We do not have any obligations or commitments to provide additional financial support to these dealers for the remainder of fiscal 2010.

Note 19: Acquisitions, Dispositions, and Discontinued Operations

Acquisitions

In the first quarter of fiscal 2007, we acquired six stores in the southeastern Florida market from a dealer who was previously a VIE of which we were not the primary beneficiary.

Dispositions

During fiscal 2007, we sold several long-lived assets which generated $47.0 million in cash and $14.1 million of gains, which were recorded as a component of S,G&A.

Discontinued Operations

During fiscal 2007 and fiscal 2008, we completed the sale of our Sam Moore, American of Martinsville, and Clayton Marcus operating units, in addition to our Pennsylvania House trade name. These dispositions were accounted for as discontinued operations.

The results of the discontinued operations for Sam Moore, Clayton Marcus, Pennsylvania House, and American of Martinsville for fiscal 2008 and fiscal 2007 were as follows:

(Amounts in thousands)	4/26/2008	4/28/2007
Net sales	$22,622	$122,713
Income (loss) from discontinued operations, net of tax	(2,304)	(16,564)
Gain (loss) on sale of discontinued operations, net of tax	(3,696)	935

In the Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified for fiscal 2008 and 2007.

Note 20: Earnings per Share

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

(Amounts in thousands)	4/25/2009	4/26/2008	4/28/2007
Weighted average common shares outstanding (basic)	51,460	51,408	51,475
Effect of options and unvested restricted stock	—	—	131
Weighted average common shares outstanding (diluted)	51,460	51,408	51,606

The weighted average common shares outstanding (diluted) at April 25, 2009 and April 26, 2008 exclude outstanding stock options and unvested restricted stock of 0.5 million and 0.2 million, respectively, because the net loss from continuing operations in the fiscal year would cause the effect of options and unvested restricted stock to be anti-dilutive.

The effect of options to purchase 2.4 million, 2.7 million and 1.7 million shares for the fiscal years ended April 25, 2009, April 26, 2008, and April 28, 2007, with a weighted average exercise price of $15.48, $15.51 and $17.86, respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the fiscal years and would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21: Fair Value Measurements

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of April 25, 2009:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$7,319	$3,477	$—
Liabilities
Interest rate swap	—	(723)	—
Total	$7,319	$2,754	$—

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

We entered into a three year interest rate swap agreement in order to fix a portion of our floating rate debt. The fair value of the swap agreement was measured as the present value of all expected future cash flows

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21: Fair Value Measurements  – (continued)

based on the LIBOR-based swap yield curve as of the date of the valuation and considered counterparty non-performance risk. These assumptions can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Note 22: Hedging Activities

During the first quarter of fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge. This swap hedges the interest on $20 million of floating rate debt. Under the swap, we are required to pay 3.33% through May 16, 2011 and we receive three month LIBOR from the counterparty. This offsets the three month LIBOR component of interest which we are required to pay under $20 million of floating rate debt. Interest under this debt as of April 25, 2009 was three month LIBOR plus 2.0%.

We executed this interest rate cash flow hedge in order to mitigate our exposure to variability in cash flows for the future interest payments on a designated portion of borrowings. The gains and losses are deferred into accumulated other comprehensive income/loss (with an offset to the hedged item in other current liabilities) until the hedged transaction impacts our earnings. Our interest rate swap agreement was tested for ineffectiveness during the first quarter of fiscal 2009 and was determined to be effective. Our agreement also qualified for the “short cut” method of accounting and therefore we believe that our agreement continues to be effective and therefore, no gains or losses have been recorded in our earnings.

During the year ended April 25, 2009, we deferred losses of $0.7 million into accumulated other comprehensive loss. The fair value of our interest rate swap at April 25, 2009 was $0.7 million, which was included in other current liabilities.

Note 23: Income from Continued Dumping and Subsidy Offset Act

We recorded $8.1 million, $7.1 million and $3.4 million as Income from the Continued Dumping and Subsidy Offset Act, net of legal expenses, during fiscal 2009, fiscal 2008, and fiscal 2007, respectively, from the receipt of funds under the Continued Dumping and Subsidy Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

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

Changes in Internal Control over Financial Reporting. During the fourth quarter of fiscal 2009, we implemented a new manufacturing reporting system at our Mexico facility. We have assessed the internal controls over the key processes affected by the implementation of this system and concluded that we have maintained adequate internal control over financial reporting.

There were no other changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 11, 2009, the Compensation Committee of the Board of Directors adopted two amendments to the La-Z-Boy Incorporated 2004 Long-term Equity Award Plan that, among other things:

•	provides the chief executive officer discretion, within prescribed parameters, to determine the size of awards to certain participants, but not any of the named executive officers.
•	requires reimbursement from a participant who engages in, and benefits from, any intentional misconduct that cause a material inaccuracy in our financial statements or performance metrics under the plan, for the amount of the gain received.

The foregoing is only a summary. Please refer to the copy of the amendments filed as an exhibit to this report for more detailed information.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website “http://www.la-z-boy.com”.

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2009 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2009 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2009 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2009 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2009 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements:

Consolidated Statement of Operations for each of the three fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007
Consolidated Balance Sheet at April 25, 2009 and April 26, 2008
Consolidated Statement of Cash Flows for the fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007
Consolidated Statement of Changes in Shareholders’ Equity for the fiscal years ended April 25, 2009, April 26, 2008 and April 28, 2007
Notes to Consolidated Financial Statements
Management’s Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
(2)	Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 25, 2009
The Report of Independent Registered Public Accounting Firm and Schedule II immediately following this item.
All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

Note: For all exhibits incorporated by reference, the SEC file number is 1-9656. Exhibits not incorporated by reference are being filed or furnished with this report.

(3)	Exhibits:

The following exhibits are filed as part of this report:

Exhibit Number	Description
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	Amendment to Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999)
(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)
(3.4)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of June 13, 2008) (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2008)
(4.1)	Credit Agreement dated as of February 6, 2008 among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wachovia Capital Finance Corporation (Central), as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed February 12, 2008).
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)
(10.2)*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)
(10.3)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997)
(10.4)*	Form of Change in Control Agreement (Incorporated by reference to an exhibit to Form 8-K dated February 6, 1995). In effect for: Kurt L. Darrow, Steven M. Kincaid, Louis M. Riccio, Jr., Otis Sawyer and Mark S. Bacon, Sr.
(10.5)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8-K, filed January 22, 2009)
(10.6)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 28, 2006)
(10.7)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as amended through June 13, 2008 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2008)
(10.8)*	Sample award agreement under the 2004 Long-Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.9)*	Executive Incentive Compensation Plan - Description as of June 16, 2006 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.10)*	First 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2009.
(10.11)*	Second 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 15, 2009.
(11)	Statement regarding computation of per share earnings (See Note 20 to the Consolidated Financial Statements included in Item 8)
(12)	Not applicable
(13)	Not applicable
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)

Exhibit Number	Description
(24)	Not applicable
(31)	Certifications pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(99)	Not applicable
(100)	Not applicable
*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 15, 2009 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Detroit, Michigan
June 15, 2009

LA-Z-BOY INCORPORATED AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Year	Additions			Deductions	Balance at End of Year
Description		Charged to Costs and Expenses		Charged to Other Accounts
Allowance for doubtful accounts, deducted from accounts and notes receivable in the balance sheet:
April 25, 2009	$20,743	$28,123	(a)	$—	$(16,172)(c)	$32,694
April 26, 2008	15,577	8,550		—	(3,384)(c)	20,743
April 28, 2007	17,431	3,790		(925)(b)	(4,719)(c)	15,577
Allowance for deferred tax assets:
April 25, 2009	$12,119	$52,623		$—	$—	$64,742
April 26, 2008	11,520	3,449		(2,850)(b)	—	12,119
April 28, 2007	10,422	1,098		—	—	11,520

(a)	Includes $2,869 related to accounts receivable from a VIE that was deconsolidated in fiscal 2009.
(b)	Allowance of companies disposed of.
(c)	Deductions, representing uncollectible accounts written off less recoveries of accounts receivable written off in prior years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 15, 2009	LA-Z-BOY INCORPORATED
BY	/s/ Kurt L. Darrow President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 15, 2009, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J.W. Johnston J.W. Johnston Chairman of the Board of Directors	/s/ J.H. Foss J.H. Foss Director
/s/ K.L. Darrow K.L. Darrow President and Chief Executive Officer, Director	/s/ D.K. Hehl D.K. Hehl Director
/s/ R.M. Gabrys R.M. Gabrys Director	/s/ R.E. Lipford R.E. Lipford Director
/s/ H.G. Levy H.G. Levy Director	/s/ N.R. Qubein N.R. Qubein Director
/s/ W.A. McCollough W.A. McCollough Director	/s/ J.L. Thompson J.L. Thompson Director
/s/ J.E. Kerr J.E. Kerr Director	/s/ L.M. Riccio, Jr. L.M. Riccio, Jr. Senior Vice President and Chief Financial Officer
/s/ M.L. Mueller M.L. Mueller Vice President, Corporate Controller and Chief Accounting Officer