Form 10-Q
period 2009-07-25
LA-Z-BOY INC
filed 2009-08-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JULY 25, 2009
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 25, 2009
Common Shares, $1.00 par value	51,479,970

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2010

TABLE OF CONTENTS
		Page Number(s)
PART I Financial Information (Unaudited)
Item 1.	Financial Statements
	Consolidated Statement of Operations	3
	Consolidated Balance Sheet	4
	Consolidated Statement of Cash Flows	5
	Consolidated Statement of Changes in Equity	6
	Notes to Consolidated Financial Statements
	Note 1. Basis of Presentation	7
	Note 2. Interim Results	7
	Note 3. Reclassification	7
	Note 4. Restricted Cash	8
	Note 5. Inventories	8
	Note 6. Pension Plans	8
	Note 7. Financial Guarantees and Product Warranties	8-9
	Note 8. Stock-Based Compensation	9
	Note 9. Total Comprehensive Income (Loss)	10
	Note 10. Segment Information	10-11
	Note 11. Restructuring	11-13
	Note 12. Income Taxes	13
	Note 13. Variable Interest Entities	13-14
	Note 14. Earnings per Share	15
	Note 15. Fair Value Measurements	15-16
	Note 16. Hedging Activities	17
	Note 17. Recent Accounting Pronouncements	17-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Cautionary Statement Concerning Forward-Looking Statements	19
	Introduction	19-21
	Results of Operations	22-25
	Liquidity and Capital Resources	25-28
	Restructuring	28-30
	Critical Accounting Policies	30
	Regulatory Developments	30
	Recent Accounting Pronouncements	30
	Business Outlook	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II Other Information
Item 1A.	Risk Factors	32
Item 6.	Exhibits	32

Signature Page		33

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	First Quarter Ended

(Unaudited, amounts in thousands, except per share data)	7/25/09	7/26/08
Sales	$262,671	$321,652
Cost of sales
Cost of goods sold	181,549	235,596
Restructuring	736	5,795
Total cost of sales	182,285	241,391
Gross profit	80,386	80,261
Selling, general and administrative	77,456	91,270
Write-down of intangibles	—	1,292
Restructuring	301	781
Operating income (loss)	2,629	(13,082)
Interest expense	980	1,495
Interest income	276	932
Other income, net	711	143
Earnings (loss) before income taxes	2,636	(13,502)
Income tax expense (benefit)	439	(5,044)
Net income (loss)	2,197	(8,458)
Less net income attributable to noncontrolling interests	214	86
Net income (loss) attributable to La-Z-Boy Incorporated	$1,983	$(8,544)

Basic average shares	51,479	51,428
Basic net income (loss) attributable to La-Z-Boy Incorporated per share	$0.04	$(0.17)

Diluted average shares	51,479	51,428
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$0.04	$(0.17)

Dividends paid per share	$—	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	7/25/09	4/25/09
Current assets
Cash and equivalents	$38,333	$17,364
Restricted cash	500	18,713
Receivables, net of allowance of $24,408 at 7/25/09 and $28,385 at 4/25/09	137,552	147,858
Inventories, net	142,276	140,178
Deferred income taxes—current	795	795
Other current assets	28,074	22,872
Total current assets	347,530	347,780
Property, plant and equipment, net	146,593	150,234
Trade names	3,100	3,100
Other long-term assets, net of allowance of $1,492 at 7/25/09 and $4,309 at 4/25/09	48,359	51,431
Total assets	$545,582	$552,545

Current liabilities
Current portion of long-term debt	$2,121	$8,724
Accounts payable	39,245	41,571
Accrued expenses and other current liabilities	77,037	75,733
Total current liabilities	118,403	126,028
Long-term debt	47,052	52,148
Deferred income taxes	732	724
Other long-term liabilities	65,657	63,875
Contingencies and commitments	—	—
Equity
La-Z-Boy Incorporated shareholders’ equity:
Common shares, $1 par value	51,480	51,478
Capital in excess of par value	198,361	205,945
Retained earnings	81,352	70,769
Accumulated other comprehensive loss	(22,059)	(22,698)
Total La-Z-Boy Incorporated shareholders' equity	309,134	305,494
Noncontrolling interests	4,604	4,276
Total equity	313,738	309,770
Total liabilities and equity	$545,582	$552,545

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
	First Quarter Ended
(Unaudited, amounts in thousands)	7/25/09	7/26/08
Cash flows from operating activities
Net income (loss)	$2,197	$(8,458)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Gain on sale of assets	(13)	(2,066)
Write-down of intangibles	—	1,292
Restructuring	1,037	6,576
Provision for doubtful accounts	2,362	4,203
Depreciation and amortization	6,109	5,954
Stock-based compensation expense	1,007	869
Change in receivables	8,898	14,170
Change in inventories	(2,098)	10,906
Change in payables	(2,326)	(6,448)
Change in other assets and liabilities	(3,396)	(23,718)
Change in deferred taxes	8	1,161
Total adjustments	11,588	12,899
Net cash provided by operating activities	13,785	4,441

Cash flows from investing activities
Proceeds from disposals of assets	1,686	4,981
Capital expenditures	(1,439)	(7,372)
Purchases of investments	(1,199)	(5,449)
Proceeds from sales of investments	2,664	5,794
Change in restricted cash	17,007	(288)
Change in other long-term assets	(15)	71
Net cash provided by (used for) investing activities	18,704	(2,263)

Cash flows from financing activities
Proceeds from debt	10,460	14,635
Payments on debt	(22,159)	(18,857)
Dividends paid	—	(2,077)
Net cash used for financing activities	(11,699)	(6,299)

Effect of exchange rate changes on cash and equivalents	179	(39)
Change in cash and equivalents	20,969	(4,160)
Cash and equivalents at beginning of period	17,364	14,477
Cash and equivalents at end of period	$38,333	$10,317

Cash paid (net of refunds) during period – income taxes	$266	$923
Cash paid during period - interest	$725	$1,126

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre-hensive Loss	Noncontrolling Interests	Total
At April 26, 2008	$51,428	$209,388	$190,215	$(227)	$2,582	$453,386
Comprehensive loss
Net income (loss)			(121,347)		121
Unrealized loss on marketable securities arising during the period (net of tax of $0.4 million)				(4,332)
Reclassification adjustment for loss on marketable securities included in net loss				5,180
Translation adjustment				(622)	447
Change in fair value of cash flow hedge				(723)
Net actuarial (loss)				(21,974)
Total comprehensive loss						(143,250)
Stock issued for stock and employee benefit plans, net of cancellations	50	(7,262)	7,078			(134)
Stock option, restricted stock and performance based stock expense		3,819				3,819
Change in noncontrolling interest upon consolidation of VIE and other changes in noncontrolling interests					1,126	1,126
Dividends paid			(5,177)			(5,177)
At April 25, 2009	51,478	205,945	70,769	(22,698)	4,276	309,770

Comprehensive income
Net income			1,983		214
Unrealized gain on marketable securities arising during the period				867
Reclassification adjustment for gain on marketable securities included in net income				(21)
Translation adjustment				(720)	114
Net pension amortization				527
Change in fair value of cash flow hedge				(14)
Total comprehensive income						2,950
Stock issued for stock and employee benefit plans, net of cancellations	2	(8,591)	8,600			11
Stock option, restricted stock and performance based stock expense		1,007				1,007
At July 25, 2009	$51,480	$198,361	$81,352	$(22,059)	$4,604	$313,738

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying financial statements include the consolidated accounts of La-Z-Boy Incorporated, our wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which we are the primary beneficiary.  The April 25, 2009 balance sheet was derived from audited financial statements, adjusted for the adoption of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”).

The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our fiscal 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period. During the quarter ended July 25, 2009, we recorded income of approximately $0.6 million, primarily as a reduction of cost of goods sold, related to a correction of amounts recorded in fiscal 2009 as a foreign currency translation adjustment in shareholders’ equity. We determined that the impact of this adjustment is not material to fiscal 2009 or the projected fiscal 2010 year.

In December 2007, the FASB issued SFAS No. 160, which amends the accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent.  SFAS No. 160 requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations.

Effective April 26, 2009, we adopted SFAS No. 160 and applied it retrospectively which affected only presentation and disclosure.  As a result, we reclassified noncontrolling interests in the amount of $4.3 million from other long-term liabilities and accumulated other comprehensive loss to equity in the April 25, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under SFAS No. 160.  Recorded amounts for prior periods previously presented as Net income (loss), which are now presented as Net income (loss) attributable to La-Z-Boy Incorporated, have not changed as a result of the adoption of SFAS No. 160.

Note 2: Interim Results

The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 24, 2010.

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation.

Note 4: Restricted Cash

At July 25, 2009 and April 25, 2009, we had short-term restricted cash of $0.5 million and $18.7 million, respectively, related to our captive insurance company. Prior to April 25, 2009, restricted cash was primarily used to support our liability for workers’ compensation claims and premiums. In the first quarter of fiscal 2010 La-Z-Boy Incorporated assumed the obligations related to workers’ compensation and obtained regulatory approval to transfer substantially all of the assets from our captive insurance company to La-Z-Boy Incorporated. As a result of these changes, restricted cash was reduced to $0.5 million at July 25, 2009 representing the remaining invested capital in our captive insurance company.

Note 5: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/25/09	4/25/09
Raw materials	$58,268	$53,498
Work in process	11,322	11,281
Finished goods	98,434	101,147
FIFO inventories	168,024	165,926
Excess of FIFO over LIFO	(25,748)	(25,748)
Inventories, net	$142,276	$140,178

Note 6: Pension Plans

Net periodic pension costs were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/25/09	7/26/08
Service cost	$261	$328
Interest cost	1,400	1,359
Expected asset return	(1,206)	(1,728)
Net amortization	527	—
Net periodic pension cost (benefit)	$982	$(41)

We did not make any contributions to the plans during the first quarter of fiscal 2010.  We are not required to make any contributions to the defined benefit plan in fiscal year 2010; however we have the discretion to make contributions.

Note 7: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to notes and leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The guarantees are generally for real estate leases and have remaining terms of one to three years. These guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of these agreements that we have entered into, but they are not material to our financial position.

We would be required to perform under these agreements only if the dealer were to default on the lease or note. The maximum amount of potential future payments under these guarantees was $2.8 million as of July 25, 2009.

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

A reconciliation of the changes in our product warranty liability is as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/25/09	7/26/08
Balance as of the beginning of the period	$14,394	$14,334
Accruals during the period	3,337	4,104
Settlements during the period	(3,434)	(3,793)
Balance as of the end of the period	$14,297	$14,645

Note 8:  Stock-Based Compensation

In the first quarter of fiscal 2010, we granted 1.4 million stock options to employees. Compensation expense for stock options is equal to the fair value on the date of the award and is recognized over the service period. The vesting period for our stock options ranges from one to four years. The fair value for the employee stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. The turnover rate was estimated at the date of grant based on historical experience. The fair value of stock options granted during the first quarter of fiscal 2010 was calculated using the following assumptions:

7/25/09
Risk-free interest rate	1.5%
Dividend rate	—
Expected life in years	4.0
Stock price volatility	80.7%
Turnover rate	3.0%
Fair value per share	$2.59

Additionally, we granted 0.5 million restricted shares to employees during the first quarter of fiscal 2010. Compensation expense for restricted stock is equal to the market value of our common shares on the date of the award and is recognized over the service period. The vesting period for our restricted shares ranges from one to five years.

Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation for the first quarter of fiscal 2010 and the first quarter of fiscal 2009 was $1.0 and $0.9 million, respectively.

Note 9:  Total Comprehensive Income (Loss)

The components of total comprehensive income (loss) are as follows:

	First Quarter Ended
	7/25/09		7/26/08
(Unaudited, amounts in thousands)	Attributable to La-Z-Boy Incorporated	Non- controlling Interest	Attributable to La-Z-Boy Incorporated	Non- controlling Interest
Net income (loss)	$1,983	$214	$(8,544)	$86
Other comprehensive income (loss):
Translation adjustment	(720)	114	(173)	(159)
Change in fair value of cash flow hedge	(14)	—	278	—
Net pension amortization	527	—	—	—
Unrealized gains/(losses) on marketable securities arising during the period	846	—	(746)	—
Total comprehensive income (loss)	$2,622	$328	$(9,185)	$(73)

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

Retail Group. The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores in eight primary markets.  The Retail Group sells upholstered furniture to end consumers, as well as casegoods and other accessories.

	First Quarter Ended
(Unaudited, amounts in thousands)	7/25/09	7/26/08
Sales
Upholstery Group	$196,692	$237,118
Casegoods Group	35,865	48,121
Retail Group	35,961	42,427
VIEs/Eliminations	(5,847)	(6,014)
Consolidated	$262,671	$321,652

Operating income (loss)
Upholstery Group	$16,290	$9,857
Casegoods Group	(121)	1,377
Retail Group	(5,668)	(10,010)
Corporate and Other*	(6,835)	(6,438)
Restructuring	(1,037)	(6,576)
Intangible Write-down	—	(1,292)
	$2,629	$(13,082)

*Variable Interest Entities ("VIEs") are included in corporate and other.

Note 11: Restructuring

During the past several years, we have entered into various restructuring plans to rationalize our manufacturing facilities, consolidate warehouse distribution centers and close underperforming retail facilities. With these restructuring plans, we have written-down various fixed assets which were accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Additionally, we recorded charges for severance and benefits, contract terminations and other transition costs related to relocating and closing facilities, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert another facility into a distribution center. The consolidation of these plants occurred in the first quarter of fiscal 2010. The conversion of the distribution center is expected to be completed by the end of the fourth quarter of fiscal 2010. In connection with these activities, we have incurred $0.8 million in restructuring charges since the inception of this plan for severance and benefits, write-down of fixed assets and other restructuring charges. In the first quarter of fiscal 2010 we recorded pre-tax restructuring charges of $0.6 million, covering severance and benefits and other restructuring costs. We expect to incur approximately $1.5 million in additional charges in fiscal 2010 related to severance and benefits and other restructuring costs. During fiscal 2009, we had restructuring charges of $0.2 million, covering severance and benefits and the write-down of fixed assets. We expect these changes to result in annual cost savings of approximately $5 to $6 million.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. At the end of the first quarter of fiscal 2010, we had about 620 employees at our Mexican facility and approximately 21% of our domestic cutting and sewing operations have been transferred to our Mexican facility. By the end of fiscal 2010 we expect 100% of our domestic fabric and 75% to 80% of our domestic leather cutting and sewing operations to be shifted to our Mexican facility. We plan to shift the remaining leather cutting and sewing operations in the first quarter of fiscal 2011. In connection with these activities, we have incurred $10.4 million in restructuring charges since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $1 to $2 million. During the first quarter of fiscal 2010, we had restructuring charges of $0.1 million, covering severance and benefits. During fiscal 2009, we had restructuring charges of $7.7 million, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million). Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants. We anticipate these changes will result in annual cost savings of approximately $20 million.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the first quarter of fiscal 2010, we had restructuring charges of $0.3 million related to contract terminations. We expect to incur approximately $0.2 million of additional charges in the remainder of fiscal 2010. During fiscal 2009, we had restructuring charges of $1.6 million related to contract terminations.

During fiscal 2009, we committed to restructuring plans to close a plant in Sherman, Mississippi related to our Bauhaus operations, to reduce our company-wide employment to be more in line with sales volume, and to close the operations of our La-Z-Boy U.K. subsidiary. The closure of the plant in Sherman, Mississippi was completed in the fourth quarter of fiscal 2009. The closure of our La-Z-Boy U.K. subsidiary occurred in the second quarter of fiscal 2009. In connection with these plans, we recorded pre-tax restructuring charges of $3.5 million in fiscal 2009, covering severance and benefits ($1.2 million), the write-down of inventory ($1.2 million) and the write-down of fixed assets and other restructuring charges ($1.1 million). Additionally, during fiscal 2009 we had reversals of $0.5 million relating to our restructuring plans in fiscal 2007.

As of July 25, 2009, we had a remaining restructuring liability of $2.2 million which is expected to be settled as follows: $1.6 million in the remainder of fiscal 2010 and $0.6 million thereafter.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2010
(Unaudited, amounts in thousands)	4/25/09 Balance	Charges to Expense *	Cash Payments or Asset Write-Offs	7/25/09 Balance
Severance and benefit-related costs	$2,022	$343	$(553)	$1,812
Contract termination costs	530	301	(412)	419
Other	—	393	(393)	—
Total restructuring	$2,552	$1,037	$(1,358)	$2,231
* Charges to expense include $0.1 million of non-cash charges for contract termination costs.

		Fiscal 2009
(Unaudited, amounts in thousands)	4/26/08 Balance	Charges to Expense **	Cash Payments or Asset Write-Offs	4/25/09 Balance
Severance and benefit-related costs	$2,842	$4,149	$(4,969)	$2,022
Fixed asset write-downs, net of gains	—	512	(512)	—
Contract termination costs	939	1,528	(1,937)	530
Other	—	6,271	(6,271)	—
Total restructuring	$3,781	$12,460	$(13,689)	$2,552
** Charges to expense include $1.8 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs.

Note 12: Income Taxes

Our 16.7% effective tax rate for the first quarter of fiscal 2010 resulted primarily from an increase in estimated federal income tax benefits of approximately $0.9 million associated with the completion of our fiscal 2009 federal income tax return, offset in part by the effect of a higher expected full year effective tax rate related to the valuation allowance on our deferred tax assets. Our effective tax rate was also impacted by the relatively low level of pre-tax income reported for the quarter ended July 25, 2009.

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

We evaluate our transactions and relationships with our La-Z-Boy Furniture Galleries® dealers on a quarterly basis to determine if any of our independent dealers qualify as a variable interest entity and additionally whether we are the primary beneficiary for any of the dealers who do qualify as a variable interest entity. We also evaluate our current VIEs on a quarterly basis to determine if they no longer qualify as a variable interest entity.

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. Due to the adoption of SFAS No. 160, all earnings and losses attributed to these VIEs are recorded as Net income (loss) attributable to noncontrolling interests. Previously, all losses of the VIEs in excess of their equity were recorded as Net income (loss) and all earnings of these VIEs to the extent of recouping the losses were recorded as Net income (loss). Earnings in excess of losses were attributed to equity owners of the dealers and were recorded as minority interest.

We had three consolidated VIEs during the first quarter of fiscal 2010 representing 30 stores and four consolidated VIEs during the first quarter of fiscal 2009 representing 34 stores.

The table below shows information concerning our consolidated VIEs during fiscal 2010 and fiscal 2009:

	As of
(Unaudited, amounts in thousands)	7/25/09	4/25/09
Current assets	$16,204	$16,220
Other long-term assets	13,403	13,132
Total assets	$29,607	$29,352

Current liabilities	$7,374	$5,983
Other long-term liabilities	2,973	3,770
Total liabilities	$10,347	$9,753

	First Quarter Ended
(Unaudited, amounts in thousands )	7/25/09	7/26/08
Net sales, net of inter-company eliminations	$11,739	$14,077
Net income (loss)	$103	$(1,060)

As of the end of the first quarter of fiscal 2010, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we were not the primary beneficiary. Our total exposure to losses related to these dealers was $2.7 million which consists of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate. We do not have any obligations or commitments to provide additional financial support to these dealers for the remainder of fiscal 2010.

Note 14: Earnings per Share

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	7/25/09	7/26/08
Numerator (basic and diluted):
Net income (loss) attributable to La-Z-Boy Incorporated	$1,983	$(8,544)
Income allocated to participating securities	(30)	—
Dividends on participating securities	—	(21)
Net income (loss) available to common shareholders	$1,953	$(8,565)

	First Quarter Ended
(Unaudited, amounts in thousands)	7/25/09	7/26/08
Denominator:
Basic common shares (based upon weighted average)	51,479	51,428
Add:
Stock option dilution	—	—
Diluted common shares	51,479	51,428

Effective April 26, 2009 we adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such stock awards are considered participating securities under FSP EITF 03-6-1. As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Unvested restricted stock awards were previously included in our diluted share calculation using the treasury stock method. At July 26, 2008, we did not allocate any loss to the unvested stock awards (participating securities), due to their anti-dilutive effect.

Note 15: Fair Value Measurements

We adopted FASB Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, for our financial assets and liabilities effective April 27, 2008. We adopted SFAS No. 157 for non-financial assets and liabilities effective April 26, 2009. Adoption of SFAS No. 157 did not have a material effect on our financial position, results of operations or cash flows.

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of July 25, 2009:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$7,454	$2,481	$—

Liabilities
Interest rate swap	—	(737)	—
Total	$7,454	$1,744	$—

We hold available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans. The fair value measurements for our available-for-sale securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time.

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

Note 16: Hedging Activities

During the first quarter of fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge.  This swap hedges the interest on $20 million of floating rate debt. Under the swap, we are required to pay 3.33% through May 16, 2011 and we receive three month LIBOR from the counterparty. This offsets the three month LIBOR component of interest which we are required to pay under $20 million of floating rate debt. Interest under this debt as of July 25, 2009 was three month LIBOR plus 1.75%.

We executed this interest rate cash flow hedge in order to mitigate our exposure to variability in cash flows for the future interest payments on a designated portion of borrowings. The gains and losses are deferred into accumulated other comprehensive loss (with an offset to the hedged item in other long-term liabilities) until the hedged transaction impacts our earnings. Our interest rate swap agreement was tested for ineffectiveness during the first quarter of fiscal 2009 and was determined to be effective. Our agreement also qualified for the “short cut” method of accounting and therefore we believe that our agreement continues to be effective and therefore, no gains or losses have been recorded in our earnings.

During the first quarter ended July 25, 2009, we deferred losses of $0.7 million into accumulated other comprehensive loss. The fair value of our interest rate swap at July 25, 2009 was $0.7 million, which was included in other long-term liabilities.

Note 17: Recent Accounting Pronouncements

FASB Staff Position FAS 132R-1: Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This document expands the disclosures related to postretirement benefit plan assets to include disclosures concerning a company’s investment policies for benefit plan assets and categories of plan assets. This document further expands the disclosure requirements to include fair value of plan assets, including the levels within the fair value hierarchy and other related disclosures under SFAS No. 157, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, and any concentrations of risk related to the plan assets.

This statement will be effective for our fiscal 2010 year end and will require expanded disclosures. The adoption of this FSP will not have a material impact on our consolidated financial statements.

FASB Statement of Financial Accounting Standards No.165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009.

We adopted SFAS No. 165 in the first quarter of fiscal 2010 and it had no impact on our consolidated financial statements. SFAS No. 165 also requires that we disclose the date through which we have evaluated subsequent events, which was August 18, 2009, the date of issuance for our interim consolidated financial statements as of and for the fiscal quarter ended July 25, 2009.

FASB Statement of Financial Accounting Standards No.166

In May 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 amends the accounting and disclosure guidance relating to SFAS No. 140. SFAS No. 166 eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”) and it also requires a transferor to evaluate all existing QSPEs to determine whether it must be consolidated in accordance with SFAS No. 167. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009 and interim periods within those years.

We are currently evaluating the impact SFAS No. 166 will have on our consolidated financial statements and disclosures. This statement will be effective for interim periods beginning in fiscal 2011.

FASB Statement of Financial Accounting Standards No.167

In May 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities (“VIEs”). The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FIN 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 and interim periods within those years.

We are currently evaluating the impact SFAS No. 167 will have on our consolidated financial statements and disclosures. This statement will be effective for interim periods beginning in fiscal 2011.

FASB Statement of Financial Accounting Standards No.168

In May 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the single source of authoritative generally accepted accounting principles (GAAP) in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission (SEC). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and instead establishes two levels of guidance – authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009.

As the Codification is not intended to change or alter existing GAAP, it will not have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction to La-Z-Boy Incorporated’s key businesses and strategies. We then provide a discussion of our results of operations, liquidity and capital resources, quantitative and qualitative disclosures about market risk, and critical accounting policies.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence and demographics; (b) continued economic recession and fluctuations in our stock price; (c) changes in the real estate and credit markets and the potential impacts on our customers and suppliers; (d) the impact of terrorism or war; (e) continued energy and other commodity price changes; (f) the impact of logistics on imports; (g) the impact of interest rate and currency exchange rate changes; (h) supply, labor or distribution disruptions; (i) effects of restructuring actions; (j) changes in the domestic or international regulatory environment; (k) the impact of adopting new accounting principles; (l) the impact from natural events such as hurricanes, earthquakes and tornadoes; (m) the ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (n) unanticipated labor/industrial actions; (o) those matters discussed in Item 1A of our fiscal 2009 Annual Report and factors relating to acquisitions and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

Introduction

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 68 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 68 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 317 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish their homes.

In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the first quarter of fiscal 2010 we had three VIEs, operating 30 stores, included in our Consolidated Statement of Operations.   During the first quarter of fiscal 2009 we had four VIEs, operating 34 stores, included in our Consolidated Statement of Operations.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group.  In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. Also included in the Upholstery Group are the operating units Bauhaus and England.  This group primarily manufactures and sells upholstered furniture to proprietary stores.  Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group.  Our Casegoods Group today is primarily an importer, marketer and distributor of casegoods (wood) furniture.  During fiscal 2010, our remaining two casegoods manufacturing facilities are being consolidated.  The operating units in the Casegoods Group are American Drew/Lea, Hammary and Kincaid.  Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group.  The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the East Coast of the United States and also including Southeastern Florida.  The Retail Group sells upholstered furniture, as well as casegoods and other accessories to end consumers through the retail network.

The chart below shows the current structure of the La-Z-Boy Furniture Galleries® store network.

In addition to our La-Z-Boy Furniture Galleries® store network, we also have a distribution model known as ComfortStudios®.  ComfortStudios® are defined spaces within a larger retailer that are dedicated to displaying La-Z-Boy branded furniture with the average size of the space being about 5,000 square feet.  As of July 25, 2009, we had 475 ComfortStudios®.  We expect to open approximately 45 new ComfortStudios® during the remainder of fiscal 2010.  Kincaid, England and Lea also have in-store gallery programs.

During the first quarter of fiscal 2010, we implemented SFAS No. 160, the new accounting standard which changes how companies account for noncontrolling interests.  In the past, income attributable to noncontrolling interests (formerly referred to as minority interests) was recorded as a reduction to operating income.  Under the new accounting standard, net income attributable to noncontrolling interests is now presented as a separate line item on our Consolidated Statement of Operations.  Additionally, in the past, we absorbed any losses incurred by VIEs in excess of their equity.  Under the new accounting method, these losses are included in the net income attributable to noncontrolling interests and, as a result, are not included in the net income attributable to La-Z-Boy Incorporated.  Prior-year reclassifications were made to be consistent with current year presentation.  However, as required by the accounting standard, net income attributable to La-Z-Boy Incorporated was not restated to exclude the VIE losses.

Results of Operations
Analysis of Operations: Quarter Ended July 25, 2009
(First Quarter 2010 compared with 2009)

	Quarter Ended
(Unaudited, amounts in thousands, except per share amounts and percentages)	7/25/09	7/26/08	Percent change
Upholstery sales	$196,692	$237,118	(17.0)%
Casegoods sales	35,865	48,121	(25.5)%
Retail sales	35,961	42,427	(15.2)%
Other/eliminations*	(5,847)	(6,014)	2.8%
Consolidated sales	$262,671	$321,652	(18.3)%

Consolidated gross profit	$80,386	$80,261	0.2%
Consolidated gross margin	30.6%	25.0%

Consolidated S,G&A	$77,456	$91,270	(15.1)%
S,G&A as a percent of sales	29.5%	28.4%

Upholstery operating income	$16,290	$9,857	65.3%
Casegoods operating income (loss)	(121)	1,377	(108.8)%
Retail operating loss	(5,668)	(10,010)	43.4%
Corporate and other	(6,835)	(6,438)	(6.2)%
Intangible write-down	—	(1,292)	N/A
Restructuring	(1,037)	(6,576)	84.2%
Consolidated operating income (loss)	$2,629	$(13,082)	120.1%

Upholstery operating margin	8.3%	4.2%
Casegoods operating margin	(0.3)%	2.9%
Retail operating margin	(15.8)%	(23.6)%
Consolidated operating margin	1.0%	(4.1)%

Net income (loss) attributable to La-Z-Boy Incorporated	$1,983	$(8,544)

Net income (loss) per share attributable to La-Z-Boy Incorporated	$0.04	$(0.17)
* Includes sales from our VIEs.

Sales

Consolidated sales were down 18.3% when compared with the first quarter of fiscal 2009 due in large part to the challenging economic conditions including the weak retail environment, low consumer confidence, an uncertain housing market and a poor credit environment.  The challenging conditions coupled with our decision to limit our exposure and credit support to certain independent dealers was reflected in our overall decrease in sales.

Upholstery Group sales were down 17.0% compared with the first quarter of fiscal 2009. Sales price increases resulted in a 1.2% increase in sales; however this was offset by the overall decrease in sales volume due to the challenging economic conditions.  Additionally in the first quarter of fiscal 2009, our upholstery group sales were affected by the change in contractual relationships with our third party carriers and resulted in an increase in sales for that period.

Casegoods Group sales decreased 25.5% compared with the first quarter of fiscal 2009. The decrease in sales volume occurred across all of our Casegoods operating units due to weak consumer demand and the challenging economic conditions.  Additionally, casegoods product tends to be a higher ticket purchase compared to upholstered furniture, therefore we believe the consumer is postponing these purchases to a greater extent than they are upholstery.

Retail Group sales decreased 15.2% when compared with the first quarter of fiscal 2009.  The decrease in sales was related to the challenging economic conditions including the weak retail environment, which continued to negatively affect the home furnishings market.

Included in Other/eliminations were the sales by our VIEs and the elimination of sales from our Upholstery and Casegoods Groups to our Retail Group.  The change in Other/eliminations was attributable to a slight decrease in intercompany sales eliminations for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Offsetting this was a decrease in sales of our VIEs in the first quarter fiscal 2010 when compared to the first quarter of fiscal 2009, due to business conditions, as well as having four less stores.

Gross Margin

Gross margin increased 5.6 percentage points in the first quarter of fiscal 2010 in comparison to the first quarter of fiscal 2009.   Compared with the prior year’s first quarter, we had some favorable impact due to lower raw material costs and benefited slightly from selling price increases taken early in fiscal 2009.  However, the main cause for the increase in our gross margin was realizing efficiencies in our manufacturing facilities as a result of the many changes we made in our conversion to cellular manufacturing and more efficient capacity utilization due to the various restructurings we completed in recent years.  These restructurings eliminated redundant costs by closing plants and reducing our workforce to enable our operations to run efficiently.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased by about $13.8 million when compared to the prior year’s first quarter,  however as a percent of sales, S,G&A increased by about 1.1 percentage points.  The percentage increase was mainly the result of the decline in sales volume.  During the first quarter of fiscal 2009, we realized gains on property sales of $2.1 million compared to an insignificant gain in the first quarter of fiscal 2010 which lowered S,G&A in the prior year first quarter.  Advertising costs, bad debt expense and commissions expense decreased 25.6% in the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009.  While advertising costs decreased, advertising as a percent of sales increased from 4.2% in the first quarter of fiscal 2009 to 4.5% in the first quarter of fiscal 2010.  Although we have focused on cost containment, we have maintained a strong advertising presence in the marketplace.  The remainder of the decrease in selling, general and administrative expenses was a result of our overall reduction in operating expenses to be more in alignment with the current sales volumes.

Intangible Write-Down

The intangible write-down of $1.3 million in the first quarter of fiscal 2009 was the result of committing to a plan to close the operations of our La-Z-Boy U.K. subsidiary.

Restructuring

Restructuring costs totaled $1.0 million for the first quarter of fiscal 2010 as compared with $6.6 million in the first quarter of fiscal 2009. The restructuring costs in the first quarter of fiscal 2010 related to the consolidation of our casegoods manufacturing plant, in addition to ongoing severance as we transition our domestic cut and sew operations to our Mexico facility and the ongoing costs for our closed retail facilities.  The restructuring costs in fiscal 2009 related to the closure of our Tremonton, Utah facility, the closure of our Sherman, Mississippi facility, the restructuring of our La-Z-Boy U.K. facility and the ongoing costs for the closure of retail facilities.  These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities.

Operating Margin

Our consolidated operating margin was 1.0% for the first quarter of fiscal 2010 and included 0.4 percentage points of restructuring charges.  Operating margin for the first quarter of fiscal 2009 was (4.1)% and included 2.0 percentage points of restructuring and 0.4 percentage points for the write-down of intangibles.

The Upholstery Group operating margin increased 4.1 percentage points when compared with the first quarter of fiscal 2009.  Our upholstery group operating margin was positively impacted by efficiencies we gained through our change to a cellular manufacturing footprint.  Additionally, selling price increases positively impacted our operating margin.

Our Casegoods Group operating margin decreased by 3.2 percentage points in the first quarter of fiscal 2010 when compared with the first quarter of fiscal 2009.  In the first quarter of fiscal 2010 our casegoods group continued to offer deep discounts in order to sell slow moving and obsolete inventory.  This decision, coupled with the challenging market for casegoods furniture causing a 25.5% decrease in sales volume, resulted in our lower operating margin.

Our Retail Group operating margin improved significantly during the first quarter of fiscal 2010 in comparison to the first quarter of fiscal 2009.  The 7.8 percentage point improvement was a direct result of our focus on reducing costs throughout the second half of fiscal 2009.  These changes had a favorable impact on our operating margin even on the large decrease in sales volume.

Corporate and Other operating loss in the first quarter of fiscal 2010 increased $0.4 million when compared to the first quarter of fiscal 2009.  Realized gains on property sales for the first quarter of fiscal 2010 were $2.1 million lower than the first quarter of fiscal 2009.  This was offset by our overall reduction in operating expenses.

Interest Expense

Interest expense for the first quarter of fiscal 2010 was less than the first quarter of fiscal 2009 due to a $53.3 million decrease in our average debt.  Our weighted average interest rate increased 0.2 percentage points in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.

Income Taxes

Our 16.7% effective tax rate for the first quarter of fiscal 2010 resulted primarily from an increase in estimated federal income tax benefits of approximately $0.9 million associated with the completion of our fiscal 2009 federal income tax return, offset in part by the effect of a higher expected full year effective tax rate related to the valuation allowance on our deferred tax assets.  Our effective tax rate was also impacted by the relatively low level of pre-tax income reported for the quarter ended July 25, 2009.

Liquidity and Capital Resources

Our total assets at the end of the first quarter of fiscal 2010 decreased $7.0 million compared with the end of fiscal 2009.

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. These sources have been adequate for day-to-day operations and capital expenditures.  We had cash and equivalents of $38.3 million at July 25, 2009, compared to $17.4 million at April 25, 2009.  In the first quarter of fiscal 2010, restricted cash decreased by $18.2 million and became available to be used for operations due to a change in our captive insurance company.  Additionally, we expect to receive approximately $14 million in fiscal 2010 in the form of tax refunds based on net operating loss carryovers generated on our various income tax returns filed during the first quarter of fiscal 2010.

Under our credit agreement we have certain covenants and restrictions, including a fixed charge coverage ratio requirement which would become effective if excess availability fell below $30.0 million.  Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit agreement.  We do not expect to fall below the required excess availability thresholds in the next twelve months.  As of July 25, 2009 we had $30.0 million outstanding on our credit facility and $70.5 million of excess availability, compared to $35.0 million outstanding and $65.0 million of excess availability as of April 25, 2009.  As of July 25, 2009, we met our 1.05 to 1.00 fixed charge coverage ratio requirement.

Our borrowing capacity is based on eligible trade accounts receivables and inventory of the company.  While our inventory levels increased slightly, our accounts receivable and the amount outstanding on our credit facility decreased during the first quarter of fiscal 2010. As a result, the capacity to borrow on the line remained somewhat flat during the first quarter of fiscal 2010.  However, further deterioration of the overall economic conditions could impact the credit worthiness of our customers and could have a negative impact on our availability.

Further deterioration of market conditions could reduce our sales volume further and have a negative impact on our results of operations, cash flows and financial position including, but not limited to, significant operating losses.  Volatile and disrupted global capital markets could continue to adversely affect the cost and availability of funding.  Some lenders have reduced or ceased to provide funding to borrowers.  However, our lenders have not indicated to us that they would stop providing funding or not honor their obligations in our credit agreement.

In the fourth quarter of fiscal 2009 we made the decision to suspend our quarterly dividend because of the deteriorating economic conditions.  At that time we found it more prudent to conserve cash and redirect those funds back into the company.

Capital expenditures for the first quarter of fiscal 2010 were $1.4 million compared with $7.4 million during the first quarter of fiscal 2009.  There are no material purchase commitments for capital expenditures, which are expected to be in the range of $12 million to $14 million in fiscal 2010.  We expect restructuring costs from our plan to consolidate the cutting and sewing operations in Mexico and our plan to consolidate our North Carolina casegoods manufacturing plants to impact cash by $2.7 million during the remainder of fiscal 2010 and $0.4 million in fiscal 2011.

We expect to pay our contractual obligations due in the remainder of fiscal 2010 using our cash flow from operations, our $38.3 million of cash on hand as of July 25, 2009 and the $70.5 million of availability under our credit facility.  We believe our present cash balance, cash flows from operations and current availability under our credit agreement will be sufficient to fund our business needs.  In order to manage our liquidity during the remainder of fiscal 2010 we plan to review all planned capital expenditures and proceed with only those necessary to sustain or improve productivity and manage inventory levels and operating expenses based on current sales volumes.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	First Quarter Ended
(Unaudited, amounts in thousands)	7/25/09	7/26/08
Operating activities
Net income (loss)	$2,197	$(8,458)
Non-cash add backs and changes in deferred taxes	9,473	11,413
Restructuring	1,037	6,576
Working capital	1,078	(5,090)
Cash provided by operating activities	13,785	4,441

Investing activities	18,704	(2,263)

Financing activities
Net decrease in debt	(11,699)	(4,222)
Other financing activities, mainly dividends	—	(2,077)
Cash used for financing activities	(11,699)	(6,299)

Exchange rate changes	179	(39)
Net increase (decrease) in cash and equivalents	$20,969	$(4,160)

Operating Activities

During the first quarter of fiscal 2010, net cash provided by operating activities was $13.8 million, compared with $4.4 million provided by operating activities in the first quarter of fiscal 2009.  Our net income in the first quarter of fiscal 2010 versus our net loss in the first quarter of fiscal 2009, as well as positive cash flow from working capital were the main reasons for the increase.  The working capital cash used for operations in the first quarter of fiscal 2009 was a result of a decrease in our payroll and benefit liabilities and a decrease in our customer deposits during the first quarter of fiscal 2009.

Investing Activities

During the first quarter of fiscal 2010, net cash provided by investing activities was $18.7 million, whereas $2.3 million was used for investing activities during fiscal 2009.  The increase in net cash provided by investing activities resulted primarily from the change in restricted cash during the quarter.

Financing Activities

We used $11.7 million of cash for financing activities in the first quarter of fiscal 2010 compared with $6.3 million of cash used for financing activities during the first quarter of fiscal 2009.  Our financing activities in the first quarter of fiscal 2010 included a net pay down of debt of $11.7 million, compared to a $4.2 million net pay down of debt in the first quarter of fiscal 2009.  In addition to these financing activities, our first quarter of fiscal 2009 also included dividend payments of $2.1 million.

In the first quarter of fiscal 2008, we adopted FIN 48 and as a consequence, the balance sheet at the end of the first quarter of fiscal 2010 reflected a $6.0 million liability for uncertain income tax positions.  Of this amount only a nominal amount will be settled within the next 12 months.  The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.   There were no material changes to our contractual obligations table during the quarter.

Our debt-to-capitalization ratio was 13.5% at July 25, 2009 and 16.4% at April 25, 2009.  Capital is defined as total debt and capital lease obligations plus total equity.

Our Board of Directors has authorized the repurchase of company stock.  As of July 25, 2009, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first quarter of fiscal 2010.

We have guaranteed various leases and notes of dealers with proprietary stores. The total amount of these guarantees was $2.8 million at July 25, 2009. Of this, $1.6 million will expire within one year and $1.2 million in one to three years. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the first quarter of fiscal 2010, we had $31.4 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Restructuring

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert another facility into a distribution center. The consolidation of these plants occurred in the first quarter of fiscal 2010.  The conversion of the distribution center is expected to be completed by the end of the fourth quarter of fiscal 2010. In connection with these activities, we have incurred $0.8 million in restructuring charges since the inception of this plan for severance and benefits, write-down of fixed assets and other restructuring charges.  In the first quarter of fiscal 2010 we recorded pre-tax restructuring charges of $0.6 million, covering severance and benefits and other restructuring costs. We expect to incur approximately $1.5 million in additional charges in fiscal 2010 related to severance and benefits and other restructuring costs. During fiscal 2009, we had restructuring charges of $0.2 million, covering severance and benefits and the write-down of fixed assets.  We expect these changes to result in annual cost savings of approximately $5 to $6 million.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. At the end of the first quarter of fiscal 2010, we had about 620 employees at our Mexican facility and approximately 21% of our domestic cutting and sewing operations have been transferred to our Mexican facility. By the end of fiscal 2010 we expect 100% of our domestic fabric and 75% to 80% of our domestic leather cutting and sewing operations to be shifted to our Mexican facility. We plan to shift the remaining leather cutting and sewing operations in the first quarter of fiscal 2011. In connection with these activities, we have incurred $10.4 million in restructuring charges since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $1 to $2 million. During the first quarter of fiscal 2010, we had restructuring charges of $0.1 million, covering severance and benefits.  During fiscal 2009, we had restructuring charges of $7.7 million, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million).  Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants. We anticipate these changes will result in annual cost savings of approximately $20 million.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the first quarter of fiscal 2010, we had restructuring charges of $0.3 million related to contract terminations.  We expect to incur approximately $0.2 million of additional charges in the remainder of fiscal 2010.  During fiscal 2009, we had restructuring charges of $1.6 million related to contract terminations.

During fiscal 2009, we committed to restructuring plans to close a plant in Sherman, Mississippi related to our Bauhaus operations, to reduce our company-wide employment to be more in line with sales volume, and to close the operations of our La-Z-Boy U.K. subsidiary. The closure of the plant in Sherman, Mississippi was completed in the fourth quarter of fiscal 2009.  The closure of our La-Z-Boy U.K. subsidiary occurred in the second quarter of fiscal 2009.  In connection with these plans, we recorded pre-tax restructuring charges of $3.5 million in fiscal 2009, covering severance and benefits ($1.2 million), the write-down of inventory ($1.2 million) and the write-down of fixed assets and other restructuring charges ($1.1 million).  Additionally, during fiscal 2009 we had reversals of $0.5 million relating to our restructuring plans in fiscal 2007.

As of July 25, 2009, we had a remaining restructuring liability of $2.2 million which is expected to be settled as follows: $1.6 million in the remainder of fiscal 2010 and $0.6 million thereafter.

Restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2010
(Unaudited, amounts in thousands)	4/25/09 Balance	Charges to Expense *	Cash Payments or Asset Write-Offs	7/25/09 Balance
Severance and benefit-related costs	$2,022	$343	$(553)	$1,812
Contract termination costs	530	301	(412)	419
Other	—	393	(393)	—
Total restructuring	$2,552	$1,037	$(1,358)	$2,231
* Charges to expense include $0.1 million of non-cash charges for contract termination costs.

		Fiscal 2009
(Unaudited, amounts in thousands)	4/26/08 Balance	Charges to Expense **	Cash Payments or Asset Write-Offs	4/25/09 Balance
Severance and benefit-related costs	$2,842	$4,149	$(4,969)	$2,022
Fixed asset write-downs, net of gains	—	512	(512)	—
Contract termination costs	939	1,528	(1,937)	530
Other	—	6,271	(6,271)	—
Total restructuring	$3,781	$12,460	$(13,689)	$2,552
** Charges to expense include $1.8 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 25, 2009.

Regulatory Developments

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. The Dispute Settlement Body of the World Trade Organization (“WTO”) ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for duties collected on imports entered into the United States after September 30, 2007.  The government is withholding a portion of the CDSOA funds as a result of two lower court cases involving the CDSOA that were decided against the government on constitutional grounds and that have been appealed.  Although the U.S. Court of Appeals for the Federal Circuit has subsequently reversed one of those lower court cases, that decision still may be subject to further judicial review.  The resolution of these legal appeals will have a significant impact on the amount of additional CDSOA funds we receive.

In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.  However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.  We received $8.1 million during fiscal 2009, $7.1 million during fiscal 2008 and $3.4 million during fiscal 2007 in CDSOA payments and funds related to the antidumping order on wooden bedroom furniture from China.

Recent Accounting Pronouncements

Refer to Note 17 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 25, 2009.

Business Outlook

Although our year-over-year sales decline was lower than in the past two quarters, we believe the operating environment will remain challenging for the remainder of the year.  Against that backdrop, we will continue to manage our business aggressively and make any necessary adjustments that volume trends may dictate while having a disciplined focus on running our operations as efficiently as possible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt under which we had $25.4 million of borrowings at July 25, 2009.  In May 2008, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on $20.0 million of our floating rate debt.  Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2010 based upon the current levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Therefore, we believe that gains or losses resulting from changes in the value of foreign currencies will not be material to our results from operations in fiscal year 2010.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first quarter of fiscal 2010.  Our risk factors are disclosed in our Form 10-K for the year ended April 25, 2009.

ITEM 6. EXHIBITS

Exhibit Number	Description
(4.2)
First Amendment to Credit Agreement dated April 1, 2008 among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wachovia Capital Finance Corporation (Central), as administrative agent for the lenders.

(4.3)
Second Amendment to Credit Agreement dated July 13, 2009 among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wachovia Capital Finance Corporation (Central), as administrative agent for the lenders.

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

Date: August 18, 2009

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the registrant and as
Chief Accounting Officer