Form 10-Q
period 2009-10-24
LA-Z-BOY INC
filed 2009-11-17
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED OCTOBER 24, 2009
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                   No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2009
Common Shares, $1.00 par value	51,546,055

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Second Quarter Ended

(Unaudited, amounts in thousands, except per share data)	10/24/09	10/25/08
Sales	$300,707	$331,948
Cost of sales
Cost of goods sold	204,962	243,090
Restructuring	663	2,236
Total cost of sales	205,625	245,326
Gross profit	95,082	86,622
Selling, general and administrative	84,697	101,499
Write-down of goodwill	—	408
Restructuring	520	687
Operating income (loss)	9,865	(15,972)
Interest expense	831	1,651
Interest income	199	630
Other income (expense), net	236	(685)
Earnings (loss) before income taxes	9,469	(17,678)
Income tax expense	3,762	36,032
Net income (loss)	5,707	(53,710)
Net (income) loss attributable to noncontrolling interests	200	(34)
Net income (loss) attributable to La-Z-Boy Incorporated	$5,907	$(53,744)

Basic average shares	51,527	51,458
Basic net income (loss) attributable to La-Z-Boy Incorporated per share	$0.11	$(1.05)

Diluted average shares	51,755	51,458
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$0.11	$(1.05)

Dividends paid per share	$—	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended

(Unaudited, amounts in thousands, except per share data)	10/24/09	10/25/08
Sales	$563,378	$653,600
Cost of sales
Cost of goods sold	386,511	478,685
Restructuring	1,399	8,032
Total cost of sales	387,910	486,717
Gross profit	175,468	166,883
Selling, general and administrative	162,153	192,770
Write-down of goodwill	—	1,700
Restructuring	821	1,467
Operating income (loss)	12,494	(29,054)
Interest expense	1,810	3,146
Interest income	475	1,562
Other income (expense), net	945	(541)
Earnings (loss) before income taxes	12,104	(31,179)
Income tax expense	4,201	30,988
Net income (loss)	7,903	(62,167)
Net (income) attributable to noncontrolling interests	(13)	(121)
Net income (loss) attributable to La-Z-Boy Incorporated	$7,890	$(62,288)

Basic average shares	51,503	51,443
Basic net income (loss) attributable to La-Z-Boy Incorporated per share	$0.15	$(1.21)

Diluted average shares	51,551	51,443
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$0.15	$(1.21)

Dividends paid per share	$—	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	10/24/09	4/25/09
Current assets
Cash and equivalents	$59,037	$17,364
Restricted cash	500	18,713
Receivables, net of allowance of $25,195 at 10/24/09 and $28,385 at 4/25/09	162,878	147,858
Inventories, net	138,946	140,178
Deferred income taxes—current	795	795
Other current assets	15,956	22,872
Total current assets	378,112	347,780
Property, plant and equipment, net	142,704	150,234
Trade names	3,100	3,100
Other long-term assets	48,183	51,431
Total assets	$572,099	$552,545

Current liabilities
Current portion of long-term debt	$2,067	$8,724
Accounts payable	46,318	41,571
Accrued expenses and other current liabilities	86,167	75,733
Total current liabilities	134,552	126,028
Long-term debt	46,911	52,148
Deferred income taxes	724	724
Other long-term liabilities	67,950	63,875
Contingencies and commitments	—	—
Equity
La-Z-Boy Incorporated shareholders’ equity:
Common shares, $1 par value	51,546	51,478
Capital in excess of par value	199,585	205,945
Retained earnings	87,342	70,769
Accumulated other comprehensive loss	(20,955)	(22,698)
Total La-Z-Boy Incorporated shareholders' equity	317,518	305,494
Noncontrolling interests	4,444	4,276
Total equity	321,962	309,770
Total liabilities and equity	$572,099	$552,545

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/09	10/25/08	10/24/09	10/25/08
Cash flows from operating activities
Net income (loss)	$5,707	$(53,710)	$7,903	$(62,167)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on sale of assets	(75)	(604)	(88)	(2,670)
Write-down of long-lived assets	200	—	200	—
Write-down of goodwill	—	408	—	1,700
Restructuring	1,183	2,923	2,220	9,499
Provision for doubtful accounts	2,152	4,797	4,514	9,000
Depreciation and amortization	6,135	5,989	12,244	11,943
Stock-based compensation expense	1,621	986	2,628	1,855
Change in receivables	(26,484)	(22,261)	(17,586)	(8,091)
Change in inventories	3,329	(63)	1,231	10,843
Change in other assets	11,106	2,272	6,439	(529)
Change in payables	7,073	8,375	4,747	1,927
Change in other liabilities	10,282	(5,199)	11,553	(26,117)
Change in deferred taxes	(8)	41,677	—	42,838
Total adjustments	16,514	39,300	28,102	52,198
Net cash provided by (used for) operating activities	22,221	(14,410)	36,005	(9,969)

Cash flows from investing activities
Proceeds from disposals of assets	230	2,805	1,916	7,786
Capital expenditures	(1,340)	(2,618)	(2,779)	(9,990)
Purchases of investments	(1,338)	(3,516)	(2,537)	(8,965)
Proceeds from sales of investments	1,445	5,233	4,109	11,027
Change in restricted cash	—	(2,668)	17,007	(2,956)
Change in other long-term assets	29	158	14	229
Net cash provided by (used for) investing activities	(974)	(606)	17,730	(2,869)

Cash flows from financing activities
Proceeds from debt	10,213	24,831	20,673	39,466
Payments on debt	(10,408)	(6,430)	(32,567)	(25,287)
Dividends paid	—	(2,074)	—	(4,151)
Net cash provided by (used for) financing activities	(195)	16,327	(11,894)	10,028

Effect of exchange rate changes on cash and equivalents	(348)	(604)	(168)	(643)
Change in cash and equivalents	20,704	707	41,673	(3,453)
Cash and equivalents at beginning of period	38,333	10,317	17,364	14,477
Cash and equivalents at end of period	$59,037	$11,024	$59,037	$11,024

Cash paid (net of refunds) during period – income taxes	$(13,348)	$(719)	$(13,082)	$204
Cash paid during period - interest	$563	$1,287	$1,288	$2,413

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 26, 2008	$51,428	$209,388	$190,215	$(227)	$2,582	$453,386
Comprehensive loss
Net income (loss)			(121,347)		121
Unrealized loss on marketable securities arising during the period (net of tax of $0.4 million)				(4,332)
Reclassification adjustment for loss on marketable securities included in net loss				5,180
Translation adjustment				(622)	447
Change in fair value of cash flow hedge				(723)
Net actuarial (loss)				(21,974)
Total comprehensive loss						(143,250)
Stock issued for stock and employee benefit plans, net of cancellations	50	(7,262)	7,078			(134)
Stock option, restricted stock and performance based stock expense		3,819				3,819
Change in noncontrolling interest upon consolidation of VIE and other changes in noncontrolling interests					1,126	1,126
Dividends paid			(5,177)			(5,177)
At April 25, 2009	51,478	205,945	70,769	(22,698)	4,276	309,770

Comprehensive income
Net income			7,890		13
Unrealized gain on marketable securities arising during the period				1,626
Reclassification adjustment for gain on marketable securities included in net income				(88)
Translation adjustment				(850)	155
Net pension amortization				1,054
Change in fair value of cash flow hedge				1
Total comprehensive income						9,801
Stock issued for stock and employee benefit plans, net of cancellations	68	(8,976)	8,683			(225)
Stock option, restricted stock and performance based stock expense		2,616				2,616
At October 24, 2009	$51,546	$199,585	$87,342	$(20,955)	$4,444	$321,962

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying financial statements include the consolidated accounts of La-Z-Boy Incorporated, our wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which we are the primary beneficiary.  The April 25, 2009 balance sheet was derived from audited financial statements, adjusted for the amendment of accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent.  This standard requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations.

Effective April 26, 2009, we adopted this standard and applied it retrospectively which affected only presentation and disclosure.  As a result, we reclassified noncontrolling interests in the amount of $4.3 million from other long-term liabilities and accumulated other comprehensive loss to equity in the April 25, 2009 Consolidated Balance Sheet.  Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under this standard.  Recorded amounts for prior periods previously presented as Net income (loss), which are now presented as Net income (loss) attributable to La-Z-Boy Incorporated, have not changed as a result of this adoption.

The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our fiscal 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period.  During the first quarter of fiscal 2010, we recorded income of approximately $0.6 million, primarily as a reduction of cost of goods sold, related to a correction of amounts recorded in fiscal 2009 as a foreign currency translation adjustment in shareholders’ equity.  We determined that the impact of this adjustment was not material to fiscal 2009 or the projected fiscal 2010 year.

We evaluated subsequent events through November 17, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Note 2: Interim Results

The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 24, 2010.

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation.

Note 4: Restricted Cash

At October 24, 2009 and April 25, 2009, we had short-term restricted cash of $0.5 million and $18.7 million, respectively, related to our wholly-owned insurance company.  Prior to April 25, 2009, restricted cash was primarily used to support our liability for workers’ compensation claims and premiums.  In the first quarter of fiscal 2010 La-Z-Boy Incorporated assumed the obligations related to our workers’ compensation and obtained regulatory approval to transfer substantially all of the assets from our wholly-owned insurance company, to La-Z-Boy Incorporated.  As a result of these changes, restricted cash was reduced to $0.5 million, representing the remaining invested capital in our wholly-owned insurance company.

Note 5: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/24/09	4/25/09
Raw materials	$60,804	$53,498
Work in process	11,702	11,281
Finished goods	92,188	101,147
FIFO inventories	164,694	165,926
Excess of FIFO over LIFO	(25,748)	(25,748)
Inventories, net	$138,946	$140,178

Note 6: Pension Plans

Net periodic pension costs were as follows:
	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/09	10/25/08	10/24/09	10/25/08
Service cost	$261	$328	$522	$656
Interest cost	1,400	1,359	2,800	2,718
Expected return on plan assets	(1,206)	(1,728)	(2,412)	(3,456)
Net amortization	527	—	1,054	—
Net periodic pension cost (benefit)	$982	$(41)	$1,964	$(82)

We did not make any contributions to the plans during the second quarter of fiscal 2010.  We are not required to make any contributions to the defined benefit plan in fiscal year 2010; however we have the discretion to make contributions.

Note 7: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to notes and leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The guarantees are generally for real estate leases and have remaining terms of one to three years. These guarantees enhance the credit of these dealers. The dealer is required to make periodic fee payments to compensate us for our guarantees. We have recognized liabilities for the fair values of these agreements that we have entered into, but they are not material to our consolidated financial statements.

We would be required to perform under these agreements only if the dealer were to default on the lease or note. The maximum amount of potential future payments under these guarantees was $2.3 million as of October 24, 2009.

We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. This estimate is based on historical claims and adjusted for currently known warranty issues.  While our claims in fiscal 2010 declined, our experience indicated that the time from when the products shipped until a claim was settled has increased, so we did not see a corresponding decrease in our outstanding liability.

A reconciliation of the changes in our product warranty liability is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/09	10/25/08	10/24/09	10/25/08
Balance as of the beginning of the period	$14,297	$14,645	$14,394	$14,334
Accruals during the period	3,383	3,993	6,720	8,097
Settlements during the period	(3,387)	(4,201)	(6,821)	(7,994)
Balance as of the end of the period	$14,293	$14,437	$14,293	$14,437

Note 8:  Stock-Based Compensation

Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation was $1.6 million and $2.6 million, for the second quarter and first six months of fiscal 2010, respectively.  For the second quarter and first six months of fiscal 2009, we recorded compensation expense for all equity based compensation of $1.0 million and $1.9 million, respectively.

In the second quarter of fiscal 2010 we granted 0.1 million deferred stock units to our non-employee directors.  We account for deferred stock units as liability-based awards; the compensation expense is initially measured and recognized based on the market price of our common stock at the grant date.  The liability is re-measured and adjusted based on our stock price at the end of each reporting period until paid.  Expense relating to the deferred stock units recorded in Selling, General and Administrative expense was $0.9 million and $1.3 million, for the second quarter and first six months of fiscal 2010, respectively.  For the second quarter and first six months of fiscal 2009, expense relating to deferred stock units was $0.4 million.

Note 9:  Total Comprehensive Income (Loss)

The components of total comprehensive income (loss) are as follows:

	Second Quarter Ended
	10/24/09			10/25/08
(Unaudited, amounts in thousands)	Attributable to La-Z-Boy Incorporated	Non- controlling Interest	Total	Attributable to La-Z-Boy Incorporated	Non- controlling Interest	Total
Net income (loss)	$5,907	$(200)	$5,707	$(53,744)	$34	$(53,710)
Other comprehensive income (loss):
Translation adjustment	(130)	41	(89)	(1,129)	1,370	241
Change in fair value of cash flow hedge	15	—	15	(502)	—	(502)
Net pension amortization	527	—	527	—	—	—
Unrealized gains/(losses) on marketable securities arising during the period	692	—	692	(4,034)	—	(4,034)
Total comprehensive income (loss)	$7,011	$(159)	$6,852	$(59,409)	$1,404	$(58,005)

	Six Months Ended
	10/24/09			10/25/08
(Unaudited, amounts in thousands)	Attributable to La-Z-Boy Incorporated	Non- controlling Interest	Total	Attributable to La-Z-Boy Incorporated	Non- controlling Interest	Total
Net income (loss)	$7,890	$13	$7,903	$(62,288)	$121	$(62,167)
Other comprehensive income (loss):
Translation adjustment	(850)	155	(695)	(1,302)	1,211	(91)
Change in fair value of cash flow hedge	1	—	1	(224)	—	(224)
Net pension amortization	1,054	—	1,054	—	—	—
Unrealized gains/(losses) on marketable securities arising during the period	1,538	—	1,538	(4,780)	—	(4,780)
Total comprehensive income (loss)	$9,633	$168	$9,801	$(68,594)	$1,332	$(67,262)

Note 10: Segment Information

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group.  The operating units in the Upholstery Group are La-Z-Boy, England, and Bauhaus. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group. The operating units in the Casegoods Group are American Drew/Lea, Kincaid, and Hammary. This group primarily sells manufactured or imported wood furniture to furniture retailers.  Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some upholstered furniture.

Retail Group. The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores in eight primary markets.  The Retail Group sells upholstered furniture to end consumers, as well as casegoods and other accessories.

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/09 (13 weeks)	10/25/08 (13 weeks)	10/24/09 (26 weeks)	10/25/08 (26 weeks)
Sales
Upholstery Group	$232,780	$247,934	$429,472	$485,052
Casegoods Group	37,302	48,473	73,167	96,594
Retail Group	38,014	39,484	73,976	81,911
VIEs	12,248	11,793	23,987	25,871
Other/eliminations	(19,637)	(15,736)	(37,224)	(35,828)
Consolidated	$300,707	$331,948	$563,378	$653,600

Operating income (loss)
Upholstery Group	$25,359	$8,338	$41,649	$18,194
Casegoods Group	(184)	755	(305)	2,132
Retail Group	(5,301)	(10,391)	(10,969)	(20,401)
VIEs	(402)	(2,621)	(137)	(3,709)
Corporate and Other	(8,424)	(8,722)	(15,524)	(14,071)
Goodwill write-down	—	(408)	—	(1,700)
Restructuring	(1,183)	(2,923)	(2,220)	(9,499)
	$9,865	$(15,972)	$12,494	$(29,054)

Note 11: Restructuring

During the past several years, we have committed to various restructuring plans to rationalize our manufacturing facilities, consolidate warehouse distribution centers and close underperforming retail facilities. With these restructuring plans, we have written-down various fixed assets. Additionally, we recorded charges for severance and benefits, contract terminations and other transition costs related to relocating and closing facilities.

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert another facility into a distribution center. The consolidation of these plants occurred in the first quarter of fiscal 2010.  The conversion of the distribution center is expected to be completed by the end of the fourth quarter of fiscal 2010. In connection with these activities, we have incurred $1.9 million in restructuring charges since the inception of this plan for severance and benefits, write-down of fixed assets and other restructuring charges.  In the second quarter and first six months of fiscal 2010, we recorded pre-tax restructuring charges of $1.1 million and $1.7 million, respectively, covering severance and benefits and other restructuring costs in connection with this plan. We expect to incur approximately $0.7 million in additional charges in fiscal 2010 related to severance and benefits and other restructuring costs under this plan. During fiscal 2009, the plan resulted in restructuring charges of $0.2 million, covering severance and benefits and the write-down of fixed assets.  These changes, once fully completed, are expected to result in annual cost savings of approximately $5 to $6 million based on current volume.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. At the end of the second quarter of fiscal 2010, we had about 840 employees at our Mexican facility. Because our Mexican facility is still in the beginning stages of production, only about 33% of our domestic cutting and sewing operations have been transferred to our Mexican facility. By the end of fiscal 2010 we expect 100% of our domestic fabric cutting and sewing operations to be shifted to our Mexican facility. We plan to begin shifting the domestic leather cutting and sewing operations in the second quarter of fiscal 2011. In connection with these activities, we have recorded $10.0 million in restructuring charges, net of reversals since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $1.0 million to $1.5 million during the next twelve months. During the second quarter and first six months of fiscal 2010, we had restructuring charges, net of reversals of $(0.4) million and $(0.3) million, respectively, covering severance and benefits under this plan.  The reversal of restructuring charges relate to a decrease in our estimated healthcare costs for this plan.  During fiscal 2009, the plan resulted in restructuring charges of $7.7 million, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million).  Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants. These changes, once fully completed are expected to result in annual cost savings of approximately $20 million.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the second quarter and first six months of fiscal 2010, we had restructuring charges of $0.5 million and $0.8 million, respectively, related to contract terminations.  We expect to incur approximately $0.5 million of additional charges in the remainder of fiscal 2010.  During fiscal 2009, we had restructuring charges of $1.6 million related to contract terminations.

During fiscal 2009, we committed to restructuring plans to close a plant in Sherman, Mississippi related to our Bauhaus operations, to reduce our company-wide employment to be more in line with our sales volume, and to close the operations of our La-Z-Boy U.K. subsidiary. The closure of the plant in Sherman, Mississippi was completed in the fourth quarter of fiscal 2009.  The closure of our La-Z-Boy U.K. subsidiary occurred in the second quarter of fiscal 2009.  In connection with these plans, we recorded pre-tax restructuring charges of $3.5 million in fiscal 2009, covering severance and benefits ($1.2 million), the write-down of inventory ($1.2 million) and the write-down of fixed assets and other restructuring charges ($1.1 million).  We do not expect to incur any additional charges related to these restructuring plans.

Additionally, during fiscal 2009 we had reversals of $0.5 million relating to our restructuring plans in fiscal 2007.

As of October 24, 2009, we had a remaining restructuring liability of $1.9 million which is expected to be settled as follows: $1.3 million in the remainder of fiscal 2010 and $0.6 million thereafter.

For the current fiscal year to date, restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2010
(Unaudited, amounts in thousands)	4/25/09 Balance	Charges to Expense *	Cash Payments or Asset Write-Offs	10/24/09 Balance
Severance and benefit-related costs	$2,022	$(30)	$(777)	$1,215
Contract termination costs	530	821	(669)	682
Other	—	1,429	(1,429)	—
Total restructuring	$2,552	$2,220	$(2,875)	$1,897
*	Charges to expense include $0.1 million of non-cash charges for contract termination costs.

		Fiscal 2009
(Unaudited, amounts in thousands)	4/26/08 Balance	Charges to Expense **	Cash Payments or Asset Write-Offs	4/25/09 Balance
Severance and benefit-related costs	$2,842	$4,149	$(4,969)	$2,022
Fixed asset write-downs, net of gains	—	512	(512)	—
Contract termination costs	939	1,528	(1,937)	530
Other	—	6,271	(6,271)	—
Total restructuring	$3,781	$12,460	$(13,689)	$2,552
**	Charges to expense include $1.8 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs. Inventory write-downs of $1.2 million are included in “Other.”

Note 12: Income Taxes

Our effective tax rates for the first six months of fiscal 2010 and fiscal 2009 were 34.7% and 99.0%, respectively.  For fiscal 2010, a higher estimated effective tax rate was offset by an additional federal tax refund.  The significantly higher rate for the first six months of fiscal 2009 resulted primarily from the recording of a $38.2 million valuation allowance against our deferred tax assets.

Note 13: Variable Interest Entities

Financial accounting standards require the “primary beneficiary” of a VIE to include the VIE’s assets, liabilities and operating results in its consolidated financial statements.   In general, a VIE is a corporation, partnership, limited-liability company, trust or any other legal structure used to conduct activities or hold assets that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

Based on the criteria for consolidation of VIEs, we have consolidated dealers where we were the primary beneficiary based on the fair value of our variable interests.  All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary.  In fiscal 2010, all earnings and losses attributed to these VIEs are recorded as Net income (loss) attributable to noncontrolling interests.  Prior to fiscal 2010, all losses of the VIEs in excess of their equity were recorded as Net income (loss) and all earnings of these VIEs to the extent of recouping the losses were recorded as Net income (loss).  Earnings in excess of losses were attributed to equity owners of the dealers and were recorded as minority interest.

We had three consolidated VIEs during the second quarter and first six months of fiscal 2010 representing 31 stores and four consolidated VIEs during the second quarter and first six months of fiscal 2009 representing 34 stores.  The decrease was the result of our Cleveland VIE no longer being consolidated during fiscal 2010 which resulted in a decrease of 7 stores.  This was offset by an increase of 4 stores relating to the changes we made with our Toronto VIE during the second half of fiscal 2009.

The table below shows information concerning our consolidated VIEs during fiscal 2010 and fiscal 2009:

	As of
(Unaudited, amounts in thousands)	10/24/09	4/25/09
Current assets	$17,967	$16,220
Other long-term assets	13,427	13,132
Total assets	$31,394	$29,352

Current liabilities	$7,898	$5,983
Other long-term liabilities	2,969	3,085
Total liabilities	$10,867	$9,068

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands )	10/24/09	10/25/08	10/24/09	10/25/08
Net sales, net of inter-company eliminations	$12,248	$11,793	$23,987	$25,871
Net loss	$(514)	$(2,444)	$(411)	$(3,503)

In addition to our consolidated VIEs, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we were not the primary beneficiary.  Our total exposure to losses related to these dealers was $2.2 million which consists of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We do not have any obligations or commitments to provide additional financial support to these dealers for the remainder of fiscal 2010.

Note 14: Earnings per Share

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share were as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/09	10/25/08	10/24/09	10/25/08
Numerator (basic and diluted):
Net income (loss) attributable to La-Z-Boy Incorporated	$5,907	$(53,744)	$7,890	$(62,288)
Income allocated to participating securities	(122)	—	(141)	—
Dividends on participating securities	—	(32)	—	(53)
Net income (loss) available to common shareholders	$5,785	$(53,776)	$7,749	$(62,341)

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/09	10/25/08	10/24/09	10/25/08
Denominator:
Basic common shares (based upon weighted average)	51,527	51,458	51,503	51,443
Add:
Stock option dilution	228	—	48	—
Diluted common shares	51,755	51,458	51,551	51,443

Share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities.  We granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such stock awards are considered participating securities.  As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the “two-class method.”  The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Unvested restricted stock awards were previously included in our diluted share calculation using the treasury stock method.  For the second quarter and first six months ended October 25, 2008, we did not allocate any loss to the unvested stock awards (participating securities), due to their anti-dilutive effect.

The effect of options to purchase 1.9 million and 2.6 million shares for the quarters ended October 24, 2009 and October 25, 2008 with a weighted average exercise price of $14.97 and $15.44 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.

Note 15: Fair Value Measurements

Accounting standards require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The various levels of the fair value hierarchy are described as follows:

•	Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

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

Accounting standards require the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of October 24, 2009:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$8,230	$2,266	$—

Liabilities
Interest rate swap	—	(721)	—
Total	$8,230	$1,545	$—

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

Note 16:  Hedging Activities

During the first quarter of fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge.  This swap hedges the interest on $20 million of floating rate debt.  Under the swap, we are required to pay 3.33% through May 16, 2011 and we receive three month LIBOR from the counterparty. This offsets the three month LIBOR component of interest which we are required to pay under $20 million of floating rate debt.  Interest under this debt as of October 24, 2009 was three month LIBOR plus 1.75%.

We executed this interest rate cash flow hedge in order to mitigate our exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.  The gains and losses are reflected in accumulated other comprehensive loss (with an offset to the hedged item in other long-term liabilities) until the hedged transaction impacts our earnings.  Our interest rate swap agreement was tested for ineffectiveness during the first quarter of fiscal 2009 and was determined to be effective.  Our agreement also qualified for the “short cut” method of accounting. We believe that our agreement continues to be effective and therefore no gains or losses have been recorded in our earnings.

For the second quarter and first six months of fiscal 2010, we deferred losses of $0.7 million into accumulated other comprehensive loss.  For the second quarter and first six months of fiscal 2009, we deferred gains of less than $0.1 million into accumulated other comprehensive loss.  The fair value of our interest rate swap at October 24, 2009 and at April 25, 2009 was $0.7 million, which was included in other long-term liabilities.

Note 17:  Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets.  This guidance expands the disclosures related to postretirement benefit plan assets to include disclosures concerning a company’s investment policies for benefit plan assets and categories of plan assets.  This guidance further expands the disclosure requirements to include the fair value of plan assets, including the levels within the fair value hierarchy and any concentrations of risk related to the plan assets.  This guidance will be effective for our fiscal 2010 year end and will require expanded disclosures.  The adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets.  This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity's continuing involvement with them and changes the requirements for derecognizing financial assets.  In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for our fiscal 2011 year end and interim periods within that year.  We are currently evaluating the impact this amendment will have on our consolidated financial statements and disclosures.

In June 2009, the FASB issued an amendment to the consolidation guidance applicable to variable interest entities (“VIEs”). The guidance affects all entities currently within the scope of FASB ASC 810, Consolidation, as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FASB ASC 810, Consolidation.  Accordingly, we will need to reconsider our previous FASB ASC 810, Consolidation, conclusions, including (1) whether an entity is a VIE, (2) whether we are the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required.  This amendment is effective for our fiscal 2011 year end and interim periods within that year.

In July 2009, the FASB issued the Accounting Standards Codification (“Codification”), which became the single source of authoritative generally accepted accounting principles (GAAP) in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission (SEC).  The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and instead establishes two levels of guidance – authoritative and non-authoritative.  All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative.  All references to authoritative accounting literature in our financial statements beginning in the second quarter of fiscal 2010 are referenced in accordance with the Codification.  There were no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

In August 2009, the FASB issued amendments for the fair value measurement of liabilities.  This amendment provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using specified techniques.  This amendment also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Additionally, this amendment clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  These amendments are effective for our third quarter of fiscal 2010.  These amendments will not have a material impact on our consolidated financial statements and disclosures.

In October 2009, the FASB issued amendments to the criteria for separating consideration in multiple-deliverable arrangements.  These amendments will establish a selling price hierarchy for determining the selling price of a deliverable.  The amendments will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  These amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  These amendments will expand disclosures related to vendor’s multiple-deliverable revenue arrangements.  These amendments will be effective for our fiscal 2012 year end.  We are currently evaluating the impact these amendments will have on our consolidated financial statements and disclosures.

Note 18:  Subsequent Event

On November 6, 2009, the Work, Home Ownership and Business Assistance Act of 2009 (H.R. 3548) federal law was enacted.  The law includes provisions allowing businesses with federal net operating losses in tax years 2008 and 2009 to carry back those losses for a period of five years and receive refunds of income taxes paid in those years.  Previously, federal net operating losses could only be carried back for a period of two years.  This new law is likely to impact our effective tax rate in the third quarter of fiscal 2010; however as of November 17, 2009, we are still in the process of evaluating the effect of this new law on our income tax position.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence and demographics; (b) continued economic recession and fluctuations in our stock price; (c) changes in the real estate and credit markets and the potential impacts on our customers and suppliers; (d) the impact of terrorism or war; (e) continued energy and other commodity price changes; (f) the impact of logistics on imports; (g) the impact of interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions, product recalls or costs; (i) effects of restructuring actions; (j) changes in the domestic or international regulatory environment; (k) the impact of adopting new accounting principles; (l) the impact from natural events such as hurricanes, earthquakes and tornadoes; (m) the ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (n) those matters discussed in Item 1A of our fiscal 2009 Annual Report and factors relating to acquisitions and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

Introduction

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 68 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 68 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 311 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish their homes.  In addition to our La-Z-Boy Furniture Galleries® store network, the La-Z-Boy brand also has a distribution model known as ComfortStudios®.  ComfortStudios® are defined spaces within a larger independent retailer that are dedicated to displaying La-Z-Boy branded furniture with the average size of the space being about 5,000 square feet.  As of October 24, 2009, we had 487 ComfortStudios®.  We expect to open approximately 10 new ComfortStudios® during the remainder of fiscal 2010.  Kincaid, England and Lea also have in-store gallery programs.

We consolidate certain of our independent dealers who do not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the second quarter and first six months of fiscal 2010 we had three VIEs, operating 31 stores, included in our Consolidated Statement of Operations.   During the second quarter and first six months of fiscal 2009 we had four VIEs, operating 34 stores, included in our Consolidated Statement of Operations.

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

Casegoods Group.  Our Casegoods Group is primarily an importer, marketer and distributor of casegoods (wood) furniture.  During fiscal 2010, our remaining two casegoods manufacturing facilities are being consolidated.  The operating units in the Casegoods Group are American Drew/Lea, Hammary and Kincaid.  Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group.  The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the East Coast of the United States and also including Southeastern Florida.  The Retail Group sells upholstered furniture, as well as casegoods and other accessories to end consumers through the retail network.

Challenging economic conditions have continued to have a negative impact on consumers’ discretionary spending.  As a result we have continued to experience a decline in our sales volume during the second quarter and first six months of fiscal 2010.  During the second half of fiscal 2009, we made significant changes to our business in order to offset the impact of these challenging economic conditions and the anticipated corresponding decline in sales volume.  We reduced employment across all levels of the company, closed a plant related to our Bauhaus operations, continued to transition our cut and sew operations to our new facility in Mexico and removed costs by suspending certain employee benefits and made changes to our overall operating expenses to be more in line with our sales volume.  During the first half of fiscal 2010 we have continued to reduce costs by consolidating our casegoods manufacturing facilities and continuing the transition of our cut and sew operations to Mexico.  As a result of the changes we made during the second half of fiscal 2009 and the first half of fiscal 2010, we were able to produce positive net income for three consecutive quarters on declining sales volumes.

While we believe that these cost savings measures will positively impact our earnings, we remain cautious about future economic conditions, and as a result we will continue to focus on controlling our costs and managing our operating expenses based on current sales trends.

Results of Operations
Analysis of Operations: Quarter Ended October 24, 2009
(Second Quarter 2010 compared with 2009)

	Quarter Ended
(Unaudited, amounts in thousands, except per share amounts and percentages)	10/24/09	10/25/08	Percent change
Upholstery sales	$232,780	$247,934	(6.1)%
Casegoods sales	37,302	48,473	(23.0)%
Retail sales	38,014	39,484	(3.7)%
VIE sales	12,248	11,793	3.9%
Other/eliminations	(19,637)	(15,736)	(24.8)%
Consolidated sales	$300,707	$331,948	(9.4)%

Consolidated gross profit	$95,082	$86,622	9.8%
Consolidated gross margin	31.6%	26.1%

Consolidated S,G&A	$84,697	$101,499	(16.6)%
S,G&A as a percent of sales	28.2%	30.6%

Upholstery operating income	$25,359	$8,338	204.1%
Casegoods operating income (loss)	(184)	755	(124.4)%
Retail operating loss	(5,301)	(10,391)	49.0%
VIE operating loss	(402)	(2,621)	84.7%
Corporate and other	(8,424)	(8,722)	3.4%
Goodwill write-down	—	(408)	100.0%
Restructuring	(1,183)	(2,923)	59.5%
Consolidated operating income (loss)	$9,865	$(15,972)	161.8%

Upholstery operating margin	10.9%	3.4%
Casegoods operating margin	(0.5)%	1.6%
Retail operating margin	(13.9)%	(26.3)%
Consolidated operating margin	3.3%	(4.8)%

Net income (loss) attributable to La-Z-Boy Incorporated	$5,907	$(53,744)

Net income (loss) per share attributable to La-Z-Boy Incorporated	$0.11	$(1.05)

Sales

Consolidated sales were down 9.4% when compared with the second quarter of fiscal 2009 due to the continued challenging economic climate which included a weak retail environment, low consumer confidence, an uncertain housing market and a poor credit environment.  The challenging conditions coupled with our decision to limit our exposure and credit support to certain independent dealers was reflected in our overall decrease in sales.

Upholstery Group sales were down 6.1% compared with the second quarter of fiscal 2009. Sales price increases resulted in a 1.8% increase in sales; however this was offset by the overall decrease in sales volume due to the continued challenging economic conditions.

Casegoods Group sales decreased 23.0% compared with the second quarter of fiscal 2009. The decrease in sales volume occurred across all of our casegoods operating units due to weak consumer demand.  The challenging economic climate has had a negative impact on consumers’ discretionary spending. Because casegoods product tends to be a higher ticket purchase compared to upholstered furniture, we believe consumers are postponing these purchases to a greater extent than they are upholstery.

Retail Group sales decreased 3.7% when compared with the second quarter of fiscal 2009.  We believe the minimal decrease in sales was a result of our decision to maintain a strong advertising presence in the marketplace during these challenging economic conditions. Additionally, our Retail Group focused on various sales model changes implemented in the second half of fiscal 2009 to drive sales.

VIE sales increased 3.9% when compared with the second quarter of fiscal 2009.  The slight increase in sales was result of changes we made to our Toronto VIE.  Additionally, sales for our California VIE were positively impacted by the addition of one store in the second quarter of fiscal 2010.  This was somewhat offset by a decrease in sales as a result of our Cleveland VIE no longer being consolidated during the second quarter of fiscal 2010.

Gross Margin

Gross margin increased 5.5 percentage points in the second quarter of fiscal 2010 in comparison to the second quarter of fiscal 2009.   Selling price increases in early fiscal 2009, including changes in our discounts resulted in a 1.0 percentage point increase in our gross margin and raw material costs decreases resulted in a 3.0 percentage point increase in our gross margin.  Additionally, our gross margin increased 2.3 percentage points due to efficiencies realized in our domestic upholstery manufacturing facilities as a result of the many changes we made in our conversion to cellular manufacturing and more efficient capacity utilization due to the various restructurings we completed in recent years.  These restructurings eliminated redundant costs by closing plants and reducing our workforce to enable our operations to run more efficiently.  Restructuring charges included in gross profit decreased by $1.6 million or 0.5 percentage points in the second quarter of fiscal 2010, when compared to the second quarter of fiscal 2009.  Somewhat offsetting the positive trend mentioned above was a 2.4 percentage point decrease in our gross margin due to a change in the product mix of our sales shifting to lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased by $16.8 million when compared to the prior year’s second quarter, or 2.4 percentage points.  Advertising costs, bad debt expense and commissions expense decreased $11.6 million or 35.5% in the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009.  Advertising costs as a percent of sales decreased 1.6 percentage points or $6.4 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Our decrease in advertising costs was mainly a result of a shift in the timing of our advertising spend as a result of an increased focus on specific promotional time periods.  Additionally, the overall decline in the economic climate has decreased the cost of purchasing advertising.  We believe these changes, along with some purchasing strategy shifts, have allowed us to maintain a strong presence in the marketplace, while decreasing our costs.  The remainder of the decrease in selling, general and administrative expenses was a result of our overall reduction in operating expenses to be more in alignment with the current sales volumes.

Goodwill Write-Down

The goodwill write-down of $0.4 million in the second quarter of fiscal 2009 was the result of our plan to reorganize the Toronto, Ontario retail market which we consolidated as a VIE.

Restructuring

Restructuring costs, net of reversals totaled $1.2 million for the second quarter of fiscal 2010 as compared with $2.9 million in the second quarter of fiscal 2009. The restructuring costs, net of reversals in the second quarter of fiscal 2010 related to the consolidation of our casegoods manufacturing plants, in addition to ongoing severance as we transition our domestic cut and sew operations to our Mexico facility and the ongoing costs for our closed retail facilities.  The reversal of restructuring charges relate to a decrease in our estimated healthcare costs for these plans.  The restructuring costs in the second quarter of fiscal 2009 related to the closure of our Tremonton, Utah facility, the restructuring of our La-Z-Boy U.K. facility and the ongoing costs for the closure of retail facilities.  These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities.

Operating Margin

Our consolidated operating margin increased 8.1 percentage points to 3.3% for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Our second quarter of fiscal 2010 operating margin included 0.4 percentage points of restructuring charges.  Operating margin for the second quarter of fiscal 2009 was (4.8)% and included 0.9 percentage points of restructuring charges and 0.1 percentage points for the write-down of goodwill.

The Upholstery Group operating margin increased 7.5 percentage points when compared with the second quarter of fiscal 2009.  Our Upholstery Group operating margin was positively impacted by efficiencies we gained through our change to a cellular manufacturing footprint, which enable us to be more productive with less employees, and more efficient capacity utilization due to the various restructurings we completed in recent years.  Additionally, our Upholstery Group’s operating margin was positively impacted by a decrease in raw material costs and decreases in bad debt and advertising expenses.  Net advertising, after considering reimbursements for our shared advertising program, decreased $4.0 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Bad debt expense for our Upholstery Group decreased $2.1 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

Our Casegoods Group operating margin decreased by 2.1 percentage points in the second quarter of fiscal 2010 when compared with the second quarter of fiscal 2009.  The decrease in operating margin was a direct result of the overall decrease in sales volume of our casegoods operating units.  With a 23.0% decrease in sales volume, we were unable to reduce our costs quickly enough to maintain our operating margin.

Our Retail Group operating margin improved significantly during the second quarter of fiscal 2010 in comparison to the second quarter of fiscal 2009.  The 12.4 percentage point improvement was a direct result of our focus on reducing selling and administrative costs throughout the second half of fiscal 2009.  These changes, along with only a slight decrease in our Retail Group’s sales volume, had a favorable impact on our operating margin.

VIE operating loss decreased $2.2 million in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009.  The decrease in operating loss of our VIEs was mainly the result of changes we made to our Toronto VIE, which included terminating our relationship with one dealer in our Toronto market during the third quarter of fiscal 2009 and allowing our other Toronto dealer to assume the operations of these four stores, which added to the four that they were already operating.  These changes resulted in an increase in the number of stores included by our VIE for the Toronto market and more efficient operations for the market as a whole.

Corporate and Other operating loss in the second quarter of fiscal 2010 decreased $0.3 million when compared to the second quarter of fiscal 2009.  During the second quarter of fiscal 2010 we had a realized loss on property sales of $0.1 million, compared to a realized gain on property sales of $0.6 million.  This was offset by our overall focus on cost reductions.

Interest Expense

Interest expense for the second quarter of fiscal 2010 was $0.8 million less than the second quarter of fiscal 2009 due to a $65.5 million decrease in our average debt.  Our weighted average interest rate increased 0.2 percentage points in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

Other Income/(Expense)

Other income/(expense) was income of $0.2 million for the second quarter of fiscal 2010, compared to expense of $0.7 million for the second quarter of fiscal 2009.  The change in the second quarter of fiscal 2010 was mainly the result of currency exchange rate gains we experienced through our foreign operations.

Income Taxes

Our effective tax rate for the second quarter of fiscal 2010 was 39.7% compared to 203.4% for the second quarter of fiscal 2009.  The rates for both fiscal 2010 and fiscal 2009 reflect an increase in the valuation allowance on our deferred tax assets of $0.4 million and $38.2 million, respectively.

Results of Operations
Analysis of Operations: Six Months Ended October 24, 2009
(First Six Months of 2010 compared with 2009)

	Six Months Ended
(Amounts in thousands, except per share amounts and percentages)	10/24/09	10/25/08	Percent change
Upholstery sales	$429,472	$485,052	(11.5)%
Casegoods sales	73,167	96,594	(24.3)%
Retail sales	73,976	81,911	(9.7)%
VIE sales	23,987	25,871	(7.3)%
Other/eliminations	(37,224)	(35,828)	(3.9)%
Consolidated sales	$563,378	$653,600	(13.8)%

Consolidated gross profit	$175,468	$166,883	5.1%
Consolidated gross margin	31.1%	25.5%

Consolidated S,G&A	$162,153	$192,770	(15.9)%
S,G&A as a percent of sales	28.8%	29.5%

Upholstery operating income	$41,649	$18,194	128.9%
Casegoods operating income (loss)	(305)	2,132	(114.3)%
Retail operating loss	(10,969)	(20,401)	46.2%
VIEs operating loss	(137)	(3,709)	96.3%
Corporate and other	(15,524)	(14,071)	(10.3)%
Goodwill write-down	—	(1,700)	100.0%
Restructuring	(2,220)	(9,499)	76.6%
Consolidated operating income (loss)	$12,494	$(29,054)	143.0%

Upholstery operating margin	9.7%	3.8%
Casegoods operating margin	(0.4)%	2.2%
Retail operating margin	(14.8)%	(24.9)%
Consolidated operating margin	2.2%	(4.4)%

Net income (loss) attributable to La-Z-Boy Incorporated	$7,890	$(62,288)

Net income (loss) per share attributable to La-Z-Boy Incorporated	$0.15	$(1.21)

Sales

Consolidated sales were down 13.8% compared with the first six months of fiscal 2009 due to the continued challenging economic climate during the first half of our fiscal year.  The challenging conditions coupled with our decision to limit our exposure and credit support to certain independent dealers was reflected in our overall decrease in sales.

Upholstery Group sales were down 11.5% compared with the first six months of fiscal 2009. Sales price increases resulted in a 1.5% increase in sales; however this was offset by a decrease in sales volume due to an overall weak consumer demand, which we associate with the challenging economic conditions.  Additionally, in the first six months of fiscal 2009, our Upholstery Group sales were affected by the change in contractual relationships with our third party carriers that resulted in increased sales for that period as reported in our Form 10-K for the fiscal year ended April 28, 2008.  This change resulted in an increase of $11.0 million of sales in the first six months of fiscal 2009.

Casegoods Group sales decreased 24.3% compared with the first six months of fiscal 2009. The decrease in sales volume occurred across all of our casegoods operating units and directly related to the overall weakness at retail, which we attribute to the challenging economic conditions.  Additionally, with the casegoods product typically priced higher than upholstered furniture, we believe consumers are continuing to postpone or forego these purchases to a greater extent than they are upholstery products.

Retail Group sales decreased 9.7% compared with the first six months of fiscal 2009.  While our Retail Group’s sales decreased only slightly in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, sales for the first six months overall decreased.  We attribute the overall decrease in sales to the challenging economic conditions, which continue to negatively affect the home furnishings market.

VIE sales decreased 7.3% compared with the first six months of fiscal 2009.  The decrease was a direct result of the challenging economic climate that continues to affect the furniture industry, as well as our VIEs having three less stores during the first six months of fiscal 2010 compared to the first six months of fiscal 2009.

Gross Margin

Gross margin increased 5.6 percentage points in the first six months of fiscal 2010 in comparison to the first six months of fiscal 2009.   Selling price increases in early fiscal 2009, including changes in our discounts resulted in a 0.8 percentage point increase in our gross margin and raw material cost decreases resulted in a 2.2 percentage point increase in our gross margin.  Additionally, our gross margin increased 2.6 percentage points due to efficiencies realized in our domestic upholstery manufacturing facilities as a result of the many changes we made in our conversion to cellular manufacturing and more efficient capacity utilization due to the various restructurings we completed in recent years.  These restructurings eliminated redundant costs by closing plants and reducing our workforce to enable our operations to run more efficiently.  Restructuring charges included in gross profit decreased by $6.6 million or 1.0 percentage points during the first six months of fiscal 2010, compared to the first six months of fiscal 2009.  Somewhat offsetting the positive trend mentioned above was a 1.6 percentage point decrease in our gross margin due to a change in the product mix of our sales shifting to lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased by $30.6 million when compared to the prior year’s first six months,  decreasing by 0.7 percentage points.  Advertising costs, bad debt expense and commissions expense decreased $19.0 million or 30.8% in the first six months of fiscal 2010, compared to the first six months of fiscal 2009.  Advertising costs as a percent of sales decreased 0.7 percentage points or $8.1 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  Our decrease in advertising costs was a result of a shift in the timing of our advertising spend as a result of an increased focus on specific promotional time periods.  Additionally, the overall decline in the economic climate has decreased the cost of purchasing advertising.  These changes, along with some purchasing strategy shifts, have allowed us to maintain a strong presence in the marketplace, while decreasing our costs.  The remainder of the decrease in selling, general and administrative expenses was a result of our overall reduction in operating expenses to be more in alignment with the current sales volumes.

Goodwill Write-down

The goodwill write-down of $1.7 million in the first six months of fiscal 2009 was the result of our plan to reorganize the Toronto, Ontario retail market which we consolidated as a VIE ($0.4 million) and the result of our plan to close the operations of our La-Z-Boy U.K. subsidiary ($1.3 million).

Restructuring

Restructuring costs, net of reversals totaled $2.2 million for the first six months of fiscal 2010, compared with $9.5 million in the first six months of fiscal 2009.  The restructuring costs, net of reversals in fiscal 2010 related to the consolidation of our casegoods manufacturing plant, in addition to ongoing severance and benefits as we transition our domestic cut and sew operations to our Mexico facility and the ongoing costs for our closed retail facilities.  Restructuring reversals relate to a decrease in our estimated healthcare costs for these plans.  The restructuring costs in fiscal 2009 related to the closure of our Tremonton, Utah facility, the restructuring of our La-Z-Boy U.K. facility and the ongoing costs for the closure of retail facilities.  These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities.

Operating Margin

Our consolidated operating margin increased 6.6 percentage points to 2.2% for the first six months of fiscal 2010. Our consolidated operating margin for the first six months of fiscal 2010 included 0.4 percentage points for restructuring charges.  Operating margin for the first six months of fiscal 2009 was (4.4)% and included 0.3 percentage points for the goodwill write-down and 1.5 percentage points for restructuring charges.

The Upholstery Group operating margin increased 5.9 percentage points when compared with the first six months of fiscal 2009.  Our Upholstery Group operating margin was positively impacted by efficiencies we gained through our change to a cellular manufacturing footprint, which enables us to be more productive with less employees, and more efficient capacity utilization due to the various restructurings we completed in recent years.  Additionally, our Upholstery Group’s operating margin was positively impacted by a decrease in raw material costs and decreases in bad debt and advertising expenses.  Net advertising, after considering reimbursements for our shared advertising program, decreased $3.9 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.  Bad debt expense for our Upholstery Group decreased $3.6 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.

Our Casegoods Group operating margin decreased 2.6 percentage points when compared with the first six months of fiscal 2009.  The decrease in operating margin was a direct result of the overall decrease in sales volume of our casegoods operating units.  With a 24.3% decrease in sales volume, we were unable to reduce our costs quickly enough to maintain our operating margin.

Our Retail Group operating margin improved significantly in the first six months of fiscal 2010, compared to the first six months of fiscal 2009.  The 10.1 percentage point increase was a direct result of our focus on reducing selling and administrative costs throughout the second half of fiscal 2009.  These changes had a favorable impact on our operating margin even on the decrease in sales volume.

VIE operating loss decreased $3.6 million in the first six months of fiscal 2010, compared to the first six months of fiscal 2009.  The decrease in operating loss of our VIEs was mainly the result of changes we made to our Toronto VIE, which included terminating our relationship with one dealer in our Toronto market during the third quarter of fiscal 2009 and allowing our other Toronto dealer to assume the operations of these four stores which added to the four that they were already operating.  These changes resulted in an increase in the number of stores included by our VIE for the Toronto market and more efficient operations for the market as a whole.

Corporate and Other operating loss increased $1.5 million during the first six months of fiscal 2010 when compared with the first six months of fiscal 2009.  During the first six months of fiscal 2010 we had a $0.1 million loss on property sales, compared to a realized gain on property sales of $2.7 million during the first six months of fiscal 2009.   This was offset by our overall reduction in operating expenses.

Interest Expense

Interest expense for the first half of fiscal 2010 was $1.3 million less than the first half of fiscal 2009 due to a $59.4 million decrease in our average debt and a 0.2 percentage point decrease in our weighted average interest rate.

Other Income/(Expense)

Other income/(expense) was income of $0.9 million for the first six months of fiscal 2010, compared to expense of $0.5 million for the first six months of fiscal 2009.  The change in the first half of fiscal 2010 was mainly the result of currency exchange rate gains we experienced through our foreign operations.

Income Taxes

Our effective tax rates for the first six months of fiscal 2010 and fiscal 2009 were 34.7% and 99.0%, respectively.  For fiscal 2010, a higher estimated effective tax rate was offset by an additional federal tax refund.  The significantly higher rate for the first six months of fiscal 2009 resulted primarily from the recording of a $38.2 million valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. These sources have been adequate for day-to-day operations and capital expenditures.  We had cash and equivalents of $59.0 million at October 24, 2009, compared to $17.4 million at April 25, 2009.  In the first six months of fiscal 2010, restricted cash decreased by $18.2 million and became available to be used for operations due to a change in our wholly-owned insurance company in the first quarter of fiscal 2010.  During the first six months of fiscal 2010 we received $13.1 million, net, in income tax refunds.  The majority of these refunds were the result of carrying our fiscal 2009 loss back to prior fiscal years in which we had taxable income in order to get a return of income tax paid for those fiscal years.

Under our credit agreement we have certain covenants and restrictions, including a 1.05 to 1.00 fixed charge coverage ratio requirement which would become effective if excess availability fell below $30.0 million.  Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit agreement.  We do not expect to fall below the required excess availability thresholds in the next twelve months.  As of October 24, 2009, we had $30.0 million outstanding on our credit facility and $87.0 million of excess availability, compared to $35.0 million outstanding on our credit facility and $65.0 million of excess availability as of April 25, 2009.  As of October 24, 2009, we would have been in compliance with the fixed charge coverage ratio requirement had it been in effect.

Our borrowing capacity is based on eligible trade accounts receivables and inventory of the company.  During the first six months, our inventory levels decreased slightly, the amount outstanding on our credit facility decreased, while our accounts receivable increased.  As a result, the capacity to borrow on our credit facility increased during the first six months of fiscal 2010.  Periodically, our lenders have the option to change the advance rates on inventory and accounts receivable and to adjust reserves, which could have a negative impact on our availability.

A deterioration of market conditions could reduce our sales volume further and have a negative impact on our results of operations, cash flows and financial position including, but not limited to, significant operating losses.  This could adversely affect the cost and availability of funding, the credit worthiness of our customers and could have a negative impact on our availability.

In the fourth quarter of fiscal 2009 we suspended our quarterly dividend because of the deteriorating economic conditions.  We continue to believe it to be more prudent to conserve cash and redirect those funds back into the company.  Under our credit agreement, dividend restrictions would become effective if our excess availability fell below $30.0 million.

Capital expenditures for the first six months of fiscal 2010 were $2.8 million compared with $10.0 million during the first six months of fiscal 2009.  There are no material purchase commitments for capital expenditures, which are expected to be in the range of $12 million to $14 million in fiscal 2010.  We expect restructuring costs from our plan to transition our domestic cutting and sewing operations to Mexico, our ongoing costs for our closed retail facilities and our plan to consolidate our North Carolina casegoods manufacturing plants to impact cash by $1.6 million during the remainder of fiscal 2010 and $0.3 million in fiscal 2011.

We expect to pay our contractual obligations due in the remainder of fiscal 2010 using our cash flow from operations, our $59.0 million of cash on hand as of October 24, 2009 and the $87.0 million of availability under our credit facility.  We believe our present cash balance, cash flows from operations and current availability under our credit agreement will be sufficient to fund our business needs.  We will continue to manage our credit exposure to our independent dealers.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Six Months Ended
(Unaudited, amounts in thousands)	10/24/09	10/25/08
Operating activities
Net income (loss)	$7,903	$(62,167)
Non-cash add backs and changes in deferred taxes	19,498	64,666
Restructuring	2,220	9,499
Working capital	6,384	(21,967)
Cash provided by (used for) operating activities	36,005	(9,969)

Investing activities	17,730	(2,869)

Financing activities
Net increase (decrease) in debt	(11,894)	14,179
Other financing activities, mainly dividends	—	(4,151)
Cash provided by (used for) financing activities	(11,894)	10,028

Exchange rate changes	(168)	(643)
Net increase (decrease) in cash and equivalents	$41,673	$(3,453)

Operating Activities

During the first six months of fiscal 2010, net cash provided by operating activities was $36.0 million, compared with $10.0 million used for operating activities in the first six months of fiscal 2009.  Our net income in the first six months of fiscal 2010 versus our net loss in the first six months of fiscal 2009, as well as positive cash flow from working capital was the main reason for the increase in cash flows from operating activities.  The working capital cash provided by operations in the first six months of fiscal 2010 was mainly attributable to a decrease in our prepaid income taxes and an increase in our income tax payables and customer deposits during the first six months of fiscal 2010.  This was offset by an increase in our accounts receivable during the first six months of fiscal 2010.  The working capital cash used for operations in the first six months of fiscal 2009 was a result of a decrease in our payroll and benefit liabilities and a decrease in our customer deposits during the first six months of fiscal 2009.

Investing Activities

During the first six months of fiscal 2010, net cash provided by investing activities was $17.7 million, whereas $2.9 million was used for investing activities during fiscal 2009.  The increase in net cash provided by investing activities resulted primarily from the change in restricted cash during the first six months of fiscal 2010.

Financing Activities

We used $11.9 million of cash for financing activities in the first six months of fiscal 2010 compared with $10.0 million of cash provided by financing activities during the first six months of fiscal 2009.  Our financing activities in the first six months of fiscal 2010 included a net pay down of debt of $11.9 million, compared to a $14.2 million net increase in debt in the first six months of fiscal 2009.  In addition to these financing activities, our first six months of fiscal 2009 also included dividend payments of $4.2 million.

The balance sheet at the end of the second quarter of fiscal 2010 reflected a $3.2 million liability for uncertain income tax positions.  Of this amount only a nominal amount will be settled within the next 12 months.  The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.   There were no material changes to our contractual obligations table during the first six months of fiscal 2010.

Our debt-to-capitalization ratio was 13.2% at October 24, 2009 and 16.4% at April 25, 2009.  Capital is defined as total debt plus total equity.

Our Board of Directors has authorized the repurchase of company stock.  As of October 24, 2009, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first half of fiscal 2010.

We have guaranteed various leases and notes of dealers with proprietary stores. The total amount of these guarantees was $2.3 million at October 24, 2009. Of this, $1.5 million will expire within one year and $0.8 million in one to three years. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the second quarter of fiscal 2010, we had $32.8 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

We are not required to make any contributions to our defined benefit plans; however, we may make discretionary contributions.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Restructuring

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert another facility into a distribution center. The consolidation of these plants occurred in the first quarter of fiscal 2010.  The conversion of the distribution center is expected to be completed by the end of the fourth quarter of fiscal 2010. In connection with these activities, we have incurred $1.9 million in restructuring charges since the inception of this plan for severance and benefits, write-down of fixed assets and other restructuring charges.  In the second quarter and first six months of fiscal 2010, we recorded pre-tax restructuring charges of $1.1 million and $1.7 million, respectively, covering severance and benefits and other restructuring costs in connection with this plan. We expect to incur approximately $0.7 million in additional charges in fiscal 2010 related to severance and benefits and other restructuring costs under this plan. During fiscal 2009, the plan resulted in restructuring charges of $0.2 million, covering severance and benefits and the write-down of fixed assets.  These changes, once fully completed, are expected to result in annual cost savings of approximately $5 to $6 million based on current volume.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. At the end of the second quarter of fiscal 2010, we had about 840 employees at our Mexican facility. Because our Mexican facility is still in the beginning stages of production, only about 33% of our domestic cutting and sewing operations have been transferred to our Mexican facility. By the end of fiscal 2010 we expect 100% of our domestic fabric cutting and sewing operations to be shifted to our Mexican facility. We plan to begin shifting the domestic leather cutting and sewing operations in the second quarter of fiscal 2011. In connection with these activities, we have recorded $10.0 million in restructuring charges, net of reversals since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $1.0 million to $1.5 million during the next twelve months. During the second quarter and first six months of fiscal 2010, we had restructuring charges, net of reversals of $(0.4) million and $(0.3) million, respectively, covering severance and benefits under this plan.  The reversal of restructuring charges relate to a decrease in our estimated healthcare costs for this plan.  During fiscal 2009, the plan resulted in restructuring charges of $7.7 million, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million).  Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants. These changes, once fully completed are expected to result in annual cost savings of approximately $20 million.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the second quarter and first six months of fiscal 2010, we had restructuring charges of $0.5 million and $0.8 million, respectively, related to contract terminations.  We expect to incur approximately $0.5 million of additional charges in the remainder of fiscal 2010.  During fiscal 2009, we had restructuring charges of $1.6 million related to contract terminations.

During fiscal 2009, we committed to restructuring plans to close a plant in Sherman, Mississippi related to our Bauhaus operations, to reduce our company-wide employment to be more in line with sales volume, and to close the operations of our La-Z-Boy U.K. subsidiary. The closure of the plant in Sherman, Mississippi was completed in the fourth quarter of fiscal 2009.  The closure of our La-Z-Boy U.K. subsidiary occurred in the second quarter of fiscal 2009.  In connection with these plans, we recorded pre-tax restructuring charges of $3.5 million in fiscal 2009, covering severance and benefits ($1.2 million), the write-down of inventory ($1.2 million) and the write-down of fixed assets and other restructuring charges ($1.1 million).  We do not expect to incur any additional charges related to these restructuring plans.

Additionally, during fiscal 2009 we had reversals of $0.5 million relating to our restructuring plans in fiscal 2007.

As of October 24, 2009, we had a remaining restructuring liability of $1.9 million which is expected to be settled as follows: $1.3 million in the remainder of fiscal 2010 and $0.6 million thereafter.

For the current fiscal year to date, restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2010
(Unaudited, amounts in thousands)	4/25/09 Balance	Charges to Expense *	Cash Payments or Asset Write-Offs	10/24/09 Balance
Severance and benefit-related costs	$2,022	$(30)	$(777)	$1,215
Contract termination costs	530	821	(669)	682
Other	—	1,429	(1,429)	—
Total restructuring	$2,552	$2,220	$(2,875)	$1,897
* Charges to expense include $0.1 million of non-cash charges for contract termination costs.

		Fiscal 2009
(Unaudited, amounts in thousands)	4/26/08 Balance	Charges to Expense **	Cash Payments or Asset Write-Offs	4/25/09 Balance
Severance and benefit-related costs	$2,842	$4,149	$(4,969)	$2,022
Fixed asset write-downs, net of gains	—	512	(512)	—
Contract termination costs	939	1,528	(1,937)	530
Other	—	6,271	(6,271)	—
Total restructuring	$3,781	$12,460	$(13,689)	$2,552
** Charges to expense include $1.8 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs.  Inventory write-downs of $1.2 million are included “Other.”

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 25, 2009.  There were no material changes to our critical accounting policies during the first six months of fiscal 2010.

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

In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.  However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.  We received $8.1 million during fiscal 2009, $7.1 million during fiscal 2008 and $3.4 million during fiscal 2007 in CDSOA payments and funds related to the anti-dumping order on wooden bedroom furniture from China.

Recent Accounting Pronouncements

Refer to Note 17 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 25, 2009.

Business Outlook

Although the magnitude of volume declines is not as great as we experienced over the last several quarters, we remain concerned about the overall macroeconomic environment and it is too early to predict a recovery for our industry.  We will continue to look for ways to drive sales and operate our business in the most efficient manner possible while continuing to make whatever changes are necessary to our business model.  We will also maintain a clear focus on our balance sheet to ensure our company has the greatest operating flexibility in the challenging environment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt under which we had $25.4 million of borrowings at October 24, 2009.  In May 2008, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on $20.0 million of our floating rate debt.  Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2010 based upon the current levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Our exposure to changes in the value of foreign currencies results from the assets of our Mexico subsidiary, which totaled $2.0 million at October 24, 2009.  Management estimates that a 10% change in the value of the peso would not have a material impact on our results of operations for fiscal 2010 based upon the current asset levels.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended October 24, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first six months of fiscal 2010.  Our risk factors are disclosed in our Form 10-K for the year ended April 25, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of La-Z-Boy Incorporated was held on August 19, 2009. The shareholders voted to elect three directors for three-year terms expiring in 2012, to elect one director for a term expiring in 2010 and to ratify the selection of the independent registered public accounting firm for fiscal year 2010.

Proposal Election of Directors for terms expiring in 2012:	Shares Voted In Favor	Percent Shares In Favor	Shares Withheld
John H. Foss	43,251,478	97.4%	1,141,859
Janet E. Kerr	43,316,124	97.6%	1,077,213
Nido R. Qubein	42,858,074	96.6%	1,535,263

Proposal Election of a Director for a term expiring in 2010:	Shares Voted In Favor	Percent Shares In Favor	Shares Withheld
Richard M. Gabrys	39,894,714	89.9%	4,498,623

Directors whose term in office continued after the annual meeting:
Kurt L. Darrow
David K. Hehl
James W. Johnston
H. George Levy, M.D.
Rocque E. Lipford
W. Alan McCollough
Jack L. Thompson

Proposal	Shares Voted In Favor	Shares Voted Against	Shares Abstained	Broker Non-Votes
Ratify the selection of the independent registered public accounting firm for FYE 2010 (1)	43,807,956	405,799	179,582	—

(1)	Approval required affirmative votes of majority of shares voted on proposal.

ITEM 6. EXHIBITS

Exhibit Number	Description
(10.1)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan as amended and restated effective November 18, 2008
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 17, 2009

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the registrant and as
Chief Accounting Officer