Form 10-Q
period 2010-01-23
LA-Z-BOY INC
filed 2010-02-16
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JANUARY 23, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                         No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 9, 2010
Common Shares, $1.00 par value	51,546,239

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2010

TABLE OF CONTENTS
		Page Number(s)
PART I Financial Information (Unaudited)
Item 1.	Financial Statements
	Consolidated Statement of Operations	3-4
	Consolidated Balance Sheet	5
	Consolidated Statement of Cash Flows	6
	Consolidated Statement of Changes in Equity	7
	Notes to Consolidated Financial Statements
	Note 1. Basis of Presentation	8-9
	Note 2. Interim Results	9
	Note 3. Reclassification	9
	Note 4. Restricted Cash	9
	Note 5. Inventories	9
	Note 6. Pension Plans	10
	Note 7. Financial Guarantees and Product Warranties	10-11
	Note 8. Stock-Based Compensation	11
	Note 9. Total Comprehensive Income (Loss)	11
	Note 10. Segment Information	11-12
	Note 11. Restructuring	13-14
	Note 12. Income Taxes	14-15
	Note 13. Variable Interest Entities	15-16
	Note 14. Income from Continued Dumping and Subsidy Offset Act	16
	Note 15. Earnings per Share	16-17
	Note 16. Fair Value Measurements	17-18
	Note 17. Hedging Activities	18
	Note 18. Recent Accounting Pronouncements	19-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Cautionary Statement Concerning Forward-Looking Statements	21
	Introduction	21-22
	Results of Operations	23-34
	Liquidity and Capital Resources	34-36
	Restructuring	37-38
	Critical Accounting Policies	38
	Regulatory Developments	39
	Recent Accounting Pronouncements	39
	Business Outlook	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II Other Information
Item 1A.	Risk Factors	40
Item 6.	Exhibits	40

Signature Page		41

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Third Quarter Ended
(Unaudited, amounts in thousands, except per share data)	01/23/10	01/24/09
Sales	$305,094	$288,576
Cost of sales
Cost of goods sold	206,895	207,809
Restructuring	392	1,664
Total cost of sales	207,287	209,473
Gross profit	97,807	79,103
Selling, general and administrative	83,527	93,501
Restructuring	201	741
Write-down of long-lived assets	—	7,036
Write-down of trade names	—	5,541
Write-down of goodwill	—	40,436
Operating income (loss)	14,079	(68,152)
Interest expense	577	1,386
Interest income	140	323
Income from Continued Dumping and Subsidy Offset Act, net	4,436	8,124
Other income (expense), net	(593)	(7,433)
Earnings (loss) before income taxes	17,485	(68,524)
Income tax (benefit) expense	6,547	(4,263)
Net income (loss)	10,938	(64,261)
Net (income) loss attributable to noncontrolling interests	38	(287)
Net income (loss) attributable to La-Z-Boy Incorporated	$10,976	$(64,548)

Basic average shares	51,546	51,475
Basic net income (loss) attributable to La-Z-Boy Incorporated per share	$0.21	$(1.25)

Diluted average shares	51,845	51,475
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$0.21	$(1.25)

Dividends paid per share	$—	$0.02

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	01/23/10	01/24/09
Sales	$868,472	$942,176
Cost of sales
Cost of goods sold	593,406	686,494
Restructuring	1,791	9,696
Total cost of sales	595,197	696,190
Gross profit	273,275	245,986
Selling, general and administrative	246,011	286,603
Restructuring	1,022	2,208
Write-down of long-lived assets	—	7,036
Write-down of trade names	—	5,541
Write-down of goodwill	—	42,136
Operating income (loss)	26,242	(97,538)
Interest expense	2,387	4,532
Interest income	615	1,885
Income from Continued Dumping and Subsidy Offset Act, net	4,436	8,124
Other income (expense), net	352	(7,974)
Earnings (loss) before income taxes	29,258	(100,035)
Income tax expense	10,747	27,388
Net income (loss)	18,511	(127,423)
Net (income) loss attributable to noncontrolling interests	355	(407)
Net income (loss) attributable to La-Z-Boy Incorporated	$18,866	$(127,830)

Basic average shares	51,517	51,454
Basic net income (loss) attributable to La-Z-Boy Incorporated per share	$0.36	$(2.49)

Diluted average shares	51,595	51,454
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$0.36	$(2.49)

Dividends paid per share	$—	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	01/23/10	04/25/09
Current assets
Cash and equivalents	$79,511	$17,364
Restricted cash	—	18,713
Receivables, net of allowance of $25,547 at 01/23/10 and $28,385 at 04/25/09	158,656	147,858
Inventories, net	145,045	140,178
Deferred income taxes—current	795	795
Other current assets	16,435	22,872
Total current assets	400,442	347,780
Property, plant and equipment, net	135,928	146,896
Trade names	3,100	3,100
Other long-term assets	47,595	51,431
Total assets	$587,065	$549,207

Current liabilities
Current portion of long-term debt	$1,848	$8,724
Accounts payable	48,247	41,571
Accrued expenses and other current liabilities	88,635	75,733
Total current liabilities	138,730	126,028
Long-term debt	46,679	52,148
Deferred income taxes	736	724
Other long-term liabilities	68,958	63,875
Contingencies and commitments	—	—
Equity
La-Z-Boy Incorporated shareholders’ equity:
Common shares, $1 par value	51,546	51,478
Capital in excess of par value	201,093	205,945
Retained earnings	94,925	67,431
Accumulated other comprehensive loss	(19,807)	(22,698)
Total La-Z-Boy Incorporated shareholders' equity	327,757	302,156
Noncontrolling interests	4,205	4,276
Total equity	331,962	306,432
Total liabilities and equity	$587,065	$549,207

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/23/10	01/24/09	01/23/10	01/24/09
Cash flows from operating activities
Net income (loss)	$10,938	$(64,261)	$18,511	$(127,423)
Adjustments to reconcile net income (loss) to cash provided by operating activities
(Gain) loss on sale of assets	38	(37)	(50)	(2,707)
Write-down of long-lived assets	—	7,036	—	7,036
Write-down of trade names	—	5,541	—	5,541
Write-down of goodwill	—	40,436	—	42,136
Write-down of investments	—	5,140	—	5,140
Restructuring	593	2,405	2,813	11,904
Provision for doubtful accounts	1,079	9,439	5,593	18,439
Depreciation and amortization	6,611	5,993	19,186	18,267
Stock-based compensation expense	1,454	1,012	4,082	2,867
Change in receivables	3,413	31,405	(14,173)	23,314
Change in inventories	(6,098)	(3,463)	(4,867)	7,380
Change in other assets	332	2,865	6,971	1,954
Change in payables	1,929	(8,351)	6,676	(6,424)
Change in other liabilities	2,707	(2,512)	14,258	(28,245)
Change in deferred taxes	(301)	(4,658)	(301)	38,842
Total adjustments	11,757	92,251	40,188	145,444
Net cash provided by operating activities	22,695	27,990	58,699	18,021

Cash flows from investing activities
Proceeds from disposals of assets	9	45	1,925	7,831
Capital expenditures	(2,929)	(4,089)	(5,708)	(14,079)
Purchases of investments	(1,397)	(1,630)	(3,934)	(10,595)
Proceeds from sales of investments	1,684	10,854	5,793	21,881
Change in restricted cash	500	(4,709)	17,507	(7,664)
Change in other long-term assets	115	(575)	129	(346)
Net cash provided by (used for) investing activities	(2,018)	(104)	15,712	(2,972)

Cash flows from financing activities
Proceeds from debt	10,718	15,992	31,391	55,458
Payments on debt	(11,169)	(43,752)	(43,736)	(69,039)
Dividends paid	—	(1,037)	—	(5,188)
Net cash used for financing activities	(451)	(28,797)	(12,345)	(18,769)

Effect of exchange rate changes on cash and equivalents	248	(228)	81	(871)
Change in cash and equivalents	20,474	(1,139)	62,147	(4,591)
Cash acquired from consolidation of VIEs	—	631	—	631
Cash and equivalents at beginning of period	59,037	11,024	17,364	14,476
Cash and equivalents at end of period	$79,511	$10,516	$79,511	$10,516

Cash paid (net of refunds) during period – income taxes	$5,429	$(660)	$(7,653)	$(456)
Cash paid during period - interest	$557	$1,337	$1,845	$3,750

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 26, 2008	$51,428	$209,388	$188,203	$(227)	$2,582	$451,374
Comprehensive loss
Net income (loss)			(122,673)		121
Unrealized loss on marketable securities arising during the period (net of tax of $0.4 million)				(4,332)
Reclassification adjustment for loss on marketable securities included in net loss				5,180
Translation adjustment				(622)	447
Change in fair value of cash flow hedge				(723)
Net actuarial loss				(21,974)
Total comprehensive loss						(144,576)
Stock issued for stock and employee benefit plans, net of cancellations	50	(7,262)	7,078			(134)
Stock option, restricted stock and performance based stock expense		3,819				3,819
Change in noncontrolling interest upon consolidation of VIE and other changes in noncontrolling interests					1,126	1,126
Dividends paid			(5,177)			(5,177)
At April 25, 2009	51,478	205,945	67,431	(22,698)	4,276	306,432

Comprehensive income
Net income (loss)			18,866		(355)
Unrealized gain on marketable securities arising during the period				1,832
Reclassification adjustment for gain on marketable securities included in net income				304
Translation adjustment				(840)	194
Net pension amortization				1,582
Change in fair value of cash flow hedge				13
Total comprehensive income						21,596
Change in noncontrolling interest					90	90
Stock issued for stock and employee benefit plans, net of cancellations	68	(8,922)	8,628			(226)
Stock option, restricted stock and performance based stock expense		4,070				4,070
At January 23, 2010	$51,546	$201,093	$94,925	$(19,807)	$4,205	$331,962

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

The April 25, 2009 balance sheet was derived from audited financial statements, adjusted for the amendment of accounting and reporting standards for a parent’s noncontrolling interest in a subsidiary and the accounting for future ownership changes with respect to the subsidiary, as well as the adjustments relating to one of our VIEs described below.

The new standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. This standard requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. Effective April 26, 2009, we adopted this standard and applied it retrospectively which affected only presentation and disclosure. As a result, we reclassified noncontrolling interests in the amount of $4.3 million from other long-term liabilities and accumulated other comprehensive loss to equity in the April 25, 2009 Consolidated Balance Sheet. Certain reclassifications to the Consolidated Statement of Operations have been made to prior period amounts to conform to the presentation of the current period under this standard. Recorded amounts for prior periods previously presented as Net income (loss), which are now presented as Net income (loss) attributable to La-Z-Boy Incorporated, have not changed as a result of this adoption.

During the third quarter of fiscal 2010, we corrected our historical financial statements related to one of our VIEs. This VIE previously amortized leasehold improvements over a period that exceeded the appropriate useful life in accordance with our accounting policy. The cumulative effect was a $3.3 million reduction to fixed assets and retained earnings as of April 25, 2009 to record the previously unrecognized amortization. The correction resulted in an increase in our net loss for the fiscal years ended April 29, 2006, April 26, 2008 and April 25, 2009 of $0.2 million, $0.4 million and $1.3 million, respectively, as well as a decrease in our net income for the fiscal year ended April 28, 2007 of $0.3 million. We determined that the cumulative impact of this correction was material to our projected fiscal 2010 year. However, we determined that the corrections were not material, either individually or in the aggregate, to any of our historical fiscal years or interim periods. Consequently, we will revise our historical financial statements for the prior periods when they are presented in future filings. Because our analysis concluded that these corrections were immaterial to any prior period, we will not amend our previous filings with the Securities and Exchange Commission.

The correction resulted an increase of $0.3 million to selling, general and administrative expense for the first nine months of fiscal 2010. The correction resulted in an overall increase to our net loss of $0.2 million and $1.2 million, respectively, for the third quarter and first nine months of fiscal 2009. The $1.2 million or $0.03 per share impact for the first nine months of fiscal 2009 includes $0.7 million of tax expense for the valuation allowance on the cumulative increase in deferred tax assets. There was no impact to our earnings per share for the third quarter of fiscal 2009.

The following tables set forth the impact of the immaterial corrections to our consolidated statements of operations for the quarter and nine months ended January 24, 2009 and our consolidated balance sheet as of April 25, 2009:

	Quarter Ended 01/24/09
(Unaudited, amounts in thousands, except per share data)	01/24/09 (as previously reported)	Adjustments	01/24/09 (as adjusted)
Net loss attributable to La-Z-Boy Incorporated	$(64,382)	$(166)	$(64,548)
Diluted net loss attributable to La-Z-Boy Incorporated per share	$(1.25)	$—	$(1.25)

	Nine Months Ended 01/24/09
(Unaudited, amounts in thousands, except per share data)	01/24/09 (as previously reported)	Adjustments	01/24/09 (as adjusted)
Net loss attributable to La-Z-Boy Incorporated	$(126,670)	$(1,160)	$(127,830)
Diluted net loss attributable to La-Z-Boy Incorporated per share	$(2.46)	$(0.03)	$(2.49)

	As of 04/25/09
(Unaudited, amounts in thousands)	04/25/09 (as previously reported)	Adjustments	04/25/09 (as adjusted)
Property, plant and equipment, net	$150,234	$(3,338)	$146,896
Retained earnings	$70,769	$(3,338)	$67,431

We evaluated subsequent events through February 16, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Note 2: Interim Results

The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 24, 2010.

Note 3: Reclassification

Certain prior year information has been reclassified to be comparable with the current year presentation.

Note 4: Restricted Cash

At January 23, 2010 we had no short-term restricted cash, compared to $18.7 million at April 25, 2009, related to our wholly-owned insurance company. Prior to April 25, 2009, restricted cash was primarily used to support our liability for workers’ compensation claims and premiums. In the first quarter of fiscal 2010 La-Z-Boy Incorporated assumed the obligations related to our workers’ compensation and obtained regulatory approval to transfer substantially all of the assets from our wholly-owned insurance company, to La-Z-Boy Incorporated. During the third quarter of fiscal 2010, the liability for the remaining insurance policy of our wholly-owned insurance company was transferred to La-Z-Boy Incorporated. As a result of these changes, our restricted cash was eliminated.

Note 5: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	01/23/10	04/25/09
Raw materials	$67,122	$53,498
Work in process	12,129	11,281
Finished goods	91,542	101,147
FIFO inventories	170,793	165,926
Excess of FIFO over LIFO	(25,748)	(25,748)
Inventories, net	$145,045	$140,178

Note 6: Pension Plans

Net periodic pension costs were as follows:
	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/23/10	01/24/09	01/23/10	01/24/09
Service cost	$261	$328	$783	$984
Interest cost	1,400	1,359	4,200	4,077
Expected return on plan assets	(1,206)	(1,728)	(3,618)	(5,184)
Net amortization	527	—	1,581	—
Net periodic pension cost (benefit)	$982	$(41)	$2,946	$(123)

We did not make any contributions to the plans during the third quarter of fiscal 2010.  We are not required to make any contributions to the defined benefit plan in fiscal year 2010; however we have the discretion to make contributions.

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

We would be required to perform under these agreements only if the dealer were to default on the lease or note. The maximum amount of potential future payments under these guarantees was $2.0 million as of January 23, 2010.

We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products.  Our liability incorporates the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer.  Over 90% of our warranty liability relates to our Upholstery Group where we generally warrant our products against defects from one to five years for fabric and padding and up to a lifetime on certain mechanisms and frames.  Considerable judgment is used in the determination of our estimate.  If actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs in subsequent periods.

During fiscal 2010, our warranty liability remained flat compared to fiscal 2009 in a period of declining sales due to changes in our claims experience indicating that the span in which we receive warranty requests is lengthening.  While the volume of claims has decreased in the past year resulting in a decrease in material costs, this decrease has been partially offset by higher shipping costs as we have modified how we ship parts to our customers in order to increase customer satisfaction.  In addition, the closure of our Tremonton, Utah plant and service center now requires us to ship warranty items across the country from other plants.

A reconciliation of the changes in our product warranty liability is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/23/10	01/24/09	01/23/10	01/24/09
Balance as of the beginning of the period	$14,293	$14,437	$14,394	$14,334
Accruals during the period	3,663	3,491	10,383	11,588
Settlements during the period	(3,484)	(3,496)	(10,305)	(11,490)
Balance as of the end of the period	$14,472	$14,432	$14,472	$14,432

Note 8:  Stock-Based Compensation

Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation was $1.5 million and $4.1 million, for the third quarter and first nine months of fiscal 2010, respectively.  For the third quarter and first nine months of fiscal 2009, we recorded compensation expense for all equity based compensation of $1.0 million and $2.9 million, respectively.

Note 9:  Total Comprehensive Income (Loss)

The components of total comprehensive income (loss) are as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/23/10	01/24/09	01/23/10	01/24/09
Net income (loss)	$10,938	$(64,261)	$18,511	$(127,423)
Other comprehensive income (loss):
Currency translation adjustment	49	(265)	(646)	(356)
Change in fair value of cash flow hedge	12	(583)	13	(807)
Net unrealized gains on marketable securities arising during the period	598	4,840	2,136	60
Net pension amortization	528	—	1,582	—
Total other comprehensive income (loss)	1,187	3,992	3,085	(1,103)
Total comprehensive income (loss) before allocation to noncontrolling interest	12,125	(60,269)	21,596	(128,526)
Comprehensive (income) loss attributable to noncontrolling interest	(1)	297	161	(1,034)
Comprehensive income (loss) attributable to La-Z-Boy Incorporated	$12,124	$(59,972)	$21,757	$(129,560)

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

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/23/10 (13 weeks)	01/24/09 (13 weeks)	01/23/10 (39 weeks)	01/24/09 (39 weeks)
Sales
Upholstery Group	$234,262	$199,200	$663,734	$684,252
Casegoods Group	36,029	42,116	109,196	138,710
Retail Group	40,411	40,497	114,387	122,408
VIEs	15,629	13,430	39,616	39,301
Corporate and Other	603	1,084	4,143	3,362
Eliminations	(21,840)	(7,751)	(62,604)	(45,857)
Consolidated	$305,094	$288,576	$868,472	$942,176

Operating income (loss)
Upholstery Group	$26,102	$(1,652)	$67,751	$16,542
Casegoods Group	292	(313)	(13)	1,819
Retail Group	(4,135)	(7,108)	(15,104)	(27,509)
VIEs	350	(1,381)	(118)	(5,422)
Corporate and Other	(7,937)	(2,280)	(23,461)	(16,351)
Long-lived asset write-down	—	(7,036)	—	(7,036)
Goodwill write-down	—	(40,436)	—	(42,136)
Trade name write-down	—	(5,541)	—	(5,541)
Restructuring	(593)	(2,405)	(2,813)	(11,904)
Consolidated	$14,079	$(68,152)	$26,242	$(97,538)

During the third quarter of fiscal 2009, the reporting of the retail warehouse operations was changed to the Upholstery Group from the Retail Group.  Since the warehouse operations were expanded to incorporate the warehousing, staging and delivery of independent La-Z-Boy Furniture Galleries® dealers’ products as well as for our Retail Group, the reporting of those warehouses was more appropriately included in our La-Z-Boy wholesale operating unit which is a part of our Upholstery Group.  As a result of this change, sales and operating profit that were previously recorded within our Upholstery Group for product sold to our Retail Group and still in inventory were reversed.  A one-time adjustment was recorded in the third quarter of fiscal 2009 that reduced inter-company sales for the Upholstery Group by $12.1 million and reduced inter-company profit by $3.3 million for the third quarter and first nine months of fiscal 2009. A corresponding offset was recorded in our Elimination sales line and our Corporate and Other operating loss line, relating to the one-time adjustment, during the third quarter and first nine months of fiscal 2009.  The adjustment did not affect our consolidated operating results.

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

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert another facility into a distribution center. The consolidation of these plants occurred in the first quarter of fiscal 2010.  The conversion of the distribution center is expected to be completed by the end of the fourth quarter of fiscal 2010. In connection with these activities, we have incurred $2.5 million in restructuring charges since the inception of this plan for severance and benefits, write-down of fixed assets and other restructuring charges.  In the third quarter and first nine months of fiscal 2010 we recorded pre-tax restructuring charges of $0.6 million and $2.3 million, respectively, covering severance and benefits and other restructuring costs in connection with this plan. We expect to incur approximately $0.3 million in additional charges in fiscal 2010 related to severance and benefits and other restructuring costs under this plan. During fiscal 2009, the plan resulted in restructuring charges of $0.2 million, covering severance and benefits and the write-down of fixed assets.  These changes, once fully completed, are expected to result in annual cost savings of approximately $5.0 million based on current volume.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. At the end of the third quarter of fiscal 2010, we had about 1,050 employees at our Mexican facility. Because our Mexican facility is still in the beginning stages of production, about 65% of our domestic cutting and sewing operations have been transferred to our Mexican facility. By the end of fiscal 2010 we expect 100% of our domestic fabric cutting and sewing operations to be shifted to our Mexican facility. In connection with these activities, we have recorded $9.8 million in restructuring charges, net of reversals since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $0.8 million during the next twelve months. During the third quarter and first nine months of fiscal 2010, we had net restructuring reversals of $0.2 million and $0.5 million, respectively, covering severance and benefits under this plan.  The reversal of restructuring charges relate to a decrease in our estimated healthcare costs for this plan.  During fiscal 2009, the plan resulted in restructuring charges of $7.7 million, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million).  Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants. These changes are expected to result in annual cost savings of approximately $20 million, once fully completed.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the third quarter and first nine months of fiscal 2010, we had restructuring charges of $0.2 million and $1.0 million, respectively, related to contract terminations.  We expect to incur approximately $0.3 million of additional charges in the remainder of fiscal 2010.  During fiscal 2009, we had restructuring charges of $1.6 million related to contract terminations.

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

As of January 23, 2010, we had a remaining restructuring liability of $1.4 million which is expected to be settled as follows: $0.8 million in the remainder of fiscal 2010 and $0.6 million thereafter.

For the current fiscal year to date, restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2010
(Unaudited, amounts in thousands)	04/25/09 Balance	Charges to Expense *	Cash Payments or Asset Write-Offs	01/23/10 Balance
Severance and benefit-related costs	$2,022	$(202)	$(816)	$1,004
Contract termination costs	530	1,022	(1,175)	377
Other	—	1,993	(1,993)	—
Total restructuring	$2,552	$2,813	$(3,984)	$1,381
* Charges to expense include $0.2 million of non-cash charges for contract termination costs.

		Fiscal 2009
(Unaudited, amounts in thousands)	04/26/08 Balance	Charges to Expense **	Cash Payments or Asset Write-Offs	04/25/09 Balance
Severance and benefit-related costs	$2,842	$4,149	$(4,969)	$2,022
Fixed asset write-downs, net of gains	—	512	(512)	—
Contract termination costs	939	1,528	(1,937)	530
Other	—	6,271	(6,271)	—
Total restructuring	$3,781	$12,460	$(13,689)	$2,552
**	Charges to expense include $1.8 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs. Inventory write-downs of $1.2 million are included in “Other.”

Note 12: Income Taxes

Our effective tax rates for the first nine months of fiscal 2010 and fiscal 2009 were 36.7% and 27.4%, respectively.  For fiscal 2010, a higher estimated effective tax rate was offset by an additional federal tax refund.  The effective tax rate for the first nine months of fiscal 2009 resulted primarily from the recording of a $52.8 million valuation allowance against our deferred tax assets.

On November 6, 2009 the federal government signed into law the Work, Home Ownership and Business Assistance Act of 2009 (H.R.3548).  The law includes provisions allowing businesses with federal net operating losses in tax years 2008 and 2009 to carry back those losses for a period of five years and receive refunds of income taxes paid in those years. Previously, federal net operating losses could only be carried back for a period of two years. We are still in the process of evaluating our options relating to this new law. Regardless of whether we elect to utilize the extended carry back opportunity or not the net impact on our tax provision is expected to be relatively nominal.

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

We had three consolidated VIEs during the third quarter and first nine months of fiscal 2010 representing 31 stores and four consolidated VIEs during the third quarter and first nine months of fiscal 2009 representing 37 stores.  Beginning in the fourth quarter of fiscal 2009, we stopped consolidating our Cleveland VIE.  This, along with the addition of one store by our California VIE resulted in a decrease of six stores for VIEs when comparing the third quarter and first nine months of fiscal 2010 to fiscal 2009.

The table below shows information concerning our consolidated VIEs during fiscal 2010 and fiscal 2009:

	As of
(Unaudited, amounts in thousands)	01/23/10	04/25/09
Current assets	$18,447	$16,220
Other long-term assets	9,040	9,794
Total assets	$27,487	$26,014

Current liabilities	$8,180	$5,983
Other long-term liabilities	3,012	3,085
Total liabilities	$11,192	$9,068

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands )	01/23/10	01/24/09	01/23/10	01/24/09
Net sales, net of inter-company eliminations	$15,629	$13,430	$39,616	$39,301
Net loss	$(381)	$(4,098)	$(1,122)	$(8,594)

In addition to our consolidated VIEs, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we were not the primary beneficiary.  Our total exposure to losses related to these dealers was $2.5 million which consists of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We do not have any obligations or commitments to provide additional financial support to these dealers for the remainder of fiscal 2010.

Note 14: Income from Continued Dumping and Subsidy Offset Act

We recorded $4.4 million and $8.1 million as Income from the Continued Dumping and Subsidy Offset Act, net of legal expenses, during the third quarter of fiscal 2010 and fiscal 2009, respectively, from the receipt of funds under the Continued Dumping and Subsidy Offset Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture from China.  The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

Note 15: Earnings per Share

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/23/10	01/24/09	01/23/10	01/24/09
Numerator (basic and diluted):
Net income (loss) attributable to La-Z-Boy Incorporated	$10,976	$(64,548)	$18,866	$(127,830)
Income allocated to participating securities	(222)	—	(351)	—
Dividends on participating securities	—	(15)	—	(69)
Net income (loss) available to common shareholders	$10,754	$(64,563)	$18,515	$(127,899)

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/23/10	01/24/09	01/23/10	01/24/09
Denominator:
Basic common shares (based upon weighted average)	51,546	51,475	51,517	51,454
Add:
Stock option dilution	299	—	78	—
Diluted common shares	51,845	51,475	51,595	51,454

Share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities.  We granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such stock awards are considered participating securities.  As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the “two-class method.”  The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  Unvested restricted stock awards were previously included in our diluted share calculation using the treasury stock method.  Due to their anti-dilutive effect, we did not allocate any loss to the unvested stock awards (participating securities) for the third quarter and first nine months ended January 24, 2009.

The effect of options to purchase 1.8 million and 2.5 million shares for the quarters ended January 23, 2010 and January 24, 2009 with a weighted average exercise price of $14.99 and $15.46 respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the quarters and would have been anti-dilutive.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis.  Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.  We adopted the accounting standards for non-financial assets and liabilities as of the beginning of fiscal 2010.  We did not measure any material assets or liabilities at fair value on a nonrecurring basis during fiscal 2010.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of January 23, 2010:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$7,935	$2,394	$—

Liabilities
Interest rate swap	—	(710)	—
Total	$7,935	$1,684	$—

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

Note 17:  Hedging Activities

During the first quarter of fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge.  This swap hedges the interest on $20 million of floating rate debt.  Under the swap, we are required to pay 3.33% through May 16, 2011 and we receive three month LIBOR from the counterparty. This offsets the three month LIBOR component of interest which we are required to pay under $20 million of floating rate debt.  Interest under this debt as of January 23, 2010 was three month LIBOR plus 1.75%.

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

For the third quarter and first nine months of fiscal 2010, we deferred gains of less than $0.1 million into accumulated other comprehensive loss.  For the third quarter and first nine months of fiscal 2009, we deferred losses of $0.6 million and $0.8 million, respectively, into accumulated other comprehensive loss.  The fair value of our interest rate swap at January 23, 2010 and at April 25, 2009 was $0.7 million, which was included in other long-term liabilities.

Note 18:  Recent Accounting Pronouncements

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

In June 2009 and December 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities (“VIEs”). The guidance affects all entities currently within the scope of FASB ASC 810, Consolidation, as well as qualifying special-purpose entities (“QSPEs”) that are currently excluded from the scope of FASB ASC 810, Consolidation.  Accordingly, we will need to reconsider our previous FASB ASC 810, Consolidation, conclusions, including (1) whether an entity is a VIE, (2) whether we are the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required.  This amendment is effective for our fiscal 2011 year end and interim periods within that year.  We are currently evaluating the impact this amendment will have on our consolidated financial statements and disclosures.

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

In August 2009, the FASB issued amendments for the fair value measurement of liabilities.  This amendment provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using specified techniques.  This amendment also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Additionally, this amendment clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  We adopted these amendments in our third quarter of fiscal 2010.  These amendments did not have a material impact on our consolidated financial statements and disclosures.

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

In January 2010, the FASB issued amendments to the accounting and reporting for decreases in ownership of a subsidiary.  This amendment provides guidance in regards to how an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This amendment also requires expanded disclosures about the deconsolidation of a subsidiary.  This amendment was effective for and we adopted in our third quarter of fiscal 2010.  This amendment did not have a material impact on our consolidated financial statements and disclosures.

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence and demographics; (b) continued economic recession in certain parts of the country and fluctuations in our stock price; (c) changes in the real estate and credit markets and the potential impacts on our customers and suppliers; (d) the impact of terrorism or war; (e) continued energy and other commodity price changes; (f) the impact of logistics on imports; (g) the impact of interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions, product recalls or costs; (i) effects of restructuring actions; (j) changes in the domestic or international regulatory environment; (k) the impact of adopting new accounting principles; (l) the impact from natural events such as hurricanes, earthquakes and tornadoes; (m) the ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (n) those matters discussed in Item 1A of our fiscal 2009 Annual Report on Form 10-K and factors relating to acquisitions and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

Introduction

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 68 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 68 stores are part of the larger store network of La-Z-Boy Furniture Galleries® stores which includes a total of 308 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish their homes.  In addition to our La-Z-Boy Furniture Galleries® store network, the La-Z-Boy brand also has a distribution model known as Comfort Studios®.  Comfort Studios® are defined spaces within a larger independent retailer that are dedicated to displaying La-Z-Boy branded furniture with the average size of the space being about 5,000 square feet.  As of January 23, 2010, we had 502 Comfort Studios®.  We expect to open approximately 12 new Comfort Studios® during the remainder of fiscal 2010.  Kincaid, England and Lea also have in-store gallery programs.

We consolidate certain of our independent dealers who do not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). During the third quarter and first nine months of fiscal 2010 we had three VIEs, operating 31 stores, included in our Consolidated Statement of Operations.   During the third quarter and first nine months of fiscal 2009 we had four VIEs, operating 37 stores, included in our Consolidated Statement of Operations.

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

The furniture industry and our business in particular were negatively impacted by the challenging economic conditions during our fiscal 2009 year and the first nine months of our fiscal 2010 year.  As a result we have experienced year-over-year sales declines when comparing the first nine months of fiscal 2009 to the first nine months of fiscal 2010, although, we have seen an increase in our consolidated sales when comparing the third quarter of fiscal 2010 to the third quarter of fiscal 2009.  Additionally, with the sudden decline in the economic climate during the third quarter of fiscal 2009 we also experienced increased net operating losses and a steep decline in our stock price resulting in a lower market capitalization.  As a result, during the second and third quarter of fiscal 2009 we recorded impairment charges against our intangible assets and long-lived assets and valuation allowances against our deferred tax assets.

We made significant changes to our business model during the second half of fiscal 2009 in order to offset the impact of the challenging economic conditions.  During the first nine months of fiscal 2010 we have continued to reduce costs by consolidating our casegoods manufacturing facilities and continuing the transition of our cut and sew operations to Mexico.  Additionally, we continued to focus on increasing our sales volume through various initiatives.  As a result, we have had positive earnings for the first nine months of fiscal 2010, as well as an increase in sales volume for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  In particular each of our operating units within our Upholstery Group recorded an increase in sales volume and net operating income during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Our Retail Group experienced minimal decreases in sales volume in the second and third quarter and decreases in net operating losses during the first three quarters of fiscal 2010 compared to fiscal 2009 due to changes made in the second half of fiscal 2009.  Offsetting these positive trends was the continued decline in the sales volume of our Casegoods Group, which we believe is a result of consumers continuing to postpone or forego purchases of casegoods products to a greater extent than upholstered furniture because casegoods product is typically priced higher than upholstered furniture.

Results of Operations
Analysis of Operations: Quarter Ended January 23, 2010
(Third Quarter 2010 compared with 2009)

	Quarter Ended
(Unaudited, amounts in thousands, except per share amounts and percentages)	01/23/10	01/24/09	Percent change
Upholstery sales	$234,262	$199,200	17.6%
Casegoods sales	36,029	42,116	(14.5)%
Retail sales	40,411	40,497	(0.2)%
VIE sales	15,629	13,430	16.4%
Corporate and Other sales	603	1,084	(44.4)%
Eliminations	(21,840)	(7,751)	(181.8)%
Consolidated sales	$305,094	$288,576	5.7%

Consolidated gross profit	$97,807	$79,103	23.6%
Consolidated gross margin	32.1%	27.4%

Consolidated S,G&A	$83,527	$93,501	(10.7)%
S,G&A as a percent of sales	27.4%	32.4%

Upholstery operating income (loss)	$26,102	$(1,652)	N/M
Casegoods operating income (loss)	292	(313)	193.3%
Retail operating loss	(4,135)	(7,108)	41.8%
VIE operating income (loss)	350	(1,381)	125.3%
Corporate and other	(7,937)	(2,280)	(248.1)%
Restructuring	(593)	(2,405)	75.3%
Long-lived asset write-down	—	(7,036)	100.0%
Trade name write-down	—	(5,541)	100.0%
Goodwill write-down	—	(40,436)	100.0%
Consolidated operating income (loss)	$14,079	$(68,152)	120.7%

Upholstery operating margin	11.1%	(0.8)%
Casegoods operating margin	0.8%	(0.7)%
Retail operating margin	(10.2)%	(17.6)%
Consolidated operating margin	4.6%	(23.6)%

Net income (loss) attributable to La-Z-Boy Incorporated	$10,976	$(64,548)

Net income (loss) per share attributable to La-Z-Boy Incorporated	$0.21	$(1.25)

N/M – not meaningful

Sales

Consolidated sales increased 5.7% when compared with the third quarter of fiscal 2009.  We believe the strength of the La-Z-Boy brand and the inherent quality associated with the brand have allowed us to gain market share in this challenging economic climate.  We have continued to focus on various sales initiatives and maintained a strong advertising presence throughout this period.

Upholstery Group sales increased 17.6% compared with the third quarter of fiscal 2009. In the third quarter of fiscal 2009, the reporting of the retail warehouse operations was changed from the Retail Group to the Upholstery Group.  Since the warehouse operations were expanded to incorporate the warehousing, staging and delivery of independent La-Z-Boy Furniture Galleries® dealers’ products as well as for our Retail Group, the reporting of those warehouses was more appropriately included in our La-Z-Boy wholesale operating unit which is a part of our Upholstery Group.  As a result of this change, sales and operating profit that were previously recorded within our Upholstery Group for product sold to our Retail Group and still in inventory were reversed.  A one-time adjustment was recorded in the third quarter of fiscal 2009 that reduced inter-company sales for the Upholstery Group by $12.1 million during that period, with a corresponding offset recorded in our eliminations line.  Somewhat offsetting the effect the change in reporting of the retail warehouse operations had on inter-company sales was a decrease in sales prices resulting in a 0.8 percentage point decrease in sales when comparing the third quarter of fiscal 2010 to the third quarter of fiscal 2009.  As we mentioned above, we believe the strength of the La-Z-Boy brand and the inherent quality associated with the brand have allowed us to gain market share in this challenging economic climate.

Casegoods Group sales decreased 14.5% compared with the third quarter of fiscal 2009. The decrease in sales volume occurred due to weak consumer demand related to casegoods product.  The challenging economic climate has had a negative impact on consumers’ discretionary spending.  We believe that consumers are postponing purchases of casegoods product to a greater extent than upholstered furniture because casegoods product tends to be a higher ticket purchase compared to upholstered furniture.

Retail Group sales were flat when compared with the third quarter of fiscal 2009, even with a decrease of one store compared to the third quarter of fiscal 2009.  We believe this was a result of our decision to maintain a strong advertising presence in the marketplace during these challenging economic conditions. Additionally, our Retail Group focused on various sales model changes implemented in the second half of fiscal 2009 to drive sales.

VIE sales increased 16.4% when compared with the third quarter of fiscal 2009.  The increase in sales was a result of changes we made to our Toronto VIE, which included allowing another Toronto dealer to assume the operations of these four stores, which added to the four that they were already operating.  These changes resulted in an increase in the number of stores included by our VIE for the Toronto market. Additionally, sales for our California VIE were positively impacted by the addition of one store in the second quarter of fiscal 2010.  Beginning in the fourth quarter of fiscal 2009 we stopped consolidating our Cleveland VIE, which somewhat offset the overall increase in sales by our VIEs during the third quarter of fiscal 2010.

Gross Margin

Gross margin increased 4.7 percentage points in the third quarter of fiscal 2010 in comparison to the third quarter of fiscal 2009. Our gross margin was positively impacted by the following factors:

•
Efficiencies realized in our domestic upholstery manufacturing facilities resulted in an increase in our gross margin of 2.6 percentage points. Our conversion to cellular manufacturing and our various restructurings completed in recent years resulted in more efficient capacity utilization.  These restructurings eliminated redundant costs by closing plants and reducing our workforce to enable our operations to run more efficiently.

•	Raw material costs decreases resulted in a 2.1 percentage point increase in our gross margin.
•	Restructuring charges included in gross profit decreased by $1.3 million resulting in a 0.5 percentage point increase in our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased by $10.0 million or 5.0 percentage points when compared to the prior year’s third quarter.  Bad debt expense decreased $8.4 million or 2.9 percentage points in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  The deteriorating economic conditions in the third quarter of fiscal 2009 affected the ability of some of our customers to pay outstanding past due amounts which resulted in a significant charge to bad debts.  Advertising costs as a percent of sales decreased 0.7 percentage points or $1.3 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Our decrease in advertising costs was mainly a result of a shift in the timing of our advertising spend to specific promotional time periods.  Additionally, the overall decline in the economic climate has decreased the cost of purchasing advertising.  We believe these changes have allowed us to maintain a strong presence in the marketplace, while decreasing our costs.

Restructuring

Restructuring costs, net of reversals totaled $0.6 million for the third quarter of fiscal 2010 as compared with $2.4 million in the third quarter of fiscal 2009. The restructuring costs in the third quarter of fiscal 2010 related to the consolidation of our casegoods manufacturing plants and conversion to a distribution center, in addition to ongoing severance as we transition our domestic cut and sew operations to our Mexico facility and the ongoing costs for our closed retail facilities.  These costs were offset by the reversal of restructuring charges due to a decrease in our estimated healthcare costs for these plans.  The restructuring costs in the third quarter of fiscal 2009 related to the closure of our Tremonton, Utah facility, the closure of our Sherman, Mississippi facility, the restructuring of our La-Z-Boy U.K. facility, the restructuring of our company-wide employment and the ongoing costs for the closure of retail facilities.  These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities.

Long-lived Asset Write-down

During the third quarter of fiscal 2009, we evaluated the recoverability of our long-lived assets of our key asset groups.  Based on the results of the review it was determined that the expected future undiscounted cash flows of the assets of our Upholstery Group and Casegoods Group substantially exceeded their carrying value in fiscal 2009 and therefore no impairment existed.  Based on the assessment of undiscounted projected future operating cash flows of our retail stores, the undiscounted cash flows did not exceed the net book value of leasehold improvements, furniture, fixtures, and office equipment at some stores, indicating that a permanent impairment had occurred.

As of the end of the third quarter of fiscal 2009, we had $39.9 million in long-lived assets for our Retail Group.  Of this $39.9 million, fair value exceeded carrying value for $20.4 million of these assets.  For the remaining $19.5 million, we recorded an impairment charge of $7.0 million.

For the seven retail facilities that we owned, which accounted for $17.9 million in value as of the end of fiscal 2009, third party appraisals were utilized to determine the fair value of the stores.  For the remaining retail facilities we utilized a discounted cash flow model over the remaining life of the lease, as well as comparable market data, to determine fair value.  Our cash flow model assumed an economic recovery in our fiscal 2011 and used a 16% discount rate based on the market participant’s view of our industry’s weighted average cost of capital.  The impairment charge recorded in the third quarter of fiscal 2009 was based on current market conditions and the current fair value of those assets.  Changes in economic conditions could result in a need to evaluate whether the fair value of the long-lived assets of our retail stores has deteriorated further which could result in additional impairment charges. The net book value of our retail fixed assets was $29.3 million as of January 23, 2010.

Trade Name and Goodwill Write-Down

During the third quarter of fiscal 2009, we evaluated the goodwill of our Upholstery Group and Retail Group and the trade names of our Casegoods Group.  Due to the steep decline in our stock price during the third quarter of fiscal 2009 and its negative impact on our market capitalization at that time, we recognized a $40.4 million non-cash impairment charge relating to the goodwill in our Upholstery Group and Retail Group and a $5.5 million non-cash impairment charge relating to the trade names in our Casegoods Group.

Operating Margin

Our consolidated operating margin increased 28.2 percentage points to 4.6% for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  Our third quarter of fiscal 2010 operating margin included 0.2 percentage points of restructuring charges.  Operating margin for the third quarter of fiscal 2009 was (23.6)% and included 15.9 percentage points for the goodwill and trade name write-down, 2.4 percentage points for the long-lived asset write-down and 0.8 percentage points for restructuring charges.

The Upholstery Group operating margin increased 11.9 percentage points when compared with the third quarter of fiscal 2009.  Our Upholstery Group operating margin was positively impacted by the following factors:

•	A decrease in bad debt expense for our Upholstery Group resulted in a 4.2 percentage point improvement in our operating margin.
•	Efficiencies realized in our domestic upholstery manufacturing facilities resulted in an increase in our operating margin of 2.9 percentage points. Our conversion to cellular manufacturing and our various restructurings completed in recent years resulted in more efficient capacity utilization. These restructurings eliminated redundant costs by closing plants and reducing our workforce to enable our operations to run more efficiently.
•	A decrease in raw material costs for our Upholstery Group resulted in a 2.7 percentage point improvement in our operating margin.
•
Our Upholstery Group operating income was reduced by $3.3 million in the third quarter of fiscal 2009 due to the one-time adjustment for the inter-company profit as a result of the previously mentioned change in reporting of the retail warehouse operations from the Retail Group to the Upholstery Group.  This adjustment did not affect our consolidated operating results.

Our Casegoods Group operating margin increased by 1.5 percentage points in the third quarter of fiscal 2010 when compared with the third quarter of fiscal 2009.  Our Casegoods Group operating margin was positively impacted by the following factors:

•	An increase in our Casegoods Group gross margin resulted in a 1.7 percentage point increase in our Casegoods Group operating margin.
•	A decrease in bad debt expense for our Casegoods Group resulted in a 1.0 percentage point improvement in our operating margin.

Offsetting these positive trends was a 1.0 percentage point increase in advertising expense for our Casegoods Group.

Our Retail Group operating margin improved significantly during the third quarter of fiscal 2010 in comparison to the third quarter of fiscal 2009.  The 7.4 percentage point improvement was a result of our focus on increasing our gross margin and reducing selling and administrative costs throughout the second half of fiscal 2009.

•
A decrease in commissions and salaries and benefits expense resulted in a 5.3 percentage point increase in our Retail Group’s operating margin.  This decrease was a result of changes made to our selling structure, as well as a decrease in commissions.

•
A decrease in occupancy costs for our Retail Group resulted in a 2.7 percentage point improvement in our Retail Group’s operating margin.  This was a result of energy savings and decreases in common area and store maintenance charges.

•	An increase in our Retail Group’s gross margin resulted in a 2.1 percentage point increase in our Retail Group’s operating margin.

Offsetting these positive trends was a 0.6 percentage point increase in advertising expense for our Retail Group.

VIE operating profit was $0.4 million in the third quarter of fiscal 2010, compared to an operating loss of $1.4 million in the third quarter of fiscal 2009.  This positive improvement was mainly the result of changes we made to our Toronto VIE, which included terminating our relationship with one dealer in our Toronto market at the end of the third quarter of fiscal 2009 and allowing our other Toronto dealer to assume the operations of these four stores, which added to the four that they were already operating.  These changes resulted in an increase in the number of stores included by our VIE for the Toronto market and more efficient operations for the market as a whole.

Corporate and Other operating loss in the third quarter of fiscal 2010 increased $5.7 million when compared to the third quarter of fiscal 2009.  Our Corporate and Other segment includes general and administrative expenses related to our corporate functions.  Our Corporate and Other operating loss was reduced by $3.3 million in the third quarter of fiscal 2009 due to the one-time adjustment for the inter-company profit as a result of the previously mentioned change in reporting of the retail warehouse operations from the Retail Group to the Upholstery Group.  This adjustment did not affect our consolidated operating results.  The remainder of the change mainly relates to an increase in bonus and stock incentive costs due to the improved performance of the company, as well as increases in our stock price.

Interest Expense

Interest expense for the third quarter of fiscal 2010 was $0.8 million less than the third quarter of fiscal 2009 due to a $68.7 million decrease in our average debt.  Our weighted average interest rate increased 1.3 percentage points in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Other Income/(Expense)

Other income/(expense) was expense of $0.6 million for the third quarter of fiscal 2010, compared to expense of $7.4 million for the third quarter of fiscal 2009.  In the third quarter of fiscal 2009 we recognized $5.1 million of losses related to available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans due to the losses being considered other than temporary.  The remainder of the change in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 was mainly the result of currency exchange rate gains we experienced through foreign operations.

Income Taxes

Our effective tax rate for the third quarter of fiscal 2010 was 37.4% compared to 6.2% for the third quarter of fiscal 2009.  The effective tax rate for fiscal 2009 reflected an increase in the valuation allowance on our deferred tax assets of $14.6 million.

Results of Operations
Analysis of Operations: Nine Months Ended January 23, 2010
(First Nine Months of 2010 compared with 2009)

	Nine Months Ended
(Unaudited, amounts in thousands, except per share amounts and percentages)	01/23/10	01/24/09	Percent change
Upholstery sales	$663,734	$684,252	(3.0)%
Casegoods sales	109,196	138,710	(21.3)%
Retail sales	114,387	122,408	(6.6)%
VIE sales	39,616	39,301	0.8%
Corporate and Other sales	4,143	3,362	23.2%
Eliminations	(62,604)	(45,857)	(36.5)%
Consolidated sales	$868,472	$942,176	(7.8)%

Consolidated gross profit	$273,275	$245,986	11.1%
Consolidated gross margin	31.5%	26.1%

Consolidated S,G&A	$246,011	$286,603	(14.2)%
S,G&A as a percent of sales	28.3%	30.4%

Upholstery operating income	$67,751	$16,542	309.6%
Casegoods operating income (loss)	(13)	1,819	(100.7)%
Retail operating loss	(15,104)	(27,509)	45.1%
VIEs operating loss	(118)	(5,422)	97.8%
Corporate and other	(23,461)	(16,351)	(43.5)%
Restructuring	(2,813)	(11,904)	76.4%
Long-lived asset write-down	—	(7,036)	100.0%
Trade name write-down	—	(5,541)	100.0%
Goodwill write-down	—	(42,136)	100.0%
Consolidated operating income (loss)	$26,242	$(97,538)	126.9%

Upholstery operating margin	10.2%	2.4%
Casegoods operating margin	0.0%	1.3%
Retail operating margin	(13.2)%	(22.5)%
Consolidated operating margin	3.0%	(10.4)%

Net income (loss) attributable to La-Z-Boy Incorporated	$18,866	$(127,830)

Net income (loss) per share attributable to La-Z-Boy Incorporated	$0.36	$(2.49)

Sales

Consolidated sales were down 7.8% compared with the first nine months of fiscal 2009 due to the continued challenging economic climate.  The challenging conditions coupled with our decision to limit our exposure and credit support to certain independent dealers was reflected in our overall decrease in sales for the first nine months of fiscal 2010 compared to fiscal 2009.

Upholstery Group sales were down 3.0% compared with the first nine months of fiscal 2009 due to the continued challenging economic climate.  Additionally, in the first nine months of fiscal 2009, the timing of our Upholstery Group sales was affected by the change in contractual relationships with our third party carriers that resulted in increased sales for that period as reported in our Form 10-K for the fiscal year ended April 28, 2008.  This change resulted in an increase of $11.0 million of sales in the first nine months of fiscal 2009.  This was offset by the previously mentioned change in reporting of the retail warehouse operations from the Retail Group to the Upholstery Group.  Since the warehouse operations were expanded to incorporate the warehousing, staging and delivery of independent La-Z-Boy Furniture Galleries® dealers’ products as well as for our Retail Group, the reporting of those warehouses was more appropriately included in our La-Z-Boy wholesale operating unit which is a part of our Upholstery Group.  As a result of this change, sales and operating profit that were previously recorded within our Upholstery Group for product sold to our Retail Group and still in inventory were reversed.  A one-time adjustment was recorded in the first nine months of fiscal 2009 that reduced inter-company sales for the Upholstery Group by $12.1 million during that period, with a corresponding offset recorded in our eliminations line.

Casegoods Group sales decreased 21.3% compared with the first nine months of fiscal 2009. The decrease in sales volume occurred across all of our casegoods operating units due to weak consumer demand.  The challenging economic climate had a negative impact on consumers’ discretionary spending.  We believe that consumers are postponing purchases of casegoods product to a greater extent than upholstered furniture because casegoods product tends to be a higher ticket purchase compared to upholstered furniture.

Retail Group sales decreased 6.6% compared with the first nine months of fiscal 2009.  The overall decrease in sales of our Retail Group for the first nine months of fiscal 2010 was mostly the result of a 15.2% decrease in sales in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  There was only a slight decrease in sales for the second and third quarter of fiscal 2010 compared to the second and third quarter of fiscal 2009.  We attribute the overall decrease in sales to the challenging economic conditions, which continue to negatively affect the home furnishings market.

VIE sales increased 0.8% compared with the first nine months of fiscal 2009.  Our VIE sales were positively impacted by changes we made to our Toronto VIE, as well as the addition of one store in the second quarter of fiscal 2010 by our California VIE.  Beginning in the fourth quarter of fiscal 2009 we stopped consolidating our Cleveland VIE, which somewhat offsets the overall increase in sales by our VIEs during the first nine months of fiscal 2010.  These changes resulted in a decrease of six stores for our VIEs during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

Gross Margin

Gross margin increased 5.4 percentage points in the first nine months of fiscal 2010 in comparison to the first nine months of fiscal 2009.   Our gross margin was positively impacted by the following factors:

•	Efficiencies realized in our domestic upholstery manufacturing facilities resulted in an increase in our gross margin of 2.8 percentage points. Our conversion to cellular manufacturing and our various restructurings completed in recent years resulted in more efficient capacity utilization. These restructurings eliminated redundant costs by closing plants and reducing our workforce to enable our operations to run more efficiently.

•	Raw material cost decreases resulted in a 2.3 percentage point increase in our gross margin.
•	Restructuring charges included in gross profit decreased by $7.9 million resulting in a 0.8 percentage point increase in our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (S,G&A) decreased by $40.6 million or 2.1 percentage points when compared to the prior year’s first nine months.  Bad debt expense decreased $12.8 million or 1.4 percentage points in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  The deteriorating economic conditions in the third quarter of fiscal 2009 affected the ability of some of our customers to pay outstanding past due amounts which resulted in a significant charge to bad debts in the first nine months of fiscal 2009.  Advertising costs as a percent of sales decreased 0.7 percentage points or $9.4 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  Our decrease in advertising costs was a result of a shift in the timing of our advertising spend to specific promotional time periods.  Additionally, the overall decline in the economic climate has decreased the cost of purchasing advertising.  These changes have allowed us to maintain a strong presence in the marketplace, while decreasing our costs. Offsetting these positive trends was a $3.1 million or 0.3 percentage point decrease in gain on sale of assets for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.  The remainder of the decrease in selling, general and administrative expenses was a result of our overall reduction in operating expenses to be more in alignment with current sales volume.

Restructuring

Restructuring costs, net of reversals totaled $2.8 million for the first nine months of fiscal 2010, compared with $11.9 million in the first nine months of fiscal 2009.  The restructuring costs in fiscal 2010 related to the consolidation of our casegoods manufacturing plant and conversion to a distribution center, in addition to ongoing severance and benefits as we transition our domestic cut and sew operations to our Mexico facility and the ongoing costs for our closed retail facilities.  These costs were offset by the reversal of restructuring charges due to a decrease in our estimated healthcare costs for these plans.  The restructuring costs in fiscal 2009 related to the closure of our Tremonton, Utah facility, the closure of our Sherman, Mississippi facility, the restructuring of our La-Z-Boy U.K. subsidiary, the restructuring of our company-wide employment and the ongoing costs for the closure of retail facilities.  These costs were comprised mainly of severance and benefits, fixed asset and inventory impairments, transition costs for the Utah plant closure and the ongoing lease cost for our closed retail facilities.

Long-lived Asset Write-down

During the first nine months of fiscal 2009, we evaluated the recoverability of our long-lived assets of our key asset groups.  Based on the results of the review it was determined that the expected future undiscounted cash flows of the assets of our Upholstery Group and Casegoods Group substantially exceeded their carrying value in fiscal 2009 and therefore no impairment existed.  Based on the assessment of undiscounted projected future operating cash flows of our retail stores, the undiscounted cash flows did not exceed the net book value of leasehold improvements, furniture, fixtures, and office equipment at some stores, indicating that a permanent impairment had occurred.

As of the end of the third quarter of fiscal 2009, we had $39.9 million in long-lived assets for our Retail Group.  Of this $39.9 million, fair value exceeded carrying value for $20.4 million of these assets.  For the remaining $19.5 million, we recorded an impairment charge of $7.0 million.

For the seven retail facilities that we owned, which accounted for $17.9 million in value as of the end of fiscal 2009, third party appraisals were utilized to determine the fair value of the stores.  For the remaining retail facilities we utilized a discounted cash flow model over the remaining life of the lease, as well as comparable market data, to determine fair value.  Our cash flow model assumed an economic recovery in our fiscal 2011 and used a 16% discount rate based on the market participant’s view of our industry’s weighted average cost of capital.  The impairment charge recorded in the third quarter of fiscal 2009 was based on current market conditions and the current fair value of those assets.  Changes in economic conditions could result in a need to evaluate whether the fair value of the long-lived assets of our retail stores has deteriorated further which could result in additional impairment charges. The net book value of our retail fixed assets was $29.3 million as of January 23, 2010.

Trade Name and Goodwill Write-down

During the first nine months of fiscal 2009, we evaluated the goodwill of our Upholstery Group and Retail Group and the trade names of our Casegoods Group.  Due to the steep decline in our stock price in the third quarter of fiscal 2009 and its negative impact on our market capitalization at that time, we recognized a $40.4 million non-cash impairment charge relating to the goodwill of our Upholstery Group and Retail Group and a $5.5 million non-cash impairment charge relating to the trade names of our Casegoods Group.

Additionally in the first nine months of fiscal 2009, the goodwill write-down included $1.7 million as a result of our plan to reorganize the Toronto, Ontario retail market which we consolidated as a VIE ($0.4 million) and the result of our plan to close the operations of our La-Z-Boy U.K. subsidiary ($1.3 million).

Operating Margin

Our consolidated operating margin increased 13.4 percentage points to 3.0% for the first nine months of fiscal 2010. Our consolidated operating margin for the first nine months of fiscal 2010 included 0.3 percentage points for restructuring charges.  Operating margin for the first nine months of fiscal 2009 was (10.4)% and included 5.1 percentage points for the goodwill and trade name write-down, 1.3 percentage points for restructuring charges and 0.7 percentage points for the long-lived asset write-down.

The Upholstery Group operating margin increased 7.8 percentage points when compared with the first nine months of fiscal 2009.  Our Upholstery Group operating margin was positively impacted by the following factors:

•
Efficiencies realized in our domestic upholstery manufacturing facilities resulted in an increase in our operating margin of 3.3 percentage points. Our conversion to cellular manufacturing and our various restructurings completed in recent years resulted in more efficient capacity utilization.  These restructurings eliminated redundant costs by closing plants and reducing our workforce to enable our operations to run more efficiently.

•	A decrease in raw material costs for our Upholstery Group resulted in a 3.1 percentage point improvement in our operating margin.
•	A decrease in bad debt expense for our Upholstery Group resulted in a 1.7 percentage point improvement in our operating margin.
•	Our Upholstery Group’s operating profit increased by $1.5 million as a result of the change in third party freight carrier contracts as noted previously in our sales discussion.

These positive improvements to our operating margin were somewhat offset by the previously mentioned change in reporting of the retail warehouse operations from the Retail Group to the Upholstery Group.  Our Upholstery Group operating income was reduced by $3.3 million due to the one-time adjustment for inter-company profit.  This adjustment did not affect our consolidated operating results.

Our Casegoods Group operating margin decreased 1.3 percentage points when compared with the first nine months of fiscal 2009.  The decrease in operating margin was a result of the overall decrease in sales volume of our casegoods operating units.  Sales decreased 21.3% which outpaced our reduction in operating costs.

Our Retail Group operating margin improved significantly in the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009.  The 9.3 percentage point increase was a result of our focus on reducing selling and administrative costs throughout the second half of fiscal 2009.

•
A decrease in commissions and salaries and benefits expense resulted in a 5.5 percentage point improvement in our Retail Group’s operating margin.  This decrease was a result of changes made to our selling structure, as well as a decrease in commissions.

•
A decrease in advertising expense for our Retail Group resulted in a 1.0 percentage point improvement in our Retail Group’s operating margin, as we continued to focus on cost effectiveness of our advertising expenses.

VIE operating loss decreased $5.3 million in the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009.  The decrease in the operating loss of our VIEs was mainly the result of changes we made to our Toronto VIE, which included allowing another Toronto dealer to assume the operations of these four stores which added to the four that they were already operating.  These changes resulted in an increase in the number of stores included by our VIE for the Toronto market and more efficient operations for the market as a whole.

Corporate and Other operating loss increased $7.1 million during the first nine months of fiscal 2010 when compared with the first nine months of fiscal 2009.  Our Corporate and Other segment includes the general and administrative expenses related to our corporate functions.  Our Corporate and Other operating loss was reduced by $3.3 million in the first nine months of fiscal 2009 due to the one-time adjustment for the inter-company profit as a result of the previously mentioned change in reporting of the retail warehouse operations from the Retail Group to the Upholstery Group.  This adjustment did not affect our consolidated operating results. During the first nine months of fiscal 2010 we had a $0.4 million loss on property sales, compared to a realized gain on property sales of $2.7 million during the first nine months of fiscal 2009.   The remainder of the change mainly relates to an increase in bonus and stock incentive costs due to the improved performance of the company, as well as increases in our stock price.

Interest Expense

Interest expense for the first nine months of fiscal 2010 was $2.1 million less than the first nine months of fiscal 2009 due to a $62.5 million decrease in our average debt. Our weighted average interest rate increased 0.5 percentage points in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

Other Income/(Expense)

Other income/(expense) was income of $0.4 million for the first nine months of fiscal 2010, compared to expense of $8.0 million for the first nine months of fiscal 2009.  During the first nine months of fiscal 2009, we recognized $5.1 million of losses related to available-for-sale marketable securities to fund future obligations of one our non-qualified retirement plans due to the losses being considered other than temporary.  The remainder of the change in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was mainly the result of currency exchange rate gains we experienced through foreign operations.

Income Taxes

Our effective tax rates for the first nine months of fiscal 2010 and fiscal 2009 were 36.7% and 27.4%, respectively.  For fiscal 2010, a higher estimated effective tax rate was offset by an additional federal tax refund.  The effective tax rate for the first nine months of fiscal 2009 resulted primarily from the recording of a $52.8 million valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. These sources have been adequate for day-to-day operations and capital expenditures.  We had cash and equivalents of $79.5 million at January 23, 2010, compared to $17.4 million at April 25, 2009.  In the first nine months of fiscal 2010, restricted cash decreased by $18.7 million and became available to be used for operations.  The transfer of obligations of our wholly-owned insurance company to our parent company released the restriction on $18.7 million in cash, which positively impacted our liquidity during the first nine months of fiscal 2010.  During the first nine months of fiscal 2010 we received $7.7 million, net of tax payments, in income tax refunds.  The majority of these refunds were the result of carrying our fiscal 2009 loss back to prior fiscal years in which we had taxable income in order to receive a return of income tax paid for those fiscal years.  Additionally, during the first nine months of fiscal 2010 we received $4.4 million in Continued Dumping Subsidy Offset Act payments and funds related to the anti-dumping order on wooden bedroom furniture from China which positively impacted our liquidity.

Under our credit agreement we have certain covenants and restrictions, including a 1.05 to 1.00 fixed charge coverage ratio requirement which would become effective if excess availability fell below $30.0 million.  Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit agreement.  We do not expect to fall below the required excess availability threshold in the next twelve months.  As of January 23, 2010 we had $30.0 million outstanding on our credit facility and $84.4 million of excess availability, compared to $35.0 million outstanding on our credit facility and $65.0 million of excess availability as of April 25, 2009.  As of January 23, 2010, we would have been in compliance with the fixed charge coverage ratio requirement had it been in effect.

Our borrowing capacity is based on eligible trade accounts receivables and inventory of the company.  During the first nine months, our inventory levels increased slightly and our accounts receivable increased, while the amount outstanding on our credit facility decreased.  As a result, the capacity to borrow on our credit facility increased during the first nine months of fiscal 2010.  Periodically, our lenders have the option to change the advance rates on inventory and accounts receivable and to adjust reserves, which could have a negative impact on our availability.

The global economic climate continues to be unsettled.  This may continue to negatively affect credit markets.  Some lenders have reduced or ceased to provide funding to borrowers.  However, our lenders have not indicated to us that they would not honor their obligations under our credit facility.  Our access to the credit facility could be negatively affected by decreases in our operating results or decreases in those assets that our borrowing capacity is based on.  We believe that we will continue to have positive access to our credit facility.

In the fourth quarter of fiscal 2009 we suspended our quarterly dividend because of the deteriorating economic conditions.  We continue to believe it to be more prudent to conserve cash.  Under our credit agreement, dividend restrictions would become effective if our excess availability fell below $30.0 million.  We do not expect to fall below the required excess availability threshold in the next twelve months.

Capital expenditures for the first nine months of fiscal 2010 were $5.7 million compared with $14.1 million during the first nine months of fiscal 2009.  There are no material purchase commitments for capital expenditures, which are expected to be in the range of $13 million to $15 million in fiscal 2010.  We expect restructuring costs from our plan to transition our domestic cutting and sewing operations to Mexico, our ongoing costs for our closed retail facilities and our plan to consolidate our North Carolina casegoods manufacturing plants and convert another to a distribution center to impact cash by $0.8 million during the remainder of fiscal 2010 and $0.6 million in fiscal 2011.

We expect to pay our contractual obligations due in the remainder of fiscal 2010 using our cash flow from operations, our $79.5 million of cash on hand as of January 23, 2010 and the $84.4 million of availability under our credit facility.  We believe our present cash balance, cash flows from operations and current availability under our credit agreement will be sufficient to fund our business needs.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Nine Months Ended
(Unaudited, amounts in thousands)	01/23/10	01/24/09
Operating activities
Net income (loss)	$18,511	$(127,423)
Non-cash add backs and changes in deferred taxes	28,510	135,561
Restructuring	2,813	11,904
Working capital	8,865	(2,021)
Cash provided by operating activities	58,699	18,021

Investing activities	15,712	(2,972)

Financing activities
Net decrease in debt	(12,345)	(13,581)
Other financing activities, mainly dividends	—	(5,188)
Cash used for financing activities	(12,345)	(18,769)

Exchange rate changes	81	(871)
Net increase (decrease) in cash and equivalents	$62,147	$(4,591)

Operating Activities

During the first nine months of fiscal 2010, net cash provided by operating activities was $58.7 million, compared with $18.0 million in the first nine months of fiscal 2009.  Our net income in the first nine months of fiscal 2010 versus our net loss in the first nine months of fiscal 2009, as well as positive cash flow from working capital were the main reasons for the increase in cash flows from operating activities.  The majority of working capital cash provided by operations in the first nine months of fiscal 2010 resulted from the tax refund we received.  Additionally, a decrease in our bonus accruals during the first nine months of fiscal 2009, due to payments for bonuses accrued in fiscal 2008, compared to an increase in bonus accruals during the first nine months of fiscal 2010 positively impacted our cash provided by working capital.  Also, a decrease in our customer deposits during the first nine months of fiscal 2009, compared to an increase in our customer deposits during the first nine months of fiscal 2010 positively impacted our cash provided by working capital.  This was offset by an increase in our accounts receivable and inventory during the first nine months of fiscal 2010.  The change in cash provided by accounts receivable and inventory was the result of the positive sales trend occurring in the third quarter of fiscal 2010, as opposed to the negative sales trends occurring in the third quarter of fiscal 2009.

Investing Activities

During the first nine months of fiscal 2010, net cash provided by investing activities was $15.7 million, compared with $3.0 million cash used for investing activities during fiscal 2009.  The increase in net cash provided by investing activities resulted primarily from the $17.5 million change in restricted cash during the first nine months of fiscal 2010.  In the first nine months of fiscal 2009, $7.8 million in proceeds were received from the sale of several properties, offset by $14.1 million of capital expenditures.  Additionally, in the first nine months of fiscal 2009, $21.9 million in proceeds were received from the sale of investments, offset by investment purchases of $10.6 million.

Financing Activities

We used $12.3 million of cash for financing activities in the first nine months of fiscal 2010 compared to $18.8 million during the first nine months of fiscal 2009.  Our financing activities in the first nine months of fiscal 2010 included a net pay down of debt of $12.3 million, compared to a net pay down of debt of $13.6 million in the first nine months of fiscal 2009.  In addition to these financing activities, our first nine months of fiscal 2009 also included dividend payments of $5.2 million.

Other

The balance sheet at the end of the third quarter of fiscal 2010 reflected a $3.2 million liability for uncertain income tax positions.  Of this amount only a nominal amount will be settled within the next 12 months.  The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.   There were no material changes to our contractual obligations table during the first nine months of fiscal 2010.

Our debt-to-capitalization ratio was 12.8% at January 23, 2010 and 16.6% at April 25, 2009.  Capital is defined as total debt plus total equity.

Our Board of Directors has authorized the repurchase of company stock.  As of January 23, 2010, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first nine months of fiscal 2010.

We have guaranteed various leases and notes of dealers with proprietary stores. The total amount of these guarantees was $2.0 million at January 23, 2010. Of this, $1.5 million will expire within one year and $0.5 million in one to three years. In recent years, we have increased our imports of casegoods product and leather and fabric for upholstery product. At the end of the third quarter of fiscal 2010, we had $31.8 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

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

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert another facility into a distribution center. The consolidation of these plants occurred in the first quarter of fiscal 2010.  The conversion of the distribution center is expected to be completed by the end of the fourth quarter of fiscal 2010. In connection with these activities, we have incurred $2.5 million in restructuring charges since the inception of this plan for severance and benefits, write-down of fixed assets and other restructuring charges.  In the third quarter and first nine months of fiscal 2010 we recorded pre-tax restructuring charges of $0.6 million and $2.3 million, respectively, covering severance and benefits and other restructuring costs in connection with this plan. We expect to incur approximately $0.3 million in additional charges in fiscal 2010 related to severance and benefits and other restructuring costs under this plan. During fiscal 2009, the plan resulted in restructuring charges of $0.2 million, covering severance and benefits and the write-down of fixed assets.  These changes, once fully completed, are expected to result in annual cost savings of approximately $5.0 million based on current volume.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. At the end of the third quarter of fiscal 2010, we had about 1,050 employees at our Mexican facility. Because our Mexican facility is still in the beginning stages of production, about 65% of our domestic cutting and sewing operations have been transferred to our Mexican facility. By the end of fiscal 2010 we expect 100% of our domestic fabric cutting and sewing operations to be shifted to our Mexican facility. In connection with these activities, we have recorded $9.8 million in restructuring charges, net of reversals since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $0.8 million during the next twelve months. During the third quarter and first nine months of fiscal 2010, we had net restructuring reversals of $0.2 million and $0.5 million, respectively, covering severance and benefits under this plan.  The reversal of restructuring charges relate to a decrease in our estimated healthcare costs for this plan.  During fiscal 2009, the plan resulted in restructuring charges of $7.7 million, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million).  Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants. These changes are expected to result in annual cost savings of approximately $20 million, once fully completed.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the third quarter and first nine months of fiscal 2010, we had restructuring charges of $0.2 million and $1.0 million, respectively, related to contract terminations.  We expect to incur approximately $0.3 million of additional charges in the remainder of fiscal 2010.  During fiscal 2009, we had restructuring charges of $1.6 million related to contract terminations.

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

As of January 23, 2010, we had a remaining restructuring liability of $1.4 million which is expected to be settled as follows: $0.8 million in the remainder of fiscal 2010 and $0.6 million thereafter.

For the current fiscal year to date, restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

		Fiscal 2010
(Unaudited, amounts in thousands)	04/25/09 Balance	Charges to Expense *	Cash Payments or Asset Write-Offs	01/23/10 Balance
Severance and benefit-related costs	$2,022	$(202)	$(816)	$1,004
Contract termination costs	530	1,022	(1,175)	377
Other	—	1,993	(1,993)	—
Total restructuring	$2,552	$2,813	$(3,984)	$1,381
* Charges to expense include $0.2 million of non-cash charges for contract termination costs.

		Fiscal 2009
(Unaudited, amounts in thousands)	04/26/08 Balance	Charges to Expense **	Cash Payments or Asset Write-Offs	04/25/09 Balance
Severance and benefit-related costs	$2,842	$4,149	$(4,969)	$2,022
Fixed asset write-downs, net of gains	—	512	(512)	—
Contract termination costs	939	1,528	(1,937)	530
Other	—	6,271	(6,271)	—
Total restructuring	$3,781	$12,460	$(13,689)	$2,552
**	Charges to expense include $1.8 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs. Inventory write-downs of $1.2 million are included in “Other.”

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 25, 2009.  There were no material changes to our critical accounting policies during the first nine months of fiscal 2010.

Regulatory Developments

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. The Dispute Settlement Body of the World Trade Organization (“WTO”) ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for duties collected on imports entered into the United States after September 30, 2007.  The government is withholding a portion of the CDSOA funds as a result of two lower court cases involving the CDSOA that were decided against the government on constitutional grounds and that have been appealed.  Although the U.S. Court of Appeals for the Federal Circuit has subsequently reversed one of those lower court cases, that decision still may be subject to further judicial review, pursuant to a petition for writ of certiorari that has been filed with the United States Supreme Court.  The resolution of these legal appeals will have a significant impact on the amount of additional CDSOA funds we receive.

In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.  However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.  We received $4.4 million during fiscal 2010, $8.1 million during fiscal 2009, $7.1 million during fiscal 2008 and $3.4 million during fiscal 2007 in CDSOA payments and funds related to the antidumping order on wooden bedroom furniture from China.

Recent Accounting Pronouncements

Refer to Note 18 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 25, 2009.

Business Outlook

While we remain concerned about various economic factors, particularly unemployment and credit availability, we note some positive signs with respect to La-Z-Boy Furniture Galleries® same-store-sales figures, the strength of our upholstery sales performance this quarter as well as continued progress in our retail segment.  While we will remain mindful of cost containment and controls, our entire organization is focused on driving sales throughout all three segments of our business as we continue to pursue market share gains to ensure La-Z-Boy Incorporated maintains a leadership position in the industry.  At the same time, we continue to ensure that our balance sheet remains strong to allow for the greatest operating flexibility going forward.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt under which we had $25.4 million of borrowings at January 23, 2010.  In May 2008, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on $20.0 million of our floating rate debt.  Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2010 based upon the current levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our imports purchased outside of North America are denominated in U.S. dollars. Our exposure to changes in the value of foreign currencies results from the assets of our Mexico subsidiary, which totaled $3.6 million at January 23, 2010.  Management estimates that a 10% change in the value of the peso would not have a material impact on our results of operations for fiscal 2010 based upon the current asset levels.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 23, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first nine months of fiscal 2010.  Our risk factors are disclosed in our Form 10-K for the year ended April 25, 2009.

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

Date: February 16, 2010

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the registrant and as
Chief Accounting Officer