Form 10-K
period 2010-04-24
LA-Z-BOY INC
filed 2010-06-14
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 24, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price on the New York Stock Exchange on October 23, 2009, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $458.8 million.

The number of common shares outstanding of the Registrant was 51,778,891 as of June 7, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED
FORM 10-K ANNUAL REPORT FISCAL 2010

Note:  The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2010 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in this report. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

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

Actual results could differ materially from those anticipated or projected due to a number of factors. These factors include, but are not limited to: (a) changes in consumer confidence and demographics; (b) continued economic recession; (c) changes in the real estate and credit markets and the potential impacts on our customers and suppliers; (d) the impact of political unrest internationally, terrorism or war; (e) continued energy and other commodity price changes; (f) the impact of logistics on imports; (g) the impact of interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions including changes in operating conditions, product recalls or costs; (i) effects of restructuring actions; (j) changes in the domestic or international regulatory environment; (k) the impact of adopting new accounting principles; (l) the impact from severe weather or other natural events such as hurricanes, earthquakes and tornadoes; (m) the ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) impact of IT system failures; and (p) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason.

PART I

ITEM 1. BUSINESS.

Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated as La-Z-Boy Chair Company in the state of Michigan, and in 1996 the name was changed to La-Z-Boy Incorporated. The La-Z-Boy name is the most recognized brand in the furniture industry. La-Z-Boy Incorporated operates in three business segments — the Upholstery Group, the Casegoods Group and the Retail Group.

La-Z-Boy is the largest reclining-chair manufacturer in the world and one of North America’s largest manufacturers of upholstered furniture. We also manufacture and import casegoods (wood) furniture products for resale in North America. In addition, we have 68 company owned and operated retail stores located in eight markets in the United States. La-Z-Boy Incorporated markets furniture for every room of the home. According to the May 2010 Top 100 ranking by Furniture Today, which is an industry trade publication, the second largest retailer of single-brand upholstered furniture in the U.S. is the La-Z-Boy Furniture Galleries® stores retail network.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group.  In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit. Also included in the Upholstery Group are the operating units England and Bauhaus. This group primarily manufactures and sells upholstered furniture to furniture retailers and proprietary stores. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans, sleeper sofas, sectionals and modulars.

Casegoods Group.  Our Casegoods Group is primarily an importer, marketer and distributor of casegoods (wood) furniture. The operating units in the Casegoods Group consist of two groups, one including American Drew, Lea and Hammary, and the second being Kincaid. Casegoods product include tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

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

Raw Materials and Parts

The principal raw materials for the Upholstery Group are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames and steel for motion mechanisms which total about 82% of our total raw material costs. We purchase about 68% of our polyurethane foam from one supplier, although this supplier has several facilities across the United States that ship to our plants.

Purchased cover is the largest raw material cost for this segment, representing about 44% of the Upholstery Group’s total material costs. We purchase cover from a variety of sources, but we do rely on a limited number of major suppliers. If one of these sources experienced financial or other difficulties we could experience temporary disruptions in our manufacturing process until another source could be found. Our cover is purchased either in a raw state (a roll or hide), then cut and sewn into parts in our plants or as cut-and-sewn parts from third-party offshore suppliers. The cover material costs are 55% fabric rolls and hides and 45% for cut-and-sewn parts. There are four primary suppliers of cut-and-sewn leather and fabric products, and the majority of our purchased cut-and-sewn sets come from China. One supplier manufactures the majority of the leather cut-and-sewn parts we receive from China. During the third quarter of fiscal 2009, we began shifting our domestic cutting and sewing operations to our facility in Mexico. At the end of fiscal 2010 almost 90% of our domestic fabric cutting and sewing operations had been transferred to our facility in Mexico. We expect to complete the transfer of our remaining domestic fabric cutting and sewing operations and our domestic leather cutting and sewing operations during fiscal 2011. We expect all of our cut-and-sewn parts to be supplied from our Mexican facility or from suppliers in China given the lower labor costs in these areas and the lack of competitively priced domestic sources.

As the economy improves we expect raw material costs to rise due to suppliers’ inability to meet increases in demand as capacity was reduced during the downturn of the economy. Steel, wood, and polyurethane manufacturers and the shipping industries all have reduced capacities and a major increase in business could force upward pricing pressures.

Our Casegoods Group is primarily an importer, marketer and distributor of casegoods furniture. In fiscal 2010, our two remaining Casegoods Group’s manufacturing facilities were consolidated into one plant. The principal raw materials used by our Casegoods Group are hardwoods, plywood and chip wood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber and purchased hardwood components are the Casegoods Group’s largest raw material costs, representing about 50% of the segment’s total raw material costs, on domestically manufactured product.

Finished Goods Imports

Our Casegoods Group is primarily an importer of wood furniture. This import model is effective due to low labor and overhead costs associated with manufacturing casegoods product overseas. We have continued to make changes to our model in order to improve our service performance levels by improving our supply chain management and distribution networks, which includes the merger of our Hammary operations with our American Drew/Lea operations.

During fiscal 2010 prices on imported casegoods were flat compared to the second half of fiscal 2009. Prior to the second half of fiscal 2009 we were experiencing higher prices on imported casegoods due to increases related to higher labor, raw materials, currency valuations and transportation costs. We are also expecting increases in prices on imported casegoods during fiscal 2011 due to increases in labor and raw material costs, as well as increased transportation costs.

During fiscal 2010 and 2009, about 71% and 72%, respectively, of our casegoods finished goods sales were imported. Imported finished goods, for all our segments, represented approximately 11% of our fiscal 2010 consolidated sales.

Seasonal Business

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including, but not limited to unemployment rates, housing market conditions and consumer confidence. Historically, our Upholstery Group experiences lower levels of sales during the first half of our fiscal year and higher levels of sales during the second half of our fiscal year. Our Casegoods Group historically experiences a lower level of sales during the first quarter of our fiscal year and a higher level of sales during our second fiscal quarter. Our Retail Group historically experiences a higher level of sales during the third quarter of our fiscal year, primarily because of the holidays and a lower level of sales during our first fiscal quarter. We believe variations to these historical patterns are a result of economic conditions during those periods and not a change in our historical patterns.

During fiscal 2010, our Upholstery and Casegoods Groups experienced its highest level of sales during our fourth fiscal quarter, whereas our Retail Group experienced their highest level of sales during our third fiscal quarter. All three of our segments experienced their lowest level of sales for fiscal 2010 during our first fiscal quarter.

When possible, we schedule production to maintain uniform manufacturing activity throughout the year. However, we shut down our domestic plants in July to perform routine maintenance on our equipment. A majority of our manufacturing facilities will shut down their production for at least one week in July 2010.

Economic Cycle and Purchasing Cycle

The success of our business, to a significant extent, depends upon the level of consumer confidence. A number of economic conditions affect consumer confidence, including, among other things, the general state of the economy, general business conditions, uncertainty in the housing and credit markets, consumer debt levels, interest rates, taxation and unemployment levels.

While we are pleased with the progress in our Upholstery Group and Retail Group, we are concerned about the overall decrease in demand for casegoods products. We believe that consumers are postponing purchases of casegoods product because those products tend to be higher ticket purchases compared to upholstered furniture. We are continuing to modify our cost structure in our Casegoods Group to reduce operating expenses and be profitable on lower volumes. Our Retail Group is continuing to modify its cost structure to reduce operating expenses and increase sales volume in order to reduce losses and become profitable.

In terms of our product segments, upholstered furniture has a shorter life cycle and exhibits a less volatile sales pattern over an economic cycle than does casegoods. This is because upholstered furniture is typically more fashion and design oriented, and is often purchased one or two pieces at a time. In contrast, casegoods products are longer-lived, less fashion-oriented, and frequently purchased in groupings or “suites,” resulting in a much larger cost to the consumer.

Practices Regarding Working Capital Items

With the exception of company-owned stores and regional distribution centers discussed below, we do not carry significant amounts of upholstered finished goods in inventory as these goods are usually built to order. However, we generally build or import casegoods inventory to stock, in order to attain manufacturing efficiencies and/or to meet delivery requirements of customers. This results in higher levels of finished casegoods inventories than upholstery products. Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores.

Over the past few years we have created four regional distribution centers and opened a fifth distribution center in the first quarter of fiscal 2011. We created these distribution centers in order to streamline our warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, which includes both company-owned stores and independently owned stores. Our move to distribution centers allowed us to reduce the number of individual warehouses needed to supply our retail outlets and helped us manage our inventory levels. As of April 24, 2010, our 4 regional distribution centers had eliminated 25 smaller warehouses, some of which were company operated and some of which were independently operated.

During fiscal 2010 and 2009, we made a concerted effort to manage our inventory levels to be more in-line with our sales volume. Our consolidation of casegoods warehouses and the creation of our distribution centers allowed us to be more effective in our management of inventory levels. Our overall inventory levels have declined 24% over the past two years. The changes mentioned above, as well as the overall decrease in our sales volume over the past two years resulted in the decline in our inventory levels.

In fiscal 2010 our Upholstery Group experienced an increase in inventory levels compared to fiscal 2009 as a result of the positive sales trend in the second half of fiscal 2010. Offsetting this was a decrease in inventory levels for our Casegoods Group due to the significant decline in sales volume.

During fiscal 2010 our accounts receivables increased by $17.2 million as a result of the positive sales trend in the second half of fiscal 2010. Additionally, economic conditions in fiscal 2009 resulted in increases to our allowance for bad debts of $10.4 million in fiscal 2009, thereby decreasing our net accounts receivable level for that period. During the second half of fiscal 2009, we experienced a sudden decrease in sales when compared to the second half of fiscal 2008. The sudden deterioration in economic conditions at that time affected the liquidity of some of our customers and their ability to pay outstanding past due balances, which resulted in our decision to record additional bad debt expense during the second half of fiscal 2009 and in the full fiscal 2009 year. Additionally, during fiscal 2010 and fiscal 2009 we determined a portion of our receivables to be uncollectible and wrote them off against our provision for bad debts.

Customers

We sell to a significant number of furniture retailers primarily throughout the United States and Canada. Additionally, we sell to a number of furniture retailers outside of North America. We also sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores. We did not have any single customer whose purchases amounted to more than 4% of our fiscal year 2010 sales for either the Upholstery Group or the Casegoods Group. Sales in our Upholstery and Casegoods Groups are almost entirely to furniture retailers. The Retail Group sales are to end-consumers.

We have formal agreements with many of our retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or in dedicated galleries or studios within their stores. We consider these stores, as well as our own retail stores, to be “proprietary.” For our Upholstery and Casegoods Groups, our 2010 customer mix was about 52% proprietary, 16% major dealers (for example, Art Van Furniture, Berkshire Hathaway, Havertys Furniture, Raymour & Flanigan Furniture) and 32% other independent retail customers.

Currently, we own 68 stand-alone La-Z-Boy Furniture Galleries® stores. Additionally, we have agreements with independent dealers for 238 stand-alone La-Z-Boy Furniture Galleries® stores, of which 29 stores are owned by Variable Interest Entities (VIEs) which we consolidate. These stores also sell accessories that are purchased from approved vendors. The success of our product distribution relies heavily on having retail floor space that is dedicated to displaying and marketing our product. This distribution system originated with our La-Z-Boy Furniture Galleries® stores network, which continues to have the largest number of proprietary stores and galleries among our other operating units. According to the May 2010 Top 100 ranking by Furniture Today, which is an industry trade publication, the second largest retailer of single-brand upholstered furniture in the U.S. is the La-Z-Boy Furniture Galleries® stores retail network. In addition to the stand-alone La-Z-Boy Furniture Galleries® stores, the La-Z-Boy brand also has a distribution model known as Comfort Studios®. Comfort Studios® are defined spaces within a larger independent retailer that are dedicated to displaying La-Z-Boy branded furniture with the average size of the space being about 5,000 square feet. Currently there are 510 Comfort Studios® in our distribution system. Our proprietary distribution also includes in-store galleries for England, Kincaid and Lea’s La-Z-Boy KidzTM. Total “proprietary” floor space is approximately 8.8 million square feet.

Maintaining, updating, and expanding, when appropriate, our proprietary distribution is a key part of our marketing strategy. While we will continue to maintain and update our current stores, given the current economic climate, the La-Z-Boy Furniture Galleries® store network plans to be opportunistic in opening new stores during fiscal 2011. We select dealers for this proprietary distribution based on the management and financial qualifications of those dealers. The location of these proprietary stores is based on the potential for distribution in a specific geographical area. This proprietary method of distribution is beneficial to La-Z-Boy, our dealers and the consumer. For La-Z-Boy, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For our dealers who join this proprietary group, it allows them to take advantage of practices that have proven successful based on past experiences of other proprietary dealers. As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers. For our consumers, these stores provide a full-service shopping experience with knowledgeable sales associates and in-home design consultants to support their purchasing process. The La-Z-Boy Furniture Galleries® stores dealers and the Comfort Studios® retailers are responsible for displaying and merchandising the product in the dedicated retail space.

Orders and Backlog

Upholstery orders are primarily built to a specific dealer order (stock order) or a special order with a down payment from a consumer (sold orders). Casegoods are primarily produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand. Our Upholstery Group and Casegoods Group typically ship products within 30 days of the order release date.

As of April 24, 2010, and April 25, 2009, Upholstery Group backlogs were approximately $65.5 million and $57.4 million, respectively. Our Casegoods Group backlogs as of April 24, 2010, and April 25, 2009, were approximately $19.3 million and $10.1 million, respectively. The increase in the Upholstery Group backlog from fiscal 2009 was due to our positive sales trend experienced in the second half of fiscal 2010. The increase in the Casegoods Group backlog from fiscal 2009 was a result of new introductions to our casegoods product line. The measure of backlog at a point in time may not be indicative of future sales performance, therefore we do not rely entirely on backlogs to predict future sales. For most operating units, an order cannot be canceled after it has been selected for production.

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

In the Casegoods Group, our main competitors are Ashley, Bernhardt, Ethan Allen, Furniture Brands International, Hooker Furniture, Stanley Furniture, and Universal. Additionally, there are market pressures related to foreign manufacturers entering the United States market, as well as by increased direct purchasing from overseas by some of the larger United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry throughout North America; consequently, they have different competitors. La-Z-Boy Furniture Galleries® stores competitors include but are not limited to: Ashley, Bassett Furniture Direct, Ethan Allen, Thomasville Home Furnishings Stores, several other regional competitors (for example Art Van Furniture, Raymour & Flanigan Furniture, and Havertys Furniture), and family-owned independent furniture stores.

In addition to the larger competitors listed above, a substantial number of small and medium-sized firms operate within our business segments, all of which are highly competitive.

During the past couple of years there has been an increase in alternative distribution affecting our retail markets. Companies such as Costco, Home Depot, IKEA, Sam’s Club, Target, Wal-Mart, Williams Sonoma, and others are now offering products that compete with some of our product lines. The increased ability to purchase furniture products on-line through various furniture manufacturers’ and retailers’ websites has increased competition. Additionally, we compete in the mid-to-upper price point product lines. A shift in consumer tastes and trends to lower price point products could affect our competitive condition.

We compete primarily by emphasizing our brand names and the value, comfort, quality, and styling of our products. In addition, we remain committed to innovation within the furniture industry while striving to provide exceptional dealer support, outstanding customer service and efficient on-time delivery while operating in the mid-to-upper price segment of the furniture market. Also, maintaining, updating and expanding our proprietary distribution system is a key initiative for us in striving to remain competitive with others in the furniture industry.

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

Compliance with Environmental Regulations

Our manufacturing operations involve the use and disposal of certain substances regulated under environmental protection laws, and we are involved in a small number of remediation actions and site investigations concerning such substances. Based on a review of all currently known facts and our experience with previous environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from environmental matters and currently do not anticipate any material loss.

Employees

We employed about 8,290 full-time equivalent persons as of April 24, 2010. The Upholstery Group employed about 6,786, the Casegoods Group employed about 483, the Retail Group employed about 458, with the remainder being non-segment personnel, which includes our VIEs. The majority of our employees are employed on a full-time basis. As of April 25, 2009, we had about 7,730 full-time equivalent employees.

Financial Information About Foreign and Domestic Operations and Export Sales

In fiscal 2010, our direct export sales, including sales in Canada, were approximately 12% of our total sales. We have a manufacturing joint venture in Thailand, which distributes furniture in Australia, New Zealand, the United Kingdom, Thailand and other countries in Asia. In addition, we have a sales and marketing joint venture in Asia, which sells and distributes furniture in China, Japan and Korea among other Asian countries.

We also have a facility in Mexico which provides cut and sewn sets for our domestic upholstery manufacturing facilities. Information about sales in the United States and in Canada and other countries is contained in Note 15 to our consolidated financial statements, which is included in Item 8 of this report. Our property, plant, and equipment in the United States were $123.4 million and $131.6 million at the end of fiscal 2010 and fiscal 2009, respectively. The property, plant, and equipment in foreign countries was $15.5 million and $15.3 million in fiscal 2010 and fiscal 2009, respectively.

See Item 1A of this report for information about the risks attendant to our foreign operations.

Internet Availability

Available free of charge through our internet website are links to our Forms 10-K, 10-Q, 8-K, proxy statements on Schedule 14A and amendments to those reports. These reports can be found on our internet website www.la-z-boy.com as soon as reasonably practicable after being electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of any materials we file with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The information on our website is not part of this report.

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

A continued economic downturn could have a negative material impact on our sales, results of operations and cash flows.

Over the past few years, negative changes in economic conditions, including high unemployment, volatile capital markets, decreases in the housing and real estate markets and tightening of consumer lending had a negative impact on our sales, results of operations and cash flows. A prolonged continuation of these conditions or a further economic downturn may cause our current and potential customers to delay their purchases or affect their ability to pay, which could have a negative long-term impact on our sales, results of operation and cash flows.

Our current retail markets and others we may acquire in the future may not achieve the growth and profitability we anticipated when we acquired them. We could incur charges for the impairment of long-lived assets if we cannot meet our earnings expectations for these markets.

We may remodel and relocate existing stores, as well as close underperforming stores. Profitability will depend on increased retail sales justifying the cost of remodeling and relocating these stores to support the lease carrying costs and our ability to reduce support costs as a percent of sales in advertising, selling and administration. In addition, while we are not currently planning on acquiring any new retail markets, we may acquire additional retail markets in the future, and if we do, they may be subject to many of the same risks. We may also incur additional costs upon acquiring new markets that could negatively impact our results of operations.

Availability of foreign sourcing and economic uncertainty in countries outside of the United States in which we operate or purchase product from could adversely affect our business and results of operations.

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as Mexico and Thailand, could result in the disruption of markets and negatively affect our business. We have been increasing our offshore capabilities to provide flexibility in product offerings and pricing to meet competitive pressures. Our Casegoods Group is primarily an importer of products manufactured by foreign sources. In addition, our Upholstery Group purchases cut and sewn fabric and leather sets from foreign sourced vendors. Our sourcing partners may not be able to produce these goods in a timely fashion, or the quality of their product may be rejected by us, causing delays in shipping to our customers for casegoods and manufacturing disruptions in our upholstery plants due to not receiving rolled fabric, leather hides, and fabric and leather cut and sewn sets. The majority of our cut and sewn leather sets purchased in China are purchased from one supplier. Additionally we receive cut and sewn sets from our facility located in Mexico. All of our cut and sewn sets will be supplied from Mexico and China after we are fully transitioned to our Mexican facility.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, changes in laws and regulations, including import, export, labor and environmental laws, tariffs and trade barriers, monetary and fiscal policies, investments, taxation, and exchange controls. Additionally, unsettled political conditions, possible terrorist attacks, organized crime and public health concerns present a risk to our non-U.S. operations. All of these items could make it more difficult to service our customers or cause disruptions in our plants that could reduce our sales, earnings, or both in the future.

Changes in regulations of our international operations could adversely affect our business and results of operations.

Because we have operations outside of the United States and because we sell product in various countries, we are subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where we can do business, what information or products we can supply to certain countries and what information we can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a material adverse effect on our business and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

We use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials in manufacturing furniture. Because we are dependent on outside suppliers for our raw material needs, fluctuations in the price, availability and quality of the raw materials we use could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Inability to meet our customers’ demands could result in the loss of future sales, and we may not always be able to pass along price increases to our customers due to competitive and marketing pressures. Since we have a higher concentration in upholstery sales (73%) than most of our competitors, the effects of steel, polyurethane foam and fabric price increases or quantity shortages are more significant for our business than for most other furniture companies. About 68% of our polyurethane foam comes from one supplier, although this supplier has several facilities across the United States. A natural disaster or severe weather that affects this supplier could result in delays in shipments of polyurethane foam to our plants. We have attempted to minimize this risk by requiring a minimum of 60 days worth of production of the principal raw material to be stored at an off-site facility.

A change in the financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide these products to us in a timely manner. In addition, upholstered furniture is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices. This would lower our earnings as well as reduce our sales.

Business failures of large dealers or customers could result in a decrease in our future sales and earnings.

Although we have no customers who individually represent 4% or more of the annual sales of any of our segments, business failures or consolidation of large dealers or customers could result in a decrease in our future sales and earnings.

Healthcare reform legislation could have an impact on our business.

The recently enacted Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. While we are currently evaluating the effects of the Patient Act on our business, the impact on the healthcare industry is extensive and includes, among other things, having the federal government assume a greater role in the health care system, expanding healthcare coverage in the United States, mandating basic healthcare benefits and imposing regulations on businesses who provide or do not provide healthcare insurance to their employees. Our current assessment is that this legislation will most likely increase our employee healthcare-related costs. While the true cost of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant impact on our business.

Climate change legislation could have an impact on our results of operations.

Climate change legislation has not yet been finalized or adopted, so any evaluation of its impact on our operations is speculative. We are a significant user of electricity, so any legislation that increases the operating costs of coal fired power plants will likely increase our operating expenses, although not disproportionately to our competitors or others in the industry. It is likely that cap and trade legislation regarding greenhouse gases will impose costs on carbon dioxide emissions from plants. Additionally, gasoline production will likely receive even greater cost allocations under cap and trade legislation. Increased costs associated with this type of legislation could have an adverse impact on our cost of raw materials or could result in increase costs associated with maintaining or updating our manufacturing facilities. New laws or regulations resulting in steep increases in the cost of fuel, or new technologies resulting in steep decreases in such costs, would affect our costs and the cost to our customers purchasing from us. If our costs increased, we might not always be able to pass along such increases to our customers due to competitive and marketing pressures, but we would expect our competitors to be similarly affected.

Failure to address product safety concerns could adversely affect our sales and results of operations.

If our product offerings do not meet applicable safety standards or our customers’ expectations regarding safety, we could experience lost sales, experience increased costs and be exposed to legal risk and damages to our reputation. All of our suppliers must comply with applicable product safety laws and we are somewhat dependent on them to ensure that the products we buy comply with all safety standards. We attempt to minimize this risk by performing our own independent testing of the products we buy from our suppliers. Events that give rise to actual or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. In addition, negative perceptions regarding the safety of the products we sell could cause our customers to purchase furniture from a different source, resulting in lost sales, which could affect our results of operations.

Inability to maintain and enhance our brand and respond to changes in our current and potential customers’ tastes and trends in a timely manner could adversely affect our business and operating results.

The success of our business depends on our ability to maintain and enhance our brands to grow our business by retaining current customers and attracting new customers. Additionally, because furniture product is extremely fashion oriented, changes in consumers taste and trends and the resultant change in our product mix could adversely impact our business and operating results. We attempt to minimize these risks by maintaining a strong advertising and marketing campaign promoting both our brands and our current product designs, styles, quality and prices. If these efforts are unsuccessful or we incur substantial costs in connection with these efforts, our business, operating results and financial or competitive condition could be adversely affected.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, natural disasters and usage errors by employees. Interruptions of our critical business computer systems and/or failure of our back-up systems could negatively impact our sales or result in longer production times. Additionally, if our critical business computer systems or our back-up systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We owned or leased approximately 11.0 million square feet of manufacturing, warehousing distribution centers, office, showroom, and retail facilities, and had approximately 2.2 million square feet of idle facilities at the end of fiscal 2010. Of the 11.0 million square feet occupied at the end of fiscal 2010, our Upholstery Group occupied approximately 6.4 million square feet, our Casegoods Group occupied approximately 2.4 million square feet, our Retail Group occupied approximately 1.3 million square feet and our non-segmented operations occupied the balance.

We sold several idle facilities during fiscal years 2010 and 2009. Our active facilities are located in Arkansas, California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington D.C., Toronto (Canada), Coahuila (Mexico) and

Bangkok (Thailand). Most of them are less than 50 years old, and all of them are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. We own all of our domestic plants, some of which have been financed under long-term industrial revenue bonds, and our Thailand plant and we lease the majority of our retail stores and regional distribution centers, as well as our manufacturing facility in Mexico. For information on terms of operating leases for our properties, see Note 9 to our consolidated financial statements, which is included in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various legal proceedings arising in the ordinary course of our business. Based on a review of all currently known facts and our experience with previous legal matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal matters and currently do not anticipate any material additional loss.

ITEM 4. [REMOVED AND RESERVED.]

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies. All executive officers serve at the pleasure of the board of directors.

Kurt L. Darrow, age 55

•	President and Chief Executive Officer since September 2003

Steven M. Kincaid, age 61

•	Senior Vice President of La-Z-Boy and President of Casegoods since November 2003
•	President, Kincaid Furniture Company, Incorporated since June 1983

Louis M. Riccio, Jr., age 47

•	Senior Vice President of La-Z-Boy and Chief Financial Officer since July 2006
•	Treasurer from April 2007 through August 2007 and February 2010 through April 2010
•	Vice President and Corporate Controller from February 2002 through June 2006

Otis S. Sawyer, age 52

•	Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery since February 2008
•	President, England, Incorporated since February 2008
•	Senior Vice President Corporate Operations from May 2006 through February 2008
•	Vice President and Chief Information Officer from August 2004 through April 2006

Mark S. Bacon, Sr., age 47

•	Senior Vice President of La-Z-Boy and Chief Retail Officer since October 2008
•	Executive Vice President of Sales, Commercial and Operations of The Pep Boys — Manny, Moe & Jack from March 2004 through September 2007

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our common shares during the fourth quarter of fiscal year 2010.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2010.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 24, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted-average exercise prices of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	3,048,045	(1)	$10.41	974,340	(2)

Note 1: These options were issued under our 2004 Long-Term Equity Award Plan and our 1997 Incentive Stock Option Plan. No additional options can be awarded under the 1997 plan, but 466,770 are still outstanding under the 1997 plan.

Note 2: This amount is the aggregate number of shares available for future issuance under our 2004 Long-Term Equity Award Plan, which has a stock option component, a restricted stock component and a performance award component, and our Restricted Stock Plan for Non-Employee Directors. The long-term equity award plan provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees. The non-employee directors’ plan provides for grants of 30-day options on our common shares. The total shown above consists of: (a) a maximum of 823,540 shares that may be granted under the long-term equity award plan; and (b) 150,800 shares available for future issuance under the non-employee directors’ plan. We discontinued awards under the non-employee directors’ plan in fiscal 2009.

Performance Graph

The graph below shows the return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 30, 2005 in our common shares, in the S&P 500 Composite Index and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	2005	2006	2007	2008	2009	2010
La-Z-Boy Incorporated	$100	$133.54	$105.43	$60.08	$25.54	$125.20
S&P 500 Composite Index	$100	$115.42	$133.00	$126.78	$82.01	$113.87
Dow Jones U.S. Furnishings Index	$100	$111.92	$107.68	$74.56	$50.38	$86.43

Dividend and Market Information

The New York Stock Exchange is the principal market in which our common stock is traded. The tables below show the high and low sale prices of our common stock on the New York Stock Exchange during each quarter of our last two fiscal years, as well as the dividends we paid during each quarter.

Fiscal 2010 Quarter Ended	Dividends Paid	Market Price
		High	Low	Close
July 25	$0.00	$6.60	$1.81	$6.59
October 24	$0.00	$10.29	$6.11	$8.90
January 23	$0.00	$11.63	$6.57	$11.35
April 24	$0.00	$15.46	$9.04	$14.75
	$0.00

Fiscal 2009 Quarter Ended	Dividends Paid	Market Price
		High	Low	Close
July 26	$0.04	$7.93	$5.84	$7.60
October 25	$0.04	$11.76	$4.50	$4.61
January 24	$0.02	$5.78	$1.20	$1.21
April 25	$0.00	$2.23	$0.53	$2.17
	$0.10

Our credit agreement would prohibit us from paying dividends if our “excess availability,” as defined in the credit agreement, falls below $30 million. As of April 24, 2010, we had $90.6 million of excess availability under the credit agreement. Refer to Note 8 of the consolidated financial statements in Item 8 for further discussion of our credit agreement. In the fourth quarter of fiscal 2009 we suspended our quarterly dividend in order to conserve cash and increase our financial flexibility. The payment of future cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement.

Shareholders

We had about 17,400 shareholders of record at June 11, 2010.

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

Consolidated Five-Year Summary of Financial Data

(Dollar amounts in thousands, except per share data) Fiscal Year Ended	(52 weeks) 4/24/2010	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008	(52 weeks) 4/28/2007	(52 weeks) 4/29/2006
Sales	$1,179,212	$1,226,674	$1,450,941	$1,621,460	$1,699,806
Cost of sales
Cost of goods sold	802,344	879,889	1,053,785	1,191,463	1,275,053
Restructuring	2,141	9,818	5,057	3,371	8,479
Total cost of sales	804,485	889,707	1,058,842	1,194,834	1,283,532
Gross profit	374,727	336,967	392,099	426,626	416,274
Selling, general and administrative	331,491	373,502	397,713	387,431	379,059
Restructuring	1,293	2,642	3,078	7,662	—
Write-down of long-lived assets	—	7,503	—	—	—
Write-down of trade names	—	5,541	—	—	—
Write-down of goodwill	—	42,136	8,426	—	22,695
Operating income (loss)	41,943	(94,357)	(17,118)	31,533	14,520
Interest expense	2,972	5,581	13,899	10,206	11,540
Interest income	724	2,504	3,614	3,952	3,101
Income from Continued Dumping and Subsidy Offset Act, net	4,436	8,124	7,147	3,430	—
Other income (expense), net	590	(7,998)	5,393	727	(933)
Income (loss) from continuing operations before income taxes	44,721	(97,308)	(14,863)	29,436	5,148
Income tax expense (benefit)	12,670	25,112	(7,214)	9,933	10,758
Income (loss) from continuing operations	32,051	(122,420)	(7,649)	19,503	(5,610)
Income (loss) from discontinued operations (net of tax)	—	—	(6,000)	(15,629)	2,549
Net income (loss)	32,051	(122,420)	(13,649)	3,874	(3,061)
Net (income) loss attributable to noncontrolling interests	487	(252)	(277)	(29)	(215)
Net income (loss) attributable to La-Z-Boy Incorporated	$32,538	$(122,672)	$(13,926)	$3,845	$(3,276)
Diluted weighted average shares	51,732	51,460	51,408	51,475	51,801
Diluted income (loss) from continuing operations per share	$0.62	$(2.39)	$(0.16)	$0.38	$(0.11)
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$0.62	$(2.39)	$(0.27)	$0.07	$(0.07)
Dividends declared per share	$—	$0.10	$0.40	$0.48	$0.44
Book value of year-end shares outstanding	$6.61	$5.87	$8.71	$9.41	$9.83
Return on average total equity*	9.8%	(32.3)%	(1.6)%	3.9%	(1.1)%
Gross profit as a percent of sales	31.8%	27.5%	27.0%	26.3%	24.5%
Operating profit (loss) as a percent of sales	3.6%	(7.7)%	(1.2)%	1.9%	0.9%
Effective tax rate*	28.3%	(25.8)%	48.5%	33.7%	209.0%
Return on sales*	2.7%	(10.0)%	(0.5)%	1.2%	(0.3)%
Depreciation and amortization	$25,246	$24,142	$25,323	$27,678	$29,613
Capital expenditures	$10,986	$15,625	$27,386	$25,811	$27,991
Property, plant and equipment, net	$138,857	$146,896	$168,325	$181,170	$208,412
Working capital	$280,830	$221,752	$264,238	$314,471	$346,911
Current ratio**	2.9 to 1	2.8 to 1	2.6 to 1	2.4 to 1	2.6 to 1
Total assets	$608,818	$549,207	$766,857	$877,068	$955,422
Long-term debt	$46,917	$52,148	$99,578	$113,172	$174,680
Total debt	$47,983	$60,872	$104,370	$151,248	$185,682
Total equity	$346,240	$306,432	$451,374	$486,098	$511,278
Debt to equity ratio***	13.9%	19.9%	23.1%	31.1%	36.3%
Debt to capitalization ratio****	12.2%	16.6%	18.8%	23.7%	26.6%
Shareholders	17,400	16,700	20,200	23,900	31,900
Employees	8,290	7,730	10,060	11,700	13,400

*	Based on income (loss) from continuing operations
**	Equal to total current assets divided by total current liabilities
***	Equal to total debt divided by total equity
****	Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2010

(Dollar amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/25/2009	(13 weeks) 10/24/2009	(13 weeks) 1/23/2010	(13 weeks) 4/24/2010
Sales	$262,671	$300,707	$305,094	$310,740
Cost of sales
Cost of goods sold	181,549	204,962	206,895	208,938
Restructuring	736	663	392	350
Total cost of sales	182,285	205,625	207,287	209,288
Gross profit	80,386	95,082	97,807	101,452
Selling, general and administrative	77,622	84,862	83,527	85,480
Restructuring	301	520	201	271
Operating income	2,463	9,700	14,079	15,701
Interest expense	980	831	577	584
Interest income	276	199	140	109
Income from Continued Dumping and Subsidy Offset Act, net	—	—	4,436	—
Other income (expense), net	711	236	(593)	236
Earnings before income taxes	2,470	9,304	17,485	15,462
Income tax expense	439	3,762	6,547	1,922
Net income	2,031	5,542	10,938	13,540
Net (income) loss attributable to noncontrolling interest	(48)	365	38	132
Net income attributable to La-Z-Boy Incorporated	$1,983	$5,907	$10,976	$13,672
Diluted weighted average shares	51,479	51,755	51,845	52,101
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.04	$0.11	$0.21	$0.26

Unaudited Quarterly Financial Information Fiscal 2009

(Dollar amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/26/2008	(13 weeks) 10/25/2008	(13 weeks) 1/24/2009	(13 weeks) 4/25/2009
Sales	$321,652	$331,948	$288,576	$284,498
Cost of sales
Cost of goods sold	235,596	243,090	207,809	193,394
Restructuring	5,795	2,236	1,664	123
Total cost of sales	241,391	245,326	209,473	193,517
Gross profit	80,261	86,622	79,103	90,981
Selling, general and administrative	91,435	101,665	93,501	86,901
Restructuring	781	687	741	433
Write-down of long-lived assets	—	—	7,036	467
Write-down of trade names	—	—	5,541	—
Write-down of goodwill	1,292	408	40,436	—
Operating income (loss)	(13,247)	(16,138)	(68,152)	3,180
Interest expense	1,495	1,651	1,386	1,049
Interest income	932	630	323	619
Income from Continued Dumping and Subsidy Offset Act, net	—	—	8,124	—
Other income (expense), net	143	(685)	(7,433)	(23)
Earnings (loss) before income taxes	(13,667)	(17,844)	(68,524)	2,727
Income tax expense (benefit)	(5,107)	36,757	(4,263)	(2,275)
Net income (loss)	(8,560)	(54,601)	(64,261)	5,002
Net (income) loss attributable to noncontrolling interest	(86)	(34)	(287)	155
Net income (loss) attributable to La-Z-Boy Incorporated	$(8,646)	$(54,635)	$(64,548)	$5,157
Diluted weighted average shares	51,428	51,458	51,475	51,478
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$(0.17)	$(1.06)	$(1.25)	$0.10

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our Management’s Discussion and Analysis is an integral part of understanding our financial results. This Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin the Management’s Discussion and Analysis with an introduction to La-Z-Boy Incorporated’s key businesses, strategies and significant operational events in fiscal 2010. We then provide a discussion of our results of operations, liquidity and capital resources, critical accounting policies and other matters.

Introduction

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs. We own 68 La-Z-Boy Furniture Galleries® stores, which are retail locations dedicated to marketing our La-Z-Boy branded product. These 68 stores are part of the larger network of La-Z-Boy Furniture Galleries® stores, which includes a total of 306 stores, the balance of which are independently owned and operated. The network constitutes the industry’s largest single-branded upholstered furniture retailer in North America. These stores combine the style, comfort and quality of La-Z-Boy furniture with our in-home design service to help consumers furnish their homes. In addition to our La-Z-Boy Furniture Galleries® store network, the La-Z-Boy brand also has a distribution model known as Comfort Studios®. Comfort Studios® are defined spaces within a larger independent retailer that are dedicated to displaying La-Z-Boy branded furniture with the average size of the space being about 5,000 square feet. As of April 24, 2010, we had 510 Comfort Studios®. Additionally, our Kincaid, England and Lea operating units also have in-store gallery programs.

In addition to our company-owned stores, we consolidate certain of our independent dealers who did not have sufficient equity to carry out their principal business activities without our financial support. These dealers are referred to as Variable Interest Entities (“VIEs”). At the end of fiscal 2010, we had three VIEs, operating 29 stores, in our Consolidated Statement of Operations. At the end of fiscal 2009, we had three VIEs, operating 30 stores, in our Consolidated Statement of Operations.

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

Casegoods Group.  Our Casegoods Group is primarily an importer, marketer and distributor of casegoods (wood) furniture. The operating units in the Casegoods Group consist of two groups, one including American Drew, Lea, and Hammary, the second being Kincaid. Casegoods products include tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group.  The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the East Coast of the United States and also including Southeastern Florida. The Retail Group sells upholstered furniture, as well as casegoods and other accessories to end consumers through the retail network.

Significant Operational Events in Fiscal 2010

The furniture industry as a whole faced challenging economic conditions during fiscal 2010 and fiscal 2009 which affected sales volumes. In fiscal 2010, we recorded net sales of $1.2 billion, a 3.9% decrease compared to fiscal 2009. The majority of our decrease in sales volume came from our Casegoods Group, which continues to be more negatively impacted by the economic climate. We believe consumers are continuing to postpone purchases of casegoods product because these products tend to be a higher ticket purchase than upholstered furniture. Our Upholstery Group sales were flat compared to fiscal 2009 and our Retail Group had a slight decrease in sales volume for fiscal 2010 compared to fiscal 2009. However the Upholstery and Retail

Groups had increases in sales volumes in the second half of fiscal 2010 compared to the second half of fiscal 2009. We believe the somewhat improved economy and the strength of and the inherent quality associated with the La-Z-Boy brand, as well as our decision to maintain a strong advertising presence throughout the challenging economic conditions were the principal reasons for the improvement in our Upholstery and Retail Groups during the second half of fiscal 2010.

While our business has experienced a decline in sales volumes, we have been able to increase our consolidated operating margin to 3.6% in fiscal 2010 from (7.7)% in fiscal 2009. Our operating margin improvement was the result of a 6.7 percentage point improvement in our Upholstery Group’s operating margin and an 8.8 percentage point improvement in our Retail Group’s operating margin, offset by a 0.5 percentage point decrease in our Casegoods Group’s operating margin. We believe our conversion to cellular manufacturing and various restructurings we have completed in recent years have resulted in improved operating margins for our Upholstery Group. Additionally, we continued to focus on increasing our gross margin and reducing selling and administrative costs in our Retail Group, which enabled us to improve our operating margin even on lower sales volume. The steep decline in sales volume for our Casegoods Group, which outpaced our reduction in operating costs, resulted in a decrease in operating margin for our Casegoods Group. Our Casegoods Group continues to focus on reducing costs to be more in line with the sales volume by consolidating manufacturing facilities and warehouses, as well as administrative functions.

The consolidation of our casegoods manufacturing facilities was completed in the first quarter of fiscal 2010 and the conversion of our other casegoods facility to a warehouse was completed in the fourth quarter of fiscal 2010. We converted the other casegoods facility to a warehouse in order to reduce our costs by vacating an expensive leased warehouse. Additionally, in the fourth quarter of fiscal 2010 our American Drew, Lea, and Hammary operations were merged. At the end of fiscal 2010, almost 90% of our domestic fabric cut and sew operations had been transferred to our facility in Mexico, with the balance expected to be transitioned during fiscal 2011. We also expect to transition our leather cut and sew operations to our facility in Mexico during fiscal 2011.

Our fiscal 2009 consolidated operating margin included 3.9 percentage points for the write-down of goodwill and trade names, 1.0 percentage points for restructuring and 0.6 percentage points for the write-down of long-lived assets.

In addition to our positive earnings, we increased our cash and equivalents to $108.4 million as of April 24, 2010, compared to $17.4 million as of April 25, 2009. We have also decreased our total debt to $48.0 million and increased our cash provided by operating activities by $38.0 million during fiscal 2010 to $89.7 million.

Results of Operations
Fiscal Year 2010 Compared to Fiscal Year 2009

La-Z-Boy Incorporated

(Amounts in thousands, except percentages)	(52 weeks) 4/24/2010	(52 weeks) 4/25/2009	Percent change
Consolidated sales	$1,179,212	$1,226,674	(3.9)%
Consolidated operating income (loss)	41,943	(94,357)	144.5%
Consolidated operating margin	3.6%	(7.7)%

Consolidated sales decreased $47.5 million due to the continued challenging economic climate. The challenging conditions coupled with our decision to limit our exposure and credit support to certain independent dealers was reflected in our overall decrease in sales for fiscal 2010 compared to fiscal 2009.

•	Our fiscal 2010 gross margin increased by 4.3 percentage points mainly due to the efficiencies gained in our upholstery plants, the restructurings completed in our Casegoods Group and improved pricing and merchandising in our retail stores.
•	Our fiscal 2010 operating margin included 0.3 percentage points of restructuring charges, whereas our fiscal 2009 operating margin included 3.9 percentage points for the write-down of goodwill and trade names, 1.0 percentage points of restructuring charges and 0.6 percentage points for the write-down of long-lived assets.
•	A decrease in our bad debt expense resulted in a 1.5 percentage point improvement in our operating margin. The decrease in bad debt expense was a result of the stabilization of the financial performance of our dealers during fiscal 2010 compared to fiscal 2009. The sudden deterioration in economic conditions during fiscal 2009 affected the liquidity of some of our customers and their ability to pay outstanding past due balances, which resulted in increased bad debt expense during that time period.

Upholstery Group

(Amounts in thousands, except percentages)	(52 weeks) 4/24/2010	(52 weeks) 4/25/2009	Percent change
Sales	$904,871	$899,204	0.6%
Operating income	96,392	35,947	168.2%
Operating margin	10.7%	4.0%

Sales

Our Upholstery Group sales were flat compared to fiscal 2009. We believe the strength of the La-Z-Boy brand and the inherent quality associated with the brand allowed us to gain market share during this time of economic distress. Additionally, we continued to focus on various sales initiatives and maintained a strong advertising presence throughout the challenging economic climate.

•	While our Upholstery Group sales were flat for the full fiscal 2010 year compared with the full fiscal 2009 year, sales comparisons trended upward in the second half of our fiscal year. Sales for our Upholstery Group increased by 14.8% in the second half of fiscal 2010, compared with the second half of fiscal 2009.
•	In fiscal 2009 the reporting of the retail warehouse operations was changed from the Retail Group to the Upholstery Group. Since the warehouse operations were expanded to incorporate the warehousing, staging and delivery of independent La-Z-Boy Furniture Galleries® dealers’ products as well as for our Retail Group, the reporting of those warehouses was more appropriately included in our La-Z-Boy wholesale operating unit which is a part of our Upholstery Group. As a result of this change, sales and operating profit that were previously recorded within our Upholstery Group for product sold to our Retail Group and still in inventory were reversed. A one-time adjustment was recorded in fiscal 2009 that reduced inter-company sales for the Upholstery Group by $12.1 million during that period, with a corresponding offset recorded in our eliminations line. This adjustment did not affect our consolidated sales.
•	The adjustment mentioned above was partially offset by an increase in sales resulting from a change in contractual relationships with our third party carriers as reported in our Form 10-K for the fiscal year ended April 26, 2008. This change resulted in an increase of $11.0 million of sales for our Upholstery Group in fiscal 2009.

Operating Margin

Our Upholstery Group operating margin increased 6.7 percentage points in fiscal 2010.

•	Efficiencies realized in our domestic upholstery manufacturing facilities resulted in an increase in our operating margin of 3.3 percentage points. Our conversion to cellular manufacturing and our various restructurings completed in recent years resulted in more efficient capacity utilization.
•	Although we incurred rising raw material costs in the fourth quarter of fiscal 2010, for the full fiscal year, decreases in raw material costs for our Upholstery Group resulted in a 2.1 percentage point improvement in our operating margin.
•	A decrease in our bad debt expense for our Upholstery Group resulted in a 1.8 percentage point improvement in our operating margin.
•	In fiscal 2009, the Upholstery Group operating income was reduced by $3.3 million due to the one-time adjustment for inter-company profit resulting from the previously mentioned change in reporting of the retail warehouse operations. This adjustment did not affect our consolidated operating results.
•	In fiscal 2009 our Upholstery Group operating profit increased by $1.5 million as a result of the change in third party freight carrier contracts as noted previously in our sales discussion.

Casegoods Group

(Amounts in thousands, except percentages)	(52 weeks) 4/24/2010	(52 weeks) 4/25/2009	Percent change
Sales	$146,706	$178,000	(17.6)%
Operating income (loss)	(243)	554	(143.9)%
Operating margin	(0.2)%	0.3%

Sales

The $31.3 million decrease in sales volume occurred across all of our casegoods operating units due to weak consumer demand. The challenging economic climate had a negative impact on consumers’ discretionary spending. We believe that consumers are postponing purchases of casegoods product to a greater extent than upholstered furniture because casegoods product tends to be a higher ticket purchase compared to upholstered furniture. In spite of reduced demand, we were able to reduce our sales discounts, which resulted in a 1.6 percentage point increase in sales for our Casegoods Group.

Operating Margin

Our Casegoods Group basically broke even on a 17.6% decrease in sales volume. The 0.5 percentage point decrease in operating margin in fiscal 2010 was a result of the overall decrease in sales volume experienced across all of our casegoods operating units. The decrease in sales volume outpaced our reduction in operating costs and improvement in gross margin.

Retail Group

(Amounts in thousands, except percentages)	(52 weeks) 4/24/2010	(52 weeks) 4/25/2009	Percent change
Sales	$153,620	$160,838	(4.5)%
Operating loss	(19,825)	(34,841)	43.1%
Operating margin	(12.9)%	(21.7)%

Sales

•	The $7.2 million decrease in sales was mostly the result of a 15.2% decrease in sales in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. There were only slight decreases in sales for the second and third quarter of fiscal 2010 compared to the second and third quarter of fiscal 2009, with a slight increase in sales in the fourth quarter of fiscal 2010 compared to fiscal 2009.
•	The improvement in sales for our Retail Group in the latter part of fiscal 2010 was due to increased traffic and a 10% increase in our average ticket, as well as better product merchandising.

Operating Margin

Our Retail Group operating margin increased 8.8 percentage points in fiscal 2010.

•	Our Retail Group experienced a 1.1 percentage point improvement in gross profit margin.
•	Changes made to our selling structure resulted in a 4.7 percentage point improvement in our Retail Group’s operating margin.
•	A decrease in occupancy related expenses for our Retail Group resulted in a 0.9 percentage point improvement in our Retail Group’s operating margin. This was mainly a result of improved utility management and a decrease in common area maintenance charges for our leased facilities.
•	A decrease in advertising expense for our Retail Group resulted in a 0.7 percentage point improvement in our Retail Group’s operating margin, as we continued to focus on cost effectiveness of our advertising expenses.

VIEs/Corporate and Other

Our VIEs’ sales increased to $53.2 million in fiscal 2010, compared to $50.9 million in fiscal 2009. Additionally, our VIEs’ operating income improved to $0.1 million in fiscal 2010, compared to an operating loss of $5.8 million in fiscal 2009 mainly due to operational improvements made at our Toronto, Ontario VIE.

Our Corporate and Other operating loss increased $8.4 million due in part to a $2.7 million decrease in realized gains on property sales. Additionally, a $6.3 million increase in costs for bonus and stock incentives as a result of our improved performance and higher stock price, resulted in an increase in our Corporate and Other operating loss.

Income from Continued Dumping and Subsidy Offset Act

We received $4.4 million and $8.1 million in payments and funds related to the anti-dumping order on wooden bedroom furniture from China during fiscal 2010 and fiscal 2009, respectively, for duties collected on imports entered into the United States before September 30, 2007. The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.

Interest Expense

Interest expense for fiscal 2010 was $2.6 million less than fiscal 2009 due to a $56.8 million decrease in our average debt. Our weighted average interest rate increased 1.5 percentage points in fiscal 2010 compared to fiscal 2009 due to fees associated with the unused portion of our credit facility weighting the overall effective interest rate more heavily. Interest expense is expected to be less in fiscal 2011 compared to fiscal 2010 as we expect to continue to maintain our relatively low level of debt and interest rates remain at historically low levels.

Other Income/(Expense)

Other income (expense), net, was income of $0.6 million for fiscal 2010, compared to expense of $8.0 million for fiscal 2009. During fiscal 2010, we recognized $0.1 million related to gains on the sale of investments, compared to $5.3 million of losses during fiscal 2009. Of the $5.3 million for fiscal 2009, $5.1 million was an impairment charge related to available-for-sale marketable securities used to fund future obligations of one of our non-qualified retirement plans. The impairment charge was recorded because those losses were considered other-than-temporary.

Income Taxes

Our effective tax rate for fiscal 2010 was 28.3%. During fiscal 2010 we realized a reduction of our tax asset valuation reserves which lowered our tax rate by 5.3 percentage points. The reduction in our valuation reserves was due to the utilization of some tax assets which were previously reserved in addition to reversals of reserves as a result of improved operating performance in certain state tax jurisdictions.

Our effective tax rate for fiscal 2009 was (25.8)%. During fiscal 2009 we recorded a substantial valuation reserve against our federal, state, and foreign deferred tax assets, which more than offset the tax benefit of our losses and reduced our effective tax rate from 35.0% to (12.5)%. Our rate was further reduced to (25.8)% as a result of a non-deductible goodwill impairment charge and other adjustments.

Results of Operations
Fiscal Year 2009 Compared to Fiscal Year 2008

La-Z-Boy Incorporated

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008	Percent change
Consolidated sales	$1,226,674	$1,450,941	(15.5)%
Consolidated operating loss	(94,357)	(17,118)	(451.2)%
Consolidated operating margin	(7.7)%	(1.2)%

Consolidated sales decreased $224.3 million due in large part to the challenging economic conditions including the weak retail environment, record low consumer confidence, an uncertain housing market and a deteriorating credit environment. Our consolidated operating margin decreased 6.5 percentage points in fiscal 2009.

•	Our fiscal 2009 operating margin included 3.9 percentage points for the write-down of goodwill and trade names, 1.0 percentage points of restructuring charges and 0.6 percentage points for the write-down of long-lived assets. Our fiscal 2008 operating margin included 0.6 percentage points of restructuring charges and 0.6 percentage points for the write-down of goodwill and trade names. With the significant decline in sales volume in fiscal 2009 compared to fiscal 2008, coupled with the write-down of goodwill, trade names and long-lived assets, we were unable to reduce our fixed selling, general and administrative expenses to maintain our operating margin.

Upholstery Group

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008	Percent change
Sales	$899,204	$1,084,418	(17.1)%
Operating income	35,947	70,661	(49.1)%
Operating margin	4.0%	6.5%

Sales

Our Upholstery Group sales decrease was primarily a result of the challenging economic conditions.

•	Sales price increases, net of changes in our discounting resulted in a 2.8% increase in sales.
•	In fiscal 2009 the reporting of the retail warehouse operations was changed from the Retail Group to the Upholstery Group. Since the warehouse operations were expanded to incorporate the warehousing, staging and delivery of independent La-Z-Boy Furniture Galleries® dealers’ products as well as for our Retail Group, the reporting of those warehouses was more appropriately included in our La-Z-Boy wholesale operating unit which is a part of our Upholstery Group. As a result of this change, sales and operating profit that were previously recorded within our Upholstery Group for product sold to our Retail Group and still in inventory were reversed. A one-time adjustment was recorded in fiscal 2009 that reduced inter-company sales for the Upholstery Group by $12.1 million during that period, with a corresponding offset recorded in our eliminations line. This adjustment did not affect our consolidated sales.
•	The decline in sales volume was partially offset by an increase in sales resulting from a change in contractual relationships with our third party carriers as reported in our Form 10-K for the fiscal year ended April 26, 2008. This change resulted in an increase of $11.0 million of sales for the Upholstery Group in fiscal 2009.

Operating Margin

Our Upholstery Group operating margin decreased 2.5 percentage points in fiscal 2009. With a $185.2 million decrease in sales volume and a $14.8 million increase in bad debt expense, we were unable to maintain our operating margin. The increase in bad debt expense was a result of the sudden deterioration in economic conditions during fiscal 2009 that affected the liquidity of some of our customers and their ability to pay outstanding past due balances, which resulted in our decision to record additional bad debt expense.

•	Increased costs associated with steel, polyurethane foam, plywood, fabric and leather negatively impacted our Upholstery Group operating margin.
•	In fiscal 2009, the Upholstery Group operating income was reduced by $3.3 million due to the one-time adjustment for inter-company profit resulting from the previously mentioned change in reporting of the retail warehouse operations. This adjustment did not affect our consolidated operating results.
•	In fiscal 2009 our Upholstery Group operating profit increased by $1.5 million as a result of the change in third party freight carrier contracts as noted previously in our sales discussion.
•	Selling price increases resulted in a 3.4 percentage point improvement in our Upholstery Group operating margin, however the significant decrease in volume more than offset the benefit received from increasing our sales prices.

Casegoods Group

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008	Percent change
Sales	$178,000	$213,896	(16.8)%
Operating income	554	10,151	(94.5)%
Operating margin	0.3%	4.7%

Sales

The $35.9 million decrease in sales volume occurred across all of our casegoods operating units due to weak consumer demand and the challenging economic conditions.

Operating Margin

Our Casegoods Group operating margin decreased 4.4 percentage points in fiscal 2009. With a 16.8% decrease in sales volume, we were unable to reduce our costs enough to maintain our operating margin.

Retail Group

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008	Percent change
Sales	$160,838	$190,180	(15.4)%
Operating loss	(34,841)	(40,265)	13.5%
Operating margin	(21.7)%	(21.2)%

Sales

The $29.3 million decrease in sales was related to the challenging economic conditions, which had an extremely negative effect on the home furnishings market.

Operating Margin

Our Retail Group operating margin decreased 0.5 percentage points in fiscal 2009. The decrease primarily resulted from the fixed occupancy costs of our retail operations coupled with the decline in sales, partially offset by selling price increases, reduced advertising expense and reduced warehousing costs.

VIEs/Corporate and Other

Our VIEs’ sales decreased $1.1 million in fiscal 2009, compared to fiscal 2008. Additionally, our VIEs’ operating loss increased to $5.8 million in fiscal 2009, compared to $3.8 million in fiscal 2008.

Our Corporate and Other operating loss decreased $14.7 million due in part to a $3.1 million increase in realized gains on property sales. Additionally, during the first six months of fiscal 2008, we continued a retail test market program which increased our fiscal 2008 expenses by $2.4 million. This program was not repeated in fiscal 2009. The remaining decrease was a result of our overall reduction in selling, general and administrative expenses, in particular professional fees, which decreased $3.0 million during fiscal 2009 compared to fiscal 2008.

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

Other Income/(Expense)

Other income (expense), net, was $8.0 million of expense during fiscal 2009, compared to $5.4 million of income during fiscal 2008. The majority of the decrease was due to a recognized loss of $5.3 million in fiscal 2009 compared to a gain on sale of investments in fiscal 2008 of $3.8 million. Of the $5.3 million loss, $5.1 million was the result of an impairment we recognized in the third quarter of fiscal 2009. In fiscal 2009 we recognized a loss on our investments due to the losses being considered other-than-temporary. We sold several investments in fiscal 2008 generating gains of $3.8 million in order to utilize capital loss carry-forwards.

Income Taxes

Our effective tax rate was (25.8)% in fiscal 2009 compared to 48.5% in fiscal 2008. During fiscal 2009 we recorded a substantial valuation reserve against the majority of our federal, state, and foreign deferred tax assets, which reduced our effective tax rate by 47.5 percentage points. In addition during fiscal 2009, the effective tax rate was reduced by 10.6 percentage points by the impairment of goodwill recorded during the year. During fiscal 2008 we realized a benefit from the prior years’ losses of our European joint venture. In addition, the effective tax rate was significantly affected by the foreign tax rate differential primarily related to the dividend from our operating unit in the United Kingdom. The rate for fiscal 2008 also was unfavorably impacted due to the decrease in the cash surrender value of company owned life insurance policies, which resulted in an expense under accounting rules but no deductions for income tax purposes.

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

Restructuring

In fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and convert one of the facilities into a distribution center. The consolidation of these plants was completed in the first quarter of fiscal 2010 and the conversion of the distribution center was completed in the fourth quarter of fiscal 2010. In connection with this plan, we recorded pre-tax restructuring charges of $2.8 million and $0.2 million in fiscal 2010 and fiscal 2009, respectively, classified in total cost of sales, covering severance and benefits and other restructuring costs.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah, plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. As of the end of fiscal 2010 we had about 1,260 employees at our Mexican facility, with almost 90% of our fabric cutting and sewing operations coming from our Mexican facility, compared to 8% at the end of fiscal 2009. During fiscal 2010, we had a net reduction of estimated restructuring liabilities of $0.7 million classified in total cost of sales. The reduction of estimated restructuring liabilities related to a decrease in our estimated healthcare costs for this plan. During fiscal 2009, we had restructuring charges of $7.7 million classified in total cost of sales, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million). During fiscal 2008, we had restructuring charges of $2.6 million classified in total cost of sales, covering severance and benefits for this plan. Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants.

During fiscal 2007 and fiscal 2008, several of our retail warehouses were consolidated into larger facilities and several underperforming stores were closed. In fiscal 2010, fiscal 2009, and fiscal 2008 we had restructuring charges of $1.3 million, $1.6 million, and $3.0 million, respectively, classified as an operating expense line item below selling, general and administrative (SG&A), due to contract terminations relating to these actions.

In fiscal 2009, we committed to a restructuring plan to close our plant in Sherman, Mississippi, related to our Bauhaus operations. The closure of this plant was completed in the fourth quarter of fiscal 2009. In connection with this plan, we recorded pre-tax restructuring charges of $0.6 million in fiscal 2009 classified in total cost of sales covering severance and benefits ($0.2 million) and the write-down of fixed assets ($0.4 million).

In fiscal 2009, we announced a plan to reduce our company-wide employment to be more in line with sales volume. In connection with this plan, we recorded pre-tax restructuring charges of $1.0 million in fiscal 2009 classified as an operating expense line item below SG&A, covering severance and benefits.

In fiscal 2009, we committed to a restructuring plan to close the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation. The closure of this operation occurred in the second quarter of fiscal 2009. In connection with this plan, we recorded pre-tax restructuring charges of $1.9 million in fiscal 2009, covering the write-down of inventory ($1.2 million) classified in total cost of sales, the write-down of fixed assets and other restructuring charges ($0.7 million) classified as an operating expense line item below SG&A.

In fiscal 2007, we committed to a restructuring plan which included the closures of two upholstery manufacturing facilities, the closure of a rough mill lumber operation, the consolidation of operations at another upholstery facility and the elimination of a number of positions throughout the remainder of the organization. This plan occurred in the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008. During fiscal 2009, we had restructuring reversals of $0.5 million, classified as an operating expense line item below SG&A, relating to these activities due to lower benefit costs than originally estimated. During fiscal 2008, we had restructuring charges of $2.5 million, classified in total cost of sales covering severance and benefits.

Long-lived Asset Write-down

During the third quarter of fiscal 2009, we evaluated the recoverability of our long-lived assets of our key asset groups. Based on the results of the review it was determined that the expected future undiscounted cash flows of the assets of our Upholstery Group and Casegoods Group substantially exceeded their carrying value in fiscal 2009 and therefore no impairment existed. Because of the historical operating losses of our Retail Group and the decline in real estate values in fiscal 2009, we recorded impairments on some of the assets of our Retail Group. As of the end of the third quarter of fiscal 2009, we had $39.9 million in long-lived assets for our Retail Group. Of this $39.9 million, fair value exceeded carrying value for $20.4 million of these assets. For the remaining $19.5 million, we recorded an impairment charge of $7.0 million during the third quarter of fiscal 2009.

For the seven retail facilities that we owned, which accounted for $17.9 million in value as of the end of fiscal 2009, third party appraisals were utilized to determine the fair value of the stores. For the remaining retail facilities we utilized a discounted cash flow model over the remaining life of the lease, as well as comparable market data, to determine fair value. Our cash flow model assumed an economic recovery in our fiscal 2011 and used a 16% discount rate based on the market participant’s view of our industry’s weighted average cost of capital. The impairment charge recorded in fiscal 2009 was based on current market conditions and the current fair value of those assets. Changes in economic conditions could result in a need to evaluate whether the fair value of the long-lived assets of our retail stores has deteriorated further which could result in additional impairment charges. The net book value of our retail fixed assets was $28.5 million as of April 24, 2010.

In addition, during fiscal 2009 we recorded a non-cash impairment charge of $0.5 million relating to two of our retail properties that were held for sale. One of those properties was subsequently leased during fiscal 2010 and the other property was still held for sale at April 24, 2010.

Write-down of Intangibles

During the third quarter of fiscal 2009, we evaluated the goodwill of our Upholstery and Retail Groups and the trade names of our Casegoods Group. Due to the steep decline in our stock price and its negative impact on our market capitalization at that time, we recognized a $40.4 million non-cash impairment charge relating to the goodwill in our Retail and Upholstery Groups and a $5.5 million non-cash impairment charge relating to the trade names in our Casegoods Group during the third quarter of fiscal 2009.

During the second quarter of fiscal 2009, we reorganized the Toronto, Ontario, retail market which we consolidated as a VIE. As a result of this plan we recorded a non-cash impairment charge of $0.4 million which represented the entire goodwill balance of this market.

In fiscal 2009, we closed the operations of our La-Z-Boy U.K. subsidiary due to a change in our strategic direction for this operation. As a result of this plan, during the first quarter of fiscal 2009, we recorded a non-cash impairment charge of $1.3 million which represented the entire goodwill amount of the operating unit.

During the second quarter of fiscal 2008, we evaluated the goodwill of our South Florida retail market as a result of the decision to delay our planned store openings in this market. This delay was the result of a slow housing market causing a double-digit decline in sales in the market over the previous twelve months. We recognized a $5.8 million non-cash impairment charge for the full amount of the goodwill of this retail market in the second quarter of fiscal 2008.

We performed our fiscal 2010 annual fourth quarter testing of our remaining trade names and found no additional impairments. As of the end of fiscal 2009 we had no goodwill remaining.

Business Outlook

While our results and other public data points indicate the beginning of improved industry conditions, we remain cautious going into fiscal 2011. Sales growth and cost-savings initiatives will need to be balanced against various macroeconomic factors, including relatively low consumer confidence levels, ongoing high unemployment and volatility within the housing market, as well as headwinds relating to raw material price increases versus last year. Against this backdrop, we will continue to manage our business aggressively. We believe our company is well positioned to compete in this environment and we are focused on improving our operations across all business segments.

As it relates to the first quarter, we are experiencing a significant delta in raw material costs when compared with the year-ago period, and we expect cost savings initiatives, including efficiencies from the Mexico Cut and Sew Center, to accelerate as we move through the year as volumes increase and projects are completed. Additionally, as a result of normal seasonality factors, our first quarter, which ends in July, is typically the weakest in terms of sales and profits as the furniture industry, in general, experiences weaker demand throughout the summer. Accordingly, our plants shut down for one week for vacation, yielding 12 weeks of shipping versus the normal 13 weeks.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. These sources have been adequate for day-to-day operations and capital expenditures. We had cash and equivalents of $108.4 million at April 24, 2010, compared to $17.4 million at April 25, 2009. Our positive earnings in fiscal 2010 resulted in the majority of our increase in cash and equivalents during fiscal 2010. Also in fiscal 2010, the transfer of obligations of our wholly-owned insurance company to our parent company released the restriction on $17.5 million in cash, which positively impacted our liquidity during fiscal 2010.

Under our revolving credit facility we have certain covenants and restrictions, including a 1.05 to 1.00 fixed charge coverage ratio requirement which would become effective only if excess availability on the revolving credit facility fell below $30.0 million. Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit facility. We do not expect to fall below the required excess availability threshold in the next twelve months. As of April 24, 2010, we had $30.0 million outstanding on our credit facility and $90.6 million of excess availability, compared to $35.0 million outstanding on our credit facility and $65.0 million of excess availability as of April 25, 2009. As of April 24, 2010, we would have been in compliance with the fixed charge coverage ratio requirement had it been in effect.

Our borrowing capacity is based on eligible trade accounts receivables and inventory of the company. During fiscal 2010, our accounts receivable increased, while our inventory levels decreased slightly and the amount outstanding on our credit facility decreased. As it relates to our borrowing capacity, the majority of the increase in our accounts receivable were classified as eligible trade accounts receivable. As a result, the capacity to borrow on our credit facility increased during fiscal 2010. Periodically, our lenders have the option to change the advance rates on inventory and accounts receivable and to adjust reserves, which could have a negative impact on our availability.

Unsettled credit markets have caused some lenders to reduce or cease to provide funding to borrowers. However, our lenders have not indicated to us that they would not honor their obligations under our credit facility. Our access to the credit facility could be negatively affected by decreases in our operating results or decreases in those assets on which our borrowing capacity is based.

Capital expenditures for fiscal 2010 were $11.0 million compared with $15.6 million during fiscal 2009. As of April 24, 2010, there are no material purchase commitments for capital expenditures, which are expected to be in the range of $15.0 million to $18.0 million in fiscal 2011. We expect restructuring costs from our plan to transition our domestic cutting and sewing operations to Mexico and our ongoing costs for our closed retail facilities to impact cash by $1.3 million during fiscal 2011.

We believe our present cash balance of $108.4 million, cash flows from operations and current availability under our credit facility of $90.6 million will be sufficient to fund our business needs, including our fiscal 2011 contractual obligations of $49.9 million.

The following table illustrates the main components of our cash flows:

	Year Ended
(Amounts in thousands)	4/24/2010	4/25/2009
Cash Flows Provided By (Used For)
Operating activities
Net income (loss)	$32,051	$(122,420)
Non-cash add backs and changes in deferred taxes	33,787	150,188
Restructuring	3,434	12,460
Working capital	20,387	11,460
Cash provided by operating activities	89,659	51,688
Investing activities	14,009	(2,008)
Financing activities
Net decrease in debt	(12,890)	(41,345)
Other financing activities	1,035	(5,177)
Cash used for financing activities	(11,855)	(46,522)
Exchange rate changes	(756)	(901)
Net increase in cash and equivalents	$91,057	$2,257

Operating Activities

During fiscal 2010, net cash provided by operating activities was $89.7 million, compared with $51.7 million in fiscal 2009. The main reason for our increase in cash flows from operations was our net income in fiscal 2010 versus our net loss in fiscal 2009, as well as increased cash flow from working capital. Cash flow from working capital reflects favorable changes in our customer deposits, bonus accruals, inventory and income taxes. These favorable impacts to our cash provided by working capital were offset by an increase in our accounts receivable during fiscal 2010 due to positive sales trends during fiscal 2010, as opposed to the negative sales trend in fiscal 2009.

Investing Activities

During fiscal 2010, net cash provided by investing activities was $14.0 million, compared with $2.0 million cash used for investing activities during fiscal 2009. The increase in net cash provided by investing activities resulted primarily from the $17.5 million decrease in restricted cash during fiscal 2010, compared to the $18.2 million increase in restricted cash during fiscal 2009. Additionally, capital expenditures in fiscal 2010 were $11.0 million, compared to $15.6 million in fiscal 2009. During fiscal 2010, $8.8 million in proceeds were received from the sale of investments, offset by investment purchases of $4.9 million. In comparison, during fiscal 2009 $34.7 million in proceeds were received from the sale of investments, offset by investment purchases of $11.3 million. Additionally, proceeds from the disposal of assets decreased by $5.7 million in fiscal 2010, compared to fiscal 2009.

Financing Activities

We used $11.9 million of cash for financing activities in fiscal 2010 compared to $46.5 million during fiscal 2009. Our financing activities in fiscal 2010 included a net pay down of debt of $12.9 million, compared to a net pay down of debt of $41.3 million in fiscal 2009. In addition to these financing activities, fiscal 2009 also included dividend payments of $5.2 million.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments by Period
(Amounts in thousands)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years
Long-term debt obligations	$47,247	$698	$37,503	$7,954	$1,092
Capital lease obligations	736	368	368	—	—
Operating lease obligations	337,585	43,676	75,637	64,042	154,230
Interest obligations*	5,899	2,660	3,068	150	21
Pension contribution obligations**	2,500	2,500	—	—	—
Total contractual obligations	$393,967	$49,902	$116,576	$72,146	$155,343

*	For our variable interest rate obligations, the interest rate projected for future periods is the average rate for the current fiscal quarter projected over such future fiscal periods. For our fixed rate obligations, it is the fixed rate over the term of such obligation. We have assumed that the debt outstanding at the end of our current fiscal period will be outstanding over the entire term of the various agreements, however this amount could significantly increase or decrease based on the amount of debt we borrow or pay in future periods.
**	For our pension contribution obligations, we are not statutorily required to make a contribution until our fiscal 2012. However in order to receive tax benefits, we expect to make this contribution during fiscal 2011 and therefore have included it in our “Less than 1 Year” category. Funding projections beyond that are not practical to estimate.

The balance sheet at the end of fiscal 2010 reflected a $2.5 million liability for uncertain income tax positions. We expect that a portion of this liability will be settled within the next twelve months. The amount to be resolved within the next twelve months is composed of gross unrecognized tax benefits of $0.5 million and interest of $0.1 million, net of deferred tax benefits of $0.2 million and penalties of $0.2 million. The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled. These were not included in our obligations table above because the timing of when they will be settled is difficult to estimate.

Realization of these deferred tax assets is dependent on generating sufficient future taxable income. Valuation allowances of $46.5 million associated with certain U.S. federal and state deferred tax assets could be reduced in the latter part of fiscal 2011 based on the level of taxable income generated in fiscal 2011.

Our debt-to-capitalization ratio was 12.2% at April 24, 2010, and 16.6% at April 25, 2009. Capitalization is defined as total debt plus total equity.

Our Board of Directors has authorized the repurchase of company stock. As of April 24, 2010, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during fiscal 2010.

We have guaranteed various leases and notes of dealers with proprietary stores. The total amount of these guarantees was $2.1 million at April 24, 2010. Of this, $1.8 million will expire within one year and $0.3 million in one to three years. At the end of fiscal 2010, we had $33.3 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

During fiscal 2010 we were not required and we did not make any contributions to our defined benefit plan. However, in order to receive tax benefits we expect to make a $2.5 million contribution to our defined benefit plan during fiscal 2011, although this contribution is not required until fiscal 2012.

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

Revenue Recognition and Related Allowances

During the first quarter of fiscal 2009, our largest division revised certain shipping agreements with third-party carriers such that risk of loss transfers to our customers upon shipment rather than upon delivery. For the remainder of the company, shipping terms using third-party carriers are FOB shipping point. Accordingly, substantially all of our shipments with third-party carriers are recognized as revenue upon shipment of the product. In all cases, for product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provisions are made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Incentives offered to customers include cash discounts, advertising agreements and other sales incentive programs. Cash discounts and other sales incentives are recorded as a reduction of revenues when the revenue is recognized. Our advertising agreements give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

On a quarterly basis, our management team reviews all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write off. It is our policy to write off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, for those dealers that are significantly past due, we review their sales orders and ship product when collectability of the incremental sale is reasonably assured.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts and notes receivable balances. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Investments

We evaluate our investments periodically for possible other-than-temporary impairments by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. If the impairment is determined to be other-than-temporary, the amount of the impairment is recognized as part of earnings. If the impairment is determined to be temporary, then the resulting change in market value is recorded as part of other comprehensive income in our statement of shareholders’ equity.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our assessment of recoverability is based on our best estimates using quoted market prices, as well as analysis of the undiscounted projected future cash flows by asset groups in order to determine if the fair value of our long-lived assets exceed their carrying value. Our asset groups consist of our operating units in our Upholstery and Casegoods Group (La-Z-Boy, England, Bauhaus, American Drew and Lea, Hammary, Kincaid) and each of our retail stores.

Trade Names

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

In the fourth quarter of fiscal 2010, we performed our annual testing on our trade names and found no impairments.

Other Loss Reserves

We have various other loss exposures arising from the ordinary course of business, including inventory obsolescence, health insurance, litigation, environmental claims, and product liability. Establishing loss reserves requires estimates and the judgment of management with respect to risk and ultimate liability. We use legal counsel or other experts, including actuaries as appropriate, to assist in developing estimates. Due to the uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

We have various excess loss coverages for auto, product liability and workers’ compensation. Our deductibles generally do not exceed $1.0 million.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We consider historical and projected future operating results, the eligible carry-forward period, tax law changes, tax planning opportunities and other relevant considerations when making judgments about realizing the value of our deferred tax assets.

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

Our pension plan discount rate assumption is evaluated annually. The discount rate is based upon a single rate developed after matching a pool of high quality bond payments to the plan’s expected future benefit payments. We utilized a discount rate of 5.85% at April 24, 2010, compared with a rate of 7.15% at April 25, 2009, and 6.60% at April 26, 2008. The same methodology was utilized for fiscal 2010, fiscal 2009 and fiscal 2008.

Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations. The expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the markets and any expected changes in investment policy.

Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on plan assets annually. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans. The rate of return assumption as of April 24, 2010, and April 25, 2009, was 8.0%. The expected rate of return assumption as of April 24, 2010, will be used to determine pension expense for fiscal 2011.

Our long-term stated investment objective is to maximize the investment return with the least amount of risk through a combination of capital appreciation and income. The strategic asset allocation targets are 65% equities and 35% fixed income within a range of 5% of the target.

Our non-qualified retirement plan was not required to be funded at April 24, 2010; however, we hold investments in a Rabbi trust that support the liability of the plan. We are not required to make any contributions to the qualified defined benefit plan in fiscal 2011.

We expect that the fiscal 2011 pension expense for the defined benefit pension plan, after considering all relevant assumptions will be $2.5 million compared with $3.9 million in fiscal 2010. We do not believe that a 25 basis point change in our discount rate or our expected return on plan assets would have a material impact on our financial statements.

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

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold product. Our liability incorporates the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer. Considerable judgment is used in the determination of our estimate. If actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs in subsequent periods.

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

Based on the criteria for consolidation of VIEs, we have consolidated several dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. In fiscal 2010, all earnings and losses attributed to these VIEs were recorded as Net income (loss) attributable to noncontrolling interests. Prior to fiscal 2010, all losses of the VIEs in excess of their equity were recorded as Net income (loss) and all earnings of these VIEs to the extent of recouping the losses were recorded as Net income (loss). Earnings in excess of losses were attributed to equity owners and were recorded as minority interest.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends, future stock-price volatility, expected option lives and the amount of share-based awards that are expected to be forfeited. We do not expect that changes in these assumptions would have a material impact on our results of operations.

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

Regulatory Developments

Continued Dumping and Subsidy Offset Act of 2000

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection (“CBP”) from anti-dumping cases to domestic producers that supported the anti-dumping petition. The Dispute Settlement Body of the World Trade Organization (“WTO”) ruled that such payments violate the United States’ WTO obligations. In response to that ruling, on February 8, 2006, the President signed legislation passed by Congress that repeals CDSOA distributions to eligible domestic producers for duties collected on imports entered into the United States after September 30, 2007. The government set aside CDSOA funds in connection with two court cases involving challenges to the CDSOA on constitutional grounds, from which appellate proceedings are continuing. In 2009, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) issued a decision in one of those cases holding that the CDSOA does not violate the Constitution’s free speech and equal protection guarantees. On October 15, 2009, the Federal Circuit denied en banc review of its decision and, on December 28, 2009, a petition for writ of certiorari was filed with the U.S. Supreme Court. On May 17, 2010, the Supreme Court denied review of the Federal Circuit’s decision. There have been numerous cases before the U.S. Court of International Trade and the Federal Circuit that have been stayed in light of the litigation discussed above. The resolution of these cases will have a significant impact on the amount of additional CDSOA funds we receive.

In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA. However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.

Climate Change Legislation

Except for the potential effects of severe weather, which we discuss in Item 1A in regard to foreign sourcing and the availability of raw materials, we do not believe that future climate change or existing or pending laws, regulations, international accords, or business trends relating to climate change are reasonably likely to have a material effect on our business or financial condition. We currently utilize trucking to transport goods to our distribution centers and in some instances to our customers. In most cases, our customers utilize trucking to obtain goods from us. New laws or regulations resulting in steep increases in the cost of fuel, or new technologies resulting in steep decreases in such costs, would affect our costs and the cost to our customers purchasing from us. If our costs increased, we might not always be able to pass along such increases to our customers due to competitive and marketing pressures, but we would expect our competitors to be similarly affected.

Recent Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements in Item 8 for detailed information regarding accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt under which we had $23.4 million of borrowings at April 24, 2010. In May 2008, we entered into an interest rate swap agreement to mitigate the impact of changes in interest rates on $20.0 million of our floating rate debt. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2011 based upon the current levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies. Substantially all of our purchases outside of North America are denominated in U.S. dollars. Our exposure to changes in the value of foreign currencies results from the assets of our Mexico subsidiary, which totaled $5.7 million at April 24, 2010. Management estimates that a 10% change in the value of the peso would not have a material impact on our results of operations for fiscal 2011 based upon the current asset levels.

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

On September 11, 2009, La-Z-Boy Incorporated’s Chief Executive Officer submitted his annual certification to the New York Stock Exchange stating that he was not aware of any violation by the corporation of the Exchange’s corporate governance listing standards. La-Z-Boy filed the certifications by its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to its Annual Report on Form 10-K for the fiscal year ended April 24, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 24, 2010. The effectiveness of the Company’s internal control over financial reporting as of April 24, 2010, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Kurt L. Darrow
President and Chief Executive Officer

Louis M. Riccio, Jr.
Senior VP and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in equity and cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 24, 2010 and April 25, 2009, and the results of their operations and their cash flows for each of the three years in the period ended April 24, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 24, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the accompanying consolidated financial statements, effective April 26, 2009, the Company changed its accounting and reporting for noncontrolling interests and earnings per share in fiscal 2010. As discussed in Note 17 to the accompanying consolidated financial statements the Company changed its method of accounting for uncertainties in income taxes effective April 29, 2007.

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 14, 2010

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/24/2010	(52 weeks) 4/25/2009	(52 weeks) 4/26/2008
Sales	$1,179,212	$1,226,674	$1,450,941
Cost of sales
Cost of goods sold	802,344	879,889	1,053,785
Restructuring	2,141	9,818	5,057
Total cost of sales	804,485	889,707	1,058,842
Gross profit	374,727	336,967	392,099
Selling, general and administrative	331,491	373,502	397,713
Restructuring	1,293	2,642	3,078
Write-down of long-lived assets	—	7,503	—
Write-down of trade names	—	5,541	—
Write-down of goodwill	—	42,136	8,426
Operating income (loss)	41,943	(94,357)	(17,118)
Interest expense	2,972	5,581	13,899
Interest income	724	2,504	3,614
Income from Continued Dumping and Subsidy Offset Act, net	4,436	8,124	7,147
Other income (expense), net	590	(7,998)	5,393
Income (loss) from continuing operations before income taxes	44,721	(97,308)	(14,863)
Income tax expense (benefit)	12,670	25,112	(7,214)
Income (loss) from continuing operations	32,051	(122,420)	(7,649)
Loss from discontinued operations (net of tax of $(3,990) in 2008)	—	—	(6,000)
Net income (loss)	32,051	(122,420)	(13,649)
Net (income) loss attributable to noncontrolling interests	487	(252)	(277)
Net income (loss) attributable to La-Z-Boy Incorporated	$32,538	$(122,672)	$(13,926)
Basic average shares	51,533	51,460	51,408
Basic income (loss) from continuing operations per share	$0.63	$(2.39)	$(0.16)
Discontinued operations per share (net of tax)	—	—	(0.11)
Basic net income (loss) attributable to La-Z-Boy Incorporated per share	$0.63	$(2.39)	$(0.27)
Diluted average shares	51,732	51,460	51,408
Diluted income (loss) from continuing operations per share	$0.62	$(2.39)	$(0.16)
Discontinued operations per share (net of tax)	—	—	(0.11)
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$0.62	$(2.39)	$(0.27)
Dividends declared per share	$—	$0.10	$0.40

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

	As of
(Amounts in thousands, except par value)	4/24/2010	4/25/2009
Current assets
Cash and equivalents	$108,421	$17,364
Restricted cash	—	18,713
Receivables, net of allowance of $20,258 in 2010 and $28,385 in 2009	165,038	147,858
Inventories, net	134,187	140,178
Deferred income taxes – current	2,305	795
Other current assets	18,159	22,872
Total current assets	428,110	347,780
Property, plant and equipment, net	138,857	146,896
Trade names	3,100	3,100
Deferred income taxes – long term	458	—
Other long-term assets, net of allowance of $942 in 2010 and $4,309 in 2009	38,293	51,431
Total assets	$608,818	$549,207
Current liabilities
Current portion of long-term debt	$1,066	$8,724
Accounts payable	54,718	41,571
Accrued expenses and other current liabilities	91,496	75,733
Total current liabilities	147,280	126,028
Long-term debt	46,917	52,148
Deferred income taxes	—	724
Other long-term liabilities	68,381	63,875
Contingencies and commitments	—	—
Shareholders’ equity
Common shares, $1 par value – 150,000 authorized; 51,770 outstanding in 2010 and 51,478 outstanding in 2009	51,770	51,478
Capital in excess of par value	201,873	205,945
Retained earnings	108,707	67,431
Accumulated other comprehensive loss	(20,251)	(22,559)
Total La-Z-Boy Incorporated shareholders’ equity	342,099	302,295
Noncontrolling interests	4,141	4,137
Total equity	346,240	306,432
Total liabilities and equity	$608,818	$549,207

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Cash flows from operating activities
Net income (loss)	$32,051	$(122,420)	$(13,649)
Adjustments to reconcile net income (loss) to cash provided by operating activities
(Gain) loss on sale of assets	(538)	(2,813)	270
Write-down of long-lived assets	—	7,503	—
Write-down of trade names	—	5,541	—
Write-down of goodwill	—	42,136	8,426
Write-down of investments	—	5,140	—
Write-down of assets from businesses held for sale (net of tax)	—	—	2,159
Loss on sale of discontinued operations (net of tax)	—	—	3,696
Restructuring	3,434	12,460	8,135
Provision for doubtful accounts	6,535	25,254	8,550
Depreciation and amortization	25,246	24,142	25,323
Stock-based compensation expense	5,236	3,819	4,527
Change in receivables	(17,287)	27,223	20,956
Change in inventories	5,991	36,995	23,471
Change in other assets	4,187	2,946	(1,385)
Change in payables	13,147	(14,544)	(10,394)
Change in other liabilities	14,349	(41,160)	(24,580)
Change in deferred taxes	(2,692)	39,466	(6,266)
Total adjustments	57,608	174,108	62,888
Net cash provided by operating activities	89,659	51,688	49,239
Cash flows from investing activities
Proceeds from disposals of assets	3,338	9,060	8,761
Proceeds from sale of discontinued operations	—	—	4,169
Capital expenditures	(10,986)	(15,625)	(27,386)
Purchases of investments	(4,933)	(11,330)	(34,562)
Proceeds from sales of investments	8,833	34,675	35,580
Change in restricted cash	17,507	(18,207)	160
Change in other long-term assets	250	(581)	(705)
Net cash provided by (used for) investing activities	14,009	(2,008)	(13,983)
Cash flows from financing activities
Proceeds from debt	41,817	50,794	93,861
Payments on debt	(54,707)	(92,139)	(144,790)
Stock issued/(canceled) for stock and employee benefit plans	1,035	—	(269)
Dividends paid	—	(5,177)	(20,746)
Net cash used for financing activities	(11,855)	(46,522)	(71,944)
Effect of exchange rate changes on cash and equivalents	(756)	(901)	109
Change in cash and equivalents	91,057	2,257	(36,579)
Cash acquired from consolidation of VIEs	—	631	—
Cash and equivalents at beginning of period	17,364	14,476	51,055
Cash and equivalents at end of period	$108,421	$17,364	$14,476

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 28, 2007	$51,377	$208,283	$222,273	$1,376	$2,789	$486,098
Comprehensive loss
Net income (loss)			(13,926)		277
Unrealized loss on marketable securities arising during the period (net of tax of $0.1 million)				(222)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $1.4 million)				(2,420)
Translation adjustment				(209)	92
Net actuarial gain (net of tax of $0.2 million)				532
Total comprehensive loss						(15,876)
Stock issued for stock and employee benefit plans, net of cancellations	51	(3,422)	3,102			(269)
Stock option, performance-based and restricted stock expense		4,527				4,527
Dividends declarerd			(20,746)			(20,746)
Changes in noncontrolling interest					140	140
Impact of adoption of accounting standards relating to uncertain tax positions			(2,500)			(2,500)
At April 26, 2008	51,428	209,388	188,203	(943)	3,298	451,374
Comprehensive loss
Net income (loss)			(122,672)		252
Unrealized loss on marketable securities arising during the period (net of tax of $0.4 million)				(4,332)
Reclassification adjustment for loss on marketable securities included in net loss				5,180
Translation adjustment				233	(408)
Change in fair value of cash flow hedge				(723)
Net actuarial loss				(21,974)
Total comprehensive loss						(144,444)
Stock issued for stock and employee benefit plans, net of cancellations	50	(7,262)	7,077			(135)
Stock option, restricted stock and performance based stock expense		3,819				3,819
Change in noncontrolling interest upon consolidation of VIE and other changes in noncontrolling interests					995	995
Dividends declared			(5,177)			(5,177)
At April 25, 2009	51,478	205,945	67,431	(22,559)	4,137	306,432
Comprehensive income
Net income (loss)			32,538		(487)
Unrealized gain on marketable securities arising during the period				2,685
Reclassification adjustment for gain on marketable securities included in net income				(97)
Translation adjustment				(766)	401
Change in fair value of cash flow hedge				146
Net pension amortization and net actuarial loss				340
Total comprehensive income						34,760
Stock issued for stock and employee benefit plans, net of cancellations	292	(9,294)	8,738			(264)
Stock option, restricted stock and performance based stock expense		5,222				5,222
Change in noncontrolling interest					90	90
At April 24, 2010	$51,770	$201,873	$108,707	$(20,251)	$4,141	$346,240

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements. Our fiscal year ends on the last Saturday of April. Fiscal years 2010, 2009 and 2008 included 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of La-Z-Boy Incorporated and its majority-owned subsidiaries (“the Company”). All significant inter-company transactions have been eliminated. Additionally, the consolidated financial statements include the accounts of certain entities in which the company holds a controlling interest based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary.

New accounting standards define a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary that is not attributable, directly or indirectly, to a parent. This standard requires, among other things, that a noncontrolling interest be clearly identified, labeled and presented in the consolidated balance sheet as equity, but separate from the parent’s equity; and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of operations. Effective April 26, 2009, we adopted this standard and applied it retrospectively which affected only presentation and disclosure. As a result, we reclassified noncontrolling interests in the amount of $4.1 million from other long-term liabilities and accumulated other comprehensive loss to equity in the April 25, 2009, Consolidated Balance Sheet. Certain reclassifications to the Consolidated Statement of Operations were made to prior period amounts to conform to the presentation of the current period under this standard. Recorded amounts for prior periods previously presented as Net income (loss), which are now presented as Net income (loss) attributable to La-Z-Boy Incorporated, have not changed as a result of this adoption.

During the third quarter of fiscal 2010, we corrected our historical financial statements related to one of our VIEs. This VIE previously amortized leasehold improvements over a period that exceeded the appropriate useful life in accordance with our accounting policy. The cumulative effect was a $3.3 million reduction to fixed assets and retained earnings as of April 25, 2009, to record the previously unrecognized amortization. The correction resulted in an increase in our net loss for the fiscal years ended April 29, 2006, April 26, 2008, and April 25, 2009, of $0.2 million, $0.4 million and $1.3 million, respectively, as well as a decrease in our net income for the fiscal year ended April 28, 2007, of $0.3 million. We determined that the cumulative impact of this correction was material to our fiscal 2010 year. However, we determined that the corrections were not material, either individually or in the aggregate, to any of our historical fiscal years or interim periods. Consequently, we revised our historical financial statements for the prior periods. Because our analysis concluded that these corrections were immaterial to any prior period, we did not amend our previous filings with the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

The following tables set forth the impact of the immaterial corrections to our consolidated statements of operations for the fiscal years ended April 25, 2009, and April 26, 2008, and our consolidated balance sheet as of April 25, 2009:

	Year Ended 4/25/2009
(Amounts in thousands, except per share data)	4/25/2009 (as previously reported)	Adjustments	4/25/2009 (as adjusted)
Net loss attributable to La-Z-Boy Incorporated	$(121,347)	$(1,325)	$(122,672)
Diluted net loss attributable to La-Z-Boy Incorporated per share	$(2.36)	$(0.03)	$(2.39)

	Year Ended 4/26/2008
(Amounts in thousands, except per share data)	4/26/2008 (as previously reported)	Adjustments	4/26/2008 (as adjusted)
Net loss attributable to La-Z-Boy Incorporated	$(13,537)	$(389)	$(13,926)
Diluted net loss attributable to La-Z-Boy Incorporated per share	$(0.27)	$(0.00)	$(0.27)

	As of 4/25/2009
(Amounts in thousands)	4/25/2009 (as previously reported)	Adjustments	4/25/2009 (as adjusted)
Property, plant and equipment, net	$150,234	$(3,338)	$146,896
Retained earnings	$70,769	$(3,338)	$67,431

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

New Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires that unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be included in the computation of earnings per share pursuant to the two-class method for all periods presented. See Note 20 for more information regarding our earnings per share. We adopted this guidance on April 26, 2009. The adoption of this guidance resulted in a reduction of $0.01 per share for both basic and diluted earnings per share on net income (loss) attributable to La-Z-Boy Incorporated for the year ended April 24, 2010.

In December 2008, the FASB issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets. This guidance expands the disclosures related to postretirement benefit plan assets to include disclosures concerning a company’s investment policies for benefit plan assets and categories of plan assets. This guidance further expands the disclosure requirements to include the fair value of plan assets, including the levels within the fair value hierarchy and any concentrations of risk related to the plan assets. This guidance was effective for and we adopted this guidance for our fiscal 2010 year end. As this guidance only required expanded disclosure, the adoption did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for our fiscal 2011 year end and interim periods within that year. We are currently evaluating the impact this amendment will have on our consolidated financial statements and disclosures.

In June 2009 and December 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities (“VIEs”). The guidance affects all entities currently within the scope of FASB ASC 810, Consolidation, as well as QSPEs that are currently excluded from the scope of FASB ASC 810, Consolidation. Accordingly, we will need to reconsider our previous FASB ASC 810, Consolidation, conclusions, including (1) whether we are the VIE’s primary beneficiary, and (2) what type of financial statement disclosures are required. This amendment is effective for our fiscal 2011 year end and interim periods within that year. We believe that this amendment will result in one of our current VIEs, with assets of $11.9 million as of April 24, 2010, and sales of $20.4 million in fiscal 2010, being de-consolidated during the first quarter of fiscal 2011.

In July 2009, the FASB issued the Accounting Standards Codification (“Codification”), which became the single source of authoritative generally accepted accounting principles (GAAP) in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission (SEC). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and instead establishes two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. All references to authoritative accounting literature in our financial statements beginning in the second quarter of fiscal 2010 were referenced in accordance with the Codification. There were no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

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

In October 2009, the FASB issued amendments to the criteria for separating consideration in multiple-deliverable arrangements. These amendments will establish a selling price hierarchy for determining the selling price of a deliverable. The amendments will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. These amendments will also expand disclosures related to vendor’s multiple-deliverable revenue arrangements. These amendments will be effective for our fiscal 2012 year end. We are currently evaluating the impact these amendments will have on our consolidated financial statements and disclosures.

In January 2010, the FASB issued amendments to the accounting and reporting for decreases in ownership of a subsidiary. This amendment provides guidance in regards to how an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This amendment also requires expanded disclosures about the deconsolidation of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

subsidiary. This amendment was effective for and we adopted this amendment in our third quarter of fiscal 2010. This amendment did not have a material impact on our consolidated financial statements and disclosures.

In January 2010, the FASB issued amendments to the disclosure requirements for fair value measurements. This amendment requires new disclosures in regards to transfers in and out of Levels 1 and 2 of the fair value hierarchy and disclosures regarding purchases, sales, issuances and settlements within Level 3 of the hierarchy. Additionally, this amendment clarifies existing fair value disclosure requirements by requiring entities to provide fair value measurement disclosures for each class of assets and liabilities, as well as the inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. This amendment will be effective for our first quarter of fiscal 2011. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 64% and 68% of our inventories at April 24, 2010, and April 25, 2009, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis. The FIFO method of accounting is mainly used for our Retail Group’s inventory and our smaller Upholstery Group companies. We record a profit elimination entry against our Retail Group’s inventory that reduces the inventory to net realizable value in consolidation.

Property, Plant and Equipment

Items capitalized, including significant betterments to existing facilities, are recorded at cost. Computer software costs are capitalized based on total costs and are depreciated over three to ten years. All maintenance and repair costs are expensed when incurred. Depreciation is computed using principally straight-line methods over the estimated useful lives of the assets.

Disposal and Impairment of Long-Lived Assets

Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as an operating line item in selling, general and administrative expenses. We review the carrying value of our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Trade Names

We test indefinite lived intangibles for impairment on an annual basis as of the end of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 5 for additional information on our trade names.

Investments

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and is not adjusted for subsequent recoveries in fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

Life Insurance

Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other long-term assets on our balance sheet. The change in cash surrender or contract value is recorded as income or expense during each period.

Revenue Recognition and Related Allowances

During the first quarter of fiscal 2009, our largest division revised certain shipping agreements with third-party carriers such that risk of loss transfers to our customers upon shipment rather than upon delivery. For the remainder of the company, shipping terms using third-party carriers are FOB shipping point. Accordingly, substantially all of our shipments with third-party carriers are recognized upon shipment of the product. In all cases, for product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provisions are made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We import certain products from foreign ports, which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Incentives offered to customers include cash discounts, advertising agreements and other sales incentive programs. Cash discounts and other sales incentives are recorded as a reduction of revenues when the revenue is recognized. Our advertising agreements give customers advertising allowances based on revenues and are recorded when the revenue is recognized as a reduction to revenue.

Trade accounts receivable arise from the sale of products on trade credit terms. On a quarterly basis, our management team reviews all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write off. It is our policy to write off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, for those dealers that are significantly past due, we review their sales orders and ship product when collectability of the incremental sale is reasonably assured.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts and notes receivable balances. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Cost of Sales

Our cost of sales consists primarily of the cost to manufacture or purchase our merchandise, inspection costs, internal transfer costs, in-bound freight costs, outbound shipping costs, as well as warehousing costs, occupancy costs and depreciation expense related to our manufacturing facilities and equipment.

Selling, General and Administrative Expenses

SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses are primarily comprised of commissions, advertising, warranty, bad debt expense and compensation and benefits of employees performing various sales functions. Additionally, the occupancy costs of our retail facilities and the warehousing costs of our regional distribution centers are included in SG&A. Other general and administrative expenses included in SG&A are comprised primarily of compensation and benefit costs for administration employees and other administrative costs.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $7.9 million, $9.5 million and $9.5 million for the fiscal years ended April 24, 2010, April 25, 2009, and April 26, 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period incurred. A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about 33% of the cost of the program. Because of this shared cost arrangement, the advertising expense was reported as a component of SG&A and was partially offset by the reimbursement of the dealers’ portion of the cost which was reported as a component of sales. Advertising expenses were $45.1 million, $54.4 million and $63.4 million for the fiscal years ended April 24, 2010, April 25, 2009, and April 26, 2008, respectively.

Operating Leases

We record expense on a straight-line basis for minimum lease payments starting with the beginning of the lease term based on the date that we have the right to control the leased property. Additionally, any lease payments that depend on an existing index or rate are initially included in our minimum lease payments. Our minimum lease payments incorporate provisions for capital improvements and step rent provisions or rent escalations.

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

In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We consider historical and projected future operating results, the eligible carry-forward period, tax law changes, tax planning opportunities and other relevant considerations when making judgments about realizing the value of our deferred tax assets.

Foreign Currency Translation

The functional currency of our Mexico subsidiaries is the U.S. dollar. Gains and losses associated with translating our Mexico subsidiary’s assets and liabilities are recorded in other income/(expense) in our Consolidated Statement of Operations. The functional currency of each of our other foreign subsidiaries is the respective local currency. Assets and liabilities of those subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period. Resulting cumulative translation adjustments of $4.3 million at April 24, 2010, and $5.1 million at April 25, 2009 are recorded as a component of shareholders’ equity in other comprehensive income. When the foreign subsidiary has substantially ended operations, the remaining translation adjustments are recognized in other income/(expense) in our Consolidated Statement of Operations.

Financial Instruments and Hedging

We have a derivative instrument consisting of an interest rate swap agreement that is used to fix the interest rate on a portion of the variable interest rate borrowings on our revolving credit facility. This agreement is designated and accounted for as a cash flow hedge. The effect of marking this contract to fair value is recorded as a component of shareholders’ equity in other comprehensive income. The interest rate swap agreement expires in May 2011. Refer to Note 22 of the consolidated financial statements for detailed information regarding our interest rate swap agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies  – (continued)

Accounting for Stock-Based Compensation

We estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statement of Operations using a straight-line single-option method. We account for deferred stock units as liability-based awards. The liability is initially measured and recognized based on the market price of our common stock on the grant date. The liability is re-measured and adjusted at the end of each reporting period until paid.

Reclassifications

Certain prior year information has been reclassified to be comparable to the current year presentation.

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, severity factors and other assumptions. Our workers’ compensation is an undiscounted liability. We have various excess loss coverages for auto, product liability and workers’ compensation. Our deductibles generally do not exceed $1.0 million.

Discontinued Operations

We classify a business component that has been disposed of or has been approved to be disposed of as a discontinued operation. The results of operations of our discontinued operations, including any gains or losses on disposition, are aggregated and presented on one line in the income statement. Accounting standards require the reclassification of amounts presented for prior years as discontinued operations.

Note 2: Restricted Cash

At April 24, 2010, we had no restricted cash, compared to $18.7 million at April 25, 2009, related to our wholly-owned insurance company. Prior to April 25, 2009, restricted cash was primarily used to support our liability for workers’ compensation claims and premiums. In the first quarter of fiscal 2010 La-Z-Boy Incorporated assumed the obligations related to our workers’ compensation and obtained regulatory approval to transfer substantially all of the assets from our wholly-owned insurance company to La-Z-Boy Incorporated. During the third quarter of fiscal 2010, the liability for the remaining insurance policy of our wholly-owned insurance company was transferred to La-Z-Boy Incorporated. As a result of these changes, restrictions on our cash were eliminated.

Note 3: Inventories

(Amounts in thousands)	4/24/2010	4/25/2009
Raw materials	$60,913	$53,498
Work in process	11,018	11,281
Finished goods	86,963	101,147
FIFO inventories	158,894	165,926
Excess of FIFO over LIFO	(24,707)	(25,748)
Total inventories	$134,187	$140,178

During fiscal 2010, inventory quantities in total were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs in prior years as compared to the cost of fiscal 2010 purchases, the effect of which decreased cost of goods sold by approximately $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/24/2010	4/25/2009
Buildings and building fixtures	3 – 40 years	$169,307	$164,394
Machinery and equipment	3 – 30 years	143,553	142,735
Information systems	3 – 10 years	42,250	44,399
Land and land improvements	3 – 40 years	24,593	23,689
Transportation equipment	3 – 10 years	17,695	16,220
Other	3 – 20 years	24,002	23,658
Construction in progress		4,726	2,506
		426,126	417,601
Accumulated depreciation		(287,269)	(270,705)
Net property, plant and equipment		$138,857	$146,896

Depreciation expense for the fiscal years ended April 24, 2010, April 25, 2009, and April 26, 2008, was $22.6 million, $23.6 million and $25.2 million, respectively.

Note 5: Trade Names and Goodwill

Trade names and goodwill are tested at least annually for impairment by comparing their fair value to their carrying values. The fair value for each trade name is established based upon management’s estimates using a royalty savings approach which is based on the principle that, if the business did not own the asset, it would have to license it in order to earn the returns that it is earning. The fair value was calculated based on the present value of the royalty stream that the business was saving by owning the asset. Additionally, goodwill is tested for impairment by comparing the fair value of our operating units to their carrying values. The fair value for each operating unit is established based upon the discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to measure the impairment.

Solely for purposes of establishing inputs for the fair value calculations described above related to goodwill impairment testing, in the third quarter of fiscal 2009 we used a 16% discount rate to calculate the fair value of our reporting units, which is higher than the 11% discount rate we used in our previous calculations given the continued declining market conditions. The increase in our discount rate was primarily due to deteriorating market conditions during the third quarter of fiscal 2009 when our business was impacted by significant declines in consumer demand. At that time our average market capitalization was below the book value of the company. Accordingly, we reviewed the valuations of the goodwill for our Upholstery and Retail Groups, in advance of our normal fourth quarter testing and we recorded an impairment charge of $40.4 million in the third quarter of fiscal 2009.

In the fourth quarter of fiscal 2009 we deconsolidated an independent dealer that was previously consolidated as a VIE. As a result of this VIE no longer being consolidated, $5.1 million in goodwill was removed from our balance sheet.

In the third quarter of fiscal 2009, we completed a valuation of the tax reserves relating to the acquisitions of the operating units in the Casegoods Group, and a reduction of the tax reserves was required. This reduction was recorded as a reduction in trade names and totaled $0.4 million. Additionally, as a result of the decline in consumer confidence and challenging economic environment, we reviewed the valuations of our trade names. It was determined that the carrying value of trade names exceeded their fair value and an impairment loss of $5.5 million was recorded as a component of operating income.

During the second quarter of fiscal 2009, we reorganized our Toronto, Ontario, market which we consolidated as a VIE. As a result, we recorded an impairment charge of $0.4 million which represented the entire goodwill amount of this market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5: Trade Names and Goodwill  – (continued)

During fiscal 2009, we closed the operations of our La-Z-Boy U.K. subsidiary. As a result, we recorded an impairment charge of $1.3 million, during the first quarter of fiscal 2009, which represented the entire goodwill amount of this operating unit.

As of April 25, 2009, we had no goodwill remaining.

We completed our normal annual assessment of trade names in the fourth quarter of fiscal 2010, and concluded that the fair values of our remaining trade names were greater than their carrying values and as such, no impairment charges were necessary.

The following table summarizes the changes to goodwill and trade names during fiscal 2010 and fiscal 2009:

Fiscal 2010 (Amounts in thousands)	Balance as of 4/25/2009	Acquisitions, Dispositions and Other	Intangible Write-Down	Balance as of 4/24/2010
Trade names
Casegoods Group	$3,100	$—	$—	$3,100

Fiscal 2009 (Amounts in thousands)	Balance as of 4/26/2008	Acquisitions, Dispositions and Other	Intangible Write-Down	Balance as of 4/25/2009
Goodwill
Upholstery Group	$19,632	$—	$(19,632)	$—
Retail Group	22,096	—	(22,096)	—
Corporate and Other*	5,505	(5,505)	—	—
Consolidated	$47,233	$(5,505)	$(41,728)	$—
Trade names
Casegoods Group	$9,006	$(365)	$(5,541)	$3,100

*	Corporate and Other includes goodwill from our VIEs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6: Investments

Included in other long-term assets were investments of $11.0 million at April 24, 2010, of available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans. At April 25, 2009, included in other long-term assets were investments of $10.8 million of available-for-sale securities to fund future obligations of one of our non-qualified retirement plans and our captive insurance company. All unrealized gains or losses which have not been recognized as other-than-temporary losses were included in accumulated other comprehensive loss within Shareholders’ Equity. The net unrealized gain was $2.8 million at April 24, 2010, compared to a net unrealized gain of $0.4 million at April 25, 2009. In fiscal 2009 we recognized $5.1 million of losses, recorded in other income (expense), net, related to other-than-temporary impairments.

The following is a summary of available-for-sale securities at April 24, 2010, and April 25, 2009:

Fiscal 2010 (Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,681	$(8)	$7,960
Fixed income	92	(7)	2,877
Other	—	—	142
Total securities	$2,773	$(15)	$10,979

Fiscal 2009 (Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$419	$(153)	$6,152
Fixed income	132	(44)	4,069
Other	—	—	575
Total securities	$551	$(197)	$10,796

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Proceeds from sales	$6,811	$29,986	$35,580
Gross realized gains	285	1,468	4,078
Gross realized losses	(184)	(1,540)	(213)

The fair value of fixed income available-for-sale securities by contractual maturity was $0.1 million within one year, $1.2 million within two to five years, $1.0 million within six to ten years and $0.6 million thereafter.

Note 7: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/24/2010	4/25/2009
Payroll and other compensation	$42,978	$32,632
Accrued product warranty, current portion	8,564	9,179
Customer deposits	11,912	9,277
Other current liabilities	28,042	24,645
Accrued expenses and other current liabilities	$91,496	$75,733

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Debt

(Amounts in thousands)	4/24/2010	4/25/2009
Revolving credit facility	$30,000	$35,000
Industrial revenue bonds	11,486	16,841
Other debt	5,761	8,456
Capital leases	736	575
Total debt	47,983	60,872
Less: current portion	(1,066)	(8,724)
Long-term debt	$46,917	$52,148

Our revolving credit facility is backed primarily by all of our accounts receivable, inventory, cash deposit and securities accounts, and substantially all patents and trademarks, including the La-Z-Boy brand name. Availability under our revolving credit facility fluctuates based on a borrowing base calculation consisting of eligible accounts receivable and inventory. This revolving credit facility includes affirmative and negative covenants, and certain restrictions, including a fixed charge coverage ratio that would become effective if our excess availability under the revolving credit facility falls below $30 million. Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our revolving credit facility and our outstanding borrowings on our revolving credit facility. As of April 24, 2010 our excess availability was $90.6 million. We do not expect to fall below the required excess availability thresholds in the next twelve months. As of April 24, 2010, we would have been in compliance with our 1.05 to 1.00 fixed charge coverage ratio requirement had it been in effect.

For our revolving credit facility, we are able to select interest rates based on LIBOR or the prime rate. Our LIBOR spread fluctuates between 1.75% and 2.25% based on liquidity. During fiscal 2010 this spread was 2.0% for the first quarter and 1.75% for the remaining three quarters. Our prime rate spread fluctuates between 0.0% and 0.5% based on liquidity. During fiscal 2010 this spread was 0.0%. At April 24, 2010 our borrowing rates ranged from 2.0% to 3.25%.

Our revolving credit facility contains customary events of default, including nonpayment of principal when due, nonpayment of interest after a stated grace period; inaccuracy of representations and warranties; violations of covenants; certain acts of bankruptcy and liquidation; defaults of certain material contracts; certain ERISA-related events; certain material environmental claims; and a change in control (as defined in our credit agreement). In the event of a default under our credit agreement, the lenders may terminate the commitments made under our credit agreement, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all rights and interests. In addition, following an event of default, the lenders could exercise remedies with respect to the collateral including foreclosure and other remedies available to secured creditors.

Industrial revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds. Interest for these bonds is at a variable rate and at April 24, 2010, was approximately 0.4%. Maturities range from June 2010 to June 2023.

Other debt includes foreign and domestic debt as well as $1.9 million of VIE debt. Maturities range from fiscal 2011 to fiscal 2025 with interest rates ranging from 3.0% to 8.9%.

Fair value of our debt approximates the carrying value.

Capital leases consist primarily of long-term commitments for the purchase of IT equipment and transportation equipment and have maturities ranging from fiscal 2011 to fiscal 2013. Interest rates range from 7.7% to 8.6%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Debt  – (continued)

Maturities of long-term debt, subsequent to April 24, 2010, are $1.1 million in fiscal 2011, $5.4 million in fiscal 2012, $32.5 million in fiscal 2013, $0.4 million in fiscal 2014, $7.5 million in fiscal 2015 and $1.1 million thereafter.

Cash paid for interest during fiscal years 2010, 2009 and 2008 was $2.6 million, $4.6 million and $15.4 million, respectively.

Note 9: Operating Leases

We have operating leases for manufacturing facilities, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation and information technology equipment. The operating leases expire at various dates through fiscal 2027. Certain transportation leases contain a provision for the payment of contingent rentals based on mileage in excess of stipulated amounts. We have certain retail facilities which we sublease to outside parties.

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2011	$43,676	$642
2012	40,106	695
2013	35,531	611
2014	32,640	300
2015	31,402	306
2016 and beyond	154,230	2,548
Total	$337,585	$5,102

Rental expense, rental income and contingent rentals for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Rental expense	$53,023	$52,030	$52,240
Rental income	492	1,331	1,547
Contingent rents	—	—	12

Note 10: Retirement and Welfare

Eligible salaried employees are covered under a trusteed profit sharing retirement plan. Discretionary cash contributions to a trust are made annually based on profits. We did not make any contributions during fiscal 2010 or fiscal 2009. We also maintain an Executive Qualified Deferred Compensation plan for eligible highly compensated employees. An element of this plan is the Supplemental Executive Retirement Plan (“SERP”), which allows contributions for eligible highly compensated employees. As of April 24, 2010, and April 25, 2009, we had $7.6 million and $8.2 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts at April 24, 2010, and April 25, 2009, with cash surrender values of $7.5 million and $7.6 million, respectively, included in other long-term assets related to this plan.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in our liabilities were plan obligations of $14.7 million and $13.0 million at April 24, 2010, and April 25, 2009, respectively. During fiscal 2010, the interest cost recognized for this plan was $0.9 million, the actuarial loss recognized in Accumulated Other Comprehensive Income (Loss) was $1.8 million and the benefit payments during the year were $1.0 million. Benefit payments are expected to be approximately $1.1 million annually for the next eleven years. During fiscal 2009, the interest cost recognized for this plan was $0.8 million, the actuarial gain recognized in Accumulated Other Comprehensive Income (Loss) was $0.5 million and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Retirement and Welfare  – (continued)

benefit payments during the year were $1.0 million. This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of the plan in a Rabbi trust. We are not required to make any contributions to the defined benefit plan in fiscal year 2011; however, we have the discretion to make contributions.

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. We suspended the matching contributions portion of these plans in the third quarter of fiscal 2009. This portion of the plan was re-instated during the third quarter of fiscal 2010.

We also maintain a defined benefit pension plan for eligible factory hourly employees at some operating units. This plan has been frozen for new participants since January 1, 2001, but active participants still earn service cost. The measurement dates for the pension plan assets and benefit obligations were April 24, 2010, April 25, 2009, and April 26, 2008, in the years presented.

During fiscal 2010, we recognized $2.2 million principally for pension amortization in Accumulated Other Comprehensive Income (Loss) decreasing net actuarial losses in Accumulated Other Comprehensive Income to $28.3 million pre-tax ($25.3 million after tax). During fiscal 2009, we recognized $22.5 million for net actuarial losses in Other Comprehensive Income (Loss) increasing net actuarial losses in Accumulated Other Comprehensive Income to $30.5 million pre-tax ($27.4 million after tax). In fiscal 2011, we expect to amortize $1.8 million of unrecognized actuarial losses as a component of pension expense.

The net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Service cost	$1,043	$1,314	$1,764
Interest cost	5,600	5,436	5,382
Expected return on plan assets	(4,825)	(6,915)	(7,354)
Net amortization and deferral	2,109	—	—
Net periodic pension cost	3,927	(165)	(208)
Profit sharing/SERP*	276	765	2,197
401(k)*	831	3,004	5,145
Other*	64	82	97
Total retirement costs	$5,098	$3,686	$7,231

*	Not determined by an actuary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Retirement and Welfare  – (continued)

The funded status of the defined benefit pension plan was as follows:

(Amounts in thousands)	4/24/2010	4/25/2009
Change in benefit obligation
Benefit obligation at beginning of year	$79,785	$83,475
Service cost	1,043	1,314
Interest cost	5,600	5,436
Actuarial (gain)/loss	14,237	(5,390)
Benefits paid	(4,698)	(5,050)
Benefit obligation at end of year	95,967	79,785
Change in plan assets
Fair value of plan assets at beginning of year	62,816	88,843
Actual return on plan assets	19,422	(20,977)
Other expenses	(308)	—
Benefits paid	(4,698)	(5,050)
Fair value of plan assets at end of year	77,232	62,816
Funded status	$(18,735)	$(16,969)

Amounts recognized in the Consolidated Balance Sheet consist of:

(Amounts in thousands)	4/24/2010	4/25/2009
Other long-term liabilities	$(18,735)	$(16,969)

The actuarial assumptions were as follows (for the fiscal years ended):

	4/24/2010	4/25/2009	4/26/2008
Discount rate used to determine benefit obligations	5.9%	7.2%	6.6%
Discount rate used to determine net benefit cost	7.2%	6.6%	6.1%
Long-term rate of return	8.0%	8.0%	8.0%

The discount rate is calculated by matching a pool of high quality bond payments to the plan’s expected future benefit payments. The long-term rate of return was determined based on the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans. This is based on our goal of earning the highest rate of return while maintaining acceptable levels of risk. We strive to have assets within the plan that are diversified so that unexpected or adverse results from one asset class will not have a significant negative impact on the entire portfolio. This basis is consistent with prior years.

The strategic asset allocation targets are 65% equities and 35% fixed income within a range of 5% of the target. Subsequent to April 24, 2010, our asset allocation was rebalanced in order to be within our target ranges. The weighted average asset allocations at year end were as follows:

	4/24/2010	4/25/2009
Equity securities	70%	64%
Fixed income	28%	33%
Cash and equivalents	2%	3%
Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Retirement and Welfare  – (continued)

The long-term stated investment objective of our defined benefit pension plan includes the following objectives:

•	maximize the investment return with the least amount of risk through a combination of capital appreciation and income;
•	diversify the portfolio among various asset classes with the goal of reducing volatility of return and reducing principal risk; and
•	maintain liquidity sufficient to meet our defined benefit pension plan obligations.

Although it is the intent to, achieve a long-term above-average return, that intent does not include taking extraordinary risks or engaging in investment practices not commonly considered prudent.

Risks of investing are managed through our asset allocation and diversification. We monitor and re-assess all investments on a quarterly basis. In order to control risk through portfolio diversification, we have placed portfolio market limits, which were discussed above as being within 5% of our target allocations. Investments are rebalanced on a quarterly basis or more frequently as needed. The overall expected long-term rate of return is determined by using long-term historical returns for equity and debt securities in proportion to their weight in the investment portfolio.

The following table presents the fair value of the assets in our defined benefit pension plan at April 24, 2010.

(Amounts in thousands)	Level 1	Level 2	Level 3
Cash and equivalents	$380	$1,086	$—
Equity funds	41,867	11,942	—
Debt funds	—	21,957	—
Total	$42,247	$34,985	$—

Level 1 retirement plan assets include U.S. currency held by a designated trustee and equity funds of common and preferred securities issued by U.S. and non-U.S. corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Level 2 retirement plan assets include cash and equivalents of commingled funds. Such investments are generally valued using observable market data. Equity funds categorized as Level 2 include common trust funds which are comprised of shares or units in open ended funds with active issuances and redemptions. The value of these funds is determined based on the net asset value of the funds, the underlying assets of which are publicly traded on exchanges. Price quotes for the assets held by these funds are readily available. Debt funds categorized as Level 2 consist of corporate fixed income securities issued by U.S. and non-U.S. corporations and fixed income securities issued directly by the U.S. Treasury or by government-sponsored enterprises which are valued using a bid evaluation process with bid data provided by independent pricing sources.

Our funding policy is to contribute to our defined benefit pension plan amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we determine to be appropriate. We expect to contribute approximately $2.5 million to our defined benefit pension plan during fiscal 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Retirement and Welfare  – (continued)

The expected benefit payments by our pension plan for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2011	$5,304
2012	4,763
2013	4,894
2014	5,050
2015	5,213
2016 to 2021	35,639
$60,863

Note 11: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to notes and leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company. The guarantees are generally for real estate leases and have remaining terms of one to three years. These guarantees enhance the credit of these dealers.

We would be required to perform under these agreements only if the dealer were to default on the lease or note. The maximum amount of potential future payments under these guarantees was $2.1 million as of April 24, 2010, compared to $3.1 million as of April 25, 2009.

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

During fiscal 2010, our warranty liability remained flat compared with fiscal 2009 in a period of declining sales due to changes in our claims experience indicating that the span in which we receive warranty requests is lengthening. While the volume of claims has decreased in the past year resulting in a decrease in material costs, this decrease has been partially offset by higher shipping costs as we have modified how we ship parts to our customers in order to increase customer satisfaction. In addition, the closure of our Tremonton, Utah plant and service center now requires us to ship warranty items across the country from other plants.

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/24/2010	4/25/2009
Balance as of the beginning of the year	$14,394	$14,334
Accruals and other adjustments during the year	14,222	15,640
Settlements during the period	(13,843)	(15,580)
Balance as of the end of the period	$14,773	$14,394

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 13: Stock-Based Compensation

In fiscal 2005, our shareholders approved a long-term equity award plan. This plan allows for awards in the form of performance awards, restricted shares and non-qualified stock options. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 5.0 million. Under this plan, 0.8 million shares remain available to be granted.

The long-term equity award plan provide grants to certain employees to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of five years. Granted options outstanding under the former employee incentive stock option plan remain in effect and have a term of five or ten years.

Stock option expense recognized in Selling, General and Administrative expense for the years ended April 24, 2010 and April 25, 2009 was $2.4 million and $1.2 million, respectively. We received $1.0 million in cash during fiscal 2010 for exercises of stock options. There were no exercises of stock options in fiscal 2009.

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at April 25, 2009	2,431	$15.48	2.5
Granted	1,360	4.37
Exercised	(79)	13.01
Expired	(603)	17.21
Canceled	(61)	8.43
Outstanding at April 24, 2010	3,048	10.41	2.8
Exercisable at April 24, 2010	1,363	$15.87	1.7

As of April 24, 2010, there was $2.4 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 1.5 years. During the year ended April 24, 2010, 0.4 million shares vested.

The fair value of each option grant was estimated using a Black-Scholes option-pricing model. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Turnover rate was estimated at the date of grant based on historical experience. There were no stock options granted during fiscal 2009. The fair value of employee stock options granted during the first quarter of fiscal 2010 and fiscal 2008 were calculated using the following assumptions:

	4/24/2010	4/26/2008
Risk-free interest rate	1.5%	5.0%
Dividend rate	—	3.8%
Expected life in years	4.0	4.0
Stock price volatility	80.7%	35.0%
Turnover rate	3.0%	2.5%
Fair value per share	$2.59	$2.88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Stock-Based Compensation  – (continued)

Under the long-term equity award plan, the Compensation Committee of the Board of Directors is also authorized to award restricted common shares to certain employees. The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account for a period of three to five years. In the event of an employee’s termination during the escrow period, the shares are returned to the company at no cost to the company. Restricted stock issued is recorded based on the market value of our common shares on the date of the award and the related compensation expense is recognized over the vesting period. Expense relating to the restricted shares recorded in Selling, General and Administrative expense was $1.9 million during fiscal 2010 and fiscal 2009. The unrecognized compensation cost at April 24, 2010, was $2.8 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.7 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 24, 2010:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 25, 2009	717	$9.47
Granted	477	4.61
Vested	(100)	14.11
Canceled	(55)	7.76
Non-vested at April 24, 2010	1,039	$6.88

In addition to options and restricted shares, under the long-term equity award plan, the Compensation Committee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The shares are offered at no cost to the employees. In the event of an employee’s termination during the vesting period, the potential right to earn shares under this program is generally forfeited. The cost of performance-based awards is expensed over the vesting period. Expense of $0.9 million and $0.7 million was recognized during fiscal 2010 and 2009, respectively, for the performance period ended April 26, 2008. There were 0.2 million shares issued for this award by the company on April 24, 2010. No shares were issued during fiscal 2009.

Awards under our deferred stock unit plan for non-employee directors are accounted for as liability-based awards; the compensation expense is initially measured and recognized based on the market price of our common stock on the grant date. The liability is re-measured and adjusted at the end of each reporting period until paid. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 24, 2010, we had 0.2 million deferred stock units outstanding, of which 0.1 million were granted in both fiscal 2010 and fiscal 2009. Expense relating to the deferred stock units recorded in Selling, General and Administrative expense was $2.4 million and $0.2 million during fiscal 2010 and fiscal 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14: Total Comprehensive Income/(Loss)

The components of total comprehensive income (loss) are as follows:

(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Net income (loss)	$32,051	$(122,420)	$(13,649)
Other comprehensive income (loss):
Currency translation adjustment	(365)	(175)	(117)
Change in fair value of cash flow hedge	146	(723)	—
Net unrealized gains (losses) on marketable securities arising during the period	2,588	848	(2,642)
Net pension amortization and net actuarial gain (loss)	340	(21,974)	532
Total other comprehensive income (loss)	2,709	(22,024)	(2,227)
Total comprehensive income (loss) before allocation to noncontrolling interest	34,760	(144,444)	(15,876)
Comprehensive income attributable to noncontrolling interest	86	156	(369)
Comprehensive income (loss) attributable to La-Z-Boy Incorporated	$34,846	$(144,288)	$(16,245)

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

Upholstery Group.  The operating units in the Upholstery Group are La-Z-Boy, England and Bauhaus. This group primarily manufactures and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.

Casegoods Group.  The operating units in the Casegoods Group consist of two groups, one including American Drew, Lea, and Hammary, the second being Kincaid. This group primarily sells manufactured or imported wood furniture to furniture retailers. Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group.  The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores in eight primary markets. The Retail Group sells upholstered furniture to end consumers, as well as casegoods and other accessories.

Our largest customer represents less than 4.0% of each of our segments’ sales.

The accounting policies of the operating segments are the same as those described in Note 1. Segment operating income is based on profit or loss from operations before interest expense, other income (expense) and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, and trade names. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets. Substantially all of our long-lived assets were located within the U.S. Sales are attributed to countries on the basis of the customer’s location.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Segment Information  – (continued)

(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Sales
Upholstery Group	$904,871	$899,204	$1,084,418
Casegoods Group	146,706	178,000	213,896
Retail Group	153,620	160,838	190,180
VIEs	53,173	50,856	51,934
Corporate and Other	4,583	4,775	1,108
Eliminations	(83,741)	(66,999)	(90,595)
Consolidated Sales	$1,179,212	$1,226,674	$1,450,941
Operating Income (Loss)
Upholstery Group	$96,392	$35,947	$70,661
Casegoods Group	(243)	554	10,151
Retail Group	(19,825)	(34,841)	(40,265)
VIEs	104	(5,771)	(3,839)
Corporate and Other	(31,051)	(22,606)	(37,265)
Restructuring	(3,434)	(12,460)	(8,135)
Write-down of long-lived assets	—	(7,503)	—
Write-down of trade names	—	(5,541)	—
Write-down of goodwill	—	(42,136)	(8,426)
Consolidated Operating Income (Loss)	$41,943	$(94,357)	$(17,118)
Depreciation and Amortization
Upholstery Group	$13,817	$12,062	$13,211
Casegoods Group	1,770	2,042	2,370
Retail Group	3,308	4,704	4,910
VIEs	2,078	1,688	1,609
Corporate and Other	4,273	3,646	3,223
Consolidated Depreciation and Amortization	$25,246	$24,142	$25,323
Capital Expenditures
Upholstery Group	$7,088	$11,866	$10,245
Casegoods Group	1,468	170	392
Retail Group	106	1,922	5,910
VIEs	692	200	2,125
Corporate and Other	1,632	1,467	8,714
Consolidated Capital Expenditures	$10,986	$15,625	$27,386
Assets
Upholstery Group	$344,776	$303,898	$428,177
Casegoods Group	73,393	92,487	107,338
Retail Group	50,984	54,380	107,835
VIEs	26,961	26,014	26,152
Unallocated Assets	112,704	72,428	97,355
Consolidated Assets	$608,818	$549,207	$766,857
Sales by Country
United States	88%	88%	89%
Canada	9%	9%	8%
Other	3%	3%	3%
Total	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15: Segment Information  – (continued)

During fiscal 2009, the reporting of the warehouse operations was changed to the Upholstery Group from the Retail Group. Since the warehouse operations were expanded to incorporate the warehousing, staging and delivery of independent La-Z-Boy Furniture Galleries® dealers’ products as well as for our Retail Group, the reporting of those warehouses was more appropriately included in our La-Z-Boy wholesale operating unit which is part of our Upholstery Group. As a result of this change, sales and operating profit that were previously recorded within our Upholstery Group for product sold to our Retail Group and still in inventory were reversed. A one-time adjustment was recorded in fiscal 2009 that reduced inter-company sales for the Upholstery Group by $12.1 million and reduced inter-company profit by $3.3 million in fiscal 2009. A corresponding offset was recorded in our Elimination sales line and our Corporate and Other operating loss line, relating to the one-time adjustment, during fiscal 2009. The adjustments did not affect our consolidated sales or operating results.

Note 16: Restructuring

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

In the fourth quarter of fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert another facility into a distribution center. The consolidation of these plants occurred in the first quarter of fiscal 2010. The conversion of the distribution center was completed at the end of fiscal 2010. In connection with these activities, we incurred $3.0 million in restructuring charges since the inception of this plan for severance and benefits, write-down of fixed assets and other restructuring charges. In fiscal 2010 we recorded pre-tax restructuring charges of $2.8 million, covering severance and benefits and other restructuring costs in connection with this plan. We do not expect to incur any additional charges related to this restructuring plan. During fiscal 2009, the plan resulted in restructuring charges of $0.2 million, covering severance and benefits and the write-down of fixed assets. These changes are expected to result in annual cost savings of approximately $5.0 million based on current volume, with some savings recognized in fiscal 2010.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and transfer production from our Tremonton, Utah, plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities. Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities. At the end of fiscal 2010, we had about 1,260 employees at our Mexican facility. We have transferred almost 90% of our domestic fabric cutting and sewing operations to our Mexican facility. In connection with these activities, we have recorded $9.6 million in restructuring charges, net of reductions in our liability since the inception of this plan for severance and benefits, write-down of certain fixed assets, and other restructuring costs. We expect to incur additional pre-tax restructuring charges of $0.3 million during fiscal 2011. During fiscal 2010, we had a net reduction of estimated restructuring liabilities of $0.7 million, covering severance and benefits under this plan. The reductions in our liability for restructuring charges relate to a decrease in our estimated healthcare costs for this plan. During fiscal 2009, the plan resulted in restructuring charges of $7.7 million, covering severance and benefits ($3.1 million) and other restructuring costs ($4.6 million). Other restructuring costs include transportation, freight surcharges and other transition costs as we moved production to other plants. These changes are expected to result in annual cost savings of approximately $20 million, once fully completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Restructuring  – (continued)

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In fiscal 2010, we had restructuring charges of $1.3 million related to contract terminations. During fiscal 2009, we had restructuring charges of $1.6 million related to contract terminations. We expect to incur approximately $0.7 million of additional charges in fiscal 2011.

Additionally, during fiscal 2009, we committed to restructuring plans to close a plant in Sherman, Mississippi, related to our Bauhaus operations, to reduce our company-wide employment to be more in line with our sales volume, and to close the operations of our La-Z-Boy U.K. subsidiary. The closure of the plant in Sherman, Mississippi, was completed in the fourth quarter of fiscal 2009. The closure of our La-Z-Boy U.K. subsidiary occurred in the second quarter of fiscal 2009. In connection with these plans, we recorded pre-tax restructuring charges of $3.5 million in fiscal 2009, covering severance and benefits ($1.2 million), the write-down of inventory ($1.2 million) and the write-down of fixed assets and other restructuring charges ($1.1 million). We do not expect to incur any additional charges related to these restructuring plans.

During fiscal 2009 we had reductions in our liability of $0.5 million relating to our restructuring plans in fiscal 2007. The reductions in our liability for restructuring charges relate to a decrease in our estimated healthcare costs for this plan.

As of April 24, 2010, we had a remaining restructuring liability of $0.8 million which is expected to be settled in fiscal 2011.

For the current fiscal year, restructuring liabilities along with charges to expense, cash payments or asset write-downs for all of our restructuring actions were as follows:

	Fiscal 2010
(Amounts in thousands)	4/25/09 Balance	Charges to Expense *	Cash Payments or Asset Write-Offs	4/24/10 Balance
Severance and benefit-related costs	$2,022	$(189)	$(1,341)	$492
Contract termination costs	530	1,293	(1,531)	292
Other	—	2,330	(2,330)	—
Total restructuring	$2,552	$3,434	$(5,202)	$784

*	Charges to expense include $0.2 million of non-cash charges for contract termination costs.

	Fiscal 2009
(Amounts in thousands)	4/26/08 Balance	Charges to Expense **	Cash Payments or Asset Write-Offs	4/25/09 Balance
Severance and benefit-related costs	$2,842	$4,149	$(4,969)	$2,022
Fixed asset write-downs, net of gains	—	512	(512)	—
Contract termination costs	939	1,528	(1,937)	530
Other	—	6,271	(6,271)	—
Total restructuring	$3,781	$12,460	$(13,689)	$2,552

**	Charges to expense include $1.8 million of non-cash charges for contract termination costs, fixed asset and inventory write-downs. Inventory write-downs of $1.2 million are included in “Other.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Income Taxes

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. Our prior year losses present the most significant negative evidence as to whether we need to record a valuation allowance against our net deferred tax assets.

Due to the cumulative losses that we sustained in the U.S., we recorded a $50.1 million increase to the valuation allowance against the majority of the deferred tax assets of the U.S. operations in fiscal 2009. We recorded an increase to the U.S. federal valuation allowance of $0.3 million in fiscal 2010. Additionally, we recorded a decrease of $2.5 million principally for the reversal of the fiscal 2009 valuation allowance for state deferred tax assets for a U.S. legal entity that is now considered more likely than not to be realized. We maintain a valuation allowance against the majority of our fiscal 2010 U.S. deferred tax assets due to the existence of cumulative losses. We also maintain a valuation allowance against our Canadian deferred tax assets due to the existence of cumulative losses. A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction (Amounts in thousands)	4/25/2009 Valuation Allowance	Change	4/24/2010 Valuation Allowance
U.S. federal	$45,678	$347	$46,025
U.S. state	16,064	(2,509)	13,555
Foreign	3,000	140	3,140
Total	$64,742	$(2,022)	$62,720

Realization of these deferred tax assets is dependent on generating sufficient future taxable income. Valuation allowances of $46.5 million associated with certain U.S. federal and state deferred tax assets could be reduced in the latter part of fiscal 2011 based on the level of taxable income generated in fiscal 2011.

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
U.S. federal capital loss	$2,140	Fiscal 2013
Various U.S. state net operating losses	12,211	Fiscal 2011 – 2030
Canadian net operating losses	3,140	Fiscal 2030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Income Taxes  – (continued)

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/24/2010	4/25/2009
Assets
Deferred and other compensation	$15,363	$15,328
Warranty	5,803	5,647
Allowance for doubtful accounts	8,256	12,541
Consolidation of variable interest entities	3,232	2,364
State income tax – net operating losses, credits and other	12,863	14,031
Restructuring	356	147
Workers’ compensation	3,439	413
Employee benefits	2,617	3,014
Federal capital loss	2,140	2,063
Foreign net operating loss	3,140	3,000
Pension	6,302	6,539
Goodwill	2,415	2,676
Other	4,872	4,712
Valuation reserve	(62,720)	(64,742)
Total deferred tax assets	8,078	7,733
Liabilities
Trade names	(1,964)	(1,964)
Property, plant and equipment	(3,086)	(4,903)
Inventory	(265)	(795)
Total deferred tax liabilities	(5,315)	(7,662)
Net deferred tax assets	$2,763	$71

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of pre-tax income)	4/24/2010	4/25/2009	4/26/2008
Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	1.9	—	6.2
Goodwill impairment	—	(10.6)	—
ESOP benefit	—	0.1	1.9
Change in valuation allowance	(5.3)	(47.5)	3.6
Foreign tax rate differential	(0.3)	(0.7)	3.6
Change in value of life insurance contracts	(1.5)	(1.7)	(2.0)
Miscellaneous items	(1.5)	(0.4)	0.2
Effective tax rate	28.3%	(25.8)%	48.5%

For our Asian operating units, we continue to reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $4.4 million of the earnings. The potential deferred tax attributable to these earnings is not currently estimable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Income Taxes  – (continued)

Income tax expense applicable to continuing operations consists of the following components (for the fiscal years ended):

(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Federal – current	$11,992	$(12,988)	$(652)
– deferred	—	33,596	(5,816)
State – current	920	(207)	(68)
– deferred	(2,253)	3,933	(600)
Foreign – current	2,451	(926)	(4)
– deferred	(440)	1,704	(74)
Total income tax expense	$12,670	$25,112	$(7,214)

Income from continuing operations before income taxes consists of the following (for the fiscal years ended):

(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
United States	$37,858	$(85,198)	$(14,803)
Foreign	6,863	(12,110)	(60)
Total	$44,721	$(97,308)	$(14,863)

We adopted new accounting provisions relating to uncertain tax positions on April 29, 2007. As a result of the adoption, we recorded a $3.4 million increase in our liability for uncertain tax positions and related interest and penalties ($2.5 million net of tax), which was accounted for as a cumulative effect of an accounting change, reducing the opening balance of retained earnings. As of April 24, 2010, we had a gross unrecognized tax benefit of $4.8 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Balance at the beginning of the period	$6,019	$7,231	$9,628
Additions:
Positions taken during the current year	211	73	337
Positions taken during the prior year	81	118	303
Reductions:
Positions taken during the current year	—	(38)	—
Positions taken during the prior year	(899)	—	(1,317)
Decreases related to settlements with taxing authorities	(54)	(908)	(721)
Reductions resulting from the lapse of the statute of limitations	(553)	(457)	(999)
Balance at the end of the period	$4,805	$6,019	$7,231

We recognize interest and penalties associated with uncertain tax positions in income tax expense. Accrued interest and penalties decreased by $0.1 million during fiscal year 2010. We had approximately $0.7 million and $0.8 million accrued for interest and penalties as of April 24, 2010, and April 25, 2009, respectively.

It is reasonably possible that various issues relating to the $0.5 million of the total gross unrecognized tax benefits totaling $4.8 million as of April 24, 2010, will be resolved within the next twelve months. If recognized, $1.8 million of the total $4.8 million of unrecognized tax benefits would decrease our effective tax rate. The majority of this accrual for uncertain income tax positions relates to issues with various state taxing authorities. The issues related to our U.S. federal return are minimal, relating primarily to when income and deductions are recognized for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17: Income Taxes  – (continued)

Our U.S. federal income tax returns for fiscal years 2006 and subsequent are still subject to audit. In addition, we conduct business in various states and their potential audit periods range from our fiscal years ended April 28, 2001, to April 24, 2010.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 24, 2010, April 25, 2009, and April 26, 2008, was $(0.2) million, $(2.2) million and $2.6 million, respectively.

Note 18: Variable Interest Entities

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

Based on the criteria for consolidation of VIEs, we have consolidated dealers where we were the primary beneficiary based on the fair value of our variable interests. All of our consolidated VIEs were recorded at fair value on the date we became the primary beneficiary. In fiscal 2010, all earnings and losses attributed to these VIEs were recorded as Net income (loss) attributable to noncontrolling interests. Prior to fiscal 2010, all losses of the VIEs in excess of their equity were recorded as Net income (loss) and all earnings of these VIEs to the extent of recouping the losses were recorded as Net income (loss). Earnings in excess of losses were attributed to equity owners of the dealers and were recorded as minority interest.

We had three consolidated VIEs during fiscal 2010 representing 29 stores and three consolidated VIEs during fiscal 2009 representing 30 stores.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: Variable Interest Entities  – (continued)

The table below shows information concerning our consolidated VIEs during fiscal 2010 and fiscal 2009:

	As of
(Amounts in thousands)	4/24/10	4/25/09
Current assets	$17,873	$16,220
Other long-term assets	9,088	9,794
Total assets	$26,961	$26,014
Current liabilities	$8,925	$5,983
Other long-term liabilities	3,040	3,085
Total liabilities	$11,965	$9,068

	Year Ended
(Amounts in thousands)	4/24/10	4/25/09
Net sales, net of inter-company eliminations	$53,173	$50,856
Net loss	(1,333)	(8,665)

In addition to our consolidated VIEs, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we were not the primary beneficiary. Our total exposure to losses related to these dealers was $3.0 million, which consists of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate. We do not have any obligations or commitments to provide additional financial support to these dealers for fiscal 2011.

Note 19: Discontinued Operations

We had no discontinued operations during fiscal 2010 and fiscal 2009. During fiscal 2008, we completed the sale of our Clayton Marcus operating unit and our Pennsylvania House trade name. These dispositions were accounted for as discontinued operations.

The results of the discontinued operations for Clayton Marcus and Pennsylvania House for fiscal 2008 were as follows:

(Amounts in thousands)	4/26/2008
Net sales	$22,622
Loss from discontinued operations, net of tax	(2,304)
Loss on sale of discontinued operations, net of tax	(3,696)

In the Consolidated Statement of Cash Flows, the cash flows of discontinued operations were not reclassified for fiscal 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20: Earnings per Share

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share were as follows:

	Year Ended
(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Numerator (basic and diluted):
Net income (loss) attributable to La-Z-Boy Incorporated	$32,538	$(122,672)	$(13,926)
Income allocated to participating securities	(616)	—	—
Dividends on participating securities	—	(70)	(184)
Net income (loss) available to La-Z-Boy Incorporated	$31,922	$(122,742)	$(14,110)

	Year Ended
(Amounts in thousands)	4/24/2010	4/25/2009	4/26/2008
Denominator:
Basic common shares (based upon weighted average)	51,533	51,460	51,408
Add:
Stock option dilution	199	—	—
Diluted common shares	51,732	51,460	51,408

Share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. We granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the “two-class method.” The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Unvested restricted stock awards were previously included in our diluted share calculation using the treasury stock method. Due to their anti-dilutive effect, we did not allocate any loss to the unvested stock awards (participating securities) for the years ended April 25, 2009 and April 26, 2008.

The effect of options to purchase 1.7 million, 2.4 million and 2.7 million shares for the years ended April 24, 2010, April 25, 2009, and April 26, 2008, respectively, with a weighted average exercise price of $15.08, $15.48 and $15.51, respectively, were excluded from the diluted share calculation because the exercise prices of these options were higher than the weighted average share price for the fiscal years and would have been anti-dilutive.

Note 21: Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21: Fair Value Measurements  – (continued)

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of April 24, 2010:

	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$8,641	$2,338	$—
Liabilities
Interest rate swap	—	(577)	—
Total	$8,641	$1,761	$—

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

Note 22: Hedging Activities

During fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge. This swap hedges the interest on $20 million of floating rate debt. Under the swap, we are required to pay 3.33% through May 16, 2011 and we receive three month LIBOR from the counterparty. This offsets the three month LIBOR component of interest which we are required to pay under $20 million of floating rate debt. Interest under this debt as of April 24, 2010, was three month LIBOR plus 1.75%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22: Hedging Activities  – (continued)

For fiscal 2010, we deferred gains of $0.1 million into accumulated other comprehensive loss. For fiscal 2009, we deferred losses of $0.7 million, into accumulated other comprehensive loss. The fair value of our interest rate swap at April 24, 2010, and at April 25, 2009, was $0.6 million and $0.7 million, respectively, which was included in other long-term liabilities.

Note 23: Income from Continued Dumping and Subsidy Offset Act

We recorded $4.4 million, $8.1 million and $7.1 million as Income from the Continued Dumping and Subsidy Offset Act, net of legal expenses, during fiscal 2010, fiscal 2009, and fiscal 2008, respectively, from the receipt of funds under the Continued Dumping and Subsidy Offset Act (“CDSOA”) of 2000 in connection with the case involving wooden bedroom furniture from China. The CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.

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

Attestation Report of the Registered Public Accounting Firm.  Our registered public accounting firm’s attestation report on our internal control over financial reporting is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting during our fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Replacement Change in Control Agreements

On June 11, 2010 the board of directors approved and adopted replacement change-in-control agreements for our named executive officers. The material changes from the prior agreements are:

•	The protection period and the benefits continuation period are reduced from three years to two years for each participant except the chief executive officer.
•	The severance payout is reduced from three to two times earnings for each participant except the chief executive officer.
•	The new agreements allow the participant to receive either the full agreed upon amount or a reduced amount, depending on which produces larger after-tax payments to the participant.

Long-Term Equity Award Plan Amendment

On June 11, 2010 the board of directors approved an amendment to the La-Z-Boy Incorporated 2004 Long-term Equity Award Plan prohibiting future awards under the plan if a new equity award plan is approved by shareholders.

La-Z-Boy Incorporated Severance Plan for Named Executive Officers

On June 11, 2010 the board of directors approved and adopted a severance plan for our named executive officers. The plan provides that in the case of a termination of employment without cause, we will, for a period of two years (for the chief executive officer) or one year (for all other named executive officers), pay the participant a monthly amount equal to his base pay at the time his employment terminated. In addition, during that same time period, we will pay the participant the amount by which his COBRA premiums exceed the health insurance premium the company charges its employees. Payments under the plan will be reduced by any compensation the participant receives from a subsequent employer during the severance period. We may reduce or recover severance payments if we later discover a participant’s actions that would have constituted cause for termination.

The foregoing is only a summary of the agreements, amendment, and new plan. Please refer to the copies of the agreements, amendment, and new plan filed as exhibits to this report for more detailed information.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website “http://www.la-z-boy.com”.

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2010 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2010 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2010 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2010 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2010 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements:
Consolidated Statement of Operations for each of the three fiscal years ended April 24, 2010, April 25, 2009 and April 26, 2008
Consolidated Balance Sheet at April 24, 2010, and April 25, 2009
Consolidated Statement of Cash Flows for the fiscal years ended April 24, 2010, April 25, 2009, and April 26, 2008
Consolidated Statement of Changes in Shareholders’ Equity for the fiscal years ended April 24, 2010, April 25, 2009, and April 26, 2008
Notes to Consolidated Financial Statements
Management’s Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
(2) Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 24, 2010
The Report of Independent Registered Public Accounting Firm and Schedule II immediately following this item.
All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

Note: For all exhibits incorporated by reference, the SEC file number is 1-9656. Exhibits not incorporated by reference are being filed or furnished with this report.

(3)	Exhibits:

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	Amendment to Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999)
(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)
(3.4)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of January 18, 2010) (Incorporated by reference to an exhibit to Form 8-K filed January 20, 2010)
(4.1)	Credit Agreement dated as of February 6, 2008, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wachovia Capital Finance Corporation (Central), as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed February 12, 2008)

Exhibit Number	Description
(4.2)	First Amendment to Credit Agreement dated April 1, 2008 among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wachovia Capital Finance Corporation (Central), as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended July 25, 2009)
(4.3)	Second Amendment to Credit Agreement dated July 13, 2009 among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wachovia Capital Finance Corporation (Central), as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended July 25, 2009)
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)
(10.2)*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)
(10.3)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997)
(10.4)*	Form of Change in Control Agreement in effect for: Kurt L. Darrow. Similar agreements are in effect for Steven M. Kincaid, Louis M. Riccio, Jr., Otis Sawyer and Mark S. Bacon, Sr., expect the provisions related to the periods for protection and benefits are twenty-four months.
(10.5)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8-K, filed January 22, 2009)
(10.6)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 24, 2009)
(10.7)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as amended through June 13, 2008 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2008)
(10.8)*	First 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)
(10.9)*	Second 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 15, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)
(10.10)*	First 2010 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2010
(10.11)*	Sample award agreement under the 2004 Long-Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.12)*	Executive Incentive Compensation Plan — Description as of June 16, 2006 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.13)*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers
(11)	Statement regarding computation of per share earnings (See Note 20 to the Consolidated Financial Statements included in Item 8)
(12)	Not applicable
(13)	Not applicable
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable

Exhibit Number	Description
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(99)	Not applicable
(100)	Not applicable
(101)	Not applicable

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 14, 2010 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 14, 2010

LA-Z-BOY INCORPORATED AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts			Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts and notes receivable in the balance sheet:
April 24, 2010	$32,694	$6,535		$			$(18,029	)(c)	$21,200
April 25, 2009	20,743	28,123	(a)		—		(16,172	)(c)	32,694
April 26, 2008	15,577	8,550			—		(3,384	)(c)	20,743
Allowance for deferred tax assets:
April 24, 2010	$64,742	$5,830			$—		$(7,852)		$62,720
April 25, 2009	12,119	52,623			—		—		64,742
April 26, 2008	11,520	3,449			(2,850	)(b)	—		12,119

(a)	Includes $2,869 related to accounts receivable from a VIE that was deconsolidated in fiscal 2009.
(b)	Allowance of companies disposed of.
(c)	Deductions, representing uncollectible accounts written off less recoveries of accounts receivable written off in prior years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 14, 2010	LA-Z-BOY INCORPORATED
BY /s/ Kurt L. Darrow President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 14, 2010, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ J.W. Johnston J.W. Johnston Chairman of the Board of Directors	/s/ J.H. Foss J.H. Foss Director
/s/ K.L. Darrow K.L. Darrow President and Chief Executive Officer, Director	/s/ D.K. Hehl D.K. Hehl Director
/s/ R.M. Gabrys R.M. Gabrys Director	/s/ R.E. Lipford R.E. Lipford Director
/s/ H.G. Levy H.G. Levy Director	/s/ N.R. Qubein N.R. Qubein Director
/s/ W.A. McCollough W.A. McCollough Director	/s/ J.L. Thompson J.L. Thompson Director
/s/ J.E. Kerr J.E. Kerr Director	/s/ J.L. Gurwitch J.L. Gurwitch Director
/s/ E.J. Holman E.J. Holman Director	/s/ L.M. Riccio, Jr. L.M. Riccio, Jr. Senior Vice President, Chief Financial Officer
/s/ M.L. Mueller M.L. Mueller Vice President, Corporate Controller and Chief Accounting Officer