Form 10-Q
period 2010-07-24
LA-Z-BOY INC
filed 2010-08-17
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JULY 24, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes ☐                                                   No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 10, 2010
Common Shares, $1.00 par value	51,830,174

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	First Quarter Ended
(Unaudited, amounts in thousands, except per share data)	07/24/10	07/25/09
Sales	$263,313	$262,671
Cost of sales
Cost of goods sold	190,175	181,559
Restructuring	(21)	736
Total cost of sales	190,154	182,295
Gross profit	73,159	80,376
Selling, general and administrative	74,045	77,612
Restructuring	165	301
Operating income (loss)	(1,051)	2,463
Interest expense	590	980
Interest income	243	276
Other income, net	351	711
Earnings (loss) before income taxes	(1,047)	2,470
Income tax (benefit) expense	(468)	439
Net income (loss)	(579)	2,031
Net (income) loss attributable to noncontrolling interests	384	(48)
Net income (loss) attributable to La-Z-Boy Incorporated	$(195)	$1,983

Basic average shares	51,785	51,479
Basic net income (loss) attributable to La-Z-Boy Incorporated per share	$—	$0.04

Diluted average shares	51,785	51,479
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share	$—	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	07/24/10	04/24/10
Current assets
Cash and equivalents	$93,133	$108,421
Receivables, net of allowance of $21,414 at 07/24/10 and $20,258 at 04/24/10	150,302	165,038
Inventories, net	138,952	134,187
Deferred income taxes – current	2,305	2,305
Other current assets	17,403	18,159
Total current assets	402,095	428,110
Property, plant and equipment, net	133,482	138,857
Trade names	3,100	3,100
Deferred income taxes – long-term	442	458
Other long-term assets	34,923	38,293
Total assets	$574,042	$608,818

Current liabilities
Current portion of long-term debt	$5,223	$1,066
Accounts payable	43,299	54,718
Accrued expenses and other current liabilities	73,805	91,496
Total current liabilities	122,327	147,280
Long-term debt	40,540	46,917
Other long-term liabilities	66,887	68,381
Contingencies and commitments	—	—
Equity
La-Z-Boy Incorporated shareholders’ equity:
Common shares, $1 par value	51,823	51,770
Capital in excess of par value	202,937	201,873
Retained earnings	109,155	108,707
Accumulated other comprehensive loss	(20,606)	(20,251)
Total La-Z-Boy Incorporated shareholders' equity	343,309	342,099
Noncontrolling interests	979	4,141
Total equity	344,288	346,240
Total liabilities and equity	$574,042	$608,818

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
(Unaudited, amounts in thousands)	07/24/10	07/25/09
Cash flows from operating activities
Net income (loss)	$(579)	$2,031
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
(Gain) loss on sale of assets	27	(13)
Restructuring	144	1,037
Provision for doubtful accounts	914	2,362
Depreciation and amortization	5,806	6,275
Stock-based compensation expense	1,027	1,007
Change in receivables	16,985	8,898
Change in inventories	(9,332)	(2,098)
Change in other assets	(19)	(4,665)
Change in payables	(10,667)	(2,326)
Change in other liabilities	(16,259)	1,269
Change in deferred taxes	37	8
Total adjustments	(11,337)	11,754
Net cash provided by (used for) operating activities	(11,916)	13,785

Cash flows from investing activities
Proceeds from disposals of assets	22	1,686
Capital expenditures	(2,436)	(1,439)
Purchases of investments	(4,333)	(1,199)
Proceeds from sales of investments	4,353	2,664
Change in restricted cash	—	17,007
Change in other long-term assets	(13)	(15)
Net cash provided by (used for) investing activities	(2,407)	18,704

Cash flows from financing activities
Proceeds from debt	10,238	10,460
Payments on debt	(10,566)	(22,159)
Stock issued from stock plans	24	—
Net cash used for financing activities	(304)	(11,699)

Effect of exchange rate changes on cash and equivalents	(29)	179
Change in cash and equivalents	(14,656)	20,969
Cash reduction upon deconsolidation of VIE	(632)	—
Cash and equivalents at beginning of period	108,421	17,364
Cash and equivalents at end of period	$93,133	$38,333

Cash paid (net of refunds) during period – income taxes	$2,461	$266
Cash paid during period – interest	$537	$725

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 25, 2009	$51,478	$205,945	$67,431	$(22,559)	$4,137	$306,432
Comprehensive income
Net income (loss)			32,538		(487)
Unrealized gain on marketable securities arising during the period				2,685
Reclassification adjustment for gain on marketable securities included in net income				(97)
Translation adjustment				(766)	401
Change in fair value of cash flow hedge				146
Net pension amortization and net actuarial loss				340
Total comprehensive income						34,760
Stock issued for stock and employee benefit plans, net of cancellations	292	(9,294)	8,738			(264)
Stock option, restricted stock and performance based stock expense		5,222				5,222
Change in noncontrolling interest					90	90
At April 24, 2010	51,770	201,873	108,707	(20,251)	4,141	346,240

Comprehensive loss
Net loss			(195)		(384)
Unrealized loss on marketable securities arising during the period				(646)
Reclassification adjustment for gain on marketable securities included in net loss				(112)
Translation adjustment				(145)	(1)
Net pension amortization				435
Change in fair value of cash flow hedge				113
Total comprehensive loss						(935)
Stock issued for stock and employee benefit plans, net of cancellations	53	37	(282)			(192)
Stock option and restricted stock expense		1,027				1,027
Changes in equity and noncontrolling interest upon deconsolidation of a VIE			925		(2,777)	(1,852)
At July 24, 2010	$51,823	$202,937	$109,155	$(20,606)	$979	$344,288

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying financial statements include the consolidated accounts of La-Z-Boy Incorporated, our wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which we are the primary beneficiary.  The April 24, 2010 balance sheet was derived from audited financial statements.  The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our fiscal 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period.

In June 2009, the Financial Accounting Standards Board amended its guidance on accounting for VIEs. The new accounting guidance resulted in a change in our accounting policy effective April 25, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE and requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We adopted this new accounting guidance and it was effective for us on April 25, 2010, the first day of our current fiscal year.  This guidance is being applied prospectively.

On April 25, 2010, we deconsolidated our Toronto, Ontario VIE as a result of the above mentioned change in accounting policy. This entity is an independent La-Z-Boy Furniture Galleries® dealer operating eight stores and had previously been consolidated due to certain lease guarantees and other financial support we provided. Although these financial arrangements resulted in us holding a majority of the variable interests in this VIE, they do not empower us to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Consequently, subsequent to this change in accounting policy, we deconsolidated this VIE.

The impact of the deconsolidation on our Consolidated Statements of Operations was minimal.  Sales and operating income, net of eliminations, for our Toronto, Ontario, VIE for the first quarter of fiscal 2010 were $3.8 million and $0.9 million, respectively.  The most significant impacts on our Consolidated Balance Sheet were a decrease to current assets of $6.9 million, a decrease to long-term assets of $5.0 million, and a decrease to noncontrolling interest by $2.8 million. We recognized a non-cash gain of $0.9 million at April 25, 2010. This gain is categorized as a cumulative effect to retained earnings during the first quarter of 2011.

We consolidate entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. We are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest in the VIE.  We will continuously evaluate our VIEs’ primary beneficiaries as facts and circumstances change to determine if such changes warrant a change in our status as primary beneficiary.

As reported in our Form 10-K for the fiscal year ended April 24, 2010, we corrected our historical financial statements related to one of our VIEs.  This VIE previously amortized leasehold improvements over a period that exceeded the estimated useful life in accordance with our accounting policy.  The correction resulted in a $0.2 million decrease in our net income for the first quarter of fiscal 2010.  This correction did not impact our net income attributable to La-Z-Boy Incorporated for the first quarter of fiscal 2010.

Note 2: Interim Results

The foregoing interim results are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 30, 2011, which is a 53 week year.  The additional week as compared to the prior year will be in the fourth quarter of fiscal 2011.

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	07/24/10	04/24/10
Raw materials	$63,750	$60,913
Work in process	11,458	11,018
Finished goods	88,451	86,963
FIFO inventories	163,659	158,894
Excess of FIFO over LIFO	(24,707)	(24,707)
Inventories, net	$138,952	$134,187

Note 4: Pension Plans

Net periodic pension costs were as follows:
	First Quarter Ended
(Unaudited, amounts in thousands)	07/24/10	07/25/09
Service cost	$291	$261
Interest cost	1,356	1,400
Expected return on plan assets	(1,478)	(1,206)
Net amortization	435	527
Net periodic pension cost	$604	$982

We did not make any contributions to the plans during the first quarter of fiscal 2011.  We are not statutorily required to make any contributions to the defined benefit plan in fiscal year 2011; however, we expect to make a $2.5 million contribution during fiscal 2011.  We also have the discretion to make additional contributions.

Note 5: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to notes and leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The guarantees are generally for real estate leases and have remaining terms of one to two years. These guarantees enhance the credit of these dealers.

We would be required to perform under these agreements only if the dealer were to default on the lease or note. The maximum amount of potential future payments under these guarantees was $2.5 million as of July 24, 2010, compared to $2.1 million as of April 24, 2010.

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

A reconciliation of the changes in our product warranty liability is as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	07/24/10	07/25/09
Balance as of the beginning of the period	$14,773	$14,394
Accruals during the period	3,211	3,337
Settlements during the period	(3,269)	(3,434)
Balance as of the end of the period	$14,715	$14,297

Note 6:  Stock-Based Compensation

Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation for the first quarter of fiscal 2011 and the first quarter of fiscal 2010 was $1.0 million.

Note 7:  Total Comprehensive Income (Loss)

The components of total comprehensive income (loss) are as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	07/24/10	07/25/09
Net income (loss)	$(579)	$2,031
Other comprehensive income (loss):
Currency translation adjustment	(146)	(606)
Change in fair value of cash flow hedge	113	(14)
Net unrealized gains (losses) on marketable securities arising during the period	(758)	846
Net pension amortization	435	527
Total other comprehensive income (loss)	(356)	753
Total comprehensive income (loss) before allocation to noncontrolling interest	(935)	2,784
Comprehensive (income) loss attributable to noncontrolling interest	385	(162)
Comprehensive income (loss) attributable to La-Z-Boy Incorporated	$(550)	$2,622

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

Casegoods Group. The operating units in the Casegoods Group consist of two groups, one including American Drew, Lea, and Hammary, the second being Kincaid. These groups primarily sell manufactured or imported wood furniture to furniture retailers.  Casegoods product includes tables, chairs, entertainment centers, headboards, dressers, accent pieces and some coordinated upholstered furniture.

Retail Group. The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores in eight primary markets.  The Retail Group sells upholstered furniture to end consumers, as well as casegoods and other accessories.

	First Quarter Ended
(Unaudited, amounts in thousands)	07/24/10	07/25/09
Sales
Upholstery Group	$201,934	$196,692
Casegoods Group	36,850	35,865
Retail Group	35,307	35,961
VIEs	7,542	11,739
Corporate and Other	376	1,862
Eliminations	(18,696)	(19,448)
Consolidated Sales	$263,313	$262,671

Operating Income (Loss)
Upholstery Group	$10,088	$16,290
Casegoods Group	1,575	(121)
Retail Group	(4,924)	(5,668)
VIEs	(1,040)	99
Corporate and Other	(6,606)	(7,100)
Restructuring	(144)	(1,037)
Consolidated Operating Income (Loss)	$(1,051)	$2,463

Note 9: Restructuring

During the past several years, we have committed to various restructuring plans to rationalize our manufacturing facilities, consolidate warehouse distribution centers and close underperforming retail facilities. With these restructuring plans, we have written-down various fixed assets, as well as, recorded charges for severance and benefits, contract terminations and other transition costs related to relocating and closing facilities.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico. During the first quarter of fiscal 2011, we had a net reduction of estimated restructuring liabilities of less than $0.1 million under this plan.  We expect to incur additional pre-tax restructuring charges of $0.3 million during the remainder of fiscal 2011.  During the first quarter of fiscal 2010, we had pre-tax restructuring charges of $0.1 million covering severance and benefits under this plan.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the first quarter of fiscal 2011, we had pre-tax restructuring charges of $0.2 million related to contract terminations.  We expect to incur approximately $0.4 million of additional charges in the remainder of fiscal 2011.  During the first quarter of fiscal 2010, we had pre-tax restructuring charges of $0.3 million related to contract terminations.

During fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants and convert another facility into a distribution center. During the first quarter of fiscal 2010, we had pre-tax restructuring charges of $0.6 million, covering severance and benefits and other restructuring costs.

For the current fiscal year through July 24, 2010, restructuring liabilities along with pre-tax charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2011
(Unaudited, amounts in thousands)	04/24/10 Balance	Charges to Expense *	Cash Payments or Asset Write-Downs	07/24/10 Balance
Severance and benefit-related costs	$492	$(21)	$(147)	$324
Contract termination costs	292	165	(253)	204
Total restructuring	$784	$144	$(400)	$528
* Charges to expense include $0.1 million of non-cash charges for contract termination costs.

Note 10: Income Taxes

Our effective tax rate for the first quarter of fiscal 2011 was 44.7% compared to 17.8% for the first quarter of fiscal 2010.  The effective tax rate for the first quarter of fiscal 2011 and fiscal 2010 was impacted by routine discrete items that had a significant impact on the effective tax rate due to our near break-even results.  Absent these discrete items, our effective tax rate for the first quarter of fiscal 2011 and fiscal 2010 was 39.8% and 49.1%, respectively.

Realization of our deferred tax assets is dependent on generating sufficient future taxable income.  Valuation allowances of $46.5 million associated with certain U.S. federal and state deferred tax assets could be reduced in the latter part of fiscal 2011 based on, among other factors, the level of taxable income generated in fiscal 2011.

Note 11: Variable Interest Entities

We had two consolidated VIEs during the first quarter of fiscal 2011 representing 22 stores and three consolidated VIEs during the first quarter of fiscal 2010 representing 30 stores.  As of April 25, 2010, the first day of our current fiscal year, we deconsolidated our Toronto, Ontario VIE.  This resulted in a decrease of eight stores for our VIEs when comparing the first quarter of fiscal 2011 to the first quarter of fiscal 2010.  We deconsolidated our Toronto, Ontario VIE because we are no longer considered the primary beneficiary.

The table below shows the amount of assets and liabilities from VIEs included in our Consolidated Balance Sheet as of July 24, 2010, and April 24, 2010:

	As of
(Unaudited, amounts in thousands)	07/24/10	04/24/10
Cash and equivalents	$1,291	$2,069
Receivables, net	162	152
Inventories, net	8,355	13,591
Other current assets	407	2,061
Property, plant and equipment, net	3,713	8,940
Other long-term assets, net	160	148
Total assets	$14,088	$26,961

Current portion of long-term debt	$—	$128
Accounts payable	279	1,048
Accrued expenses and other current liabilities	4,020	7,749
Long-term debt	4	1,770
Other long-term liabilities	1,206	1,270
Total liabilities	$5,509	$11,965

In addition to our consolidated VIEs, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we were not the primary beneficiary.  Our total exposure to losses related to these dealers was $2.4 million which consists of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We have not provided additional financial or other support to these dealers during the first quarter of fiscal 2011, and have no obligations or commitments to provide further support.

Note 12: Earnings per Share

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share were as follows:

	First Quarter Ended
(Unaudited, amounts in thousands)	07/24/10	07/25/09
Numerator (basic and diluted):
Net income (loss) attributable to La-Z-Boy Incorporated	$(195)	$1,983
Income allocated to participating securities	—	(30)
Net income (loss) available to common shareholders	$(195)	$1,953

	First Quarter Ended
(Unaudited, amounts in thousands)	07/24/10	07/25/09
Denominator:
Basic common shares (based upon weighted average)	51,785	51,479
Add:
Stock option dilution	—	—
Diluted common shares	51,785	51,479

Share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities.  We granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such stock awards are considered participating securities.  As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the “two-class method.”  The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings.  For the first quarter ended July 24, 2010, we did not allocate any loss to the unvested stock awards (participating securities), due to their anti-dilutive effect.

The effect of options to purchase 1.7 million and 2.3 million shares for the quarters ended July 24, 2010, and July 25, 2009, with a weighted average exercise price of $14.95 and $15.52, respectively, were excluded from the diluted share calculation as the exercise prices of these options were higher than the weighted average share price for the quarters and including them would have been anti-dilutive.

Note 13: Fair Value Measurements

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis.  Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.  We did not measure any material assets or liabilities at fair value on a nonrecurring basis during fiscal 2011 or fiscal 2010.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of July 24, 2010:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$7,813	$2,323	$—

Liabilities
Interest rate swap	—	(464)	—
Total	$7,813	$1,859	$—

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

Note 14:  Hedging Activities

During fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge.  This swap hedges the interest on $20.0 million of floating rate debt.  Under the swap, we are required to pay 3.33% through May 16, 2011, and we receive three-month LIBOR from the counterparty. This offsets the three-month LIBOR component of interest which we are required to pay on $20.0 million of floating rate debt. The interest rate on this debt as of July 24, 2010, was three-month LIBOR plus 1.75%.

We executed this interest rate cash flow hedge in order to mitigate our exposure to variability in cash flows for the future interest payments on a designated portion of borrowings.  The gains and losses are reflected in accumulated other comprehensive loss (with an offset to the hedged item in other current liabilities) until the hedged transaction impacts our earnings.  Our interest rate swap agreement was tested for ineffectiveness during fiscal 2009 and was determined to be effective.  Our agreement also qualified for the “short cut” method of accounting. We believe that our agreement continues to be effective and therefore no gains or losses have been recorded in our earnings.

For the first quarter of fiscal 2011, we deferred gains of $0.1 million into accumulated other comprehensive loss, compared to losses of $0.7 million in the first quarter of fiscal 2010.  The fair value of our interest rate swap at July 24, 2010, was $0.5 million, which was included in other current liabilities. The fair value of our interest rate swap at April 24, 2010, was $0.6 million, which was included in other long-term liabilities.  We expect to reclassify $0.5 million of losses into earnings in the next twelve months.

Note 15:  Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2009 and December 2009, the FASB issued amendments to the consolidation guidance applicable to variable interest entities (“VIEs”). The guidance affects all entities currently within the scope of FASB ASC 810, Consolidation. We adopted these amendments as of April 25, 2010, the first day of our fiscal year. As a result of the adoption of these amendments, one of our VIEs, with assets of $11.9 million as of April 24, 2010, and sales and operating income of $3.8 million and $0.9 million, net of eliminations, respectively, in the first quarter of fiscal 2010 was deconsolidated during the first quarter of fiscal 2011.

Recently Issued Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have prepared this Management’s Discussion and Analysis to help you better understand our financial results. You should read it in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. After a cautionary note about forward-looking statements, we begin with an introduction to our key businesses and strategies. We then provide discussions of our results of operations, liquidity and capital resources, quantitative and qualitative disclosures about market risk, and critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in this report, and our representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) continued economic recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) continued energy and other commodity price changes; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions, product recalls or costs; (i) restructuring actions; (j) changes in the domestic or international regulatory environment; (k) adopting new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes and tornadoes; (m) our ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology system failures; and (p) the matters discussed in Item 1A of our fiscal 2010 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 304 La-Z-Boy Furniture Galleries® stores, each dedicated to marketing our La-Z-Boy branded products.   We own 68 of those stores and the rest are independently owned and operated.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service.  Taken together, the 304 stores in our La-Z-Boy Furniture Galleries® network make up the largest single-branded upholstered furniture retailer in North America.

We also distribute our products through Comfort Studios®, defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products.  On average, these independent retailers dedicate approximately 5,000 square feet of floor space to the Comfort Studios® located within their stores.  As of July 24, 2010, there were 519 Comfort Studios®.  In addition to the Comfort Studios® dedicated to La-Z-Boy branded products, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

•
Upholstery Group.  In terms of revenue, our largest segment is the Upholstery Group, which includes La-Z-Boy, our largest operating unit, as well as the Bauhaus and England operating units.  The Upholstery Group primarily manufactures and sells upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas to furniture retailers and proprietary stores.  It sells mainly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios®, general dealers and department stores.

•
Casegoods Group.  Our Casegoods Group is primarily an importer, marketer and distributor of casegoods (wood) furniture such as tables, chairs, entertainment centers, headboards, dressers, and accent pieces, as well as some coordinated upholstered furniture.  The operating units in the Casegoods Group consist of two subgroups: one consisting of American Drew, Lea, and Hammary, and the second being Kincaid.

•
Retail Group.  Our Retail Group consists of the 68 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida.  The Retail Group sells upholstered furniture, as well as casegoods and other accessories, to end consumers through the retail network.

Financial Highlights

Our sales volume during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was flat and we were not able to maintain our operating margin, primarily due to higher raw material costs.  Supply chain disruptions and delays and Hurricane Alex also negatively affected our margins.  The hurricane in Mexico washed out roads, delaying the transport of cut-and-sewn kits to our U.S.-based facilities and delaying production of approximately $10.0 million of orders to the second quarter of fiscal 2011.  Partially offsetting the negative factors we faced during the first quarter, our Retail Group’s operating loss decreased despite a sales decline and our Casegoods Group’s sales and operating margin increased due to the completion of restructuring plans at the end of fiscal 2010.

Variable Interest Entities (“VIEs”)

We have special operating agreements in place with two independent dealers that are VIEs which cause us to be considered their primary beneficiary.  For the first quarter of fiscal 2011 we included these two VIEs, operating 22 La-Z-Boy Furniture Galleries® stores, in our consolidated statement of operations.  In the first quarter of fiscal 2010 we consolidated three VIEs, operating 30 stores.

Results of Operations
Fiscal 2011 First Quarter Compared to Fiscal 2010 First Quarter

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	07/24/2010	07/25/2009	Percent change
Consolidated sales	$263,313	$262,671	0.2%
Consolidated operating income (loss)	(1,051)	2,463	(142.7)%
Consolidated operating margin	(0.4)%	0.9%

Consolidated sales were flat in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The deconsolidation of our Toronto, Ontario, VIE resulted in a decrease of $3.8 million, net of eliminations, in our consolidated sales when comparing the first quarter of fiscal 2011 to the first quarter of fiscal 2010.  This decrease was offset by a slight increase in sales volume.

Our first quarter fiscal 2011 gross margin decreased by 2.8 percentage points mainly due to raw material price increases during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  Our operating margin in the first quarter of fiscal 2011 decreased by 1.3 percentage points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 mainly due to the decrease in gross margin.  The decrease in gross margin was partially offset by the following:

•
A decrease in our bad debt expense resulted in a 0.6 percentage point improvement in our operating margin.  The decrease in bad debt expense was a result of the stabilization of our dealers’ financial performance during fiscal 2010.

•
Our first quarter of fiscal 2011 included 0.1 percentage points of restructuring charges, whereas our first quarter fiscal 2010 operating margin included 0.4 percentage points of restructuring charges.

Upholstery Group
(Unaudited, amounts in thousands, except percentages)	07/24/2010	07/25/2009	Percent change
Sales	$201,934	$196,692	2.7%
Operating income	10,088	16,290	(38.1)%
Operating margin	5.0%	8.3%

Sales

Our Upholstery Group’s sale increased $5.2 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal year 2010 primarily due to an increase in sales volume, offset by a 0.7 percentage point decrease resulting from sales price changes, net of changes in discounting. In addition, our Upholstery Group sales decreased as a result of consumers shifting their purchases to our lower price point products.

Operating Margin

Our Upholstery Group’s operating margin decreased 3.3 percentage points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

•
The segment’s gross margin decreased by 3.9 percentage points during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, mainly due to increased raw material costs.  Raw material price increases caused a 2.9 percentage point decrease in the segment’s operating margin.

•
A decrease in bad debt expense for this segment resulted in a 0.6 percentage point improvement in operating margin.  The decrease in bad debt expense was a result of the stabilization of our dealers’ financial performance during fiscal 2010.

Casegoods Group
(Unaudited, amounts in thousands, except percentages)	07/24/2010	07/25/2009	Percent change
Sales	$36,850	$35,865	2.7%
Operating income (loss)	1,575	(121)	N/M
Operating margin	4.3%	(0.3)%

Sales

Our Casegoods Group’s sales increased $1.0 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  We offered higher than normal discounts on casegoods during the first quarter of fiscal 2010 in order to sell slow moving and obsolete inventory.  This was not continued in the first quarter of fiscal 2011.  The changes in discounting for our Casegoods Group resulted in a 3.4 percentage point improvement in sales for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Operating Margin

Our Casegoods Group’s operating margin increased 4.6 percentage points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The segment’s gross margin increased 3.8 percentage points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 mainly due to less discounting and efficiencies realized in its manufacturing facility and warehousing operations as a result of the restructuring plan completed at the end of fiscal 2010.

 Retail Group

(Unaudited, amounts in thousands, except percentages)	07/24/2010	07/25/2009	Percent change
Sales	$35,307	$35,961	(1.8)%
Operating loss	(4,924)	(5,668)	13.1%
Operating margin	(13.9)%	(15.8)%

 Sales

Our Retail Group’s sales decreased $0.7 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  The slight decrease in sales volume was related to the weak retail environment that continued to depress the home furnishings market.

Operating Margin

Our Retail Group’s operating margin increased 1.9 percentage points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

•
The segment experienced a 3.8 percentage point improvement in gross margin during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to changes in the segment’s sales initiatives and merchandising.

•	Increased advertising expense caused a 1.0 percentage point decrease in the segment’s operating margin as key promotions performed below expectations.

VIEs

Our VIEs’ sales decreased $4.2 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  This was mainly the result of deconsolidating our Toronto, Ontario, VIE, which reduced the number of stores for our VIEs to 22 for the first quarter of fiscal 2011, compared to 30 for the first quarter of fiscal 2010. Our VIEs had an operating loss of $1.0 million in the first quarter of fiscal 2011, compared to operating income of $0.1 million in the first quarter of fiscal 2010.  The reduction in operating income was mainly due to our Toronto, Ontario, VIE, which was a profitable VIE,  no longer being consolidated in the first quarter of fiscal 2011.

Interest Expense

Interest expense for the first quarter of fiscal 2011 was less than the first quarter of fiscal 2010 due to a $10.1 million decrease in our average debt.  Our weighted average interest rate increased 0.3 percentage points in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Income Taxes

Our effective tax rate for the first quarter of fiscal 2011 was 44.7% compared to 17.8% for the first quarter of fiscal 2010.  The effective tax rate for the first quarter of fiscal 2011 and fiscal 2010 was impacted by routine discrete items that had a significant impact on the effective tax rate due to our near break-even results.  Absent these discrete items, our effective tax rate for the first quarter of fiscal 2011 and fiscal 2010 was 39.8% and 49.1%, respectively.

Restructuring

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and to transfer production from our Tremonton, Utah, plant, to our five remaining La-Z-Boy branded upholstery manufacturing facilities.  Our Utah facility ceased operations during the first quarter of fiscal 2009 and production was shifted to our remaining manufacturing facilities.  As of the end of the first quarter of fiscal 2011, almost 90% of our fabric cutting and sewing operations were coming from our Mexican facility, compared to 21% at the end of the first quarter of fiscal 2010.  During the first quarter of fiscal 2011, we had a net reduction of estimated restructuring liabilities of less than $0.1 million, classified in total cost of sales, covering severance and benefits. During the first quarter of fiscal 2010 we had restructuring charges of $0.1 million, classified in total cost of sales, covering severance and benefits.

During fiscal 2007 and fiscal 2008, several of our retail warehouses were consolidated into larger facilities and several underperforming stores were closed.  In the first quarter of fiscal 2011 and the first quarter of fiscal 2010 we had restructuring charges of $0.2 million and $0.3 million, respectively, classified as an operating expense line item below selling, general and administrative, due to contract terminations relating to these actions.

In fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert one of the facilities into a distribution center.  The consolidation of these plants was completed in the first quarter of fiscal 2010 and the conversion of the distribution center was completed in the fourth quarter of fiscal 2010.  In connection with this plan, we recorded restructuring charges of $0.6 million during the first quarter of fiscal 2010, classified in total cost of sales, covering severance and benefits and other restructuring costs.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations and capital expenditures.  We had cash and equivalents of $93.1 million at July 24, 2010, compared to $108.4 million at April 24, 2010.  The decrease in cash and equivalents in the first quarter of fiscal 2011 was primarily a result of accrued benefit payments and a decrease in accounts payable, as well as an increase in our inventory levels.  This was somewhat offset by cash generated from our decrease in accounts receivable during the first quarter of fiscal 2011.

Under our credit agreement we have certain covenants and restrictions, including a 1.05 to 1.00 fixed charge coverage ratio requirement which would become effective if our excess availability fell below $30.0 million.  Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit agreement.  We do not expect to fall below the required excess availability threshold in the next twelve months.  As of July 24, 2010, we had $30.0 million outstanding on our credit facility and $79.1 million of excess availability, compared to $30.0 million outstanding on our credit facility and $90.6 million of excess availability as of April 24, 2010.

Our borrowing capacity is based on eligible trade accounts receivables and inventory.  During the first quarter of fiscal 2011, our accounts receivable decreased while the amount outstanding on our credit facility remained flat.  As a result, our capacity to borrow under the credit facility decreased during the quarter.

Capital expenditures for the first quarter of fiscal 2011 were $2.4 million compared with $1.4 million during the first quarter of fiscal 2010.  We have no material commitments for capital expenditures, which are expected to be in the range of $14.0 million to $16.0 million in fiscal 2011.  We expect that paying restructuring costs from transitioning our domestic cutting and sewing operations to Mexico and our ongoing costs for closed retail facilities will require approximately $0.8 million of cash during the remainder of fiscal 2011.

We expect to pay our contractual obligations due in the remainder of fiscal 2011 using our cash flow from operations, our $93.1 million of cash on hand as of July 24, 2010, and the $79.1 million of availability under our credit agreement.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	First Quarter Ended
(Unaudited, amounts in thousands)	07/24/10	07/25/09
Operating activities
Net income (loss)	$(579)	$2,031
Non-cash add backs and changes in deferred taxes	7,811	9,639
Restructuring	144	1,037
Working capital	(19,292)	1,078
Cash provided by (used for) operating activities	(11,916)	13,785

Investing activities	(2,407)	18,704

Financing activities
Net decrease in debt	(328)	(11,699)
Stock issued from stock plans	24	—
Cash used for financing activities	(304)	(11,699)

Exchange rate changes	(29)	179
Net increase (decrease) in cash and equivalents	$(14,656)	$20,969

Operating Activities

During the first quarter of fiscal 2011, net cash used for operating activities was $11.9 million, compared with $13.8 million provided by operating activities in the first quarter of fiscal 2010.  The main reason for our decrease in cash flows from operating activities was the decrease in cash flow from working capital.  The majority of working capital cash used for operations in the first quarter of fiscal 2011 resulted from accrued benefit payments and a decrease in accounts payable, as well as an increase in inventory levels, somewhat offset by a decrease in accounts receivable.  Our net income in the first quarter of fiscal 2010, as well as positive cash flow from working capital, were the main reasons for the positive cash flow from operating activities in the first quarter of fiscal 2010.

Investing Activities

During the first quarter of fiscal 2011, net cash used for investing activities was $2.4 million, compared with $18.7 million of cash provided by investing activities during the first quarter of fiscal 2010.  The net cash provided by investing activities during the first quarter of fiscal 2010 resulted primarily from a $17.0 million change in restricted cash during the first quarter of fiscal 2010.

Financing Activities

During the first quarter of fiscal 2011, net cash used for financing activities was $0.3 million, compared to $11.7 million in the first quarter of fiscal 2010.  The net cash used for financing activities primarily related to the repayment of debt.

Other

Our balance sheet at the end of the first quarter of fiscal 2011 reflected a $2.2 million liability for uncertain income tax positions.  We expect that a portion of this liability will be settled within the next 12 months.  The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.  During the first quarter of fiscal 2011 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2010 Annual Report on Form 10-K.

Realization of our deferred tax assets is dependent on generating sufficient future taxable income.  Valuation allowances of $46.5 million associated with certain U.S. federal and state deferred tax assets could be reduced in the latter part of fiscal 2011 based on, among other factors, the level of taxable income generated in fiscal 2011.

Our debt-to-capitalization ratio was 11.7% at July 24, 2010, and 12.2% at April 24, 2010.  Capitalization is defined as total debt plus total equity.

Our board of directors has authorized the repurchase of company stock.  As of July 24, 2010, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first quarter of fiscal 2011.

We have guaranteed various leases and notes of dealers with proprietary stores. The total amount of these guarantees was $2.5 million at July 24, 2010. Of this, $1.9 million will expire within one year and $0.6 million in one to two years.  At the end of the first quarter of fiscal 2011, we had $36.7 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

During fiscal 2011, we are not statutorily required to make any contributions to our defined benefit plan.  However, in order to receive tax benefits we expect to make a $2.5 million contribution to our defined benefit plan during fiscal 2011, although this contribution is not required until fiscal 2012.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 24, 2010.  There were no material changes, except as disclosed in Note 1, to our critical accounting policies during the first quarter of fiscal 2011.

Regulatory Developments

Continued Dumping and Subsidy Offset Act of 2000

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition. There have been numerous cases before the U.S. Court of International Trade and the Federal Circuit that have been stayed.  The resolution of these cases will have a significant impact on the amount of additional CDSOA funds we receive.

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

Recent Accounting Pronouncements

Refer to Note 15 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 24, 2010.

Business Outlook

Although we remain concerned about the overall macroeconomic climate, with consumer confidence remaining at low levels and persistent high unemployment rates, we believe we can make progress this year as a result of the changes we have made to our operating structure.  Our lean, efficient operations and, strong network of branded distribution position us well in the current business environment. Going forward, we will continue to manage costs relative to volume levels and are focused on improving the performance of all three business segments, particularly as cost-savings initiatives, including efficiencies from the Mexico cut-and-sew center, accelerate throughout the year.  Our first quarter is historically our lowest level of sales and operating profit and is therefore not indicative of the potential for full-year results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2011 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2010.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 24, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first quarter of fiscal 2011.  Our risk factors are disclosed in our Form 10-K for the year ended April 24, 2010.

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

Date: August 17, 2010

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer