Form 10-Q
period 2010-10-23
LA-Z-BOY INC
filed 2010-11-24
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED OCTOBER 23, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes  ☐                                                  No    ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 17, 2010
Common Shares, $1.00 par value	51,864,806

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2011

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Second Quarter Ended

(Unaudited, amounts in thousands, except per share data)	10/23/10	10/24/09
Sales	$292,982	$300,707
Cost of sales
Cost of goods sold	207,938	205,602
Restructuring	(62)	663
Total cost of sales	207,876	206,265
Gross profit	85,106	94,442
Selling, general and administrative	79,657	84,619
Restructuring	110	520
Operating income	5,339	9,303
Interest expense	592	831
Interest income	223	199
Other income (expense), net	(418)	236
Earnings before income taxes	4,552	8,907
Income tax expense	1,381	3,529
Net income	3,171	5,378
Net loss attributable to noncontrolling interests	774	588
Net income attributable to La-Z-Boy Incorporated	$3,945	$5,966

Basic average shares	51,855	51,527
Basic net income attributable to La-Z-Boy Incorporated per share	$0.07	$0.11

Diluted average shares	52,214	51,755
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.07	$0.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended

(Unaudited, amounts in thousands, except per share data)	10/23/10	10/24/09
Sales	$556,296	$563,378
Cost of sales
Cost of goods sold	398,439	387,715
Restructuring	(83)	1,399
Total cost of sales	398,356	389,114
Gross profit	157,940	174,264
Selling, general and administrative	153,976	162,535
Restructuring	275	821
Operating income	3,689	10,908
Interest expense	1,182	1,811
Interest income	466	475
Other income (expense), net	(69)	837
Earnings before income taxes	2,904	10,409
Income tax expense	675	3,526
Net income	2,229	6,883
Net loss attributable to noncontrolling interests	1,500	660
Net income attributable to La-Z-Boy Incorporated	$3,729	$7,543

Basic average shares	51,820	51,503
Basic net income attributable to La-Z-Boy Incorporated per share	$0.07	$0.14

Diluted average shares	52,228	51,551
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.07	$0.14

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	10/23/10	04/24/10
Current assets
Cash and equivalents	$83,656	$108,427
Receivables, net of allowance of $22,596 at 10/23/10 and $20,258 at 04/24/10	168,974	165,001
Inventories, net	140,703	132,480
Deferred income taxes – current	2,305	2,305
Other current assets	20,807	18,862
Total current assets	416,445	427,075
Property, plant and equipment, net	131,070	138,857
Trade names	3,100	3,100
Deferred income taxes – long-term	464	458
Other long-term assets	35,442	38,293
Total assets	$586,521	$607,783

Current liabilities
Current portion of long-term debt	$5,143	$1,066
Accounts payable	46,773	54,718
Accrued expenses and other current liabilities	77,626	91,523
Total current liabilities	129,542	147,307
Long-term debt	40,522	46,917
Other long-term liabilities	69,518	70,445
Contingencies and commitments	—	—
Equity
La-Z-Boy Incorporated shareholders’ equity:
Common shares, $1 par value	51,865	51,770
Capital in excess of par value	200,772	201,873
Retained earnings	114,213	106,466
Accumulated other comprehensive loss	(19,285)	(20,284)
Total La-Z-Boy Incorporated shareholders' equity	347,565	339,825
Noncontrolling interests	(626)	3,289
Total equity	346,939	343,114
Total liabilities and equity	$586,521	$607,783

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/10	10/24/09	10/23/10	10/24/09
Cash flows from operating activities
Net income	$3,171	$5,378	$2,229	$6,883
Adjustments to reconcile net income to cash provided by (used for) operating activities
(Gain) loss on sale of assets	127	(75)	154	(88)
Restructuring	48	1,183	192	2,220
Provision for doubtful accounts	974	2,152	1,888	4,514
Depreciation and amortization	5,658	6,300	11,464	12,575
Stock-based compensation expense	1,329	1,621	2,356	2,628
Change in receivables	(18,983)	(26,460)	(2,034)	(17,538)
Change in inventories	(3,783)	3,956	(12,790)	2,075
Change in other assets	(3,232)	11,075	(3,528)	6,045
Change in payables	3,474	7,073	(7,193)	4,747
Change in other liabilities	4,486	10,025	(11,558)	11,944
Change in deferred taxes	(30)	(8)	7	—
Total adjustments	(9,932)	16,842	(21,042)	29,122
Net cash provided by (used for) operating activities	(6,761)	22,220	(18,813)	36,005

Cash flows from investing activities
Proceeds from disposals of assets	282	230	304	1,916
Capital expenditures	(2,552)	(1,340)	(4,987)	(2,779)
Purchases of investments	(2,297)	(1,338)	(6,630)	(2,537)
Proceeds from sales of investments	1,768	1,445	6,121	4,109
Change in restricted cash	—	—	—	17,007
Other	(31)	29	(43)	14
Net cash provided by (used for) investing activities	(2,830)	(974)	(5,235)	17,730

Cash flows from financing activities
Proceeds from debt	10,218	10,213	20,456	20,673
Payments on debt	(10,316)	(10,408)	(20,882)	(32,567)
Stock issued from stock plans	34	—	58	—
Net cash used for financing activities	(64)	(195)	(368)	(11,894)

Effect of exchange rate changes on cash and equivalents	310	(347)	277	(168)
Change in cash and equivalents	(9,345)	20,704	(24,139)	41,673
Cash reduction upon deconsolidation of VIE	—	—	(632)	—
Cash and equivalents at beginning of period	93,001	38,339	108,427	17,370
Cash and equivalents at end of period	$83,656	$59,043	$83,656	$59,043

Cash paid (net of refunds) during period – income taxes	$3,395	$(13,348)	$5,856	$(13,082)
Cash paid during period – interest	$538	$563	$1,075	$1,288

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre-hensive Loss	Non-Controlling Interests	Total
At April 25, 2009	$51,478	$205,945	$65,027	$(23,168)	$4,138	$303,420
Comprehensive income
Net income (loss)			32,701		(1,342)
Unrealized gain on marketable securities arising during the period				2,685
Reclassification adjustment for gain on marketable securities included in net income				(97)
Translation adjustment				(190)	403
Change in fair value of cash flow hedge				146
Net pension amortization and net actuarial loss				340
Total comprehensive income						34,646
Stock issued for stock and employee benefit plans, net of cancellations	292	(9,294)	8,738			(264)
Stock option, restricted stock and performance based stock expense		5,222				5,222
Change in noncontrolling interest					90	90
At April 24, 2010	51,770	201,873	106,466	(20,284)	3,289	343,114

Comprehensive income
Net income (loss)			3,729		(1,500)
Unrealized loss on marketable securities arising during the period				(84)
Reclassification adjustment for gain on marketable securities included in net income				(181)
Translation adjustment				158	362
Net pension amortization				870
Change in fair value of cash flow hedge				236
Total comprehensive income						3,590
Stock issued for stock and employee benefit plans, net of cancellations	95	(3,457)	3,093			(269)
Stock option and restricted stock expense		2,356				2,356
Changes in equity and noncontrolling interest upon deconsolidation of a VIE			925		(2,777)	(1,852)
At October 23, 2010	$51,865	$200,772	$114,213	$(19,285)	$(626)	$346,939

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying financial statements include the consolidated accounts of La-Z-Boy Incorporated, our wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which we are the primary beneficiary.  The April 24, 2010, balance sheet was derived from audited financial statements.  The interim financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in our fiscal 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period.  The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 30, 2011. Fiscal 2011 is a 53 week year as compared to fiscal 2010 with the additional week falling in the fourth quarter of fiscal 2011.

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

On April 25, 2010, we deconsolidated our Toronto, Ontario, VIE as a result of the above mentioned change in accounting policy. This entity is an independent La-Z-Boy Furniture Galleries® dealer operating eight stores and had previously been consolidated due to certain lease guarantees and other financial support we have provided. Although these financial arrangements result in our holding a majority of the variable interests in this VIE, they do not empower us to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Consequently, subsequent to this change in accounting policy, we deconsolidated this VIE.

The impact of the deconsolidation on our Consolidated Statements of Operations was minimal.  Sales and operating income, net of eliminations, for our Toronto, Ontario, VIE for the second quarter and first six months of fiscal 2010 were $4.6 million (sales) and $0.4 million (operating income) and $8.3 million (sales) and $1.3 million (operating income), respectively.  The most significant impacts on our Consolidated Balance Sheet were a decrease to current assets of $6.9 million, a decrease to long-term assets of $5.0 million, and a decrease to noncontrolling interest by $2.8 million. We recognized a non-cash gain of $0.9 million at April 25, 2010. This gain is categorized as a cumulative effect to retained earnings during the first six months of fiscal 2011.

We currently consolidate two variable interest entities (VIEs) in our consolidated financial statements.  In late August 2010, we determined there were errors relating to inventory and corresponding inter-company accounts payable related to one of the VIEs, and also determined that the accounting for lease expense, which requires rent expense to be recorded on a straight-line basis over the life of the lease, was not being followed for the VIEs.

The total amount of the additional charge for the inventory-related items was approximately $2.7 million ($0.6 million related to the first quarter of fiscal 2011), and the impact of the rent expense totaled about $2.0 million, affecting years beginning in fiscal 2004.  As these adjustments related to the VIE's for which we have no equity investment, there was no impact to net income attributable to La-Z-Boy Incorporated on a per share basis for fiscal 2010 or 2011 related to these adjustments. Since the corrections did not materially impact any of the previous periods affected, we concluded that these errors are not material to our previously issued financial statements.  These adjustments, which relate to cost of sales, SG&A expenses, inventory, accrued rent and other accrued liabilities will be corrected through revisions of prior-period quarterly and annual financial statements when they are next filed. Prior period amounts included in the consolidated financial statements as of and for the three and six month periods ended October 23, 2010 have been revised to reflect the effect of these corrections.

Additionally, in the second quarter of fiscal 2011 it was determined that our tax rate for fiscal 2010 did not reflect a deduction due to write-offs of certain inventory when completing our tax provision for fiscal 2010, and that our tax rate and corresponding tax expense were therefore overstated.  This correction resulted in a $0.2 million increase in our net income attributable to La-Z-Boy Incorporated for the second quarter and first six months of fiscal 2010.  The cumulative result of this correction was a $1.0 million increase to retained earnings and net income attributable to La-Z-Boy Incorporated as of and for the year ended April 24, 2010, respectively.

As previously disclosed in our first quarter of fiscal 2010 filing on Form 10-Q, we recorded a $0.6 million out-of-period reduction to cost of goods sold during that quarter.  As a result of the above mentioned corrections, we revised our historical financial statements to include the $0.6 million reduction to cost of goods sold in fiscal 2009.  This change resulted in a $0.6 million decrease in our net income attributable to La-Z-Boy Incorporated for the first six months of fiscal 2010, however, this did not impact our fiscal 2010 second quarter net income attributable to La-Z-Boy Incorporated.

The corrections mentioned above resulted in a $0.01 decrease in our diluted net income attributable to La-Z-Boy Incorporated per share for the first six months of fiscal 2010, but did not impact our earnings per share for the second quarter.  These corrections did not impact our net income attributable to La-Z-Boy Incorporated or our diluted earnings per share for the second quarter and first six months of fiscal 2011.

We determined that the cumulative impact of the corrections mentioned above was material to our fiscal 2011 second quarter and first six months, as well as to our projected full fiscal 2011 year.  However, we determined that the corrections were not material, either individually or in the aggregate, to any of our historical fiscal years or interim periods.  Consequently, we will revise our historical financial statements for the prior periods when they are presented in future filings.  Because our analysis concluded that these corrections were immaterial to any prior period, we will not amend our previous filings with the Securities and Exchange Commission.

The following tables set forth the significant impacts of the corrections to our Consolidated Statements of Operations for the quarter and six months ended October 24, 2009, and our Consolidated Balance Sheet as of April 24, 2010:

	Quarter Ended 10/24/09
(Unaudited, amounts in thousands, except per share data)	10/24/09 (as previously reported)	Adjustments	10/24/09 (as adjusted)
Net income attributable to La-Z-Boy Incorporated	$5,907	$59	$5,966
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.11	$—	$0.11

	Six Months Ended 10/24/09
(Unaudited, amounts in thousands, except per share data)	10/24/09 (as previously reported)	Adjustments	10/24/09 (as adjusted)
Net income attributable to La-Z-Boy Incorporated	$7,890	$(347)	$7,543
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.15	$(0.01)	$0.14

	As of 04/24/10
(Unaudited, amounts in thousands)	04/24/10 (as previously reported)	Adjustments	04/24/10 (as adjusted)
Inventories, net	$134,187	$(1,707)	$132,480
Other current assets	$18,159	$703	$18,862
Other long-term liabilities	$68,381	$2,064	$70,445
Retained earnings	$108,707	$(2,241)	$106,466
Noncontrolling interests	$4,141	$(852)	$3,289

As a result of the revisions made to our historical financial statements, our net income attributable to La-Z-Boy Incorporated decreased by $0.6 million or $0.01 per diluted share for the fiscal year ended April 28, 2007.  Our net loss attributable to La-Z-Boy Incorporated decreased by less than $0.1 million for the fiscal years ended April 26, 2008, and April 25, 2009.  These revisions did not impact our earnings per share for the fiscal years ended April 26, 2008, or April 25, 2009.

Note 2: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/23/10	04/24/10
Raw materials	$64,860	$60,913
Work in process	11,475	11,018
Finished goods	89,075	85,256
FIFO inventories	165,410	157,187
Excess of FIFO over LIFO	(24,707)	(24,707)
Inventories, net	$140,703	$132,480

As a result of the corrections to one of our VIE’s accounting for inventory transactions as discussed in Note 1, our net inventory balance as of April 24, 2010, decreased by $1.7 million.

Note 3: Pension Plans

Net periodic pension costs were as follows:
	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/10	10/24/09	10/23/10	10/24/09
Service cost	$291	$261	$582	$522
Interest cost	1,356	1,400	2,712	2,800
Expected return on plan assets	(1,478)	(1,206)	(2,956)	(2,412)
Net amortization	435	527	870	1,054
Net periodic pension cost	$604	$982	$1,208	$1,964

We did not make any contributions to the plans during the first six months of fiscal 2011.  We are not statutorily required to make any contributions to the defined benefit plan in fiscal year 2011; however, we expect to make a $2.5 million contribution during the second half of fiscal 2011.  We also have the discretion to make additional contributions.

Note 4: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to notes and leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The guarantees are generally for real estate leases and have remaining terms of one to two years. These guarantees enhance the credit of these dealers.

We would be required to perform under these agreements only if the dealer were to default on the guaranteed lease or note. The maximum amount of potential future payments under these guarantees was $2.1 million as of October 23, 2010, and April 24, 2010.

We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a material effect on our business or financial condition.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products.  Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer.  Over 90% of our warranty liability relates to our Upholstery Group where we generally warrant our products against defects from one to five years for fabric and padding and up to a lifetime on certain mechanisms and frames.  Considerable judgment is used in the determination of our estimate.  If actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs in subsequent periods.

A reconciliation of the changes in our product warranty liability is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/10	10/24/09	10/23/10	10/24/09
Balance as of the beginning of the period	$14,715	$14,297	$14,773	$14,394
Accruals during the period	3,499	3,367	6,710	6,704
Settlements during the period	(3,355)	(3,371)	(6,624)	(6,805)
Balance as of the end of the period	$14,859	$14,293	$14,859	$14,293

Note 5:  Stock-Based Compensation

During the second quarter of fiscal 2011, our shareholders approved the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan.  This plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, dividend equivalent rights, and short-term cash incentive awards.  Under this plan, the aggregate number of common shares that may be issued through awards of any form is 4.6 million shares.

Stock Options. In the second quarter of fiscal 2011, we granted 0.2 million stock options to employees.  Compensation expense for stock options is equal to the fair value on the date the award was approved and is recognized over the service period.  The vesting period for our stock options ranges from one to four years.  The fair value for the employee stock options granted was estimated at the date of the grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions.  Expected volatility was estimated based on the historical volatility of our common shares.  The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.  The turnover rate was estimated at the date of the grant based on historical experience.  The fair value of stock options granted during the second quarter of fiscal 2011 was calculated using the following assumptions:

(Unaudited)	10/23/10
Risk-free interest rate	0.75%
Dividend rate	—
Expected life in years	3.0
Stock price volatility	86.6%
Turnover rate	3.0%
Fair value per share	$4.27

Restricted Shares. We granted 0.2 million restricted shares to employees during the second quarter of fiscal 2011.  Compensation expense for restricted stock is equal to the market value of our common shares on the date the award was approved and is recognized over the service period.  The vesting period for our restricted shares is three years.

Performance Awards. We granted 0.4 million performance awards in the second quarter of fiscal 2011. These awards allow for the potential award of common shares to employees based on the attainment of certain financial goals over a specific performance period. The shares are offered at no cost to the employees. The cost of performance awards is expensed over the service period based on the probability that the performance goals will be obtained.

Restricted Stock Units. We granted 0.1 million restricted stock units to our non-employee directors. These awards will be paid in shares of our common stock upon exercise and, consequently, we account for them as equity based awards. Compensation expense for these awards is measured and recognized based on the market price of our common shares at the date the grant was approved.

Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation was $1.3 million and $2.4 million, for the second quarter and first six months of fiscal 2011, respectively. For the second quarter and first six months of fiscal 2010, we recorded compensation expense for all equity based compensation of $1.6 million and $2.6 million, respectively.

Previously Granted Deferred Stock Units. Expense relating to previously granted deferred stock units, which are accounted for as liability based awards because upon exercise these awards will be paid in cash, was recorded in selling, general and administrative expense as a net reduction in expense of $0.2 million and $1.1 million, for the second quarter and first six months of fiscal 2011, respectively.  For the second quarter and first six months of fiscal 2010, expense relating to deferred stock units was $0.9 million and $1.3 million, respectively.

Note 6:  Total Comprehensive Income

The components of total comprehensive income are as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/10	10/24/09	10/23/10	10/24/09
Net income	$3,171	$5,378	$2,229	$6,883
Other comprehensive income (loss):
Currency translation adjustment	649	(105)	520	(98)
Change in fair value of cash flow hedge	123	15	236	1
Net unrealized gains (losses) on marketable securities arising during the period	493	692	(265)	1,538
Net pension amortization	435	527	870	1,054
Total other comprehensive income	1,700	1,129	1,361	2,495
Total comprehensive income before allocation to noncontrolling interest	4,871	6,507	3,590	9,378
Comprehensive loss attributable to noncontrolling interest	408	548	1,138	507
Comprehensive income attributable to La-Z-Boy Incorporated	$5,279	$7,055	$4,728	$9,885

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

Casegoods Group. The operating units in the Casegoods Group consist of two groups, one including American Drew, Lea, and Hammary, the second being Kincaid. These groups primarily sell U.S. manufactured or imported wood furniture to furniture retailers.  Casegoods product includes bedroom, dining room, entertainment centers, accent pieces and some coordinated upholstered furniture.

Retail Group. The Retail Group consists of 68 company-owned La-Z-Boy Furniture Galleries® stores in eight primary markets.  The Retail Group primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/10	10/24/09	10/23/10	10/24/09
Sales
Upholstery Group	$224,878	$232,780	$426,812	$429,472
Casegoods Group	39,509	37,302	76,359	73,167
Retail Group	39,246	38,014	74,553	73,976
VIEs	7,744	12,248	15,286	23,987
Corporate and Other	449	1,679	826	3,540
Eliminations	(18,844)	(21,316)	(37,540)	(40,764)
Consolidated Sales	$292,982	$300,707	$556,296	$563,378

Operating Income (Loss)
Upholstery Group	$17,055	$25,328	$27,112	$41,051
Casegoods Group	1,376	(184)	2,951	(305)
Retail Group	(4,360)	(5,301)	(9,284)	(10,969)
VIEs	(1,104)	(933)	(2,712)	(1,126)
Corporate and Other	(7,580)	(8,424)	(14,186)	(15,523)
Restructuring	(48)	(1,183)	(192)	(2,220)
Consolidated Operating Income	$5,339	$9,303	$3,689	$10,908

Note 8: Restructuring

During the past several years, we have committed to various restructuring plans to rationalize our manufacturing facilities, consolidate warehouse distribution centers and close underperforming retail facilities. With these restructuring plans, we have written-down various fixed assets, as well as recorded charges for severance and benefits, contract terminations and other transition costs related to relocating and closing facilities.

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico. During the second quarter and first six months of fiscal 2011, we had a net reduction of estimated restructuring liabilities of $0.1 million, under this plan.  We expect to incur additional pre-tax restructuring charges of $0.2 million during the remainder of fiscal 2011.  During the second quarter and first six months of fiscal 2010, we had a net reduction in estimated restructuring liabilities of $0.4 million and $0.3 million, respectively, under this plan.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the second quarter and first six months of fiscal 2011, we had pre-tax restructuring charges of $0.1 million and $0.3 million, respectively, related to contract terminations.  We expect to incur approximately $0.3 million of additional charges in the remainder of fiscal 2011.  During the second quarter and first six months of fiscal 2010, we had pre-tax restructuring charges of $0.5 million and $0.8 million, respectively, related to contract terminations.

During fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants and convert another facility into a distribution center.  During the second quarter and first six months of fiscal 2010, we had pre-tax restructuring charges of $1.1 million and $1.7 million, respectively, covering severance and benefits and other restructuring costs.

For the current fiscal year through October 23, 2010, restructuring liabilities along with pre-tax charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2011
(Unaudited, amounts in thousands)	04/24/10 Balance	Charges to Expense *	Cash Payments or Asset Write-Downs	10/23/10 Balance
Severance and benefit-related costs	$492	$(83)	$(222)	$187
Contract termination costs	292	275	(401)	166
Total restructuring	$784	$192	$(623)	$353
* Charges to expense include $0.1 million of non-cash charges for contract termination costs.

Note 9: Income Taxes

Our effective tax rates for the second quarter and first six months of fiscal 2011 were 30.3% and 23.2%, respectively, compared to 39.6% and 33.9% for the second quarter and first six months of fiscal 2010, respectively.  The effective tax rates for the second quarter and first six months of fiscal 2011 and fiscal 2010 were impacted by routine discrete items that resulted in a rate reduction of 11.2% and 17.6% for the second quarter and first six months of fiscal 2011, respectively.

Realization of our deferred tax assets is dependent on generating sufficient future taxable income.  Valuation allowances of $46.5 million associated with certain U.S. federal and state deferred tax assets could be reduced in fiscal 2012 based on, among other factors, the level of taxable income generated in fiscal 2012.

Note 10: Variable Interest Entities

We had two consolidated VIEs during the second quarter and first six months of fiscal 2011 representing 22 stores and three consolidated VIEs during the second quarter and first six months of fiscal 2010 representing 31 stores.  As of April 25, 2010, the first day of our current fiscal year, we deconsolidated our Toronto, Ontario, VIE.  This resulted in a decrease of eight stores for our VIEs when comparing the second quarter and first six months of fiscal 2011 to the second quarter and first six months of fiscal 2010.  We deconsolidated our Toronto, Ontario, VIE based on a change to our accounting policy as discussed in Note 1.

The table below shows the amount of assets and liabilities from VIEs included in our Consolidated Balance Sheet as of October 23, 2010, and April 24, 2010:

	As of
(Unaudited, amounts in thousands)	10/23/10	04/24/10
Cash and equivalents	$1,253	$2,075
Receivables, net	103	114
Inventories, net	5,565	11,884
Other current assets	612	1,745
Property, plant and equipment, net	3,410	8,940
Other long-term assets, net	163	148
Total assets	$11,106	$24,906

Current portion of long-term debt	$—	$128
Accounts payable	465	1,048
Accrued expenses and other current liabilities	4,700	7,776
Long-term debt	2	1,770
Other long-term liabilities	2,777	2,852
Total liabilities	$7,944	$13,574

The overall decrease in total assets and total liabilities of our VIEs shown in the table above was impacted by the deconsolidation of our Toronto, Ontario, VIE.

In addition to our consolidated VIEs, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we were not the primary beneficiary.  Our total exposure to losses related to these dealers was $3.5 million which consists of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We have not provided additional financial or other support to these dealers during the second quarter and first six months of fiscal 2011, and have no obligations or commitments to provide further support.

Note 11: Earnings per Share

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/10	10/24/09	10/23/10	10/24/09
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$3,945	$5,966	$3,729	$7,543
Income allocated to participating securities	(77)	(123)	(72)	(134)
Net income available to common shareholders	$3,868	$5,843	$3,657	$7,409

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/23/10	10/24/09	10/23/10	10/24/09
Denominator:
Basic common shares (based upon weighted average)	51,855	51,527	51,820	51,503
Add:
Stock option dilution	359	228	408	48
Diluted common shares	52,214	51,755	52,228	51,551

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

The effect of options to purchase 1.3 million and 1.9 million shares for the quarters ended October 23, 2010, and October 24, 2009, with a weighted average exercise price of $15.30 and $14.97, respectively, was excluded from the diluted share calculation as the exercise prices of these options were higher than the weighted average share price for the quarters and including them would have been anti-dilutive.

Note 12: Fair Value Measurements

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of October 23, 2010:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$8,313	$2,153	$—

Liabilities
Interest rate swap	—	(341)	—
Total	$8,313	$1,812	$—

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

Note 13:  Hedging Activities

During fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge.  This swap hedges the interest on $20.0 million of floating rate debt.  Under the swap, we are required to pay 3.33% through May 16, 2011, and we receive three-month LIBOR from the counterparty. This offsets the three-month LIBOR component of interest which we are required to pay on $20.0 million of floating rate debt. The interest rate on this debt as of October 23, 2010, was three-month LIBOR plus 1.75%.

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

For the second quarter and first six months of fiscal 2011, we deferred gains of $0.2 million and $0.3 million, respectively, into accumulated other comprehensive loss, compared to losses of $0.7 million in the second quarter and first six months of fiscal 2010.  The fair value of our interest rate swap at October 23, 2010, was $0.3 million, which was included in other current liabilities. The fair value of our interest rate swap at April 24, 2010, was $0.6 million, which was included in other long-term liabilities.  We expect to reclassify $0.3 million of losses into earnings in the next seven months.

Note 14:  Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2009 and December 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the consolidation guidance applicable to VIEs. The guidance affects all entities currently within the scope of FASB ASC 810, Consolidation.  We adopted these amendments as of April 25, 2010, the first day of our fiscal year.  As a result of the adoption of these amendments, one of our VIEs, with assets of $11.9 million as of April 24, 2010, and sales and operating income of $4.6 million and $0.4 million, net of eliminations, respectively, in the second quarter of fiscal 2010 and $8.3 million and $1.3 million, net of eliminations, respectively, in the first six months of fiscal 2010 was deconsolidated during fiscal 2011.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued amendments to the criteria for separating consideration in multiple-deliverable arrangements.  These amendments will establish a selling price hierarchy for determining the selling price of a deliverable.  The amendments will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  These amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  These amendments will expand disclosures related to vendor’s multiple-deliverable revenue arrangements.  These amendments will be effective for our fiscal 2012 year end.  We are currently evaluating the impact these amendments will have on our consolidated financial statements and disclosures.

In July 2010, the Financial Accounting Standards Board issued amendments to the disclosures about the credit quality of financing receivables and the allowances for credit losses.  This amendment is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  This amendment will expand disclosures related to credit quality of financing receivables and the allowances for credit losses.  This amendment will be effective for our third quarter of fiscal 2011.  The adoption of this amendment will not have a material impact on our consolidated financial statements as it only impacts our disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have prepared this Management’s Discussion and Analysis to help you better understand our financial results. You should read it in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. After a cautionary note about forward-looking statements, we begin with an introduction to our key businesses and strategies. We then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of recovery from the recent economic recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) continued energy and other commodity price changes; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions, product recalls or costs; (i) restructuring actions; (j) changes in the domestic or international regulatory environment; (k) adopting new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes and tornadoes; (m) our ability to procure fabric rolls and leather hides or cut and sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology system failures; and (p) the matters discussed in Item 1A of our fiscal 2010 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to, and expressly disclaim any such obligation to, update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products and casegoods (wood) furniture products. Our La-Z-Boy brand is the most recognized brand in the furniture industry, and we are the leading global producer of reclining chairs.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 305 La-Z-Boy Furniture Galleries® stores, each dedicated to marketing our La-Z-Boy branded products.   We own 68 of those stores and the rest are independently owned and operated, which include 22 stores owned by our consolidated VIEs.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service.  Taken together, the 305 stores in our La-Z-Boy Furniture Galleries® network make up the largest single-branded upholstered furniture retailer in North America.

We also distribute our products through Comfort Studios®, defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products.  On average, these independent retailers dedicate approximately 5,000 square feet of floor space to the Comfort Studios® located within their stores.  As of October 23, 2010, there were 532 Comfort Studios®.  In addition to the Comfort Studios® dedicated to La-Z-Boy branded products, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs.

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

•
Casegoods Group.  Our Casegoods Group is primarily an importer, marketer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers, and accent pieces, as well as some coordinated upholstered furniture.  The operating units in the Casegoods Group consist of two subgroups: one consisting of American Drew, Lea, and Hammary, and the second being Kincaid.

•
Retail Group.  Our Retail Group consists of the 68 company-owned La-Z-Boy Furniture Galleries® stores located in eight markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida.  The Retail Group primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Financial Highlights

In addition to a general tightening of consumer discretionary spending as it relates to the furniture industry and other big ticket items, our business has been significantly impacted by the challenging global economic conditions.  High unemployment, low consumer confidence and a declining housing market have all resulted in negative pressure on the economy.  We have also seen a growing consumer preference for lower-priced promotional products which has decreased our average selling price.  Over the past few years we have made significant changes to all of our operating segments in order to meet the changing consumer demand.  Our Upholstery Group has had higher raw material costs so far this year compared to fiscal 2010, though we have experienced some improvement since the first quarter of fiscal 2011.  Our Casegoods Group has seen improved results due to the consolidation of manufacturing facilities, as well as the consolidation of administrative functions completed at the end of fiscal 2010.  Our Retail Group has continued to focus on reducing costs and increasing sales volumes through improving selling processes and improving sales conversion rates on the consumer traffic in our stores.

Variable Interest Entities

We have special operating agreements in place with two independent dealers that are VIEs which cause us to be considered their primary beneficiary.  For the second quarter and first six months of fiscal 2011 we included these two VIEs, operating 22 La-Z-Boy Furniture Galleries® stores, in our Consolidated Statement of Operations.  In the second quarter and first six months of fiscal 2010 we consolidated three VIEs, operating 31 stores.

Results of Operations
Fiscal 2011 Second Quarter Compared to Fiscal 2010 Second Quarter

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	10/23/10	10/24/09	Percent change
Consolidated sales	$292,982	$300,707	(2.6)%
Consolidated operating income	5,339	9,303	(42.6)%
Consolidated operating margin	1.8%	3.1%

Consolidated sales decreased $7.7 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The deconsolidation of our Toronto, Ontario, VIE resulted in a decrease of $4.6 million, net of eliminations, in our consolidated sales when comparing the second quarter of fiscal 2011 to the second quarter of fiscal 2010.  Additionally, the challenging economic conditions continued to negatively impact our sales volume.

Our second quarter fiscal 2011 operating margin decreased by 1.3 percentage points compared to the second quarter of fiscal 2010.  Our Casegoods and Retail segments’ operating margins increased during the second quarter of fiscal 2011, but this was somewhat offset by a decrease in our Upholstery segment’s operating margin.

•	Our gross margin decreased 2.4 percentage points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.
o	Increases in raw material costs resulted in a 2.1 percentage point decrease in our consolidated gross margin.
o	Decreases in sales pricing and changes in the product mix resulted in a 0.9 percentage point decrease in gross margin.
o	Offsetting the raw material, sales pricing and changes in the product mix were ongoing cost reductions.
•	Decreases in incentive compensation expenses during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 resulted in a 0.9 percentage point increase in our operating margin.

Upholstery Group
(Unaudited, amounts in thousands, except percentages)	10/23/10	10/24/09	Percent Change
Sales	$224,878	$232,780	(3.4)%
Operating income	17,055	25,328	(32.7)%
Operating margin	7.6%	10.9%

Sales

Our Upholstery Group’s sales decreased $7.9 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  Sales price changes and product mix changes resulted in a 1.2 percentage point decrease in sales.  We believe this was the result of a shift in the overall market demand to more promotional products decreasing our average selling price.

Operating Margin

Our Upholstery Group’s operating margin decreased 3.3 percentage points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

•	The segment’s gross margin decreased 2.7 percentage points during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to increased raw material costs.
•	Decreases in sales pricing and changes in the product mix of this segment resulted in a 1.1 percentage point decrease in the segment’s operating margin.
•	Offsetting the raw material, sales pricing and product mix changes mentioned above were ongoing cost reductions, as well as decreases in the segment’s employee incentive compensation expenses.

Casegoods Group
(Unaudited, amounts in thousands, except percentages)	10/23/10	10/24/09	Percent change
Sales	$39,509	$37,302	5.9%
Operating income (loss)	1,376	(184)	847.8%
Operating margin	3.5%	(0.5)%

Sales

Our Casegoods Group’s sales increased $2.2 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The majority of the change was a result of broader placement of our various product lines at independent dealers.

Operating Margin

Our Casegoods Group’s operating margin increased 4.0 percentage points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

•
The segment’s gross margin increased 2.0 percentage points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 mainly due to efficiencies realized in its manufacturing facility and warehousing operations as a result of the restructuring plan completed at the end of fiscal 2010.

•
A decrease in employee expenses and incentive compensation expenses for this segment resulted in a 1.2 percentage point increase in operating margin.  The consolidation of our Hammary operations with our American Drew/Lea operations positively impacted this segment’s operating margin due to the reduction in headcount and elimination of duplicate selling, general and administrative functions.

•
In the second quarter of fiscal 2010 our Hammary operating unit recorded a reserve related to a product recall at that time.  A portion of this reserve was reversed during the second quarter of fiscal 2011, positively impacting this segment’s operating margin.

 Retail Group
(Unaudited, amounts in thousands, except percentages)	10/23/10	10/24/09	Percent change
Sales	$39,246	$38,014	3.2%
Operating loss	(4,360)	(5,301)	17.8%
Operating margin	(11.1)%	(13.9)%

Sales

Our Retail Group’s sales increased $1.2 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  The increase in sales was a result of improved sales conversion rates on the consumer traffic in our stores during the quarter.

Operating Margin

Our Retail Group’s operating margin increased 2.8 percentage points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  Our Retail Group continues to experience negative margins due to our high lease expense to sales volume ratio.

•
The segment experienced a 0.4 percentage point improvement in gross margin during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to changes in the segment’s sales initiatives and merchandising.

•	A decrease in employee incentive compensation expenses for this segment resulted in a 1.0 percentage point increase in operating margin.
•
The remainder of the improvement in our Retail Group’s operating margin was a result of the overall decrease in selling, general and administrative expenses coupled with the increase in sales for this segment.

VIEs

Our VIEs’ sales decreased $4.5 million in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  This was mainly the result of deconsolidating our Toronto, Ontario, VIE, which reduced the number of stores for our VIEs to 22 for the second quarter of fiscal 2011, compared to 31 for the second quarter of fiscal 2010. Our VIEs had an operating loss of $1.1 million in the second quarter of fiscal 2011, compared to $0.9 million in the second quarter of fiscal 2010.  The increase in operating loss was mainly due to our Toronto, Ontario, VIE, which was a profitable VIE, no longer being consolidated in the second quarter of fiscal 2011.

Interest Expense

Interest expense for the second quarter of fiscal 2011 was less than the second quarter of fiscal 2010 due to a $0.8 million decrease in our average debt.  Our weighted average interest rate decreased 0.2 percentage points in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.   Additionally, our interest expense was positively impacted by our Toronto, Ontario, VIE no longer being consolidated in the second quarter of fiscal 2011.

Income Taxes

Our effective tax rate for the second quarter of fiscal 2011 was 30.3% compared to 39.6% for the second quarter of fiscal 2010.  The effective tax rate for the second quarter of fiscal 2011 and fiscal 2010 was impacted by routine discrete items that resulted in a rate reduction of 11.2% for the second quarter of fiscal 2011.

Results of Operations
Fiscal 2011 Six Months Compared to Fiscal 2010 Six Months

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	10/23/10	10/24/09	Percent change
Consolidated sales	$556,296	$563,378	(1.3)%
Consolidated operating income	3,689	10,908	(66.2)%
Consolidated operating margin	0.7%	1.9%

Consolidated sales decreased $7.1 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  Sales volume of our operating segments experienced a slight increase during the first six months of fiscal 2011.  However, the deconsolidation of our Toronto, Ontario, VIE resulted in a decrease of $8.3 million, net of eliminations, in our consolidated sales.

Our operating margin decreased by 1.2 percentage points in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. Our Casegoods and Retail segments’ operating margins increased during the first six months of fiscal 2011, but this was somewhat offset by a decrease in our Upholstery segment’s operating margin.

•	Our gross margin decreased by 2.5 percentage points during the first six months of fiscal 2011 compared to the first six months of fiscal 2010.
o	Increases in raw material costs resulted in a 2.1 percentage point decrease in our consolidated gross margin.
o	Decreases in sales pricing and changes in the product mix resulted in a 0.6 percentage point decrease in gross margin.
o	Offsetting the raw material, sales pricing and product mix changes were ongoing costs reductions.
•
Decreases in incentive compensation expenses during the first six months of fiscal 2011 compared to the first six months of fiscal 2010 resulted in a 0.6 percentage point improvement in our operating margin.

Upholstery Group
(Unaudited, amounts in thousands, except percentages)	10/23/10	10/24/09	Percent change
Sales	$426,812	$429,472	(0.6)%
Operating income	27,112	41,051	(34.0)%
Operating margin	6.4%	9.6%

Sales

Our Upholstery Group’s sales decreased $2.7 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  Sales price changes and changes in our product mix resulted in a 1.2 percentage point decrease in sales.  We believe this was the result of a shift in the overall market demand to more promotional products decreasing our average selling price.

Operating Margin

Our Upholstery Group’s operating margin decreased 3.2 percentage points in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.

•
The segment’s gross margin decreased by 3.2 percentage points during the first six months of fiscal 2011 compared to the first six months of fiscal 2010, mainly due to increased raw material costs.  Raw material price increases caused a 2.8 percentage point decrease in the segment’s operating margin.

•	Decreases in sales pricing and changes in the product mix of this segment resulted in a 1.2 percentage point decrease in the segment’s operating margin.
•
Increases in our warehousing expense resulted in a 0.6 percentage point decrease in the segment’s operating margin.  This increase was the result of the addition of our new regional distribution center opened at the end of fiscal 2010.

•	Offsetting the raw material, sales pricing and product mix changes mentioned above were ongoing cost reductions, as well as decreases in the segment’s employee incentive compensation costs.

Casegoods Group
(Unaudited, amounts in thousands, except percentages)	10/23/10	10/24/09	Percent change
Sales	$76,359	$73,167	4.4%
Operating income (loss)	2,951	(305)	N/M
Operating margin	3.9%	(0.4)%

Sales

Our Casegoods Group’s sales increased $3.2 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  The majority of the increase in sales volume was the result of broader placement of our various product lines at independent dealers.  Additionally, we offered higher than normal discounts on casegoods during the first six months of fiscal 2010 in order to sell slow moving and obsolete inventory.  This was not continued in the first six months of fiscal 2011.  The changes in discounting for our Casegoods Group resulted in a 1.9 percentage point improvement in sales for the first six months of fiscal 2011 compared to the first six months of fiscal 2010.

Operating Margin

Our Casegoods Group’s operating margin increased 4.3 percentage points in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.

•
The segment’s gross margin increased 2.9 percentage points in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 mainly due to efficiencies realized in its manufacturing facility and warehousing operations as a result of the restructuring plan completed at the end of fiscal 2010.

•
A decrease in employee expenses and incentive compensation expenses for this segment resulted in a 1.0 percentage point increase in operating margin.  The consolidation of our Hammary operations with our American Drew/Lea operations positively impacted this segment’s operating margin due to the reduction in headcount and elimination of duplicate selling, general and administrative functions.

•
In the first six months of fiscal 2010 our Hammary operating unit recorded a reserve related to a product recall at that time.  A portion of this reserve was reversed during the first six months of fiscal 2011, positively impacting this segment’s operating margin.

Retail Group
(Unaudited, amounts in thousands, except percentages)	10/23/10	10/24/09	Percent change
Sales	$74,553	$73,976	0.8%
Operating loss	(9,284)	(10,969)	15.4%
Operating margin	(12.5)%	(14.8)%

Sales

Our Retail Group’s sales increased $0.6 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  The increase in sales was a result of improved sales conversion rates on the consumer traffic in our stores during the first six months.

Operating Margin

Our Retail Group’s operating margin increased 2.3 percentage points in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  Our Retail Group continues to experience negative margins due to our high lease expense to sales volume ratio.

•
The segment experienced a 2.0 percentage point improvement in gross margin during the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to changes in the segment’s sales initiatives and merchandising.

•	Increased advertising expense caused a 0.5 percentage point decrease in the segment’s operating margin as we continue to focus on driving additional traffic into our stores.
•	This segment’s operating margin improved due to decreases in their overall administrative expenses as we continue to focus on reducing costs.

VIEs

Our VIEs’ sales decreased $8.7 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  This was mainly the result of deconsolidating our Toronto, Ontario, VIE, which reduced the number of stores for our VIEs to 22 for the first six months of fiscal 2011, compared to 31 for the first six months of fiscal 2010. Our VIEs had an operating loss of $2.7 million in the first six months of fiscal 2011, compared to $1.1 million in the first six months of fiscal 2010.  The increase in operating loss was mainly due to our Toronto, Ontario, VIE, which was a profitable VIE, no longer being consolidated in the first six months of fiscal 2011.

Interest Expense

Interest expense for the first six months of fiscal 2011 was less than the first six months of fiscal 2010 due to a $5.5 million decrease in our average debt.  Our weighted average interest rate was flat in the first six months of fiscal 2011 compared to the first six months of fiscal 2010 and therefore had no impact on the change in interest expense. Additionally, our interest expense was positively impacted by our Toronto, Ontario, VIE no longer being consolidated in the first six months of fiscal 2011.

Income Taxes

Our effective tax rate for the first six months of fiscal 2011 was 23.2% compared to 33.9% for the first six months of fiscal 2010.  The effective tax rate for the first six months of fiscal 2011 and fiscal 2010 was impacted by routine discrete items that resulted in a rate reduction of 17.6% for the first six months of fiscal 2011.

Restructuring

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and to transfer production from our Tremonton, Utah, plant to our five remaining La-Z-Boy branded upholstery manufacturing facilities.  Our Utah facility ceased operations during the first quarter of fiscal 2009.  During the second quarter and first six months of fiscal 2011, we had a net reduction of estimated restructuring liabilities of $0.1 million, classified in total cost of sales, covering severance and benefits.  During the second quarter and first six months of fiscal 2010 we had a net reduction of estimated restructuring liabilities of $0.4 million and $0.3 million, respectively, classified in total cost of sales, covering severance and benefits.

During fiscal 2007 and fiscal 2008, several of our retail warehouses were consolidated into larger facilities and several underperforming stores were closed.  In the second quarter and first six months of fiscal 2011 we had restructuring charges of $0.1 million and $0.3 million, respectively, classified as an operating expense line item below selling, general and administrative, due to contract terminations relating to these actions.  During the second quarter and first six months of fiscal 2010 we had restructuring charges of $0.5 million and $0.8 million, respectively, classified as an operating expense line item below selling, general and administrative, due to contract terminations relating to these actions.

In fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert one of the facilities into a distribution center.  The consolidation of these plants was completed in the first quarter of fiscal 2010 and the conversion of the distribution center was completed in the fourth quarter of fiscal 2010.  In connection with this plan, we recorded restructuring charges of $1.1 million and $1.7 million during the second quarter and first six months of fiscal 2010, respectively, classified in total cost of sales, covering severance and benefits and other restructuring costs.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations and capital expenditures.  We had cash and equivalents of $83.7 million at October 23, 2010, compared to $108.4 million at April 24, 2010.  The decrease in cash and equivalents in the first six months of fiscal 2011 was primarily a result of accrued benefit payments and a decrease in accounts payable, as well as an increase in our inventory levels.

Under our credit agreement we have certain covenants and restrictions, including a 1.05 to 1.00 fixed charge coverage ratio requirement which would become effective if our excess availability fell below $30.0 million.  Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit agreement.  We do not expect to fall below the required excess availability threshold in the next twelve months.  As of October 23, 2010, we had $30.0 million outstanding on our credit facility and $97.2 million of excess availability, compared to $30.0 million outstanding on our credit facility and $90.6 million of excess availability as of April 24, 2010.

Our borrowing capacity is based on eligible trade accounts receivables and inventory.  During the first six months of fiscal 2011, our accounts receivable and inventory increased while the amount outstanding on our credit facility remained flat.  As a result, our capacity to borrow under the credit facility increased during the first six months of fiscal 2011. Subsequent to the second quarter of fiscal 2011 a reduction in the credit commitment on our credit facility to $175.0 million became effective.  We made this reduction because we expect our borrowing capacity to remain at or below $175.0 million.  This reduction in the credit commitment will also result in lower commitment fees on the unused portion of the credit facility.  This reduction had no impact on our overall availability to borrow on our credit facility.

Capital expenditures for the first six months of fiscal 2011 were $5.0 million compared with $2.8 million during the first six months of fiscal 2010.  We have no material commitments for capital expenditures.  Capital expenditures are expected to be in the range of $12.0 million to $14.0 million in fiscal 2011.  We expect that paying restructuring costs from transitioning our domestic cutting and sewing operations to Mexico and our ongoing costs for closed retail facilities will require approximately $0.6 million of cash during the remainder of fiscal 2011.

We expect to pay our contractual obligations due in the remainder of fiscal 2011 using our cash flow from operations, our $83.7 million of cash on hand as of October 23, 2010, and the $97.2 million of availability under our credit agreement.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Six Months Ended
(Unaudited, amounts in thousands)	10/23/10	10/24/09
Operating activities
Net income	$2,229	$6,883
Non-cash add backs and changes in deferred taxes	15,869	19,629
Restructuring	192	2,220
Working capital	(37,103)	7,273
Cash provided by (used for) operating activities	(18,813)	36,005

Investing activities	(5,235)	17,730

Financing activities
Net decrease in debt	(426)	(11,894)
Stock issued from stock plans	58	—
Cash used for financing activities	(368)	(11,894)

Exchange rate changes	277	(168)
Net increase (decrease) in cash and equivalents	$(24,139)	$41,673

Operating Activities

During the first six months of fiscal 2011, net cash used for operating activities was $18.8 million, compared with $36.0 million provided by operating activities in the first six months of fiscal 2010.  The main reasons for our decrease in cash flows from operating activities was the decrease in cash flow from working capital, as well as the decrease in net income during the first six months of fiscal 2011 compared to the first six months of fiscal 2010.  The majority of working capital cash used for operations in the first six months of fiscal 2011 was accrued benefit payments and a decrease in accounts payable, as well as an increase in inventory levels due to the improvement in some of our supply chain issues.  Our net income in the first six months of fiscal 2010, as well as positive cash flow from working capital were the main reasons for the positive cash flow from operating activities in the first six months of fiscal 2010.

Investing Activities

During the first six months of fiscal 2011, net cash used for investing activities was $5.2 million, compared with $17.7 million of cash provided by investing activities during the first six months of fiscal 2010.  The majority of the net cash used for investing activities during the first six months of fiscal 2011 was $5.0 million in capital expenditures.  The net cash provided by investing activities during the first six months of fiscal 2010 resulted primarily from a $17.0 million change in restricted cash during the first six months of fiscal 2010.

Financing Activities

During the first six months of fiscal 2011, net cash used for financing activities was $0.4 million, compared to $11.9 million in the first six months of fiscal 2010.  The net cash used for financing activities during the first six months of fiscal 2011 and fiscal 2010 primarily related to the repayment of debt.

Other

Our balance sheet at the end of the second quarter of fiscal 2011 reflected a $1.9 million liability for uncertain income tax positions.  We expect that a portion of this liability will be settled within the next 12 months.  The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.

During the first six months of fiscal 2011 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2010 Annual Report on Form 10-K.

Realization of our deferred tax assets is dependent on generating sufficient future taxable income.  Valuation allowances of $46.5 million associated with certain U.S. federal and state deferred tax assets could be reduced in fiscal 2012 based on, among other factors, the level of taxable income generated in fiscal 2012.

Our debt-to-capitalization ratio was 11.6% at October 23, 2010, and 12.3% at April 24, 2010.  Capitalization is defined as total debt plus total equity.

Our board of directors has authorized the repurchase of company stock.  As of October 23, 2010, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first six months of fiscal 2011.

We have guaranteed various leases and notes of dealers with proprietary stores. The total amount of these guarantees was $2.1 million at October 23, 2010. Of this, $1.6 million will expire within one year and $0.5 million in one to two years.  At the end of the second quarter of fiscal 2011, we had $34.5 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

During fiscal 2011, we are not statutorily required to make any contributions to our defined benefit plan.  However, in order to receive tax benefits we expect to make a $2.5 million contribution to our defined benefit plan during the second half of fiscal 2011, although this contribution is not required until fiscal 2012.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 24, 2010.  There were no material changes, except as disclosed in Note 1, to our critical accounting policies during the first six months of fiscal 2011.

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

Recent Accounting Pronouncements

Refer to Note 14 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 24, 2010.

Business Outlook
Although we remain concerned about the macroeconomic environment with consumer confidence and housing turnover remaining at low levels, we are making moves to position La-Z-Boy to take full advantage of an upturn in consumer spending for furniture. We have the strongest brand in the business and believe our new marketing campaign, featuring Brooke Shields, and a targeted message will enhance our market penetration and reach.  Additionally, we are making investments across other areas of the business which will strengthen our operating platform to fuel growth and build market share while capitalizing on our strong balance sheet and vast network of branded distribution.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2011 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2010.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of October 23, 2010, were not effective due to a material weakness in our internal controls over financial reporting identified during the second quarter of fiscal 2011, as described below.  Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Material Weakness – Accounting Oversight of our VIEs. During the quarter we identified deficiencies in the effectiveness of our internal control over financial reporting related to our VIEs.  Specifically, our controls related to the account analysis and consolidation process for the VIEs did not operate at the same level of precision as the more rigorous controls used with respect to the consolidation and analysis of the various company-owned businesses in order for timely detection of any possible misstatements of the consolidated financial statements. We discovered that these control deficiencies had resulted in errors in some of our previously issued financial statements, none of which was material to any of the periods presented in those financial statements, but which will require us to revise our prior period account balances as we report them in future filings for cost of goods sold, selling, general and administrative expenses, inventory, accrued rent and other accrued liabilities.  Additionally, this control deficiency could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has determined that these control deficiencies when aggregated constitute a material weakness.

Our internal controls relating to VIEs will incorporate the processes and financial reporting controls that have been established for our various company-owned businesses.  We believe that this material weakness will be remediated by the end of fiscal 2011, subject to testing as part of our annual assessment of the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended October 23, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first six months of fiscal 2011.  Our risk factors are disclosed in our Form 10-K for the year ended April 24, 2010.

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

(10.1)	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 18, 2010)
(10.2)	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 23, 2010

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer