Form 10-Q
period 2011-01-22
LA-Z-BOY INC
filed 2011-02-15
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JANUARY 22, 2011
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                   No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 8, 2011
Common Shares, $1.00 par value	51,864,806

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2011

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended

(Unaudited, amounts in thousands, except per share data)	01/22/11	01/23/10
Sales	$291,943	$305,094
Cost of sales
Cost of goods sold	203,662	206,930
Restructuring	(65)	392
Total cost of sales	203,597	207,322
Gross profit	88,346	97,772
Selling, general and administrative	78,057	83,811
Restructuring	297	201
Operating income	9,992	13,760
Interest expense	561	577
Interest income	250	140
Income from Continued Dumping and Subsidy Offset Act, net	903	4,436
Other income (expense), net	251	(593)
Earnings before income taxes	10,835	17,166
Income tax expense	2,451	6,502
Net income	8,384	10,664
Net loss attributable to noncontrolling interests	1,626	489
Net income attributable to La-Z-Boy Incorporated	$10,010	$11,153

Basic average shares	51,865	51,546
Basic net income attributable to La-Z-Boy Incorporated per share	$0.19	$0.21

Diluted average shares	52,270	51,845
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.19	$0.21

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended

(Unaudited, amounts in thousands, except per share data)	01/22/11	01/23/10
Sales	$848,239	$868,472
Cost of sales
Cost of goods sold	602,101	594,645
Restructuring	(148)	1,791
Total cost of sales	601,953	596,436
Gross profit	246,286	272,036
Selling, general and administrative	232,033	246,346
Restructuring	572	1,022
Operating income	13,681	24,668
Interest expense	1,743	2,387
Interest income	716	615
Income from Continued Dumping and Subsidy Offset Act, net	903	4,436
Other income (expense), net	182	242
Earnings before income taxes	13,739	27,574
Income tax expense	3,126	10,027
Net income	10,613	17,547
Net loss attributable to noncontrolling interests	3,126	1,149
Net income attributable to La-Z-Boy Incorporated	$13,739	$18,696

Basic average shares	51,835	51,517
Basic net income attributable to La-Z-Boy Incorporated per share	$0.26	$0.36

Diluted average shares	52,242	51,595
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.26	$0.36

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	01/22/11	04/24/10
Current assets
Cash and equivalents	$109,632	$108,427
Receivables, net of allowance of $23,318 at 01/22/11 and $20,258 at 04/24/10	154,277	165,001
Inventories, net	142,051	132,480
Deferred income taxes – current	2,314	2,305
Other current assets	19,443	18,862
Total current assets	427,717	427,075
Property, plant and equipment, net	128,310	138,857
Trade names	3,100	3,100
Deferred income taxes – long-term	458	458
Other long-term assets	36,357	38,293
Total assets	$595,942	$607,783

Current liabilities
Current portion of long-term debt	$5,099	$1,066
Accounts payable	50,734	54,718
Accrued expenses and other current liabilities	77,061	91,523
Total current liabilities	132,894	147,307
Long-term debt	40,030	46,917
Other long-term liabilities	66,557	70,445
Contingencies and commitments	—	—
Equity
La-Z-Boy Incorporated shareholders’ equity:
Common shares, $1 par value	51,865	51,770
Capital in excess of par value	201,544	201,873
Retained earnings	124,138	106,466
Accumulated other comprehensive loss	(18,753)	(20,284)
Total La-Z-Boy Incorporated shareholders' equity	358,794	339,825
Noncontrolling interests	(2,333)	3,289
Total equity	356,461	343,114
Total liabilities and equity	$595,942	$607,783

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	01/22/11	01/23/10
Cash flows from operating activities
Net income	$10,613	$17,547
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on sale of assets	112	(50)
Restructuring	424	2,813
Provision for doubtful accounts	3,739	5,593
Depreciation and amortization	17,745	19,186
Stock-based compensation expense	3,043	4,082
Pension plan contributions	(2,500)	—
Change in receivables	10,995	(14,101)
Change in inventories	(14,138)	(4,192)
Change in other assets	(3,120)	6,224
Change in payables	(3,232)	6,676
Change in other liabilities	(12,976)	15,222
Change in deferred taxes	11	(301)
Total adjustments	103	41,152
Net cash provided by operating activities	10,716	58,699

Cash flows from investing activities
Proceeds from disposals of assets	423	1,925
Capital expenditures	(8,169)	(5,708)
Purchases of investments	(8,290)	(3,934)
Proceeds from sales of investments	8,013	5,793
Change in restricted cash	—	17,507
Other	(51)	129
Net cash provided by (used for) investing activities	(8,074)	15,712

Cash flows from financing activities
Proceeds from debt	30,488	31,391
Payments on debt	(31,450)	(43,736)
Stock issued from stock plans	58	—
Net cash used for financing activities	(904)	(12,345)

Effect of exchange rate changes on cash and equivalents	99	81
Change in cash and equivalents	1,837	62,147
Cash reduction upon deconsolidation of VIE	(632)	—
Cash and equivalents at beginning of period	108,427	17,370
Cash and equivalents at end of period	$109,632	$79,517

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 25, 2009 (previously reported)	$51,478	$205,945	$67,431	$(22,559)	$4,137	$306,432
Cumulative effect of accounting corrections			(2,404)	(609)		(3,013)
Comprehensive income
Net income (loss)			32,701		(1,341)
Unrealized gain on marketable securities arising during the period				2,685
Reclassification adjustment for gain on marketable securities included in net income				(97)
Translation adjustment				(190)	403
Change in fair value of cash flow hedge				146
Net pension amortization and net actuarial loss				340
Total comprehensive income						34,647
Stock issued for stock and employee benefit plans, net of cancellations	292	(9,294)	8,738			(264)
Stock option, restricted stock and performance based stock expense		5,222				5,222
Change in noncontrolling interest					90	90
At April 24, 2010	51,770	201,873	106,466	(20,284)	3,289	343,114

Comprehensive income
Net income (loss)			13,739		(3,126)
Unrealized loss on marketable securities arising during the period				499
Reclassification adjustment for gain on marketable securities included in net income				(471)
Translation adjustment				(186)	221
Net pension amortization				1,305
Change in fair value of cash flow hedge				384
Total comprehensive income						12,365
Stock issued for stock and employee benefit plans, net of cancellations	95	(3,372)	3,008			(269)
Stock option and restricted stock expense		3,043				3,043
Cumulative effect of change in accounting for equity and noncontrolling interest			925		(2,717)	(1,792)
At January 22, 2011	$51,865	$201,544	$124,138	$(18,753)	$(2,333)	$356,461

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying financial statements include the consolidated accounts of La-Z-Boy Incorporated, our wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which we are the primary beneficiary.  The April 24, 2010 balance sheet was derived from audited financial statements.  The interim financial information is prepared in conformity with generally accepted accounting principles, and such principles are applied on a basis consistent with those reflected in our fiscal 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period.  The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 30, 2011. Fiscal 2011 is a 53 week year as compared to fiscal 2010 which was 52 weeks.  The additional week occurs in the fourth quarter of fiscal 2011.

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

The impact of the deconsolidation on our Consolidated Statements of Income was minimal.  Sales and operating income, net of eliminations, for our Toronto, Ontario, VIE for the third quarter and first nine months of fiscal 2010 were $6.6 million (sales) and $1.1 million (operating income) and $14.9 million (sales) and $2.4 million (operating income), respectively.  The most significant impacts on our Consolidated Balance Sheet were a decrease to current assets of $6.9 million, a decrease to long-term assets of $5.0 million, and a decrease to noncontrolling interest by $2.8 million. We recognized a non-cash gain of $0.9 million at April 25, 2010. This gain is categorized as a cumulative effect to retained earnings during the first nine months of fiscal 2011.  There was no impact on earnings per share as a result of the deconsolidation.

During the second quarter of fiscal 2011, we corrected our historical financial statements for errors primarily related to inventory, inter-company accounts payable and lease expense related to our VIEs.  These corrections did not impact our net income attributable to La-Z-Boy Incorporated on a per share basis for the third quarter or first nine months of fiscal 2011 or fiscal 2010.  Certain of these corrections related to periods prior to fiscal 2010 and as such have been reflected in the accompanying financial statements as an adjustment to our opening retained earnings account.

As a result of above mentioned corrections, during the second quarter of fiscal 2011, we also revised our historical financial statements to correct a previously disclosed out-of-period reduction to cost of goods sold, with a corresponding adjustment to accumulated other comprehensive income.  This revision resulted in an after-tax $0.6 million decrease in our net income attributable to La-Z-Boy Incorporated for the first nine months of fiscal 2010 but did not impact our fiscal 2010 third quarter net income attributable to La-Z-Boy Incorporated.

Additionally, we corrected our fiscal 2010 tax provision which, resulted in a $0.2 million and $0.4 million increase for the fiscal 2010 third quarter and first nine months, respectively, to our net income attributable to La-Z-Boy Incorporated.

We determined that the cumulative impact of recording the corrections mentioned above in fiscal 2011 would be material to our projected fiscal 2011 full year results.  However, we determined that the corrections were not material, either individually or in the aggregate, to any of our prior fiscal years or interim periods.  Consequently, we revised and will revise our historical financial statements for the related prior periods when they are presented in future filings.  Because our analysis concluded that these corrections were immaterial to any prior period, we have not amended any of our previous filings with the Securities and Exchange Commission.

The following tables set forth the significant impacts of the corrections to our Consolidated Statements of Income for the quarter and nine months ended January 23, 2010, and our Consolidated Balance Sheet as of April 24, 2010:

	Quarter Ended 01/23/10
(Unaudited, amounts in thousands, except per share data)	01/23/10 (as previously reported)	Adjustments	01/23/10 (as adjusted)
Net income attributable to La-Z-Boy Incorporated	$10,976	$177	$11,153
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.21	$—	$0.21

	Nine Months Ended 01/23/10
(Unaudited, amounts in thousands, except per share data)	01/23/10 (as previously reported)	Adjustments	01/23/10 (as adjusted)
Net income attributable to La-Z-Boy Incorporated	$18,866	$(170)	$18,696
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.36	$—	$0.36

	As of 04/24/10
(Unaudited, amounts in thousands)	04/24/10 (as previously reported)	Adjustments	04/24/10 (as adjusted)
Inventories, net	$134,187	$(1,707)	$132,480
Other current assets	$18,159	$703	$18,862
Other long-term liabilities	$68,381	$2,064	$70,445
Retained earnings	$108,707	$(2,241)	$106,466
Accumulated other comprehensive income	$(20,251)	$(33)	$(20,284)
Noncontrolling interests	$4,141	$(852)	$3,289

Note 2: Allowance for Credit Losses

Effective for our fiscal third quarter, we have adopted the Financial Accounting Standards Board new disclosure requirements about the credit quality of financing receivables and the allowance for credit losses.  We have notes receivable balances due to us from various customers.   These notes receivable generally relate to past due accounts receivable which were transferred to a note receivable in order to secure further collateral from the customer.  The collateral from our customers is generally in the form of inventory or real estate.  Additionally, we have personal guarantees from the customer on these notes receivable.  In cases where we do not have sufficient collateral to support the carrying value of the note receivable, our policy is to recognize an allowance for credit losses for this difference.  As of the end of our third quarter of fiscal 2011, we had notes receivable of $10.5 million from 17 customers, with a corresponding allowance for credit losses on these notes receivable of $1.1 million, which is consistent with historical periods.  Our policy is not to accrue interest income on these notes receivable, but rather we record interest income, if any, when received.  Of the $10.5 million in notes receivable, $1.2 million is scheduled to be repaid within the next twelve months and therefore included as a component of current assets.

Note 3: Inventories

A summary of inventories is as follows:

		04/24/10
(Unaudited, amounts in thousands)	01/22/11	(as adjusted)
Raw materials	$66,661	$60,913
Work in process	12,026	11,018
Finished goods	88,071	85,256
FIFO inventories	166,758	157,187
Excess of FIFO over LIFO	(24,707)	(24,707)
Inventories, net	$142,051	$132,480

The April 24, 2010, inventory balances are as adjusted for the matters discussed in Note 1.

Note 4: Pension Plans

Net periodic pension costs were as follows:
	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/22/11	01/23/10	01/22/11	01/23/10
Service cost	$291	$261	$873	$783
Interest cost	1,356	1,400	4,068	4,200
Expected return on plan assets	(1,478)	(1,206)	(4,434)	(3,618)
Net amortization	435	527	1,305	1,581
Net periodic pension cost	$604	$982	$1,812	$2,946

During the third quarter of fiscal 2011, we made a $2.5 million discretionary contribution to our defined benefit pension plan.

Note 5: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to notes and leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The guarantees are generally for real estate leases and have remaining terms of one to two years. These guarantees enhance the credit of these dealers.

We would be required to perform under these agreements only if the dealer were to default on the guaranteed lease or note. The maximum amount of potential future payments under these guarantees was $1.6 million and $2.1 million as of January 22, 2011, and April 24, 2010, respectively.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/22/11	01/23/10	01/22/11	01/23/10
Balance as of the beginning of the period	$14,859	$14,293	$14,773	$14,394
Accruals during the period	3,436	3,658	10,146	10,378
Accrual adjustments	(1,115)	—	(1,115)	—
Settlements during the period	(3,372)	(3,479)	(9,996)	(10,300)
Balance as of the end of the period	$13,808	$14,472	$13,808	$14,472

During the third quarter of fiscal 2011, we reduced our accruals for warranty by $1.1 million.  This reduction was the result of the redesign of a mechanism that had historically experienced high claims activity.

Note 6:  Stock-Based Compensation

Total compensation expense recognized in the Consolidated Statement of Income for all equity based compensation was $0.6 million and $3.0 million, for the third quarter and first nine months of fiscal 2011, respectively.  For the third quarter and first nine months of fiscal 2010, we recorded compensation expense for all equity based compensation of $1.5 million and $4.1 million, respectively.

Note 7:  Total Comprehensive Income

The components of total comprehensive income are as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/22/11	01/23/10	01/22/11	01/23/10
Net income	$8,384	$10,664	$10,613	$17,547
Other comprehensive income (loss):
Currency translation adjustment	(484)	50	35	(48)
Change in fair value of cash flow hedge	148	11	384	13
Net unrealized gains (losses) on marketable securities arising during the period	293	598	28	2,136
Net pension amortization	435	527	1,305	1,582
Total other comprehensive income	392	1,186	1,752	3,683
Total comprehensive income before allocation to noncontrolling interest	8,776	11,850	12,365	21,230
Comprehensive loss attributable to noncontrolling interest	1,767	449	2,905	956
Comprehensive income attributable to La-Z-Boy Incorporated	$10,543	$12,299	$15,270	$22,186

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

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/22/11	01/23/10	01/22/11	01/23/10
Sales
Upholstery Group	$225,213	$234,262	$652,025	$663,734
Casegoods Group	35,426	36,029	111,785	109,196
Retail Group	44,146	40,411	118,699	114,387
VIEs	10,173	15,629	25,459	39,616
Corporate and Other	612	603	1,438	4,143
Eliminations	(23,627)	(21,840)	(61,167)	(62,604)
Consolidated Sales	$291,943	$305,094	$848,239	$868,472

Operating Income (Loss)
Upholstery Group	$18,468	$26,071	$45,580	$67,122
Casegoods Group	1,648	292	4,599	(13)
Retail Group	(2,759)	(4,135)	(12,043)	(15,104)
VIEs	(1,130)	62	(3,842)	(1,063)
Corporate and Other	(6,003)	(7,937)	(20,189)	(23,461)
Restructuring	(232)	(593)	(424)	(2,813)
Consolidated Operating Income	$9,992	$13,760	$13,681	$24,668

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

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico. During the third quarter and first nine months of fiscal 2011, we had a net reduction of estimated restructuring liabilities of $0.1 million and $0.2 million, respectively, under this plan.  We expect to incur additional pre-tax restructuring charges of $0.2 million during the remainder of fiscal 2011.  During the third quarter and first nine months of fiscal 2010, we had a net reduction in estimated restructuring liabilities of $0.2 million and $0.5 million, respectively, under this plan.

During fiscal 2007 and 2008, several of our warehouse distribution centers were consolidated into larger facilities and several underperforming stores were closed. In the third quarter and first nine months of fiscal 2011, we had pre-tax restructuring charges of $0.3 million and $0.6 million, respectively, related to contract terminations.  We expect to incur less than $0.1 million of additional charges in the remainder of fiscal 2011.  During the third quarter and first nine months of fiscal 2010, we had pre-tax restructuring charges of $0.2 million and $1.0 million, respectively, related to contract terminations.

During fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants and convert another facility into a distribution center.  During the third quarter and first nine months of fiscal 2010, we had pre-tax restructuring charges of $0.6 million and $2.3 million, respectively, covering severance and benefits and other restructuring costs.

For the current fiscal year through January 22, 2011, restructuring liabilities along with pre-tax charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2011
(Unaudited, amounts in thousands)	04/24/10 Balance	Charges to Expense *	Cash Payments or Asset Write-Downs	01/22/11 Balance
Severance and benefit-related costs	$492	$(148)	$(249)	$95
Contract termination costs	292	572	(710)	154
Total restructuring	$784	$424	$(959)	$249
* Charges to expense include $0.1 million of non-cash charges for contract termination costs.

Note 10: Income Taxes

Our effective tax rates for the third quarter and first nine months of fiscal 2011 were 22.6% and 22.8%, respectively, compared to 37.8% and 36.4% for the third quarter and first nine months of fiscal 2010, respectively.  The effective tax rates for the third quarter and first nine months of fiscal 2011 were impacted by changes in the valuation allowance for deferred taxes due to current year temporary timing differences that resulted in a rate reduction of 16.2 percentage points for both the third quarter and first nine months of fiscal 2011.  Of particular significance is the valuation allowance attributable to the tax benefits associated with our southern California VIE, which resulted in a rate reduction of 21.2 percentage points for both the third quarter and first nine months of fiscal 2011.  See Note 16 for further information.

Realization of our deferred tax assets is dependent on generating sufficient future taxable income.  Valuation allowances of $45.1 million associated with certain U.S. federal and state deferred tax assets could be reduced in fiscal 2012 based on, among other factors, the level of estimated taxable income generated in fiscal 2012 and beyond.

Note 11: Variable Interest Entities

We had two consolidated VIEs during the third quarter and first nine months of fiscal 2011 representing 23 stores (one new store was opened by a VIE during the third quarter of fiscal 2011) and three consolidated VIEs during the third quarter and first nine months of fiscal 2010 representing 31 stores.  As of April 25, 2010, the first day of our current fiscal year, we deconsolidated our Toronto, Ontario, VIE.  This resulted in a decrease of eight stores for our VIEs when comparing the third quarter and first nine months of fiscal 2011 to the third quarter and first nine months of fiscal 2010.  We deconsolidated our Toronto, Ontario, VIE based on a change to our accounting policy as discussed in Note 1.

The table below shows the amount of assets and liabilities from VIEs included in our Consolidated Balance Sheet as of January 22, 2011, and April 24, 2010 (and also reflects the adjustments described in Note 1):

	As of
(Unaudited, amounts in thousands)	01/22/11	04/24/10 (as adjusted)
Cash and equivalents	$1,140	$2,075
Receivables, net	226	114
Inventories, net	5,379	11,884
Other current assets	996	1,745
Property, plant and equipment, net	3,193	8,940
Other long-term assets, net	382	148
Total assets	$11,316	$24,906

Current portion of long-term debt	$—	$128
Accounts payable	333	1,048
Accrued expenses and other current liabilities	5,107	7,776
Long-term debt	—	1,770
Other long-term liabilities	2,729	2,852
Total liabilities	$8,169	$13,574

The overall decrease in total assets and total liabilities of our VIEs shown in the table above was impacted by the deconsolidation of our Toronto, Ontario, VIE.

In addition to our consolidated VIEs, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we are not the primary beneficiary.  Our total exposure to losses related to these dealers is $3.4 million, which consists primarily of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We have not provided additional financial or other support to these dealers during fiscal 2011 and have no obligations or commitments to provide further support.

Note 12: Earnings per Share

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/22/11	01/23/10	01/22/11	01/23/10
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$10,010	$11,153	$13,739	$18,696
Income allocated to participating securities	(200)	(226)	(269)	(348)
Net income available to common shareholders	$9,810	$10,927	$13,470	$18,348

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/22/11	01/23/10	01/22/11	01/23/10
Denominator:
Basic common shares (based upon weighted average)	51,865	51,546	51,835	51,517
Add:
Stock option dilution	405	299	407	78
Diluted common shares	52,270	51,845	52,242	51,595

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

The effect of options to purchase 1.3 million and 1.8 million shares for the quarters ended January 22, 2011, and January 23, 2010, with a weighted average exercise price of $15.32 and $14.99, respectively, was excluded from the diluted share calculation as the exercise prices of these options were higher than the average share price for the quarters and including them would have been anti-dilutive.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis.  Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.  We did not measure any material assets or liabilities at fair value on a non-recurring basis during fiscal 2011 or fiscal 2010.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of January 22, 2011:

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$8,287	$2,542	$—

Liabilities
Interest rate swap	—	(193)	—
Total	$8,287	$2,349	$—

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

Note 14:  Hedging Activities

During fiscal 2009, we entered into an interest rate swap agreement which we accounted for as a cash flow hedge.  This swap hedges the interest on $20.0 million of floating rate debt.  Under the swap, we are required to pay 3.33% through May 16, 2011, and we receive three-month LIBOR from the counterparty. This offsets the three-month LIBOR component of interest which we are required to pay on $20.0 million of floating rate debt. The interest rate on this debt as of January 22, 2011, was three-month LIBOR plus 1.75%.

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

For the third quarter and first nine months of fiscal 2011, we deferred gains of $0.1 million and $0.4 million, respectively, into accumulated other comprehensive loss, compared to gains of less than $0.1 million in the third quarter and first nine months of fiscal 2010.  The fair value of our interest rate swap at January 22, 2011, was $0.2 million, which was included in other current liabilities. The fair value of our interest rate swap at April 24, 2010, was $0.6 million, which was included in other long-term liabilities.

Note 15:  Recent Accounting Pronouncements

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

In December 2010, the FASB issued an amendment to the disclosure requirements for business combinations.  This amendment requires disclosures to include pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period, and comparable prior periods if presented, as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  This amendment will be effective for our fiscal 2012 year end.  We are currently evaluating the impact this amendment will have on our consolidated financial statements and disclosures.

Note 16:  Subsequent Event

Effective February 1, 2011, we executed an agreement to acquire one of our independent dealers which was previously consolidated as a VIE.  The acquisition of this VIE will be accounted for as an equity transaction, therefore no gain or loss as a result of this acquisition will be recognized in our Consolidated Statement of Income.  Noncontrolling interests in the accumulated deficit of this VIE as of January 22, 2011, in the amount of approximately $6.1 million will be reclassified to retained earnings during the fourth quarter of fiscal 2011.  The operating results of the 15 stores for this VIE will be included in our Retail Group effective in our fourth fiscal quarter.

In addition, we will realize a tax benefit related to the amount of accounts receivable written off  in excess of the fair value of the assets received from this VIE.  This tax benefit will reduce our annual effective tax rate and as such, a $2.9 million ($0.06 per share) benefit has been reflected in the tax provision computed for our third quarter of fiscal 2011.

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

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 305 La-Z-Boy Furniture Galleries® stores, each dedicated to marketing our La-Z-Boy branded products.   We own 68 of those stores. The rest are independently owned and operated, including 23 stores owned by our consolidated VIEs.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service.  Taken together, the 305 stores in our La-Z-Boy Furniture Galleries® network make up the largest single-branded upholstered furniture retailer in North America.

We also distribute our products through Comfort Studios®, defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products.  On average, these independent retailers dedicate approximately 5,000 square feet of floor space to the Comfort Studios® located within their stores.  As of January 22, 2011, there were 536 Comfort Studios®.  In addition to the Comfort Studios® dedicated to La-Z-Boy branded products, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs.

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

Financial Highlights

High unemployment, low consumer confidence and a declining housing market have all resulted in negative pressure on the home furnishing industry and our company.  In such difficult times we believe consumers will go back to brands they recognize.  We believe the operating changes we have made over the past few years has been successful as our Retail and Casegoods Groups continued to make significant progress in both sales and operating performance.  While our Upholstery Group’s operating results have been positively impacted by the operational changes, the segment continues to be negatively affected by higher raw material costs compared to fiscal 2010, though we have experienced some improvement since the first half of fiscal 2011.

Variable Interest Entities

We have special operating agreements in place with two independent dealers that are VIEs which cause us to be considered their primary beneficiary.  For the third quarter and first nine months of fiscal 2011 we included these two VIEs, operating 23 (one store was opened during the third quarter of fiscal 2011) La-Z-Boy Furniture Galleries® stores, in our Consolidated Statement of Income.  In the third quarter and first nine months of fiscal 2010 we consolidated three VIEs, operating 31 stores.  After the end of the third quarter of fiscal 2011, we executed an agreement with one of our VIEs to acquire the assets of its operations.  As a result, the number of stores related to our consolidated VIEs will decrease by 15 and the number of stores in our Retail Group will increase by 15 in the fourth quarter of fiscal 2011.

Results of Operations
Fiscal 2011 Third Quarter Compared to Fiscal 2010 Third Quarter

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	01/22/11	01/23/10	Percent change
Consolidated sales	$291,943	$305,094	(4.3)%
Consolidated operating income	9,992	13,760	(27.4)%
Consolidated operating margin	3.4%	4.5%

Sales

Consolidated sales decreased $13.2 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The deconsolidation of our Toronto, Ontario, VIE resulted in a decrease of $6.6 million, net of eliminations, in our consolidated sales when comparing the third quarter of fiscal 2011 to the third quarter of fiscal 2010.  Additionally, our consolidated sales were negatively impacted by weaker demand in our Upholstery and Casegoods segments and a shift to more promotional products in our Upholstery Group, decreasing our average selling price.

Operating Margin

Our third quarter fiscal 2011 operating margin decreased by 1.1 percentage points compared to the third quarter of fiscal 2010.  Our Casegoods and Retail segments’ operating margins increased significantly during the third quarter of fiscal 2011, but this was offset by a decrease in our Upholstery segment’s and VIEs’ operating margins.

•	Our gross margin decreased 1.7 percentage points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.
o	Increases in raw material costs resulted in a 1.3 percentage point decrease in our consolidated gross margin.
o	Changes in our product mix resulted in a 0.9 percentage point decrease in gross margin as demand shifted to more promotional products and impacted our average selling price.
o	Offsetting the raw material and changes in the product mix were benefits from ongoing cost reductions.
•	Increases in advertising expense, as a result of the focus on our brand platform resulted in a 0.5 percentage point decrease in our operating margin.

•	Decreases in occupancy related expenses as a percent of sales, mainly as a result of our Retail Group’s increased sales resulted in a 0.6 percentage point increase in our operating margin.
•
Decreases in warranty expense as a result of our reduction in warranty accruals due to redesigning a mechanism that had historically experienced high claims activity resulted in a 0.3 percentage point increase in our operating margin.

Upholstery Group
(Unaudited, amounts in thousands, except percentages)	01/22/11	01/23/10	Percent change
Sales	$225,213	$234,262	(3.9)%
Operating income	18,468	26,071	(29.2)%
Operating margin	8.2%	11.1%

Sales

Our Upholstery Group’s sales decreased $9.0 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  Sales price changes and product mix changes resulted in a 1.1 percentage point decrease in sales.  We believe this was the result of a shift in the overall market demand to more promotional products decreasing our average selling price.

Operating Margin

Our Upholstery Group’s operating margin decreased 2.9 percentage points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

•
The segment’s gross margin decreased 1.7 percentage points during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due to increased raw material costs and the decrease in sales volume which impacted our absorption of overhead costs.

•	Decreases in sales pricing and changes in the product mix of this segment resulted in a 1.1 percentage point decrease in the segment’s operating margin.
•	Increased advertising expense as a result of the focus on our brand platform resulted in a 0.9 percentage point decrease in the segment’s operating margin.
•
Increases in our warehousing expense resulted in a 0.4 percentage point decrease in the segment’s operating margin.  This increase was the result of the addition of our new regional distribution center opened at the end of fiscal 2010.

•	An increase in bad debt resulted in a 0.4 percentage point decrease in the segment’s operating margin due to one significant bankruptcy during the quarter.
•
Somewhat offsetting the negative impacts to this segment’s operating margin mentioned above were ongoing cost reductions and a decrease in warranty expense, which resulted in 1.3 and 0.5 percentage point increases, respectively, in the segment’s operating margin.

Casegoods Group
(Unaudited, amounts in thousands, except percentages)	01/22/11	01/23/10	Percent change
Sales	$35,426	$36,029	(1.7)%
Operating income (loss)	1,648	292	464.4%
Operating margin	4.7%	0.8%

Sales

Our Casegoods Group’s sales decreased $0.6 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The slight decrease in sales level for our Casegoods Group was a result of a decrease in overall order levels during the third quarter of fiscal 2011.

Operating Margin

Our Casegoods Group’s operating margin increased 3.9 percentage points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

•
The segment’s gross margin increased 1.9 percentage points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 mainly due to our decision to vacate a leased warehouse and convert an owned facility to a warehouse, as well as efficiencies realized from the consolidation of our manufacturing plants completed at the end of fiscal 2010.

•
A decrease in employee expenses for this segment resulted in a 1.2 percentage point increase in operating margin.  The combining of our Hammary operations with our American Drew/Lea operations resulted in a reduction in headcount and elimination of duplicate selling, general and administrative functions.

Retail Group
(Unaudited, amounts in thousands, except percentages)	01/22/11	01/23/10	Percent change
Sales	$44,146	$40,411	9.2%
Operating loss	(2,759)	(4,135)	33.3%
Operating margin	(6.2)%	(10.2)%

Sales

Our Retail Group’s sales increased $3.7 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The increase in sales was a result of an effective promotional plan, which led to improved conversion on essentially flat customer traffic.

Operating Margin

Our Retail Group’s operating margin improved 4.0 percentage points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  While our Retail Group continued to improve its operating margin, the segment continued to experience negative margins due to its high lease expense to sales volume ratio.

•
The segment’s gross margin during the third quarter of fiscal 2011 decreased 0.4 percentage points compared to the third quarter of fiscal 2010 due to an increase in wholesale prices which more than offset a slight increase in selling price.

•	The improved operating margin for this segment was primarily a result of the increased sales volume on essentially no change in operating expenses.

VIEs/Other

Our VIEs’ sales decreased $5.5 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  This was mainly the result of deconsolidating our Toronto, Ontario, VIE, which reduced the number of stores for our VIEs to 23 for the third quarter of fiscal 2011 (one store was opened during the third quarter of fiscal 2011), compared to 31 for the third quarter of fiscal 2010. Our VIEs had an operating loss of $1.1 million in the third quarter of fiscal 2011, compared to operating income of $0.1 million in the third quarter of fiscal 2010.  The change in operating performance was mainly due to our Toronto, Ontario, VIE, which was a profitable VIE, no longer being consolidated in the third quarter of fiscal 2011.

Our Corporate and Other operating loss decreased by $1.9 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  The decrease in operating loss was primarily a result of a decrease in employee incentive compensation expenses as a result of our lower operating performance in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

Interest Expense

Interest expense for the third quarter of fiscal 2011 was flat compared to the third quarter of fiscal 2010.  Our average debt decreased by $0.8 million in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  Our weighted average interest rate decreased 0.5 percentage points in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.  We received $0.9 million and $4.4 million in payments and funds related to the anti-dumping order on wooden bedroom furniture from China during the third quarters of fiscal 2011 and fiscal 2010, respectively, for duties collected on imports entered into the United States before October 1, 2007.  The decrease in CDSOA funds we received was a result of the smaller total amount available for distribution, coupled with not receiving funds from a previously sold company.  The percentage of total distributions allocated to our divisions that supported the petition was similar to prior years.

Income Taxes

Our effective tax rate for the third quarter of fiscal 2011 was 22.6% compared to 37.8% for the third quarter of fiscal 2010.  The effective tax rate for the third quarter of fiscal 2011 was impacted by changes in the valuation allowance for deferred taxes due to temporary differences that resulted in a rate reduction of 16.2 percentage points. Of particular significance is the valuation allowance attributable to the tax benefits associated with our southern California VIE, that resulted in a rate reduction of 21.2 percentage points.  This tax benefit relates to the amount of accounts receivable written off in excess of the fair value of the assets received from this VIE.

Results of Operations
Fiscal 2011 Nine Months Compared to Fiscal 2010 Nine Months

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	01/22/11	01/23/10	Percent change
Consolidated sales	$848,239	$868,472	(2.3)%
Consolidated operating income	13,681	24,668	(44.5)%
Consolidated operating margin	1.6%	2.8%

Sales

Consolidated sales decreased $20.2 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  Our Casegoods and Retail Groups experienced slight increases in sales volume, however this was offset by the decrease in sales volume for our Upholstery Group.  Our Upholstery segment sales were negatively impacted by a shift in the overall market demand to more promotional goods decreasing our average selling price.  Additionally, the deconsolidation of our Toronto, Ontario, VIE resulted in a decrease of $14.9 million, net of eliminations, in our consolidated sales.

Operating Margin

Our operating margin decreased by 1.2 percentage points in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Our Casegoods and Retail segments’ operating margins increased during the first nine months of fiscal 2011, but this was offset by a decrease in our Upholstery segment’s and VIEs’ operating margins.

•	Our gross margin decreased by 2.3 percentage points during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.
o	Increases in raw material costs resulted in a 1.8 percentage point decrease in our consolidated gross margin.
o	Changes in our product mix resulted in a 0.8 percentage point decrease in gross margin.
o	Cost reductions partially offset the raw material and product mix changes.
•
Decreases in employee incentive compensation expenses as a result of our lower operating performance during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 resulted in a 0.6 percentage point improvement in our operating margin.

•	Decreases in occupancy related expenses as percent of sales, mainly a result of our Retail Group’s increased sales, resulted in a 0.5 percentage point increase in our operating margin.

Upholstery Group
(Unaudited, amounts in thousands, except percentages)	01/22/11	01/23/10	Percent change
Sales	$652,025	$663,734	(1.8)%
Operating income	45,580	67,122	(32.1)%
Operating margin	7.0%	10.1%

Sales

Our Upholstery Group’s sales decreased $11.7 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  Sales price changes and product mix changes resulted in a 1.2 percentage point decrease in sales.  We believe this was the result of a shift in the overall market demand to more promotional products decreasing our average selling price.

Operating Margin

Our Upholstery Group’s operating margin decreased 3.1 percentage points in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

•
The segment’s gross margin decreased by 2.7 percentage points during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to increased raw material costs, decreasing our margin by 2.4 percentage points, and the decrease in sales volume which impacted our absorption of overhead costs.

•	Decreases in selling prices and changes in the product mix of this segment resulted in a 1.2 percentage point decrease in the segment’s operating margin.
•
Increases in our warehousing expense resulted in a 0.5 percentage point decrease in the segment’s operating margin.  This increase was the result of the addition of our new regional distribution center opened at the end of fiscal 2010.

•	Increased advertising expense as a result of the focus on our brand platform resulted in a 0.3 percentage point decrease in the segment’s operating margin.
•
Somewhat offsetting the negative impacts to this segment’s operating margin mentioned above were ongoing cost reductions, as well as a decrease in the segment’s bad debt expense which resulted in 1.3 and 0.5 percentage point increases in the segment’s operating margin.

Casegoods Group
(Unaudited, amounts in thousands, except percentages)	01/22/11	01/23/10	Percent change
Sales	$111,785	$109,196	2.4%
Operating income (loss)	4,599	(13)	N/M
Operating margin	4.1%	0.0%
N/M – not meaningful

Sales

Our Casegoods Group’s sales increased $2.6 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  The majority of the increase in sales volume was the result of broader placement of our various product lines at independent dealers.  Additionally, we offered higher than normal discounts on casegoods during the first nine months of fiscal 2010 in order to sell slow moving and obsolete inventory.  This was not continued in the first nine months of fiscal 2011.  The changes in discounting for our Casegoods Group resulted in a 1.5 percentage point improvement in sales for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

Operating Margin

Our Casegoods Group’s operating margin increased 4.1 percentage points in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

•
The segment’s gross margin increased 2.6 percentage points in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 mainly due to our decision to vacate a leased warehouse and convert an owned facility to a warehouse, as well as efficiencies realized in its manufacturing facility due to the changes completed at the end of fiscal 2010.

•
A decrease in employee expenses for this segment resulted in a 1.1 percentage point increase in operating margin.  The combining of our Hammary operations with our American Drew/Lea operations resulted in a reduction in headcount and elimination of duplicate selling, general and administrative functions.

Retail Group
(Unaudited, amounts in thousands, except percentages)	01/22/11	01/23/10	Percent change
Sales	$118,699	$114,387	3.8%
Operating loss	(12,043)	(15,104)	20.3%
Operating margin	(10.1)%	(13.2)%

Sales

Our Retail Group’s sales increased $4.3 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  The increase in sales was a result of an effective promotional plan, which led to improved conversion on lower customer traffic.

Operating Margin

Our Retail Group’s operating margin increased 3.1 percentage points in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  While our Retail Group continued to improve its operating margin, the segment continued to experience negative margins due to its high lease expense to sales volume ratio.

•
The segment experienced a 1.2 percentage point improvement in gross margin during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due to changes in the segment’s sales initiatives and merchandising.

•	The improved operating margin for this segment was primarily a result of the increased sales volume on essentially no change in operating expenses.

VIEs/Other

Our VIEs’ sales decreased $14.2 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  This was mainly the result of deconsolidating our Toronto, Ontario, VIE, which reduced the number of stores for our VIEs to 23 (one store opened during the third quarter of fiscal 2011) for the first nine months of fiscal 2011, compared to 31 for the first nine months of fiscal 2010. Our VIEs had an operating loss of $3.8 million in the first nine months of fiscal 2011, compared to an operating loss of $1.1 million in the first nine months of fiscal 2010.  The increase in operating loss was mainly due to our Toronto, Ontario, VIE, which was a profitable VIE, no longer being consolidated in the first nine months of fiscal 2011.

Our Corporate and Other operating loss decreased by $3.3 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.  The decrease in operating loss was primarily a result of a decrease in employee incentive compensation expenses as a result of our lower operating performance in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010.

Interest Expense

Interest expense for the first nine months of fiscal 2011 was less than the first nine months of fiscal 2010 due to a $3.9 million decrease in our average debt.  Our weighted average interest rate was flat in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 and therefore had no impact on the change in interest expense. Additionally, our interest expense was positively impacted by our Toronto, Ontario, VIE no longer being consolidated in the first nine months of fiscal 2011.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.  We received $0.9 million and $4.4 million in payments and funds related to the anti-dumping order on wooden bedroom furniture from China during the first nine months of fiscal 2011 and fiscal 2010, respectively, for duties collected on imports entered into the United States before October 1, 2007.  The decrease in CDSOA funds we received was a result of the smaller total amount available for distribution, coupled with not receiving funds from a previously sold company.  The percentage of total distributions allocated to our divisions that supported the petition was similar to prior years.

Income Taxes

Our effective tax rate for the first nine months of fiscal 2011 was 22.8% compared to 36.4% for the first nine months of fiscal 2010.  The effective tax rate for the first nine months of fiscal 2011 was impacted by anticipated changes in the valuation reserve for deferred taxes due to current year book/tax timing differences that resulted in a rate reduction of 16.2 percentage points. Of particular significance is the timing difference attributable to the tax benefits associated with our southern California VIE, that resulted in a rate reduction of 21.2 percentage points.  This tax benefit relates to the amount of accounts receivable written off in excess of the fair value of the assets received from this VIE.

Restructuring

During fiscal 2008, we committed to a restructuring plan to consolidate all of our North American cutting and sewing operations in Mexico and to transfer production from our Tremonton, Utah, plant to our five remaining La-Z-Boy branded upholstery manufacturing facilities.  Our Utah facility ceased operations during the first quarter of fiscal 2009.  During the third quarter and first nine months of fiscal 2011, we had a net reduction of estimated restructuring liabilities of $0.1 million and $0.2 million, respectively, classified in total cost of sales, covering severance and benefits.  During the third quarter and first nine months of fiscal 2010 we had a net reduction of estimated restructuring liabilities of $0.2 million and $0.5 million, respectively, classified in total cost of sales, covering severance and benefits.

During fiscal 2007 and fiscal 2008, several of our retail warehouses were consolidated into larger facilities and several underperforming stores were closed.  In the third quarter and first nine months of fiscal 2011 we had restructuring charges of $0.3 million and $0.6 million, respectively, classified as an operating expense line item below selling, general and administrative, due to contract terminations relating to these actions.  During the third quarter and first nine months of fiscal 2010 we had restructuring charges of $0.2 million and $1.0 million, respectively, classified as an operating expense line item below selling, general and administrative, due to contract terminations relating to these actions.

In fiscal 2009, we committed to a restructuring plan to consolidate our casegoods manufacturing plants in North Carolina related to our Kincaid and American Drew/Lea operations and to convert one of the facilities into a distribution center.  The consolidation of these plants was completed in the first quarter of fiscal 2010, and the conversion of the distribution center was completed in the fourth quarter of fiscal 2010.  In connection with this plan, we recorded restructuring charges of $0.6 million and $2.3 million during the third quarter and first nine months of fiscal 2010, respectively, classified in total cost of sales, covering severance and benefits and other restructuring costs.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations and capital expenditures.  We had cash and equivalents of $109.6 million at January 22, 2011, compared to $108.4 million at April 24, 2010.

Under our credit agreement we have certain covenants and restrictions, including a 1.05 to 1.00 fixed charge coverage ratio requirement which would become effective if our excess availability fell below $30.0 million.  Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings on our revolving credit agreement.  We do not expect to fall below the required excess availability threshold in the next twelve months.  As of January 22, 2011, we had $30.0 million outstanding on our credit facility and $89.4 million of excess availability, compared to $30.0 million outstanding on our credit facility and $90.6 million of excess availability as of April 24, 2010.

Our borrowing capacity is based on eligible trade accounts receivable and inventory.  During the third quarter of fiscal 2011 we reduced the total commitment under our credit facility to $175.0 million.  We made this reduction because we expect our borrowing capacity to remain at or below $175.0 million, and the reduction will result in lower commitment fees on the unused portion of the credit facility.  This reduction had no impact on our overall availability to borrow on our credit facility.

Capital expenditures for the first nine months of fiscal 2011 were $8.2 million compared with $5.7 million during the first nine months of fiscal 2010.  We have no material commitments for capital expenditures.  Capital expenditures are expected to be in the range of $10.0 million to $12.0 million in fiscal 2011.

We expect that paying restructuring costs from transitioning our domestic cutting and sewing operations to Mexico and our ongoing costs for closed retail facilities will require approximately $0.2 million of cash during the remainder of fiscal 2011.

We expect to pay our contractual obligations due in the remainder of fiscal 2011 using our cash flow from operations, our $109.6 million of cash on hand as of January 22, 2011, and the $89.4 million of availability under our credit agreement.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Nine Months Ended
(Unaudited, amounts in thousands)	01/22/11	01/23/10
Operating activities
Net income	$10,613	$17,547
Non-cash add backs and changes in deferred taxes	24,650	28,510
Restructuring	424	2,813
Working capital	(24,971)	9,829
Cash provided by operating activities	10,716	58,699

Cash provided by (used for) investing activities	(8,074)	15,712

Financing activities
Net decrease in debt	(962)	(12,345)
Stock issued from stock plans	58	—
Cash used for financing activities	(904)	(12,345)

Exchange rate changes	99	81
Net increase in cash and equivalents	$1,837	$62,147

Operating Activities

During the first nine months of fiscal 2011, net cash provided by operating activities was $10.7 million. Our net income and depreciation and amortization were $28.4 million and our working capital primarily consisted of the following:

•	Decrease in accounts receivable of $11.0 million.
•	Increase in inventory levels of $14.1 million due to our focus on being in a better service position for our customers.
•	Decrease in other liabilities of $13.0 million due to payments of accrued benefits and decreases in our estimated income tax liability.

During the first nine months of fiscal 2010, net cash provided by operating activities was $58.7 million.  Our net income and depreciation and amortization were $36.7 million and our working capital primarily consisted of the following:

•	Increase in accounts receivable of $14.1 million due to our improved sales volume.
•	Increase in inventory levels of $4.2 million due to our expected increase in sales volume.

•	Decrease in other assets of $6.2 million primarily due to a refund of income taxes.
•	Increase in accounts payable of $6.7 million.
•	Increase in other liabilities of $15.2 million primarily due to an increase in accrued benefit payments and customer deposits.

Investing Activities

During the first nine months of fiscal 2011, net cash used for investing activities was $8.1 million, compared with $15.7 million of cash provided by investing activities during the first nine months of fiscal 2010.  The majority of the net cash used for investing activities during the first nine months of fiscal 2011 was $8.2 million in capital expenditures.  The net cash provided by investing activities during the first nine months of fiscal 2010 resulted primarily from a $17.5 million change in restricted cash.

Financing Activities

During the first nine months of fiscal 2011, net cash used for financing activities was $0.9 million, compared to $12.3 million in the first nine months of fiscal 2010.  The net cash used for financing activities during the first nine months of fiscal 2011 and fiscal 2010 primarily related to the repayment of debt.

Other

Our balance sheet at the end of the third quarter of fiscal 2011 reflected a $1.9 million liability for uncertain income tax positions.  We expect that a portion of this liability will be settled within the next 12 months.  The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.

During the first nine months of fiscal 2011 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2010 Annual Report on Form 10-K.

Realization of our deferred tax assets is dependent on generating sufficient future taxable income.  Valuation allowances of $45.1 million associated with certain U.S. federal and state deferred tax assets could be reduced in fiscal 2012 based on, among other factors, the level of taxable income generated in fiscal 2012.

Our debt-to-capitalization ratio was 11.2% at January 22, 2011, and 12.3% at April 24, 2010.  Capitalization is defined as total debt plus total equity.

Our board of directors has authorized the repurchase of company stock.  As of January 22, 2011, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first nine months of fiscal 2011.

We have guaranteed various leases and notes of dealers with proprietary stores. The total amount of these guarantees was $1.6 million at January 22, 2011. Of this, $1.4 million will expire within one year and $0.2 million in one to two years.  At the end of the third quarter of fiscal 2011, we had $49.5 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 24, 2010.  There were no material changes, except as described in Note 1, to our critical accounting policies during the first nine months of fiscal 2011.

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

In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.  However, assuming CDSOA distributions continue, these distributions could be material depending on the results of legal appeals and administrative reviews and our actual percentage allocation.  We received $0.9 million during the first nine months of fiscal 2011, $4.4 million during fiscal 2010, $8.1 million during fiscal 2009, $7.1 million during fiscal 2008 and $3.4 million during fiscal 2007 in CDSOA payments and funds related to the anti-dumping order on wooden bedroom furniture from China.

Recent Accounting Pronouncements

Refer to Note 15 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 24, 2010.

Business Outlook

With a rebound in same-store sales for the quarter, it appears the consumer is more comfortable making larger ticket furniture purchases.  However, until the housing sector strengthens and we see a steady improvement in the overall consumer confidence level, we are guardedly optimistic that we are experiencing a turnaround in the marketplace for furniture.  We believe La-Z-Boy is well positioned to capitalize on an increase in furniture spending based on our industry-leading brand and strong network of branded distribution outlets.  We believe our new marketing campaign will continue to drive additional traffic to our dealer network and the changes we have made and continue to make to our cost structure across all business segments are positioning the company for growth and profitability.

Note:  The 2011 fiscal fourth quarter will be comprised of 14 weeks rather than 13.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2011 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2010.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures as of January 22, 2011, were not effective due to a material weakness in our internal controls over financial reporting identified during the second quarter of fiscal 2011, as described below. Notwithstanding this material weakness, based on additional procedures performed after its discovery, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Material Weakness – Accounting Oversight of our VIEs. During the second quarter we identified deficiencies in the effectiveness of our internal control over financial reporting related to our VIEs. Specifically, our controls related to the account analysis and consolidation process for the VIEs did not operate at the same level of precision as the more rigorous controls used with respect to the consolidation and analysis of the various company-owned businesses in order for timely detection of any possible misstatements of the consolidated financial statements. We discovered that these control deficiencies had resulted in errors in certain of our previously issued financial statements, none of which was material to any of the periods presented in those financial statements, but which required us to revise certain of our prior period account balances as we report them in future filings for cost of goods sold, selling, general and administrative expenses, inventory, accrued rent and other accrued liabilities. We began making these revisions in our Form 10-Q for the second quarter of fiscal 2011. Additionally, these control deficiencies could have resulted in material misstatements to the annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has determined that these control deficiencies when aggregated constitute a material weakness.

Starting at the beginning of the third quarter of fiscal 2011, our internal controls related to VIEs were enhanced in order to better align with the processes and financial reporting controls that have been established for our various company-owned businesses.  We believe that this material weakness will be remediated by the end of fiscal 2011 subject to testing as part of our annual assessment of the effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting.
Other than the changes mentioned above, there were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 22, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first nine months of fiscal 2011.  Our risk factors are disclosed in our Form 10-K for the year ended April 24, 2010.

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

Date: February 15, 2011

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer