Form 10-Q
period 2011-07-30
LA-Z-BOY INC
filed 2011-08-24
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JULY 30, 2011
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

                      Yes☑                                                  No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

                      Yes☑                                                  No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☑	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                      Yes☐                                                  No☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 16, 2011
Common Shares, $1.00 par value	52,057,065

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2012

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS

	First Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/30/11	7/24/10
Sales	$280,094	$263,313
Cost of sales
Cost of goods sold	199,134	190,500
Restructuring	32	(21)
Total cost of sales	199,166	190,479
Gross profit	80,928	72,834
Selling, general and administrative	77,371	74,320
Restructuring	84	165
Operating income (loss)	3,473	(1,651)
Interest expense	424	590
Interest income	183	243
Income from Continued Dumping and Subsidy Offset Act, net	322	0
Other income (expense), net	373	351
Earnings (loss) before income taxes	3,927	(1,647)
Income tax expense (benefit)	(41,929)	(705)
Net income (loss)	45,856	(942)
Net (income) loss attributable to noncontrolling interests	(320)	726
Net income (loss) attributable to La-Z-Boy Incorporated	$45,536	$(216)

Basic average shares	51,942	51,785
Basic net income attributable to La-Z-Boy Incorporated per share	$0.86	$0.00

Diluted average shares	52,443	51,785
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.85	$0.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	7/30/11	4/30/11
Current assets
Cash and equivalents	$110,426	$115,262
Receivables, net of allowance of $24,179 at 7/30/11 and $23,937 at 4/30/11	147,857	161,299
Inventories, net	149,132	138,444
Deferred income tax assets - current	20,106	0
Other current assets	18,812	17,218
Total current assets	446,333	432,223
Property, plant and equipment, net	119,044	120,603
Trade names	3,100	3,100
Deferred income tax assets – long-term	26,273	2,883
Other long-term assets	33,272	34,646
Total assets	$628,022	$593,455

Current liabilities
Current portion of long-term debt	$917	$5,120
Accounts payable	45,907	49,537
Accrued expenses and other current liabilities	75,404	77,447
Total current liabilities	122,228	132,104
Long-term debt	30,029	29,937
Other long-term liabilities	64,833	67,274
Contingencies and commitments	0	0
Shareholders’ Equity
Common shares, $1 par value – 150,000 authorized; 52,025 outstanding July 30, 2011 and 51,909 outstanding April 30, 2011	52,025	51,909
Capital in excess of par value	199,547	201,589
Retained earnings	175,206	126,622
Accumulated other comprehensive loss	(19,019)	(18,804)
Total La-Z-Boy Incorporated shareholders' equity	407,759	361,316
Noncontrolling interests	3,173	2,824
Total equity	410,932	364,140
Total liabilities and equity	$628,022	$593,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/11	7/24/10
Cash flows from operating activities
Net income (loss)	$45,856	$(942)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
(Gain) loss on sale of assets	(69)	27
Deferred income tax expense/(benefit)	(43,355)	37
Restructuring	116	144
Provision for doubtful accounts	1,038	914
Depreciation and amortization	5,907	5,806
Stock-based compensation expense	1,559	1,027
Pension plan contributions	(930)	0
Change in receivables	13,408	16,949
Change in inventories	(10,358)	(9,007)
Change in other assets	(2,203)	(295)
Change in payables	(3,630)	(10,667)
Change in other liabilities	(4,317)	(16,044)
Net cash provided by (used for) operating activities	3,022	(12,051)

Cash flows from investing activities
Proceeds from disposals of assets	88	22
Capital expenditures	(3,288)	(2,436)
Purchases of investments	(3,502)	(4,333)
Proceeds from sales of investments	3,379	4,353
Cash effects on deconsolidation of VIE	0	(632)
Other	0	(13)
Net cash used for investing activities	(3,323)	(3,039)

Cash flows from financing activities
Proceeds from debt	0	10,238
Payments on debt	(4,590)	(10,566)
Stock issued from stock and employee benefit plans	50	24
Net cash used for financing activities	(4,540)	(304)

Effect of exchange rate changes on cash and equivalents	5	(32)
Change in cash and equivalents	(4,836)	(15,426)
Cash and equivalents at beginning of period	115,262	108,427
Cash and equivalents at end of period	$110,426	$93,001

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 24, 2010	$51,770	$201,873	$106,466	$(20,284)	$3,289	$343,114

Comprehensive income
Net income (loss)			24,047		(6,674)
Unrealized gain on marketable securities arising during the period				1,085
Reclassification adjustment for gain on marketable securities included in net income				(495)
Translation adjustment				(298)	353
Net pension amortization and net actuarial loss				640
Change in fair value of cash flow hedge				548
Total comprehensive income						19,206
Stock issued for stock and employee benefit plans, net of cancellations	139	(4,001)	3,757			(105)
Stock option and restricted stock expense		3,717				3,717
Acquisition of VIE and other			(8,573)		8,633	60
Cumulative effect of change in accounting for noncontrolling interests			925		(2,777)	(1,852)
At April 30, 2011	$51,909	$201,589	$126,622	$(18,804)	$2,824	$364,140

Comprehensive income
Net income (loss)			45,536		320
Unrealized loss on marketable securities arising during the period (net of tax of $0.2 million)				(260)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.1 million)				(244)
Translation adjustment				16	29
Net pension amortization (net of tax of $0.2 million)				245
Change in fair value of cash flow hedge				28
Total comprehensive income						45,670
Stock issued for stock and employee benefit plans, net of cancellations	116	(3,601)	3,048			(437)
Stock option and restricted stock expense		1,559				1,559
At July 30, 2011	$52,025	$199,547	$175,206	$(19,019)	$3,173	$410,932

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated, including our wholly-owned subsidiaries, and the Variable Interest Entities (“VIEs”) in which we are the primary beneficiary.  The April 30, 2011 balance sheet was derived from our audited financial statements.  The interim financial information is prepared in conformity with generally accepted accounting principles, and such principles are applied on a basis consistent with those reflected in our fiscal 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 28, 2012. Fiscal 2012 is a 52 week year as compared to fiscal 2011, which was 53 weeks.  The additional week in fiscal 2011 occurred in the fourth quarter.

Our Consolidated Statement of Cash Flows for the period ended July 24, 2010 was reclassified to present the cash impact of deconsolidating VIEs as an investing activity to be consistent with the presentation in our fiscal 2011 Annual Report on Form 10-K.

Note 2: Allowance for Credit Losses

As of July 30, 2011, we had notes receivable of $9.1 million from 15 customers, with a corresponding allowance for credit losses of $2.3 million.  We have collateral from the customer in the form of inventory or real estate to support the carrying value of the notes receivable.  We do not accrue interest income on these notes receivable, but we record interest income when it is received.  Of the $9.1 million in notes receivable as of July 30, 2011, $1.2 million is expected to be repaid in the next twelve months and therefore was included in receivables.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the three months ended July 30, 2011 and July 24, 2010:

(Unaudited, amounts in thousands)	7/30/2011	7/24/2010
Beginning balance	$2,067	$1,004
Write-offs	0	0
Provision for credit losses	242	(213)
Ending balance	$2,309	$791

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/30/11	4/30/11
Raw materials	$80,297	$70,326
Work in process	11,897	11,461
Finished goods	84,690	84,367
FIFO inventories	176,884	166,154
Excess of FIFO over LIFO	(27,752)	(27,710)
Inventories, net	$149,132	$138,444

Note 4:  Investments

Included in other long-term assets were available-for-sale investments of $10.5 million and trading securities of $1.4 million at July 30, 2011 and available-for-sale investments of $11.2 million and trading securities of $1.8 million at April 30, 2011.  These investments fund future obligations of our non-qualified retirement plan and our executive qualified deferred compensation plan. All unrealized gains or losses in the table below which have not been recognized as other-than-temporary losses were included in accumulated other comprehensive income/(loss) within our statement of changes in equity.  We did not have any unrealized gains or losses which were considered other-than-temporary during fiscal 2012 or fiscal 2011.

The following is a summary of investments at July 30, 2011, and April 30, 2011:

As of July 30, 2011
(Unaudited amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,482	$(31)	$6,830
Fixed income	96	(6)	3,498
Mutual funds	0	0	1,360
Other	0	0	205
Total securities	$2,578	$(37)	$11,893

As of April 30, 2011
(Unaudited amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$3,286	$(10)	$8,010
Fixed income	81	(9)	3,009
Mutual funds	0	0	1,837
Other	0	0	155
Total securities	$3,367	$(19)	$13,011

The following table summarizes sales of available-for-sale securities (for the fiscal quarters ended):

(Amounts in thousands)	7/30/2011	7/24/2010
Proceeds from sales	$2,160	$2,137
Gross realized gains	395	147
Gross realized losses	(3)	(35)

The fair value of fixed income available-for-sale securities by contractual maturity was $0.1 million within one year, $1.3 million within two to five years, $1.3 million within six to ten years and $0.8 million thereafter.

Note 5: Pension Plans

Net periodic pension costs were as follows:
	Quarter Ended
(Unaudited, amounts in thousands)	7/30/11	7/24/10
Service cost	$278	$291
Interest cost	1,391	1,356
Expected return on plan assets	(1,705)	(1,478)
Net amortization	409	435
Net periodic pension cost	$373	$604

Note 6: Financial Guarantees and Product Warranties

We have provided financial guarantees relating to leases in connection with certain La-Z-Boy Furniture Galleries® stores which are not operated by the company.  The guarantees are generally for real estate leases and have remaining terms of one to two years. These guarantees enhance the credit of these dealers.

We would be required to perform under these agreements only if the dealer were to default on the guaranteed lease. The maximum amount of potential future payments under these guarantees was $1.2 million and $1.4 million as of July 30, 2011, and April 30, 2011, respectively.

We have, from time to time, entered into agreements which resulted in indemnifying third parties against certain liabilities, mainly environmental obligations. We believe that judgments, if any, against us related to such agreements would not have a significant effect on our business or financial condition.

Our accounting policy for product warranties is to accrue an estimated liability at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products.  Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer.  Over 90% of our warranty liability relates to our Upholstery Group where we generally warrant our products against defects for one year on fabric and leather,  up to five years for padding and up to a lifetime on certain mechanisms and frames.  Considerable judgment is used in the determination of our estimate.  If actual costs were to differ significantly from our estimates, we would record the impact of these unforeseen costs in subsequent periods.

A reconciliation of the changes in our product warranty liability for the three months ended July 30, 2011, and July 24, 2010, is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/11	7/24/10
Balance as of the beginning of the period	$13,854	$14,773
Accruals during the period	3,660	3,211
Settlements during the period	(3,667)	(3,269)
Balance as of the end of the period	$13,847	$14,715

As of July 30, 2011, and July 24, 2010, $7.9 million and $8.5 million, respectively, of our product warranty liability is included in accrued expenses and other current liabilities with the remainder included in other long-term liabilities.

Note 7:  Stock-Based Compensation

Stock Options. In the first quarter of fiscal 2012, we granted 0.3 million stock options to employees.  Compensation expense for stock options is equal to the fair value on the date the award was approved and is recognized over the service period.  The vesting period for our stock options ranges from one to four years.  The fair value for the employee stock options granted was estimated at the date of the grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions.  Expected volatility was estimated based on the historical volatility of our common shares.  The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.  The turnover rate was estimated at the date of the grant based on historical experience.  The fair value of stock options granted during the first quarter of fiscal 2012 was calculated using the following assumptions:

(Unaudited)	7/30/11
Risk-free interest rate	1.5%
Dividend rate	0%
Expected life in years	5.5
Stock price volatility	88.8%
Turnover rate	4.0%
Fair value per share	$6.68

Restricted Shares. We granted 0.2 million restricted shares to employees during the first quarter of fiscal 2012.  Compensation expense for restricted stock is equal to the market value of our common shares on the date the award was approved and is recognized over the service period.  The vesting period for our restricted shares is four years.

Performance Awards. We granted 0.7 million performance awards in the first quarter of fiscal 2012.  The award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial goals over a specific performance period, which is generally three fiscal years.  The shares are offered at no cost to the employees.  The cost of performance awards is expensed over the service period based on the probability that the performance goals will be obtained.

Total compensation expense recognized in the Consolidated Statement of Operations for all equity based compensation was $1.6 million and $1.0 million, for the first quarter of fiscal 2012 and fiscal 2011, respectively.

Note 8:  Total Comprehensive Income

The components of total comprehensive income are as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/11	7/24/10
Net income (loss)	$45,856	$(942)
Other comprehensive income (loss):
Currency translation adjustment	45	(128)
Change in fair value of cash flow hedge	28	113
Net unrealized losses on marketable securities arising during the period, net of tax	(504)	(758)
Net pension amortization, net of tax	245	435
Total other comprehensive loss	(186)	(338)
Total comprehensive income (loss) before allocation to noncontrolling interest	45,670	(1,280)
Comprehensive (income) loss attributable to noncontrolling interest	(349)	729
Comprehensive income (loss) attributable to La-Z-Boy Incorporated	$45,321	$(551)

The components of accumulated other comprehensive loss are as follows:

(Unaudited, amounts in thousands)	7/30/2011	4/30/2011
Translation adjustment	$4,010	$3,994
Cash flow hedges	0	(28)
Unrealized gains/(losses) on marketable securities (net of tax)	2,844	3,348
Net actuarial loss (net of tax)	(25,873)	(26,118)
Total accumulated other comprehensive loss	$(19,019)	$(18,804)

Note 9: Variable Interest Entities

Our financial statements include the accounts of certain entities in which we hold a controlling interest based on exposure to economic risks and potential rewards (variable interests) for which we are the primary beneficiary.  Accounting guidance states that a variable interest entity (“VIE”) must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

We have a special operating agreement in place with one independent dealer that is a VIE which causes us to be considered its primary beneficiary.  Through January 31, 2011, we consolidated a second independent dealer because of a similar operating agreement.  During the fourth quarter of fiscal 2011 we acquired the fifteen stores of this VIE, and those stores are now included in our Retail Group.  As a result, our VIEs’ results included eight stores during the first quarter of fiscal 2012 and 23 stores during the first quarter of fiscal 2011.

The table below shows the amount of assets and liabilities of our single remaining VIE included in our Consolidated Balance Sheet as of July 30, 2011, and April 30, 2011:

	As of
(Unaudited, amounts in thousands)	7/30/11	4/30/11
Cash and equivalents	$1,029	$1,642
Receivables, net	18	20
Inventories, net	2,353	2,719
Other current assets	74	79
Property, plant and equipment, net	301	374
Other long-term assets, net	204	188
Total assets	$3,979	$5,022

Accounts payable	$143	$278
Accrued expenses and other current liabilities	1,935	2,198
Other long-term liabilities	359	339
Total liabilities	$2,437	$2,815

In addition to our consolidated VIE, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we are not the primary beneficiary.  Our total exposure to losses related to these dealers as of July 30, 2011 and April 30, 2011 was $4.7 million and $5.0 million, respectively, which consists primarily of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We have not provided additional financial or other support to these dealers during fiscal 2012 and have no obligations or commitments to provide further support.

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

Retail Group. The Retail Group consists of 84 company-owned La-Z-Boy Furniture Galleries® stores in nine primary markets.  The Retail Group sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/11	7/24/10
Sales
Upholstery Group	$217,462	$201,934
Casegoods Group	34,131	36,850
Retail Group	48,814	35,307
VIEs, net of intercompany sales eliminations	3,341	7,542
Corporate and Other	594	376
Eliminations	(24,248)	(18,696)
Consolidated Sales	$280,094	$263,313

Operating Income (Loss)
Upholstery Group	$11,125	$10,057
Casegoods Group	557	1,575
Retail Group	(3,378)	(4,924)
VIEs	567	(1,608)
Corporate and Other	(5,282)	(6,607)
Restructuring	(116)	(144)
Consolidated Operating Income	$3,473	$(1,651)

Note 11: Restructuring

During the past several years, we have committed to various restructuring plans as a result of declining demand and foreign competition to rationalize our manufacturing facilities, consolidate warehouse distribution centers and close underperforming retail stores.  The majority of the restructuring expense in the first quarter of fiscal 2012 related to the ongoing costs of closed retail stores.

For the first quarter of fiscal 2012, restructuring liabilities along with pre-tax charges to expense, cash payments or asset write-downs were as follows:

		Fiscal 2012
(Unaudited, amounts in thousands)	4/30/11 Balance	Charges to Expense	Cash Payments or Asset Write-Downs	7/30/11 Balance
Severance and benefit-related costs	$13	$32	$(32)	$13
Contract termination costs	139	84	(100)	123
Total restructuring	$152	$116	$(132)	$136

Note 12: Income Taxes

Our effective tax rate for the current period was greatly impacted by the release of a portion of the valuation allowance relating to U.S. federal and state deferred tax assets.  Absent this discrete adjustment, the effective tax rate for the period would have been 37.1%, compared to 42.9% for the first quarter of fiscal 2011.  This was lower than the prior year due to certain U.S. tax adjustments not recognized (as a result of the valuation allowance) and minor discrete items in the first quarter of fiscal 2011.

The valuation allowance was originally established in fiscal year 2009 based on our cumulative pretax losses in the U.S. at that time and uncertainty as to when those losses would reverse.  In the first quarter of fiscal 2012, we moved from a three year cumulative loss position to a three year cumulative income position by generating sufficient positive pretax income to recover the pre-existing cumulative losses.

Realization of our deferred tax assets is dependent on (among other things) generating sufficient future taxable income.  Based upon (i) our cumulative pretax income position and (ii) our most recent operating results, including pre-tax income amounts in our first fiscal quarter which exceeded both our operating plan and prior year first quarter results and (iii) our most current forecasts, all of which caused us to reconsider our concerns regarding the fiscal 2012 economic environment, we have concluded that certain valuation allowances totaling $43.4 million associated with certain U.S. federal and state deferred tax assets should be reduced in the first quarter of fiscal 2012 because we now believe that it is more likely than not that the value of these deferred tax assets will be realized.  This reduction of the valuation allowance is reflected in the accompanying Consolidated Balance Sheet as an increase to deferred income tax assets - current of $20.1 million and an increase to deferred income tax assets - long-term of $23.3 million.

In connection with our analysis of the total amounts of the valuation allowance to be reduced, we conducted an updated analysis of our deferred tax assets position as of April 30, 2011.  As a result of this analysis, we determined that our total gross deferred tax assets at April 30, 2011 should be reduced by $8.7 million, with a corresponding decrease to the related valuation allowance for the same amount.  The adjustments to reduce our gross deferred tax balances were primarily related to unrealized gains on our investments, employee benefit plan arrangements and state income taxes.  Changes in our valuation allowance in the first quarter of fiscal 2012 were as follows:

(Unaudited, amounts in thousands)
Beginning balance	$65,748
Reduction to beginning gross deferred tax asset balances	(8,726)
Valuation allowance reversal	(43,386)
Ending balance	$13,636

The remaining valuation allowance of $13.6 million includes $11.1 million related to certain U.S. federal and state deferred tax assets and $2.5 million associated with foreign deferred tax assets. The U.S federal deferred tax assets primarily represent capital losses which expire in 2013.  The state deferred taxes are primarily related to certain state net operating losses.  Foreign deferred tax assets relate primarily to net operating losses.  The valuation allowance related to the foreign deferred tax assets could be reduced later in fiscal 2012, based on, among other factors, the level of estimated future taxable income generated in that foreign jurisdiction in fiscal 2012 and beyond.

Note 13: Earnings per Share

Certain share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities.  We granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such stock awards are considered participating securities.  As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the two-class method.  For the first quarter ended July 24, 2010, we did not allocate any loss to the unvested stock awards (participating securities), due to their anti-dilutive effect.

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:
	Quarter Ended
(Unaudited, amounts in thousands)	7/30/11	7/24/10
Numerator (basic and diluted):
Net income (loss) attributable to La-Z-Boy Incorporated	$45,536	$(216)
Income allocated to participating securities	(883)	0
Net income (loss) available to common shareholders	$44,653	$(216)

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/11	7/24/10
Denominator:
Basic common shares (based upon weighted average)	51,942	51,785
Add:
Stock option dilution	501	0
Diluted common shares	52,443	51,785

The effect of options to purchase 1.1 million and 1.7 million shares for the quarters ended July 30, 2011, and July 24, 2010, with a weighted average exercise price of $14.64 and $14.95, respectively, was excluded from the diluted share calculation as the exercise prices of these options were higher than the average share price for the quarters and including them would have been anti-dilutive.

Note 14: Fair Value Measurements

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis.  Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.  We did not measure any significant assets or liabilities at fair value on a non-recurring basis during fiscal 2012.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of July 30, 2011 and April 30, 2011:

As of July 30, 2011	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$7,741	$2,792	$0
Trading securities	0	1,360	0
Total	$7,741	$4,152	$0

As of April 30, 2011	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$8,645	$4,366	$0

Liabilities
Interest rate swap	0	(28)	0
Total	$8,645	$4,338	$0

We hold available-for-sale marketable securities to fund future obligations of one of our non-qualified retirement plans and trading securities to fund future obligations of our deferred compensation plan.  The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

We entered into a three year interest rate swap agreement in order to fix a portion of our floating rate debt which expired during the first quarter of fiscal 2012.  The fair value of the swap agreement was measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of the date of the valuation and considered counterparty non-performance risk. These assumptions can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Note 15:  Recent Accounting Pronouncements

In June 2011, the FASB issued accounting guidance on the presentation of comprehensive income which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires the presentation of net income and comprehensive income in one continuous statement, or in two consecutive statements.  This guidance will be effective for our fiscal 2013 and will change the way we present comprehensive income in our financial statements.

In May 2011, the FASB issued accounting guidance on fair value measurements.  This guidance requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, it provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs and will be effective for our fourth quarter of fiscal 2012.  We will revise our disclosures at that time as a result of this new accounting guidance.

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

Cautionary Statement Concerning Forward-Looking Statements

We are making forward-looking statements in this report, and our representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

— future income, margins and cash flows	— future economic performance
— future growth	— industry and importing trends
— adequacy and cost of financial resources	— management plans

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," "intends" and "expects" or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of recovery from the recent economic recession or the emergence of a second wave of the recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions or product recalls; (i) restructuring actions; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology system failures; (p) effects of our brand awareness and marketing programs; (q) our ability to locate new La-Z-Boy Furniture Galleries® stores owners and negotiate favorable lease terms for new or existing locations; and (r) those matters discussed in Item 1A of our fiscal 2011 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products.  We are the leading global producer of reclining chairs.  We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 306 La-Z-Boy Furniture Galleries® stores and 525 Comfort Studios®, each dedicated to marketing our La-Z-Boy branded products.  We consider this dedicated space to be “proprietary.”  We own 84 of the La-Z-Boy Furniture Galleries® stores.  The rest of the La-Z-Boy Furniture Galleries® stores, as well as all 525 Comfort Studios®, are independently owned and operated, including eight La-Z-Boy Furniture Galleries® stores owned by our single remaining consolidated Variable Interest Entity (VIE). La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service.  Comfort Studios® are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products.  In addition to the La-Z-Boy Comfort Studios®, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 600 outlets and 1.7 million square feet of floor space.  In total, our proprietary floor space is approximately 8.8 million square feet.

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

•
Retail Group.  Our Retail Group consists of 84 company-owned La-Z-Boy Furniture Galleries® stores located in nine markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida and southern California.  During the fourth quarter of fiscal 2011, we acquired 15 stores in southern California that were previously operated by one of our consolidated VIEs.  The Retail Group primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Financial Highlights

During the first quarter of fiscal 2012, sales trends were favorable on a consolidated basis, increasing by 6.4% compared to the prior year first quarter.   Our Upholstery and Retail segments both experienced increased volume when compared to the first quarter of fiscal 2011, however our Casegoods segment experienced a decrease in sales compared to the first quarter of fiscal 2011.  As a result of our favorable trends in volume, both our Upholstery and Retail segments experienced improved operating margins while our Casegoods segment experienced a decline in volume and operating margin.

In addition to our favorable operating results, during the first quarter of fiscal 2012, we reduced the valuation allowance on our deferred tax assets by $43.4 million.   This adjustment increased our earnings per share by $0.81.  This reduction in our valuation allowance was based upon (i) our cumulative pretax income position and (ii) our most recent operating results, including pre-tax income amounts in our first fiscal quarter which exceeded both our operating plan and prior year first quarter results and (iii) our most current forecasts, all of which caused us to reconsider our concerns regarding the fiscal 2012 economic environment.

Variable Interest Entities

We have a special operating agreement in place with one independent dealer that is a VIE which causes us to be considered its primary beneficiary.  Through January 31, 2011, we consolidated a second independent dealer because of a similar special operating agreement.  During the fourth quarter of fiscal 2011 we acquired the fifteen stores of this VIE, and those stores are now included in the operating results of our Retail Group.  As a result, our VIEs’ results included 23 stores through January 31, 2011 and 8 stores for the fourth quarter of fiscal year 2011 as well as for the first quarter of fiscal 2012.

Results of Operations
Fiscal 2012 First Quarter Compared to Fiscal 2011 First Quarter

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	7/30/11	7/24/10	Percent change
Consolidated sales	$280,094	$263,313	6.4%
Consolidated operating income (loss)	3,473	(1,651)	310.4%
Consolidated operating margin	1.2%	(0.6)%

Sales

Consolidated sales increased $16.8 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due mainly to stronger volume in fiscal 2012.

Operating Margin

Our first quarter fiscal 2012 operating margin increased 1.8 percentage points compared to the first quarter of fiscal 2011.  Our Retail segment’s operating margin continued to improve for the first quarter of fiscal 2012 compared to the first quarter of the prior year and our Upholstery segment’s operating margin increased slightly compared to the first quarter of the prior year; however our Casegoods segment’s operating margin declined for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

•	Our gross margin increased 1.2 percentage points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.
•
SG&A expenses increased slightly compared to the first quarter of fiscal 2011, but as a percent of sales, SG&A decreased by 0.6 percentage points.  An increase in advertising spend in the Upholstery segment was more than offset by reductions in corporate consulting expenses.

Upholstery Group
(Unaudited, amounts in thousands, except percentages)	7/30/11	7/24/10	Percent change
Sales	$217,462	$201,934	7.7%
Operating income	11,125	10,057	10.6%
Operating margin	5.1%	5.0%

Sales

Our Upholstery Group’s sales increased $15.5 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  We experienced increased volume for our La-Z-Boy branded business mainly as a result of the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery Group’s operating margin increased slightly for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

•
The segment’s gross margin increased 0.7 percentage points during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  During the first quarter of fiscal 2012, we experienced continued improvements in efficiencies at our Mexico cut-and-sew operations, which were slightly offset by the negative impact of the change in the peso value compared to the prior year.  We had other factors which somewhat offset the improved performance at our Mexico facility.

o
Our net freight costs increased 0.4 percentage points when compared to the first quarter of fiscal 2011. While we have increased our freight charges to our customers, the timing of our increases lagged our freight increases from our carriers so we experienced an unfavorable impact on our gross margin for the first quarter of fiscal 2012.

o
Our gross margin was also impacted by a shift in our sales mix to major upholstery and stationary items rather than more expensive leathers and our core recliner product, where we generate a better gross margin.

•
The segment’s SG&A increased 0.6 percentage points when compared to the first quarter of fiscal 2011 due mainly to higher advertising costs in support of our brand platform marketing program in the first quarter of fiscal 2012 along with higher employee incentive expenses in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Casegoods Group
(Unaudited, amounts in thousands, except percentages)	7/30/11	7/24/10	Percent change
Sales	$34,131	$36,850	(7.4)%
Operating income	557	1,575	(64.6)%
Operating margin	1.6%	4.3%

Sales

Our Casegoods Group’s sales decreased $2.7 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  The decrease in sales for our Casegoods Group was primarily a result of a decrease in overall order levels during the first quarter of fiscal 2012.  In the first quarter fiscal 2011, we launched a new youth line which increased our sales during that period.  We did not have a corresponding increase in new product introductions in the first quarter of fiscal 2012.  In addition, we believe that consumers are postponing purchases of casegoods product to a greater extent than upholstered furniture because casegoods product tends to be a higher ticket purchase compared to upholstered furniture.

Operating Margin

Our Casegoods Group’s operating margin decreased 2.7 percentage points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

•
The segment’s gross margin decreased 3.3 percentage points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 mainly due to higher material costs during the quarter which were not fully offset by selling price increases.

•
The segment’s SG&A decreased 0.6 percentage points due mainly to higher marketing cost relating to new product introductions during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2012.

Retail Group
(Unaudited, amounts in thousands, except percentages)	7/30/11	7/24/10	Percent change
Sales	$48,814	$35,307	38.3%
Operating loss	(3,378)	(4,924)	31.4%
Operating margin	(6.9)%	(13.9)%

Sales

Our Retail Group’s sales increased $13.5 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  A sales increase of $9.4 million for our Retail segment was attributable to the acquisition of our Southern California VIE in the fourth quarter of fiscal 2011.  We believe that the remaining increase in sales was a result of an effective promotional plan, which led to improved conversion on essentially flat customer traffic.

Operating Margin

Our Retail Group’s operating margin improved 7.0 percentage points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  While our Retail Group continued to improve its operating margin, the segment continued to experience negative margins due to its high lease expense to sales volume ratio.

•	The segment’s gross margin during the first quarter of fiscal 2012 increased 1.7 percentage points compared to the first quarter of fiscal 2011.
•	The improved operating margin for this segment was primarily a result of the increased sales volume on a minimal increase in operating expenses.

VIEs/Other

Our VIEs’ sales decreased $4.2 million (net of intercompany eliminations) in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  This was mainly the result of acquiring our Southern California VIE in the fourth quarter of fiscal 2011.  Our remaining VIE had operating income of $0.6 million in the first quarter of fiscal 2012, compared to an operating loss of $1.6 million in the first quarter of fiscal 2011 for the two VIEs we had at that time.  Due to the acquisition of our Southern California VIE, which historically operated with significant losses, we experienced an improvement in our VIE operating results.  However, because we successfully integrated this acquired market into our Retail operations, we did not see a corresponding decrease in our Retail segment’s operating results.

Our Corporate and Other operating loss decreased in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due mainly to lower consulting fees and a reduction of an environmental reserve of a previously sold division offset in part by higher costs for incentive compensation expenses.

Interest Expense

Interest expense for the first quarter of fiscal 2012 decreased slightly compared to the first quarter of fiscal 2011.  Our average debt decreased by $4.1 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  Our weighted average interest rate decreased 1.6 percentage points in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  This decrease was mainly the result of our interest rate swap expiring in May, 2011.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition.  We received $0.3 million in payments and funds related to the anti-dumping order on wooden bedroom furniture from China during the first quarter of fiscal 2012.

Income Taxes

Our effective tax rate for the current period was greatly impacted by the release of a portion of the valuation allowance relating to U.S. federal and state deferred tax assets.  Absent this discrete adjustment, the effective tax rate for the period would have been 37.1%, compared to 42.9% for the first quarter of fiscal 2011.  This was lower than the prior year due to certain U.S. tax adjustments not recognized (as a result of the valuation allowance) and minor discrete items in the first quarter of fiscal 2011.

During the first quarter of fiscal 2012, certain valuation allowances were reduced by $43.4 million associated with U.S. federal, state and foreign deferred tax assets.  This reduction in the valuation allowance was based upon (i) our cumulative pretax income position and (ii) our most recent operating results, including pre-tax income amounts in our first fiscal quarter which exceeded both our operating plan and prior year first quarter results and (iii) our most current forecasts, all of which caused us to reconsider our concerns regarding the fiscal 2012 economic environment.  See also Note 12 of the accompanying financial statements for further information.

Restructuring

During the past several years, we have committed to various restructuring plans to rationalize our manufacturing facilities, consolidate warehouse distribution centers and close underperforming retail facilities. Restructuring charges were $0.1 million in both the first quarter of fiscal 2012 and the first quarter of fiscal 2011.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations and capital expenditures.  We had cash and equivalents of $110.4 million at July 30, 2011, compared to $115.3 million at April 30, 2011.

Under our credit agreement we have certain covenants and restrictions, including a 1.05 to 1.00 fixed charge coverage ratio requirement which would become effective if our excess availability fell below $30.0 million.  Excess availability is the difference between our eligible accounts receivable and inventory less the total of our outstanding letters of credit, other reserves as denoted in our credit agreement and our outstanding borrowings under the agreement.  We do not expect to fall below the required excess availability threshold in the next twelve months.  As of July 30, 2011, we had $20.0 million outstanding on our credit facility and $100.9 million of excess availability, compared to $20.0 million outstanding on our credit facility and $108.2 million of excess availability as of April 30, 2011.

Capital expenditures for the first quarter of fiscal 2012 were $3.3 million compared with $2.4 million during the first quarter of fiscal 2011.  We have no material commitments for capital expenditures.  Capital expenditures are expected to be in the range of $15.0 million to $20.0 million in fiscal 2012.

We expect to pay our contractual obligations due in the remainder of fiscal 2011 using our cash flow from operations, our $110.4 million of cash on hand as of July 30, 2011, and the $100.9 million of availability under our credit agreement.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Quarter Ended
(Unaudited, amounts in thousands)	7/30/11	7/24/10
Operating activities
Net income (loss)	$45,856	$(942)
Non-cash add backs including changes in deferred taxes	(34,921)	7,811
Restructuring	116	144
Working capital	(8,029)	(19,064)
Net cash provided by (used for) operating activities	3,022	(12,051)

Net cash used for investing activities	(3,323)	(3,039)

Financing activities
Net decrease in debt	(4,590)	(328)
Stock issued from stock plans	50	24
Net cash used for financing activities	(4,540)	(304)

Exchange rate changes	5	(32)
Change in cash and equivalents	$(4,836)	$(15,426)

Operating Activities

During the first quarter of fiscal 2012, net cash provided by operating activities was $3.0 million. Cash from net income net of non-cash add backs was $10.9 million, which was offset by cash used for working capital of $8.0 million.  Because of the seasonal nature of our business, our receivables decreased, generating cash flow; however this was offset by an increase in raw material inventory along with payment of accrued benefits during the first quarter of fiscal 2012.

During the first quarter of fiscal 2011, net cash used for operating activities was $12.1 million.  Our net loss and non-cash add backs were $6.9 million.  Our cash used for working capital was mainly the result of accrued benefit payments and a decrease in accounts payable.  Additionally, our accounts receivable decreased and our inventories increased during our first quarter of fiscal 2011 as a result of the normal cyclical decline in business in our first quarter.

Investing Activities

During the first quarter of fiscal 2012, net cash used for investing activities was $3.3 million, compared with $3.0 million of cash used for investing activities during the first quarter of fiscal 2011.  The majority of the net cash used for investing activities during the first quarter of fiscal 2012 and fiscal 2011 was for capital expenditures.

Financing Activities

During the first quarter of fiscal 2012, net cash used for financing activities was $4.5 million, compared to $0.3 million in the first quarter of fiscal 2011.  The net cash used for financing activities during the first quarter of fiscal 2012 and fiscal 2011 primarily related to the repayment of debt.

Other

Our balance sheet at the end of the first quarter of fiscal 2012 reflected a $2.2 million liability for uncertain income tax positions.  It is reasonably possible that $0.4 million of this liability will be settled within the next twelve months.  The remaining balance, to the extent it is ever paid, will be paid as tax audits are completed or settled.

During the first quarter of fiscal 2012 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2011 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 7.0% at July 30, 2011, and 8.8% at April 30, 2011.  Capitalization is defined as total debt plus total equity.

Our board of directors has authorized the repurchase of company stock.  As of July 30, 2011, 5.4 million additional shares could be purchased pursuant to this authorization. We did not purchase any shares during the first quarter of fiscal 2012.

We have guaranteed various leases of dealers with proprietary stores. The total amount of these guarantees was $1.2 million at July 30, 2011. Of this, $0.9 million will expire within one year and $0.3 million in one to two years.  At the end of the first quarter of fiscal 2012, we had $43.3 million in open purchase orders with foreign casegoods, leather and fabric sources. Our open purchase orders that have not begun production are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 30, 2011.  There were no material changes to our critical accounting policies during the first quarter of fiscal 2012.

Regulatory Developments

Continued Dumping and Subsidy Offset Act of 2000

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition. There are numerous cases before the U.S. Court of International Trade and the U.S. Court of Appeals for the Federal Circuit.  The resolution of these cases will have a significant impact on the amount of additional CDSOA funds we receive.

In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.  However, assuming CDSOA distributions continue, these distributions could be significant depending on the results of legal appeals and administrative reviews and our actual percentage allocation.  We received $0.3 million in the first quarter of fiscal 2012 in CDSOA payments and funds related to the anti-dumping order on wooden bedroom furniture from China.

Recent Accounting Pronouncements

Refer to Note 15 for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 30, 2011.

Business Outlook

With financial markets volatile and consumers concerned about the overall macroeconomic environment, we expect the operating landscape for the furniture industry to remain difficult and we are cautious about our expectations going forward.  However, as we move into the fall, which is typically a stronger selling period, we believe we are well positioned to increase our market share.  We have the industry’s leading brand and a vast network of La-Z-Boy Furniture Galleries® stores and Comfort Studios® where consumers experience a professional and comfortable shopping experience.  We are investing in our business to improve our performance and believe our brand platform will continue to drive qualified consumers to our dealer base.  Our operating structure remains lean and efficient and we believe increased volume will leverage those efficiencies, and favorably impact our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2012 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2011.

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

Changes in Internal Control over Financial Reporting.
There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first quarter of fiscal 2012.  Our risk factors are disclosed in our Form 10-K for the year ended April 30, 2011.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 23, 2011

BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer