Form 10-Q
period 2011-10-29
LA-Z-BOY INC
filed 2011-11-30
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED OCTOBER 29, 2011
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

Large accelerated filer☐        Accelerated filer☑        Non-accelerated filer☐       Smaller Reporting Company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐                                           No☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 23, 2011
Common Shares, $1.00 par value	51,856,436

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2012

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/29/11	10/23/10
Sales	$307,679	$292,982
Cost of sales	211,896	207,876
Gross profit	95,783	85,106
Selling, general and administrative expense	83,535	79,767
Operating income	12,248	5,339
Interest expense	389	592
Interest income	166	223
Other income (expense), net	(108)	(418)
Income before income taxes	11,917	4,552
Income tax expense	4,245	1,381
Net income	7,672	3,171
Net loss attributable to noncontrolling interests	198	774
Net income attributable to La-Z-Boy Incorporated	$7,870	$3,945

Basic average shares	52,055	51,855
Basic net income attributable to La-Z-Boy Incorporated per share	$0.15	$0.07

Diluted average shares	52,475	52,214
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.15	$0.07

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/29/11	10/23/10
Sales	$587,773	$556,296
Cost of sales	411,062	398,356
Gross profit	176,711	157,940
Selling, general and administrative expense	160,990	154,251
Operating income	15,721	3,689
Interest expense	813	1,182
Interest income	349	466
Income from Continued Dumping and Subsidy Offset Act, net	322	0
Other income (expense), net	265	(69)
Income before income taxes	15,844	2,904
Income tax expense (benefit)	(37,684)	675
Net income	53,528	2,229
Net (income) loss attributable to noncontrolling interests	(122)	1,500
Net income attributable to La-Z-Boy Incorporated	$53,406	$3,729

Basic average shares	51,999	51,820
Basic net income attributable to La-Z-Boy Incorporated per share	$1.01	$0.07

Diluted average shares	52,458	52,228
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.00	$0.07

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	10/29/11	4/30/11
Current assets
Cash and equivalents	$117,533	$115,262
Receivables, net of allowance of $22,955 at 10/29/11 and $23,937 at 4/30/11	161,897	161,299
Inventories, net	143,539	138,444
Deferred income tax assets - current	19,703	0
Other current assets	20,087	17,218
Total current assets	462,759	432,223
Property, plant and equipment, net	117,961	120,603
Trade names	3,100	3,100
Deferred income tax assets – long-term	27,045	2,883
Other long-term assets	33,167	34,646
Total assets	$644,032	$593,455

Current liabilities
Current portion of long-term debt	$2,481	$5,120
Accounts payable	48,503	49,537
Accrued expenses and other current liabilities	82,622	77,447
Total current liabilities	133,606	132,104
Long-term debt	28,196	29,937
Other long-term liabilities	63,288	67,274
Contingencies and commitments	0	0
Shareholders’ equity
Common shares, $1 par value – 150,000 authorized; 51,946 outstanding October 29, 2011 and 51,909 outstanding April 30, 2011	51,946	51,909
Capital in excess of par value	225,624	222,339
Retained earnings	157,412	105,872
Accumulated other comprehensive loss	(18,873)	(18,804)
Total La-Z-Boy Incorporated shareholders' equity	416,109	361,316
Noncontrolling interests	2,833	2,824
Total equity	418,942	364,140
Total liabilities and equity	$644,032	$593,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10
Cash flows from operating activities
Net income	$53,528	$2,229
Adjustments to reconcile net income to cash provided by (used for) operating activities
(Gain) loss on sale of assets	(139)	154
Deferred income tax expense/(benefit)	(43,784)	7
Provision for doubtful accounts	2,118	1,888
Depreciation and amortization	12,372	11,464
Stock-based compensation expense	3,285	2,356
Pension plan contributions	(1,860)	0
Change in receivables	(1,418)	(2,034)
Change in inventories	(4,765)	(12,790)
Change in other assets	(2,993)	(3,528)
Change in payables	(1,034)	(7,193)
Change in other liabilities	2,212	(11,366)
Net cash provided by (used for) operating activities	17,522	(18,813)

Cash flows from investing activities
Proceeds from disposals of assets	221	304
Capital expenditures	(8,218)	(4,987)
Purchases of investments	(5,214)	(6,630)
Proceeds from sales of investments	5,160	6,121
Cash effects on deconsolidation of VIE	0	(632)
Other	(681)	(43)
Net cash used for investing activities	(8,732)	(5,867)

Cash flows from financing activities
Proceeds from debt	0	20,456
Payments on debt	(4,860)	(20,882)
Payments for debt issuance costs	(390)	0
Stock issued from stock and employee benefit plans	321	58
Purchases of common stock	(1,542)	0
Net cash used for financing activities	(6,471)	(368)

Effect of exchange rate changes on cash and equivalents	(48)	277
Change in cash and equivalents	2,271	(24,771)
Cash and equivalents at beginning of period	115,262	108,427
Cash and equivalents at end of period	$117,533	$83,656

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 24, 2010	$51,770	$218,622	$89,717	$(20,284)	$3,289	$343,114

Comprehensive income
Net income (loss)			24,047		(6,674)
Unrealized gain on marketable securities arising during the period				1,085
Reclassification adjustment for gain on marketable securities included in net income				(495)
Translation adjustment				(298)	353
Net pension amortization and net actuarial loss				640
Change in fair value of cash flow hedge				548
Total comprehensive income						19,206
Stock issued for stock and employee benefit plans, net of cancellations	139		(244)			(105)
Stock option and restricted stock expense		3,717				3,717
Acquisition of VIE and other			(8,573)		8,633	60
Cumulative effect of change in accounting for noncontrolling interests			925		(2,777)	(1,852)
At April 30, 2011	$51,909	$222,339	$105,872	$(18,804)	$2,824	$364,140
Comprehensive income
Net income			53,406		122
Unrealized loss on marketable securities arising during the period (net of tax of $0.2 million)				(383)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.2 million)				(262)
Translation adjustment				47	(113)
Net pension amortization (net of tax of $0.3 million)				510
Change in fair value of cash flow hedge				19
Total comprehensive income						53,346
Purchases of common stock	(185)		(1,357)			(1,542)
Stock issued for stock and employee benefit plans, net of cancellations	222		(509)			(287)
Stock option and restricted stock expense		3,285				3,285
At October 29, 2011	$51,946	$225,624	$157,412	$(18,873)	$2,833	$418,942

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated, including our wholly-owned subsidiaries and the Variable Interest Entities (“VIEs”) in which we are the primary beneficiary.  The April 30, 2011, balance sheet was derived from our audited financial statements.  The interim financial information is prepared in conformity with generally accepted accounting principles, and such principles are applied on a basis consistent with those reflected in our fiscal 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 28, 2012. Fiscal 2012 is a 52 week year as compared to fiscal 2011, which was 53 weeks.  The additional week in fiscal 2011 occurred in the fourth quarter.

Our consolidated balance sheet and consolidated statement of changes in equity for the periods presented have been revised to include the effect of a reclassification at April 24, 2010, of $16.7 million (and subsequent activity) between capital in excess of par value and retained earnings related to share purchase activity and subsequent reissuances.  Our consolidated statement of cash flows for the period ended October 23, 2010, was reclassified to present the cash impact of deconsolidating VIEs as an investing activity to be consistent with the presentation in our fiscal 2011 Annual Report on Form 10-K.

Note 2: Allowance for Credit Losses

As of October 29, 2011, we had gross notes receivable of $9.9 million outstanding from 15 customers, with a corresponding allowance for credit losses of $2.3 million.  We have collateral from these customers in the form of inventory or real estate to support the carrying value of these notes.  We do not accrue interest income on these notes receivable, but we record interest income when it is received.  Of the $9.9 million in notes receivable as of October 29, 2011, $2.4 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet.  The remainder of the notes receivable were categorized as other long-term assets, with the allowance for credit losses allocated between receivables and other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the quarter and six months ended October 29, 2011, and October 23, 2010:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10	10/29/11	10/23/10
Beginning balance	$2,309	$791	$2,067	$1,004
Write-offs	(15)	0	(15)	0
Provision for (reversal of) credit losses (net)	(11)	(218)	231	(431)
Ending balance	$2,283	$573	$2,283	$573

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/29/11	4/30/11
Raw materials	$71,652	$70,326
Work in process	11,201	11,461
Finished goods	88,438	84,367
FIFO inventories	171,291	166,154
Excess of FIFO over LIFO	(27,752)	(27,710)
Inventories, net	$143,539	$138,444

Note 4:  Investments

Included in other long-term assets in our consolidated balance sheet were available-for-sale investments of $10.1 million and trading securities of $1.4 million at October 29, 2011, and available-for-sale investments of $11.2 million and trading securities of $1.8 million at April 30, 2011.  These investments fund future obligations of our non-qualified retirement plan and our executive qualified deferred compensation plan. All unrealized gains or losses in the table below related to available-for-sale investments and were included in accumulated other comprehensive income/(loss) within our consolidated statement of changes in equity because we did not have any unrealized gains or losses which were considered other-than-temporary during fiscal 2012 or fiscal 2011. If there was a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged to earnings.

The following is a summary of investments at October 29, 2011, and April 30, 2011:

As of October 29, 2011
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,271	$(52)	$6,641
Fixed income	106	(13)	3,307
Mutual funds	0	0	1,394
Other	1	0	155
Total securities	$2,378	$(65)	$11,497

As of April 30, 2011
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$3,286	$(10)	$8,010
Fixed income	81	(9)	3,009
Mutual funds	0	0	1,837
Other	0	0	155
Total securities	$3,367	$(19)	$13,011

The following table summarizes sales of available-for-sale securities:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10	10/29/11	10/23/10
Proceeds from sales	$1,050	$1,768	$3,210	$3,905
Gross realized gains	52	71	447	218
Gross realized losses	(24)	(2)	(27)	(37)

The fair value of fixed income available-for-sale securities by contractual maturity was $0.1 million within one year, $1.2 million within two to five years, $1.2 million within six to ten years and $0.8 million thereafter.

Note 5: Debt

On October 19, 2011, we entered into an amended credit agreement with a syndicate of lenders, which reduced our revolving credit facility capacity from $175 million to $150 million and extended its maturity date to October 19, 2016.  We may elect interest rates based on LIBOR or the base rate.  The base rate is the higher of the federal funds rate plus 0.50% and the prime rate. Interest on our loans is set at the applicable rate plus a margin ranging from 1.50% to 2.00% for LIBOR loans and up to 0.50% for base rate loans, in each case based on average excess availability.  The amended credit agreement reduces the commitment fee that we pay on the unused portion of the revolving credit commitment from 0.375% to 0.25% per annum.

The amended credit agreement is secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts.  Availability under the agreement fluctuates in accordance with a borrowing base calculation based on eligible accounts receivable and inventory.  The agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment. At October 29, 2011, we were not subject to the fixed charge coverage ratio requirement, but would have complied with the requirement had we been subject to it. At October 29, 2011, we had borrowings of $20 million outstanding under the agreement.

The amended credit agreement contains customary events of default, including nonpayment of principal when due, nonpayment of interest after a stated grace period; inaccuracy of representations and warranties; violations of covenants; certain acts of bankruptcy and liquidation; defaults under certain material contracts; certain ERISA-related events; certain material environmental claims; and a change in control (as defined in the agreement). In the event of a default, the lenders may terminate their commitments, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all of their rights, including exercising remedies with respect to the collateral including foreclosure and other remedies available to secured creditors.

Note 6: Pension Plans

Net periodic pension costs were as follows:
	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10	10/29/11	10/23/10
Service cost	$277	$291	$555	$582
Interest cost	1,391	1,356	2,782	2,712
Expected return on plan assets	(1,705)	(1,478)	(3,410)	(2,956)
Net amortization	409	435	818	870
Net periodic pension cost	$372	$604	$745	$1,208

Note 7: Product Warranties

We accrue an estimated liability for product warranties at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products.  Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer.  Over 90% of our warranty liability relates to our Upholstery Group as we generally warrant our products against defects for one year on fabric and leather, up to five years for padding and up to a lifetime on certain mechanisms and frames.  Considerable judgment is used in making our estimates.  If actual costs were to differ significantly from our estimates, we would record the impact of these costs in subsequent periods.

A reconciliation of the changes in our product warranty liability for the quarter and six months ended October 29, 2011, and October 23, 2010, is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10	10/29/11	10/23/10
Balance as of the beginning of the period	$13,847	$14,715	$13,854	$14,773
Accruals during the period	3,562	3,499	7,222	6,710
Settlements during the period	(3,591)	(3,355)	(7,258)	(6,624)
Balance as of the end of the period	$13,818	$14,859	$13,818	$14,859

As of October 29, 2011, and April 30, 2011, $7.9 million and $8.0 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 8:  Stock-Based Compensation

In the first quarter of fiscal 2012, we granted 0.3 million stock options, 0.2 million restricted shares and 0.7 million performance awards to employees. Total compensation expense recognized in the consolidated statement of income for all equity based compensation was $1.7 million and $3.3 million for the second quarter and first six months of fiscal 2012, respectively, and was categorized as a component of selling, general, and administrative expense in our consolidated statement of income.  For the second quarter and first six months of fiscal 2011, we recorded compensation expense for all equity based compensation of $1.3 million and $2.4 million, respectively.

Note 9:  Total Comprehensive Income

The components of total comprehensive income are as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10	10/29/11	10/23/10
Net income	$7,672	$3,171	$53,528	$2,229
Other comprehensive income:
Currency translation adjustment	(111)	649	(66)	520
Change in fair value of cash flow hedge	(9)	123	19	236
Net unrealized gains (losses) on marketable securities arising during the period, net of tax	(141)	493	(645)	(265)
Net pension amortization, net of tax	265	435	510	870
Total other comprehensive income (loss)	4	1,700	(182)	1,361
Total comprehensive income before allocation to noncontrolling interest	7,676	4,871	53,346	3,590
Comprehensive (income) loss attributable to noncontrolling interest	340	408	(9)	1,138
Comprehensive income attributable to La-Z-Boy Incorporated	$8,016	$5,279	$53,337	$4,728

The components of accumulated other comprehensive loss are as follows:

(Unaudited, amounts in thousands)	10/29/11	4/30/11
Translation adjustment	$4,041	$3,994
Cash flow hedges	(9)	(28)
Unrealized gains on marketable securities, net of tax	2,703	3,348
Net actuarial loss, net of tax	(25,608)	(26,118)
Total accumulated other comprehensive loss	$(18,873)	$(18,804)

Note 10: Variable Interest Entities

Our financial statements include the accounts of certain entities in which we hold a controlling interest based on exposure to economic risks and potential rewards (variable interests) for which we are the primary beneficiary.  Accounting guidance requires that a variable interest entity (“VIE”) be consolidated if the company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

We have a special operating agreement in place with one independent dealer that is a VIE which causes us to be considered its primary beneficiary.  Through January 31, 2011, we consolidated a second independent dealer because of a similar operating agreement.  During the fourth quarter of fiscal 2011 we acquired the 15 stores of this VIE, and the results of those stores are now reported in our Retail Group.  As a result, our VIEs’ results included eight stores during the first quarter of fiscal 2012, nine stores during the second quarter of fiscal 2012 and 23 stores during the first six months of fiscal 2011.

The table below shows the assets and liabilities of our single remaining VIE included in our consolidated balance sheet at October 29, 2011, and April 30, 2011:

(Unaudited, amounts in thousands)	10/29/11	4/30/11
Cash and equivalents	$680	$1,642
Receivables, net	17	20
Inventories, net	3,014	2,719
Other current assets	34	79
Property, plant and equipment, net	596	374
Other long-term assets, net	204	188
Total assets	$4,545	$5,022

Accounts payable	$346	$278
Accrued expenses and other current liabilities	2,118	2,198
Other long-term liabilities	407	339
Total liabilities	$2,871	$2,815

In addition to our consolidated VIE, we have significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we are not the primary beneficiary.  Our total exposure related to these dealers at October 29, 2011, and April 30, 2011, was $4.6 million and $5.0 million, respectively, consisting primarily of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We have not provided additional financial or other support to these dealers during fiscal 2012 and have no obligations or commitments to provide further support.

Note 11: Segment Information

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group.  The Upholstery Group consists of three operating units, La-Z-Boy, England and Bauhaus.  This group manufactures or imports and sells upholstered furniture to furniture retailers. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas.  The Uphostery Group sells directly to La-Z-Boy Furniture Galleries ® stores, operators of Comfort Studios, general dealers and department stores.

Casegoods Group. The Casegoods Group consists of two operating units, American Drew, Lea and Hammary; and Kincaid. This group sells imported or manufactured wood furniture to furniture retailers.  Casegoods product includes bedroom, dining room, entertainment centers, accent pieces and some coordinated upholstered furniture. The Casegoods Group sells to proprietary stores and general dealers.

Retail Group. The Retail Group consists of 85 company-owned La-Z-Boy Furniture Galleries® stores in nine primary markets.  The Retail Group sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10	10/29/11	10/23/10
Sales
Upholstery Group	$241,400	$224,878	$458,862	$426,812
Casegoods Group	35,943	39,509	70,704	76,359
Retail Group	52,711	39,246	101,525	74,553
VIEs, net of intercompany sales eliminations	2,762	7,744	6,103	15,286
Corporate and Other	817	449	1,411	826
Eliminations	(25,954)	(18,844)	(50,202)	(37,540)
Consolidated Sales	$307,769	$292,982	$587,773	$556,296

Operating Income (Loss)
Upholstery Group	$20,993	$17,055	$32,118	$27,112
Casegoods Group	1,962	1,376	2,519	2,951
Retail Group	(2,683)	(4,360)	(6,061)	(9,284)
VIEs	(204)	(1,104)	363	(2,712)
Corporate and Other	(7,820)	(7,628)	(13,218)	(14,378)
Consolidated Operating Income	$12,248	$5,339	$15,721	$3,689

Note 12: Income Taxes

Our effective tax rate for the second quarter of fiscal 2012 was 35.6% compared to 30.3% for the second quarter of fiscal 2011.  The effective tax rate for the second quarter of fiscal 2011 was impacted by routine discrete items that resulted in a rate reduction of 11.2%.  Our effective tax rate for the six month period of fiscal 2012 was impacted by the release of a portion of the valuation allowance relating to our U.S. federal and state deferred tax assets.  Absent this discrete adjustment, the effective tax rate for the first six months of fiscal 2012 would have been 36.0%.  The effective tax rate was 23.2% for the first six months of fiscal 2011 after the impact of routine discrete items that resulted in a rate reduction of 17.6%.

The valuation allowance was originally established in fiscal year 2009 based on our cumulative pretax losses in the U.S. at that time and uncertainty as to when those losses would reverse.  In the first quarter of fiscal 2012, we moved from a three year cumulative loss position to a three year cumulative income position in the U.S. by generating sufficient positive pretax income to recover the preexisting cumulative losses.

Realization of our deferred tax assets is dependent on (among other things) generating sufficient future taxable income.  Based upon (i) our cumulative pretax income position (ii) our most recent operating results, including pretax income amounts in our first fiscal quarter which exceeded both our operating plan and prior year first quarter results and (iii) our most current forecasts, all of which caused us to reconsider certain of our concerns regarding the fiscal 2012 economic environment, we concluded that certain valuation allowances totaling $43.4 million associated with certain U.S. federal and state deferred tax assets should be reduced in the first quarter of fiscal 2012 because we believed that it had become more likely than not that the value of those deferred tax assets will be realized.

In connection with our analysis of the total amounts of the valuation allowance to be reduced, we conducted an updated analysis of our deferred tax assets position as of April 30, 2011.  As a result of this analysis, we determined that our total gross deferred tax assets at April 30, 2011, should be reduced by $8.7 million, with a corresponding decrease to the related valuation allowance.  The adjustments to reduce our gross deferred tax balances were primarily related to unrealized gains on our investments, employee benefit plan arrangements and state income taxes.  Changes in our valuation allowance in the first six months of fiscal 2012 were as follows:

(Unaudited, amounts in thousands)	10/29/11
Beginning balance	$65,748
Reduction to beginning gross deferred tax asset balances	(8,726)
Valuation allowance reversal	(43,386)
Ending balance	$13,636

The remaining valuation allowance of $13.6 million includes $11.1 million related to certain U.S. federal and state deferred tax assets and $2.5 million associated with foreign deferred tax assets. The U.S federal deferred tax assets primarily represent capital losses which expire in 2013, and we believe it is more likely than not that they will not be realized.  The state deferred taxes are primarily related to certain state net operating losses.  Foreign deferred tax assets relate primarily to net operating losses.  The valuation allowance related to the foreign deferred tax assets could be reduced in future periods, based on, among other factors, the level of cumulative pretax losses and estimated future taxable income generated in that foreign jurisdiction in fiscal 2012 and beyond.

Our consolidated balance sheet at the end of the second quarter of fiscal 2012 reflected a $2.2 million liability for uncertain income tax positions.  It is reasonably possible that $0.4 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled.

Note 13: Earnings per Share

Certain share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities.  We grant restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; as participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the two-class method.

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10	10/29/11	10/23/10
Numerator (basic and diluted):
Net income attributable to La-Z-Boy
Incorporated	$7,870	$3,945	$53,406	$3,729
Income allocated to participating securities	(150)	(77)	(1,026)	(72)
Net income available to common shareholders	$7,720	$3,868	$52,380	$3,657

Denominator:
Basic common shares (based upon weighted average)	52,055	51,855	51,999	51,820
Add:
Stock option dilution	420	359	459	408
Diluted common shares	52,475	52,214	52,458	52,228

We had outstanding options to purchase 1.1 million shares for the quarter and six months ended October 29, 2011, with a weighted average exercise price of $14.16, and outstanding  options to purchase 1.3 million shares for the quarter and six months ended October 23, 2010, with a weighted average exercise price of $15.30.  We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, so that including the  options’ effect would have been anti-dilutive.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis.  Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized.  We did not measure any significant assets or liabilities at fair value on a non-recurring basis during fiscal 2012.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at October 29, 2011, and April 30, 2011:

As of October 29, 2011	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$7,475	$2,628	$0
Trading securities	0	1,394	0
Total	$7,475	$4,022	$0

As of April 30, 2011	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$8,645	$2,529	$0
Trading securities	0	1,837	0
Total assets	$8,645	$4,366	$0

Liabilities
Interest rate swap	0	(28)	0
Total	$8,645	$4,338	$0

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

In order to fix a portion of our floating rate debt, we entered into a three year interest rate swap agreement which expired during the first quarter of fiscal 2012.

Note 15:  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of comprehensive income which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires the presentation of net income and comprehensive income in one continuous statement, or in two consecutive statements.  This guidance will be effective for our fiscal 2013 and will change the way we present comprehensive income in our financial statements.

In May 2011, the FASB issued accounting guidance on fair value measurements.  This guidance requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, it provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs and will be effective for our fourth quarter of fiscal 2012.  We will revise our disclosures at that time as a result of this new accounting guidance. Based upon our current portfolio requiring fair value measurements we do not anticipate that the revisions to our existing disclosures will be significant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have prepared this Management’s Discussion and Analysis as an aid to better understand our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. After a cautionary note about forward-looking statements, we begin with an introduction to our key businesses and strategies. We then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this report, and our representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

—future income, margins and cash flows	—future economic performance
—future growth	—industry and importing trends
—adequacy and cost of financial resources	—management plans

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," "intends" and "expects" or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of recovery from the recent economic recession or the emergence of a second wave of the recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions or product recalls; (i) restructuring actions; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology system failures; (p) effects of our brand awareness and marketing programs; (q) our ability to locate new La-Z-Boy Furniture Galleries® stores owners and negotiate favorable lease terms for new or existing locations; and (r) those matters discussed in Item 1A of our fiscal 2011 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products.  We are the leading global producer of reclining chairs.  We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 309 La-Z-Boy Furniture Galleries® stores and 545 Comfort Studios®, each dedicated to marketing our La-Z-Boy branded products.  We consider this dedicated space to be “proprietary.”  We own 85 of the La-Z-Boy Furniture Galleries® stores.  The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 545 Comfort Studios®, are independently owned and operated, including nine La-Z-Boy Furniture Galleries® stores owned by our single remaining consolidated Variable Interest Entity (VIE). La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service.  Comfort Studios® are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products.  In addition to the La-Z-Boy Comfort Studios®, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 706 outlets and 2.0 million square feet of floor space.  In total, our proprietary floor space is approximately 9.3 million square feet.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

•
Upholstery Group.  In terms of revenue, our largest segment is the Upholstery Group, which consists of three operating units, La-Z-Boy, our largest operating unit, as well as the Bauhaus and England operating units. The Upholstery Group manufactures or imports and sells upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas to furniture retailers and proprietary stores.  The Upholstery Group sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios®, general dealers and department stores.

•
Casegoods Group.  Our Casegoods Group is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and accent pieces, as well as some coordinated upholstered furniture.  The Casegoods Group consists of two operating units, American Drew, Lea and Hammary; and Kincaid.  The Casegoods Group primarily sells to proprietary stores and general dealers.

•
Retail Group.  Our Retail Group consists of 85 company-owned La-Z-Boy Furniture Galleries® stores located in nine markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida and southern California.  The Retail Group primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Variable Interest Entities

We have a special operating agreement in place with one independent dealer that is a VIE which causes us to be considered its primary beneficiary.  Through January 31, 2011, we consolidated a second independent dealer because of a similar special operating agreement.  During the fourth quarter of fiscal 2011 we acquired the 15 stores of this VIE, and the results of those stores are now reported in the operating results of our Retail Group.  As a result, our VIEs’ results included 23 stores through January 31, 2011 and eight stores for the fourth quarter of fiscal year 2011.  Our VIE’s results for fiscal 2012 included eight stores for the first quarter and nine stores for the second quarter.

Financial Highlights

During the second quarter of fiscal 2012, sales trends were favorable on a consolidated basis, increasing by 5.0% compared to the prior year second quarter, driven by our Upholstery and Retail segments, which both experienced increased volume as compared to the second quarter of fiscal 2011.  Partially offsetting these increases were decreased sales in our Casegoods segment as compared to the second quarter of fiscal 2011.  Operating margins improved as compared to the prior year second quarter by 2.2 percentage points on a consolidated basis, driven by favorable trends in volume in our Upholstery segment and higher average ticket purchases in our Retail segment.  In addition, our Casegoods segment’s operating margin increased due to selling price increases which more than offset the raw material price increases we experienced during the quarter.

On October 19, 2011, we entered into an amended credit agreement, which reduced our revolving credit facility capacity from $175 million to $150 million and extended its maturity date to October 19, 2016.  We entered into this agreement to maintain long-term financing to support our operations if needed in the future and to reduce our periodic financing costs.  In addition, our improved financial condition allowed us to obtain less restrictive debt covenants under the amended agreement.

Results of Operations
Fiscal 2012 Second Quarter Compared to Fiscal 2011 Second Quarter

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	10/29/11	10/23/10	Percent change
Consolidated sales	$307,679	$292,982	5.0%
Consolidated operating income	12,248	5,339	129.4%
Consolidated operating margin	4.0%	1.8%

Sales

Consolidated sales increased $14.7 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due mainly to stronger volume in fiscal 2012.

Operating Margin

Our second quarter fiscal 2012 operating margin increased 2.2 percentage points compared to the second quarter of fiscal 2011 due to improved operating margins in our Upholstery, Casegoods and Retail segments.

•	Our gross margin increased 2.1 percentage points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.
•	Raw material prices increased compared to the second quarter of fiscal 2011. These increases were more than offset by ongoing cost reductions, primarily in our Upholstery Group.

Upholstery Group
(Unaudited, amounts in thousands, except percentages)	10/29/11	10/23/10	Percent change
Sales	$241,400	$224,878	7.3%
Operating income	20,993	17,055	23.1%
Operating margin	8.7%	7.6%

Sales

Our Upholstery Group’s sales increased $16.5 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  Increased volume and a favorable shift in product mix drove the 7.3% increase in sales.  We believe these improvements were a result of an effective promotional plan which drove increased volume for our La-Z-Boy branded business.

Operating Margin

Our Upholstery Group’s operating margin increased 1.1 percentage points for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

•
The segment’s gross margin increased 1.8 percentage points during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to a combination of factors, the most significant of which were:

o	Ongoing cost reductions and efficiencies, including the favorable impact of our Mexican operations, resulted in a 2.7 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.7 percentage point decrease in gross margin.
•	Offsetting the increase in gross margin was higher advertising spend and increased employee incentive compensation expenses.

Casegoods Group
(Unaudited, amounts in thousands, except percentages)	10/29/11	10/23/10	Percent change
Sales	$35,943	$39,509	(9.0)%
Operating income	1,962	1,376	42.6%
Operating margin	5.5%	3.5%

Sales

Our Casegoods Group’s sales decreased $3.6 million in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.  The decrease in sales for our Casegoods Group was primarily a result of a decrease in overall order levels during the first half of fiscal 2012.  In addition, we believe that consumers continue to postpone purchases of casegoods product to a greater extent than upholstered furniture because casegoods furniture typically has a higher average ticket price.

Operating Margin

Our Casegoods Group’s operating margin increased 2.0 percentage points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  The segment’s gross margin increased 2.1 percentage points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 mainly due to selling price increases.

 Retail Group
(Unaudited, amounts in thousands, except percentages)	10/29/11	10/23/10	Percent change
Sales	$52,711	$39,246	34.3%
Operating loss	(2,683)	(4,360)	38.5%
Operating margin	(5.1)%	(11.1)%

Sales

Our Retail Group’s sales increased $13.5 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  Of this increase, $9.6 million was due to the acquisition of our Southern California VIE in the fourth quarter of fiscal 2011.  The remainder of the increase was the result of an effective promotional plan which drove increased average ticket sales, which more than offset the impact of a decline in store traffic.

Operating Margin

Our Retail Group’s operating margin improved 6.0 percentage points in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  While our Retail Group continued to improve its operating margin, the segment continued to experience negative margins due to its high lease expense to sales volume ratio.

•	The segment’s gross margin during the second quarter of fiscal 2012 increased 3.5 percentage points compared to the second quarter of fiscal 2011.
•	The segment’s operating margin also benefitted from the increased sales volume, resulting in a greater leverage of SG&A expenses as a percentage of sales.

VIEs/Other

Our VIEs’ sales decreased $5.0 million (net of intercompany eliminations) in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  This was mainly the result of acquiring our Southern California VIE in the fourth quarter of fiscal 2011.  Our remaining VIE had an operating loss of $0.2 million in the second quarter of fiscal 2012, compared to an operating loss of $1.1 million in the second quarter of fiscal 2011 for the two VIEs we had at that time.  Due to the acquisition of our Southern California VIE, which historically operated with significant losses, we experienced an improvement in our VIE operating results.  However, because we successfully integrated this acquired market into our Retail operations, there was not a corresponding decrease in our Retail segment’s operating results.

Our Corporate and Other operating loss increased in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011. This decline was mainly due to higher incentive compensation costs.

Interest Expense

Interest expense for the second quarter of fiscal 2012 was down slightly as compared to the second quarter of fiscal 2011.  Our weighted average interest rate decreased 1.8 percentage points as compared to the second quarter of fiscal 2011.  This decrease was mainly the result of the May 2011 expiration of our interest rate swap.  Our average debt also decreased by $5.8 million in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.

Income Taxes

Our effective tax rate for the second quarter of fiscal 2012 was 35.6% compared to 30.3% for the second quarter of fiscal 2011.  The effective tax rate for the second quarter of fiscal 2011 was impacted by routine discrete items that resulted in a rate reduction of 11.2%.

Results of Operations
Fiscal 2012 Six Months Compared to Fiscal 2011 Six Months

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	10/29/11	10/23/10	Percent change
Consolidated sales	$587,773	$556,296	5.7%
Consolidated operating income (loss)	15,721	3,689	326.2%
Consolidated operating margin	2.7%	0.7%

Sales

Consolidated sales increased $31.5 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due mainly to stronger volume in fiscal 2012.

Operating Margin

Our operating margin increased 2.0 percentage points in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  Our Retail segment’s operating margin continued to improve for the first six months of fiscal 2012 as compared to the first six months of the prior year and our Upholstery segment’s operating margin increased compared to the first six months of the prior year. These improvements were partially offset by a decline in our Casegoods segment’s operating margin for the first six months of fiscal 2012 as compared to the first six months of fiscal 2011.

•	Our gross margin increased 1.7 percentage points in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.
•
SG&A expenses increased in dollars compared to the first six months of fiscal 2011, but as a percent of sales, SG&A decreased by 0.3 percentage points.  The decline as a percentage of sales was a result of the increase in sales. The increase in dollars was driven by an increase in advertising spend in the Upholstery segment, which was partially offset by reductions in consulting expenses in Corporate and Other.

Upholstery Group
(Unaudited, amounts in thousands, except percentages)	10/29/11	10/23/10	Percent change
Sales	$458,862	$426,812	7.5%
Operating income	32,118	27,112	18.5%
Operating margin	7.0%	6.4%

Sales

Our Upholstery Group’s sales increased $32.1 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  Increased volume and changes in product mix drove the majority of the 7.5 percentage point increase in sales.  We believe these improvements were a result of an effective promotional plan which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery Group’s operating margin increased slightly for the first six months of fiscal 2012 compared to the first six months of fiscal 2011.

•
The segment’s gross margin increased 1.3 percentage points during the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due to a combination of factors, the most significant of which were:

o	Ongoing cost reductions and efficiencies, including the favorable impact of our Mexican operations, resulted in a 2.4 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.6 percentage point decrease in gross margin.
•	Offsetting the increase in gross margin was higher advertising spend and increased employee incentive compensation expenses.

Casegoods Group
(Unaudited, amounts in thousands, except percentages)	10/29/11	10/23/10	Percent change
Sales	$70,074	$76,359	(8.2)%
Operating income	2,519	2,951	(14.6)%
Operating margin	3.6%	3.9%

Sales

Our Casegoods Group’s sales decreased $6.3 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  The decrease in sales for our Casegoods Group was primarily a result of a decrease in overall order levels during the first six months of fiscal 2012.  In the first quarter of fiscal 2011, we launched a new youth line which increased our sales during that period.  We did not have a corresponding increase in new product introductions in the first six months of fiscal 2012.  In addition, we believe that consumers are postponing purchases of casegoods product to a greater extent than upholstered furniture because casegoods furniture typically has a higher average ticket price.

Operating Margin

Our Casegoods Group’s operating margin declined slightly by 0.3 percentage points in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.

•
The segment’s gross margin decreased 0.5 percentage points in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 mainly due to higher material costs which were not fully offset by selling price increases.

•
The segment’s SG&A decreased 0.2 percentage points due mainly to higher marketing cost relating to new product introductions during the first quarter of fiscal 2011 as compared to the first six months of fiscal 2012.

Retail Group
(Unaudited, amounts in thousands, except percentages)	10/29/11	10/23/10	Percent change
Sales	$101,525	$74,553	36.2%
Operating loss	(6,061)	(9,284)	34.7%
Operating margin	(6.0)%	(12.5)%

Sales

Our Retail Group’s sales increased $27.0 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  Of this increase, $19.0 million was due to the acquisition of our Southern California VIE in the fourth quarter of fiscal 2011.  The remainder of the increase was mainly due to improved conversion on customer traffic that was slightly down, which we believe was the result of an effective promotional plan that drove increased average ticket sales.

Operating Margin

Our Retail Group’s operating margin improved 6.5 percentage points in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  While our Retail Group continued to improve its operating margin, the segment continued to experience negative margins due to its high lease expense to sales volume ratio.

•	The segment’s gross margin during the first six months of fiscal 2012 increased 2.6 percentage points compared to the first six months of fiscal 2011.
•	The improved operating margin for this segment was primarily a result of the increased sales volume which resulted in a greater leverage of SG&A expenses as a percentage of sales.

VIEs/Other

Our VIEs’ sales decreased $9.2 million (net of intercompany eliminations) in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  This was mainly the result of acquiring our Southern California VIE in the fourth quarter of fiscal 2011.  Our remaining VIE had operating income of $0.4 million in the first six months of fiscal 2012, compared to an operating loss of $2.7 million in the six months of fiscal 2011 for the two VIEs we had at that time.  Due to the acquisition of our Southern California VIE, which historically operated with significant losses, we experienced an improvement in our VIE operating results.  However, because we successfully integrated this acquired market into our Retail operations, there was not a corresponding decrease in our Retail segment’s operating results.

Our Corporate and Other operating loss decreased in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due mainly to lower consulting fees and a reduction of an environmental reserve related to a previously sold division, offset in part by higher costs for incentive compensation expenses.

Interest Expense

Interest expense for the first six months of fiscal 2012 was down slightly as compared to the first six months of fiscal 2011.  Our weighted average interest rate decreased 1.7 percentage points as compared to the first six months of fiscal 2011.  This decrease was mainly the result of the May 2011 expiration of our interest rate swap. Our average debt also decreased by $4.9 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.

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

Income Taxes

Our effective tax rate for the six month period of fiscal 2012 was greatly impacted by the release of a portion of the valuation allowance relating to our U.S. federal and state deferred tax assets.  Absent this discrete adjustment, the effective tax rate for the first six months of fiscal 2012 would have been 36.0%.  The effective tax rate was 23.2% for the first six months of fiscal 2011 after the impact of routine discrete items that resulted in a rate reduction of 17.6%.

During the first quarter of fiscal 2012, valuation allowances were reduced by $43.4 million associated with certain U.S. federal, state and foreign deferred tax assets.  This reduction in the valuation allowance was the result of the level of pretax income generated over the past three years.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations and capital expenditures.  We had cash and equivalents of $117.5 million at October 29, 2011, compared to $115.3 million at April 30, 2011.

On October 19, 2011, we entered into an amended credit agreement with a syndicate of lenders, which reduced our revolving credit facility capacity from $175 million to $150 million and extended its maturity date to October 19, 2016.  We may elect interest rates based on LIBOR or the base rate. The base rate is the higher of the federal funds rate plus 0.5% and the prime rate. Interest on LIBOR loans under the prior agreement varied from LIBOR plus 1.75% to 2.25% based on average excess availability, but the amended credit agreement lowered the rate to LIBOR plus 1.50% to 2.00%.  Like the prior agreement, the amended credit agreement provides for margins on base rate loans varying from 0% to 0.50%, but the amended credit agreement lowers the excess availability required for the lower margins.  The amended credit agreement reduced the commitment fee that we pay on the unused portion of the revolving credit commitment from 0.375% to 0.25% per annum.

The amended credit agreement is secured primarily by all of our accounts receivable, inventory, cash deposit and securities accounts.  The prior agreement was secured in addition by substantially all of our patents and trademarks, including the La-Z-Boy brand name, but the amended credit agreement removed those assets as collateral.  Availability under the agreement fluctuates based on a borrowing base calculation consisting of eligible accounts receivable and inventory.  The agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment. At October 29, 2011, we were not subject to the fixed charge coverage ratio requirement, but would have complied with the requirement had we been subject to it. At October 29, 2011, we had borrowings of $20 million outstanding under the agreement, and had excess availability of $112.5 million.

The amended credit agreement contains customary events of default, including nonpayment of principal when due, nonpayment of interest after a stated grace period; inaccuracy of representations and warranties; violations of covenants; certain acts of bankruptcy and liquidation; defaults under certain material contracts; certain ERISA-related events; certain material environmental claims; and a change in control (as defined in the agreement). In the event of a default, the lenders may terminate their commitments made, declare amounts outstanding, including accrued interest and fees, payable immediately, and enforce any and all of their rights, including exercising remedies with respect to the collateral including foreclosure and other remedies available to secured creditors.

Capital expenditures for the first six months of fiscal 2012 were $8.2 million compared with $5.0 million during the first six months of fiscal 2011.  We have no material commitments outstanding for future capital expenditures.  Capital expenditures are expected to be in the range of $15.0 million to $20.0 million in fiscal 2012.

We expect to pay our contractual obligations due in the remainder of fiscal 2012 using our cash flow from operations, our $117.5 million of cash on hand as of October 29, 2011, and the borrowing capacity available to us under our amended credit agreement.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Six Months Ended
(Unaudited, amounts in thousands)	10/29/11	10/23/10
Operating activities
Net income	$53,528	$2,229
Non-cash add backs including changes in deferred taxes	(26,148)	15,869
Working capital	(9,858)	(36,911)
Net cash provided by (used for) operating activities	17,522	(18,813)

Net cash used for investing activities	(8,732)	(5,867)

Financing activities
Net decrease in debt	(4,860)	(426)
Payments for debt issuance costs	(390)	0
Stock issued from stock plans	321	58
Purchases of common stock	(1,542)	0
Net cash used for financing activities	(6,471)	(368)

Exchange rate changes	(48)	277
Change in cash and equivalents	$2,271	$(24,771)

Operating Activities

During the first six months of fiscal 2012, net cash provided by operating activities was $17.5 million. Cash from net income net of non-cash add-backs was $27.4 million, which was offset by cash used for working capital of $9.9 million.  Our cash provided by operating activities is mainly due to increased pre-tax income.

During the first six months of fiscal 2011, net cash used for operating activities was $18.8 million.  Cash from net income and non-cash add backs were $18.1 million.  Our cash used for working capital was mainly the result of accrued benefit payments and a decrease in accounts payable, as well as an increase in inventory levels due to the improvement in some of our supply chain issues.

Investing Activities

During the first six months of fiscal 2012, net cash used for investing activities was $8.7 million, compared with $5.9 million of cash used for investing activities during the first six months of fiscal 2011.  The majority of the net cash used for investing activities during the first six months of fiscal 2012 and fiscal 2011 was for capital expenditures.

Financing Activities

During the first six months of fiscal 2012, net cash used for financing activities was $6.5 million, compared to $0.4 million in the first six months of fiscal 2011.  The net cash used for financing activities during the first six months of fiscal 2012 primarily related to the repayment of debt and purchases of common stock.

On October 28, 1987, our Board of Directors announced the authorization of the plan to purchase company stock. The plan originally authorized 1.0 million shares and, subsequent to October 1987, 22.0 million additional shares were added to this plan for purchase. As of October 29, 2011, 5.2 million shares remain available for purchase pursuant to this authorization. The company purchased 0.2 million shares during the second quarter of fiscal 2012. With the cash flows we anticipate generating in fiscal 2012 we will be opportunistic in purchasing company stock. During the quarter ended October 29, 2011, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan expires at the close of business on April 27, 2012, and may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other

Our consolidated balance sheet at the end of the second quarter of fiscal 2012 reflected a $2.2 million liability for uncertain income tax positions.  It is reasonably possible that $0.4 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled.

During the first six months of fiscal 2012 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2011 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 6.8% at October 29, 2011, and 8.8% at April 30, 2011.  Capitalization is defined as total debt plus total equity.

At October 29, 2011, we had $44.5 million in open purchase orders with foreign casegoods, leather and fabric suppliers. Our open purchase orders that have not begun production are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 30, 2011.  There were no material changes to our critical accounting policies during the first six months of fiscal 2012.

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

Recent Accounting Pronouncements

Refer to Note 15 of the accompanying unaudited consolidated financial statements for updates on recent accounting pronouncements since the filing of our Form 10-K for the year ended April 30, 2011.

Business Outlook

We expect the operating environment for the industry to remain challenging based on low consumer confidence levels, a depressed housing market and volatility in the financial markets.  Against that backdrop, however, we believe the strength of the La-Z-Boy brand, the success of our marketing campaign and the efficiencies of our various operating platforms position us well going forward, and are confident the company will be able to capitalize on an eventual improvement in the marketplace.  Importantly, we are continuing to execute against our strategic objectives and are investing in our business to deliver improved performance going forward.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2012 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2011.

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

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended October 29, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first six months of fiscal 2012.  Our risk factors are disclosed in our Form 10-K for the year ended April 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has authorized the purchase of company stock. On October 28, 1987, our Board of Directors announced the authorization of the plan to purchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million additional shares have been added to this plan for purchase. As of October 29, 2011, 5.2 million shares remain available for purchase pursuant to this authorization. With the cash flows we anticipate generating in fiscal 2012 we will be opportunistic in purchasing company stock. During the quarter ended October 29, 2011, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations as well as certain price, market volume and timing constraints specified in the plan. The plan expires at the close of business on April 27, 2012, and may be accelerated, suspended, delayed or discontinued at any time, without notice.

The following table summarizes our purchases of company stock during the period covered by this report:

(Amounts in thousands except per share data)	Total number of shares purchased	Average Price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 31 – September 3, 2011)	10	$8.68	10	5,343
Fiscal September (September 4 – October 1, 2011)	90	$7.96	90	5,253
Fiscal October (October 2 – October 29, 2011)	85	$8.60	85	5,168
Fiscal Second Quarter of 2012	185	$8.30	185	5,168

Our amended credit agreement would prohibit us from paying dividends or purchasing shares if excess availability, as defined in the agreement, fell below 12.5% of the revolving credit commitment or we failed to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 on a pro forma basis. The agreement would not currently prohibit us from paying dividends or repurchasing shares. The future payment of dividends and purchase of shares is within the discretion of our board of directors and will depend, among other factors, on our earnings, capital requirements, and operating and financial condition, as well as any applicable restrictions under the agreement.

ITEM 6. EXHIBITS

Exhibit Number	Description
(4)
Amended and Restated Credit Agreement dated as of October 19, 2011, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed October 21, 2011)

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

Date: November 30, 2011

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer