Form 10-Q
period 2012-01-28
LA-Z-BOY INC
filed 2012-02-21
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JANUARY 28, 2012

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                          Yes ☐                                                   No    ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2012
Common Shares, $1.00 par value	51,725,886

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
(Unaudited, amounts in thousands, except per share data)	1/28/12	1/22/11
Sales	$316,515	$291,943
Cost of sales	216,724	203,597
Gross profit	99,791	88,346
Selling, general and administrative expense	82,771	78,354
Operating income	17,020	9,992
Interest expense	274	561
Interest income	138	250
Income from Continued Dumping and Subsidy Offset Act, net	1,415	903
Other income (expense), net	(89)	251
Income before income taxes	18,210	10,835
Income tax expense	2,864	2,451
Net income	15,346	8,384
Net (income) loss attributable to noncontrolling interests	(388)	1,626
Net income attributable to La-Z-Boy Incorporated	$14,958	$10,010

Basic weighted average shares outstanding	51,811	51,865
Basic net income attributable to La-Z-Boy Incorporated per share	$0.28	$0.19

Diluted weighted average shares outstanding	52,379	52,270
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.28	$0.19

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/28/12	1/22/11
Sales	$904,288	$848,239
Cost of sales	627,786	601,953
Gross profit	276,502	246,286
Selling, general and administrative expense	243,761	232,605
Operating income	32,741	13,681
Interest expense	1,087	1,743
Interest income	487	716
Income from Continued Dumping and Subsidy Offset Act, net	1,737	903
Other income (expense), net	176	182
Income before income taxes	34,054	13,739
Income tax expense (benefit)	(34,820)	3,126
Net income	68,874	10,613
Net (income) loss attributable to noncontrolling interests	(510)	3,126
Net income attributable to La-Z-Boy Incorporated	$68,364	$13,739

Basic weighted average shares outstanding	51,928	51,835
Basic net income attributable to La-Z-Boy Incorporated per share	$1.29	$0.26

Diluted weighted average shares outstanding	52,440	52,242
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.28	$0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	1/28/12	4/30/11
Current assets
Cash and equivalents	$148,074	$115,262
Receivables, net of allowance of $24,016 at 1/28/12 and $23,937 at 4/30/11	158,439	161,299
Inventories, net	134,170	138,444
Deferred income tax assets - current	20,242	0
Other current assets	16,601	17,218
Total current assets	477,526	432,223
Property, plant and equipment, net	114,944	120,603
Trade names	3,100	3,100
Deferred income tax assets – long-term	30,590	2,883
Other long-term assets, net	35,427	34,646
Total assets	$661,587	$593,455

Current liabilities
Current portion of long-term debt	$1,823	$5,120
Accounts payable	48,375	49,537
Accrued expenses and other current liabilities	86,048	77,447
Total current liabilities	136,246	132,104
Long-term debt	28,010	29,937
Other long-term liabilities	62,401	67,274
Contingencies and commitments	0	0
Shareholders’ equity
Common shares, $1 par value – 150,000 authorized; 51,724 outstanding at 1/28/12 and 51,909 outstanding at 4/30/11	51,724	51,909
Capital in excess of par value	226,634	222,339
Retained earnings	170,007	105,872
Accumulated other comprehensive loss	(18,834)	(18,804)
Total La-Z-Boy Incorporated shareholders' equity	429,531	361,316
Noncontrolling interests	5,399	2,824
Total equity	434,930	364,140
Total liabilities and equity	$661,587	$593,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11
Cash flows from operating activities
Net income	$68,874	$10,613
Adjustments to reconcile net income to cash provided by (used for) operating activities
Loss on disposal of assets	119	112
Gain on deconsolidation of VIE	(1,125)	0
Deferred income tax expense/(benefit)	(48,042)	11
Provision for doubtful accounts	3,115	3,739
Depreciation and amortization	18,054	17,745
Stock-based compensation expense	4,295	3,043
Pension plan contributions	(2,790)	(2,500)
Change in receivables	2,548	10,995
Change in inventories	2,203	(14,138)
Change in other assets	1,657	(3,120)
Change in payables	(785)	(3,232)
Change in other liabilities	7,733	(12,552)
Net cash provided by operating activities	55,856	10,716

Cash flows from investing activities
Proceeds from disposal of assets	257	423
Capital expenditures	(11,518)	(8,169)
Purchases of investments	(6,462)	(8,290)
Proceeds from sales of investments	6,429	8,013
Cash effects on deconsolidation of VIE	(971)	(632)
Other	(685)	(51)
Net cash used for investing activities	(12,950)	(8,706)

Cash flows from financing activities
Proceeds from debt	0	30,488
Payments on debt	(5,708)	(31,450)
Payments for debt issuance costs	(568)	0
Stock issued from stock and employee benefit plans	718	58
Purchases of common stock	(4,517)	0
Net cash used for financing activities	(10,075)	(904)

Effect of exchange rate changes on cash and equivalents	(19)	99
Change in cash and equivalents	32,812	1,205
Cash and equivalents at beginning of period	115,262	108,427
Cash and equivalents at end of period	$148,074	$109,632

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 24, 2010	$51,770	$218,622	$89,717	$(20,284)	$3,289	$343,114

Comprehensive income
Net income (loss)			24,047		(6,674)
Unrealized gain on marketable securities arising during the period				1,085
Reclassification adjustment for gain on marketable securities included in net income				(495)
Translation adjustment				(298)	353
Net pension amortization and net actuarial loss				640
Change in fair value of cash flow hedge				548
Total comprehensive income						19,206
Stock issued for stock and employee benefit plans, net of cancellations	139		(244)			(105)
Stock option and restricted stock expense		3,717				3,717
Acquisition of VIE and other			(8,573)		8,633	60
Cumulative effect of change in accounting for noncontrolling interests			925		(2,777)	(1,852)
At April 30, 2011	$51,909	$222,339	$105,872	$(18,804)	$2,824	$364,140
Comprehensive income
Net income			68,364		510
Unrealized loss on marketable securities arising during the period (net of tax of $0.2 million)				(296)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.2 million)				(315)
Translation adjustment				(212)	(247)
Net pension amortization (net of tax of $0.4 million)				765
Change in fair value of cash flow hedge				28
Total comprehensive income						68,597
Stock issued for stock and employee benefit plans, net of cancellations	267	344	(508)			103
Purchases of common stock	(452)	(344)	(3,721)			(4,517)
Stock option and restricted stock expense		4,295				4,295
Change in noncontrolling interest upon deconsolidation of VIE and other changes in noncontrolling interests					2,312	2,312
At January 28, 2012	$51,724	$226,634	$170,007	$(18,834)	$5,399	$434,930

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. Additionally, our consolidated financial statements include the accounts of certain entities in which we held a controlling interest based on exposure to economic risks and potential rewards (variable interests) for the periods in which we were the primary beneficiary.  The April 30, 2011, balance sheet was derived from our audited financial statements. The interim financial information is prepared in conformity with generally accepted accounting principles, and such principles are applied on a basis consistent with those reflected in our fiscal 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 28, 2012. Fiscal 2012 is a 52 week year as compared to fiscal 2011, which was 53 weeks. The additional week in fiscal 2011 occurred in the fourth quarter.

During the third quarter of fiscal 2012, we deconsolidated our last Variable Interest Entity (“VIE”) due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. This entity is an independent La-Z-Boy Furniture Galleries® dealer operating nine stores. Sales and operating income, net of eliminations, for this VIE were $2.7 million and $0.6 million, respectively, for the quarter ended January 28, 2012, and were $8.8 million and $1.0 million, respectively, for the nine months ended January 28, 2012. Upon deconsolidation of this VIE, we removed from our consolidated financial statements net liabilities of $2.7 million and increased noncontrolling interest by $1.6 million, resulting in a $1.1 million non-cash operating gain in our consolidated statement of income.

Our consolidated balance sheet and consolidated statement of changes in equity for the periods presented have been revised to include the cumulative effect of a reclassification at April 24, 2010, of $16.7 million (and subsequent activity) between capital in excess of par value and retained earnings related to share purchase activity and subsequent reissuances. Our consolidated statement of cash flows for the period ended January 22, 2011, was revised to present the cash impact of deconsolidating VIEs as an investing activity to be consistent with the presentation in our fiscal 2011 Annual Report on Form 10-K.

Note 2: Allowance for Credit Losses

As of January 28, 2012, we had gross notes receivable of $12.4 million outstanding from 16 customers (including $2.7 million outstanding from our recently deconsolidated VIE) with a corresponding allowance for credit losses of $2.2 million. We have collateral from these customers in the form of inventory or real estate to support the net carrying value of these notes. We do not accrue interest income on these notes receivable, but we record interest income when it is received. Of the $12.4 million in notes receivable as of January 28, 2012, $2.1 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet. The remainder of the notes receivable were categorized as other long-term assets, with the allowance for credit losses allocated between receivables and other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the quarter and nine months ended January 28, 2012, and January 22, 2011:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11	1/28/12	1/22/11
Beginning balance	$2,283	$573	$2,067	$1,004
Write-offs	0	0	(15)	0
Provision for (reversal of) credit losses, net	0	518	265	56
Currency effect	(52)	(20)	(86)	11
Ending balance	$2,231	$1,071	$2,231	$1,071

Note 3: Inventories

     A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/28/12	4/30/11
Raw materials	$69,264	$70,326
Work in process	11,110	11,461
Finished goods	81,548	84,367
FIFO inventories	161,922	166,154
Excess of FIFO over LIFO	(27,752)	(27,710)
Inventories, net	$134,170	$138,444

Note 4: Investments

Included in other long-term assets in our consolidated balance sheet were available-for-sale investments of $10.0 million and trading securities of $1.5 million at January 28, 2012, and available-for-sale investments of $11.2 million and trading securities of $1.8 million at April 30, 2011. These investments fund future obligations of our non-qualified defined benefit retirement plan and our executive qualified deferred compensation plan. All unrealized gains or losses in the table below related to available-for-sale investments and were included in accumulated other comprehensive loss within our consolidated statement of changes in equity because we did not have any unrealized gains or losses which were considered other-than-temporary during fiscal 2012 or fiscal 2011. If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at January 28, 2012, and April 30, 2011:

As of January 28, 2012
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,338	$(80)	$6,765
Fixed income	116	(6)	3,101
Mutual funds	0	0	1,506
Other	1	0	167
Total securities	$2,455	$(86)	$11,539

As of April 30, 2011
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$3,286	$(10)	$8,010
Fixed income	81	(9)	3,009
Mutual funds	0	0	1,837
Other	0	0	155
Total securities	$3,367	$(19)	$13,011

The following table summarizes sales of available-for-sale securities:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11	1/28/12	1/22/11
Proceeds from sales	$1,265	$1,892	$4,475	$5,797
Gross realized gains	92	306	546	524
Gross realized losses	(6)	(16)	(41)	(53)

The fair value of fixed income available-for-sale securities by contractual maturity was $1.1 million within two to five years, $1.4 million within six to ten years and $0.6 million thereafter.

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

The amended credit agreement is secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates in accordance with a borrowing base calculation based on eligible accounts receivable and inventory. The agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment. At January 28, 2012, we were not subject to the fixed charge coverage ratio requirement, but would have complied with the requirement had we been subject to it. At January 28, 2012, we had borrowings of $20 million outstanding under the agreement.

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

Note 6: Pension Plans

Net periodic pension costs were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11	1/28/12	1/22/11
Service cost	$278	$291	$833	$873
Interest cost	1,391	1,356	4,173	4,068
Expected return on plan assets	(1,705)	(1,478)	(5,115)	(4,434)
Net amortization	409	435	1,227	1,305
Net periodic pension cost	$373	$604	$1,118	$1,812

Note 7: Product Warranties

We accrue an estimated liability for product warranties at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products. Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer. Over 90% of our warranty liability relates to our Upholstery Group as we generally warrant our products against defects for one year on fabric and leather, up to five years for padding and up to a lifetime on certain mechanisms and frames. Considerable judgment is used in making our estimates. Differences between actual and estimated costs are recorded when the differences are known.

A reconciliation of the changes in our product warranty liability for the quarter and nine months ended January 28, 2012, and January 22, 2011, is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11	1/28/12	1/22/11
Balance as of the beginning of the period	$13,818	$14,859	$13,854	$14,773
Accruals during the period	3,388	3,436	10,610	10,146
Accrual adjustments	0	(1,115)	0	(1,115)
Settlements during the period	(3,487)	(3,372)	(10,745)	(9,996)
Balance as of the end of the period	$13,719	$13,808	$13,719	$13,808

During the third quarter of fiscal 2011, we reduced our product warranty liability by $1.1 million. This reduction was the result of the redesign of a mechanism that had historically experienced high claims activity.

As of January 28, 2012, and April 30, 2011, $7.8 million and $8.0 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 8:  Stock-Based Compensation

In the first quarter of fiscal 2012, we granted options to purchase 0.3 million shares of common stock, 0.2 million restricted shares and 0.7 million performance awards to employees. Total compensation expense recognized in the consolidated statement of income for all equity based compensation was $1.0 million and $4.3 million for the third quarter and first nine months of fiscal 2012, respectively, and was categorized as a component of selling, general, and administrative expense in our consolidated statement of income. For the third quarter and first nine months of fiscal 2011, we recorded compensation expense for all equity based compensation of $0.6 million and $3.0 million, respectively.

Note 9:  Total Comprehensive Income

The components of total comprehensive income are as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11	1/28/12	1/22/11
Net income	$15,346	$8,384	$68,874	$10,613
Other comprehensive income:
Currency translation adjustment	(393)	(484)	(459)	35
Change in fair value of cash flow hedge	9	148	28	384
Net unrealized gains (losses) on marketable securities arising during the period, net of tax	34	293	(611)	28
Net pension amortization, net of tax	255	435	765	1,305
Total other comprehensive income (loss)	(95)	392	(277)	1,752
Total comprehensive income before allocation to noncontrolling interest	15,251	8,776	68,597	12,365
Comprehensive (income) loss attributable to noncontrolling interest	(254)	1,767	(263)	2,905
Comprehensive income attributable to La-Z-Boy Incorporated	$14,997	$10,543	$68,334	$15,270

The components of accumulated other comprehensive loss are as follows:

(Unaudited, amounts in thousands)	1/28/12	4/30/11
Translation adjustment	$3,782	$3,994
Cash flow hedges	0	(28)
Unrealized gains on marketable securities, net of tax	2,737	3,348
Net actuarial loss, net of tax	(25,353)	(26,118)
Total accumulated other comprehensive loss	$(18,834)	$(18,804)

Note 10: Variable Interest Entities

Our financial statements include the accounts of certain entities in which we held a controlling interest based on exposure to economic risks and potential rewards (variable interests) for the periods in which we were the primary beneficiary. Accounting guidance requires that a variable interest entity (“VIE”) be consolidated if the company has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. During the third quarter of fiscal 2012, we deconsolidated our last VIE for which we were the primary beneficiary due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary.

The table below shows the assets and liabilities of the single remaining VIE included in our consolidated balance sheet at April 30, 2011:

(Unaudited, amounts in thousands)	4/30/11
Cash and equivalents	$1,642
Receivables, net	20
Inventories, net	2,719
Other current assets	79
Property, plant and equipment, net	374
Other long-term assets, net	188
Total assets	$5,022

Accounts payable	$278
Accrued expenses and other current liabilities	2,198
Other long-term liabilities	339
Total liabilities	$2,815

We have significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we are not the primary beneficiary. Our total exposure related to these dealers at January 28, 2012, and April 30, 2011, was $3.6 million and $5.0 million, respectively, consisting primarily of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate. We have not provided additional financial or other support to these dealers during fiscal 2012 and have no obligations or commitments to provide further support.

Note 11: Segment Information

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

Upholstery Group. The Upholstery Group consists of three operating units, La-Z-Boy, England and Bauhaus. This group manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas. The Upholstery Group sells directly to La-Z-Boy Furniture Galleries ® stores, operators of Comfort Studios, major dealers and other independent retail customers.

Casegoods Group. The Casegoods Group consists of two operating units, American Drew, Lea and Hammary; and Kincaid. This group sells imported or manufactured wood furniture to furniture retailers. Casegoods product includes bedroom, dining room, entertainment centers, accent pieces and some coordinated upholstered furniture. The Casegoods Group sells to major dealers and other independent retail customers.

Retail Group. The Retail Group consists of 84 company-owned La-Z-Boy Furniture Galleries® stores in nine primary markets. The Retail Group sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11	1/28/12	1/22/11
Sales
Upholstery Group	$249,348	$225,213	$708,210	$652,025
Casegoods Group	34,228	35,426	104,302	111,785
Retail Group	58,387	44,146	159,912	118,699
VIEs, net of intercompany sales eliminations	2,737	10,173	8,840	25,459
Corporate and Other	391	612	1,802	1,438
Eliminations	(28,576)	(23,627)	(78,778)	(61,167)
Consolidated Sales	$316,515	$291,943	$904,288	$848,239

Operating Income (Loss)
Upholstery Group	$22,603	$18,468	$54,721	$45,580
Casegoods Group	1,840	1,648	4,359	4,599
Retail Group	(646)	(2,759)	(6,707)	(12,043)
VIEs	596	(1,130)	959	(3,842)
Corporate and Other	(7,373)	(6,235)	(20,591)	(20,613)
Consolidated Operating Income	$17,020	$9,992	$32,741	$13,681

Note 12: Income Taxes

Our effective tax rate for the third quarter of fiscal 2012 was 15.7%. The effective tax rate for the third quarter of fiscal 2012 was reduced by 19.4 percentage points mainly due to the impact of adjusting the valuation allowance on certain deferred tax assets of $2.8 million and other discrete items of $0.8 million. Absent these discrete adjustments, the effective tax rate for the third quarter of fiscal 2012 would have been 35.1%. Our effective tax rate for the nine month period of fiscal 2012 was (102.2)%. The effective tax rate for the nine month period of fiscal 2012 was impacted by the release of a portion of the valuation allowances of $43.4 million relating to our U.S. federal and state deferred tax assets, and the valuation allowance of $2.8 million mainly relating to our Canadian deferred tax assets, as well as other discrete items of $0.8 million. Absent these discrete adjustments, the effective tax rate for the first nine months of fiscal 2012 would have been 35.5%.

Our effective tax rate was 22.6% for the third quarter of fiscal 2011 and 22.8% for the first nine months of fiscal 2011. The effective tax rates were impacted by changes in the valuation allowance for deferred taxes due to temporary timing differences that resulted in a rate reduction of 16.2 percentage points for the third quarter and first nine months of fiscal 2011. Of particular significance was the valuation allowance attributable to the tax benefits associated with the acquisition of our southern California VIE, which resulted in a rate reduction of 21.2 percentage points for both the third quarter and first nine months of fiscal 2011.

The valuation allowance against our net deferred tax assets was originally established in fiscal year 2009 based on our cumulative U.S. and foreign pretax losses at that time and uncertainty as to when those losses would reverse. In the first quarter of fiscal 2012, we moved from a three year cumulative loss position to a three year cumulative income position in the U.S. by generating sufficient positive pretax income to recover the preexisting cumulative losses. In the third quarter of fiscal 2012, we moved from a three year cumulative loss position to a three year cumulative income position in Canada.

Realization of our deferred tax assets is dependent on (among other things) generating sufficient future taxable income. Based upon (i) our cumulative pretax income position (ii) our most recent operating results, including pretax income amounts in our first fiscal quarter which exceeded both our operating plan and prior year first quarter results and (iii) our current forecasts, all of which caused us to reconsider certain of our concerns regarding the fiscal 2012 economic environment, we concluded that certain valuation allowances totaling $46.2 million associated with certain U.S. federal, state and foreign deferred tax assets should be reversed because we believed that it had become more likely than not that the value of those deferred tax assets would be realized. In the first quarter, we reduced the valuation allowance by $43.4 million, primarily related to U.S. deferred tax assets, with the remaining $2.8 million occurring in the third quarter, $2.4 million of which related to foreign deferred taxes and $0.4 million of which related to an adjustment of the amount we recorded in the first quarter.

In connection with our analysis of the total amounts of the valuation allowance to be reduced, we conducted an updated analysis of our deferred tax asset position as of April 30, 2011. As a result of this analysis, we determined that our total gross U.S. deferred tax assets at April 30, 2011, should be reduced by $8.0 million, with a corresponding decrease to the related valuation allowance. The adjustments to reduce our gross deferred tax balances were primarily related to unrealized gains on our investments, employee benefit plan arrangements and state income taxes. Changes in our valuation allowance in the first nine months of fiscal 2012 were as follows:

(Unaudited, amounts in thousands)	1/28/12
Beginning balance	$65,748
Reduction to beginning U.S. gross deferred tax asset balances	(8,041)
Valuation allowance reversals	(46,202)
Other	(134)
Ending balance	$11,371

The remaining valuation allowance of $11.4 million primarily related to certain U.S. federal and state deferred tax assets as well as certain foreign deferred tax assets. The U.S. federal deferred tax assets primarily represent capital losses which expire in 2013, and we believe it is more likely than not that they will not be realized. The state deferred taxes are primarily related to certain state net operating losses. Foreign deferred tax assets relate primarily to capital losses.

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11	1/28/12	1/22/11
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$14,958	$10,010	$68,364	$13,739
Income allocated to participating securities	(275)	(200)	(1,296)	(269)
Net income available to common shareholders	$14,683	$9,810	$67,068	$13,470

Denominator:
Basic weighted average common shares outstanding	51,811	51,865	51,928	51,835
Add:
Stock option dilution	568	405	512	407
Diluted weighted average common shares outstanding	52,379	52,270	52,440	52,242

We had outstanding options to purchase 0.7 million shares as of January 28, 2012, with a weighted average exercise price of $16.37, and outstanding options to purchase 1.3 million shares as of January 22, 2011, with a weighted average exercise price of $15.32. We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized. To date we have not recorded any significant assets or liabilities at fair value on a non-recurring basis during fiscal 2012.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at January 28, 2012, and April 30, 2011:

As of January 28, 2012
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$7,935	$2,098	$0
Trading securities	0	1,506	0
Total	$7,935	$3,604	$0

As of April 30, 2011
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Available-for-sale securities	$8,645	$2,529	$0
Trading securities	0	1,837	0
Total assets	$8,645	$4,366	$0

Liabilities
Interest rate swap	0	(28)	0
Total	$8,645	$4,338	$0

We hold available-for-sale marketable securities to fund future obligations of our non-qualified defined benefit retirement plan and trading securities to fund future obligations of our executive qualified deferred compensation plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

In order to fix a portion of our floating rate debt, we entered into a three year interest rate swap agreement which expired during the first quarter of fiscal 2012.

Note 15: Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of comprehensive income which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires the presentation of net income and comprehensive income in one continuous statement, or in two consecutive statements. This guidance will be effective for our fiscal year 2013 and will change the way we present comprehensive income in our financial statements.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of recovery from the recent economic recession or the emergence of a second wave of the recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) restructuring actions; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology system failures; (p) effects of our brand awareness and marketing programs; (q) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (r) litigation arising out of alleged defects in our products; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores owners and negotiate favorable lease terms for new or existing locations; and (t) those matters discussed in Item 1A of our fiscal 2011 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs, one of North America’s largest manufacturers of upholstered furniture, and the second largest retailer of single-branded upholstered furniture. We have nine major North-American manufacturing locations to support our speed to market and customization strategy. We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores. The centerpiece of our retail distribution strategy is our network of 309 La-Z-Boy Furniture Galleries® stores and 549 Comfort Studios®, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 84 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 549 Comfort Studios®, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service. Comfort Studios® are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studios®, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 690 outlets and 2.0 million square feet of proprietary floor space. In total, our proprietary floor space is approximately 9.3 million square feet.

Our reportable operating segments are the Upholstery Group, the Casegoods Group and the Retail Group.

•	Upholstery Group. In terms of revenue, our largest segment is the Upholstery Group, which consists of three operating units, La-Z-Boy, our largest operating unit, as well as the Bauhaus and England operating units. The Upholstery Group manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas. The Upholstery Group sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios®, major dealers and other independent retail customers.

•	Casegoods Group. Our Casegoods Group is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and accent pieces, as well as some coordinated upholstered furniture. The Casegoods Group consists of two operating units, American Drew, Lea and Hammary; and Kincaid. The Casegoods Group primarily sells to major dealers and other independent retail customers.

•	Retail Group. Our Retail Group consists of 84 company-owned La-Z-Boy Furniture Galleries® stores located in nine markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida and southern California. The Retail Group primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Variable Interest Entities

During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary.

Financial Highlights

During the third quarter of fiscal 2012, sales trends were favorable on a consolidated basis, increasing by 8.4% compared to the prior year third quarter. This increase was primarily driven by our Upholstery and Retail segments, which both experienced increased volume as compared to the third quarter of fiscal 2011. Partially offsetting these increases were decreased sales in our Casegoods segment as compared to the third quarter of fiscal 2011. Operating margins improved as compared to the prior year third quarter by 2.0 percentage points on a consolidated basis. This improvement was primarily driven by increased volume in our Upholstery Group and higher average ticket purchases in our Retail Group. In addition, our Casegoods Group’s operating margin increased due to a decrease in SG&A expenses.

Results of Operations
Fiscal 2012 Third Quarter Compared to Fiscal 2011 Third Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	1/28/12	1/22/11	Percent change
Consolidated sales	$316,515	$291,943	8.4%
Consolidated operating income	17,020	9,992	70.3%
Consolidated operating margin	5.4%	3.4%

Sales

Consolidated sales increased $24.6 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due mainly to stronger volume in fiscal 2012.

Operating Margin

Our third quarter fiscal 2012 operating margin increased 2.0 percentage points compared to the third quarter of fiscal 2011 due to improved operating margins in our Upholstery, Casegoods and Retail segments.

•	Our gross margin increased 1.2 percentage points in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Ongoing cost reductions, primarily in our Upholstery Group, along with improvements in our Retail Group’s gross margin, drove this improvement. Partially offsetting these items were raw material price increases in our Upholstery and Casegoods Groups.
•	SG&A expenses increased in dollars compared to the third quarter of fiscal 2011, but as a percent of sales, SG&A improved by 0.6 percentage points. The improvement as a percentage of sales was driven by our increased sales volume and greater leverage of SG&A expenses. The increase in dollars was driven by an increase in employee incentive and compensation expense, primarily in the Upholstery Group and in Corporate and Other.
•	Also impacting operating margin were the effects of a $1.1 million gain recorded on the deconsolidation of our last VIE in the third quarter of fiscal 2012 in Corporate and Other, as well as a $1.1 million reduction in the warranty reserve recorded in the third quarter of fiscal 2011 in our Upholstery Group.

Upholstery Group

(Unaudited, amounts in thousands, except percentages)	1/28/12	1/22/11	Percent change
Sales	$249,348	$225,213	10.7%
Operating income	22,603	18,468	22.4%
Operating margin	9.1%	8.2%

Sales

Our Upholstery Group’s sales increased $24.1 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Increased volume drove the 10.7% increase in sales. We believe these improvements were a result of an effective promotional plan which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery Group’s operating margin increased 0.9 percentage points for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

•	The segment’s gross margin increased 1.2 percentage points during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to a combination of factors, the most significant of which were:
o	Ongoing cost reductions and efficiencies, including the favorable operating impact of our Mexican operations, resulted in a 2.3 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.2 percentage point decrease in gross margin.
•	The segment’s SG&A costs were negatively impacted by higher warranty costs of $1.1 million in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, due to a reduction in the warranty reserve recorded in the third quarter of fiscal 2011 related to the redesign of a mechanism that had historically experienced high claims activity. Also negatively impacting SG&A were higher employee incentive and compensation expenses in the third quarter of fiscal 2012.

Casegoods Group

(Unaudited, amounts in thousands, except percentages)	1/28/12	1/22/11	Percent change
Sales	$34,228	$35,426	(3.4)%
Operating income	1,840	1,648	11.7%
Operating margin	5.4%	4.7%

Sales

Our Casegoods Group’s sales decreased $1.2 million in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. The decrease in sales for our Casegoods Group was primarily a result of a decrease in overall order levels during fiscal 2012. We believe that consumers continue to postpone purchases of casegoods product to a greater extent than upholstered furniture because casegoods furniture typically has a higher average ticket price.

Operating Margin

Our Casegoods Group’s operating margin increased 0.7 percentage points in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

•	The segment’s gross margin decreased 0.5 percentage points in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 mainly due to higher material costs which were not fully offset by a decrease in discounting in the current year.
•	The segment’s SG&A expenses as a percentage of sales improved 1.2 percentage points, due to decreased spending.

Retail Group

(Unaudited, amounts in thousands, except percentages)	1/28/12	1/22/11	Percent change
Sales	$58,387	$44,146	32.3%
Operating loss	(646)	(2,759)	76.6%
Operating margin	(1.1)%	(6.2)%

Sales

Our Retail Group’s sales increased $14.2 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Of this increase, $2.9 million related to sales increases at stores that were open in both the third quarter of 2012 and the third quarter of 2011. These increases were the result of higher effectiveness of our sales staff which drove increased average ticket sales. The remaining $11.3 million increase in sales was primarily due to the acquisition of our Southern California VIE in the fourth quarter of fiscal 2011.

Operating Margin

Our Retail Group’s operating margin improved 5.1 percentage points in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. While our Retail Group continued to improve its operating margin, the segment continued to experience negative operating profit due to its high lease expense to sales volume ratio.

•	The segment’s gross margin during the third quarter of fiscal 2012 increased 2.2 percentage points compared to the third quarter of fiscal 2011.
•	The segment’s operating margin also benefitted from the increased sales volume, resulting in a greater leverage of SG&A expenses as a percentage of sales.

VIEs/Other

As discussed earlier, during the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. Our VIEs’ sales decreased $7.4 million (net of intercompany eliminations) in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. This was mainly the result of acquiring our Southern California VIE in the fourth quarter of fiscal 2011, thus decreasing VIE sales for the third quarter of fiscal 2012 compared with 2011 but increasing our Retail Group’s sales as described above. Prior to deconsolidation, our remaining VIE had an operating income of $0.6 million in the third quarter of fiscal 2012, compared to an operating loss of $1.1 million in the third quarter of fiscal 2011 for the two VIEs we had at that time. Due to the acquisition of our Southern California VIE in February 2011, which historically operated with significant losses, we experienced an improvement in our VIE operating results. However, because we successfully integrated this acquired market into our Retail operations, there was not a corresponding decrease in our Retail segment’s operating results.

Our Corporate and Other operating loss increased in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. The increased operating loss was mainly due to higher incentive compensation costs, partially offset by a gain recognized on the deconsolidation of our last VIE of $1.1 million.

Interest Expense

Interest expense for the third quarter of fiscal 2012 was down slightly as compared to the third quarter of fiscal 2011. Our weighted average interest rate decreased 2.6 percentage points as compared to the third quarter of fiscal 2011. This decrease was mainly the result of the May 2011 expiration of our interest rate swap. Our average debt also decreased by $6.0 million in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition. We received $1.4 million in payments related to the anti-dumping order on wooden bedroom furniture from China during the third quarter of fiscal 2012 and $0.9 million in the third quarter of fiscal 2011.

Income Taxes

During the quarter, we reversed certain deferred tax valuation allowances totaling $2.8 million, as well as other minor discrete items of $0.8 million. This positively impacted diluted earnings per share by $0.07. Our effective tax rate for the third quarter of fiscal 2012 was 15.7% compared to 22.6% for the third quarter of fiscal 2011. The effective tax rate for the third quarter of fiscal 2012 was primarily impacted by the release of valuation allowances related to certain deferred tax assets and other minor discrete items that resulted in a rate reduction of 19.4 percentage points. Absent these discrete adjustments the effective tax rate for the third quarter would have been 35.1%.

The effective tax rate for the third quarter of fiscal 2011 was impacted by changes in the valuation allowance for deferred taxes due to temporary timing differences that resulted in a rate reduction of 16.2 percentage points. Of particular significance was the valuation allowance attributable to the tax benefits associated with the acquisition of our southern California VIE, which resulted in a rate reduction of 21.2 percentage points for the third quarter of fiscal 2011.

Results of Operations
Fiscal 2012 Nine Months Compared to Fiscal 2011 Nine Months

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	1/28/12	1/22/11	Percent change
Consolidated sales	$904,288	$848,239	6.6%
Consolidated operating income	32,741	13,681	139.3%
Consolidated operating margin	3.6%	1.6%

Sales

Consolidated sales increased $56.0 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due mainly to stronger volume in fiscal 2012.

Operating Margin

Our operating margin increased 2.0 percentage points in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Our Retail segment’s operating margin continued to improve for the first nine months of fiscal 2012 as compared to the first nine months of the prior year and our Upholstery segment’s operating margin increased compared to the first nine months of the prior year. Our Casegoods operating margin was up slightly in the first nine months of fiscal 2012 as compared to the same period in fiscal 2011.

•	Our gross margin increased 1.6 percentage points in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Ongoing cost reductions, primarily in our Upholstery Group, along with improvements in our Retail Group’s gross margin, drove this improvement. Partially offsetting these items were raw material price increases in our Upholstery and Casegoods Groups.
•	SG&A expenses increased in dollars compared to the first nine months of fiscal 2011, but as a percent of sales, SG&A decreased by 0.4 percentage points. The improvement as a percentage of sales was driven by our increased sales volume and greater leverage of SG&A expenses. The increase in dollars was driven by an increase in employee incentive and compensation expense, primarily in the Upholstery Group and in Corporate and Other, as well as increased advertising spend in the Upholstery Group.

Upholstery Group

(Unaudited, amounts in thousands, except percentages)	1/28/12	1/22/11	Percent change
Sales	$708,210	$652,025	8.6%
Operating income	54,721	45,580	20.1%
Operating margin	7.7%	7.0%

Sales

Our Upholstery Group’s sales increased $56.2 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Increased volume drove the majority of the 8.6% increase in sales. We believe these improvements were a result of an effective promotional plan which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery Group’s operating margin increased 0.7 percentage points for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

•	The segment’s gross margin increased 1.3 percentage points during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due to a combination of factors, the most significant of which were:
o	Ongoing cost reductions and efficiencies, including the favorable operating impact of our Mexican operations, resulted in a 2.4 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.4 percentage point decrease in gross margin.
•	Offsetting the increase in gross margin were higher warranty costs of $1.1 million in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, due to a reduction in the warranty reserve recorded in the third quarter of fiscal 2011 related to the redesign of a mechanism that had historically experienced high claims activity. Also offsetting the increase in gross margin was higher advertising spend and increased employee incentive and compensation expenses.

Casegoods Group

(Unaudited, amounts in thousands, except percentages)	1/28/12	1/22/11	Percent change
Sales	$104,302	$111,785	(6.7)%
Operating income	4,359	4,599	(5.2)%
Operating margin	4.2%	4.1%

Sales

Our Casegoods Group’s sales decreased $7.5 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The decrease in sales for our Casegoods Group was primarily a result of a decrease in overall order levels during the first nine months of fiscal 2012. In the first quarter of fiscal 2011, we launched a new youth line which increased our sales during that period. We did not have the same reception to our new product introductions in the first nine months of fiscal 2012. In addition, we believe that consumers are postponing purchases of casegoods product to a greater extent than upholstered furniture because casegoods furniture typically has a higher average ticket price.

Operating Margin

Our Casegoods Group’s operating margin improved slightly by 0.1 percentage point in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

•	The segment’s gross margin decreased 0.5 percentage points in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 mainly due to higher material costs which were not fully offset by selling price increases and a decrease in discounting in the current year.
•	The segment’s SG&A improved 0.6 percentage points due to decreased spending.

Retail Group

(Unaudited, amounts in thousands, except percentages)	1/28/12	1/22/11	Percent change
Sales	$159,912	$118,699	34.7%
Operating loss	(6,707)	(12,043)	44.3%
Operating margin	(4.2)%	(10.1)%

Sales

Our Retail Group’s sales increased $41.2 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. Of this increase, $9.4 million related to sales increases at stores that were open in both the first nine months of 2012 and the first nine months of 2011. These increases were the result of improved conversion on customer traffic that was slightly down, which we believe was the result of an effective advertising campaign that drove increased average ticket sales. The remaining $31.8 million increase in sales was primarily due to the acquisition of our Southern California VIE in the fourth quarter of fiscal 2011.

Operating Margin

Our Retail Group’s operating margin improved 5.9 percentage points in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. While our Retail Group continued to improve its operating margin, the segment continued to experience negative operating profit due to its high lease expense to sales volume ratio.

•	The segment’s gross margin during the first nine months of fiscal 2012 increased 2.4 percentage points compared to the first nine months of fiscal 2011.
•	The improved operating margin for this segment was primarily a result of the increased sales volume which resulted in a greater leverage of SG&A expenses as a percentage of sales.

VIEs/Other

As discussed earlier, during the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. Our VIEs’ sales decreased $16.6 million (net of intercompany eliminations) in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. This was mainly the result of acquiring our Southern California VIE in the fourth quarter of fiscal 2011. Prior to deconsolidation, our remaining VIE had operating income of $1.0 million in fiscal 2012, compared to an operating loss of $3.8 million in the nine months of fiscal 2011 for the two VIEs we had at that time. Due to the acquisition of our Southern California VIE in February 2011, which historically operated with significant losses, we experienced an improvement in our VIE operating results. However, because we successfully integrated this acquired market into our Retail operations, there was not a corresponding decrease in our Retail segment’s operating results.

Our Corporate and Other operating loss decreased slightly in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due mainly to a gain recognized on the deconsolidation of our last VIE of $1.1 million and a reduction of an environmental reserve related to a previously sold division, offset in part by higher costs for incentive compensation expenses.

Interest Expense

Interest expense for the first nine months of fiscal 2012 was down slightly as compared to the first nine months of fiscal 2011. Our weighted average interest rate decreased 2.0 percentage points as compared to the first nine months of fiscal 2011. This decrease was mainly the result of the May 2011 expiration of our interest rate swap. Our average debt also decreased by $5.3 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act (“CDSOA”) provides for distribution of monies collected by U.S. Customs and Border Protection from anti-dumping cases to domestic producers that supported the anti-dumping petition. We received $1.7 million in payments related to the anti-dumping order on wooden bedroom furniture from China during the first nine months of fiscal 2012 and $0.9 million during the first nine months of fiscal 2011.

Income Taxes

Our effective tax rate for the nine month period of fiscal 2012 was (102.2)%. The effective tax rate for the first nine months of fiscal 2012 was impacted by the release of a portion of the valuation allowances relating to our U.S. federal, state and Canadian deferred tax assets. During the first nine months, we reduced valuation allowances by $46.2 million associated with certain U.S. federal, state and foreign deferred tax assets, in addition to recording other minor discrete items of $0.8 million, and positively impacted diluted earnings per share by $0.88. The reduction in the valuation allowance was the result of the level of pretax income generated over the preceding three years. Absent this discrete adjustment, the effective tax rate for the first nine months of fiscal 2012 would have been 35.5%.

The effective tax rate was 22.8% for the first nine months of fiscal 2011 after the impact of changes in the valuation allowance for deferred taxes due to temporary timing differences that resulted in a rate reduction of 16.2 percentage points. Of particular significance was the valuation allowance attributable to the tax benefits associated with the acquisition of our southern California VIE, which resulted in a rate reduction of 21.2 percentage points for first nine months of fiscal 2011.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents on-hand, cash generated from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash and equivalents of $148.1 million at January 28, 2012, compared to $115.3 million at April 30, 2011.

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

The amended credit agreement is secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. The prior agreement was secured in addition by substantially all of our patents and trademarks, including the La-Z-Boy brand name, but the amended credit agreement removed those assets as collateral. Availability under the agreement fluctuates based on a borrowing base calculation consisting of eligible accounts receivable and inventory. The agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment. At January 28, 2012, we were not subject to the fixed charge coverage ratio requirement, but would have complied with the requirement had we been subject to it. At January 28, 2012, we had borrowings of $20 million outstanding under the agreement, and had excess availability of $111.6 million.

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

Capital expenditures for the first nine months of fiscal 2012 were $11.5 million compared with $8.2 million during the first nine months of fiscal 2011. We have no material commitments outstanding for future capital expenditures. Capital expenditures are expected to be in the range of $15.0 million to $18.0 million in fiscal 2012.

We expect to pay our contractual obligations due in the remainder of fiscal 2012 using our cash flow generated from operations, our $148.1 million of cash on hand as of January 28, 2012, and the borrowing capacity available to us under our amended credit agreement.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Nine Months Ended
(Unaudited, amounts in thousands)	1/28/12	1/22/11
Operating activities
Net income	$68,874	$10,613
Non-cash add backs including changes in deferred taxes	(23,584)	24,650
Working capital	10,566	(24,547)
Net cash provided by operating activities	55,856	10,716

Net cash used for investing activities	(12,950)	(8,706)

Financing activities
Net decrease in debt	(5,708)	(962)
Payments for debt issuance costs	(568)	0
Stock issued from stock plans	718	58
Purchases of common stock	(4,517)	0
Net cash used for financing activities	(10,075)	(904)

Exchange rate changes	(19)	99
Change in cash and equivalents	32,812	$1,205

Operating Activities

During the first nine months of fiscal 2012, net cash provided by operating activities was $55.9 million. Cash from net income net of non-cash add-backs was $45.3 million. Cash provided by working capital was $10.6 million due to an increase in accrued incentive compensation and increased accrued income taxes payable. The increase in our cash provided by operating activities was mainly due to increased pre-tax income compared with the same period in the prior fiscal year.

During the first nine months of fiscal 2011, net cash provided by operating activities was $10.7 million. Cash from net income and non-cash add backs were $35.3 million. Our cash used for working capital was mainly the result of an increase in inventory of $14.1 million due to our focus on being in a better service position for our customers, a decrease in other liabilities of $12.6 million due to the payment of accrued benefits and a decrease in our estimated income tax liability, partially offset by a decrease in accounts receivable of $11.0 million.

Investing Activities

During the first nine months of fiscal 2012, net cash used for investing activities was $13.0 million, compared with $8.7 million during the first nine months of fiscal 2011. The majority of the net cash used for investing activities during the first nine months of fiscal 2012 and fiscal 2011 was for capital expenditures.

Financing Activities

During the first nine months of fiscal 2012, net cash used for financing activities was $10.1 million, compared to $0.9 million in the first nine months of fiscal 2011. The net cash used for financing activities during the first nine months of fiscal 2012 primarily related to the repayment of debt and purchases of common stock.

Our board of directors has authorized the purchase of company stock. As of January 28, 2012, 4.9 million shares remained available for purchase pursuant to this authorization. We purchased 0.3 million shares during the third quarter of fiscal 2012 and have purchased 0.5 million shares during the first nine months of fiscal 2012. During the second quarter of fiscal 2012, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on April 27, 2012, and may be accelerated, suspended, delayed or discontinued at any time, without notice. With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the third quarter of fiscal 2012 reflected a $2.2 million liability for uncertain income tax positions. It is reasonably possible that $0.4 million of this liability will be settled within the next 12 months. The remaining balance will be paid or released as tax audits are completed or settled.

During the first nine months of fiscal 2012 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2011 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 6.4% at January 28, 2012, and 8.8% at April 30, 2011. Capitalization is defined as total debt plus total equity.

At January 28, 2012, we had $56.8 million in open purchase orders with foreign casegoods, leather and fabric suppliers. Our open purchase orders that have not begun production are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 30, 2011. There were no material changes to our critical accounting policies during the first nine months of fiscal 2012.

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

In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under CDSOA.  However, assuming CDSOA distributions continue, these distributions could be significant depending on the results of legal appeals and administrative reviews and our actual percentage allocation.  We received $1.7 million in the first nine months of fiscal 2012 in CDSOA payments and funds related to the anti-dumping order on wooden bedroom furniture from China.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of comprehensive income which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires the presentation of net income and comprehensive income in one continuous statement, or in two consecutive statements. This guidance will be effective for our fiscal year 2013 and will change the way we present comprehensive income in our financial statements.

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

Business Outlook

Although macroeconomic headwinds prevail, we are encouraged by the consistency and ongoing improvement of our performance. At the sales level, we continue to drive volume and, we are pleased with the same-store sales momentum over the past year throughout the La-Z-Boy Furniture Galleries® system. Our operating structure is efficient, which we believe will allow us to convert well on increased volume and, importantly, our retail segment is consistently improving its performance and moving toward profitability. We will continue to invest in our business to ensure we deliver on our strategic objectives of growth, retail profitability and conversion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2012 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2011.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors during the first nine months of fiscal 2012.  Our risk factors are disclosed in our Form 10-K for the year ended April 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of January 28, 2012, 4.9 million shares remained available for purchase pursuant to this authorization. During the second quarter of fiscal 2012, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on April 27, 2012, and may be accelerated, suspended, delayed or discontinued at any time, without notice. With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the period covered by this report:

(Amounts in thousands except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 30 – December 3, 2011)	120	$10.09	120	5,048
Fiscal December (December 4 – December 31, 2011)	97	$11.65	97	4,951
Fiscal January (January 1 – January 28, 2012)	50	$12.44	50	4,901
Fiscal Third Quarter of 2012	267	$11.10	267	4,901

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
33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 21, 2012

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer

