Form 10-K
period 2012-04-28
LA-Z-BOY INC
filed 2012-06-19
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2012

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

Yes ☒                                                                  No ☐

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

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                  No ☒

Based on the closing price on the New York Stock Exchange on October 28, 2011, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $551.7 million.

The number of common shares outstanding of the Registrant was 52,132,606 as of June 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED

FORM 10-K ANNUAL REPORT FISCAL 2012

Note: The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2012 Annual Meeting of Shareholders.  The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, “we,” “our” or the “Company”) makes forward-looking statements in this report, and its representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of recovery from the recent economic recession or the emergence of a second wave of the recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) any court actions requiring us to return our share of certain Continued Dumping and Subsidy Offset Act distributions; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology conversions or system failures; (p) effects of our brand awareness and marketing programs; (q) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (r) litigation arising out of alleged defects in our products; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores owners and negotiate favorable lease terms for new or existing locations; and (t) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

PART I

ITEM 1. BUSINESS.

Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated as La-Z-Boy Chair Company in the state of Michigan, and in 1996 our name was changed to La-Z-Boy Incorporated. Today, our La-Z-Boy brand is the most recognized brand in the furniture industry as we celebrate our 85th anniversary as a company.

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs, the second largest manufacturer/distributor of residential furniture in the United States according to the May 2012 Top sources for the U.S. Furniture Market in Furniture Today, and the La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded upholstered furniture in North America according to the May 2012 Top 100 ranking by Furniture Today. We have nine major North American manufacturing locations to support our speed to market and customization strategy. We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores. The centerpiece of our retail distribution strategy is our network of 312 La-Z-Boy Furniture Galleries® stores and 553 Comfort Studios®, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own and operate 85 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 553 Comfort Studios®, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service. Comfort Studios® are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studios®, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 700 outlets and 2.0 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

Principal Products and Industry Segments

Our reportable segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.  In terms of revenue, our largest segment is the Upholstery segment, which consists of three operating units, La-Z-Boy, our largest operating unit, as well as the Bauhaus and England operating units. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios®, major dealers and other independent retailers.

Casegoods Segment.  Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and accent pieces, as well as some coordinated upholstered furniture. The Casegoods segment consists of two operating units, one consisting of American Drew, Lea and Hammary, and the second being Kincaid. The Casegoods segment primarily sells to major dealers and other independent retailers.

Retail Segment.  Our Retail segment consists of 85 company-owned La-Z-Boy Furniture Galleries® stores located in nine markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida and southern California.  The Retail segment primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Additional detailed information regarding our segments and the products which compose the segments is contained in Note 14 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials for the Upholstery segment are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames and steel for motion mechanisms, which together total about 85% of the segment’s total upholstery material costs. We purchase about 70% of our polyurethane foam from one supplier, although this supplier has several facilities across the United States which ship to our plants. The largest raw material cost of the Upholstery segment is purchased cover, which represents about 41% of the segment’s total material costs. Although we purchase cover from a variety of sources, we do rely on a limited number of major suppliers.  If one of these major suppliers experienced financial or other difficulties we could experience temporary disruptions in our manufacturing process until an alternate supplier could be obtained.

Our cover is purchased either in a raw state (a roll or hide), then cut and sewn into parts or purchased as cut-and-sewn parts from third-party offshore suppliers. Our cover material costs are evenly divided between fabric rolls and hides and cut-and-sewn parts. There are four primary suppliers of cut-and-sewn leather and fabric products. Of the products we import from China, one supplier manufactures over half of the leather cut-and-sewn sets and one supplier manufactures over half of the fabric products.

For fiscal 2013, we expect raw material costs to rise due to increased global demand for steel, leather, wood, yarn and polyurethane, as well as other materials used in our upholstery manufacturing processes. Additionally, costs associated with our shipping and transportation activities are sensitive to changes in crude oil pricing.

As the Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods furniture, raw materials represent only about 12% of the total inventory of this segment. The principal raw materials used by our manufacturing facility within our Casegoods segment are hardwoods, plywood and chip wood, veneers and liquid stains, paints and finishes and decorative hardware. Hardwood lumber and purchased hardwood components represent about 42% of this segment’s total material costs.

Finished Goods Imports

The majority of finished wood furniture marketed and distributed by our Casegoods segment is imported. This import model for our Casegoods segment is effective primarily due to the low labor and overhead costs associated with manufacturing casegoods product overseas.  We have continued to make changes to our model in order to improve our service performance levels by improving our supply chain management and distribution networks.

During fiscal 2012, prices on imported casegoods increased due to inflationary pressures in Asia resulting from increases in labor and raw material costs. We expect these price increases to continue in fiscal 2013, along with increased transportation costs.

Sales of imported casegoods finished goods represented about 75% and 77% of our total casegoods sales for fiscal 2012 and fiscal 2011, respectively.  Sales of imported finished goods, for all our segments, represented approximately 10% and 12% of our fiscal 2012 and fiscal 2011 consolidated sales, respectively.

Seasonal Business

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including, consumer confidence, housing market conditions and unemployment rates. Historically, our Upholstery segment and Retail segment have experienced lower levels of sales during the first half of our fiscal year and higher levels during the second half. Our Casegoods segment historically has experienced a lower level of sales during the first quarter of our fiscal year and a higher level during our second fiscal quarter. We believe variations to these historical patterns are a result of economic conditions during those periods and not a change in our historical patterns.

During fiscal 2012, our Upholstery segment experienced its highest level of sales during our fourth fiscal quarter, our Casegoods segment experienced its highest level of sales during our second fiscal quarter and our Retail segment experienced their highest level of sales during our third fiscal quarter. All three segments experienced their lowest level of sales for fiscal 2012 during our first fiscal quarter.

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

Inventory: We do not carry significant amounts of upholstered finished goods in inventory at our manufacturing locations as these goods are primarily built to order.  However, we generally build or import casegoods inventory to stock, in order to attain manufacturing efficiencies and/or to meet delivery requirements of customers.  This results in higher levels of finished goods inventory for our casegoods products than our upholstery products as a percentage of sales.   Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores for display purposes.

Over the past several years we have opened five regional distribution centers. We created these distribution centers to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently owned stores. Our move to regional distribution centers allowed us to reduce the number of individual warehouses needed to supply our retail outlets and helped us reduce our inventory levels.

During fiscal 2012 our inventory levels increased $5.3 million compared to fiscal 2011, but only increased slightly as a percentage of sales. We will continue to manage our inventory levels to make sure they are in line with sales levels, while maintaining our focus on service to our customers.

Accounts Receivable: During fiscal 2012 our accounts receivables increased $5.9 million compared to fiscal 2011, but receivables as a percentage of sales were flat. We continue to monitor our customers’ accounts and limit our exposure and credit support to certain independent dealers.

Accounts Payable: During fiscal 2012 our accounts payable increased $7.1 million compared to fiscal 2011, primarily due to increased raw material inventory in our Upholstery segment.

Customers

Our customers are furniture retailers primarily located throughout the United States and Canada. Additionally, we sell to a number of furniture retailers outside of North America.  We also sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores.  We did not have any single customer whose purchases amounted to more than 3% of our consolidated or Upholstery segment sales in fiscal 2012, or more than 6% of our Casegoods segment’s sales in fiscal 2012.  Sales in our Upholstery and Casegoods segments are almost entirely to furniture retailers.  Sales in our Retail segment are to end-consumers.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated galleries or studios within their stores.  We consider this dedicated space to be “proprietary”. For our Upholstery and Casegoods segments, our 2012 customer mix based on sales was about 57% proprietary, 11% major dealers (for example, Art Van Furniture, Berkshire Hathaway, Havertys Furniture, and Raymour & Flanigan Furniture) and 32% other independent retailers.

As of April 28, 2012, our network included 312 La-Z-Boy Furniture Galleries® stores and 553 Comfort Studios®, each dedicated to marketing our La-Z-Boy branded products. We own 85 stand-alone La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 553 Comfort Studios®, are independently owned and operated. Comfort Studios® are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studios®, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 700 outlets and 2.0 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

The success of our product distribution relies heavily on having retail floor space that is dedicated to displaying and marketing our products.  This distribution system originated with our La-Z-Boy Furniture Galleries® stores network, which continues to have the largest number of proprietary stores and galleries among our other operating units. According to the May 2012 Top 100 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-brand upholstered furniture in North America.

Maintaining, updating, and expanding, when appropriate, our proprietary distribution network is a key part of our overall sales and marketing strategy.  As we continue to maintain and update our current stores, the La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 10 to 15 stores during fiscal 2013.  A majority of these new stores will feature the new concept store design recently developed and debuted in Warwick, RI. We select independent dealers for our proprietary distribution network based on factors such as the management and financial qualifications of those potential dealers as well as the potential for distribution in a specific geographical area. This proprietary method of distribution is beneficial to La-Z-Boy, our dealers and the consumer. For La-Z-Boy, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For dealers who join this proprietary group, it allows them to take advantage of practices that have proven successful based on past experiences of other proprietary dealers.  As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers. For our consumers, these stores provide a full-service shopping experience with knowledgeable sales associates and in-home design consultants to support their purchasing process. The La-Z-Boy Furniture Galleries® stores’ independent dealers and the Comfort Studios® retailers are responsible for displaying and merchandising our product within the dedicated retail space.

Orders and Backlog

The measure of backlog at a point in time may not be indicative of our future sales performance, therefore we do not rely entirely on backlogs to predict future sales. For most operating units, an order cannot be canceled after it has been selected for production. Upholstery orders are primarily built to a specific dealer order (stock order) or a special order with a down payment from a consumer (sold orders).  Casegoods are primarily produced to our internal order (not a customer or consumer order), which results in higher finished goods inventory on hand as a percentage of sales.

As of April 28, 2012 and April 30, 2011, our Upholstery segment backlogs were approximately $69.7 million and $73.2 million, respectively.  Our Casegoods segment backlogs as of April 28, 2012, and April 30, 2011, were approximately $14.0 million and $12.3 million, respectively.

Competitive Conditions

According to the May 2012 Top Sources for the U.S. Furniture Market in Furniture Today, we are currently the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

In the Upholstery segment, our largest competitors are Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Klaussner, Natuzzi, and Palliser.

In the Casegoods segment, our main competitors are Ashley, Bernhardt, Ethan Allen, Furniture Brands International, Hooker Furniture, Stanley Furniture, and Universal.  Additionally, the Casegoods segment faces market pressures related to foreign manufacturers entering the United States market, as well as by increased direct purchasing from overseas by some of the larger United States retailers.

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

Over the past decade there has been an increase in alternative distribution channels affecting our retail markets. Companies such as Costco, Home Depot, IKEA, Sam’s Club, Target, Wal-Mart, Williams Sonoma and others are now offering products that compete with some of our product lines. Also, increased ability to purchase furniture products on-line through various furniture manufacturers’ and retailers’ websites has increased competition.

We believe the home furnishings industry competes primarily on the basis of product styling and quality, customer service (product availability and delivery), and price. We believe La-Z-Boy Incorporated competes on the basis of each of these factors, specifically through our distribution models, marketing and customization capabilities.

We compete primarily by emphasizing our brand and the value, comfort, quality, and styling of our products. In addition, we remain committed to innovation within the furniture industry while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Also, maintaining, updating and expanding as appropriate, our proprietary distribution system is a key initiative for us in striving to remain competitive with others in the furniture industry. We compete in the mid-to-upper-mid price point in the furniture industry. A shift in consumer taste and trends to lower price point products could negatively affect our competitive position.

Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements, which is included in Item 8 of this report.

Trademarks, Licenses and Patents

We own several trademarks including La-Z-Boy, our most valuable.  The La-Z-Boy trademark is essential to the upholstery and retail segments of our business. To protect our trademarks, we have registered them in the United States and various other countries where our products are sold.  These trademarks have a perpetual life, subject to renewal every ten years.  We license the use of the La-Z-Boy trademark to our major international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture and on non-furniture products in the United States for the purpose of enhancing brand awareness, broadening the perceptions of La-Z-Boy and creating visibility of the La-Z-Boy brand in channels outside of the furniture industry.  In addition, we license to our proprietary dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies.  We provide more information about those dealers above, under “Customers.”

We hold a number of patents that we actively enforce, but we believe that the loss of any single patent or group of patents would not significantly affect our business.

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

Employees

We employed approximately 8,160 full-time equivalent employees as of April 28, 2012.  The Upholstery segment employed approximately 6,910, the Casegoods segment employed approximately 475, the Retail segment employed approximately 580, with the remainder being corporate personnel. The majority of our employees are employed on a full-time basis. As of April 30, 2011, we had approximately 7,910 full-time equivalent employees.

Financial Information About Foreign and Domestic Operations and Export Sales

In fiscal 2012, our direct export sales, including sales in Canada, were approximately 13.1% of our total sales. We have a manufacturing joint venture in Thailand, which distributes furniture in Australia, New Zealand, Thailand and other countries in Asia.   In addition, we have a sales and marketing joint venture in Asia, which sells and distributes furniture in Korea, Taiwan, Japan, and Malaysia, among other Asian countries.

We also have a facility in Mexico which provides cut-and-sewn fabric sets for our domestic upholstery manufacturing facilities. Information about sales in the United States, Canada, and other countries is contained in Note 14 to our consolidated financial statements, which is included in Item 8 of this report.  Our net property, plant, and equipment in the United States was $106.0 million and $110.2 million at the end of fiscal 2012 and fiscal 2011, respectively.  Our net property, plant, and equipment in foreign countries were $8.4 million and $10.4 million in fiscal 2012 and fiscal 2011, respectively.

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

ITEM 1A. RISK FACTORS.

Our business is subject to a variety of risks.  The risk factors detailed below should be carefully considered in conjunction with the other information contained in this report.  Interest rates, consumer confidence, housing starts and the overall housing market, increased unemployment, tightening of the financial and consumer credit markets, downturns in the economy and other general economic factors that affect many other businesses are particularly significant to us because our principal products are consumer goods.

The risks and uncertainties described below are those that we currently believe may significantly affect our business. Additional risks and uncertainties that we are unaware of or that we do not currently deem significant may also become important factors that affect us at a later date. The risks and uncertainties described below should be carefully considered in addition to all other information provided in this document and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could significantly and adversely affect our business, results of operations, and financial condition.

The slow pace of recovery from prolonged economic downturn, or any new downturn, could have a significant negative effect on our sales, results of operations and cash flows.

Our business is subject to international, national and regional economic conditions. The global economy experienced a major recession beginning in 2008. The pace of recovery has been slow, and the economy of the United States, which is our principal market, continues to be affected by wavering consumer confidence and lower home values, prolonged foreclosure activity and a weak housing market, high levels of unemployment and reduced access to consumer credit. In addition, repercussions from the ongoing European debt crisis could further damage the U.S. economy. While these factors are outside of our control, they directly affect our business. The slow pace of recovery, or any new economic downturn could cause our current and potential customers to delay their purchases or affect their ability to pay, which could reduce our future sales, results of operations and cash flows.

Our current retail markets and other markets that we enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets if we cannot meet our earnings expectations for these markets.

We may remodel and relocate existing stores, as well as close underperforming stores. Profitability will depend on changes in lease rates and increased retail sales justifying the remodeling and relocation costs.  In addition, we may enter new retail markets in the future, including operations at locations where we currently have independent dealers, and if we do, these markets will be subject to many of the same risks. We may also incur unforeseen costs upon entry into new markets. If we cannot meet our earnings expectations in new or existing markets, we may incur charges for the impairment of long-lived assets.

Availability of foreign sourcing and economic uncertainty in countries outside of the United States in which we operate or from which we purchase product could adversely affect our business and results of operations.

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our Casegoods segment is primarily an importer of products manufactured by foreign sources, mainly in China, and our Upholstery segment purchases cut-and-sewn fabric and leather sets and some finished goods from Chinese and other foreign vendors.  The majority of the cut-and-sewn leather kits that we purchase from China are from one supplier. Our sourcing partners may not be able to produce goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in our shipments to our customers.

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

Because we have operations outside of the United States and sell product in various countries, we are subject to many laws governing international relations, including the Foreign Corrupt Practices Act and the U.S. Export Administration Act. These laws include prohibitions on improper payments to government officials and restrictions on where we can do business, what products we can supply to certain countries, and what information we can provide to certain governments. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a significant adverse effect on our business and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales. Since we have a higher concentration in upholstery sales (70%) than most of our competitors, the effects of steel, polyurethane foam, leather and fabric price increases or quantity shortages are more significant for our business than for most other publicly traded furniture companies. About 70% of our polyurethane foam comes from one supplier. This supplier has several facilities across the United States, but severe weather or natural disasters could result in delays in shipments of polyurethane foam to our plants. We have attempted to minimize this risk by requiring a commitment from our supplier that it would continue to supply us despite disruptions in its operations.

A change in the financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide their products to us in a timely manner.  Upholstered furniture is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices.  Doing so would have a negative effect on our earnings as well as our sales.

Inability to maintain and enhance our brand and respond to changes in our current and potential customers’ tastes and trends in a timely manner could adversely affect our business and operating results.

The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining customers and attracting new ones. Because furniture product is extremely fashion oriented, changes in consumers’ tastes and trends and the resultant change in our product mix could adversely affect our business and operating results. We attempt to minimize these risks by maintaining a strong advertising and marketing campaign promoting both our brands and our current product designs, styles, quality and prices. If these efforts are unsuccessful or require us to incur substantial costs, our business, operating results and financial or competitive condition could be adversely affected.

We rely extensively on computer systems to process transactions, summarize results and manage our business and that of certain independent dealers. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, natural disasters and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could reduce our sales or result in longer production times. If our critical business computer systems or back-up systems are damaged or cease to function properly, we may have to make a significant investment to repair or replace them.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers, some of which offer widely advertised products, and others of which are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on quality, style of products, perceived value, pricing, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings and liquidity. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. These and other competitive pressures would likely result in a decrease in our sales, earnings, and liquidity.

Our business and our reputation could be adversely affected by the failure to protect sensitive employee data or to comply with evolving regulations relating to our obligation to protect such data.

Cyber attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber attack threat and improved data protection methods. While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and other employee data, a breach in our systems that results in the unauthorized release of sensitive data could nonetheless occur and have a material adverse effect on our reputation and lead to financial losses from remedial actions or potential liability, including for possible punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We owned or leased approximately 10.5 million square feet of manufacturing, warehousing and distribution centers, office, showroom, and retail facilities, and had approximately 1.6 million square feet of idle facilities at the end of fiscal 2012.  Of the 10.5 million square feet occupied at the end of fiscal 2012, our Upholstery segment occupied approximately 6.5 million square feet, our Casegoods segment occupied approximately 2.0 million square feet, our Retail segment occupied approximately 1.6 million square feet and our Corporate and Other operations occupied the balance.

Our active facilities are located in Arkansas, California, Connecticut, Delaware, Florida, Illinois, Indiana, Kansas, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington D.C., Wisconsin, Coahuila (Mexico) and Bangkok (Thailand).  All of our plants are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations.  We own all of our domestic plants, one of which has been financed under long-term industrial revenue bonds, and our Thailand plant. We lease the majority of our retail stores and regional distribution centers, as well as our manufacturing facility in Mexico.  For information on terms of operating leases for our properties, see Note 8 to our consolidated financial statements, which is included in Item 8 of this report.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various legal proceedings arising in the ordinary course of our business. Based on a review of all currently known facts and our experience with previous legal matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal matters and currently do not anticipate any significant additional loss.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies. All executive officers serve at the pleasure of the board of directors.

Kurt L. Darrow, age 57

•	Chairman, President and Chief Executive Officer since August 2011
•	President and Chief Executive Officer from September 2003 through August 2011

Louis M. Riccio, Jr., age 49

•	Senior Vice President of La-Z-Boy and Chief Financial Officer since July 2006
•	Treasurer from April 2007 through August 2007 and February 2010 through April 2010

Mark S. Bacon, Sr., age 49

•	Senior Vice President of La-Z-Boy and President of La-Z-Boy Branded Business since July 2011
•	Senior Vice President of La-Z-Boy and Chief Retail Officer from October 2008 through July 2011
•	Executive Vice President of Sales, Commercial and Operations of The Pep Boys - Manny, Moe & Jack from March 2004 through September 2007

Steven M. Kincaid, age 63

•	Senior Vice President of La-Z-Boy and President of Casegoods since November 2003
•	President, Kincaid Furniture Company, Incorporated since June 1983

Otis S. Sawyer, age 54

•	Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery since February 2008
•	President, England, Incorporated since February 2008
•	Senior Vice President Corporate Operations from May 2006 through February 2008

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the purchase of company stock. As of April 28, 2012, 4.9 million shares remained available for purchase pursuant to this authorization. We purchased 0.5 million shares during fiscal 2012. During the fourth quarter of fiscal 2012, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 30, 2012. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on August 31, 2012. With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2012:

(shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 29 – March 3, 2012)	48	$13.78	48	4,853
Fiscal Fourth Quarter of 2012	48	$13.78	48	4,853

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2012.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 28, 2012

Plan category	Number of securities to be issued upon exercise of outstanding options (thousands) (i)		Weighted- average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (thousands) (iii)
Equity compensation plans approved by shareholders	1,755	(1)	$9.33	3,503	(2)

Note 1: These options were issued under our 2010 Omnibus Incentive Plan, 2004 Long-Term Equity Award Plan and 1997 Incentive Stock Option Plan.  No additional options can be awarded under the 2004 or 1997 plans, but 0.9 million and 0.4 million options are still outstanding under the 2004 and 1997 plans, respectively.

Note 2: This amount is the aggregate number of shares available for future issuance under our 2010 Omnibus Incentive Plan.  The omnibus incentive plan provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 28, 2007 in our common shares, in the S&P 500 Composite Index and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	2007	2008	2009	2010	2011	2012
La-Z-Boy Incorporated	$100	$60.87	$20.00	$135.91	$108.36	$141.35
S&P 500 Composite Index	$100	$95.40	$60.70	$87.11	$99.57	$104.71
Dow Jones U.S. Furnishings Index	$100	$69.36	$45.80	$79.48	$94.71	$90.68

Dividend and Market Information

The New York Stock Exchange is the principal market in which our common stock is traded. The tables below show the high and low sale prices of our common stock on the New York Stock Exchange during each quarter of our last two fiscal years.

	Market Price
Fiscal 2012
Quarter Ended	High	Low	Close
July 30	$11.84	$8.41	$8.77
October 29	$11.00	$6.76	$10.62
January 28	$13.85	$9.11	$13.73
April 28	$15.44	$12.96	$15.34

	Market Price
Fiscal 2011
Quarter Ended	High	Low	Close
July 24	$14.93	$6.44	$8.65
October 23	$9.15	$6.47	$7.90
January 22	$9.50	$7.28	$8.21
April 30	$11.79	$7.77	$11.76

We did not pay dividends during fiscal 2012 or fiscal 2011. Our credit agreement would prohibit us from paying dividends or purchasing shares if excess availability, as defined in the agreement, fell below 12.5% of the revolving credit commitment or we failed to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 on a pro forma basis. The agreement would not currently prohibit us from paying dividends or repurchasing shares. Refer to Note 7 of the consolidated financial statements in Item 8 for further discussion of our credit agreement. The payment of future cash dividends is within the discretion of our board of directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement.

Shareholders

We had approximately 13,900 shareholders of record at June 12, 2012.

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

Consolidated Five-Year Summary of Financial Data

(Dollar amounts in thousands, except per share data)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Fiscal Year Ended	4/28/2012	4/30/2011	4/24/2010	4/25/2009	4/26/2008
Sales	$1,231,676	$1,187,143	$1,179,212	$1,226,674	$1,459,874
Cost of sales	851,819	832,799	806,086	888,785	1,066,039
Gross profit	379,857	354,344	373,126	337,889	393,835
Selling, general and administrative	330,226	323,964	332,698	375,767	402,383
Write-down of long-lived assets	—	4,471	—	7,503	—
Write-down of trade names	—	—	—	5,541	—
Write-down of goodwill	—	—	—	42,136	8,426
Operating income (loss)	49,631	25,909	40,428	(93,058)	(16,974)
Interest expense	1,384	2,346	2,972	5,581	13,899
Interest income	611	944	724	2,504	3,614
Income from Continued Dumping and Subsidy Offset Act, net	18,037	1,054	4,436	8,124	7,147
Other income (expense), net	(38)	405	480	(7,888)	5,393
Income (loss) from continuing operations before income taxes	66,857	25,966	43,096	(95,899)	(14,719)
Income tax expense (benefit)	(22,051)	8,593	11,737	26,514	(7,168)
Income (loss) from continuing operations	88,908	17,373	31,359	(122,413)	(7,551)
Loss from discontinued operations (net of tax)	—	—	—	—	(6,000)
Net income (loss)	88,908	17,373	31,359	(122,413)	(13,551)
Net (income) loss attributable to noncontrolling interests	(942)	6,674	1,342	(252)	(277)
Net income (loss) attributable to La-Z-Boy Incorporated	$87,966	$24,047	$32,701	$(122,665)	$(13,828)

Diluted weighted average shares	52,478	52,279	51,732	51,460	51,408
Diluted income (loss) per share from continuing operations	$1.66	$0.33	$0.61	$(2.38)	$(0.15)
Diluted net income (loss) per share attributable to La-Z-Boy Incorporated	$1.64	$0.45	$0.62	$(2.39)	$(0.27)
Dividends declared per share	$—	$—	$—	$0.10	$0.40
Book value of year-end shares outstanding	$8.46	$6.96	$6.56	$5.81	$8.67

Consolidated Five-Year Summary of Financial Data (continued)

(Dollar amounts in thousands)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Fiscal Year Ended	4/28/2012	4/30/2011	4/24/2010	4/25/2009	4/26/2008
Return on average total equity (1)	21.9%	4.9%	9.7%	(32.5)%	(1.6)%
Gross profit as a percent of sales	30.8%	29.8%	31.6%	27.5%	27.0%
Operating profit (loss) as a percent of sales	4.0%	2.2%	3.4%	(7.6)%	(1.2)%
Effective tax rate (1)	(33.0)%	33.1%	27.2%	(27.6)%	48.7%
Return on sales (1)	7.2%	1.5%	2.7%	(10.0)%	(0.5)%

Depreciation and amortization	$23,486	$24,302	$25,246	$24,142	$25,323
Capital expenditures	$15,663	$10,540	$10,986	$15,625	$27,386
Property, plant and equipment, net	$114,366	$120,603	$138,857	$146,896	$168,325

Working capital	$350,241	$300,119	$279,768	$220,401	$263,245
Current ratio (2)	3.3 to 1	3.3 to 1	2.9 to 1	2.7 to 1	2.6 to 1
Total assets	$685,739	$593,455	$607,783	$548,330	$767,021

Long-term debt, excluding current portion	$7,931	$29,937	$46,917	$52,148	$99,578
Total debt	$9,760	$35,057	$47,983	$60,872	$104,370
Total equity	$447,815	$364,140	$343,114	$303,419	$448,957
Debt to equity ratio (3)	2.2%	9.6%	14.0%	20.1%	23.2%
Debt to capitalization ratio (4)	2.1%	8.8%	12.3%	16.7%	18.9%

Shareholders	13,900	13,900	17,400	16,700	20,200
Employees	8,160	7,910	8,290	7,730	10,060

(1) Based on income (loss) from continuing operations

(2) Equal to total current assets divided by total current liabilities

(3) Equal to total debt divided by total equity

(4) Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2012

(Dollar amounts in thousands, except per share data)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Fiscal Quarter Ended	7/30/2011	10/29/2011	1/28/2012	4/28/2012
Sales	$280,094	$307,679	$316,515	$327,388
Cost of sales	199,166	211,896	216,724	224,033
Gross profit	80,928	95,783	99,791	103,355
Selling, general and administrative expense	77,455	83,535	82,771	86,465
Operating income	3,473	12,248	17,020	16,890
Interest expense	424	389	274	297
Interest income	183	166	138	124
Income from Continued Dumping and Subsidy Offset Act, net	322	—	1,415	16,300
Other income (expense), net	373	(108)	(89)	(214)
Income before income taxes	3,927	11,917	18,210	32,803
Income tax expense (benefit)	(41,929)	4,245	2,864	12,769
Net income	45,856	7,672	15,346	20,034
Net (income) loss attributable to noncontrolling interests	(320)	198	(388)	(432)
Net income attributable to La-Z-Boy Incorporated	$45,536	$7,870	$14,958	$19,602

Diluted weighted average shares	52,443	52,475	52,379	52,609

Diluted net income per share attributable to La-Z-Boy Incorporated	$0.85	$0.15	$0.28	$0.37

Unaudited Quarterly Financial Information Fiscal 2011

(Dollar amounts in thousands, except per share data)	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
Fiscal Quarter Ended	7/24/2010	10/23/2010	1/22/2011	4/30/2011
Sales	$263,313	$292,982	$291,943	$338,905
Cost of sales	190,479	207,876	203,597	230,847
Gross profit	72,834	85,106	88,346	108,058
Selling, general and administrative expense	74,485	79,767	78,354	91,358
Write-down of long-lived assets	—	—	—	4,471
Operating income (loss)	(1,651)	5,339	9,992	12,229
Interest expense	590	592	561	603
Interest income	243	223	250	228
Income from Continued Dumping and Subsidy Offset Act, net	—	—	903	151
Other income (expense), net	351	(418)	251	221
Income (loss) before income taxes	(1,647)	4,552	10,835	12,226
Income tax expense (benefit)	(705)	1,381	2,451	5,466
Net income (loss)	(942)	3,171	8,384	6,760
Net loss attributable to noncontrolling interests	726	774	1,626	3,548
Net income (loss) attributable to La-Z-Boy Incorporated	$(216)	$3,945	$10,010	$10,308

Diluted weighted average shares	51,785	52,214	52,270	52,359

Diluted net income per share attributable to La-Z-Boy Incorporated	$—	$0.07	$0.19	$0.19

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management’s Discussion and Analysis as an aid to better understand our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin with an introduction to our key businesses and significant operational events in fiscal 2012. We then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs, the second largest manufacturer/distributor of residential furniture in the United States according to the May 2012 Top sources for the U.S. Furniture Market in Furniture Today, and the La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded upholstered furniture in North America according to the May 2012 Top 100 ranking by Furniture Today. We have nine major North-American manufacturing locations to support our speed to market and customization strategy. We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores. The centerpiece of our retail distribution strategy is our network of 312 La-Z-Boy Furniture Galleries® stores and 553 Comfort Studios®, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 85 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 553 Comfort Studios®, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service. Comfort Studios® are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studios®, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 700 outlets and 2.0 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•	Upholstery Segment. In terms of revenue, our largest segment is the Upholstery segment, which consists of three operating units, La-Z-Boy, our largest operating unit, as well as the Bauhaus and England operating units. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios®, major dealers and other independent retailers.

•	Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and accent pieces, as well as some coordinated upholstered furniture. The Casegoods segment consists of two operating units, one consisting of American Drew, Lea and Hammary, and the second being Kincaid. The Casegoods segment primarily sells to major dealers and other independent retailers.

•	Retail Segment. Our Retail segment consists of 85 company-owned La-Z-Boy Furniture Galleries® stores located in nine markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida and southern California. The Retail segment primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Variable Interest Entities

Our consolidated financial statements include the accounts of certain entities (known as variable interest entities or “VIEs”) in which we held a controlling interest based on exposure to economic risks and potential rewards (variable interests) for the periods in which we were the primary beneficiary. During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary.

Significant Operational Events in Fiscal 2012

During fiscal 2012, we generated stronger sales volume in our Upholstery and Retail segments on one less week as compared to last year. Our Retail segment improved its profitability for the third year in a row. Ongoing cost reduction efforts produced the savings we expected, mostly driven by production efficiencies gained at our Mexico cut and sew facility. We amended our revolving debt agreement and paid off all amounts outstanding under that agreement by fiscal year end. We received $18.0 million in Continued Dumping and Subsidy Offset Act (“CDSOA”) proceeds. And finally, we deconsolidated our last VIE. These items are all discussed in more detail throughout this Management’s Discussion and Analysis.

Results of Operations
Fiscal Year 2012 Compared to Fiscal Year 2011

La-Z-Boy Incorporated

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011	Percent change
Consolidated sales	$1,231,676	$1,187,143	3.8%
Consolidated operating income	49,631	25,909	91.6%
Consolidated operating margin	4.0%	2.2%

Sales

Fiscal 2012 includes results for a 52 week period, while fiscal 2011 includes results for a 53 week period.

Our consolidated sales increased by $44.5 million on one less week of shipments due to increased sales volume in our Upholstery and Retail segments. We believe these improvements were the result of an effective promotional plan which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores. The operating results of our Retail segment continued to improve, with increased sales levels resulting from increased average ticket sales on customer traffic that was slightly down.

The improvement in our Upholstery and Retail segments were partially offset by the performance of our Casegoods segment, which experienced decreased sales in fiscal 2012 as compared to fiscal 2011. Overall Casegoods order levels decreased during fiscal 2012, as our new product introductions during the year were not as well-received as our new product introductions in the prior year.

Operating Margin

Our consolidated operating margin increased by 1.8 percentage points in fiscal 2012. Our Retail segment’s operating margin continued to improve in fiscal 2012 as compared to the prior year and our Upholstery segment’s operating margin also increased compared to the prior year. These improvements were partially offset by our Casegoods segment, whose operating margin declined in fiscal 2012 as compared to fiscal 2011.

•	Our gross margin increased 1.0 percentage point in the fiscal 2012 as compared to fiscal 2011. Ongoing cost reductions, primarily in our Upholstery segment related to our Mexican operations, along with improvements in our Retail segment’s gross margin, drove this improvement. Partially offsetting these items were raw material price increases in our Upholstery and Casegoods segments.
•	Selling, General, and Administrative (“SG&A”) expenses increased in dollars in fiscal 2012 as compared to fiscal 2011, but as a percent of sales, SG&A decreased by 0.5 percentage points. The improvement as a percentage of sales was driven by our increased sales volume and greater leverage of SG&A expenses. The increase in dollars was driven by an increase in employee incentive and compensation expense, primarily in the Upholstery segment and in Corporate and Other, as well as increased advertising spend in the Upholstery segment.
•	Our fiscal 2011 operating margin was impacted by 0.4 percentage points for the write-down of long-lived assets.

Upholstery Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011	Percent change
Sales	$975,103	$916,867	6.4%
Operating income	81,753	72,743	12.4%
Operating margin	8.4%	7.9%

Sales

Fiscal 2012 includes results for a 52 week period, while fiscal 2011 includes results for a 53 week period.

Our Upholstery segment’s sales increased $58.2 million in fiscal 2012 as compared to fiscal 2011 despite the extra week in fiscal 2011. Increased volume drove the majority of the 6.4% increase in sales, which we believe was the result of an effective promotional plan, combined with new product introductions and accelerated sales in our stationary upholstery business, which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased by 0.5 percentage points in fiscal 2012 mainly due to the following:

•	The segment’s gross margin increased 1.0 percentage point during fiscal 2012 due to a combination of factors, the most significant of which were:
o	Ongoing cost reductions and efficiencies, including the favorable operating impact of our Mexican operations, resulting in a 2.0 percentage point increase in gross margin.
o	Raw material cost increases resulting in a 1.6 percentage point decrease in gross margin.
•	Offsetting the increase in gross margin were higher warranty costs of $1.0 million in fiscal 2012 as compared to fiscal 2011, due to a reduction in the warranty reserve recorded in fiscal 2011 related to the redesign of a mechanism that had historically experienced high claims activity. Also offsetting the increase in gross margin was higher advertising spend and increased employee incentive and compensation expenses in fiscal 2012.

Casegoods Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011	Percent change
Sales	$139,639	$152,534	(8.5)%
Operating income	5,540	6,698	(17.3)%
Operating margin	4.0%	4.4%

Sales

Fiscal 2012 includes results for a 52 week period, while fiscal 2011 includes results for a 53 week period.

Our Casegoods segment’s sales decreased $12.9 million in fiscal 2012 as compared to fiscal 2011. The decline in sales volume was driven by our new product introductions in fiscal 2012 which were not as well-received as our new product introductions in fiscal 2011.

Operating Margin

Our Casegoods segment’s operating margin decreased 0.4 percentage points in fiscal 2012 mainly due to the de-leverage of fixed costs caused by the decline in sales volume.

Retail Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011	Percent change
Sales	$215,490	$176,987	21.8%
Operating loss	(7,819)	(15,078)	48.1%
Operating margin	(3.6)%	(8.5)%

Sales

Fiscal 2012 includes results for a 52 week period, while fiscal 2011 includes results for a 53 week period.

Our Retail segment’s sales increased $38.5 million in fiscal 2012 even though fiscal 2011 included an extra week. Of this increase, $29.2 million was primarily due to the acquisition of our Southern California VIE in the fourth quarter of fiscal 2011. The remaining increase of $9.3 million related mainly to sales increases at stores that were open in both fiscal 2012 and fiscal 2011. This increase was the result of increased average ticket sales on customer traffic that was slightly down. We believe the increase in average ticket sales was the result of an effective advertising campaign bringing in a more qualified consumer.

Operating Margin

Our Retail segment’s operating margin increased 4.9 percentage points in fiscal 2012 compared to fiscal 2011. While our Retail segment improved its operating margin for the third year in a row, the segment continued to experience negative operating profit due to its high lease expense to sales volume ratio.

•	The segment’s gross margin during the fiscal 2012 increased 2.5 percentage points compared to fiscal 2011.
•	The improved operating margin for this segment was primarily a result of the increased sales volume which resulted in a greater leverage of SG&A expenses as a percentage of sales.
•	The stores acquired from our Southern California VIE were essentially break-even on an operating margin basis for fiscal 2012, a substantial improvement over fiscal 2011 when these stores generated an operating loss of $3.5 million when they were a consolidated VIE and not reported as part of the Retail segment.

VIEs/Other

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011	Percent change
Sales
VIEs, net of intercompany sales eliminations	$8,840	$29,105	(69.6)%
Corporate and Other	2,356	1,909	23.4%
Eliminations	(109,752)	(90,259)	(21.6)%
Operating income (loss)
VIEs	959	(4,949)	119.4%
Corporate and Other	(30,802)	(29,034)	(6.1)%

During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. Our VIEs’ sales decreased $20.3 million (net of intercompany eliminations) in fiscal 2012 compared to fiscal 2011. This was mainly the result of acquiring our Southern California VIE in the fourth quarter of fiscal 2011. Prior to deconsolidation, our remaining VIE had operating income of $1.0 million in fiscal 2012, compared to an operating loss of $4.9 million in fiscal 2011 for the two VIEs we had at that time. Eliminations increased in fiscal 2012 as compared to fiscal 2011 due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Our Corporate and Other operating loss increased $1.8 million in fiscal 2012 compared to fiscal 2011 due to higher costs for incentive compensation expenses of $6.2 million as a result of improved operating performance, partially offset by lower consulting costs of $1.8 million, a gain recognized on the deconsolidation of our last VIE of $1.1 million and a $1.0 million reduction of an environmental reserve recorded in the first quarter of fiscal 2012 related to a previously sold division.

Interest Expense

Interest expense decreased $1.0 million in fiscal 2012 as compared to fiscal 2011, mainly due to a 2.1 percentage point decrease in our weighted average interest rate as a result of the May 2011 expiration of our interest rate swap. Our average debt level decreased by $5.7 million in fiscal 2012 compared to fiscal 2011.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition. We received $18.0 million during fiscal 2012 and $1.1 million during fiscal 2011 in CDSOA distributions related to the antidumping order on wooden bedroom furniture from China. Certain domestic producers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the U.S. Court of International Trade challenging the CDSOA’s “support requirement” and seeking a share of the distributions. As a result, Customs withheld a portion of those distributions pending resolution of the Non-Supporting Producers’ actions. Between October 2011 and February 2012, the Court of International Trade entered judgments against the Non-Supporting Producers and dismissed their actions. On January 1, 2012, Customs announced that it would distribute the withheld distributions. The Non-Supporting Producers then filed motions in the Court of International Trade and, later, in the U.S. Court of Appeals for the Federal Circuit to enjoin such distributions pending their appeal of the Court of International Trade’s judgments. On March 5, 2012, the Federal Circuit denied the Non-Supporting Producers’ motions for injunction “without prejudicing the ultimate disposition of these cases.” If the Federal Circuit were to reverse the judgments of the Court of International Trade and determine that the Non-Supporting Producers are entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of the distributions. Based on what we know today, we do not expect this will occur. Included in the $18.0 million received in fiscal 2012 are $16.3 million of previously withheld distributions received in the fourth quarter of fiscal 2012. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under the CDSOA.

Income Taxes

Our effective tax rate for fiscal 2012 was a net tax benefit of (33.0)%. During fiscal 2012, we reduced by $46.2 million the valuation allowances associated with certain U.S. federal, state and foreign deferred tax assets, in addition to recording other minor discrete items that together reduced our tax expense by an additional $0.9 million. These adjustments increased diluted earnings per share by $0.88. The reduction in the valuation allowance was the result of the following factors at the point we reduced the allowance, including primarily (i) our cumulative pretax income position, (ii) our most recent operating results which had exceeded both our operating plan and prior year results, and (iii) our then-current forecasts, all of which caused us to temper our concerns at that time regarding the economic environment. Absent these adjustments, our effective tax rate for fiscal 2012 would have been 37.5%.

The effective tax rate was 33.1% for fiscal 2011. Changes in the valuation reserve for deferred taxes due to temporary timing differences increased our fiscal 2011 effective tax rate by 13.5 percentage points. Offsetting this rate increase was a tax benefit associated with our southern California VIE that resulted in a rate reduction of 17.6 percentage points. This tax benefit related primarily to the amount of accounts receivable written off in excess of the fair value of the assets received from this VIE.

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

Upholstery Segment

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2011	(52 weeks) 4/24/2010	Percent change
Sales	$916,867	$904,871	1.3%
Operating income	72,743	95,732	(24.0)%
Operating margin	7.9%	10.6%

Sales

Our Upholstery segment’s sales increased $12.0 million compared to fiscal 2010. This was a result of the additional week in fiscal 2011.

Operating Margin

Our Upholstery segment’s operating margin decreased 2.7 percentage points in fiscal 2011 mainly due to the following:

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

Casegoods Segment

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2011	(52 weeks) 4/24/2010	Percent change
Sales	$152,534	$146,706	4.0%
Operating income (loss)	6,698	(243)	N/M
Operating margin	4.4%	(0.2)%
N/M – not meaningful

Sales

Our Casegoods segment’s sales increased $5.8 million compared to fiscal 2010. In addition to the extra week during fiscal 2011, the increase in sales was a result of broader placement of our various product lines at independent dealers. Changes in discounting during fiscal 2011 also generated an improvement in sales for this segment.

Operating Margin

Our Casegoods segment’s operating margin increased 4.6 percentage points in fiscal 2011 mainly due to the following:

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

Retail Segment

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2011	(52 weeks) 4/24/2010	Percent change
Sales	$176,987	$153,620	15.2%
Operating loss	(15,078)	(19,825)	23.9%
Operating margin	(8.5)%	(12.9)%

Sales

Our Retail segment’s sales increased $23.4 million in fiscal 2011. We believe the increase in sales was a result of an effective promotional plan, which led to improved conversion on the customer traffic in our stores, as well as the additional week in fiscal 2011. The segment’s sales were also positively impacted by the acquisition of 15 stores from our previously consolidated California VIE, which increased sales by $9.4 million for our Retail segment.

Operating Margin

Our Retail segment’s operating margin increased 4.4 percentage points in fiscal 2011 mainly due to the following:

•	The segment experienced a 1.0 percentage point improvement in gross profit margin during fiscal 2011 due to changes in the segment’s sales initiatives and merchandising.
•	The improved operating margin for this segment was primarily a result of the increased sales volume. Additionally, this segment continued to focus on cost containment, which resulted in lower selling, general and administrative expenses as a percent of sales.

VIEs/Corporate and Other

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2011	(52 weeks) 4/24/2010	Percent change
Sales
VIEs, net of intercompany sales eliminations	$29,105	$53,173	(45.3)%
Corporate and Other	1,909	4,583	(58.3)%
Eliminations	(90,259)	(83,741)	(7.8)%
Operating income (loss)
VIEs	(4,949)	(751)	N/M
Corporate and Other	(29,034)	(34,485)	15.8%

Our VIEs’ sales decreased $24.1 million in fiscal 2011, compared to fiscal 2010. This was mainly the result of deconsolidating our Toronto, Ontario VIE, which reduced the number of stores for our VIEs by 8 during fiscal 2011. Also, our Retail segment’s acquisition in the fourth quarter of fiscal 2011 of 15 stores that had previously been operated by our California VIE resulted in a $5.1 million, net of eliminations, decrease in our VIEs sales during fiscal 2011. Our VIEs’ operating loss was $4.9 million in fiscal 2011, compared to an operating loss of $0.8 million in fiscal 2010. The increased operating loss was mainly due to our Toronto, Ontario VIE, which was a profitable VIE, no longer being consolidated in fiscal 2011. Eliminations increased in fiscal 2011 as compared to fiscal 2010 due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Our Corporate and Other operating loss decreased by $5.5 million in fiscal 2011. The decrease in operating loss was primarily a result of a decrease in restructuring costs of $2.9 million and a decrease in employee incentive compensation expenses as a result of our lower operating performance and stock price in fiscal 2011 compared to fiscal 2010.

Interest Expense

Interest expense for fiscal 2011 was $0.6 million less than fiscal 2010 due to a $3.2 million decrease in our average debt. Our weighted average interest rate decreased 0.2 percentage points in fiscal 2011 compared to fiscal 2010. The deconsolidation of our Toronto, Ontario VIE also reduced our interest expense.

Income from Continued Dumping and Subsidy Offset Act

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

Income Taxes

Changes in the valuation reserve for deferred taxes due to current year temporary timing differences increased our fiscal 2011 effective tax rate by 13.5 percentage points. Offsetting this rate increase was a tax benefit associated with our southern California VIE that resulted in a rate reduction of 17.6 percentage points. This tax benefit related primarily to the amount of accounts receivable written off in excess of the fair value of the assets received from this VIE.

Long-lived Asset Write-down

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  We did not record any long-lived asset write-downs during fiscal 2012. In fiscal 2011, the estimated undiscounted cash flows (based upon, among other things, our annual forecasting process) related to certain locations were less than the carrying value of the underlying assets.  For those locations, we concluded that the estimated fair values approximated only the levels of working capital due primarily to the continuing levels of historic operating losses.  Consequently, we concluded that the leasehold improvements at those locations were fully impaired and therefore recorded an impairment charge of $1.8 million for several locations owned by our then-consolidated California VIE and $1.3 million for various company owned stores in fiscal 2011.  In addition, during fiscal 2011 we decided to vacate one of our facilities and recorded an impairment charge of $1.3 million representing the full carrying value of leasehold improvements at that location.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash and equivalents of $152.4 million at April 28, 2012, compared to $115.3 million at April 30, 2011.

On October 19, 2011, we entered into an amended credit agreement with a syndicate of lenders, which reduced our revolving credit facility capacity from $175 million to $150 million and extended its maturity date to October 19, 2016. We may elect interest rates based on LIBOR or the base rate. The base rate is the higher of the federal funds rate plus 0.5% or the prime rate. Interest on LIBOR loans under the prior agreement varied from LIBOR plus 1.75% to 2.25% based on average excess availability, but the amended credit agreement lowered the rate to LIBOR plus 1.50% to 2.00%.  Like the prior agreement, the amended credit agreement provides for margins on base rate loans varying from 0% to 0.50%, but the amended credit agreement lowers the excess availability required for the lower margins. The amended credit agreement reduced the commitment fee that we pay on the unused portion of the revolving credit commitment from 0.375% to 0.25% per annum.

The amended credit agreement is secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. The prior agreement was secured in addition by substantially all of our patents and trademarks, including the La-Z-Boy brand name, but the amended credit agreement removed those assets as collateral. Availability under the agreement fluctuates based on a borrowing base calculation consisting of eligible accounts receivable and inventory. The agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment. At April 28, 2012, we were not subject to the fixed charge coverage ratio requirement, but would have complied with the requirement had we been subject to it. At April 28, 2012, we had no borrowings outstanding under the agreement, and had excess availability of $124.2 million.

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

Capital expenditures for fiscal 2012 were $15.7 million compared with $10.5 million during fiscal 2011. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $25.0 million to $30.0 million in fiscal 2013.

We believe our present cash and equivalents balance of $152.4 million, cash flows from operations and current excess availability under our credit facility of $124.2 million will be sufficient to fund our business needs, including our fiscal 2013 contractual obligations of $49.7 million as presented in our contractual obligations table.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Year Ended
(Amounts in thousands)	4/28/2012	4/30/2011
Operating activities
Net income	$88,908	$17,373
Non-cash add backs	32,320	39,891
Change in deferred taxes	(42,146)	(120)
Change in working capital	3,766	(29,298)
Cash provided by operating activities	82,848	27,846

Investing activities	(19,094)	(10,260)

Financing activities
Net decrease in debt	(25,936)	(11,033)
Other financing activities	(581)	270
Cash used for financing activities	(26,517)	(10,763)

Exchange rate effects	(129)	12
Net increase in cash and equivalents	$37,108	$6,835

Operating Activities

During fiscal 2012, net cash provided by operating activities was $82.8 million, which included CDSOA funds received during the year. We generated net income of $88.9 million during the year, partially offset by a non-cash increase in deferred taxes of $42.1 million. Other non-cash add backs, primarily for depreciation and amortization, totaled $32.3 million. Working capital increased $3.8 million and the major components of the change are listed below:

•	Increase in other liabilities of $12.9 million, mainly due to higher accrued incentive compensation of $6.2 million, income taxes of $3.8 million and freight of $1.5 million.
•	Increase in accounts payable of $7.5 million, offset by increased inventory levels of $7.4 million. These increases were primarily due to increased raw material inventory in our Upholstery segment.
•	Increase in accounts receivable of $6.2 million, driven by the increase in sales.
•	Pension contributions of $5.8 million.
•	Decrease in other assets of $2.8 million.

During fiscal 2011, net cash provided by operating activities was $27.8 million. Our net income and depreciation and amortization were $41.7 million and our change in working capital primarily consisted of the following:

•	Decrease in accounts payable of $4.4 million.
•	Increase in inventory levels of $10.5 million due to our focus on being in a better service position for our customers.
•	Decrease in other liabilities of $10.4 million due to payments of accrued benefits and decreases in our estimated income tax liability.
•	$4.5 million for pension contributions.

Investing Activities

During fiscal 2012, net cash used for investing activities was $19.1 million, which consisted primarily of $15.7 million in capital expenditures and a $2.9 million increase in restricted cash. Our restricted cash relates to deposits serving as collateral for certain letters of credit. During fiscal 2011, net cash used for investing activities was $10.3 million, which consisted primarily of $10.5 million in capital expenditures.

Financing Activities

We used $26.5 million of cash for financing activities in fiscal 2012, compared to $10.8 million during fiscal 2011. Our financing activities in fiscal 2012 included a net repayment of debt of $25.9 million compared to a net repayment of debt of $11.0 million in fiscal 2011.

Our board of directors has authorized the purchase of company stock. As of April 28, 2012, 4.9 million shares remained available for purchase pursuant to this authorization. We purchased 0.5 million shares during fiscal 2012. During the fourth quarter of fiscal 2012, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 30, 2012. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on August 31, 2012. With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$9,115	$1,452	$7,642	$6	$15
Capital lease obligations	645	377	268	—	—
Operating lease obligations	318,456	42,970	79,197	69,017	127,272
Interest obligations*	207	79	111	4	13
Pension contribution obligations**	4,790	4,790	—	—	—
Total contractual obligations	$333,213	$49,668	$87,218	$69,027	$127,300

*	For our variable interest rate obligations, the interest rate projected for future periods is the average rate for the current fiscal quarter projected over such future fiscal periods. For our fixed rate obligations, it is the fixed rate over the term of such obligation. We have assumed that the debt outstanding at the end of our current fiscal period will be outstanding over the entire term of the various agreements, however this amount could significantly increase or decrease based on the amount of debt we borrow or pay in future periods.
**	For our pension contribution obligations, we are statutorily required to make a contribution at various times during fiscal 2013. Funding projections beyond that are not practical to estimate.

Our consolidated balance sheet at the end of fiscal 2012 reflected a $1.7 million net liability for uncertain income tax positions. It is reasonably possible that $0.3 million of this liability will be settled within the next 12 months. The remaining balance will be paid or released as tax audits are completed or settled.

Our debt-to-capitalization ratio was 2.1% at April 28, 2012, and 8.8% at April 30, 2011. Capitalization is defined as total debt plus total equity.

At April 28, 2012, we had $68.6 million in open purchase orders with foreign casegoods, leather and fabric suppliers. The majority of our open purchase orders that have not begun production are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a significant effect upon our capital expenditures, earnings, competitive position or liquidity.

Business Outlook

Given the strength of our brand, the breadth of our branded distribution network, plans for store growth and the level of same-store-sales improvements over the past 18 months, La-Z-Boy Incorporated is positioned to continue to improve its market share and will further capitalize on any strengthening in the economy, particularly consumer confidence and the housing market. We have an efficient operating structure, a successful brand platform, a strong dealer distribution network and a team that is committed to driving growth, retail profitability and positive conversion on our additional volume.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In some cases, these principles require management to make difficult and subjective judgments regarding uncertainties and, as a result, such estimates and assumptions may significantly impact our financial results and disclosures. Estimates are based on currently known facts and circumstances, prior experience and other assumptions believed to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, use external advice. Actual results could differ from these estimates, assumptions, and judgments and these differences could be significant. We make frequent comparisons throughout the year of actual experience to our assumptions in order to mitigate the likelihood of significant adjustments. Adjustments are recorded when the differences are known.  The following critical accounting policies affect our consolidated financial statements.

Revenue Recognition and Related Allowances

Substantially all of our shipping agreements with third-party carriers transfer the risk of loss to our customers upon shipment. Accordingly, our shipments using third-party carriers are generally recognized as revenue upon shipment of the product. In all cases, for product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provisions are made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We also recognize revenue for amounts received from our customers in connection with our shared advertising cost arrangement. We import certain products from foreign ports, which are shipped directly to our domestic customers.  In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Incentives offered to customers include cash discounts and other sales incentive programs. Estimated cash discounts and other sales incentives are recorded as a reduction of revenues when the revenue is recognized.

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

We have notes receivable balances due to us from various customers. These notes receivable generally relate to past due accounts receivable which were converted to a note receivable in order to secure further collateral from the customer. The collateral from the customer is generally in the form of inventory or real estate. Additionally, we have personal guarantees from some of these customers on these notes receivable.

In cases where we do not have sufficient collateral to support the carrying value of the note receivable, we recognize an allowance for credit losses for this difference.

The allowance for credit losses reflects our best estimate of probable incurred losses inherent in the accounts and notes receivable balances. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Investments

We evaluate our available for sale investments periodically for possible other-than-temporary impairments by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. If the impairment is determined to be other-than-temporary, the amount of the impairment is recognized as part of earnings. If the impairment is determined to be temporary, then the resulting change in market value is recorded as part of other comprehensive income/(loss) in our consolidated statement of changes in equity.

Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if the fair value of our long-lived assets exceed their carrying value. Our asset groups consist of our operating units in our Upholstery and Casegoods segments (La-Z-Boy, England, Bauhaus, American Drew, Lea and Hammary, Kincaid) and each of our retail stores.

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

We have various excess loss coverages for auto, product liability and workers’ compensation liabilities. Our deductibles generally do not exceed $1.0 million.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not, based on forecasts of taxable earnings in the related tax jurisdiction. We consider historic and projected future operating results, the eligible carry-forward period, tax law changes and other relevant considerations when making judgments about realizing the value of our deferred tax assets.

Pensions

We maintain a defined benefit pension plan for eligible factory hourly employees at some operating units.  The plan does not allow new participants. Active participants at some operating units continue to earn service credits.  Annual net periodic expense and benefit liabilities under our defined benefit plan are determined on an actuarial basis using various assumptions and estimates including discount rates, long-term rates of return, estimated remaining years of service and estimated life expectancy. Each year, we compare the actual experience to the more significant assumptions used, and if warranted, we make adjustments to the assumptions.

Our pension plan discount rate assumption is evaluated annually. The discount rate is based upon a single rate developed after matching a pool of high quality bond payments to the plan’s expected future benefit payments. We utilized a discount rate of 4.6% at April 28, 2012, compared with a rate of 5.6% at April 30, 2011, and 5.9% at April 24, 2010. The same methodology was utilized for determining the discount rate in fiscal 2012, fiscal 2011 and fiscal 2010.

Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations.

Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on plan assets annually. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of this plan. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plan. The rate of return assumption as of April 28, 2012 was 7.8% compared with 8.0% at April 30, 2011. The expected rate of return assumption as of April 28, 2012, will be used to determine pension expense for fiscal 2013.

Our long-term stated investment objective is to maximize the investment return with the least amount of risk through a combination of capital appreciation and income. The strategic asset allocation targets are 65% equities and 35% fixed income within a range of 5% of the target.

We are required to make $4.8 million in contributions to our qualified defined benefit plan in fiscal 2013. We expect that the fiscal 2013 pension expense for the defined benefit pension plan, after considering all relevant assumptions will be $2.7 million compared with $1.5 million in fiscal 2012. A 25 basis point change in our discount rate or our expected return on plan assets would not have a material impact on our results of operations.

Product Warranties

We account for product warranties by accruing an estimated liability at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold product. Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer. Considerable judgment is used in making our estimates. Differences between actual and estimated costs are recorded when the differences are known.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognized it as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends, future stock-price volatility, expected option lives and the amount of share-based awards that are expected to be forfeited. We do not expect that changes in these assumptions would have a material impact on our results of operations.

We record compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards become probable. Determining the probability of award vesting requires judgment, including assumptions about future operating performance.

The fair value of each option grant was estimated using a Black-Scholes option-pricing model. Expected volatility was estimated based on the historic volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. Forfeitures were estimated at the date of grant based on historic experience.

The fair value of the performance award grant that vests based on a market condition was estimated using a Monte Carlo valuation model. The Monte Carlo model was utilized to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model used for option grants. The Monte Carlo valuation model simulates a distribution of stock prices to yield an expected distribution of stock prices over the remaining performance period. The stock-paths are simulated using volatilities calculated with historical information using data from a look-back period that is equal to the vesting period. The model assumes a zero-coupon, risk-free interest rate with a term equal to the vesting period. The simulations are repeated many times (100,000 in this valuation) and the mean of the discounted values is calculated as the grant date fair value for the award. The final payout of the award as calculated by the model is then discounted back to the grant date using the risk-free interest rate.

Both the Monte Carlo and Black-Scholes methodologies are based, in part, upon inputs for which there is little or no observable market data, requiring us to develop our own assumptions. Inherent in both of these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.

Regulatory Developments

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of comprehensive income which eliminates the current option to report other comprehensive income and its components in the consolidated statement of changes in equity and requires the presentation of net income and comprehensive income in one continuous statement, or in two consecutive statements. This guidance will be effective for our fiscal year 2013 and will change the way we present comprehensive income in our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt, under which we had $8.1 million of borrowings at April 28, 2012. Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2013 based upon our current and expected levels of exposed liabilities.

We are exposed to market risk from changes in the value of foreign currencies primarily related to our plant in Mexico, as wages and other local expenses are paid in Mexican pesos. Nonetheless, gains and losses resulting from market changes in the value of foreign currencies have not had and are not expected to have a significant effect on our consolidated results of operations. A decrease in the value of foreign currencies in relation to the U.S. dollar could impact the profitability of some of our vendors which could translate into higher prices on our supplies, but we believe any impact would be similar for our competitors.

We are exposed to market risk with respect to commodity and fuel price fluctuations, principally related to commodities used in the production of our products, including steel, wood and polyurethane. As commodity prices increase, we adjust pricing to our customers to offset such increases. We do not believe that an increase in these commodity costs would have a material impact on our results of operations.

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

On September 9, 2011, La-Z-Boy Incorporated’s Chief Executive Officer submitted his annual certification to the New York Stock Exchange stating that he was not aware of any violation by the corporation of the Exchange’s corporate governance listing standards. La-Z-Boy Incorporated filed the certifications by its Chief Executive Officer and Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the fiscal year ended April 28, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 28, 2012. The effectiveness of the Company’s internal control over financial reporting as of April 28, 2012, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Kurt L. Darrow

Kurt L. Darrow

Chairman, President and Chief Executive Officer

/s/ Louis M. Riccio, Jr.

Louis M. Riccio, Jr.

Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 28, 2012 and April 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting on the preceding page. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

June 19, 2012

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011	(52 weeks) 4/24/2010
Sales	$1,231,676	$1,187,143	$1,179,212
Cost of sales	851,819	832,799	806,086
Gross profit	379,857	354,344	373,126
Selling, general and administrative expense	330,226	323,964	332,698
Write-down of long-lived assets	—	4,471	—
Operating income	49,631	25,909	40,428
Interest expense	1,384	2,346	2,972
Interest income	611	944	724
Income from Continued Dumping and Subsidy Offset Act	18,037	1,054	4,436
Other income (expense), net	(38)	405	480
Income before income taxes	66,857	25,966	43,096
Income tax expense (benefit)	(22,051)	8,593	11,737
Net income	88,908	17,373	31,359
Net (income) loss attributable to noncontrolling interests	(942)	6,674	1,342
Net income attributable to La-Z-Boy Incorporated	$87,966	$24,047	$32,701

Basic average shares	51,944	51,849	51,533

Basic net income per share attributable to La-Z-Boy Incorporated	$1.66	$0.46	$0.63

Diluted average shares	52,478	52,279	51,732

Diluted net income per share attributable to La-Z-Boy Incorporated	$1.64	$0.45	$0.62

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

	As of
(Amounts in thousands, except par value)	4/28/2012	4/30/2011
Current assets
Cash and equivalents	$152,370	$115,262
Restricted cash	2,861	—
Receivables, net of allowance of $22,705 at 4/28/12 and $23,937 at 4/30/11	167,232	161,299
Inventories, net	143,787	138,444
Deferred income taxes – current	19,081	—
Other current assets	14,669	17,218
Total current assets	500,000	432,223
Property, plant and equipment, net	114,366	120,603
Trade names	3,028	3,100
Deferred income taxes – long term	33,649	2,883
Other long-term assets, net	34,696	34,646
Total assets	$685,739	$593,455

Current liabilities
Current portion of long-term debt	$1,829	$5,120
Accounts payable	56,630	49,537
Accrued expenses and other current liabilities	91,300	77,447
Total current liabilities	149,759	132,104
Long-term debt	7,931	29,937
Other long-term liabilities	80,234	67,274
Contingencies and commitments	—	—
Shareholders' equity
Common shares, $1 par value – 150,000 authorized; 52,244 outstanding at 4/28/12 and 51,909 outstanding at 4/30/11	52,244	51,909
Capital in excess of par value	231,332	222,339
Retained earnings	189,609	105,872
Accumulated other comprehensive loss	(31,281)	(18,804)
Total La-Z-Boy Incorporated shareholders’ equity	441,904	361,316
Noncontrolling interests	5,911	2,824
Total equity	447,815	364,140
Total liabilities and equity	$685,739	$593,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Cash flows from operating activities
Net income	$88,908	$17,373	$31,359
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on disposal of assets	45	201	(538)
Gain on deconsolidation of VIE	(1,125)	—	—
Write-down of long-lived assets	—	4,471	—
Deferred income tax benefit	(42,146)	(120)	(2,693)
Provision for doubtful accounts	4,196	7,197	6,535
Depreciation and amortization	23,486	24,302	25,246
Stock-based compensation expense	5,718	3,720	5,236
Pension plan contributions	(5,798)	(4,495)	—
Change in receivables	(6,182)	1,599	(17,250)
Change in inventories	(7,414)	(10,531)	7,074
Change in other assets	2,799	(1,092)	3,225
Change in payables	7,470	(4,429)	13,147
Change in other liabilities	12,891	(10,350)	18,318
Net cash provided by operating activities	82,848	27,846	89,659
Cash flows from investing activities
Proceeds from disposals of assets	372	506	3,338
Capital expenditures	(15,663)	(10,540)	(10,986)
Purchases of investments	(7,944)	(10,200)	(4,933)
Proceeds from sales of investments	8,649	10,655	8,833
Change in restricted cash	(2,861)	—	17,507
Cash effects upon deconsolidation of VIE	(971)	(632)	—
Other	(676)	(49)	250
Net cash provided by (used for) investing activities	(19,094)	(10,260)	14,009
Cash flows from financing activities
Proceeds from debt	—	30,585	41,817
Payments on debt	(25,936)	(41,618)	(54,707)
Payments for debt issuance costs	(568)	—	—
Stock issued for stock and employee benefit plans	4,943	270	1,035
Excess tax benefit on stock option exercises	223	—	—
Purchases of common stock	(5,179)	—	—
Net cash used for financing activities	(26,517)	(10,763)	(11,855)
Effect of exchange rate changes on cash and equivalents	(129)	12	(756)
Change in cash and equivalents	37,108	6,835	91,057
Cash and equivalents at beginning of period	115,262	108,427	17,370
Cash and equivalents at end of period	$152,370	$115,262	$108,427

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 25, 2009 (previously reported)	$51,478	$205,945	$65,027	$(23,168)	$4,137	$303,419
Reclassification related to share purchase activity and subsequent reissuances		7,455	(7,455)
Comprehensive income
Net income (loss)			32,701		(1,342)
Unrealized gain on marketable securities arising during the period				2,685
Reclassification adjustment for gain on marketable securities included in net income				(97)
Translation adjustment				(190)	404
Change in fair value of cash flow hedge				146
Net pension amortization and net actuarial loss				340
Total comprehensive income						34,647
Stock issued for stock and employee benefit plans, net of cancellations	292		(556)			(264)
Stock option, restricted stock and performance based stock expense		5,222				5,222
Change in noncontrolling interest					90	90
At April 24, 2010	51,770	218,622	89,717	(20,284)	3,289	343,114
Comprehensive income
Net income (loss)			24,047		(6,674)
Unrealized gain on marketable securities arising during the period				1,085
Reclassification adjustment for gain on marketable securities included in net income				(495)
Translation adjustment				(298)	353
Change in fair value of cash flow hedge				548
Net pension amortization and net actuarial loss				640
Total comprehensive income						19,206
Stock issued for stock and employee benefit plans, net of cancellations	139		(244)			(105)
Stock option and restricted stock expense		3,717				3,717
Acquisition of VIE and other			(8,573)		8,633	60
Cumulative effect of change in accounting for noncontrolling interests			925		(2,777)	(1,852)
At April 30, 2011	51,909	222,339	105,872	(18,804)	2,824	364,140

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY Continued

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
Comprehensive income
Net income			87,966		942
Unrealized loss on marketable securities arising during the period (net of tax of $0.0 million)				(7)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.2 million)				(324)
Translation adjustment				35	(167)
Change in fair value of cash flow hedge				28
Net pension amortization and net actuarial loss (net of tax of $7.5 million)				(12,209)
Total comprehensive income						76,264
Stock issued for stock and employee benefit plans, net of cancellations	835	4,011	(509)			4,337
Purchases of common stock	(500)	(958)	(3,721)			(5,179)
Stock option and restricted stock expense		5,717	1			5,718
Tax benefit from exercise of options		223				223
Change in noncontrolling interest upon deconsolidation of VIE and other changes in noncontrolling interests					2,312	2,312
At April 28, 2012	$52,244	$231,332	$189,609	$(31,281)	$5,911	$447,815

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries’ (individually and collectively, “we,” “our” or the “Company”) consolidated financial statements. Our fiscal year ends on the last Saturday of April.  Our 2012 and 2010 fiscal years included 52 weeks, while fiscal year 2011 included 53 weeks. The additional week in fiscal 2011 was included in our fourth fiscal quarter.

Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. All inter-company transactions have been eliminated, including any related profit on inter-company sales. Additionally, our consolidated financial statements include the accounts of certain entities in which we held a controlling interest based on exposure to economic risks and potential rewards (variable interests) for the periods in which we were the primary beneficiary. As of April 28, 2012, we no longer have any arrangements where we are the primary beneficiary.

During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. This entity was an independent La-Z-Boy Furniture Galleries® dealer operating nine stores. Sales and operating income, net of eliminations, for this VIE were $8.8 million and $1.0 million, respectively, for fiscal 2012. Upon deconsolidation of this VIE, we removed from our consolidated financial statements net liabilities of $2.7 million and increased noncontrolling interest by $1.6 million, resulting in a $1.1 million non-cash operating gain in our consolidated statement of income.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts or disclosures of assets, liabilities (including contingent assets and liabilities) sales and expenses at the date of the financial statements. Actual results could differ from those estimates.

New Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the presentation of comprehensive income which eliminates the current option to report other comprehensive income and its components in the consolidated statement of changes in equity and requires the presentation of net income and comprehensive income in one continuous statement, or in two consecutive statements. This guidance will be effective for our fiscal year 2013 and will change the way we present comprehensive income in our financial statements.

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Restricted Cash

We have cash on deposit with a bank as collateral for certain letters of credit.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 72% and 71% of our inventories at April 28, 2012, and April 30, 2011, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis. The FIFO method of accounting is mainly used for our Retail segment’s inventory and the smaller operating companies within our Upholstery segment.

Property, Plant and Equipment

Items capitalized, including significant betterments to existing facilities, are recorded at cost. Capitalized computer software costs include internal and external costs incurred during the software's development stage.  Internal costs relate primarily to employee activities related to coding and testing the software under development. Computer software costs are depreciated over three to ten years. All maintenance and repair costs are expensed when incurred. Depreciation is computed principally using straight-line methods over the estimated useful lives of the assets.

Disposal and Impairment of Long-Lived Assets

Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of selling, general and administrative expenses. We review the carrying value of our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Trade Names

We test indefinite lived intangibles for impairment on an annual basis as of the end of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired.  In the fourth quarter of fiscal 2012, we performed our annual testing on our trade names and recorded an impairment charge of $0.1 million.

Investments

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

In May 2011, the FASB issued accounting guidance on fair value measurements. This guidance requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, it provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. We have adopted this guidance during our fourth quarter of fiscal 2012. The adoption of this guidance did not have a significant impact on our presentation or disclosure of fair value measurements.

Life Insurance

Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other long-term assets on our consolidated balance sheet.  The change in cash surrender or contract value is recorded as income or expense during each period.

Revenue Recognition and Related Allowances for Credit Losses

Substantially all of our shipping agreements with third-party carriers transfer the risk of loss to our customers upon shipment. Accordingly, our shipments using third-party carriers are generally recognized as revenue upon shipment of the product. In all cases, for product shipped on our company-owned trucks, revenue is recognized upon delivery. This revenue includes amounts billed to customers for shipping. Provisions are made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We also recognize revenue for amounts received from our customers in connection with our shared advertising cost arrangement. We import certain products from foreign ports, which are shipped directly to our domestic customers.  In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

Incentives offered to customers include cash discounts and other sales incentive programs. Estimated cash discounts and other sales incentives are recorded as a reduction of revenues when the revenue is recognized.

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

We have notes receivable balances due to us from various customers. These notes receivable generally relate to past due accounts receivable which were converted to a note receivable in order to secure further collateral from the customer. The collateral from the customer is generally in the form of inventory or real estate. Additionally, we have personal guarantees from some of these customers on these notes receivable. In cases where we do not have sufficient collateral to support the carrying value of the note receivable, our policy is to recognize an allowance for credit losses for this difference.

These allowances for credit losses reflect our best estimate of probable losses inherent in the trade accounts and notes receivable balances. We determine the allowance based on known troubled accounts, historic experience and other currently available evidence.

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

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $7.7 million, $8.2 million and $7.9 million for the fiscal years ended April 28, 2012, April 30, 2011, and April 24, 2010, respectively and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period incurred. A major portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about 35% of the cost of the program (excluding company owned stores and our recently deconsolidated VIE). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A and is partially offset by the reimbursement of the dealers’ portion of the cost, which is reported as a component of sales. Gross advertising expenses were $48.0 million, $46.3 million and $44.9 million for the fiscal years ended April 28, 2012, April 30, 2011, and April 24, 2010, respectively.

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

Foreign Currency Translation

The functional currency of our Mexico subsidiaries is the U.S. dollar. Translation gains and losses associated with translating our Mexico subsidiaries’ assets and liabilities, which are non-U.S. dollar denominated, are recorded in other income/(expense) in our consolidated statement of income. The functional currency of each of our other foreign subsidiaries is their respective local currency. Assets and liabilities of those subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period. When the foreign subsidiary has substantially ended operations, the remaining translation adjustments are recognized in other income/(expense) in our consolidated statement of income.

Accounting for Stock-Based Compensation

We estimate the fair value of stock-based awards on the date of grant using option-pricing models. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income using a straight-line single-option method. We record compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards become probable. We account for deferred stock units that will ultimately be paid out in cash as liability-based awards. The liability for deferred stock units is initially measured and recognized based on the market price of our common stock on the grant date. The liability is re-measured and adjusted at the end of each reporting period until paid.

Reclassifications and Revisions

Certain prior year information has been reclassified to be comparable to the current year presentation. In addition, our consolidated balance sheet and consolidated statement of changes in equity for fiscal 2012, 2011 and 2010 have been revised to include the cumulative effect of a reclassification at April 25, 2009, of $7.5 million as of the beginning of fiscal 2010, $9.2 million as of the beginning of fiscal 2011 and $4.0 million as of the beginning of fiscal 2012 between capital in excess of par value and retained earnings related to share purchase activity and subsequent reissuances.

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits.  Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions. Our workers’ compensation reserve is an undiscounted liability. We have various excess loss coverages for auto, product liability and workers’ compensation liabilities. Our deductibles generally do not exceed $1.0 million.

Note 2: Allowance for Credit Losses

As of April 28, 2012, and April 30, 2011, we had notes receivable of $10.3 million from 12 customers (including $2.7 million outstanding from our recently deconsolidated VIE) and $9.6 million from 16 customers, respectively, with a corresponding allowance for credit losses of $1.5 million and $2.1 million, respectively. We have collateral from these customers in the form of inventory or real estate to support the net carrying value of these notes. We do not accrue interest income on these notes receivable, but we record interest income when it is received. Of the $10.3 million in notes receivable as of April 28, 2012, $1.9 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet. As of April 30, 2011, $0.8 million of the $9.6 million in notes receivable were categorized as receivables in our consolidated balance sheet. The remainder of the notes receivables were categorized as other long-term assets, as was the allowance for credit losses.

The following is an analysis of the allowance for credit losses related to our notes receivable as of April 28, 2012, and April 30, 2011:

(Amounts in thousands)	4/28/2012	4/30/2011
Beginning balance	$2,067	$1,004
Write-offs	(1,231)	(483)
Recoveries	38	36
Provision for credit losses, net	749	1,586
Currency effect	(86)	(76)
Ending balance	$1,537	$2,067

Note 3: Inventories

(Amounts in thousands)	4/28/2012	4/30/2011
Raw materials	$74,081	$70,326
Work in process	11,318	11,461
Finished goods	88,580	84,367
FIFO inventories	173,979	166,154
Excess of FIFO over LIFO	(30,192)	(27,710)
Total inventories	$143,787	$138,444

Note 4: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/28/2012	4/30/2011
Buildings and building fixtures	3-40 years	$168,451	$167,302
Machinery and equipment	3-20 years	141,476	140,921
Information systems and software	3-10 years	56,621	53,733
Land	—	15,158	15,179
Land improvements	3-30 years	10,772	10,337
Transportation equipment	3-10 years	17,595	16,593
Furniture and fixtures	3-20 years	12,335	12,031
Construction in progress		7,249	5,706
		429,657	421,802
Accumulated depreciation		(315,291)	(301,199)
Net property, plant and equipment		$114,366	$120,603

Depreciation expense for the fiscal years ended April 28, 2012, April 30, 2011, and April 24, 2010, was $21.3 million, $22.0 million and $22.6 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  We did not have any long-lived asset impairments during fiscal 2012. During fiscal 2011, the estimated undiscounted cash flows (based upon, among other things, our annual forecasting process) related to certain locations were less than the carrying value of the underlying assets. As a result, we recorded an impairment charge of $1.8 million for several locations owned by our then consolidated California VIE and $1.3 million for various company owned stores.  In addition, during fiscal 2011 we decided to vacate one of our facilities and recorded an impairment charge of $1.3 million representing the full carrying value of leasehold improvements at that location. We did not have any long-lived asset impairments during fiscal 2010.

Note 5: Investments

Included in other long-term assets in our consolidated balance sheet were available-for-sale investments of $10.2 million and trading securities of $1.0 million at April 28, 2012 and available-for-sale investments of $11.2 million and trading securities of $1.8 million at April 30, 2011. These investments fund future obligations of our non-qualified defined benefit retirement plan and our executive qualified deferred compensation plan. All unrealized gains or losses in the table below relate to available-for-sale investments and were included in accumulated other comprehensive loss within our consolidated statement of changes in equity because we did not have any unrealized gains or losses which were considered other-than-temporary during fiscal 2012 or fiscal 2011. If there were a decline in fair value of an investment below its costs and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at April 28, 2012, and April 30, 2011:

Fiscal 2012
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,806	$(83)	$7,237
Fixed income	102	(7)	2,850
Mutual funds	—	—	950
Other	—	—	163
Total securities	$2,908	$(90)	$11,200

Fiscal 2011
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$3,286	$(10)	$8,010
Fixed income	81	(9)	3,009
Mutual funds	—	—	1,837
Other	—	—	155
Total securities	$3,367	$(19)	$13,011

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Proceeds from sales	$5,622	$7,448	$6,811
Gross realized gains	573	592	285
Gross realized losses	(54)	(63)	(184)

The fair value of fixed income available-for-sale securities by contractual maturity was $1.2 million within two to five years, $1.1 million within six to ten years and $0.6 million thereafter.

Note 6: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/28/2012	4/30/2011
Payroll and other compensation	$36,638	$29,447
Accrued product warranty, current portion	8,230	7,977
Customer deposits	12,204	11,203
Other current liabilities	34,228	28,820
Accrued expenses and other current liabilities	$91,300	$77,447

Note 7: Debt

(Amounts in thousands)	4/28/2012	4/30/2011
Revolving credit facility	$—	$20,000
Industrial revenue bonds	7,131	11,482
Other debt	1,984	3,104
Capital leases	645	471
Total debt	9,760	35,057
Less: current portion	(1,829)	(5,120)
Long-term debt	$7,931	$29,937

On October 19, 2011, we entered into an amended credit agreement with a syndicate of lenders, which reduced our revolving credit facility capacity from $175 million to $150 million and extended its maturity date to October 19, 2016. We may elect interest rates based on LIBOR or the base rate. The base rate is the higher of the federal funds rate plus 0.5% or the prime rate. Interest on our loans is set at the applicable rate plus a margin ranging from 1.50% to 2.00% for LIBOR loans and up to 0.50% for base rate loans, in each case based on average excess availability. The amended credit agreement reduces the commitment fee that we pay on the unused portion of the revolving credit commitment from 0.375% to 0.25% per annum.

The amended credit agreement is secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates in accordance with a borrowing base calculation based on eligible accounts receivable and inventory. The agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment. At April 28, 2012, we were not subject to the fixed charge coverage ratio requirement, but would have complied with the requirement had we been subject to it. At April 28, 2012, we had no borrowings outstanding under the agreement, and had excess availability of $124.2 million.

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

Industrial revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds. Interest for these bonds is at a variable rate and at April 28, 2012, was approximately 0.4%. Maturities range from June 2012 to June 2023.

Other debt includes foreign and domestic debt of $2.0 million. Maturities range from fiscal 2013 to fiscal 2015 with interest rates ranging from 4.9% to 6.4%.

Fair value of our debt approximates the carrying value.

Capital leases consist primarily of long-term commitments for the purchase of IT equipment and have maturities ranging from fiscal 2013 to fiscal 2015. Interest rates range from 7.6% to 9.1%.

Maturities of long-term debt, subsequent to April 28, 2012, are $1.8 million in fiscal 2013, $0.5 million in fiscal 2014, $7.4 million in fiscal 2015, less than $0.1 million in fiscal 2016, less than $0.1 million in fiscal 2017 and less than $0.1 million thereafter.

Cash paid for interest during fiscal years 2012, 2011 and 2010 was $1.6 million, $1.9 million and $2.6 million, respectively.

Note 8: Operating Leases

We have operating leases for one manufacturing facility, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation, information technology and other equipment. The operating leases expire at various dates through fiscal 2027. We have certain retail facilities which we sublease to outside parties.

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2013	$42,970	$3,821
2014	40,111	3,458
2015	39,086	3,475
2016	35,680	3,575
2017	33,337	3,465
2018 and beyond	127,272	16,586
Total	$318,456	$34,380

Rental expense and rental income for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Rental expense	$49,060	$50,318	$53,279
Rental income	4,509	3,369	492

Note 9: Retirement and Welfare

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. This portion of the plan was suspended during the third quarter of fiscal 2009 and re-instated during the third quarter of fiscal 2010.

We also maintain an Executive Qualified Deferred Compensation plan for eligible highly compensated employees.  An element of this plan allows contributions for eligible highly compensated employees.  As of April 28, 2012, and April 30, 2011, we had $8.3 million and $8.4 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts and mutual funds at April 28, 2012, and at April 30, 2011, with combined cash surrender and market values of $8.3 million and $8.4 million, respectively, included in other long-term assets related to this plan.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $16.3 million and $15.0 million at April 28, 2012, and April 30, 2011, respectively, which represented the unfunded projected benefit obligation of this plan. During fiscal 2012, the interest cost recognized for this plan was $0.8 million, the actuarial loss recognized in accumulated other comprehensive loss was $1.6 million and the benefit payments during the year were $1.1 million.  Benefit payments are expected to be approximately $1.1 million annually for the next ten years. The discount rate used to determine the obligations under this plan was 4.3% for fiscal 2012. During fiscal 2011, the interest cost recognized for this plan was $0.8 million, the actuarial loss recognized in accumulated other comprehensive loss was $0.6 million and the benefit payments during the year were $1.1 million.  The discount rate used to determine the obligations under this plan was 5.3% for fiscal 2011. This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (see Notes 5 and 18).  We are not required to make any contributions to the non-qualified defined benefit plan in fiscal year 2013; however, we have the discretion to make contributions.

We also maintain a defined benefit pension plan for eligible factory hourly employees at some operating units.  Active participants at some operating units continue to earn service cost.  The measurement dates for the pension plan assets and benefit obligations were April 28, 2012, April 30, 2011, and April 24, 2010, in the years presented.

The changes in plan assets and benefit obligations were recognized in accumulated other comprehensive loss as follows (pre-tax) (for the fiscal years ended):

(Amounts in thousands)	4/28/2012	4/30/2011
Beginning of year net actuarial loss	$27,118	$28,320
Net current year actuarial loss	19,787	571
Amortization of actuarial loss	(1,635)	(1,773)
End of year net actuarial loss	$45,270	$27,118

In fiscal 2013, we expect to amortize $3.0 million of unrecognized actuarial losses as a component of pension expense.

The combined net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Service cost	$1,110	$1,187	$1,043
Interest cost	5,565	5,531	5,600
Expected return on plan assets	(6,820)	(6,027)	(4,825)
Net amortization and deferral	1,635	1,773	2,109
Net periodic pension cost (hourly plan)	1,490	2,464	3,927
401(k)*	2,476	2,578	831
Other*	107	342	340
Total retirement costs (excluding unfunded salaried plan)	$4,073	$5,384	$5,098

*Not determined by an actuary

The funded status of the defined benefit pension plan for eligible factory hourly employees was as follows:

(Amounts in thousands)	4/28/2012	4/30/2011
Change in benefit obligation
Benefit obligation at beginning of year	$101,602	$95,967
Service cost	1,110	1,187
Interest cost	5,565	5,531
Actuarial loss	15,314	3,935
Benefits paid	(5,244)	(5,018)
Benefit obligation at end of year	118,347	101,602

Change in plan assets
Fair value of plan assets at beginning of year	86,100	77,232
Actual return on plan assets	2,659	9,742
Employer contributions	5,798	4,495
Other expenses	(311)	(351)
Benefits paid	(5,244)	(5,018)
Fair value of plan assets at end of year	$89,002	$86,100

Funded status	$(29,345)	$(15,502)

Amounts included in the consolidated balance sheet related to the defined benefit pension plan for eligible factory hourly employees consist of:

(Amounts in thousands)	4/28/2012	4/30/2011
Other long-term liabilities	$(29,345)	$(15,202)

The actuarial assumptions for the defined benefit pension plan for eligible factory hourly employees were as follows (for the fiscal years ended):

	4/28/2012	4/30/2011	4/24/2010
Discount rate used to determine benefit obligations	4.6%	5.6%	5.9%
Discount rate used to determine net benefit cost	5.6%	5.9%	7.2%
Long-term rate of return	7.8%	8.0%	8.0%

The discount rate is calculated by matching a pool of high quality bond payments to the plan’s expected future benefit payments as determined by our actuary. The long-term rate of return was determined based on the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans. This is based on our goal of earning the highest rate of return while maintaining acceptable levels of risk. We strive to have assets within the plan that are diversified so that unexpected or adverse results from one asset class will not have a significant negative impact on the entire portfolio. This basis is consistent with prior years.

The strategic asset allocation targets are 65% equities and 35% fixed income within a range of 5% of the target. The weighted average asset allocations at year end for the defined benefit pension plan for eligible factory hourly employees were as follows:

	4/28/2012	4/30/2011
Equity securities	67%	65%
Fixed income	31%	32%
Cash and equivalents	2%	3%
Total	100%	100%

The long-term stated investment objective of our defined benefit pension plan for eligible factory hourly employees includes the following objectives:

•	maximize the investment return with the least amount of risk through a combination of capital appreciation and income;
•	diversify the portfolio among various asset classes with the goal of reducing volatility of return and reducing principal risk; and
•	maintain liquidity sufficient to meet our defined benefit pension plan obligations.

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

The following table presents the fair value of the assets in our defined benefit pension plan for eligible factory hourly employees at April 28, 2012, and April 30, 2011.

Fiscal 2012
(Amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3
Cash and equivalents	$1,736	$—	$—
Equity funds	44,725	15,071	—
Debt funds	—	27,470	—
Total	$46,461	$42,541	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2012.

Fiscal 2011
(Amounts in thousands)	Level 1 (b)	Level 2 (b)	Level 3
Cash and equivalents	$2,913	$—	$—
Equity funds	41,984	13,695	—
Debt funds	—	27,508	—
Total	$44,897	$41,203	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2011. Fiscal 2011 amounts have been revised to reflect the reclassification of $14.8 million of debt funds from Level 1 to Level 2 and the reclassification of $2.8 million of cash and other investments from Level 2 to Level 1.

Level 1 retirement plan assets include U.S. currency held by a designated trustee, cash and equivalents of commingled funds generally valued using observable market data, and equity funds of common and preferred securities issued by U.S. and non-U.S. corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Equity funds categorized as Level 2 include common trust funds which are composed of shares or units in open ended funds with active issuances and redemptions. The value of these funds is determined based on the net asset value of the funds, the underlying assets of which are publicly traded on exchanges. Price quotes for the assets held by these funds are readily available. Debt funds categorized as Level 2 consist of corporate fixed income securities issued by U.S. and non-U.S. corporations and fixed income securities issued directly by the U.S. Treasury or by government-sponsored enterprises which are valued using a bid evaluation process with bid data provided by independent pricing sources using observable market data.

Our funding policy is to contribute to our defined benefit pension plan amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we determine to be appropriate. During fiscal 2012 we contributed $5.8 million to our defined benefit pension plan. We expect to contribute approximately $4.8 million to our defined benefit pension plan during fiscal 2013.

The expected benefit payments by our defined benefit pension plan for eligible factory hourly employees for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2013	$5,126
2014	5,202
2015	5,310
2016	5,433
2017	5,622
2018 to 2023	31,184
$57,877

Note 10: Product Warranties

We accrue an estimated liability for product warranties at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products. Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer. Over 90% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, up to five years for padding and up to a lifetime on certain mechanisms and frames. Considerable judgment is used in making our estimates. Differences between actual and estimated costs are recorded when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/28/2012	4/30/2011
Balance as of the beginning of the year	$13,854	$14,773
Accruals during the year	15,074	13,971
Accrual adjustments	—	(1,031)
Settlements during the year	(14,601)	(13,859)
Balance as of the end of the year	$14,327	$13,854

During fiscal 2011, we reduced the levels of our estimated accruals for warranty by $1.0 million. This reduction was the result of the redesign of a mechanism that had historically experienced high claims activity.

As of April 28, 2012, and April 30, 2011, $8.2 million and $8.0 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

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

Note 12: Stock-Based Compensation

In fiscal 2011, our shareholders approved the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan. This plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, dividend equivalent rights, and short-term cash incentive awards. Under this plan, the aggregate number of common shares that may be issued through awards of any form is 4.6 million shares. No grants may be issued under our previous plans.

Stock Options. The La-Z-Boy Incorporated 2010 Omnibus Incentive Plan authorizes grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Options granted to retirement eligible employees are expensed immediately because they vest upon retirement. Granted options generally become exercisable at 25% per year, beginning one year from the date of grant for a term of four years. Granted options outstanding under the former long-term equity award plan and employee incentive stock option plan remain in effect and have a term of five or ten years.

Stock option expense recognized in selling, general and administrative expense for the years ended April 28, 2012, and April 30, 2011, was $1.9 million and $1.7 million, respectively. We received $4.9 million and $0.3 million in cash during fiscal 2012 and fiscal 2011, respectively, for exercises of stock options.

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 25, 2009	2,431	$15.48	2.5
Granted	1,360	4.37
Exercised	(79)	13.01		$105
Expired	(603)	17.21
Canceled	(61)	8.43
Outstanding at April 24, 2010	3,048	10.41	2.8
Granted	164	7.75
Exercised	(58)	4.63		$371
Expired	(522)	14.88
Canceled	(56)	6.70
Outstanding at April 30, 2011	2,576	9.54	2.6
Granted	329	9.35
Exercised	(734)	7.70		$4,573
Expired	(415)	13.54
Canceled	(1)	11.45
Outstanding at April 28, 2012	1,755	$9.33	3.7	$12,744
Exercisable at April 24, 2010	1,363	$15.87	1.7
Exercisable at April 30, 2011	1,445	$12.85	1.9
Exercisable at April 28, 2012	735	$13.65	2.1	$3,437

As of April 28, 2012, there was $1.5 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 1.5 years. During the year ended April 28, 2012, 0.6 million shares vested.

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option-pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. The turnover rate was estimated at the date of grant based on historical experience. The fair value of stock options granted during fiscal 2012, fiscal 2011, and fiscal 2010 were calculated using the following assumptions:

	4/28/2012	4/30/2011	4/24/2010
Risk-free interest rate	1.5%	0.75%	1.5%
Dividend rate	0%	0%	0%
Expected life in years	5.5	3.0	4.0
Stock price volatility	88.8%	86.6%	80.7%
Turnover rate	4.0%	3.0%	3.0%
Fair value per share	$6.68	$4.27	$2.59

Restricted Shares. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the Board of Directors is authorized to award restricted common shares to certain employees. The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account until the vesting period ends. In the event of an employee’s termination during the escrow period, the shares are returned at no cost to the company. Compensation expense for restricted stock is equal to the market value of our common shares on the date the award is approved and is recognized over the service period. Expense relating to the restricted shares recorded in selling, general and administrative expense was $1.6 million and $1.4 million during fiscal 2012 and fiscal 2011, respectively. The unrecognized compensation cost at April 28, 2012, was $2.2 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.5 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 28, 2012:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 30, 2011	1,040	$6.41
Granted	178	9.35
Vested	(204)	8.14
Canceled	(41)	6.46
Non-vested at April 28, 2012	973	$6.58

Performance Awards. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan and the previous long-term equity award plan, the Compensation Committee of the Board of Directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The shares are offered at no cost to the employees. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited. The grant date fair value of performance-based awards is expensed over the service period. For awards that vest based on performance conditions, the fair value of the award is the share price on the date of grant, and compensation cost is expensed based on the probability that the performance goals will be obtained. For awards that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model, and compensation cost is expensed over the vesting period, regardless of the ultimate vesting of the award, similar to the expensing of a stock option award.

We granted 0.7 million performance awards during fiscal 2012 and 0.4 million performance awards during fiscal 2011. The fiscal 2012 awards have both performance and market-based vesting provisions and the fiscal 2011 awards have only a performance condition. Based upon the terms of these awards, they can vest at 200% depending on the performance and market-based levels achieved. Our current estimate is that no additional performance awards will vest in excess of those initially granted. As such, during fiscal 2012, we recorded $1.4 million ($0.8 million of which related to marked based amortization) for the fiscal 2012 grant with a service period ending April 26, 2014 and $0.2 million for the fiscal 2011 grant with a service period ending April 27, 2013 in fiscal 2012 due to the probability that certain goals would be obtained. There was no expense recognized for performance shares during fiscal 2011.

Restricted Stock Units. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the Board of Directors is authorized to award restricted stock units to our non-employee directors. These units are offered at no cost to the directors and the awards vest upon the director leaving the board. These awards will be paid in shares of our common stock upon exercise and, consequently, we account for them as equity based awards. Compensation expense for these awards is measured and recognized based on the market price of our common shares at the date the grant was approved. During fiscal 2012 and fiscal 2011 we granted 0.1 million restricted stock units each year to our non-employee directors. Expense relating to the restricted stock units recorded in selling, general and administrative expense was $0.6 million in fiscal 2012 and $0.7 million during fiscal 2011.

Previously Granted Deferred Stock Units. Awards under our deferred stock unit plan for non-employee directors are accounted for as liability-based awards because upon exercise these awards will be paid in cash. Compensation expense is initially measured and recognized based on the market price of our common stock on the grant date. The liability is re-measured and adjusted at the end of each reporting period until paid. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 28, 2012, we had 0.1 million deferred stock units outstanding. Expense/ (benefit) relating to the deferred stock units recorded in selling, general and administrative expense was $0.4 million and $(0.5) million during fiscal 2012 and fiscal 2011, respectively. We settled shares in the amount of $0.1 million during the year. The liability related to these awards was $1.9 million and $1.6 million at April 28, 2012, and April 30, 2011, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

Note 13: Total Comprehensive Income

The components of total comprehensive income are as follows:

(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Net income	$88,908	$17,373	$31,359
Other comprehensive income:
Currency translation adjustment	(132)	55	214
Change in fair value of cash flow hedge	28	548	146
Net unrealized gains (losses) on marketable securities arising during the period, net of tax	(331)	590	2,588
Net pension amortization and net actuarial loss, net of tax	(12,209)	640	340
Total other comprehensive income	(12,644)	1,833	3,288
Total comprehensive income before allocation to noncontrolling interest	76,264	19,206	34,647
Comprehensive (income) loss attributable to noncontrolling interest	(775)	6,321	938
Comprehensive income attributable to La-Z-Boy Incorporated	$75,489	$25,527	$35,585

The components of accumulated other comprehensive loss are as follows:

(Amounts in thousands)	4/28/2012	4/30/2011
Translation adjustment	$4,029	$3,994
Cash flow hedges	—	(28)
Unrealized gains on marketable securities, including tax effects	3,017	3,348
Net actuarial loss, net of tax	(38,327)	(26,118)
Total accumulated other comprehensive loss	$(31,281)	$(18,804)

Note 14: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. The Upholstery segment consists of three operating units, La-Z-Boy, England and Bauhaus. This segment manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries ® stores, operators of Comfort Studios, major dealers and other independent retailers.

Casegoods Segment. The Casegoods segment consists of two operating units, one consisting of American Drew, Lea and Hammary, and the second being Kincaid. This segment sells imported or manufactured wood furniture to furniture retailers. Casegoods product includes bedroom, dining room, entertainment centers, accent pieces and some coordinated upholstered furniture. The Casegoods segment sells to major dealers and other independent retailers.

Retail Segment. The Retail segment consists of 85 company-owned La-Z-Boy Furniture Galleries® stores in nine primary markets. The Retail segment sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

We have no customer that individually represents more than 3% of our consolidated or Upholstery segment’s sales or more than 6% of our Casegoods segment’s sales in fiscal 2012.

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

(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Sales
Upholstery Segment	$975,103	$916,867	$904,871
Casegoods Segment	139,639	152,534	146,706
Retail Segment	215,490	176,987	153,620
VIEs, net of intercompany sales eliminations	8,840	29,105	53,173
Corporate and Other	2,356	1,909	4,583
Eliminations	(109,752)	(90,259)	(83,741)
Consolidated Sales	$1,231,676	$1,187,143	$1,179,212

Operating Income (Loss)
Upholstery Segment	$81,753	$72,743	$95,732
Casegoods Segment	5,540	6,698	(243)
Retail Segment	(7,819)	(15,078)	(19,825)
VIEs	959	(4,949)	(751)
Corporate and Other	(30,802)	(29,034)	(34,485)
Write-down of long-lived assets	—	(4,471)	—
Consolidated Operating Income	$49,631	$25,909	$40,428

Depreciation and Amortization
Upholstery Segment	$12,696	$13,260	$13,817
Casegoods Segment	1,575	1,655	1,770
Retail Segment	2,832	3,174	3,308
VIEs	149	942	2,078
Corporate and Other	6,234	5,271	4,273
Consolidated Depreciation and Amortization	$23,486	$24,302	$25,246

Capital Expenditures
Upholstery Segment	$7,406	$5,510	$7,088
Casegoods Segment	897	689	1,468
Retail Segment	1,848	141	106
VIEs	543	395	692
Corporate and Other	4,969	3,805	1,632
Consolidated Capital Expenditures	$15,663	$10,540	$10,986

Assets
Upholstery Segment	$303,537	$305,363	$344,776
Casegoods Segment	73,888	76,724	73,393
Retail Segment	49,818	46,773	50,984
VIEs	—	5,022	26,961
Unallocated Assets	258,496	159,573	111,669
Consolidated Assets	$685,739	$593,455	$607,783

Long-Lived Assets by Geographic Location
Domestic	$114,979	$119,445	$135,066
International	8,345	10,418	15,529
Consolidated Long-Lived Assets	$123,324	$129,863	$150,595

Sales by Country
United States	87%	87%	88%
Canada	8%	9%	9%
Other	5%	4%	3%
Total	100%	100%	100%

Note 15: Income Taxes

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.

During fiscal 2012 we concluded that certain valuation allowances totaling $46.2 million associated with certain U.S. federal, state and Canadian deferred tax assets should be reversed because we believed that it had become more likely than not that the value of those deferred tax assets would be realized. The reduction in the valuation allowance was the result of the following factors at the point we reduced the allowance, including primarily (i) our cumulative pretax income position, (ii) our most recent operating results which had exceeded both our operating plan and prior year results, and (iii) our then-current forecasts, all of which caused us to temper our concerns at that time regarding the economic environment.

In connection with our analysis of the total amounts of the valuation allowance to be reversed, we conducted an updated analysis of our deferred tax asset position as of April 30, 2011. As a result of this analysis, we determined that our total gross U.S. deferred tax assets at April 30, 2011, should be reduced by $8.7 million, with a corresponding decrease to the related valuation allowance. The adjustments to reduce our gross deferred tax balances were primarily related to unrealized gains on our investments, employee benefit plan arrangements and state income taxes. A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction	4/30/2011		4/28/2012
	Valuation		Valuation
(Amounts in thousands)	Allowance	Change	Allowance
U.S. federal	$41,881	$(39,767)	$2,114
U.S. state	12,597	(3,754)	8,843
Foreign	2,544	(2,521)	23
Total	$57,022	$(46,042)	$10,980

The remaining valuation allowance of $11.0 million primarily related to certain U.S. federal and state deferred tax assets. The U.S. federal deferred tax assets represent capital losses that we believe are more likely than not to expire before being utilized. The state deferred taxes are primarily related to state net operating losses.

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
U.S. federal capital loss	$2,114	Fiscal 2013
Various U.S. state net operating losses	9,093	Fiscal 2013 - 2032
Foreign net operating losses	914	Fiscal 2029
Foreign capital losses	23	Indefinite

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/28/2012	4/30/2011
Assets
Deferred and other compensation	$15,728	$15,172
Allowance for doubtful accounts	9,983	10,137
State income tax – net operating losses, credits and other	9,093	10,444
Pension	11,731	4,803
Warranty	5,684	5,211
Rent	3,821	3,595
Workers’ compensation	3,644	3,295
Foreign net operating loss	914	2,462
Capital loss carryover	3,202	1,943
Other	5,276	7,801
Valuation allowance	(10,980)	(57,022)
Total deferred tax assets	58,096	7,841
Liabilities
Property, plant and equipment	(5,366)	(1,705)
Other	—	(3,253)
Total deferred tax liabilities	(5,366)	(4,958)
Net deferred tax assets	$52,730	$2,883

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of pre-tax income)	4/28/2012	4/30/2011	4/24/2010
Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	5.0	4.1	1.9
U.S. manufacturing benefit	(2.3)	(1.9)	(1.7)
Change in valuation allowance	(69.1)	13.5	(5.3)
Change in value of life insurance contracts	—	(0.6)	(1.5)
Tax benefit associated with VIE acquisition	—	(17.6)	—
Miscellaneous items	(1.6)	0.6	(1.2)
Effective tax rate	(33.0)%	33.1%	27.2%

For our Asian operating units, we continue to permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $6.3 million of the earnings. The potential deferred tax attributable to these earnings is not currently estimable.

Income tax expense applicable to continuing operations consists of the following components (for the fiscal years ended):

(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Federal – current	$14,392	$5,935	$11,059
– deferred	(38,396)	—	—
State – current	3,663	930	920
– deferred	(1,843)	700	(2,253)
Foreign – current	2,040	1,848	2,451
– deferred	(1,907)	(820)	(440)
Total income tax expense	$(22,051)	$8,593	$11,737

Income before income taxes consists of the following (for the fiscal years ended):

(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
United States	$60,538	$21,331	$36,233
Foreign	6,319	4,635	6,863
Total	$66,857	$25,966	$43,096

As of April 28, 2012, we had a gross unrecognized tax benefit of $3.9 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Balance at the beginning of the period	$4,492	$4,805	$6,019
Additions:
Positions taken during the current year	147	100	211
Positions taken during the prior year	—	229	81
Reductions:
Positions taken during the current year	—	—	—
Positions taken during the prior year	(202)	(359)	(899)
Decreases related to settlements with taxing authorities	(166)	(202)	(54)
Reductions resulting from the lapse of the statute of limitations	(362)	(81)	(553)
Balance at the end of the period	$3,909	$4,492	$4,805

We recognize interest and penalties associated with uncertain tax positions in income tax expense. Accrued interest and penalties decreased by $0.1 million during fiscal 2012. We had approximately $0.6 million accrued for interest and penalties as of April 28, 2012, and $0.7 million accrued for interest and penalties as of April 30, 2011.

If recognized, $2.2 million of the total $3.9 million of unrecognized tax benefits would decrease our effective tax rate. It is reasonably possible that $0.3 million of this liability will be settled within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled or statutes of limitation expire.

Our U.S. federal income tax returns for fiscal years 2006 and subsequent are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2008 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 28, 2012, April 30, 2011, and April 24, 2010, were $15.2 million, $9.1 million and $(0.2) million, respectively.

Note 16: Variable Interest Entities

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

The table below shows the amount of assets and liabilities from our one VIE included in our consolidated balance sheet as of April 30, 2011:

(Amounts in thousands)	4/30/2011
Cash and equivalents	$1,642
Receivables, net	20
Inventories, net	2,719
Other current assets	79
Property, plant and equipment, net	374
Other long-term assets, net	188
Total assets	$5,022

Accounts payable	$278
Accrued expenses and other current liabilities	2,198
Other long-term liabilities	339
Total liabilities	$2,815

We have significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we are not the primary beneficiary. Our total exposure related to these dealers at April 28, 2012, and April 30, 2011, was $2.3 million and $5.0 million, respectively, consisting primarily of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate. We have not provided additional financial or other support to these dealers during fiscal 2012 and have no obligations or commitments to provide further support.

Note 17: Earnings per Share

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share were as follows:

	Year Ended
(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$87,966	$24,047	$32,701
Income allocated to participating securities	(1,650)	(472)	(619)
Net income available to common shareholders	$86,316	$23,575	$32,082

	Year Ended
(Amounts in thousands)	4/28/2012	4/30/2011	4/24/2010
Denominator:
Basic weighted average common shares outstanding	51,944	51,849	51,533
Add:
Stock option dilution	534	430	199
Diluted weighted average common shares outstanding	52,478	52,279	51,732

We had outstanding options to purchase 0.4 million, 1.2 million and 1.7 million shares for the years ended April 28, 2012, April 30, 2011, and April 24, 2010, respectively, with a weighted average exercise price of $19.97, $15.21, and $15.08, respectively. We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.

Note 18: Fair Value Measurements

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

Accounting standards require the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. Transfers between levels are recognized at the end of the reporting period in which they occur.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized. During fiscal 2012 we recorded trade names at fair value. We recorded various long-lived assets during fiscal 2011 at fair value, as well as one asset currently held for sale. See Note 4 for additional information regarding the impairments recorded on our long-lived assets.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of April 28, 2012, and April 30, 2011:

Fiscal 2012	Fair Value Measurements
(Amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3
Assets
Available-for-sale securities	$2,886	$7,364	$—
Trading securities	—	950	—
Total	$2,886	$8,314	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2012.

Fiscal 2011	Fair Value Measurements
(Amounts in thousands)	Level 1 (b)	Level 2 (b)	Level 3
Assets
Available-for-sale securities	$3,174	$8,000	$—
Trading securities	—	1,837	—

Liabilities
Interest rate swap	—	(28)	—
Total	$3,174	$9,809	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2011. Fiscal 2011 amounts have been revised to reflect the reclassification of $5.5 million of debt funds from Level 1 to Level 2.

We hold available-for-sale marketable securities to fund future obligations of our non-qualified defined benefit retirement plan and trading securities to fund future obligations of our executive qualified compensation plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

In order to fix a portion of our floating rate debt, we entered into a three year interest rate swap agreement which expired during the first quarter of fiscal 2012.

Note 19: Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition. We received $18.0 million during fiscal 2012, $1.1 million during fiscal 2011, and $4.4 million during fiscal 2010 in CDSOA distributions related to the antidumping order on wooden bedroom furniture from China. Certain domestic producers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the U.S. Court of International Trade challenging the CDSOA’s “support requirement” and seeking a share of the distributions. As a result, Customs withheld a portion of those distributions pending resolution of the Non-Supporting Producers’ actions. Between October 2011 and February 2012, the Court of International Trade entered judgments against the Non-Supporting Producers and dismissed their actions. On January 1, 2012, Customs announced that it would distribute the withheld distributions. The Non-Supporting Producers then filed motions in the Court of International Trade and, later, in the U.S. Court of Appeals for the Federal Circuit to enjoin such distributions pending their appeal of the Court of International Trade’s judgments. On March 5, 2012, the Federal Circuit denied the Non-Supporting Producers’ motions for injunction “without prejudicing the ultimate disposition of these cases.” If the Federal Circuit were to reverse the judgments of the Court of International Trade and determine that the Non-Supporting Producers are entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of the distributions. Based on what we know today, we do not expect this will occur. Included in the $18.0 million received in fiscal 2012 are $16.3 million of previously withheld distributions received in the fourth quarter of fiscal 2012.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting during our fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees.  A current copy of the code is posted at our website "http://www.la-z-boy.com".

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2012 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2012 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2012 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2012 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2012 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:

(1)	Financial Statements:
Management’s Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 28, 2012, April 30, 2011 and April 24, 2010
Consolidated Balance Sheet at April 28, 2012, and April 30, 2011
Consolidated Statement of Cash Flows for the fiscal years ended April 28, 2012, April 30, 2011, and April 24, 2010
Consolidated Statement of Changes in Shareholders’ Equity for the fiscal years ended April 28, 2012, April 30, 2011, and April 24, 2010
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 28, 2012

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

(3)	Exhibits:
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	Amendment to Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-K/A filed September 27, 1999)
(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)
(3.4)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of May 3, 2011) (Incorporated by reference to an exhibit to Form 8-K filed May 6, 2011)
(4.1)	Amended and Restated Credit Agreement dated as of October 19, 2011, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed October 21, 2011)
(9)	Not applicable
(10.1)*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)
(10.2)*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)
(10.3)*	La-Z-Boy Incorporated 1997 Incentive Stock Option Plan (Incorporated by reference to an exhibit to definitive proxy statement dated June 27, 1997)
(10.4)*	Form of Change in Control Agreement in effect for: Kurt L. Darrow. Similar agreements are in effect for Steven M. Kincaid, Louis M. Riccio, Jr., Otis Sawyer and Mark S. Bacon, Sr., except the provisions related to the periods for protection and benefits are twenty-four months (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.5)*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8-K, filed January 22, 2009)
(10.6)*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 24, 2009)
(10.7)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as amended through June 13, 2008 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2008)
(10.8)*	First 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)
(10.9)*	Second 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 15, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)
(10.10)*	Sample award agreement under the 2004 Long-Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.11)*	Executive Incentive Compensation Plan - Description as of June 16, 2006 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)

(10.12)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 18, 2010)
(10.13)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)
(10.14)*	First 2010 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2010 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.15)*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(11)	Statement regarding computation of per share earnings (See Note 17 to the Consolidated Financial Statements included in Item 8)
(12)	Not applicable
(13)	Not applicable
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(95)	Not applicable.
(99)	Not applicable
(100)	Not applicable
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 19, 2012 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 19, 2012

LA-Z-BOY INCORPORATED

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 28, 2012	$23,937	$3,533	$—		$(4,765	)(b)	$22,705
April 30, 2011	20,196	5,687	—		(1,946	)(b)	23,937
April 24, 2010	28,385	4,090	(2,597	)(a)	(9,682	)(b)	20,196

Allowance for doubtful accounts, deducted from notes receivable:
April 28, 2012	$2,067	$663	$—		$(1,193	)(b)	$1,537
April 30, 2011	1,004	1,510	—		(447	)(b)	2,067
April 24, 2010	4,309	2,445	2,597	(a)	(8,347	)(b)	1,004

Allowance for deferred tax assets:
April 28, 2012	$57,022	$160	$—		$(46,202	)(e)	$10,980
April 30, 2011	62,720	4,582	(8,726	)(d)	(1,554	)(c)	57,022
April 24, 2010	64,742	5,830	—		(7,852	)(c)	62,720

(a) Represents transfer of reserve from accounts receivable to notes receivable.

(b) Deductions represented uncollectible accounts written off less recoveries of accounts receivable written off in prior years.

(c) Represents utilization of loss carryovers.

(d) Represents impact of adjusting gross deferred tax assets.

(e) Valuation allowance reversals.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 19, 2012		LA-Z-BOY INCORPORATED

	BY	/s/ Kurt L. Darrow
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 19, 2012, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/K.L. Darrow	/s/J.H. Foss
K.L. Darrow	J.H. Foss
Chairman, President and Chief Executive Officer, Director	Director

/s/R.M. Gabrys	/s/D.K. Hehl
R.M. Gabrys	D.K. Hehl
Director	Director

/s/H.G. Levy	/s/E.J. Holman
H.G. Levy	E.J. Holman
Director	Director

/s/W.A. McCollough	/s/N.R. Qubein
W.A. McCollough	N.R. Qubein
Director	Director

/s/J.E. Kerr	/s/J.L. Gurwitch
J.E. Kerr	J.L. Gurwitch
Director	Director

/s/M.L. Mueller	/s/L.M. Riccio, Jr.
M.L. Mueller	L.M. Riccio, Jr.
Vice President, Corporate Controller and Chief Accounting Officer	Senior Vice President, Chief Financial Officer

