Form 10-Q
period 2012-07-28
LA-Z-BOY INC
filed 2012-08-21
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JULY 28, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2012
Common Shares, $1.00 par value	52,283,533

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/28/12	7/30/11
Sales	$301,501	$280,094
Cost of sales	211,889	199,166
Gross profit	89,612	80,928
Selling, general and administrative expense	81,986	77,455
Operating income	7,626	3,473
Interest expense	173	424
Interest income	121	183
Income from Continued Dumping and Subsidy Offset Act	—	322
Other income (expense), net	(121)	373
Income before income taxes	7,453	3,927
Income tax expense (benefit)	2,758	(41,929)
Net income	4,695	45,856
Net income attributable to noncontrolling interests	(297)	(320)
Net income attributable to La-Z-Boy Incorporated	$4,398	$45,536

Basic weighted average shares outstanding	52,193	51,942
Basic net income attributable to La-Z-Boy Incorporated per share	$0.08	$0.86

Diluted weighted average shares outstanding	53,040	52,443
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.08	$0.85

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	First Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Net Income	$4,695	$45,856
Other comprehensive income
Currency translation adjustment	233	45
Change in fair value of cash flow hedges, net of tax	81	28
Net unrealized losses on marketable securities, net of tax	(304)	(504)
Net pension amortization, net of tax	476	245
Total other comprehensive income (loss)	486	(186)
Total comprehensive income before allocation to noncontrolling interests	5,181	45,670
Comprehensive income attributable to noncontrolling interests	(143)	(349)
Comprehensive income attributable to La-Z-Boy Incorporated	$5,038	$45,321

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	7/28/12	4/28/12
Current assets
Cash and equivalents	$112,564	$152,370
Restricted cash	9,792	2,861
Receivables, net of allowance of $23,052 at 7/28/12 and $22,705 at 4/28/12	147,280	167,232
Inventories, net	167,060	143,787
Deferred income tax assets – current	21,462	19,081
Other current assets	21,772	14,669
Total current assets	479,930	500,000
Property, plant and equipment, net	114,023	114,366
Trade names	3,028	3,028
Deferred income tax assets – long-term	31,294	33,649
Other long-term assets, net	38,540	34,696
Total assets	$666,815	$685,739

Current liabilities
Current portion of long-term debt	$373	$1,829
Accounts payable	52,084	56,630
Accrued expenses and other current liabilities	73,350	91,300
Total current liabilities	125,807	149,759
Long-term debt	7,405	7,931
Other long-term liabilities	80,901	80,234
Contingencies and commitments	—	—
Shareholders’ equity
Common shares, $1 par value – 150,000 authorized; 52,283 outstanding at 7/28/12 and 52,244 outstanding at 4/28/12	52,283	52,244
Capital in excess of par value	232,375	231,332
Retained earnings	192,534	189,609
Accumulated other comprehensive loss	(30,641)	(31,281)
Total La-Z-Boy Incorporated shareholders' equity	446,551	441,904
Noncontrolling interests	6,151	5,911
Total equity	452,702	447,815
Total liabilities and equity	$666,815	$685,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Cash flows from operating activities
Net income	$4,695	$45,856
Adjustments to reconcile net income to cash provided by (used for) operating activities
Loss (gain) on disposal of assets	70	(69)
Deferred income tax expense/(benefit)	(180)	(43,355)
Provision for doubtful accounts	669	1,038
Depreciation and amortization	5,486	5,907
Stock-based compensation expense	3,619	1,559
Pension plan contributions	(1,160)	(930)
Change in receivables	19,657	13,408
Change in inventories	(23,273)	(10,358)
Change in other assets	(2,976)	(2,203)
Change in payables	(4,546)	(3,630)
Change in other liabilities	(17,407)	(4,201)
Net cash provided by (used for) operating activities	(15,346)	3,022

Cash flows from investing activities
Proceeds from disposal of assets	922	88
Capital expenditures	(5,235)	(3,288)
Purchases of investments	(10,783)	(3,502)
Proceeds from sales of investments	2,198	3,379
Change in restricted cash	(6,931)	—
Net cash used for investing activities	(19,829)	(3,323)

Cash flows from financing activities
Payments on debt	(2,121)	(4,590)
Stock issued for stock and employee benefit plans	654	50
Excess tax benefit on stock option exercises	873	—
Purchases of common stock	(4,012)	—
Net cash used for financing activities	(4,606)	(4,540)

Effect of exchange rate changes on cash and equivalents	(25)	5
Change in cash and equivalents	(39,806)	(4,836)
Cash and equivalents at beginning of period	152,370	115,262
Cash and equivalents at end of period	$112,564	$110,426

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 30, 2011	$51,909	$222,339	$105,872	$(18,804)	$2,824	$364,140
Comprehensive income
Net income			87,966		942
Unrealized loss on marketable securities arising during the period (net of tax of $0.0 million)				(7)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.2 million)				(324)
Translation adjustment				35	(167)
Change in fair value of cash flow hedge				28
Net pension amortization and net actuarial loss (net of tax of $7.5 million)				(12,209)
Total comprehensive income						76,264
Stock issued for stock and employee benefit plans, net of cancellations	835	4,011	(509)			4,337
Purchases of common stock	(500)	(958)	(3,721)			(5,179)
Stock option and restricted stock expense		5,717	1			5,718
Tax benefit from exercise of options		223				223
Change in noncontrolling interest upon deconsolidation of VIE and other changes in noncontrolling interests					2,312	2,312
At April 28, 2012	$52,244	$231,332	$189,609	$(31,281)	$5,911	$447,815
Comprehensive income
Net income			4,398		297
Unrealized loss on marketable securities arising during the period (net of tax of $0.1 million)				(181)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.1 million)				(123)
Translation adjustment				387	(154)
Change in fair value of cash flow hedges (net of tax of $0.0 million)				81
Net pension amortization (net of tax of $0.3 million)				476
Total comprehensive income						5,181
Stock issued for stock and employee benefit plans, net of cancellations	339	158	(1,368)			(871)
Purchases of common stock	(300)	(3,607)	(105)			(4,012)
Stock option and restricted stock expense		3,619				3,619
Tax benefit from exercise of options		873				873
Change in noncontrolling interests					97	97
At July 28, 2012	$52,283	$232,375	$192,534	$(30,641)	$6,151	$452,702

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The April 28, 2012, balance sheet was derived from our audited financial statements. The interim financial information is prepared in conformity with generally accepted accounting principles, and such principles are applied on a basis consistent with those reflected in our fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 27, 2013.

Additionally, our consolidated financial statements for periods prior to January 28, 2012, include the accounts of certain entities in which we held a controlling interest based on exposure to economic risks and potential rewards (variable interests) for the periods in which we were the primary beneficiary. As of July 28, 2012, and April 28, 2012, we no longer have any such arrangements where we are the primary beneficiary. We have significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we are not the primary beneficiary. Our total exposure related to these dealers at each of July 28, 2012, and April 28, 2012, was $2.3 million, consisting primarily of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate. We have not provided additional financial or other support to these dealers during fiscal 2013 and have no obligations or commitments to provide further support.

Note 2: Allowance for Credit Losses

As of July 28, 2012, we had gross notes receivable of $9.6 million outstanding from 12 customers, with a corresponding allowance for credit losses of $1.5 million. We have collateral from these customers in the form of inventory or real estate to support the net carrying value of these notes. We do not accrue interest income on these notes receivable, but we record interest income when it is received. Of the $9.6 million in notes receivable as of July 28, 2012, $1.4 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet. The remainder of the notes receivable and the entire allowance for credit losses were categorized as other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the three months ended July 28, 2012, and July 30, 2011:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Beginning balance	$1,537	$2,067
Recoveries	(18)	—
Provision for credit losses, net	—	268
Currency effect	—	(26)
Ending balance	$1,519	$2,309

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/28/12	4/28/12
Raw materials	$89,786	$74,081
Work in process	12,560	11,318
Finished goods	94,906	88,580
FIFO inventories	197,252	173,979
Excess of FIFO over LIFO	(30,192)	(30,192)
Inventories, net	$167,060	$143,787

Note 4: Investments

Our consolidated balance sheet at July 28, 2012, included $3.6 million of available-for-sale investments in other current assets and $15.0 million of available-for-sale and other investments in other long-term assets. Available-for sale investments of $10.2 million and trading securities of $1.0 million were included in other long-term assets in our consolidated balance sheet at April 28, 2012. At July 28, 2012, $7.8 million of these investments were to enhance returns on our cash. The remaining investments and all of the fiscal 2012 investments fund future obligations of our non-qualified defined benefit retirement plan and our executive qualified deferred compensation plan. All unrealized gains and losses in the tables below relate to available-for-sale investments and were included in accumulated other comprehensive loss within our consolidated statement of changes in equity because none of them were considered other-than-temporary during fiscal 2013 or fiscal 2012. If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at July 28, 2012, and April 28, 2012:

As of July 28, 2012
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,348	$(108)	$6,428
Fixed income	118	(21)	10,992
Mutual funds	—	—	1,000
Other	—	—	162
Total securities	$2,466	$(129)	$18,582

As of April 28, 2012
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,806	$(83)	$7,237
Fixed income	102	(7)	2,850
Mutual funds	—	—	950
Other	—	—	163
Total securities	$2,908	$(90)	$11,200

The following table summarizes sales of available-for-sale securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Proceeds from sales	$1,428	$2,160
Gross realized gains	224	395
Gross realized losses	(26)	(3)

The fair value of fixed income available-for-sale securities by contractual maturity was $3.6 million within one year, $5.9 million within two to five years, $1.0 million within six to ten years and $0.5 million thereafter.

Note 5: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Service cost	$308	$278
Interest cost	1,331	1,391
Expected return on plan assets	(1,714)	(1,705)
Net amortization	756	409
Net periodic pension cost	$681	$373

Note 6: Product Warranties

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

A reconciliation of the changes in our product warranty liability for the three months ended July 28, 2012, and July 30, 2011, is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Balance as of the beginning of the period	$14,327	$13,854
Accruals during the period	3,390	3,660
Settlements during the period	(3,398)	(3,667)
Balance as of the end of the period	$14,319	$13,847

As of July 28, 2012, and July 30, 2011, $8.0 million and $7.9 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 7: Stock-Based Compensation

The table below summarizes the grants made during the first quarter of fiscal 2013:

(Unaudited, shares/units in millions)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	0.2	Equity	Common shares
Stock appreciation rights (“SARs”)	0.1	Liability	Cash
Restricted stock units	0.2	Liability	Cash
Performance-based units	0.1	Liability	Cash
Performance-based shares	0.1	Equity	Common shares

Total stock-based compensation expense recognized in the consolidated statement of operations was $3.5 million and $1.2 million, for the first quarter of fiscal 2013 and fiscal 2012, respectively. Of these totals, $3.6 million and $1.6 million of expense was recognized for equity-based awards and income of $0.1 million and $0.4 million was recognized for liability-based awards during the first quarter of fiscal 2013 and fiscal 2012, respectively.

Stock Options. We granted 0.2 million stock options to employees during the first quarter of fiscal 2013. Compensation expense for stock options is equal to the fair value on the date the award was approved and is recognized over the vesting period. The vesting period for our stock options ranges from one to four years. Options granted to retirement eligible employees are expensed immediately because they vest upon retirement. The fair value for the employee stock options granted was estimated at the date of the grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

The fair value of stock options granted during the first quarter of fiscal 2013 was calculated using the following assumptions:

(Unaudited)	7/28/12
Risk-free interest rate	0.75%
Dividend rate	0%
Expected life in years	5.0
Stock price volatility	83.8%
Fair value per share	$7.87

Stock Appreciation Rights (“SARs”). We granted 0.1 million stock appreciation rights to employees during the first quarter of fiscal 2013. SARs will be paid in cash upon vesting and as such were accounted for as liability-based awards that will be remeasured to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years. The fair value for the SARs is estimated at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The average expected life was based on the contractual term of the SARs and expected employee exercise and post-vesting employment termination trends (which is consistent with the expected life of our option awards). The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

The fair value of the SARs granted during the first quarter of fiscal 2013 was calculated using the following assumptions:

(Unaudited)	7/28/12
Risk-free interest rate	0.75%
Dividend rate	0%
Expected life in years	5.0
Stock price volatility	84.0%
Fair value per share	$7.88

Restricted Stock Units. We granted 0.2 million restricted stock units to employees during the first quarter of fiscal 2013. These units are accounted for as liability-based awards because upon vesting these awards will be paid in cash. Compensation expense is initially measured and recognized based on the market price (intrinsic value) of our common stock on the grant date and amortized over the vesting period. The liability is re-measured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of the restricted stock units at July 28, 2012, was $12.09. For purposes of dividends and for measuring the liability, each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

Performance Awards. During the first quarter of fiscal 2013, we granted 0.1 million performance-based units and 0.1 million performance-based shares, both of which have performance (80% of grants) and market-based vesting (20% of grants) provisions. The award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial goals over a specific performance period, which is generally three fiscal years. These performance awards are offered at no cost to the employees.

The performance-based units are accounted for as liability-based awards because upon vesting these awards will be paid in cash. For performance-based units that vest based on performance conditions, the fair value of the award was $12.09, which was the market value of our common shares on the last day of the reporting period, and compensation cost is expensed based on the probability that the performance goals will be obtained. For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period. The liability for these units is re-measured and adjusted based on the common stock price and the Monte Carlo valuation at the end of each reporting period until paid. Based on the Monte Carlo valuation, the fair value of the performance-based units that vest based on market conditions was $15.73 at July 28, 2012.

The performance-based shares are accounted for as equity-based awards because upon vesting these awards will be settled in common shares. The grant date fair value of performance-based shares is expensed over the service period. For performance-based shares that vest based on performance conditions, the fair value of the award was $11.97 which was the market value of our common shares on the date of grant, and compensation cost is expensed based on the probability that the performance goals will be obtained. For performance-based shares that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the date of grant, and compensation cost is expensed over the vesting period, regardless of the ultimate vesting of the award, similar to the expensing of a stock option award. The fair value for the performance-based shares that vest based on market conditions, as determined by the Monte Carlo valuation, is $15.41.

Note 8: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. The Upholstery segment consists of three operating units, La-Z-Boy, England and Bauhaus. This group manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

Casegoods Segment. The Casegoods segment consists of two operating units, one consisting of American Drew, Lea and Hammary, and the second being Kincaid. This segment sells imported or manufactured wood furniture to furniture retailers. Casegoods product includes bedroom, dining room, entertainment centers, occasional pieces and some coordinated upholstered furniture. The Casegoods segment sells to major dealers and other independent retailers.

Retail Segment. The Retail segment consists of 85 company-owned La-Z-Boy Furniture Galleries® stores in nine primary markets. The Retail segment sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Sales
Upholstery Segment	$238,167	$217,462
Casegoods Segment	34,609	34,131
Retail Segment	57,119	48,814
VIEs, net of intercompany sales eliminations	—	3,341
Corporate and Other	702	594
Eliminations	(29,096)	(24,248)
Consolidated Sales	$301,501	$280,094

Operating Income (Loss)
Upholstery Segment	$15,578	$11,125
Casegoods Segment	1,279	557
Retail Segment	(1,988)	(3,378)
VIEs	—	567
Corporate and Other	(7,243)	(5,398)
Consolidated Operating Income	$7,626	$3,473

Note 9: Income Taxes

Our effective tax rate for the first quarter of fiscal 2013 was 37.0%. We recorded a substantial tax benefit during the first quarter of fiscal 2012 as a result of releasing a portion of the valuation allowance relating to U.S. federal and state deferred tax assets. Absent this discrete adjustment, our effective tax rate for the first quarter of fiscal 2012 would have been 37.1%.

Note 10: Earnings per Share

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$4,398	$45,536
Income allocated to participating securities	(74)	(883)
Net income available to common shareholders	$4,324	$44,653

Denominator:
Basic weighted average common shares outstanding	52,193	51,942
Add:
Contingent common shares	335	—
Stock option dilution	512	501
Diluted weighted average common shares outstanding	53,040	52,443

There were outstanding options to purchase 0.4 million shares as of July 28, 2012, with a weighted average exercise price of $21.55, and outstanding options to purchase 1.1 million shares as of July 30, 2011, with a weighted average exercise price of $14.64. We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.

Note 11: Fair Value Measurements

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized. To date we have not recorded any significant assets or liabilities at fair value on a non-recurring basis during fiscal 2013.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at July 28, 2012, and April 28, 2012:

As of July 28, 2012
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$2,592	$14,990	$—
Trading securities	—	1,000	—
Total	$2,592	$15,990	$—
(a)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

As of April 28, 2012
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$2,886	$7,364	$—
Trading securities	—	950	—
Total	$2,886	$8,314	$—
(b)	There were no transfers between Level 1 and Level 2 during fiscal 2012.

At July 28, 2012, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive qualified deferred compensation plan. At April 28, 2012, we held available-for-sale marketable securities to fund future obligations of our non-qualified defined benefit retirement plan and trading securities to fund future obligations of our executive qualified deferred compensation plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 12: Recent Accounting Pronouncements

In June 2012, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to testing indefinite-lived assets for impairment. The guidance allows companies, at their option, to perform a qualitative assessment of indefinite-lived assets to determine if it is more likely than not that the fair value of the asset exceeds its carrying value. If analysis of the qualitative factors results in the fair value of the indefinite-lived asset exceeding the carrying value, then performing the quantitative assessment is not required. This guidance will be effective for our fiscal year 2014 and is not currently expected to have a material impact on our consolidated financial statements.

Note 13: Subsequent Event

On August 13, 2012, we entered into a purchase agreement to acquire La-Z-Recliner Shops, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in the southern Ohio market, for $18.0 million. The impact of this acquisition on our results of operations is not expected to be material, and as such proforma financial information will not be required. We expect to complete the acquisition during the second quarter of fiscal 2013.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of recovery from the recent economic recession or the emergence of a second wave of the recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) any court actions requiring us to return our share of certain Continued Dumping and Subsidy Offset Act distributions; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology conversions or system failures; (p) effects of our brand awareness and marketing programs; (q) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (r) litigation arising out of alleged defects in our products; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores owners and negotiate favorable lease terms for new or existing locations; and (t) those matters discussed in Item 1A of our fiscal 2012 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs, the second largest manufacturer/distributor of residential furniture in the United States according to the May 2012 Top sources for the U.S. Furniture Market in Furniture Today, and the La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded upholstered furniture in North America according to the May 2012 Top 100 ranking by Furniture Today. We have nine major North-American manufacturing locations to support our speed to market and customization strategy. We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores. The centerpiece of our retail distribution strategy is our network of 312 La-Z-Boy Furniture Galleries® stores and 550 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 85 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 550 Comfort Studios® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our in-home design service. Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studios® locations, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 710 outlets and 1.8 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.1 million square feet.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•
Upholstery Segment. In terms of revenue, our largest segment is the Upholstery segment, which consists of three operating units, La-Z-Boy, our largest operating unit, as well as the Bauhaus and England operating units. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

•
Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, as well as some coordinated upholstered furniture. The Casegoods segment consists of two operating units, one consisting of American Drew, Lea and Hammary, and the second being Kincaid. The Casegoods segment primarily sells to major dealers and other independent retailers.

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

Results of Operations
Fiscal 2013 First Quarter Compared to Fiscal 2012 First Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	7/28/12	7/30/11	Percent change
Consolidated sales	$301,501	$280,094	7.6%
Consolidated operating income	7,626	3,473	119.6%
Consolidated operating margin	2.5%	1.2%

Sales

Consolidated sales increased $21.4 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due mainly to stronger volume in fiscal 2013.

Operating Margin

Our first quarter fiscal 2013 operating margin increased 1.3 percentage points compared to the first quarter of fiscal 2012 due to improved operating margins in our Upholstery, Casegoods and Retail segments.

•
Our gross margin increased 0.8 percentage points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to leveraging of fixed costs resulting from our sales volume increase.

•
SG&A expenses increased in dollars compared to the first quarter of fiscal 2012, but as a percent of sales, SG&A improved by 0.5 percentage points. The improvement as a percentage of sales was driven by our increased sales volume and greater leverage of SG&A expenses. The increase in dollars resulted from an increase of $3.2 million in incentive compensation expense in all segments due to our continued improvements in sales and operating results.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	7/28/12	7/30/11	Percent change
Sales	$238,167	$217,462	9.5%
Operating income	15,578	11,125	40.0%
Operating margin	6.5%	5.1%

Sales

Our Upholstery segment’s sales increased $20.7 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Increased volume drove the 9.5% increase in sales as a result of increased overall order levels. We believe the increase in orders was a result of an effective promotional plan which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores. Selling price increases aimed to offset rising raw material costs also contributed to the increase in sales.

Operating Margin

Our Upholstery segment’s operating margin increased 1.4 percentage points for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

•
The segment’s gross margin increased 1.3 percentage points during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to a combination of factors, the most significant of which were:

o	Selling price changes resulted in a 2.0 percentage point increase in gross margin.
o	Ongoing cost reductions and efficiencies resulted in a 1.1 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.4 percentage point decrease in gross margin.
•
The segment’s operating margin benefitted from the increased sales volume, resulting in a greater leverage of SG&A expenses as a percentage of sales. This benefit was partially offset by higher incentive compensation expenses in the first quarter of fiscal 2013.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	7/28/12	7/30/11	Percent change
Sales	$34,609	$34,131	1.4%
Operating income	1,279	557	129.6%
Operating margin	3.7%	1.6%

Sales

Our Casegoods segment’s sales increased $0.5 million in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The increase in sales for our Casegoods segment was primarily a result of selling price increases.

Operating Margin

Our Casegoods segment’s operating margin increased 2.1 percentage points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

•	The segment’s gross margin increased 2.8 percentage points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 mainly due to the impact of the increase in selling price.
•	The segment’s SG&A costs as a percent of sales increased 0.7 percentage points in the first quarter of fiscal 2013 primarily due to higher incentive compensation expenses.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	7/28/12	7/30/11	Percent change
Sales	$57,119	$48,814	17.0%
Operating loss	(1,988)	(3,378)	41.1%
Operating margin	(3.5)%	(6.9)%

Sales

Our Retail segment’s sales increased $8.3 million in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. These increases were the result of both increased ticket count and increased average sales per ticket, which we attribute to enhanced effectiveness on the part of our sales staff as well as the continued benefit of our promotional plan which we believe drove a more qualified customer to our stores.

Operating Margin

Our Retail segment’s operating margin improved 3.4 percentage points in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The segment’s operating margin benefitted from the increased sales volume, resulting in a greater leverage of SG&A expenses as a percentage of sales.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	7/28/12	7/30/11	Percent change
Sales
VIEs, net of intercompany sales eliminations	$—	$3,341	N/M
Corporate and Other	702	594	18.2%
Eliminations	(29,096)	(24,248)	(20.0)%

Operating income (loss)
VIEs	—	567	N/M
Corporate and Other	(7,243)	(5,398)	(34.2)%
N/M – not meaningful

Sales

During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. Eliminations increased in the first quarter of fiscal 2013 as compared to the same period in the prior year due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Operating Income (Loss)

Our Corporate and Other operating loss increased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. The increased operating loss was mainly due to higher incentive compensation costs and a $1.0 million reduction of an environmental reserve recorded in the first quarter of fiscal 2012.

Income Taxes

Our effective tax rate for the first quarter of fiscal 2013 was 37.0%. We recorded a substantial tax benefit during the first quarter of fiscal 2012 as a result of releasing a portion of the valuation allowance relating to U.S. federal and state deferred tax assets. Absent this discrete adjustment, our effective tax rate for the first quarter of fiscal 2012 would have been 37.1%.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash and equivalents of $112.6 million at July 28, 2012, compared to $152.4 million at April 28, 2012.

We have available to us a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million. At July 28, 2012, we were not subject to the fixed charge coverage ratio requirement. At July 28, 2012, we had no borrowings outstanding under the agreement, and had excess availability of $142.6 million.

Capital expenditures for the first quarter of fiscal 2013 were $5.2 million compared with $3.3 million during the first quarter of fiscal 2012. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $25.0 million to $30.0 million in fiscal 2013.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Quarter Ended
(Unaudited, amounts in thousands)	7/28/12	7/30/11
Operating activities
Net income	$4,695	$45,856
Non-cash add backs including changes in deferred taxes	9,664	(34,920)
Change in working capital	(29,705)	(7,914)
Net cash provided by (used for) operating activities	(15,346)	3,022

Investing activities
Capital expenditures	(5,235)	(3,288)
Purchases of investments	(10,783)	(3,502)
Change in restricted cash	(6,931)	—
Other investing activities	3,120	3,467
Net cash used for investing activities	(19,829)	(3,323)

Financing activities
Net decrease in debt	(2,121)	(4,590)
Other financing activities	(2,485)	50
Net cash used for financing activities	(4,606)	(4,540)

Exchange rate changes	(25)	5
Change in cash and equivalents	(39,806)	$(4,836)

Operating Activities

During the first quarter of fiscal 2013, net cash used by operating activities was $15.3 million. Cash from net income net of non-cash add-backs was $14.4 million, which was offset by cash used for working capital of $29.7 million. Our cash used by operating activities was mainly due to the payment of accrued benefits during the first quarter of fiscal 2013 and an increase in inventory in our upholstery segment, which was partially offset by a decrease in accounts receivables. Our increase in inventory was mainly due to a planned increase in fabric and leather raw materials in order to improve our in-stock position for the upcoming fall selling season.

During the first quarter of fiscal 2012, net cash provided by operating activities was $3.0 million. Cash from net income and non-cash add backs were $10.9 million, which was offset by cash used for working capital of $7.9 million. Because of the seasonal nature of our business, our receivables decreased, generating cash flow; however this was offset by an increase in raw material inventory along with payment of accrued benefits during the first quarter of fiscal 2012.

Investing Activities

During the first quarter of fiscal 2013, net cash used for investing activities was $19.8 million, which consisted primarily of $5.2 million in capital expenditures, $6.9 million increase in restricted cash and a net $8.6 million in investment purchases. Our restricted cash relates to deposits serving as collateral for certain letters of credit, and $7.8 million of our investment purchases were intended to enhance returns on our excess cash. Net cash used for investing activities in the first quarter of fiscal 2012 was $3.3 million with the majority relating to capital expenditures.

Financing Activities

During the first quarter of fiscal 2013, net cash used for financing activities was $4.6 million primarily related to the repayment of debt and purchases of common stock. The net cash used for financing activities of $4.5 million in the first quarter of fiscal 2012 primarily related to the repayment of debt.

Our board of directors has authorized the purchase of company stock. As of July 28, 2012, 4.6 million shares remained available for purchase pursuant to this authorization. We purchased 0.3 million shares during the first quarter of fiscal 2013, totaling $4.0 million. During the fourth quarter of fiscal 2012, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 30, 2012, with an expiration date of August 31, 2012. Under this plan, our broker had the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. All shares authorized to be purchased under this plan had been purchased by July 28, 2012. With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the first quarter of fiscal 2013 reflected a $1.7 million net liability for uncertain income tax positions. It is reasonably possible that $0.3 million of this liability will be settled within the next 12 months. The remaining balance will be paid or released as tax audits are completed or settled.

During the first quarter of fiscal 2013 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2012 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 1.7% at July 28, 2012, and 2.1% at April 28, 2012. Capitalization is defined as total debt plus total equity.

At July 28, 2012, we had $47.5 million in open purchase orders with foreign casegoods, leather and fabric suppliers. The majority of our open purchase orders that have not begun production are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 28, 2012. There were no material changes to our critical accounting policies during the first quarter of fiscal 2013.

Recent Accounting Pronouncements

In June 2012, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to testing indefinite-lived assets for impairment. The guidance allows companies, at their option, to perform a qualitative assessment of indefinite-lived assets to determine if it is more likely than not that the fair value of the asset exceeds its carrying value. If analysis of the qualitative factors results in the fair value of the indefinite-lived asset exceeding the carrying value, then performing the quantitative assessment is not required. This guidance will be effective for our fiscal year 2014 and is not currently expected to have a material impact on our consolidated financial statements.

Business Outlook

The operating environment remains challenging and, as a result, until there is a strengthening of the economy, the furniture industry will continue to face headwinds. However, with the strength of our brand, the success of our marketing initiatives and the vast network of La-Z-Boy branded distribution outlets, we believe we have the ability to continue to grow and increase our market share. Further, we believe our positioning within the marketplace will allow us to capitalize on an improving economy, particularly as housing and consumer confidence strengthen. We will continue to strategically invest in those areas of our business where we believe the investments will improve our performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2013 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2012.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors during the first quarter of fiscal 2013. Our risk factors are disclosed in our Form 10-K for the year ended April 28, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of July 28, 2012, 4.6 million shares remained available for purchase pursuant to this authorization. We purchased 0.3 million shares during the first quarter of fiscal 2013, totaling $4.0 million. During the fourth quarter of fiscal 2012, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 30, 2012, with an expiration date of August 31, 2012. Under this plan, our broker had the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. All shares authorized to be purchased under this plan had been purchased by July 28, 2012. With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the period covered by this report:

(Amounts in thousands except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal May (April 29 – June 2, 2012)	106	$14.73	104	4,749
Fiscal June (June 3 – June 30, 2012)	120	$12.86	120	4,629
Fiscal July (July 1 – July 28, 2012)	198	$12.24	76	4,553
Fiscal First Quarter of 2013	424	$13.04	300	4,553

(1)
In addition to the 300,000 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 124,000 shares purchased from employees to satisfy their withholding tax obligations upon the vesting of restricted shares.

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

Date: August 21, 2012

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer