Form 10-Q
period 2012-10-27
LA-Z-BOY INC
filed 2012-11-28
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED OCTOBER 27, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 21, 2012
Common Shares, $1.00 par value	52,442,732

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2013

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/27/12	10/29/11
Sales	$322,341	$307,679
Cost of sales	222,032	211,896
Gross profit	100,309	95,783
Selling, general and administrative expense	89,746	83,535
Operating income	10,563	12,248
Interest expense	191	389
Interest income	116	166
Other income (expense), net	212	(108)
Income before income taxes	10,700	11,917
Income tax expense	3,868	4,245
Net income	6,832	7,672
Net (income) loss attributable to noncontrolling interests	(213)	198
Net income attributable to La-Z-Boy Incorporated	$6,619	$7,870

Basic weighted average shares outstanding	52,356	52,055
Basic net income attributable to La-Z-Boy Incorporated per share	$0.13	$0.15

Diluted weighted average shares outstanding	53,268	52,475
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.12	$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/27/12	10/29/11
Sales	$623,842	$587,773
Cost of sales	433,921	411,062
Gross profit	189,921	176,711
Selling, general and administrative expense	171,732	160,990
Operating income	18,189	15,721
Interest expense	364	813
Interest income	237	349
Income from Continued Dumping and Subsidy Offset Act, net	—	322
Other income, net	91	265
Income before income taxes	18,153	15,844
Income tax expense (benefit)	6,626	(37,684)
Net income	11,527	53,528
Net income attributable to noncontrolling interests	(510)	(122)
Net income attributable to La-Z-Boy Incorporated	$11,017	$53,406

Basic average shares	52,274	51,999
Basic net income attributable to La-Z-Boy Incorporated per share	$0.21	$1.01

Diluted average shares	53,169	52,458
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.20	$1.00

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Second Quarter Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11
Net income	$6,832	$7,672
Other comprehensive income
Currency translation adjustment	717	(111)
Change in fair value of cash flow hedges, net of tax	21	(9)
Net unrealized losses on marketable securities, net of tax	(227)	(141)
Net pension amortization, net of tax	470	265
Total other comprehensive income	981	4
Total comprehensive income before allocation to noncontrolling interests	7,813	7,676
Comprehensive (income) loss attributable to noncontrolling interests	(373)	340
Comprehensive income attributable to La-Z-Boy Incorporated	$7,440	$8,016

	Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11
Net income	$11,527	$53,528
Other comprehensive income (loss)
Currency translation adjustment	950	(66)
Change in fair value of cash flow hedges, net of tax	102	19
Net unrealized losses on marketable securities, net of tax	(531)	(645)
Net pension amortization, net of tax	946	510
Total other comprehensive income (loss)	1,467	(182)
Total comprehensive income before allocation to noncontrolling interests	12,994	53,346
Comprehensive income attributable to noncontrolling interests	(516)	(9)
Comprehensive income attributable to La-Z-Boy Incorporated	$12,478	$53,337

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	10/27/12	4/28/12
Current assets
Cash and equivalents	$86,608	$152,370
Restricted cash	9,792	2,861
Receivables, net of allowance of $23,032 at 10/27/12 and $22,705 at 4/28/12	154,025	167,232
Inventories, net	168,995	143,787
Deferred income tax assets – current	21,450	19,081
Other current assets	29,218	14,669
Total current assets	470,088	500,000
Property, plant and equipment, net	115,009	114,366
Goodwill and other intangible assets	18,010	3,028
Deferred income tax assets – long-term	31,422	33,649
Other long-term assets, net	50,688	34,696
Total assets	$685,217	$685,739

Current liabilities
Current portion of long-term debt	$368	$1,829
Accounts payable	52,011	56,630
Accrued expenses and other current liabilities	79,969	91,300
Total current liabilities	132,348	149,759
Long-term debt	7,375	7,931
Other long-term liabilities	80,974	80,234
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 52,416 outstanding at 10/27/12 and 52,244 outstanding at 4/28/12	52,416	52,244
Capital in excess of par value	236,248	231,332
Retained earnings	199,152	189,609
Accumulated other comprehensive loss	(29,820)	(31,281)
Total La-Z-Boy Incorporated shareholders' equity	457,996	441,904
Noncontrolling interests	6,524	5,911
Total equity	464,520	447,815
Total liabilities and equity	$685,217	$685,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11
Cash flows from operating activities
Net income	$11,527	$53,528
Adjustments to reconcile net income to cash provided by (used for) operating activities
Loss (gain) on disposal of assets	47	(139)
Deferred income tax benefit	(457)	(43,784)
Restructuring	2,686	166
Provision for doubtful accounts	654	2,118
Depreciation and amortization	11,239	12,372
Stock-based compensation expense	6,959	3,285
Pension plan contributions	(2,320)	(1,860)
Change in receivables	11,689	(1,418)
Change in inventories	(22,290)	(4,765)
Change in other assets	(6,090)	(2,993)
Change in payables	(4,619)	(1,034)
Change in other liabilities	(11,484)	2,046
Net cash (used for) provided by operating activities	(2,459)	17,522

Cash flows from investing activities
Proceeds from disposal of assets	985	221
Capital expenditures	(11,637)	(8,218)
Purchases of investments	(31,514)	(5,214)
Proceeds from sales of investments	5,684	5,160
Acquisitions, net of cash acquired	(15,863)	—
Change in restricted cash	(6,931)	—
Other	—	(681)
Net cash used for investing activities	(59,276)	(8,732)

Cash flows from financing activities
Payments on debt	(2,255)	(4,860)
Payments for debt issuance costs	—	(390)
Stock issued for stock and employee benefit plans	1,236	321
Excess tax benefit on stock option exercises	1,025	—
Purchases of common stock	(4,012)	(1,542)
Net cash used for financing activities	(4,006)	(6,471)

Effect of exchange rate changes on cash and equivalents	(21)	(48)
Change in cash and equivalents	(65,762)	2,271
Cash and equivalents at beginning of period	152,370	115,262
Cash and equivalents at end of period	$86,608	$117,533

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre-hensive Loss	Non-Controlling Interests	Total
At April 30, 2011	$51,909	$222,339	$105,872	$(18,804)	$2,824	$364,140
Comprehensive income
Net income			87,966		942
Unrealized loss on marketable securities arising during the period (net of tax of $0.0 million)				(7)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.2 million)				(324)
Translation adjustment				35	(167)
Change in fair value of cash flow hedge				28
Net pension amortization and net actuarial loss (net of tax of $7.5 million)				(12,209)
Total comprehensive income						76,264
Stock issued for stock and employee benefit plans, net of cancellations	835	4,011	(509)			4,337
Purchases of common stock	(500)	(958)	(3,721)			(5,179)
Stock option and restricted stock expense		5,717	1			5,718
Tax benefit from exercise of options		223				223
Change in noncontrolling interest upon deconsolidation of VIE and other changes in noncontrolling interests					2,312	2,312
At April 28, 2012	$52,244	$231,332	$189,609	$(31,281)	$5,911	$447,815
Comprehensive income
Net income			11,017		510
Unrealized loss on marketable securities arising during the period (net of tax of $0.0 million)				(28)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.3 million)				(503)
Currency translation adjustment				944	6
Change in fair value of cash flow hedges (net of tax of $0.1 million)				102
Net pension amortization (net of tax of $0.6 million)				946
Total comprehensive income						12,994
Stock issued for stock and employee benefit plans, net of cancellations	472	539	(1,369)			(358)
Purchases of common stock	(300)	(3,607)	(105)			(4,012)
Stock option and restricted stock expense		6,959				6,959
Tax benefit from exercise of options		1,025				1,025
Change in noncontrolling interests					97	97
At October 27, 2012	$52,416	$236,248	$199,152	$(29,820)	$6,524	$464,520

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1:	Basis of Presentation

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

Additionally, our consolidated financial statements for periods prior to January 28, 2012, include the accounts of certain entities in which we held a controlling interest based on exposure to economic risks and potential rewards (variable interests) for the periods in which we were the primary beneficiary.  Since January 28, 2012, we have not had any such arrangements where we were the primary beneficiary.  We have significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we are not the primary beneficiary.  Our total exposure related to these dealers at October 27, 2012, and April 28, 2012, was $2.0 million and $2.3 million, respectively, consisting primarily of past due accounts receivable as well as notes receivable, net of reserves and collateral on inventory and real estate.  We have not provided additional financial or other support to these dealers during the first half of fiscal 2013 and have no obligations or commitments to provide further support.

Note 2:	Acquisitions

In the second quarter of fiscal 2013, we acquired the assets of La-Z-Recliner Shops, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores and one distribution center in the southern Ohio market, for $17.4 million comprised of cash and the forgiveness of accounts payable.  The nine stores were included in our Retail segment results upon acquisition.

Prior to this acquisition, we had licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries®  stores in the southern Ohio market to La-Z-Recliner Shops, Inc.  The effective settlement of this arrangement resulted in no settlement gain or loss as the contractual terms were at market.  As a result of the acquisition we have reacquired this right (a part of which was the associated trademarks and tradename) to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio market.  We have recorded an indefinite-lived intangible asset of $2.2 million related to this reacquired right.  We have also recognized $12.8 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired stores and the anticipated future benefits.  The goodwill and other intangible assets were recorded in the Retail segment and will be amortized and deducted for federal income tax purposes over 15 years.

The purchase price allocations were based on fair values at the date of acquisition and are summarized in the following table:

As of
(Unaudited, amounts in thousands)	10/1/12
Current assets	$4,260
Goodwill and other intangible assets	14,982
Net property, plant, and equipment	368
Total assets acquired	19,610

Current liabilities	(2,199)

Net assets acquired	$17,411

The impact of this acquisition on our results of operations was not material, and as such, pro forma financial information is not required.

Note 3:	Allowance for Credit Losses

As of October 27, 2012, we had gross notes receivable of $9.0 million outstanding from 10 customers, with a corresponding allowance for credit losses of $1.5 million.  We have collateral from these customers in the form of inventory and/or real estate to support the net carrying value of these notes.  We do not accrue interest income on these notes receivable, but we record interest income when it is received.  Of the $9.0 million in notes receivable as of October 27, 2012, $1.2 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet.  The remainder of the notes receivable and the entire allowance for credit losses were categorized as other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the quarter and six months ended October 27, 2012, and October 29, 2011:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11	10/27/12	10/29/11
Beginning balance	$1,519	$2,309	$1,537	$2,067
Recoveries	(38)	(18)	(56)	(18)
Write-offs	—	(15)	—	(15)
Provision for credit losses	—	15	—	283
Currency effect	—	(8)	—	(34)
Ending balance	$1,481	$2,283	$1,481	$2,283

Note 4:	Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/27/12	4/28/12
Raw materials	$87,561	$74,081
Work in process	12,939	11,318
Finished goods	98,687	88,580
FIFO inventories	199,187	173,979
Excess of FIFO over LIFO	(30,192)	(30,192)
Inventories, net	$168,995	$143,787

Note 5:	Investments

Our consolidated balance sheet at October 27, 2012, included $8.6 million of available-for-sale investments in other current assets and $27.0 million of available-for-sale and other investments in other long-term assets.  Available-for sale investments of $10.2 million and trading securities of $1.0 million were included in other long-term assets in our consolidated balance sheet at April 28, 2012.  At October 27, 2012, $24.8 million of these investments were to enhance returns on our cash.  The remaining investments at October 27, 2012, and our fiscal 2012 investments were designated to fund future obligations of our non-qualified defined benefit retirement plan and our executive qualified deferred compensation plan.  All unrealized gains and losses in the tables below relate to available-for-sale investments and were included in accumulated other comprehensive loss within our consolidated statement of changes in equity because none of them were considered other-than-temporary during fiscal 2013 or fiscal 2012.  If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at October 27, 2012, and April 28, 2012:

As of October 27, 2012
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,993	$(134)	$6,489
Fixed income	124	(10)	27,515
Mutual funds	—	—	1,071
Other	—	—	539
Total securities	$2,117	$(144)	$35,614

As of April 28, 2012
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,806	$(83)	$7,237
Fixed income	102	(7)	2,850
Mutual funds	—	—	950
Other	—	—	163
Total securities	$2,908	$(90)	$11,200

The following table summarizes sales of available-for-sale securities:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11	10/27/12	10/29/11
Proceeds from sales	$3,480	$1,050	$4,908	$3,210
Gross realized gains	621	52	845	447
Gross realized losses	(10)	(24)	(36)	(27)

The fair value of fixed income available-for-sale securities by contractual maturity was $8.6 million within one year, $17.5 million within two to five years, $0.8 million within six to ten years and $0.6 million thereafter.

Note 6:	Pension Plans

Net periodic pension costs were as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11	10/27/12	10/29/11
Service cost	$277	$277	$585	$555
Interest cost	1,331	1,391	2,662	2,782
Expected return on plan assets	(1,714)	(1,705)	(3,428)	(3,410)
Net amortization	756	409	1,512	818
Net periodic pension cost	$650	$372	$1,331	$745

Note 7:	Product Warranties

We accrue an estimated liability for product warranties at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products.  Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer.  Over 90% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and up to a lifetime on certain mechanisms and frames.  Labor costs relating to our parts are warrantied for one year.  Considerable judgment is used in making our estimates.  Differences between actual and estimated costs are recorded when the differences are known.

A reconciliation of the changes in our product warranty liability for the quarter and six months ended October 27, 2012, and October 29, 2011, is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11	10/27/12	10/29/11
Balance as of the beginning of the period	$14,319	$13,847	$14,327	$13,854
Accruals during the period	3,518	3,562	6,908	7,222
Settlements during the period	(3,524)	(3,591)	(6,922)	(7,258)
Balance as of the end of the period	$14,313	$13,818	$14,313	$13,818

As of October 27, 2012, and April 28, 2012, $8.1 million and $8.2 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 8:	Stock-Based Compensation

The table below summarizes the grants made during the first six months of fiscal 2013:

(Unaudited, shares/units in millions)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	0.2	Equity	Common shares
Stock appreciation rights (“SARs”)	0.1	Liability	Cash
Restricted stock units – employees	0.2	Liability	Cash
Restricted stock units – directors	Less than 0.1	Equity	Common shares
Performance-based units	0.1	Liability	Cash
Performance-based shares	0.1	Equity	Common shares

Total stock-based compensation expense recognized in the consolidated statement of income was $4.3 million and $7.8 million for the second quarter and first six months of fiscal 2013, respectively, compared to $1.9 million and $3.1 million for the second quarter and first six months of fiscal 2012, respectively.  During the second quarter and first six months of fiscal 2013, expenses of $3.3 million and $7.0 million were recognized for equity-based awards and expenses of $1.0 million and $0.8 million were recognized for liability-based awards, respectively.  During the second quarter and first six months of fiscal 2012, $1.7 million and $3.3 million of expense was recognized for equity-based awards and expense of $0.2 million and income of $0.2 million was recognized for liability-based awards, respectively.

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

Stock Appreciation Rights.  We granted 0.1 million stock appreciation rights to employees during the first quarter of fiscal 2013.  SARs will be paid in cash upon vesting and as such were accounted for as liability-based awards that will be remeasured to reflect the fair value at the end of each reporting period.  These awards vest at 25% per year, beginning one year from the grant date for a term of four years.  The fair value for the SARs is estimated at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions.  The average expected life was based on the contractual term of the SARs and expected employee exercise and post-vesting employment termination trends (which is consistent with the expected life of our option awards).  The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

The fair value of the SARs granted during the first quarter of fiscal 2013 were remeasured at October 27, 2012, using the following assumptions:

(Unaudited)	10/27/12
Risk-free interest rate	0.75%
Dividend rate	0%
Expected life in years	5.0
Stock price volatility	83.8%
Fair value per share	$7.87

Restricted Stock Units. We granted 0.2 million restricted stock units to employees during the first quarter of fiscal 2013.  These units are accounted for as liability-based awards because upon vesting these awards will be paid in cash.  Compensation expense is initially measured and recognized based on the market price (intrinsic value) of our common stock on the grant date and amortized over the vesting period.  The liability is remeasured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense.  The fair value of the restricted stock units at October 27, 2012, was $16.18.  Each restricted stock unit is the equivalent of one common share.  Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

During the second quarter of fiscal 2013, we granted less than 0.1 million restricted stock units to our non-employee directors.  These units are offered at no cost to the directors and vest upon the director’s leaving the board.  These awards will be paid in shares of our common stock and we therefore account for them as equity based awards.  Compensation expense for these awards is measured and recognized based on the market price of our common shares at the date the grant was approved which was $13.99.

Performance Awards. During the first quarter of fiscal 2013, we granted 0.1 million performance-based units and 0.1 million performance-based shares, both of which have performance (80% of grants) and market-based vesting (20% of grants) provisions.  The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial goals over a specific performance period, which is generally three fiscal years.  These performance awards are offered at no cost to the employees.

The performance-based units are accounted for as liability-based awards because upon vesting they will be paid in cash.  For performance-based units that vest based on performance conditions, the fair value of the award was $16.18, which was the market value of our common shares on the last day of the reporting period, and compensation cost is expensed based on the probability that the performance goals will be obtained.  For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period.  The liability for these units is remeasured and adjusted based on the common stock price and the Monte Carlo valuation at the end of each reporting period until paid.  Based on the Monte Carlo valuation, the fair value of the performance-based units that vest based on market conditions was $24.67 at October 27, 2012.

The performance-based shares are accounted for as equity-based awards because upon vesting they will be settled in common shares.  The grant date fair value of performance-based shares is expensed over the service period.  For performance-based shares that vest based on performance conditions, the fair value of the award was $11.97 which was the market value of our common shares on the date of grant, and compensation cost is expensed based on the probability that the performance goals will be obtained.  For performance-based shares that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the date of grant, and compensation cost is expensed over the vesting period, regardless of the ultimate vesting of the award, similar to the expensing of a stock option award.  The fair value for the performance-based shares that vest based on market conditions, as determined by the Monte Carlo valuation, is $15.41.

Note 9:	Segment Information

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

Retail Segment. The Retail segment consists of 97 company-owned La-Z-Boy Furniture Galleries® stores in eleven primary markets.  During the second quarter of fiscal 2013, we acquired nine La-Z-Boy Furniture Galleries® stores in southern Ohio that were previously independently owned and operated.  The Retail segment sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Restructuring. During the second quarter of fiscal 2013, we recorded a restructuring charge of $2.7 million, mainly related to fixed asset and inventory writedowns related to the closure of our lumber processing operation in our Casegoods segment.  As a result of this restructuring, we will no longer process component lumber parts for our domestically produced Casegoods furniture and will instead outsource all component lumber parts.

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11	10/27/12	10/29/11
Sales
Upholstery Segment	$259,462	$241,400	$497,629	$458,862
Casegoods Segment	34,528	35,943	69,137	70,074
Retail Segment	61,198	52,711	118,317	101,525
VIEs, net of intercompany sales eliminations	—	2,762	—	6,103
Corporate and Other	628	817	1,330	1,411
Eliminations	(33,475)	(25,954)	(62,571)	(50,202)
Consolidated Sales	$322,341	$307,679	$623,842	$587,773

Operating Income (Loss)
Upholstery Segment	$21,790	$20,993	$37,368	$32,118
Casegoods Segment	902	1,962	2,181	2,519
Retail Segment	(575)	(2,683)	(2,563)	(6,061)
VIEs	—	(204)	—	363
Restructuring	(2,654)	(50)	(2,686)	(166)
Corporate and Other	(8,900)	(7,770)	(16,111)	(13,052)
Consolidated Operating Income	$10,563	$12,248	$18,189	$15,721

Note 10:	Income Taxes

Our effective tax rate for the second quarter of fiscal 2013 was 36.1% compared to 35.6% for the second quarter of fiscal 2012.  Our effective tax rate for the first six months of fiscal 2013 was 36.5%.  We recorded a substantial tax benefit during the first six months of fiscal 2012 as a result of releasing a portion of the valuation allowance relating to U.S. federal and state deferred tax assets.  Absent this discrete adjustment, our effective tax rate for the first six months of fiscal 2012 would have been 36.0%.

Note 11:	Earnings per Share

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11	10/27/12	10/29/11
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$6,619	$7,870	$11,017	$53,406
Income allocated to participating securities	(88)	(150)	(166)	(1,026)
Net income available to common shareholders	$6,531	$7,720	$10,851	$52,380

	Second Quarter Ended		Six Months Ended
	10/27/12	10/29/11	10/27/12	10/29/11
Denominator:
Basic weighted average common shares outstanding	52,356	52,055	52,274	51,999
Add:
Contingent common shares	366	—	366	—
Stock option dilution	546	420	529	459
Diluted weighted average common shares outstanding	53,268	52,475	53,169	52,458

There were outstanding options to purchase 0.2 million shares for the quarter and six months ended October 27, 2012, with a weighted average exercise price of $20.74, and outstanding options to purchase 1.1 million shares for the quarter and six months ended October 29, 2011, with a weighted average exercise price of $14.16.  We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis.  Non-financial assets such as trade names and long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized.  To date we have not recorded any significant assets or liabilities at fair value on a non-recurring basis during fiscal 2013, except as discussed in Note 2.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at October 27, 2012, and April 28, 2012:

As of October 27, 2012
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$3,101	$31,442	$—
Trading securities	—	1,071	—
Total	$3,101	$32,513	$—
(a)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

As of April 28, 2012
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$2,886	$7,364	$—
Trading securities	—	950	—
Total	$2,886	$8,314	$—
(b)	There were no transfers between Level 1 and Level 2 during fiscal 2012.

At October 27, 2012, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive non-qualified deferred compensation plan.  At April 28, 2012, we held available-for-sale marketable securities designated to fund future obligations of our non-qualified defined benefit retirement plan and trading securities to fund future obligations of our executive non-qualified deferred compensation plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 13:	Recent Accounting Pronouncements

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of economic recovery or the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) any court actions requiring us to return our share of certain Continued Dumping and Subsidy Offset Act distributions; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology conversions or system failures; (p) effects of our brand awareness and marketing programs; (q) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (r) litigation arising out of alleged defects in our products; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores owners and negotiate favorable lease terms for new or existing locations; (t) our ability to successfully integrate acquired businesses and realize the benefit of anticipated synergies; and (u) those matters discussed in Item 1A of our fiscal 2012 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 317 La-Z-Boy Furniture Galleries® stores and 563 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products.  We consider this dedicated space to be “proprietary.”  We own 97 of the La-Z-Boy Furniture Galleries® stores.  The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 563 Comfort Studios® locations, are independently owned and operated.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service.  Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products.  In addition to the La-Z-Boy Comfort Studios® locations, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 725 outlets and 4.2 million square feet of proprietary floor space.  In total, our proprietary floor space includes approximately 11.7 million square feet.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•
Upholstery Segment.  Our Upholstery segment is our largest segment in terms of revenue, which consists of three operating units, La-Z-Boy, our largest operating unit, as well as the Bauhaus and England operating units. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas.  The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

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

•
Retail Segment.  Our Retail segment consists of 97 company-owned La-Z-Boy Furniture Galleries® stores located in eleven markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida and southern California.  During the second quarter of fiscal 2013, we acquired nine La-Z-Boy Furniture Galleries® stores in the southern Ohio market that were previously independently owned and operated.  The Retail segment primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Significant Operational Events in the first six months of Fiscal 2013

During the second quarter of fiscal 2013, we acquired the assets of La-Z-Recliner Shops, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores and one distribution center in the southern Ohio market, for $17.4 million.  Also during the second quarter of fiscal 2013, we recorded a restructuring charge of $2.7 million, mainly related to fixed asset and inventory writedowns resulting from the closure of our lumber processing operation in our Casegoods segment.  As a result of this restructuring, we will no longer process component lumber parts for our domestically produced Casegoods furniture and will instead outsource all component lumber parts.

Results of Operations
Fiscal 2013 Second Quarter Compared to Fiscal 2012 Second Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent Change
Consolidated sales	$322,341	$307,679	4.8%
Consolidated operating income	10,563	12,248	(13.8)%
Consolidated operating margin	3.3%	4.0%

Sales

Consolidated sales increased $14.7 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due mainly to stronger volume and changes in product mix in fiscal 2013, in addition to the benefit of selling price increases and less promotional activity.

Operating Margin

Our operating margin decreased 0.7 percentage points for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

•
Our gross margin was flat in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  This included the impact of 0.8 percentage points of restructuring charges recorded during the second quarter of fiscal 2013, which mainly related to fixed asset and inventory writedowns associated with the closure of our lumber processing operation in our Casegoods segment. The impact of these charges was offset by the leveraging of fixed costs resulting from our sales volume increase.

•	SG&A expenses increased 0.7 percentage points in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.
o
We recognized $2.9 million additional incentive compensation expense in the second quarter of fiscal 2013 across all segments, or an increase of 0.9 percentage points.  This increase in incentive compensation was due to our continued improvements in sales and operating results for the full fiscal year-to-date period.  As a result, we have three outstanding performance based stock awards, each with three-year performance measurement periods, for which we are recognizing expense in the current period.

o
Marketing costs increased by 0.6 percentage points in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.  We are investing in our future by increasing our marketing spend, which we believe will drive continued sales increases.

o
The increases in incentive compensation and marketing costs were partially offset by an improvement in our accounts receivable collections and a lower required provision for bad debt expense of 0.3 percentage points in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent Change
Sales	$259,462	$241,400	7.5%
Operating income	21,790	20,993	3.8%
Operating margin	8.4%	8.7%

Sales

Our Upholstery segment’s sales increased $18.1 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  Increased volume and selling price, in addition to changes in product mix drove the majority of the 7.5% increase in sales.  We believe the increase in orders was a result of an effective promotional plan which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin decreased 0.3 percentage points for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

•
The segment’s gross margin increased 0.6 percentage points during the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due to a combination of factors, the most significant of which were:

o	Selling price changes as well as changes in product mix resulted in a 2.0 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 0.6 percentage point decrease in gross margin.
o
The remainder of the change in gross margin was due in part to higher health care costs, implementation costs for a new enterprise resource planning (“ERP”) system, and other manufacturing costs incurred to improve customer service levels that were not offset by cost reduction projects.

•
The segment’s SG&A increased 0.9 percentage points, mainly due to higher incentive compensation expenses and higher advertising costs in the second quarter of fiscal 2013, as well as increased costs related to our ERP implementation. These increased costs were partially offset by a lower provision for bad debts during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, due to improved collections of our accounts receivable.  Also offsetting the increased costs was favorable absorption of fixed costs resulting from our sales volume increase.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent change
Sales	$34,528	$35,943	(3.9)%
Operating income	902	1,962	(54.0)%
Operating margin	2.6%	5.5%

Sales

Our Casegoods segment’s sales decreased $1.4 million in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.  The decrease in sales for our Casegoods segment was primarily a result of lower order levels in the second quarter of fiscal 2013.

Operating Margin

Our Casegoods segment’s operating margin decreased 2.9 percentage points in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

•
The segment’s gross margin decreased 0.9 percentage points in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  The decrease in gross margin was driven by a decline in volume which resulted in an inability to absorb fixed manufacturing costs.

•
The segment’s SG&A costs as a percent of sales increased 2.0 percentage points in the second quarter of fiscal 2013 primarily due to higher incentive compensation expenses, which are driven by equity-based awards and consolidated financial performance.  The inability to absorb fixed costs due to the decline in sales volume also contributed to the increased SG&A costs as a percent of sales.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent change
Sales	$61,198	$52,711	16.1%
Operating loss	(575)	(2,683)	78.6%
Operating margin	(0.9)%	(5.1)%

Sales

Our Retail segment’s sales increased $8.5 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  Of this increase, $2.1 million was due to the acquisition of nine retail stores in the southern Ohio market on October 1, 2012.  The remainder was primarily the result of an increase in traffic during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, as well as an increase in ticket count and an increase in average sales per ticket.  We attribute these to enhanced effectiveness on the part of our sales staff as well as the continued benefit of our promotional plan which we believe drove a more qualified customer to our stores.

Operating Margin

Our Retail segment’s operating margin improved 4.2 percentage points in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.  The segment’s operating margin benefitted from the increased sales volume, resulting in a greater leverage of SG&A expenses as a percentage of sales.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent change
Sales
VIEs, net of intercompany sales eliminations	$—	$2,762	N/M
Corporate and Other	628	817	(23.1)%
Eliminations	(33,475)	(25,954)	(29.0)%

Operating loss
VIEs	—	(204)	N/M
Restructuring	(2,654)	(50)	N/M
Corporate and Other	(8,900)	(7,770)	(14.5)%
N/M – not meaningful

Sales

During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. Eliminations increased in the second quarter of fiscal 2013 as compared to the same period in the prior year due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012.  The increased operating loss was mainly due to higher incentive compensation costs.

The $2.7 million restructuring charge recorded in the second quarter of fiscal 2013 mainly related to fixed asset and inventory writedowns associated with the closure of our lumber processing operation in our Casegoods segment.

Income Taxes

Our effective tax rate for the second quarter of fiscal 2013 was 36.1% compared to 35.6% for the second quarter of fiscal 2012.

Results of Operations
Fiscal 2013 Six Months Compared to Fiscal 2012 Six Months

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent change
Consolidated sales	$623,842	$587,773	6.1%
Consolidated operating income	18,189	15,721	15.7%
Consolidated operating margin	2.9%	2.7%

Sales

Consolidated sales increased $36.1 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due mainly to stronger volume and changes in product mix in fiscal 2013, in addition to the benefit of selling price increases and less promotional activity.

Operating Margin

Our operating margin increased 0.2 percentage points for the first six months of fiscal 2013 compared to the first six months of fiscal 2012.

•
Our gross margin increased 0.3 percentage points in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.  This included the impact of 0.4 percentage points of restructuring charges recorded during the second quarter of fiscal 2013, which mainly related to fixed asset and inventory writedowns associated with the closure of our lumber processing operation in our Casegoods segment.  The impact of these charges was offset by the leveraging of fixed costs resulting from our sales volume increase.

•	SG&A expenses increased 0.1 percentage points in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.
o
We recognized $5.9 million additional incentive compensation expense in the first six months of fiscal 2013 across all segments, or an increase of 0.9 percentage points.  This increase in incentive compensation was due to our continued improvements in sales and operating results for the full fiscal year-to-date period.  As a result, we have three outstanding performance based stock awards, each with three-year performance measurement periods, for which we are recognizing expense in the current period. We expect our compensation expenses to have less of an impact in the second half of the fiscal year as compared to the first half of the year.

o
Marketing costs increased by 0.2 percentage points in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.  We are investing in our future by increasing our marketing spend, which we believe will drive continued sales increases.

o
The increases in incentive compensation and marketing costs were partially offset by an improvement in our accounts receivable collections and a lower required provision for bad debt expense of 0.2 percentage points in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.

o	In addition, increased sales resulted in more favorable absorption of fixed costs.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent change
Sales	$497,629	$458,862	8.4%
Operating income	37,368	32,118	16.3%
Operating margin	7.5%	7.0%

Sales

Our Upholstery Segment’s sales increased $38.8 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.  Increased volume and selling price, in addition to changes in product mix drove the majority of the 8.4% increase in sales.  We believe these improvements were a result of an effective promotional plan which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery Segment’s operating margin increased 0.5 percentage points for the first six months of fiscal 2013 compared to the first six months of fiscal 2012.

•
The segment’s gross margin increased 0.9 percentage points during the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due to a combination of factors, the most significant of which were:

o	Selling price changes as well as changes in product mix resulted in a 1.8 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.0 percentage point decrease in gross margin.
•
The segment’s SG&A increased 0.4 percentage points, mainly due to higher incentive compensation expenses and higher advertising costs in the first six months of fiscal 2013, as well as increased costs related to our ERP implementation. These increased costs were partially offset by a lower provision for bad debts during the first six months of fiscal 2013 as compared to the first six months of fiscal 2012, due to improved collections of our accounts receivable.  Also offsetting the increased costs was favorable absorption of fixed costs resulting from our sales volume increase.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent change
Sales	$69,137	$70,074	(1.3)%
Operating income	2,181	2,519	(13.4)%
Operating margin	3.2%	3.6%

Sales

Our Casegoods Segment’s sales decreased $0.9 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.  The decrease in sales for our Casegoods Segment was primarily a result of a decrease in overall order levels during the first six months of fiscal 2013, partially offset by the impact of selling price increases.

Operating Margin

Our Casegoods Segment’s operating margin declined by 0.4 percentage points in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.

•
The segment’s gross margin increased 0.8 percentage points in the first six months of fiscal 2013 compared to the first six months of fiscal 2012, mainly due to the impact of increased selling prices, as well as a shift to a larger mix of sales of occasional tables, which carry better margins.

•
The segment’s SG&A increased 1.2 percentage points during the first six months of fiscal 2013 as compared to the first six months of fiscal 2012, due mainly to higher incentive compensation costs, which are driven by equity-based awards and consolidated financial performance.  The inability to absorb fixed costs due to the decline in sales volume also contributed to the increased SG&A costs as a percent of sales.

 Retail Segment
(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent change
Sales	$118,317	$101,525	16.5%
Operating loss	(2,563)	(6,061)	57.7%
Operating margin	(2.2)%	(6.0)%

Sales

Our Retail Segment’s sales increased $16.8 million in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.  Of this increase, $2.1 million was due to the acquisition of nine retail stores in the southern Ohio market on October 1, 2012.  The remainder was primarily the result of an increase in traffic during the first six months of fiscal 2013 as compared to the first six months of fiscal 2012, as well as an increase in ticket count and an increase in average sales per ticket.  We attribute these to enhanced effectiveness on the part of our sales staff as well as the continued benefit of our promotional plan which we believe drove a more qualified customer to our stores.

Operating Margin

Our Retail Segment’s operating margin improved 3.8 percentage points in the first six months of fiscal 2013 compared to the first six months of fiscal 2012.  The segment’s operating margin benefitted from the increased sales volume, resulting in a greater leverage of SG&A expenses as a percentage of sales.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	10/27/12	10/29/11	Percent change
Sales
VIEs, net of intercompany sales eliminations	$—	$6,103	N/M
Corporate and Other	1,330	1,411	(5.7)%
Eliminations	(62,571)	(50,202)	(24.6)%

Operating income (loss)
VIEs	—	363	N/M
Restructuring	(2,686)	(166)	N/M
Corporate and Other	(16,111)	(13,052)	(23.4)%
N/M – not meaningful

Sales

During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. Eliminations increased in the first six months of fiscal 2013 as compared to the same period in the prior year due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012.  The increased operating loss was mainly due to higher incentive compensation costs.

The $2.7 million restructuring charge recorded in the second quarter of fiscal 2013 mainly related to fixed asset and inventory writedowns associated with the closure of our lumber processing operation in our Casegoods segment.

Income Taxes

Our effective tax rate for the first six months of fiscal 2013 was 36.5%.  We recorded a substantial tax benefit during the first six months of fiscal 2012 as a result of releasing a portion of the valuation allowance relating to our U.S. federal and state deferred tax assets.  Absent this discrete adjustment, our effective tax rate for the first six months of fiscal 2012 would have been 36.0%.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures.  We had cash and equivalents of $86.6 million at October 27, 2012, compared to $152.4 million at April 28, 2012.  The decrease in cash and equivalents is attributable to investment purchases to enhance our returns on our excess cash, an acquisition of assets,  an increase in restricted cash for letters of credit collateral, and timing of working capital increases.

We have available to us a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts.  Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory.  The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million.  At October 27, 2012, we were not subject to the fixed charge coverage ratio requirement. At October 27, 2012, we had no borrowings outstanding under the agreement, and had excess availability of $141.7 million.

Capital expenditures for the first six months of fiscal 2013 were $11.6 million compared with $8.2 million during the first six months of fiscal 2012.  We have no material contractual commitments outstanding for future capital expenditures.  We expect capital expenditures to be in the range of $25.0 million to $30.0 million in fiscal 2013.

In November 2012, the Board of Directors declared a quarterly cash dividend of $0.04 per share, which approximates $2.0 million in total, on our common stock, payable December 20, 2012 to stockholders of record at the close of business December 10, 2012. We intend to pay regular quarterly cash dividends, subject to Board approval, going forward.

The following table illustrates the main components of our cash flows:

Cash Flows Provided By (Used For)	Six Months Ended
(Unaudited, amounts in thousands)	10/27/12	10/29/11
Operating activities
Net income	$11,527	$53,528
Non-cash add backs including changes in deferred taxes	21,128	(25,982)
Change in working capital	(35,114)	(10,024)
Net cash (used for) provided by operating activities	(2,459)	17,522

Investing activities
Capital expenditures	(11,637)	(8,218)
Purchases of investments	(31,514)	(5,214)
Proceeds from sales of investments	5,684	5,160
Change in restricted cash	(6,931)	—
Acquisitions, net of cash acquired	(15,863)	—
Other investing activities	985	(460)
Net cash used for investing activities	(59,276)	(8,732)

Financing activities
Net decrease in debt	(2,255)	(4,860)
Other financing activities	(1,751)	(1,611)
Net cash used for financing activities	(4,006)	(6,471)

Exchange rate changes	(21)	(48)
Change in cash and equivalents	$(65,762)	$2,271

Operating Activities

During the first six months of fiscal 2013, net cash used for operating activities was $2.5 million. Cash from net income net of non-cash add-backs was $32.6 million, which was offset by cash used for working capital of $35.1 million.  Our cash used for operating activities was mainly due to an increase in inventory in our upholstery segment and the payment of accrued benefits during the first quarter of fiscal 2013, partially offset by a decrease in accounts receivable.  Our increase in inventory was mainly due to a planned increase in fabric and leather raw materials during the first quarter of fiscal 2013, to improve our in-stock position for the fall selling season.

During the first six months of fiscal 2012, net cash provided by operating activities was $17.5 million.  Cash from net income and non-cash add backs were $27.5 million, which was offset by cash used for working capital of $10.0 million.  Our cash provided by operating activities was mainly due to pre-tax income generated during the first six months of fiscal 2012.

Investing Activities

During the first six months of fiscal 2013, net cash used for investing activities was $59.3 million, which consisted primarily of $11.6 million in capital expenditures, a $6.9 million increase in restricted cash, a net $25.8 million in investment purchases, and the acquisition of nine retail stores and a distribution center in the southern Ohio market of $15.9 million, net of cash acquired.  Our restricted cash relates to deposits serving as collateral for certain letters of credit, and $24.9 million of our investment purchases were intended to enhance returns on our excess cash.  Net cash used for investing activities in the first six months of fiscal 2012 was $8.7 million, with the majority relating to capital expenditures.

Financing Activities

During the first six months of fiscal 2013, net cash used for financing activities was $4.0 million compared with $6.5 million in the same period of the prior fiscal year, both primarily related to the repayment of debt and purchases of common stock.

Our board of directors has authorized the purchase of company stock. As of October 27, 2012, 4.6 million shares remained available for purchase pursuant to this authorization.  We purchased 0.3 million shares during the first six months of fiscal 2013, totaling $4.0 million.  With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the second quarter of fiscal 2013 reflected a $1.7 million net liability for uncertain income tax positions.  It is reasonably possible that $0.3 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled.

During the second quarter of fiscal 2013 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2012 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 1.6% at October 27, 2012, and 2.1% at April 28, 2012.  Capitalization is defined as total debt plus total equity.

At October 27, 2012, we had $42.0 million in open purchase orders with foreign casegoods, leather and fabric suppliers.  The majority of our open purchase orders that have not begun production are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 28, 2012.  There were no material changes to our critical accounting policies during the first six months of fiscal 2013.

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

Business Outlook

Although the operating environment for the overall furniture industry remains challenging,  we believe our business model will provide for profitable growth.  We will continue to make strategic investments in our brand advertising campaign, store system and other areas that we deem critical to driving top-line growth, retail profitability and conversion on increased volume. With a vast network of La-Z-Boy branded distribution outlets coupled with a successful advertising campaign and lean manufacturing structure, we are well positioned to capitalize on an improving economy, particularly when housing and consumer confidence strengthen. Hurricane Sandy caused no significant damage to any of our La-Z-Boy Furniture Galleries® stores. However, the impact on our future sales is unknown at this time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2013 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2012.

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

Changes in Internal Control over Financial Reporting.  We are implementing an enterprise resource planning ("ERP") system in our largest operating unit, which is expected to impact our business and financial transaction processes. The implementation is expected to occur in phases over the next several years.  The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses.  There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended October 27, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our risk factors are disclosed in our Form 10-K for the year ended April 28, 2012.  There have been no material changes to our risk factors during the first six months of fiscal 2013, except as noted below.

The second risk factor set forth under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended April 28, 2012, relating to possible impairment of long-lived assets, is amended to read as follows:

Our current retail markets and other markets that we enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets, as well as the  impairment of goodwill or other indefinite-lived intangible assets, if we cannot meet our sales and/or earnings expectations for these markets.

From time to time we acquire retail locations and related assets, remodel and relocate existing stores, and close underperforming stores. Our assets include goodwill and other indefinite-lived intangible assets from past acquisitions, and we may record additional goodwill and other indefinite-lived intangible assets in connection with future acquisitions. Profitability of acquired, remodeled, and relocated stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we cannot meet our sales and/or earnings expectations for these stores, we may incur charges for the impairment of long-lived assets, the impairment of goodwill, or the impairment of other indefinite-lived intangible assets.

ITEM 6.	EXHIBITS

Exhibit Number	Description
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	La-Z-Boy Amendment to Restated Articles of Incorporation effective August 21, 1998
(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008
(3.4)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 24, 2012
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 28, 2012

BY: /s/ Margaret L. Mueller

Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer