Form 10-Q
period 2013-01-26
LA-Z-BOY INC
filed 2013-02-19
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JANUARY 26, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2013
Common Shares, $1.00 par value	52,354,039

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2013

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
(Unaudited, amounts in thousands, except per share data)	1/26/13	1/28/12
Sales	$349,148	$316,515
Cost of sales	235,699	216,724
Gross profit	113,449	99,791
Selling, general and administrative expense	90,171	82,771
Operating income	23,278	17,020
Interest expense	148	274
Interest income	198	138
Income from Continued Dumping and Subsidy Offset Act	—	1,415
Other income (expense), net	2,404	(89)
Income before income taxes	25,732	18,210
Income tax expense	8,569	2,864
Net income	17,163	15,346
Net income attributable to noncontrolling interests	(99)	(388)
Net income attributable to La-Z-Boy Incorporated	$17,064	$14,958

Basic weighted average shares outstanding	52,431	51,811
Basic net income attributable to La-Z-Boy Incorporated per share	$0.32	$0.28

Diluted weighted average shares outstanding	53,401	52,379
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.32	$0.28

Dividends declared per share	$0.04	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/26/13	1/28/12
Sales	$972,990	$904,288
Cost of sales	669,620	627,786
Gross profit	303,370	276,502
Selling, general and administrative expense	261,903	243,761
Operating income	41,467	32,741
Interest expense	512	1,087
Interest income	435	487
Income from Continued Dumping and Subsidy Offset Act	—	1,737
Other income, net	2,495	176
Income before income taxes	43,885	34,054
Income tax expense (benefit)	15,195	(34,820)
Net income	28,690	68,874
Net income attributable to noncontrolling interests	(609)	(510)
Net income attributable to La-Z-Boy Incorporated	$28,081	$68,364

Basic average shares	52,327	51,928
Basic net income attributable to La-Z-Boy Incorporated per share	$0.53	$1.29

Diluted average shares	53,201	52,440
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.52	$1.28

Dividends declared per share	$0.04	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Third Quarter Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12
Net income	$17,163	$15,346
Other comprehensive income (loss)
Currency translation adjustment	302	(393)
Change in fair value of cash flow hedges, net of tax	43	9
Net unrealized gains (losses) on marketable securities, net of tax	(1,973)	34
Net pension amortization, net of tax	470	255
Total other comprehensive income (loss)	(1,158)	(95)
Total comprehensive income before allocation to noncontrolling interests	16,005	15,251
Comprehensive income attributable to noncontrolling interests	(277)	(254)
Comprehensive income attributable to La-Z-Boy Incorporated	$15,728	$14,997

	Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12
Net income	$28,690	$68,874
Other comprehensive income (loss)
Currency translation adjustment	1,252	(459)
Change in fair value of cash flow hedges, net of tax	145	28
Net unrealized losses on marketable securities, net of tax	(2,504)	(611)
Net pension amortization, net of tax	1,416	765
Total other comprehensive income (loss)	309	(277)
Total comprehensive income before allocation to noncontrolling interests	28,999	68,597
Comprehensive income attributable to noncontrolling interests	(793)	(263)
Comprehensive income attributable to La-Z-Boy Incorporated	$28,206	$68,334

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	1/26/13	4/28/12
Current assets
Cash and equivalents	$111,981	$152,370
Restricted cash	9,798	2,861
Receivables, net of allowance of $23,365 at 1/26/13 and $22,705 at 4/28/12	163,224	167,232
Inventories, net	159,060	143,787
Deferred income tax assets – current	22,596	19,081
Other current assets	27,901	14,669
Total current assets	494,560	500,000
Property, plant and equipment, net	120,222	114,366
Goodwill	12,837	—
Other intangible assets	5,173	3,028
Deferred income tax assets – long-term	29,926	33,649
Other long-term assets, net	49,493	34,696
Total assets	$712,211	$685,739

Current liabilities
Current portion of long-term debt	$327	$1,829
Accounts payable	50,369	56,630
Accrued expenses and other current liabilities	96,113	91,300
Total current liabilities	146,809	149,759
Long-term debt	7,302	7,931
Other long-term liabilities	79,287	80,234
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 52,390 outstanding at 1/26/13 and 52,244 outstanding at 4/28/12	52,390	52,244
Capital in excess of par value	237,182	231,332
Retained earnings	213,596	189,609
Accumulated other comprehensive loss	(31,156)	(31,281)
Total La-Z-Boy Incorporated shareholders' equity	472,012	441,904
Noncontrolling interests	6,801	5,911
Total equity	478,813	447,815
Total liabilities and equity	$712,211	$685,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12
Cash flows from operating activities
Net income	$28,690	$68,874
Adjustments to reconcile net income to cash provided by (used for) operating activities
Loss (gain) on disposal of assets	(36)	119
Gain on sale of investments	(2,866)	(315)
Gain on deconsolidation of VIE	—	(1,125)
Deferred income tax benefit	(745)	(48,042)
Restructuring	2,716	222
Provision for doubtful accounts	1,009	3,115
Depreciation and amortization	17,111	18,054
Stock-based compensation expense	8,198	4,295
Pension plan contributions	(3,480)	(2,790)
Change in receivables	2,457	2,548
Change in inventories	(12,355)	2,203
Change in other assets	(5,396)	1,972
Change in payables	(6,261)	(785)
Change in other liabilities	4,410	7,511
Net cash provided by operating activities	33,452	55,856

Cash flows from investing activities
Proceeds from disposal of assets	1,484	257
Capital expenditures	(21,792)	(11,518)
Purchases of investments	(36,353)	(6,462)
Proceeds from sales of investments	12,658	6,429
Cash effects on deconsolidation of VIE	—	(971)
Acquisitions, net of cash acquired	(15,832)	—
Change in restricted cash	(6,937)	—
Other	—	(685)
Net cash used for investing activities	(66,772)	(12,950)

Cash flows from financing activities
Payments on debt	(2,372)	(5,708)
Payments for debt issuance costs	—	(568)
Stock issued for stock and employee benefit plans	1,528	718
Excess tax benefit on stock option exercises	1,117	—
Purchases of common stock	(5,217)	(4,517)
Dividends paid	(2,119)	—
Net cash used for financing activities	(7,063)	(10,075)

Effect of exchange rate changes on cash and equivalents	(6)	(19)
Change in cash and equivalents	(40,389)	32,812
Cash and equivalents at beginning of period	152,370	115,262
Cash and equivalents at end of period	$111,981	$148,074

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 30, 2011	$51,909	$222,339	$105,872	$(18,804)	$2,824	$364,140
Comprehensive income (loss)
Net income			87,966		942
Unrealized loss on marketable securities arising during the period (net of tax of $0.0 million)				(7)
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.2 million)				(324)
Translation adjustment				35	(167)
Change in fair value of cash flow hedge				28
Net pension amortization and net actuarial loss (net of tax of $7.5 million)				(12,209)
Total comprehensive income						76,264
Stock issued for stock and employee benefit plans, net of cancellations	835	4,011	(509)			4,337
Purchases of common stock	(500)	(958)	(3,721)			(5,179)
Stock option and restricted stock expense		5,717	1			5,718
Tax benefit from exercise of options		223				223
Change in noncontrolling interest upon deconsolidation of VIE and other changes in noncontrolling interests					2,312	2,312
At April 28, 2012	$52,244	$231,332	$189,609	$(31,281)	$5,911	$447,815
Comprehensive income (loss)
Net income			28,081		609
Unrealized gain on marketable securities arising during the period (net of tax of $0.0 million)				362
Reclassification adjustment for gain on marketable securities included in net income (net of tax of $0.0 million)				(2,866)
Currency translation adjustment				1,068	184
Change in fair value of cash flow hedges (net of tax of $0.1 million)				145
Net pension amortization (net of tax of $0.9 million)				1,416
Total comprehensive income						28,999
Stock issued for stock and employee benefit plans, net of cancellations	528	763	(1,368)			(77)
Purchases of common stock	(382)	(4,228)	(607)			(5,217)
Stock option and restricted stock expense		8,198				8,198
Tax benefit from exercise of options		1,117				1,117
Dividends Paid			(2,119)			(2,119)
Change in noncontrolling interests					97	97
At January 26, 2013	$52,390	$237,182	$213,596	$(31,156)	$6,801	$478,813

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

Additionally, our consolidated financial statements for periods prior to January 28, 2012, include the accounts of certain entities in which we held a controlling interest based on exposure to economic risks and potential rewards (variable interests) for the periods in which we were the primary beneficiary. Since January 28, 2012, we have not had any such arrangements where we were the primary beneficiary. At April 28, 2012, we had significant interests in three independent La-Z-Boy Furniture Galleries® dealers for which we determined we were not the primary beneficiary. Our total unreserved exposure related to these dealers at April 28, 2012, was $2.3 million. During the quarter ended January 26, 2013, one of these dealers significantly reduced its past due accounts receivable balance owed to us, and we therefore no longer have a significant interest in this dealer. At January 26, 2013, we had no unreserved exposure related to the two remaining dealers. We have not provided additional financial or other support to these two dealers during the first nine months of fiscal 2013 other than the extension of credit on the sale of our product, and we have no obligations or commitments to provide further support.

Certain prior year information has been reclassified to be comparable to the current year presentation.

Note 2: Acquisitions

In the second quarter of fiscal 2013, we acquired the assets of La-Z Recliner Shops, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores and one distribution center in the southern Ohio market, for $17.4 million comprised of cash and the forgiveness of accounts payable. The nine stores were included in our Retail segment results upon acquisition.

Prior to this acquisition, we had licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio market to La-Z Recliner Shops, Inc. The effective settlement of this arrangement resulted in no settlement gain or loss as the contractual terms were at market value. As a result of the acquisition we have reacquired the right (a part of which relates to the use of associated trademarks and trade name in southern Ohio) to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio market. We recorded an indefinite-lived intangible asset of $2.2 million related to this reacquired right. We also recognized $12.8 million of goodwill, which represents the purchase price in excess of the net assets acquired. The goodwill and other intangible assets were recorded in the Retail segment and will be amortized and deducted for federal income tax purposes over 15 years.

The purchase price allocations were based on fair values at the date of acquisition and are summarized in the following table:

As of
(Unaudited, amounts in thousands)	10/1/12
Current assets	$4,260
Goodwill	12,837
Other intangible assets	2,145
Property, plant, and equipment, net	336
Total assets acquired	19,578

Current liabilities	(2,199)

Net assets acquired	$17,379

The impact of this acquisition on our results of operations was not material, and as such, pro forma financial information is not presented.

Note 3: Allowance for Credit Losses

As of January 26, 2013, we had gross notes receivable of $8.6 million outstanding from nine customers, with a corresponding allowance for credit losses of $1.5 million. We have collateral from these customers in the form of inventory and/or real estate to support the net carrying value of these notes. We do not accrue interest income on these notes receivable, but we record interest income when it is received. Of the $8.6 million in notes receivable as of January 26, 2013, $1.2 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet. The remainder of the notes receivable and the entire allowance for credit losses were categorized as other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the quarter and nine months ended January 26, 2013, and January 28, 2012:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12	1/26/13	1/28/12
Beginning balance	$1,481	$2,283	$1,537	$2,067
Recoveries	(17)	—	(73)	(18)
Write-offs	—	—	—	(15)
Provision for credit losses	—	—	—	283
Currency effect	—	(52)	—	(86)
Ending balance	$1,464	$2,231	$1,464	$2,231

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/26/13	4/28/12
Raw materials	$80,092	$74,081
Work in process	12,869	11,318
Finished goods	96,291	88,580
FIFO inventories	189,252	173,979
Excess of FIFO over LIFO	(30,192)	(30,192)
Inventories, net	$159,060	$143,787

Note 5: Investments

Our consolidated balance sheet at January 26, 2013, included $6.4 million of available-for-sale investments and $1.2 million of trading securities in other current assets and $26.1 million of available-for-sale investments in other long-term assets. Available-for-sale investments of $10.2 million and trading securities of $1.0 million were included in other long-term assets in our consolidated balance sheet at April 28, 2012. At January 26, 2013, $22.4 million of these investments were to enhance returns on our cash. The remaining investments of $11.3 million at January 26, 2013, and our fiscal 2012 investments were designated to fund future obligations of our non-qualified defined benefit retirement plan and our executive non-qualified deferred compensation plan. All unrealized gains and losses in the tables below relate to available-for-sale investments and were included in accumulated other comprehensive loss within our consolidated statement of changes in equity because none of them were considered other-than-temporary during fiscal 2013 or fiscal 2012. If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at January 26, 2013, and April 28, 2012:

As of January 26, 2013
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$446	$(57)	$6,426
Fixed income	127	(18)	25,619
Mutual funds	—	—	1,233
Other	—	—	425
Total securities	$573	$(75)	$33,703

As of April 28, 2012
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,806	$(83)	$7,237
Fixed income	102	(7)	2,850
Mutual funds	—	—	950
Other	—	—	163
Total securities	$2,908	$(90)	$11,200

The following table summarizes sales of available-for-sale securities:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12	1/26/13	1/28/12
Proceeds from sales	$6,973	$1,265	$11,881	$4,475
Gross realized gains	2,163	92	3,008	546
Gross realized losses	(106)	(6)	(142)	(41)

The fair value of fixed income available-for-sale securities by contractual maturity was $6.3 million within one year, $17.7 million within two to five years, $1.0 million within six to ten years and $0.6 million thereafter.

Note 6: Pension Plans

Net periodic pension costs were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12	1/26/13	1/28/12
Service cost	$308	$278	$924	$833
Interest cost	1,331	1,391	3,993	4,173
Expected return on plan assets	(1,714)	(1,705)	(5,142)	(5,115)
Net amortization	756	409	2,268	1,227
Net periodic pension cost	$681	$373	$2,043	$1,118

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

A reconciliation of the changes in our product warranty liability for the quarter and nine months ended January 26, 2013, and January 28, 2012, is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12	1/26/13	1/28/12
Balance as of the beginning of the period	$14,313	$13,818	$14,327	$13,854
Accruals during the period	4,143	3,388	11,050	10,610
Settlements during the period	(3,692)	(3,487)	(10,613)	(10,745)
Balance as of the end of the period	$14,764	$13,719	$14,764	$13,719

As of January 26, 2013, and April 28, 2012, $8.2 million of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the grants made during the first nine months of fiscal 2013:

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

Total stock-based compensation expense recognized in the consolidated statement of income was $1.6 million and $9.4 million for the third quarter and first nine months of fiscal 2013, respectively, compared to $1.4 million and $4.5 million for the third quarter and first nine months of fiscal 2012, respectively. During the third quarter and first nine months of fiscal 2013, expenses of $1.3 million and $8.2 million were recognized for equity-based awards and expenses of $0.3 million and $1.2 million were recognized for liability-based awards, respectively. During the third quarter and first nine months of fiscal 2012, $1.0 million and $4.3 million of expense was recognized for equity-based awards and $0.4 million and $0.2 million of expense was recognized for liability-based awards, respectively.

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

The fair value of the SARs granted during the first quarter of fiscal 2013 were remeasured at January 26, 2013, using the following assumptions:

(Unaudited)	1/26/13
Risk-free interest rate	0.70%
Dividend rate	1.0%
Expected life in years	4.5
Stock price volatility	84.7%
Fair value per share	$10.17

Restricted Stock Units. We granted 0.2 million restricted stock units to employees during the first quarter of fiscal 2013. These units are accounted for as liability-based awards because upon vesting these awards will be paid in cash. Compensation expense is initially measured and recognized based on the market price (intrinsic value) of our common stock on the grant date and amortized over the vesting period. The liability is remeasured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of the restricted stock units at January 26, 2013, was $15.74. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

During the second quarter of fiscal 2013, we granted less than 0.1 million restricted stock units to our non-employee directors. These units are offered at no cost to the directors and vest upon the director’s leaving the board. These awards will be paid in shares of our common stock and we therefore account for them as equity based awards. Compensation expense for these awards is measured and recognized on the grant date based on the market price of our common shares at the date the grant was awarded which was $13.99.

Performance Awards. During the first quarter of fiscal 2013, we granted 0.1 million performance-based units and 0.1 million performance-based shares, both of which have performance (80% of grants) and market-based (20% of grants) vesting provisions. The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial goals over a specific performance period, which is generally three fiscal years. These performance awards are offered at no cost to the employees.

The performance-based units are accounted for as liability-based awards because upon vesting they will be paid in cash. For performance-based units that vest based on performance conditions, the fair value of the award was $15.74, which was the market value of our common shares on the last day of the reporting period, and compensation cost is expensed based on the probability that the performance goals will be obtained. For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period. The liability for these units is remeasured and adjusted based on the common stock price and the Monte Carlo valuation at the end of each reporting period until paid. Based on the Monte Carlo valuation, the fair value of the performance-based units that vest based on market conditions was $20.85 at January 26, 2013.

The performance-based shares are accounted for as equity-based awards because upon vesting they will be settled in common shares. The grant date fair value of performance-based shares is expensed over the service period. For performance-based shares that vest based on performance conditions, the fair value of the award was $11.97 which was the market value of our common shares on the date of grant, and compensation cost is expensed based on the probability that the performance goals will be obtained. For performance-based shares that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the date of grant, and compensation cost is expensed over the vesting period, regardless of the ultimate vesting of the award, similar to the expensing of a stock option award. The fair value for the performance-based shares that vest based on market conditions, as determined by the Monte Carlo valuation, was $15.41 at the grant date.

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

Retail Segment. The Retail segment consists of 97 company-owned La-Z-Boy Furniture Galleries® stores in 11 primary markets. During the second quarter of fiscal 2013, we acquired nine La-Z-Boy Furniture Galleries® stores in the southern Ohio market that were previously independently owned and operated. The Retail segment sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

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

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12	1/26/13	1/28/12
Sales
Upholstery segment:
Sales to external customers	$245,365	$222,265	$684,214	$633,479
Intersegment sales	34,622	27,083	93,402	74,731
Upholstery segment sales	279,987	249,348	777,616	708,210
Casegoods segment:
Sales to external customers	30,496	32,735	95,841	100,255
Intersegment sales	2,115	1,493	5,907	4,047
Casegoods segment sales	32,611	34,228	101,748	104,302

Retail segment sales	72,772	58,387	191,089	159,912
VIEs, net of intercompany sales eliminations	—	2,737	—	8,840
Corporate and Other	515	391	1,845	1,802
Eliminations	(36,737)	(28,576)	(99,308)	(78,778)
Consolidated sales	$349,148	$316,515	$972,990	$904,288

Operating Income (Loss)
Upholstery segment	$28,375	$22,603	$65,743	$54,721
Casegoods segment	200	1,840	2,381	4,359
Retail segment	2,668	(646)	105	(6,707)
VIEs	—	596	—	959
Restructuring	(30)	(56)	(2,716)	(222)
Corporate and Other	(7,935)	(7,317)	(24,046)	(20,369)
Consolidated operating income	$23,278	$17,020	$41,467	$32,741

Note 10: Income Taxes

Our effective tax rate for the third quarter of fiscal 2013 was 33.3% compared to 15.7% for the third quarter of fiscal 2012. The effective rate for the third quarter of fiscal 2013 was positively impacted by discrete items of $1.1 million. Of this total, $1.0 million related to the non-taxable book gain on the sale of investments. Absent the discrete adjustments, the effective rate for the quarter would have been 37.7%. The effective tax rate for the third quarter of fiscal 2012 was reduced by 19.4 percentage points mainly due to the impact of adjusting the valuation allowance on certain deferred tax assets of $2.8 million and other discrete items of $0.8 million. Absent these adjustments, the effective tax rate for the third quarter of fiscal 2012 would have been 35.1%.

Our effective tax rate for the first nine months of fiscal 2013 was 34.6% compared to (102.2)% for the first nine months of fiscal 2012. The effective rate for the first nine months of fiscal 2013 was positively impacted by discrete items of $1.1 million. Of this total, $1.0 million related to the non-taxable book gain on the sale of investments. Absent the discrete adjustments, the effective rate for the first nine months of fiscal 2013 would have been 37.2%. During the first nine months of fiscal 2012 we recorded a substantial tax benefit as a result of releasing a portion of the valuation allowance relating to U.S. federal and state deferred tax assets. Absent this adjustment, our effective tax rate for the first nine months of fiscal 2012 would have been 35.5%.

Our consolidated balance sheet at the end of the third quarter of fiscal 2013 reflected a $1.4 million liability for uncertain income tax positions. The balance will be paid or released as tax audits are completed or settled.

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12	1/26/13	1/28/12
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$17,064	$14,958	$28,081	$68,364
Income allocated to participating securities	(218)	(275)	(401)	(1,296)
Net income available to common shareholders	$16,846	$14,683	$27,680	$67,068

Denominator:
Basic weighted average common shares outstanding	52,431	51,811	52,327	51,928
Add:
Contingent common shares	438	—	345	—
Stock option dilution	532	568	529	512
Diluted weighted average common shares outstanding	53,401	52,379	53,201	52,440

There were outstanding options to purchase 0.2 million shares for the quarter and nine months ended January 26, 2013, with a weighted average exercise price of $20.74, and outstanding options to purchase 0.7 million shares for the quarter and nine months ended January 28, 2012, with a weighted average exercise price of $16.37. We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at January 26, 2013, and April 28, 2012:

As of January 26, 2013	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,484	$30,986	$—
Trading securities	—	1,233	—
Total	$1,484	$32,219	$—
(a)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

As of April 28, 2012	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$2,886	$7,364	$—
Trading securities	—	950	—
Total	$2,886	$8,314	$—
(b)	There were no transfers between Level 1 and Level 2 during fiscal 2012.

At January 26, 2013, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive non-qualified deferred compensation plan. At April 28, 2012, we held available-for-sale marketable securities designated to fund future obligations of our non-qualified defined benefit retirement plan and trading securities to fund future obligations of our executive non-qualified deferred compensation plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 13: Recent Accounting Pronouncements

In June 2012, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to testing indefinite-lived assets for impairment. The guidance allows companies, at their option, to perform a qualitative assessment of indefinite-lived assets to determine if it is more likely than not that the fair value of the asset exceeds its carrying value. If analysis of the qualitative factors results in the fair value of the indefinite-lived asset exceeding the carrying value, then performing the quantitative assessment is not required. This guidance will be effective for our fiscal year 2014 financial statements and is not currently expected to have a material impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance amends the Comprehensive Income reporting standards to require items that are reclassified in their entirety to net income from AOCI in the same reporting period to be reported separately from other amounts in OCI. These amounts may be disclosed on the face of the financial statements where net income is presented or in the notes to the financial statements. The guidance does not amend any existing disclosures around net income or OCI, it is only intended to improve the transparency of items in OCI. This guidance will be effective for our fourth quarter fiscal year 2013 financial statements and is not currently expected to have a material impact on our consolidated financial statements.

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

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores. The centerpiece of our retail distribution strategy is our network of 316 La-Z-Boy Furniture Galleries® stores and 558 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 97 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 558 Comfort Studios® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studios® locations, our Kincaid, England and Lea operating units have their own dedicated in-store gallery programs with over 745 outlets and 4.0 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 11.4 million square feet.

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

•
Retail Segment. Our Retail segment consists of 97 company-owned La-Z-Boy Furniture Galleries® stores located in 11 markets ranging from the Midwest to the east coast of the United States and also including southeastern Florida and southern California. During the second quarter of fiscal 2013, we acquired nine La-Z-Boy Furniture Galleries® stores in the southern Ohio market that were previously independently owned and operated. The Retail segment primarily sells upholstered furniture, as well as some casegoods and other accessories, to end consumers through the retail network.

Significant Operational Events in the First Nine Months of Fiscal 2013

During the second quarter of fiscal 2013, we acquired the assets of La-Z Recliner Shops, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores and one distribution center in the southern Ohio market, for $17.4 million. Also during the second quarter of fiscal 2013, we recorded a restructuring charge of $2.7 million, mainly related to fixed asset and inventory writedowns resulting from the closure of our lumber processing operation in our Casegoods segment. As a result of this restructuring, we will no longer process component lumber parts for our domestically produced Casegoods furniture and will instead outsource all component lumber parts.

Our Retail segment achieved a positive operating margin for the third quarter ended January 26, 2013. This also marked the 16th consecutive quarter of year-over-year performance improvement in our Retail segment.

Results of Operations
Fiscal 2013 Third Quarter Compared to Fiscal 2012 Third Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent Change
Consolidated sales	$349,148	$316,515	10.3%
Consolidated operating income	23,278	17,020	36.8%
Consolidated operating margin	6.7%	5.4%

Sales

Consolidated sales increased $32.6 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due mainly to the combination of stronger volume, favorable changes in product mix, and the benefit of selling price increases and less promotional activity.

Operating Margin

Our operating margin increased 1.3 percentage points for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

•
Our gross margin increased 1.0 percentage points in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Improvements in gross margin in our Upholstery and Retail segments drove this increase.

•
SG&A expenses decreased 0.3 percentage points in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. This improvement was primarily driven by the favorable absorption of fixed costs resulting from our sales volume increase.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent Change
Sales	$279,987	$249,348	12.3%
Operating income	28,375	22,603	25.5%
Operating margin	10.1%	9.1%

Sales

Our Upholstery segment’s sales increased $30.6 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Increased volume and selling prices, in addition to favorable changes in product mix drove the majority of the 12.3% increase in sales. We believe the increase in orders was a result of an effective marketing plan that led to greater customer awareness of our improved product value and styling, which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased 1.0 percentage points for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

•
The segment’s gross margin increased 0.8 percentage points during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due to a combination of factors, the most significant of which were:

o	Selling price changes as well as favorable changes in product mix resulted in a 1.5 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.1 percentage point decrease in gross margin.
o	The remainder of the change in gross margin was due primarily to favorable absorption of our plant fixed costs resulting from our sales volume increase.

•	The segment’s SG&A decreased 0.2 percentage points, mainly due to favorable absorption of fixed costs resulting from our sales volume increase.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent change
Sales	$32,611	$34,228	(4.7)%
Operating income	200	1,840	(89.1)%
Operating margin	0.6%	5.4%

Sales

Our Casegoods segment’s sales decreased $1.6 million in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. Our casegoods sales continue to be weak in the third quarter of fiscal 2013.

Operating Margin

Our Casegoods segment’s operating margin decreased 4.8 percentage points in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

•
The segment’s gross margin decreased 3.3 percentage points in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Gross margin was negatively impacted by 4.5 percentage points due to a charge taken this quarter for a probable adjustment to our import duties, combined with a decline in volume which resulted in an inability to absorb fixed costs. Partially offsetting these declines was an increase in gross margin due to a shift to a larger mix of sales of occasional tables, which carry better margins.

•	The segment’s SG&A costs as a percent of sales increased 1.5 percentage points in the third quarter of fiscal 2013 primarily due to lower absorption of fixed costs due to the decline in sales volume.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent change
Sales	$72,772	$58,387	24.6%
Operating income (loss)	2,668	(646)	513.0%
Operating margin	3.7%	(1.1)%

Sales

Our Retail segment’s sales increased $14.4 million in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Of this increase, $8.4 million was due to the acquisition of nine retail stores in the southern Ohio market on October 1, 2012. The remainder of the increase in sales was the result of improvements across most of the key sales metrics.

Operating Margin

Our Retail segment’s operating margin improved 4.8 percentage points in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, and resulted in the segment generating a positive operating margin for the quarter.

•	The segment’s gross margin benefitted from selling price increases and lower promotional activity.
•	The segment’s operating margin benefitted from the increased sales volume, resulting in a greater leverage of SG&A expenses as a percentage of sales.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent change
Sales
VIEs, net of intercompany sales eliminations	$—	$2,737	N/M
Corporate and Other	515	391	32.1%
Eliminations	(36,737)	(28,576)	(28.6)%

Operating income (loss)
VIEs	—	596	N/M
Restructuring	(30)	(56)	46.4%
Corporate and Other	(7,935)	(7,317)	(8.4)%
N/M – not meaningful

Sales

During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. Eliminations increased in the third quarter of fiscal 2013 as compared to the same period in the prior year due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 mainly due to a gain recognized on the deconsolidation of our last VIE of $1.1 million during the third quarter of fiscal 2012.

Other Income (Expense)

Other income totaled $2.4 million during the third quarter of fiscal 2013 as compared to other expense in the third quarter of fiscal 2012 of $0.1 million. The other income generated in the third quarter of fiscal 2013 primarily resulted from gains realized on the sales of investments held to fund our non-qualified defined benefit retirement plan.

Income Taxes

Our effective tax rate for the third quarter of fiscal 2013 was 33.3% compared to 15.7% for the third quarter of fiscal 2012. The effective rate for the third quarter of fiscal 2013 was positively impacted by discrete items of $1.1 million. Of this total, $1.0 million related to the non-taxable book gain on the sale of investments. Absent the discrete adjustments, the effective rate for the quarter would have been 37.7%. The effective tax rate for the third quarter of fiscal 2012 was reduced by 19.4 percentage points mainly due to the impact of adjusting the valuation allowance on certain deferred tax assets of $2.8 million and other discrete items of $0.8 million. Absent these adjustments, the effective tax rate for the third quarter of fiscal 2012 would have been 35.1%.

Results of Operations
Fiscal 2013 Nine Months Compared to Fiscal 2012 Nine Months

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent change
Consolidated sales	$972,990	$904,288	7.6%
Consolidated operating income	41,467	32,741	26.7%
Consolidated operating margin	4.3%	3.6%

Sales

Consolidated sales increased $68.7 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due mainly to the combination of stronger volume, favorable changes in product mix, and the benefit of selling price increases and less promotional activity.

Operating Margin

Our operating margin increased 0.7 percentage points for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

•
Our gross margin increased 0.6 percentage points in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. This included the impact of 0.3 percentage points of restructuring charges recorded during the second quarter of fiscal 2013, which mainly related to fixed asset and inventory writedowns associated with the closure of our lumber processing operation in our Casegoods segment. The impact of these charges was offset by the leveraging of fixed costs resulting from our sales volume increase.

•	SG&A expenses as a percentage of sales decreased 0.1 percentage points in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.
o	Increased sales resulted in favorable absorption of fixed costs.
o
Offsetting the favorable fixed cost absorption was $6.9 million of additional incentive compensation expense in the first nine months of fiscal 2013 across all segments, or an increase of 0.7 percentage points. This increase in incentive compensation was due to our continued improvements in sales and operating results for the full fiscal year-to-date period. As a result, we have three outstanding performance based stock awards, each with three-year performance measurement periods, for which we are recognizing expense in the first nine months of fiscal 2013. Most of this impact affected the first two quarters of this fiscal year.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent change
Sales	$777,616	$708,210	9.8%
Operating income	65,743	54,721	20.1%
Operating margin	8.5%	7.7%

Sales

Our Upholstery segment’s sales increased $69.4 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Increased volume and selling price, in addition to favorable changes in product mix drove the majority of the 9.8% increase in sales. We believe the increase in orders was a result of an effective marketing plan that led to greater customer awareness of our improved product value and styling, which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased 0.8 percentage points for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

•
The segment’s gross margin increased 0.9 percentage points during the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due to a combination of factors, the most significant of which were:

o	Selling price changes as well as changes in product mix resulted in a 1.7 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.0 percentage point decrease in gross margin.
•
The segment’s SG&A increased 0.1 percentage points, mainly due to higher incentive compensation expenses in the first nine months of fiscal 2013, as well as increased costs related to our ERP implementation. These increased costs were partially offset by favorable absorption of fixed costs resulting from our sales volume increase.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent change
Sales	$101,748	$104,302	(2.4)%
Operating income	2,381	4,359	(45.4)%
Operating margin	2.3%	4.2%

Sales

Our Casegoods segment’s sales decreased $2.6 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Our casegoods sales continue to be weak during the first nine months of fiscal 2013. This impact was partially offset by the impact of selling price increases.

Operating Margin

Our Casegoods segment’s operating margin declined by 1.9 percentage points in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

•
The segment’s gross margin decreased 0.5 percentage points in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Gross margin was negatively impacted by 1.5 percentage points due to a charge taken in the third quarter of fiscal 2013 for a probable adjustment to our import duties. Partially offsetting these declines was an increase in gross margin due to a shift to a larger mix of sales of occasional tables, which carry better margins.

•
The segment’s SG&A increased 1.4 percentage points during the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012, due mainly to higher incentive compensation costs, which are driven by equity-based awards and consolidated financial performance. The inability to absorb fixed costs due to the decline in sales volume also contributed to the increased SG&A costs as a percent of sales.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent change
Sales	$191,089	$159,912	19.5%
Operating loss	105	(6,707)	101.6%
Operating margin	0.1%	(4.2)%

Sales

Our Retail segment’s sales increased $31.2 million in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. Of this increase, $10.5 million was due to the acquisition of nine retail stores in the southern Ohio market on October 1, 2012. The remainder of the increase in sales was the result of improvements across most of the key sales metrics.

Operating Margin

Our Retail segment’s operating margin improved 4.3 percentage points in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.

•	The segment’s gross margin benefitted from selling price increases and lower promotional activity.
•	Increased sales volume contributed to a higher operating margin, through greater leveraging of SG&A expenses as a percentage of sales.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	1/26/13	1/28/12	Percent change
Sales
VIEs, net of intercompany sales eliminations	$—	$8,840	N/M
Corporate and Other	1,845	1,802	2.4%
Eliminations	(99,308)	(78,778)	(26.1)%

Operating income (loss)
VIEs	—	959	N/M
Restructuring	(2,716)	(222)	N/M
Corporate and Other	(24,046)	(20,369)	(18.1)%
N/M – not meaningful

Sales

During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary. Eliminations increased in the first nine months of fiscal 2013 as compared to the same period in the prior year due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. The increased operating loss was mainly due to higher incentive compensation costs in fiscal 2013 as compared to fiscal 2012, as well as a gain recognized on the deconsolidation of our last VIE of $1.1 million during the third quarter of fiscal 2012.

The $2.7 million restructuring charge recorded in the first nine months of fiscal 2013 mainly related to fixed asset and inventory writedowns associated with the closure of our lumber processing operation in our Casegoods segment.

Other Income

Other income totaled $2.5 million during fiscal 2013 as compared to $0.2 million in fiscal 2012. The other income generated in fiscal 2013 primarily resulted from gains realized on the sales of investments held to fund our non-qualified defined benefit retirement plan.

Income Taxes

Our effective tax rate for the first nine months of fiscal 2013 was 34.6% compared to (102.2)% for the first nine months of fiscal 2012. The effective rate for the first nine months of fiscal 2013 was positively impacted by discrete items of $1.1 million. Of this total, $1.0 million related to the non-taxable book gain on the sale of investments. Absent the discrete adjustments, the effective rate for the first nine months of fiscal 2013 would have been 37.2%. During the first nine months of fiscal 2012 we recorded a substantial tax benefit as a result of releasing a portion of the valuation allowance relating to U.S. federal and state deferred tax assets and other discrete items. Absent this adjustment, our effective tax rate for the first nine months of fiscal 2012 would have been 35.5%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $112.0 million at January 26, 2013, compared to $152.4 million at April 28, 2012. The decrease in cash and equivalents is primarily attributable to investment purchases to enhance our returns on our excess cash, acquisition of assets, and an increase in restricted cash for letters of credit collateral.

We have available to us a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million. At January 26, 2013, we were not subject to the fixed charge coverage ratio requirement. At January 26, 2013, we had no borrowings outstanding under the agreement, and had excess availability of $140.4 million.

Capital expenditures for the first nine months of fiscal 2013 were $21.8 million compared with $11.5 million during the first nine months of fiscal 2012. We have no material contractual commitments outstanding for future capital expenditures. We currently anticipate capital expenditures to be in the range of $27.0 million to $30.0 million in fiscal 2013.

In February 2013, our board of directors declared a quarterly cash dividend of $0.04 per share, which approximates $2.0 million in total, payable March 8, 2013, to shareholders of record at the close of business March 1, 2013. The board of directors has sole authority to determine if and when future dividends will be declared and on what terms. It currently expects to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/26/13	1/28/12
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$33,452	$55,856
Net cash used for investing activities	(66,772)	(12,950)
Net cash used for financing activities	(7,063)	(10,075)
Exchange rate changes	(6)	(19)
Change in cash and equivalents	$(40,389)	$32,812

Operating Activities

During the first nine months of fiscal 2013, net cash provided by operating activities was $33.5 million. Cash from net income net of the change in deferred taxes, depreciation and amortization and stock-based compensation expense was $53.3 million, which was offset by cash used for working capital of $17.1 million. The increase in working capital was mainly the result of increased inventory to support our sales growth. Our cash provided by operating activities was mainly the result of pre-tax income generated during the first nine months of fiscal 2013.

During the first nine months of fiscal 2012, net cash provided by operating activities was $55.9 million. Cash from net income net of the change in deferred taxes, depreciation and amortization and stock-based compensation expense was $43.2 million. Additionally, cash provided by working capital was $13.4 million. Our cash provided by operating activities was mainly due to pre-tax income generated during the first nine months of fiscal 2012.

Investing Activities

During the first nine months of fiscal 2013, net cash used for investing activities was $66.8 million, which consisted primarily of $21.8 million in capital expenditures, a $6.9 million increase in restricted cash, a net $23.7 million in investment purchases, and the acquisition of nine retail stores and a distribution center in the southern Ohio market of $15.8 million, net of cash acquired. Our restricted cash relates to deposits serving as collateral for certain letters of credit, and $22.6 million of our investment purchases were intended to enhance returns on our excess cash. Net cash used for investing activities in the first nine months of fiscal 2012 was $13.0 million, with the majority relating to capital expenditures.

Financing Activities

During the first nine months of fiscal 2013, net cash used for financing activities was $7.1 million compared with $10.1 million in the same period of the prior fiscal year, both primarily related to the repayment of debt and purchases of common stock. Cash used in fiscal 2013 also reflected payment of a quarterly dividend.

Our board of directors has authorized the purchase of company stock. As of January 26, 2013, 4.5 million shares remained available for purchase pursuant to this authorization. We purchased 0.4 million shares during the first nine months of fiscal 2013, totaling $5.2 million. During the third quarter of fiscal 2013, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan expires at the close of business on February 28, 2013. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the third quarter of fiscal 2013 reflected a $1.4 million net liability for uncertain income tax positions. It is reasonably possible that less than $0.1 million of this liability will be settled within the next 12 months. The remaining balance will be paid or released as tax audits are completed or settled.

During the third quarter of fiscal 2013 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2012 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 1.6% at January 26, 2013, and 2.1% at April 28, 2012. Capitalization is defined as total debt plus total equity.

At January 26, 2013, we had $46.4 million in open purchase orders with foreign casegoods, leather and fabric suppliers. The majority of our open purchase orders that have not begun production are cancelable.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 28, 2012. There were no material changes to our critical accounting policies during the first nine months of fiscal 2013.

Recent Accounting Pronouncements

In June 2012, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to testing indefinite-lived assets for impairment. The guidance allows companies, at their option, to perform a qualitative assessment of indefinite-lived assets to determine if it is more likely than not that the fair value of the asset exceeds its carrying value. If analysis of the qualitative factors results in the fair value of the indefinite-lived asset exceeding the carrying value, then performing the quantitative assessment is not required. This guidance will be effective for our fiscal year 2014 financial statements and is not currently expected to have a material impact on our consolidated financial statements.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The guidance amends the Comprehensive Income reporting standards to require items that are reclassified in their entirety to net income from AOCI in the same reporting period to be reported separately from other amounts in OCI. These amounts may be disclosed on the face of the financial statements where net income is presented or in the notes to the financial statements. The guidance does not amend any existing disclosures around net income or OCI, it is only intended to improve the transparency of items in OCI. This guidance will be effective for our fourth quarter fiscal year 2013 financial statements and is not currently expected to have a material impact on our consolidated financial statements.

Business Outlook

We are quite pleased with the trends we are seeing in our business. The improving housing market, coupled with what is historically our strongest volume period, makes us cautiously optimistic as we move into the fourth quarter. The La-Z-Boy brand is the strongest in the industry, our network of La-Z-Boy branded distribution outlets is vast and our operating platform is efficient. We are confident we have the right business model in place to drive growth and increased profitability and will continue to make strategic investments to support those objectives.

In late October 2012, Hurricane Sandy made landfall in the northeastern United States. There was no significant damage to any of our company-owned La-Z-Boy Furniture Galleries® stores, and at the present time we do not believe that there will be a material impact to our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2013 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2012.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning ("ERP") system in our largest operating unit, which is expected to impact our business and financial transaction processes. The implementation is expected to occur in phases over the next several years. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 26, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our risk factors are disclosed in our Form 10-K for the year ended April 28, 2012. There have been no material changes to our risk factors during the first nine months of fiscal 2013, except as disclosed in our Form 10-Q for the quarter ended October 27, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of January 26, 2013, 4.5 million shares remained available for purchase pursuant to this authorization. We purchased 0.4 million shares during the first nine months of fiscal 2013, totaling $5.2 million. During the third quarter of fiscal 2013, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan expires at the close of business on February 28, 2013. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. With the cash flows we anticipate generating in fiscal 2013 we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended January 26, 2013:

(Amounts in thousands except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 28 – December 1, 2012)	1	$16.18	—	4,853
Fiscal December (December 2 – December 29, 2012)	35	$14.04	35	4,518
Fiscal January (December 30, 2012 – January 26, 2013)	47	$14.94	47	4,470
Fiscal Third Quarter of 2013	83	$14.57	82	4,470

(1)
In addition to the 82,600 shares purchased during the quarter as part of our publically announced director authorization described above, this column includes 590 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.

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

Date: February 19, 2013

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer