Form 10-K
period 2013-04-27
LA-Z-BOY INC
filed 2013-06-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 27, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Based on the closing price on the New York Stock Exchange on October 26, 2012, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $848.1 million.

The number of common shares outstanding of the Registrant was 52,215,231 as of June 11, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED
FORM 10-K ANNUAL REPORT FISCAL 2013

Note: The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2013 Annual Meeting of Shareholders.  The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of economic recovery or the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) any court actions requiring us to return any of the Continued Dumping and Subsidy Offset Act distributions we have received; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology conversions or system failures; (p) effects of our brand awareness and marketing programs; (q) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (r) litigation arising out of alleged defects in our products; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (t) our ability to integrate acquired businesses and realize the benefit of anticipated synergies; and (u) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

PART I

ITEM 1. BUSINESS.
Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated as La-Z-Boy Chair Company in the state of Michigan, and in 1996 our name was changed to La-Z-Boy Incorporated.  Today, our La-Z-Boy brand is the most recognized brand in the furniture industry.

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products.  We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States according to the May 2013 Key Sources for the U.S. Furniture Market in Furniture Today. The La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded upholstered furniture in North America according to the May 2013 Top 100 ranking by Furniture Today.  We have nine major North American manufacturing locations to support our speed to market and customization strategy.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores owned and operated by our subsidiaries.  The centerpiece of our retail distribution strategy is our network of 313 La-Z-Boy Furniture Galleries® stores and 565 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products.  We consider this dedicated space to be “branded outlets” or “proprietary.”  We own 94 of the La-Z-Boy Furniture Galleries® stores.  The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 565 Comfort Studios® locations, are independently owned and operated.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service.  Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products.  In addition to the La-Z-Boy Comfort Studios® locations, our Kincaid, England and Lea operating units have their own dedicated proprietary in-store gallery programs with over 730 outlets and 4.3 million square feet of proprietary floor space.  In total, our proprietary floor space includes approximately 11.7 million square feet.

Principal Products and Industry Segments
Our reportable segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.  Our Upholstery segment is our largest segment in terms of revenue and consists of three operating units: La-Z-Boy, our largest operating unit, and our Bauhaus and England operating units. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas.  The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

Casegoods Segment.  Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and some coordinated upholstered furniture.  The Casegoods segment consists of two operating units, one consisting of American Drew, Lea and Hammary, and the second being Kincaid.  The Casegoods segment primarily sells to major dealers and other independent retailers.

Retail Segment.  Our Retail segment consists of 94 company-owned La-Z-Boy Furniture Galleries® stores located in 11 markets ranging from southern California to the Midwest to the east coast of the United States.  During fiscal 2013, we acquired nine La-Z-Boy Furniture Galleries® stores in the southern Ohio market that were previously independently owned and operated.  The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through the retail network.

Additional detailed information regarding our segments and their products is contained in Note 16 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in this report.

Raw Materials and Parts
The principal raw materials for the Upholstery segment are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames and steel for motion mechanisms, which together total about 79% of the segment’s total upholstery material costs.  We purchase about 74% of our polyurethane foam from one supplier, and it has several facilities across the United States that deliver to our plants.  The largest raw material cost of the Upholstery segment is purchased cover, which represents about 46% of the segment’s total material costs. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers.  If one of these major suppliers experienced financial or other difficulties we could experience temporary disruptions in our manufacturing process until we obtained an alternate supplier.

We purchase our cover either in a raw state (a roll or hide) and cut and sew it into parts, or purchase cut-and-sewn parts from third-party offshore suppliers.  Our cover material costs are evenly divided between fabric rolls and hides and cut-and-sewn parts. We have four primary suppliers of cut-and-sewn leather and fabric products.  Of the products we import from China, two suppliers manufacture over 85% of the leather cut-and-sewn sets and three suppliers manufacture approximately 99% of the fabric products.

During fiscal 2013, prices on materials we used in our upholstery manufacturing process increased approximately 3.2% compared with fiscal 2012.  We expect raw material costs to rise in fiscal 2014 due to increased global demand for steel, leather, wood, yarn, polyurethane, and other materials used in our upholstery manufacturing processes.  Additionally, costs associated with our transportation activities are sensitive to changes in crude oil pricing.

As the Casegoods segment is primarily an importer, marketer, and distributor of casegoods furniture, with some manufacturing operations, raw materials represent only about 12% of the total inventory of this segment.  The principal raw materials used by our Casegoods manufacturing facility are hardwoods, plywood and chip wood, veneers, liquid stains, paints and finishes and decorative hardware.  During the year, our Casegoods manufacturing operations discontinued lumber processing and switched to primarily a “parts assembly” model. Once we fully implement the parts assembly model, it will result in a decrease in the percentage of the segment’s material costs for lumber and an increase in the share of imported and domestically sourced component parts.  Hardwood lumber, plywood, and purchased hardwood components represented about 64% of this segment’s total material costs in fiscal 2013.

Casegoods Finished Goods Imports
The majority of finished wood furniture marketed and distributed by our Casegoods segment is imported, primarily due to the low labor (both wages and benefits) and overhead costs associated with manufacturing casegoods product overseas.  We have continued to make changes to our model in order to improve our service performance levels by improving our supply chain management and distribution networks.

During fiscal 2013, prices on imported casegoods were essentially flat compared with fiscal 2012.  We currently expect these prices and transportation costs to remain fairly stable in fiscal 2014.

Sales of imported casegoods finished goods represented about 77% and 75% of our total casegoods sales for fiscal 2013 and fiscal 2012, respectively.  Sales of imported finished goods, for all our segments, represented approximately 10% of both our fiscal 2013 and fiscal 2012 consolidated sales.

Seasonal Business
We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates.  Historically, our Upholstery and Retail segments have experienced lower levels of sales during the first fiscal quarter and higher levels during the fourth fiscal quarter.

During fiscal 2013, our Upholstery segment and our Retail segment experienced their highest level of sales during our fourth fiscal quarter while our Casegoods segment experienced its highest level of sales during our first fiscal quarter. Our Upholstery and Retail segments both experienced their lowest level of sales for fiscal 2013 during our first fiscal quarter while our Casegoods segment experienced its lowest level of sales in our fourth fiscal quarter of fiscal 2013.

When possible, we schedule production to maintain uniform manufacturing activity throughout the year.  We shut down our domestic plants for a week in July to perform routine maintenance on our equipment.

Economic Cycle and Purchasing Cycle
Of our product segments, upholstered furniture has a shorter life cycle and exhibits a less volatile sales pattern over an economic cycle than casegoods furniture.  This is because upholstered furniture is typically more fashion and design oriented, and is often purchased one or two pieces at a time.  In contrast, casegoods products are longer-lived and frequently purchased in groupings or “suites,” resulting in a much larger cost to the consumer.

Practices Regarding Working Capital Items
The following describes our significant practices regarding working capital items.

Inventory: We maintain raw materials and work in process inventory at our manufacturing locations.  We maintain finished goods inventory at our six regional distribution centers.  Our regional distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently owned stores.  Regional distribution centers also allow us to reduce the number of individual warehouses we need to supply our retail outlets and help us reduce our inventory levels at our manufacturing and retail locations.  We also maintain finished goods inventory at our manufacturing locations, which primarily consists of sold orders.

Rather than manufacture to fill custom orders, we generally build or import casegoods to go into inventory to enable us to attain manufacturing efficiencies and meet our customers’ delivery requirements.  This practice results in higher levels of finished goods inventory for our casegoods products than our upholstery products as a percentage of sales.   Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores for display purposes.

During fiscal 2013 our inventory increased $2.6 million compared with fiscal 2012, but decreased 0.7 percentage points as a percentage of sales.  We will continue to manage our inventory levels to ensure they are in line with sales levels, while maintaining our focus on service to our customers.

Accounts Receivable: During fiscal 2013 our accounts receivable decreased $7.5 million compared with fiscal 2012, and decreased 1.6 percentage points as a percentage of sales.  The improvement in our cash collections was the result of an improvement in the financial health of our customer base, including our independent La-Z-Boy Furniture Galleries® dealers. We continue to monitor our customers’ accounts and limit our credit exposure to certain independent dealers, and decrease our days sales outstanding where possible.

Customers
Our customers are furniture retailers located primarily throughout the United States and Canada, though we do sell to a number of furniture retailers outside of North America.  We did not have any single customer whose purchases amounted to more than 3% of our consolidated, Upholstery segment, or Casegoods segment sales in fiscal 2013.  Sales in our Upholstery and Casegoods segments are almost entirely to furniture retailers, but we sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores.  We consider this dedicated space to be “proprietary.”  For our Upholstery and Casegoods segments, our 2013 customer mix based on sales was about 55% proprietary, 10% major dealers (for example, Art Van Furniture, Berkshire Hathaway, Havertys Furniture, and Raymour & Flanigan Furniture) and 35% other independent retailers.

The success of our product distribution relies heavily on having retail floor space that is dedicated to displaying and marketing our products.  This distribution system originated with our La-Z-Boy Furniture Galleries® stores network, which continues to have the largest number of proprietary stores and galleries among our other operating units. According to the May 2013 Top 100 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-brand upholstered furniture in North America.

Maintaining, updating, and expanding, when appropriate, our proprietary distribution network is a key part of our overall sales and marketing strategy.  As we continue to maintain and update our current stores, the La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 15 to 20 stores during fiscal 2014.  All of these new stores will feature the new concept store design we developed and introduced in fiscal 2012.  We select independent dealers for our proprietary distribution network based on factors such as the management and financial qualifications of those potential dealers as well as the potential for distribution in a specific geographical area. This proprietary method of distribution is beneficial to La-Z-Boy, our dealers and the consumer. For La-Z-Boy, it allows us to have a concentration of marketing of our product by sales personnel dedicated to our entire product line, and only that line. For dealers who join this proprietary group, it allows them to take advantage of practices that have proven successful based on past experiences of other proprietary dealers.  As a part of this, we facilitate forums and communications for these dealers to share best practices among their peers.  For our consumers, these stores provide a full-service shopping experience with knowledgeable sales associates and in-home design consultants to support their purchasing process.  The La-Z-Boy Furniture Galleries® stores’ independent dealers and the Comfort Studios® locations retailers are responsible for displaying and merchandising our product within the dedicated retail space.

Orders and Backlog
Because the measure of backlog at a point in time may not be indicative of our future sales performance, we do not rely entirely on backlogs to predict future sales. Most of our operating units do not allow our customers to cancel orders after the orders have been selected for production.  Upholstery orders are primarily built to a specific dealer order as either a sold order based on a consumer’s custom order or a stock order.  Casegoods are primarily produced to our internal order (not a customer or consumer order), resulting in higher finished goods inventory on hand as a percentage of sales.

As of April 27, 2013, and April 28, 2012, our Upholstery segment backlogs were approximately $78.6 million and $65.4 million, respectively.  The timing of orders placed just before our fiscal year end accounts for the majority of this increase, and the units driving the increase in backlog are expected to be shipped primarily in the second quarter of fiscal 2014. Our Casegoods segment backlogs as of April 27, 2013, and April 28, 2012, were approximately $13.8 million and $14.0 million, respectively.

Competitive Conditions
According to the May 2013 Key Sources for the U.S. Furniture Market in Furniture Today, we are currently the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

In the Upholstery segment, our largest competitors are Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Furniture Brands International, Klaussner, and Natuzzi.

In the Casegoods segment, our main competitors are Ashley, Bernhardt, Ethan Allen, Furniture Brands International, Hooker Furniture, Stanley Furniture, and Lacquer Craft.  The Casegoods segment faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry throughout North America, and they have different competitors based on their locations.  Competitors include: Arhaus, Ashley, Bassett Furniture Direct, Crate and Barrel, Ethan Allen, Restoration Hardware, Thomasville Home Furnishings Stores, several other regional competitors (for example Art Van Furniture, Raymour & Flanigan Furniture, and Havertys Furniture), and family-owned independent furniture stores.

In addition to the larger competitors listed above, a substantial number of small and medium-sized companies operate within our business segments, all of which are highly competitive.

Over the past decade alternative distribution channels have increasingly affected our retail markets.  Companies such as Costco, Home Depot, IKEA, Sam’s Club, Target, Wal-Mart, Williams Sonoma and others, now offer products that compete with some of our product lines.  The increased ability of consumers to purchase furniture through various furniture manufacturers’ and retailers’ internet websites has also increased competition.

The home furnishings industry competes primarily on the basis of product styling and quality, customer service (product availability and delivery), and price, and we compete on these factors through our distribution models, marketing and customization capabilities.

We compete primarily by emphasizing our brand and the value, comfort, quality, and styling of our products.  In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery.  Maintaining, updating and expanding our proprietary distribution system appropriately is a key strategic initiative for us in striving to remain competitive.  We compete in the mid-to-upper-mid price point, and a shift in consumer taste and trends to lower price point products could negatively affect our competitive position.

Research and Development Activities
We provide information regarding our research and development activities in Note 1 to our consolidated financial statements, which is included in Item 8 of this report.

Trademarks, Licenses and Patents
We own several trademarks, including La-Z-Boy, our most valuable.  The La-Z-Boy trademark is essential to the upholstery and retail segments of our business. To protect our trademarks, we have registered them in the United States and various other countries where our products are sold.  These trademarks have a perpetual life, subject to renewal every ten years.  We license the use of the La-Z-Boy trademark to our major international partners and dealers outside of North America.  We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture and non-furniture products for the purpose of enhancing brand awareness, broadening the perceptions of La-Z-Boy and creating visibility of the La-Z-Boy brand in channels outside of the furniture industry.  In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies.  We provide more information about those dealers, under “Customers.”

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

Employees
We employed approximately 8,185 full-time equivalent employees as of April 27, 2013.  The Upholstery segment employed approximately 6,960, the Casegoods segment employed approximately 370, and the Retail segment employed approximately 660, with the remainder being corporate personnel. The majority of our employees are employed on a full-time basis, except in our Retail segment, which employs approximately 495 part-time employees. As of April 28, 2012, we had approximately 8,160 full-time equivalent employees.

Financial Information About Foreign and Domestic Operations and Export Sales
In fiscal 2013, our direct export sales, including sales in Canada, were approximately 13% of our total sales.  We have a manufacturing joint venture in Thailand, which distributes furniture in Australia, New Zealand, Thailand and other countries in Asia.   In addition, we have a sales and marketing joint venture in Asia, which sells and distributes furniture in Korea, Taiwan, Japan, India, Malaysia, and other Asian countries.

We also have a facility in Mexico which provides cut-and-sewn fabric sets for our domestic upholstery manufacturing facilities. Information about sales in the United States, Canada, and other countries is contained in Note 16 to our consolidated financial statements, which is included in Item 8 of this report.  Our net property, plant, and equipment value in the United States was $109.9 million and $106.0 million at the end of fiscal 2013 and fiscal 2012, respectively.  Our net property, plant, and equipment value in foreign countries was $8.2 million and $8.4 million in fiscal 2013 and fiscal 2012, respectively.

See Item 1A of this report for information about the risks related to our foreign operations.

Internet Availability
Our Forms 10-K, 10-Q, 8-K, and proxy statements on Schedule 14A and amendments to those reports are available free of charge through links on our internet website, www.la-z-boy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).  Copies of any materials we file with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The information on our website is not part of this report.

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

The risks and uncertainties described below are those that we currently believe may significantly affect our business.  Additional risks and uncertainties that we are unaware of or that we do not currently deem significant may also become important factors that affect us at a later date.  The risks and uncertainties described below should be carefully considered with all other information provided in this document and our subsequent filings with the Securities and Exchange Commission.  Any of the following risks could significantly and adversely affect our business, results of operations, and financial condition.

The slow pace of recovery from prolonged economic downturn, or any new downturn, could have a significant negative effect on our sales, results of operations and cash flows.
Our business is subject to international, national and regional economic conditions.  The global economy experienced a major recession beginning in 2008.  Although we have seen some signs of improvement in the economy, the pace of improvement in housing, consumer confidence, unemployment and access to consumer credit has not returned to historic levels. In addition, repercussions from the ongoing European debt crisis could further damage the U.S. economy.  While these factors are outside of our control, they directly affect our business.  The slow pace of recovery or any new economic downturn could cause our current and potential customers to delay their purchases or affect their ability to pay, which could reduce our future sales, results of operations and cash flows.

Our current retail markets and other markets that we enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets if we cannot meet our earnings expectations for these markets.
From time to time we acquire retail locations and related assets, remodel and relocate existing stores, and close underperforming stores.  Our assets include goodwill and other indefinite-lived intangible assets in connection with acquisitions.  Profitability of acquired, remodeled, and relocated stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation.  If we cannot meet our sales or earnings expectations for these stores, we may incur charges for the impairment of long-lived assets, the impairment of goodwill, or the impairment of other indefinite-lived intangible assets.

Availability of foreign sourcing and economic uncertainty in countries outside of the United States in which we operate or from which we purchase product could adversely affect our business and results of operations.
We have operations in countries outside the United States, some of which are located in emerging markets.  Long-term economic and political uncertainty in some of the countries in which we operate, such as Mexico and Thailand, could result in the disruption of markets and negatively affect our business.  Our Casegoods segment is primarily an importer of products manufactured by foreign sources, mainly in China and Vietnam, and our Upholstery segment purchases cut-and-sewn fabric and leather sets and some finished goods from Chinese and other foreign vendors.  The majority of the cut-and-sewn leather kits that we purchase from China are from one supplier.  Our sourcing partners may not be able to produce goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in our shipments to our customers.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, changes in laws and regulations, including import, export, labor and environmental laws, tariffs and trade barriers, monetary and fiscal policies, investments, taxation, and exchange controls.  Additionally, unsettled political conditions, possible terrorist attacks, organized crime and public health concerns present a risk to our non-U.S. operations.  All of these items could make servicing our customers more difficult or cause disruptions in our plants that could reduce our sales, earnings, or both in the future.

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
In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands.  Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales. Since we have a higher concentration (70%) in upholstery sales, including motion furniture, than most of our competitors, the effects of steel, polyurethane foam, leather and fabric price increases or quantity shortages are more significant for our business than for most other publicly traded furniture companies.  About 74% of our polyurethane foam comes from one supplier.  This supplier has several facilities across the United States, but severe weather or natural disasters could result in delays in shipments of polyurethane foam to our plants.  We have attempted to minimize this risk by requiring a commitment from our supplier that it would continue to supply us despite disruptions in its operations.

A change in the financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide their products to us in a timely manner.  Upholstered furniture is fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices.  Doing so would have a negative effect on our sales and earnings.

Inability to maintain and enhance our brand and respond to changes in our current and potential customers’ tastes and trends in a timely manner could adversely affect our business and operating results.
The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining customers and attracting new ones.  Because furniture product is fashion oriented, changes in consumers’ tastes and trends and the resultant change in our product mix could adversely affect our business and operating results.  We attempt to minimize these risks by maintaining a strong advertising and marketing campaign promoting both our brands and our current product designs, styles, quality and prices.  If these efforts are unsuccessful or require us to incur substantial costs, our business, operating results and financial or competitive condition could be adversely affected.

We may be subject to product liability claims or undertake to recall one or more products, with a negative impact on our financial results and reputation.
Millions of our products, sold over many years, are currently used by consumers.  We may be named as a defendant in lawsuits instituted by persons allegedly injured while using one of our products.  We have insurance that we believe is adequate to cover such claims, but we are self-insured for the first $1.5 million in liability and defense costs.  Furthermore, such claims could damage our brands and reputation and negatively affect our operating results.  In addition, regulation of consumer products has increased in recent years as the U.S. Consumer Product Safety Commission has acquired greater regulatory and enforcement power.  Products that we have previously sold could be the subject of one or more recalls, resulting in related expenses and potential penalties, injury to our brands and reputation, and negative impact on our operating results.

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

In addition, we are implementing an enterprise resource planning or ERP system in our largest operating unit.  The implementation is expected to occur in phases over the next several years.  ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations.  Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of or cause delays in our ability to adequately assess our internal control over financial reporting.  Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management’s assessment of our internal control over financial reporting.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.
The residential furniture industry is highly competitive and fragmented.  We compete with many other manufacturers and retailers, some of which offer widely advertised products, and others of which are large retail furniture dealers offering their own store-branded products.  Competition in the residential furniture industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising.  The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings and liquidity.  In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors.  These and other competitive pressures could result in a decrease in our sales, earnings, and liquidity.

Our business and our reputation could be adversely affected by the failure to protect sensitive employee data or to comply with evolving regulations relating to our obligation to protect such data.
Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods.  While we have invested in the protection of our information technology and maintain what we believe are adequate security procedures and controls over financial and employee data, a breach in our systems that results in the unauthorized release of sensitive data could nonetheless occur, have a material adverse effect on our reputation, and lead to financial losses from remedial actions or potential liability, including for possible punitive damages.  An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We owned or leased approximately 10.9 million square feet of manufacturing, warehousing and distribution centers, office, showroom, and retail facilities, and had approximately 1.4 million square feet of idle facilities, at the end of fiscal 2013.  Of the 10.9 million square feet occupied at the end of fiscal 2013, our Upholstery segment occupied approximately 6.8 million square feet, our Casegoods segment occupied approximately 2.0 million square feet, our Retail segment occupied approximately 1.7 million square feet and our Corporate and other operations occupied the balance.

Our active facilities and retail locations are located in Arkansas, California, Connecticut, Delaware, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington D.C., Wisconsin, Coahuila (Mexico) and Bangkok (Thailand).  All of our plants and stores are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations.  We own all of our domestic plants, one of which has been financed under long-term industrial revenue bonds, and our Thailand plant.  We lease the majority of our retail stores and regional distribution centers, as well as our manufacturing facility in Mexico.  For information on terms of operating leases for our properties, see Note 10 to our consolidated financial statements, which is included in Item 8 of this report.

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

Kurt L. Darrow, age 58
•	Chairman, President and Chief Executive Officer since August 2011
•	President and Chief Executive Officer from September 2003 through August 2011

Louis M. Riccio, Jr., age 50
•	Senior Vice President of La-Z-Boy and Chief Financial Officer since July 2006
•	Treasurer from February 2010 through April 2010

Mark S. Bacon, Sr., age 50
•	Senior Vice President of La-Z-Boy and President of La-Z-Boy Branded Business since July 2011
•	Senior Vice President of La-Z-Boy and Chief Retail Officer from October 2008 through July 2011

Steven M. Kincaid, age 64
•	Senior Vice President of La-Z-Boy and President of Casegoods since November 2003
•	President, Kincaid Furniture Company, Incorporated since June 1983

Otis S. Sawyer, age 55
•	Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery since February 2008
•	President, England, Inc. since February 2008

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the purchase of company stock. As of April 27, 2013, 4.2 million shares remained available for purchase pursuant to this authorization.  We purchased 0.7 million shares during fiscal 2013, totaling $10.3 million.  During the fourth quarter of fiscal 2013, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective March 30, 2013.  Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on June 30, 2013.  With the cash flows we anticipate generating in fiscal 2014 we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2013:

(shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 27 – March 2, 2013)	64	$15.81	64	4,406
Fiscal March (March 3 – March 30, 2013)	99	$18.78	99	4,307
Fiscal April (March 31 – April 27, 2013)	124	$17.97	124	4,183
Fiscal Fourth Quarter of 2013	287	$17.77	287	4,183

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during fiscal year 2013.

Equity Plans
The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 27, 2013
Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted- average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	1,255,890	(1)	$9.78	3,251,457	(2)

Note 1: These options were issued under our 2010 Omnibus Incentive Plan, 2004 Long-Term Equity Award Plan and 1997 Incentive Stock Option Plan.  No additional options can be awarded under the 2004 or 1997 plans, but as of April 27, 2013, 421,507 and 196,525 options were still outstanding under the 2004 and 1997 plans, respectively.

Note 2: This amount is the aggregate number of shares available for future issuance under our 2010 Omnibus Incentive Plan.  The omnibus incentive plan provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors.   We have performance awards outstanding under the plan that would reduce the number of shares remaining available for future issuance under the plan by 2,883,376 shares, assuming the maximum performance targets were achieved.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 26, 2008 in our common shares, in the S&P 500 Composite Index and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	2008	2009	2010	2011	2012	2013
La-Z-Boy Incorporated	$100	$32.85	$223.30	$178.03	$232.23	$269.01
S&P 500 Composite Index	$100	$63.63	$91.31	$104.37	$109.76	$126.57
Dow Jones U.S. Furnishings Index	$100	$66.04	$114.59	$136.54	$130.73	$120.20

Dividend and Market Information

The New York Stock Exchange is the principal market in which our common stock is traded.  The tables below show the high and low sale prices of our common stock on the New York Stock Exchange during each quarter of our last two fiscal years.

		Market Price
Fiscal 2013 Quarter Ended	Dividends Paid	High	Low	Close
July 28	$—	$16.43	$10.95	$12.09
October 27	$—	$17.13	$11.46	$16.18
January 26	$0.04	$17.06	$13.30	$15.74
April 27	$0.04	$19.43	$15.00	$17.69
	$0.08

		Market Price
Fiscal 2012 Quarter Ended	Dividends Paid	High	Low	Close
July 30	$—	$11.84	$8.41	$8.77
October 29	$—	$11.00	$6.76	$10.62
January 28	$—	$13.85	$9.11	$13.73
April 28	$—	$15.44	$12.96	$15.34
	$—

Our credit agreement would prohibit us from paying dividends or purchasing shares if excess availability, as defined in the agreement, fell below 12.5% of the revolving credit commitment or if we failed to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 on a pro forma basis. The agreement would not currently prohibit us from paying dividends or repurchasing shares. Refer to Note 9 of the consolidated financial statements in Item 8 for further discussion of our credit agreement.  The payment of future cash dividends is within the discretion of our board of directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement.

Shareholders
We had approximately 12,400 shareholders of record at June 11, 2013.

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

Consolidated Five-Year Summary of Financial Data

(Dollar amounts in thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Fiscal Year Ended	4/27/2013	4/28/2012	4/30/2011	4/24/2010	4/25/2009
Sales	$1,332,525	$1,231,676	$1,187,143	$1,179,212	$1,226,674
Cost of sales	907,586	851,819	832,799	806,086	888,785
Gross profit	424,939	379,857	354,344	373,126	337,889
Selling, general and administrative	357,312	330,226	323,964	332,698	375,767
Write-down of long-lived assets	—	—	4,471	—	7,503
Write-down of trade names	—	—	—	—	5,541
Write-down of goodwill	—	—	—	—	42,136
Operating income (loss)	67,627	49,631	25,909	40,428	(93,058)
Interest expense	746	1,384	2,346	2,972	5,581
Interest income	621	611	944	724	2,504
Income from Continued Dumping and Subsidy Offset Act, net	—	18,037	1,054	4,436	8,124
Other income (expense), net	3,208	(38)	405	480	(7,888)
Income (loss) before income taxes	70,710	66,857	25,966	43,096	(95,899)
Income tax expense (benefit)	23,528	(22,051)	8,593	11,737	26,514
Net income (loss)	47,182	88,908	17,373	31,359	(122,413)
Net (income) loss attributable to noncontrolling interests	(793)	(942)	6,674	1,342	(252)
Net income (loss) attributable to La-Z-Boy Incorporated	$46,389	$87,966	$24,047	$32,701	$(122,665)

Basic weighted average shares	52,351	51,944	51,849	51,533	51,460
Basic net income (loss) per share attributable to La-Z-Boy Incorporated	$0.87	$1.66	$0.46	$0.63	$(2.39)
Diluted weighted average shares	53,685	52,478	52,279	51,732	51,460
Diluted net income (loss) per share attributable to La-Z-Boy Incorporated	$0.85	$1.64	$0.45	$0.62	$(2.39)
Dividends declared per share	$0.08	$—	$—	$—	$0.10
Book value of year-end shares outstanding (1)	$9.25	$8.46	$6.96	$6.56	$5.81

Consolidated Five-Year Summary of Financial Data (continued)

(Dollar amounts in thousands)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Fiscal Year Ended	4/27/2013	4/28/2012	4/30/2011	4/24/2010	4/25/2009
Return on average total equity (2)	10.0%	21.9%	4.9%	9.7%	(32.5)%
Gross profit as a percent of sales	31.9%	30.8%	29.8%	31.6%	27.5%
Operating profit (loss) as a percent of sales	5.1%	4.0%	2.2%	3.4%	(7.6)%
Effective tax rate (2)	33.3%	(33.0)%	33.1%	27.2%	(27.6)%
Return on sales (2)	3.5%	7.2%	1.5%	2.7%	(10.0)%

Depreciation and amortization	$23,140	$23,486	$24,302	$25,246	$24,142
Capital expenditures	$25,912	$15,663	$10,540	$10,986	$15,625
Property, plant and equipment, net	$118,060	$114,366	$120,603	$138,857	$146,896

Working capital	$350,717	$350,241	$300,119	$279,768	$220,401
Current ratio (3)	3.3 to 1	3.3 to 1	3.3 to 1	2.9 to 1	2.7 to 1
Total assets	$720,371	$685,739	$593,455	$607,783	$548,330

Long-term debt, excluding current portion	$7,576	$7,931	$29,937	$46,917	$52,148
Total debt	$8,089	$9,760	$35,057	$47,983	$60,872
Total equity	$491,968	$447,815	$364,140	$343,114	$303,419
Debt to equity ratio (4)	1.6%	2.2%	9.6%	14.0%	20.1%
Debt to capitalization ratio (5)	1.6%	2.1%	8.8%	12.3%	16.7%

Shareholders	12,400	13,900	13,900	17,400	16,700
Employees	8,185	8,160	7,910	8,290	7,730

(1) Equal to total equity divided by the number of outstanding shares on the last day of the fiscal year
(2) Based on income (loss) from continuing operations
(3) Equal to total current assets divided by total current liabilities
(4) Equal to total debt divided by total equity
(5) Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2013

(Dollar amounts in thousands, except per share data)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Fiscal Quarter Ended	7/28/2012	10/27/2012	1/26/2013	4/27/2013
Sales	$301,501	$322,341	$349,148	$359,535
Cost of sales	211,889	222,032	235,699	237,966
Gross profit	89,612	100,309	113,449	121,569
Selling, general and administrative expense	81,986	89,746	90,171	95,409
Operating income	7,626	10,563	23,278	26,160
Interest expense	173	191	148	234
Interest income	121	116	198	186
Other income (expense), net	(121)	212	2,404	713
Income before income taxes	7,453	10,700	25,732	26,825
Income tax expense	2,758	3,868	8,569	8,333
Net income	4,695	6,832	17,163	18,492
Net income attributable to noncontrolling interests	(297)	(213)	(99)	(184)
Net income attributable to La-Z-Boy Incorporated	$4,398	$6,619	$17,064	$18,308

Diluted weighted average shares	53,040	53,268	53,401	53,754

Diluted net income per share attributable to La-Z-Boy Incorporated	$0.08	$0.12	$0.32	$0.33

Dividends declared per share	$—	$—	$0.04	$0.04

Unaudited Quarterly Financial Information Fiscal 2012

(Dollar amounts in thousands, except per share data)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Fiscal Quarter Ended	7/30/2011	10/29/2011	1/28/2012	4/28/2012
Sales	$280,094	$307,679	$316,515	$327,388
Cost of sales	199,166	211,896	216,724	224,033
Gross profit	80,928	95,783	99,791	103,355
Selling, general and administrative expense	77,455	83,535	82,771	86,465
Operating income	3,473	12,248	17,020	16,890
Interest expense	424	389	274	297
Interest income	183	166	138	124
Income from Continued Dumping and Subsidy Offset Act, net	322	—	1,415	16,300
Other income (expense), net	373	(108)	(89)	(214)
Income before income taxes	3,927	11,917	18,210	32,803
Income tax expense (benefit)	(41,929)	4,245	2,864	12,769
Net income	45,856	7,672	15,346	20,034
Net (income) loss attributable to noncontrolling interests	(320)	198	(388)	(432)
Net income attributable to La-Z-Boy Incorporated	$45,536	$7,870	$14,958	$19,602

Diluted weighted average shares	52,443	52,475	52,379	52,609

Diluted net income per share attributable to La-Z-Boy Incorporated	$0.85	$0.15	$0.28	$0.37

Dividends declared per share	$—	$—	$—	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management’s Discussion and Analysis as an aid to better understand our financial results.  It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin with an introduction to our key businesses and significant operational events in fiscal 2013. We then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products.  We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States according to the May 2013 Key Sources for the U.S. Furniture Market in Furniture Today. The La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded upholstered furniture in North America according to the May 2013 Top 100 ranking by Furniture Today.  We have nine major North-American manufacturing locations to support our speed to market and customization strategy.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores owned and operated by our subsidiaries.  The centerpiece of our retail distribution strategy is our network of 313 La-Z-Boy Furniture Galleries® stores and 565 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products.  We consider this dedicated space to be “branded outlets” or “proprietary.”  We own 94 of the La-Z-Boy Furniture Galleries® stores.  The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 565 Comfort Studios® locations, are independently owned and operated.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service.  Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products.  In addition to the La-Z-Boy Comfort Studios® locations, our Kincaid, England and Lea operating units have their own dedicated proprietary in-store gallery programs with over 730 outlets and 4.3 million square feet of proprietary floor space.  In total, our proprietary floor space includes approximately 11.7 million square feet.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•	Upholstery Segment. Our Upholstery segment is our largest segment in terms of revenue, and consists of three operating units: La-Z-Boy, our largest operating unit, and the Bauhaus and England operating units. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

•	Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and some coordinated upholstered furniture. The Casegoods segment consists of two operating units, one consisting of American Drew, Lea and Hammary, and the second being Kincaid. The Casegoods segment primarily sells to major dealers and other independent retailers.

•	Retail Segment. Our Retail segment consists of 94 company-owned La-Z-Boy Furniture Galleries® stores located in eleven markets ranging from southern California to the Midwest to the east coast of the United States. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through the retail network.

Significant Operational Events in Fiscal 2013

During fiscal 2013, we generated $68.4 million in cash from operating activities, due to stronger sales volume and improved profitability margins in our Upholstery and Retail segments. We used the cash generated from operating activities, combined with our existing cash on hand, to fund capital expenditures, to acquire the assets of La-Z Recliner Shops, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores and one distribution center in the southern Ohio market, to purchase shares of our stock and to pay dividends to shareholders.  In addition, we funded $29.9 million of investment purchases to enhance our returns on our excess cash, and made a $20.0 million discretionary payment into our defined benefit pension plan in order to improve the funded status of the plan and as part of our broader pension de-risking strategy.

Also during fiscal 2013, we recorded a restructuring charge of $2.7 million, mainly related to fixed asset and inventory write-downs resulting from the closure of our lumber processing operation in our Casegoods segment.  As a result of this restructuring, we will no longer process component lumber parts for our domestically produced Casegoods furniture and will instead outsource all component lumber parts.

These items are all discussed in more detail throughout this Management’s Discussion and Analysis.

Results of Operations
Fiscal Year 2013 Compared to Fiscal Year 2012

La-Z-Boy Incorporated
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent change
Consolidated sales	$1,332,525	$1,231,676	8.2%
Consolidated operating income	67,627	49,631	36.3%
Consolidated operating margin	5.1%	4.0%

Sales
Our consolidated sales increased by $100.8 million due mainly to the combination of stronger volume, favorable changes in product mix, and the benefit of selling price increases and less promotional activity.

Operating Margin
Our consolidated operating margin increased by 1.1 percentage points in fiscal 2013.  Our Retail segment’s operating margin continued to improve in fiscal 2013 as compared to the prior year and our Upholstery segment’s operating margin also increased compared to the prior year.  These improvements were partially offset by our Casegoods segment, whose operating margin declined in fiscal 2013 as compared to fiscal 2012.

•	Our gross margin increased 1.1 percentage points in fiscal 2013 as compared to fiscal 2012.
o	Our Retail segment increase in gross margin was a result of mix, merchandising, and price.
o	We also saw favorable absorption of fixed costs resulting from sales volume increases in our Upholstery segment.
o	These improvements were partially offset by 0.2 percentage points of restructuring charges recorded during fiscal 2013, which mainly related to fixed asset and inventory write-downs associated with the closure of our lumber processing operation in our Casegoods segment during the second quarter.

•	Selling, General, and Administrative (“SG&A”) expenses increased in dollars in fiscal 2013 as compared to fiscal 2012, but remained flat as a percent of sales.
o	Increased sales resulted in favorable absorption of fixed costs.
o	Offsetting the favorable fixed cost absorption was $8.8 million of additional incentive compensation expense in fiscal 2013 across all segments, or an increase of 0.7 percentage points. This increase in incentive compensation was due to our continued improvements in sales and operating results for the full fiscal year. As a result, we have three outstanding performance based stock awards, each with three-year performance measurement periods, for which we were recognizing expense during fiscal 2013.

Upholstery Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent change
Sales	$1,067,047	$975,103	9.4%
Operating income	96,762	81,753	18.4%
Operating margin	9.1%	8.4%

Sales
Our Upholstery segment’s sales increased $91.9 million in fiscal 2013 as compared to fiscal 2012.  Increased volume and selling price, in addition to favorable changes in product mix drove the majority of the 9.4% increase in sales.  We believe the increase in orders was a result of an effective marketing plan that led to greater customer awareness of our improved product value and styling, which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin
Our Upholstery segment’s operating margin increased by 0.7 percentage points in fiscal 2013 compared to fiscal 2012.

•	The segment’s gross margin increased 0.9 percentage points during fiscal 2013 due to a combination of factors, the most significant of which were:
o	Selling price changes as well as changes in product mix resulted in a 1.6 percentage point increase in gross margin.
o	Raw material cost increases resulted in a 1.1 percentage point decrease in gross margin.
•	The segment’s SG&A as a percentage of sales increased 0.2 percentage points, mainly due to higher incentive compensation expense in fiscal 2013, as well as increased costs related to our ERP implementation. These increased costs were partially offset by favorable absorption of fixed costs resulting from our sales volume increase.

Casegoods Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent change
Sales	$133,994	$139,639	(4.0)%
Operating income	2,640	5,540	(52.3)%
Operating margin	2.0%	4.0%

Sales
Our Casegoods segment’s sales decreased $5.6 million in fiscal 2013 as compared to fiscal 2012. Our casegoods sales continued to be weak during fiscal 2013.  This impact was partially offset by the increases in selling price.

Operating Margin
Our Casegoods segment’s operating margin declined 2.0 percentage points in fiscal 2013 compared to fiscal 2012.

•	The segment’s gross margin decreased 0.4 percentage points in fiscal 2013 compared to fiscal 2012. Gross margin was reduced by 1.1 percentage points due to a charge taken in the third quarter of fiscal 2013 for a probable adjustment to our import duties, combined with a decline in volume which resulted in an inability to absorb fixed costs. Partially offsetting these declines was an increase in gross margin due to a shift to a larger mix of sales of occasional furniture, which carry better margins.
•	The segment’s SG&A as a percentage of sales increased 1.6 percentage points during fiscal 2013 compared to fiscal 2012, due mainly to higher incentive compensation costs, which were driven by equity-based awards and consolidated financial performance. The inability to absorb fixed costs due to the decline in sales volume also contributed to the increased SG&A costs as a percentage of sales.

 Retail Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent change
Sales	$264,723	$215,490	22.8%
Operating income (loss)	4,099	(7,819)	152.4%
Operating margin	1.5%	(3.6)%

Sales
Our Retail segment’s sales increased $49.2 million in fiscal 2013 as compared to fiscal 2012.  Of this increase, $18.1 million was due to the acquisition of nine retail stores in the southern Ohio market on October 1, 2013. The remainder of the increase in sales was driven by increases in traffic and average ticket combined with an improved mix of merchandise.

Operating Margin
Our Retail segment’s operating margin improved 5.1 percentage points in fiscal 2013 compared to fiscal 2012.

•	The segment’s gross margin benefitted from selling price increases, differentiated product merchandising, and lower promotional activity.
•	Increased sales volume contributed to a higher operating margin, through greater leverage of SG&A expenses as a percentage of sales.

Corporate and Other

(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent Change
Sales
VIEs, net of intercompany sales eliminations	$—	$8,840	N/M
Corporate and Other	2,313	2,356	(1.8)%
Eliminations	(135,552)	(109,752)	(23.5)%

Operating income (loss)
VIEs	—	959	N/M
Restructuring	(2,715)	(281)	N/M
Corporate and Other	(33,159)	(30,521)	(8.6)%

Sales
During the third quarter of fiscal 2012, we deconsolidated our last VIE due to the expiration of the operating agreement that previously caused us to be considered its primary beneficiary.  Eliminations increased in fiscal 2013 as compared to fiscal 2012 due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment, which included the acquisition of the southern Ohio market.

Operating Loss
Our Corporate and Other operating loss increased $2.6 million in fiscal 2013 compared to fiscal 2012 due primarily to higher incentive compensation costs in fiscal 2013 as compared to fiscal 2012.

The $2.7 million restructuring charge recorded in fiscal 2013 mainly related to fixed asset and inventory write-downs associated with the closure of our lumber processing operation in our Casegoods segment.

Other Income

Other income totaled $3.2 million during fiscal 2013, compared to other expense of less than $0.1 million in fiscal 2012.  The other income generated in fiscal 2013 primarily resulted from gains realized on the sales of investments held to fund our non-qualified defined benefit retirement plan.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition.  We received $18.0 million during fiscal 2012 in CDSOA distributions related to the antidumping order on wooden bedroom furniture from China.  Certain domestic producers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the U.S. Court of International Trade challenging the CDSOA’s “support requirement” and seeking a share of the distributions. As a result, Customs withheld a portion of those distributions pending resolution of the Non-Supporting Producers’ actions.  Between October 2011 and February 2012, the Court of International Trade entered judgments against the Non-Supporting Producers and dismissed their actions.  On January 1, 2012, Customs announced that it would distribute the withheld distributions.  The Non-Supporting Producers then filed motions in the Court of International Trade and, later, in the U.S. Court of Appeals for the Federal Circuit to enjoin such distributions pending their appeal of the Court of International Trade’s judgments.  On March 5, 2012, the Federal Circuit denied the Non-Supporting Producers’ motions for injunction “without prejudicing the ultimate disposition of these cases.”  In November 2012, Customs determined to withhold CDSOA distributions pending resolution of the Federal Circuit appeals.  As a result, we did not receive any CDSOA distributions in fiscal 2013. In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under the CDSOA. Also, if the Federal Circuit were to reverse the judgments of the Court of International Trade and determine that the Non-Supporting Producers are entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of the distributions.  Based on what we know today, we do not expect this will occur.

Income Taxes

Our effective tax rate for fiscal 2013 was 33.3% compared to a net tax benefit of (33.0)% for fiscal 2012.  Our effective tax rate varies from the 35% U.S. federal statutory rate primarily due to state income taxes and the U.S. manufacturing deduction.  In fiscal 2013, we recorded an income tax benefit of 1.6% as a result of non-taxable gain on the sale of marketable securities.  Absent this benefit and discrete items, the effective rate for fiscal 2013 would have been 35.4%.  During fiscal 2012, we recorded a substantial tax benefit as a result of releasing a portion of the valuation allowance related to U.S. federal and state deferred tax assets and other discrete items.  Absent this adjustment, our effective tax rate for fiscal 2012 would have been 37.5%.

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

•	Our gross margin increased 1.0 percentage point in fiscal 2012 as compared to fiscal 2011. Ongoing cost reductions, primarily in our Upholstery segment related to our Mexican operations, along with improvements in our Retail segment’s gross margin, drove this improvement. Partially offsetting these items were raw material price increases in our Upholstery and Casegoods segments.
•	Selling, General, and Administrative (“SG&A”) expenses increased in dollars in fiscal 2012 as compared to fiscal 2011, but as a percent of sales, SG&A decreased by 0.5 percentage points. The improvement as a percentage of sales was driven by our increased sales volume and greater leverage of SG&A expenses. The increase in dollars was driven by an increase in employee incentive and compensation expense, primarily in the Upholstery segment and in Corporate and Other, as well as increased advertising spend in the Upholstery segment.
•	Our fiscal 2011 operating margin was impacted by 0.4 percentage points for the write-down of long-lived assets.

Upholstery Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011	Percent change
Sales	$975,103	$916,867	6.4%
Operating income	81,753	72,743	12.4%
Operating margin	8.4%	7.9%

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

•	The segment’s gross margin during fiscal 2012 increased 2.5 percentage points compared to fiscal 2011.
•	The improved operating margin for this segment was primarily a result of the increased sales volume which resulted in a greater leverage of SG&A expenses as a percentage of sales.
•	The stores acquired from our Southern California VIE were essentially break-even on an operating margin basis for fiscal 2012, a substantial improvement over fiscal 2011 when these stores generated an operating loss of $3.5 million when they were a consolidated VIE and not reported as part of the Retail segment.

VIEs/Corporate and Other

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011	Percent change
Sales
VIEs, net of intercompany sales eliminations	$8,840	$29,105	(69.6)%
Corporate and Other	2,356	1,909	23.4%
Eliminations	(109,752)	(90,259)	(21.6)%

Operating income (loss)
VIEs	959	(4,949)	119.4%
Restructuring	(281)	(487)	N/M
Corporate and Other	(30,521)	(28,547)	(6.9)%

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

Income from Continued Dumping and Subsidy Offset Act

We received $18.0 million during fiscal 2012 and $1.1 million during fiscal 2011 in CDSOA distributions related to the antidumping order on wooden bedroom furniture from China.  The $18.0 million we received in fiscal 2012 included $16.3 million of previously withheld distributions received in the fourth quarter of fiscal 2012.  Please see “Fiscal Year 2013 Compared to Fiscal Year 2012-Income from Continued Dumping and Subsidy Offset Act” for more information about the CDSOA and related legal actions.

Income Taxes

Our effective tax rate for fiscal 2012 was a net tax benefit of (33.0)%.  During fiscal 2012, we reduced by $46.2 million the valuation allowances associated with certain U.S. federal, state and foreign deferred tax assets, in addition to recording other minor discrete items that together reduced our tax expense by an additional $0.9 million.  These adjustments increased diluted earnings per share by $0.88.  The reduction in the valuation allowance was the result of the following factors at the point we reduced the allowance, including primarily (i) our cumulative pre-tax income position, (ii) our most recent operating results which had exceeded both our operating plan and prior year results, and (iii) our then-current forecasts, all of which caused us to temper our concerns at that time regarding the economic environment.  Absent these adjustments, our effective tax rate for fiscal 2012 would have been 37.5%.

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

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures including the construction of our new world headquarters.  We had cash and equivalents of $131.1 million at April 27, 2013, compared to $152.4 million at April 28, 2012.  The decrease in cash and equivalents was primarily attributable to investment purchases to enhance our returns on our excess cash, acquisition of assets, and an increase in restricted cash for letters of credit collateral.  In addition, we made a $20.0 million discretionary payment to our defined benefit pension plan during the fourth quarter of fiscal 2013.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts.  Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory.  The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million.  At April 27, 2013, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $143.3 million.

Capital expenditures for fiscal 2013 were $25.9 million compared with $15.7 million during fiscal 2012.  We have no material contractual commitments outstanding for future capital expenditures.  We have announced plans to begin construction on our new world headquarters in June 2013, a project that is estimated at $57 million, which we expect will be spent over the next 18 months.  We expect capital expenditures to be in the range of $60 million to $70 million in fiscal 2014.

In November 2012, the board of directors reinstated payment of quarterly cash dividends to our shareholders.  The board of directors has sole authority to determine if and when future dividends will be declared and on what terms.  It currently expects to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

We believe our present cash and equivalents balance of $131.1 million, cash flows from operations, $29.9 million of short and long-term investments, and current excess availability under our credit facility of $143.3 million will be sufficient to fund our business needs, including our fiscal 2014 contractual obligations of $134.0 million as presented in our contractual obligations table.

The following table illustrates the main components of our cash flows:

	Year Ended
(Amounts in thousands)	4/27/2013	4/28/2012
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$68,440	$82,848
Net cash used for investing activities	(78,041)	(19,094)
Net cash used for financing activities	(11,616)	(26,517)
Exchange rate changes	(68)	(129)
Change in cash and equivalents	$(21,285)	$37,108

Operating Activities

During fiscal 2013, net cash provided by operating activities was $68.4 million.  Our cash provided by operating activities was mainly the result of pre-tax income generated during fiscal 2013.  Cash from net income net of the change in deferred taxes, depreciation and amortization and stock-based compensation expense, along with cash provided by working capital, was partially reduced by pension plan contributions.  Pension plan contributions in fiscal 2013 included a $20 million discretionary contribution made to improve the funded status of the plan and as part of our broader pension de-risking strategy.

The primary components of the increase in working capital are listed below:

•	Increase in other liabilities of $11.0 million, mainly due to increases in customer deposits, warranty and freight, which have all increased as a result of our volume increases.
•	Decrease in accounts payable of $6.1 million.
•	Decrease in accounts receivable of $7.1 million primarily due to an increase in cash collections, which resulted in lower days sales outstanding. The improvement in our cash collections was the result of an improvement in the financial health of our customer base, including our independent La-Z-Boy Furniture Galleries® dealers.

During fiscal 2012, net cash provided by operating activities was $82.8 million, which included CDSOA funds received during the year.  We generated net income of $88.9 million during the year, partially offset by a non-cash increase in deferred taxes of $42.1 million. Depreciation and amortization totaled $23.5 million, partially offset by $5.8 million in pension contributions.  Working capital increased and the major components of the change are listed below:

•	Increase in other liabilities of $12.6 million, mainly due to higher accrued incentive compensation of $6.2 million, income taxes of $3.8 million and freight of $1.5 million.
•	Increase in accounts payable of $7.5 million, offset by increased inventory levels of $7.4 million. These increases were primarily due to increased raw material inventory in our Upholstery segment.
•	Increase in accounts receivable of $6.2 million, driven by the increase in sales.
•	Decrease in other assets of $3.3 million.

Investing Activities

During fiscal 2013, net cash used for investing activities was $78.0 million, which consisted primarily of $25.9 million in capital expenditures, a $9.8 million increase in restricted cash, a net $30.9 million in investment purchases, and the acquisition of nine retail stores and a distribution center in the southern Ohio market of $15.8 million, net of cash acquired.  Our restricted cash relates to deposits serving as collateral for certain letters of credit, and $29.9 million of our investment purchases were intended to enhance returns on our excess cash.  During fiscal 2012, net cash used for investing activities was $19.1 million, which consisted primarily of $15.7 million in capital expenditures and a $2.9 million increase in restricted cash.

Financing Activities

We used $11.6 million of cash for financing activities in fiscal 2013 compared to $26.5 million during fiscal 2012, both primarily related to the repayment of debt and purchases of common stock.  Cash used in fiscal 2013 also included $4.2 million of dividend payments to shareholders.

Our board of directors has authorized the purchase of company stock. As of April 27, 2013, 4.2 million shares remained available for purchase pursuant to this authorization.  We purchased 0.7 million shares during fiscal 2013, totaling $10.3 million.  During the fourth quarter of fiscal 2013, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective March 30, 2013.  Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on June 30, 2013.  With the cash flows we anticipate generating in fiscal 2014 we expect to continue being opportunistic in purchasing company stock.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations	$7,100	$—	$7,100	$—	$—
Capital lease obligations	989	513	476	—	—
Operating lease obligations	319,191	46,562	88,390	75,623	108,616
Interest obligations	14	13	1	—	—
Purchase obligations*	86,961	86,961	—	—	—
Total contractual obligations	$414,255	$134,049	$95,967	$75,623	$108,616

*
We have purchase order commitments of $87.0 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

Our consolidated balance sheet at the end of fiscal 2013 reflected a $1.4 million net liability for uncertain income tax positions.  It is reasonably possible that $0.2 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled, statutes of limitations expire or other new information becomes available.

Our debt-to-capitalization ratio was 1.6% at April 27, 2013, and 2.1% at April 28, 2012.  Capitalization is defined as total debt plus total equity.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a significant effect upon our capital expenditures, earnings, competitive position or liquidity.

Business Outlook

We are confident the integrated retail model developed over the last several years is the right strategy to take our company forward to deliver profitable growth.  Our operating platform is efficient and that, combined with the strongest brand in the industry, positions us to continue to benefit from a strengthening economy, particularly with an ongoing recovery in the housing market.  We have much to look forward to in terms of increasing the value of our enterprise through the build out of La-Z-Boy branded outlets throughout North America and have every intention of aggressively pursuing many and varied growth opportunities.  The furniture industry typically experiences weaker demand during the summer months and, as a result, our plants shut down for one week of vacation and maintenance during the first quarter, which ends in July.  Accordingly, the first quarter is usually our weakest in terms of sales and earnings. Due to seasonality, we ship product for 12 weeks instead of the usual 13 weeks.

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

Indefinite-lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets include certain of our trade names and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio market.  Goodwill is tested for impairment by comparing the fair value of our reporting unit to its carrying value. The reporting unit for our goodwill is our southern Ohio retail market because the acquisition of this market is where the goodwill was generated. The fair value for the reporting unit is established based upon the discounted cash flows in order to determine if the fair value of our goodwill exceeds its carrying value.

Other Loss Reserves

We have various other loss exposures arising from the ordinary course of business, including inventory obsolescence, health insurance, litigation, environmental claims, insured and self-insured workers’ compensation and product liabilities. Establishing loss reserves requires estimates and the judgment of management with respect to risk and ultimate liability. We use legal counsel or other experts, including actuaries as appropriate, to assist in developing estimates. Due to the uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

We have various excess loss coverages for auto, product liability and workers’ compensation liabilities.  Our deductibles generally do not exceed $1.0 to $1.5 million.

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

Pensions

We maintain a defined benefit pension plan for eligible factory hourly employees at some operating units.  The plan does not allow new participants. Active participants at some operating units continue to earn service credits.  Annual net periodic expense and benefit liabilities under our defined benefit pension plan are determined on an actuarial basis using various assumptions and estimates including discount rates, long-term rates of return, estimated remaining years of service and estimated life expectancy.  Each year, we compare the actual experience to the more significant assumptions used, and if warranted, we make adjustments to the assumptions.

Our pension plan discount rate assumption is evaluated annually. The discount rate is based upon a single rate developed after matching a pool of high quality bond payments to the plan’s expected future benefit payments.  We used a discount rate of 4.0% at April 27, 2013, compared with a rate of 4.6% at April 28, 2012, and 5.6% at April 30, 2011.  We used the same methodology for determining the discount rate in fiscal 2013, fiscal 2012 and fiscal 2011.

Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations.

Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on plan assets annually. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the funds invested or to be invested to provide the benefits of this plan. This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plan. The rate of return assumption as of April 27, 2013 was 6.3% compared with 7.8% at April 28, 2012.  The expected rate of return assumption as of April 27, 2013, will be used to determine pension expense for fiscal 2014.

For fiscal 2014, we will use liability driven investing to more closely match the profile of our assets to the pension plan liabilities.  Initially we will invest 70% of the plan’s assets in fixed rate investments with a duration that approximates the duration of its liabilities.  The allocation to fixed rate investments may be increased depending on the performance of the assets and changes in market interest rates.

We are not required to make contributions to our defined benefit pension plan in fiscal 2014.  We expect that the fiscal 2014 pension expense for the defined benefit pension plan, after considering all relevant assumptions will be approximately $2.7 million, unchanged from fiscal 2013.  A 25 basis point change in our discount rate or our expected return on plan assets would not have a material impact on our results of operations.

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

Stock-Based Compensation

We measure stock-based compensation cost for equity-based awards at the grant date based on the fair value of the award and recognize it as expense over the vesting period. We measure stock-based compensation cost for liability-based awards based on the fair value of the award on the last day of the reporting period and recognize it as expense over the vesting period.  The liability for these awards is remeasured and adjusted to its fair value at the end of each reporting period until paid.  Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends, future stock-price volatility, expected option lives and the amount of share-based awards that are expected to be forfeited. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could be materially different in the future.

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

The fair value of the performance award grant that vests based on a market condition was estimated using a Monte Carlo valuation model. The Monte Carlo model was used to incorporate more complex variables than closed-form models such as the Black-Scholes option valuation model used for option grants. The Monte Carlo valuation model simulates a distribution of stock prices to yield an expected distribution of stock prices over the remaining performance period.  The stock-paths are simulated using volatilities calculated with historical information using data from a look-back period that is equal to the vesting period. The model assumes a zero-coupon, risk-free interest rate with a term equal to the vesting period. The simulations are repeated many times (100,000 in this valuation) and the mean of the discounted values is calculated as the grant date fair value for the award. The final payout of the award as calculated by the model is then discounted back to the grant date using the risk-free interest rate.

Both the Monte Carlo and Black-Scholes methodologies are based, in part, upon inputs for which there is little or no observable market data, requiring us to develop our own assumptions.  Inherent in both of these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.

Regulatory Developments

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued accounting guidance related to reporting amounts reclassified out of accumulated other comprehensive income. The guidance amends the comprehensive income reporting standards to require items that are reclassified in their entirety to net income from accumulated other comprehensive income in the same reporting period to be reported separately from other amounts in other comprehensive income.  These amounts may be disclosed on the face of the financial statements where net income is presented or in the notes to the financial statements.  The guidance does not amend any existing disclosures around net income or other comprehensive income; it is only intended to improve the transparency of items in other comprehensive income.  We adopted this guidance in our fourth quarter of fiscal 2013 and it had no significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates. Our exposure to interest rate risk results from our variable rate debt, under which we had $7.1 million of borrowings at April 27, 2013.  Management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2014 based upon our current and expected levels of exposed liabilities.

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

We are exposed to market risk with respect to commodity and fuel price fluctuations, principally related to commodities used in the production of our products, including steel, wood and polyurethane.  As commodity prices increase, we determine whether a price increase to our customers to offset these increases is warranted.  We do not believe that an increase in these commodity costs would have a material impact on our results of operations.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 27, 2013.  The effectiveness of the Company’s internal control over financial reporting as of April 27, 2013, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Kurt L. Darrow
Kurt L. Darrow
Chairman, President and Chief Executive Officer

/s/ Louis M. Riccio, Jr.
Louis M. Riccio, Jr.
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 27, 2013 and April 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended April 27, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting on the preceding page.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 18, 2013

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011
Sales	$1,332,525	$1,231,676	$1,187,143
Cost of sales	907,586	851,819	832,799
Gross profit	424,939	379,857	354,344
Selling, general and administrative expense	357,312	330,226	323,964
Write-down of long-lived assets	—	—	4,471
Operating income	67,627	49,631	25,909
Interest expense	746	1,384	2,346
Interest income	621	611	944
Income from Continued Dumping and Subsidy Offset Act, net	—	18,037	1,054
Other income (expense), net	3,208	(38)	405
Income before income taxes	70,710	66,857	25,966
Income tax expense (benefit)	23,528	(22,051)	8,593
Net income	47,182	88,908	17,373
Net (income) loss attributable to noncontrolling interests	(793)	(942)	6,674
Net income attributable to La-Z-Boy Incorporated	$46,389	$87,966	$24,047

Basic average shares	52,351	51,944	51,849

Basic net income per share attributable to La-Z-Boy Incorporated	$0.87	$1.66	$0.46

Diluted average shares	53,685	52,478	52,279

Diluted net income per share attributable to La-Z-Boy Incorporated	$0.85	$1.64	$0.45

Dividends declared per share	$0.08	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Net income	$47,182	$88,908	$17,373
Other comprehensive income (loss)
Currency translation adjustment	1,089	(132)	55
Change in fair value of cash flow hedges, net of tax	231	28	548
Net unrealized gains (losses) on marketable securities, net of tax	(2,543)	(331)	590
Net pension amortization and actuarial gain (loss), net of tax	(2,653)	(12,209)	640
Total other comprehensive income (loss)	(3,876)	(12,644)	1,833
Total comprehensive income before allocation to noncontrolling interests	43,306	76,264	19,206
Comprehensive (income) loss attributable to noncontrolling interests	(1,132)	(775)	6,321
Comprehensive income attributable to La-Z-Boy Incorporated	$42,174	$75,489	$25,527

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

	As of
(Amounts in thousands, except par value)	4/27/2013	4/28/2012
Current assets
Cash and equivalents	$131,085	$152,370
Restricted cash	12,686	2,861
Receivables, net of allowance of $21,607 at 4/27/13 and $22,254 at 4/28/12	160,005	167,232
Inventories, net	146,343	143,787
Deferred income taxes – current	20,640	19,081
Other current assets	30,121	14,669
Total current assets	500,880	500,000
Property, plant and equipment, net	118,060	114,366
Goodwill	12,837	—
Other intangible assets	4,838	3,028
Deferred income taxes – long term	30,572	33,649
Other long-term assets, net	53,184	34,696
Total assets	$720,371	$685,739

Current liabilities
Current portion of long-term debt	$513	$1,829
Accounts payable	50,542	56,630
Accrued expenses and other current liabilities	99,108	91,300
Total current liabilities	150,163	149,759
Long-term debt	7,576	7,931
Other long-term liabilities	70,664	80,234
Contingencies and commitments	—	—
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 52,392 outstanding at 4/27/13 and 52,244 outstanding at 4/28/12	52,392	52,244
Capital in excess of par value	241,888	231,332
Retained earnings	226,044	189,609
Accumulated other comprehensive loss	(35,496)	(31,281)
Total La-Z-Boy Incorporated shareholders’ equity	484,828	441,904
Noncontrolling interests	7,140	5,911
Total equity	491,968	447,815
Total liabilities and equity	$720,371	$685,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Cash flows from operating activities
Net income	$47,182	$88,908	$17,373
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on disposal of assets	(659)	45	201
Gain on sale of investments	(3,170)	(519)	(529)
Gain on deconsolidation of VIE	—	(1,125)	—
Write-down of long-lived assets	—	—	4,471
Deferred income tax expense (benefit)	3,198	(42,146)	(120)
Restructuring	2,715	281	487
Provision for doubtful accounts	1,005	4,196	7,197
Depreciation and amortization	23,140	23,486	24,302
Stock-based compensation expense	11,458	5,718	3,720
Pension plan contributions	(23,480)	(5,798)	(4,495)
Change in receivables	7,139	(6,182)	1,599
Change in inventories	391	(7,414)	(10,531)
Change in other assets	(5,407)	3,318	(563)
Change in payables	(6,088)	7,470	(4,429)
Change in other liabilities	11,016	12,610	(10,837)
Net cash provided by operating activities	68,440	82,848	27,846
Cash flows from investing activities
Proceeds from disposals of assets	4,455	372	506
Capital expenditures	(25,912)	(15,663)	(10,540)
Purchases of investments	(49,589)	(7,944)	(10,200)
Proceeds from sales of investments	18,662	8,649	10,655
Cash effects on deconsolidation of VIE	—	(971)	(632)
Acquisitions, net of cash acquired	(15,832)	—	—
Change in restricted cash	(9,825)	(2,861)	—
Other	—	(676)	(49)
Net cash used for investing activities	(78,041)	(19,094)	(10,260)
Cash flows from financing activities
Proceeds from debt	—	—	30,585
Payments on debt	(2,511)	(25,936)	(41,618)
Payments for debt issuance costs	—	(568)	—
Stock issued for stock and employee benefit plans	2,901	4,943	270
Excess tax benefit on stock option exercises	2,563	223	—
Purchases of common stock	(10,333)	(5,179)	—
Dividends paid	(4,236)	—	—
Net cash used for financing activities	(11,616)	(26,517)	(10,763)
Effect of exchange rate changes on cash and equivalents	(68)	(129)	12
Change in cash and equivalents	(21,285)	37,108	6,835
Cash and equivalents at beginning of period	152,370	115,262	108,427
Cash and equivalents at end of period	$131,085	$152,370	$115,262

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 24, 2010	$51,770	$218,622	$89,717	$(20,284)	$3,289	$343,114
Net income (loss)			24,047		(6,674)	17,373
Other comprehensive income				1,480	353	1,833
Stock issued for stock and employee benefit plans, net of cancellations	139		(244)			(105)
Stock option and restricted stock expense		3,717				3,717
Acquisition of VIE and other			(8,573)		8,633	60
Cumulative effect of change in accounting for noncontrolling interests			925		(2,777)	(1,852)
At April 30, 2011	51,909	222,339	105,872	(18,804)	2,824	364,140
Net income			87,966		942	88,908
Other comprehensive loss				(12,477)	(167)	(12,644)
Stock issued for stock and employee benefit plans, net of cancellations	835	4,011	(509)			4,337
Purchases of common stock	(500)	(958)	(3,721)			(5,179)
Stock option and restricted stock expense		5,717	1			5,718
Tax benefit from exercise of options		223				223
Changes in noncontrolling interest upon deconsolidation of VIE and other changes in noncontrolling interests					2,312	2,312
At April 28, 2012	52,244	231,332	189,609	(31,281)	5,911	447,815
Net income			46,389		793	47,182
Other comprehensive income (loss)				(4,215)	339	(3,876)
Stock issued for stock and employee benefit plans, net of cancellations	817	1,849	(1,368)			1,298
Purchases of common stock	(669)	(5,314)	(4,350)			(10,333)
Stock option and restricted stock expense		11,458				11,458
Tax benefit from exercise of options		2,563				2,563
Dividends paid			(4,236)			(4,236)
Change in noncontrolling interests					97	97
At April 27, 2013	$52,392	$241,888	$226,044	$(35,496)	$7,140	$491,968

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries’ (individually and collectively, “we,” “our” or the “Company”) consolidated financial statements. Our fiscal year ends on the last Saturday of April.  Our 2013 and 2012 fiscal years included 52 weeks, while fiscal year 2011 included 53 weeks. The additional week in fiscal 2011 was included in our fourth fiscal quarter.

Principles of Consolidation
The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales. Additionally, our consolidated financial statements previously included the accounts of certain entities in which we held a controlling interest based on exposure to economic risks and potential rewards (variable interests) for the periods in which we were the primary beneficiary. As of April 28, 2012, we no longer had any such arrangements where we were the primary beneficiary.

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

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 67% and 72% of our inventories at April 27, 2013, and April 28, 2012, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis.  The FIFO method of accounting is mainly used for our Retail segment’s inventory and the smaller operating companies within our Upholstery segment.

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

Indefinite-lived intangible assets and goodwill
We test indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets include certain of our trade names and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio market.  In the fourth quarter of fiscal 2013 and fiscal 2012, we performed our annual testing on our indefinite-lived intangible assets, and recorded an impairment charge related to our trade names of $0.3 million and $0.1 million, respectively.

Goodwill is tested for impairment by comparing the fair value of our reporting unit to its carrying value. The reporting unit for our goodwill is our southern Ohio retail market because the acquisition of this market is where the goodwill was generated.  The estimated fair value for the reporting unit is determined based upon discounted cash flows.  In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to measure any such impairment.  We did not have any goodwill impairment during fiscal 2013.

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

Selling, General and Administrative Expenses
SG&A expenses include the costs of selling our products and other general and administrative costs.  Selling expenses are primarily composed of commissions, advertising, warranty, bad debt expense and compensation and benefits of employees performing various sales functions.  Additionally, the occupancy costs of our retail facilities and the warehousing costs of our regional distribution centers are included as a component of SG&A.  Other general and administrative expenses included in SG&A are composed primarily of compensation and benefit costs for administration employees and other administrative costs.

Research and Development Costs
Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $7.5 million, $7.7 million and $8.2 million for the fiscal years ended April 27, 2013, April 28, 2012, and April 30, 2011, respectively and are included as a component of SG&A.

Advertising Expenses
Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period incurred. Gross advertising expenses were $54.3 million, $48.0 million and $46.3 million for the fiscal years ended April 27, 2013, April 28, 2012, and April 30, 2011, respectively.

A major portion of our advertising program is a national advertising campaign.  This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about 36% of the cost of the program (excluding company owned stores).  Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers’ reimbursement portion is reported as a component of sales.

Operating Leases
We record rent expense related to operating leases on a straight-line basis for minimum lease payments starting with the beginning of the lease term based on the date that we have the right to control the leased property.  Our minimum lease payments may incorporate step rent provisions or rent escalations. We also record rental income from subleases on a straight-line basis for minimum lease payments.

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

We recognize in our consolidated financial statements the benefit of a position taken or expected to be taken in a tax return when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is more likely than not to be realized upon settlement.  Changes in judgment that result in subsequent recognition, derecognition or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs.

Foreign Currency Translation
The functional currency of our Mexico subsidiary is the U.S. dollar.  Transaction gains and losses associated with translating our Mexico subsidiary’s assets and liabilities, which are non-U.S. dollar denominated, are recorded in other income/(expense) in our consolidated statement of income.  The functional currency of each of our other foreign subsidiaries is its respective local currency. Assets and liabilities of those subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period, with the corresponding exchange effect included as a component of other comprehensive income. When the foreign subsidiary has substantially ended operations, the remaining translation adjustments are recognized in other income/(expense) in our consolidated statement of income.

Accounting for Stock-Based Compensation
We estimate the fair value of equity-based awards on the date of grant using option-pricing models.  The value of the portion of the equity-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income using a straight-line single-option method.    We measure stock-based compensation cost for liability-based awards based on the fair value of the award on the last day of the reporting period and recognize it as expense over the vesting period.  The liability for these awards is remeasured and adjusted to its fair value at the end of each reporting period until paid.  We record compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards become probable.

Reclassifications and Revisions
Certain prior year information has been reclassified to be comparable to the current year presentation.  These items had no impact on the amounts of previously reported net income attributable to La-Z-Boy Incorporated or total equity.

Insurance/Self-Insurance
We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits.  Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions.  Our workers’ compensation reserve is an undiscounted liability.  We have various excess loss coverages for auto, product liability and workers’ compensation liabilities.  Our deductibles generally do not exceed $1.0 to $1.5 million.

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued accounting guidance related to reporting amounts reclassified out of accumulated other comprehensive income. The guidance amends the comprehensive income reporting standards to require items that are reclassified in their entirety to net income from accumulated other comprehensive income in the same reporting period to be reported separately from other amounts in other comprehensive income. These amounts may be disclosed on the face of the financial statements where net income is presented or in the notes to the financial statements. The guidance does not amend any existing disclosures around net income or other comprehensive income; it is only intended to improve the transparency of items in other comprehensive income. We adopted this guidance in our fourth quarter of fiscal 2013 and it had no significant impact on our consolidated financial statements. See Note 15 for further information.

Note 2: Acquisition

In the second quarter of fiscal 2013, we acquired the assets of La-Z Recliner Shops, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores and one distribution center in the southern Ohio market, for $17.4 million composed of cash and the forgiveness of accounts payable.  The nine stores were included in our Retail segment results upon acquisition.

Prior to this acquisition, we had licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio market to La-Z Recliner Shops, Inc.  The effective settlement of this arrangement resulted in no settlement gain or loss as the contractual terms were at market value.  As a result of the acquisition we reacquired the right (a part of which relates to the use of associated trademarks and trade name in southern Ohio) to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio market.  We recorded an indefinite-lived intangible asset of $2.2 million related to this reacquired right.  We also recognized $12.8 million of goodwill, which represents the purchase price in excess of the net assets acquired.  The goodwill and other intangible assets were recorded in the Retail segment and will be amortized and deducted for federal income tax purposes over 15 years.

The purchase price allocations were based on fair values at the date of acquisition and are summarized in the following table:

As of
(Amounts in thousands)	10/1/12
Current assets	$4,260
Goodwill	12,837
Other intangible assets	2,145
Property, plant, and equipment, net	336
Total assets acquired	19,578

Current liabilities	(2,199)

Net assets acquired	$17,379

The impact of this acquisition on our results of operations was not material, and therefore, pro forma financial information is not presented.

Note 3: Allowance for Credit Losses

As of April 27, 2013, and April 28, 2012, we had gross notes receivable of $8.3 million from nine customers and $10.3 million from 12 customers, respectively, with a corresponding allowance for credit losses of $2.0 million and $1.5 million, respectively.  We have collateral from these customers in the form of inventory and/or real estate to support the net carrying value of these notes.  We do not accrue interest income on these notes receivable, but we record interest income when it is received.  Of the $8.3 million in notes receivable as of April 27, 2013, $1.8 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet.  As of April 28, 2012, $1.9 million of the $10.3 million in notes receivable were categorized as receivables in our consolidated balance sheet.  The remainder of the notes receivable and the entire allowance for credit losses were categorized as other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of April 27, 2013, and April 28, 2012:

(Amounts in thousands)	4/27/2013	4/28/2012
Beginning balance	$1,537	$2,067
Recoveries	(73)	(38)
Write-offs	—	(1,231)
Provision for credit losses	522	825
Currency effect	—	(86)
Ending balance	$1,986	$1,537

Note 4: Inventories

(Amounts in thousands)	4/27/2013	4/28/2012
Raw materials	$70,731	$74,081
Work in process	12,182	11,318
Finished goods	93,273	88,580
FIFO inventories	176,186	173,979
Excess of FIFO over LIFO	(29,843)	(30,192)
Total inventories	$146,343	$143,787

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/27/2013	4/28/2012
Buildings and building fixtures	3-40 years	$171,346	$168,451
Machinery and equipment	3-15 years	141,924	141,476
Information systems and software	3-10 years	62,005	56,621
Land	—	18,433	15,158
Land improvements	3-30 years	10,772	10,772
Transportation equipment	3-10 years	17,855	17,595
Furniture and fixtures	3-20 years	14,204	12,335
Construction in progress		4,496	7,249
		441,035	429,657
Accumulated depreciation		(322,975)	(315,291)
Net property, plant and equipment		$118,060	$114,366

Depreciation expense for the fiscal years ended April 27, 2013, April 28, 2012, and April 30, 2011, was $19.8 million, $21.3 million, and $22.0 million, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  We did not have any long-lived asset impairments during fiscal 2013 or fiscal 2012.  During fiscal 2011, the estimated undiscounted cash flows (based upon, among other things, our annual forecasting process) related to certain locations were less than the carrying value of the underlying assets.  As a result, we recorded an impairment charge of $1.8 million for several locations owned by our then consolidated California VIE and $1.3 million for various other company owned stores.  In addition, during fiscal 2011 we decided to vacate one of our facilities and recorded an impairment charge of $1.3 million representing the full carrying value of leasehold improvements at that location.

Note 6:  Goodwill

As a result of the acquisition of our southern Ohio retail market discussed in Note 2, we recognized $12.8 million of goodwill.  Our goodwill is recorded in our Retail segment and will be amortized and deducted for federal income tax purposes over 15 years.

Note 7:  Investments

Our consolidated balance sheet at April 27, 2013, included $10.8 million of available-for-sale investments and $1.1 million of trading securities in other current assets and $29.2 million of available-for sale investments in other long-term assets.  Available-for-sale investments of $10.2 million and trading securities of $1.0 million were included in other long-term assets in our consolidated balance sheet at April 28, 2012.  At April 27, 2013, $29.9 million of these investments were to enhance returns on our cash.  The remaining investments of $11.2 million at April 27, 2013, and our fiscal 2012 investments were designated to fund future obligations of our non-qualified defined benefit retirement plan and our executive deferred compensation plan. All unrealized gains or losses in the tables below relate to available-for-sale investments and were included in accumulated other comprehensive loss within our consolidated statement of changes in equity because none of them were considered other-than-temporary during fiscal 2013 or fiscal 2012.  If there were a decline in fair value of an investment below its costs and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at April 27, 2013, and April 28, 2012:

Fiscal 2013
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$296	$(152)	$6,668
Fixed income	159	(1)	33,076
Mutual funds	—	—	1,126
Other	1	(3)	220
Total securities	$456	$(156)	$41,090

Fiscal 2012
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,806	$(83)	$7,237
Fixed income	102	(7)	2,850
Mutual funds	—	—	950
Other	—	—	163
Total securities	$2,908	$(90)	$11,200

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Proceeds from sales	$18,662	$5,622	$7,448
Gross realized gains	4,486	573	592
Gross realized losses	(1,316)	(54)	(63)

The fair value of fixed income available-for-sale securities by contractual maturity was $10.8 million within one year, $20.8 million within two to five years, $1.0 million within six to ten years and $0.5 million thereafter.

Note 8:  Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/27/2013	4/28/2012
Payroll and other compensation	$39,270	$36,638
Accrued product warranty, current portion	9,532	8,230
Customer deposits	15,852	12,204
Other current liabilities	34,454	34,228
Accrued expenses and other current liabilities	$99,108	$91,300

Note 9:  Debt

(Amounts in thousands)	4/27/2013	4/28/2012
Industrial revenue bonds	$7,100	$7,131
Other debt	—	1,984
Capital leases	989	645
Total debt	8,089	9,760
Less: current portion	(513)	(1,829)
Long-term debt	$7,576	$7,931

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts.  Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory.  The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million.  At April 27, 2013, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $143.3 million.

Industrial revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds.  Interest for our remaining bond is at a variable rate and at April 27, 2013, was approximately 0.3%.  This bond matures in June 2014.

Fair value of our debt approximates the carrying value.

Capital leases consist primarily of long-term commitments for the purchase of IT equipment and have maturities ranging from fiscal 2014 to fiscal 2016.  Interest rates range from 7.6% to 9.1%.

Maturities of long-term debt, subsequent to April 27, 2013, are $0.5 million in fiscal 2014, $7.4 million in fiscal 2015, and $0.2 million in fiscal 2016.

Cash paid for interest during fiscal years 2013, 2012 and 2011 was $0.7 million, $1.6 million, and $1.9 million, respectively.

Note 10:  Operating Leases

We have operating leases for one manufacturing facility, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation, information technology and other equipment. The operating leases expire at various dates through fiscal 2027. We have certain retail facilities which we sublease to outside parties.  The total rent liability included in our consolidated balance sheet as of April 27, 2013, and April 28, 2012, was $11.7 million and $10.7 million, respectively.

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2014	$46,562	$3,651
2015	46,428	3,669
2016	41,962	3,772
2017	39,281	3,664
2018	36,342	3,634
2019 and beyond	108,616	13,614
Total	$319,191	$32,004

Rental expense and rental income for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Rental expense	$48,265	$48,544	$50,318
Rental income	4,946	4,509	3,369

Note 11: Retirement and Welfare

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas.

We also maintain an executive deferred compensation plan for eligible highly compensated employees.  An element of this plan allows contributions for eligible highly compensated employees.  As of April 27, 2013, and April 28, 2012, we had $10.0 million and $8.3 million, respectively, of obligations for this plan included in other long-term liabilities.  We had life insurance contracts and mutual funds at April 27, 2013, and at April 28, 2012, with combined cash surrender and market values of $10.0 million and $8.3 million, respectively, included in other long-term assets related to this plan.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $17.0 million and $16.3 million at April 27, 2013, and April 28, 2012, respectively, which represented the unfunded projected benefit obligation of this plan. During fiscal 2013, the total cost recognized for this plan was $0.8 million, which primarily related to interest cost. The actuarial loss recognized in accumulated other comprehensive loss was $1.1 million and the benefit payments during the year were $1.1 million.  Benefit payments are scheduled to be approximately $1.0 million annually for the next ten years.  The discount rate used to determine the obligations under this plan was 3.7% as of the end of fiscal 2013.  During fiscal 2012, the total cost recognized for this plan was $0.8 million, which was all related to interest.  The actuarial loss recognized in accumulated other comprehensive loss was $1.6 million and the benefit payments during the year were $1.1 million.  The discount rate used to determine the obligations under this plan was 4.3% as of the end of fiscal 2012.  This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (see Notes 7 and 19).  We are not required to make any contributions to the non-qualified defined benefit retirement plan in fiscal year 2014; however, we have the discretion to make contributions.

We also maintain a defined benefit pension plan for eligible factory hourly employees at some operating units.  Active participants at some operating units continue to earn service cost.  The measurement dates for the pension plan assets and benefit obligations were April 27, 2013, April 28, 2012, and April 30, 2011, in the years presented.

The changes in plan assets and benefit obligations were recognized in accumulated other comprehensive loss as follows (pre-tax) (for the fiscal years ended):

(Amounts in thousands)	4/27/2013	4/28/2012
Beginning of year net actuarial loss	$45,270	$27,118
Net current year actuarial loss	6,499	19,787
Amortization of actuarial loss	(3,024)	(1,635)
End of year net actuarial loss	$48,745	$45,270

In fiscal 2014, we expect to amortize $3.4 million of unrecognized actuarial losses as a component of pension expense.

The combined net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Service cost	$1,231	$1,110	$1,187
Interest cost	5,325	5,565	5,531
Expected return on plan assets	(6,855)	(6,820)	(6,027)
Net amortization and deferral	3,024	1,635	1,773
Net periodic pension cost (hourly plan)	2,725	1,490	2,464
401 (k)*	2,978	2,476	2,578
Profit sharing*	2,278	—	—
Other*	191	107	342
Total retirement costs (excluding non-qualified defined benefit retirement plan)	$8,172	$4,073	$5,384
*Not determined by an actuary

The funded status of the defined benefit pension plan for eligible factory hourly employees was as follows:

(Amounts in thousands)	4/27/2013	4/28/2012
Change in benefit obligation
Benefit obligation at beginning of year	$118,347	$101,602
Service cost	1,231	1,110
Interest cost	5,325	5,565
Actuarial loss	8,178	15,314
Benefits paid	(9,586)	(5,244)
Benefit obligation at end of year	123,495	118,347

Change in plan assets
Fair value of plan assets at beginning of year	89,002	86,100
Actual return on plan assets	9,060	2,659
Employer contributions	23,480	5,798
Other expenses	(526)	(311)
Benefits paid	(9,586)	(5,244)
Fair value of plan assets at end of year	111,430	89,002

Funded status	$(12,065)	$(29,345)

Amounts included in the consolidated balance sheet related to the defined benefit pension plan for eligible factory hourly employees consist of:

(Amounts in thousands)	4/27/2013	4/28/2012
Other long-term liabilities	$(12,065)	$(29,345)

The actuarial assumptions for the defined benefit pension plan for eligible factory hourly employees were as follows (for the fiscal years ended):

	4/27/2013	4/28/2012	4/30/2011
Discount rate used to determine benefit obligations	4.0%	4.6%	5.6%
Discount rate used to determine net benefit cost	4.6%	5.6%	5.9%
Long-term rate of return	6.3%	7.8%	8.0%

Consistent with prior years, the discount rate is calculated by matching a pool of high quality bond payments to the plan’s expected future benefit payments as determined by our actuary.  The long-term rate of return was determined based on the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans.  This included considering the trust’s asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans.  This is based on our goal of earning the highest rate of return while maintaining acceptable levels of risk.  We strive to have assets within the plan that are diversified so that unexpected or adverse results from one asset class will not have a significant negative impact on the entire portfolio.

Our investment objective is to minimize the volatility of the value of our pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits. Our target asset allocations disclosed in the prior year were 65% equities and 35% fixed income within a range of 5% of the target.  In April 2013, as part of our broader pension de-risking strategy, we revised our investment strategy to increase the matching characteristics of our assets relative to our liabilities.  At year end, our asset allocation reflected the contribution of $20.0 million made during April 2013 and held in cash in preparation for the transition to this liability matching strategy.

The weighted average asset allocations at year end for the defined benefit pension plan for eligible factory hourly employees were as follows:

	4/27/2013	4/28/2012
Equity securities	57%	67%
Fixed income	29%	31%
Cash and equivalents	14%	2%
Total	100%	100%

The investment strategy and policy for the pension plan reflects a balance of risk-reducing and return-seeking considerations.  The objective of minimizing the volatility of assets relative to liabilities is addressed primarily through asset-liability matching and asset diversification.  The fixed income target asset allocation matches the bond-like and long-dated nature of the pension liabilities. Assets are broadly diversified within all asset classes to achieve adequate risk-adjusted returns while reducing the sensitivity of the pension plan funding status to market interest rates and equity return volatility, and maintaining liquidity sufficient to meet our defined benefit pension plan obligations.

Investments are reviewed at least quarterly and rebalanced as needed.  The overall expected long-term rate of return is determined by using long-term historical returns for equity and debt securities in proportion to their weight in the investment portfolio.

The following table presents the fair value of the assets in our defined benefit pension plan for eligible factory hourly employees at April 27, 2013, and April 28, 2012. The various levels of the fair value hierarchy are described in Note 19.

Fiscal 2013
(Amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3
Cash and equivalents	$429	$15,767	$—
Equity funds	47,047	16,140	—
Debt funds	—	32,047	—
Total	$47,476	$63,954	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

Fiscal 2012
(Amounts in thousands)	Level 1 (b)	Level 2 (b)	Level 3
Cash and equivalents	$359	$1,377	$—
Equity funds	44,725	15,071	—
Debt funds	—	27,470	—
Total	$45,084	$43,918	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2012.

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

Our funding policy is to contribute to our defined benefit pension plan amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we determine to be appropriate.  During fiscal 2013 we contributed $23.5 million to our defined benefit pension plan, including a $20 million discretionary contribution.  We currently do not expect to contribute funds to our defined benefit pension plan during fiscal 2014.

The expected benefit payments by our defined benefit pension plan for eligible factory hourly employees for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2014	$5,331
2015	5,387
2016	5,493
2017	5,653
2018	5,811
2019 to 2024	32,014
$59,689

Note 12: Product Warranties

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

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/27/2013	4/28/2012
Balance as of the beginning of the year	$14,327	$13,854
Accruals during the year	15,370	15,074
Settlements during the year	(14,172)	(14,601)
Balance as of the end of the year	$15,525	$14,327

As of April 27, 2013, and April 28, 2012, $9.5 million and $8.2 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 13: Contingencies and Commitments

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

Note 14:  Stock-Based Compensation

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

The table below summarizes the grants made during fiscal 2013:

(Shares/units in millions)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	0.2	Equity	Common shares
Stock appreciation rights (“SARs”)	0.1	Liability	Cash
Restricted stock units – employees	0.2	Liability	Cash
Restricted stock units – directors	Less than 0.1	Equity	Common shares
Performance-based units	0.1	Liability	Cash
Performance-based shares	0.1	Equity	Common shares

The table below summarizes the total stock-based compensation expense recognized in our consolidated statement of income:

(Amounts in millions)	4/27/2013	4/28/2012	4/30/2011
Equity-based awards expense	$11.5	$5.7	$3.7
Liability-based awards expense (income)	2.1	0.4	(0.5)
Total stock-based compensation expense	$13.6	$6.1	$3.2

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

Stock option expense recognized in selling, general and administrative expense for fiscal years 2013, 2012, and 2011 was $2.3 million, $1.9 million, and $1.7 million, respectively.  We received $2.9 million and $4.9 million in cash during fiscal 2013 and fiscal 2012, respectively, for exercises of stock options.

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 28, 2012	1,755	$9.33	3.7
Granted	230	11.97
Exercised	(554)	5.72		$5,978
Expired	(157)	22.56
Canceled	(18)	7.05
Outstanding at April 27, 2013	1,256	$9.78	4.7	$10,537
Exercisable at April 27, 2013	490	$12.19	2.8	$3,291

The aggregate intrinsic value of options exercised was $4.5 million and $0.4 million in fiscal 2012 and 2011, respectively.  As of April 27, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 2.4 years.  During the year ended April 27, 2013, 0.5 million shares vested.

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option-pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. The turnover rate was estimated at the date of grant based on historical experience.  The fair value of stock options granted during fiscal 2013, fiscal 2012, and fiscal 2011 were calculated using the following assumptions:

	4/27/2013	4/28/2012	4/30/2011
Risk-free interest rate	0.75%	1.5%	0.75%
Dividend rate	0%	0%	0%
Expected life in years	5.0	5.5	3.0
Stock price volatility	83.8%	88.8%	86.6%
Turnover rate	0%	4.0%	3.0%
Fair value per share	$7.87	$6.68	$4.27

Stock Appreciation Rights.  Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award stock appreciation rights to certain employees.  SARs will be paid in cash upon vesting and as such were accounted for as liability-based awards that will be remeasured to reflect the fair value at the end of each reporting period.  These awards vest at 25% per year, beginning one year from the grant date for a term of four years.  The fair value for the SARs is estimated at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions.  The average expected life was based on the contractual term of the SARs and expected employee exercise and post-vesting employment termination trends (which is consistent with the expected life of our option awards).  The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.  Compensation expense of $0.6 million related to SARs was recognized in selling, general and administrative expense for the year ended April 27, 2013.  The unrecognized compensation cost at April 27, 2013, related to SARs was $0.7 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.9 years.

The fair value of the SARs granted during the first quarter of fiscal 2013 was remeasured at April 27, 2013, using the following assumptions:

4/27/2013
Risk-free interest rate	0.82%
Dividend rate	0.9%
Expected life in years	4.2
Stock price volatility	72.2%
Fair value per share	$10.69

Restricted Shares. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted common shares to certain employees.  The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account until the vesting period ends.  In the event of an employee’s termination during the escrow period, the shares are returned at no cost to the company.  Compensation expense for restricted stock is equal to the market value of our common shares on the date the award is approved and is recognized over the service period.  Expense relating to the restricted shares recorded in selling, general and administrative expense was $1.0 million, $1.6 million, and $1.4 million during fiscal 2013, fiscal 2012, and fiscal 2011, respectively.  The unrecognized compensation cost at April 27, 2013, related to restricted shares was $1.0 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.9 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 27, 2013:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 28, 2012	973	$6.58
Granted	—	—
Vested	(413)	6.34
Canceled	(30)	7.30
Non-vested shares at April 27, 2013	530	$6.67
Awards granted during fiscal 2012		$6.58
Awards granted during fiscal 2011		$6.41

Restricted Stock Units. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted stock units to certain employees and our non-employee directors.

The restricted stock units granted to employees are accounted for as liability-based awards because upon vesting these awards will be paid in cash.  Compensation expense is initially measured and recognized based on the market value (intrinsic value) of our common stock on the grant date and amortized over the vesting period.  The liability is remeasured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense.  The fair value of the restricted stock units at April 27, 2013, was $17.69.  Each restricted stock unit is the equivalent of one common share.  Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.  Compensation expense of $0.5 million related to restricted stock units granted to employees was recognized in selling, general and administrative expense for the year ended April 27, 2013.  The unrecognized compensation cost at April 27, 2013, related to employee restricted stock units was $2.2 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 3.2 years.

The following table summarizes information about non-vested stock units as of and for the year ended April 27, 2013:

	Number of Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested units at April 28, 2012	7	$6.10
Granted	160	12.06
Vested	(2)	5.17
Canceled	(9)	11.97
Non-vested units at April 27, 2013	156	$11.91

Restricted stock units granted to directors are offered at no cost to the directors and vest upon the director’s leaving the board.  These awards will be paid in shares of our common stock and we therefore account for them as equity based awards.  Compensation expense for these awards is measured and recognized on the grant date based on the market price of our common shares at the date the grant was awarded.  During fiscal 2013, fiscal 2012, and fiscal 2011 we granted less than 0.1 million restricted stock units each year to our non-employee directors.  Expense relating to the non-employee directors restricted stock units recorded in selling, general and administrative expense was $0.6 million in fiscal 2013, fiscal 2012, and fiscal 2011.

Performance Awards. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award common shares and stock units to certain employees based on the attainment of certain financial goals over a given performance period.  The awards are offered at no cost to the employees.  In the event of an employee's termination during the vesting period, the potential right to earn shares/units under this program is generally forfeited.

During fiscal 2013, we granted 0.1 million performance-based units and 0.1 million performance-based shares, both of which have performance (80% of grants) and market-based (20% of grants) vesting provisions.  The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial goals over a specific performance period, which is generally three fiscal years.  These performance awards are offered at no cost to the employees.  During fiscal 2012, we granted 0.7 million performance-based shares that have both performance and market-based vesting provisions, similar to the fiscal 2013 grant.  During fiscal 2011, we granted 0.4 million performance-based shares which only have a performance condition.

Based on our financial results for fiscal 2013, certain performance conditions were met for some of our outstanding performance-based awards.  The number of awards earned based on performance conditions were as follows:

Performance-based award earned	Number of Shares/Units (In Millions)
Fiscal 2011 performance-based shares	0.2
Fiscal 2013 performance-based shares	0.1
Fiscal 2013 performance-based units	0.1

The fiscal 2011 performance based shares will be settled in shares during the first quarter of fiscal 2014. The fiscal 2013 shares will be settled in shares and the fiscal 2013 units will be settled in cash if service conditions are also met, requiring employees to remain employed with the company through the end of fiscal 2015.

The performance-based units are accounted for as liability-based awards because upon vesting they will be paid in cash.  For performance-based units that vest based on performance conditions, the fair value of the award was $17.33, which was the market value of our common shares on the last day of the reporting period less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained.  For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period.  The liability for these units is remeasured and adjusted based on the common stock price and the Monte Carlo valuation at the end of each reporting period until paid.  Based on the Monte Carlo valuation, the fair value of the performance-based units that vest based on market conditions was $25.21 at April 27, 2013.  During fiscal 2013, we recognized $0.7 million of expense related to performance-based units.  The unrecognized compensation cost at April 27, 2013, related to performance-based units was $1.7 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.5 years.

The performance-based shares are accounted for as equity-based awards because upon vesting they will be settled in common shares.  The grant date fair value of performance-based shares is expensed over the service period.  For performance-based shares that vest based on performance conditions, the fair value of the award was $11.97, $9.35, and $7.75 for fiscal 2013, fiscal 2012, and fiscal 2011, respectively, which was the market value of our common shares on the date of grant, and compensation cost is expensed based on the probability that the performance goals will be obtained.  For performance-based shares that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the date of grant, and compensation cost is expensed over the vesting period, regardless of the ultimate vesting of the award, similar to the expensing of a stock option award.  The fair value for the performance-based shares that vest based on market conditions, as determined by the Monte Carlo valuation, at the grant date was $15.41 and $15.12 for the fiscal 2013 grant and the fiscal 2012 grant, respectively.  The unrecognized compensation cost at April 27, 2013, related to performance-based shares was $4.9 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.1 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

(Amounts in millions)	4/27/2013	4/28/2012	4/30/2011
Fiscal 2011 grant	$1.7	$0.2	$—
Fiscal 2012 grant	$5.5	$1.4	$—
Fiscal 2013 grant	$0.4	$—	$—

Previously Granted Deferred Stock Units. Awards under our deferred stock unit plan for non-employee directors are accounted for as liability-based awards because upon exercise these awards will be paid in cash. Compensation expense is initially measured and recognized based on the market price of our common stock on the grant date.  The liability is re-measured and adjusted at the end of each reporting period until paid.  For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share.  As of April 27, 2013, we had 0.1 million deferred stock units outstanding.  Expense/ (benefit) relating to the deferred stock units recorded in selling, general and administrative expense was $0.3 million, $0.4 million, and $(0.5) million during fiscal 2013, fiscal 2012, and fiscal 2011, respectively.  The liability related to these awards was $2.2 million and $1.9 million at April 27, 2013, and April 28, 2012, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

Note 15: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal year ended April 27, 2013, is as follows:

(Amounts in thousands)	Unrealized gain on marketable securities	Translation adjustment	Change in fair value of cash flow hedge	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 28,2012	$3,017	$4,029	$—	$(38,327)	$(31,281)
Changes before reclassifications	651	750	373	(7,645)	(5,871)
Amounts reclassified from accumulated other comprehensive loss	(3,170)	—	—	3,140	(30)
Tax effect	(24)	—	(142)	1,852	1,686
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,543)	750	231	(2,653)	(4,215)
Balance at April 27, 2013	$474	$4,779	$231	$(40,980)	$(35,496)

The unrealized gain on marketable securities was reclassified from accumulated other comprehensive loss to other income (expense) in our consolidated statement of income, and net pension amortization was reclassified to selling, general and administrative expense.

Note 16: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.  The Upholstery segment consists of three operating units, La-Z-Boy, England and Bauhaus.  This segment manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas.  The Upholstery segment sells directly to La-Z-Boy Furniture Galleries ® stores, operators of Comfort Studios locations, major dealers and other independent retailers.

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

Retail Segment. The Retail segment consists of 94 company-owned La-Z-Boy Furniture Galleries® stores in 11 markets.  During the second quarter of fiscal 2013, we acquired nine La-Z-Boy Furniture Galleries® stores in the southern Ohio market that were previously independently owned and operated.  The Retail segment sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through the retail network.

Restructuring. During the second quarter of fiscal 2013, we recorded a restructuring charge of $2.7 million, mainly related to fixed asset and inventory write-downs related to the closure of our lumber processing operation in our Casegoods segment.  As a result of this restructuring, we will no longer process component lumber parts for our domestically produced casegoods furniture and will instead outsource all component lumber parts.

We have no customer that individually represents more than 3% of our consolidated or Upholstery segment’s sales or more than 1% of our Casegoods segment’s sales in fiscal 2013.

The accounting policies of the operating segments are the same as those described in Note 1.  We account for intersegment revenue transactions between our segments consistent with independent third party transactions, that is, at current market prices.  As a result, the manufacturing profit related to sales to our Retail segment is included within the appropriate Upholstery or Casegoods segment.  Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third party transactions.  Segment operating income is based on profit or loss from operations before interest expense, other income (expense) and income taxes.  Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and other intangible assets. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets.  Sales are attributed to countries on the basis of the customer’s location.

(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Sales
Upholstery segment:
Sales to external customers	$939,736	$871,511	$831,603
Intersegment sales	127,311	103,592	85,264
Upholstery segment sales	1,067,047	975,103	916,867
Casegoods segment:
Sales to external customers	125,753	133,479	147,539
Intersegment sales	8,241	6,160	4,995
Casegoods segment sales	133,994	139,639	152,534
Retail segment sales	264,723	215,490	176,987
VIEs, net of intercompany sales eliminations	—	8,840	29,105
Corporate and Other	2,313	2,356	1,909
Eliminations	(135,552)	(109,752)	(90,259)
Consolidated sales	$1,332,525	$1,231,676	$1,187,143

Operating Income (Loss)
Upholstery segment	$96,762	$81,753	$72,743
Casegoods segment	2,640	5,540	6,698
Retail segment	4,099	(7,819)	(15,078)
VIEs	—	959	(4,949)
Restructuring	(2,715)	(281)	(487)
Write-down of long-lived assets	—	—	(4,471)
Corporate and Other	(33,159)	(30,521)	(28,547)
Consolidated operating income	$67,627	$49,631	$25,909

Depreciation and Amortization
Upholstery segment	$14,452	$12,696	$13,260
Casegoods segment	1,338	1,575	1,655
Retail segment	2,676	2,832	3,174
VIEs	—	149	942
Corporate and Other	4,674	6,234	5,271
Consolidated depreciation and amortization	$23,140	$23,486	$24,302

(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Capital Expenditures
Upholstery segment	$10,385	$7,406	$5,510
Casegoods segment	1,058	897	689
Retail segment	4,251	1,848	141
VIEs	—	543	395
Corporate and Other	10,218	4,969	3,805
Consolidated capital expenditures	$25,912	$15,663	$10,540

Assets
Upholstery segment	$296,108	$303,537	$305,363
Casegoods segment	70,147	73,888	76,724
Retail segment	73,496	49,818	46,773
VIEs	—	—	5,022
Unallocated assets	280,620	258,496	159,573
Consolidated assets	$720,371	$685,739	$593,455

Long-Lived Assets by Geographic Location
Domestic	$133,208	$114,979	$119,445
International	8,168	8,345	10,418
Consolidated long-lived assets	$141,376	$123,324	$129,863

Sales by Country
United States	87%	87%	87%
Canada	8%	8%	9%
Other	5%	5%	4%
Total	100%	100%	100%

Note 17: Income Taxes

Income before income taxes consists of the following (for the fiscal years ended):

(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
United States	$63,218	$60,538	$21,331
Foreign	7,492	6,319	4,635
Total	$70,710	$66,857	$25,966

Income tax expense applicable to continuing operations consists of the following components (for the fiscal years ended):

(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Federal – current	$16,873	$14,392	$5,935
– deferred	1,524	(38,396)	—
State – current	2,718	3,663	930
– deferred	493	(1,843)	700
Foreign – current	739	2,040	1,848
– deferred	1,181	(1,907)	(820)
Total income tax expense (benefit)	$23,528	$(22,051)	$8,593

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of pre-tax income)	4/27/2013	4/28/2012	4/30/2011
Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	3.0	5.0	4.1
U.S. manufacturing benefit	(2.0)	(2.3)	(1.9)
Change in valuation allowance	(0.3)	(69.1)	13.5
Change in value of life insurance contracts	(0.4)	—	(0.6)
Tax benefit associated with VIE acquisition	—	—	(17.6)
Gain on sale of marketable securities	(1.6)	—	—
Miscellaneous items	(0.4)	(1.6)	0.6
Effective tax rate	33.3%	(33.0)%	33.1%

For our Asian operating units, we continue to permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $7.5 million of the earnings.  The potential deferred tax attributable to these earnings would be approximately $2.0 million.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/27/2013	4/28/2012
Assets
Deferred and other compensation	$19,510	$15,043
Allowance for doubtful accounts	9,567	9,547
State income tax – net operating losses, credits and other	6,542	5,911
Pension	4,632	11,220
Warranty	5,937	5,436
Rent	4,697	4,590
Workers’ compensation	3,804	3,485
Foreign net operating loss	759	914
Capital loss carryover	—	3,202
Other	5,128	4,213
Valuation allowance	(6,619)	(8,258)
Total deferred tax assets	53,957	55,303
Liabilities
Property, plant and equipment	(2,745)	(2,573)
Net deferred tax assets	$51,212	$52,730

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$10,064	Fiscal 2014 – 2033
Foreign net operating losses	759	Fiscal 2018 – 2029
Foreign capital losses	23	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required.  Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.

During fiscal 2012 we concluded that certain valuation allowances totaling $46.2 million associated with certain U.S. federal, state and Canadian deferred tax assets should be reversed because we believed that it had become more likely than not that the value of those deferred tax assets would be realized.  The reduction in the valuation allowance was primarily the result of the following factors at the point we reduced the allowance:  (i) our cumulative three-year pre-tax income position, (ii) our most recent operating results, which had exceeded both our operating plan and prior year results, and (iii) our then-current forecasts, all of which caused us to temper our concerns at that time regarding the economic environment.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable, which are based on objective evidence such as expected trends resulting from certain leading economic indicators.  Based upon our net deferred tax asset position at April 27, 2013, we estimate that about $136 million of future taxable income would need to be generated to fully recover our net deferred tax assets.  The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

During fiscal 2013, we recorded a $1.6 million decrease in our valuation allowance for deferred tax assets that are now considered more likely than not to be realized.  A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction	4/28/2012		4/27/2013
(Amounts in thousands)	Valuation Allowance	Change	Valuation Allowance
U.S. federal	$2,114	$(2,114)	$—
U.S. state	6,121	343	6,464
Foreign	23	132	155
Total	$8,258	$(1,639)	$6,619

The remaining valuation allowance of $6.6 million primarily related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 27, 2013, we had a gross unrecognized tax benefit of $3.2 million related to uncertain tax positions in various jurisdictions.  A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Balance at the beginning of the period	$3,909	$4,492	$4,805
Additions:
Positions taken during the current year	338	147	100
Positions taken during the prior year	—	—	229
Reductions:
Positions taken during the current year	—	—	—
Positions taken during the prior year	(28)	(202)	(359)
Decreases related to settlements with taxing authorities	—	(166)	(202)
Reductions resulting from the lapse of the statute of limitations	(971)	(362)	(81)
Balance at the end of the period	$3,248	$3,909	$4,492

We recognize interest and penalties associated with uncertain tax positions in income tax expense.  Accrued interest and penalties decreased by $0.2 million during fiscal 2013.  We had approximately $0.4 million accrued for interest and penalties as of April 27, 2013, and $0.6 million accrued for interest and penalties as of April 28, 2012.

If recognized, $0.8 million of the total $3.2 million of unrecognized tax benefits would decrease our effective tax rate.  It is reasonably possible that $0.2 million of this amount will be settled within the next 12 months.  The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2010 and subsequent are still subject to audit.  In addition, we conduct business in various states.  The major states in which we conduct business are subject to audit for fiscal years 2009 and subsequent. Our businesses in Canada and Thailand are subject to audit for fiscal years 2003 and subsequent, and in Mexico, calendar years 2007 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 27, 2013, April 28, 2012, and April 30, 2011, were $20.5 million, $15.2 million and $9.1 million, respectively.

Note 18: Earnings per Share

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share were as follows:

	Year Ended
(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$46,389	$87,966	$24,047
Income allocated to participating securities	(639)	(1,650)	(472)
Net income available to common shareholders	$45,750	$86,316	$23,575

	Year Ended
(Amounts in thousands)	4/27/2013	4/28/2012	4/30/2011
Denominator:
Basic weighted average common shares outstanding	52,351	51,944	51,849
Add:
Contingent common shares	812	—	—
Stock option dilution	522	534	430
Diluted weighted average common shares outstanding	53,685	52,478	52,279

Contingent common shares reflect the dilutive effect of common shares that would be issued under the terms of performance-based share grants made to employees, assuming the reporting period was the performance period.

We had outstanding options to purchase 0.2 million, 0.4 million and 1.2 million shares for the years ended April 27, 2013, April 28, 2012, and April 30, 2011, respectively, with a weighted average exercise price of $20.74, $19.97, and $15.21, respectively.  We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis.  Non-financial assets such as trade names, goodwill, and other long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized.  During fiscal 2013 and fiscal 2012 we recorded trade names at fair value based upon the relief from royalty method.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of April 27, 2013, and April 28, 2012:

Fiscal 2013	Fair Value Measurements
(Amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3
Assets
Available-for-sale securities	$1,217	$38,747	$—
Trading securities	—	1,126	—
Total	$1,217	$39,873	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

Fiscal 2012	Fair Value Measurements
(Amounts in thousands)	Level 1 (b)	Level 2 (b)	Level 3
Assets
Available-for-sale securities	$2,886	$7,364	$—
Trading securities	—	950	—
Total	$2,886	$8,314	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2012.

At April 27, 2013, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan.  At April 28, 2012, we held available-for-sale marketable securities designated to fund future obligations of our executive deferred compensation plan.  The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 20: Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition. We received $18.0 million during fiscal 2012 and $1.1 million during fiscal 2011 in CDSOA distributions related to the antidumping order on wooden bedroom furniture from China. Certain domestic producers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the U.S. Court of International Trade challenging the CDSOA’s “support requirement” and seeking a share of the distributions. As a result, Customs withheld a portion of those distributions pending resolution of the Non-Supporting Producers’ actions. Between October 2011 and February 2012, the Court of International Trade entered judgments against the Non-Supporting Producers and dismissed their actions. On January 1, 2012, Customs announced that it would distribute the withheld distributions. The Non-Supporting Producers then filed motions in the Court of International Trade and, later, in the U.S. Court of Appeals for the Federal Circuit to enjoin such distributions pending their appeal of the Court of International Trade’s judgments. On March 5, 2012, the Federal Circuit denied the Non-Supporting Producers’ motions for injunction “without prejudicing the ultimate disposition of these cases.” If the Federal Circuit were to reverse the judgments of the Court of International Trade and determine that the Non-Supporting Producers are entitled to CDSOA distributions, it is possible that Customs may seek to have us return all or a portion of our company’s share of the distributions. Based on what we know today, we do not expect this will occur. The $18.0 million we received in fiscal 2012 included $16.3 million of previously withheld distributions received in the fourth quarter of fiscal 2012.  In November 2012, Customs determined to withhold CDSOA distributions pending resolution of the Federal Circuit appeals.  As a result, we did not receive any CDSOA distributions in fiscal 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit.  The implementation is expected to occur in phases over the next several years.  The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no changes in our internal controls over financial reporting during our fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees.  A current copy of the code is posted at our website www.la-z-boy.com.

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2013 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.
All information required to be reported under this item will be included in our proxy statement for our 2013 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2013 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
All information required to be reported under this item will be included in our proxy statement for our 2013 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
All information required to be reported under this item will be included in our proxy statement for our 2013 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:

(1)	Financial Statements:
Management’s Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 27, 2013, April 28, 2012, and April 30, 2011
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 27, 2013, April 28, 2012, and April 30, 2011
Consolidated Balance Sheet at April 27, 2013, and April 28, 2012
Consolidated Statement of Cash Flows for the fiscal years ended April 27, 2013, April 28, 2012, and April 30, 2011
Consolidated Statement of Changes in Equity for the fiscal years ended April 27, 2013, April 28, 2012, and April 30, 2011
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for each of the three fiscal years in the period ended April 27, 2013

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

(3)	Exhibits:
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description
(2)	Not applicable
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)
(3.2)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 21, 1998 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)
(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)
(3.4)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 24, 2012 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)
(3.5)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of May 3, 2011) (Incorporated by reference to an exhibit to Form 8-K filed May 6, 2011)
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

(10.7)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as amended through June 13, 2008 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2008)
(10.8)*	First 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)
(10.9)*	Second 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 15, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)
(10.10)*	Sample award agreement under the 2004 Long-Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)

(10.11)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 18, 2010)
(10.12)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)
(10.13)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)
(10.14)*	First 2010 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2010 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.15)*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.16)*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013
(11)	Statement regarding computation of per share earnings (See Note 18 to the Consolidated Financial Statements included in Item 8)
(12)	Not applicable
(13)	Not applicable
(14)	Not applicable
(16)	Not applicable
(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(95)	Not applicable
(99)	Not applicable
(100)	Not applicable
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 18, 2013 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 18, 2013

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts			Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 27, 2013	$22,254	$495	$—			$(1,142	)(a)	$21,607
April 28, 2012	23,435	3,508	—			(4,689	)(a)	22,254
April 30, 2011	19,621	5,612	—			(1,798	)(a)	23,435

Allowance for deferred tax assets:
April 27, 2013	$8,258	$131	$(1,572	)(c	)	$(198	)(d)	$6,619
April 28, 2012	52,613	160	1,687	(c)		(46,202	)(d)	8,258
April 30, 2011	57,976	4,582	(8,391	)(c	)	(1,554	)(b)	52,613

(a) Deductions represented uncollectible accounts written off less recoveries of accounts receivable written off in prior years.

(b) Represents utilization of loss carryovers.

(c) Represents impact of adjusting gross deferred tax assets.

(d) Valuation allowance release.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 18, 2013		LA-Z-BOY INCORPORATED

	BY	/s/ Kurt L. Darrow
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 18, 2013, by the following persons on behalf of the Registrant and in the capacities indicated.

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