Form 10-Q
period 2013-07-27
LA-Z-BOY INC
filed 2013-08-20
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JULY 27, 2013
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

Yes ✓	No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes ✓	No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ✓

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2013
Common Shares, $1.00 par value	52,432,171

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2014

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/27/13	7/28/12
Sales	$318,913	$301,501
Cost of sales	215,627	211,889
Gross profit	103,286	89,612
Selling, general and administrative expense	88,464	81,986
Operating income	14,822	7,626
Interest expense	136	173
Interest income	180	121
Other income (expense), net	536	(121)
Income before income taxes	15,402	7,453
Income tax expense	5,467	2,758
Net income	9,935	4,695
Net income attributable to noncontrolling interests	(345)	(297)
Net income attributable to La-Z-Boy Incorporated	$9,590	$4,398

Basic weighted average shares outstanding	52,343	52,193
Basic net income attributable to La-Z-Boy Incorporated per share	$0.18	$0.08

Diluted weighted average shares outstanding	53,051	53,040
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.18	$0.08

Dividends declared per share	$0.04	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	First Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Net income	$9,935	$4,695
Other comprehensive income (loss)
Currency translation adjustment	(1,243)	233
Change in fair value of cash flow hedges, net of tax	(280)	81
Net unrealized gains (losses) on marketable securities, net of tax	273	(304)
Net pension amortization, net of tax	547	476
Total other comprehensive income (loss)	(703)	486
Total comprehensive income before allocation to noncontrolling interests	9,232	5,181
Comprehensive loss (income) attributable to noncontrolling interests	109	(143)
Comprehensive income attributable to La-Z-Boy Incorporated	$9,341	$5,038

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	7/27/13	4/27/13
Current assets
Cash and equivalents	$139,500	$131,085
Restricted cash	12,693	12,686
Receivables, net of allowance of $19,944 at 7/27/13 and $21,607 at 4/27/13	139,186	160,005
Inventories, net	158,031	146,343
Deferred income taxes – current	20,414	20,640
Other current assets	27,125	30,121
Total current assets	496,949	500,880
Property, plant and equipment, net	113,254	118,060
Goodwill	12,837	12,837
Other intangible assets	4,838	4,838
Deferred income taxes – long-term	29,759	30,572
Other long-term assets, net	56,369	53,184
Total assets	$714,006	$720,371

Current liabilities
Current portion of long-term debt	$7,564	$513
Accounts payable	52,449	50,542
Accrued expenses and other current liabilities	84,406	99,108
Total current liabilities	144,419	150,163
Long-term debt	393	7,576
Other long-term liabilities	74,608	70,664
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 52,489 outstanding at 7/27/13 and 52,392 outstanding at 4/27/13	52,489	52,392
Capital in excess of par value	247,738	241,888
Retained earnings	223,333	226,044
Accumulated other comprehensive loss	(35,745)	(35,496)
Total La-Z-Boy Incorporated shareholders' equity	487,815	484,828
Noncontrolling interests	6,771	7,140
Total equity	494,586	491,968
Total liabilities and equity	$714,006	$720,371

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Cash flows from operating activities
Net income	$9,935	$4,695
Adjustments to reconcile net income to cash provided by (used for) operating activities
Deferred income tax expense (benefit)	700	(180)
Provision for doubtful accounts	(1,245)	669
Depreciation and amortization	5,847	5,486
Stock-based compensation expense	3,193	3,619
Pension plan contributions	—	(1,160)
Change in receivables	21,812	19,657
Change in inventories	(11,688)	(23,273)
Change in other assets	(1,193)	(2,906)
Change in payables	1,907	(4,546)
Change in other liabilities	(16,248)	(17,407)
Net cash provided by (used for) operating activities	13,020	(15,346)

Cash flows from investing activities
Proceeds from disposal of assets	2,078	922
Capital expenditures	(3,216)	(5,235)
Purchases of investments	(6,432)	(10,783)
Proceeds from sales of investments	8,558	2,198
Change in restricted cash	(6)	(6,931)
Net cash provided by (used for) investing activities	982	(19,829)

Cash flows from financing activities
Payments on debt	(132)	(2,121)
Stock issued for stock and employee benefit plans	763	654
Excess tax benefit on stock option exercises	3,277	873
Purchases of common stock	(7,071)	(4,012)
Dividends paid	(2,110)	—
Net cash used for financing activities	(5,273)	(4,606)

Effect of exchange rate changes on cash and equivalents	(314)	(25)
Change in cash and equivalents	8,415	(39,806)
Cash and equivalents at beginning of period	131,085	152,370
Cash and equivalents at end of period	$139,500	$112,564

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 28, 2012	$52,244	$231,332	$189,609	$(31,281)	$5,911	$447,815
Net income			46,389		793	47,182
Other comprehensive income (loss)				(4,215)	339	(3,876)
Stock issued for stock and employee benefit plans, net of cancellations	817	1,849	(1,368)			1,298
Purchases of common stock	(669)	(5,314)	(4,350)			(10,333)
Stock option and restricted stock expense		11,458				11,458
Tax benefit from exercise of options		2,563				2,563
Dividends paid			(4,236)			(4,236)
Change in noncontrolling interests					97	97
At April 27, 2013	52,392	241,888	226,044	(35,496)	7,140	491,968
Net income			9,590		345	9,935
Other comprehensive income (loss)				(249)	(454)	(703)
Stock issued for stock and employee benefit plans, net of cancellations	462	84	(4,189)			(3,643)
Purchases of common stock	(365)	(704)	(6,002)			(7,071)
Stock option and restricted stock expense		3,193				3,193
Tax benefit from exercise of options		3,277				3,277
Dividends paid			(2,110)			(2,110)
Change in noncontrolling interests					(260)	(260)
At July 27, 2013	$52,489	$247,738	$223,333	$(35,745)	$6,771	$494,586

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries.  The April 27, 2013, balance sheet was derived from our audited financial statements.  The interim financial information is prepared in conformity with generally accepted accounting principles, and such principles are applied on a basis consistent with those reflected in our fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period.  The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 26, 2014.

Certain prior year information has been reclassified to be comparable to the current year presentation.  These items had no impact on the amounts of previously reported net income attributable to La-Z-Boy Incorporated or total equity.

Note 2: Allowance for Credit Losses

As of July 27, 2013, we had gross notes receivable of $7.6 million outstanding from eight customers, with a corresponding allowance for credit losses of $1.7 million.  We have collateral from these customers in the form of inventory and/or real estate to support the net carrying value of these notes.  We do not accrue interest income on these notes receivable, but we record interest income when it is received.  Of the $7.6 million in notes receivable as of July 27, 2013, $1.0 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet.  The remainder of the notes receivable and the entire allowance for credit losses were categorized as other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the three months ended July 27, 2013, and July 28, 2012:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Beginning balance	$1,986	$1,537
Recoveries	—	(18)
Write-offs	(320)	—
Provision for credit losses	60	—
Ending balance	$1,726	$1,519

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/27/13	4/27/13
Raw materials	$75,195	$70,731
Work in process	13,055	12,182
Finished goods	99,624	93,273
FIFO inventories	187,874	176,186
Excess of FIFO over LIFO	(29,843)	(29,843)
Inventories, net	$158,031	$146,343

Note 4:  Investments

Our consolidated balance sheet at July 27, 2013, included $5.6 million of available-for-sale investments and $2.0 million of trading securities in other current assets and $32.3 million of available-for-sale investments in other long-term assets.  Available-for-sale investments of $10.8 million and trading securities of $1.1 million were included in other current assets and available-for-sale investments of $29.2 million were included in other long-term assets in our consolidated balance sheet at April 27, 2013.  At July 27, 2013, and April 27, 2013, $27.7 million and $29.9 million, respectively, of these investments were to enhance returns on our cash.  The remaining investments were designated to fund future obligations of our non-qualified defined benefit retirement plan and our executive deferred compensation plan.  All unrealized gains and losses in the tables below relate to available-for-sale investments and were included in accumulated other comprehensive loss within our consolidated statement of changes in equity because none of them were considered other-than-temporary during fiscal 2014 or fiscal 2013.  If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at July 27, 2013, and April 27, 2013:

As of July 27, 2013
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$834	$(113)	$7,247
Fixed income	97	(70)	30,460
Mutual funds	—	—	1,983
Other	1	(6)	246
Total securities	$932	$(189)	$39,936

As of April 27, 2013
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$296	$(152)	$6,668
Fixed income	159	(1)	33,076
Mutual funds	—	—	1,126
Other	1	(3)	220
Total securities	$456	$(156)	$41,090

The following table summarizes sales of available-for-sale securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Proceeds from sales	$8,558	$1,428
Gross realized gains	13	224
Gross realized losses	(36)	(26)

The fair value of fixed income available-for-sale securities by contractual maturity was $5.6 million within one year, $23.8 million within two to five years, $0.6 million within six to ten years and $0.5 million thereafter.

Note 5: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Service cost	$311	$308
Interest cost	1,206	1,331
Expected return on plan assets	(1,699)	(1,714)
Net amortization	891	756
Net periodic pension cost	$709	$681

Note 6: Product Warranties

We accrue an estimated liability for product warranties at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products.  Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer.  Over 90% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and up to a lifetime on certain mechanisms and frames.  Labor costs relating to our parts are warrantied for one year from the date of purchase by the end customer.  Considerable judgment is used in making our estimates.  Differences between actual and estimated costs are recorded when the differences are known.

A reconciliation of the changes in our product warranty liability for the three months ended July 27, 2013, and July 28, 2012, is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Balance as of the beginning of the period	$15,525	$14,327
Accruals during the period	3,789	3,390
Settlements during the period	(3,493)	(3,398)
Balance as of the end of the period	$15,821	$14,319

As of July 27, 2013, and April 27, 2013, $9.8 million and $9.5 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 7:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Equity-based awards expense	$3,193	$3,619
Liability-based awards expense (income)	1,904	(72)
Total stock-based compensation expense	$5,097	$3,547

The table below summarizes the grants made during the first quarter of fiscal 2014:

(Unaudited, shares/units in thousands)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	175	Equity	Common shares
Stock appreciation rights (“SARs”)	142	Liability	Cash
Restricted stock units – employees	122	Liability	Cash
Performance-based units	35	Liability	Cash
Performance-based shares	191	Equity	Common shares

Stock Options. We granted 174,595 stock options to employees during the first quarter of fiscal 2014.  Compensation expense for stock options is equal to the fair value on the date the award was approved and is recognized over the vesting period.  The vesting period for our stock options ranges from one to four years.  Options granted to retirement eligible employees are expensed immediately because they vest upon retirement.  The fair value for the employee stock options granted was estimated at the date of the grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions.  Expected volatility was estimated based on the historical volatility of our common shares.  The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

The fair value of stock options granted during the first quarter of fiscal 2014 was calculated using the following assumptions:

(Unaudited)	7/27/13
Risk-free interest rate	0.84%
Dividend rate	0.84%
Expected life in years	5.0
Stock price volatility	81.3%
Fair value per share	$11.63

Stock Appreciation Rights.  We granted 141,546 stock appreciation rights to employees during the first quarter of fiscal 2014.  SARs will be paid in cash upon vesting and as such are accounted for as liability-based awards that will be remeasured to reflect the fair value at the end of each reporting period.  These awards vest at 25% per year, beginning one year from the grant date for a term of four years.  The fair value for the SARs is estimated at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions.  The average expected life was based on the contractual term of the SARs and expected employee exercise and post-vesting employment termination trends (which is consistent with the expected life of our option awards).  The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

The fair value of the SARs granted during the first quarter of fiscal 2014 was remeasured at July 27, 2013, using the following assumptions:

(Unaudited)	7/27/13
Risk-free interest rate	1.20%
Dividend rate	0.79%
Expected life in years	4.9
Stock price volatility	80.5%
Fair value per share	$12.56

Restricted Stock Units. We granted 122,007 restricted stock units to employees during the first quarter of fiscal 2014.  These units are accounted for as liability-based awards because upon vesting these awards will be paid in cash.  Compensation expense is initially measured and recognized based on the market value (intrinsic value) of our common stock on the grant date and amortized over the vesting period.  The liability is remeasured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense.  The fair value of the restricted stock units at July 27, 2013, was $20.34.  Each restricted stock unit is the equivalent of one common share.  Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

Performance Awards. During the first quarter of fiscal 2014, we granted 35,083 performance-based units and 191,410 performance-based shares, both of which have performance (80% of grants) and market-based (20% of grants) vesting provisions.  The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial goals over a specific performance period, which is generally three fiscal years.  These performance awards are offered at no cost to the employees.

The performance-based units are accounted for as liability-based awards because upon vesting they will be paid in cash.  For performance-based units that vest based on performance conditions, the fair value of each unit was $19.86, which was the market value of our common shares on the last day of the reporting period less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained.  For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period.  The liability for these units was remeasured and adjusted based on the Monte Carlo valuation at the end of each reporting period until paid.  Based on the Monte Carlo valuation, the fair value of each performance-based unit that vests based on market conditions was $27.78 at July 27, 2013.

The performance-based shares are accounted for as equity-based awards because upon vesting they will be settled in common shares.  The grant date fair value of performance-based shares is expensed over the service period.  For performance-based shares that vest based on performance conditions, the fair value of each share was $18.58, which was the market value of our common shares on the date of grant less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained.  For performance-based shares that vest based on market conditions, the fair value of each share was estimated using a Monte Carlo valuation model on the date of grant, and compensation cost is expensed over the vesting period, regardless of the ultimate vesting of the award, similar to the expensing of a stock option award.  The fair value for each performance-based share that vests based on market conditions, as determined by the Monte Carlo valuation, was $26.08 at the grant date.

Note 8: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the first quarter ended July 27, 2013, is as follows:

(Amounts in thousands)	Unrealized gain on marketable securities	Translation adjustment	Change in fair value of cash flow hedge	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2013	$474	$4,779	$231	$(40,980)	$(35,496)
Changes before reclassifications	421	(789)	(544)	—	(912)
Amounts reclassified to net income	23	—	88	891	1,002
Tax effect	(171)	—	176	(344)	(339)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	273	(789)	(280)	547	(249)
Balance at July 27, 2013	$747	$3,990	$(49)	$(40,433)	$(35,745)

The unrealized gain on marketable securities was reclassified from accumulated other comprehensive loss to net income through other income (expense) in our consolidated statement of income, and the change in fair value of cash flow hedge and the net pension amortization were reclassified to net income through selling, general and administrative expense.

Note 9: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.  The Upholstery segment consists of three operating units: La-Z-Boy, England and Bauhaus.  This segment manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas.  The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

Casegoods Segment. The Casegoods segment consists of four brands: American Drew, Lea, Hammary, and Kincaid.  This segment sells imported or manufactured wood furniture to furniture retailers.  Casegoods product includes bedroom, dining room, entertainment centers, occasional pieces and some coordinated upholstered furniture.  The Casegoods segment sells to major dealers and other independent retailers.

Retail Segment. The Retail segment consists of 93 company-owned La-Z-Boy Furniture Galleries® stores in 11 primary markets.  The Retail segment sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Sales
Upholstery segment:
Sales to external customers	$224,352	$210,363
Intersegment sales	30,522	27,804
Upholstery segment sales	254,874	238,167
Casegoods segment:
Sales to external customers	27,276	33,317
Intersegment sales	2,160	1,292
Casegoods segment sales	29,436	34,609
Retail segment sales	66,274	57,119
Corporate and Other	1,011	702
Eliminations	(32,682)	(29,096)
Consolidated sales	$318,913	$301,501

Operating Income (Loss)
Upholstery segment	$22,236	$15,578
Casegoods segment	557	1,279
Retail segment	1,926	(1,988)
Corporate and Other	(9,897)	(7,243)
Consolidated operating income	$14,822	$7,626

Note 10: Income Taxes

Our effective tax rate for the first quarter of fiscal 2014 was 35.5% compared to 37.0% for the first quarter of fiscal 2013.  Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, the U.S. manufacturing deduction, and the mix of earnings in other foreign jurisdictions for which the statutory rate varies.

Our consolidated balance sheet at the end of the first quarter of fiscal 2014 reflected a $1.4 million net liability for uncertain income tax positions.  It is reasonably possible that $0.2 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$9,590	$4,398
Income allocated to participating securities	(117)	(74)
Net income available to common shareholders	$9,473	$4,324

Denominator:
Basic weighted average common shares outstanding	52,343	52,193
Add:
Contingent common shares	254	335
Stock option dilution	454	512
Diluted weighted average common shares outstanding	53,051	53,040

Contingent common shares reflect the dilutive effect of common shares that would be issued under the terms of performance-based share grants made to employees, assuming the reporting period was the performance period.

We had outstanding options to purchase 0.1 million shares for the quarter ended July 27, 2013, with a weighted average exercise price of $20.85, and outstanding options to purchase 0.4 million shares for the quarter ended July 28, 2012, with a weighted average exercise price of $21.55.  We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at July 27, 2013, and April 27, 2013:

As of July 27, 2013	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$2,921	$35,032	$—
Trading securities	—	1,983	—
Total	$2,921	$37,015	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2014.

As of April 27, 2013	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,217	$38,747	$—
Trading securities	—	1,126	—
Total	$1,217	$39,873	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

At July 27, 2013, and April 27, 2013, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan.  The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We have prepared this Management’s Discussion and Analysis as an aid to better understand our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. After a cautionary note about forward-looking statements, we begin with an introduction to our key businesses. We then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of economic recovery or the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) any court actions requiring us to return any of the Continued Dumping and Subsidy Offset Act distributions we have received; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) fluctuations in our stock price; (o) information technology conversions or system failures; (p) effects of our brand awareness and marketing programs; (q) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (r) litigation arising out of alleged defects in our products; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (t) our ability to integrate acquired businesses and realize the benefit of anticipated synergies; and (u) those matters discussed in Item 1A of our fiscal 2013 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 312 La-Z-Boy Furniture Galleries® stores and 567 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products.  We consider this dedicated space to be “branded outlets” or “proprietary.”  We own 93 of the La-Z-Boy Furniture Galleries® stores.  The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 567 Comfort Studios® locations, are independently owned and operated.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service.  Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products.  In addition to the La-Z-Boy Comfort Studios® locations, Kincaid, England and Lea have their own dedicated in-store gallery programs with over 650 outlets and 3.8 million square feet of proprietary floor space.  In total, our proprietary floor space includes approximately 11.1 million square feet.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•	Upholstery Segment. Our Upholstery segment is our largest segment in terms of revenue and consists of three operating units: La-Z-Boy, our largest operating unit, and the England and Bauhaus operating units. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

•	Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and some coordinated upholstered furniture. The Casegoods segment consists of four brands: American Drew, Lea, Hammary, and Kincaid. The Casegoods segment primarily sells to major dealers and other independent retailers.

•	Retail Segment. Our Retail segment consists of 93 company-owned La-Z-Boy Furniture Galleries® stores located in 11 markets ranging from southern California to the Midwest to the east coast of the United States. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through the retail network.

Results of Operations
Fiscal 2014 First Quarter Compared to Fiscal 2013 First Quarter

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	7/27/13	7/28/12	Percent Change
Consolidated sales	$318,913	$301,501	5.8%
Consolidated operating income	14,822	7,626	94.4%
Consolidated operating margin	4.6%	2.5%

Sales

Consolidated sales increased $17.4 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due mainly to the combination of stronger volume, favorable changes in product mix, and selling price increases.

Operating Margin

Our operating margin increased 2.1 percentage points for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

•	Our gross margin improved 2.7 percentage points in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Our consolidated gross margin increased due in part to the higher weighting of sales in our Retail segment in the first quarter of fiscal 2014, which carry a higher gross margin than our wholesale segments. Gross margin in our upholstery segment benefitted from favorable absorption of fixed costs resulting from sales volume increases. Our Retail segment gross margin improved as a result of improved merchandising and a higher priced product mix.

•	Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 0.6 percentage points in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.
o	Incentive compensation costs in the first quarter of fiscal 2014 were $2.6 million higher than the first quarter of fiscal 2013, which is an increase of 0.7 percentage points. The main driver of the increase in incentive compensation costs during the first quarter of fiscal 2014 was the increase in our share price during the quarter. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period.
o	The increase in incentive compensation costs was partially offset by a change in the provision for doubtful accounts of $1.9 million, or 0.6 percentage points, due to the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers.
o	The remainder of the increase in SG&A as a percentage of sales was mainly due to the higher weighting of sales in our Retail segment in the first quarter of fiscal 2014, which operates at a higher SG&A percentage of sales than our wholesale segments.

Upholstery Segment
(Unaudited, amounts in thousands, except percentages)	7/27/13	7/28/12	Percent Change
Sales	$254,874	$238,167	7.0%
Operating income	22,236	15,578	42.7%
Operating margin	8.7%	6.5%

Sales

Our Upholstery segment’s sales increased $16.7 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.  Increased volume and selling prices, in addition to favorable changes in product mix drove the majority of the 7.0% increase in sales.  We believe the increase in orders was a result of our Live life comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.  We believe this continued to drive increased volume for our La-Z-Boy branded business, as well as the improved performance of our retail store network, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased 2.2 percentage points for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

•	The segment’s gross margin increased 2.1 percentage points during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to a combination of factors. Selling price changes, favorable changes in product mix, the benefit of cost reduction initiatives in our plants and the favorable absorption of our plant fixed costs resulting from sales volume increases more than offset the impact of raw material cost increases.

•	The segment’s SG&A expense as a percentage of sales decreased 0.1 percentage points, mainly due to a change in the provision for doubtful accounts, due to the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. The favorable absorption of fixed costs resulting from our sales volume increase also positively impacted SG&A costs as a percentage of sales during the quarter. These items were mostly offset by higher incentive compensation costs, advertising costs, commission expenses and costs related to our enterprise resource planning (“ERP”) implementation.

Casegoods Segment
(Unaudited, amounts in thousands, except percentages)	7/27/13	7/28/12	Percent Change
Sales	$29,436	$34,609	(14.9)%
Operating income	557	1,279	(56.5)%
Operating margin	1.9%	3.7%

Sales

Our Casegoods segment’s sales decreased $5.2 million in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013.  Our casegoods sales continued to be weak in the first quarter of fiscal 2014.

Operating Margin

Our Casegoods segment’s operating margin decreased 1.8 percentage points in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

•	The segment’s gross margin declined 0.7 percentage points in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

•	The segment’s SG&A costs as a percent of sales increased 1.1 percentage points in the first quarter of fiscal 2014 primarily driven by an inability to absorb fixed costs due to the decline in sales volume.

Retail Segment
(Unaudited, amounts in thousands, except percentages)	7/27/13	7/28/12	Percent Change
Sales	$66,274	$57,119	16.0%
Operating income (loss)	1,926	(1,988)	196.9%
Operating margin	2.9%	(3.5)%

Sales

Our Retail segment’s sales increased $9.2 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.  Of this increase, $6.6 million was due to the acquisition of nine retail stores in the southern Ohio market on October 1, 2012.  The remainder of the increase in sales was driven by increases in traffic and average ticket combined with an improved merchandise mix.

Operating Margin

Our Retail segment’s operating margin improved 6.4 percentage points in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

•	The segment’s gross margin improved 1.9 percentage points in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, benefitting from a higher priced product mix, differentiated product merchandising, and lower promotional activity.

•	The segment’s SG&A costs as a percent of sales improved 4.5 percentage points in the first quarter of fiscal 2014, primarily due to greater leverage of SG&A expenses as a percentage of sales resulting from the higher sales volume.

Corporate and Other
(Unaudited, amounts in thousands, except percentages)	7/27/13	7/28/12	Percent Change
Sales
Corporate and Other	1,011	702	44.0%
Eliminations	(32,682)	(29,096)	(12.3)%

Operating loss
Corporate and Other	(9,897)	(7,243)	(36.6)%

Sales

Eliminations increased in the first quarter of fiscal 2014 as compared to the same period in the prior year due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 mainly due to higher incentive compensation costs in the first quarter of fiscal 2014 than the first quarter of fiscal 2013.  The main driver of the increase in incentive compensation costs during the first quarter of fiscal 2014 was the increase in our share price during the quarter.  Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period.

Income Taxes

Our effective tax rate for the first quarter of fiscal 2014 was 35.5% compared to 37.0% for the first quarter of fiscal 2013.  Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, the U.S. manufacturing deduction, and the mix of earnings in other foreign jurisdictions for which the statutory rate varies.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures including the construction of our new world headquarters.  We had cash and equivalents of $139.5 million at July 27, 2013, compared to $131.1 million at April 27, 2013.  The increase in cash and equivalents was primarily attributable to cash collections of accounts receivable and net income generated during the quarter, and was partially offset by cash used to settle incentive compensation awards, increases in inventories, and the acquisition of assets through capital expenditures.  We also used cash to purchase shares and to fund dividend payments to shareholders.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts.  Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory.  The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million.  At July 27, 2013, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $141.9 million.

Capital expenditures for the first quarter of fiscal 2014 were $3.2 million compared with $5.2 million during the first quarter of fiscal 2013.  We began construction on our new world headquarters during the first quarter of fiscal 2014, a project which is estimated at approximately $57 million, which we expect will be spent over the next 16 months.  We expect capital expenditures to be in the range of $60.0 million to $65.0 million in fiscal 2014.

In fiscal 2013, the board of directors reinstated payment of quarterly cash dividends to our shareholders.  The board of directors has sole authority to determine if and when future dividends will be declared and on what terms.  The board of directors currently expects to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/13	7/28/12
Cash Flows Provided By (Used For)
Net cash provided by (used for) operating activities	$13,020	$(15,346)
Net cash provided by (used for) investing activities	982	(19,829)
Net cash used for financing activities	(5,273)	(4,606)
Exchange rate changes	(314)	(25)
Change in cash and equivalents	$8,415	$(39,806)

Operating Activities

During the first quarter of fiscal 2014, net cash provided by operating activities was $13.0 million. Our cash provided by operating activities was mainly the result of pre-tax income generated during the first quarter of fiscal 2014 as well as cash collections of accounts receivable, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers.  These items were partially offset by cash used to settle incentive compensation awards and to fund increases in inventories.  The increase in inventories during the quarter was primarily related to a planned increase in raw materials in order to improve our in-stock position for the upcoming fall selling season.  In addition, our finished goods inventory in our Upholstery segment increased during the quarter, due to strong order levels during the quarter that resulted in units built during the quarter but which were not shipped as of the end of the quarter.

During the first quarter of fiscal 2013, net cash used by operating activities was $15.3 million.  Cash from net income net of depreciation and amortization and stock-based compensation expense was offset by cash used for working capital. Our cash used by operating activities was mainly due to the payment of accrued benefits during the first quarter of fiscal 2013, and an increase in inventory in our upholstery segment, which was partially offset by a decrease in accounts receivables.  Our increase in inventory was mainly due to a planned increase in fabric and leather raw materials in order to improve our in-stock position for the upcoming fall selling season.

Investing Activities

During the first quarter of fiscal 2014, net cash provided by investing activities was $1.0 million.  We had several investments mature during the first quarter of fiscal 2014, and due to the timing of their maturities, we were not able to reinvest those amounts prior to quarter-end.  Additionally, we had proceeds realized from the sale of assets.  Partially offsetting these items were capital expenditures of $3.2 million.

Net cash used for investing activities in the first quarter of fiscal 2013 was $19.8 million, which consisted primarily of $5.2 million in capital expenditures, $6.9 million increase in restricted cash, and a net $8.6 million in investment purchases.  Our restricted cash relates to deposits serving as collateral for certain letters of credit, and $7.8 million of our investment purchases in the first quarter of fiscal 2013 were intended to enhance returns on our excess cash.

Financing Activities

During the first quarter of fiscal 2014, net cash used for financing activities was $5.3 million primarily related to the purchases of common stock and payment of a quarterly dividend.

Net cash used for financing activities in the first quarter of fiscal 2013 was $4.6 million mostly related to the repayment of debt and purchases of common stock.

Our board of directors has authorized the purchase of company stock. As of July 27, 2013, 3.8 million shares remained available for purchase pursuant to this authorization.  We purchased 0.4 million shares during the first quarter of fiscal 2014, for a total of $7.1 million.  With the cash flows we anticipate generating in fiscal 2014 we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the first quarter of fiscal 2014 reflected a $1.4 million net liability for uncertain income tax positions.  It is reasonably possible that $0.2 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the first quarter of fiscal 2014 there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2013 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 1.6% at July 27, 2013, and April 27, 2013.  Capitalization is defined as total debt plus total equity.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 27, 2013.  There were no material changes to our critical accounting policies during the first quarter of fiscal 2014.

Business Outlook

We are optimistic about the business of La-Z-Boy Incorporated as we move into the stronger fall selling season and are confident we have the right strategy in place to drive profitable growth for the long term.  We are aggressively pursuing the execution of our store expansion program through our “4-4-5” strategy – 400 stores across the La-Z-Boy Furniture Galleries® network, averaging $4 million in sales per store, in five years – while realizing the efficiencies associated with our lean manufacturing platform.  Given the success of our advertising campaign, as it continues to generate more recognition and awareness of La-Z-Boy’s broad product offering, we believe we are well positioned to capitalize on a strengthening economy, particularly as housing continues to recover, and deliver improved results as an integrated retailer.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2014 there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2013.

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

Changes in Internal Control over Financial Reporting.  We are implementing an enterprise resource planning ("ERP") system in our largest operating unit. The implementation is expected to occur in phases over the next several years.  The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses.  There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 27, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our risk factors are disclosed in our Form 10-K for the fiscal year ended April 27, 2013.  There have been no material changes to our risk factors during the first quarter of fiscal 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of July 27, 2013, 3.8 million shares remained available for purchase pursuant to this authorization.  We purchased 0.4 million shares during the first quarter of fiscal 2014, for a total of $7.1 million.  During the first quarter of fiscal 2014, pursuant to the existing board authorization, we adopted a plan to purchase company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  The 10b5-1 plan was effective July 1, 2013.  Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan.  The 10b5-1 plan expires at the close of business on September 30, 2013.  With the cash flows we anticipate generating in fiscal 2014 we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended July 27, 2013:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal May (April 28 – June 1, 2013)	144	$18.59	144	4,039
Fiscal June (June 2 – June 29, 2013)	210	$18.87	118	3,921
Fiscal July (June 30 – July 27, 2013)	228	$21.14	103	3,818
Fiscal First Quarter of 2014	582	$19.69	365	3,818

(1)	In addition to the 364,800 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 217,298 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.
(2)	On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million shares have been added to this plan for repurchase. The authorization has no expiration date.

ITEM 6.	EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED

(Registrant)

Date: August 20, 2013

	BY:	/s/ Margaret L. Mueller

Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer