Form 10-Q
period 2013-10-26
LA-Z-BOY INC
filed 2013-11-19
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED OCTOBER 26, 2013
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2013
Common Shares, $1.00 par value	52,534,400

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2014

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/26/13	10/27/12
Sales	$366,403	$322,341
Cost of sales	242,643	222,032
Gross profit	123,760	100,309
Selling, general and administrative expense	98,342	89,746
Operating income	25,418	10,563
Interest expense	133	191
Interest income	176	116
Other income (expense), net	(279)	212
Income before income taxes	25,182	10,700
Income tax expense	8,165	3,868
Net income	17,017	6,832
Net income attributable to noncontrolling interests	(273)	(213)
Net income attributable to La-Z-Boy Incorporated	$16,744	$6,619

Basic weighted average shares outstanding	52,537	52,356
Basic net income attributable to La-Z-Boy Incorporated per share	$0.32	$0.13

Diluted weighted average shares outstanding	53,261	53,268
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.31	$0.12

Dividends declared per share	$0.04	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/26/13	10/27/12
Sales	$685,316	$623,842
Cost of sales	458,270	433,921
Gross profit	227,046	189,921
Selling, general and administrative expense	186,806	171,732
Operating income	40,240	18,189
Interest expense	269	364
Interest income	356	237
Other income, net	257	91
Income before income taxes	40,584	18,153
Income tax expense	13,632	6,626
Net income	26,952	11,527
Net income attributable to noncontrolling interests	(618)	(510)
Net income attributable to La-Z-Boy Incorporated	$26,334	$11,017

Basic average shares	52,440	52,274
Basic net income attributable to La-Z-Boy Incorporated per share	$0.50	$0.21

Diluted average shares	53,176	53,169
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.49	$0.20

Dividends declared per share	$0.08	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Second Quarter Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12
Net income	$17,017	$6,832
Other comprehensive income (loss)
Currency translation adjustment	(63)	717
Change in fair value of cash flow hedges, net of tax	(84)	21
Net unrealized gains (losses) on marketable securities, net of tax	371	(227)
Net pension amortization, net of tax	548	470
Total other comprehensive income	772	981
Total comprehensive income before allocation to noncontrolling interests	17,789	7,813
Comprehensive income attributable to noncontrolling interests	(277)	(373)
Comprehensive income attributable to La-Z-Boy Incorporated	$17,512	$7,440

	Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12
Net income	$26,952	$11,527
Other comprehensive income (loss)
Currency translation adjustment	(1,306)	950
Change in fair value of cash flow hedges, net of tax	(364)	102
Net unrealized gains (losses) on marketable securities, net of tax	644	(531)
Net pension amortization, net of tax	1,095	946
Total other comprehensive income	69	1,467
Total comprehensive income before allocation to noncontrolling interests	27,021	12,994
Comprehensive income attributable to noncontrolling interests	(168)	(516)
Comprehensive income attributable to La-Z-Boy Incorporated	$26,853	$12,478

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	10/26/13	4/27/13
Current assets
Cash and equivalents	$136,245	$131,085
Restricted cash	12,566	12,686
Receivables, net of allowance of $13,764 at 10/26/13 and $21,607 at 4/27/13	159,509	160,005
Inventories, net	158,582	146,343
Deferred income taxes – current	18,317	20,640
Other current assets	31,778	30,121
Total current assets	516,997	500,880
Property, plant and equipment, net	121,924	118,060
Goodwill	12,837	12,837
Other intangible assets	5,627	4,838
Deferred income taxes – long-term	32,423	30,572
Other long-term assets, net	59,692	53,184
Total assets	$749,500	$720,371

Current liabilities
Current portion of long-term debt	$7,604	$513
Accounts payable	56,463	50,542
Accrued expenses and other current liabilities	97,193	99,108
Total current liabilities	161,260	150,163
Long-term debt	486	7,576
Other long-term liabilities	77,420	70,664
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 52,567 outstanding at 10/26/13 and 52,392 outstanding at 4/27/13	52,567	52,392
Capital in excess of par value	252,127	241,888
Retained earnings	233,210	226,044
Accumulated other comprehensive loss	(34,977)	(35,496)
Total La-Z-Boy Incorporated shareholders' equity	502,927	484,828
Noncontrolling interests	7,407	7,140
Total equity	510,334	491,968
Total liabilities and equity	$749,500	$720,371

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12
Cash flows from operating activities
Net income	$26,952	$11,527
Adjustments to reconcile net income to cash provided by (used for) operating activities
Deferred income tax benefit	(391)	(457)
Restructuring	(54)	2,686
Provision for doubtful accounts	(1,994)	654
Depreciation and amortization	11,661	11,239
Stock-based compensation expense	5,671	6,959
Pension plan contributions	—	(2,320)
Change in receivables	1,298	11,689
Change in inventories	(10,561)	(22,290)
Change in other assets	(1,920)	(6,043)
Change in payables	3,772	(4,619)
Change in other liabilities	(2,021)	(11,484)
Net cash provided by (used for) operating activities	32,413	(2,459)

Cash flows from investing activities
Proceeds from disposal of assets	2,241	985
Capital expenditures	(14,323)	(11,637)
Purchases of investments	(23,180)	(31,514)
Proceeds from sales of investments	18,196	5,684
Acquisitions, net of cash acquired	—	(15,863)
Change in restricted cash	120	(6,931)
Net cash used for investing activities	(16,946)	(59,276)

Cash flows from financing activities
Payments on debt	(263)	(2,255)
Stock issued for stock and employee benefit plans	2,983	1,236
Excess tax benefit on stock option exercises	5,228	1,025
Purchases of common stock	(13,681)	(4,012)
Dividends paid	(4,214)	—
Net cash used for financing activities	(9,947)	(4,006)

Effect of exchange rate changes on cash and equivalents	(360)	(21)
Change in cash and equivalents	5,160	(65,762)
Cash and equivalents at beginning of period	131,085	152,370
Cash and equivalents at end of period	$136,245	$86,608

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 28, 2012	$52,244	$231,332	$189,609	$(31,281)	$5,911	$447,815
Net income			46,389		793	47,182
Other comprehensive income (loss)				(4,215)	339	(3,876)
Stock issued for stock and employee benefit plans, net of cancellations	817	1,849	(1,368)			1,298
Purchases of common stock	(669)	(5,314)	(4,350)			(10,333)
Stock option and restricted stock expense		11,458				11,458
Tax benefit from exercise of options		2,563				2,563
Dividends paid			(4,236)			(4,236)
Change in noncontrolling interests					97	97
At April 27, 2013	52,392	241,888	226,044	(35,496)	7,140	491,968
Net income			26,334		618	26,952
Other comprehensive income (loss)				519	(450)	69
Stock issued for stock and employee benefit plans, net of cancellations	842	1,909	(4,509)			(1,758)
Purchases of common stock	(667)	(2,569)	(10,445)			(13,681)
Stock option and restricted stock expense		5,671				5,671
Tax benefit from exercise of options		5,228				5,228
Dividends paid			(4,214)			(4,214)
Change in noncontrolling interests					99	99
At October 26, 2013	$52,567	$252,127	$233,210	$(34,977)	$7,407	$510,334

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

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

Note 2: Allowance for Credit Losses

As of October 26, 2013, we had gross notes receivable of $5.0 million outstanding from six customers, with a corresponding allowance for credit losses of $0.2 million.  We have collateral from these customers in the form of inventory and/or real estate to support the net carrying value of these notes.  We do not accrue interest income on these notes receivable, but we record interest income when it is received.  During the second quarter, $2.3 million of our notes receivable and a corresponding $1.6 million of allowance for credit losses were written off, primarily related to our acquisition of the assets of one independent La-Z-Boy Furniture Galleries® dealer during the quarter.  Of the $5.0 million in notes receivable as of October 26, 2013, $0.8 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet.  The remainder of the notes receivable and the entire allowance for credit losses were categorized as other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the quarter and six months ended October 26, 2013, and October 27, 2012:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12	10/26/13	10/27/12
Beginning balance	$1,726	$1,519	$1,986	$1,537
Recoveries	—	(38)	—	(56)
Write-offs	(1,568)	—	(1,888)	—
Provision for credit losses	—	—	60	—
Ending balance	$158	$1,481	$158	$1,481

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/26/13	4/27/13
Raw materials	$78,311	$70,731
Work in process	13,759	12,182
Finished goods	96,355	93,273
FIFO inventories	188,425	176,186
Excess of FIFO over LIFO	(29,843)	(29,843)
Inventories, net	$158,582	$146,343

Note 4:  Investments

Our consolidated balance sheet at October 26, 2013, included $9.6 million of available-for-sale investments and $1.4 million of trading securities in other current assets and $35.1 million of available-for-sale investments in other long-term assets.  Available-for-sale investments of $10.8 million and trading securities of $1.1 million were included in other current assets and available-for-sale investments of $29.2 million were included in other long-term assets in our consolidated balance sheet at April 27, 2013.  At October 26, 2013, and April 27, 2013, $30.1 million and $29.9 million, respectively, of these investments were to enhance returns on our cash.  The remaining investments were designated to fund future obligations of our non-qualified defined benefit retirement plan and our executive deferred compensation plan.  If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at October 26, 2013, and April 27, 2013:

As of October 26, 2013
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,303	$(67)	$8,975
Fixed income	155	(35)	35,396
Mutual funds	—	—	1,439
Other	1	(8)	293
Total securities	$1,459	$(110)	$46,103

As of April 27, 2013
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$296	$(152)	$6,668
Fixed income	159	(1)	33,076
Mutual funds	—	—	1,126
Other	1	(3)	220
Total securities	$456	$(156)	$41,090

The following table summarizes sales of available-for-sale securities:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12	10/26/13	10/27/12
Proceeds from sales	$9,636	$3,480	$18,196	$4,908
Gross realized gains	32	621	45	845
Gross realized losses	(29)	(10)	(65)	(36)

The fair value of fixed income available-for-sale securities by contractual maturity was $9.6 million within one year, $23.5 million within two to five years, $1.8 million within six to ten years and $0.5 million thereafter.

Note 5: Other Intangible Assets

During the second quarter of fiscal 2014, we acquired the assets of one independent La-Z-Boy Furniture Galleries® dealer in exchange for that dealer’s notes and accounts receivable net of reserves, valued at $1.6 million.  As a result of the acquisition we reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in that market.  We recorded an indefinite-lived intangible asset of $0.8 million in our Retail segment related to this reacquired right.

The following is a roll-forward of other intangible assets for the six months ended October 26, 2013:

(Unaudited, amounts in thousands)	Tradenames	Reacquired Rights	Total Other Intangible Assets
Balance at April 27, 2013	$2,693	$2,145	$4,838
Acquisition during the second quarter of fiscal 2014	—	789	789
Balance at October 26, 2013	$2,693	$2,934	$5,627

Note 6: Pension Plans

Net periodic pension costs were as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12	10/26/13	10/27/12
Service cost	$311	$277	$622	$585
Interest cost	1,206	1,331	2,412	2,662
Expected return on plan assets	(1,700)	(1,714)	(3,399)	(3,428)
Net amortization	892	756	1,783	1,512
Net periodic pension cost	$709	$650	$1,418	$1,331

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

A reconciliation of the changes in our product warranty liability for the three months ended October 26, 2013, and October 27, 2012, is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12	10/26/13	10/27/12
Balance as of the beginning of the period	$15,821	$14,319	$15,525	$14,327
Accruals during the period	3,884	3,518	7,672	6,908
Settlements during the period	(3,776)	(3,524)	(7,268)	(6,922)
Balance as of the end of the period	$15,929	$14,313	$15,929	$14,313

As of October 26, 2013, and April 27, 2013, $9.9 million and $9.5 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 8:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12	10/26/13	10/27/12
Equity-based awards expense	$2,478	$3,340	$5,671	$6,959
Liability-based awards expense	1,886	963	3,790	891
Total stock-based compensation expense	$4,364	$4,303	$9,461	$7,850

The table below summarizes the grants made during the first six months of fiscal 2014:

(Unaudited, shares/units in thousands)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	175	Equity	Common shares
Stock appreciation rights (“SARs”)	142	Liability	Cash
Restricted stock units – employees	122	Liability	Cash
Restricted stock units – directors	34	Equity	Common shares
Performance-based units	35	Liability	Cash
Performance-based shares	191	Equity	Common shares

Stock Options. We granted 174,595 stock options to employees during the first quarter of fiscal 2014.  Stock options are accounted for as equity-based awards because upon exercise of the stock option they will be settled in common shares.  Compensation expense for stock options is equal to the fair value on the date the award was approved and is recognized over the vesting period.  The vesting period for our stock options ranges from one to four years.  Options granted to retirement eligible employees are expensed immediately because they vest upon retirement.  The fair value for the employee stock options granted was estimated at the date of the grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions.  Expected volatility was estimated based on the historical volatility of our common shares.  The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends.  The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

The fair value of stock options granted during the first quarter of fiscal 2014 was calculated using the following assumptions:

(Unaudited)	7/27/13
Risk-free interest rate	0.84%
Dividend rate	0.84%
Expected life in years	5.0
Stock price volatility	81.3%
Fair value per share	$11.63

Stock Appreciation Rights.  We granted 141,546 stock appreciation rights to employees during the first quarter of fiscal 2014.  SARs will be paid in cash upon vesting and as such are accounted for as liability-based awards that will be remeasured to reflect the fair value at the end of each reporting period.  These awards vest at 25% per year, beginning one year from the grant date for a term of four years.  SARs granted to retirement eligible employees are expensed immediately because they vest upon retirement.  The fair value for the SARs is estimated at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions.  The average expected life was based on the contractual term of the SARs and expected employee exercise and post-vesting employment termination trends (which is consistent with the expected life of our option awards).  The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

The fair value of the SARs granted during the first quarter of fiscal 2014 was remeasured at October 26, 2013, using the following assumptions:

(Unaudited)	10/26/13
Risk-free interest rate	1.60%
Dividend rate	0.70%
Expected life in years	4.64
Stock price volatility	65.16%
Fair value per share	$13.01

In fiscal 2013, we granted SARs as described in our Form 10-K for the fiscal year ended April 27, 2013.  The fair value of the SARs granted during fiscal 2013 was remeasured at October 26, 2013, using the following assumptions:

(Unaudited)	10/26/13
Risk-free interest rate	1.60%
Dividend rate	0.70%
Expected life in years	3.71
Stock price volatility	51.75%
Fair value per share	$13.59

Restricted Stock Units. We granted 122,007 restricted stock units to employees during the first quarter of fiscal 2014.  These units are accounted for as liability-based awards because upon vesting these awards will be paid in cash.  Compensation expense is initially measured and recognized based on the market value (intrinsic value) of our common stock on the grant date and amortized over the vesting period.  The liability is remeasured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense.  The fair value of the restricted stock units at October 26, 2013, was $23.35.  Each restricted stock unit is the equivalent of one common share.  Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

During the second quarter of fiscal 2014, we granted 34,200 restricted stock units to our non-employee directors.  They vest upon the director leaving the board.  They will be settled in shares of our common stock upon vesting, and we account for them as equity-based awards.  Compensation expense for these awards is measured and recognized based on the market price of our common shares on the date of grant, which was $21.20.

Performance Awards. During the first quarter of fiscal 2014, we granted 35,083 performance-based units and 191,410 performance-based shares.  Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return that our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%).  The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

The performance-based units are accounted for as liability-based awards because upon vesting they will be paid in cash.  For performance-based units that vest based on performance conditions, the fair value of each unit was $22.91 at October 26, 2013, which was the market value of our common shares on the last day of the reporting period less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained.  For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period.  The liability for these units was remeasured and adjusted based on the Monte Carlo valuation at the end of each reporting period until paid.  Based on the Monte Carlo valuation, the fair value of each performance-based unit that vests based on market conditions was $33.39 at October 26, 2013.

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

In fiscal 2013, we granted performance-based units as described in our Form 10-K for the fiscal year ended April 27, 2013.  For those of the performance-based units that vest based on performance conditions, the fair value of each unit was $23.07 at October 26, 2013, which was the market value of our common shares on the last day of the reporting period less expected dividends to be paid prior to vesting.  For those of the performance-based units that vest based on market conditions, the fair value of each unit was $36.41 at October 26, 2013, which was based on the Monte Carlo valuation at the end of the reporting period.

Note 9: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the first six months of fiscal 2014 is as follows:

(Amounts in thousands)	Unrealized gain on marketable securities	Translation adjustment	Change in fair value of cash flow hedge	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2013	$474	$4,779	$231	$(40,980)	$(35,496)
Changes before reclassifications	1,030	(857)	(562)	—	(389)
Amounts reclassified to net income	20	—	(31)	1,783	1,772
Tax effect	(405)	—	229	(688)	(864)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	645	(857)	(364)	1,095	519
Balance at October 26, 2013	$1,119	$3,922	$(133)	$(39,885)	$(34,977)

The unrealized gain on marketable securities was reclassified from accumulated other comprehensive loss to net income through other income (expense) in our consolidated statement of income, and the change in fair value of cash flow hedge and the net pension amortization were reclassified to net income through selling, general and administrative expense.

Note 10: Segment Information

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

Retail Segment. The Retail segment consists of 97 company-owned La-Z-Boy Furniture Galleries® stores in 12 primary markets.  The Retail segment sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through the retail network.

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12	10/26/13	10/27/12
Sales
Upholstery segment:
Sales to external customers	$261,317	$228,487	$485,669	$438,850
Intersegment sales	34,881	30,975	65,403	58,779
Upholstery segment sales	296,198	259,462	551,072	497,629
Casegoods segment:
Sales to external customers	31,190	32,028	58,466	65,345
Intersegment sales	2,742	2,500	4,902	3,792
Casegoods segment sales	33,932	34,528	63,368	69,137

Retail segment sales	73,359	61,198	139,633	118,317
Corporate and Other	537	628	1,548	1,330
Eliminations	(37,623)	(33,475)	(70,305)	(62,571)
Consolidated sales	$366,403	$322,341	$685,316	$623,842

Operating Income (Loss)
Upholstery segment	$32,525	$21,790	$54,762	$37,368
Casegoods segment	645	902	1,202	2,181
Retail segment	3,251	(575)	5,177	(2,563)
Restructuring	142	(2,654)	55	(2,686)
Corporate and Other	(11,145)	(8,900)	(20,956)	(16,111)
Consolidated operating income	$25,418	$10,563	$40,240	$18,189

Note 11: Income Taxes

Our effective tax rate for the second quarter of fiscal 2014 was 32.4% compared to 36.1% for the second quarter of fiscal 2013, and was 33.6% for the first six months of fiscal 2014 compared to 36.5% for the first six months of fiscal 2013.

Impacting our effective tax rate for the second quarter and first six months of fiscal 2014 was the release of a portion of the valuation allowance relating to our U.S. state deferred tax assets, resulting in a net tax benefit of $0.9 million.  During the second quarter of fiscal 2014 we determined that the valuation allowance should be reversed because we believed that it had become more likely than not that the value of those deferred tax assets would be realized.  This determination was primarily the result of our assessment of our cumulative pre-tax income in a certain jurisdiction. Absent this discrete adjustment, the effective tax rate for the second quarter of fiscal 2014 would have been 35.8%, and for the first six months of fiscal 2014 would have been 35.7%.

Our consolidated balance sheet at the end of the second quarter of fiscal 2014 reflected a $1.4 million net liability for uncertain income tax positions.  It is reasonably possible that $0.2 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

In September 2013, the Internal Revenue Service enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property.  The regulations also include guidance regarding the retirement of depreciable property.  The regulations are required to be effective in taxable years beginning on or after January 1, 2014, although taxpayers may choose to apply them in taxable years beginning on or after January 1, 2012.  We are currently assessing the impact of the final regulations on our financial statements.

On October 31, 2013, Mexico’s Senate passed a new income tax law to replace existing law, to be effective January 1, 2014.  The new income tax law includes a number of generally applicable changes in the value added tax, the special production services tax, and the federal tax code.  We expect these changes to affect our operations in Mexico, and we are currently assessing the impact of the new tax law on our financial statements.

Note 12: Earnings per Share

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Second Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12	10/26/13	10/27/12
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$16,744	$6,619	$26,334	$11,017
Income allocated to participating securities	(111)	(88)	(248)	(166)
Net income available to common shareholders	$16,633	$6,531	$26,086	$10,851

	Second Quarter Ended		Six Months Ended
	10/26/13	10/27/12	10/26/13	10/27/12
Denominator:
Basic weighted average common shares outstanding	52,537	52,356	52,440	52,274
Add:
Contingent common shares	320	366	305	366
Stock option dilution	404	546	431	529
Diluted weighted average common shares outstanding	53,261	53,268	53,176	53,169

Contingent common shares reflect the dilutive effect of common shares that would be issued under the terms of performance-based share grants made to employees, assuming the reporting period was the performance period.

We had outstanding options to purchase 0.2 million shares for the quarter and six months ended October 27, 2012, with a weighted average exercise price of $20.74.  We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.  There were no outstanding options to purchase shares that were excluded from the diluted share calculation because their effect would have been anti-dilutive for the quarter and six months ended October 26, 2013.

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at October 26, 2013, and April 27, 2013:

As of October 26, 2013
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$3,640	$41,024	$—
Trading securities	—	1,439	—
Total	$3,640	$42,463	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2014.

As of April 27, 2013
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,217	$38,747	$—
Trading securities	—	1,126	—
Total	$1,217	$39,873	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

At October 26, 2013, and April 27, 2013, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan.  The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

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

Introduction

Our Business

La-Z-Boy Incorporated manufactures, markets, imports, distributes and retails upholstery products, accessories and casegoods (wood) furniture products.  We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States according to the May 2013 Key Sources for the U.S. Furniture Market in Furniture Today. The La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded upholstered furniture in North America according to the May 2013 Top 100 ranking by Furniture Today.  In addition, the La-Z-Boy Furniture Galleries® stores retail network is ranked number 10 in the Top 100 U.S. furniture stores according to the November 2013 ranking by Furniture Today.  We have nine major North-American manufacturing locations to support our speed to market and customization strategy.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 314 La-Z-Boy Furniture Galleries® stores and 565 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products.  We consider this dedicated space to be “branded outlets” or “proprietary.”  We own 97 of the La-Z-Boy Furniture Galleries® stores.  The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 565 Comfort Studios® locations, are independently owned and operated.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service.  Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products.  In addition to the La-Z-Boy Comfort Studios® locations, Kincaid, England and Lea have their own dedicated in-store gallery programs with over 650 outlets and 3.7 million square feet of proprietary floor space.  In total, our proprietary floor space includes approximately 11.1 million square feet.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•	Upholstery Segment. Our Upholstery segment is our largest segment in terms of revenue and consists of three operating units: La-Z-Boy, our largest operating unit, and the England and Bauhaus operating units. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

•	Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and some coordinated upholstered furniture. The Casegoods segment consists of four brands: American Drew, Lea, Hammary, and Kincaid. The Casegoods segment primarily sells to major dealers and other independent retailers.

•	Retail Segment. Our Retail segment consists of 97 company-owned La-Z-Boy Furniture Galleries® stores located in 12 markets ranging from southern California to the Midwest to the east coast of the United States. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through the retail network.

Results of Operations
Fiscal 2014 Second Quarter Compared to Fiscal 2013 Second Quarter

La-Z-Boy Incorporated
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent Change
Consolidated sales	$366,403	$322,341	13.7%
Consolidated operating income	25,418	10,563	140.6%
Consolidated operating margin	6.9%	3.3%

Sales

Consolidated sales increased $44.1 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 due mainly to the combination of stronger volume, favorable changes in product mix, and selling price increases.

Operating Margin

Our operating margin increased 3.6 percentage points for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

•	Our gross margin improved 2.7 percentage points in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013. Our consolidated gross margin increased due in part to fiscal 2014’s higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments. Gross margin in our upholstery segment benefitted from favorable absorption of fixed costs resulting from sales volume increases. Our Retail segment gross margin improved as a result of improved merchandising and a higher priced product mix.

•	Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales decreased 0.9 percentage points in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.
o	Increased sales resulted in increased absorption of fixed costs, most notably in our Retail segment’s leverage of fixed occupancy costs.
o	Partially offsetting the favorable fixed cost absorption in the second quarter of fiscal 2014 were incentive compensation costs that were $3.1 million higher than the second quarter of fiscal 2013, an increase of 0.6 percentage points. The main drivers of the increase in incentive compensation costs during the second quarter of fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the quarter. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period.

Upholstery Segment
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent Change
Sales	$296,198	$259,462	14.2%
Operating income	32,525	21,790	49.3%
Operating margin	11.0%	8.4%

Sales

Our Upholstery segment’s sales increased $36.7 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.  Increased volume and selling prices, in addition to favorable changes in product mix, drove the majority of the 14.2% increase in sales.  We believe the increase in orders was a result of our Live life comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.  We also believe these factors continued to drive increased volume for our La-Z-Boy branded business generally and produced the improved performance of our retail store network, which includes both our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased 2.6 percentage points for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

•	The segment’s gross margin increased 1.9 percentage points during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 due to a combination of factors. Selling price changes, favorable changes in product mix, the favorable absorption of our plant fixed costs resulting from sales volume increases and the benefit of cost reduction initiatives in our plants more than offset the impact of raw material cost increases.

•	The segment’s SG&A expense as a percentage of sales decreased 0.7 percentage points, mainly due to a favorable absorption of fixed costs resulting from our sales volume increase as compared to the prior year. These items were partially offset by higher incentive compensation costs, as well as costs related to our enterprise resource planning (“ERP”) implementation.

Casegoods Segment
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent Change
Sales	$33,932	$34,528	(1.7)%
Operating income	645	902	(28.5)%
Operating margin	1.9%	2.6%

Sales

Our Casegoods segment’s sales showed continued weakness, decreasing $0.6 million in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013.

Operating Margin

Our Casegoods segment’s operating margin, while still positive, decreased 0.7 percentage points in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.  The decline in operating income was driven by the decline in sales, as well as an inability to absorb costs.

Retail Segment
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent Change
Sales	$73,359	$61,198	19.9%
Operating income (loss)	3,251	(575)	N/	M
Operating margin	4.4%	(0.9)%
N/M – not meaningful

Sales

Our Retail segment’s sales increased $12.2 million in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.  Of this increase, $4.7 million was generated by nine retail stores in the southern Ohio market that we acquired on October 1, 2012.  The remainder of the increase in sales was driven by increases in average ticket on traffic that was flat on a same-store basis, combined with an improved merchandise mix.

Operating Margin

Our Retail segment’s operating margin improved 5.3 percentage points in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

•	The segment’s gross margin improved 1.0 percentage point in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, benefitting from a higher priced product mix and differentiated product merchandising.

•	The segment’s SG&A costs as a percent of sales improved 4.3 percentage points in the second quarter of fiscal 2014, primarily due to greater leverage of fixed SG&A expenses as a percentage of sales resulting from the higher sales volume. Occupancy costs and administrative costs are the significant drivers of our fixed SG&A expenses.

Corporate and Other
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent Change
Sales
Corporate and Other	537	628	(14.5)%
Eliminations	(37,623)	(33,475)	(12.4)%

Operating income (loss)
Restructuring	142	(2,654)	N/	M
Corporate and Other	(11,145)	(8,900)	(25.2)%
N/M – not meaningful

Sales

Eliminations increased in the second quarter of fiscal 2014 as compared to the same period in the prior year due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 mainly due to higher incentive compensation costs in the second quarter of fiscal 2014 than the second quarter of fiscal 2013.  The main drivers of the increase in incentive compensation costs during the second quarter of fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the quarter.  Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period.

Income Taxes

Our effective tax rate for the second quarter of fiscal 2014 was 32.4% compared to 36.1% for the second quarter of fiscal 2013.  Impacting our effective tax rate for the second quarter of fiscal 2014 was the release of a portion of the valuation allowance relating to our U.S. state deferred tax assets, resulting in a net tax benefit of $0.9 million.  During the second quarter of fiscal 2014 we determined that the valuation allowance should be reversed because we believed that it had become more likely than not that the value of those deferred tax assets would be realized.  This determination was primarily the result of our assessment of our cumulative pre-tax income in a certain jurisdiction. Absent this discrete adjustment, the effective tax rate for the second quarter of fiscal 2014 would have been 35.8%.

Results of Operations
Fiscal 2014 Six Months Compared to Fiscal 2013 Six Months

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent Change
Consolidated sales	$685,316	$623,842	9.9%
Consolidated operating income	40,240	18,189	121.2%
Consolidated operating margin	5.9%	2.9%

Sales

Consolidated sales increased $61.5 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013 due mainly to the combination of stronger volume, favorable changes in product mix, and selling price increases.

Operating Margin

Our operating margin increased 3.0 percentage points for the first six months of fiscal 2014 compared to the first six months of fiscal 2013.

•	Our gross margin increased 2.7 percentage points in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. Our consolidated gross margin increased due in part to fiscal 2014’s higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments. Gross margin in our upholstery segment benefitted from favorable absorption of fixed costs resulting from sales volume increases. Our Retail segment gross margin improved as a result of improved merchandising and a higher priced product mix.

•	SG&A expenses as a percentage of sales decreased 0.3 percentage points in the first six months of fiscal 2014 compared to the first six months of fiscal 2013.
o	Increased sales resulted in increased absorption of fixed costs, most notably in our Retail segment’s leverage of fixed occupancy costs.
o	We benefitted from a reduction in the provision for doubtful accounts of $2.6 million, or 0.4 percentage points, due to the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers.
o	These improvements were partially offset by incentive compensation costs in the first six months of fiscal 2014 that were $5.7 million higher than the first six months of fiscal 2013, an increase of 0.6 percentage points. The main drivers of the increase in incentive compensation costs during the first six months of fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the period. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each period based on the share price on the last day of the reporting period.

Upholstery Segment
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent change
Sales	$551,072	$497,629	10.7%
Operating income	54,762	37,368	46.5%
Operating margin	9.9%	7.5%

Sales

Our Upholstery segment’s sales increased $53.4 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013.  Increased volume and selling prices, in addition to favorable changes in product mix, drove the majority of the 10.7% increase in sales.  We believe the increase in orders was a result of our Live life comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.  We also believe these factors continued to drive increased volume for our La-Z-Boy branded business generally and produced the improved performance of our retail store network, which includes both our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased 2.4 percentage points for the first six months of fiscal 2014 compared to the first six months of fiscal 2013.

•	The segment’s gross margin increased 2.0 percentage points during the first six months of fiscal 2014 compared to the first six months of fiscal 2013 due to a combination of factors. Selling price changes, favorable changes in product mix, the favorable absorption of our plant fixed costs resulting from sales volume increases and the benefit of cost reduction initiatives in our plants more than offset the impact of raw material cost increases.

•	The segment’s SG&A expense as a percentage of sales decreased 0.4 percentage points, mainly due to a change in the provision for doubtful accounts, reflecting continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. The favorable absorption of fixed costs resulting from our sales volume increase also positively impacted SG&A costs as a percentage of sales during the quarter. These items were partially offset by higher incentive compensation costs, as well as costs related to our enterprise resource planning (“ERP”) implementation.

Casegoods Segment
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent change
Sales	$63,368	$69,137	(8.3)%
Operating income	1,202	2,181	(44.9)%
Operating margin	1.9%	3.2%

Sales

Our Casegoods segment’s sales showed continued weakness, decreasing $5.8 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013.

Operating Margin

Our Casegoods segment’s operating margin, while still positive, declined by 1.3 percentage points in the first six months of fiscal 2014 compared to the first six months of fiscal 2013.  The decline in operating income was driven by the decline in sales, as well as an inability to absorb costs.

 Retail Segment
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent change
Sales	$139,633	$118,317	18.0%
Operating income (loss)	5,177	(2,563)	N/	M
Operating margin	3.7%	(2.2)%
N/M – not meaningful

Sales

Our Retail segment’s sales increased $21.3 million in the first six months of fiscal 2014 compared to the first six months of fiscal 2013.  Of this increase, $11.3 million was due to the acquisition of nine retail stores in the southern Ohio market on October 1, 2012.  The remainder of the increase in sales was driven by increases in traffic on a same-store basis, and average ticket combined with an improved merchandise mix.

Operating Margin

Our Retail segment’s operating margin improved 5.9 percentage points in the first six months of fiscal 2014 compared to the first six months of fiscal 2013.

•	The segment’s gross margin improved 1.4 percentage points in the first six months of fiscal 2014 compared to the first six months of fiscal 2013, benefitting from a higher priced product mix and differentiated product merchandising.

•	The segment’s SG&A costs as a percent of sales improved 4.5 percentage points in the first six months of fiscal 2014, primarily due to greater leverage of fixed SG&A expenses as a percentage of sales resulting from the higher sales volume. Occupancy costs and administrative costs are the significant drivers of our fixed SG&A expenses.

Corporate and Other
(Unaudited, amounts in thousands, except percentages)	10/26/13	10/27/12	Percent change
Sales
Corporate and Other	1,548	1,330	16.4%
Eliminations	(70,305)	(62,571)	(12.4)%

Operating income (loss)
Restructuring	55	(2,686)	N/	M
Corporate and Other	(20,956)	(16,111)	(30.1)%
N/M – not meaningful

Sales

Eliminations increased in the first six months of fiscal 2014 as compared to the same period in the prior year due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013.  The increased operating loss was mainly due to higher incentive compensation costs in fiscal 2014 as compared to fiscal 2013.  The main drivers of the increase in incentive compensation costs during the first six months of fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the period.  Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period.

Income Taxes

Our effective tax rate for the first six months of fiscal 2014 was 33.6% compared to 36.5% for the first six months of fiscal 2013.  Impacting our effective tax rate for the first six months of fiscal 2014 was the release of a portion of the valuation allowance relating to our U.S. state deferred tax assets, resulting in a net tax benefit of $0.9 million.  During the second quarter of fiscal 2014 we determined that the valuation allowance should be reversed because we believed that it had become more likely than not that the value of those deferred tax assets would be realized.  This determination was primarily the result of our assessment of our cumulative pre-tax income in a certain jurisdiction. Absent this discrete adjustment, the effective tax rate for the first six months of fiscal 2014 would have been 35.7%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures including the construction of our new world headquarters.  We had cash and equivalents of $136.2 million at October 26, 2013, compared to $131.1 million at April 27, 2013.  The increase in cash and equivalents was primarily attributable to net income generated during the first six months of fiscal 2014, partially offset by cash used to fund increases in inventories and the acquisition of assets through capital expenditures.  We also used cash to purchase shares and to fund dividend payments to shareholders.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts.  Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory.  The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million.  At October 26, 2013, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $140.4 million.

Capital expenditures for the first six months of fiscal 2014 were $14.3 million compared with $11.6 million during the first six months of fiscal 2013.  We began construction on our new world headquarters during the first quarter of fiscal 2014, a project which is estimated at approximately $57 million.  We expect this project will continue through our third quarter of fiscal 2015.  We expect capital expenditures to be in the range of $45.0 million to $50.0 million in fiscal 2014.  Our expected capital expenditures for fiscal 2014 are lower than we had estimated in prior quarters due to changes in the anticipated timing of spending on our new world headquarters.

In fiscal 2013, the board of directors reinstated payment of quarterly cash dividends to our shareholders.  The board of directors has sole authority to determine if and when future dividends will be declared and on what terms.  The board of directors currently expects to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/26/13	10/27/12
Cash Flows Provided By (Used For)
Net cash provided by (used for) operating activities	$32,413	$(2,459)
Net cash used for investing activities	(16,946)	(59,276)
Net cash used for financing activities	(9,947)	(4,006)
Exchange rate changes	(360)	(21)
Change in cash and equivalents	$5,160	$(65,762)

Operating Activities

During the first six months of fiscal 2014, net cash provided by operating activities was $32.4 million. Our cash provided by operating activities was mainly the result of net income generated during the first six months of fiscal 2014.  This was partially offset by cash used to fund increases in inventories.  The increase in inventories during the first six months of fiscal 2014 was primarily related to a planned increase in raw materials in order to improve our in-stock position for the upcoming fall selling season.  In addition, we increased our finished goods inventory in our Upholstery segment during the first six months of fiscal 2014, in order to improve our in-stock levels in our regional distribution centers.

During the first six months of fiscal 2013, net cash used for operating activities was $2.5 million. Our cash used for operating activities was mainly due to an increase in inventory in our upholstery segment and the payment of accrued benefits during the first quarter of fiscal 2013, partially offset by pre-tax income generated during the first six months of fiscal 2013 and a decrease in accounts receivable.  Our increase in inventory was mainly due to a planned increase in fabric and leather raw materials during the first quarter of fiscal 2013, to improve our in-stock position for the fall selling season.

Investing Activities

During the first six months of fiscal 2014, net cash used for investing activities was $16.9 million, including capital expenditures of $14.3 million.  In addition, we invested $5.0 million of excess cash on hand into longer term investments.  Partially offsetting these items were proceeds realized from the sale of assets.

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

Financing Activities

During the first six months of fiscal 2014, net cash used for financing activities was $9.9 million primarily related to the purchases of common stock and payment of our quarterly dividends.

Net cash used for financing activities in the first six months of fiscal 2013 was $4.0 million mostly related to the repayment of debt and purchases of common stock.

Our board of directors has authorized the purchase of company stock. As of October 26, 2013, 3.5 million shares remained available for purchase pursuant to this authorization.  We purchased 0.7 million shares during the first six months of fiscal 2014, for a total of $13.7 million.  With the cash flows we anticipate generating in fiscal 2014, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the second quarter of fiscal 2014 reflected a $1.4 million net liability for uncertain income tax positions.  It is reasonably possible that $0.2 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the second quarter of fiscal 2014, there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2013 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 1.6% at October 26, 2013, and April 27, 2013.  Capitalization is defined as total debt plus total equity.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 27, 2013.  There were no material changes to our critical accounting policies during the first six months of fiscal 2014.

Business Outlook

We continue to be optimistic about our business model and future opportunities.  Over the past five years, we have proactively transformed our company against the backdrop of a challenging macroeconomic environment.  We have built a strong foundation across our business in terms of operating efficiencies with creative and fresh marketing and merchandising initiatives.  Our brand remains the strongest in the industry and we have excellent retail distribution through approximately 900 branded outlets in addition to numerous other retail outlets.  Although there is uncertainty in Washington with respect to the debt ceiling and how that may impact the consumer, we are moving forward with plans to drive growth through our “4-4-5” strategy and believe we will continue to deliver profitable growth and return value to shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2014, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2013.

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

Changes in Internal Control over Financial Reporting.  We are implementing an enterprise resource planning ("ERP") system in our largest operating unit. The implementation is expected to occur in phases over the next several years.  The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses.  There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended October 26, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our risk factors are disclosed in our Form 10-K for the fiscal year ended April 27, 2013.  There have been no material changes to our risk factors during the first six months of fiscal 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of October 26, 2013, 3.5 million shares remained available for purchase pursuant to this authorization.  We purchased 0.7 million shares during the first six months of fiscal 2014, for a total of $13.7 million.  During the second quarter of fiscal 2014, pursuant to the existing board authorization, we adopted a plan to purchase company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  The 10b5-1 plan was effective October 1, 2013.  Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan.  The 10b5-1 plan expires at the close of business on December 31, 2013.  With the cash flows we anticipate generating in fiscal 2014, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended October 26, 2013:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 28 – August 31, 2013)	142	$21.30	142	3,676
Fiscal September (September 1 – September 28, 2013)	102	$22.33	90	3,586
Fiscal October (September 29 – October 26, 2013)	73	$22.32	70	3,516
Fiscal Second Quarter of 2014	317	$21.87	302	3,516

(1)	In addition to the 302,100 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 14,975 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.
(2)	On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million shares have been added to this plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(10.1)*	Form of Indemnification Agreement (Incorporated by reference to an exhibit to Form 8-K dated January 22, 2009). In effect for new director, Michael T. Lawton
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 19, 2013

BY: /s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer