Form 10-Q
period 2014-01-25
LA-Z-BOY INC
filed 2014-02-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR QUARTERLY PERIOD ENDED JANUARY 25, 2014
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

Yes þ                                                No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 11, 2014
Common Shares, $1.00 par value	52,338,032

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2014

PART I – FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
(Unaudited, amounts in thousands, except per share data)	1/25/14	1/26/13
Sales	$350,375	$340,211
Cost of sales	228,186	227,956
Gross profit	122,189	112,255
Selling, general and administrative expense	96,740	89,443
Operating income	25,449	22,812
Interest expense	142	148
Interest income	183	198
Other income (expense), net	849	2,401
Income from continuing operations before income taxes	26,339	25,263
Income tax expense	8,751	8,391
Income from continuing operations	17,588	16,872
Income (loss) from discontinued operations, net of tax	(717)	291
Net income	16,871	17,163
Net income attributable to noncontrolling interests	(388)	(99)
Net income attributable to La-Z-Boy Incorporated	$16,483	$17,064

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$17,200	$16,773
Income (loss) from discontinued operations	(717)	291
Net income attributable to La-Z-Boy Incorporated	$16,483	$17,064

Basic average shares	52,516	52,431
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.33	$0.31
Income (loss) from discontinued operations	(0.02)	0.01
Basic net income attributable to La-Z-Boy Incorporated per share	$0.31	$0.32

Diluted average shares	53,226	53,401
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.32	$0.31
Income (loss) from discontinued operations	(0.01)	0.01
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.31	$0.32

Dividends declared per share	$0.06	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/25/14	1/26/13
Sales	$1,017,692	$945,848
Cost of sales	670,011	646,038
Gross profit	347,681	299,810
Selling, general and administrative expense	281,767	259,111
Operating income	65,914	40,699
Interest expense	411	512
Interest income	539	435
Other income (expense), net	1,107	2,515
Income from continuing operations before income taxes	67,149	43,137
Income tax expense	22,462	14,912
Income from continuing operations	44,687	28,225
Income (loss) from discontinued operations, net of tax	(864)	465
Net income	43,823	28,690
Net income attributable to noncontrolling interests	(1,006)	(609)
Net income attributable to La-Z-Boy Incorporated	$42,817	$28,081

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$43,681	$27,616
Income (loss) from discontinued operations	(864)	465
Net income attributable to La-Z-Boy Incorporated	$42,817	$28,081

Basic average shares	52,465	52,327
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.83	$0.52
Income (loss) from discontinued operations	(0.02)	0.01
Basic net income attributable to La-Z-Boy Incorporated per share	$0.81	$0.53

Diluted average shares	53,379	53,201
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.81	$0.51
Income (loss) from discontinued operations	(0.01)	0.01
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.80	$0.52

Dividends declared per share	$0.14	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Third Quarter Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13
Net income	$16,871	$17,163
Other comprehensive income (loss)
Currency translation adjustment	(1,224)	302
Change in fair value of cash flow hedges, net of tax	(165)	43
Net unrealized losses on marketable securities, net of tax	(104)	(1,973)
Net pension amortization, net of tax	547	470
Total other comprehensive income (loss)	(946)	(1,158)
Total comprehensive income before allocation to noncontrolling interests	15,925	16,005
Comprehensive (income) loss attributable to noncontrolling interests	23	(277)
Comprehensive income attributable to La-Z-Boy Incorporated	$15,948	$15,728

	Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13
Net income	$43,823	$28,690
Other comprehensive income (loss)
Currency translation adjustment	(2,530)	1,252
Change in fair value of cash flow hedges, net of tax	(529)	145
Net unrealized gains (losses) on marketable securities, net of tax	540	(2,504)
Net pension amortization, net of tax	1,642	1,416
Total other comprehensive income (loss)	(877)	309
Total comprehensive income before allocation to noncontrolling interests	42,946	28,999
Comprehensive income attributable to noncontrolling interests	(145)	(793)
Comprehensive income attributable to La-Z-Boy Incorporated	$42,801	$28,206

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	1/25/14	4/27/13
Current assets
Cash and equivalents	$140,112	$131,085
Restricted cash	12,566	12,686
Receivables, net of allowance of $12,706 at 1/25/14 and $21,607 at 4/27/13	151,917	160,005
Inventories, net	159,586	146,343
Deferred income taxes – current	19,174	20,640
Business held for sale	8,923	—
Other current assets	27,797	30,121
Total current assets	520,075	500,880
Property, plant and equipment, net	122,422	118,060
Goodwill	13,923	12,837
Other intangible assets	5,931	4,838
Deferred income taxes – long-term	33,927	30,572
Other long-term assets, net	67,923	53,184
Total assets	$764,201	$720,371

Current liabilities
Current portion of long-term debt	$7,574	$513
Accounts payable	53,814	50,542
Business held for sale	2,653	—
Accrued expenses and other current liabilities	99,841	99,108
Total current liabilities	163,882	150,163
Long-term debt	345	7,576
Other long-term liabilities	80,652	70,664
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 52,419 outstanding at 1/25/14 and 52,392 outstanding at 4/27/13	52,419	52,392
Capital in excess of par value	254,403	241,888
Retained earnings	240,628	226,044
Accumulated other comprehensive loss	(35,512)	(35,496)
Total La-Z-Boy Incorporated shareholders' equity	511,938	484,828
Noncontrolling interests	7,384	7,140
Total equity	519,322	491,968
Total liabilities and equity	$764,201	$720,371

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13
Cash flows from operating activities
Net income	$43,823	$28,690
Adjustments to reconcile net income to cash provided by (used for) operating activities
Gain on sale of investments	(282)	(2,866)
Impairment of business held for sale	1,149	—
Deferred income tax benefit	(2,929)	(745)
Restructuring	(115)	2,716
Provision for doubtful accounts	(2,494)	1,009
Depreciation and amortization	17,529	17,111
Stock-based compensation expense	7,371	8,198
Pension plan contributions	—	(3,480)
Change in receivables	4,865	2,457
Change in inventories	(15,166)	(12,355)
Change in other assets	2,980	(5,432)
Change in payables	2,865	(6,261)
Change in other liabilities	3,193	4,410
Net cash provided by operating activities	62,789	33,452

Cash flows from investing activities
Proceeds from disposal of assets	2,248	1,484
Capital expenditures	(23,078)	(21,792)
Purchases of investments	(40,796)	(36,353)
Proceeds from sales of investments	27,974	12,658
Acquisitions, net of cash acquired	(801)	(15,832)
Change in restricted cash	120	(6,937)
Net cash used for investing activities	(34,333)	(66,772)

Cash flows from financing activities
Payments on debt	(434)	(2,372)
Stock issued for stock and employee benefit plans	3,526	1,528
Excess tax benefit on stock option exercises	5,805	1,117
Purchases of common stock	(20,276)	(5,217)
Dividends paid	(7,375)	(2,119)
Net cash used for financing activities	(18,754)	(7,063)

Effect of exchange rate changes on cash and equivalents	(675)	(6)
Change in cash and equivalents	9,027	(40,389)
Cash and equivalents at beginning of period	131,085	152,370
Cash and equivalents at end of period	$140,112	$111,981

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$2,183	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Compre- hensive Loss	Non- Controlling Interests	Total
At April 28, 2012	$52,244	$231,332	$189,609	$(31,281)	$5,911	$447,815
Net income			46,389		793	47,182
Other comprehensive income (loss)				(4,215)	339	(3,876)
Stock issued for stock and employee benefit plans, net of cancellations	817	1,849	(1,368)			1,298
Purchases of common stock	(669)	(5,314)	(4,350)			(10,333)
Stock option and restricted stock expense		11,458				11,458
Excess tax benefit from exercise of options		2,563				2,563
Dividends paid			(4,236)			(4,236)
Change in noncontrolling interests					97	97
At April 27, 2013	52,392	241,888	226,044	(35,496)	7,140	491,968
Net income			42,817		1,006	43,823
Other comprehensive income (loss)				(16)	(861)	(877)
Stock issued for stock and employee benefit plans, net of cancellations	929	2,364	(4,509)			(1,216)
Purchases of common stock	(902)	(3,025)	(16,349)			(20,276)
Stock option and restricted stock expense		7,371				7,371
Excess tax benefit from exercise of options		5,805				5,805
Dividends paid			(7,375)			(7,375)
Change in noncontrolling interests					99	99
At January 25, 2014	$52,419	$254,403	$240,628	$(35,512)	$7,384	$519,322

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

During the third quarter of fiscal 2014, we agreed in principle to sell our Bauhaus operating unit to a group of investors.  The agreement includes the sale of substantially all of the assets of our Bauhaus business unit.  As a result of the expected sale, our Bauhaus business unit assets are reported as held for sale as of the end of the third quarter of fiscal 2014, and their operating results are reported as discontinued operations for all periods presented.

Note 2: Allowance for Credit Losses

As of January 25, 2014, we had gross notes receivable of $4.5 million outstanding from five customers, with a corresponding allowance for credit losses of $0.2 million.  We have collateral from these customers in the form of inventory and/or real estate to support the net carrying value of these notes.  We do not accrue interest income on these notes receivable, but we record interest income when it is received.  During the nine months ended January 25, 2014, $2.7 million of our notes receivable and a corresponding $1.9 million of allowance for credit losses were written off, primarily related to our acquisition of the assets of two independent La-Z-Boy Furniture Galleries® dealers during the period.  Of the $4.5 million in notes receivable as of January 25, 2014, $0.6 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet.  The remainder of the notes receivable and the entire allowance for credit losses were categorized as other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of and for the quarter and nine months ended January 25, 2014, and January 26, 2013:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13	1/25/14	1/26/13
Beginning balance	$158	$1,481	$1,986	$1,537
Recoveries	—	(17)	—	(73)
Write-offs	—	—	(1,888)	—
Provision for credit losses	—	—	60	—
Ending balance	$158	$1,464	$158	$1,464

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/25/14	4/27/13
Raw materials	$78,209	$70,731
Work in process	13,616	12,182
Finished goods	97,604	93,273
FIFO inventories	189,429	176,186
Excess of FIFO over LIFO	(29,843)	(29,843)
Inventories, net	$159,586	$146,343

Note 4:  Investments

Our consolidated balance sheet at January 25, 2014, included $10.5 million of available-for-sale investments and $1.6 million of trading securities in other current assets and $41.9 million of available-for-sale investments in other long-term assets.  Available-for-sale investments of $10.8 million and trading securities of $1.1 million were included in other current assets, and available-for-sale investments of $29.2 million were included in other long-term assets in our consolidated balance sheet at April 27, 2013.  At January 25, 2014, and April 27, 2013, $37.9 million and $29.9 million, respectively, of these investments were to enhance returns on our cash.  The remaining investments were designated to fund future obligations of our non-qualified defined benefit retirement plan and our executive deferred compensation plan.  If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at January 25, 2014, and April 27, 2013:

As of January 25, 2014
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,121	$(66)	$8,073
Fixed income	172	(509)	44,192
Mutual funds	—	—	1,604
Other	1	(10)	114
Total securities	$1,294	$(585)	$53,983

As of April 27, 2013
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$296	$(152)	$6,668
Fixed income	159	(1)	33,076
Mutual funds	—	—	1,126
Other	1	(3)	220
Total securities	$456	$(156)	$41,090

The following table summarizes sales of available-for-sale securities:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13	1/25/14	1/26/13
Proceeds from sales	$9,778	$6,973	$27,974	$11,881
Gross realized gains	775	2,163	820	3,008
Gross realized losses	(473)	(106)	(538)	(142)

The fair value of fixed income available-for-sale securities by contractual maturity was $10.5 million within one year, $31.3 million within two to five years, $1.8 million within six to ten years and $0.6 million thereafter.

Note 5: Goodwill and Other Intangible Assets

During the second quarter of fiscal 2014, we acquired the assets of one independent La-Z-Boy Furniture Galleries® dealer in exchange for that dealer’s net notes and accounts receivable, valued at $1.6 million.  As a result of the acquisition we reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in that market.  We recorded an indefinite-lived intangible asset of $0.6 million in our Retail segment related to this reacquired right.

During the third quarter of fiscal 2014, we acquired the assets of one independent La-Z-Boy Furniture Galleries® dealer in exchange for that dealer’s net notes and accounts receivable, valued at $1.4 million, and a cash payment to the dealer of $0.8 million.  As a result of the acquisition we reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in that market.  We recorded an indefinite-lived intangible asset of $0.5 million in our Retail segment related to this reacquired right, and goodwill of $1.1 million.

The following is a roll-forward of goodwill for the nine months ended January 25, 2014:

Goodwill (Unaudited, amounts in thousands)	Goodwill
Balance at April 27, 2013	$12,837
Acquisitions during fiscal 2014	1,086
Balance at January 25, 2014	$13,923

The following is a roll-forward of other intangible assets for the nine months ended January 25, 2014:

Other Intangible Assets (Unaudited, amounts in thousands)	Tradenames	Reacquired Rights	Total Other Intangible Assets
Balance at April 27, 2013	$2,693	$2,145	$4,838
Acquisitions during fiscal 2014	—	1,093	1,093
Balance at January 25, 2014	$2,693	$3,238	$5,931

Note 6: Pension Plans

Net periodic pension costs were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13	1/25/14	1/26/13
Service cost	$311	$308	$933	$924
Interest cost	1,206	1,331	3,618	3,993
Expected return on plan assets	(1,701)	(1,714)	(5,100)	(5,142)
Net amortization	893	756	2,676	2,268
Net periodic pension cost	$709	$681	$2,127	$2,043

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

A reconciliation of the changes in our product warranty liability for the nine months ended January 25, 2014, and January 26, 2013, is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13	1/25/14	1/26/13
Balance as of the beginning of the period	$15,929	$14,313	$15,525	$14,327
Accruals during the period	3,026	4,143	10,698	11,050
Reclass to discontinued operations	(218)	—	(218)	—
Settlements during the period	(3,615)	(3,692)	(10,883)	(10,613)
Balance as of the end of the period	$15,122	$14,764	$15,122	$14,764

As of January 25, 2014, and April 27, 2013, $9.2 million and $9.5 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 8:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13	1/25/14	1/26/13
Equity-based awards expense	$1,700	$1,239	$7,371	$8,198
Liability-based awards expense	2,203	314	5,993	1,205
Total stock-based compensation expense	$3,903	$1,553	$13,364	$9,403

The table below summarizes the grants made during the first nine months of fiscal 2014:

(Unaudited, shares/units in thousands)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	175	Equity	Common shares
Stock appreciation rights (“SARs”)	142	Liability	Cash
Restricted stock units – employees	125	Liability	Cash
Restricted stock units – directors	34	Equity	Common shares
Performance-based units	35	Liability	Cash
Performance-based shares	191	Equity	Common shares

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

The fair value of the SARs granted during the first quarter of fiscal 2014 was remeasured at January 25, 2014, using the following assumptions:

(Unaudited)	1/25/14
Risk-free interest rate	1.58%
Dividend rate	0.90%
Expected life in years	4.39
Stock price volatility	53.14%
Fair value per share	$13.94

In fiscal 2013, we granted SARs as described in our Form 10-K for the fiscal year ended April 27, 2013.  The fair value of the SARs granted during fiscal 2013 was remeasured at January 25, 2014, using the following assumptions:

(Unaudited)	1/25/14
Risk-free interest rate	0.69%
Dividend rate	0.90%
Expected life in years	3.46
Stock price volatility	50.44%
Fair value per share	$16.31

Restricted Stock Units. We granted 125,007 restricted stock units to employees during the first nine months of fiscal 2014.  These units are accounted for as liability-based awards because upon vesting these awards will be paid in cash.  Compensation expense is initially measured and recognized based on the market value (intrinsic value) of our common stock on the grant date and amortized over the vesting period.  The liability is remeasured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense.  The fair value of the restricted stock units at January 25, 2014, was $27.19.  Each restricted stock unit is the equivalent of one common share.  Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

During the second quarter of fiscal 2014, we granted 34,200 restricted stock units to our non-employee directors.  They vest upon the director leaving the board.  They will be settled in shares of our common stock upon vesting, and we account for them as equity-based awards.  Compensation expense for these awards is measured and recognized on the grant date based on the market price of our common shares on the date of grant, which was $21.20.

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

The performance-based units are accounted for as liability-based awards because upon vesting they will be paid in cash.  For performance-based units that vest based on performance conditions, the fair value of each unit was $26.59 at January 25, 2014, which was the market value of our common shares on the last day of the reporting period less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained.  For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period.  The liability for these units is remeasured and adjusted based on the Monte Carlo valuation at the end of each reporting period until paid.  Based on the Monte Carlo valuation, the fair value of each performance-based unit that vests based on market conditions was $42.93 at January 25, 2014.

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

In fiscal 2013, we granted performance-based units as described in our Form 10-K for the fiscal year ended April 27, 2013.  For those of the performance-based units that vest based on performance conditions, the fair value of each unit was $26.83 at January 25, 2014, which was the market value of our common shares on the last day of the reporting period less expected dividends to be paid prior to vesting.  For those of the performance-based units that vest based on market conditions, the fair value of each unit was $47.56 at January 25, 2014, which was based on the Monte Carlo valuation at the end of the reporting period.

Note 9: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the first nine months of fiscal 2014 is as follows:

(Unaudited, amounts in thousands)	Unrealized gain on marketable securities	Translation adjustment	Change in fair value of cash flow hedge	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2013	$474	$4,779	$231	$(40,980)	$(35,496)
Changes before reclassifications	1,161	(1,669)	(1,040)	—	(1,548)
Amounts reclassified to net income	(282)	—	179	2,676	2,573
Tax effect	(339)	—	332	(1,034)	(1,041)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	540	(1,669)	(529)	1,642	(16)
Balance at January 25, 2014	$1,014	$3,110	$(298)	$(39,338)	$(35,512)

The unrealized gain on marketable securities was reclassified from accumulated other comprehensive loss to net income through other income (expense) in our consolidated statement of income, and the change in fair value of cash flow hedge and the net pension amortization were reclassified to net income through selling, general and administrative expense.

The components of non-controlling interest at January 25, 2014, and January 26, 2013, were as follows:

(Unaudited, amounts in thousands)
Balance at April 27, 2013	$7,140
Net income	1,006
Other comprehensive loss	(861)
Change in non-controlling interest	99
Balance at January 25, 2014	$7,384

(Unaudited, amounts in thousands)
Balance at April 28, 2012	$5,911
Net income	609
Other comprehensive income	184
Change in non-controlling interest	97
Balance at January 26, 2013	$6,801

Note 10: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.  The Upholstery segment consists of two operating units: La-Z-Boy and England.  This segment manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas.  The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

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

Retail Segment. The Retail segment consists of 100 company-owned La-Z-Boy Furniture Galleries® stores in 12 primary markets.  The Retail segment sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through the retail network.

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13	1/25/14	1/26/13
Sales
Upholstery segment:
Sales to external customers	$242,492	$236,428	$710,162	$657,073
Intersegment sales	37,780	34,622	103,183	93,401
Upholstery segment sales	280,272	271,050	813,345	750,474
Casegoods segment:
Sales to external customers	27,267	30,496	85,733	95,841
Intersegment sales	2,367	2,115	7,269	5,907
Casegoods segment sales	29,634	32,611	93,002	101,748

Retail segment sales	80,212	72,772	219,845	191,089
Corporate and Other	404	515	1,952	1,845
Eliminations	(40,147)	(36,737)	(110,452)	(99,308)
Consolidated sales	$350,375	$340,211	$1,017,692	$945,848

Operating Income (Loss)
Upholstery segment	$31,560	$27,909	$86,547	$64,892
Casegoods segment	(41)	200	1,161	2,381
Retail segment	3,087	2,668	8,264	105
Restructuring	60	(30)	115	(2,633)
Corporate and Other	(9,217)	(7,935)	(30,173)	(24,046)
Consolidated operating income	$25,449	$22,812	$65,914	$40,699

Note 11: Income Taxes

Our effective tax rate for continuing operations in the third quarter of fiscal 2014 and the third quarter of fiscal 2013 was 33.2%, and was 33.5% for the first nine months of fiscal 2014 compared to 34.6% for the first nine months of fiscal 2013.

Items impacting our effective tax rate for the first nine months of fiscal 2014 included a tax benefit of $0.9 million in the second quarter for the release of a valuation allowance relating to certain U.S. state deferred tax assets and a net tax benefit of $0.2 million in the third quarter primarily from adjustments to deferred taxes as a result of Mexico tax law changes.  Absent discrete adjustments, the effective tax rate for continuing operations in the first nine months of fiscal 2014 would have been 35.0%.

Our consolidated balance sheet at the end of the third quarter of fiscal 2014 reflected a $1.4 million net liability for uncertain income tax positions.  It is reasonably possible that $0.2 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13	1/25/14	1/26/13
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$16,483	$17,064	$42,817	$28,081
Income allocated to participating securities	(100)	(218)	(354)	(401)
Net income available to common Shareholders	$16,383	$16,846	$42,463	$27,680

Denominator:
Basic weighted average common shares Outstanding	52,516	52,431	52,465	52,327
Add:
Contingent common shares	361	438	501	345
Stock option dilution	349	532	413	529
Diluted weighted average common shares Outstanding	53,226	53,401	53,379	53,201

Contingent common shares reflect the dilutive effect of common shares that would be issued under the terms of performance-based share grants made to employees, assuming the reporting period was the performance period.

We had outstanding options to purchase 0.2 million shares for the quarter and nine months ended January 26, 2013, with a weighted average exercise price of $20.74.  We excluded the effect of these options from the diluted share calculation for these periods since the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.  There were no outstanding options to purchase shares that were excluded from the diluted share calculation because their effect would have been anti-dilutive for the quarter and nine months ended January 25, 2014.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis.  Non-financial assets such as trade names, goodwill, and other long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized.  During the third quarter of fiscal 2014 we recorded the value of the assets of our Bauhaus business unit at fair value.  See Note 14 for further discussion.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at January 25, 2014, and April 27, 2013:

As of January 25, 2014	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,225	$51,154	$—
Trading securities	—	1,604	—
Total	$1,225	$52,758	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2014.

As of April 27, 2013	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,217	$38,747	$—
Trading securities	—	1,126	—
Total	$1,217	$39,873	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

At January 25, 2014, and April 27, 2013, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan.  The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 14: Discontinued Operations

During the third quarter of fiscal 2014, we agreed in principle to sell our Bauhaus operating unit to a group of investors.  The agreement includes the sale of substantially all of the assets of our Bauhaus business unit.  As a result of the expected sale we recorded an impairment to the value of the assets to be sold of $1.1 million, because the consideration expected to be paid was less than the recorded amount of the net assets to be sold.

Our Bauhaus business unit assets are reported as held for sale as of the end of the third quarter of fiscal 2014, and their operating results are reported as discontinued operations for all periods presented.  We had historically reported the results of our Bauhaus business unit as a component of our Upholstery segment. The transaction is expected to close in the fourth quarter of fiscal 2014, and continuing cash flows from the end of the third quarter of fiscal 2014 through the closing date of the sale are not expected to be significant.

The results of the discontinued operations for Bauhaus for the third quarter and first nine months of fiscal 2014 and fiscal 2013 were as follows:

	Third Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13	1/25/14	1/26/13
Net sales	$9,101	$8,937	$27,100	$27,142

Income (loss) from discontinued operations (including impairment of $1.1 million in fiscal 2014)	$(1,097)	$468	$(1,323)	$747
Income tax benefit (expense)	380	(177)	459	(282)
Income (loss) from discontinued operations, net of tax	$(717)	$291	$(864)	$465

The assets and liabilities of Bauhaus that were classified as held for sale are as follows:

(Unaudited, amounts in thousands)	1/25/14
Assets
Receivables, net	$3,672
Inventories, net	4,683
Other current assets	50
Property, plant, and equipment, net	518
Total assets	$8,923

Liabilities
Accounts payable	$1,777
Accrued expenses and other current liabilities	876
Total liabilities	$2,653

In the Consolidated Statement of Cash Flows, the activity of this operating unit was included along with our activity from continuing operations.

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

During the third quarter of fiscal 2014, we agreed in principle to sell our Bauhaus operating unit to a group of investors.  The agreement includes the sale of substantially all of the assets of our Bauhaus business unit.  As a result of the expected sale, our Bauhaus business unit assets are reported as held for sale as of the end of the third quarter of fiscal 2014, and their operating results are reported as discontinued operations for all periods presented.  As such, this Management’s Discussion and Analysis reflects the results of continuing operations.  We had historically reported the results of our Bauhaus business unit as a component of our Upholstery segment.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of economic recovery or the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) any court actions requiring us to return any of the Continued Dumping and Subsidy Offset Act distributions we have received; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) information technology conversions or system failures; (o) effects of our brand awareness and marketing programs; (p) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (q) litigation arising out of alleged defects in our products; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) our ability to integrate acquired businesses and realize the benefit of anticipated synergies; and (t) those matters discussed in Item 1A of our fiscal 2013 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through company-owned stores.  The centerpiece of our retail distribution strategy is our network of 312 La-Z-Boy Furniture Galleries® stores and 564 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products.  We consider this dedicated space to be “branded outlets” or “proprietary.”  We own 100 of the La-Z-Boy Furniture Galleries® stores.  The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 564 Comfort Studios® locations, are independently owned and operated.  La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service.  Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products.  In addition to the La-Z-Boy Comfort Studios® locations, Kincaid, England and Lea have their own dedicated in-store gallery programs with over 645 outlets and 3.9 million square feet of proprietary floor space.  In total, our proprietary floor space includes approximately 11.5 million square feet.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•	Upholstery Segment. Our Upholstery segment is our largest segment in terms of revenue and consists of two operating units: La-Z-Boy, our largest operating unit, and England. The Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

•	Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and some coordinated upholstered furniture. The Casegoods segment consists of four brands: American Drew, Lea, Hammary, and Kincaid. The Casegoods segment primarily sells to major dealers and other independent retailers.

•	Retail Segment. Our Retail segment consists of 100 company-owned La-Z-Boy Furniture Galleries® stores located in 12 markets ranging from southern California to the Midwest to the east coast of the United States. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through the retail network.

Results of Operations
Fiscal 2014 Third Quarter Compared to Fiscal 2013 Third Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Consolidated sales	$350,375	$340,211	3.0%
Consolidated operating income	25,449	22,812	11.6%
Consolidated operating margin	7.3%	6.7%

Sales

Consolidated sales increased $10.2 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.  Our Upholstery and Retail segments both reported higher sales as compared to the prior year, with our Upholstery segment sales increase driven by the combination of stronger volume and selling price increases and our Retail segment sales increase driven by the acquisition of new stores and an improved merchandise mix.  This was partly offset by continued weakness in sales volume in our Casegoods segment.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Operating Margin

Our operating margin increased 0.6 percentage point for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.

•	Our gross margin improved 1.9 percentage points in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. Gross margin in our Upholstery segment benefited from favorable absorption of fixed costs resulting from sales volume increases. Our Retail segment gross margin improved as a result of improved merchandising.

•	Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 1.3 percentage points in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.
o	Incentive compensation costs were $3.8 million higher in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, an increase of 1.0 percentage point. The main drivers of the increase in incentive compensation costs during the third quarter of fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the quarter. Several of our share-based compensation awards are liability-based and/or performance-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period and the ultimate amount of awards expected to vest.
o
Advertising costs increased 0.5 percentage point in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, due primarily to increased spending related to our Live life comfortably marketing campaign.

o	Increased sales resulted in increased absorption of fixed costs, most notably in our Retail segment’s leverage of fixed occupancy costs, somewhat offsetting the increases in compensation and advertising.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Sales	$280,272	$271,050	3.4%
Operating income	31,560	27,909	13.1%
Operating margin	11.3%	10.3%

Sales

Our Upholstery segment’s sales increased $9.2 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, an increase of 3.4%.  Increased volume drove a 3.0% increase and higher selling prices resulted in a 1.3% increase in sales in the third quarter of fiscal 2014.  These items were partly offset by unfavorable changes in product mix.  The increased units sold in the third quarter of fiscal 2014 compared to the prior year most notably included more motion furniture, including recliners, as well as an increase in occasional chairs.  We sold more power units, which have higher average selling prices than units without power, during the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, which also contributed to the increase in sales.  We believe the increase in unit volume was a result of our Live life comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.  We also believe these factors continued to drive increased volume for our La-Z-Boy branded business generally and generated the improved performance of our retail store network, which includes both our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased 1.0 percentage point for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.

•	The segment’s gross margin increased 1.3 percentage points during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 due to a combination of factors. Higher unit volume, selling price, product mix changes, and operational efficiencies amounted to a 1.7 percentage point benefit. These items more than offset the impact of raw material cost increases of 0.6 percentage point.

•	The segment’s SG&A expense as a percentage of sales increased 0.3 percentage point, mainly as a result of higher advertising costs of 0.6 percentage point, due primarily to increased spending related to our Live life comfortably marketing campaign. In addition, we had higher incentive compensation costs in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. These items were partially offset by the favorable absorption of fixed costs resulting from our sales volume increase as compared to the prior year.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Sales	$29,634	$32,611	(9.1)%
Operating income (loss)	(41)	200	(120.5)%
Operating margin	(0.1)%	0.6%

Sales

Our Casegoods segment’s sales showed continued weakness, decreasing $3.0 million in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, due to lower sales volume of $3.4 million partly offset by an increase in selling prices of $0.4 million.  The replacement cycle is longer for casegoods furniture than for upholstered furniture, given that casegoods furniture is more durable and has a higher average ticket price, and we believe this has negatively impacted our sales in this segment.  In addition, we believe there has been a shift in consumer preference from formal and traditional product styling to more casual transitional and contemporary product.  Our product line has not shifted quickly enough in response to this change in consumer preference, and we are addressing this with our product refresh program.

Operating Margin

Our Casegoods segment’s operating margin declined 0.7 percentage point in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.  The decline in operating income was driven by the decline in sales, as well as an inability to absorb fixed costs.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Sales	$80,212	$72,772	10.2%
Operating income	3,087	2,668	15.7%
Operating margin	3.8%	3.7%

Sales

Our Retail segment’s sales increased $7.4 million in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.  Of this increase, approximately $4.4 million was due to stores we acquired in the Las Vegas market in October 2013 and in northeast Ohio in November 2013.  In addition, we experienced an increase in ticket count and units per ticket on a same-store basis.  We believe the increase in sales in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 was due to our Live life comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment’s operating margin improved 0.1 percentage point in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.

•	The segment’s gross margin improved 0.7 percentage point in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, benefitting from better product merchandising.

•	The segment’s SG&A costs as a percent of sales increased 0.6 percentage point in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, primarily due to costs related to new store openings and the transition of ownership for acquired stores. These costs included higher advertising costs of 0.4 percentage point, primarily to support these new and acquired stores. In addition, we had higher incentive compensation costs in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013. These cost increases were partly offset by the leverage of fixed costs resulting from the increase in sales. Occupancy costs and administrative costs are the significant drivers of our fixed SG&A expenses.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Sales
Corporate and Other	404	515	(21.6)%
Eliminations	(40,147)	(36,737)	(9.3)%

Operating income (loss)
Restructuring	60	(30)	N/	M
Corporate and Other	(9,217)	(7,935)	(16.2)%
N/M – not meaningful

Sales

Eliminations increased in the third quarter of fiscal 2014 as compared to the same period in the prior year due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 mainly due to higher incentive compensation costs in the third quarter of fiscal 2014 than the third quarter of fiscal 2013.  The main drivers of the increase in incentive compensation costs during the third quarter of fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the quarter.  Several of our share-based compensation awards are liability-based and/or performance-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period and the ultimate amount of awards expected to vest.

Other Income

Other income was $1.6 million lower in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, primarily due to higher gains realized on the sales of investments held to fund our non-qualified defined benefit retirement plan during the third quarter of fiscal 2013.

Income Taxes

Our effective tax rate for continuing operations in the third quarter of fiscal 2014 and the third quarter of fiscal 2013 was 33.2%.  The third quarter of fiscal 2014 included a net tax benefit of $0.2 million, primarily from adjustments to deferred taxes as a result of Mexico tax law changes.  Absent discrete adjustments, the effective tax rate for continuing operations in the third quarter of fiscal 2014 would have been 33.9%.

Results of Operations
Fiscal 2014 Nine Months Compared to Fiscal 2013 Nine Months

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Consolidated sales	$1,017,692	$945,848	7.6%
Consolidated operating income	65,914	40,699	62.0%
Consolidated operating margin	6.5%	4.3%

Sales

Consolidated sales increased $71.8 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Our Upholstery and Retail segments both reported higher sales as compared to the prior year, driven by the combination of stronger volume, favorable changes in product mix, and selling price increases.  Partly offsetting these sales increases was continued weakness in sales volume in our Casegoods segment.

These items are further explained in the discussion of each of our operating segment’s results later in this Management’s Discussion and Analysis.

Operating Margin

Our operating margin increased 2.2 percentage points for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.

•	Our gross margin increased 2.5 percentage points in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. Gross margin in our Upholstery segment benefited from favorable absorption of fixed costs resulting from sales volume increases. Our Retail segment gross margin improved as a result of improved merchandising and a higher priced product mix.

•	SG&A expenses as a percentage of sales increased 0.3 percentage point in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.
o	Incentive compensation costs were $9.5 million higher in the first nine months of fiscal 2014 than the first nine months of fiscal 2013, an increase of 0.8 percentage point. The main drivers of the increase in incentive compensation costs during the first nine months of fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the period. Several of our share-based compensation awards are liability-based and/or performance-based awards, and their cumulative expense to date is adjusted at the end of each period based on the share price on the last day of the reporting period and the ultimate amount of awards expected to vest.
o	Increased sales resulted in increased absorption of fixed costs, most notably in our Retail segment’s leverage of fixed occupancy costs.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Sales	$813,345	$750,474	8.4%
Operating income	86,547	64,892	33.4%
Operating margin	10.6%	8.6%

Sales

Our Upholstery segment’s sales increased $62.9 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, an increase of 8.4%.  Increased volume drove 6.0% of the increase as compared to the prior year, higher selling prices accounted for 1.8% of the increase, with the remainder primarily attributable to favorable changes in product mix.  Changes in product mix most notably included a shift to more stationary sofas and occasional chairs, as well as a higher number of recliners sold in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013.  We sold more power units, which have higher average selling prices than units without power, during the first nine months of fiscal 2014 as compared to fiscal 2013, which also contributed to the increase in sales.  We believe the increase in unit volume was a result of our Live life comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.  We also believe these factors continued to drive increased volume for our La-Z-Boy branded business and generated the improved performance of our retail store network, which includes both our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased 2.0 percentage points for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.

•	The segment’s gross margin increased 1.9 percentage points during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 due to a combination of factors. Higher unit volume, selling price, product mix changes, and operational efficiencies amounted to a 2.3 percentage points benefit. These items more than offset the impact of raw material cost increases of 0.8 percentage point.

•	The segment’s SG&A expense as a percentage of sales improved 0.1 percentage point for the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013, due to the favorable absorption of fixed costs resulting from our sales volume increase as compared to the prior year.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Sales	$93,002	$101,748	(8.6)%
Operating income	1,161	2,381	(51.2)%
Operating margin	1.2%	2.3%

Sales

Our Casegoods segment’s sales showed continued weakness, decreasing $8.7 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, due to lower sales volume of $10.0 million partly offset by an increase in selling prices of $1.3 million.  The replacement cycle is longer for casegoods furniture than for upholstered furniture, given that casegoods furniture is more durable and has a higher average ticket price, and we believe this has negatively impacted our sales in this segment.   In addition, we believe there has a been a shift in consumer preference from formal and traditional product styling to more casual transitional and contemporary product.  Our product line has not shifted quickly enough in response to this change in consumer preference, and we are addressing this with our product refresh program.

Operating Margin

Our Casegoods segment’s operating margin, while still positive, declined by 1.1 percentage points in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.  The decline in operating income was driven by the decline in sales, as well as an inability to absorb costs.

 Retail Segment

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Sales	$219,845	$191,089	15.0%
Operating income	8,264	105	N/	M
Operating margin	3.8%	0.1%
N/M – not meaningful

Sales

Our Retail segment’s sales increased $28.8 million in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.  Of this increase, approximately $10.5 million was due to the acquisition of nine stores in the southern Ohio market in October 2012.  In addition, $5.1 million of the increase was due to stores we acquired in the Las Vegas market in October 2013 and in northeast Ohio in November 2013.  In addition, we experienced increases in average ticket on traffic that was essentially flat on a same-store basis.  We believe the increase in sales in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 was due to our Live life comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment’s operating margin improved 3.7 percentage points in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.

•	The segment’s gross margin improved 1.1 percentage points in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, benefitting from better product merchandising.

•	The segment’s SG&A costs as a percent of sales improved 2.6 percentage points in the first nine months of fiscal 2014, primarily due to greater leverage of fixed SG&A expenses as a percentage of sales resulting from the higher sales volume. Occupancy costs and administrative costs are the significant drivers of our fixed SG&A expenses.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	1/25/14	1/26/13	Percent Change
Sales
Corporate and Other	1,952	1,845	5.8%
Eliminations	(110,452)	(99,308)	(11.2)%

Operating income (loss)
Restructuring	115	(2,633)	N/	M
Corporate and Other	(30,173)	(24,046)	(25.5)%
N/M – not meaningful

Sales

Eliminations increased in the first nine months of fiscal 2014 as compared to the same period in the prior year due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013.  The increased operating loss was mainly due to higher incentive compensation costs in fiscal 2014 as compared to fiscal 2013.  The main drivers of the increase in incentive compensation costs during the first nine months of fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the period.  Several of our share-based compensation awards are liability-based and/or performance-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period and the ultimate amount of awards expected to vest.

The $2.6 million restructuring charge recorded in the first nine months of fiscal 2013 mainly related to fixed asset and inventory writedowns associated with the closure of our lumber processing operation in our Casegoods segment.

Other Income

Other income was $1.4 million lower in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013, primarily due to higher gains realized on the sales of investments held to fund our non-qualified defined benefit retirement plan during the first nine months of fiscal 2013.

Income Taxes

Our effective tax rate for continuing operations in the first nine months of fiscal 2014 was 33.5% compared to 34.6% for the first nine months of fiscal 2013.  Items impacting our effective tax rate for the first nine months of fiscal 2014 included a tax benefit of $0.9 million in the second quarter for the release of a valuation allowance relating to certain U.S. state deferred tax assets and a net tax benefit of $0.2 million in the third quarter primarily from adjustments to deferred taxes as a result of Mexico tax law changes.  Absent discrete adjustments, the effective tax rate for continuing operations in the first nine months of fiscal 2014 would have been 35.0%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures including the construction of our new world headquarters.  We had cash and equivalents of $140.1 million at January 25, 2014, compared to $131.1 million at April 27, 2013.  The increase in cash and equivalents was primarily attributable to net income generated during the first nine months of fiscal 2014, partially offset by cash used to fund increases in inventories, the acquisition of assets through capital expenditures, and transferred cash to investments to increase returns.  We also used cash to purchase shares and to fund dividend payments to shareholders.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts.  Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory.  The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million.  At January 25, 2014, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $139.5 million.

Capital expenditures for the first nine months of fiscal 2014 were $23.1 million compared with $21.8 million during the first nine months of fiscal 2013.  We began construction on our new world headquarters during the first quarter of fiscal 2014, a project which is estimated at approximately $57 million.  We expect this project will continue through our third quarter of fiscal 2015.  We expect capital expenditures to be in the range of $13.0 million to $17.0 million in the fourth quarter of fiscal 2014.

In fiscal 2013, the board of directors reinstated payment of quarterly cash dividends to our shareholders.  The board of directors has sole authority to determine if and when future dividends will be declared and on what terms.  The board of directors currently expects to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/25/14	1/26/13
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$62,789	$33,452
Net cash used for investing activities	(34,333)	(66,772)
Net cash used for financing activities	(18,754)	(7,063)
Exchange rate changes	(675)	(6)
Change in cash and equivalents	$9,027	$(40,389)

Operating Activities

During the first nine months of fiscal 2014, net cash provided by operating activities was $62.8 million. Our cash provided by operating activities was mainly the result of net income generated during the first nine months of fiscal 2014.  This was partially offset by cash used to fund increases in inventories of $15.2 million.  The increase in inventories during the first nine months of fiscal 2014 was primarily related to increased raw materials sourced from China in advance of the Chinese New Year holiday and increased finished goods inventory in our distribution centers to support new stores.

During the first nine months of fiscal 2013, net cash provided by operating activities was $33.5 million. Our cash provided by operating activities was mainly the result of net income generated during the first nine months of fiscal 2013.  This was partially offset by cash used to fund increases in inventories of $12.4 million.  We increased inventory to support our sales growth.

Investing Activities

During the first nine months of fiscal 2014, net cash used for investing activities was $34.3 million, including capital expenditures of $23.1 million.  In addition, we invested $12.8 million of excess cash on hand into longer term investments.

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

Financing Activities

During the first nine months of fiscal 2014, net cash used for financing activities was $18.8 million primarily related to the purchases of common stock and payment of our quarterly dividends.

Net cash used for financing activities in the first nine months of fiscal 2013 was $7.1 million mostly related to the repayment of debt and purchases of common stock.

Our board of directors has authorized the purchase of company stock. As of January 25, 2014, 3.3 million shares remained available for purchase pursuant to this authorization.  We purchased 0.9 million shares during the first nine months of fiscal 2014, for a total of $20.3 million.  With the cash flows we anticipate generating in fiscal 2014, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the third quarter of fiscal 2014 reflected a $1.4 million net liability for uncertain income tax positions.  It is reasonably possible that $0.2 million of this liability will be settled within the next 12 months.  The remaining balance will be paid or released as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the third quarter of fiscal 2014, there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2013 Annual Report on Form 10-K.

Our debt-to-capitalization ratio was 1.5% at January 25, 2014, compared to 1.6% at April 27, 2013.  Capitalization is defined as total debt plus total equity.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 27, 2013.  There were no material changes to our critical accounting policies during the first nine months of fiscal 2014.

Business Outlook

We remain optimistic about our ability to continue to grow profitably in the future.  The cadence of our business remains strong, particularly as we head into the fourth quarter, which is historically our largest volume period.  Our integrated retail strategy has proven to be the right one, and we are building on it with our store expansion program. We will continue to make investments in the enterprise to grow, prosper and return value to shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2014, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2013.

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

Changes in Internal Control over Financial Reporting.  We are implementing an enterprise resource planning ("ERP") system in our largest operating unit. The implementation is expected to occur in phases over the next several years.  The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses.  There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 25, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Our risk factors are disclosed in our Form 10-K for the fiscal year ended April 27, 2013.  There have been no material changes to our risk factors during the first nine months of fiscal 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of January 25, 2014, 3.3 million shares remained available for purchase pursuant to this authorization.  We purchased 0.9 million shares during the first nine months of fiscal 2014, for a total of $20.3 million.  During the third quarter of fiscal 2014, pursuant to the existing board authorization, we adopted a plan to purchase company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  The 10b5-1 plan was effective January 2, 2014.  Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan.  The 10b5-1 plan expires at the close of business on March 31, 2014.  With the cash flows we anticipate generating in fiscal 2014, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended January 25, 2014:

(Amounts in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 27 – November 30, 2013)	65	$24.04	65	3,451
Fiscal December (December 1 – December 28, 2013)	95	$29.43	95	3,356
Fiscal January (December 29, 2013 – January 25, 2014)	75	$29.62	75	3,281
Fiscal Third Quarter of 2014	235	$28.00	235	3,281

(1)	On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares and subsequent to October 1987, 22.0 million shares have been added to this plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED

(Registrant)

Date: February 18, 2014

BY: /s/ Margaret L. Mueller

Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer