Form 10-K
period 2014-04-26
LA-Z-BOY INC
filed 2014-06-17
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 26, 2014

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

Yes ☒                                                                                    No ☐

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

Yes ☐                                                                                    No ☒

Based on the closing price on the New York Stock Exchange on October 25, 2013, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $1,227.4 million.

The number of common shares outstanding of the Registrant was 51,849,732 as of June 10, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED
FORM 10-K ANNUAL REPORT FISCAL 2014

Note: The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2014 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, “we,” “our” or the “Company”) make forward-looking statements in this report, and its representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of economic recovery or the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) any court actions requiring us to return any of the Continued Dumping and Subsidy Offset Act distributions we have received; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) information technology conversions or system failures; (o) effects of our brand awareness and marketing programs; (p) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (q) litigation arising out of alleged defects in our products; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) our ability to integrate acquired businesses and realize the benefit of anticipated synergies; (t) the results of our restructuring actions; and (u) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

PART I

ITEM 1. BUSINESS.
Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated in the state of Michigan as La-Z-Boy Chair Company, and in 1996 we changed our name to La-Z-Boy Incorporated. Today, our La-Z-Boy brand is the most recognized brand in the furniture industry.

La-Z-Boy Incorporated and its subsidiaries manufacture, market, import, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States according to the May 2014 Key Sources for the U.S. Furniture Market in Furniture Today. The La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded furniture in the United States according to the May 2014 Top 100 ranking by Furniture Today. We have seven major North American manufacturing locations to support our speed to market and customization strategy.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores that our subsidiaries own and operate. The centerpiece of our retail distribution strategy is our network of 315 La-Z-Boy Furniture Galleries® stores and 570 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” We own 101 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 570 Comfort Studios® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studios® locations, our Kincaid and England operating units have their own dedicated proprietary in-store programs with 500 outlets and 3.8 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 11.3 million square feet.

During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit, and we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. As part of this restructuring, we will cease manufacturing casegoods in our Hudson, North Carolina facility during the second quarter of fiscal 2015, and transition our Kincaid and American Drew bedroom product lines to imported product. Also in connection with the restructuring, we are marketing for sale our youth furniture business, Lea Industries, as it does not align with our long-term strategic objectives.

Principal Products and Industry Segments
Our reportable segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. Our Upholstery segment is our largest segment in revenue and consists of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. This segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells primarily to major dealers and other independent retailers.

Retail Segment. Our Retail segment consists of 101 company-owned La-Z-Boy Furniture Galleries® stores located in 12 primary markets ranging from southern California to the Midwest to the East Coast. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

We have provided additional detailed information regarding our segments and their products in Note 18 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in this report.

Raw Materials and Parts
The principal raw materials that we use in our Upholstery segment are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames and steel for motion mechanisms, which together account for approximately 81% of the segment’s total material costs. Purchased cover is our largest raw material cost in this segment, and represents about 46% of the segment’s material costs. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase about 82% of our polyurethane foam from one supplier, which has several facilities across the United States that deliver to our plants. If one of these major suppliers experienced financial or other difficulties we could experience temporary disruptions in our manufacturing process until we obtained alternate suppliers.

We purchase approximately 60% (based on cost) of our cover in a raw state (fabric rolls or leather hides) and cut-and-sew it into cover, and 40% in covers that have already been cut-and-sewn by third-party offshore suppliers to our specifications. We buy from five primary suppliers of cut-and-sewn leather and fabric products. Of the products that we import from China, two suppliers manufacture over 90% of the leather cut-and-sewn sets, and four suppliers manufacture approximately 99% of the fabric products.

During fiscal 2014, materials we used in our upholstery manufacturing process increased in price by approximately 2% compared with fiscal 2013. We expect our raw material costs to rise in fiscal 2015 due to increased global demand for leather, polyurethane, and plywood.

As the Casegoods segment is primarily an importer, marketer, and distributor of wood furniture, with some manufacturing operations, raw materials represented only about 13% of the value of our inventory in this segment. At the end of fiscal 2014, the principal raw materials used by our Casegoods manufacturing facility were hardwoods, plywood and chip wood, veneers, liquid stains, paints and finishes, and decorative hardware. Hardwood lumber, plywood, and purchased hardwood components represented about 64% of our total material costs in this segment in fiscal 2014. In April 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. As a result of the restructuring, we will cease manufacturing casegoods products during the second quarter of fiscal 2015.

Casegoods Finished Goods Imports
We imported 70% of the finished wood furniture that we sold in fiscal 2014 (compared with 72% in fiscal 2013), primarily because of the low labor (both wages and benefits) and overhead costs associated with manufacturing casegoods product overseas. The prices we paid for these imported products in fiscal 2014 were essentially unchanged from fiscal 2013, but we currently expect these prices and associated transportation costs to increase slightly in fiscal 2015. Looking across our wholesale segments, imported finished goods represented only 7% of our consolidated sales in fiscal 2014, down from 9% the year before. As we discussed above, during the second quarter of fiscal 2015, we will begin importing 100% of the casegoods products we offer for sale.

Seasonal Business
We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates. Historically, all of our segments have normally experienced lower sales during our first fiscal quarter. Our Upholstery and Casegoods segments have typically experienced their highest sales during our fourth fiscal quarter while our Retail segment has usually experienced its highest sales during our third fiscal quarter.

During fiscal 2014, however, both our Upholstery segment and our Casegoods segment attained their highest sales during our second fiscal quarter while our Retail segment again experienced its highest level of sales during our third fiscal quarter. All of our segments experienced their lowest sales during our first fiscal quarter. We believe that the change in the seasonality of our sales during fiscal 2014 was the result of weather conditions and not a change in seasonal trends.

When possible, we schedule production to maintain consistent manufacturing activity throughout the year. We shut down our domestic plants for a week in July to perform routine maintenance on our equipment.

Economic Cycle and Purchasing Cycle
Upholstered furniture has a shorter life cycle than casegoods furniture because upholstered furniture is typically more fashion- and design-oriented, and is often purchased one or two pieces at a time. Casegoods products, in contrast, are longer-lived and frequently purchased in groupings or “suites,” resulting in a much larger cost to the consumer. As a result, casegoods sales are more sensitive to economic conditions, and upholstered furniture normally exhibits a less volatile sales pattern over an economic cycle.

Practices Regarding Working Capital Items
The following describes our significant practices regarding working capital items.

Inventory: For our upholstery segment, we maintain raw materials and work in process inventory at our manufacturing locations, and finished goods inventory at our six regional distribution centers. Our regional distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently owned stores. Regional distribution centers also allow us to reduce the number of individual warehouses we need to supply our retail outlets and help us reduce our inventory levels at our manufacturing and retail locations. We also maintain some finished goods inventory at our manufacturing locations, which primarily supports efficient shipping of sold orders.

Rather than manufacture casegoods to fill custom orders, we generally build or import them to go into inventory to enable us to attain manufacturing efficiencies and meet our customers’ delivery requirements. This practice results in higher levels of finished goods inventory, as a percentage of sales, of our casegoods products than our upholstery products. Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores for display purposes.

Our inventory increased $0.7 million during fiscal 2014 compared with fiscal 2013, and decreased 0.7 percentage point as a percentage of sales. We will continue to manage our inventory levels to ensure they are appropriate relative to our sales, while maintaining our focus on service to our customers.

Accounts Receivable: During fiscal 2014, our accounts receivable decreased $7.4 million compared with fiscal 2013, and decreased 1.4 percentage points as a percentage of sales. The improvement in our cash collections was the result of an improvement in the financial condition of our customer base, including our independent La-Z-Boy Furniture Galleries® dealers. We continue to monitor our customers’ accounts and limit our credit exposure to certain independent dealers, and decrease our days sales outstanding where possible.

Accounts Payable: During fiscal 2014, our accounts payable increased $5.6 million compared with fiscal 2013, an increase of 0.1 percentage point as a percentage of sales. The increase was mainly due to higher sales volume (and therefore higher costs) in fiscal 2014, as well as amounts related to construction of our new world headquarters.

Customers
Our wholesale customers are furniture retailers located primarily throughout the United States and Canada. We did not have any single customer whose purchases amounted to more than 5% of our consolidated, Upholstery segment, or Casegoods segment sales in fiscal 2014. Sales in our Upholstery and Casegoods segments are almost entirely to furniture retailers, but we sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be “proprietary.” For our Upholstery and Casegoods segments, our fiscal 2014 customer mix based on sales was about 48% proprietary, 8% major dealers (for example, Art Van Furniture, Berkshire Hathaway, Slumberland Furniture, and Raymour & Flanigan Furniture) and 44% other independent retailers.

The success of our product distribution relies heavily on having retail floor space that is dedicated to displaying and marketing our products. Our La-Z-Boy Furniture Galleries® stores network has the largest number of proprietary stores and galleries among our operating units. According to the May 2014 Top 100 ranking by Furniture Today, an industry trade publication, the La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-brand furniture in the United States.

Maintaining, updating, and expanding, when appropriate, our proprietary distribution network is a key part of our overall sales and marketing strategy. Our 4-4-5 program, through which we expect to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five year period that began with fiscal 2014, is a key growth strategy for us. As we continue to maintain and update our current stores, the La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 30 to 35 stores during fiscal 2015. All of these new stores will feature the new concept store design we developed and introduced in fiscal 2012.

We select independent dealers for our proprietary La-Z-Boy Furniture Galleries® store network based on factors such as their management and financial qualifications and the potential for distribution in specific geographical areas. This proprietary distribution benefits La-Z-Boy, our dealers and our consumers. It enables La-Z-Boy to concentrate our marketing with sales personnel dedicated to our entire product line, and only that line. It allows dealers who join this proprietary group to take advantage of practices that other proprietary dealers have succeeded with, and we facilitate forums for these dealers to share best practices. These La-Z-Boy Furniture Galleries® stores provide our consumers a full-service shopping experience with a large variety of product and knowledgeable sales associates and in-home design consultants.

Orders and Backlog
We typically build upholstery orders based on specific dealer orders, either for dealer stock or to fill a consumer’s custom order, and normally do not allow customers to cancel orders once the orders have been selected for production. We have casegoods produced primarily to our internal order, rather than a customer or consumer order, resulting in higher finished goods inventory on hand as a percentage of sales. Because the size of our backlog at a given time may not be indicative of our future sales, we do not rely entirely on backlogs to predict future sales.

For our continuing operations, as of April 26, 2014, and April 27, 2013, our Upholstery segment backlogs were approximately $77.0 million and $76.0 million, respectively, and our Casegoods segment backlogs were approximately $15.4 million and $11.3 million, respectively.

Competitive Conditions
According to the May 2014 Key Sources for the U.S. Furniture Market in Furniture Today, we are currently the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

In the Upholstery segment, our largest competitors are Ashley, Bassett Furniture, Bernhardt, Ethan Allen, Flexsteel, Heritage Home Group, Klaussner, and Natuzzi.

In the Casegoods segment, our main competitors are Ashley, Bernhardt, Ethan Allen, Heritage Home Group, Hooker Furniture, Stanley Furniture, and Lacquer Craft. The Casegoods segment faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry throughout North America, and different stores have different competitors based on their locations. Competitors include: Arhaus, Ashley, Bassett Furniture Direct, Crate and Barrel, Ethan Allen, Restoration Hardware, Thomasville Home Furnishings Stores, several other regional competitors (for example Art Van Furniture, Raymour & Flanigan Furniture, and Slumberland Furniture), and family-owned independent furniture stores.

In addition to the larger competitors listed above, a substantial number of small and medium-sized companies operate within our business segments, all of which are highly competitive.

Over the past decade alternative distribution channels have increasingly affected our retail markets. Companies such as Costco, Home Depot, IKEA, Sam’s Club, Target, Wal-Mart, Williams Sonoma, QVC, Wayfair and others now offer products that compete with some of our product lines. The increased ability of consumers to purchase furniture through various furniture manufacturers’ and retailers’ internet websites has also increased competition.

Players in the home furnishings industry compete primarily on the basis of product styling and quality, customer service (product availability and delivery), and price. We compete primarily by emphasizing our brand and the value, comfort, quality, and styling of our products. In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Maintaining, updating and expanding our proprietary distribution system is a key strategic initiative for us in striving to remain competitive. We compete in the mid-to-upper-mid price point, and a shift in consumer taste and trends to lower priced products could negatively affect our competitive position.

Research and Development Activities
We provide information regarding our research and development activities in Note 1 to our consolidated financial statements, which is included in Item 8 of this report.

Trademarks, Licenses and Patents
We own several trademarks, including La-Z-Boy, our most valuable. The La-Z-Boy trademark is essential to the upholstery and retail segments of our business. To protect our trademarks, we have registered them in the United States and various other countries where our products are sold. These trademarks have a perpetual life, subject to renewal. We license the use of the La-Z-Boy trademark to our major international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture and non-furniture products, and these arrangements enhance our brand awareness, broaden the perceptions of La-Z-Boy and create visibility of the La-Z-Boy brand in channels outside of the furniture industry. In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers, under “Customers.”

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

Employees
We employed approximately 8,300 full-time equivalent employees as of April 26, 2014, compared with 8,185 employees at the end of fiscal 2013. We employed approximately 7,000 in our upholstery segment, 340 in our Casegoods segment, 750 in our Retail segment, and the remaining employees as corporate personnel. We employ the majority of our employees on a full-time basis except in our Retail segment, where we have approximately 630 part-time employees.

Financial Information About Foreign and Domestic Operations and Export Sales
In fiscal 2014, our direct export sales, including sales in Canada, were approximately 14% of our total sales. We are a part of a manufacturing joint venture in Thailand, which distributes furniture in Australia, New Zealand, Thailand and other countries in Asia. In addition, we participate in a sales and marketing joint venture in Asia, which sells and distributes furniture in Korea, Taiwan, Japan, India, Malaysia, and other Asian countries.

We operate a facility in Mexico which produces cut-and-sewn fabric sets for our domestic upholstery manufacturing facilities. We provide information on sales in the United States, Canada, and other countries in Note 18 to our consolidated financial statements, which is included in Item 8 of this report. Our net property, plant, and equipment value in the United States was $120.7 million and $109.9 million at the end of fiscal 2014 and fiscal 2013, respectively. Our net property, plant, and equipment value in foreign countries was $6.8 million and $8.2 million in fiscal 2014 and fiscal 2013, respectively.

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

The risks and uncertainties described below are those that we currently believe may significantly affect our business. Additional risks and uncertainties that we are unaware of or that we do not currently deem significant may also become important factors that affect us at a later date. You should carefully consider the risks and uncertainties described below, together with the other information provided in this document and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could significantly and adversely affect our business, results of operations, and financial condition.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.
In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales. Since we have a higher concentration (70%) in upholstery sales, including motion furniture, than most of our competitors, the effects of steel, polyurethane foam, leather and fabric price increases or quantity shortages are more significant for our business than for most other publicly traded furniture companies. About 82% of our polyurethane foam comes from one supplier. This supplier has several facilities across the United States, but severe weather or natural disasters could result in delays in shipments of polyurethane foam to our plants.

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
The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers, including online retailers, some of which offer widely advertised products, and others of which are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings and liquidity. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. These and other competitive pressures could result in a decrease in our sales, earnings, and liquidity.

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

Changes in the economy could have a significant negative effect on our sales, results of operations and cash flows.
Our business is subject to international, national and regional economic conditions. The global economy experienced a major recession beginning in 2008. Although American and other economies have improved since then, the pace of improvement in housing, consumer confidence, unemployment and access to consumer credit has not returned to historic levels. In addition, repercussions from continuing issues with European debt and currency could further damage the U.S. economy. These factors are outside of our control but they directly affect our business. An economic downturn could cause our current and potential customers to delay their purchases or affect their ability to pay, which could reduce our future sales, results of operations and cash flows.

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

In addition, we are implementing an enterprise resource planning or ERP system in our largest operating unit, which we expect to accomplish in phases over the next two years. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect the effectiveness of or cause delays in our ability to adequately assess our internal control over financial reporting. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management’s assessment of our internal control over financial reporting.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive employee and customer data or to comply with evolving regulations relating to our obligation to protect such data.
Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. A breach in our systems that results in the unauthorized release of sensitive data could have a material adverse effect on our reputation, and lead to financial losses from remedial actions or potential liability, possibly including for punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.

We are dependent upon suppliers for a portion of raw materials used in the manufacturing of our products and new regulations related to conflict-free minerals could require us to incur significant additional expenses in connection with procuring these raw materials.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC requires companies to disclose the use of certain minerals, known as “conflict minerals,” in their products. Companies that are subject to the rules must perform supply chain diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. If the rules remain effective, these new requirements will require on-going due diligence efforts and compliance with annual disclosure requirements. There may be significant costs associated with complying with these disclosure requirements, including identifying the sources of any “conflict minerals” that may be used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We owned or leased approximately 10.8 million square feet of manufacturing, warehousing and distribution centers, office, showroom, and retail facilities, and had approximately 1.4 million square feet of idle facilities, at the end of fiscal 2014. Of the 10.8 million square feet occupied at the end of fiscal 2014, our Upholstery segment occupied approximately 6.5 million square feet, our Casegoods segment occupied approximately 2.0 million square feet, our Retail segment occupied approximately 1.9 million square feet and our Corporate and other operations occupied the balance.

Our active facilities and retail locations are located in Arkansas, California, Connecticut, Delaware, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Utah, Virginia, Washington D.C., Wisconsin, Coahuila (Mexico) and Bangkok (Thailand). All of our plants and stores are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. We own all of our domestic plants and our joint venture owns our Thailand plant. We lease the majority of our retail stores and regional distribution centers, as well as our manufacturing facility in Mexico. For information on terms of operating leases for our properties, see Note 12 to our consolidated financial statements, which is included in Item 8 of this report.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period with us or other companies. All executive officers serve at the pleasure of the board of directors.

Kurt L. Darrow, age 59
• Chairman, President and Chief Executive Officer since August 2011
• President and Chief Executive Officer from September 2003 through August 2011

Louis M. Riccio, Jr., age 51
• Senior Vice President of La-Z-Boy and Chief Financial Officer since July 2006
• Treasurer from February 2010 through April 2010

Mark S. Bacon, Sr., age 51
• Senior Vice President of La-Z-Boy and President of La-Z-Boy Branded Business since July 2011
• Senior Vice President of La-Z-Boy and Chief Retail Officer from October 2008 through July 2011

Steven M. Kincaid, age 65
• Senior Vice President of La-Z-Boy and President of Casegoods since November 2003
• President, Kincaid Furniture Company, Incorporated since June 1983

Otis S. Sawyer, age 56
• Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery since February 2008
• President, England, Inc. since February 2008

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Dividend and Market Information

The New York Stock Exchange is the principal market on which our common stock is traded. The tables below show the high and low sale prices of our common stock on the New York Stock Exchange during each quarter of our last two fiscal years.

		Market Price
Fiscal 2014 Quarter Ended	Dividends Paid	High	Low	Close
July 27	$0.04	$22.33	$17.48	$20.34
October 26	$0.04	$24.42	$20.12	$23.35
January 25	$0.06	$31.22	$22.79	$27.19
April 26	$0.06	$28.48	$24.04	$24.55
	$0.20

		Market Price
Fiscal 2013 Quarter Ended	Dividends Paid	High	Low	Close
July 28	$—	$16.43	$10.95	$12.09
October 27	$—	$17.13	$11.46	$16.18
January 26	$0.04	$17.06	$13.30	$15.74
April 27	$0.04	$19.43	$15.00	$17.69
	$0.08

Our credit agreement would prohibit us from paying dividends or purchasing shares if excess availability, as defined in the agreement, fell below 12.5% of the revolving credit commitment or if we failed to maintain a fixed charge coverage ratio of at least 1.05 to 1.00 on a pro forma basis. The agreement would not currently prohibit us from paying dividends or repurchasing shares. Refer to Note 11 of the consolidated financial statements in Item 8 for further discussion of our credit agreement. The payment of future cash dividends is within the discretion of our board of directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement.

Shareholders
We had approximately 13,900 shareholders of record at June 10, 2014.

Equity Plans
The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 26, 2014

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted- average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	798,270	(1)	$11.79	6,828,381	(2)

Note 1: These options were issued under our 2010 Omnibus Incentive Plan and 2004 Long-Term Equity Award Plan. No additional options can be awarded under the 2004 plan, but as of April 26, 2014, 30,050 options were still outstanding under the 2004 plan.

Note 2: This amount is the aggregate number of shares available for future issuance under our 2010 Omnibus Incentive Plan. The omnibus incentive plan provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors. We have performance awards outstanding under the plan that would reduce the number of shares remaining available for future issuance under the plan by 2,184,357 shares, assuming the maximum performance targets were achieved.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 25, 2009 in our common shares, in the S&P 500 Composite Index and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	2009	2010	2011	2012	2013	2014
La-Z-Boy Incorporated	$100	$679.72	$541.94	$706.91	$819.30	$1,146.54
S&P 500 Composite Index	$100	$143.50	$164.03	$172.49	$198.92	$239.23
Dow Jones U.S. Furnishings Index	$100	$173.53	$206.76	$197.97	$182.03	$200.96

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the purchase of company stock. As of April 26, 2014, 2.8 million shares remained available for purchase pursuant to this authorization. We spent $32.1 million in fiscal 2014 to purchase 1.3 million shares. During the fourth quarter of fiscal 2014, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective May 5, 2014. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on August 31, 2014. With the cash flows we anticipate generating in fiscal 2015, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2014:

(Shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 26 – March 1, 2014)	201	$26.52	201	3,080
Fiscal March (March 2 – March 29, 2014)	230	$26.42	230	2,850
Fiscal April (March 30 – April 26, 2014)	15	$26.78	15	2,835
Fiscal Fourth Quarter of 2014	446	$26.48	446	2,835

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during fiscal year 2014.

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

Consolidated Five-Year Summary of Financial Data

(Dollar amounts in thousands, except per share data)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Fiscal Year Ended	4/26/2014	4/27/2013	4/28/2012	4/30/2011	4/24/2010
Sales	$1,357,318	$1,273,877	$1,166,705	$1,115,489	$1,101,632
Cost of sales
Cost of goods sold	888,025	854,542	795,957	773,256	738,625
Restructuring	4,839	2,480	13	(162)	2,141
Total cost of sales	892,864	857,022	795,970	773,094	740,766
Gross profit	464,454	416,855	370,735	342,395	360,866
Selling, general and administrative expense	375,158	349,101	321,770	314,078	321,096
Restructuring	—	151	268	650	1,293
Write-down of long-lived assets	—	—	—	4,392	—
Operating income	89,296	67,603	48,697	23,275	38,477
Interest expense	548	746	1,384	2,346	2,972
Interest income	761	620	609	943	723
Income from Continued Dumping and Subsidy Offset Act, net	—	—	11,066	648	3,269
Other income (expense), net	2,050	3,208	(38)	402	482
Income from continuing operations before income taxes	91,559	70,685	58,950	22,922	39,979
Income tax expense (benefit)	31,383	23,520	(25,052)	7,409	10,669
Income from continuing operations	60,176	47,165	84,002	15,513	29,310
Income (loss) from discontinued operations, net of tax	(3,796)	17	4,906	1,860	2,049
Net income	56,380	47,182	88,908	17,373	31,359
Net (income) loss attributable to noncontrolling interests	(1,324)	(793)	(942)	6,674	1,342
Net income attributable to La-Z-Boy Incorporated	$55,056	$46,389	$87,966	$24,047	$32,701

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$58,852	$46,372	$83,060	$22,187	$30,652
Income (loss) from discontinued operations	(3,796)	17	4,906	1,860	2,049
Net income attributable to La-Z-Boy Incorporated	$55,056	$46,389	$87,966	$24,047	$32,701

Basic weighted average shares	52,386	52,351	51,944	51,849	51,533
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.11	$0.87	$1.57	$0.42	$0.59
Income (loss) from discontinued operations	(0.07)	—	0.09	0.04	0.04
Basic net income attributable to La-Z-Boy Incorporated per share	$1.04	$0.87	$1.66	$0.46	$0.63

Diluted weighted average shares	53,829	53,685	52,478	52,279	51,732
Diluted net income (loss) attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.09	$0.85	$1.55	$0.41	$0.58
Income (loss) from discontinued operations	(0.07)	—	0.09	0.04	0.04
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.02	$0.85	$1.64	$0.45	$0.62

Dividends declared per share	$0.20	$0.08	$—	$—	$—
Book value of year-end shares outstanding (1)	$10.04	$9.25	$8.46	$6.96	$6.56

Consolidated Five-Year Summary of Financial Data (continued)

(Dollar amounts in thousands)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Fiscal Year Ended	4/26/2014	4/27/2013	4/28/2012	4/30/2011	4/24/2010
Return on average total equity (2)	11.8%	10.0%	20.7%	4.4%	9.1%
Gross profit as a percent of sales	34.2%	32.7%	31.8%	30.7%	32.8%
Operating profit as a percent of sales	6.6%	5.3%	4.2%	2.1%	3.5%
Effective tax rate (2)	34.3%	33.3%	(42.5)%	32.3%	26.7%
Return on sales (2)	4.4%	3.7%	7.2%	1.4%	2.7%

Depreciation and amortization	$23,182	$23,140	$23,486	$24,302	$25,246
Capital expenditures	$33,730	$25,912	$15,663	$10,540	$10,986
Property, plant and equipment, net	$127,535	$118,060	$114,366	$120,603	$138,857

Working capital	$355,290	$350,717	$350,241	$300,119	$279,768
Current ratio (3)	3.1 to 1	3.3 to 1	3.3 to 1	3.3 to 1	2.9 to 1
Total assets	$771,295	$720,371	$685,739	$593,455	$607,783

Long-term debt, excluding current portion	$277	$7,576	$7,931	$29,937	$46,917
Total debt	$7,774	$8,089	$9,760	$35,057	$47,983
Total equity	$529,718	$491,968	$447,815	$364,140	$343,114
Debt to equity ratio (4)	1.5%	1.6%	2.2%	9.6%	14.0%
Debt to capitalization ratio (5)	1.4%	1.6%	2.1%	8.8%	12.3%

Shareholders	13,900	12,400	13,900	13,900	17,400
Employees	8,300	8,185	8,160	7,910	8,290

(1) Equal to total La-Z-Boy Incorporated shareholders’ equity divided by the number of outstanding shares on the last day of the fiscal year
(2) Based on income from continuing operations
(3) Equal to total current assets divided by total current liabilities
(4) Equal to total debt divided by total equity
(5) Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2014

(Dollar amounts in thousands, except per share data)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Fiscal Quarter Ended	7/27/2013	10/26/2013	1/25/2014	4/26/2014
Sales	$305,502	$352,271	$346,525	$353,020
Cost of sales
Cost of goods sold	203,949	229,727	224,786	229,563
Restructuring	87	(142)	(60)	4,954
Total cost of sales	204,036	229,585	224,726	234,517
Gross profit	101,466	122,686	121,799	118,503
Selling, general and administrative expense	86,701	96,568	95,915	95,974
Operating income	14,765	26,118	25,884	22,529
Interest expense	136	133	142	137
Interest income	180	176	183	222
Other income (expense), net	537	(279)	849	943
Income from continuing operations before income taxes	15,346	25,882	26,774	23,557
Income tax expense	5,445	8,425	8,916	8,597
Income from continuing operations	9,901	17,457	17,858	14,960
Income (loss) from discontinued operations, net of tax	34	(440)	(987)	(2,403)
Net income	9,935	17,017	16,871	12,557
Net income attributable to noncontrolling interests	(345)	(273)	(388)	(318)
Net income attributable to La-Z-Boy Incorporated	$9,590	$16,744	$16,483	$12,239

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$9,556	$17,184	$17,470	$14,642
Income (loss) from discontinued operations	34	(440)	(987)	(2,403)
Net income attributable to La-Z-Boy Incorporated	$9,590	$16,744	$16,483	$12,239

Diluted weighted average shares	53,051	53,261	53,226	53,519

Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.18	$0.32	$0.33	$0.27
Loss from discontinued operations	—	(0.01)	(0.02)	(0.04)
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.18	$0.31	$0.31	$0.23

Dividends declared per share	$0.04	$0.04	$0.06	$0.06

Unaudited Quarterly Financial Information Fiscal 2013

(Dollar amounts in thousands, except per share data)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Fiscal Quarter Ended	7/28/2012	10/27/2012	1/26/2013	4/27/2013
Sales	$286,598	$306,523	$334,916	$345,840
Cost of sales
Cost of goods sold	199,156	206,252	223,680	225,454
Restructuring	—	2,509	—	(29)
Total cost of sales	199,156	208,761	223,680	225,425
Gross profit	87,442	97,762	111,236	120,415
Selling, general and administrative expense	79,950	87,437	88,448	93,266
Restructuring	31	62	30	28
Operating income	7,461	10,263	22,758	27,121
Interest expense	173	191	148	234
Interest income	121	116	197	186
Other income (expense), net	(99)	212	2,403	692
Income from continuing operations before income taxes	7,310	10,400	25,210	27,765
Income tax expense	2,704	3,755	8,371	8,690
Income from continuing operations	4,606	6,645	16,839	19,075
Income (loss) from discontinued operations, net of tax	89	187	324	(583)
Net income	4,695	6,832	17,163	18,492
Net income attributable to noncontrolling interests	(297)	(213)	(99)	(184)
Net income attributable to La-Z-Boy Incorporated	$4,398	$6,619	$17,064	$18,308

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$4,309	$6,432	$16,740	$18,891
Income (loss) from discontinued operations	89	187	324	(583)
Net income attributable to La-Z-Boy Incorporated	$4,398	$6,619	$17,064	$18,308

Diluted weighted average shares	53,040	53,268	53,401	53,754

Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.08	$0.12	$0.31	$0.34
Income (loss) from discontinued operations	—	—	0.01	(0.01)
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.08	$0.12	$0.32	$0.33

Dividends declared per share	$—	$—	$0.04	$0.04

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management’s Discussion and Analysis as an aid to better understand our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin with an introduction to our key businesses and significant operational events in fiscal 2014. We then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

As described below, during fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit and marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Greensboro, Inc. As a result, the operating results of Bauhaus and Lea Industries are reported as discontinued operations for all periods presented in this report, and the assets and liabilities of Lea Industries are classified as held for sale as of April 26, 2014. As such, this Management’s Discussion and Analysis reflects the results of continuing operations, unless otherwise noted. We previously reported results of Bauhaus as a component of our Upholstery segment and those of Lea Industries as a component of our Casegoods segment.

Introduction

Our Business

La-Z-Boy Incorporated and its subsidiaries manufacture, market, import, distribute and retail upholstery furniture products.  In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States according to the May 2014 Key Sources for the U.S. Furniture Market in Furniture Today. The La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded furniture in the United States according to the May 2014 Top 100 ranking by Furniture Today. We have seven major North-American manufacturing locations to support our speed to market and customization strategy.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores that our subsidiaries own and operate. The centerpiece of our retail distribution strategy is our network of 315 La-Z-Boy Furniture Galleries® stores and 570 Comfort Studios® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” We own 101 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 570 Comfort Studios® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. Comfort Studios® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studios® locations, our Kincaid and England operating units have their own dedicated proprietary in-store programs with 500 outlets and 3.8 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 11.3 million square feet.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•	Upholstery Segment. Our Upholstery segment is our largest segment in revenue, and consists of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. This segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

•	Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers, occasional pieces, and some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells primarily to major dealers and other independent retailers.

•	Retail Segment. Our Retail segment consists of 101 company-owned La-Z-Boy Furniture Galleries® stores located in 12 markets ranging from southern California to the Midwest to the East Coast. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

Significant Operational Events in Fiscal 2014

During fiscal 2014, we generated $90.8 million in cash from operating activities, due to stronger sales volume and improved profitability margins in our Upholstery and Retail segments. We used the cash generated from operating activities, combined with our existing cash on hand, to fund capital expenditures, purchase shares of our stock and to pay dividends to shareholders. In addition, we funded $15.0 million of investment purchases to enhance our returns on our cash.

Also during fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit for $6.8 million in cash and the purchaser’s assumption of specified liabilities. As a result of the sale, we recorded a pre-tax loss of $1.1 million related to discontinued operations. In addition, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. As a part of this restructuring, we will cease production of casegoods products in our Hudson, North Carolina facility during the second quarter of fiscal 2015 and transition our Kincaid and American Drew bedroom product lines to imported product. Due to this plant closure, we will also be exiting the hospitality business as we manufactured those products in the Hudson facility. We are transitioning our warehousing and repair functions from two North Wilkesboro, North Carolina facilities to the Hudson facility. The two North Wilkesboro facilities are currently being marketed for sale, as will the wood-working equipment from our Hudson plant. Also in connection with the restructuring, we are marketing for sale our youth furniture business, Lea Industries, as it does not align with our long-term strategic objectives. As a result of our restructuring actions, we recorded pre-tax charges of $8.1 million ($5.3 million after tax) during fiscal 2014, with $4.8 million pre-tax ($3.2 million after tax) related to continuing operations and $3.3 million pre-tax ($2.1 million after tax) related to discontinued operations. We expect approximately $2 million additional restructuring charges during fiscal 2015 as a result of these restructuring actions. The total restructuring charges for these actions are lower than our previous estimate of $13 to $15 million, primarily because the LIFO basis of some of our inventory was already at a lower cost than the expected realizable value, as well as better than expected fair value appraisals on our idled assets.

These items are all discussed in more detail throughout this Management’s Discussion and Analysis.

Results of Operations
Fiscal Year 2014 Compared to Fiscal Year 2013

La-Z-Boy Incorporated
(Amounts in thousands, except percentages)	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	Percent Change
Consolidated sales	$1,357,318	$1,273,877	6.6%
Consolidated operating income	89,296	67,603	32.1%
Consolidated operating margin	6.6%	5.3%

Sales

Our consolidated sales increased by $83.4 million in fiscal 2014 as compared to fiscal 2013. Our Upholstery and Retail segments both reported higher sales as compared to the prior year, driven by the combination of stronger volume, favorable changes in product mix, and selling price increases. Partly offsetting these sales increases was continued weakness in sales volume in our Casegoods segment.

These items are further explained in the discussion of each of our operating segment’s results later in this Management’s Discussion and Analysis.

Operating Margin

Our consolidated operating margin increased by 1.3 percentage points in fiscal 2014. Our Retail segment’s operating margin continued to improve in fiscal 2014 as compared to the prior year and our Upholstery segment’s operating margin also increased compared to the prior year. These improvements were partially offset by our Casegoods segment, whose operating margin declined in fiscal 2014 as compared to fiscal 2013.

•	Our gross margin increased 1.5 percentage points in fiscal 2014 as compared to fiscal 2013. Our consolidated gross margin increased due in part to fiscal 2014’s higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments. Gross margin in our Upholstery segment benefited from favorable absorption of fixed costs resulting from sales volume increases. Our Retail segment’s gross margin improved as a result of improved merchandising and a higher priced product mix.

•	Selling, General, and Administrative (“SG&A”) expenses increased in absolute dollars in fiscal 2014 as compared to fiscal 2013, and increased as a percentage of sales by 0.2 percentage point in fiscal 2014 as compared to fiscal 2013.
o	Advertising costs were 0.2 percentage point higher in fiscal 2014 than fiscal 2013, due primarily to increased spending related to our Live Life Comfortably marketing campaign, and incentive compensation costs were 0.2 percentage point higher in fiscal 2014 as compared to fiscal 2013. The main drivers of the increase in incentive compensation costs during fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the period. Several of our share-based compensation awards are liability-based and/or performance-based awards, and their cumulative expense to date is adjusted at the end of each period based on the share price on the last day of the reporting period and the ultimate amount of awards expected to vest. These items were partly offset by a reduction in the provision for doubtful accounts of 0.3 percentage point, due to the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers.

Upholstery Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	Percent Change
Sales	$1,099,050	$1,029,765	6.7%
Operating income	117,688	95,571	23.1%
Operating margin	10.7%	9.3%

Sales

Our Upholstery segment’s sales increased $69.3 million in fiscal 2014 as compared to fiscal 2013, an increase of 6.7%. Increased volume drove 4.4% of the increase as compared to the prior year, higher selling prices accounted for 1.8% of the increase, with the remainder primarily attributable to favorable changes in product mix. Changes in product mix most notably included a shift to more stationary sofas and occasional chairs, as well as a higher number of recliners sold in fiscal 2014 as compared to fiscal 2013. During fiscal 2014, we sold more powered motion units as compared to fiscal 2013, which have higher average selling prices than motion units without power, contributing to the increase in sales. We believe the increase in unit volume was a result of our Live Life Comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling. We also believe these factors continued to drive increased volume for our La-Z-Boy branded business and generated the improved performance of our retail store network, which includes both our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased by 1.4 percentage points in fiscal 2014 compared to fiscal 2013.

•	The segment’s gross margin increased 1.4 percentage points during fiscal 2014 compared to the fiscal 2013 due to a combination of factors. Higher unit volume, selling price, product mix changes, and operational efficiencies amounted to a 2.1 percentage points benefit. These items more than offset the impact of raw material cost increases of 0.8 percentage point.

•	The segment’s SG&A expense as a percentage of sales was flat in fiscal 2014 as compared to fiscal 2013. Our sales increase led to improved absorption of fixed costs and we reduced the provision for doubtful accounts by $3.8 million, or 0.4 percentage point, due to the continued improvement in the financial condition of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. These items, however, were offset by the impact of higher incentive compensation costs and advertising costs of 0.2 percentage point.

Casegoods Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	Percent Change
Sales	$106,752	$112,527	(5.1)%
Operating income	3,397	3,703	(8.3)%
Operating margin	3.2%	3.3%

Sales

Our Casegoods segment’s sales showed continued weakness in fiscal 2014, decreasing by $5.8 million compared with fiscal 2013, due to lower sales volume of $5.6 million and higher discounts of $0.2 million. The replacement cycle is longer for casegoods furniture than for upholstered furniture, given that casegoods furniture is more durable and has a higher average ticket price, and we believe this has negatively impacted our sales in this segment.  In addition, there has been a shift in consumer preference from formal and traditional product styling to more casual transitional and contemporary product. Previously, our product line did not shift quickly enough in response to this change in consumer preference, but we are now addressing this change by refreshing our casegoods product line.

Operating Margin

Our Casegoods segment’s operating margin declined 0.1 percentage point in fiscal 2014 compared to fiscal 2013. The decline in operating income was driven by the decline in sales, as well as our inability to absorb costs.

Retail Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	Percent Change
Sales	$298,642	$264,723	12.8%
Operating income	11,128	4,099	171.5%
Operating margin	3.7%	1.5%

Sales

Our Retail segment’s sales increased $33.9 million in fiscal 2014 as compared to fiscal 2013. Approximately $10.2 million of this increase resulted from our acquisition of nine stores in the southern Ohio market in October 2012. Stores we acquired in the Las Vegas market in October 2013 and in northeast Ohio in November 2013 produced an additional $9.1 million in sales. Our average sales ticket increased during the fiscal year even though our traffic was essentially flat on a same-store basis. We believe the remaining increase in our sales in fiscal 2014 resulted from our Live Life Comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment’s operating margin improved 2.2 percentage points in fiscal 2014 compared to fiscal 2013.

•	The segment’s gross margin improved 1.0 percentage point in fiscal 2014 compared to fiscal 2013, benefitting from better product merchandising.

•	The segment’s SG&A costs as a percent of sales improved 1.2 percentage points in fiscal 2014.
o	Our sales increase allowed us to reduce our fixed SG&A expenses (primarily occupancy and administrative costs) as a percentage of sales.
o	We incurred additional costs during the year, however, in acquiring stores and building and opening new stores. Our 4-4-5 program, through which we expect to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five year period that began with fiscal 2014, is a key growth strategy for our company, which we expect will result in growth in our Retail segment through increased company-owned store count. As we execute this strategy over the next few years, we will incur SG&A expense for items such as pre-opening rent, staffing, and technology-related expenses. During fiscal 2014, we acquired five existing La-Z-Boy Furniture Galleries® stores, opened five new stores and remodeled one existing store to our new concept design format. The associated costs of these activities, as well as other new store construction and remodel projects that are in the pipeline for fiscal 2015, increased our SG&A costs as a percentage of sales.

Corporate and Other
(Amounts in thousands, except percentages)	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	Percent Change
Sales:
Corporate and Other	2,463	2,313	6.5%
Eliminations	(149,589)	(135,451)	(10.4)%

Operating loss:
Restructuring	(4,839)	(2,631)	N/	M
Corporate and Other	(38,078)	(33,139)	(14.9)%
N/M – Not Meaningful

Sales

Eliminations increased in fiscal 2014 as compared to fiscal 2013 due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss increased $4.9 million in fiscal 2014 compared to fiscal 2013 due primarily to higher incentive compensation costs, as well as higher charges related to exiting owned real estate that we are not operating in the normal course of our business.

The $4.8 million restructuring charge recorded in fiscal 2014 mainly related to fixed asset and inventory write-downs associated with the restructuring of our casegoods business to cease domestic manufacturing and transition to an all-import model for our wood furniture. The $2.6 million restructuring charge recorded in fiscal 2013 mainly related to fixed asset and inventory write-downs associated with the closure of the lumber processing operation in our Casegoods segment.

Other Income

Other income was $1.2 million lower in fiscal 2014 as compared to fiscal 2013, primarily due to higher gains realized in fiscal 2013 on the sales of investments which fund our non-qualified defined benefit retirement plan.

Income Taxes

Our effective tax rate for continuing operations was 34.3% for fiscal 2014 compared with 33.3% for fiscal 2013. Our effective tax rate varies from the 35% U.S. federal statutory rate primarily due to state income taxes and the U.S. manufacturing deduction. Items impacting our effective tax rate for fiscal 2014 included a tax benefit of $1.2 million for the release of valuation allowances relating to certain U.S. state deferred tax assets and a net tax benefit of $0.5 million from other adjustments. Absent discrete adjustments, the effective tax rate for continuing operations in fiscal 2014 would have been 36.1%. In fiscal 2013, we recorded an income tax benefit of 1.6% as a result of non-taxable gain on the sale of marketable securities. Absent this benefit and discrete items, the effective rate for fiscal 2013 would have been 35.4%.

Results of Operations
Fiscal Year 2013 Compared to Fiscal Year 2012

La-Z-Boy Incorporated
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent Change
Consolidated sales	$1,273,877	$1,166,705	9.2%
Consolidated operating income	67,603	48,697	38.8%
Consolidated operating margin	5.3%	4.2%

Sales

Our consolidated sales increased by $107.2 million due mainly to the combination of stronger volume, favorable changes in product mix, and the benefit of selling price increases and less promotional activity.

All of our operating segments experienced an increase in sales in fiscal 2013 as compared to fiscal 2012, and these items are further explained in the discussion of each of our operating segment’s results later in this Management’s Discussion and Analysis.

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

•	Our gross margin increased 0.9 percentage point in fiscal 2013 as compared to fiscal 2012.
o	Our Retail segment increase in gross margin was a result of mix, merchandising, and price.
o	We also saw favorable absorption of fixed costs resulting from sales volume increases in our Upholstery segment.
o	These improvements were partially offset by 0.2 percentage point of restructuring charges recorded during fiscal 2013, which mainly related to fixed asset and inventory write-downs associated with the closure of our lumber processing operation for our Casegoods segment during the second quarter of fiscal 2013.
•	Selling, General, and Administrative (“SG&A”) expenses increased in dollars in fiscal 2013 as compared to fiscal 2012, but have decreased 0.2 percentage point in fiscal 2013 as compared to fiscal 2012.
o	Increased sales resulted in favorable absorption of fixed costs.
o	Offsetting the favorable fixed cost absorption was $8.6 million of additional incentive compensation expense in fiscal 2013 across all segments, or an increase of 0.6 percentage point. This increase in incentive compensation was due to our continued improvements in sales and operating results for the full fiscal year. As a result, we had three outstanding performance-based stock awards, each with three-year performance measurement periods, for which we were recognizing expense during fiscal 2013.

Upholstery Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent Change
Sales	$1,029,765	$938,060	9.8%
Operating income	95,571	81,015	18.0%
Operating margin	9.3%	8.6%

Sales

Our Upholstery segment’s sales increased $91.7 million in fiscal 2013 as compared to fiscal 2012, an increase of 9.8%. Increased volume drove 6.1% of the increase as compared to the prior year and higher selling prices accounted for 2.6% of the increase. The remainder of the sales increase in fiscal 2013 as compared to fiscal 2012 was primarily attributable to favorable changes in product mix, which included a shift to more motion units, including sofas, as well as a higher number of stationary sofas and occasional chairs. We believe the increase in orders was a result of an effective marketing plan that led to greater customer awareness of our improved product value and styling, which drove increased volume for our La-Z-Boy branded business, as well as the improved performance of our network of retail stores, which includes our company-owned and independent-licensed stores.

Operating Margin

Our Upholstery segment’s operating margin increased by 0.7 percentage point in fiscal 2013 compared to fiscal 2012.

•	The segment’s gross margin increased 0.9 percentage point during fiscal 2013 due to a combination of factors, the most significant of which were:
o	Selling price changes as well as changes in product mix resulted in a 1.6 percentage points increase in gross margin.
o	Raw material cost increases resulted in a 1.1 percentage points decrease in gross margin.
•	The segment’s SG&A as a percentage of sales increased 0.2 percentage point, mainly due to higher incentive compensation expense in fiscal 2013, as well as increased costs related to our ERP implementation. These increased costs were partially offset by favorable absorption of fixed costs resulting from our sales volume increase.

Casegoods Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent Change
Sales	$112,527	$111,657	0.8%
Operating income	3,703	5,396	(31.4)%
Operating margin	3.3%	4.8%

Sales

Our Casegoods segment’s sales increased $0.9 million in fiscal 2013 as compared to fiscal 2012, mostly due to increases in selling price.

Operating Margin

Our Casegoods segment’s operating margin declined 1.5 percentage points in fiscal 2013 compared to fiscal 2012.

•	The segment’s gross margin decreased 0.5 percentage point in fiscal 2013 compared to fiscal 2012. Gross margin was reduced by 1.3 percentage points due to a charge taken in the third quarter of fiscal 2013 for an adjustment to our import duties, combined with a decline in volume which resulted in an inability to absorb fixed costs. Partially offsetting these declines was an increase in gross margin due to a shift to a larger mix of sales of occasional furniture, which carry better margins.
•	The segment’s SG&A as a percentage of sales increased 1.0 percentage point during fiscal 2013 compared to fiscal 2012, due mainly to higher incentive compensation costs, which were driven by equity-based awards and consolidated financial performance.

Retail Segment
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent Change
Sales	$264,723	$215,490	22.8%
Operating income (loss)	4,099	(7,819)	152.4%
Operating margin	1.5%	(3.6)%

Sales

Our Retail segment’s sales increased $49.2 million in fiscal 2013 as compared to fiscal 2012. Of this increase, $18.1 million was due to the acquisition of nine retail stores in the southern Ohio market on October 1, 2013. The remainder of the increase in sales was driven by increases in traffic and average ticket combined with an improved mix of merchandise.

Operating Margin

Our Retail segment’s operating margin improved 5.1 percentage points in fiscal 2013 compared to fiscal 2012.

•	The segment’s gross margin benefitted from selling price increases, differentiated product merchandising, and lower promotional activity.
•	Increased sales volume contributed to a higher operating margin, through greater leverage of SG&A expenses as a percentage of sales.

Corporate and Other
(Amounts in thousands, except percentages)	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	Percent Change
Sales
VIEs, net of intercompany sales eliminations	$—	$8,840	N/	M
Corporate and Other	2,313	2,356	(1.8)%
Eliminations	(135,451)	(109,698)	(23.5)%

Operating income (loss)
VIEs	—	959	N/	M
Restructuring	(2,631)	(281)	N/	M
Corporate and Other	(33,139)	(30,573)	(8.4)%
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
The $2.6 million restructuring charge recorded in fiscal 2013 mainly related to fixed asset and inventory write-downs associated with the closure of our lumber processing operation for our Casegoods segment.

Other Income

Other income totaled $3.2 million during fiscal 2013, compared to other expense of less than $0.1 million in fiscal 2012. The other income generated in fiscal 2013 primarily resulted from gains realized on the sales of investments which fund our non-qualified defined benefit retirement plan.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition. We received $11.1 million related to continuing operations and $6.9 million related to discontinued operations during fiscal 2012 in CDSOA distributions related to the antidumping order on wooden bedroom furniture from China. Certain domestic producers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the U.S. Court of International Trade challenging the CDSOA’s “support requirement” and seeking a share of the distributions. As a result, Customs withheld a portion of those distributions pending resolution of the Non-Supporting Producers’ actions. Between October 2011 and February 2012, the Court of International Trade entered judgments against the Non-Supporting Producers and dismissed their actions. On January 1, 2012, Customs announced that it would distribute the withheld distributions. The Non-Supporting Producers then filed motions in the Court of International Trade and, later, in the U.S. Court of Appeals for the Federal Circuit to enjoin such distributions pending their appeal of the Court of International Trade’s judgments. On March 5, 2012, the Federal Circuit denied the Non-Supporting Producers’ motions for injunction “without prejudicing the ultimate disposition of these cases.” In November 2012, Customs determined to withhold CDSOA distributions pending resolution of the Federal Circuit appeals. As a result, we did not receive any CDSOA distributions in fiscal 2013 or fiscal 2014. On August 19, 2013, a panel of the Federal Circuit affirmed dismissal of the actions of two of the Non-Supporting Producers, and the full Federal Circuit subsequently denied those Non-Supporting Producers’ request for rehearing.  On May 2, 2014, these Non-Supporting Producers filed a petition for writ of certiorari, seeking review by the United States Supreme Court.  A motion to affirm dismissal of the action brought by a third Non-Supporting Producer is pending in the Federal Circuit.  In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under the CDSOA. Also, if the United States Supreme Court were to reverse the judgments of the Federal Circuit and determine that the Non-Supporting Producers are entitled to CDSOA distributions, it is possible that Customs might seek to have us return all or a portion of our company’s share of the distributions. Based on what we know today, we do not expect this to occur.

Income Taxes

Our effective tax rate for fiscal 2013 was 33.3% compared to a net tax benefit of (42.5)% for fiscal 2012. Our effective tax rate varies from the 35% U.S. federal statutory rate primarily due to state income taxes and the U.S. manufacturing deduction. In fiscal 2013, we recorded an income tax benefit of 1.6% as a result of non-taxable gain on the sale of marketable securities. Absent this benefit and discrete items, the effective rate for fiscal 2013 would have been 35.4%. During fiscal 2012, we recorded a substantial tax benefit as a result of releasing a portion of the valuation allowance related to U.S. federal and state deferred tax assets and other discrete items. Absent this adjustment, our effective tax rate for fiscal 2012 would have been 37.7%.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures including the construction of our new world headquarters. We had cash and equivalents of $149.7 million at April 26, 2014, compared to $131.1 million at April 27, 2013. The increase in cash and equivalents was primarily attributable to net income generated during the fiscal year, partially offset by cash used to fund increases in inventories, the acquisition of assets through capital expenditures, and cash transferred to investments to increase returns. We also used cash to purchase shares and to fund dividend payments to shareholders.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million. At April 26, 2014, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $140.0 million.

Capital expenditures for fiscal 2014 were $33.7 million compared with $25.9 million during fiscal 2013. We have no material contractual commitments outstanding for future capital expenditures, with the exception of our new world headquarters. We began construction on our new world headquarters during the first quarter of fiscal 2014, a project which is estimated at approximately $60 million. We expect this project will continue through the third quarter of fiscal 2015. We expect total capital expenditures to be in the range of $60.0 million to $70.0 million in fiscal 2015, including approximately $40 million on our new world headquarters.

In fiscal 2013, our board of directors reinstated payment of quarterly cash dividends to our shareholders. The board has sole authority to determine if and when future dividends will be declared and on what terms. We currently expect to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

We believe our cash flows from operations, present cash and equivalents balance of $149.7 million, short and long-term investments to enhance returns on cash of $44.7 million, and current excess availability under our credit facility of $140.0 million, will be sufficient to fund our business needs, including our fiscal 2015 contractual obligations of $160.4 million as presented in our contractual obligations table.

The following table illustrates the main components of our cash flows:

	Year Ended
(Amounts in thousands)	4/26/2014	4/27/2013
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$90,832	$68,440
Net cash used for investing activities	(45,016)	(78,041)
Net cash used for financing activities	(26,690)	(11,616)
Exchange rate changes	(550)	(68)
Change in cash and equivalents	$18,576	$(21,285)

Operating Activities

During fiscal 2014, net cash provided by operating activities was $90.8 million. Our cash provided by operating activities was mainly the result of net income generated during the fiscal year, and was partially offset by cash used to fund increases in inventories of $9.4 million. The increase in inventories was due partially to our increase in company-owned La-Z-Boy Furniture Galleries® stores during the year, as well as higher finished goods inventories in our regional distribution centers, which are servicing a higher number of La-Z-Boy Furniture Galleries® network stores.

During fiscal 2013, net cash provided by operating activities was $68.4 million, mainly the result of net income generated during fiscal 2013. Cash from net income was partially reduced by pension plan contributions in fiscal 2013, which included a $20 million discretionary contribution made to improve the funded status of the plan and as part of our broader pension de-risking strategy.

Investing Activities

During fiscal 2014, net cash used for investing activities was $45.0 million, which consisted primarily of $33.7 million in capital expenditures and a net $19.7 million in investment purchases. These expenditures and investments were partially offset by $6.8 million in proceeds from the sale of our Bauhaus business unit. During fiscal 2013, net cash used for investing activities was $78.0 million, which consisted primarily of $25.9 million in capital expenditures, a $9.8 million increase in restricted cash, and a net $30.9 million in investment purchases. Also in fiscal 2013, we used $15.8 million to fund the acquisition of retail stores in the southern Ohio market. Our restricted cash relates to deposits serving as collateral for certain letters of credit, and our investment purchases were intended to enhance returns on our cash or to support our deferred compensation liabilities.

Financing Activities

We used $26.7 million of cash for financing activities in fiscal 2014 compared to $11.6 million during fiscal 2013, both primarily related to purchases of common stock and funding dividend payments to our shareholders.

Our board of directors has authorized the purchase of company stock. As of April 26, 2014, 2.8 million shares remained available for purchase pursuant to this authorization. We purchased 1.3 million shares during fiscal 2014 at a cost of $32.1 million. With the cash flows we anticipate generating in fiscal 2015 we expect to continue being opportunistic in purchasing company stock.

Other

The following table summarizes our contractual obligations of the types specified, for our continuing and discontinued operations:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Debt obligations	$7,100	$7,100	$—	$—	$—
Capital lease obligations	674	397	277	—	—
Operating lease obligations	339,379	51,972	94,279	81,264	111,864
Interest obligations	1	1	—	—	—
Purchase obligations*	100,898	100,898	—	—	—
Total contractual obligations	$448,052	$160,368	$94,556	$81,264	$111,864

*We have purchase order commitments of $100.9 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

Our consolidated balance sheet at the end of fiscal 2014 reflected a $3.0 million net liability for uncertain income tax positions. We do not expect any adjustments of this liability within the next 12 months. The remaining balance will be paid or released as tax audits are completed or settled, statutes of limitations expire or other new information becomes available.

Our debt-to-capitalization ratio was 1.4% at April 26, 2014, and 1.6% at April 27, 2013. Capitalization is defined as total debt plus total equity.

Continuing compliance with existing federal, state and local statutes addressing protection of the environment is not expected to have a significant effect upon our capital expenditures, earnings, competitive position or liquidity.

Business Outlook

We remain optimistic about our strategic initiatives to deliver profitable growth against an uncertain economic backdrop, particularly as it relates to housing. We will execute against our plan to deliver improved performance by maximizing the strong foundation we have built across our business. As we build momentum with our store growth strategy, we will leverage the efficiencies at our manufacturing facilities, which we believe will highlight the value of our integrated retail model. In the immediate term, however, the furniture industry typically experiences weaker demand during the summer months and, as a result, our plants shut down for one week of vacation and maintenance during the first quarter, which ends in July. Accordingly, the first quarter is usually our weakest in terms of sales and earnings.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In some cases, these principles require management to make difficult and subjective judgments regarding uncertainties and, as a result, such estimates and assumptions may significantly impact our financial results and disclosures. Estimates are based on currently known facts and circumstances, prior experience and other assumptions believed to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, use external advice. Actual results could differ from these estimates, assumptions, and judgments and these differences could be significant. We make frequent comparisons throughout the year of actual experience to our assumptions to reduce the likelihood of significant adjustments. Adjustments are recorded when the differences are known. The following critical accounting policies affect our consolidated financial statements.

Revenue Recognition and Related Allowances

Substantially all of our shipping agreements with third-party carriers transfer the risk of loss to our customers upon shipment. Accordingly, our shipments using third-party carriers are generally recognized as revenue upon shipment of the product. For product shipped on our company-owned trucks, we recognize revenue upon delivery. This revenue includes amounts billed to customers for shipping. Provisions are made at the time revenue is recognized for estimated product returns and warranties, as well as other incentives that may be offered to customers. We also recognize revenue for amounts received from our customers in connection with our shared advertising cost arrangement. We import certain products from foreign ports, and they are shipped directly to our domestic customers. In those cases, we do not recognize revenue until title passes to our customer, which normally occurs after the goods pass through U.S. Customs.

Incentives that we offer to our customers include cash discounts and other sales incentive programs. We record estimated cash discounts and other sales incentives as reductions of revenues when we recognize the revenue.

Trade accounts receivable arise from our sale of products on trade credit terms. Our management team reviews all significant accounts quarterly as to their past due balances and the collectability of the outstanding trade accounts receivable for possible write off. It is our policy to write off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from dealers that are significantly past due, and we ship product only when our ability to collect payment for the new sales is reasonably assured.

We have notes receivable balances due to us from various customers. These notes receivable generally relate to past due accounts receivable which were converted to a note receivable in order to secure further collateral and personal guarantees from the customer. The collateral from the customer is generally in the form of inventory or real estate. In cases where we do not have sufficient collateral (excluding personal guarantees, if any) to support the carrying value of the note receivable, we recognize an allowance for credit losses for this difference.

Our allowance for credit losses reflects our best estimate of probable incurred losses inherent in the accounts and notes receivable balances. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Investments

We periodically evaluate our available for sale investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below our cost basis, the issuer’s financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. If an impairment is determined to be other-than-temporary, we recognize it as part of our earnings. If the impairment is determined to be temporary, we record the subsequent change in market value as part of other comprehensive income/(loss) in our consolidated statement of changes in equity.

Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Using either quoted market prices or an analysis of undiscounted projected future cash flows by asset groups, we determine whether there is any evidence of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating units in our Upholstery segment (La-Z-Boy and England), components of our Casegoods segment that have identifiable cash flows (the first being American Drew and Kincaid, and the second being Hammary) and each of our retail stores.

Indefinite-lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. Indefinite-lived intangible assets include certain of our trade names and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio and Las Vegas markets, and in northeast Ohio. We test goodwill for impairment by comparing the fair value of our reporting unit to its carrying value. Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores in the southern Ohio market and in northeast Ohio. The reporting units for our goodwill are the southern Ohio retail market and the stores acquired in northeast Ohio, because the acquisition of the retail stores is where the goodwill was generated. We establish the fair value for the reporting unit based on the discounted cash flows to determine if the fair value of our goodwill exceeds its carrying value.

Other Loss Reserves

We have various other loss exposures arising from the ordinary course of business, including inventory obsolescence, health insurance, litigation, environmental claims, insured and self-insured workers’ compensation, restructuring charges, and product liabilities. Establishing loss reserves requires us to use estimates and management’s judgment with respect to risk and ultimate liability. We use legal counsel or other experts, including actuaries as appropriate, to assist us in developing estimates. Due to the uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

We have various excess loss coverages for auto, product liability and workers’ compensation liabilities. Our deductibles generally do not exceed $1.5 million.

Income Taxes

We use the asset and liability method to account for income taxes. We recognize deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle those temporary differences. When we record deferred tax assets, we are required to estimate, based on forecasts of taxable earnings in the relevant tax jurisdiction, whether we are more likely than not to recover on them. In making judgments about realizing the value of our deferred tax assets, we consider historic and projected future operating results, the eligible carry-forward period, tax law changes and other relevant considerations.

Pensions

We maintain a defined benefit pension plan for eligible factory hourly employees at one operating unit. The plan does not allow new participants, but active participants continue to earn service credits. Annual net periodic expense and benefit liabilities under the plan are determined on an actuarial basis using various assumptions and estimates including discount rates, long-term rates of return, estimated remaining years of service and estimated life expectancy. Each year, we compare the more significant assumptions used with our actual experience, and we adjust the assumptions if warranted.

We evaluate our pension plan discount rate assumption annually. The discount rate is based on a single rate developed after matching a pool of high quality bond payments to the plan’s expected future benefit payments. We used a discount rate of 4.4% at April 26, 2014, compared with a rate of 4.0% at April 27, 2013, and 4.6% at April 28, 2012. We used the same methodology for determining the discount rate in fiscal 2014, fiscal 2013 and fiscal 2012.

We fund pension benefits through deposits with trustees and satisfy, at a minimum, the applicable funding regulations.

In addition to evaluating the discount rate we use to determine our pension obligation, each year we evaluate our assumption as to our expected return on plan assets, taking into account the trust’s asset allocation, investment strategy, and returns expected to be earned over the life of the plan. The rate of return assumption as of April 26, 2014, was 4.7%, compared with 6.3% at April 27, 2013. The expected rate of return assumption as of April 26, 2014, will be used to determine pension expense for fiscal 2015.

In fiscal 2014, we moved to liability-driven investing to more closely match the profile of our assets to the pension plan liabilities. At the end of fiscal 2014, approximately 90% of the plan’s assets were invested in fixed-rate investments with durations approximating the duration of its liabilities.

We are not required to contribute to our defined benefit pension plan in fiscal 2015. After considering all relevant assumptions, we expect that the plan’s fiscal 2015 pension expense will be approximately $3.8 million, compared with $2.7 million in fiscal 2013. A 25 basis point change in our discount rate or expected return on plan assets would not have a material impact on our results of operations.

Product Warranties

We account for product warranties by accruing an estimated liability when we recognize revenue on the sale of warranted product. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold product. We incorporate repair costs in our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. We use considerable judgment in making our estimates. We record differences between our estimated and actual costs when the differences are known.

Stock-Based Compensation

We measure stock-based compensation cost for equity-based awards on the grant date based on the awards’ fair value and recognize expense over the vesting period. We measure stock-based compensation cost for liability-based awards on the last day of the reporting period based on the awards’ fair value and recognize expense over the vesting period. We remeasure the liability for these awards and adjust their fair value at the end of each reporting period until paid. Determining the fair value of stock-based awards requires judgment, including estimating expected dividends, future stock-price volatility, expected option lives and the amount of share-based awards that are expected to be forfeited. While the assumptions we use to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of our management’s best judgment. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could be materially different in the future.

We recognize compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards becomes probable. Determining the probability of award vesting requires judgment, including assumptions about future operating performance.

We estimate the fair value of each option grant using a Black-Scholes option-pricing model. We estimate expected volatility based on the historic volatility of our common shares. We estimate the average expected life using the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. We estimate forfeitures at the date of grant based on historic experience.

We estimate the fair value of each performance award grant that vests based on a market condition using a Monte Carlo valuation model. The Monte Carlo model incorporates more complex variables than closed-form models such as the Black-Scholes option valuation model used for option grants. The Monte Carlo valuation model simulates a distribution of stock prices to yield an expected distribution of stock prices over the remaining performance period. The stock-paths are simulated using volatilities calculated with historical information using data from a look-back period that is equal to the vesting period. The model assumes a zero-coupon, risk-free interest rate with a term equal to the vesting period. The simulations are repeated many times (100,000 in this valuation) and the mean of the discounted values is calculated as the grant date fair value for the award. The final payout of the award as calculated by the model is then discounted back to the grant date using the risk-free interest rate.

Both the Monte Carlo and Black-Scholes methodologies are based, in part, on inputs for which there are little or no observable market data, requiring us to develop our own assumptions. Inherent in both of these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.

Regulatory Developments

In April 2014, the Financial Accounting Standards Board issued accounting guidance related to disclosures about discontinued operations. The guidance amends the definition of discontinued operations to limit the disposals that may be reported as discontinued operations. To be reported as discontinued operations, a disposal must be a result of a change in an entity’s strategy and have a major effect on the entity’s operations and financial results. The amendments also expand the disclosures required for discontinued operations to include additional information about the assets, liabilities, revenues, expenses, and cash flows of the discontinued operation. If a disposal does not qualify as discontinued operations under the amended guidance, the entity must disclose the disposal’s pretax profit or loss. This guidance will be effective for fiscal 2016. In connection with the discontinued operations discussed throughout this Management’s Discussion and Analysis, we have elected not to early adopt the provisions of this recently issued accounting standard. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued accounting guidance on revenue recognition. The amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers.  Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance.  This guidance will be effective for fiscal 2018 and will be required to be applied retrospectively. We are currently assessing the impact that this guidance will have on our consolidated financial statements at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates because of variable rate debt, under which we had $7.1 million of borrowings at April 26, 2014. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2015.

We are exposed to market risk from changes in the value of foreign currencies primarily related to our plant in Mexico, as we pay wages and other local expenses in Mexican pesos. Nonetheless, gains and losses resulting from market changes in the value of foreign currencies have not had and are not expected to have a significant effect on our consolidated results of operations. A decrease in the value of foreign currencies in relation to the U.S. dollar could impact the profitability of some of our vendors, and translate into higher prices for our supplies, but we believe that in that event, our competitors would experience a similar impact.

We are exposed to market risk with respect to commodity and fuel price fluctuations, principally related to commodities we use in producing our products, including steel, wood and polyurethane. As commodity prices increase, we determine whether a price increase to our customers to offset these increases is warranted. We do not believe that an increase in these commodity costs would have a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report to our Shareholders

Management’s Responsibility for Financial Information
La-Z-Boy Incorporated’s management personnel are responsible for the preparation, integrity and objectivity of our consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. Management prepared those consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing those consolidated financial statements, management was required to make certain estimates and judgments, which were based on currently available information and management’s view of current conditions and circumstances.

The Audit Committee of our board of directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our consolidated financial statements. The Audit Committee is informed of La-Z-Boy Incorporated’s financial condition and regularly reviews management’s critical accounting policies, the independence of our independent auditors, our internal controls and the objectivity of our financial reporting. Both our independent auditors and our internal auditors have free access to the Audit Committee and meet with the Audit Committee periodically, both with and without members of management present.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 26, 2014. PricewaterhouseCoopers, LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 26, 2014, as stated in its report which appears herein.

/s/ Kurt L. Darrow
Kurt L. Darrow
Chairman, President and Chief Executive Officer

/s/ Louis M. Riccio, Jr.
Louis M. Riccio, Jr.
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 26, 2014 and April 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 26, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 26, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting on the preceding page.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 17, 2014

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012
Sales	$1,357,318	$1,273,877	$1,166,705
Cost of sales
Cost of goods sold	888,025	854,542	795,957
Restructuring	4,839	2,480	13
Total cost of sales	892,864	857,022	795,970
Gross profit	464,454	416,855	370,735
Selling, general and administrative expense	375,158	349,101	321,770
Restructuring	—	151	268
Operating income	89,296	67,603	48,697
Interest expense	548	746	1,384
Interest income	761	620	609
Income from Continued Dumping and Subsidy Offset Act, net	—	—	11,066
Other income (expense), net	2,050	3,208	(38)
Income from continuing operations before income taxes	91,559	70,685	58,950
Income tax expense (benefit)	31,383	23,520	(25,052)
Income from continuing operations	60,176	47,165	84,002
Income (loss) from discontinued operations, net of tax	(3,796)	17	4,906
Net income	56,380	47,182	88,908
Net income attributable to noncontrolling interests	(1,324)	(793)	(942)
Net income attributable to La-Z-Boy Incorporated	$55,056	$46,389	$87,966

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME (CONTINUED)

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012
Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$58,852	$46,372	$83,060
Income (loss) from discontinued operations	(3,796)	17	4,906
Net income attributable to La-Z-Boy Incorporated	$55,056	$46,389	$87,966

Basic average shares	52,386	52,351	51,944

Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.11	$0.87	$1.57
Income (loss) from discontinued operations, net of tax	(0.07)	—	0.09
Basic net income attributable to La-Z-Boy Incorporated per share	$1.04	$0.87	$1.66

Diluted average shares	53,829	53,685	52,478

Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.09	$0.85	$1.55
Income (loss) from discontinued operations, net of tax	(0.07)	—	0.09
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.02	$0.85	$1.64

Dividends declared per share	$0.20	$0.08	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

 LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Net income	$56,380	$47,182	$88,908
Other comprehensive income (loss)
Currency translation adjustment	(3,054)	1,089	(132)
Change in fair value of cash flow hedges, net of tax	(284)	231	28
Net unrealized gains (losses) on marketable securities, net of tax	624	(2,543)	(331)
Net pension amortization and actuarial gain (loss), net of tax	6,100	(2,653)	(12,209)
Total other comprehensive income (loss)	3,386	(3,876)	(12,644)
Total comprehensive income before allocation to noncontrolling interests	59,766	43,306	76,264
Comprehensive income attributable to noncontrolling interests	(594)	(1,132)	(775)
Comprehensive income attributable to La-Z-Boy Incorporated	$59,172	$42,174	$75,489

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

	As of
(Amounts in thousands, except par value)	4/26/2014	4/27/2013
Current assets
Cash and equivalents	$149,661	$131,085
Restricted cash	12,572	12,686
Receivables, net of allowance of $12,368 at 4/26/14 and $21,607 at 4/27/13	152,614	160,005
Inventories, net	147,009	146,343
Deferred income taxes – current	15,037	20,640
Business held for sale	4,290	—
Other current assets	41,490	30,121
Total current assets	522,673	500,880
Property, plant and equipment, net	127,535	118,060
Goodwill	13,923	12,837
Other intangible assets	4,544	4,838
Deferred income taxes – long-term	32,430	30,572
Other long-term assets, net	70,190	53,184
Total assets	$771,295	$720,371

Current liabilities
Current portion of long-term debt	$7,497	$513
Accounts payable	56,177	50,542
Business held for sale	832	—
Accrued expenses and other current liabilities	102,876	99,108
Total current liabilities	167,382	150,163
Long-term debt	277	7,576
Other long-term liabilities	73,918	70,664
Contingencies and commitments	—	—
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 51,981 outstanding at 4/26/14 and 52,392 outstanding at 4/27/13	51,981	52,392
Capital in excess of par value	262,901	241,888
Retained earnings	238,384	226,044
Accumulated other comprehensive loss	(31,380)	(35,496)
Total La-Z-Boy Incorporated shareholders’ equity	521,886	484,828
Noncontrolling interests	7,832	7,140
Total equity	529,718	491,968
Total liabilities and equity	$771,295	$720,371

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Cash flows from operating activities
Net income	$56,380	$47,182	$88,908
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on disposal of assets	616	(659)	45
Gain on sale of investments	(300)	(3,170)	(519)
Gain on deconsolidation of VIE	—	—	(1,125)
Write-down of long-lived assets	1,149	—	—
Deferred income tax expense (benefit)	(216)	3,198	(42,146)
Restructuring	8,071	2,715	281
Provision for doubtful accounts	(2,651)	1,005	4,196
Depreciation and amortization	23,182	23,140	23,486
Stock-based compensation expense	8,739	11,458	5,718
Pension plan contributions	—	(23,480)	(5,798)
Change in receivables	3,337	7,139	(6,182)
Change in inventories	(9,444)	391	(7,414)
Change in other assets	(2,958)	(5,407)	3,318
Change in accounts payable	1,704	(6,088)	7,470
Change in other liabilities	3,223	11,016	12,610
Net cash provided by operating activities	90,832	68,440	82,848
Cash flows from investing activities
Proceeds from disposals of assets	2,233	4,455	372
Proceeds from sale of business	6,844	—	—
Capital expenditures	(33,730)	(25,912)	(15,663)
Purchases of investments	(54,233)	(49,589)	(7,944)
Proceeds from sales of investments	34,557	18,662	8,649
Cash effects on deconsolidation of VIE	—	—	(971)
Acquisitions, net of cash acquired	(801)	(15,832)	—
Change in restricted cash	114	(9,825)	(2,861)
Other	—	—	(676)
Net cash used for investing activities	(45,016)	(78,041)	(19,094)
Cash flows from financing activities
Payments on debt	(579)	(2,511)	(25,936)
Payments for debt issuance costs	—	—	(568)
Stock issued for stock and employee benefit plans	3,565	2,901	4,943
Excess tax benefit on stock option exercises	12,935	2,563	223
Purchases of common stock	(32,097)	(10,333)	(5,179)
Dividends paid	(10,514)	(4,236)	—
Net cash used for financing activities	(26,690)	(11,616)	(26,517)
Effect of exchange rate changes on cash and equivalents	(550)	(68)	(129)
Change in cash and equivalents	18,576	(21,285)	37,108
Cash and equivalents at beginning of period	131,085	152,370	115,262
Cash and equivalents at end of period	$149,661	$131,085	$152,370
Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$5,303	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 30, 2011	$51,909	$222,339	$105,872	$(18,804)	$2,824	$364,140
Net income			87,966		942	88,908
Other comprehensive loss				(12,477)	(167)	(12,644)
Stock issued for stock and employee benefit plans, net of cancellations	835	4,011	(509)			4,337
Purchases of common stock	(500)	(958)	(3,721)			(5,179)
Stock option and restricted stock expense		5,717	1			5,718
Tax benefit from exercise of options		223				223
Changes in noncontrolling interest upon deconsolidation of VIE and other changes in noncontrolling interests					2,312	2,312
At April 28, 2012	52,244	231,332	189,609	(31,281)	5,911	447,815
Net income			46,389		793	47,182
Other comprehensive income (loss)				(4,215)	339	(3,876)
Stock issued for stock and employee benefit plans, net of cancellations	817	1,849	(1,368)			1,298
Purchases of common stock	(669)	(5,314)	(4,350)			(10,333)
Stock option and restricted stock expense		11,458				11,458
Tax benefit from exercise of options		2,563				2,563
Dividends paid			(4,236)			(4,236)
Change in noncontrolling interests					97	97
At April 27, 2013	52,392	241,888	226,044	(35,496)	7,140	491,968
Net income			55,056		1,324	56,380
Other comprehensive income (loss)				4,116	(730)	3,386
Stock issued for stock and employee benefit plans, net of cancellations	937	2,395	(4,509)			(1,177)
Purchases of common stock	(1,348)	(3,056)	(27,693)			(32,097)
Stock option and restricted stock expense		8,739				8,739
Tax benefit from exercise of options		12,935				12,935
Dividends paid			(10,514)			(10,514)
Change in noncontrolling interests					98	98
At April 26, 2014	$51,981	$262,901	$238,384	$(31,380)	$7,832	$529,718

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries’ (individually and collectively, “we,” “our” or the “Company”) consolidated financial statements. Our fiscal year ends on the last Saturday of April. Our 2014, 2013 and 2012 fiscal years included 52 weeks.

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

Use of Estimates
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts or disclosures of assets, liabilities (including contingent assets and liabilities), sales and expenses at the date of the financial statements. Actual results could differ from those estimates.

Cash and Equivalents
For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Restricted Cash
We have cash on deposit with a bank as collateral for certain letters of credit.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 67% of our inventories at both April 26, 2014, and April 27, 2013. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis. The FIFO method of accounting is mainly used for our Retail segment’s inventory as well as our England operating unit and our majority owned foreign subsidiaries.

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

We review the carrying value of our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any evidence of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating units in our Upholstery segment (La-Z-Boy and England), components of our Casegoods segment that have identifiable cash flows (the first being American Drew and Kincaid, and the second being Hammary) and each of our retail stores.

Indefinite-lived intangible assets and goodwill
We test indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets include certain of our trade names and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in the southern Ohio and Las Vegas markets, and in northeast Ohio.

Goodwill is tested for impairment by comparing the fair value of our reporting unit to its carrying value. Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores in the southern Ohio market and in northeast Ohio. The reporting units for our goodwill are the southern Ohio retail market and the stores acquired in northeast Ohio, because the acquisition of the retail stores is where the goodwill was generated. The estimated fair value for the reporting unit is determined based upon discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to measure any such impairment. We did not have any goodwill impairment during fiscal 2013 or 2014.

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

We have notes receivable balances due to us from various customers. These notes receivable generally relate to past due accounts receivable which were converted to a note receivable in order to secure further collateral and personal guarantees from the customer. The collateral from the customer is generally in the form of inventory or real estate. In cases where we do not have sufficient collateral (excluding personal guarantees, if any) to support the carrying value of the note receivable, our policy is to recognize an allowance for credit losses for this difference.

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

Research and Development Costs
Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs from continuing operations were $7.9 million, $7.2 million and $7.3 million for the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012, respectively and are included as a component of SG&A.

Advertising Expenses
Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period incurred. Gross advertising expenses were $59.6 million, $53.9 million and $47.7 million for the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012, respectively.

A major portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about 34.6% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers’ reimbursement portion is reported as a component of sales.

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

In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not, based on, among other things, forecasts of taxable earnings in the related tax jurisdiction. We consider historical and projected future operating results, the eligible carry-forward period, tax law changes, tax planning opportunities and other relevant considerations when making judgments about realizing the value of our deferred tax assets.

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

Discontinued Operations
During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit and classified Lea Industries as held for sale. The assets and liabilities of Lea Industries are reported in business held for sale in our fiscal 2014 consolidated balance sheet, and the operating results of both Bauhaus and Lea Industries are reported as discontinued operations in our consolidated statement of income for all periods presented. Certain prior year information for Bauhaus and Lea Industries has been reclassified to present these businesses as discontinued operations as a result of these transactions. These items had no impact on the amounts of previously reported net income attributable to La-Z-Boy Incorporated or total equity.

Insurance/Self-Insurance
We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits. Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions. Our workers’ compensation reserve is an undiscounted liability. We have various excess loss coverages for auto, product liability and workers’ compensation liabilities. Our deductibles generally do not exceed $1.5 million.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board issued accounting guidance related to disclosures about discontinued operations. The guidance amends the definition of discontinued operations to limit the disposals that may be reported as discontinued operations. The disposal must be a result of a change in an entity’s strategy and have a major effect on the entity’s operations and financial results to be reported as discontinued operations under the new guidance. The amendments also expand the required disclosures for discontinued operations to include additional information about the assets, liabilities, revenues, expenses, and cash flows of the discontinued operation. If the disposal does not qualify as discontinued operations under the amended guidance, the entity must now disclose the pretax profit or loss of the disposal. This guidance will be effective for fiscal 2016. In connection with the discontinued operations discussed in Note 4, we have elected not to early adopt the provisions of this recently issued accounting standard. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued accounting guidance on revenue recognition. The amended guidance will enhance the comparability of revenue recognition practices and will be applied to all contracts with customers.  Improved disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized are requirements under the amended guidance.  This guidance will be effective for fiscal 2018 and will be required to be applied retrospectively. We are currently assessing the impact that this guidance will have on our consolidated financial statements at this time.

Note 2: Acquisitions

During the second quarter of fiscal 2014, we acquired the assets of one independent La-Z-Boy Furniture Galleries® dealer in exchange for that dealer’s net notes and accounts receivable, valued at $1.6 million. As a result of the acquisition we reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in that market. We recorded an indefinite-lived intangible asset of $0.6 million in our Retail segment related to this reacquired right, which will be amortized and deducted for federal income tax purposes over 15 years. These three stores were included in our Retail segment results upon acquisition.

During the third quarter of fiscal 2014, we acquired the assets of one independent La-Z-Boy Furniture Galleries® dealer in exchange for that dealer’s net notes and accounts receivable, valued at $1.4 million, and a cash payment to the dealer of $0.8 million. As a result of the acquisition we reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in that market. We recorded an indefinite-lived intangible asset of $0.5 million in our Retail segment related to this reacquired right, and goodwill of $1.1 million, which will be amortized and deducted for federal income tax purposes over 15 years. These two stores were included in our Retail segment results upon acquisition.

The fiscal 2014 acquisitions were not material to our financial position or our results of operations, and therefore, pro forma financial information is not presented. The net notes and accounts receivable described above are considered non-cash investing activities as they relate to our consolidated statement of cash flows.

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

Note 3: Restructuring

During the fourth quarter of fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. As part of this restructuring, we will cease manufacturing casegoods in our Hudson, North Carolina facility during the second quarter of fiscal 2015, and transition our Kincaid and American Drew bedroom product lines to imported product. Due to this plant closure, we will also be exiting the hospitality business as we manufactured those products in our Hudson facility. We are transitioning our warehousing and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. The two North Wilkesboro facilities are currently being marketed for sale, as will the wood-working equipment from our Hudson plant.

In addition, the restructuring of our Casegoods business includes marketing our youth furniture business, Lea Industries, for sale. The assets and liabilities of Lea Industries are classified as business held for sale as of the end of fiscal 2014, and the results of operations are reported as a component of discontinued operations. See Note 4 for further information related to our discontinued operations.

As a result of our restructuring actions, we recorded pre-tax charges of $8.1 million ($5.3 million after tax) during fiscal 2014, with $4.8 million pre-tax ($3.2 million after tax) related to continuing operations and $3.3 million pre-tax ($2.1 million after tax) related to discontinued operations. Fixed asset and inventory write-downs are based upon estimated net realizable value.

The table below details the total pre-tax restructuring expense recorded by type:
(Amounts in thousands)	4/26/14
Fixed asset write-downs	$2,272
Inventory write-downs	2,216
Other	351
Total restructuring - continuing operations	4,839

Inventory write-downs	1,804
Tradename write-down	1,265
Other	163
Total restructuring - discontinued operations	3,232

Total restructuring expense	$8,071

The restructuring expenses from continuing operations were recorded as a component of cost of sales and restructuring expenses related to discontinued operations were included in our loss from discontinued operations in our consolidated statement of income. The charges were all recorded at the end of fiscal 2014.

During fiscal 2013, we recorded a restructuring charge of $2.6 million, mainly related to fixed asset and inventory write-downs related to the closure of our lumber processing operation in our Casegoods segment.

Note 4: Discontinued Operations

During the fourth quarter of fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit to a group of investors and also classified Lea Industries, a division of La-Z-Boy Greensboro, Inc., as business held for sale as part of a larger restructuring initiative (see Note 3 for additional information).

As a result of the sale of Bauhaus, we recorded an impairment to the value of the assets to be sold of $1.1 million, because the consideration paid was less than the recorded amount of the net assets to be sold. The operating results of our Bauhaus business unit are reported as discontinued operations for all periods presented. We had historically reported the results of our Bauhaus business unit as a component of our Upholstery segment. The transaction closed in the fourth quarter of fiscal 2014, and continuing cash flows from the end of the third quarter of fiscal 2014 through the closing date of the sale were not significant.

The results of the discontinued operations for Bauhaus for the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012, were as follows:

	Year Ended
(Amounts in thousands)	4/26/14	4/27/13	4/28/12
Net sales	$33,608	$37,282	$37,043

Income (loss) from discontinued operations (including impairment of $1.1 million in fiscal 2014)	$(1,560)	$1,088	791
Income tax benefit/(expense)	541	(412)	(303)
Income (loss) from discontinued operations, net of tax	$(1,019)	$676	$488

The final working capital adjustment for the sale of Bauhaus of $0.2 million will be paid to the purchaser in the first quarter of fiscal 2015. The assets and liabilities of Bauhaus that were disposed of as part of the sale were as follows:

(Amounts in thousands)	4/26/14
Assets
Receivables, net	$3,780
Inventories, net	4,231
Other current assets	85
Property, plant, and equipment, net	518
Total assets	$8,614

Liabilities
Accounts payable	$1,290
Accrued expenses and other current liabilities	633
Total liabilities	$1,923

The results of the discontinued operations for Lea Industries for the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012, were as follows:

	Year Ended
(Amounts in thousands)	4/26/14	4/27/13	4/28/12
Net sales	$16,979	$21,366	$27,928

Income (loss) from discontinued operations (including restructuring of $3.3 million in fiscal 2014)	$(4,472)	$(1,063)	$7,116
Income tax benefit/(expense)	1,695	404	(2,698)
Income (loss) from discontinued operations, net of tax	$(2,777)	$(659)	$4,418

The assets and liabilities of Lea Industries that were classified as held for sale are as follows:

(Amounts in thousands)	4/26/14
Assets
Receivables, net	$1,190
Inventories, net	3,013
Other current assets	87
Total assets	$4,290

Liabilities
Accounts payable	$234
Accrued expenses and other current liabilities	576
Other long-term liabilities	22
Total liabilities	$832

In the Consolidated Statement of Cash Flows, the activity of these operating units was included along with our activity from continuing operations.

Note 5: Allowance for Credit Losses

As of April 26, 2014, and April 27, 2013, we had gross notes receivable of $4.3 million from six customers and $8.3 million from nine customers, respectively, with a corresponding allowance for credit losses of $0.2 million and $2.0 million, respectively. We have collateral from these customers in the form of inventory and/or real estate to support the net carrying value of these notes. We do not accrue interest income on these notes receivable, but we record interest income when it is received. During the fiscal year ended April 26, 2014, $2.7 million of our notes receivable and a corresponding $1.9 million of allowance for credit losses were written off, primarily related to our acquisition of the assets of two independent La-Z-Boy Furniture Galleries® dealers during the year. Of the $4.3 million in notes receivable as of April 26, 2014, $0.7 million is expected to be repaid in the next twelve months, and was categorized as receivables in our consolidated balance sheet. As of April 27, 2013, $1.8 million of the $8.3 million in notes receivable were considered current and categorized as receivables in our consolidated balance sheet. The remainder of the notes receivable and the entire allowance for credit losses were categorized as other long-term assets.

The following is an analysis of the allowance for credit losses related to our notes receivable as of April 26, 2014, and April 27, 2013:

(Amounts in thousands)	4/26/2014	4/27/2013
Beginning balance	$1,986	$1,537
Recoveries	—	(73)
Write-offs	(1,888)	—
Provision for credit losses	60	522
Ending balance	$158	$1,986

Note 6: Inventories

(Amounts in thousands)	4/26/2014	4/27/2013
Raw materials	$71,247	$70,731
Work in process	13,722	12,182
Finished goods	91,842	93,273
FIFO inventories	176,811	176,186
Excess of FIFO over LIFO	(29,802)	(29,843)
Total inventories	$147,009	$146,343

Note 7: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/26/2014	4/27/2013
Buildings and building fixtures	3-40 years	$161,490	$171,346
Machinery and equipment	3-15 years	140,561	141,924
Information systems and software	3-10 years	64,208	62,005
Land	—	15,344	18,433
Land improvements	3-30 years	10,820	10,772
Transportation equipment	3-10 years	17,420	17,855
Furniture and fixtures	3-15 years	14,104	14,204
Construction in progress		31,233	4,496
		455,180	441,035
Accumulated depreciation		(327,645)	(322,975)
Net property, plant and equipment		$127,535	$118,060

Depreciation expense from continuing operations for the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012, was $19.3 million, $19.7 million, and $21.2 million, respectively.

Note 8: Goodwill and Other Intangible Assets

During fiscal 2014, we acquired the assets of two independent La-Z-Boy Furniture Galleries® dealers in exchange for those dealers’ net notes and accounts receivable. As a result of these acquisitions we reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in those markets. We recorded an indefinite-lived intangible asset of $1.1 million in our Retail segment related to these reacquired rights, and goodwill of $1.1 million. See Note 2 for additional information.

Key assumptions used in the assessment of our goodwill were a discount rate of 12.2% and a terminal growth rate of 2%. The relative fair value of our goodwill significantly exceeds the carrying value as of April 26, 2014. All of our goodwill relates to our Retail segment.

The following is a roll-forward of goodwill for the fiscal years ended April 26, 2014, and April 27, 2013:

(Amounts in thousands)	Goodwill
Balance at April 28, 2012	$—
Acquisitions	12,837
Balance at April 27, 2013	12,837
Acquisitions	1,086
Balance at April 26, 2014	$13,923

The following is a roll-forward of other intangible assets for the fiscal years ended April 26, 2014, and April 27, 2013:

(Amounts in thousands)	Tradenames	Reacquired Rights	Total Other Intangible Assets
Balance at April 28, 2012	$3,028	$—	$3,028
Acquisitions	—	2,145	2,145
Impairment charges	(335)	—	(335)
Balance at April 27, 2013	2,693	2,145	4,838
Acquisitions	—	1,093	1,093
Restructuring	(1,265)	—	(1,265)
Impairment charges	(122)	—	(122)
Balance at April 26, 2014	$1,306	$3,238	$4,544

Note 9: Investments

Our consolidated balance sheet at April 26, 2014, included $15.9 million of available-for-sale investments and $1.8 million of trading securities in other current assets and $43.2 million of available-for-sale investments in other long-term assets. Available-for-sale investments of $10.8 million and trading securities of $1.1 million were included in other current assets, and available-for-sale investments of $29.2 million were included in other long-term assets in our consolidated balance sheet at April 27, 2013. At April 26, 2014, and April 27, 2013, $44.7 million and $29.9 million, respectively, of these investments were to enhance returns on our cash. The remaining investments were designated to fund future obligations of our non-qualified defined benefit retirement plan and our executive deferred compensation plan. If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at April 26, 2014, and April 27, 2013:

Fiscal 2014
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,246	$(52)	$8,216
Fixed income	166	(44)	50,510
Mutual funds	—	—	1,787
Other	1	(10)	425
Total securities	$1,413	$(106)	$60,938

Fiscal 2013
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$296	$(152)	$6,668
Fixed income	159	(1)	33,076
Mutual funds	—	—	1,126
Other	1	(3)	220
Total securities	$456	$(156)	$41,090

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Proceeds from sales	$34,557	$18,662	$8,649
Gross realized gains	857	4,486	573
Gross realized losses	(559)	(1,316)	(54)

The fair value of fixed income available-for-sale securities by contractual maturity was $15.9 million within one year, $32.7 million within two to five years, $1.4 million within six to ten years and $0.5 million thereafter.

Note 10: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/26/2014	4/27/2013
Payroll and other compensation	$42,667	$39,270
Accrued product warranty, current portion	9,815	9,532
Customer deposits	20,903	15,852
Other current liabilities	29,491	34,454
Accrued expenses and other current liabilities	$102,876	$99,108

Note 11: Debt

(Amounts in thousands)	4/26/2014	4/27/2013
Industrial revenue bonds	$7,100	$7,100
Capital leases	674	989
Total debt	7,774	8,089
Less: current portion	(7,497)	(513)
Long-term debt	$277	$7,576

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million. At April 26, 2014, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $140.0 million.

Industrial revenue bonds were used to finance the construction of some of our manufacturing facilities. The facilities constructed from the bond proceeds are mortgaged as collateral for the bonds. Interest for our remaining bond is at a variable rate and at April 26, 2014, was approximately 0.1%. This bond matured and was paid in June 2014.

Fair value of our debt approximates the carrying value.

Capital leases consist primarily of long-term commitments for the purchase of information technology equipment and have maturities ranging from fiscal 2015 to fiscal 2017. Interest rates range from 7.6% to 9.1%.

Maturities of long-term capital leases, subsequent to April 26, 2014, are $0.2 million in fiscal 2016, and less than $0.1 million in fiscal 2017.

Cash paid for interest during fiscal years 2014, 2013 and 2012 was $0.5 million, $0.7 million, and $1.6 million, respectively.

Note 12: Operating Leases

We have operating leases for one manufacturing facility, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation equipment, information technology and other equipment. The operating leases expire at various dates through fiscal 2030. We have certain retail facilities which we sublease to outside parties. The total rent liability included in our consolidated balance sheet as of April 26, 2014, and April 27, 2013, was $12.8 million and $11.7 million, respectively.

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2015	$51,972	$4,077
2016	48,464	4,123
2017	45,815	3,890
2018	42,720	3,830
2019	38,544	3,833
2020 and beyond	111,864	11,283
Total	$339,379	$31,036

Rental expense and rental income from continuing operations for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Rental expense	$51,132	$47,872	$48,168
Rental income	5,138	5,095	4,655

Note 13: Retirement and Welfare

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. We also make supplemental contributions to this plan for eligible employees based on achievement of operating performance targets.

A performance compensation retirement plan (“PCRP”) is maintained for eligible highly compensated employees. The company contributions to this plan are based on achievement of performance targets. As of April 26, 2014, we had $2.5 million of obligations for this plan included in other long-term liabilities.

We also maintain an executive deferred compensation plan for eligible highly compensated employees. An element of this plan allows contributions for eligible highly compensated employees. As of April 26, 2014, and April 27, 2013, we had $12.3 million and $10.0 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts related to this plan at April 26, 2014, and at April 27, 2013, with cash surrender values of $10.9 million and $8.9 million, respectively, which are included in other long-term assets. Mutual funds related to this plan are considered trading securities and are included in other current assets at April 26, 2014, and at April 27, 2013, with market values of $1.8 million and $1.1 million, respectively.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $16.2 million and $17.0 million at April 26, 2014, and April 27, 2013, respectively, which represented the unfunded projected benefit obligation of this plan. During fiscal 2014, the total cost recognized for this plan was $0.8 million, which primarily related to interest cost. The actuarial gain recognized in accumulated other comprehensive loss was $0.4 million and the benefit payments during the year were $1.1 million. Benefit payments are scheduled to be approximately $1.1 million annually for the next ten years. The discount rate used to determine the obligations under this plan was 4.3% as of the end of fiscal 2014. During fiscal 2013, the total cost recognized for this plan was $0.8 million, which primarily related to interest cost. The actuarial loss recognized in accumulated other comprehensive loss was $1.1 million and the benefit payments during the year were $1.1 million. The discount rate used to determine the obligations under this plan was 3.7% as of the end of fiscal 2013. This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (see Notes 9 and 21). We are not required to fund the non-qualified defined benefit retirement plan in fiscal year 2015; however, we have the discretion to make contributions to the Rabbi trust.

We also maintain a defined benefit pension plan for eligible factory hourly employees at one operating unit. Active participants continue to earn service cost. The measurement dates for the pension plan assets and benefit obligations were April 26, 2014, April 27, 2013, and April 28, 2012, in the years presented.

The changes in plan assets and benefit obligations were recognized in accumulated other comprehensive loss as follows (pre-tax) (for the fiscal years ended):

(Amounts in thousands)	4/26/2014	4/27/2013
Beginning of year net actuarial loss	$48,745	$45,270
Net current year actuarial (gain) loss	(5,932)	6,499
Amortization of actuarial loss	(3,388)	(3,024)
End of year net actuarial loss	$39,425	$48,745

In fiscal 2015, we expect to amortize $2.7 million of unrecognized actuarial losses as a component of pension expense.

The combined net periodic pension cost and retirement costs for retirement plans related to continuing operations were as follows (for the fiscal years ended):

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Service cost	$1,241	$1,231	$1,110
Interest cost	4,822	5,325	5,565
Expected return on plan assets	(6,800)	(6,855)	(6,820)
Net amortization and deferral	3,388	3,024	1,635
Net periodic pension cost (hourly plan)	2,651	2,725	1,490
401(k)*	5,802	5,198	2,473
PCRP*	2,513	—	—
Other*	223	191	107
Total retirement costs (excluding non-qualified defined benefit retirement plan)	$11,189	$8,114	$4,070
*Not determined by an actuary

The funded status of the defined benefit pension plan for eligible factory hourly employees was as follows:

(Amounts in thousands)	4/26/2014	4/27/2013
Change in benefit obligation
Benefit obligation at beginning of year	$123,495	$118,347
Service cost	1,241	1,231
Interest cost	4,822	5,325
Actuarial (gain) loss	(3,565)	8,178
Benefits paid	(9,123)	(9,586)
Benefit obligation at end of year	116,870	123,495

Change in plan assets
Fair value of plan assets at beginning of year	111,430	89,002
Actual return on plan assets	9,494	9,060
Employer contributions	—	23,480
Other expenses	(327)	(526)
Benefits paid	(9,123)	(9,586)
Fair value of plan assets at end of year	111,474	111,430

Funded status	$(5,396)	$(12,065)

Amounts included in the consolidated balance sheet related to the defined benefit pension plan for eligible factory hourly employees consist of:

(Amounts in thousands)	4/26/2014	4/27/2013
Other long-term liabilities	$(5,396)	$(12,065)

The actuarial assumptions for the defined benefit pension plan for eligible factory hourly employees were as follows (for the fiscal years ended):

	4/26/2014	4/27/2013	4/28/2012
Discount rate used to determine benefit obligations	4.4%	4.0%	4.6%
Discount rate used to determine net benefit cost	4.0%	4.6%	5.6%
Long-term rate of return	4.7%	6.3%	7.8%

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

Our investment objective is to minimize the volatility of the value of our pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits by matching the characteristics of our assets relative to our liabilities. At the end of fiscal 2014, approximately 90% of the plan’s assets were invested in fixed rate investments with a duration that approximates the duration of its liabilities, and the remainder of the assets were invested in equity investments.

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

The following table presents the fair value of the assets in our defined benefit pension plan for eligible factory hourly employees at April 26, 2014, and April 27, 2013. The various levels of the fair value hierarchy are described in Note 21.

Fiscal 2014
(Amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3
Cash and equivalents	$207	$6,083	$—
Equity funds	22,623	7,736	—
Debt funds	—	74,825	—
Total	$22,830	$88,644	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2014.

Fiscal 2013
(Amounts in thousands)	Level 1 (b)	Level 2 (b)	Level 3
Cash and equivalents	$429	$15,767	$—
Equity funds	47,047	16,140	—
Debt funds	—	32,047	—
Total	$47,476	$63,954	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

Level 1 retirement plan assets include U.S. currency held by a designated trustee and equity funds of common and preferred securities issued by U.S. and non-U.S. corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Cash and equivalents of commingled funds generally valued using observable market data are categorized as Level 2 assets. Equity funds categorized as Level 2 include common trust funds which are composed of shares or units in open ended funds with active issuances and redemptions. The value of these funds is determined based on the net asset value of the funds, the underlying assets of which are publicly traded on exchanges. Price quotes for the assets held by these funds are readily available. Debt funds categorized as Level 2 consist of corporate fixed income securities issued by U.S. and non-U.S. corporations and fixed income securities issued directly by the U.S. Treasury or by government-sponsored enterprises which are valued using a bid evaluation process with bid data provided by independent pricing sources using observable market data.

Our funding policy is to contribute to our defined benefit pension plan amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we determine to be appropriate. During fiscal 2014, we made no contributions to our defined benefit pension plan and we currently do not expect to contribute funds to our defined benefit pension plan during fiscal 2015.

The expected benefit payments by our defined benefit pension plan for eligible factory hourly employees for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2015	$5,574
2016	5,625
2017	5,772
2018	5,906
2019	6,077
2020 to 2024	33,253
$62,207

Note 14: Product Warranties

We accrue an estimated liability for product warranties at the time the revenue is recognized. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold products. Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer. Approximately 95% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and up to a lifetime on certain mechanisms and frames. Labor costs relating to our parts are warrantied for one year. Considerable judgment is used in making our estimates. Differences between actual and estimated costs are recorded when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/26/2014	4/27/2013
Balance as of the beginning of the year	$15,525	$14,327
Accruals during the year	15,785	15,370
Reclass to discontinued operations	(367)	—
Settlements during the year	(14,930)	(14,172)
Balance as of the end of the year	$16,013	$15,525

As of April 26, 2014, and April 27, 2013, $9.8 million and $9.5 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflect charges related to warranties issued during the respective periods.

Note 15: Contingencies and Commitments

We have been named as a defendant in various lawsuits arising in the ordinary course of business and as a potentially responsible party at certain environmental clean-up sites, the effect of which are not considered significant. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and currently do not anticipate any material additional loss for legal or environmental matters.

Note 16: Stock-Based Compensation

In the second quarter of fiscal 2014, our shareholders amended the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan which was approved in fiscal 2011. This plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, dividend equivalent rights, and short-term cash incentive awards. Under this plan, as amended, the aggregate number of common shares that may be issued through awards of any form is 8.7 million shares. No grants may be issued under our previous plans.
The table below summarizes the grants made during fiscal 2014:

(Shares/units in thousands)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	175	Equity	Common shares
Stock appreciation rights (“SARs”)	142	Liability	Cash
Restricted stock units – employees	125	Liability	Cash
Restricted stock units – directors	34	Equity	Common shares
Performance-based units	35	Liability	Cash
Performance-based shares	191	Equity	Common shares

The table below summarizes the total stock-based compensation expense recognized in our consolidated statement of income:

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Equity-based awards expense	$8,739	$11,458	$5,718
Liability-based awards expense	5,736	2,170	405
Total stock-based compensation expense	$14,475	$13,628	$6,123

Stock Options. The La-Z-Boy Incorporated 2010 Omnibus Incentive Plan authorizes grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. Compensation expense for stock options is equal to the fair value on the date the award was approved and is recognized over the vesting period. The vesting period for our stock options ranges from one to four years. Options granted to retirement eligible employees are expensed immediately because they vest upon retirement. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of five or ten years.

Stock option expense recognized in selling, general and administrative expense for fiscal years 2014, 2013, and 2012 was $2.1 million, $2.3 million, and $1.9 million, respectively. We received $3.6 million, $2.9 million, and $4.9 million in cash during fiscal 2014, fiscal 2013, and fiscal 2012, respectively, for exercises of stock options.

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at April 27, 2013	1,256	$9.78	4.7	$10,537
Granted	175	19.06
Exercised	(589)	9.00		$8,335
Expired	(42)	20.44
Canceled	(2)	21.68
Outstanding at April 26, 2014	798	$11.79	7.5	$10,185
Exercisable at April 26, 2014	287	$8.78	6.3	$4,531

The aggregate intrinsic value of options exercised was $6.0 million and $4.5 million in fiscal 2013 and 2012, respectively. As of April 26, 2014, there was $1.0 million of total unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a weighted-average remaining vesting term of all unvested awards of 2.3 years. During the year ended April 26, 2014, 0.5 million shares vested.

The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option-pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of grant. The turnover rate was estimated at the date of grant based on historical experience. The fair value of stock options granted during fiscal 2014, fiscal 2013, and fiscal 2012 were calculated using the following assumptions:

	4/26/2014	4/27/2013	4/28/2012
Risk-free interest rate	0.84%	0.75%	1.5%
Dividend rate	0.84%	0%	0%
Expected life in years	5.0	5.0	5.5
Stock price volatility	81.3%	83.8%	88.8%
Turnover rate	0%	0%	4.0%
Fair value per share	$11.63	$7.87	$6.68

Stock Appreciation Rights. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award stock appreciation rights to certain employees. SARs will be paid in cash upon vesting and as such were accounted for as liability-based awards that will be remeasured to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years. The fair value for the SARs is estimated at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The average expected life was based on the contractual term of the SARs and expected employee exercise and post-vesting employment termination trends (which is consistent with the expected life of our option awards). The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period. Compensation expense of $1.1 million and $0.6 million related to SARs was recognized in selling, general and administrative expense for the years ended April 26, 2014, and April 27, 2013, respectively. The unrecognized compensation cost at April 26, 2014, related to SARs was $1.4 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.3 years.

The fair value of the SARs granted during fiscal 2014 was remeasured at April 26, 2014, using the following assumptions:

4/26/2014
Risk-free interest rate	1.64%
Dividend rate	1.0%
Expected life in years	4.1
Stock price volatility	49.5%
Fair value per share	$11.11

The fair value of the SARs granted during fiscal 2013 was remeasured at April 26, 2014, using the following assumptions:

4/26/2014
Risk-free interest rate	0.82%
Dividend rate	1.0%
Expected life in years	3.2
Stock price volatility	44.4%
Fair value per share	$13.39

Restricted Shares. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted common shares to certain employees. The shares are offered at no cost to the employees, and the plan requires that all shares be held in an escrow account until the vesting period ends. In the event of an employee’s termination during the escrow period, the shares are returned at no cost to the company. Compensation expense for restricted stock is equal to the market value of our common shares on the date the award is approved and is recognized over the service period. Expense relating to the restricted shares recorded in selling, general and administrative expense was $0.5 million, $1.0 million, and $1.6 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The unrecognized compensation cost at April 26, 2014, related to restricted shares was $0.4 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.2 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 26, 2014:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 27, 2013	530	$6.67
Vested	(413)	21.32
Canceled	(15)	8.05
Non-vested shares at April 26, 2014	102	$7.77
Awards granted during fiscal 2012		$6.58

Restricted Stock Units. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted stock units to certain employees and our non-employee directors.

The restricted stock units granted to employees are accounted for as liability-based awards because upon vesting these awards will be paid in cash. Compensation expense is initially measured and recognized based on the market value (intrinsic value) of our common stock on the grant date and amortized over the vesting period. The liability is remeasured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of the restricted stock units at April 26, 2014, was $24.55. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years. Compensation expense of $1.6 million and $0.5 million related to restricted stock units granted to employees was recognized in selling, general and administrative expense for the years ended April 26, 2014, and April 27, 2013, respectively. The unrecognized compensation cost at April 26, 2014, related to employee restricted stock units was $4.2 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.7 years.

The following table summarizes information about non-vested stock units as of and for the year ended April 26, 2014:

	Number of Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested units at April 27, 2013	156	$11.91
Granted	125	19.28
Vested	(41)	11.54
Canceled	(19)	14.75
Non-vested units at April 26, 2014	221	$15.90

Restricted stock units granted to directors are offered at no cost to the directors and vest upon the director’s leaving the board. These awards will be paid in shares of our common stock and we therefore account for them as equity based awards. Compensation expense for these awards is measured and recognized on the grant date based on the market price of our common shares at the date the grant was awarded. During fiscal 2014, fiscal 2013, and fiscal 2012 we granted less than 0.1 million restricted stock units each year to our non-employee directors. Expense relating to the non-employee directors restricted stock units recorded in selling, general and administrative expense was $0.7 million in fiscal 2014, fiscal 2013, and fiscal 2012.

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

Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return that our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. These performance awards are offered at no cost to the employees. The number of performance-based units/shares granted were as follows:

Performance-based awards granted (Shares/units in thousands)	Number of Units	Number of Shares
Fiscal 2012 grant	2	690
Fiscal 2013 grant	146	133
Fiscal 2014 grant	35	191

Based on our financial results for fiscal 2014, certain performance conditions were met for some of our outstanding performance-based awards. The number of awards earned based on performance conditions were as follows:

Performance-based awards earned (Shares/units in thousands)	Number of Shares/Units
Fiscal 2012 performance-based shares	1,175
Fiscal 2012 performance-based units	5
Fiscal 2013 performance-based shares	95
Fiscal 2013 performance-based units	91
Fiscal 2014 performance-based shares	67
Fiscal 2014 performance-based units	11

The fiscal 2013 and fiscal 2014 shares will be settled in shares and the fiscal 2013 and fiscal 2014 units will be settled in cash if service conditions are met, requiring employees to remain employed with the company through the end of the three year performance periods.

The performance-based units are accounted for as liability-based awards because upon vesting they will be paid in cash. For performance-based units that vest based on performance conditions, the fair value of each unit was $24.01 and $24.25 at April 26, 2014, for the awards granted in fiscal 2014 and in fiscal 2013, respectively, which was the market value of our common shares on the last day of the reporting period less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained. For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period. The liability for these units is remeasured and adjusted based on the Monte Carlo valuation at the end of each reporting period until paid. Based on the Monte Carlo valuation, the fair value of each performance-based unit that vests based on market conditions was $36.22 and $41.54 at April 26, 2014, for the awards granted in fiscal 2014 and in fiscal 2013, respectively. During fiscal 2014 and fiscal 2013 we recognized $2.2 million and $0.7 million, respectively, of expense related to performance-based units. The unrecognized compensation cost at April 26, 2014, related to performance-based units was $2.0 million based on the current share price and current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.1 years.

The performance-based shares are accounted for as equity-based awards because upon vesting they will be settled in common shares. The grant date fair value of performance-based shares is expensed over the service period. For performance-based shares that vest based on performance conditions, the fair value of the award was $18.58, $11.97, and $9.35 for fiscal 2014, fiscal 2013, and fiscal 2012, respectively, which was the market value of our common shares on the date of grant less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained. For performance-based shares that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the date of grant, and compensation cost is expensed over the vesting period, regardless of the ultimate vesting of the award, similar to the expensing of a stock option award. The fair value for the performance-based shares that vest based on market conditions, as determined by the Monte Carlo valuation, at the grant date was $26.08, $15.41, and $15.12 for the fiscal 2014 grant, fiscal 2013 grant, and fiscal 2012 grant, respectively. The unrecognized compensation cost at April 26, 2014, related to performance-based shares was $3.0 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.4 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Fiscal 2011 grant	$—	$1,707	$200
Fiscal 2012 grant	3,603	5,442	1,409
Fiscal 2013 grant	849	440	—
Fiscal 2014 grant	1,006	—	—

Previously Granted Deferred Stock Units. Awards under our deferred stock unit plan for non-employee directors are accounted for as liability-based awards because upon exercise these awards will be paid in cash. Compensation expense is initially measured and recognized based on the market price of our common stock on the grant date. The liability is re-measured and adjusted at the end of each reporting period until paid. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 26, 2014, we had 0.1 million deferred stock units outstanding. Expense relating to the deferred stock units recorded in selling, general and administrative expense was $0.8 million, $0.3 million, and $0.4 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The liability related to these awards was $3.0 million and $2.2 million at April 26, 2014, and April 27, 2013, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

Note 17: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended April 26, 2014, and April 27, 2013, were as follows:

(Amounts in thousands)	Unrealized gain on marketable securities	Translation adjustment	Change in fair value of cash flow hedge	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 28, 2012	$3,017	$4,029	$—	$(38,327)	$(31,281)
Changes before reclassifications	651	750	373	(7,645)	(5,871)
Amounts reclassified from accumulated other comprehensive loss	(3,170)	—	—	3,140	(30)
Tax effect	(24)	—	(142)	1,852	1,686
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,543)	750	231	(2,653)	(4,215)
Balance at April 27, 2013	474	4,779	231	(40,980)	(35,496)
Changes before reclassifications	1,308	(2,324)	(780)	6,286	4,490
Amounts reclassified from accumulated other comprehensive loss	(300)	—	321	3,566	3,587
Tax effect	(384)	—	175	(3,752)	(3,961)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	624	(2,324)	(284)	6,100	4,116
Balance at April 26, 2014	$1,098	$2,455	$(53)	$(34,880)	$(31,380)

The unrealized gain on marketable securities was reclassified from accumulated other comprehensive loss to net income through other income (expense) in our consolidated statement of income, and the change in fair value of cash flow hedge and the net pension amortization were reclassified to net income through selling, general and administrative expense.

The components of non-controlling interest at April 26, 2014, and April 27, 2013, were as follows:
(Amounts in thousands)	4/26/2014	4/27/2013
Beginning balance	$7,140	$5,911
Net income	1,324	793
Other comprehensive (income) loss	(730)	339
Change in non-controlling interest	98	97
Ending balance	$7,832	$7,140

Note 18: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment. During fiscal 2014, we sold our Bauhaus business unit and classified Lea Industries as held for sale. These operating units are presented as discontinued operations and prior financial information was restated for the change in composition of our Upholstery and Casegoods segments. Income statement information presented below is restated accordingly.

Upholstery Segment. The Upholstery segment consists of two operating units, La-Z-Boy and England. This segment manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studios® locations, major dealers and other independent retailers.

Casegoods Segment. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. This segment sells imported or manufactured wood furniture to furniture retailers. Casegoods product includes bedroom, dining room, entertainment centers, occasional pieces and some coordinated upholstered furniture. The Casegoods segment sells to major dealers and other independent retailers.

Retail Segment. The Retail segment consists of 101 company-owned La-Z-Boy Furniture Galleries® stores in 12 primary markets. During the second quarter of fiscal 2014, we acquired three La-Z-Boy Furniture Galleries® stores in the Las Vegas market that were previously independently owned and operated. During the third quarter of fiscal 2014 we acquired two La-Z-Boy Furniture Galleries® stores in northeast Ohio that were previously independently owned and operated. The Retail segment sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through the retail network.

Restructuring. During the fourth quarter of fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture, and recorded a restructuring charge of $4.8 million in continuing operations, primarily related to fixed asset and inventory write-downs. During fiscal 2013, we recorded a restructuring charge of $2.6 million in continuing operations, mainly related to fixed asset and inventory write-downs related to the closure of our lumber processing operation in our Casegoods segment. See Note 3 for further details of this restructuring. We do not include restructuring costs in the results of our reportable segments.

We have no customer that individually represents more than 3% of our consolidated or Upholstery segment’s sales or more than 5% of our Casegoods segment’s sales in fiscal 2014.

The accounting policies of the operating segments are the same as those described in Note 1. We account for intersegment revenue transactions between our segments consistent with independent third party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the appropriate Upholstery or Casegoods segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, income from continued dumping and subsidy offset act, other income (expense) and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and other intangible assets. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), business held for sale, and various other assets. Sales are attributed to countries on the basis of the customer’s location.

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Sales
Upholstery segment:
Sales to external customers	$959,118	$902,454	$834,468
Intersegment sales	139,932	127,311	103,592
Upholstery segment sales	1,099,050	1,029,765	938,060
Casegoods segment:
Sales to external customers	97,095	104,387	105,551
Intersegment sales	9,657	8,140	6,106
Casegoods segment sales	106,752	112,527	111,657
Retail segment sales	298,642	264,723	215,490
VIEs, net of intercompany sales eliminations	—	—	8,840
Corporate and Other	2,463	2,313	2,356
Eliminations	(149,589)	(135,451)	(109,698)
Consolidated sales	$1,357,318	$1,273,877	$1,166,705

Operating Income (Loss)
Upholstery segment	$117,688	$95,571	$81,015
Casegoods segment	3,397	3,703	5,396
Retail segment	11,128	4,099	(7,819)
VIEs	—	—	959
Restructuring	(4,839)	(2,631)	(281)
Corporate and Other	(38,078)	(33,139)	(30,573)
Consolidated operating income	$89,296	$67,603	$48,697

Depreciation and Amortization
Upholstery segment	$13,778	$14,275	$12,519
Casegoods segment	1,171	1,338	1,575
Retail segment	2,520	2,676	2,832
VIEs	—	—	149
Corporate and Other	5,566	4,674	6,234
Consolidated depreciation and amortization	$23,035	$22,963	$23,309

Capital Expenditures
Upholstery segment	$6,579	$9,857	$7,261
Casegoods segment	149	1,058	897
Retail segment	4,379	4,251	1,848
VIEs	—	—	543
Corporate and Other	22,623	10,218	4,969
Consolidated capital expenditures	$33,730	$25,384	$15,518

Assets
Upholstery segment	$305,814	$296,108	$303,537
Casegoods segment	53,299	70,147	73,888
Retail segment	119,816	73,496	49,818
Unallocated assets	292,366	280,620	258,496
Consolidated assets	$771,295	$720,371	$685,739

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Long-Lived Assets by Geographic Location
Domestic	$147,538	$133,208	$114,979
International	6,805	8,168	8,345
Consolidated long-lived assets	$154,343	$141,376	$123,324

Sales by Country
United States	86%	86%	86%
Canada	8%	9%	9%
Other	6%	5%	5%
Total	100%	100%	100%

Note 19: Income Taxes

Income before income taxes for continuing operations consists of the following (for the fiscal years ended):

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
United States	$82,705	$63,193	$52,631
Foreign	8,854	7,492	6,319
Total	$91,559	$70,685	$58,950

Income tax expense (benefit) applicable to continuing operations consists of the following components (for the fiscal years ended):

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Federal:
– current	$24,695	$17,049	$11,830
– deferred	1,495	1,341	(38,597)
State:
– current	5,345	2,746	3,446
– deferred	(2,082)	464	(1,864)
Foreign:
– current	1,375	739	2,040
– deferred	555	1,181	(1,907)
Total income tax expense (benefit)	$31,383	$23,520	$(25,052)

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of pre-tax income)	4/26/2014	4/27/2013	4/28/2012
Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	3.1	3.0	5.0
U.S. manufacturing benefit	(1.0)	(2.0)	(2.3)
Change in valuation allowance	(1.2)	(0.3)	(78.3)
Gain on sale of marketable securities	—	(1.6)	—
Miscellaneous items	(1.6)	(0.8)	(1.9)
Effective tax rate	34.3%	33.3%	(42.5%)

For our Asian operating units, we continue to permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $8.5 million of the earnings. The potential deferred tax attributable to these earnings would be approximately $2.1 million.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/26/2014	4/27/2013
Assets
Deferred and other compensation	$19,774	$19,510
Allowance for doubtful accounts	5,456	9,567
State income tax – net operating losses, credits and other	6,440	6,542
Pension	2,097	4,632
Warranty	6,247	5,937
Rent	4,824	4,697
Workers’ compensation	4,068	3,804
Foreign net operating loss	—	759

Other	6,598	5,128
Valuation allowance	(4,700)	(6,619)
Total deferred tax assets	50,804	53,957
Liabilities
Property, plant and equipment	(3,337)	(2,745)
Net deferred tax assets	$47,467	$51,212

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$9,215	Fiscal 2015 – 2033
Foreign capital losses	20	Indefinite

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

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable, which are based on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 26, 2014, we estimate that about $122 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

During fiscal 2014, we recorded a $1.9 million decrease in our valuation allowance for deferred tax assets that are now considered more likely than not to be realized. This determination was primarily the result of our assessment of our cumulative pre-tax income in certain jurisdictions. A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction (Amounts in thousands)	4/27/2013 Valuation Allowance	Change	4/26/2014 Valuation Allowance
U.S. state	6,464	(1,784)	4,680
Foreign	155	(135)	20
Total	$6,619	$(1,919)	$4,700

The remaining valuation allowance of $4.7 million primarily related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 26, 2014, we had a gross unrecognized tax benefit of $3.0 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Balance at the beginning of the period	$3,248	$3,909	$4,492
Additions:
Positions taken during the current year	88	338	147
Positions taken during the prior year	—	—	—
Reductions:
Positions taken during the current year	—	—	—
Positions taken during the prior year	(99)	(28)	(202)
Decreases related to settlements with taxing authorities	(98)	—	(166)
Reductions resulting from the lapse of the statute of limitations	(167)	(971)	(362)
Balance at the end of the period	$2,972	$3,248	$3,909

We recognize interest and penalties associated with uncertain tax positions in income tax expense. Accrued interest and penalties decreased by $0.1 million during fiscal 2014. We had approximately $0.3 million accrued for interest and penalties as of April 26, 2014, and $0.4 million accrued for interest and penalties as of April 27, 2013.

If recognized, $0.6 million of the total $3.0 million of unrecognized tax benefits would decrease our effective tax rate. We do not expect any adjustments within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2011 and subsequent are still subject to audit. Our fiscal year 2012 U.S. federal tax return was recently selected for audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2010 and subsequent. Our businesses in Canada and Thailand are subject to audit for fiscal years 2004 and subsequent, and in Mexico, calendar years 2008 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012, were $25.0 million, $20.5 million and $15.2 million, respectively.

Note 20: Earnings per Share

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share were as follows:

	Year Ended
(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$55,056	$46,389	$87,966
Income allocated to participating securities	(422)	(639)	(1,650)
Net income available to common shareholders	$54,634	$45,750	$86,316

	Year Ended
(Amounts in thousands)	4/26/2014	4/27/2013	4/28/2012
Denominator:
Basic weighted average common shares outstanding	52,386	52,351	51,944
Add:
Contingent common shares	1,049	812	—
Stock option dilution	394	522	534
Diluted weighted average common shares outstanding	53,829	53,685	52,478

Contingent common shares reflect the dilutive effect of common shares that would be issued under the terms of performance-based share grants made to employees, assuming the reporting period was the performance period.

We had outstanding options to purchase 0.2 million and 0.4 million shares for the years ended April 27, 2013, and April 28, 2012, respectively, with a weighted average exercise price of $20.74 and $19.97, respectively. We excluded the effect of these options from the diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive. There were no outstanding options to purchase shares that were excluded from the diluted share calculation because their effect would have been anti-dilutive for the fiscal year ended April 26, 2014.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. Non-financial assets such as trade names, goodwill, and other long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized. During fiscal 2014 and fiscal 2013 we recorded trade names at fair value based upon the relief from royalty method. During the third quarter of fiscal 2014 we recorded the value of the assets of our Bauhaus business unit at fair value. See Note 4 for further discussion.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of April 26, 2014, and April 27, 2013:

Fiscal 2014	Fair Value Measurements
(Amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3
Assets
Available-for-sale securities	$1,521	$57,630	$—
Trading securities	—	1,787	—
Total	$1,521	$59,417	$—

(a)	There were no transfers between Level 1 and Level 2 during fiscal 2014.

Fiscal 2013	Fair Value Measurements
(Amounts in thousands)	Level 1 (b)	Level 2 (b)	Level 3
Assets
Available-for-sale securities	$1,217	$38,747	$—
Trading securities	—	1,126	—
Total	$1,217	$39,873	$—

(b)	There were no transfers between Level 1 and Level 2 during fiscal 2013.

At April 26, 2014, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan. At April 27, 2013, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 22: Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 (“CDSOA”) provides for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition. We received $11.1 million related to continuing operations and $6.9 million related to discontinued operations during fiscal 2012 in CDSOA distributions related to the antidumping order on wooden bedroom furniture from China. Certain domestic producers who did not support the antidumping petition (“Non-Supporting Producers”) filed actions in the U.S. Court of International Trade challenging the CDSOA’s “support requirement” and seeking a share of the distributions. As a result, Customs withheld a portion of those distributions pending resolution of the Non-Supporting Producers’ actions. Between October 2011 and February 2012, the Court of International Trade entered judgments against the Non-Supporting Producers and dismissed their actions. On January 1, 2012, Customs announced that it would distribute the withheld distributions. The Non-Supporting Producers then filed motions in the Court of International Trade and, later, in the U.S. Court of Appeals for the Federal Circuit to enjoin such distributions pending their appeal of the Court of International Trade’s judgments. On March 5, 2012, the Federal Circuit denied the Non-Supporting Producers’ motions for injunction “without prejudicing the ultimate disposition of these cases.” In November 2012, Customs determined to withhold CDSOA distributions pending resolution of the Federal Circuit appeals. As a result, we did not receive any CDSOA distributions in fiscal 2013 or fiscal 2014. On August 19, 2013, a panel of the Federal Circuit affirmed dismissal of the actions of two of the Non-Supporting Producers, and the full Federal Circuit subsequently denied those Non-Supporting Producers’ request for rehearing.  On May 2, 2014, these Non-Supporting Producers filed a petition for writ of certiorari, seeking review by the United States Supreme Court.  A motion to affirm dismissal of the action brought by a third Non-Supporting Producer is pending in the Federal Circuit.  In view of the uncertainties associated with this program, we are unable to predict the amounts, if any, we may receive in the future under the CDSOA. Also, if the United States Supreme Court were to reverse the judgments of the Federal Circuit and determine that the Non-Supporting Producers are entitled to CDSOA distributions, it is possible that Customs might seek to have us return all or a portion of our company’s share of the distributions. Based on what we know today, we do not expect this to occur. The $11.1 million and $6.9 million we received in fiscal 2012 related to continuing operations and discontinued operations, respectively, included $10.0 million and $6.3 million, respectively, of previously withheld distributions received in the fourth quarter of fiscal 2012.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. The implementation is expected to occur in phases over the next two years. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no changes in our internal controls over financial reporting during our fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com.

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2014 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.
All information required to be reported under this item will be included in our proxy statement for our 2014 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2014 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
All information required to be reported under this item will be included in our proxy statement for our 2014 annual meeting, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
All information required to be reported under this item will be included in our proxy statement for our 2014 annual meeting, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:

(1)	Financial Statements:
Management’s Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012
Consolidated Balance Sheet at April 26, 2014, and April 27, 2013
Consolidated Statement of Cash Flows for the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012
Consolidated Statement of Changes in Equity for the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended April 26, 2014, April 27, 2013, and April 28, 2012

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
(10.5)*
2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 24, 2009)

(10.6)*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as amended through June 13, 2008 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2008)
(10.7)*	First 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)
(10.8)*	Second 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 15, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)
(10.9)*	Sample award agreement under the 2004 Long-Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)
(10.10)*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 21, 2013)
(10.11)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)
(10.12)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)
(10.13)*	First 2010 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2010 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.14)*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.15)*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2013)
(10.16)*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan
(11)	Statement regarding computation of per share earnings (See Note 20 to the Consolidated Financial Statements included in Item 8)
(12)	Not applicable
(13)	Not applicable
(14)	Not applicable
(16)	Not applicable

(18)	Not applicable
(21)	List of subsidiaries of La-Z-Boy Incorporated
(22)	Not applicable
(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(24)	Not applicable
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications pursuant to 18 U.S.C. Section 1350
(33)	Not applicable
(34)	Not applicable
(35)	Not applicable
(95)	Not applicable
(99)	Not applicable
(100)	Not applicable
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 17, 2014 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 17, 2014

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 26, 2014	$21,607	$(2,926)	$—		$(6,313	)(a)	$12,368
April 27, 2013	22,254	495	—		(1,142	)(a)	21,607
April 28, 2012	23,435	3,508	—		(4,689	)(a)	22,254

Allowance for deferred tax assets:
April 26, 2014	$6,619	$(135)	$—		$(1,784	)(b)	$4,700
April 27, 2013	8,258	131	(1,572	)(c)	(198	)(b)	6,619
April 28, 2012	52,613	160	1,687	(c)	(46,202	)(d)	8,258

(a) Deductions represented uncollectible accounts written off less recoveries of accounts receivable written off in prior years.
(b) Valuation allowance release.
(c) Represents impact of adjusting gross deferred tax assets.
(d) Represents utilization of loss carryovers.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 17, 2014		LA-Z-BOY INCORPORATED

	BY	/s/ Kurt L. Darrow
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 17, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/K.L. Darrow	/s/J.H. Foss
K.L. Darrow	J.H. Foss
Chairman, President and Chief Executive Officer	Director

/s/R.M. Gabrys	/s/J.L. Gurwitch
R.M. Gabrys	J.L. Gurwitch
Director	Director

/s/D.K. Hehl	/s/E.J. Holman
D.K. Hehl	E.J. Holman
Director	Director

/s/J.E. Kerr	/s/M.T. Lawton
J.E. Kerr	M.T. Lawton
Director	Director

/s/H.G. Levy	/s/W.A. McCollough
H.G. Levy	W.A. McCollough
Director	Director

/s/N.R. Qubein	/s/L.M. Riccio, Jr.
N.R. Qubein	L.M. Riccio, Jr.
Director	Senior Vice President, Chief Financial Officer

/s/M.L. Mueller
M.L. Mueller
Vice President, Corporate Controller and Chief Accounting Officer