Form 10-Q
period 2014-07-26
LA-Z-BOY INC
filed 2014-08-19
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JULY 26, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 12, 2014
Common Shares, $1.00 par value	52,528,653

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2015

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/26/14	7/27/13
Sales	$326,980	$305,502
Cost of sales
Cost of goods sold	215,831	203,949
Restructuring	(357)	87
Total cost of sales	215,474	204,036
Gross profit	111,506	101,466
Selling, general and administrative expense	95,015	86,701
Operating income	16,491	14,765
Interest expense	132	136
Interest income	202	180
Other income (expense), net	(258)	537
Income from continuing operations before income taxes	16,303	15,346
Income tax expense	5,755	5,445
Income from continuing operations	10,548	9,901
Income from discontinued operations, net of tax	2,497	34
Net income	13,045	9,935
Net (income) loss attributable to noncontrolling interests	36	(345)
Net income attributable to La-Z-Boy Incorporated	$13,081	$9,590

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$10,584	$9,556
Income from discontinued operations	2,497	34
Net income attributable to La-Z-Boy Incorporated	$13,081	$9,590

Basic average shares	52,191	52,343
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.20	$0.18
Income from discontinued operations	0.05	—
Basic net income attributable to La-Z-Boy Incorporated per share	$0.25	$0.18

Diluted average shares	52,627	53,051
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.20	$0.18
Income from discontinued operations	0.05	—
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.25	$0.18

Dividends declared per share	$0.06	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Net income	$13,045	$9,935
Other comprehensive income (loss)
Currency translation adjustment	528	(1,243)
Change in fair value of cash flow hedges, net of tax	105	(280)
Net unrealized gains on marketable securities, net of tax	211	273
Net pension amortization, net of tax	434	547
Total other comprehensive income (loss)	1,278	(703)
Total comprehensive income before allocation to noncontrolling interests	14,323	9,232
Comprehensive (income) loss attributable to noncontrolling interests	(77)	109
Comprehensive income attributable to La-Z-Boy Incorporated	$14,246	$9,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	7/26/14	4/26/14
Current assets
Cash and equivalents	$116,309	$149,661
Restricted cash	5,283	12,572
Receivables, net of allowance of $11,692 at 7/26/14 and $12,368 at 4/26/14	139,760	152,614
Inventories, net	161,318	147,009
Deferred income taxes — current	15,557	15,037
Business held for sale	3,188	4,290
Other current assets	42,372	41,490
Total current assets	483,787	522,673
Property, plant and equipment, net	144,815	127,535
Goodwill	13,923	13,923
Other intangible assets	4,544	4,544
Deferred income taxes — long-term	32,790	32,430
Other long-term assets, net	75,266	70,190
Total assets	$755,125	$771,295

Current liabilities
Current portion of long-term debt	$376	$7,497
Accounts payable	58,354	56,177
Business held for sale	730	832
Accrued expenses and other current liabilities	92,246	102,876
Total current liabilities	151,706	167,382
Long-term debt	207	277
Other long-term liabilities	76,119	73,918
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 52,529 outstanding at 7/26/14 and 51,981 outstanding at 4/26/14	52,529	51,981
Capital in excess of par value	264,919	262,901
Retained earnings	231,951	238,384
Accumulated other comprehensive loss	(30,215)	(31,380)
Total La-Z-Boy Incorporated shareholders’ equity	519,184	521,886
Noncontrolling interests	7,909	7,832
Total equity	527,093	529,718
Total liabilities and equity	$755,125	$771,295

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Cash flows from operating activities
Net income	$13,045	$9,935
Adjustments to reconcile net income to cash provided by (used for) operating activities
Restructuring	(347)	87
Deferred income tax expense (benefit)	(1,342)	700
Provision for doubtful accounts	(618)	(1,245)
Depreciation and amortization	5,379	5,847
Equity-based compensation expense	3,010	3,193
Change in receivables	12,441	21,812
Change in inventories	(15,874)	(11,688)
Change in other assets	2,985	(1,193)
Change in payables	(255)	1,907
Change in other liabilities	(19,646)	(16,335)
Net cash provided by (used for) operating activities	(1,222)	13,020

Cash flows from investing activities
Proceeds from disposal of assets	1,348	2,078
Capital expenditures	(19,406)	(3,216)
Purchases of investments	(15,941)	(6,432)
Proceeds from sales of investments	10,422	8,558
Change in restricted cash	7,289	(6)
Net cash provided by (used for) investing activities	(16,288)	982

Cash flows from financing activities
Payments on debt	(7,212)	(132)
Stock issued for stock and employee benefit plans	131	763
Excess tax benefit on stock option exercises	249	3,277
Purchases of common stock	(6,062)	(7,071)
Dividends paid	(3,119)	(2,110)
Net cash used for financing activities	(16,013)	(5,273)

Effect of exchange rate changes on cash and equivalents	171	(314)
Change in cash and equivalents	(33,352)	8,415
Cash and equivalents at beginning of period	149,661	131,085
Cash and equivalents at end of period	$116,309	$139,500

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$8,024	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 27, 2013	$52,392	$241,888	$226,044	$(35,496)	$7,140	$491,968
Net income			55,056		1,324	56,380
Other comprehensive income (loss)				4,116	(730)	3,386
Stock issued for stock and employee benefit plans, net of cancellations	937	2,395	(4,509)			(1,177)
Purchases of common stock	(1,348)	(3,056)	(27,693)			(32,097)
Stock option and restricted stock expense		8,739				8,739
Excess tax benefit from exercise of options		12,935				12,935
Dividends paid			(10,514)			(10,514)
Change in noncontrolling interests					98	98
At April 26, 2014	51,981	262,901	238,384	(31,380)	7,832	529,718
Net income (loss)			13,081		(36)	13,045
Other comprehensive income				1,165	113	1,278
Stock issued for stock and employee benefit plans, net of cancellations	798	(1,140)	(10,685)			(11,027)
Purchases of common stock	(250)	(101)	(5,710)			(6,061)
Stock option and restricted stock expense		3,010				3,010
Excess tax benefit from exercise of options		249				249
Dividends paid			(3,119)			(3,119)
At July 26, 2014	$52,529	$264,919	$231,951	$(30,215)	$7,909	$527,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The April 26, 2014, balance sheet was derived from our audited financial statements. The interim financial information was prepared in conformity with generally accepted accounting principles, and such principles were applied on a basis consistent with those reflected in our fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 25, 2015.

Note 2: Restructuring

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. As part of this restructuring, we will cease manufacturing casegoods in our Hudson, North Carolina facility during the second quarter of fiscal 2015, and transition our remaining Kincaid and American Drew bedroom product lines to imported product. Due to this plant closure, we will also be exiting the hospitality business as we manufactured those products in our Hudson facility. We are transitioning our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. The two North Wilkesboro facilities are currently being marketed for sale, as will the wood-working equipment from our Hudson plant.

As a result of our restructuring actions, we have recorded pre-tax restructuring charges of $7.7 million ($5.0 million after tax) since the inception of this plan, with $4.5 million pre-tax ($2.9 million after tax) related to continuing operations and $3.2 million pre-tax ($2.1 million after tax) related to discontinued operations. These charges relate to severance and benefit-related costs and various asset write-downs, including fixed assets, inventory, and tradenames. During the quarter ended July 26, 2014, we recorded pre-tax restructuring income of $0.4 million ($0.2 million after tax), mainly related to inventory recoveries.

As of July 26, 2014, we had a remaining restructuring liability of $0.4 million, which is expected to be settled by the end of fiscal 2015. The restructuring charges from continuing operations were recorded as a component of cost of sales, and restructuring charges related to discontinued operations were included in our income from discontinued operations in our consolidated statement of income.

Note 3: Discontinued Operations

During the fourth quarter of fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit to a group of investors and also classified Lea Industries, a division of La-Z-Boy Greensboro, Inc., as a business held for sale as part of a larger restructuring initiative (see Note 2 for additional information).

The operating results of Bauhaus and Lea Industries are reported as discontinued operations for all periods presented.  We had historically reported the results of our Bauhaus business unit as a component of our Upholstery segment and Lea Industries as a component of our Casegoods segment.

Also in the first quarter of fiscal 2015, we recorded $3.8 million of income in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated.  We sold this subsidiary in fiscal 2007, and reported it as discontinued operations at that time. The income related to the Continued Dumping and Subsidy Offset Act of 2000, which provides for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases, to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. When we sold American Furniture Company, Incorporated, our contract provided that we would receive a portion of any such duties to which that entity was entitled.  That entity subsequently filed for bankruptcy.  The funds were distributed by U.S. Customs to the bankruptcy trustee and by the trustee to be held in trust for us during the first quarter of fiscal 2015 and were received by us early in the second quarter.

The results of our discontinued operations for the three months ended July 26, 2014, and July 27, 2013, were as follows:

	Quarter Ended
(Amounts in thousands)	7/26/14	7/27/13
Net sales	$3,487	$13,411

Operating income from discontinued operations	$102	$56
Income from Continued Dumping and Subsidy Offset Act, net	3,763	—
Income tax expense	(1,368)	(22)
Income from discontinued operations, net of tax	$2,497	$34

The assets and liabilities of Lea Industries that were classified as held for sale are as follows:

(Amounts in thousands)	7/26/14	4/26/14
Assets
Receivables, net	$1,115	$1,190
Inventories, net	2,042	3,013
Other current assets	31	87
Total assets	$3,188	$4,290

Liabilities
Accounts payable	$289	$234
Accrued expenses and other current liabilities	441	576
Other long-term liabilities	—	22
Total liabilities	$730	$832

In our consolidated statement of cash flows, the activity of these discontinued operations was included along with our activity from continuing operations.

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/26/14	4/26/14
Raw materials	$79,134	$71,247
Work in process	13,635	13,722
Finished goods	98,180	91,842
FIFO inventories	190,949	176,811
Excess of FIFO over LIFO	(29,631)	(29,802)
Inventories, net	$161,318	$147,009

Note 5:  Investments

Our consolidated balance sheet at July 26, 2014, included $16.7 million of available-for-sale investments and $1.0 million of trading securities in other current assets and $43.1 million of available-for-sale investments in other long-term assets. Available-for-sale investments of $15.9 million and trading securities of $1.8 million were included in other current assets, and available-for-sale investments of $43.2 million were included in other long-term assets in our consolidated balance sheet at April 26, 2014. At July 26, 2014, and April 26, 2014, $45.2 million and $44.7 million, respectively, of these investments were to enhance returns on our cash. The remaining investments were designated to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, the amount of decline below cost would be charged against earnings.

The following is a summary of investments at July 26, 2014, and April 26, 2014:

As of July 26, 2014

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,565	$(45)	$8,574
Fixed income	181	(40)	50,925
Mutual funds	—	—	1,017
Other	1	(15)	254
Total securities	$1,747	$(100)	$60,770

As of April 26, 2014

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,246	$(52)	$8,216
Fixed income	166	(44)	50,510
Mutual funds	—	—	1,787
Other	1	(10)	425
Total securities	$1,413	$(106)	$60,938

The following table summarizes sales of available-for-sale securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Proceeds from sales	$10,422	$8,558
Gross realized gains	14	13
Gross realized losses	(8)	(36)

The fair value of fixed income available-for-sale securities by contractual maturity was $16.7 million within one year, $31.8 million within two to five years, $1.9 million within six to ten years and $0.5 million thereafter.

Note 6: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Service cost	$279	$311
Interest cost	1,267	1,206
Expected return on plan assets	(1,269)	(1,699)
Net amortization	665	891
Net periodic pension cost	$942	$709

Note 7: Product Warranties

We accrue an estimated liability for product warranties at the time the revenue is recognized. We estimate future warranty claims based on claims experience and any additional anticipated future costs on previously sold products. Our liability estimates incorporate the cost of repairs including materials consumed, labor and overhead amounts necessary to perform the repair and any costs associated with delivery of the repaired product to the customer. Approximately 95% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and up to a lifetime on certain mechanisms and frames. Labor costs relating to our parts are warrantied for one year. The warranty period begins when the product is received by the consumer. Considerable judgment is used in making our estimates. Differences between actual and estimated costs are recorded when the differences are known.

A reconciliation of the changes in our product warranty liability for the three months ended July 26, 2014, and July 27, 2013, is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Balance as of the beginning of the period	$16,013	$15,525
Accruals during the period	4,317	3,789
Accrual adjustments	(953)	—
Settlements during the period	(4,121)	(3,493)
Balance as of the end of the period	$15,256	$15,821

As of July 26, 2014, and April 26, 2014, $9.4 million and $9.8 million, respectively, of our product warranty liability was included in accrued expenses and other current liabilities in our consolidated balance sheet, with the remainder included in other long-term liabilities. The accruals recorded during the periods presented primarily reflected charges related to warranties issued during the respective periods. Accrual adjustments reflected a change in the prior estimates of our product warranty liability.

Note 8:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Equity-based awards expense	$3,010	$3,193
Liability-based awards expense (income)	(448)	1,904
Total stock-based compensation expense	$2,562	$5,097

The table below summarizes the grants made during the first quarter of fiscal 2015:

(Unaudited, shares/units in thousands)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	374	Equity	Common shares
Restricted stock	92	Equity	Common shares
Performance-based shares	192	Equity	Common shares

Stock Options. We granted 373,711 stock options to employees during the first quarter of fiscal 2015, and we also have stock options outstanding from previous grants. Stock options are accounted for as equity-based awards because upon exercise of the stock option they will be settled in common shares. Compensation expense for stock options is equal to the fair value on the date the award was approved and is recognized over the vesting period. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. Options granted to retirement eligible employees are expensed immediately. The fair value for the employee stock options granted was estimated at the date of the grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. Expected volatility was estimated based on the historical volatility of our common shares. The average expected life was based on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

The fair value of stock options granted during the first quarter of fiscal 2015 was calculated using the following assumptions:

(Unaudited)	7/26/14
Risk-free interest rate	1.59%
Dividend rate	1.00%
Expected life in years	5.0
Stock price volatility	54.40%
Fair value per share	$10.45

Stock Appreciation Rights.  We did not grant any SARs to employees during the first quarter of fiscal 2015, but have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and as such are accounted for as liability-based awards that will be remeasured to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. SARs granted to retirement eligible employees are expensed immediately. The fair value for the SARs is estimated at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The average expected life was based on the contractual term of the SARs and expected employee exercise and post-vesting employment termination trends (which is consistent with the expected life of our option awards). The risk-free rate was based on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014, we granted SARs as described in our Form 10-K for the fiscal year ended April 26, 2014. The fair value of the SARs granted during fiscal 2014 was remeasured at July 26, 2014, using the following assumptions:

(Unaudited)	7/26/14
Risk-free interest rate	1.68%
Dividend rate	1.10%
Expected life in years	3.88
Stock price volatility	45.62%
Fair value per share	$8.21

In fiscal 2013, we granted SARs as described in our Form 10-K for the fiscal year ended April 27, 2013. The fair value of the SARs granted during fiscal 2013 was remeasured at July 26, 2014, using the following assumptions:

(Unaudited)	7/26/14
Risk-free interest rate	0.90%
Dividend rate	1.10%
Expected life in years	2.96
Stock price volatility	41.13%
Fair value per share	$10.50

Restricted Stock. We awarded 92,161 shares of restricted stock to employees during the first quarter of fiscal 2015. Restricted stock is issued at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. In the event of an employee’s termination during the escrow period, the shares are returned at no cost to the company. Restricted stock awards are accounted for as equity-based awards because upon vesting they will be settled in common shares. The fair value of each share was $23.63, and was equal to the market value of our common shares on the date of grant. Compensation expense for restricted stock is equal to the fair value on the date the award was approved and is recognized over the vesting period. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Restricted Stock Units. We did not grant any restricted stock units to employees during the first quarter of fiscal 2015, but have restricted stock units outstanding from previous grants. These units are accounted for as liability-based awards because upon vesting these awards will be paid in cash. Compensation expense is initially measured and recognized based on the market value (intrinsic value) of our common stock on the grant date and amortized over the vesting period. The liability is remeasured and adjusted based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at July 26, 2014, was $21.63, and was equal to the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

Performance Awards. During the first quarter of fiscal 2015, we granted 191,783 performance-based shares, and we also have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return that our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

The performance-based shares are accounted for as equity-based awards because upon vesting they will be settled in common shares. The grant date fair value of performance-based shares is expensed over the service period. For performance-based shares that vest based on performance conditions, the fair value of the award was $22.91 for the fiscal 2015 grant which was the market value of our common shares on the date of grant less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained. For performance-based shares that vest based on market conditions, the fair value of each share was estimated using a Monte Carlo valuation model on the date of grant, and compensation cost is expensed over the vesting period, regardless of the ultimate vesting of the award, similar to the expensing of a stock option award. The fair value for the performance-based shares that vest based on market conditions, as determined by the Monte Carlo valuation, at the grant date was $29.64 and $26.08 for the fiscal 2015 grant and the fiscal 2014 grant, respectively.

We did not grant any performance-based units during the first quarter of fiscal 2015, but we have outstanding performance-based unit awards outstanding from previous grants. The performance-based units are accounted for as liability-based awards because upon vesting they will be paid in cash. For performance-based units that vest based on performance conditions, the fair value of each unit was $21.15 and $21.39 at July 26, 2014, for the awards granted in fiscal 2014 and fiscal 2013, respectively, which was the market value of our common shares on the last day of the reporting period less expected dividends to be paid prior to vesting, and compensation cost is expensed based on the probability that the performance goals will be obtained. For performance-based units that vest based on market conditions, the fair value of the award was estimated using a Monte Carlo valuation model on the last day of the reporting period, and compensation cost is expensed over the vesting period. The liability for these units is remeasured and adjusted based on the Monte Carlo valuation at the end of each reporting period until paid. Based on the Monte Carlo valuation, the fair value of each performance-based unit that vests based on market conditions was $26.78 and $30.70 at July 26, 2014, for the awards granted in fiscal 2014 and fiscal 2013, respectively.

Note 9: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss is as follows:

(Unaudited, amounts in thousands)	Unrealized gain on marketable securities	Translation adjustment	Change in fair value of cash flow hedge	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2013	$474	$4,779	$231	$(40,980)	$(35,496)
Changes before reclassifications	1,308	(2,324)	(780)	6,286	4,490
Amounts reclassified to net income	(300)	—	321	3,566	3,587
Tax effect	(384)	—	175	(3,752)	(3,961)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	624	(2,324)	(284)	6,100	4,116
Balance at April 26, 2014	1,098	2,455	(53)	(34,880)	(31,380)
Changes before reclassifications	347	415	152	—	914
Amounts reclassified to net income	(6)	—	18	701	713
Tax effect	(130)	—	(65)	(267)	(462)
Other comprehensive income attributable to La-Z-Boy Incorporated	211	415	105	434	1,165
Balance at July 26, 2014	$1,309	$2,870	$52	$(34,446)	$(30,215)

The unrealized gain on marketable securities was reclassified from accumulated other comprehensive loss to net income through other income (expense) in our consolidated statement of income, and the change in fair value of cash flow hedge and the net pension amortization were reclassified to net income through selling, general and administrative expense.

The components of non-controlling interest were as follows:

(Unaudited, amounts in thousands)
Balance at April 27, 2013	$7,140
Net income	1,324
Other comprehensive loss	(730)
Change in non-controlling interest	98
Balance at April 26, 2014	7,832
Net loss	(36)
Other comprehensive income	113
Balance at July 26, 2014	$7,909

Note 10: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment. During fiscal 2014, we sold our Bauhaus business unit and classified Lea Industries as held for sale. These operating units are presented as discontinued operations and prior financial information has been restated for the change in composition of our Upholstery and Casegoods segments.

Upholstery Segment. The Upholstery segment consists of two operating units: La-Z-Boy and England. This segment manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studio® locations, major dealers and other independent retailers.

Casegoods Segment. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. This segment sells imported or manufactured wood furniture to furniture retailers. Casegoods product includes bedroom, dining room, entertainment centers, occasional pieces and some coordinated upholstered furniture. The Casegoods segment sells to major dealers and other independent retailers, as well as La-Z-Boy Furniture Galleries® stores and operators of Comfort Studio® locations.

Retail Segment. The Retail segment consists of 102 company-owned La-Z-Boy Furniture Galleries® stores in 12 primary markets. The Retail segment sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Sales
Upholstery segment:
Sales to external customers	$227,156	$215,547
Intersegment sales	35,703	30,522
Upholstery segment sales	262,859	246,069
Casegoods segment:
Sales to external customers	25,953	22,670
Intersegment sales	2,970	2,129
Casegoods segment sales	28,923	24,799

Retail segment sales	72,905	66,274
Corporate and Other	966	1,011
Eliminations	(38,673)	(32,651)
Consolidated sales	$326,980	$305,502

Operating Income (Loss)
Upholstery segment	$22,017	$22,286
Casegoods segment	1,525	450
Retail segment	315	1,926
Restructuring	357	(87)
Corporate and Other	(7,723)	(9,810)
Consolidated operating income	$16,491	$14,765

Note 11: Income Taxes

Our effective tax rate for continuing operations for the first quarter of fiscal 2015 was 35.3% compared to 35.5% for the first quarter of fiscal 2014. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our consolidated balance sheet at the end of the first quarter of fiscal 2015 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The liability for uncertain income tax positions will be paid or released as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

A reconciliation of the numerators and denominators used in the computations of basic and diluted earnings per share is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$13,081	$9,590
Income allocated to participating securities	(81)	(117)
Net income available to common shareholders	$13,000	$9,473

Denominator:
Basic weighted average common shares outstanding	52,191	52,343
Add:
Contingent common shares	116	254
Stock option dilution	320	454
Diluted weighted average common shares outstanding	52,627	53,051

Contingent common shares reflect the dilutive effect of common shares that would be issued under the terms of performance-based share grants made to employees, assuming the reporting period was the performance period.

We had outstanding options to purchase 0.1 million shares for the quarter ended July 27, 2013, with a weighted average exercise price of $20.85.  There were no outstanding options to purchase shares that were excluded from the diluted share calculation because their effect would have been anti-dilutive for the quarter ended July 26, 2014.

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

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis at July 26, 2014, and April 26, 2014:

As of July 26, 2014

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,370	$58,383	$—
Trading securities	—	1,017	—
Total	$1,370	$59,400	$—

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2015.

As of April 26, 2014

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,521	$57,630	$—
Trading securities	—	1,787	—
Total	$1,521	$59,417	$—

(b)         There were no transfers between Level 1 and Level 2 during fiscal 2014.

At July 26, 2014, and April 26, 2014, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

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

This Management’s Discussion and Analysis only reflects results of our continuing operations, unless otherwise noted. During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit, and we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Greensboro, Inc. In the accompanying financial statements, we reported the operating results of Bauhaus and Lea Industries as discontinued operations for all periods presented, and classified the assets and liabilities of Lea Industries as held for sale as of July 26, 2014, and as of April 26, 2014. For the three months ended July 26, 2014, and July 27, 2013, we recorded pre-tax income of $0.1 million and $0.1 million, respectively ($0.1 million and $0.0 million after tax, respectively) in discontinued operations related to these businesses. We previously reported results of Bauhaus as a component of our Upholstery segment, and Lea Industries as a component of our Casegoods segment.

Also in the first quarter of fiscal 2015, we recorded $3.8 million of pre-tax income ($2.4 million after tax) in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated.  We sold this subsidiary in fiscal 2007, and reported it as discontinued operations at that time. The income related to the Continued Dumping and Subsidy Offset Act of 2000, which provides for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases, to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. When we sold American Furniture Company, Incorporated, our contract provided that we would receive a portion of any such duties to which that entity was entitled.  That entity subsequently filed for bankruptcy.  The funds were distributed by U.S. Customs to the bankruptcy trustee and by the trustee to be held in trust for us during the first quarter of fiscal 2015 and were received by us early in the second quarter.

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this report, and our representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

• future income, margins and cash flows
• future growth
• adequacy and cost of financial resources
• future economic performance
• industry and importing trends
• management plans

Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes,” “plans,” “intends” and “expects” or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of economic recovery or the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) any court actions requiring us to return any of the Continued Dumping and Subsidy Offset Act distributions we have received; (j) changes in the domestic or international regulatory environment; (k) adoption of new accounting principles; (l) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) information technology conversions or system failures; (o) effects of our brand awareness and marketing programs; (p) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (q) litigation arising out of alleged defects in our products; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) our ability to integrate acquired businesses and realize the benefit of anticipated synergies; (t) the results of our restructuring actions; and (u) those matters discussed in Item 1A of our fiscal 2014 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores that our subsidiaries own and operate. The centerpiece of our retail distribution strategy is our network of 317 La-Z-Boy Furniture Galleries® stores and 586 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.”  We own 102 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 586 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own dedicated in-store gallery programs with over 490 outlets and 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.4 million square feet.

Our business strategy is to deliver improved sales and earnings to shareholders over the long term through execution of our strategic initiatives. The foundation of our strategic initiatives is driving sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are driving this growth through our Live Life Comfortably marketing campaign, featuring Brooke Shields as our brand ambassador. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy’s appeal among a broader consumer demographic. We also are driving growth of our La-Z-Boy brand through a steady cadence of new product introductions, most recently with our new Urban Attitudes collection of smaller-scale furniture targeted at a more style-conscious demographic, as well as younger consumers and those living in more confined spaces in urban locations.

We believe a key strategy for growing our La-Z-Boy brand is the continued expansion of our branded distribution channels. We expect to achieve this growth through the execution of our 4-4-5 initiative, through which we expect to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five-year period that began with fiscal 2014. We are in the second year of this initiative, which also includes the expansion of our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels. We expect this initiative to generate growth in our Retail segment through increased company-owned store count, and to generate growth in our wholesale Upholstery segment as the proprietary distribution network is expanded.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•                  Upholstery Segment. Our Upholstery segment is our largest segment in terms of revenue and consists of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studio® locations, major dealers and other independent retailers.

•                  Casegoods Segment. Our Casegoods segment is an importer, marketer, manufacturer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells primarily to major dealers and other independent retailers, as well as La-Z-Boy Furniture Galleries® stores and operators of Comfort Studio® locations.

•                  Retail Segment. Our Retail segment consists of 102 company-owned La-Z-Boy Furniture Galleries® stores located in 12 markets ranging from southern California to the Midwest to the East Coast. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. As part of this restructuring, we will cease manufacturing casegoods in our Hudson, North Carolina facility during the second quarter of fiscal 2015, and transition our remaining Kincaid and American Drew bedroom product lines to imported product. Due to this plant closure, we will also be exiting the hospitality business as we manufactured those products in our Hudson facility. We are transitioning our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. The two North Wilkesboro facilities are currently being marketed for sale, as will the wood-working equipment from our Hudson plant. Also in connection with the restructuring, we are marketing for sale our youth furniture business, Lea Industries, as it does not align with our long-term strategic objectives. The impact of this restructuring is discussed in more detail throughout this Management’s Discussion and Analysis.

Results of Operations

Fiscal 2015 First Quarter Compared to Fiscal 2014 First Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	7/26/14	7/27/13	Percent Change
Consolidated sales	$326,980	$305,502	7.0%
Consolidated operating income	16,491	14,765	11.7%
Consolidated operating margin	5.0%	4.8%

Sales

Consolidated sales increased $21.5 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, an increase of 7.0%, due to higher sales in each of our segments. Our Upholstery segment sales increase was driven by stronger volume and selling price increases, partly offset by an unfavorable change in product mix. Our Casegoods segment sales increase was the result of stronger volume. Our Retail segment sales increase was due to the sales volume of our new and acquired stores.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Operating Margin

Our operating margin increased 0.2 percentage point for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

•                  Our gross margin improved 0.9 percentage point in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Gross margin in our Upholstery and Casegoods segments benefitted from higher unit volume. Our Retail segment gross margin improved as a result of improved merchandising. These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 0.7 percentage point in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, mainly as a result of spending for investment in our business during the quarter.

•                  Advertising costs increased 0.4 percentage point in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due primarily to increased spending related to our Live Life Comfortably marketing campaign.

•                  Distribution costs increased 0.4 percentage point in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. This increase was mainly due to the impact of the expansion of our regional distribution centers network.

•                  Investment in technology improvements, including our ERP system and the replacement of our website and e-commerce platform increased 0.3 percentage point in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

•                  Partly offsetting these investments in our business, we recorded incentive compensation costs that were $2.4 million lower in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, a decrease of 0.9 percentage point. The main driver of this decrease was the reduction in our share price during the quarter. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	7/26/14	7/27/13	Percent Change
Sales	$262,859	$246,069	6.8%
Operating income	22,017	22,286	(1.2)%
Operating margin	8.4%	9.1%

Sales

Our Upholstery segment’s sales increased $16.8 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, an increase of 6.8%. Increased unit volume drove a 6.2% increase and higher selling prices resulted in a 0.9% increase in sales in the first quarter of fiscal 2015, partly offset by unfavorable change in product mix. The increase in units sold during the first quarter of fiscal 2015 compared to the prior year most notably included a shift to more recliners, partly offset by fewer motion sofas and occasional chairs. We believe the increase in unit volume was a result of our continued investment in our Live Life Comfortably marketing campaign, through which we intend to widen our La-Z-Boy brand’s appeal to a broader consumer demographic. During the quarter we used the campaign to launch our new Urban Attitudes collection, which is intended to deliver market share gains by expanding our customer base to include younger consumers.  While we benefitted from the increased unit volume in the first quarter of fiscal 2015, the change in product mix to more recliners and fewer motion sofas negatively impacted the comparison of sales dollars in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, as recliners have a lower average selling price than motion sofas.

Operating Margin

Our Upholstery segment’s operating margin was 0.7 percentage point lower in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

•                  The segment’s gross margin increased 0.4 percentage point during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due to a combination of factors. Higher unit volume and selling prices, as well as operational efficiencies in our supply chain amounted to a 1.1 percentage point benefit. These items more than offset the impact of costs incurred to improve service levels to our customers of 0.6 percentage point and raw material cost increases of 0.3 percentage point.

•                  The segment’s SG&A expense as a percentage of sales increased 1.1 percentage point, mainly as a result of spending for investment in our business. The investments include higher advertising costs of 0.5 percentage point, due primarily to increased spending related to our Live Life Comfortably marketing campaign, and higher distribution costs of 0.4 percentage point, mainly due to the expansion of our regional distribution centers network. In addition, we had higher costs for investment in technology improvements, including our ERP system and the replacement of our website and e-commerce platform of 0.4 percentage point in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	7/26/14	7/27/13	Percent Change
Sales	$28,923	$24,799	16.6%
Operating income	1,525	450	238.9%
Operating margin	5.3%	1.8%

Sales

Our Casegoods segment’s sales increased $4.1 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, an increase of 16.6%. This increase was due to increased sales resulting from new product introductions, mainly the result of sales of new room groups we have introduced as part of our product refresh program through which we are shifting our product styling to more casual transitional and contemporary product, and the continued strength in our occasional business.

Operating Margin

Our Casegoods segment’s operating margin improved 3.5 percentage points in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

•                  The segment’s gross margin increased 1.6 percentage points during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, driven by the higher sales volume.

•                  The segment’s SG&A expense as a percentage of sales decreased 1.9 percentage points, mainly due to improved leverage of fixed SG&A costs resulting from the higher sales volume.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	7/26/14	7/27/13	Percent Change
Sales	$72,905	$66,274	10.0%
Operating income	315	1,926	(83.6)%
Operating margin	0.4%	2.9%

Sales

Our Retail segment’s sales increased $6.6 million in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, due to the sales volume of our new and acquired stores. On a same-store basis, we were able to positively convert lower traffic into an increase in ticket count and units per ticket, which resulted in sales for the first quarter of fiscal 2015 that were flat when compared to the first quarter of fiscal 2014.

Operating Margin

Our Retail segment’s operating margin was 2.5 percentage points lower in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.

•                  The segment’s gross margin improved 0.2 percentage point in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, benefitting from better product merchandising.

•                  The segment’s SG&A costs as a percent of sales increased 2.7 percentage points in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, mainly as a result of spending for investment in our business. The investments included costs related to new store openings, for the one company-owned La-Z-Boy Furniture Galleries® store opened during the first quarter of fiscal 2015, and the five company-owned La-Z-Boy Furniture Galleries® stores expected to open in the second quarter of fiscal 2015. These new stores are part of our 4-4-5 initiative, through which we expect to increase our company-owned store count and generate growth in our Retail segment. As we execute this initiative over the next few years, our SG&A costs will increase for items such as pre-opening rent, staffing, and technology-related expenses. The costs we incurred in the first quarter of fiscal 2015 included higher store labor costs of 1.4 percentage points, primarily for training of new associates and to prepare the new stores for opening, and higher distribution costs of 0.6 percentage point, partly related to building out the store floor inventory in our new stores and refreshing the accessory assortment throughout our existing store base in advance of the fall selling season. In addition, we incurred higher rent and other occupancy costs of 0.5 percentage point, including the rent cost during the period prior to the store opening.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	7/26/14	7/27/13	Percent Change
Sales
Corporate and Other	$966	$1,011	(4.5)%
Eliminations	(38,673)	(32,651)	(18.4)%

Operating income (loss)
Restructuring	357	(87)	N/M
Corporate and Other	(7,723)	(9,810)	21.3%

N/M — not meaningful

Sales

Eliminations increased in the first quarter of fiscal 2015 as compared to the same period in the prior year due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was lower in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 mainly due to lower incentive compensation costs of $1.7 million.

The $0.4 million restructuring income recorded in the first quarter of fiscal 2015 mainly related to inventory recoveries. The $0.1 million restructuring charge recorded in the first quarter of fiscal 2014 mainly related to write-downs associated with the closure of the lumber processing operation in our Casegoods segment.

Other Income (Expense)

Other income (expense) was $0.3 million of expense in the first quarter of fiscal 2015, compared to income of $0.5 million in the first quarter of fiscal 2014. This change was primarily due to fluctuations in foreign currency gains and losses.

Income Taxes

Our effective tax rate for continuing operations in the first quarter of fiscal 2015 was 35.3% compared to 35.5% for the first quarter of fiscal 2014. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures including the construction of our new world headquarters. We had cash and equivalents of $116.3 million at July 26, 2014, compared to $149.7 million at April 26, 2014. In addition, we had investments to enhance our returns on cash of $45.2 million at July 26, 2014, compared to $44.7 million at April 26, 2014. The decrease in cash and equivalents during the first quarter of fiscal 2015 was primarily attributable to cash used to settle incentive compensation awards, fund increases in inventories, and acquire assets through capital expenditures.  We also used cash to pay down debt, to purchase shares, and to fund dividend payments to shareholders. Partially offsetting these items were cash collections of accounts receivable and net income generated during the quarter.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million. At July 26, 2014, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $138.5 million.

Capital expenditures for the first quarter of fiscal 2015 were $19.4 million compared with $3.2 million during the first quarter of fiscal 2014. We began construction on our new world headquarters during the first quarter of fiscal 2014, a project which is estimated at approximately $60 million. We expect this project to continue through the third quarter of fiscal 2015. We expect capital expenditures to be in the range of $60.0 million to $70.0 million in fiscal 2015, including approximately $44 million on our new world headquarters.

The board of directors has sole authority to determine if and when future dividends will be declared and on what terms. The board currently expects to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/26/14	7/27/13
Cash Flows Provided By (Used For)
Net cash provided by (used for) operating activities	$(1,222)	$13,020
Net cash provided by (used for) investing activities	(16,288)	982
Net cash used for financing activities	(16,013)	(5,273)
Exchange rate changes	171	(314)
Change in cash and equivalents	$(33,352)	$8,415

Operating Activities

During the first quarter of fiscal 2015, net cash used for operating activities was $1.2 million. Our cash used for operating activities was primarily attributable to cash used to settle incentive compensation awards and to fund increases in inventories. The increase in inventories of $15.9 million during the first quarter of fiscal 2015 was primarily related to increased raw materials inventory, in order to build inventory in anticipation of a potential labor strike in a main port on the west coast, as well as higher finished goods inventory in our regional distribution centers to improve our in-stock position on key items for our customers. Partially offsetting these items were cash collections of accounts receivable of $12.4 million, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers, and net income generated during the quarter.

During the first quarter of fiscal 2014, net cash provided by operating activities was $13.0 million. Our cash provided by operating activities was mainly the result of pre-tax income generated during the first quarter of fiscal 2014 as well as cash collections of accounts receivable, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. These items were partially offset by cash used to settle incentive compensation awards and to fund increases in inventories. The increase in inventories during the quarter was primarily related to a planned increase in raw materials in order to improve our in-stock position for the upcoming fall selling season. In addition, our finished goods inventory in our Upholstery segment increased during the quarter, due to strong order levels during the quarter that resulted in units built during the quarter but not yet shipped as of the end of the quarter.

Investing Activities

During the first quarter of fiscal 2015, net cash used for investing activities was $16.3 million, including capital expenditures of $19.4 million. Capital expenditures during the quarter primarily related to spending on our new world headquarters, as well as spending on new stores and manufacturing machinery and equipment. In addition, we invested $5.5 million of cash during the quarter to purchase life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan. Partly offsetting these items was a reduction in restricted cash of $7.3 million, all of which related to an outstanding letter of credit that expired when we paid off our outstanding industrial revenue bond.

During the first quarter of fiscal 2014, net cash provided by investing activities was $1.0 million. Several of our investments matured during the first quarter of fiscal 2014, and due to the timing of their maturities, we were not able to reinvest those amounts prior to quarter-end.  Additionally, we had proceeds realized from the sale of assets.  Partially offsetting these items were capital expenditures of $3.2 million.

Financing Activities

During the first quarter of fiscal 2015, we used $16.0 million net cash for financing activities, primarily in purchasing our common stock and paying our quarterly dividend. In addition, we used cash to pay off an industrial revenue bond of $7.1 million that we used to finance the construction of one of our manufacturing facilities.

In the first quarter of fiscal 2014, we used $5.3 million net cash primarily for purchases of common stock and payment of our quarterly dividend.

Our board of directors has authorized the purchase of company stock. As of July 26, 2014, 2.6 million shares remained available for purchase pursuant to this authorization. We purchased 0.3 million shares during the first quarter of fiscal 2015, for a total of $6.1 million. With the cash flows we anticipate generating in fiscal 2015, we expect to continue being opportunistic in purchasing company stock. In August 2014, our board of directors approved the addition of 5.0 million shares to this plan for repurchase. The authorization has no expiration date.

Other

Our consolidated balance sheet at the end of the first quarter of fiscal 2015 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The liability for uncertain income tax positions will be paid or released as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the first quarter of fiscal 2015, there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2014 Annual Report on Form 10-K.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended April 26, 2014. There were no material changes to our critical accounting policies during the first quarter of fiscal 2015.

Business Outlook

We are confident we have a solid strategy in place to drive long-term profitable growth.  The La-Z-Boy brand is the strongest in the furniture industry, our branded distribution network is vast, including more than 900 locations, and we have a unique multi-channel network, where we sell through both the branded channel and to a large and varied dealer base. Our 4-4-5 store growth strategy has great potential, and we are investing in the company across multiple areas to deliver future performance. Importantly, as our retail network grows, we will leverage the efficiencies of our lean manufacturing operations and deliver ongoing results through our integrated retail model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2015, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2014.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. The implementation is expected to occur in phases into fiscal 2016. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 26, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our risk factors are disclosed in our Form 10-K for the fiscal year ended April 26, 2014. There have been no material changes to our risk factors during the first quarter of fiscal 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of July 26, 2014, 2.6 million shares remained available for purchase pursuant to this authorization. We purchased 0.3 million shares during the first quarter of fiscal 2015, for a total of $6.1 million. During the first quarter of fiscal 2015, pursuant to the existing board authorization, we adopted a plan to purchase company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 10b5-1 plan was effective May 5, 2014. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The 10b5-1 plan expires at the close of business on August 31, 2014. With the cash flows we anticipate generating in fiscal 2015, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended July 26, 2014:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan (3)
Fiscal May (April 27 — May 31, 2014)	90	$24.54	90	2,745
Fiscal June (June 1 — June 28, 2014)	114	$24.28	114	2,631
Fiscal July (June 29 — July 26, 2014)	72	$23.09	46	2,585
Fiscal First Quarter of 2015	276	$24.05	250	2,585

(1)         In addition to the 250,000 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 25,568 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.

(2)         On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and between October 1987 and July 26, 2014, 22.0 million shares were added to the plan for repurchase. In August 2014, our board of directors approved the addition of 5.0 million shares to the plan for repurchase. The authorization has no expiration date.

(3)         Information in this column is as of July 26, 2014, and does not include the additional shares authorized in August 2014.

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

Date: August 19, 2014

BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Corporate Controller
On behalf of the Registrant and as
Chief Accounting Officer