Form 10-Q
period 2014-10-25
LA-Z-BOY INC
filed 2014-11-18
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED OCTOBER 25, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 11, 2014
Common Shares, $1.00 par value	51,772,022

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2015

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/25/14	10/26/13
Sales	$365,601	$352,271
Cost of sales
Cost of goods sold	235,716	229,727
Restructuring	(10)	(142)
Total cost of sales	235,706	229,585
Gross profit	129,895	122,686
Selling, general and administrative expense	99,683	96,568
Restructuring	20	—
Operating income	30,192	26,118
Interest expense	145	133
Interest income	233	176
Other income (expense), net	152	(279)
Income from continuing operations before income taxes	30,432	25,882
Income tax expense	10,743	8,425
Income from continuing operations	19,689	17,457
Income (loss) from discontinued operations, net of tax	285	(440)
Net income	19,974	17,017
Net income attributable to noncontrolling interests	(445)	(273)
Net income attributable to La-Z-Boy Incorporated	$19,529	$16,744

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$19,244	$17,184
Income (loss) from discontinued operations	285	(440)
Net income attributable to La-Z-Boy Incorporated	$19,529	$16,744

Basic average shares	52,279	52,537
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.37	$0.33
Income (loss) from discontinued operations	—	(0.01)
Basic net income attributable to La-Z-Boy Incorporated per share	$0.37	$0.32

Diluted average shares	52,723	53,261
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.36	$0.32
Income (loss) from discontinued operations	0.01	(0.01)
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.37	$0.31

Dividends declared per share	$0.06	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/25/14	10/26/13
Sales	$692,581	$657,773
Cost of sales
Cost of goods sold	451,547	433,676
Restructuring	(367)	(55)
Total cost of sales	451,180	433,621
Gross profit	241,401	224,152
Selling, general and administrative expense	194,698	183,269
Restructuring	20	—
Operating income	46,683	40,883
Interest expense	277	269
Interest income	435	356
Other income (expense), net	(106)	258
Income from continuing operations before income taxes	46,735	41,228
Income tax expense	16,498	13,870
Income from continuing operations	30,237	27,358
Income (loss) from discontinued operations, net of tax	2,782	(406)
Net income	33,019	26,952
Net income attributable to noncontrolling interests	(409)	(618)
Net income attributable to La-Z-Boy Incorporated	$32,610	$26,334

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$29,828	$26,740
Income (loss) from discontinued operations	2,782	(406)
Net income attributable to La-Z-Boy Incorporated	$32,610	$26,334

Basic average shares	52,235	52,440
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.57	$0.51
Income (loss) from discontinued operations	0.05	(0.01)
Basic net income attributable to La-Z-Boy Incorporated per share	$0.62	$0.50

Diluted average shares	52,662	53,176
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.56	$0.50
Income (loss) from discontinued operations	0.06	(0.01)
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.62	$0.49

Dividends declared per share	$0.12	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13
Net income	$19,974	$17,017
Other comprehensive income (loss)
Currency translation adjustment	(482)	(64)
Change in fair value of cash flow hedges, net of tax	(305)	(84)
Net unrealized gain (loss) on marketable securities, net of tax	(112)	372
Net pension amortization, net of tax	435	548
Total other comprehensive income (loss)	(464)	772
Total comprehensive income before allocation to noncontrolling interests	19,510	17,789
Comprehensive income attributable to noncontrolling interests	(310)	(277)
Comprehensive income attributable to La-Z-Boy Incorporated	$19,200	$17,512

	Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13
Net income	$33,019	$26,952
Other comprehensive income (loss)
Currency translation adjustment	46	(1,307)
Change in fair value of cash flow hedges, net of tax	(200)	(364)
Net unrealized gain on marketable securities, net of tax	99	645
Net pension amortization, net of tax	869	1,095
Total other comprehensive income	814	69
Total comprehensive income before allocation to noncontrolling interests	33,833	27,021
Comprehensive income attributable to noncontrolling interests	(387)	(168)
Comprehensive income attributable to La-Z-Boy Incorporated	$33,446	$26,853

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	10/25/14	4/26/14
Current assets
Cash and equivalents	$115,325	$149,661
Restricted cash	5,285	12,572
Receivables, net of allowance of $11,288 at 10/25/14 and $12,368 at 4/26/14	156,403	152,614
Inventories, net	158,326	147,009
Deferred income taxes — current	15,566	15,037
Business held for sale	1,407	4,290
Other current assets	43,117	41,490
Total current assets	495,429	522,673
Property, plant and equipment, net	158,596	127,535
Goodwill	13,923	13,923
Other intangible assets	4,544	4,544
Deferred income taxes — long-term	33,227	32,430
Other long-term assets, net	65,007	70,190
Total assets	$770,726	$771,295

Current liabilities
Current portion of long-term debt	$353	$7,497
Accounts payable	55,419	56,177
Business held for sale	442	832
Accrued expenses and other current liabilities	103,198	102,876
Total current liabilities	159,412	167,382
Long-term debt	85	277
Other long-term liabilities	79,303	73,918
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 51,892 outstanding at 10/25/14 and 51,981 outstanding at 4/26/14	51,892	51,981
Capital in excess of par value	266,959	262,901
Retained earnings	235,400	238,384
Accumulated other comprehensive loss	(30,544)	(31,380)
Total La-Z-Boy Incorporated shareholders’ equity	523,707	521,886
Noncontrolling interests	8,219	7,832
Total equity	531,926	529,718
Total liabilities and equity	$770,726	$771,295

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13
Cash flows from operating activities
Net income	$33,019	$26,952
Adjustments to reconcile net income to cash provided by (used for) operating activities
Restructuring	(332)	(55)
Deferred income tax benefit	(1,799)	(391)
Provision for doubtful accounts	(1,113)	(1,994)
Depreciation and amortization	10,996	11,661
Equity-based compensation expense	5,047	5,671
Change in receivables	(2,135)	1,298
Change in inventories	(11,006)	(10,561)
Change in other assets	6,253	(1,920)
Change in payables	(785)	3,772
Change in other liabilities	(6,377)	(2,020)
Net cash provided by operating activities	31,768	32,413

Cash flows from investing activities
Proceeds from disposal of assets	6,534	2,241
Capital expenditures	(40,580)	(14,323)
Purchases of investments	(24,224)	(23,180)
Proceeds from sales of investments	17,827	18,196
Change in restricted cash	7,287	120
Net cash used for investing activities	(33,156)	(16,946)

Cash flows from financing activities
Payments on debt	(7,358)	(263)
Stock issued for stock and employee benefit plans	161	2,983
Excess tax benefit on stock option exercises	252	5,228
Purchases of common stock	(19,654)	(13,681)
Dividends paid	(6,274)	(4,214)
Net cash used for financing activities	(32,873)	(9,947)

Effect of exchange rate changes on cash and equivalents	(75)	(360)
Change in cash and equivalents	(34,336)	5,160
Cash and equivalents at beginning of period	149,661	131,085
Cash and equivalents at end of period	$115,325	$136,245

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$5,339	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 27, 2013	$52,392	$241,888	$226,044	$(35,496)	$7,140	$491,968
Net income			55,056		1,324	56,380
Other comprehensive income (loss)				4,116	(730)	3,386
Stock issued for stock and employee benefit plans, net of cancellations	937	2,395	(4,509)			(1,177)
Purchases of common stock	(1,348)	(3,056)	(27,693)			(32,097)
Stock option and restricted stock expense		8,739				8,739
Excess tax benefit from exercise of options		12,935				12,935
Dividends paid			(10,514)			(10,514)
Change in noncontrolling interests					98	98
At April 26, 2014	51,981	262,901	238,384	(31,380)	7,832	529,718
Net income			32,610		409	33,019
Other comprehensive income (loss)				836	(22)	814
Stock issued for stock and employee benefit plans, net of cancellations	801	(1,113)	(10,684)			(10,996)
Purchases of common stock	(890)	(128)	(18,636)			(19,654)
Stock option and restricted stock expense		5,047				5,047
Excess tax benefit from exercise of options		252				252
Dividends paid			(6,274)			(6,274)
At October 25, 2014	$51,892	$266,959	$235,400	$(30,544)	$8,219	$531,926

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The April 26, 2014, balance sheet was derived from our audited financial statements. The interim financial information was prepared in conformity with generally accepted accounting principles, which were applied on a basis consistent with those reflected in our fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), which are necessary for a fair presentation of results for the respective interim period. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 25, 2015.

Note 2: Restructuring

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. We ceased casegoods manufacturing operations at our Hudson, North Carolina facility during the second quarter of fiscal 2015. As a result of this restructuring, we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product and exited the hospitality business as we manufactured those products in our Hudson facility. We are transitioning our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. We sold one of the two North Wilkesboro facilities during the second quarter of fiscal 2015 and are currently marketing the second facility for sale. In addition, we sold most of the wood-working equipment from our Hudson plant during the first six months of fiscal 2015.

We have recorded pre-tax restructuring charges of $7.7 million ($5.0 million after tax) since the inception of this restructuring plan, with $4.5 million pre-tax ($2.9 million after tax) related to continuing operations and $3.2 million pre-tax ($2.1 million after tax) related to discontinued operations. These charges relate to severance and benefit-related costs and various asset write-downs, including fixed assets, inventory and tradenames. During the quarter and six months ended October 25, 2014, we recorded pre-tax restructuring charges of less than $0.1 million before and after tax and restructuring income of $0.3 million ($0.2 million after tax), respectively, mainly related to inventory recoveries net of severance and benefit related costs.

We had a remaining restructuring liability of $0.4 million as of October 25, 2014, which we expect to be settled by the end of fiscal 2015. We included restructuring charges related to discontinued operations in our income from discontinued operations in our consolidated statement of income.

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

In the first quarter of fiscal 2015, we recorded $3.8 million of income in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007, and reported it as discontinued operations at that time. The income related to the Continued Dumping and Subsidy Offset Act of 2000, which provides for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases, to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. When we sold American Furniture Company, Incorporated, our contract provided that we would receive a portion of any such duties to which that entity was entitled. That entity subsequently filed for bankruptcy. The funds were distributed by U.S. Customs to the bankruptcy trustee and by the trustee to be held in trust for us during the first quarter of fiscal 2015 and were received by us early in the second quarter of fiscal 2015.

The results of our discontinued operations for the quarter and six months ended October 25, 2014, and October 26, 2013, were as follows:

	Quarter Ended		Six Months Ended
(Amounts in thousands)	10/25/14	10/26/13	10/25/14	10/26/13
Net sales	$3,301	$14,132	$6,788	$27,543

Operating income (loss) from discontinued operations	$459	$(699)	$561	$(643)
Income from Continued Dumping and Subsidy Offset Act, net	—	—	3,763	—
Income tax (expense) benefit	(174)	259	(1,542)	237
Income (loss) from discontinued operations, net of tax	$285	$(440)	$2,782	$(406)

The assets and liabilities of Lea Industries that we classified as held for sale were as follows:

(Amounts in thousands)	10/25/14	4/26/14
Assets
Receivables, net	$1,015	$1,190
Inventories, net	376	3,013
Other current assets	16	87
Total assets	$1,407	$4,290

Liabilities
Accounts payable	$9	$234
Accrued expenses and other current liabilities	433	576
Other long-term liabilities	—	22
Total liabilities	$442	$832

In our consolidated statement of cash flows, we included the activity of these discontinued operations along with our activity from continuing operations.

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/25/14	4/26/14
Raw materials	$74,707	$71,247
Work in process	11,912	13,722
Finished goods	99,312	91,842
FIFO inventories	185,931	176,811
Excess of FIFO over LIFO	(27,605)	(29,802)
Inventories, net	$158,326	$147,009

During the second quarter of fiscal 2015, we ceased manufacturing casegoods product domestically, and as a result the stream of domestically manufactured inventory will not be replaced. This resulted in a $2.0 million reduction to our LIFO reserve during the second quarter of fiscal 2015, which we recorded as a component of cost of sales in our consolidated statement of income.

Note 5: Investments

In our consolidated balance sheet at October 25, 2014, we included $20.3 million of available-for-sale investments and $0.5 million of trading securities in other current assets and $39.1 million of available-for-sale investments in other long-term assets. In our consolidated balance sheet at April 26, 2014, we included available-for-sale investments of $15.9 million and trading securities of $1.8 million in other current assets and available-for-sale investments of $43.2 million in other long-term assets. At October 25, 2014, and April 26, 2014, $45.2 million and $44.7 million, respectively, of these investments were to enhance returns on our cash. We designated the remaining investments to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, we would recognize the amount of decline below cost as part of our earnings.

The following is a summary of investments at October 25, 2014, and April 26, 2014:

As of October 25, 2014

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,436	$(102)	$8,410
Fixed income	194	(45)	50,802
Mutual funds	—	—	493
Other	1	(18)	208
Total securities	$1,631	$(165)	$59,913

As of April 26, 2014

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,246	$(52)	$8,216
Fixed income	166	(44)	50,510
Mutual funds	—	—	1,787
Other	1	(10)	425
Total securities	$1,413	$(106)	$60,938

The following table summarizes sales of available-for-sale securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13	10/25/14	10/26/13
Proceeds from sales	$7,405	$9,636	$17,827	$18,196
Gross realized gains	31	32	45	45
Gross realized losses	(22)	(29)	(30)	(65)

The fair value of fixed income available-for-sale securities by contractual maturity was $20.3 million within one year, $28.2 million within two to five years, $1.9 million within six to ten years and $0.4 million thereafter.

Note 6: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13	10/25/14	10/26/13
Service cost	$279	$311	$558	$622
Interest cost	1,267	1,206	2,534	2,412
Expected return on plan assets	(1,269)	(1,700)	(2,538)	(3,399)
Net amortization	665	892	1,330	1,783
Net periodic pension cost	$942	$709	$1,884	$1,418

Note 7: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims based on claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Approximately 95% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and up to a lifetime on certain mechanisms and frames. Our warranties cover labor costs relating to our parts for one year. Our warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability for the quarter and six months ended October 25, 2014, and October 26, 2013, is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13	10/25/14	10/26/13
Balance as of the beginning of the period	$15,256	$15,821	$16,013	$15,525
Accruals during the period	4,600	3,884	8,917	7,672
Accrual adjustments	—	—	(953)	—
Settlements during the period	(4,316)	(3,776)	(8,437)	(7,268)
Balance as of the end of the period	$15,540	$15,929	$15,540	$15,929

As of October 25, 2014, and April 26, 2014, we included $9.5 million and $9.8 million, respectively, of our product warranty liability in accrued expenses and other current liabilities in our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13	10/25/14	10/26/13
Equity-based awards expense	$2,037	$2,478	$5,047	$5,671
Liability-based awards expense	821	1,886	373	3,790
Total stock-based compensation expense	$2,858	$4,364	$5,420	$9,461

The table below summarizes the grants we made during the first six months of fiscal 2015:

(Unaudited, shares/units in thousands)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	374	Equity	Common shares
Restricted stock	103	Equity	Common shares
Restricted stock units — directors	33	Equity	Common shares
Performance-based shares	192	Equity	Common shares

Stock Options. We granted 373,711 stock options to employees during the first quarter of fiscal 2015, and we also have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement eligible employees immediately. We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise and post-vesting employment termination trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

We calculated the fair value of stock options granted during the first quarter of fiscal 2015 using the following assumptions:

(Unaudited)	7/26/14
Risk-free interest rate	1.59%
Dividend rate	1.00%
Expected life in years	5.0
Stock price volatility	54.40%
Fair value per share	$10.45

Stock Appreciation Rights. We did not grant any SARs to employees during the first six months of fiscal 2015, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we will remeasure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement eligible employees immediately. We estimate the fair value of SARs at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise and post-vesting employment termination trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014, we granted SARs as described in our Form 10-K for the fiscal year ended April 26, 2014. At October 25, 2014, we measured the fair value of the SARs granted during fiscal 2014 using the following assumptions:

(Unaudited)	10/25/14
Risk-free interest rate	1.05%
Dividend rate	1.10%
Expected life in years	3.63
Stock price volatility	43.20%
Fair value per share	$7.67

In fiscal 2013, we granted SARs as described in our Form 10-K for the fiscal year ended April 27, 2013. At October 25, 2014, we remeasured the fair value of the SARs granted during fiscal 2013 using the following assumptions:

(Unaudited)	10/25/14
Risk-free interest rate	1.05%
Dividend rate	1.10%
Expected life in years	2.71
Stock price volatility	35.22%
Fair value per share	$10.25

Restricted Stock. We awarded 102,811 shares of restricted stock to employees during the first six months of fiscal 2015. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. In the event of an employee’s termination during the escrow period, the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting they will be settled in common shares. The majority of the restricted stock shares were awarded in the first quarter of fiscal 2015 with a fair value of $23.63 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Restricted Stock Units. We did not grant any restricted stock units to employees during the first six months of fiscal 2015, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at October 25, 2014, was $21.83, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

During the second quarter of fiscal 2015, we granted 33,250 restricted stock units to our non-employee directors. These restricted stock units vest upon the director leaving the board. We account for these restricted stock units as equity-based awards as they will be settled in shares of our common stock upon vesting. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $21.81.

Performance Awards. During the first quarter of fiscal 2015, we granted 191,783 performance-based shares, and we also have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because upon vesting they will be settled in common shares. For shares that vest based on our results relative to the performance goals, we expense as compensation cost over the performance period the fair value of the shares as of the day we granted the awards, taking into account the probability that we will satisfy the performance goals. The fair value of each share in the awards we granted in fiscal 2015 based on attaining performance goals was $22.91, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2015 and fiscal 2014 grants of shares that vest based on market conditions was $29.64 and $26.08, respectively.

We did not grant any performance-based units during the first six months of fiscal 2015, but we have outstanding performance-based unit awards from previous grants. We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. The fair value of each unit we granted in fiscal 2014 and fiscal 2013 based on attaining performance goals was $21.41 and $21.65, respectively, the market value of our common shares on the last day of the reporting period less the dividends we expect to pay before the awards vest. For performance-based units that vest based on market conditions, we use a Monte Carlo valuation model to estimate each unit’s fair value as of the last day of the reporting period. We remeasure and adjust the liability for these units based on the Monte Carlo valuation at the end of each reporting period until we pay out the units. Based on the Monte Carlo model, the fair value at October 25, 2014, of the fiscal 2014 and fiscal 2013 grants of units that vest based on market conditions was $28.22 and $32.67, respectively.

Note 9: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended October 25, 2014, and October 26, 2013, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 26, 2014	$2,870	$52	$1,309	$(34,446)	$(30,215)
Changes before reclassifications	(347)	(532)	(173)	—	(1,052)
Amounts reclassified to net income	—	40	(9)	702	733
Tax effect	—	187	70	(267)	(10)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(347)	(305)	(112)	435	(329)
Balance at October 25, 2014	$2,523	$(253)	$1,197	$(34,011)	$(30,544)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 27, 2013	$3,990	$(49)	$747	$(40,433)	$(35,745)
Changes before reclassifications	(68)	(18)	609	—	523
Amounts reclassified to net income	—	(119)	(3)	892	770
Tax effect	—	53	(234)	(344)	(525)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(68)	(84)	372	548	768
Balance at October 26, 2013	$3,922	$(133)	$1,119	$(39,885)	$(34,977)

The activity in accumulated other comprehensive loss for the six months ended October 25, 2014, and October 26, 2013, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 26, 2014	$2,455	$(53)	$1,098	$(34,880)	$(31,380)
Changes before reclassifications	68	(380)	174	—	(138)
Amounts reclassified to net income	—	58	(15)	1,403	1,446
Tax effect	—	122	(60)	(534)	(472)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	68	(200)	99	869	836
Balance at October 25, 2014	$2,523	$(253)	$1,197	$(34,011)	$(30,544)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2013	$4,779	$231	$474	$(40,980)	$(35,496)
Changes before reclassifications	(857)	(562)	1,030	—	(389)
Amounts reclassified to net income	—	(31)	20	1,783	1,772
Tax effect	—	229	(405)	(688)	(864)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(857)	(364)	645	1,095	519
Balance at October 26, 2013	$3,922	$(133)	$1,119	$(39,885)	$(34,977)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income (expense) in our consolidated statement of income, and reclassified the change in fair value of cash flow hedge and the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest for the quarter and six months ended October 25, 2014, and October 26, 2013, were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13	10/25/14	10/26/13
Balance as of the beginning of the period	$7,909	$6,771	$7,832	$7,140
Net income	445	273	409	618
Other comprehensive income (loss)	(135)	4	(22)	(450)
Change in non-controlling interest	—	359	—	99
Balance as of the end of the period	$8,219	$7,407	$8,219	$7,407

Note 10: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment. During fiscal 2014, we sold our Bauhaus business unit and classified Lea Industries as held for sale. These operating units are presented as discontinued operations, and we have restated prior financial information for the change in composition of our Upholstery and Casegoods segments.

Upholstery Segment. The Upholstery segment consists of two operating units: La-Z-Boy and England. This segment manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® and England Custom Comfort Center locations, major dealers and other independent retailers.

Casegoods Segment. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. This segment sells imported wood furniture to furniture retailers. Casegoods product includes bedroom, dining room, entertainment centers, occasional pieces and some manufactured coordinated upholstered furniture. The Casegoods segment sells to major dealers and other independent retailers, as well as La-Z-Boy Furniture Galleries® stores and operators of Comfort Studio® locations.

Retail Segment. The Retail segment consists of 107 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13	10/25/14	10/26/13
Sales
Upholstery segment:
Sales to external customers	$255,044	$252,123	$482,200	$467,670
Intersegment sales	42,223	34,881	77,926	65,403
Upholstery segment sales	297,267	287,004	560,126	533,073
Casegoods segment:
Sales to external customers	25,455	26,252	51,408	48,922
Intersegment sales	3,433	2,705	6,403	4,834
Casegoods segment sales	28,888	28,957	57,811	53,756

Retail segment sales	84,589	73,359	157,494	139,633
Corporate and Other	513	537	1,479	1,548
Eliminations	(45,656)	(37,586)	(84,329)	(70,237)
Consolidated sales	$365,601	$352,271	$692,581	$657,773

Operating Income (Loss)
Upholstery segment	$32,607	$32,701	$54,624	$54,987
Casegoods segment	2,995	1,170	4,520	1,620
Retail segment	3,682	3,251	3,997	5,177
Restructuring	(10)	142	347	55
Corporate and Other	(9,082)	(11,146)	(16,805)	(20,956)
Consolidated operating income	$30,192	$26,118	$46,683	$40,883

Note 11: Income Taxes

Our effective tax rate for continuing operations for both the second quarter and first six months of fiscal 2015 was 35.3%. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our effective tax rate for continuing operations in the second quarter and first six months of fiscal 2014 was 32.5% and 33.6%, respectively. The effective tax rate was lower in fiscal 2014 because we released a portion of our valuation allowance relating to our U.S. state deferred tax assets, resulting in a net tax benefit of $0.9 million. We determined during the second quarter of fiscal 2014 that we should reverse the valuation allowance because it had become more likely than not that we would realize the value of those deferred tax assets, a result primarily of our assessment of our cumulative pre-tax income in one jurisdiction. Absent this discrete adjustment, our effective tax rate would have been 36.0% for the second quarter of fiscal 2014 and 35.8% for the first six months of fiscal 2014.

Our consolidated balance sheet at the end of the second quarter of fiscal 2015 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

Note 12: Earnings per Share

Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. We grant restricted stock awards that contain non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13	10/25/14	10/26/13
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$19,529	$16,744	$32,610	$26,334
Income allocated to participating securities	(103)	(111)	(187)	(248)
Net income available to common shareholders	$19,426	$16,633	$32,423	$26,086

Denominator:
Basic weighted average common shares outstanding	52,279	52,537	52,235	52,440
Add:
Contingent common shares	161	320	132	305
Stock option dilution	283	404	295	431
Diluted weighted average common shares outstanding	52,723	53,261	52,662	53,176

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

For the quarter and six months ended October 25, 2014, we had outstanding options to purchase 0.4 million shares with a weighted average exercise price of $23.63. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the quarter and six months ended October 26, 2013.

Note 13: Fair Value Measurements

Accounting standards require that we put financial assets and liabilities into one of three categories based on the inputs we use to value them:

•                  Level 1 — Financial assets and liabilities that we value based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

•                  Level 2 — Financial assets and liabilities that we value based on quoted prices in markets that are not active or on model inputs that are observable for substantially the full term of the asset or liability.

•                  Level 3 — Financial assets and liabilities that we value based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

Accounting standards require that in making fair value measurements, we use observable market data when it is available. If we measure the fair value of an asset or liability using multiple inputs from different levels of the hierarchy, we are required to categorize the asset or liability as belonging to the lowest level with an input that is significant to the fair value measurement. We recognize transfers between levels at the end of the reporting period in which they occur.

In addition to assets and liabilities that we record at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. We measure non-financial assets such as trade names, goodwill, and other long-lived assets at fair value when there is an indicator of impairment, and we record them at fair value only when we recognize an impairment loss.

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at October 25, 2014, and April 26, 2014:

As of October 25, 2014

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,194	$58,226	$—
Trading securities	—	493	—
Total	$1,194	$58,719	$—

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2015.

As of April 26, 2014

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,521	$57,630	$—
Trading securities	—	1,787	—
Total	$1,521	$59,417	$—

(b)         There were no transfers between Level 1 and Level 2 during fiscal 2014.

At October 25, 2014, and April 26, 2014, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 14: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition, and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard is effective for our fiscal year 2018, and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

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

This Management’s Discussion and Analysis only reflects results of our continuing operations, unless otherwise noted. During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit, and we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Greensboro, Inc. In the accompanying financial statements, we reported the operating results of Bauhaus and Lea Industries as discontinued operations for all periods presented, and classified the assets and liabilities of Lea Industries as held for sale as of October 25, 2014, and as of April 26, 2014. For the quarter and six months ended October 25, 2014, we recorded pre-tax income of $0.5 million and $4.3 million, respectively ($0.3 million and $2.8 million after tax, respectively) compared with a pre-tax loss of $0.7 million and $0.6 million ($0.4 million and $0.4 million after tax) for the quarter and six months ended October 26, 2013, respectively, in discontinued operations related to these businesses. We previously reported results of Bauhaus as a component of our Upholstery segment, and Lea Industries as a component of our Casegoods segment.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of economic recovery or the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) changes in the domestic or international regulatory environment; (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (r) the results of our restructuring actions; and (s) those matters discussed in Item 1A of our fiscal 2014 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

La-Z-Boy Incorporated and its subsidiaries manufacture, market, import, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States according to the May 2014 Key Sources for the U.S. Furniture Market in Furniture Today. The La-Z-Boy Furniture Galleries® stores retail network is the second largest retailer of single-branded furniture in the United States according to the May 2014 Top 100 ranking by Furniture Today. In addition, the La-Z-Boy Furniture Galleries® stores retail network is ranked number 10 in the Top 100 U.S. furniture stores according to the May 2014 ranking by Furniture Today. We have seven major North American manufacturing locations to support our speed to market and customization strategy.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores that our subsidiaries own and operate. The centerpiece of our retail distribution strategy is our network of 325 La-Z-Boy Furniture Galleries® stores and 564 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” We own 107 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 564 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own dedicated in-store gallery programs with over 495 outlets and 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

Our goal is to deliver improved sales and earnings to shareholders over the long term through execution of our strategic initiatives. The foundation of our strategic initiatives is driving sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are driving this growth through our Live Life Comfortably marketing campaign, featuring Brooke Shields as our brand ambassador. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy’s appeal among a broader consumer demographic. We also are driving growth of our La-Z-Boy brand through a steady cadence of new product introductions, most recently with our new Urban Attitudes collection of smaller-scale furniture targeted at a more style-conscious demographic, as well as younger consumers and those living in more confined spaces in urban locations.

We believe a key strategy for growing our La-Z-Boy brand is the continued expansion of our branded distribution channels. We expect to achieve this growth through the execution of our 4-4-5 initiative, through which we expect to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five-year period that began with fiscal 2014. We are in the second year of this initiative. In addition, we are increasing our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels. We expect this initiative to generate growth in our Retail segment through increased company-owned store count, and to generate growth in our wholesale Upholstery segment as the proprietary distribution network is expanded.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•                  Upholstery Segment. Our Upholstery segment is our largest segment and consists of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® and England Custom Comfort Center locations, major dealers and other independent retailers.

•                  Casegoods Segment. Our Casegoods segment is an importer, marketer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells primarily to major dealers and other independent retailers, as well as La-Z-Boy Furniture Galleries® stores and operators of Comfort Studio® locations.

•                  Retail Segment. Our Retail segment consists of 107 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. We ceased casegoods manufacturing operations at our Hudson, North Carolina facility during the second quarter of fiscal 2015. As a result of this restructuring, we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product and exited the hospitality business as we manufactured those products in our Hudson facility. We are transitioning our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. We sold one of the two North Wilkesboro facilities during the second quarter of fiscal 2015 and are currently marketing the second facility for sale. In addition, we sold most of the wood-working equipment from our Hudson plant during the first six months of fiscal 2015. We marketed for sale our youth furniture business, Lea Industries, in connection with the restructuring, as it does not align with our long-term strategic objectives. The impact of this restructuring is discussed in more detail throughout this Management’s Discussion and Analysis.

Results of Operations

Fiscal 2015 Second Quarter Compared to Fiscal 2014 Second Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Consolidated sales	$365,601	$352,271	3.8%
Consolidated operating income	30,192	26,118	15.6%
Consolidated operating margin	8.3%	7.4%

Sales

Consolidated sales increased $13.3 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, an increase of 3.8%, due to higher sales in our Upholstery and Retail segments. Sales in our Casegoods segment declined slightly in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Our Upholstery segment sales increase was driven by stronger volume, partly offset by an unfavorable change in product mix. Our Retail segment sales increase was due to the sales volume of our new and acquired stores, as well as sales increases for our currently active stores which have been opened for a minimum of 12 months.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Operating Margin

Our operating margin increased 0.9 percentage point for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

•                  Our gross margin improved 0.7 percentage point in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 due to an improvement in our Casegoods segment, mostly due to the benefit of a reduction to our last-in, first-out (“LIFO”) reserve for domestically manufactured inventory. In addition, our consolidated gross margin increased due in part to fiscal 2015’s higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments. Partly offsetting the impact of these items was a decline in gross margin in our Upholstery segment, driven by disruptions to our manufacturing operations, and a decline in gross margin in our Retail segment, due to higher promotional activity in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales were 0.2 percentage point lower in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

•                  We recorded incentive compensation costs that were $3.1 million lower in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, a decrease of 1.0 percentage point. The main driver of this decrease was a smaller increase in our share price during the second quarter of fiscal 2015 compared to the increase in our share price during the second quarter of fiscal 2014. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period. In addition, our prior year results were stronger against the incentive-based targets than current year, contributing to the decrease in compensation costs in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

•                  Partly offsetting the lower incentive compensation costs was spending for investment in our business during the quarter. The most significant of these was investment in technology improvements, including our ERP system and the replacement of our website and e-commerce platform, which increased 0.4 percentage point in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. In addition, distribution costs increased 0.3 percentage point in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, mainly due to the impact of expanding our regional distribution centers network.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Sales	$297,267	$287,004	3.6%
Operating income	32,607	32,701	(0.3)%
Operating margin	11.0%	11.4%

Sales

Our Upholstery segment’s sales increased $10.3 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, an increase of 3.6%. Increased unit volume drove a 3.9% increase in sales, partly offset by unfavorable change in product mix. Selling prices were essentially flat in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. The increase in units sold during the second quarter of fiscal 2015 compared to the prior year included a shift to more stationary units, including sofas and occasional chairs. We believe the increase in unit volume was a result of our continued investment in our Live Life Comfortably marketing campaign, through which we intend to widen our La-Z-Boy brand’s appeal to a broader consumer demographic. This includes our new Urban Attitudes collection, which is intended to deliver market share gains by expanding our customer base to include younger consumers. While we benefitted from the increased unit volume in the second quarter of fiscal 2015, the change in product mix to more stationary sofas and fewer motion sofas negatively impacted the comparison of sales dollars in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, as stationary sofas have a lower average selling price than motion sofas. We also saw a shift to more fabric units and fewer leather units, also resulting in an unfavorable impact on sales dollars, as fabric units have a lower average selling price than leather units.

Operating Margin

Our Upholstery segment’s operating margin was 0.4 percentage point lower in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

•                  The segment’s gross margin declined 0.8 percentage point during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 due to a combination of factors. The shift in our product mix to more stationary units from motion units during the second quarter of fiscal 2015 caused disruptions in our ability to allocate production between our manufacturing facilities efficiently. We also experienced disruptions resulting from the ongoing implementation of our ERP system. These items amounted to a 0.9 percentage point decline in gross margin in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. In addition, raw material costs increased 0.5 percentage point. Partly offsetting these items was higher unit volume, as well as operational efficiencies in our supply chain, which together provided a 0.6 percentage point benefit.

•                  The segment’s SG&A expense as a percentage of sales improved 0.4 percentage point in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, mainly as a result of lower incentive compensation expense, partly offset by higher costs for investment in technology improvements, including our ERP system and the replacement of our website and e-commerce platform.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Sales	$28,888	$28,957	(0.2)%
Operating income	2,995	1,170	156.0%
Operating margin	10.4%	4.0%

Sales

Our Casegoods segment’s sales were $0.1 million lower in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, a decrease of 0.2%. This decrease was mainly due to higher promotional activity, as we phase out room groups and shift our product styling to more casual transitional and contemporary product.

Operating Margin

Our Casegoods segment’s operating margin improved 6.4 percentage points in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

•                  The segment’s gross margin increased 7.4 percentage points during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Gross margin in the second quarter of fiscal 2015 was 7.0 percentage points higher than the second quarter of fiscal 2014 due to a $2.0 million reduction to our LIFO reserve for domestically manufactured inventory. We ceased manufacturing product domestically during the second quarter of fiscal 2015, and as a result the stream of domestically manufactured inventory will not be replaced, and our LIFO reserve for this inventory was reduced accordingly. The remainder of the improvement in gross margin was due to the transition to an all-import model for our wood furniture.

•                  The segment’s SG&A expense as a percentage of sales increased 1.0 percentage point, mainly due to higher incentive compensation due to the improved financial performance for our Casegoods segment.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Sales	$84,589	$73,359	15.3%
Operating income	3,682	3,251	13.3%
Operating margin	4.4%	4.4%

Sales

Our Retail segment’s sales increased $11.2 million in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, partly due to the sales volume of our new and acquired stores. In addition, we were able to positively convert lower traffic into an increase in ticket count and units per ticket, which resulted in a 4.6% sales increase for our currently active stores which have been opened for a minimum of 12 months. We believe the increase in sales in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014 was due to our Live Life Comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment’s operating margin was 4.4% in the second quarter of fiscal 2015 and fiscal 2014.

•                  The segment’s gross margin was 0.7 percentage point lower in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, due to the impact of higher promotional activity, which drove our ability to convert lower traffic into an increase in ticket count and units per ticket.

•                  The segment’s SG&A costs as a percent of sales decreased 0.7 percentage point in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, primarily as a result of lower advertising expense of 0.5 percentage point, as well as lower incentive compensation expense of 0.5 percentage point. The lower advertising expense, as a percentage of sales, was a result of some advertising and promotional calendar shifts in the second quarter of fiscal 2015 compared to the prior year.

•                  Operating margin remained flat for the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014 as a result of spending for investment in our business. The investments included costs related to new store openings, for the five company-owned La-Z-Boy Furniture Galleries® stores opened during the second quarter of fiscal 2015, and one of the company-owned La-Z-Boy Furniture Galleries® stores which is expected to open in the third quarter of fiscal 2015. As we execute our growth strategy over the next few years, our SG&A costs will increase for items such as pre-opening rent, staffing, advertising and technology-related expenses. These investments, which reduced operating income by approximately $1.2 million in the second quarter of fiscal 2015, did not allow us to grow our operating margin on the additional sales volume.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Sales
Corporate and Other	$513	$537	(4.5)%
Eliminations	(45,656)	(37,586)	(21.5)%

Operating income (loss)
Restructuring	(10)	142	N/M
Corporate and Other	(9,082)	(11,146)	18.5%

N/M — not meaningful

Sales

Eliminations increased in the second quarter of fiscal 2015 compared to the same period in the prior year due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was lower in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, mainly due to lower incentive compensation costs of $1.3 million.

Income Taxes

Our effective tax rate for continuing operations for the second quarter of fiscal 2015 was 35.3%. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our effective tax rate for continuing operations for the second quarter of fiscal 2014 was 32.5%. Impacting our effective tax rate for the second quarter and first six months of fiscal 2014 was the release of a portion of the valuation allowance relating to our U.S. state deferred tax assets, resulting in a net tax benefit of $0.9 million. During the second quarter of fiscal 2014 we determined that the valuation allowance should be reversed because we believed that it had become more likely than not that the value of those deferred tax assets would be realized. This determination was primarily the result of our assessment of our cumulative pre-tax income in a certain jurisdiction. Absent this discrete adjustment, the effective tax rate for the second quarter of fiscal 2014 would have been 36.0%.

Results of Operations
Fiscal 2015 Six Months Compared to Fiscal 2014 Six Months

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Consolidated sales	$692,581	$657,773	5.3%
Consolidated operating income	46,683	40,883	14.2%
Consolidated operating margin	6.7%	6.2%

Sales

Consolidated sales increased $34.8 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, an increase of 5.3%, due to higher sales in each of our segments. Our Upholstery segment sales increase was driven by stronger volume and selling price increases, partly offset by an unfavorable change in product mix. Our Casegoods segment sales increase was the result of stronger volume, partly offset by the impact of higher promotional activity. Our Retail segment sales increase was due to the sales volume of our new and acquired stores, as well as sales increases for our currently active stores which have been opened for a minimum of 12 months.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Operating Margin

Our operating margin increased 0.5 percentage point for the first six months of fiscal 2015 compared to the first six months of fiscal 2014.

•                  Our gross margin improved 0.8 percentage point in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. Gross margin in our Casegoods segment benefitted from a reduction to our LIFO reserve for domestically manufactured inventory, as well as higher unit volume. In addition, our consolidated gross margin increased due in part to fiscal 2015’s higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments. Partly offsetting the impact of these items was a decline in gross margin in our Upholstery segment, driven by changes in product mix and disruptions in our manufacturing operations, and a decline in gross margin in our Retail segment, due to higher promotional activity in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 0.3 percentage point in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, mainly as a result of spending for investment in our business during the period.

•                  Distribution costs increased 0.3 percentage point in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, mainly due to the impact of expanding our regional distribution centers network.

•                  Investment in technology improvements, including our ERP system and the replacement of our website and e-commerce platform increased 0.3 percentage point in the first six months of fiscal 2015 compared to the first six months of fiscal 2014.

•                  Advertising costs increased 0.2 percentage point in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, due primarily to increased spending related to our Live Life Comfortably marketing campaign.

•                  These and other investments in our business were partly offset by incentive compensation costs that were $5.5 million lower in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, a decrease of 0.9 percentage point. The main driver of this decrease was the reduction in our share price during the first six months of fiscal 2015 compared to an increase in our share price during the first six months of fiscal 2014. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period. In addition, our prior year results were stronger against the incentive-based targets than current year, contributing to the decrease in compensation costs in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Sales	$560,126	$533,073	5.1%
Operating income	54,624	54,987	(0.7)%
Operating margin	9.8%	10.3%

Sales

Our Upholstery segment’s sales increased $27.1 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, an increase of 5.1%. Increased unit volume drove a 4.9% increase and higher selling prices resulted in a 0.4% increase in sales in the first six months of fiscal 2015, partly offset by unfavorable change in product mix. The increase in units sold during the first six months of fiscal 2015 compared to the prior year included a shift to more recliners as well as more stationary units, including sofas and occasional chairs. We believe the increase in unit volume was a result of our continued investment in our Live Life Comfortably marketing campaign, through which we intend to widen our La-Z-Boy brand’s appeal to a broader consumer demographic. This includes our new Urban Attitudes collection, which is intended to deliver market share gains by expanding our customer base to include younger consumers. While we benefitted from the increased unit volume in the first six months of fiscal 2015, the change in product mix to more recliners and stationary sofas and fewer motion sofas negatively impacted the comparison of sales dollars in the first six months of fiscal 2015 compared to the first six months of fiscal

2014, as recliners and stationary sofas have a lower average selling price than motion sofas. We also saw a shift to more fabric units and fewer leather units, also resulting in an unfavorable impact on sales dollars, as fabric units have a lower average selling price than leather units.

Operating Margin

Our Upholstery segment’s operating margin was 0.5 percentage point lower in the first six months of fiscal 2015 compared to the first six months of fiscal 2014.

•                  The segment’s gross margin decreased 0.2 percentage point during the first six months of fiscal 2015 compared to the first six months of fiscal 2014 due to a combination of factors. The shift in our product mix during the first six months of fiscal 2015 caused disruptions in our ability to allocate production between our manufacturing facilities efficiently. We also experienced disruptions resulting from the ongoing implementation of our ERP system, as well as the impact of activities intended to improve service levels to our customers. These items amounted to a 0.7 percentage point reduction in gross margin in the first six months of fiscal 2015 compared to the first six months of fiscal 2014. In addition, we incurred raw material cost increases of 0.4 percentage point. These items were partly offset by the benefit of higher unit volume and selling prices, as well as operational efficiencies in our supply chain, which together amounted to a 0.9 percentage point benefit.

•                  The segment’s SG&A expense as a percentage of sales increased 0.3 percentage point in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, mainly as a result of spending for investment in our business. The investments include higher costs for investment in technology improvements, including our ERP system and the replacement of our website and e-commerce platform of 0.3 percentage point, and higher distribution costs of 0.3 percentage point, mainly due to expanding our regional distribution centers network. These items were partially offset by lower incentive compensation expense.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Sales	$57,811	$53,756	7.5%
Operating income	4,520	1,620	179.0%
Operating margin	7.8%	3.0%

Sales

Our Casegoods segment’s sales increased $4.1 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, an increase of 7.5%. This increase was due to increased sales resulting from new product introductions, mainly the result of sales of new room groups we have introduced as part of our product refresh program through which we are shifting our product styling to more casual transitional and contemporary product, and the continued strength in our occasional business. Partly offsetting the increased sales volume was the impact of higher promotional activity, as we phase out room groups through the product refresh program.

Operating Margin

Our Casegoods segment’s operating margin improved 4.8 percentage points in the first six months of fiscal 2015 compared to the first six months of fiscal 2014.

•                  The segment’s gross margin increased 4.5 percentage points during the first six months of fiscal 2015 compared to the first six months of fiscal 2014. Gross margin in the first six months of fiscal 2015 was 3.5 percentage points higher than the first six months of fiscal 2014 due to a $2.0 million reduction to our LIFO reserve for domestically manufactured inventory. We ceased manufacturing product domestically during the second quarter of fiscal 2015, and as a result the stream of domestically manufactured inventory will not be replaced, and our LIFO reserve for this inventory was reduced accordingly. The remainder of the improvement in gross margin was due to the transition to an all-import model for our wood furniture.

•                  The segment’s SG&A expense as a percentage of sales decreased 0.3 percentage point, mainly due to improved leverage of fixed SG&A costs resulting from the higher sales volume.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Sales	$157,494	$139,633	12.8%
Operating income	3,997	5,177	(22.8)%
Operating margin	2.5%	3.7%

Sales

Our Retail segment’s sales increased $17.9 million in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, partly due to the sales volume of our new and acquired stores. In addition, we were able to positively convert lower traffic into an increase in ticket count and units per ticket, which resulted in a 2.8% sales increase for our currently active stores which have been opened for a minimum of 12 months. We believe the increase in sales in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 was due to our Live Life Comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment’s operating margin was 1.2 percentage point lower in the first six months of fiscal 2015 compared to the first six months of fiscal 2014.

•                  The segment’s gross margin was 0.2 percentage point lower in the first six months of fiscal 2015 compared to the first six months of fiscal 2014, due to the impact of higher promotional activity, which drove our ability to convert lower traffic into an increase in ticket count and units per ticket.

•                  Operating margin was 1.2 percentage point lower in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 as a result of spending for investment in our business. The investments included costs related to new store openings, for the six company-owned La-Z-Boy Furniture Galleries® stores opened during the first six months of fiscal 2015, and one of the company-owned La-Z-Boy Furniture Galleries® stores which is expected to open in the third quarter of fiscal 2015. As we execute our growth strategy over the next few years, our SG&A costs will increase for items such as pre-opening rent, staffing, advertising and technology-related expenses. These investments, which reduced operating income by approximately $1.5 million in the first six months of fiscal 2015, caused our operating margin to decline on the additional sales volume.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	10/25/14	10/26/13	Percent Change
Sales
Corporate and Other	$1,479	$1,548	(4.5)%
Eliminations	(84,329)	(70,237)	(20.1)%

Operating income (loss)
Restructuring	347	55	N/M
Corporate and Other	(16,805)	(20,956)	19.8%

N/M — not meaningful

Sales

Eliminations increased in the first six months of fiscal 2015 compared to the same period in the prior year due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was lower in the first six months of fiscal 2015 compared to the first six months of fiscal 2014 mainly due to lower incentive compensation costs of $3.0 million.

Income Taxes

Our effective tax rate for continuing operations for the first six months of fiscal 2015 was 35.3%. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our effective tax rate for continuing operations for the first six months of fiscal 2014 was 33.6%. Impacting our effective tax rate for the first six months of fiscal 2014 was the release of a portion of the valuation allowance relating to our U.S. state deferred tax assets, resulting in a net tax benefit of $0.9 million. During the second quarter of fiscal 2014 we determined that the valuation allowance should be reversed because we believed that it had become more likely than not that the value of those deferred tax assets would be realized. This determination was primarily the result of our assessment of our cumulative pre-tax income in a certain jurisdiction. Absent this discrete adjustment, the effective tax rate for the first six months of fiscal 2014 would have been 35.8%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures including the construction of our new world headquarters. We had cash and equivalents of $115.3 million at October 25, 2014, compared to $149.7 million at April 26, 2014. In addition, we had investments to enhance our returns on cash of $45.2 million at October 25, 2014, compared to $44.7 million at April 26, 2014. The decrease in cash and equivalents during the first six months of fiscal 2015 was primarily attributable to cash used to acquire assets through capital expenditures, fund increases in inventories, and settle incentive compensation awards. We also used cash to purchase shares, pay down debt, and fund dividend payments to shareholders. Partially offsetting these items was net income generated during the period.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a 1.05 to 1.00 fixed charge coverage ratio requirement that applies when excess availability under the line is less than 12.5% of the revolving credit commitment of $150 million. At October 25, 2014, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $140.4 million.

We had capital expenditures of $40.6 million in the first six months of fiscal 2015 compared with $14.3 million during the first six months of fiscal 2014. We began construction on our new world headquarters during the first quarter of fiscal 2014, a project which we estimate at approximately $61 million. We expect this project to continue through the third quarter of fiscal 2015. We expect capital expenditures to be in the range of $70.0 million to $75.0 million in fiscal 2015, including approximately $44 million on our new world headquarters.

The board of directors has sole authority to determine if and when future dividends will be declared and on what terms. The board currently expects to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/26/13
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$31,768	$32,413
Net cash used for investing activities	(33,156)	(16,946)
Net cash used for financing activities	(32,873)	(9,947)
Exchange rate changes	(75)	(360)
Change in cash and equivalents	$(34,336)	$5,160

Operating Activities

During the first six months of fiscal 2015, net cash provided by operating activities was $31.8 million, primarily due to net income generated during the first six months of fiscal 2015. Partly offsetting net income was cash used to fund increases in inventories and to settle incentive compensation awards. The $11.0 million increase in inventories during the first six months of fiscal 2015 was primarily due to higher raw materials inventory to improve our in-stock position for the fall selling season, as well as higher finished goods inventory in our regional distribution centers to improve the in-stock position on key items for our customers.

During the first six months of fiscal 2014, net cash provided by operating activities was $32.4 million, primarily due to net income generated during the first six months of fiscal 2014. This was partially offset by cash we used to fund an increase in inventories primarily related to a planned increase in raw materials to improve our in-stock position for the fall selling season. In addition, we increased the finished goods inventory in our Upholstery segment during the first six months of fiscal 2014, in order to improve our in-stock levels in our regional distribution centers.

Investing Activities

During the first six months of fiscal 2015, net cash used for investing activities was $33.2 million, including capital expenditures of $40.6 million. Capital expenditures during the period primarily related to spending on our new world headquarters, as well as spending on new stores and manufacturing machinery and equipment. In addition, we invested $6.4 million of cash during the first six months of fiscal 2015, primarily to purchase life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan. Partly offsetting these items was a reduction in restricted cash of $7.3 million, all of which related to an outstanding letter of credit that expired when we paid off our outstanding industrial revenue bond.

During the first six months of fiscal 2014, net cash used for investing activities was $16.9 million, including capital expenditures of $14.3 million. In addition, we invested $5.0 million of cash on hand into longer term investments. Partially offsetting these items were proceeds realized from the sale of assets.

Financing Activities

During the first six months of fiscal 2015, net cash used for financing activities was $32.9 million, primarily for purchasing our common stock and paying our quarterly dividend. In addition, we used cash to pay off an industrial revenue bond of $7.1 million that we had used to finance the construction of one of our manufacturing facilities.

In the first six months of fiscal 2014, net cash used for financing activities was $9.9 million, primarily for purchasing our common stock and paying our quarterly dividends.

Our board of directors has authorized the purchase of company stock. As of October 25, 2014, 6.9 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.9 million shares during the first six months of fiscal 2015, for a total of $19.7 million. With the cash flows we anticipate generating in fiscal 2015, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the second quarter of fiscal 2015 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the second quarter of fiscal 2015, there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2014 Annual Report on Form 10-K.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Form 10-K for the year ended April 26, 2014. There were no material changes to our critical accounting policies during the first six months of fiscal 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition, and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard is effective for our fiscal year 2018, and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

Business Outlook

As we move into the back half of fiscal 2015, we believe we are well positioned to drive growth across our various product categories and dealer organization while benefitting from the efficiencies of our manufacturing platform and the blended margin inherent in our integrated retail model. We will continue to make investments in the business to support growth initiatives and believe we will capture market share with our brand strength, vast network of distribution, compelling on-trend product and an effective marketing campaign that is expanding our consumer base and their perceptions of the La-Z-Boy brand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of fiscal 2015, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2014.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We expect the implementation to occur in phases into fiscal 2016. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended October 25, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 26, 2014. There have been no material changes to our risk factors during the second quarter of fiscal 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of October 25, 2014, 6.9 million shares remained available for purchase pursuant to this authorization. We purchased 0.9 million shares during the first six months of fiscal 2015, for a total of $19.7 million. During the second quarter of fiscal 2015, pursuant to the existing board authorization, we adopted a plan to purchase company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 10b5-1 plan was effective September 22, 2014. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The 10b5-1 plan expires at the close of business on December 26, 2014. With the cash flows we anticipate generating in fiscal 2015, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended October 25, 2014:

(Amounts in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 27 — August 30, 2014)	80	$21.78	80	7,505
Fiscal September (August 31 — September 27, 2014)	360	$21.60	360	7,145
Fiscal October (September 28 — October 25, 2014)	200	$20.25	200	6,945
Fiscal Second Quarter of 2015	640	$21.20	640	6,945

(1)         On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and between October 1987 and October 25, 2014, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(10.1)*

Form of Change in Control Agreement in effect for Kurt L. Darrow. Similar agreements are in effect for Steven M. Kincaid, Louis M. Riccio, Jr., Otis Sawyer, Mark S. Bacon, Sr., J. Douglas Collier, and Darrell D. Edwards, except the severance period in those agreements is 12 months rather than 24 months (incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)

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

Date: November 18, 2014

BY:	/s/ Margaret L. Mueller
Margaret L. Mueller Corporate Controller On behalf of the Registrant and as Chief Accounting Officer