Form 10-Q
period 2015-01-24
LA-Z-BOY INC
filed 2015-02-17
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JANUARY 24, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2015
Common Shares, $1.00 par value	51,188,212

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2015

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	1/24/15	1/25/14
Sales	$357,876	$346,525
Cost of sales
Cost of goods sold	228,326	224,786
Restructuring	(9)	(60)
Total cost of sales	228,317	224,726
Gross profit	129,559	121,799
Selling, general and administrative expense	103,393	95,915
Restructuring	(762)	—
Operating income	26,928	25,884
Interest expense	131	142
Interest income	232	183
Other income, net	805	849
Income from continuing operations before income taxes	27,834	26,774
Income tax expense	9,477	8,916
Income from continuing operations	18,357	17,858
Income (loss) from discontinued operations, net of tax	115	(987)
Net income	18,472	16,871
Net income attributable to noncontrolling interests	(524)	(388)
Net income attributable to La-Z-Boy Incorporated	$17,948	$16,483

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$17,833	$17,470
Income (loss) from discontinued operations	115	(987)
Net income attributable to La-Z-Boy Incorporated	$17,948	$16,483

Basic weighted average common shares	51,576	52,516
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.35	$0.33
Income (loss) from discontinued operations	—	(0.02)
Basic net income attributable to La-Z-Boy Incorporated per share	$0.35	$0.31

Diluted weighted average common shares	52,139	53,226
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.34	$0.33
Income (loss) from discontinued operations	—	(0.02)
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.34	$0.31

Dividends declared per share	$0.08	$0.06

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/24/15	1/25/14
Sales	$1,050,457	$1,004,298
Cost of sales
Cost of goods sold	679,873	658,462
Restructuring	(376)	(115)
Total cost of sales	679,497	658,347
Gross profit	370,960	345,951
Selling, general and administrative expense	298,091	279,184
Restructuring	(742)	—
Operating income	73,611	66,767
Interest expense	408	411
Interest income	667	539
Other income, net	699	1,107
Income from continuing operations before income taxes	74,569	68,002
Income tax expense	25,975	22,786
Income from continuing operations	48,594	45,216
Income (loss) from discontinued operations, net of tax	2,897	(1,393)
Net income	51,491	43,823
Net income attributable to noncontrolling interests	(933)	(1,006)
Net income attributable to La-Z-Boy Incorporated	$50,558	$42,817

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$47,661	$44,210
Income (loss) from discontinued operations	2,897	(1,393)
Net income attributable to La-Z-Boy Incorporated	$50,558	$42,817

Basic weighted average common shares	52,015	52,465
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.91	$0.84
Income (loss) from discontinued operations	0.06	(0.03)
Basic net income attributable to La-Z-Boy Incorporated per share	$0.97	$0.81

Diluted weighted average common shares	52,540	53,379
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.90	$0.82
Income (loss) from discontinued operations	0.06	(0.02)
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.96	$0.80

Dividends declared per share	$0.20	$0.14

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14
Net income	$18,472	$16,871
Other comprehensive income (loss)
Currency translation adjustment	(761)	(1,223)
Change in fair value of cash flow hedges, net of tax	(291)	(165)
Net unrealized gain (loss) on marketable securities, net of tax	55	(105)
Net pension amortization, net of tax	434	547
Total other comprehensive loss	(563)	(946)
Total comprehensive income before allocation to noncontrolling interests	17,909	15,925
Comprehensive (income) loss attributable to noncontrolling interests	(474)	23
Comprehensive income attributable to La-Z-Boy Incorporated	$17,435	$15,948

	Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14
Net income	$51,491	$43,823
Other comprehensive income (loss)
Currency translation adjustment	(715)	(2,530)
Change in fair value of cash flow hedges, net of tax	(491)	(529)
Net unrealized gain on marketable securities, net of tax	154	540
Net pension amortization, net of tax	1,303	1,642
Total other comprehensive income (loss)	251	(877)
Total comprehensive income before allocation to noncontrolling interests	51,742	42,946
Comprehensive income attributable to noncontrolling interests	(861)	(145)
Comprehensive income attributable to La-Z-Boy Incorporated	$50,881	$42,801

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	1/24/15	4/26/14
Current assets
Cash and equivalents	$98,410	$149,661
Restricted cash	9,637	12,572
Receivables, net of allowance of $10,336 at 1/24/15 and $12,368 at 4/26/14	149,090	152,614
Inventories, net	160,133	147,009
Deferred income taxes — current	15,782	15,037
Business held for sale	—	4,290
Other current assets	42,017	41,490
Total current assets	475,069	522,673
Property, plant and equipment, net	170,880	127,535
Goodwill	15,164	13,923
Other intangible assets	5,094	4,544
Deferred income taxes — long-term	35,077	32,430
Other long-term assets, net	65,529	70,190
Total assets	$766,813	$771,295

Current liabilities
Current portion of long-term debt	$331	$7,497
Accounts payable	49,490	56,177
Business held for sale	—	832
Accrued expenses and other current liabilities	103,250	102,876
Total current liabilities	153,071	167,382
Long-term debt	51	277
Other long-term liabilities	82,732	73,918
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 51,266 outstanding at 1/24/15 and 51,981 outstanding at 4/26/14	51,266	51,981
Capital in excess of par value	267,988	262,901
Retained earnings	234,069	238,384
Accumulated other comprehensive loss	(31,057)	(31,380)
Total La-Z-Boy Incorporated shareholders’ equity	522,266	521,886
Noncontrolling interests	8,693	7,832
Total equity	530,959	529,718
Total liabilities and equity	$766,813	$771,295

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14
Cash flows from operating activities
Net income	$51,491	$43,823
Adjustments to reconcile net income to cash provided by (used for) operating activities
Restructuring	(1,106)	(115)
Impairment of business held for sale	—	1,149
Deferred income tax benefit	(3,987)	(2,929)
Provision for doubtful accounts	(2,060)	(2,494)
Depreciation and amortization	16,297	17,529
Equity-based compensation expense	6,094	7,371
Change in receivables	7,011	4,865
Change in inventories	(11,913)	(15,166)
Change in other assets	5,794	2,698
Change in payables	(7,659)	2,865
Change in other liabilities	(4,898)	3,193
Net cash provided by operating activities	55,064	62,789

Cash flows from investing activities
Proceeds from disposal of assets	8,940	2,248
Capital expenditures	(56,512)	(23,078)
Purchases of investments	(30,544)	(40,796)
Proceeds from sales of investments	23,987	27,974
Acquisitions, net of cash acquired	(1,774)	(801)
Change in restricted cash	2,935	120
Net cash used for investing activities	(52,968)	(34,333)

Cash flows from financing activities
Payments on debt	(7,413)	(434)
Payments for debt issuance costs	(164)	—
Stock issued for stock and employee benefit plans	496	3,526
Excess tax benefit on stock option exercises	234	5,805
Purchases of common stock	(35,752)	(20,276)
Dividends paid	(10,416)	(7,375)
Net cash used for financing activities	(53,015)	(18,754)

Effect of exchange rate changes on cash and equivalents	(332)	(675)
Change in cash and equivalents	(51,251)	9,027
Cash and equivalents at beginning of period	149,661	131,085
Cash and equivalents at end of period	$98,410	$140,112

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$6,275	$2,183

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 27, 2013	$52,392	$241,888	$226,044	$(35,496)	$7,140	$491,968
Net income			55,056		1,324	56,380
Other comprehensive income (loss)				4,116	(730)	3,386
Stock issued for stock and employee benefit plans, net of cancellations	937	2,395	(4,509)			(1,177)
Purchases of common stock	(1,348)	(3,056)	(27,693)			(32,097)
Stock option and restricted stock expense		8,739				8,739
Excess tax benefit from exercise of options		12,935				12,935
Dividends paid			(10,514)			(10,514)
Change in noncontrolling interests					98	98
At April 26, 2014	51,981	262,901	238,384	(31,380)	7,832	529,718
Net income			50,558		933	51,491
Other comprehensive income (loss)				323	(72)	251
Stock issued for stock and employee benefit plans, net of cancellations	815	(793)	(10,683)			(10,661)
Purchases of common stock	(1,530)	(448)	(33,774)			(35,752)
Stock option and restricted stock expense		6,094				6,094
Excess tax benefit from exercise of options		234				234
Dividends paid			(10,416)			(10,416)
At January 24, 2015	$51,266	$267,988	$234,069	$(31,057)	$8,693	$530,959

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

During the third quarter of fiscal 2015 we received a cash payment related to a legal settlement that was recorded as part of cost of sales for the quarter and first nine months ended January 24, 2015. Gross margin improved 1.5 percentage points and 0.5 percentage point in the third quarter and first nine months of fiscal 2015, respectively, due to the legal settlement.

Note 2: Restructuring

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. We ceased casegoods manufacturing operations at our Hudson, North Carolina facility during the second quarter of fiscal 2015. As a result of this restructuring, we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product and exited the hospitality business as we manufactured those products in our Hudson facility. We have transitioned our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. In addition, we sold both of the North Wilkesboro facilities and most of the wood-working equipment from our Hudson plant during the first nine months of fiscal 2015.

We have recorded pre-tax restructuring charges of $7.0 million ($4.5 million after tax) since the inception of this restructuring plan, with $3.7 million pre-tax ($2.4 million after tax) related to continuing operations and $3.3 million pre-tax ($2.1 million after tax) related to discontinued operations. These charges relate to severance and benefit-related costs and various asset write-downs, including fixed assets, inventory and tradenames. During the quarter and nine months ended January 24, 2015, we recorded pre-tax restructuring income of $0.8 million and $1.1 million, respectively, ($0.5 million and $0.7 million after tax, respectively), mainly related to gains realized on the sale of the North Wilkesboro warehouse in the third quarter, as well as inventory recoveries. This income was slightly offset by severance and benefit related costs, as well as rent expense related to an idled showroom.

We had $0.3 million of restructuring liability remaining as of January 24, 2015, primarily related to severance, which we expect to be settled throughout fiscal 2016. We included restructuring charges related to discontinued operations in our income (loss) from discontinued operations in our consolidated statement of income.

Note 3: Discontinued Operations

During the fourth quarter of fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit to a group of investors and classified Lea Industries as held for sale while we marketed that business for sale. We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015.

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

The results of our discontinued operations for the quarter and nine months ended January 24, 2015, and January 25, 2014, were as follows:

	Quarter Ended		Nine Months Ended
(Amounts in thousands)	1/24/15	1/25/14	1/24/15	1/25/14
Net sales	$1,075	$12,951	$7,863	$40,494

Operating income (loss) from discontinued operations	$186	$(1,532)	$747	$(2,175)
Income from Continued Dumping and Subsidy Offset Act, net	—	—	3,763	—
Income tax (expense) benefit	(71)	545	(1,613)	782
Income (loss) from discontinued operations, net of tax	$115	$(987)	$2,897	$(1,393)

In our consolidated statement of cash flows, we included the activity of these discontinued operations along with our activity from continuing operations.

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/24/15	4/26/14
Raw materials	$78,359	$71,247
Work in process	14,408	13,722
Finished goods	93,569	91,842
FIFO inventories	186,336	176,811
Excess of FIFO over LIFO	(26,203)	(29,802)
Inventories, net	$160,133	$147,009

During the second quarter of fiscal 2015, we ceased manufacturing casegoods product domestically, and as a result the stream of domestically manufactured inventory will not be replaced. Our LIFO reserve was reduced as we liquidated the inventory.

Note 5: Goodwill and Other Intangible Assets

During the third quarter of fiscal 2015, we acquired the assets of one independent La-Z-Boy Furniture Galleries® dealer in exchange for $1.8 million in cash and forgiveness of that dealer’s accounts receivable. We reacquired the right to own and operate one La-Z-Boy Furniture Galleries® store in that market as a result of the acquisition. In our Retail segment, we recorded an indefinite-lived intangible asset of $0.6 million related to this reacquired right and $1.2 million of goodwill, both of which will be amortized and deducted for federal income tax purposes over 15 years. This store was included in our Retail segment results upon acquisition.

The following is a roll-forward of goodwill for the nine months ended January 24, 2015:

(Unaudited, amounts in thousands)	Goodwill
Balance at April 26, 2014	$13,923
Acquisitions	1,241
Balance at January 24, 2015	$15,164

The following is a roll-forward of other intangible assets for the nine months ended January 24, 2015:

(Unaudited, amounts in thousands)	Tradenames	Reacquired Rights	Total Other Intangible Assets
Balance at April 26, 2014	$1,306	$3,238	$4,544
Acquisitions	—	550	550
Balance at January 24, 2015	$1,306	$3,788	$5,094

Note 6: Investments

In our consolidated balance sheet at January 24, 2015, we included $18.9 million of available-for-sale investments and $0.9 million of trading securities in other current assets and $40.6 million of available-for-sale investments in other long-term assets. In our consolidated balance sheet at April 26, 2014, we included available-for-sale investments of $15.9 million and trading securities of $1.8 million in other current assets and available-for-sale investments of $43.2 million in other long-term assets. At January 24, 2015, and April 26,

2014, $45.3 million and $44.7 million, respectively, of these investments were to enhance returns on our cash. We designated the remaining investments to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. If there were a decline in the fair value of an investment below its cost and the decline was considered other-than-temporary, we would recognize the amount of decline below cost as part of our earnings.

The following is a summary of investments at January 24, 2015, and April 26, 2014:

As of January 24, 2015

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,567	$(109)	$8,740
Fixed income	187	(72)	50,466
Mutual funds	—	—	875
Other	1	(20)	364
Total securities	$1,755	$(201)	$60,445

As of April 26, 2014

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,246	$(52)	$8,216
Fixed income	166	(44)	50,510
Mutual funds	—	—	1,787
Other	1	(10)	425
Total securities	$1,413	$(106)	$60,938

The following table summarizes sales of available-for-sale securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14	1/24/15	1/25/14
Proceeds from sales	$6,160	$9,778	$23,987	$27,974
Gross realized gains	209	775	254	820
Gross realized losses	(23)	(473)	(53)	(538)

The fair value of fixed income available-for-sale securities by contractual maturity was $18.9 million within one year, $29.6 million within two to five years, $1.5 million within six to ten years and $0.5 million thereafter.

Note 7: Debt

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. We amended this agreement on December 30, 2014, extending its maturity date to December 30, 2019. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At January 24, 2015, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $142.2 million of the $150.0 million credit commitment.

Note 8: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14	1/24/15	1/25/14
Service cost	$279	$311	$837	$933
Interest cost	1,267	1,206	3,801	3,618
Expected return on plan assets	(1,269)	(1,701)	(3,807)	(5,100)
Net amortization	665	893	1,995	2,676
Net periodic pension cost	$942	$709	$2,826	$2,127

Note 9: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims based on claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Approximately 95% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our warranties cover labor costs relating to our parts for one year. Our warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability for the quarter and nine months ended January 24, 2015, and January 25, 2014, is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14	1/24/15	1/25/14
Balance as of the beginning of the period	$15,540	$15,929	$16,013	$15,525
Accruals during the period	5,094	3,971	14,011	11,643
Accrual adjustments	—	(945)	(953)	(945)
Reclass to discontinued operations	—	(218)	—	(218)
Settlements during the period	(4,198)	(3,615)	(12,635)	(10,883)
Balance as of the end of the period	$16,436	$15,122	$16,436	$15,122

As of January 24, 2015, and April 26, 2014, we included $10.1 million and $9.8 million, respectively, of our product warranty liability in accrued expenses and other current liabilities in our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

Note 10: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14	1/24/15	1/25/14
Equity-based awards expense	$1,047	$1,700	$6,094	$7,371
Liability-based awards expense	3,322	2,203	3,695	5,993
Total stock-based compensation expense	$4,369	$3,903	$9,789	$13,364

The table below summarizes the grants we made during the first nine months of fiscal 2015:

(Unaudited, shares/units in thousands)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	374	Equity	Common shares
Restricted stock	103	Equity	Common shares
Restricted stock units — directors	33	Equity	Common shares
Performance-based shares	192	Equity	Common shares

Stock Options. We granted 373,711 stock options to employees during the first quarter of fiscal 2015, and we also have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement eligible employees immediately. We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

We calculated the fair value of stock options granted during the first quarter of fiscal 2015 using the following assumptions:

(Unaudited)	7/26/14
Risk-free interest rate	1.59%
Dividend rate	1.00%
Expected life in years	5.0
Stock price volatility	54.40%
Fair value per share	$10.45

Stock Appreciation Rights. We did not grant any SARs to employees during the first nine months of fiscal 2015, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we will remeasure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement eligible employees immediately. We estimate the fair value of SARs at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2014. At January 24, 2015, we measured the fair value of the SARs granted during fiscal 2014 using the following assumptions:

(Unaudited)	1/24/15
Risk-free interest rate	1.06%
Dividend rate	1.17%
Expected life in years	3.40
Stock price volatility	38.80%
Fair value per share	$10.92

In fiscal 2013, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013. At January 24, 2015, we remeasured the fair value of the SARs granted during fiscal 2013 using the following assumptions:

(Unaudited)	1/24/15
Risk-free interest rate	0.64%
Dividend rate	1.17%
Expected life in years	2.48
Stock price volatility	32.35%
Fair value per share	$15.00

Restricted Stock. We awarded 102,811 shares of restricted stock to employees during the first nine months of fiscal 2015. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. In the event of an employee’s termination during the escrow period, the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting they will be settled in common shares. The majority of the restricted stock shares were awarded in the first quarter of fiscal 2015 with a fair value of $23.63 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Restricted Stock Units. We did not grant any restricted stock units to employees during the first nine months of fiscal 2015, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at January 24, 2015, was $27.36, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

During the second quarter of fiscal 2015, we granted 33,250 restricted stock units to our non-employee directors. These restricted stock units vest when a director leaves the board. We account for these restricted stock units as equity-based awards as they will be settled in shares of our common stock upon vesting. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $21.81.

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

We account for performance-based shares as equity-based awards because upon vesting they will be settled in common shares. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2015 that vest based on attaining performance goals was $22.91, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2015 and fiscal 2014 grants of shares that vest based on market conditions was $29.64 and $26.08, respectively.

We did not grant any performance-based units during the first nine months of fiscal 2015, but we have outstanding performance-based unit awards from previous grants. We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. The fair value of each unit we granted in fiscal 2014 and fiscal 2013 that vest based on attaining performance goals was $26.88 and $27.20, respectively, the market value of our common shares on the last day of the reporting period less the dividends we expect to pay before the awards vest. For performance-based units that vest based on market conditions, we use a Monte Carlo valuation model to estimate each unit’s fair value as of the last day of the reporting period. We remeasure and adjust the liability for these units based on the Monte Carlo valuation at the end of each reporting period until we pay out the units. Based on the Monte Carlo model, the fair value at January 24, 2015, of the fiscal 2014 and fiscal 2013 grants of units that vest based on market conditions was $44.00 and $51.83, respectively.

Note 11: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended January 24, 2015, and January 25, 2014, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 25, 2014	$2,523	$(253)	$1,197	$(34,011)	$(30,544)
Changes before reclassifications	(711)	(874)	275	—	(1,310)
Amounts reclassified to net income	—	403	(186)	702	919
Tax effect	—	180	(34)	(268)	(122)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(711)	(291)	55	434	(513)
Balance at January 24, 2015	$1,812	$(544)	$1,252	$(33,577)	$(31,057)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 26, 2013	$3,922	$(133)	$1,119	$(39,885)	$(34,977)
Changes before reclassifications	(812)	(478)	130	—	(1,160)
Amounts reclassified to net income	—	210	(302)	893	801
Tax effect	—	103	67	(346)	(176)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(812)	(165)	(105)	547	(535)
Balance at January 25, 2014	$3,110	$(298)	$1,014	$(39,338)	$(35,512)

The activity in accumulated other comprehensive loss for the nine months ended January 24, 2015, and January 25, 2014, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 26, 2014	$2,455	$(53)	$1,098	$(34,880)	$(31,380)
Changes before reclassifications	(643)	(1,254)	449	—	(1,448)
Amounts reclassified to net income	—	461	(201)	2,105	2,365
Tax effect	—	302	(94)	(802)	(594)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(643)	(491)	154	1,303	323
Balance at January 24, 2015	$1,812	$(544)	$1,252	$(33,577)	$(31,057)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2013	$4,779	$231	$474	$(40,980)	$(35,496)
Changes before reclassifications	(1,669)	(1,040)	1,161	—	(1,548)
Amounts reclassified to net income	—	179	(282)	2,676	2,573
Tax effect	—	332	(339)	(1,034)	(1,041)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(1,669)	(529)	540	1,642	(16)
Balance at January 25, 2014	$3,110	$(298)	$1,014	$(39,338)	$(35,512)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, and reclassified the change in fair value of cash flow hedge and the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest for the quarter and nine months ended January 24, 2015, and January 25, 2014, were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14	1/24/15	1/25/14
Balance as of the beginning of the period	$8,219	$7,407	$7,832	$7,140
Net income	524	388	933	1,006
Other comprehensive loss	(50)	(411)	(72)	(861)
Change in non-controlling interest	—	—	—	99
Balance as of the end of the period	$8,693	$7,384	$8,693	$7,384

Note 12: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment. During fiscal 2014, we sold our Bauhaus U.S.A. business unit and classified Lea Industries as held for sale while we marketed that business for sale. We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015. Our Bauhaus and Lea Industries operating units are presented as discontinued operations, and we have restated prior financial information for the change in composition of our Upholstery and Casegoods segments.

Upholstery Segment. The Upholstery segment mainly consists of two operating units: La-Z-Boy and England. This segment manufactures or imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® and England Custom Comfort Center locations, major dealers and other independent retailers.

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

Retail Segment. The Retail segment consists of 108 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14	1/24/15	1/25/14
Sales
Upholstery segment:
Sales to external customers	$243,390	$242,492	$725,590	$710,162
Intersegment sales	42,946	37,780	120,872	103,183
Upholstery segment sales	286,336	280,272	846,462	813,345
Casegoods segment:
Sales to external customers	24,134	23,417	75,542	72,339
Intersegment sales	1,866	2,337	8,269	7,171
Casegoods segment sales	26,000	25,754	83,811	79,510

Retail segment sales	89,791	80,212	247,285	219,845
Corporate and Other	561	404	2,040	1,952
Eliminations	(44,812)	(40,117)	(129,141)	(110,354)
Consolidated sales	$357,876	$346,525	$1,050,457	$1,004,298

Operating Income (Loss)
Upholstery segment	$31,479	$31,560	$86,103	$86,547
Casegoods segment	860	394	5,380	2,014
Retail segment	4,202	3,087	8,199	8,264
Restructuring	771	60	1,118	115
Corporate and Other	(10,384)	(9,217)	(27,189)	(30,173)
Consolidated operating income	$26,928	$25,884	$73,611	$66,767

Note 13: Income Taxes

Our effective tax rate for continuing operations for the third quarter and first nine months of fiscal 2015 was 34.0% and 34.8%, respectively. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our effective tax rate for continuing operations for the third quarter and first nine months of fiscal 2014 was 33.3% and 33.5%, respectively. Items impacting our effective tax rate for the third quarter of fiscal 2014 were a net tax benefit of $0.2 million primarily from adjustments to deferred taxes as a result of Mexico tax law changes. Additionally, the first nine months of fiscal 2014 included a tax benefit of $0.9 million for the release of a valuation allowance relating to certain U.S. state deferred tax assets. Absent discrete adjustments, the effective tax rate for continuing operations for the third quarter and first nine months of fiscal 2014 would have been 34.0% and 35.1%, respectively.

Our consolidated balance sheet at the end of the third quarter of fiscal 2015 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

Note 14: Earnings per Share

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14	1/24/15	1/25/14
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$17,948	$16,483	$50,558	$42,817
Income allocated to participating securities	(97)	(100)	(283)	(354)
Net income available to common shareholders	$17,851	$16,383	$50,275	$42,463

Denominator:
Basic weighted average common shares outstanding	51,576	52,516	52,015	52,465
Add:
Contingent common shares	210	361	223	501
Stock option dilution	353	349	302	413
Diluted weighted average common shares outstanding	52,139	53,226	52,540	53,379

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

For the nine months ended January 24, 2015, we had outstanding options to purchase 0.4 million shares with a weighted average exercise price of $23.63. We excluded the effect of these options from our diluted share calculation since, for that period, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the quarter ended January 24, 2015, or the quarter and nine months ended January 25, 2014.

Note 15: Fair Value Measurements

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at January 24, 2015, and April 26, 2014:

As of January 24, 2015

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,353	$58,217	$—
Trading securities	—	875	—
Total	$1,353	$59,092	$—

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2015.

As of April 26, 2014

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,521	$57,630	$—
Trading securities	—	1,787	—
Total	$1,521	$59,417	$—

(b)         There were no transfers between Level 1 and Level 2 during fiscal 2014.

At January 24, 2015, and April 26, 2014, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 16: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard is effective for our fiscal year 2018, and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

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

This Management’s Discussion and Analysis only reflects results of our continuing operations, unless otherwise noted. During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit, and we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Greensboro, Inc. We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015. In the accompanying financial statements, we reported the operating results of Bauhaus and Lea Industries as discontinued operations for all periods presented. For the quarter and nine months ended January 24, 2015, we recorded pre-tax income of $0.2 million and $0.7 million, respectively ($0.1 million and $0.5 million after tax, respectively) compared with a pre-tax loss of $1.5 million and $2.2 million ($1.0 million and $1.4 million after tax) for the quarter and nine months ended January 25, 2014, respectively, in discontinued operations related to these businesses. We previously reported results of Bauhaus as a component of our Upholstery segment, and Lea Industries as a component of our Casegoods segment.

Also in the first quarter of fiscal 2015, we recorded $3.8 million of pre-tax income ($2.4 million after tax) in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007 and reported it as discontinued operations at that time. The income related to the Continued Dumping and Subsidy Offset Act of 2000, which provides for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases, to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. When we sold American Furniture Company, Incorporated our contract provided that we would receive a portion of any such duties to which that entity was entitled. That entity subsequently filed for bankruptcy. The funds were distributed by U.S. Customs to the bankruptcy trustee and by the trustee to be held in trust for us during the first quarter of fiscal 2015 and were received by us early in the second quarter of fiscal 2015.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) speed of economic recovery or the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions; (i) changes in the domestic or international regulatory environment; (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) our ability to defend ourselves from unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the results of our restructuring actions; and (t) those matters discussed in Item 1A of our fiscal 2014 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 326 La-Z-Boy Furniture Galleries® stores and 567 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” We own 108 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 567 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own dedicated in-store gallery programs with over 515 outlets and 1.8 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.5 million square feet.

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

We believe a key strategy for growing our La-Z-Boy brand is the continued expansion of our branded distribution channels. We expect to achieve this growth through the execution of our 4-4-5 initiative, through which we plan to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five-year period that began with fiscal 2014. We are in the second year of this initiative. In addition, we are increasing our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels. We expect this initiative to generate growth in our Retail segment through increased company-owned store count, and to generate growth in our wholesale Upholstery segment as the proprietary distribution network is expanded.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•                  Upholstery Segment. Our Upholstery segment is our largest segment and mainly consists of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures or imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® and England Custom Comfort Center locations, major dealers and other independent retailers.

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

•                  Retail Segment. Our Retail segment consists of 108 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. We ceased casegoods manufacturing operations at our Hudson, North Carolina facility during the second quarter of fiscal 2015. As a result of this restructuring, we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product and exited the hospitality business as we manufactured those products in our Hudson facility. We transitioned our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. In addition, we sold both of our North Wilkesboro facilities and most of the wood-working equipment from our Hudson plant during the first nine months of fiscal 2015. We marketed for sale our youth furniture business, Lea Industries, in connection with the restructuring, as it did not align with our long-term strategic objectives. We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015. The impact of this restructuring is discussed in more detail throughout this Management’s Discussion and Analysis.

Results of Operations

Fiscal 2015 Third Quarter Compared to Fiscal 2014 Third Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Consolidated sales	$357,876	$346,525	3.3%
Consolidated operating income	26,928	25,884	4.0%
Consolidated operating margin	7.5%	7.5%

Sales

Consolidated sales increased $11.4 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, an increase of 3.3%, due to higher sales in all three of our segments. Our Upholstery segment sales increase was driven by stronger volume and selling price increases, somewhat offset by an unfavorable change in product mix. Our Casegoods segment sales increase was the result of stronger volume, partly offset by the impact of higher promotional activity. The increase in sales in our Retail segment was due to sales increases for our currently active stores that have been open for a minimum of 12 months, as well as the sales volume of our new and acquired stores.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Operating Margin

Our consolidated operating margin was flat for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

•                  Our consolidated gross margin improved 1.1 percentage points in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 due to a combination of factors.

•                  Gross margin improved 1.5 percentage points in the third quarter of fiscal 2015 due to a benefit of a legal settlement in our Upholstery segment.

•                  We achieved a higher gross margin rate in our Casegoods segment due to the transition to an all-import model for our wood furniture.

•                  Our consolidated gross margin rate increased due to fiscal 2015’s higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments.

•                  Partly offsetting the impact of these improvements were disruptions to our Upholstery segment’s manufacturing operations due to our ERP implementation and a decline in gross margin in our Retail segment due to higher promotional activity in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales were 1.1 percentage points higher in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

•                  The comparison to the prior year was negatively impacted by a 0.5 percentage point increase in warranty expense. A favorable adjustment to our product warranty liability recorded in the third quarter of fiscal 2014, which reflected a change in prior estimates of our product warranty liability at that time, coupled with higher parts and labor costs incurred to service our warranty claims during the third quarter of fiscal 2015, resulted in the unfavorable comparison.

•                  We continued investing in technology improvements during the third quarter of fiscal 2015, which increased our SG&A costs by 0.3 percentage point compared to the third quarter of fiscal 2014. These expenses related to the continued implementation of our ERP system and the replacement of our website and e-commerce platform.

•                  Also impacting SG&A costs during the third quarter of fiscal 2015 were costs associated with the construction of our new world headquarters, which we expect to move into during the fourth quarter of fiscal 2015.

•                  Somewhat offsetting the above items were incentive compensation costs that were $2.3 million lower in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, decreasing SG&A by 0.7 percentage point. The decrease was driven by our prior year results that were stronger against the incentive-based targets than the current year, partly offset by a larger increase in our share price during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Sales	$286,336	$280,272	2.2%
Operating income	31,479	31,560	(0.3)%
Operating margin	11.0%	11.3%

Sales

Our Upholstery segment’s sales increased $6.1 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, an increase of 2.2%. Increased unit volume drove a 1.3% increase, and higher selling prices resulted in a 1.5% increase in sales in the third quarter of fiscal 2015, partly offset by an unfavorable change in product mix. We experienced a shift to more fabric units and fewer leather units which negatively impacted the comparison of sales from third quarter of fiscal 2015 to the third quarter of fiscal 2014, as fabric units have a lower average selling price than leather units.

Our wholesale upholstery written business grew 10.3%, with the pace of business accelerating in the second half of the quarter. With a business model that emphasizes customization, coupled with a four-to-six-week lead time for deliveries, many orders were not scheduled during the period and will roll into delivered sales for the fourth quarter.

Operating Margin

Our Upholstery segment’s operating margin was 0.3 percentage point lower in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

•                  The segment’s gross margin increased 0.6 percentage point during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 due to a combination of factors.

•                  The benefit of a legal settlement provided a 2.0 percentage point improvement in the gross margin rate during the third quarter of fiscal 2015.

•                  Higher unit volume and selling prices, as well as operational efficiencies in our supply chain, together provided a 1.7 percentage point benefit.

•                  Somewhat offsetting these benefits were inefficiencies in our manufacturing operations, partly resulting from the ongoing implementation of our ERP system, which resulted in a 1.4 percentage point decline in gross margin in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

•                  In addition, we incurred raw material cost increases of 1.3 percentage points.

•                  The segment’s SG&A expense as a percentage of sales increased 0.9 percentage point in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. The comparison to the prior year was negatively impacted by a 0.7 percentage point increase in warranty expense. A favorable adjustment to our product warranty liability recorded in the third quarter of fiscal 2014, which reflected a change in prior estimates of our product warranty liability at that time, coupled with higher parts and labor costs incurred to service our warranty claims during the third quarter of fiscal 2015, resulted in the unfavorable comparison. In addition, the increase in SG&A expense as a percent of sales in the third quarter of fiscal 2015 was a result of higher costs of 0.3 percentage point for investment in technology improvements, including our ERP system and the replacement of our website and e-commerce platform. These items were somewhat offset by a decrease in incentive compensation expense.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Sales	$26,000	$25,754	1.0%
Operating income	860	394	118.3%
Operating margin	3.3%	1.5%

Sales

Our Casegoods segment’s sales were $0.2 million higher in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, an increase of 1.0%. The increase was mainly due to an increase in unit volume, which was partly offset by higher promotional activity as we reduce our mix of traditional styling and shift our product to more transitional and casual styles to appeal to a wider consumer base.

Operating Margin

Our Casegoods segment’s operating margin improved 1.8 percentage points in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

•                  The segment’s gross margin increased 2.5 percentage points during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 primarily due to the transition to an all-import model for our wood furniture.

•                  The segment’s SG&A expense as a percentage of sales increased 0.7 percentage point, mainly due to higher incentive compensation costs resulting from the improved financial performance of the segment.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Sales	$89,791	$80,212	11.9%
Operating income	4,202	3,087	36.1%
Operating margin	4.7%	3.8%

Sales

Our Retail segment’s sales increased $9.6 million in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. We were able to increase our ticket count and units per ticket on flat traffic, significantly increasing our conversion compared with the third quarter of fiscal 2014. The increased ticket count and units per ticket resulted in a 4.7% sales increase for our currently active stores that have been open for a minimum of 12 months. In addition, sales were higher in the third quarter of fiscal 2015 compared to the prior year quarter due to the sales volume of our new and acquired stores. We believe the increase in sales in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 was due to our Live Life Comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment’s operating margin was 0.9 percentage point higher in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

•                  The segment’s gross margin was 0.9 percentage point lower in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, due to the impact of higher promotional activity, which drove our ability to convert flat traffic into an increase in ticket count and units per ticket.

•                  The segment’s SG&A costs as a percent of sales decreased 1.8 percentage points in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, primarily because our sales increase allowed us to leverage our fixed SG&A expenses (primarily occupancy and administrative costs) as a percentage of sales. Additionally, our incentive compensation expense was lower in the segment. This was somewhat offset by spending for investment in our business. The investments included costs related to new store openings for the two company-owned La-Z-Boy Furniture Galleries® stores opened during the third quarter of fiscal 2015. As we execute our growth strategy over the next few years, our SG&A costs will increase for items such as pre-opening rent, staffing, advertising and technology-related expenses. These investments reduced operating income by approximately $0.7 million in the third quarter of fiscal 2015.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Sales
Corporate and Other	$561	$404	38.9%
Eliminations	(44,812)	(40,117)	(11.7)%

Operating income (loss)
Restructuring	771	60	1,185.0%
Corporate and Other	(10,384)	(9,217)	(12.7)%

Sales

Eliminations increased in the third quarter of fiscal 2015 compared to the same period in the prior year due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was higher in the third quarter of fiscal 2015 than in the third quarter of fiscal 2014, partly due to costs associated with the construction of our new world headquarters, which we expect to move into during the fourth quarter of fiscal 2015.

The $0.8 million restructuring income in the third quarter of fiscal 2015 mainly related to the sale of our idled warehouse in North Wilkesboro, North Carolina. This was somewhat offset by rent expense related to an idle showroom during the quarter.

Income Taxes

Our effective tax rate for continuing operations for the third quarter of fiscal 2015 was 34.0%. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our effective tax rate for continuing operations for the third quarter of fiscal 2014 was 33.3%. The third quarter of fiscal 2014 included a net tax benefit of $0.2 million, primarily from adjustments to deferred taxes as a result of Mexico tax law changes. Absent discrete adjustments, the effective tax rate for continuing operations in the third quarter of fiscal 2014 would have been 34.0%.

Results of Operations
Fiscal 2015 Nine Months Compared to Fiscal 2014 Nine Months

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Consolidated sales	$1,050,457	$1,004,298	4.6%
Consolidated operating income	73,611	66,767	10.3%
Consolidated operating margin	7.0%	6.6%

Sales

Consolidated sales increased $46.2 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, an increase of 4.6%, due to higher sales in all of our segments. The increase in sales in our Upholstery segment was driven by stronger volume and selling price increases, partly offset by an unfavorable change in product mix. Our Casegoods segment sales increase was the result of stronger volume, partly offset by the impact of higher promotional activity. Our Retail segment sales increase was due to sales increases for our currently active stores that have been open for a minimum of 12 months, as well as the sales volume of our new and acquired stores.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Operating Margin

Our operating margin increased 0.4 percentage point for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

•                  Our gross margin improved 0.9 percentage point in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 due to a combination of factors.

•                  Gross margin improved 0.5 percentage point in the first nine months of fiscal 2015 due to a benefit of a legal settlement in our Upholstery segment.

•                  We achieved a higher gross margin rate in our Casegoods segment due to the transition to an all-import model for our wood furniture.

•                  Our consolidated gross margin increased due to fiscal 2015’s higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments.

•                  Partly offsetting these benefits were disruptions to our Upholstery segment’s manufacturing operations due to our ERP implementation, as well as higher promotional activity in our Retail segment in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 0.5 percentage point in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, mainly as a result of spending for investment in our business during the period.

•                  Distribution costs increased 0.3 percentage point in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, mainly due to the impact of expanding our regional distribution centers network.

•                  Investment in technology improvements, including our ERP system and the replacement of our website and e-commerce platform increased 0.2 percentage point in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

•                  Advertising costs increased 0.2 percentage point in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, due primarily to increased spending related to our Live Life Comfortably marketing campaign.

•                  These and other investments in our business were somewhat offset by incentive compensation costs that were $7.9 million lower in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, a decrease of 0.9 percentage point. The main driver of this decrease was a smaller increase in our share price during the first nine months of fiscal 2015 compared to the increase in our share price during the first nine months of fiscal 2014. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period. In addition, our prior year results were stronger against the incentive-based targets than current year, contributing to the decrease in compensation costs in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Sales	$846,462	$813,345	4.1%
Operating income	86,103	86,547	(0.5)%
Operating margin	10.2%	10.6%

Sales

Our Upholstery segment’s sales increased $33.1 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, an increase of 4.1%. Increased unit volume drove a 3.7% increase and higher selling prices resulted in a 0.8% increase in sales in the first nine months of fiscal 2015. This was partly offset by an unfavorable change in product mix. The increase in units sold during the first nine months of fiscal 2015 compared to the prior year included a shift to more recliners as well as more stationary units, including sofas and occasional chairs from motion sofas. While we benefitted from the increased unit volume in the first nine months of fiscal 2015, the change in product mix to more recliners and stationary sofas negatively impacted the comparison of sales dollars in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, as recliners and stationary sofas have a lower average selling price than motion sofas. We also saw a shift to more fabric units and fewer leather units, also resulting in an unfavorable impact on sales dollars, as fabric units have a lower average selling price than leather units.

Operating Margin

Our Upholstery segment’s operating margin was 0.4 percentage point lower in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

•                  The segment’s gross margin increased 0.1 percentage point during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 due to a combination of factors.

•                  The benefit of a legal settlement provided a 0.7 percentage point improvement in the gross margin rate during the first nine months of fiscal 2015.

•                  Higher unit volume and selling prices, as well as operational efficiencies in our supply chain, together provided a 1.3 percentage point benefit.

•                  Offsetting these benefits were inefficiencies in our manufacturing operations, partly caused by the ongoing implementation of our ERP system, which resulted in a 1.0 percentage point reduction in gross margin in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

•                  In addition, we incurred raw material cost increases of 0.7 percentage point.

•                  The segment’s SG&A expense as a percentage of sales increased 0.5 percentage point in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, mainly as a result of spending for investment in our business. The investments include higher costs for technology improvements, including our ERP system and the replacement of our website and e-commerce platform of 0.4 percentage point and higher distribution costs of 0.3 percentage point, mainly due to expanding our regional distribution centers network. These items were partially offset by lower incentive compensation expense.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Sales	$83,811	$79,510	5.4%
Operating income	5,380	2,014	167.1%
Operating margin	6.4%	2.5%

Sales

Our Casegoods segment’s sales increased $4.3 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, an increase of 5.4%. This increase was due to increased sales resulting from new product introductions, mainly the result of sales of new collections we have introduced as part of our product refresh program, through which we are shifting our product styling to more transitional and casual styles to appeal to a wider consumer base, and the continued strength in our occasional business. Partly offsetting the increased sales volume was the impact of higher promotional activity, as we reduce our mix of traditional product through the product refresh program.

Operating Margin

Our Casegoods segment’s operating margin improved 3.9 percentage points in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

•                  The segment’s gross margin increased 3.9 percentage points during the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 due to a $2.1 million reduction to our LIFO reserve for domestically manufactured inventory. We ceased manufacturing product domestically during the second quarter of fiscal 2015, and as a result the stream of domestically manufactured inventory will not be replaced, and our LIFO reserve for this inventory was reduced accordingly. The remainder of the improvement in gross margin was due to the transition to an all-import model for our wood furniture.

•                  The segment’s SG&A expense as a percentage of sales was flat, mainly due to improved leverage of fixed SG&A costs resulting from the higher sales volume offset by higher incentive compensation expense due to the improved financial performance of the segment.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Sales	$247,285	$219,845	12.5%
Operating income	8,199	8,264	(0.8)%
Operating margin	3.3%	3.8%

Sales

Our Retail segment’s sales increased $27.4 million in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. We were able to positively convert lower traffic into an increase in ticket count and units per ticket, which resulted in a 3.9% sales increase for our currently active stores that have been open for a minimum of 12 months. In addition, sales were higher in the first nine months of fiscal 2015 compared to the prior year period due to the sales volume of our new and acquired stores. We believe the increase in sales in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 was due to our Live Life Comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment’s operating margin was 0.5 percentage point lower in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.

•                  The segment’s gross margin was 0.5 percentage point lower in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, due to the impact of higher promotional activity, which drove our ability to convert lower traffic into an increase in ticket count and units per ticket.

•                  The segment’s SG&A as a percent of sales was flat for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014. Our sales volume increase allowed us to leverage our fixed SG&A expenses (primarily occupancy and administrative costs) as a percentage of sales, but was offset by spending for investment in our business. The investments included costs related to new store openings for the eight company-owned La-Z-Boy Furniture Galleries® stores opened during the first nine months of fiscal 2015. As we execute our growth strategy over the next few years, our SG&A costs will increase for items such as pre-opening rent, staffing, advertising and technology-related expenses. These investments reduced operating income by approximately $2.2 million in the first nine months of fiscal 2015 and offset the additional margin from the increased sales volume.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	1/24/15	1/25/14	Percent Change
Sales
Corporate and Other	$2,040	$1,952	4.5%
Eliminations	(129,141)	(110,354)	(17.0)%

Operating income (loss)
Restructuring	1,118	115	872.2%
Corporate and Other	(27,189)	(30,173)	9.9%

Sales

Eliminations increased in the first nine months of fiscal 2015 compared to the same period in the prior year due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was lower in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014 mainly due to lower incentive compensation costs of $3.5 million, partly offset by costs associated with the construction of our new world headquarters, which we expect to move into during the fourth quarter of fiscal 2015.

The $1.1 million restructuring income in the first nine months of fiscal 2015 mainly related to the sale of our idled warehouse in North Wilkesboro, North Carolina and inventory recoveries, somewhat offset by severance and benefit related costs, as well as rent expense related to an idle showroom.

Income Taxes

Our effective tax rate for continuing operations for the first nine months of fiscal 2015 was 34.8%. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our effective tax rate for continuing operations for the first nine months of fiscal 2014 was 33.5%. Items impacting our effective tax rate for the first nine months of fiscal 2014 included a tax benefit of $0.9 million for the release of a valuation allowance relating to certain U.S. state deferred tax assets and a net tax benefit of $0.2 million primarily from adjustments to deferred taxes as a result of Mexico tax law changes. Absent discrete adjustments, the effective tax rate for continuing operations in the first nine months of fiscal 2014 would have been 35.1%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures including the construction of our new world headquarters. We had cash and equivalents of $98.4 million at January 24, 2015, compared to $149.7 million at April 26, 2014. In addition, we had investments to enhance our returns on cash of

$45.3 million at January 24, 2015, compared to $44.7 million at April 26, 2014. The decrease in cash and equivalents during the first nine months of fiscal 2015 was primarily attributable to cash used to acquire assets through capital expenditures and the acquisition of one retail store, fund increases in inventories, and settle incentive compensation awards. We also used cash to purchase shares, pay down debt, and fund dividend payments to shareholders. Partially offsetting these items was net income generated during the first nine months of fiscal 2015.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. We amended this agreement on December 30, 2014, extending its maturity date to December 30, 2019. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At January 24, 2015, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $142.2 million of the $150.0 million credit commitment.

We had capital expenditures of $56.5 million in the first nine months of fiscal 2015 compared with $23.1 million during the first nine months of fiscal 2014. We began construction on our new world headquarters during the first quarter of fiscal 2014, a project which we estimate at approximately $61 million. We expect to move into our new world headquarters during the fourth quarter of fiscal 2015. We expect capital expenditures to be in the range of $70.0 million to $75.0 million in fiscal 2015, with a significant amount of the spending related our new world headquarters.

The board of directors has sole authority to determine if and when future dividends will be declared and on what terms. The board currently expects to continue declaring regular quarterly cash dividends for the foreseeable future but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/25/14
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$55,064	$62,789
Net cash used for investing activities	(52,968)	(34,333)
Net cash used for financing activities	(53,015)	(18,754)
Exchange rate changes	(332)	(675)
Change in cash and equivalents	$(51,251)	$9,027

Operating Activities

During the first nine months of fiscal 2015, net cash provided by operating activities was $55.1 million, primarily due to net income generated during the first nine months of fiscal 2015. Partly offsetting net income was cash used to fund increases in inventories and to settle incentive compensation awards. The $11.9 million increase in inventories during the first nine months of fiscal 2015 was primarily due to higher raw materials inventory sourced from China in advance of the Chinese New Year holiday as we strategically increased inventory levels to mitigate port slowdown of in-bound materials. Additionally, our finished goods inventory in our regional distribution centers increased in order to improve the in-stock position on key items for our customers.

During the first nine months of fiscal 2014, net cash provided by operating activities was $62.8 million, primarily due to net income generated during the first nine months of fiscal 2014. This was partially offset by an increase in inventories primarily related to increased raw materials sourced from China in advance of the Chinese New Year holiday and increased finished goods inventory in our distribution centers to support new stores.

Investing Activities

During the first nine months of fiscal 2015, net cash used for investing activities was $53.0 million, including capital expenditures of $56.5 million. Capital expenditures during the period primarily related to spending on our new world headquarters, as well as spending on new stores and manufacturing machinery and equipment. In addition, we invested $6.6 million of cash during the first nine months of fiscal 2015, primarily to purchase life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan. Partly offsetting these items were proceeds realized from the sale of assets, including assets previously held for sale. Additionally, offsetting the cash used for investing activities was a reduction in restricted cash of $2.9 million, which secures our outstanding letters of credit.

During the first nine months of fiscal 2014, net cash used for investing activities was $34.3 million, including capital expenditures of $23.1 million. In addition, we invested $12.8 million of cash on hand into longer term investments. Partially offsetting these items were proceeds realized from the sale of assets.

Financing Activities

During the first nine months of fiscal 2015, net cash used for financing activities was $53.0 million, including $35.8 million for purchasing our common stock and $10.4 million in quarterly dividends. In addition, we used cash to pay off an industrial revenue bond of $7.1 million that we had used to finance the construction of one of our manufacturing facilities.

In the first nine months of fiscal 2014, net cash used for financing activities was $18.8 million, primarily for purchasing our common stock and paying our quarterly dividends.

Our board of directors has authorized the purchase of company stock. As of January 24, 2015, 6.3 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 1.5 million shares during the first nine months of fiscal 2015, for a total of $35.8 million. With the cash flows we anticipate generating in the remainder of fiscal 2015, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the third quarter of fiscal 2015 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the third quarter of fiscal 2015, there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2014 Annual Report on Form 10-K.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Form 10-K for the year ended April 26, 2014. There were no material changes to our critical accounting policies during the first nine months of fiscal 2015.

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

Business Outlook

We are encouraged by our business opportunities moving forward. Our brand remains the strongest in the industry, and our marketing initiatives continue to resonate with consumers. We are introducing compelling new product and are making a series of moves to drive growth while strengthening our manufacturing and retail platforms. At the same time, consumer confidence remains strong, and we believe we will continue to capture market share as we build out our store system throughout North America. With all these initiatives in place, we are confident we have the correct strategic plan in place to deliver long-term profitable growth to our shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2015, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2014.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We expect the implementation to occur in phases into fiscal 2016. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 24, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 26, 2014. There have been no material changes to our risk factors during the first nine months of fiscal 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of January 24, 2015, 6.3 million shares remained available for purchase pursuant to this authorization. We purchased 1.5 million shares during the first nine months of fiscal 2015, for a total of $35.8 million. During the third quarter of fiscal 2015, pursuant to the existing board authorization, we adopted a plan to purchase company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 10b5-1 plan was effective January 1, 2015. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The 10b5-1 plan expires at the close of business on March 31, 2015. With the cash flows we anticipate generating in fiscal 2015, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended January 24, 2015:

(Amounts in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 26 — November 29, 2014)	233	$23.06	233	6,712
Fiscal December (November 30 — December 27, 2014)	197	$26.00	197	6,515
Fiscal January (December 28, 2014 — January 24, 2015)	210	$26.62	210	6,305
Fiscal Third Quarter of 2015	640	$25.13	640	6,305

(1)         On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and between October 1987 and January 24, 2015, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1

Amendment Number One to Amended and Restated Credit Agreement, Amendment Number One to Amended and Restated Security Agreement, Ratification and Reaffirmation Agreement, dated as of December 30, 2014, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (incorporated by reference to an exhibit to Form 8-K filed January 6, 2015)

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

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 17, 2015

	BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Vice President of Finance
On behalf of the Registrant and as
Chief Accounting Officer