Form 10-K
period 2015-04-25
LA-Z-BOY INC
filed 2015-06-16
CIK 57131

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 25, 2015

COMMISSION FILE NUMBER 1-9656

LA-Z-BOY INCORPORATED
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-0751137 (I.R.S. Employer Identification No.)
One La-Z-Boy Drive, Monroe, Michigan (Address of principal executive offices)	48162-5138 (Zip Code)

Registrant's telephone number, including area code (734) 242-1444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Based on the closing price on the New York Stock Exchange on October 24, 2014, the aggregate market value of Registrant's common shares held by non-affiliates of the Registrant on that date was $1,132.8 million.

The number of common shares outstanding of the Registrant was 50,500,801 as of June 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED
FORM 10-K ANNUAL REPORT FISCAL 2015

Note: The responses to Items 10 through 14 will be included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2015 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, "we," "our" or the "Company") make forward-looking statements in this report, and its representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (i.e. port strikes); (i) changes in the domestic or international regulatory environment; (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the results of our restructuring actions; (t) the impact of potential goodwill or intangible asset impairments; and (u) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We manufacture, market, import, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major North American manufacturing locations to support our speed to market and customization strategy.

We sell our products, primarily in the United States and Canada as well as internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 325 La-Z-Boy Furniture Galleries® stores and 573 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "branded outlets" or "proprietary." In addition to the almost 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and Comfort Studios®), approximately 2,800 other dealers also sell La-Z-Boy. This includes some of the best known names in the industry, such as Art Van, Berkshire Hathaway and Slumberland. Additionally, our other brands—England, Kincaid, American Drew and Hammary—enjoy distribution through a combined 1,700 dealers. We own 110 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 573 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available complimentary in-home design service. Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own in-store gallery programs with over 525 outlets and 1.8 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.5 million square feet.

During fiscal 2015, we executed our plan to restructure our casegoods business, including transitioning to an all-import model for our wood furniture. As a result of this restructuring, we ceased casegoods manufacturing at our Hudson, North Carolina facility during the second quarter of fiscal 2015, and we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product. We have completed the consolidation of our casegoods showrooms and will complete the consolidation of our casegoods corporate offices in fiscal 2016. We also marketed for sale our youth furniture business, Lea Industries, in connection with the restructuring, as it did not align with our long-term strategic objectives. We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015.

Principal Products and Industry Segments

Our reportable segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.    Our Upholstery segment is our largest business and mainly consists of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures, imports, and exports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studio® and England Custom Comfort Center locations, major dealers and other independent retailers.

Casegoods Segment.    Our Casegoods segment is an importer, marketer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells primarily to major dealers, as well as La-Z-Boy Furniture Galleries® stores, along with a wide cross-section of other independent retailers.

Retail Segment.    Our Retail segment consists of 110 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

We have provided additional detailed information regarding our segments and their products in Note 16 to our consolidated financial statements and our "Management's Discussion and Analysis" section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials and parts that we use in our Upholstery segment are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, and electrical components for power styles, which together account for approximately 84% of the segment's total material costs. Purchased cover is our largest raw material cost in this segment and represents about 43% of the segment's material costs. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase about 77% of our polyurethane foam from one supplier, which has several facilities across the United States that deliver to our plants. If one of these major suppliers experienced financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we obtained alternate suppliers.

We purchase approximately 55% (based on cost) of our cover in a raw state (fabric rolls or leather hides) and cut and sew it into cover, and 45% in covers that have already been cut and sewn by third-party offshore suppliers to our specifications. We buy from five primary suppliers of cut-and-sewn leather and fabric products. Of the products that we import from China, two suppliers manufacture over 80% of the leather cut-and-sewn sets, and two other suppliers manufacture over 95% of the fabric products.

During fiscal 2015, materials we used in our upholstery manufacturing process increased in price by approximately 2% compared with fiscal 2014. We expect our raw material costs to be flat as a percent of sales in fiscal 2016 compared to fiscal 2015.

Our Casegoods segment is primarily an importer, marketer, and distributor of wood furniture, with some manufacturing operations for coordinated upholstered furniture. Raw materials, primarily related to our coordinated upholstery furniture, represented only about 7% of the value of our inventory in this segment and about 3% of our total raw material at the end of fiscal 2015, and mainly consisted of the same materials used in our Upholstery segment.

Casegoods Finished Goods Imports

We imported 79% of the finished wood furniture that we sold in fiscal 2015 (compared with 70% in fiscal 2014), primarily because of the low labor (both wages and benefits) and overhead costs associated with manufacturing casegoods product overseas. Due to the transition to an all-import model for our wood furniture during fiscal 2015, we are now importing 100% of the casegoods products that we offer for sale. The prices we paid for these imported products in fiscal 2015 were essentially unchanged from fiscal 2014. We currently expect these prices and associated transportation costs to increase slightly in fiscal 2016 compared to fiscal 2015. Looking across our wholesale segments, imported finished goods represented 7% of our consolidated sales in both fiscal 2015 and fiscal 2014.

Seasonal Business

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates. Historically, all of our segments have normally experienced lower sales during our first fiscal quarter. Our Upholstery segment has typically experienced its highest sales during our fourth fiscal quarter, while our Retail segment has usually experienced its highest sales during our third fiscal quarter.

Our Casegoods segment has historically experienced its highest sales in the second or fourth fiscal quarters. During fiscal 2015, however, our Casegoods segment attained its highest sales during our first fiscal quarter and its lowest sales during our fourth fiscal quarter. We believe that the change in the seasonality of our sales during fiscal 2015 was the result of delays in market introductions and other key items being out of stock at the end of fiscal 2014, which resulted in higher shipments during the first quarter of fiscal 2015. We also increased sales in the first quarter of fiscal 2015 due to heavy shipments of our discontinued product lines related to our restructuring plan. We do not believe these factors represent a change in the seasonal trend for sales of this product.

When possible, we schedule production to maintain consistent manufacturing activity throughout the year. We shut down our domestic plants for a week in July to perform routine maintenance on our equipment.

Economic Cycle and Purchasing Cycle

Upholstered furniture has a shorter life cycle than casegoods furniture because upholstered furniture is typically more fashion and design-oriented, and is often purchased one or two pieces at a time. Casegoods products, in contrast, are longer-lived and frequently purchased in groupings or "suites," resulting in a much larger cost to the consumer. As a result, casegoods sales are more sensitive to economic conditions, and upholstered furniture normally exhibits a less volatile sales pattern over an economic cycle.

Practices Regarding Working Capital Items

The following describes our significant practices regarding working capital items.

Inventory:    For our upholstery segment, we maintain raw materials and work in process inventory at our manufacturing locations, and finished goods inventory at our six regional distribution centers. Our regional distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently owned stores. Our regional distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce our inventory levels at our manufacturing and retail locations. We also maintain some finished goods inventory at our manufacturing locations, which primarily supports efficient shipping of sold orders.

We import most casegoods product to enable us to meet our customers' delivery requirements, due to the long lead times to receive product from overseas vendors. This practice results in higher levels of finished goods inventory, as a percentage of sales, of our casegoods products than our upholstery products. Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores for display purposes.

Our inventory increased $9.8 million, or 0.2 percentage point as a percent of sales, during fiscal 2015 compared with fiscal 2014. The majority of this increase was driven by raw materials in our Upholstery segment as we worked to reduce out-of-stock cover options. Additionally, our inventory increased in our Retail segment due to new and acquired stores. These increases were partially offset by a reduction in inventories at our Casegoods segment as we completed our transition to an all-import model and reduced the raw material inventory required to support domestic manufacturing operations, including a $4.8 million reduction of our LIFO reserves. We will continue to manage our inventory levels to ensure they are appropriate relative to our sales, while maintaining our focus on service to our customers.

Accounts Receivable:    During fiscal 2015, our accounts receivable increased $5.9 million compared with fiscal 2014, which reflected a 0.1 percentage point reduction as a percentage of sales. The increase in dollars was mainly due to higher sales in fiscal 2015. We continue to see an improvement in the financial condition of our customer base, including our independent La-Z-Boy Furniture Galleries® dealers. We monitor our customers' accounts and limit our credit exposure to certain independent dealers, and decrease our days sales outstanding where possible.

Accounts Payable:    During fiscal 2015, our accounts payable decreased $10.0 million compared with fiscal 2014, and decreased 0.9 percentage point as a percentage of sales. The decrease was primarily a result of lower capital expenditures in accounts payable, as we paid for substantially all of our new world headquarters costs by the end of the fiscal 2015.

Customers

Our wholesale customers are furniture retailers located primarily throughout the United States and Canada. We did not have any single customer whose purchases amounted to more than 2% of our consolidated or Upholstery segment sales in fiscal 2015. Sales in our Upholstery and Casegoods segments are almost entirely to furniture retailers, but we sell to consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be "proprietary." For our Upholstery and Casegoods segments, our fiscal 2015 customer mix based on sales was about 58% proprietary, 8% major dealers (for example, Art Van Furniture, Berkshire Hathaway, Slumberland Furniture, and Raymour & Flanigan Furniture) and 34% other independent retailers.

The success of our product distribution relies heavily on having retail floor space that is dedicated to displaying and marketing our products. Our La-Z-Boy Furniture Galleries® stores network has the largest number of proprietary stores and galleries among our operating units. In addition, we sell product through proprietary space within other retail furniture stores, primarily La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, and Kincaid Shoppes.

Maintaining, updating, and expanding, when appropriate, our proprietary distribution network is a key part of our overall sales and marketing strategy. Our 4-4-5 initiative, through which we expect to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five year period that began with fiscal 2014, is a key growth strategy for us. As we continue to maintain and update our current stores, the La-Z-Boy Furniture Galleries® stores network plans to open, relocate or remodel 35 to 40 stores during fiscal 2016. All of these new stores will feature the new concept store design we developed and introduced in fiscal 2012.

We select independent dealers for our proprietary La-Z-Boy Furniture Galleries® stores network based on factors such as their management and financial qualifications and the potential for distribution in specific geographical areas. This proprietary distribution benefits La-Z-Boy, our dealers and our consumers. It enables La-Z-Boy to concentrate our marketing with sales personnel dedicated to our entire product line, and only that line and approved accessories. It allows dealers who join this proprietary group to take advantage of practices that other proprietary dealers have succeeded with, and we facilitate forums for these dealers to share best practices. These La-Z-Boy Furniture Galleries® stores provide our consumers a full-service shopping experience with a large variety of product and knowledgeable sales associates and in-home design consultants.

Orders and Backlog

We typically build upholstery orders based on specific dealer orders, either for dealer stock or to fill a consumer's custom order. We have casegoods product produced primarily to our internal order, rather than a customer or consumer order, resulting in higher finished goods inventory on hand as a percentage of sales. Because the size of our backlog at a given time may not be indicative of our future sales, we do not rely entirely on backlogs to predict future sales.

For our continuing operations, as of April 25, 2015, and April 26, 2014, our Upholstery segment backlogs were approximately $71.5 million and $77.0 million, respectively, and our Casegoods segment backlogs were approximately $11.2 million and $15.4 million, respectively. Our backlogs are lower than the prior year due to being in a better inventory service position at April 25, 2015.

Competitive Conditions

We are the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

In the Upholstery segment, our largest competitors are Ashley, Bassett Furniture, Bernhardt, Best Chair, Broyhill, Craftmaster, Ethan Allen, Flexsteel, Heritage Home Group, Klaussner, and Natuzzi.

In the Casegoods segment, our main competitors are Ashley, Bernhardt, Ethan Allen, Heritage Home Group, Hooker Furniture, Stanley Furniture, and Lacquer Craft. The Casegoods segment faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry throughout North America, and different stores have different competitors based on their geographic locations. Competitors include: Arhaus, Ashley, Bassett Furniture Direct, Crate and Barrel, Ethan Allen, Nebraska Furniture Mart, Restoration Hardware, Thomasville Home Furnishings Stores, several other regional competitors (for example Art Van Furniture, Raymour & Flanigan Furniture, and Slumberland Furniture), and family-owned independent furniture stores.

In addition to the larger competitors listed above, a substantial number of small and medium-sized companies operate within our business segments, all of which are highly competitive.

Over the past decade alternative distribution channels have increasingly affected our retail markets. Companies such as Costco, Home Depot, IKEA, Sam's Club, Target, Wal-Mart, Williams Sonoma, and others offer products that compete with some of our product lines. The increased ability of consumers to purchase furniture through various furniture manufacturers' and retailers' internet websites has also increased competition, including companies such as QVC and Wayfair that operate with lower overhead costs than a brick and mortar retailer.

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

Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements, which are included in Item 8 of this report.

Trademarks, Licenses and Patents

We own several trademarks, including La-Z-Boy, our most valuable. The La-Z-Boy trademark is essential to the Upholstery and Retail segments of our business. To protect our trademarks, we have registered them in the United States and various other countries where our products are sold. These trademarks have a perpetual life, subject to renewal. We license the use of the La-Z-Boy trademark to our major international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture and non-furniture products, and these arrangements enhance our brand awareness, broaden the perceptions of La-Z-Boy and create visibility of the La-Z-Boy brand in channels outside of the residential furniture industry. In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers, under "Customers."

We hold a number of patents that we actively enforce, but we believe that the loss of any single patent or group of patents would not significantly affect our business.

Compliance with Environmental Regulations

Our manufacturing operations involve the use and disposal of certain substances regulated under environmental protection laws, and we are involved in a small number of remediation actions and site investigations concerning such substances. Based on a review of all currently known facts and our experience with previous environmental matters, we believe we have adequate reserves in respect of probable and reasonably estimable losses arising from environmental matters and we currently do not believe it is probable that we will have any additional loss for environmental matters that would be material to our consolidated financial statements.

Employees

We employed approximately 8,270 full-time equivalent employees as of April 25, 2015, compared with 8,300 employees at the end of fiscal 2014. We employed approximately 7,000 in our Upholstery segment, 200 in our Casegoods segment, 800 in our Retail segment, and the remaining employees as corporate personnel. We employ the majority of our employees on a full-time basis except in our Retail segment, where many of our employees are part-time.

Financial Information About Foreign and Domestic Operations and Export Sales

In fiscal 2015, our direct export sales, including sales in Canada, were approximately 13% of our total sales. We are part of a manufacturing joint venture in Thailand, which distributes furniture in Australia, New Zealand, Thailand and other countries in Asia. In addition, we participate in a sales and marketing joint venture in Asia, which sells and distributes furniture in Korea, Taiwan, Japan, India, Malaysia, and other Asian countries.

We operate a facility in Mexico which produces cut-and-sewn fabric sets for our domestic upholstery manufacturing facilities. We provide information on sales in the United States, Canada, and other countries in Note 16 to our consolidated financial statements, which are included in Item 8 of this report. Our net property, plant, and equipment value in the United States was $165.7 million and $120.7 million at the end of fiscal 2015 and fiscal 2014, respectively. Our net property, plant, and equipment value in foreign countries was $8.3 million and $6.8 million in fiscal 2015 and fiscal 2014, respectively.

See Item 1A of this report for information about the risks related to our foreign operations.

Internet Availability

Our Forms 10-K, 10-Q, 8-K, and proxy statements on Schedule 14A and amendments to those reports are available free of charge through links on our internet website, www.la-z-boy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of any materials we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The information on our website is not part of this report.

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

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability and quality could have a negative effect on our cost of sales and our ability to meet our customers' demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales. We have a higher concentration (70%) in upholstery sales, including motion furniture, than many of our competitors, and the effects of steel, polyurethane foam, leather and fabric price increases or quantity shortages could be significant for our business. About 77% of our polyurethane foam comes from one supplier. This supplier has several facilities across the United States, but severe weather or natural disasters could result in delays in shipments of polyurethane foam to our plants.

A change in the financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide their products to us in a timely manner. Upholstered furniture is fashion oriented, and if we were unable to acquire sufficient fabric variety, or to predict or respond to changes in fashion trends, we might lose sales and have to sell excess inventory at reduced prices. Doing so would have a negative effect on our sales and earnings.

Availability of foreign sourcing and economic uncertainty in countries outside of the United States in which we operate or from which we purchase product could adversely affect our business and results of operations.

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our Casegoods segment imports products manufactured by foreign sources, mainly in China, Vietnam and Indonesia, and our Upholstery segment purchases cut-and-sewn fabric and leather sets and some finished goods from Chinese and other foreign vendors. The majority of the cut-and-sewn leather kits that we purchase from China are from two suppliers. Our sourcing partners may not be able to produce goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in our shipments to our customers.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, changes in laws and regulations, including import, export, labor and environmental laws, port strikes, tariffs and trade barriers, monetary and fiscal policies, investments, taxation, and exchange controls. Additionally, unsettled political conditions, possible terrorist attacks, organized crime and public health concerns present a risk to our non-U.S. operations. All of these items could make servicing our customers more difficult or cause disruptions in our plants that could reduce our sales, earnings, or both in the future.

Inability to maintain and enhance our brand and respond to changes in our current and potential consumers' tastes and trends in a timely manner could adversely affect our business and operating results.

The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining consumers and attracting new ones. Because furniture product is fashion oriented, changes in consumers' tastes and trends and the resultant change in our product mix could adversely affect our business and operating results. We attempt to minimize these risks by maintaining a strong advertising and marketing campaign promoting both our brands and our current product designs, styles, quality and prices. If these efforts were unsuccessful or required us to incur substantial costs, our business, operating results and financial or competitive condition could be adversely affected.

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

Our current retail markets and other markets that we enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets if we fail to meet our earnings expectations for these markets.

From time to time we acquire retail locations and related assets, remodel and relocate existing stores, and close underperforming stores. Our assets include goodwill and other indefinite-lived intangible assets in connection with acquisitions. Profitability of acquired, remodeled, and relocated stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores, we may incur charges for the impairment of long-lived assets, the impairment of goodwill, or the impairment of other indefinite-lived intangible assets.

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

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, natural disasters and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could reduce our sales or result in longer production times. If our critical business computer systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them.

We have been implementing an enterprise resource planning (ERP) system in our largest operating unit over the last several years. We expect to complete the final implementation by the end of fiscal 2016. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management's assessment of our internal control over financial reporting.

We may be subject to product liability claims or undertake to recall one or more products, with a negative impact on our financial results and reputation.

Millions of our products, sold over many years, are currently used by consumers. We may be named as a defendant in lawsuits instituted by persons allegedly injured while using one of our products. We have insurance that we believe is adequate to cover such claims, but we are self-insured for the first $1.5 million in liability and for all defense costs. Furthermore, such claims could damage our brands and reputation and negatively affect our operating results. In addition, regulation of consumer products has increased in recent years as the U.S. Consumer Product Safety Commission has acquired greater regulatory and enforcement power. We have voluntarily recalled products in the past, and while none of those recalls has resulted in a material expense or other significant adverse effect, it is possible that future recalls, if any, could result in additional expense, penalties, injury to our brands and reputation, and negatively impact our operating results.

Our business and our reputation could be adversely affected by the failure to protect sensitive employee, customer and consumer data or to comply with evolving regulations relating to our obligation to protect such data.

Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber-attack threat and improved data protection methods. During fiscal 2015, we have been subject, and will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, computer viruses and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach in our systems that resulted in the unauthorized release of sensitive data could have a material adverse effect on our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We owned or leased approximately 10.5 million square feet of manufacturing, warehousing and distribution centers, office, showroom, and retail facilities, and had approximately 0.4 million square feet of idle facilities, at the end of fiscal 2015. Of the 10.5 million square feet occupied at the end of fiscal 2015, our Upholstery segment occupied approximately 6.7 million square feet, our Casegoods segment occupied approximately 1.4 million square feet, our Retail segment occupied approximately 2.0 million square feet and our Corporate and other operations occupied the balance.

Our active facilities and retail locations are located in Arkansas, California, Connecticut, Delaware, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Virginia, Wisconsin, Coahuila (Mexico), Bangkok (Thailand) and Hong Kong. All of our plants and stores are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. We own all of our domestic plants and our joint venture owns our Thailand plant. We lease the majority of our retail stores and regional distribution centers, as well as our manufacturing facility in Mexico and our office space in Hong Kong. For information on terms of operating leases for our properties, see Note 10 to our consolidated financial statements, which are included in Item 8 of this report.

ITEM 3.    LEGAL PROCEEDINGS.

We are involved in various legal proceedings arising in the ordinary course of our business. Based on a review of all currently known facts and our experience with previous legal matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal matters and we currently do not believe it is probable that we will have any additional loss for legal matters that would be material to our consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period. All executive officers serve at the pleasure of the board of directors.

Kurt L. Darrow, age 60

•
Chairman, President and Chief Executive Officer since August 2011

•
President and Chief Executive Officer from September 2003 through August 2011

Louis M. Riccio, Jr., age 52

•
Senior Vice President of La-Z-Boy and Chief Financial Officer since July 2006

Mark S. Bacon, Sr., age 52

•
Senior Vice President of La-Z-Boy and President of La-Z-Boy Branded Business since July 2011

•
Senior Vice President of La-Z-Boy and Chief Retail Officer from October 2008 through July 2011

J. Douglas Collier, age 48

•
Senior Vice President of La-Z-Boy, Chief Marketing Officer and President, International since August 2014

•
Chief Marketing Officer and President, International from August 2011 through August 2014

•
Chief Marketing Officer from September 2008 through August 2011

Darrell D. Edwards, age 51

•
Senior Vice President of La-Z-Boy and Chief Supply Chain Officer since August 2014

•
Senior Vice President of Operations, Residential Division from May 2012 through August 2014

•
Vice President, Manufacturing from July 2011 through May 2012

•
Vice President and General Manager—Dayton, Tennessee Plant from May 2007 through July 2011

Steven M. Kincaid, age 66

•
Senior Vice President of La-Z-Boy and President of Casegoods since November 2003

•
President, Kincaid Furniture Company, Incorporated from June 1983 through April 2015

Otis S. Sawyer, age 57

•
Senior Vice President of La-Z-Boy and President of Non-Branded Upholstery since February 2008

•
President, England, Inc. since February 2008

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Dividend and Market Information

The New York Stock Exchange is the principal market on which our common stock is traded. The tables below show the high and low sale prices of our common stock on the New York Stock Exchange during each quarter of our last two fiscal years.

		Market Price
	Dividends Paid
Fiscal 2015 Quarter Ended		High	Low	Close
July 26	$0.06	$26.66	$20.93	$21.63
October 25	$0.06	$23.42	$19.03	$21.83
January 24	$0.08	$27.75	$21.50	$27.36
April 25	$0.08	$28.38	$24.71	$27.49

	$0.28

		Market Price
	Dividends Paid
Fiscal 2014 Quarter Ended		High	Low	Close
July 27	$0.04	$22.33	$17.48	$20.34
October 26	$0.04	$24.42	$20.12	$23.35
January 25	$0.06	$31.22	$22.79	$27.19
April 26	$0.06	$28.48	$24.04	$24.55

	$0.20

Our credit agreement allows us to pay dividends or purchase shares as long as we are not in default and our excess availability, as defined in the agreement, is above 17.5% of the revolving credit commitment. If excess availability falls between 12.5% and 17.5%, then to continue paying dividends or purchasing shares, we must maintain a fixed charge coverage ratio of at least 1.10 to 1.00 on a pro forma basis and not be in default. Currently we are not prohibited from paying dividends or purchasing shares. Refer to Note 9 of the consolidated financial statements in Item 8 for further discussion of our credit agreement. The payment of future cash dividends is within the discretion of our board of directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement.

Shareholders

We had approximately 15,500 shareholders of record at June 9, 2015.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 25, 2015

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted- average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by Shareholders	1,038,621	(1)	$16.15	4,773,497	(2)

Note 1:  These options were issued under our 2010 Omnibus Incentive Plan.

Note 2:  This amount is the aggregate number of shares available for future issuance under our 2010 Omnibus Incentive Plan. The omnibus incentive plan provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors. We have performance awards outstanding under the plan that would reduce the number of shares remaining available for future issuance under the plan by 895,639 shares, assuming the maximum performance targets were achieved.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 24, 2010 in our common shares, in the S&P 500 Composite Index and in the Dow Jones U.S. Furnishings Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
April 2015

Company/Index/Market	2010	2011	2012	2013	2014	2015
La-Z-Boy Incorporated	$100	$79.73	$104.00	$120.53	$168.68	$191.04
S&P 500 Composite Index	$100	$114.31	$120.21	$138.62	$166.71	$193.95
Dow Jones U.S. Furnishings Index	$100	$119.15	$114.08	$104.90	$115.81	$153.41

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the purchase of company stock. As of April 25, 2015, 5.7 million shares remained available for purchase pursuant to this authorization. We spent $51.9 million in fiscal 2015 to purchase 2.1 million shares. During the fourth quarter of fiscal 2015, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 1, 2015. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on July 20, 2015. With the cash flows we anticipate generating in fiscal 2016, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2015:

(Shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 25 - February 28, 2015)	205	$26.84	205	6,100
Fiscal March (March 1 - March 28, 2015)	229	$25.88	229	5,871
Fiscal April (March 29 - April 25, 2015)	169	$27.61	169	5,702

Fiscal Fourth Quarter of 2015	603	$26.69	603	5,702

(1)
On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and between October 1987 and January 24, 2015, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2015.

ITEM 6.    SELECTED FINANCIAL DATA.

The following table presents our selected financial data. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. This information is derived from our audited financial statements and should be read in conjunction with those statements, including the related notes.

Consolidated Five-Year Summary of Financial Data

(Dollar amounts in thousands) Fiscal Year Ended	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011
Sales	$1,425,395	$1,357,318	$1,273,877	$1,166,705	$1,115,489
Cost of sales
Cost of goods sold	921,142	888,025	854,542	795,957	773,256
Restructuring	(239)	4,839	2,480	13	(162)

Total cost of sales	920,903	892,864	857,022	795,970	773,094

Gross profit	504,492	464,454	416,855	370,735	342,395
Selling, general and administrative expense	401,459	375,158	349,101	321,770	314,078
Restructuring	(132)	—	151	268	650
Write-down of long-lived assets	—	—	—	—	4,392

Operating income	103,165	89,296	67,603	48,697	23,275
Interest expense	523	548	746	1,384	2,346
Interest income	1,030	761	620	609	943
Income from Continued Dumping and Subsidy Offset Act, net	1,212	—	—	11,066	648
Other income (expense), net	744	2,050	3,208	(38)	402

Income from continuing operations before income taxes	105,628	91,559	70,685	58,950	22,922
Income tax expense (benefit)	36,954	31,383	23,520	(25,052)	7,409

Income from continuing operations	68,674	60,176	47,165	84,002	15,513
Income (loss) from discontinued operations, net of tax	3,297	(3,796)	17	4,906	1,860

Net income	71,971	56,380	47,182	88,908	17,373
Net (income) loss attributable to noncontrolling interests	(1,198)	(1,324)	(793)	(942)	6,674

Net income attributable to La-Z-Boy Incorporated	$70,773	$55,056	$46,389	$87,966	$24,047

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$67,476	$58,852	$46,372	$83,060	$22,187
Income (loss) from discontinued operations	3,297	(3,796)	17	4,906	1,860

Net income attributable to La-Z-Boy Incorporated	$70,773	$55,056	$46,389	$87,966	$24,047

 Consolidated Five-Year Summary of Financial Data (Continued)

(Amounts in thousands, except per share data) Fiscal Year Ended	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011
Basic weighted average shares	51,767	52,386	52,351	51,944	51,849
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.30	$1.11	$0.87	$1.57	$0.42
Income (loss) from discontinued operations	0.06	(0.07)	—	0.09	0.04

Basic net income attributable to La-Z-Boy Incorporated per share	$1.36	$1.04	$0.87	$1.66	$0.46

Diluted weighted average shares	52,346	53,829	53,685	52,478	52,279
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.28	$1.09	$0.85	$1.55	$0.41
Income (loss) from discontinued operations	0.06	(0.07)	—	0.09	0.04

Diluted net income attributable to La-Z-Boy Incorporated per share	$1.34	$1.02	$0.85	$1.64	$0.45

Dividends declared per share	$0.28	$0.20	$0.08	$—	$—
Book value of year-end shares outstanding(1)	$10.33	$10.04	$9.25	$8.46	$6.96

 Consolidated Five-Year Summary of Financial Data (Continued)

(Dollar amounts in thousands) Fiscal Year Ended	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012	(53 weeks) 4/30/2011
Return on average total equity(2)	12.9%	11.8%	10.0%	20.7%	4.4%
Gross profit as a percent of sales	35.4%	34.2%	32.7%	31.8%	30.7%
Operating income as a percent of sales	7.2%	6.6%	5.3%	4.2%	2.1%
Effective tax rate(3)	35.0%	34.3%	33.3%	(42.5)%	32.3%
Return on sales(3)	4.8%	4.4%	3.7%	7.2%	1.4%
Depreciation and amortization	$22,283	$23,182	$23,140	$23,486	$24,302
Capital expenditures	$70,319	$33,730	$25,912	$15,663	$10,540
Property, plant and equipment, net	$174,036	$127,535	$118,060	$114,366	$120,603
Working capital	$321,560	$355,291	$350,717	$350,241	$300,119
Current ratio(4)	3.1 to 1	3.1 to 1	3.3 to 1	3.3 to 1	3.3 to 1
Total assets	$774,604	$771,295	$720,371	$685,739	$593,455
Long-term debt, excluding current portion	$433	$277	$7,576	$7,931	$29,937
Total debt	$830	$7,774	$8,089	$9,760	$35,057
Total equity	$533,100	$529,718	$491,968	$447,815	$364,140
Debt to equity ratio(5)	0.2%	1.5%	1.6%	2.2%	9.6%
Debt to capitalization ratio(6)	0.2%	1.4%	1.6%	2.1%	8.8%
Shareholders	15,500	13,900	12,400	13,900	13,900
Employees	8,270	8,300	8,185	8,160	7,910
(1)
Equal to total La-Z-Boy Incorporated shareholders' equity divided by the number of outstanding shares on the last day of the fiscal year

(2)
Equal to income from continuing operations divided by average two year equity

(3)
Based on income from continuing operations

(4)
Equal to total current assets divided by total current liabilities

(5)
Equal to total debt divided by total equity

(6)
Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2015

(Amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/26/2014	(13 weeks) 10/25/2014	(13 weeks) 1/24/2015	(13 weeks) 4/25/2015
Sales	$326,980	$365,601	$357,876	$374,938
Cost of sales
Cost of goods sold	215,831	235,716	228,326	241,269
Restructuring	(357)	(10)	(9)	137

Total cost of sales	215,474	235,706	228,317	241,406

Gross profit	111,506	129,895	129,559	133,532
Selling, general and administrative expense	95,015	99,683	103,393	103,368
Restructuring	—	20	(762)	610

Operating income	16,491	30,192	26,928	29,554
Interest expense	132	145	131	115
Interest income	202	233	232	363
Income from Continued Dumping and Subsidy Offset Act, net	—	—	—	1,212
Other income (expense), net	(258)	152	805	45

Income from continuing operations before income taxes	16,303	30,432	27,834	31,059
Income tax expense	5,755	10,743	9,477	10,979

Income from continuing operations	10,548	19,689	18,357	20,080
Income from discontinued operations, net of tax	2,497	285	115	400

Net income	13,045	19,974	18,472	20,480
Net (income) loss attributable to noncontrolling interests	36	(445)	(524)	(265)

Net income attributable to La-Z-Boy Incorporated	$13,081	$19,529	$17,948	$20,215

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$10,584	$19,244	$17,833	$19,815
Income from discontinued operations	2,497	285	115	400

Net income attributable to La-Z-Boy Incorporated	$13,081	$19,529	$17,948	$20,215

Diluted weighted average common shares	52,627	52,723	52,139	51,616
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.20	$0.36	$0.34	$0.38
Income from discontinued operations	0.05	0.01	—	0.01

Diluted net income attributable to La-Z-Boy Incorporated per share	$0.25	$0.37	$0.34	$0.39

Dividends declared per share	$0.06	$0.06	$0.08	$0.08

Unaudited Quarterly Financial Information Fiscal 2014

(Amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/27/2013	(13 weeks) 10/26/2013	(13 weeks) 1/25/2014	(13 weeks) 4/26/2014
Sales	$305,502	$352,271	$346,525	$353,020
Cost of sales
Cost of goods sold	203,949	229,727	224,786	229,563
Restructuring	87	(142)	(60)	4,954

Total cost of sales	204,036	229,585	224,726	234,517

Gross profit	101,466	122,686	121,799	118,503
Selling, general and administrative expense	86,701	96,568	95,915	95,974

Operating income	14,765	26,118	25,884	22,529
Interest expense	136	133	142	137
Interest income	180	176	183	222
Other income (expense), net	537	(279)	849	943

Income from continuing operations before income taxes	15,346	25,882	26,774	23,557
Income tax expense	5,445	8,425	8,916	8,597

Income from continuing operations	9,901	17,457	17,858	14,960
Income (loss) from discontinued operations, net of tax	34	(440)	(987)	(2,403)

Net income	9,935	17,017	16,871	12,557
Net income attributable to noncontrolling interests	(345)	(273)	(388)	(318)

Net income attributable to La-Z-Boy Incorporated	$9,590	$16,744	$16,483	$12,239

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$9,556	$17,184	$17,470	$14,642
Income (loss) from discontinued operations	34	(440)	(987)	(2,403)

Net income attributable to La-Z-Boy Incorporated	$9,590	$16,744	$16,483	$12,239

Diluted weighted average common shares	53,051	53,261	53,226	53,519
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.18	$0.32	$0.33	$0.27
Loss from discontinued operations	—	(0.01)	(0.02)	(0.04)

Diluted net income attributable to La-Z-Boy Incorporated per share	$0.18	$0.31	$0.31	$0.23

Dividends declared per share	$0.04	$0.04	$0.06	$0.06

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to better understand our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin with an introduction to our key businesses and significant operational events in fiscal 2015. We then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

This Management's Discussion and Analysis only reflects results of our continuing operations, unless otherwise noted. During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit, and we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly known as La-Z-Boy Greensboro, Inc.). We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during fiscal 2015. In the accompanying financial statements, we reported the operating results of Bauhaus and Lea Industries as discontinued operations for all periods presented. For the fiscal years ended April 25, 2015, and April 26, 2014, we recorded pre-tax income of $0.9 million ($0.6 million after tax) and a pre-tax loss of $6.0 million ($3.8 million after tax), respectively, in discontinued operations related to these businesses. We previously reported results of Bauhaus as a component of our Upholstery segment, and Lea Industries as a component of our Casegoods segment.

Also in fiscal 2015, we recorded $4.2 million of pre-tax income ($2.7 million after tax) in discontinued operations related to the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"), which provides for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases, to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. Of the $4.2 million pre-tax income we received, $3.8 million related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007 and reported it as discontinued operations at that time, and our contract provided that we would receive a portion of any such duties to which that entity was entitled. The remainder of the CDSOA pre-tax income reported in discontinued operations related to Lea Industries.

Introduction

Our Business

La-Z-Boy Incorporated and its subsidiaries manufacture, market, import, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major North-American manufacturing locations to support our speed to market and customization strategy.

We sell our products, primarily in the United States and Canada as well as internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 325 La-Z-Boy Furniture Galleries® stores and 573 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "branded outlets" or "proprietary." We own 110 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 573 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own dedicated proprietary in-store programs with 525 outlets and 1.8 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.5 million square feet.

Our goal is to deliver improved sales and earnings to shareholders over the long term through execution of our strategic initiatives. The foundation of our strategic initiatives is driving sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are driving this growth through our Live Life Comfortably marketing campaign, featuring Brooke Shields as our brand ambassador. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy's appeal among a broader consumer demographic. We also are driving growth of our La-Z-Boy brand through a steady cadence of new product introductions, including our Urban Attitudes® collection of smaller-scale furniture targeted at a more style-conscious demographic, as well as younger consumers and those living in more confined spaces in urban locations.

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

We are also focused on improving profitability through operational excellence in our supply chain. We are implementing a corporate center of excellence for supply chain management, through which we will transition our supply chain efforts from being run by our individual operating companies to being managed on a corporation-wide basis, in order to leverage efficiencies, savings opportunities, and relationships with vendors. One key aspect of this strategy is the establishment of a global trading company in Asia, through which we expect to gain procurement, logistics, and quality control benefits. We expect to realize the benefits of optimizing our supply chain in future years as we execute this multi-year project.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•
Upholstery Segment.  Our Upholstery segment is our largest business and mainly consists of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures, imports, and exports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studio® and England Custom Comfort Center locations, major dealers and other independent retailers.

•
Casegoods Segment.  Our Casegoods segment is an importer, marketer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells primarily to major dealers, as well as La-Z-Boy Furniture Galleries® stores, along with a wide cross-section of other independent retailers.

•
Retail Segment.  Our Retail segment consists of 110 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

Significant Operational Events in Fiscal 2015

During fiscal 2015, we increased sales by $68.1 million, or 5.0%, increased operating income by $13.9 million, or 15.5%, and generated $86.8 million in cash from operating activities. We returned value to shareholders during the year through $51.9 million of share purchases and $14.5 million of dividend payments, and we continued to invest in our business, including technology improvements to our ERP system and our website and e-commerce platform. In addition, we invested $70.3 million in capital spending, which includes spending to complete construction of our new world headquarters, and paid down debt of $7.6 million during the year.

As part of our 4-4-5 initiative, during fiscal 2015 we opened eight stores and closed four stores in our company-owned retail segment. Additionally, we acquired five stores from independent La-Z-Boy Furniture Galleries® dealers during the year, bringing our total company-owned La-Z-Boy Furniture Galleries® store count to 110 at the end of fiscal 2015, compared to 101 at the end of fiscal 2014. We also moved into our new world headquarters during the fourth quarter of fiscal 2015.

Also during fiscal 2015, we executed our plan to restructure our casegoods business, including transitioning to an all-import model for our wood furniture. As a result of this restructuring, we ceased casegoods manufacturing at our Hudson, North Carolina facility during the second quarter of fiscal 2015, and we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product and exited the hospitality business as we manufactured those products in our Hudson facility. We have completed the consolidation of our casegoods showrooms and will complete the consolidation of our casegoods corporate offices in fiscal 2016. We transitioned our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. We sold both of our North Wilkesboro facilities and most of the wood-working equipment from our Hudson plant during fiscal 2015. We marketed for sale our youth furniture business, Lea Industries, in connection with the restructuring, as it did not align with our long-term strategic objectives. We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during fiscal 2015.

These items are all discussed in more detail throughout this Management's Discussion and Analysis.

Results of Operations

Fiscal Year 2015, Fiscal Year 2014, and Fiscal Year 2013

La-Z-Boy Incorporated

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change	(52 weeks) 4/27/2013	(FY14 vs FY13) % Change
Sales	$1,425,395	$1,357,318	5.0%	$1,273,877	6.6%
Operating income	103,165	89,296	15.5%	67,603	32.1%
Operating margin	7.2%	6.6%		5.3%

Sales

Our sales increased 5.0%, or $68.1 million, in fiscal 2015 compared to fiscal 2014, following an increase of 6.6%, or $83.4 million, in fiscal 2014 compared to fiscal 2013. Our sales increase in fiscal 2015 was due to increases in all of our operating segments, while the sales increase in fiscal 2014 was driven by sales increases in our Upholstery and Retail segments, partly offset by a decline in sales in our Casegoods segment. Our Upholstery segment sales increase in both fiscal 2015 and fiscal 2014 was driven by stronger volume and selling price increases. Our Retail segment sales increase in both fiscal 2015 and fiscal 2014 was due to sales increases from our active stores that have been open for a minimum of 12 months, as well as the sales volume increases of our new and acquired stores. Our

Casegoods segment sales increase in fiscal 2015 was due to stronger volume partly offset by higher promotional activity, while the decrease in sales during fiscal 2014 was the result of weaker volume in that year.

Operating Margin

Our operating margin was 7.2% in fiscal 2015, an increase of 0.6 percentage point over fiscal 2014. Our operating margin was 6.6% in fiscal 2014, an increase of 1.3 percentage point over fiscal 2013.

•
Our gross margin improved 1.2 percentage point during fiscal 2015 compared to fiscal 2014, following a 1.5 percentage point increase in fiscal 2014 as compared to fiscal 2013.

•
The improvement in our gross margin in both years was driven by higher unit volume and selling prices, partly offset by raw material cost increases in both fiscal 2015 and fiscal 2014.

•
The higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments, positively impacted our gross margin during both fiscal 2015 and fiscal 2014.

•
The transition to an all-import model in our Casegoods segment for our wood furniture provided a benefit to the gross margin rate during fiscal 2015. Additionally, our gross margin was positively impacted by a reduction to our LIFO reserves.

•
Our selling, general, and administrative ("SG&A") expense as a percentage of sales increased 0.6 percentage point during fiscal 2015 compared to fiscal 2014, following a 0.2 percentage point increase in fiscal 2014 as compared to fiscal 2013.

•
The increase in SG&A expense as a percentage of sales in fiscal 2015 was primarily due to spending for investment in our business. Technology improvements to our ERP system and replacement of our website and e-commerce platform resulted in a 0.3 percentage point increase during fiscal 2015. Distribution costs, primarily from expanding our regional distribution centers network, resulted in a 0.3 percentage point increase during fiscal 2015. Additionally, the growth of our Retail segment, which has a higher level of SG&A expense as a percent of sales than our wholesale segments, also contributed to the increase in SG&A expense. These items were offset by lower incentive compensation costs of 0.5 percentage point during the fiscal year because our fiscal 2014 results were stronger against our incentive-based targets than our fiscal 2015 results.

•
The increase in SG&A expense as a percentage of sales in fiscal 2014 was mainly due to higher advertising costs of 0.2 percentage point, primarily due to increased spending related to our Live Life Comfortably marketing campaign, and higher incentive compensation costs of 0.2 percentage point. The main drivers of the increase in incentive compensation costs during fiscal 2014 were the improvement in our consolidated financial performance and the increase in our share price during the year. Several of our share-based compensation awards are liability-based and/or performance-based awards, and their cumulative expense to date is adjusted at the end of each period based on the share price on the last day of the reporting period and the ultimate amount of awards expected to vest. These items were partly offset by a reduction in the provision for doubtful accounts of 0.3 percentage point, due to the improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers during fiscal 2014.

These items are further explained in the discussion of each segment's results later in this Management's Discussion and Analysis.

Upholstery Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change	(52 weeks) 4/27/2013	(FY14 vs FY13) % Change
Sales	$1,151,802	$1,099,050	4.8%	$1,029,765	6.7%
Operating income	121,403	117,688	3.2%	95,571	23.1%
Operating margin	10.5%	10.7%		9.3%

Sales

Our Upholstery segment's sales increased 4.8%, or $52.8 million, in fiscal 2015 over fiscal 2014, and increased 6.7%, or $69.3 million, in fiscal 2014 over fiscal 2013.

•
Increased volume in both fiscal 2015 and fiscal 2014 drove a 4.2% and 4.4% sales increase, respectively, compared to the prior year. We believe the increased unit volume over the two year period was a result of our Live Life Comfortably marketing campaign, the strength of our stationary product introductions, and our improved product value and styling.

•
Higher selling prices in both fiscal 2015 and fiscal 2014 accounted for 1.0% and 1.8%, respectively, of the sales increase compared to the prior years.

•
Product mix had an unfavorable impact on our sales volume during fiscal 2015 compared to fiscal 2014. Our product mix in fiscal 2015 included a shift to more recliners and stationary units, including a shift from motion sofas to stationary sofas and occasional chairs, as well as a shift to more fabric units and fewer leather units. Motion sofas and leather units have a higher average selling price compared to stationary units and fabric units. This was a change from the prior year, when product mix had a favorable impact on sales in fiscal 2014 compared to fiscal 2013. Our product mix in fiscal 2014 included a higher number of recliners and more powered motion units as compared to fiscal 2013. Powered motion units have higher average selling prices than motion units without power.

Operating Margin

Our Upholstery segment's operating margin was 10.5% in fiscal 2015, a decrease of 0.2 percentage point compared to fiscal 2014. The segment's operating margin was 10.7% in fiscal 2014, an increase of 1.4 percentage point over fiscal 2013.

•
The segment's gross margin increased 0.3 percentage point during fiscal 2015 compared to fiscal 2014, following a 1.4 percentage point increase in fiscal 2014 as compared to fiscal 2013.

•
The increase in our gross margin rate in fiscal 2015 was due to several factors. Higher unit volume and selling prices, as well as operational efficiencies in our supply chain, together provided a 1.1 percentage point benefit to the segment's gross margin. In addition, a legal settlement in fiscal 2015 provided a 0.5 percentage point improvement in the gross margin rate. Partly offsetting these items were raw material cost increases of 0.8 percentage point, as well as inefficiencies in our manufacturing operations of 0.9 percentage point, partly caused by the ongoing implementation of our ERP system.

•
The improvement in our gross margin rate in fiscal 2014 was due to a combination of factors. Higher unit volume, selling price, product mix changes, and operational efficiencies amounted to a 2.1 percentage point benefit. These items more than offset the impact of raw material cost increases of 0.8 percentage point.

•
The segment's SG&A expense as a percentage of sales increased 0.5 percentage point during fiscal 2015 compared to fiscal 2014, after remaining flat in fiscal 2014 compared to fiscal 2013.

  •
  The increase in SG&A expense as a percentage of sales in fiscal 2015 was mainly a result of spending for investment in our business. The investments include higher costs for technology improvements, including our ERP system and our website and e-commerce platform of 0.4 percentage point. Partly offsetting this increased investment spending was lower incentive compensation costs during fiscal 2015.

  •
  SG&A expenses as a percentage of sales were flat in fiscal 2014 compared to fiscal 2013. Our sales increase in fiscal 2014 led to improved absorption of fixed costs, and we reduced the provision for doubtful accounts by $3.8 million, or 0.4 percentage point, due to the improvement in the financial condition of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. Partly offsetting these items were incentive compensation costs that increased 0.2 percentage point during fiscal 2014.

Casegoods Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change	(52 weeks) 4/27/2013	(FY14 vs FY13) % Change
Sales	$109,713	$106,752	2.8%	$112,527	(5.1)%
Operating income	6,408	3,397	88.6%	3,703	(8.3)%
Operating margin	5.8%	3.2%		3.3%

Sales

Our Casegoods segment's sales increased $3.0 million in fiscal 2015 over fiscal 2014, after declining $5.8 million in fiscal 2014 compared to fiscal 2013.

•
Increased unit volume for our three continuing brands, American Drew, Hammary, and Kincaid, drove a 2.8% increase in sales in fiscal 2015 compared to fiscal 2014. We believe the increased unit volume in fiscal 2015 was a result of new collections we introduced as part of our product refresh program, through which we are shifting our product styling to more transitional and casual styles to appeal to a wider consumer base, as well as continued strength in our occasional business. Partly offsetting the increased sales volume was the impact of higher promotional activity, as we reduced our mix of traditional product through the product refresh program. In addition, we had $1.9 million lower sales of hospitality product in fiscal 2015 compared to fiscal 2014, because our hospitality product line was eliminated in fiscal 2015 when we ceased domestic production of our wood furniture.

•
Decreased unit volume in fiscal 2014 compared to fiscal 2013 drove the majority of the 5.1% decrease in sales. We believe our product line in fiscal 2014 did not adequately reflect a shift in consumer preference from formal and traditional product styling to more transitional and casual styles.

Operating Margin

Our Casegoods segment's operating margin was 5.8% in fiscal 2015, an increase of 2.6 percentage points over fiscal 2014. The segment's operating margin was 3.2% in fiscal 2014, a decrease of 0.1 percentage point as compared to fiscal 2013.

•
The segment's gross margin increased 2.5 percentage points during fiscal 2015 compared to fiscal 2014, primarily due to a $2.1 million reduction in our LIFO reserve associated with a portion of our domestically manufactured inventory which was liquidated in fiscal 2015. We ceased manufacturing product domestically during fiscal 2015, and we reduced our LIFO reserve since the stream of domestically manufactured inventory will not be replaced. The remainder of the improvement in gross margin was due to the transition to an all-import model for our wood furniture and the higher margin we receive on imported product.

•
The segment's SG&A expense as a percentage of sales decreased 0.1 percentage point during fiscal 2015 compared to fiscal 2014, mainly due to improved leverage of fixed SG&A costs resulting from the higher sales volume. This decrease was somewhat offset by higher incentive compensation costs due to the segment's improved financial performance. The 0.1 percentage point decrease in operating margin in fiscal 2014 compared to fiscal 2013 was driven by the decline in sales and our inability to absorb fixed manufacturing costs quickly within the segment.

Retail Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change	(52 weeks) 4/27/2013	(FY14 vs FY13) % Change
Sales	$333,978	$298,642	11.8%	$264,723	12.8%
Operating income	11,466	11,128	3.0%	4,099	171.5%
Operating margin	3.4%	3.7%		1.5%

Sales

Our Retail segment's sales increased $35.3 million in fiscal 2015 over fiscal 2014, and increased $33.9 million in fiscal 2014 over fiscal 2013.

•
In fiscal 2015, we were able to convert lower traffic into an increase in ticket count and units per ticket, which resulted in a 3.0% sales increase for our active stores that have been open for a minimum of 12 months. In addition, sales were higher in fiscal 2015 compared to the prior year due to the sales volume of our new and acquired stores, our Live Life Comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

•
In fiscal 2014, we experienced flat traffic compared to the prior year but were able to increase our average ticket sales, which resulted in a 6.0% sales increase for our active stores that had been open for a minimum of 12 months. In addition, sales were higher in fiscal 2014 compared to the prior year due to the sales volume of our new and acquired stores, our Live Life Comfortably marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment's operating margin was 3.4% in fiscal 2015, a decrease of 0.3 percentage point as compared to fiscal 2014. The segment's operating margin was 3.7% in fiscal 2014, an increase of 2.2 percentage points over fiscal 2013.

•
The segment's gross margin decreased 0.9 percentage point during fiscal 2015 compared to fiscal 2014, following a 1.0 percentage point increase in fiscal 2014 as compared to fiscal 2013.

•
Higher promotional activity, which drove our ability to convert lower traffic into an increase in ticket count and units per ticket during fiscal 2015, negatively impacted our gross margin compared to fiscal 2014.

•
Improved product merchandising drove the increased gross margin during fiscal 2014 compared to fiscal 2013.

•
The segment's SG&A expense as a percentage of sales improved 0.6 percentage point during fiscal 2015 compared to fiscal 2014, after improving 1.2 percentage points in fiscal 2014 as compared to fiscal 2013.

  •
  Our sales volume increases in both fiscal 2015 and fiscal 2014 allowed us to leverage our fixed SG&A expenses (primarily occupancy and administrative costs) as a percentage of sales in both fiscal years.

  •
  Somewhat offsetting the above was spending for investment in our business. The investments included costs related to new store openings for the eight company-owned La-Z-Boy Furniture Galleries® stores opened during fiscal 2015 and the five company owned stores opened during fiscal 2014. As we execute our 4-4-5 growth strategy over the next several years, our SG&A costs will increase for items such as pre-opening rent, staffing, advertising and technology-related expenses. These investments reduced operating income by approximately $2.4 million and $1.4 million in fiscal 2015 and fiscal 2014, respectively.

Corporate and Other

(Amounts in thousands, except percentages)	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change	(52 weeks) 4/27/2013	(FY14 vs FY13) % Change
Sales:
Corporate and Other	$2,294	$2,463	(6.9)%	$2,313	6.5%
Eliminations	(172,392)	(149,589)	(15.2)%	(135,451)	(10.4)%
Operating loss:
Restructuring	371	(4,839)	N/M	(2,631)	(83.9)%
Corporate and Other	(36,483)	(38,078)	4.2%	(33,139)	(14.9)%

N/M—Not Meaningful

Sales

Eliminations increased in both fiscal 2015 and fiscal 2014 due to higher sales from our Upholstery segment to our Retail segment, resulting from the increased volume in the Retail segment in each year.

Operating Margin

Our Corporate and Other operating loss was $1.6 million lower in fiscal 2015 compared to fiscal 2014, mainly due to lower incentive compensation costs of $3.3 million, partly offset by higher costs associated with the construction of our new world headquarters in fiscal 2015.

Our Corporate and Other operating loss in fiscal 2014 was $4.9 million higher than in fiscal 2013, mainly due to higher incentive compensation costs of $1.8 million, as well as charges incurred in fiscal 2014 to exit owned real estate that we were not operating in the normal course of our business.

The $0.4 million restructuring income in fiscal 2015 mainly related to the sale of our idled warehouse in North Wilkesboro, North Carolina and inventory recoveries, somewhat offset by severance and benefit related costs, as well as rent expense related to an idled showroom, all of which related to our Casegoods segment.

The $4.8 million restructuring charge in fiscal 2014 mainly related to fixed asset and inventory write-downs associated with the restructuring of our casegoods business to cease domestic manufacturing and transition to an all-import model for our wood furniture.

The $2.6 million restructuring charge in fiscal 2013 mainly related to fixed asset and inventory write-downs associated with the closure of the lumber processing operation in our Casegoods segment.

Other Income

Other income was $1.3 million lower in fiscal 2015 compared to fiscal 2014, primarily due to lower foreign currency exchange rate gains realized during fiscal 2015 than in fiscal 2014.

Other income was $1.2 million lower in fiscal 2014 compared to fiscal 2013, primarily due to gains realized in fiscal 2013 on the sales of investments that fund our non-qualified defined benefit retirement plan.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 provides for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. We received pre-tax distributions of $1.2 million related to continuing operations and $4.2 million related to discontinued operations during fiscal 2015.

Income Taxes

Our effective tax rate for continuing operations was 35.0% for fiscal 2015, 34.3% for fiscal 2014, and 33.3% for fiscal 2013.

Impacting our effective tax rate for fiscal 2015 was a tax benefit of $0.4 million for the release of valuation allowances relating to certain U.S. state deferred tax assets. Absent discrete adjustments, the effective tax rate for continuing operations in fiscal 2015 would have been 35.4%.

Items impacting our effective tax rate for fiscal 2014 included a tax benefit of $1.2 million for the release of valuation allowances relating to certain U.S. state deferred tax assets and a net tax benefit of $0.5 million from other adjustments. Absent discrete adjustments, the effective tax rate for continuing operations in fiscal 2014 would have been 36.1%.

Items impacting our effective tax rate for fiscal 2013 included a $1.1 million income tax benefit as a result of a non-taxable gain on the sale of marketable securities. Absent this benefit and discrete adjustments, the effective tax rate for fiscal 2013 would have been 35.4%.

Liquidity and Capital Resources

Our sources of cash liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $98.3 million at April 25, 2015, compared to $149.7 million at April 26, 2014. The decrease in cash and equivalents was primarily due to returning value to shareholders through share purchases and dividend payments, investing in our business through capital expenditures, and paying down debt, which more than offset the cash generated from operating activities.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. We amended this agreement on December 30, 2014, extending its maturity date to December 30, 2019. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 25, 2015, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $145.0 million of the $150.0 million credit commitment.

We made capital expenditures in fiscal 2015 of $70.3 million compared with $33.7 million during fiscal 2014. We have no material contractual commitments outstanding for future capital expenditures. We expect total capital expenditures to be in the range of $30.0 million to $35.0 million in fiscal 2016.

Our board of directors has sole authority to determine if and when future dividends will be declared and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but the board may discontinue doing so at any time.

We believe our cash flows from operations, present cash and equivalents balance of $98.3 million, short and long-term investments to enhance returns on cash of $45.5 million, and current excess availability under our credit facility of $145.0 million, will be sufficient to fund our business needs, including our fiscal 2016 contractual obligations of $151.5 million as presented in our contractual obligations table. Included in our cash and cash equivalents at April 25, 2015, is $13.5 million held by subsidiaries for which we have determined the amounts to be permanently reinvested.

The following table illustrates the main components of our cash flows:

	Year Ended
(Amounts in thousands)	4/25/2015	4/26/2014
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$86,751	$90,832
Net cash used for investing activities	(66,673)	(45,016)
Net cash used for financing activities	(71,156)	(26,690)
Exchange rate changes	(281)	(550)

Change in cash and equivalents	$(51,359)	$18,576

Operating Activities

During fiscal 2015, net cash provided by operating activities was $86.8 million, primarily due to net income generated during fiscal 2015. Partly offsetting net income was cash used to fund increases in inventories and to settle incentive compensation awards. The $7.6 million increase in inventories in fiscal 2015 was primarily due to higher raw materials inventory in our Upholstery segment as we position our inventory levels to meet our customer demands.

During fiscal 2014, net cash provided by operating activities was $90.8 million. Our cash provided by operating activities was mainly the result of net income generated during the fiscal year and was partially offset by cash used to fund increases in inventories of $9.4 million. The increase in inventories was due partially to our increase in company-owned La-Z-Boy Furniture Galleries® stores during the year, as well as higher finished goods inventories in our regional distribution centers, which are servicing a higher number of La-Z-Boy Furniture Galleries® network stores.

Investing Activities

During fiscal 2015, net cash used for investing activities was $66.7 million, including capital expenditures of $70.3 million. Capital expenditures during the period primarily related to spending on our new world headquarters, as well as spending on new stores and manufacturing machinery and equipment. In addition, we invested $6.6 million of cash in fiscal 2015, primarily to purchase life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan. Partly offsetting these items were proceeds from the sale of assets, including assets previously held for sale, as well as a reduction in restricted cash of $2.9 million, which secures our outstanding letters of credit.

During fiscal 2014, net cash used for investing activities was $45.0 million, which consisted primarily of $33.7 million in capital expenditures and a net $19.7 million in investment purchases. These expenditures and investments were partially offset by $6.8 million in proceeds from the sale of our Bauhaus business unit.

Financing Activities

During fiscal 2015, net cash used for financing activities was $71.2 million. We used $51.9 million of cash to purchase common stock and $14.5 million to fund dividend payments to our shareholders. Additionally, we used $7.6 million of cash to pay down debt.

During fiscal 2014, net cash used for financing activities was $26.7 million. We used $32.1 million of cash to purchase common stock and $10.5 million to fund dividend payments to our shareholders.

Our board of directors has authorized the purchase of company stock. As of April 25, 2015, 5.7 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 2.1 million shares during fiscal 2015 for a total of $51.9 million. With the cash flows we anticipate generating in fiscal 2016 we expect to continue being opportunistic in purchasing company stock.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Capital lease obligations	$830	$397	$268	$165	$—
Operating lease obligations	364,067	55,577	106,361	86,228	115,901
Purchase obligations*	95,511	95,511	—	—	—
Pension obligations	370	—	370	—	—

Total contractual obligations	$460,778	$151,485	$106,999	$86,393	$115,901

*  We have purchase order commitments of $96 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

Our consolidated balance sheet at the end of fiscal 2015 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

Continuing compliance with existing federal, state and local statutes addressing protection of the environment is not expected to have a significant effect upon our capital expenditures, earnings, competitive position or liquidity.

Business Outlook

We are optimistic about our positioning in the marketplace and growth prospects. Our brand is the most recognized in the industry, and our product, stores and marketing are more in sync than ever, providing us with a solid platform for profitable growth and market share gains. As our business increases, we have the ability to leverage the efficiencies of our operating platform while driving enhanced profitability through our integrated retail model. We will continue to make strategic investments in the business with the goal of delivering long-term profitable growth while enhancing returns to shareholders.

As we move into the summer months, however, the furniture industry typically experiences weaker demand, and our plants shut down for one week of vacation and maintenance during the first quarter, which ends in July. Accordingly, the first quarter is usually our weakest in terms of sales and earnings.

Additionally, as our fiscal year ends the last Saturday of April each year, fiscal 2016 is a 53-week year, with the extra week occurring in the fourth quarter.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. In some cases, these principles require management to make difficult and subjective judgments regarding uncertainties and, as a result, such estimates and assumptions may significantly impact our financial results and disclosures. We base our estimates on currently known facts and circumstances, prior experience and other assumptions we believe to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, use external advice. Actual results could differ from these estimates, assumptions, and judgments and these differences could be significant. We make frequent comparisons throughout the year of actual experience to our assumptions to reduce the likelihood of significant adjustments. We record adjustments when we know such differences. The following critical accounting policies affect our consolidated financial statements.

Revenue Recognition and Related Allowances

Substantially all of our shipping agreements with third-party carriers transfer the risk of loss to our customers upon shipment. Accordingly, our shipments using third-party carriers are generally recognized as revenue when product is shipped. For product shipped on our company-owned trucks, we recognize revenue when the product is delivered. This revenue includes amounts we billed to customers for shipping. At the time we recognize revenue, we make provisions for estimated product returns and warranties, as well as other incentives that we may offer to customers. We also recognize revenue for amounts we receive from our customers in connection with our shared advertising cost arrangement. We import certain products from foreign ports, some of which are shipped directly to our domestic customers. In those cases, we do not recognize revenue until title passes to our customer, which normally occurs after the goods pass through U.S. Customs.

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

Our allowance for credit losses reflects our best estimate of probable incurred losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence.

Investments

We periodically evaluate our available for sale investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment's fair value has been below our cost basis, the issuer's financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. If the impairment is determined to be other-than-temporary, we recognize it as part of our earnings. If the impairment is determined to be temporary, we record the subsequent change in market value as part of other comprehensive income/(loss) in our consolidated statement of changes in equity.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Using either quoted market prices or an analysis of undiscounted projected future cash flows by asset groups, we determine whether there is any evidence of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating units in our Upholstery segment (La-Z-Boy and England), our Casegoods segment and each of our retail stores.

Indefinite-Lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in markets we have acquired. We establish the fair value of our trade name and reacquired rights based upon the relief from royalty method. Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores in southern Ohio, northeast Ohio, and northern Indiana. The reporting units for our goodwill are the geographic markets the acquired stores become part of upon acquisition, because the acquired stores benefit these geographic markets. We establish the fair value for the reporting unit based on the discounted cash flows to determine if the fair value of our goodwill exceeds its carrying value.

Other Loss Reserves

We have various other loss exposures arising from the ordinary course of business, including inventory obsolescence, health insurance, litigation, environmental claims, insured and self-insured workers' compensation, restructuring charges, and product liabilities. Establishing loss reserves requires us to use estimates and management's judgment with respect to risk and ultimate liability. We use legal counsel or other experts, including actuaries as appropriate, to assist us in developing estimates. Due to the uncertainties and potential changes in facts and circumstances, additional charges related to these reserves could be required in the future.

We have various excess loss coverages for auto, product liability and workers' compensation liabilities. Our deductibles generally do not exceed $1.5 million.

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

Pensions

We maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating unit. The plan does not allow new participants, but active participants continue to earn service credits. Annual net periodic expense and benefit liabilities under the plan are determined on an actuarial basis using various assumptions and estimates including discount rates, long-term rates of return, estimated remaining years of service and estimated life expectancy. Each year, we compare the more significant assumptions used with our actual experience, and we adjust the assumptions if warranted.

We evaluate our pension plan discount rate assumption annually. The discount rate is based on a single rate developed after matching a pool of high quality bond payments to the plan's expected future benefit payments. We used a discount rate of 4.2% at April 25, 2015, compared with a rate of 4.4% at April 26, 2014, and 4.0% at April 27, 2013. We used the same methodology for determining the discount rate in fiscal 2015, fiscal 2014 and fiscal 2013.

We fund pension benefits through deposits with trustees and satisfy, at a minimum, the applicable funding regulations.

In addition to evaluating the discount rate we use to determine our pension obligation, each year we evaluate our assumption as to our expected return on plan assets, taking into account the trust's asset allocation, investment strategy, and returns expected to be earned over the life of the plan. The rate of return assumption as of April 25, 2015, was 4.3%, compared with 4.7% at April 26, 2014. The expected rate of return assumption as of April 25, 2015, will be used to determine pension expense for fiscal 2016.

In fiscal 2014, we moved to liability-driven investing to more closely match the profile of our assets to the pension plan liabilities. At the end of fiscal 2015, approximately 90% of the plan's assets were invested in fixed-rate investments with durations approximating the duration of its liabilities.

We are not required to contribute to our defined benefit pension plan in fiscal 2016. After considering all relevant assumptions, we expect that the plan's fiscal 2016 pension expense will be approximately $4.3 million, compared with $3.8 million in fiscal 2015. A 25 basis point change in our discount rate or expected return on plan assets would not have a material impact on our results of operations.

Product Warranties

We account for product warranties by accruing an estimated liability when we recognize revenue on the sale of warranted product. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold product. We incorporate repair costs in our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers and consumers. We use considerable judgment in making our estimates. We record differences between our estimated and actual costs when the differences are known.

Stock-Based Compensation

We measure stock-based compensation cost for equity-based awards on the grant date based on the awards' fair value and recognize expense over the vesting period. We measure stock-based compensation cost for liability-based awards on the last day of the reporting period based on the awards' fair value and recognize expense over the vesting period. We remeasure the liability for these awards and adjust their fair value at the end of each reporting period until paid. Determining the fair value of stock-based awards requires judgment, including estimating expected dividends, future stock-price volatility, expected option lives and the amount of share-based awards that are expected to be forfeited. While the assumptions we use to calculate and account for stock-based compensation awards represent management's best estimates, these estimates involve inherent uncertainties and the application of our management's best judgment. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could be materially different in the future.

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

Regulatory Developments

In April 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance related to disclosures about discontinued operations. The guidance amends the definition of discontinued operations to limit the disposals that may be reported as discontinued operations. To be reported as discontinued operations, a disposal must be a result of a change in an entity's strategy and have a material effect on the entity's operations and financial results. The amendments also expand the disclosures required for discontinued operations to include additional information about the assets, liabilities, revenues, expenses, and cash flows of the discontinued operation. If a disposal does not qualify as discontinued operations under the amended guidance, the entity must disclose the disposal's pretax profit or loss. This guidance is effective for our fiscal year 2016. In connection with the discontinued operations discussed throughout this Management's Discussion and Analysis, we have elected not to early adopt the provisions of this recently issued accounting standard. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition, and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard as proposed, would be effective for our fiscal year 2018, and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

In April 2015, the FASB issued accounting guidance that permits an entity with a fiscal year-end that does not coincide with an actual month-end date to measure defined benefit plan assets and obligations using the month-end date that is closest to the entity's fiscal year-end. Election of this accounting policy would need to be disclosed including the date used to measure these assets and obligations. The new accounting standard is effective for our fiscal year 2017, and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 25, 2015, we could be exposed to market risk from changes in interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2016.

We are exposed to market risk from changes in the value of foreign currencies primarily related to our plant in Mexico, as we pay wages and other local expenses in Mexican pesos. Nonetheless, gains and losses resulting from market changes in the value of foreign currencies have not had and are not expected to have a significant effect on our consolidated results of operations. A decrease in the value of foreign currencies in relation to the U.S. dollar could impact the profitability of some of our vendors and translate into higher prices for our supplies, but we believe that, in that event, our competitors would experience a similar impact.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Report to Our Shareholders

Management's Responsibility for Financial Information

La-Z-Boy Incorporated's management personnel are responsible for the preparation, integrity and objectivity of our consolidated financial statements and other financial information contained in this Annual Report on Form 10-K. Management prepared those consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In preparing those consolidated financial statements, management was required to make certain estimates and judgments, which were based on currently available information and management's view of current conditions and circumstances.

The Audit Committee of our board of directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our consolidated financial statements. The Audit Committee is informed of La-Z-Boy Incorporated's financial condition and regularly reviews management's critical accounting policies, the independence of our independent auditors, our internal controls and the objectivity of our financial reporting. Both our independent auditors and our internal auditors have free access to the Audit Committee and meet with the Audit Committee periodically, both with and without members of management present.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 25, 2015. PricewaterhouseCoopers, LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 25, 2015, as stated in its report which appears herein.

/s/ Kurt L. Darrow
Kurt L. Darrow
Chairman, President and Chief Executive Officer

/s/ Louis M. Riccio, Jr.
Louis M. Riccio, Jr.
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 25, 2015 and April 26, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 25, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting on the preceding page. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 16, 2015

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013
Sales	$1,425,395	$1,357,318	$1,273,877
Cost of sales
Cost of goods sold	921,142	888,025	854,542
Restructuring	(239)	4,839	2,480

Total cost of sales	920,903	892,864	857,022

Gross profit	504,492	464,454	416,855
Selling, general and administrative expense	401,459	375,158	349,101
Restructuring	(132)	—	151

Operating income	103,165	89,296	67,603
Interest expense	523	548	746
Interest income	1,030	761	620
Income from Continued Dumping and Subsidy Offset Act, net	1,212	—	—
Other income, net	744	2,050	3,208

Income from continuing operations before income taxes	105,628	91,559	70,685
Income tax expense	36,954	31,383	23,520

Income from continuing operations	68,674	60,176	47,165
Income (loss) from discontinued operations, net of tax	3,297	(3,796)	17

Net income	71,971	56,380	47,182
Net loss attributable to noncontrolling interests	(1,198)	(1,324)	(793)

Net income attributable to La-Z-Boy Incorporated	$70,773	$55,056	$46,389

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME (Continued)

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013
Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$67,476	$58,852	$46,372
Income (loss) from discontinued operations	3,297	(3,796)	17

Net income attributable to La-Z-Boy Incorporated	$70,773	$55,056	$46,389

Basic weighted average common shares	51,767	52,386	52,351
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.30	$1.11	$0.87
Income (loss) from discontinued operations, net of tax	0.06	(0.07)	—

Basic net income attributable to La-Z-Boy Incorporated per share	$1.36	$1.04	$0.87

Diluted weighted average common shares	52,346	53,829	53,685
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.28	$1.09	$0.85
Income (loss) from discontinued operations, net of tax	0.06	(0.07)	—

Diluted net income attributable to La-Z-Boy Incorporated per share	$1.34	$1.02	$0.85

Dividends declared per share	$0.28	$0.20	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Net income	$71,971	$56,380	$47,182
Other comprehensive income (loss)
Currency translation adjustment	(1,014)	(3,054)	1,089
Change in fair value of cash flow hedges, net of tax	(507)	(284)	231
Net unrealized gains (losses) on marketable securities, net of tax	507	624	(2,543)
Net pension amortization and actuarial gain (loss), net of tax	179	6,100	(2,653)

Total other comprehensive income (loss)	(835)	3,386	(3,876)

Total comprehensive income before noncontrolling interests	71,136	59,766	43,306
Comprehensive income attributable to noncontrolling interests	(1,122)	(594)	(1,132)

Comprehensive income attributable to La-Z-Boy Incorporated	$70,014	$59,172	$42,174

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

	As of
(Amounts in thousands, except par value)	4/25/2015	4/26/2014
Current assets
Cash and equivalents	$98,302	$149,661
Restricted cash	9,636	12,572
Receivables, net of allowance of $4,622 at 4/25/15 and $12,368 at 4/26/14	158,548	152,614
Inventories, net	156,789	147,009
Deferred income taxes—current	11,255	15,037
Business held for sale	—	4,290
Other current assets	41,921	41,490

Total current assets	476,451	522,673
Property, plant and equipment, net	174,036	127,535
Goodwill	15,164	13,923
Other intangible assets	5,458	4,544
Deferred income taxes—long-term	35,072	32,430
Other long-term assets, net	68,423	70,190

Total assets	$774,604	$771,295

Current liabilities
Current portion of long-term debt	$397	$7,497
Accounts payable	46,168	56,177
Business held for sale	—	832
Accrued expenses and other current liabilities	108,326	102,876

Total current liabilities	154,891	167,382
Long-term debt	433	277
Other long-term liabilities	86,180	73,918
Contingencies and commitments	—	—
Shareholders' equity
Preferred shares—5,000 authorized; none issued	—	—
Common shares, $1 par value—150,000 authorized; 50,747 outstanding at 4/25/15 and 51,981 outstanding at 4/26/14	50,747	51,981
Capital in excess of par value	270,032	262,901
Retained earnings	235,506	238,384
Accumulated other comprehensive loss	(32,139)	(31,380)

Total La-Z-Boy Incorporated shareholders' equity	524,146	521,886
Noncontrolling interests	8,954	7,832

Total equity	533,100	529,718

Total liabilities and equity	$774,604	$771,295

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Cash flows from operating activities
Net income	$71,971	$56,380	$47,182
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on disposal of assets	(499)	616	(659)
Gain on sale of investments	(214)	(300)	(3,170)
Write-down of long-lived assets	—	1,149	—
Deferred income tax expense (benefit)	1,030	(216)	3,198
Restructuring	(360)	8,071	2,715
Provision for doubtful accounts	(2,290)	(2,651)	1,005
Depreciation and amortization	22,283	23,182	23,140
Stock-based compensation expense	6,780	8,739	11,458
Pension plan contributions	—	—	(23,480)
Change in receivables	(2,595)	3,337	7,139
Change in inventories	(7,644)	(9,444)	391
Change in other assets	4,154	(2,958)	(5,407)
Change in accounts payable	(5,206)	1,704	(6,088)
Change in other liabilities	(659)	3,223	11,016

Net cash provided by operating activities	86,751	90,832	68,440
Cash flows from investing activities
Proceeds from disposals of assets	9,061	2,233	4,455
Proceeds from sale of business	—	6,844	—
Capital expenditures	(70,319)	(33,730)	(25,912)
Purchases of investments	(40,327)	(54,233)	(49,589)
Proceeds from sales of investments	33,750	34,557	18,662
Acquisitions, net of cash acquired	(1,774)	(801)	(15,832)
Change in restricted cash	2,936	114	(9,825)

Net cash used for investing activities	(66,673)	(45,016)	(78,041)
Cash flows from financing activities
Payments on debt	(7,571)	(579)	(2,511)
Payments for debt issuance costs	(208)	—	—
Stock issued for stock and employee benefit plans	1,397	3,565	2,901
Excess tax benefit on stock option exercises	1,592	12,935	2,563
Purchases of common stock	(51,853)	(32,097)	(10,333)
Dividends paid	(14,513)	(10,514)	(4,236)

Net cash used for financing activities	(71,156)	(26,690)	(11,616)
Effect of exchange rate changes on cash and equivalents	(281)	(550)	(68)

Change in cash and equivalents	(51,359)	18,576	(21,285)
Cash and equivalents at beginning of period	149,661	131,085	152,370

Cash and equivalents at end of period	$98,302	$149,661	$131,085

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$500	$5,303	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 28, 2012	$52,244	$231,332	$189,609	$(31,281)	$5,911	$447,815
Net income			46,389		793	47,182
Other comprehensive income (loss)				(4,215)	339	(3,876)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	817	1,849	(1,368)			1,298
Purchases of common stock	(669)	(5,314)	(4,350)			(10,333)
Stock option and restricted stock expense		11,458				11,458
Tax benefit from exercise of options		2,563				2,563
Dividends paid			(4,236)			(4,236)
Change in noncontrolling interests					97	97

At April 27, 2013	52,392	241,888	226,044	(35,496)	7,140	491,968
Net income			55,056		1,324	56,380
Other comprehensive income (loss)				4,116	(730)	3,386
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	937	2,395	(4,509)			(1,177)
Purchases of common stock	(1,348)	(3,056)	(27,693)			(32,097)
Stock option and restricted stock expense		8,739				8,739
Tax benefit from exercise of options		12,935				12,935
Dividends paid			(10,514)			(10,514)
Change in noncontrolling interests					98	98

At April 26, 2014	51,981	262,901	238,384	(31,380)	7,832	529,718
Net income			70,773		1,198	71,971
Other comprehensive income (loss)				(759)	(76)	(835)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	898	26	(10,684)			(9,760)
Purchases of common stock	(2,132)	(1,267)	(48,454)			(51,853)
Stock option and restricted stock expense		6,780				6,780
Tax benefit from exercise of options		1,592				1,592
Dividends paid			(14,513)			(14,513)

At April 25, 2015	$50,747	$270,032	$235,506	$(32,139)	$8,954	$533,100

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our" or the "Company") consolidated financial statements. Our fiscal year ends on the last Saturday of April. Our 2015, 2014 and 2013 fiscal years included 52 weeks.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 66% and 67% of our inventories at April 25, 2015, and April 26, 2014, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The FIFO method of accounting is mainly used for our Retail segment's inventory as well as our England operating unit and our majority owned foreign subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

Disposal and Impairment of Long-Lived Assets

Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of selling, general and administrative expenses.

We review the carrying value of our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any evidence of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating units in our Upholstery segment (La-Z-Boy and England), our Casegoods segment and each of our retail stores.

Indefinite-Lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in markets we have acquired. We establish the fair value of our trade name and reacquired rights based upon the relief from royalty method. Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores in southern Ohio, northeast Ohio, and northern Indiana. The reporting units for our goodwill are the geographic markets the acquired stores become part of upon acquisition, because the acquired stores benefit these geographic markets. The estimated fair value for the reporting unit is determined based upon discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to measure any such impairment.

Investments

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

Life Insurance

Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other long-term assets on our consolidated balance sheet. The change in cash surrender or contract value is recorded as income or expense during each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

Revenue Recognition and Related Allowances for Credit Losses

Substantially all of our shipping agreements with third-party carriers transfer the risk of loss to our customers upon shipment. Accordingly, our shipments using third-party carriers are generally recognized as revenue when product is shipped. In all cases, for product shipped on our company-owned trucks, we recognize revenue when the product is delivered. This revenue includes amounts we billed to customers for shipping. At the time we recognize revenue, we make provisions for estimated product returns and warranties, as well as other incentives that we may offer to customers. We also recognize revenue for amounts we receive from our customers in connection with our shared advertising cost arrangement. We import certain products from foreign ports, some of which are shipped directly to our domestic customers. In this case, revenue is not recognized until title is assumed by our customer, which is normally after the goods pass through U.S. Customs.

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

Our allowances for credit losses reflect our best estimate of probable losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, historic experience and other currently available evidence. At April 25, 2015, and April 26, 2014, we had gross notes receivable of $1.9 million and $4.3 million, respectively. We had no remaining allowance for credit losses at April 25, 2015, as compared to $0.2 million at April 26, 2014.

Cost of Sales

Our cost of sales consists primarily of the cost to manufacture or purchase our merchandise, inspection costs, internal transfer costs, in-bound freight costs, outbound shipping costs, as well as warehousing costs, occupancy costs and depreciation expense related to our manufacturing facilities and equipment.

During the third quarter of fiscal 2015 we received a cash payment related to a legal settlement that was recorded as part of cost of sales for the fiscal year ended April 25, 2015. Gross margin improved 0.4 percentage point for fiscal 2015 due to the legal settlement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

Other Income, Net

Other income, net, primarily includes foreign currency exchange net gain/loss and pension costs.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs from continuing operations were $8.0 million, $7.9 million and $7.2 million for the fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013, respectively, and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or ad is first aired or released. Gross advertising expenses were $63.3 million, $59.6 million and $53.9 million for the fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013, respectively.

A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about 34.0% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers' reimbursement portion is reported as a component of sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

Changes in judgment that result in subsequent recognition, derecognition or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs.

Foreign Currency Translation

The functional currency of our Mexico subsidiary is the U.S. dollar. Transaction gains and losses associated with translating our Mexico subsidiary's assets and liabilities, which are non-U.S. dollar denominated, are recorded in other income/(expense) in our consolidated statement of income. The functional currency of each of our other foreign subsidiaries is its respective local currency. Assets and liabilities of those subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period, with the corresponding translation effect included as a component of other comprehensive income. In connection with our Mexico subsidiary we have entered into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted expenses.

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

Discontinued Operations

During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit and classified Lea Industries as held for sale. The assets and liabilities of Lea Industries were reported in business held for sale in our fiscal 2014 consolidated balance sheet. We were unable to find a buyer for our Lea Industries business, and therefore we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015. The operating results of both Bauhaus and Lea Industries are reported as discontinued operations in our consolidated statement of income for all periods presented.

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks, including workers' compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits. Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions. Our workers' compensation reserve is an undiscounted liability. We have various excess loss coverages for auto, product liability and workers' compensation liabilities. Our deductibles generally do not exceed $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued accounting guidance related to disclosures about discontinued operations. The guidance amends the definition of discontinued operations to limit the disposals that may be reported as discontinued operations. The disposal must be a result of a change in an entity's strategy and have a material effect on the entity's operations and financial results to be reported as discontinued operations under the new guidance. The amendments also expand the required disclosures for discontinued operations to include additional information about the assets, liabilities, revenues, expenses, and cash flows of the discontinued operation. If the disposal does not qualify as discontinued operations under the amended guidance, the entity must disclose the pretax profit or loss of the disposal. This guidance is effective for our fiscal year 2016. In connection with the discontinued operations discussed in Note 3, we have elected not to early adopt the provisions of this recently issued accounting standard. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires the use of more estimates and judgments than the present standards as well as additional disclosures. The new accounting standard as proposed, would be effective for our fiscal year 2018, and we are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

In April 2015, the FASB issued accounting guidance that permits an entity with a fiscal year-end that does not coincide with an actual month-end date to measure defined benefit plan assets and obligations using the month-end date that is closest to the entity's fiscal year-end. Election of this accounting policy would need to be disclosed including the date used to measure these assets and obligations. The new accounting standard is effective for our fiscal year 2017, and we do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Note 2: Restructuring

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. We ceased casegoods manufacturing operations at our Hudson, North Carolina facility during the second quarter of fiscal 2015. As a result of this restructuring, we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product and exited the hospitality business as we manufactured those products in our Hudson facility. We have transitioned our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to Hudson. In addition, we sold both of the North Wilkesboro facilities and most of the wood-working equipment from our Hudson plant during fiscal 2015. During fiscal 2015 we also completed the consolidation of our casegoods showrooms.

We have recorded pre-tax restructuring charges of $7.7 million ($5.0 million after tax) since the inception of this restructuring plan, with $4.5 million pre-tax ($2.9 million after tax) related to continuing operations and $3.2 million pre-tax ($2.1 million after tax) related to discontinued operations. These charges relate to severance and benefit-related costs and various asset write-downs, including fixed assets, inventory and trade names. The pre-tax restructuring income recorded in fiscal 2015 mainly related to gains realized on the sale of the North Wilkesboro warehouse in the third

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Restructuring (Continued)

quarter, as well as inventory recoveries. These items were partly offset by severance and benefit related costs and rent expense related to an idled showroom.

The table below details the total pre-tax restructuring (income)/expense recorded by type for the fiscal years ended April 25, 2015, and April 26, 2014:

(Amounts in thousands)	4/25/2015	4/26/2014
Fixed asset (recoveries) write-downs	$(987)	$2,272
Inventory (recoveries) write-downs	(578)	2,216
Other	1,194	351

Total restructuring—continuing operations	(371)	4,839
Inventory write-downs	—	1,804
Trade name write-down	—	1,265
Other	11	163

Total restructuring—discontinued operations	11	3,232

Total restructuring (income) expense	$(360)	$8,071

The restructuring (income)/expenses from continuing operations were recorded as a component of cost of sales and restructuring expenses related to discontinued operations were included in our income/(loss) from discontinued operations in our consolidated statement of income.

We had $0.6 million of restructuring liability remaining as of April 25, 2015, primarily related to severance, which we expect to be settled throughout fiscal 2016. We included restructuring charges related to discontinued operations in our income (loss) from discontinued operations in our consolidated statement of income.

During fiscal 2013, we recorded a restructuring charge of $2.6 million, mainly related to fixed asset and inventory write-downs related to the closure of our lumber processing operation in our Casegoods segment.

Note 3: Discontinued Operations

During the fourth quarter of fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit to a group of investors and classified Lea Industries, a division of La-Z-Boy Casegoods, Inc., (formerly La-Z-Boy Greensboro, Inc.), as held for sale while we marketed that business for sale. We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015 (see Note 2 for additional information).

As a result of the sale of Bauhaus in fiscal 2014, we recorded an impairment to the value of the assets to be sold of $1.1 million, because the consideration paid was less than the recorded amount of the net assets to be sold. The operating results of our Bauhaus business unit are reported as discontinued operations for all periods presented. The transaction closed in the fourth quarter of fiscal 2014, and continuing cash flows from the end of the third quarter of fiscal 2014 through the closing date of the sale were not significant.

The operating results of Bauhaus and Lea Industries are reported as discontinued operations for all periods presented. We had historically reported the results of our Bauhaus business unit as a component of our Upholstery segment and Lea Industries as a component of our Casegoods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Discontinued Operations (Continued)

In fiscal 2015, we recorded $3.8 million of income in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007, and reported it as discontinued operations at that time. The income related to the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"), which provides for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases, to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. When we sold American Furniture Company, Incorporated, our contract provided that we would receive a portion of any such duties to which that entity was entitled. The remainder of the CDSOA income reported in discontinued operations in fiscal 2015 related to Lea Industries.

The results of our discontinued operations for the fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013, were as follows:

	Year Ended
(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Net sales	$7,850	$50,587	$58,648
Operating income (loss) from discontinued operations	$869	$(6,032)	$25
Interest expense	8	—	—
Income from Continued Dumping and Subsidy Offset Act, net	4,211	—	—
Income tax benefit (expense)	(1,775)	2,236	(8)

Income (loss) from discontinued operations, net of tax	$3,297	$(3,796)	$17

Operating income from discontinued operations in fiscal 2014 included a $3.3 million restructuring charge.

The assets and liabilities of Lea Industries that were classified as held for sale at April 26, 2014, are detailed below. These assets were liquidated during fiscal 2015.

(Amounts in thousands)	4/26/14
Assets
Receivables, net	$1,190
Inventories, net	3,013
Other current assets	87

Total assets	$4,290

Liabilities
Accounts payable	$234
Accrued expenses and other current liabilities	576
Other long-term liabilities	22

Total liabilities	$832

In the consolidated statement of cash flows, the activity of these operating units was included along with our activity from continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Inventories

(Amounts in thousands)	4/25/2015	4/26/2014
Raw materials	$75,024	$71,247
Work in process	14,310	13,722
Finished goods	92,295	91,842

FIFO inventories	181,629	176,811
Excess of FIFO over LIFO	(24,840)	(29,802)

Total inventories	$156,789	$147,009

During the second quarter of fiscal 2015, we ceased manufacturing casegoods product domestically, and as a result the stream of domestically manufactured inventory will not be replaced. Our LIFO reserve was reduced as we liquidated the inventory.

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/25/2015	4/26/2014
Buildings and building fixtures	3 - 40 years	$202,482	$161,490
Machinery and equipment	3 - 15 years	142,949	140,561
Information systems and software	3 - 10 years	72,200	64,208
Land	—	15,409	15,344
Land improvements	3 - 30 years	14,747	10,820
Transportation equipment	3 - 10 years	17,051	17,420
Furniture and fixtures	3 - 15 years	20,996	14,104
Construction in progress		14,195	31,233

		500,029	455,180
Accumulated depreciation		(325,993)	(327,645)

Net property, plant and equipment		$174,036	$127,535

Depreciation expense from continuing operations for the fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013, was $19.3 million, $19.3 million, and $19.7 million, respectively.

Note 6: Goodwill and Other Intangible Assets

During fiscal 2015, we acquired the assets of two independent La-Z-Boy Furniture Galleries® dealers in exchange for $1.8 million in cash and forgiveness of net accounts and notes receivable of $1.0 million. We reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in those markets as a result of the acquisitions. In our Retail segment, we recorded an indefinite-lived intangible asset of $1.0 million related to these reacquired rights and $1.2 million of goodwill.

During fiscal 2014, we acquired the assets of two independent La-Z-Boy Furniture Galleries® dealers in exchange for $0.8 million in cash and forgiveness of net accounts and notes receivable of $3.0 million. We reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in those markets. We recorded an indefinite-lived intangible asset of $1.1 million in our Retail segment related to these reacquired rights, and goodwill of $1.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Goodwill and Other Intangible Assets (Continued)

All of these indefinite-lived intangible assets and goodwill assets will be amortized and deducted for federal income tax purposes over 15 years. All acquired stores were included in our Retail segment results upon acquisition. The above acquisitions were not material to our financial position or our results of operations, and therefore, pro forma financial information is not presented. The net notes and accounts receivable acquired are considered non-cash investing activities as they relate to our consolidated statement of cash flows.

Key assumptions used in the assessment of our goodwill at April 25, 2015 were a discount rate of 11.5% and a terminal growth rate of 2.0%. The relative fair value of our reporting units significantly exceeds the carrying value of our goodwill as of April 25, 2015. All of our goodwill relates to our Retail segment. We did not have any goodwill impairment in fiscal 2014 or fiscal 2015.

The following is a roll-forward of goodwill for the fiscal years ended April 25, 2015, and April 26, 2014:

(Amounts in thousands)	Goodwill
Balance at April 27, 2013	$12,837
Acquisitions	1,086

Balance at April 26, 2014	13,923
Acquisitions	1,241

Balance at April 25, 2015	$15,164

The following is a roll-forward of other indefinite-lived intangible assets for the fiscal years ended April 25, 2015, and April 26, 2014:

(Amounts in thousands)	Trade names	Reacquired Rights	Total Other Intangible Assets
Balance at April 27, 2013	$2,693	$2,145	$4,838
Acquisitions	—	1,093	1,093
Restructuring	(1,265)	—	(1,265)
Impairment charges	(122)	—	(122)

Balance at April 26, 2014	1,306	3,238	4,544
Acquisitions	—	1,025	1,025
Impairment charges	(111)	—	(111)

Balance at April 25, 2015	$1,195	$4,263	$5,458

The impairment charges recorded in fiscal 2015 and fiscal 2014 related to our American Drew trade name, as a result of our annual impairment assessment.

Note 7: Investments

Our consolidated balance sheet at April 25, 2015, included $16.8 million of available-for-sale investments and $1.1 million of trading securities in other current assets and $43.3 million of available-for-sale investments in other long-term assets. Available-for-sale investments of $15.9 million and trading securities of $1.8 million were included in other current assets, and available-for-sale investments of $43.2 million were included in other long-term assets in our consolidated balance sheet at April 26, 2014. At April 25, 2015, and April 26, 2014, $45.5 million and $44.7 million, respectively, of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Investments (Continued)

these investments were to enhance returns on our cash. We designated the remaining investments to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan.

The following is a summary of investments at April 25, 2015, and April 26, 2014:

Fiscal 2015

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,014	$(78)	$9,251
Fixed income	224	(14)	50,358
Mutual funds	—	—	1,127
Other	1	(22)	459

Total securities	$2,239	$(114)	$61,195

Fiscal 2014

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,246	$(52)	$8,216
Fixed income	166	(44)	50,510
Mutual funds	—	—	1,787
Other	1	(10)	425

Total securities	$1,413	$(106)	$60,938

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Proceeds from sales	$33,750	$34,557	$18,662
Gross realized gains	285	857	4,486
Gross realized losses	(74)	(559)	(1,316)

The fair value of fixed income available-for-sale securities by contractual maturity was $16.9 million within one year, $32.0 million within two to five years, $1.3 million within six to ten years and $0.2 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/25/2015	4/26/2014
Payroll and other compensation	$40,711	$42,667
Accrued product warranty, current portion	10,182	9,815
Customer deposits	23,722	20,903
Other current liabilities	33,711	29,491

Accrued expenses and other current liabilities	$108,326	$102,876

Included in other current liabilities at April 25, 2015, was a book overdraft of $7.3 million for outstanding checks.

Note 9: Debt

(Amounts in thousands)	4/25/2015	4/26/2014
Industrial revenue bonds	$—	$7,100
Capital leases	830	674

Total debt	830	7,774
Less: current portion	(397)	(7,497)

Long-term debt	$433	$277

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. We amended this agreement on December 30, 2014, extending its maturity date to December 30, 2019. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 25, 2015, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $145.0 million of the $150.0 million credit commitment.

In the first quarter of fiscal 2015, we paid our remaining industrial revenue bond that was used to finance the construction of some of our manufacturing facilities.

Fair value of our debt approximates the carrying value.

Capital leases consist primarily of long-term commitments for the purchase of information technology equipment and have maturities ranging from fiscal 2016 to fiscal 2020. Interest rates range from 2.7% to 7.6%.

Maturities of long-term capital leases, subsequent to April 25, 2015, are $0.2 million in fiscal 2017, $0.1 million in fiscal 2018, $0.1 million in fiscal 2019, and less than $0.1 million in fiscal 2020.

Cash paid for interest during fiscal years 2015, 2014 and 2013 was $0.5 million, $0.5 million, and $0.7 million, respectively.

Note 10: Operating Leases

We have operating leases for one manufacturing facility, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation equipment, information technology and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Operating Leases (Continued)

other equipment. The operating leases expire at various dates through fiscal 2031. We have certain retail facilities which we sublease to outside parties. The total rent liability included in other long-term liabilities as of April 25, 2015, and April 26, 2014, was $13.5 million and $12.8 million, respectively.

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2016	$55,576	$4,394
2017	54,587	4,160
2018	51,775	4,101
2019	46,212	4,104
2020	40,015	4,132
2021 and beyond	115,902	8,756

Total	$364,067	$29,647

Rental expense and rental income from continuing operations for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Rental expense	$55,808	$51,132	$47,872
Rental income	4,966	5,138	5,095

Note 11: Retirement and Welfare

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. We also make supplemental contributions to this plan for eligible employees based on achievement of operating performance targets.

A performance compensation retirement plan ("PCRP") is maintained for eligible highly compensated employees. The company contributions to this plan are based on achievement of performance targets. As of April 25, 2015, and April 26, 2014, we had $3.9 million and $2.5 million, respectively, of obligations for this plan included in other long-term liabilities.

We also maintain an executive deferred compensation plan for eligible highly compensated employees. An element of this plan allows contributions for eligible highly compensated employees. As of April 25, 2015, and April 26, 2014, we had $15.6 million and $12.3 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts related to this plan and the PCRP at April 25, 2015, and at April 26, 2014, with cash surrender values of $17.4 million and $10.9 million, respectively, which are included in other long-term assets. Mutual funds related to this plan are considered trading securities and are included in other current assets at April 25, 2015, and at April 26, 2014, with market values of $1.1 million and $1.8 million, respectively.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $17.5 million and $16.2 million at April 25, 2015, and April 26, 2014, respectively, which represented the unfunded projected benefit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Retirement and Welfare (Continued)

obligation of this plan. During fiscal 2015, the total cost recognized for this plan was $0.8 million, which primarily related to interest cost. The actuarial loss recognized in accumulated other comprehensive loss was $1.7 million and the benefit payments during the year were $1.1 million. Benefit payments are scheduled to be approximately $1.1 million annually for the next ten years. The discount rate used to determine the obligations under this plan was 3.9% as of the end of fiscal 2015. During fiscal 2014, the total cost recognized for this plan was $0.8 million, which primarily related to interest cost. The actuarial gain recognized in accumulated other comprehensive loss was $0.4 million and the benefit payments during the year were $1.1 million. The discount rate used to determine the obligations under this plan was 4.3% as of the end of fiscal 2014. This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (see Notes 7 and 19). We are not required to fund the non-qualified defined benefit retirement plan in fiscal year 2016; however, we have the discretion to make contributions to the Rabbi trust.

We also maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating unit. This plan is closed to new participants but active participants continue to earn service cost. The measurement dates for the pension plan assets and benefit obligations were April 25, 2015, and April 26, 2014, in the years presented.

The changes in plan assets and benefit obligations were recognized in accumulated other comprehensive loss as follows (pre-tax) (for the fiscal years ended):

(Amounts in thousands)	4/25/2015	4/26/2014
Beginning of year net actuarial loss	$39,425	$48,745
Net current year actuarial (gain) loss	836	(5,932)
Amortization of actuarial loss	(2,659)	(3,388)

End of year net actuarial loss	$37,602	$39,425

In fiscal 2016, we expect to amortize $3.0 million of unrecognized actuarial losses as a component of pension expense.

The combined net periodic pension cost and retirement costs for retirement plans related to continuing operations were as follows (for the fiscal years ended):

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Service cost	$1,114	$1,241	$1,231
Interest cost	5,070	4,822	5,325
Expected return on plan assets	(5,077)	(6,800)	(6,855)
Net amortization and deferral	2,658	3,388	3,024

Net periodic pension cost (hourly plan)	3,765	2,651	2,725
401(k)*	6,270	5,802	5,198
PCRP*	1,377	2,513	—
Other*	124	223	191

Total retirement costs (excluding non-qualified defined benefit retirement plan)	$11,536	$11,189	$8,114

*
Not determined by an actuary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Retirement and Welfare (Continued)

The funded status of the defined benefit pension plan for eligible factory hourly employees was as follows:

(Amounts in thousands)	4/25/2015	4/26/2014
Change in benefit obligation
Benefit obligation at beginning of year	$116,870	$123,495
Service cost	1,114	1,241
Interest cost	5,070	4,822
Actuarial (gain) loss	3,664	(3,565)
Benefits paid	(5,638)	(9,123)

Benefit obligation at end of year	121,080	116,870
Change in plan assets
Fair value of plan assets at beginning of year	111,474	111,430
Actual return on plan assets	7,906	9,494
Other expenses	—	(327)
Benefits paid	(5,638)	(9,123)

Fair value of plan assets at end of year	113,742	111,474

Funded status	$(7,338)	$(5,396)

Amounts included in the consolidated balance sheet related to the defined benefit pension plan for eligible factory hourly employees consist of:

(Amounts in thousands)	4/25/2015	4/26/2014
Other long-term liabilities	$(7,338)	$(5,396)

The actuarial assumptions for the defined benefit pension plan for eligible factory hourly employees were as follows (for the fiscal years ended):

	4/25/2015	4/26/2014	4/27/2013
Discount rate used to determine benefit obligations	4.2%	4.4%	4.0%
Discount rate used to determine net benefit cost	4.4%	4.0%	4.6%
Long-term rate of return	4.7%	4.7%	6.3%

Consistent with prior years, the discount rate is calculated by matching a pool of high quality bond payments to the plan's expected future benefit payments as determined by our actuary. The long-term rate of return was determined based on the average rate of earnings expected on the funds invested or to be invested to provide the benefits of these plans. This included considering the trust's asset allocation, investment strategy, and the expected returns likely to be earned over the life of the plans. This is based on our goal of earning the highest rate of return while maintaining acceptable levels of risk. We strive to have assets within the plan that are diversified so that unexpected or adverse results from one asset class will not have a significant negative impact on the entire portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Retirement and Welfare (Continued)

Our investment objective is to minimize the volatility of the value of our pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits by matching the characteristics of our assets relative to our liabilities. At the end of fiscal 2015, approximately 90% of the plan's assets were invested in fixed rate investments with a duration that approximates the duration of its liabilities, and the remainder of the assets were invested in equity investments.

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

The following table presents the fair value of the assets in our defined benefit pension plan for eligible factory hourly employees at April 25, 2015, and April 26, 2014. The various levels of the fair value hierarchy are described in Note 19.

Fiscal 2015

(Amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Cash and equivalents	$149	$3,685	$—
Equity funds	23,120	7,702	—
Debt funds	—	79,086	—

Total	$23,269	$90,473	$—

(a)
There were no transfers between Level 1 and Level 2 during fiscal 2015.

Fiscal 2014

(Amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Cash and equivalents	$207	$6,083	$—
Equity funds	22,623	7,736	—
Debt funds	—	74,825	—

Total	$22,830	$88,644	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Retirement and Welfare (Continued)

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

Our funding policy is to contribute to our defined benefit pension plan amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we determine to be appropriate. During fiscal 2015, we made no contributions to our defined benefit pension plan and we currently expect to contribute $7 million to our defined benefit pension plan during fiscal 2016.

The expected benefit payments by our defined benefit pension plan for eligible factory hourly employees for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2016	$6,195
2017	6,340
2018	6,504
2019	6,675
2020	6,856
2021 to 2025	36,373

$68,943

Note 12: Product Warranties

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Product Warranties (Continued)

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/25/2015	4/26/2014
Balance as of the beginning of the year	$16,013	$15,525
Accruals during the year	19,017	16,373
Accrual adjustments	(953)	(945)
Reclass to discontinued operations	—	(367)
Settlements during the year	(17,207)	(14,573)

Balance as of the end of the year	$16,870	$16,013

As of April 25, 2015, and April 26, 2014, we included $10.2 million and $9.8 million, respectively, of our product warranty liability in accrued expenses and other current liabilities in our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

Note 13: Contingencies and Commitments

We have been named as a defendant in various lawsuits arising in the ordinary course of business and as a potentially responsible party at certain environmental clean-up sites, the effect of which are not considered significant. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters and we currently do not believe it is probable that we will have any additional loss for legal or environmental matters that would be material to our consolidated financial statements.

Note 14: Stock-Based Compensation

The La-Z-Boy Incorporated 2010 Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, dividend equivalent rights, and short-term cash incentive awards. Under this plan, as amended, the aggregate number of common shares that may be issued through awards of any form is 8.7 million shares. No grants may be issued under our previous plans.

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income:

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Equity-based awards expense	$6,780	$8,739	$11,458
Liability-based awards expense	4,597	5,736	2,170

Total stock-based compensation expense	$11,377	$14,475	$13,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

The table below summarizes the grants made during fiscal 2015:

(Shares/units in thousands)	Shares/units granted	Liability/ Equity award	Settlement
Stock options	374	Equity	Common shares
Restricted stock	116	Equity	Common shares
Restricted stock units—directors	33	Equity	Common shares
Performance-based shares	192	Equity	Common shares

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

Stock option expense recognized in selling, general and administrative expense for fiscal years 2015, 2014, and 2013 was $3.0 million, $2.1 million, and $2.3 million, respectively. We received $1.4 million, $3.6 million, and $2.9 million in cash during fiscal 2015, fiscal 2014, and fiscal 2013, respectively, for exercises of stock options.

Plan activity for stock options under the above plans is as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 26, 2014	798	$11.79	7.5	$10,185
Granted	374	23.63
Exercised	(130)	10.71		$2,011

Outstanding at April 25, 2015	1,042	$16.15	7.6	$11,773

Exercisable at April 25, 2015	382	$10.78	6.4	$6,387

The aggregate intrinsic value of options exercised was $8.3 million and $6.0 million in fiscal 2014 and fiscal 2013, respectively. As of April 25, 2015, our total unrecognized compensation cost related to non-vested stock option awards was $1.8 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.8 years. During the year ended April 25, 2015, 0.2 million shares vested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

The fair value of stock options granted during fiscal 2015, fiscal 2014, and fiscal 2013 were calculated using the following assumptions:

	4/25/2015	4/26/2014	4/27/2013
Risk-free interest rate	1.59%	0.84%	0.75%
Dividend rate	1.00%	0.84%	0%
Expected life in years	5.0	5.0	5.0
Stock price volatility	54.4%	81.3%	83.8%
Fair value per share	$10.45	$11.63	$7.87

Stock Appreciation Rights.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award stock appreciation rights to certain employees. We did not grant any SARs to employees during fiscal 2015, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we remeasure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period. We recognized compensation expense of $0.7 million, $1.1 million, and $0.6 million related to SARs in selling, general and administrative expense for the years ended April 25, 2015, April 26, 2014, and April 27, 2013, respectively. Our unrecognized compensation cost at April 25, 2015, related to SARs was $0.7 million based on the fair value on that date, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.3 years.

We granted SARs in each of the fiscal years ended April 26, 2014, and April 27, 2013. At April 25, 2015, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

	Fiscal 2014 grant	Fiscal 2013 grant
Risk-free interest rate	1.02%	0.64%
Dividend rate	1.16%	1.16%
Expected life in years	3.2	2.2
Stock price volatility	34.0%	30.0%
Fair value per share	$10.24	$15.09

Restricted Stock.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted common shares to certain employees. We awarded 115,811 shares of restricted stock to employees during fiscal 2015. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. In the event of an employee's termination during the escrow period, the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting they will be settled in common shares. The majority of the restricted stock shares were awarded in the first quarter of fiscal 2015 with a fair value of $23.63 per share, the market value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years. We recorded expense related to the restricted stock in selling, general and administrative expense of $0.8 million, $0.5 million, and $1.0 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Our unrecognized compensation cost at April 25, 2015, related to restricted shares was $2.2 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 3.2 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 25, 2015:

	Number of Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 26, 2014	102	$7.77
Granted	116	23.68
Vested	(66)	6.92
Canceled	(10)	17.68

Non-vested shares at April 25, 2015	142	$20.50

Restricted Stock Units.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted stock units to certain employees and our non-employee directors.

We did not grant any restricted stock units to employees during fiscal 2015, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at April 25, 2015, was $27.49, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years. We recognized compensation expense related to restricted stock units granted to employees of $1.5 million, $1.6 million, and $0.5 million in selling, general and administrative expense for the years ended April 25, 2015, April 26, 2014, and April 27, 2013, respectively. Our unrecognized compensation cost at April 25, 2015, related to employee restricted stock units was $2.7 million based on the market value (intrinsic value) on that date, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

The following table summarizes information about non-vested stock units as of and for the year ended April 25, 2015:

	Number of Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested units at April 26, 2014	221	$15.90
Vested	(63)	15.35
Canceled	(12)	16.14

Non-vested units at April 25, 2015	146	$16.12

Restricted stock units granted to directors are offered at no cost to the directors and vest when a director leaves the board. During fiscal 2015, fiscal 2014, and fiscal 2013 we granted less than 0.1 million restricted stock units each year to our non-employee directors. We account for these restricted stock units as equity-based awards as they will be settled in shares of our common stock upon vesting. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $21.81, $21.20, and $13.99 for the awards granted in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Our expense relating to the non-employee directors restricted stock units which we recorded in selling, general and administrative expense was $0.7 million in fiscal 2015, fiscal 2014, and fiscal 2013.

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

Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance award opportunity ranges from 50% of the employee's target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. The number of performance-based units/shares granted were as follows:

Performance-based awards granted (Shares/units in thousands)	Number of Units	Number of Shares
Fiscal 2013 grant	146	133
Fiscal 2014 grant	35	191
Fiscal 2015 grant	—	192

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

Based on our financial results for fiscal 2015, certain performance conditions were met for some of our outstanding performance-based awards. The number of awards earned based on performance conditions were as follows:

Performance-based awards earned (Shares/units in thousands)	Number of Shares/Units
Fiscal 2013 performance-based shares	171
Fiscal 2013 performance-based units	154
Fiscal 2014 performance-based shares	84
Fiscal 2014 performance-based units	14
Fiscal 2015 performance-based shares	49

The fiscal 2013, fiscal 2014, and fiscal 2015 shares will be settled in shares and the fiscal 2013 and fiscal 2014 units will be settled in cash if service conditions are met, requiring employees to remain employed with the company through the end of the three-year-performance periods.

We account for performance-based shares as equity-based awards because upon vesting they will be settled in common shares. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2015, fiscal 2014, and fiscal 2013 that vest based on attaining performance goals was $22.91, $18.58, and $11.97, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share's fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2015, fiscal 2014, and fiscal 2013 grants of shares that vest based on market conditions was $29.64, $26.08, and $15.41, respectively. Our unrecognized compensation cost at April 25, 2015, related to performance-based shares was $3.1 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.4 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Fiscal 2011 grant	$—	$—	$1,707
Fiscal 2012 grant	—	3,603	5,442
Fiscal 2013 grant	568	849	440
Fiscal 2014 grant	769	1,006	—
Fiscal 2015 grant	908	—	—

We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. The fair value of each unit we granted in fiscal 2014 and fiscal 2013 that vest based on attaining performance goals was $27.09 and $27.41, respectively, the market value of our common shares on the last day of the reporting period less the dividends we expect to pay before the awards vest. For performance-based units that vest based on market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

conditions, we use a Monte Carlo valuation model to estimate each unit's fair value as of the last day of the reporting period. We remeasure and adjust the liability for these units based on the Monte Carlo valuation at the end of each reporting period until we pay out the units. Based on the Monte Carlo model, the fair value at April 25, 2015, of the fiscal 2014 and fiscal 2013 grants of units that vest based on market conditions was $42.37 and $51.75, respectively. During fiscal 2015, fiscal 2014, and fiscal 2013, we recognized $2.0 million, $2.2 million, and $0.7 million, respectively, of expense related to performance-based units. Our unrecognized compensation cost at April 25, 2015, related to performance-based units was $0.3 million based on the current share price and current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.1 years.

Previously Granted Deferred Stock Units.    We account for awards under our deferred stock unit plan for non-employee directors as liability-based awards because upon exercise these awards will be paid in cash. We measure and recognize compensation expense based on the market price of our common stock on the grant date. Our liability is remeasured and adjusted at the end of each reporting period until paid. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 25, 2015, we had 0.1 million deferred stock units outstanding. We recorded expense relating to the deferred stock units in selling, general and administrative expense of $0.4 million, $0.8 million, and $0.3 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. Our liability related to these awards was $3.4 million and $3.0 million at April 25, 2015, and April 26, 2014, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

Note 15: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended April 25, 2015, and April 26, 2014, were as follows:

(Amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2013	$4,779	$231	$474	$(40,980)	$(35,496)
Changes before reclassifications	(2,324)	(780)	1,308	6,286	4,490
Amounts reclassified to net income	—	321	(300)	3,566	3,587
Tax effect	—	175	(384)	(3,752)	(3,961)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,324)	(284)	624	6,100	4,116

Balance at April 26, 2014	2,455	(53)	1,098	(34,880)	(31,380)
Changes before reclassifications	(938)	(1,857)	1,033	(2,517)	(4,279)
Amounts reclassified to net income	—	1,038	(214)	2,806	3,630
Tax effect	—	312	(312)	(110)	(110)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(938)	(507)	507	179	(759)

Balance at April 25, 2015	$1,517	$(560)	$1,605	$(34,701)	$(32,139)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Accumulated Other Comprehensive Loss (Continued)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, and reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest at April 25, 2015, and April 26, 2014, were as follows:

(Amounts in thousands)	4/25/2015	4/26/2014
Balance as of the beginning of the year	$7,832	$7,140
Net income	1,198	1,324
Other comprehensive income	(76)	(730)
Change in non-controlling interest	—	98

Balance as of the end of the year	$8,954	$7,832

Note 16: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.    The Upholstery segment mainly consists of two operating units: La-Z-Boy and England. This segment manufactures, imports, and exports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studio® and England Custom Comfort Center locations, major dealers and other independent retailers.

Casegoods Segment.    The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. This segment sells imported wood furniture to furniture retailers. Casegoods product includes bedroom, dining room, entertainment centers, occasional pieces and some manufactured coordinated upholstered furniture. The Casegoods segment sells to major dealers, as well as La-Z-Boy Furniture Galleries® stores, along with a wide cross-section of other independent retailers.

Retail Segment.    The Retail segment consists of 110 company-owned La-Z-Boy Furniture Galleries® stores. During fiscal 2015, we acquired one La-Z-Boy Furniture Galleries® store in northern Indiana and four La-Z-Boy Furniture Galleries® stores in the Southern California market. During fiscal 2014, we acquired three La-Z-Boy Furniture Galleries® stores in the Las Vegas market and two La-Z-Boy Furniture Galleries® stores in northeast Ohio. During fiscal 2013, we acquired nine La-Z-Boy Furniture Galleries® stores in southern Ohio. All of these acquired stores were previously independently owned and operated. The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through the retail network.

Restructuring.    During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. In fiscal 2015 and fiscal 2014, we recorded restructuring income of $0.4 million and restructuring charges of $4.8 million, respectively, in continuing operations (see Note 2 for additional information). During fiscal 2013, we recorded a restructuring charge of $2.6 million in continuing operations, mainly related to fixed asset and inventory write-downs related to the closure of our lumber processing operation in our Casegoods segment. See

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Segment Information (Continued)

Note 2 for further details of this restructuring. We do not include restructuring costs in the results of our reportable segments.

We did not have any single customer whose purchases amounted to more than 2% of our consolidated or Upholstery segment sales in fiscal 2015.

The accounting policies of the operating segments are the same as those described in Note 1. We account for intersegment revenue transactions between our segments consistent with independent third party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the appropriate Upholstery or Casegoods segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, income from continued dumping and subsidy offset act, other income (expense) and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and other intangible assets. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), business held for sale, and various other assets. Sales are attributed to countries on the basis of the customer's location.

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Sales
Upholstery segment:
Sales to external customers	$990,237	$959,118	$902,454
Intersegment sales	161,565	139,932	127,311

Upholstery segment sales	1,151,802	1,099,050	1,029,765

Casegoods segment:
Sales to external customers	98,886	97,095	104,387
Intersegment sales	10,827	9,657	8,140

Casegoods segment sales	109,713	106,752	112,527

Retail segment sales	333,978	298,642	264,723
Corporate and Other	2,294	2,463	2,313
Eliminations	(172,392)	(149,589)	(135,451)

Consolidated sales	$1,425,395	$1,357,318	$1,273,877

Operating Income (Loss)
Upholstery segment	$121,403	$117,688	$95,571
Casegoods segment	6,408	3,397	3,703
Retail segment	11,466	11,128	4,099
Restructuring	371	(4,839)	(2,631)
Corporate and Other	(36,483)	(38,078)	(33,139)

Consolidated operating income	103,165	89,296	67,603
Interest expense	523	548	746
Interest income	1,030	761	620
Income from Continued Dumping and Subsidy Offset Act, net	1,212	—	—
Other income, net	744	2,050	3,208

Income from continuing operations before income taxes	$105,628	$91,559	$70,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Segment Information (Continued)

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Depreciation and Amortization
Upholstery segment	$12,669	$13,778	$14,275
Casegoods segment	813	1,171	1,338
Retail segment	2,910	2,520	2,676
Corporate and Other	5,891	5,566	4,674

Consolidated depreciation and amortization	$22,283	$23,035	$22,963

Capital Expenditures
Upholstery segment	$14,979	$6,579	$9,857
Casegoods segment	1,149	149	1,058
Retail segment	2,993	4,379	4,251
Corporate and Other	51,198	22,623	10,218

Consolidated capital expenditures	$70,319	$33,730	$25,384

Assets
Upholstery segment	$317,102	$305,814	$296,108
Casegoods segment	48,403	53,299	70,147
Retail segment	126,189	119,816	73,496
Unallocated assets	282,910	292,366	280,620

Consolidated assets	$774,604	$771,295	$720,371

Long-Lived Assets by Geographic Location
Domestic	$187,224	$147,538	$133,208
International	8,359	6,805	8,168

Consolidated long-lived assets	$195,583	$154,343	$141,376

Sales by Country
United States	87%	86%	86%
Canada	7%	8%	9%
Other	6%	6%	5%

Total	100%	100%	100%

Note 17: Income Taxes

Income before income taxes for continuing operations consists of the following (for the fiscal years ended):

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
United States	$96,605	$82,705	$63,193
Foreign	9,023	8,854	7,492

Total	$105,628	$91,559	$70,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Income Taxes (Continued)

Income tax expense (benefit) applicable to continuing operations consists of the following components (for the fiscal years ended):

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Federal:
—current	$28,887	$24,695	$17,049
—deferred	406	1,495	1,341
State:
—current	4,573	5,345	2,746
—deferred	637	(2,082)	464
Foreign:
—current	2,281	1,375	739
—deferred	170	555	1,181

Total income tax expense (benefit)	$36,954	$31,383	$23,520

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

(% of pre-tax income)	4/25/2015	4/26/2014	4/27/2013
Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	3.5	3.1	3.0
U.S. manufacturing benefit	(2.1)	(1.0)	(2.0)
Change in valuation allowance	(0.4)	(1.2)	(0.3)
Gain on sale of marketable securities	—	—	(1.6)
Miscellaneous items	(1.0)	(1.6)	(0.8)

Effective tax rate	35.0%	34.3%	33.3%

For our foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $24.0 million of the earnings. The potential deferred tax attributable to these earnings would be approximately $3.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Income Taxes (Continued)

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/25/2015	4/26/2014
Assets
Deferred and other compensation	$22,085	$19,774
Allowance for doubtful accounts	2,255	5,456
State income tax—net operating losses, credits and other	6,032	6,440
Pension	2,828	2,097
Warranty	6,466	6,247
Rent	5,174	4,824
Workers' compensation	4,173	4,068
Employee benefits	3,096	2,838
Other	1,262	3,760
Valuation allowance	(4,322)	(4,700)

Total deferred tax assets	49,049	50,804
Liabilities
Property, plant and equipment	(2,722)	(3,337)

Net deferred tax assets	$46,327	$47,467

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$8,678	Fiscal 2016 - 2034
Foreign capital losses	20	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable, which are based on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 25, 2015, we estimate that about $118 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management's forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

During fiscal 2015, we recorded a $0.4 million decrease in our valuation allowance for deferred tax assets that are now considered more likely than not to be realized. This determination was primarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Income Taxes (Continued)

the result of our assessment of our cumulative pre-tax income in certain jurisdictions. A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction	4/26/2014 Valuation Allowance		4/25/2015 Valuation Allowance
(Amounts in thousands)		Change
U.S. state	$4,680	$(377)	$4,303
Foreign	20	(1)	19

Total	$4,700	$(378)	$4,322

The remaining valuation allowance of $4.3 million primarily related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 25, 2015, we had a gross unrecognized tax benefit of $2.2 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Balance at the beginning of the period	$2,972	$3,248	$3,909
Additions:
Positions taken during the current year	94	88	338
Reductions:
Positions taken during the prior year	(702)	(99)	(28)
Decreases related to settlements with taxing authorities	(25)	(98)	—
Reductions resulting from the lapse of the statute of limitations	(113)	(167)	(971)

Balance at the end of the period	$2,226	$2,972	$3,248

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.3 million accrued for interest and penalties as of both April 25, 2015, and April 26, 2014.

If recognized, $0.4 million of the total $2.2 million of unrecognized tax benefits would decrease our effective tax rate. We do not expect any adjustments within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2012 and subsequent are still subject to audit. Our fiscal year 2012 U.S. federal income tax return is currently under audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2012 and subsequent. Our businesses in Canada and Thailand are subject to audit for fiscal years 2006 and subsequent, and in Mexico, calendar years 2010 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013, were $34.4 million, $25.0 million and $20.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Year Ended
(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$70,773	$55,056	$46,389
Income allocated to participating securities	(395)	(422)	(639)

Net income available to common shareholders	$70,378	$54,634	$45,750

	Year Ended
(Amounts in thousands)	4/25/2015	4/26/2014	4/27/2013
Denominator:
Basic weighted average common shares outstanding	51,767	52,386	52,351
Add:
Contingent common shares	250	1,049	812
Stock option dilution	329	394	522

Diluted weighted average common shares outstanding	52,346	53,829	53,685

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We did not exclude any outstanding options from the diluted share calculation for the fiscal years ended April 25, 2015 and April 26, 2014. We had outstanding options to purchase 0.2 million shares for the year ended April 27, 2013 with a weighted average exercise price of $20.74. We excluded the effect of these options from the diluted share calculation since, for the period presented, the weighted average exercise price of the options was higher than the average market price, and including the options' effect would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Fair Value Measurements

Accounting standards require the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The various levels of the fair value hierarchy are described as follows:

•
Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

•
Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

•
Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. Non-financial assets such as trade names, goodwill, and other long-lived assets are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment loss is recognized. During fiscal 2015 and fiscal 2014 we recorded trade names at fair value based upon the relief from royalty method. During the third quarter of fiscal 2014 we recorded the value of the assets of our Bauhaus business unit at fair value. See Note 3 for further discussion.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of April 25, 2015, and April 26, 2014:

Fiscal 2015

	Fair Value Measurements
(Amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,552	$58,516	$—
Trading securities	—	1,127	—

Total	$1,552	$59,643	$—

(a)
There were no transfers between Level 1 and Level 2 during fiscal 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Fair Value Measurements (Continued)

Fiscal 2014

	Fair Value Measurements
(Amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,521	$57,630	$—
Trading securities	—	1,787	—

Total	$1,521	$59,417	$—

(b)
There were no transfers between Level 1 and Level 2 during fiscal 2014.

At April 25, 2015, and April 26, 2014, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. The fair value measurements for our securities are based upon quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

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

Management's Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is included in Item 8 of this report.

Attestation Report of the Registered Public Accounting Firm.    Our registered public accounting firm's attestation report on our internal control over financial reporting is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting.    We are implementing an enterprise resource planning ("ERP") system in our largest operating unit. The implementation is expected to be complete by the end of fiscal 2016. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no changes in our internal controls over financial reporting during our fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com.

We provide some information about our executive officers in Part I of this report, under the heading "Executive Officers of Registrant." All other information required to be reported under this item will be included in our proxy statement for our 2015 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2015 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2015 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2015 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2015 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013
Consolidated Balance Sheet at April 25, 2015, and April 26, 2014
Consolidated Statement of Cash Flows for the fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013
Consolidated Statement of Changes in Equity for the fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 25, 2015, April 26, 2014, and April 27, 2013
The Report of Independent Registered Public Accounting Firm and Schedule II immediately follow this item.
All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

Note: For all exhibits incorporated by reference, the SEC file number is 1-9656. Exhibits not incorporated by reference are being filed or furnished with this report.

(3)
Exhibits:

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description
(2)	Not applicable

(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)

(3.2)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 21, 1998 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

Exhibit Number		Description
(3.4)		La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 24, 2012 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.5)		La-Z-Boy Incorporated Amended and Restated Bylaws (as of May 3, 2011) (Incorporated by reference to an exhibit to Form 8-K filed May 6, 2011)

(4.1)		Amended and Restated Credit Agreement dated as of October 19, 2011, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed October 21, 2011)

(4.2)		Amendment Number One to Amended and Restated Credit Agreement, Amendment Number One to Amended and Restated Security Agreement, Ratification and Reaffirmation Agreement, dated as of December 30, 2014, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed January 6, 2015)

(9)		Not applicable

(10.1)	*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)

(10.2)	*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)

(10.3)	*	Form of Change in Control Agreement in effect for: Kurt L. Darrow. Similar agreements are in effect for Steven M. Kincaid, Louis M. Riccio, Jr., Otis Sawyer and Mark S. Bacon, Sr., J. Douglas Collier, and Darrell D. Edwards, except the severance period in those agreements is 12 months rather than 24 months

(10.4)	*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8-K, filed January 22, 2009)

(10.5)	*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 24, 2009)

(10.6)	*	La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan as amended through June 13, 2008 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2008)

(10.7)	*	First 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)

(10.8)	*	Second 2009 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 15, 2009 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2009)

(10.9)	*	Sample award agreement under the 2004 Long-Term Equity Award Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 29, 2006)

Exhibit Number	Description
(10.10) *	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 21, 2013)

(10.11) *	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)

(10.12) *	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)

(10.13) *	First 2010 Amendment to La-Z-Boy Incorporated 2004 Long-Term Equity Award Plan effective June 11, 2010 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)

(10.14) *	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)

(10.15) *	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2013)

(10.16) *	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2014)

(10.17) *	First 2014 Amendment to La-Z-Boy Incorporated Severance Plan for Named Executive Officers

(11)	Statement regarding computation of per share earnings (See Note 18 to the Consolidated Financial Statements included in Item 8)

(12)	No statement regarding computation of ratios is included as an exhibit because the method of computing each ratio included in this report is either obvious from the ratio's description or is explained in text or a footnote accompanying the ratio.

(13)	Not applicable

(14)	Not applicable

(16)	Not applicable

(18)	Not applicable

(21)	List of subsidiaries of La-Z-Boy Incorporated

(22)	Not applicable

(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)

(24)	Not applicable

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	Certifications pursuant to 18 U.S.C. Section 1350

(33)	Not applicable

Exhibit Number		Description
(34)		Not applicable

(35)		Not applicable

(95)		Not applicable

(99)		Not applicable

(100)		Not applicable

(101.INS	)	XBRL Instance Document

(101.SCH	)	XBRL Taxonomy Extension Schema Document

(101.CAL	)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB	)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE	)	XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF	)	XBRL Taxonomy Extension Definition Linkbase Document
*
Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 16, 2015 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 16, 2015

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 25, 2015	$12,368	$(2,206)	$—		$(5,540	)(a)	$4,622
April 26, 2014	21,607	(2,926)	—		(6,313	)(a)	12,368
April 27, 2013	22,254	495	—		(1,142	)(a)	21,607
Allowance for deferred tax assets:
April 25, 2015	$4,700	$—	$39	(c)	$(417	)(b)	$4,322
April 26, 2014	6,619	(135)	—		(1,784	)(b)	4,700
April 27, 2013	8,258	131	(1,572	)(c)	(198	)(b)	6,619
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

DATE: June 16, 2015		LA-Z-BOY INCORPORATED
	BY	/s/ KURT L. DARROW Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 16, 2015, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ K.L. DARROW K.L. Darrow Chairman, President and Chief Executive Officer	/s/ J.H. FOSS J.H. Foss Director
/s/ R.M. GABRYS R.M. Gabrys Director	/s/ J.L. GURWITCH J.L. Gurwitch Director
/s/ D.K. HEHL D.K. Hehl Director	/s/ E.J. HOLMAN E.J. Holman Director
/s/ J.E. KERR J.E. Kerr Director	/s/ M.T. LAWTON M.T. Lawton Director
/s/ H.G. LEVY H.G. Levy Director	/s/ W.A. MCCOLLOUGH W.A. McCollough Director
/s/ N.R. QUBEIN N.R. Qubein Director	/s/ L.M. RICCIO, JR. L.M. Riccio, Jr. Senior Vice President, Chief Financial Officer
/s/ M.L. MUELLER M.L. Mueller Vice President, Chief Accounting Officer