Form 10-Q
period 2015-07-25
LA-Z-BOY INC
filed 2015-08-18
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JULY 25, 2015

COMMISSION FILE NUMBER 1-9656

LA-Z-BOY INCORPORATED

(Exact name of registrant as specified in its charter)

MICHIGAN	38-0751137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One La-Z-Boy Drive, Monroe, Michigan	48162-5138
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2015
Common Shares, $1.00 par value	50,562,089

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2016

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/25/15	7/26/14
Sales	$341,423	$326,980
Cost of sales	217,191	215,474
Gross profit	124,232	111,506
Selling, general and administrative expense	104,266	95,015
Operating income	19,966	16,491
Interest expense	112	132
Interest income	205	202
Other income (expense), net	1,968	(258)
Income from continuing operations before income taxes	22,027	16,303
Income tax expense	7,904	5,755
Income from continuing operations	14,123	10,548
Income from discontinued operations, net of tax	—	2,497
Net income	14,123	13,045
Net (income) loss attributable to noncontrolling interests	(447)	36
Net income attributable to La-Z-Boy Incorporated	$13,676	$13,081

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$13,676	$10,584
Income from discontinued operations	—	2,497
Net income attributable to La-Z-Boy Incorporated	$13,676	$13,081

Basic weighted average common shares	50,583	52,191
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.27	$0.20
Income from discontinued operations	—	0.05
Basic net income attributable to La-Z-Boy Incorporated per share	$0.27	$0.25

Diluted weighted average common shares	51,043	52,627
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.27	$0.20
Income from discontinued operations	—	0.05
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.27	$0.25

Dividends declared per share	$0.08	$0.06

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Net income	$14,123	$13,045
Other comprehensive income (loss)
Currency translation adjustment	(2,845)	528
Change in fair value of cash flow hedges, net of tax	(197)	105
Net unrealized gain (loss) on marketable securities, net of tax	(277)	211
Net pension amortization, net of tax	488	434
Total other comprehensive income (loss)	(2,831)	1,278
Total comprehensive income before allocation to noncontrolling interests	11,292	14,323
Comprehensive (income) loss attributable to noncontrolling interests	184	(77)
Comprehensive income attributable to La-Z-Boy Incorporated	$11,476	$14,246

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	7/25/15	4/25/15
Current assets
Cash and equivalents	$87,519	$98,302
Restricted cash	9,636	9,636
Receivables, net of allowance of $4,251 at 7/25/15 and $4,622 at 4/25/15	135,700	158,548
Inventories, net	178,948	156,789
Deferred income taxes — current	11,229	11,255
Other current assets	43,307	41,921
Total current assets	466,339	476,451
Property, plant and equipment, net	173,700	174,036
Goodwill	15,164	15,164
Other intangible assets	5,458	5,458
Deferred income taxes — long-term	34,942	35,072
Other long-term assets, net	65,994	68,423
Total assets	$761,597	$774,604

Current liabilities
Current portion of long-term debt	$432	$397
Accounts payable	48,189	46,168
Accrued expenses and other current liabilities	96,563	108,326
Total current liabilities	145,184	154,891
Long-term debt	662	433
Other long-term liabilities	83,167	86,180
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 50,562 outstanding at 7/25/15 and 50,747 outstanding at 4/25/15	50,562	50,747
Capital in excess of par value	273,185	270,032
Retained earnings	234,406	235,506
Accumulated other comprehensive loss	(34,339)	(32,139)
Total La-Z-Boy Incorporated shareholders’ equity	523,814	524,146
Noncontrolling interests	8,770	8,954
Total equity	532,584	533,100
Total liabilities and equity	$761,597	$774,604

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Cash flows from operating activities
Net income	$14,123	$13,045
Adjustments to reconcile net income to cash provided by (used for) operating activities
Deferred income tax expense (benefit)	148	(1,342)
Provision for doubtful accounts	(340)	(618)
Depreciation and amortization	6,271	5,379
Equity-based compensation expense	3,012	3,010
Change in receivables	24,610	12,441
Change in inventories	(22,159)	(15,874)
Change in other assets	(6,933)	2,985
Change in payables	2,021	(255)
Change in other liabilities	(19,223)	(19,993)
Net cash provided by (used for) operating activities	1,530	(1,222)

Cash flows from investing activities
Proceeds from disposal of assets	279	1,348
Capital expenditures	(6,506)	(19,406)
Purchases of investments	(5,422)	(15,941)
Proceeds from sales of investments	12,983	10,422
Change in restricted cash	—	7,289
Net cash provided by (used for) investing activities	1,334	(16,288)

Cash flows from financing activities
Payments on debt	(122)	(7,212)
Stock issued for stock and employee benefit plans	145	131
Excess tax benefit on stock option exercises	363	249
Purchases of common stock	(9,171)	(6,062)
Dividends paid	(4,055)	(3,119)
Net cash used for financing activities	(12,840)	(16,013)

Effect of exchange rate changes on cash and equivalents	(807)	171
Change in cash and equivalents	(10,783)	(33,352)
Cash and equivalents at beginning of period	98,302	149,661
Cash and equivalents at end of period	$87,519	$116,309

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$500	$8,024

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 26, 2014	$51,981	$262,901	$238,384	$(31,380)	$7,832	$529,718
Net income			70,773		1,198	71,971
Other comprehensive loss				(759)	(76)	(835)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	898	26	(10,684)			(9,760)
Purchases of common stock	(2,132)	(1,267)	(48,454)			(51,853)
Stock option and restricted stock expense		6,780				6,780
Tax benefit from exercise of options		1,592				1,592
Dividends paid			(14,513)			(14,513)
At April 25, 2015	50,747	270,032	235,506	(32,139)	8,954	533,100
Net income			13,676		447	14,123
Other comprehensive loss				(2,200)	(631)	(2,831)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	157	(90)	(2,024)			(1,957)
Purchases of common stock	(342)	(132)	(8,697)			(9,171)
Stock option and restricted stock expense		3,012				3,012
Tax benefit from exercise of options		363				363
Dividends paid			(4,055)			(4,055)
At July 25, 2015	$50,562	$273,185	$234,406	$(34,339)	$8,770	$532,584

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. We derived the April 25, 2015, balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair presentation of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 30, 2016. Fiscal 2016 is a 53-week year as compared with fiscal 2015, which was 52 weeks, with the additional week occurring in the fourth quarter of fiscal 2016.

During the first quarter of fiscal 2016 we recorded a benefit related to legal settlements as part of cost of sales. Gross margin improved 0.5 percentage points in the first quarter of fiscal 2016 due to the legal settlements. The settlement funds were paid to our attorneys for our benefit during the first quarter of fiscal 2016, and we expect to receive them in the second quarter.

Note 2: Restructuring

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. We ceased casegoods manufacturing operations at our Hudson, North Carolina facility during the second quarter of fiscal 2015. As a result of this restructuring, we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product and exited the hospitality business as we manufactured those products in our Hudson facility. We also transitioned our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to our Hudson plant. In addition, we sold both of the North Wilkesboro facilities and most of the wood-working equipment from our Hudson plant and completed the consolidation of our casegoods showroom during fiscal 2015.

We have recorded pre-tax restructuring charges of $7.9 million ($5.0 million after tax) since the inception of this restructuring plan, with $4.7 million pre-tax ($2.9 million after tax) related to continuing operations and $3.2 million pre-tax ($2.1 million after tax) related to discontinued operations. These charges relate to severance and benefit-related costs and various asset write-downs, including fixed assets, inventory and trade names.

During the quarter ended July 25, 2015, we recorded pre-tax restructuring expense of $0.2 million ($0.1 million after tax) compared with pre-tax restructuring income of $0.4 million ($0.2 million after tax) recorded during the quarter ended July 26, 2014. The pre-tax restructuring expense we recorded in fiscal 2016 mainly resulted from rent for an idled showroom and severance and benefit related costs, while the pre-tax restructuring income we recorded in fiscal 2015 mainly related to inventory recoveries. We recorded the restructuring expense from continuing operations in fiscal 2016 as a component of selling, general and administrative expense and recorded the restructuring income from continuing operations in fiscal 2015 as a component of cost of sales. We included restructuring expenses related to discontinued operations in income/(loss) from discontinued operations in our consolidated statement of income.

We had $0.5 million of restructuring liability remaining as of July 25, 2015, primarily related to severance, which we expect to be settled by the end of fiscal 2016.

Note 3: Discontinued Operations

During fiscal 2015, we ceased operations and liquidated all the assets, consisting mostly of inventory, of Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly La-Z-Boy Greensboro, Inc.). We reported Lea Industries’ operating results as discontinued operations for the period ended July 26, 2014. Historically, we had reported the results of Lea Industries as a component of our Casegoods segment.

In the first quarter of fiscal 2015, we recorded $3.8 million of income in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007 and reported it as discontinued operations at that time. The income we recorded related to the Continued Dumping and Subsidy Offset Act of 2000, which provides for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases, to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. When we sold American Furniture Company, Incorporated, our contract provided that we would receive a portion of any such duties to which that entity was entitled.

The results of our discontinued operations for the three months ended July 26, 2014, were as follows:

Quarter Ended
(Unaudited, amounts in thousands)	7/26/14
Net sales	$3,487

Operating income from discontinued operations	$102
Income from Continued Dumping and Subsidy Offset Act, net	3,763
Income tax expense	(1,368)
Income from discontinued operations, net of tax	$2,497

The activity of these operating units was included in our consolidated statement of cash flows with our continuing operations for the three months ended July 26, 2014.

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/25/15	4/25/15
Raw materials	$99,605	$75,024
Work in process	13,739	14,310
Finished goods	90,562	92,295
FIFO inventories	203,906	181,629
Excess of FIFO over LIFO	(24,958)	(24,840)
Inventories, net	$178,948	$156,789

Our raw material inventory was higher in the first quarter of fiscal 2016 due to the seasonality of our business.

Note 5: Investments

Our consolidated balance sheet at July 25, 2015, included $11.7 million of available-for-sale investments in other current assets and $39.4 million of available-for-sale investments in other long-term assets. We included available-for-sale investments of $16.8 million and trading securities of $1.1 million in other current assets and included available-for-sale investments of $43.3 million in other long-term assets in our consolidated balance sheet at April 25, 2015. At July 25, 2015, and April 25, 2015, $37.0 million and $45.5 million, respectively, of these investments were to enhance returns on our cash. We designated the remaining investments to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan.

The following is a summary of investments at July 25, 2015, and April 25, 2015:

At July 25, 2015

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,737	$(113)	$8,367
Fixed income	126	(52)	42,460
Mutual funds	—	—	7
Other	1	(20)	304
Total securities	$1,864	$(185)	$51,138

At April 25, 2015

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,014	$(78)	$9,251
Fixed income	224	(14)	50,358
Mutual funds	—	—	1,127
Other	1	(22)	459
Total securities	$2,239	$(114)	$61,195

The following table summarizes sales of available-for-sale securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Proceeds from sales	$12,983	$10,422
Gross realized gains	677	14
Gross realized losses	(506)	(8)

The fair value of fixed income available-for-sale securities by contractual maturity was $12.1 million within one year, $28.7 million within two to five years, $1.5 million within six to ten years and $0.2 million thereafter.

Note 6: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Service cost	$333	$279
Interest cost	1,211	1,267
Expected return on plan assets	(1,226)	(1,269)
Net amortization	736	665
Net periodic pension cost	$1,054	$942

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Balance as of the beginning of the period	$16,870	$16,013
Accruals during the period	5,111	4,223
Accrual adjustments	—	(953)
Settlements during the period	(4,751)	(4,027)
Balance as of the end of the period	$17,230	$15,256

As of July 25, 2015, and April 25, 2015, we included $10.3 million and $10.2 million, respectively, of our product warranty liability in accrued expenses and other current liabilities in our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Equity-based awards expense	$3,012	$3,010
Liability-based awards income	(439)	(448)
Total stock-based compensation expense	$2,573	$2,562

Stock Options. We granted 429,754 stock options to employees during the first quarter of fiscal 2016, and we also have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement-eligible employees immediately. We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

We calculated the fair value of stock options granted during the first quarter of fiscal 2016 using the following assumptions:

(Unaudited)	7/25/15
Risk-free interest rate	1.54%
Dividend rate	1.20%
Expected life in years	5.0
Stock price volatility	44.37%
Fair value per share	$9.69

Stock Appreciation Rights. We did not grant any SARs to employees during the first quarter of fiscal 2016, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect their fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014 and fiscal 2013, we granted SARs as described in our Annual Reports on Form 10-K for the fiscal years ended April 26, 2014, and April 27, 2013, respectively. At July 25, 2015, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

(Unaudited)	Fiscal 2014 grant	Fiscal 2013 grant
Risk-free interest rate	1.07%	0.69%
Dividend rate	1.28%	1.28%
Expected life in years	2.90	1.98
Stock price volatility	31.07%	28.82%
Fair value per share	$7.76	$12.65

Restricted Stock. We awarded 89,563 shares of restricted stock to employees during the first quarter of fiscal 2016. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting, they will be settled in common shares. The fair value of the restricted stock that was awarded in the first quarter of fiscal 2016 was $26.69 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Restricted Stock Units. We did not grant any restricted stock units to employees during the first quarter of fiscal 2016, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at July 25, 2015, was $24.98, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

Performance Awards. During the first quarter of fiscal 2016, we granted 182,008 performance-based shares, and we also have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because upon vesting, they will be settled in common shares. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2016 that vest based on attaining performance goals was $25.73, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2016 grant of shares that vest based on market conditions was $34.40.

We did not grant any performance-based units during the first quarter of fiscal 2016, but we have outstanding performance-based unit awards from our fiscal 2014 grant. We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. The fair value of each unit we granted in fiscal 2014 that vest based on attaining performance goals was $24.66, the market value of our common shares on the last day of the reporting period less the dividends we expect to pay before the awards vest. For performance-based units that vest based on market conditions, we use a Monte Carlo valuation model to estimate each unit’s fair value as of the last day of the reporting period. We re-measure and adjust the liability for these units based on the Monte Carlo valuation at the end of each reporting period until we pay out the units. Based on the Monte Carlo model, the fair value at July 25, 2015, of the fiscal 2014 grant of units that vest based on market conditions was $36.09.

Note 9: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended July 25, 2015, and July 26, 2014, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 25, 2015	$1,517	$(560)	$1,605	$(34,701)	$(32,139)
Changes before reclassifications	(2,214)	(786)	(276)	—	(3,276)
Amounts reclassified to net income	—	467	(171)	789	1,085
Tax effect	—	122	170	(301)	(9)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,214)	(197)	(277)	488	(2,200)
Balance at July 25, 2015	$(697)	$(757)	$1,328	$(34,213)	$(34,339)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 26, 2014	$2,455	$(53)	$1,098	$(34,880)	$(31,380)
Changes before reclassifications	415	152	347	—	914
Amounts reclassified to net income	—	18	(6)	701	713
Tax effect	—	(65)	(130)	(267)	(462)
Other comprehensive income attributable to La-Z-Boy Incorporated	415	105	211	434	1,165
Balance at July 26, 2014	$2,870	$52	$1,309	$(34,446)	$(30,215)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest for the three months ended July 25, 2015, and July 26, 2014, were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Balance as of the beginning of the period	$8,954	$7,832
Net income (loss)	447	(36)
Other comprehensive income (loss)	(631)	113
Balance as of the end of the period	$8,770	$7,909

Note 10: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. The Upholstery segment mainly consists of two operating units: La-Z-Boy and England. This segment manufactures and imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studio® and England Custom Comfort Center locations, major dealers and a wide cross-section of other independent retailers.

Casegoods Segment. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. This segment sells imported wood furniture to furniture retailers. Casegoods product includes bedroom, dining room, entertainment centers, occasional pieces and some manufactured coordinated upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

Retail Segment. The Retail segment consists of 111 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Sales
Upholstery segment:
Sales to external customers	$232,484	$227,156
Intersegment sales	40,192	35,703
Upholstery segment sales	272,676	262,859

Casegoods segment:
Sales to external customers	21,202	25,953
Intersegment sales	2,191	2,970
Casegoods segment sales	23,393	28,923

Retail segment sales	86,651	72,905

Corporate and Other:
Sales to external customers	1,086	966
Intersegment sales	516	—
Corporate and Other sales	1,602	966

Eliminations	(42,899)	(38,673)
Consolidated sales	$341,423	$326,980

Operating Income (Loss)
Upholstery segment	$24,594	$22,017
Casegoods segment	1,690	1,525
Retail segment	4,729	315
Restructuring	(165)	357
Corporate and Other	(10,882)	(7,723)
Consolidated operating income	19,966	16,491
Interest expense	112	132
Interest income	205	202
Other income (expense), net	1,968	(258)
Income from continuing operations before income taxes	$22,027	$16,303

Note 11: Income Taxes

Our effective tax rate for continuing operations for the first quarter of fiscal 2016 was 35.9% compared with 35.3% for the first quarter of fiscal 2015. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our consolidated balance sheet at the end of the first quarter of fiscal 2016 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$13,676	$13,081
Income allocated to participating securities	(78)	(81)
Net income available to common shareholders	$13,598	$13,000

Denominator:
Basic weighted average common shares outstanding	50,583	52,191
Add:
Contingent common shares	119	116
Stock option dilution	341	320
Diluted weighted average common shares outstanding	51,043	52,627

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

For the quarter ended July 25, 2015, we had outstanding options to purchase 0.4 million shares with a weighted average exercise price of $26.69. We excluded the effect of these options from our diluted share calculation since, for that period, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options for the quarter ended July 26, 2014.

Note 13: Fair Value Measurements

Accounting standards require that we put financial assets and liabilities into one of three categories based on the inputs we use to value them:

•                  Level 1 — Financial assets and liabilities the values of which are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

•                  Level 2 — Financial assets and liabilities the values of which are based on quoted prices in markets that are not active or on model inputs that are observable for substantially the full term of the asset or liability.

•                  Level 3 — Financial assets and liabilities the values of which are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

Accounting standards require we use observable market data in making fair value measurements when it is available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period in which they occur.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at July 25, 2015, and April 25, 2015:

At July 25, 2015

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,239	$49,892	$—
Trading securities	—	7	—
Total	$1,239	$49,899	$—

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2016.

At April 25, 2015

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,552	$58,516	$—
Trading securities	—	1,127	—
Total	$1,552	$59,643	$—

(b)         There were no transfers between Level 1 and Level 2 during fiscal 2015.

At July 25, 2015, and April 25, 2015, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. The fair value measurements for our securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 14: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires the use of more estimates and judgments than the present standards as well as additional disclosures. During July 2015, FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal year 2019. We are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

In May 2015, a new accounting standard was issued by the FASB that requires entities to remove investments valued at net asset value per share under the practical expedient from the fair value hierarchy. Disclosure information on those assets will be required to help users understand the nature and risks of those investments. The standard is effective for our fiscal year 2017 and will be applied retrospectively. This standard will have no effect on our consolidated financial statements, but we are currently assessing the impact that this guidance will have on our fair value footnote disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have prepared this Management’s Discussion and Analysis as an aid to better understand our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. After a cautionary note about forward-looking statements, we begin with an introduction to our key businesses and significant operational events. We then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

This Management’s Discussion and Analysis only reflects results of our continuing operations, unless otherwise noted. During fiscal 2014, we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly known as La-Z-Boy Greensboro, Inc.). We were unable to find a buyer for the Lea Industries business, and instead we ceased operations and liquidated all the assets, consisting mostly of inventory, of Lea Industries during fiscal 2015. In the accompanying financial statements, we reported the operating results of Lea Industries as discontinued operations for all periods presented. For the quarter ended July 26, 2014, we recorded pre-tax and after tax income of $0.1 million, in discontinued operations related to Lea Industries. We previously reported results of Lea Industries as a component of our Casegoods segment.

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
• industry and importing trends
• management plans

Forward-looking statements also include those preceded or followed by the words “anticipates” “believes,” “estimates,” “hopes,” “plans,” “intends” and “expects” or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in the domestic or international regulatory environment; (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the results of our restructuring actions; (t) the impact of potential goodwill or intangible asset impairments; and (u) those matters discussed in Item 1A of our fiscal 2015 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

La-Z-Boy Incorporated and its subsidiaries manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major North American manufacturing locations and six regional distribution centers in the United States to support our speed-to-market and customization strategy.

We sell our products, primarily in the United States and Canada, as well as internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 327 La-Z-Boy Furniture Galleries® stores and 573 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” We own 111 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 573 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own dedicated proprietary in-store programs with 525 outlets and 1.6 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

Our goal is to deliver value to our shareholders through improved sales and earnings over the long term through execution of our strategic initiatives. The foundation of our strategic initiatives is driving sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are driving this growth in four ways:

•                  We are expanding our branded distribution channels by executing our 4-4-5 store growth initiative, through which we plan to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five-year period that began with fiscal 2014. In addition, we are increasing our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels. We expect this initiative to generate growth in our Retail segment through increased company-owned store count, and to generate growth in our wholesale Upholstery segment as the proprietary distribution network is expanded.

•                  We are also expanding the size of the company-owned retail business through acquisitions of La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers, primarily in markets where we can leverage our existing regional distribution network.

•                  We are expanding our market share with the growth of sales through our multi-channel distribution network. In addition to the almost 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and Comfort Studio® locations), approximately 2,800 other dealers also sell La-Z-Boy. These outlets include some of the best known names in the industry, such as Art Van, Berkshire Hathaway and Slumberland. Additionally, our other brands—England, Kincaid, American Drew and Hammary—enjoy distribution through a combined 1,700 dealers. We believe there is significant growth potential for our brands through these retail channels.

•                  We are expanding our market share in stationary upholstered furniture through our Live Life Comfortably marketing campaign, featuring Brooke Shields as our brand ambassador. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy’s appeal among a broader consumer demographic, including our Urban Attitudes® collection of smaller-scale stationary furniture targeted at a more style-conscious demographic, as well as younger consumers and those living in more confined spaces in urban locations. The industry’s stationary upholstery furniture as a percent of total upholstery furniture sales is significant, and we feel that we can capture a much larger share of this market with this campaign.

We are also focused on improving profitability by investing in our La-Z-Boy branded business and enhancing the operations of our Casegoods segment. During the first quarter of fiscal 2016, we implemented our new ERP system at our fifth and largest La-Z-Boy manufacturing facility. Additionally, moving to a pure import model and implementing styling changes in our casegoods product line resulted in improved profitability of that segment. This has resulted in the product line including more contemporary and transitional furniture groups and less traditionally-styled furniture. We also increased sales volume in our company-owned Retail segment, which allowed us to leverage our fixed costs and improve profitability.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•                  Upholstery Segment. Our Upholstery segment is our largest business and mainly consists of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® and England Custom Comfort Center locations, major dealers and a wide cross-section of other independent retailers.

•                  Casegoods Segment. Our Casegoods segment is an importer, marketer and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

•                  Retail Segment. Our Retail segment consists of 111 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

Results of Operations

Fiscal 2016 First Quarter Compared to Fiscal 2015 First Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	7/25/15	7/26/14	Percent Change
Consolidated sales	$341,423	$326,980	4.4%
Consolidated operating income	19,966	16,491	21.1%
Consolidated operating margin	5.8%	5.0%

Sales

Consolidated sales increased $14.4 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015, an increase of 4.4%, due to higher sales in our Retail and Upholstery segments. Our Retail segment sales increase was due to sales increases from our active stores that have been open for a minimum of 12 months, as well as the sales volume increases of our new and acquired stores. Our Upholstery segment sales increase was driven by stronger volume and favorable changes to our product mix. Partly offsetting these increases were lower sales in our Casegoods segment due to our out-of-stock position on some newer collections and weaker demand for some of our older collections, as well as the elimination of our hospitality product line in fiscal 2015.

Operating Margin

Our operating margin increased 0.8 percentage point for the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

•                  Our gross margin improved 2.3 percentage points in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

•                  Gross margin in our Upholstery segment benefitted from higher unit volume and improved efficiencies in our supply chain. Also, legal settlements in the first quarter of fiscal 2016 provided a 0.5 percentage point improvement in the gross margin rate.

•                  Our Casegoods segment gross margin improved due to the transition to an all-import model.

•                  Our Retail segment gross margin slightly improved due to increased custom orders and in-home design services.

•                  Additionally, the higher weighting of sales in our Retail segment, which carry a higher gross margin than our wholesale segments, positively impacted our consolidated gross margin.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 1.5 percentage points in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

•                  Our warranty expense was 0.5 percentage point higher in the first quarter of fiscal 2016 due to favorable accrual adjustments which reflected a change in the prior estimates of our product warranty liability during the first quarter of fiscal 2015.

•                  Professional fees were 0.3 percentage point higher in the first quarter of fiscal 2016, primarily due to spending for investment in our business. The investments include higher costs for technology improvements, including our ERP system and our website and e-commerce platform.

•                  Incentive compensation costs were higher in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015, an increase of 0.1 percentage point. The main driver of this increase is the improvement in our current year consolidated financial performance against our incentive-based targets compared with our prior year results.

•                  Additionally, the growth of our Retail segment, which has a higher level of SG&A expense as a percent of sales than our wholesale segments, also contributed to the increase in SG&A expense as a percent of sales.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	7/25/15	7/26/14	Percent Change
Sales	$272,676	$262,859	3.7%
Operating income	24,594	22,017	11.7%
Operating margin	9.0%	8.4%

Sales

Our Upholstery segment’s sales increased $9.8 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015, an increase of 3.7%. Increased unit volume drove a 2.1% increase, and a favorable change in product mix resulted in a 1.4% increase in sales in the first quarter of fiscal 2016. Our product mix in the first quarter of fiscal 2016 included a shift to more powered motion units and an increase in motion sofas as compared with the prior year. Powered motion units have a higher average selling price than motion units without power, as do motion sofas as compared to stationary products.

Operating Margin

Our Upholstery segment’s operating margin was 0.6 percentage point higher in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

•                  The segment’s gross margin increased 1.8 percentage points during the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 due to a combination of factors. Higher unit volume and favorable changes in our product mix, as well as operational efficiencies in our supply chain, provided a 1.1 percentage point benefit. Also, the benefit of legal settlements provided a 0.7 percentage point improvement in our gross margin rate during the first quarter of fiscal 2016.

•                  The segment’s SG&A expense as a percentage of sales increased 1.2 percentage points during the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015, mainly due to higher warranty expense and costs associated with our new world headquarters. Our warranty expense was 0.7 percentage point higher in the first quarter of fiscal 2016 mainly due to favorable accrual adjustments which reflected a change in the prior estimates of our product warranty liability during the first quarter of fiscal 2015. Higher costs associated with our new world headquarters resulted in a 0.3 percentage point increase in SG&A expense as a percent of sales during the first quarter of fiscal 2016.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	7/25/15	7/26/14	Percent Change
Sales	$23,393	$28,923	(19.1)%
Operating income	1,690	1,525	10.8%
Operating margin	7.2%	5.3%

Sales

Our Casegoods segment’s sales decreased $5.5 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015, a decrease of 19.1%. The decrease was a result of lower volume due to our out-of-stock position on some of our newer collections where orders were better than anticipated. We also experienced weaker demand for some of our older collections,  which we are phasing out as we introduce newer collections. In addition, we had $2.1 million lower sales due to the elimination of our hospitality product line during fiscal 2015.

Operating Margin

Our Casegoods segment’s operating margin was 7.2% in the first quarter of fiscal 2016, an increase of 1.9 percentage points compared with the first quarter of fiscal 2015.

•                  The segment’s gross margin increased 2.7 percentage points during the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 due to the transition to an all-import model for our wood furniture and the higher margin we receive on imported product.

•                  The segment’s SG&A expense as a percentage of sales increased 0.8 percentage points, mainly due to our inability to absorb fixed SG&A costs on the lower sales volume.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	7/25/15	7/26/14	Percent Change
Sales	$86,651	$72,905	18.9%
Operating income	4,729	315	1,401.3%
Operating margin	5.5%	0.4%

Sales

Our Retail segment’s sales increased $13.7 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. For our currently active stores that have been open for a minimum of 12 months, sales were 7.2% higher in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. The increase was mainly a result of an increase in average ticket sales, which was driven by increases in custom orders and in-home design services. In addition, sales were higher in the first quarter of fiscal 2016 compared with the prior year’s first quarter due to the sales volume of our new and acquired stores.

Operating Margin

Our Retail segment’s operating margin was 5.5% in the first quarter of fiscal 2016, an increase of 5.1 percentage points compared with the first quarter of fiscal 2015.

•                  The segment’s gross margin improved 0.1 percentage point in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015, due to increased custom orders and in-home design services.

•                  The segment’s SG&A expense as a percent of sales was 5.0 percentage points lower in the first quarter of fiscal 2016 as compared with the first quarter of fiscal 2015. Our sales volume increase allowed us to leverage our fixed SG&A expenses (primarily occupancy and administrative costs), which decreased 3.7 percentage points as a percent of sales. Additionally, our advertising expense as a percentage of sales was 0.5 percentage point lower in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	7/25/15	7/26/14	Percent Change
Sales
Corporate and Other	$1,602	$966	65.8%
Eliminations	(42,899)	(38,673)	(10.9)%

Operating income (loss)
Restructuring	(165)	357	(146.2)%
Corporate and Other	(10,882)	(7,723)	(40.9)%

Sales

Eliminations increased in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was $3.2 million higher in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015, mainly due to higher depreciation expense for our new world headquarters of $0.8 million, higher incentive compensation costs of $0.3 million and higher professional fees expense of $0.3 million. Additionally, the first quarter of fiscal 2016 included $0.8 million of expense related to the start-up costs for our new global trading company, which began operations in Hong Kong during the first quarter. We also recorded a $0.4 million gain on the sale of assets during the first quarter of fiscal 2015 that did not repeat in the first quarter of fiscal 2016.

The $0.2 million restructuring expense recorded in the first quarter of fiscal 2016 mainly related to rent expense for an idled showroom and severance-and-benefit related costs. The $0.4 million restructuring income we recorded in the first quarter of fiscal 2015 mainly related to inventory recoveries. The restructuring activity in both the first quarter of fiscal 2016 and the first quarter of fiscal 2015 related to our Casegoods segment.

Other Income (Expense)

Other income (expense) was $2.0 million of income in the first quarter of fiscal 2016, compared with expense of $0.3 million in the first quarter of fiscal 2015. This change was primarily due to higher foreign currency exchange rate gains realized in the first quarter of fiscal 2016 as compared with the prior year, as well as higher gains realized on the sale of investments.

Income Taxes

Our effective tax rate for continuing operations in the first quarter of fiscal 2016 was 35.9% compared with 35.3% for the first quarter of fiscal 2015. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $87.5 million at July 25, 2015, compared with $98.3 million at April 25, 2015. In addition, we had investments to enhance our returns on cash of $37.0 million at July 25, 2015, compared with $45.5 million at April 25, 2015. The decrease in investments to enhance our returns on cash was a result of converting those investments to cash. The decrease in cash and equivalents during the first quarter of fiscal 2016 was primarily attributable to cash we used to settle incentive compensation awards, fund increases in inventories, and acquire assets through capital expenditures.  We also used cash to purchase shares and to fund dividend payments to shareholders. Partially offsetting these items were cash collections of accounts receivable, net sales of investments, and net income generated during the quarter.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At July 25, 2015, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $144.8 million of the $150.0 million credit commitment.

Capital expenditures for the first quarter of fiscal 2016 were $6.5 million compared with $19.4 million during the first quarter of fiscal 2015. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $30.0 million to $35.0 million in fiscal 2016.

Our board of directors has sole authority to determine if and when future dividends will be declared and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/15	7/26/14
Cash Flows Provided By (Used For)
Net cash provided by (used for) operating activities	$1,530	$(1,222)
Net cash provided by (used for) investing activities	1,334	(16,288)
Net cash used for financing activities	(12,840)	(16,013)
Exchange rate changes	(807)	171
Change in cash and equivalents	$(10,783)	$(33,352)

Operating Activities

During the first quarter of fiscal 2016, net cash provided by operating activities was $1.5 million. Our cash provided by operating activities was primarily attributable to cash collections of accounts receivable of $24.6 million, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers, and net income generated during the quarter. Somewhat offsetting these items were cash used to settle incentive compensation awards, as well as cash used to fund increases in raw material inventories of $22.2 million. Our raw material inventory was higher in the first quarter of fiscal 2016 due to the seasonality of our business.

During the first quarter of fiscal 2015, net cash used for operating activities was $1.2 million. Our cash used for operating activities was primarily attributable to cash used to settle incentive compensation awards and to fund increases in inventories. The increase in inventories of $15.9 million during the first quarter of fiscal 2015 was primarily related to increased raw materials inventory, due to the seasonality of our business and building inventory in anticipation of a potential labor strike in a main port on the west coast, as well as higher finished goods inventory in our regional distribution centers to improve our in-stock position on key items for our customers. Partially offsetting these items were cash collections of accounts receivable of $12.4 million, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers, and net income generated during the quarter.

Investing Activities

During the first quarter of fiscal 2016, net cash provided by investing activities was $1.3 million, which included $13.0 million in proceeds from the sale of investments, offset by purchases of investments of $5.4 million to purchase life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan and capital expenditures of $6.5 million. Capital expenditures during the quarter primarily related to spending on manufacturing machinery and equipment, upgrades to our ERP system, as well as the relocation of one of our regional distribution centers.

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

Financing Activities

During the first quarter of fiscal 2016, we used $12.8 million cash for financing activities, primarily in purchasing our common stock and paying our quarterly dividend.

During the first quarter of fiscal 2015, we used $16.0 million net cash for financing activities, primarily in purchasing our common stock and paying our quarterly dividend. In addition, we used cash to pay off an industrial revenue bond of $7.1 million used to finance the construction of one of our manufacturing facilities.

Our board of directors has authorized the purchase of company stock. As of July 25, 2015, 5.4 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.3 million shares during the first quarter of fiscal 2016, for a total of $9.2 million. With the cash flows we anticipate generating in the remainder of fiscal 2016, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the first quarter of fiscal 2016 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the first quarter of fiscal 2016, there were no material changes to the information about our contractual obligations shown in the table contained in our fiscal 2015 Annual Report on Form 10-K.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Form 10-K for the year ended April 25, 2015. There were no material changes to our critical accounting policies during the first quarter of fiscal 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition, and requires the use of more estimates and judgments than the present standards as well as additional disclosures. During July 2015, FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal year 2019. We are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

In May 2015, a new accounting standard was issued by the FASB that requires entities to remove investments valued at net asset value per share under the practical expedient from the fair value hierarchy. Disclosure information on those assets will be required to help users understand the nature and risks of those investments. The standard is effective for our fiscal year 2017 and will be applied retrospectively. This standard will have no effect on our consolidated financial statements, but we are currently assessing the impact that this guidance will have on our fair value footnote disclosures.

Business Outlook

We are optimistic that our multi-faceted strategy to drive growth and profitability throughout fiscal 2016 will deliver results in this economic environment.  Our investments in the business are strategic and are strengthening the relevance of our brand, our distribution system and operating platform.  As we move through the year, we will continue to fine tune our initiatives as conditions and results warrant.  We believe the combination of our growth and marketing initiatives coupled with our efficient operating platform will allow us to gain market share and drive improved performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2016, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2015.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We have completed implementation at all of our manufacturing plants and expect to finish implementing the sales order management component of the system by the end of fiscal 2016. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting, as defined in Rules, that occurred during the fiscal quarter ended July 25, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 25, 2015. There have been no material changes to our risk factors during the first quarter of fiscal 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of July 25, 2015, 5.4 million shares remained available for purchase pursuant to this authorization. We purchased 0.3 million shares during the first quarter of fiscal 2016, for a total of $9.2 million. With the cash flows we anticipate generating in fiscal 2016, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended July 25, 2015:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal May (April 26 — May 30, 2015)	190	$26.73	190	5,512
Fiscal June (May 31 — June 27, 2015)	220	$26.86	152	5,360
Fiscal July (June 28 — July 25, 2015)	10	$27.13	—	5,360
Fiscal First Quarter of 2016	420	$26.81	342	5,360

(1)         In addition to the 342,000 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 78,437 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.

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

Date: August 18, 2015

	BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Vice President of Finance
On behalf of the Registrant and as
Chief Accounting Officer