Form 10-Q
period 2015-10-24
LA-Z-BOY INC
filed 2015-11-17
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED OCTOBER 24, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2015
Common Shares, $1.00 par value	50,192,532

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2016

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/24/15	10/25/14
Sales	$382,891	$365,601
Cost of sales	237,085	235,706
Gross profit	145,806	129,895
Selling, general and administrative expense	112,412	99,703
Operating income	33,394	30,192
Interest expense	133	145
Interest income	164	233
Other income, net	512	152
Income from continuing operations before income taxes	33,937	30,432
Income tax expense	12,278	10,743
Income from continuing operations	21,659	19,689
Income from discontinued operations, net of tax	—	285
Net income	21,659	19,974
Net income attributable to noncontrolling interests	(707)	(445)
Net income attributable to La-Z-Boy Incorporated	$20,952	$19,529

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$20,952	$19,244
Income from discontinued operations	—	285
Net income attributable to La-Z-Boy Incorporated	$20,952	$19,529

Basic weighted average common shares	50,493	52,279
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.41	$0.37
Income from discontinued operations	—	—
Basic net income attributable to La-Z-Boy Incorporated per share	$0.41	$0.37

Diluted weighted average common shares	51,039	52,723
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.41	$0.36
Income from discontinued operations	—	0.01
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.41	$0.37

Dividends declared per share	$0.08	$0.06

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/24/15	10/25/14
Sales	$724,314	$692,581
Cost of sales	454,276	451,180
Gross profit	270,038	241,401
Selling, general and administrative expense	216,678	194,718
Operating income	53,360	46,683
Interest expense	245	277
Interest income	369	435
Other income (expense), net	2,480	(106)
Income from continuing operations before income taxes	55,964	46,735
Income tax expense	20,182	16,498
Income from continuing operations	35,782	30,237
Income from discontinued operations, net of tax	—	2,782
Net income	35,782	33,019
Net income attributable to noncontrolling interests	(1,154)	(409)
Net income attributable to La-Z-Boy Incorporated	$34,628	$32,610

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$34,628	$29,828
Income from discontinued operations	—	2,782
Net income attributable to La-Z-Boy Incorporated	$34,628	$32,610

Basic weighted average common shares	50,538	52,235
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.68	$0.57
Income from discontinued operations	—	0.05
Basic net income attributable to La-Z-Boy Incorporated per share	$0.68	$0.62

Diluted weighted average common shares	51,076	52,662
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.67	$0.56
Income from discontinued operations	—	0.06
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.67	$0.62

Dividends declared per share	$0.16	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14
Net income	$21,659	$19,974
Other comprehensive income (loss)
Currency translation adjustment	(433)	(482)
Change in fair value of cash flow hedges, net of tax	232	(305)
Net unrealized loss on marketable securities, net of tax	(36)	(112)
Net pension amortization, net of tax	488	435
Total other comprehensive income (loss)	251	(464)
Total comprehensive income before allocation to noncontrolling interests	21,910	19,510
Comprehensive income attributable to noncontrolling interests	(548)	(310)
Comprehensive income attributable to La-Z-Boy Incorporated	$21,362	$19,200

	Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14
Net income	$35,782	$33,019
Other comprehensive income (loss)
Currency translation adjustment	(3,278)	46
Change in fair value of cash flow hedges, net of tax	35	(200)
Net unrealized gain (loss) on marketable securities, net of tax	(313)	99
Net pension amortization, net of tax	976	869
Total other comprehensive income (loss)	(2,580)	814
Total comprehensive income before allocation to noncontrolling interests	33,202	33,833
Comprehensive income attributable to noncontrolling interests	(364)	(387)
Comprehensive income attributable to La-Z-Boy Incorporated	$32,838	$33,446

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	10/24/15	4/25/15
Current assets
Cash and equivalents	$74,566	$98,302
Restricted cash	8,976	9,636
Receivables, net of allowance of $3,389 at 10/24/15 and $4,622 at 4/25/15	152,857	158,548
Inventories, net	181,625	156,789
Deferred income taxes — current	11,623	11,255
Other current assets	44,265	41,921
Total current assets	473,912	476,451
Property, plant and equipment, net	173,138	174,036
Goodwill	33,423	15,164
Other intangible assets	7,958	5,458
Deferred income taxes — long-term	34,136	35,072
Other long-term assets, net	63,457	68,423
Total assets	$786,024	$774,604

Current liabilities
Short-term borrowings	$4,000	$—
Current portion of long-term debt	344	397
Accounts payable	45,040	46,168
Accrued expenses and other current liabilities	112,923	108,326
Total current liabilities	162,307	154,891
Long-term debt	622	433
Other long-term liabilities	79,724	86,180
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 50,289 outstanding at 10/24/15 and 50,747 outstanding at 4/25/15	50,289	50,747
Capital in excess of par value	275,301	270,032
Retained earnings	242,392	235,506
Accumulated other comprehensive loss	(33,929)	(32,139)
Total La-Z-Boy Incorporated shareholders’ equity	534,053	524,146
Noncontrolling interests	9,318	8,954
Total equity	543,371	533,100
Total liabilities and equity	$786,024	$774,604

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14
Cash flows from operating activities
Net income	$35,782	$33,019
Adjustments to reconcile net income to cash provided by (used for) operating activities
Restructuring	352	(332)
Deferred income tax expense (benefit)	138	(1,799)
Provision for doubtful accounts	(426)	(1,113)
Depreciation and amortization	12,679	10,996
Equity-based compensation expense	5,123	5,047
Pension plan contributions	(7,000)	—
Change in receivables	4,980	(2,135)
Change in inventories	(21,501)	(11,006)
Change in other assets	(5,656)	6,253
Change in payables	(628)	(785)
Change in other liabilities	(2,120)	(6,377)
Net cash provided by operating activities	21,723	31,768

Cash flows from investing activities
Proceeds from disposal of assets	2,491	6,534
Capital expenditures	(13,949)	(40,580)
Purchases of investments	(11,693)	(24,224)
Proceeds from sales of investments	19,409	17,827
Acquisitions, net of cash acquired	(19,232)	—
Change in restricted cash	660	7,287
Net cash used for investing activities	(22,314)	(33,156)

Cash flows from financing activities
Net proceeds from credit facility	4,000	—
Payments on debt	(283)	(7,358)
Stock issued for stock and employee benefit plans	253	161
Excess tax benefit on stock option exercises	392	252
Purchases of common stock	(18,461)	(19,654)
Dividends paid	(8,112)	(6,274)
Net cash used for financing activities	(22,211)	(32,873)

Effect of exchange rate changes on cash and equivalents	(934)	(75)
Change in cash and equivalents	(23,736)	(34,336)
Cash and equivalents at beginning of period	98,302	149,661
Cash and equivalents at end of period	$74,566	$115,325

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$—	$5,339

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 26, 2014	$51,981	$262,901	$238,384	$(31,380)	$7,832	$529,718
Net income			70,773		1,198	71,971
Other comprehensive loss				(759)	(76)	(835)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	898	26	(10,684)			(9,760)
Purchases of common stock	(2,132)	(1,267)	(48,454)			(51,853)
Stock option and restricted stock expense		6,780				6,780
Tax benefit from exercise of options		1,592				1,592
Dividends paid			(14,513)			(14,513)
At April 25, 2015	50,747	270,032	235,506	(32,139)	8,954	533,100
Net income			34,628		1,154	35,782
Other comprehensive loss				(1,790)	(790)	(2,580)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	222	(49)	(2,046)			(1,873)
Purchases of common stock	(680)	(197)	(17,584)			(18,461)
Stock option and restricted stock expense		5,123				5,123
Tax benefit from exercise of options		392				392
Dividends paid			(8,112)			(8,112)
At October 24, 2015	$50,289	$275,301	$242,392	$(33,929)	$9,318	$543,371

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. We derived the April 25, 2015, balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 30, 2016. Fiscal 2016 is a 53-week year as compared with fiscal 2015, which was 52 weeks, with the additional week occurring in the fourth quarter of fiscal 2016.

During the first six months of fiscal 2016, we recorded a benefit related to legal settlements as part of cost of sales. Gross margin improved 0.5 percentage point during both the quarter and six months ended October 24, 2015, due to the legal settlements.

Note 2: Acquisitions

In the second quarter of fiscal 2016, we acquired the assets of three independent operators of ten La-Z-Boy Furniture Galleries® stores in Wisconsin, North and South Carolina, and Ohio for $21.6 million, comprised of $19.2 million of cash and $2.4 million of prepaid expenses and forgiveness of these dealers’ accounts receivable. We began including the ten stores in our Retail segment results upon acquisition.

Prior to the acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers’ other assets. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $2.5 million related to these reacquired rights. We also recognized $18.3 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired stores and the anticipated future benefits. We recorded the goodwill and other intangible assets in the Retail segment and will amortize and deduct them for federal income tax purposes over 15 years.

We based the purchase price allocations on fair values at the dates of acquisition and summarize them in the following table:

(Unaudited, amounts in thousands)	10/24/15
Current assets	$3,302
Goodwill and other intangible assets	20,758
Net property, plant, and equipment	162
Total assets acquired	24,222

Current liabilities	(2,600)

Net assets acquired	$21,622

The impact of these acquisitions on our results of operations was not material, so pro forma financial information therefore is not required.

Note 3: Restructuring

During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. We ceased casegoods manufacturing operations at our Hudson, North Carolina facility during the second quarter of fiscal 2015. As a result of this restructuring, we transitioned our remaining Kincaid and American Drew bedroom product lines to imported product. We exited the hospitality business as we had manufactured those products in our Hudson facility. We transitioned our warehouse and repair functions from two North Wilkesboro, North Carolina facilities to our Hudson plant. In addition, during fiscal 2015, we sold both of the North Wilkesboro facilities and most of the wood-working equipment from our Hudson plant and completed the consolidation of our casegoods showroom.

We have recorded pre-tax restructuring charges of $8.1 million ($5.2 million after tax) since the inception of this restructuring plan, with $4.9 million pre-tax ($3.1 million after tax) related to continuing operations and $3.2 million pre-tax ($2.1 million after tax) related to discontinued operations. These charges relate to severance and benefit-related costs, rent for an idled showroom and various asset write-downs, including fixed assets, inventory and trade names.

During the quarter and six months ended October 24, 2015, we recorded pre-tax restructuring expense of $0.2 million ($0.1 million after tax) and $0.4 million ($0.2 million after tax), respectively. During the quarter and six months ended October 25, 2014, we recorded pre-tax restructuring charges of less than $0.1 million before and after tax and restructuring income of $0.3 million ($0.2 million after tax), respectively. The pre-tax restructuring expense we recorded in fiscal 2016 resulted primarily from rent for an idled showroom, depreciation, and severance and benefit-related costs, while the pre-tax restructuring income we recorded in fiscal 2015 related primarily to inventory recoveries net of severance and benefit-related costs. We recorded the restructuring expense (income) from continuing operations in fiscal 2016 and fiscal 2015 as a component of cost of sales and a component of selling, general and administrative expense. We included restructuring expenses related to discontinued operations in income (loss) from discontinued operations in our consolidated statement of income.

We had $0.4 million of restructuring liability remaining as of October 24, 2015, primarily related to severance, which we expect to be settled by the end of fiscal 2016.

Note 4: Discontinued Operations

During fiscal 2015, we ceased operations and liquidated all the assets, consisting mostly of inventory, of Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly La-Z-Boy Greensboro, Inc.). We reported Lea Industries’ operating results as discontinued operations for the period ended October 25, 2014. Historically, we had reported the results of Lea Industries as a component of our Casegoods segment.

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

The results of our discontinued operations for the quarter and six months ended October 25, 2014, were as follows:

	Quarter Ended	Six Months Ended
(Unaudited, amounts in thousands)	10/25/14	10/25/14
Net sales	$3,301	$6,788

Operating income from discontinued operations	$459	$561
Income from Continued Dumping and Subsidy Offset Act, net	—	3,763
Income tax expense	(174)	(1,542)
Income from discontinued operations, net of tax	$285	$2,782

We included the activity of these operating units in our consolidated statement of cash flows with our continuing operations for the six months ended October 25, 2014.

Note 5: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/24/15	4/25/15
Raw materials	$93,998	$75,024
Work in process	11,972	14,310
Finished goods	100,613	92,295
FIFO inventories	206,583	181,629
Excess of FIFO over LIFO	(24,958)	(24,840)
Inventories, net	$181,625	$156,789

Note 6: Investments

Our consolidated balance sheet at October 24, 2015, included $10.4 million of available-for-sale investments in other current assets and $35.3 million of available-for-sale investments in other long-term assets. We included available-for-sale investments of $16.8 million and trading securities of $1.1 million in other current assets and included available-for-sale investments of $43.3 million in other long-term assets in our consolidated balance sheet at April 25, 2015. At October 24, 2015, and April 25, 2015, $31.8 million and $45.5 million, respectively, of these investments were to enhance returns on our cash. We designated the remaining investments to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan.

The following is a summary of investments at October 24, 2015, and April 25, 2015:

At October 24, 2015

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,609	$(97)	$8,261
Fixed income	151	(23)	37,112
Other	1	(21)	356
Total securities	$1,761	$(141)	$45,729

At April 25, 2015

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,014	$(78)	$9,251
Fixed income	224	(14)	50,358
Mutual funds	—	—	1,127
Other	1	(22)	459
Total securities	$2,239	$(114)	$61,195

The following table summarizes sales of available-for-sale securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14	10/24/15	10/25/14
Proceeds from sales	$6,426	$7,405	$19,409	$17,827
Gross realized gains	26	31	703	45
Gross realized losses	(33)	(22)	(539)	(30)

The fair value of fixed income available-for-sale securities by contractual maturity was $10.7 million within one year, $24.4 million within two to five years, $1.9 million within six to ten years and $0.1 million thereafter.

Note 7: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14	10/24/15	10/25/14
Service cost	$333	$279	$666	$558
Interest cost	1,211	1,267	2,422	2,534
Expected return on plan assets	(1,226)	(1,269)	(2,452)	(2,538)
Net amortization	736	665	1,472	1,330
Net periodic pension cost	$1,054	$942	$2,108	$1,884

Note 8: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims based on our claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Approximately 95% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our warranties cover labor costs relating to our parts for one year. Our warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14	10/24/15	10/25/14
Balance as of the beginning of the period	$17,230	$15,256	$16,870	$16,013
Accruals during the period	5,651	4,413	10,762	8,730
Accrual adjustments	—	—	—	(953)
Settlements during the period	(4,820)	(4,129)	(9,571)	(8,250)
Balance as of the end of the period	$18,061	$15,540	$18,061	$15,540

As of October 24, 2015, and April 25, 2015, we included $10.9 million and $10.2 million, respectively, of our product warranty liability in accrued expenses and other current liabilities in our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14	10/24/15	10/25/14
Equity-based awards expense	$2,111	$2,037	$5,123	$5,047
Liability-based awards expense	1,507	821	1,068	373
Total stock-based compensation expense	$3,618	$2,858	$6,191	$5,420

Stock Options. We granted 429,754 stock options to employees during the first quarter of fiscal 2016, and we have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement-eligible employees immediately. We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

We calculated the fair value of stock options granted during the first quarter of fiscal 2016 using the following assumptions:

(Unaudited)	7/25/15
Risk-free interest rate	1.54%
Dividend rate	1.20%
Expected life in years	5.0
Stock price volatility	44.37%
Fair value per share	$9.69

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first six months of fiscal 2016, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect their fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014 and fiscal 2013, we granted SARs as described in our Annual Reports on Form 10-K for the fiscal years ended April 26, 2014, and April 27, 2013, respectively. At October 24, 2015, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

(Unaudited)	Fiscal 2014 grant	Fiscal 2013 grant
Risk-free interest rate	1.01%	0.71%
Dividend rate	1.12%	1.12%
Expected life in years	2.65	1.73
Stock price volatility	29.01%	27.71%
Fair value per share	$10.28	$16.15

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

Restricted Stock Units. We did not grant any restricted stock units to employees during the first six months of fiscal 2016, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at October 24, 2015, was $28.50, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

During the second quarter of fiscal 2016, we granted 21,632 restricted stock units to our non-employee directors. These restricted stock units vest when the director leaves the board. We account for these restricted stock units as equity-based awards as they will be settled in shares of our common stock upon vesting. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $27.74.

Performance Awards. During the first quarter of fiscal 2016, we granted 182,008 performance-based shares, and we have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance award opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

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

We did not grant any performance-based units during the first six months of fiscal 2016, but we have outstanding performance-based unit awards from our fiscal 2014 grant. We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. The fair value of each unit we granted in fiscal 2014 that vests based on attaining performance goals was $28.26, the market value of our common shares on the last day of the reporting period less the dividends we expect to pay before the awards vest. For performance-based units that vest based on market conditions, we use a Monte Carlo valuation model to estimate each unit’s fair value as of the last day of the reporting period. We re-measure and adjust the liability for these units based on the Monte Carlo valuation at the end of each reporting period until we pay out the units. Based on the Monte Carlo model, the fair value at October 24, 2015, of the fiscal 2014 grant of units that vest based on market conditions was $50.68.

Note 10: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended October 24, 2015, and October 25, 2014, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 25, 2015	$(697)	$(757)	$1,328	$(34,213)	$(34,339)
Changes before reclassifications	(274)	(269)	(65)	—	(608)
Amounts reclassified to net income	—	645	6	788	1,439
Tax effect	—	(144)	23	(300)	(421)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(274)	232	(36)	488	410
Balance at October 24, 2015	$(971)	$(525)	$1,292	$(33,725)	$(33,929)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 26, 2014	$2,870	$52	$1,309	$(34,446)	$(30,215)
Changes before reclassifications	(347)	(532)	(173)	—	(1,052)
Amounts reclassified to net income	—	40	(9)	702	733
Tax effect	—	187	70	(267)	(10)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(347)	(305)	(112)	435	(329)
Balance at October 25, 2014	$2,523	$(253)	$1,197	$(34,011)	$(30,544)

The activity in accumulated other comprehensive loss for the six months ended October 24, 2015, and October 25, 2014, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 25, 2015	$1,517	$(560)	$1,605	$(34,701)	$(32,139)
Changes before reclassifications	(2,488)	(1,055)	(341)	—	(3,884)
Amounts reclassified to net income	—	1,112	(165)	1,577	2,524
Tax effect	—	(22)	193	(601)	(430)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,488)	35	(313)	976	(1,790)
Balance at October 24, 2015	$(971)	$(525)	$1,292	$(33,725)	$(33,929)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 26, 2014	$2,455	$(53)	$1,098	$(34,880)	$(31,380)
Changes before reclassifications	68	(380)	174	—	(138)
Amounts reclassified to net income	—	58	(15)	1,403	1,446
Tax effect	—	122	(60)	(534)	(472)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	68	(200)	99	869	836
Balance at October 25, 2014	$2,523	$(253)	$1,197	$(34,011)	$(30,544)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest for the quarter and six months ended October 24, 2015, and October 25, 2014, were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14	10/24/15	10/25/14
Balance as of the beginning of the period	$8,770	$7,909	$8,954	$7,832
Net income	707	445	1,154	409
Other comprehensive loss	(159)	(135)	(790)	(22)
Balance as of the end of the period	$9,318	$8,219	$9,318	$8,219

Note 11: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. The Upholstery segment consists primarily of two operating units: La-Z-Boy and England. This segment manufactures and imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

Retail Segment. The Retail segment consists of 123 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14	10/24/15	10/25/14
Sales
Upholstery segment:
Sales to external customers	$260,080	$255,044	$492,564	$482,200
Intersegment sales	45,737	42,223	85,929	77,926
Upholstery segment sales	305,817	297,267	578,493	560,126

Casegoods segment:
Sales to external customers	25,787	25,455	46,989	51,408
Intersegment sales	2,432	3,433	4,623	6,403
Casegoods segment sales	28,219	28,888	51,612	57,811

Retail segment sales	96,480	84,589	183,131	157,494

Corporate and Other:
Sales to external customers	544	513	1,630	1,479
Intersegment sales	750	—	1,266	—
Corporate and Other sales	1,294	513	2,896	1,479

Eliminations	(48,919)	(45,656)	(91,818)	(84,329)
Consolidated sales	$382,891	$365,601	$724,314	$692,581

Operating Income (Loss)
Upholstery segment	$37,040	$32,607	$61,634	$54,624
Casegoods segment	2,634	2,995	4,324	4,520
Retail segment	5,716	3,682	10,445	3,997
Restructuring	(187)	(10)	(352)	347
Corporate and Other	(11,809)	(9,082)	(22,691)	(16,805)
Consolidated operating income	33,394	30,192	53,360	46,683
Interest expense	133	145	245	277
Interest income	164	233	369	435
Other income (expense), net	512	152	2,480	(106)
Income from continuing operations before income taxes	$33,937	$30,432	$55,964	$46,735

Note 12: Income Taxes

Our effective tax rates for continuing operations for the second quarter and six months ended October 24, 2015, were 36.2% and 36.1%, respectively, compared with 35.3% for both the second quarter and six months ended October 25, 2014. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our consolidated balance sheet at the end of the second quarter of fiscal 2016 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next

12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

Note 13: Earnings per Share

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14	10/24/15	10/25/14
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$20,952	$19,529	$34,628	$32,610
Income allocated to participating securities	(107)	(103)	(185)	(187)
Net income available to common shareholders	$20,845	$19,426	$34,443	$32,423

Denominator:
Basic weighted average common shares outstanding	50,493	52,279	50,538	52,235
Add:
Contingent common shares	178	161	178	132
Stock option dilution	368	283	360	295
Diluted weighted average common shares outstanding	51,039	52,723	51,076	52,662

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the quarter and six months ended October 25, 2014, with a weighted average exercise price of $23.63. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options for the quarter and six months ended October 24, 2015.

Note 14: Fair Value Measurements

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

Accounting standards require that in making fair value measurements, we use observable market data when they are available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized, is based on the lowest level input that is significant to the fair value measurement. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period in which they occur.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at October 24, 2015, and April 25, 2015:

At October 24, 2015

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,415	$44,314	$—

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2016.

At April 25, 2015

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,552	$58,516	$—
Trading securities	—	1,127	—
Total	$1,552	$59,643	$—

(b)         There were no transfers between Level 1 and Level 2 during fiscal 2015.

At October 24, 2015, and April 25, 2015, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. The fair value measurements for our securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

Note 15: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal year 2019. We are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

In May 2015, the FASB issued a new accounting standard that requires entities to remove investments valued at net asset value per share under the practical expedient from the fair value hierarchy. Disclosure information on those assets will be required to help users understand the nature and risks of those investments. The standard is effective for our fiscal year 2017 and will be applied retrospectively. This standard will have no effect on our consolidated financial statements, but we are currently assessing the impact that this guidance will have on our fair value footnote disclosures.

In September 2015, the FASB released a new accounting standard for business combinations that requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The standard is to be applied prospectively beginning with our fiscal year 2017. We are assessing the impact that this guidance will have on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have prepared this Management’s Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. After a cautionary note about forward-looking statements, we begin with an introduction to our key businesses and then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

This Management’s Discussion and Analysis reflects results only of our continuing operations, unless otherwise noted. During fiscal 2014, we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly known as La-Z-Boy Greensboro, Inc.). We were unable to find a buyer for the Lea Industries business, and instead we ceased operations and liquidated all the assets, consisting mostly of inventory, of Lea Industries during fiscal 2015. In the accompanying financial statements, we reported the operating results of Lea Industries as discontinued operations for all periods presented. For the quarter and six months ended October 25, 2014, we recorded $0.5 million and $0.6 million pre-tax income ($0.3 million and $0.4 million after tax), respectively, in discontinued operations related to Lea Industries. We previously reported results of Lea Industries as a component of our Casegoods segment.

Also in the first six months of fiscal 2015, we recorded $3.8 million of pre-tax income ($2.4 million after tax) in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007 and reported it as discontinued operations at that time. The income related to the Continued Dumping and Subsidy Offset Act of 2000, provides for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. When we sold American Furniture Company, Incorporated, our contract provided that we would receive a portion of any such duties to which that entity was entitled.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of another recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in the domestic or international regulatory environment; (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the results of our restructuring actions; (t) the impact of potential goodwill or intangible asset impairments; and (u) those matters discussed in Item 1A of our fiscal 2015 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major North American manufacturing locations and six regional distribution centers in the United States to support our speed-to-market and customization strategy.

We sell our products, primarily in the United States and Canada, as well as internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 330 La-Z-Boy Furniture Galleries® stores and 573 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be

“branded outlets” or “proprietary.” We own 123 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 573 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available in-home design service. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own dedicated proprietary in-store programs with over 525 outlets and over 1.6 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

Our goal is to deliver value to our shareholders through improved sales and earnings over the long term through execution of our strategic initiatives. The foundation of our strategic initiatives is driving sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are driving this growth in four ways:

•                  We are expanding our branded distribution channels by executing our 4-4-5 store growth initiative, through which we plan to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five-year period that began with fiscal 2014. In addition, we are increasing our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels. We expect these initiatives to generate growth in our Retail segment through increased company-owned store count, and to generate growth in our wholesale Upholstery segment as the proprietary distribution network is expanded.

•                  We are also expanding the size of the company-owned retail business through acquisitions of La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers, primarily in markets where we see opportunity for growth and can leverage our existing regional distribution network.

•                  We are expanding our market share with the growth of sales through our multi-channel distribution network. In addition to the over 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and La-Z-Boy Comfort Studio® locations), approximately 2,800 other dealers also sell La-Z-Boy products. These outlets include some of the best known names in the industry, such as Art Van, Berkshire Hathaway and Slumberland. Additionally, our other brands—England, Kincaid, American Drew and Hammary—enjoy distribution through a combined 1,700 dealers. We believe there is significant growth potential for our brands through these retail channels.

•                  We are expanding our market share in stationary upholstered furniture through a combination of our Live Life Comfortably® marketing campaign, featuring Brooke Shields as our brand ambassador, and our innovative and on-trend product. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy’s appeal among a broader consumer demographic. Integral with this campaign is our Urban Attitudes® collection of smaller-scale stationary furniture targeted at a more style-conscious demographic, younger consumers, and people who live in smaller spaces in urban locations. Stationary upholstery furniture is a significant share of the industry’s total upholstery furniture sales, and we feel that we can capture a much larger share of this market over time.

During the first six months of fiscal 2016 the La-Z-Boy Furniture Galleries® network increased by five stores and our company-owned retail stores increased by 13 stores, 10 that were acquired and three new stores. Our Retail segment grew sales while improving its operating margin during both the second quarter and first six months of fiscal 2016. Our Casegoods segment continues to make improvements as we complete the transition to an all-import model and the shift to more transitional and casual styles. Additionally, our Upholstery segment improved sales and operating margin during the second quarter and first six months of fiscal 2016. We continued to invest in our business through our Live Life Comfortably® marketing campaign and our innovative and on-trend product as we look to gain a larger share of the stationary upholstery furniture market.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•                  Upholstery Segment. Our Upholstery segment is our largest business and consists primarily of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

•                  Retail Segment. Our Retail segment consists of 123 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

Results of Operations

Fiscal 2016 Second Quarter and Six Months Compared with Fiscal 2015 Comparable Periods

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/24/15	Quarter Ended 10/25/14	% Change	Six Months Ended 10/24/15	Six Months Ended 10/25/14	% Change
Sales	$382,891	$365,601	4.7%	$724,314	$692,581	4.6%
Operating income	33,394	30,192	10.6%	53,360	46,683	14.3%
Operating margin	8.7%	8.3%		7.4%	6.7%

Sales

Consolidated sales increased $17.3 million in the second quarter and $31.7 million in the first six months of fiscal 2016, compared with the same periods a year ago. These increases were due to higher sales in our Retail and Upholstery segments. Our Retail segment sales continued to benefit from volume increases in our active stores that have been open for a minimum of 12 months, in addition to sales increases from new and acquired stores. Our Upholstery segment sales increase was driven by stronger volume and favorable changes to our product mix. Our Casegoods segment’s sales decreased in the second quarter and first six months of fiscal 2016 compared with the same periods a year ago, due to the elimination of our hospitality product line in fiscal 2015. The $1.2 million and $3.3 million of lost hospitality volume in the second quarter and first six months was partly offset by increases in sales of our ongoing product lines, driven by higher orders of our newer collections as we have shifted our product to more transitional and casual styles.

Operating Margin

Our operating margin increased 0.4 percentage point and 0.7 percentage point for the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Our gross margin improved 2.6 percentage points and 2.4 percentage points in the second quarter and first six months of fiscal 2016, respectively, compared with the prior year comparable periods.

•                  Gross margin in our Upholstery segment benefitted from higher unit volume and favorable changes in our product mix, as well as supply chain efficiencies. Also, legal settlements provided a 0.5 percentage point improvement in the gross margin rate in the second quarter and first six months of fiscal 2016.

•                  Our Retail segment gross margin improved due to increased custom orders and in-home design services, which generate a higher gross margin than sales of stock units.

•                  Additionally, the higher weighting of sales for our Retail segment, which carry a higher gross margin than our wholesale segments, positively impacted our consolidated gross margin.

•                  Partially offsetting these benefits was a lower gross margin in our Casegoods segment, due to the benefit in the second quarter of fiscal 2015 of a reduction to our LIFO reserve for domestically manufactured inventory which was not repeated in the second quarter of fiscal 2016. The LIFO impact was somewhat offset by the benefit of the transition to an all-import model.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 2.2 percentage points and 1.7 percentage points in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Incentive compensation costs were higher in the second quarter and first six months of fiscal 2016 compared with the same periods a year ago. The main driver of this increase was the improvement in our current year consolidated financial performance against our incentive-based targets compared with our prior year results. The improvement resulted in a 0.4 percentage point increase and a 0.3 percentage point increase for the second quarter and first six months of fiscal 2016, respectively.

•                  Our advertising expense was 0.4 percentage point higher and 0.2 percentage point higher in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago. Our advertising dollars are spent based on our promotional calendar, and this can cause a shift in spending from year-to-year between fiscal quarters as a percentage of sales.

•                  Our warranty expense was 0.3 percentage point higher and 0.4 percentage point higher in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago. Our increase in warranty expense was primarily due to increasingly higher replacement part costs and labor costs from our more complex product lines. Additionally, warranty expense in the first six months of fiscal 2016 was higher due to favorable accrual adjustments which reflected a change in the prior estimates of our product warranty liability during the first six months of fiscal 2015.

•                  Professional fees were 0.2 percentage point higher and 0.3 percentage point higher in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago, primarily due to spending for our continued ERP implementation, our new e-commerce web site and other matters.

•                  Higher costs associated with our new world headquarters, primarily depreciation, were 0.4 percentage point higher in both the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Additionally, the growth of our Retail segment, which has a higher level of SG&A expense as a percent of sales than our wholesale segments, also contributed to the increase in SG&A expense as a percent of sales.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/24/15	Quarter Ended 10/25/14	% Change	Six Months Ended 10/24/15	Six Months Ended 10/25/14	% Change
Sales	$305,817	$297,267	2.9%	$578,493	$560,126	3.3%
Operating income	37,040	32,607	13.6%	61,634	54,624	12.8%
Operating margin	12.1%	11.0%		10.7%	9.8%

Sales

Our Upholstery segment’s sales increased $8.6 million in the second quarter and $18.4 million in the first six months of fiscal 2016, compared with the same periods a year ago. Increased unit volume drove a 1.8% increase and a favorable change in product mix resulted in a 1.2% increase in sales in the second quarter of fiscal 2016, while those same factors drove a 2.2% and a 1.3% increase in sales in the first six months of fiscal 2016, respectively. Our product mix in the second quarter and first six months of fiscal 2016 included a shift to more powered motion units and an increase in motion sofas as compared with the same periods a year ago. Powered motion units have a higher average selling price than motion units without power, as do motion sofas as compared to stationary products.

Operating Margin

Our Upholstery segment’s operating margin improved 1.1 percentage point and 0.9 percentage point in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 2.5 percentage points and 2.1 percentage points during the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago. Higher unit volume and favorable changes in our product mix provided a 0.5 percentage point and a 0.7 percentage point benefit for the second quarter and first six months of fiscal 2016, respectively. Efficiencies in our supply chain, which includes procurement and manufacturing operations, improved in part due to having the investments in our ERP system implementation in the prior fiscal periods, provided a 2.0 percentage point and 1.2 percentage point benefit for the second quarter and first six months of fiscal 2016, respectively. Additionally, the benefit of a legal settlement resulted in a 0.6 percentage point increase the segment’s gross margin for both the second quarter and first six months of fiscal 2016.

•                  The segment’s SG&A expense as a percentage of sales was 1.4 percentage points and 1.2 percentage points higher during the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Warranty expense was 0.3 percentage point and 0.4 percentage point higher as a percent of sales in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago. Our warranty expense was higher in the second quarter primarily due to increasingly higher replacement part costs and labor costs from our more complex product lines. Additionally, our warranty expense was higher in the first six months of fiscal 2016 mainly due to favorable accrual adjustments during the first six months of fiscal 2015 which reflected a change in the prior estimates of our product warranty liability during the first six months of fiscal 2015.

•                  Professional fees were 0.3 percentage point and 0.4 percentage point higher as a percentage of sales in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago due to spending for our continued ERP implementation and other matters.

•                  Higher costs associated with our new world headquarters resulted in a 0.3 percentage point increase in SG&A expense as a percent of sales during both the second quarter and first six months of fiscal 2016.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/24/15	Quarter Ended 10/25/14	% Change	Six Months Ended 10/24/15	Six Months Ended 10/25/14	% Change
Sales	$28,219	$28,888	(2.3)%	$51,612	$57,811	(10.7)%
Operating income	2,634	2,995	(12.1)%	4,324	4,520	(4.3)%
Operating margin	9.3%	10.4%		8.4%	7.8%

Sales

Our Casegoods segment’s sales decreased $0.7 million in the second quarter and $6.2 million in the first six months of fiscal 2016 compared with the same periods a year ago. We had $1.2 million lower sales and $3.3 million lower sales in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago due to the elimination of our hospitality product line during fiscal 2015. In the second quarter of fiscal 2016, the $1.2 million of lost hospitality volume was partly offset by a $0.5 million increase in sales of our ongoing product lines, driven by higher orders of our newer collections as we have shifted our product line to more transitional and casual styles and an improvement in our in-stock position of these newer collections.

Operating Margin

Our Casegoods segment’s operating margin decreased 1.1 percentage points in the second quarter of fiscal 2016, but increased 0.6 percentage point for the first six months of fiscal 2016 when compared with the same periods a year ago.

•                  The segment’s gross margin decreased 1.9 percentage points during the second quarter of fiscal 2016 compared with the same period a year ago. Gross margin in the second quarter of fiscal 2015 was positively impacted by a $2.0 million reduction to our LIFO reserve for domestically manufactured inventory which was not repeated in the second quarter of fiscal 2016. We ceased manufacturing product domestically during the second quarter of fiscal 2015, and as a result the stream of domestically manufactured inventory was not replaced, and our LIFO reserve was reduced accordingly. In the second quarter of fiscal 2016 the transition to an all-import model for our wood furniture, and the higher margin we receive on imported product, somewhat offset the LIFO impact from the second quarter of fiscal 2015. For the first six months of fiscal 2016, the segment’s gross margin improved 0.5 percentage point, when the benefit of the transition to an all-import model for our wood furniture more than offset the LIFO benefit in the first six months of fiscal 2015.

•                  The segment’s SG&A expense as a percentage of sales decreased 0.8 percentage point and 0.1 percentage point in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago, primarily because of lower incentive compensation, due to lower financial performance of the segment against the incentive-based targets.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/24/15	Quarter Ended 10/25/14	% Change	Six Months Ended 10/24/15	Six Months Ended 10/25/14	% Change
Sales	$96,480	$84,589	14.1%	$183,181	$157,494	16.3%
Operating income	5,716	3,682	55.2%	10,445	3,997	161.3%
Operating margin	5.9%	4.4%		5.7%	2.5%

Sales

Our Retail segment’s sales increased $11.9 million in the second quarter and $25.6 million in the first six months of fiscal 2016 compared with the same periods a year ago, in part due to the increased sales volume of our currently active stores that have been open for a minimum of 12 months, which were 1.3% higher and 3.9% higher in the second quarter and first six months of fiscal 2016, respectively. The sales increases for our currently active stores that have been open for a minimum of 12 months resulted primarily from higher average ticket sales, driven by a higher percentage of custom orders, increased in-home design services and a shift to more powered units. In addition, our acquired stores added $3.4 million in sales for the segment in the second quarter and first six months of fiscal 2016. The remainder of the sales increase for the second quarter and first six months of fiscal 2016 came from our new stores that were not open in the prior year periods.

Operating Margin

Our Retail segment’s operating margin increased 1.5 percentage points and 3.2 percentage points in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 1.1 percentage points and 0.6 percentage point in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago, and was due primarily to increased custom orders and in-home design services, as well as a shift to more powered units.

•                  The segment’s SG&A expense as a percent of sales decreased 0.4 percentage point and 2.6 percentage points in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago. Our sales volume increase from our currently active stores that have been open for a minimum of 12 months allowed us to better leverage our fixed SG&A expenses (primarily occupancy and administrative costs). Somewhat offsetting the decrease in the second quarter was higher advertising expense, which increased 0.5 percentage point as a percent of sales, due to some advertising and promotional calendar shifts. Advertising expense was flat as a percentage of sales for the first six months of fiscal 2016 compared with the same period a year ago. Our advertising dollars are spent based on our promotional calendar, and this can cause shifts in spending from year-to-year between fiscal quarters as a percentage of sales.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/24/15	Quarter Ended 10/25/14	% Change	Six Months Ended 10/24/15	Six Months Ended 10/25/14	% Change
Sales	$1,294	$513	152.2%	$2,896	$1,479	95.8%
Eliminations	(48,919)	(45,656)	(7.1)%	(91,818)	(84,329)	(8.9)%

Operating loss	(11,809)	(9,082)	(30.0)%	(22,691)	(16,805)	(35.0)%
Restructuring	(187)	(10)	N/M	(352)	347	(201.4)%

Sales

Sales increased in the second quarter and first six months of fiscal 2016 compared with the same periods a year ago, primarily due to intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong (which began operations at the beginning of fiscal 2016).

Eliminations increased in the second quarter and first six months of fiscal 2016 compared with the same periods a year ago due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in our Retail segment, as well as the elimination of the intercompany commissions of our global trading company in Hong Kong.

Operating Loss

Our Corporate and Other operating loss was $2.7 million higher and $5.9 million higher in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago. This was primarily a result of higher incentive compensation costs of $1.0 million and $1.4 million in the second quarter and first six months of fiscal 2016, respectively, compared with the same periods a year ago. In addition, we incurred higher professional fees related to our continued ERP sales order management implementation and our new e-commerce web site, start-up costs for our global trading company in Hong Kong, as well as higher depreciation expense for our new world headquarters.

The $0.2 million and $0.4 million of restructuring expense, respectively, which we recorded in the second quarter and first six months of fiscal 2016, related mainly to rent expense for an idled showroom and accelerated depreciation expense for an idled asset. The restructuring expense of less than $0.1 million we recorded in the second quarter of fiscal 2015 related mainly to inventory recoveries net of severance and benefit-related costs. The $0.3 million restructuring income recorded in the first six months of fiscal 2015 related mainly to inventory recoveries net of severance and benefit-related costs. All of these restructuring activities related to our Casegoods segment.

Other Income (Expense)

Other income (expense) was $0.5 million of income and $2.5 million of income in the second quarter and first six months of fiscal 2016, respectively, compared with income of $0.2 million and expense of $0.1 million in the second quarter and first six months of fiscal 2015. The changes resulted from higher foreign currency exchange rate gains realized in fiscal 2016, as well as higher gains realized on the sale of investments.

Income Taxes

Our effective tax rates for continuing operations in the second quarter and first six months of fiscal 2016 were 36.2% and 36.1%, respectively, compared with 35.3% for the second quarter and first six months of fiscal 2015.

Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $74.6 million at October 24, 2015, compared with $98.3 million at April 25, 2015. In addition, we had investments to enhance our returns on cash of $31.8 million at October 24, 2015, compared with $45.5 million at April 25, 2015. The decrease in investments to enhance our returns on cash was a result of converting those investments to cash to fund acquisitions, acquire assets through capital expenditures, fund increases in inventories, purchase shares of our stock and fund dividend payments to shareholders. Partially offsetting these items were cash collections of accounts receivable, net sales of investments, and net income generated during the period.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At October 24, 2015, we were not subject to the fixed charge coverage ratio requirement, had $4.0 million of borrowings outstanding under the agreement, and had excess availability of $139.4 million of the $150.0 million credit commitment.

Capital expenditures for the first six months of fiscal 2016 were $13.9 million compared with $40.6 million during the first six months of fiscal 2015. Our capital expenditures were lower in the first six months of fiscal 2016 compared with the first six months of fiscal 2015 because the prior year included our construction of our new world headquarters. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $25.0 million to $30.0 million in fiscal 2016.

Our board of directors has sole authority to determine if and when future dividends will be declared and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/24/15	10/25/14
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$21,723	$31,768
Net cash used for investing activities	(22,314)	(33,156)
Net cash used for financing activities	(22,211)	(32,873)
Exchange rate changes	(934)	(75)
Change in cash and equivalents	$(23,736)	$(34,336)

Operating Activities

During the first six months of fiscal 2016, net cash provided by operating activities was $21.7 million. Our cash provided by operating activities was primarily attributable to net income generated during the first six months of fiscal 2016 and cash collections of accounts receivable of $5.0 million, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. Somewhat offsetting these items were cash used to fund increases in inventories of $21.5 million and a contribution to our pension plan of $7.0 million. Our inventories were higher in the first six months of fiscal 2016 due to increased retail finished goods inventory from the dealer acquisitions we completed during the second quarter, as well as higher raw materials inventory to improve our service levels to our customers.

During the first six months of fiscal 2015, net cash provided by operating activities was $31.8 million, primarily due to net income generated during the period. Partly offsetting net income was cash used to fund increases in inventories and to settle incentive compensation awards. The $11.0 million increase in inventories during the first six months of fiscal 2015 was primarily due to higher raw materials inventory to improve our in-stock position for the fall selling season, as well as higher finished goods inventory in our regional distribution centers to improve the in-stock position of key items for our customers.

Investing Activities

During the first six months of fiscal 2016, net cash used for investing activities was $22.3 million, which included $19.2 million for acquisitions, $13.9 million for capital expenditures and $11.7 for purchases of investments, offset by proceeds of $19.4 million from the sale of investments. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, spending on our continued ERP system implementation, as well as the relocation of one of our regional distribution centers.

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

Financing Activities

During the first six months of fiscal 2016, we used $22.2 million cash for financing activities, primarily in purchasing our common stock and paying our quarterly dividend, which was partially offset by $4.0 million in net borrowings on our credit facility.

During the first six months of fiscal 2015, net cash used for financing activities was $32.9 million, primarily for purchasing our common stock and paying our quarterly dividend. In addition, we used cash to pay off an industrial revenue bond of $7.1 million that we had used to finance the construction of one of our manufacturing facilities.

Our board of directors has authorized the purchase of company stock. As of October 24, 2015, 5.0 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.7 million shares during the first six months of fiscal 2016, for a total of $18.5 million. With the cash flows we anticipate generating in the remainder of fiscal 2016, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the second quarter of fiscal 2016 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the second quarter of fiscal 2016, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2015 Annual Report on Form 10-K.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Form 10-K for the year ended April 25, 2015. There were no material changes to our critical accounting policies during the first six months of fiscal 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal year 2019. We are assessing the potential impact to our consolidated financial statements and financial statement disclosures.

In May 2015, the FASB issued a new accounting standard that requires entities to remove investments valued at net asset value per share under the practical expedient from the fair value hierarchy. Disclosure information on those assets will be required to help users understand the nature and risks of those investments. The standard is effective for our fiscal year 2017 and will be applied retrospectively. This standard will have no effect on our consolidated financial statements, but we are currently assessing the impact that this guidance will have on our fair value footnote disclosures.

In September 2015, the FASB released a new accounting standard for business combinations that requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The standard is to be applied prospectively beginning with our fiscal year 2017. We are assessing the impact that this guidance will have on our consolidated financial statements.

Business Outlook

We are optimistic about our ability to drive growth in this economic environment based on the strength of our brand, our marketing initiatives and our product offering. We will continue to make strategic investments in the business as we execute our four-pronged growth strategy, which includes the 4-4-5 store build out initiative, the acquisition of independent La-Z-Boy Furniture Galleries® stores, the growth of sales through our multi-channel distribution network and the expansion of our market share in stationary upholstery. We believe the combination of these initiatives will continue to drive improved performance and results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of fiscal 2016, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2015.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We have completed implementation at all of our manufacturing plants and expect to finish implementing the sales order management component of the system in the summer of 2016. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting, as defined in Rules, that occurred during the fiscal quarter ended October 24, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 25, 2015. There have been no material changes to our risk factors during the first six months of fiscal 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of October 24, 2015, 5.0 million shares remained available for purchase pursuant to this authorization. We purchased 0.7 million shares during the first six months of fiscal 2016, for a total of $18.5 million. During the second quarter of fiscal 2016, pursuant to the existing board authorization, we adopted a plan to purchase company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The 10b5-1 plan was effective September 28, 2015. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The 10b5-1 plan expires at the close of business on November 18, 2015. With the cash flows we anticipate generating in fiscal 2016, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended October 24, 2015:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 26 — August 29, 2015)	—	—	—	5,360
Fiscal September (August 30 — September 26, 2015)	164	$27.35	164	5,196
Fiscal October (September 27 — October 24, 2015)	175	$27.52	174	5,022
Fiscal Second Quarter of 2016	339	$27.44	338	5,022

(1)         In addition to the 338,300 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 847 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.

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

Date: November 17, 2015

	BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Vice President of Finance
On behalf of the Registrant and as
Chief Accounting Officer