Form 10-Q
period 2016-01-23
LA-Z-BOY INC
filed 2016-02-17
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JANUARY 23, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 10, 2016
Common Shares, $1.00 par value	49,892,109

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2016

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	1/23/16	1/24/15
Sales	$384,014	$357,876
Cost of sales	236,024	228,317
Gross profit	147,990	129,559
Selling, general and administrative expense	113,206	102,631
Operating income	34,784	26,928
Interest expense	120	131
Interest income	204	232
Income from Continued Dumping and Subsidy Offset Act, net	102	—
Other income (expense), net	(93)	805
Income from continuing operations before income taxes	34,877	27,834
Income tax expense	12,643	9,477
Income from continuing operations	22,234	18,357
Income from discontinued operations, net of tax	—	115
Net income	22,234	18,472
Net income attributable to noncontrolling interests	(328)	(524)
Net income attributable to La-Z-Boy Incorporated	$21,906	$17,948

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$21,906	$17,833
Income from discontinued operations	—	115
Net income attributable to La-Z-Boy Incorporated	$21,906	$17,948

Basic weighted average common shares	50,038	51,576
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.44	$0.35
Income from discontinued operations	—	—
Basic net income attributable to La-Z-Boy Incorporated per share	$0.44	$0.35

Diluted weighted average common shares	50,539	52,139
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.43	$0.34
Income from discontinued operations	—	—
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.43	$0.34

Dividends declared per share	$0.10	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/23/16	1/24/15
Sales	$1,108,328	$1,050,457
Cost of sales	690,300	679,497
Gross profit	418,028	370,960
Selling, general and administrative expense	329,884	297,349
Operating income	88,144	73,611
Interest expense	365	408
Interest income	573	667
Income from Continued Dumping and Subsidy Offset Act, net	102	—
Other income, net	2,387	699
Income from continuing operations before income taxes	90,841	74,569
Income tax expense	32,825	25,975
Income from continuing operations	58,016	48,594
Income from discontinued operations, net of tax	—	2,897
Net income	58,016	51,491
Net income attributable to noncontrolling interests	(1,482)	(933)
Net income attributable to La-Z-Boy Incorporated	$56,534	$50,558

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$56,534	$47,661
Income from discontinued operations	—	2,897
Net income attributable to La-Z-Boy Incorporated	$56,534	$50,558

Basic weighted average common shares	50,371	52,015
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.12	$0.91
Income from discontinued operations	—	0.06
Basic net income attributable to La-Z-Boy Incorporated per share	$1.12	$0.97

Diluted weighted average common shares	50,880	52,540
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.11	$0.90
Income from discontinued operations	—	0.06
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.11	$0.96

Dividends declared per share	$0.26	$0.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15
Net income	$22,234	$18,472
Other comprehensive income (loss)
Currency translation adjustment	27	(761)
Change in fair value of cash flow hedges, net of tax	(653)	(291)
Net unrealized gain (loss) on marketable securities, net of tax	(729)	55
Net pension amortization, net of tax	488	434
Total other comprehensive income (loss)	(867)	(563)
Total comprehensive income before allocation to noncontrolling interests	21,367	17,909
Comprehensive income attributable to noncontrolling interests	(196)	(474)
Comprehensive income attributable to La-Z-Boy Incorporated	$21,171	$17,435

	Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15
Net income	$58,016	$51,491
Other comprehensive income (loss)
Currency translation adjustment	(3,251)	(715)
Change in fair value of cash flow hedges, net of tax	(618)	(491)
Net unrealized gain (loss) on marketable securities, net of tax	(1,042)	154
Net pension amortization, net of tax	1,464	1,303
Total other comprehensive income (loss)	(3,447)	251
Total comprehensive income before allocation to noncontrolling interests	54,569	51,742
Comprehensive income attributable to noncontrolling interests	(560)	(861)
Comprehensive income attributable to La-Z-Boy Incorporated	$54,009	$50,881

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands)	1/23/16	4/25/15
Current assets
Cash and equivalents	$97,698	$98,302
Restricted cash	8,976	9,636
Receivables, net of allowance of $3,118 at 1/23/16 and $4,622 at 4/25/15	142,802	158,548
Inventories, net	183,245	156,789
Deferred income taxes — current	9,853	11,255
Other current assets	38,377	41,921
Total current assets	480,951	476,451
Property, plant and equipment, net	173,103	174,036
Goodwill	33,423	15,164
Other intangible assets	7,958	5,458
Deferred income taxes — long-term	31,594	35,072
Other long-term assets, net	60,173	68,423
Total assets	$787,202	$774,604

Current liabilities
Current portion of long-term debt	$300	$397
Accounts payable	46,017	46,168
Accrued expenses and other current liabilities	108,683	108,326
Total current liabilities	155,000	154,891
Long-term debt	555	433
Other long-term liabilities	80,442	86,180
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 49,891 outstanding at 1/23/16 and 50,747 outstanding at 4/25/15	49,891	50,747
Capital in excess of par value	277,428	270,032
Retained earnings	249,036	235,506
Accumulated other comprehensive loss	(34,664)	(32,139)
Total La-Z-Boy Incorporated shareholders’ equity	541,691	524,146
Noncontrolling interests	9,514	8,954
Total equity	551,205	533,100
Total liabilities and equity	$787,202	$774,604

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15
Cash flows from operating activities
Net income	$58,016	$51,491
Adjustments to reconcile net income to cash provided by (used for) operating activities
Restructuring	430	(1,106)
Deferred income tax expense (benefit)	5,000	(3,987)
Provision for doubtful accounts	(675)	(2,060)
Depreciation and amortization	19,308	16,297
Equity-based compensation expense	6,868	6,094
Pension plan contributions	(7,000)	—
Change in receivables	15,284	7,011
Change in inventories	(23,121)	(11,913)
Change in other assets	1,991	5,794
Change in payables	349	(7,659)
Change in other liabilities	(6,736)	(4,898)
Net cash provided by operating activities	69,714	55,064

Cash flows from investing activities
Proceeds from disposal of assets	2,506	8,940
Capital expenditures	(19,825)	(56,512)
Purchases of investments	(15,816)	(30,544)
Proceeds from sales of investments	23,896	23,987
Acquisitions, net of cash acquired	(19,232)	(1,774)
Change in restricted cash	660	2,935
Net cash used for investing activities	(27,811)	(52,968)

Cash flows from financing activities
Payments on debt	(415)	(7,413)
Payments for debt issuance costs	—	(164)
Stock issued for stock and employee benefit plans	253	496
Excess tax benefit on stock option exercises	774	234
Purchases of common stock	(29,096)	(35,752)
Dividends paid	(13,137)	(10,416)
Net cash used for financing activities	(41,621)	(53,015)

Effect of exchange rate changes on cash and equivalents	(886)	(332)
Change in cash and equivalents	(604)	(51,251)
Cash and equivalents at beginning of period	98,302	149,661
Cash and equivalents at end of period	$97,698	$98,410

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$—	$6,275

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 26, 2014	$51,981	$262,901	$238,384	$(31,380)	$7,832	$529,718
Net income			70,773		1,198	71,971
Other comprehensive loss				(759)	(76)	(835)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	898	26	(10,684)			(9,760)
Purchases of common stock	(2,132)	(1,267)	(48,454)			(51,853)
Stock option and restricted stock expense		6,780				6,780
Tax benefit from exercise of options		1,592				1,592
Dividends paid			(14,513)			(14,513)
At April 25, 2015	50,747	270,032	235,506	(32,139)	8,954	533,100
Net income			56,534		1,482	58,016
Other comprehensive loss				(2,525)	(922)	(3,447)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	222	(49)	(2,046)			(1,873)
Purchases of common stock	(1,078)	(197)	(27,821)			(29,096)
Stock option and restricted stock expense		6,868				6,868
Tax benefit from exercise of options		774				774
Dividends paid			(13,137)			(13,137)
At January 23, 2016	$49,891	$277,428	$249,036	$(34,664)	$9,514	$551,205

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

During the third quarter and first nine months of fiscal 2016 and fiscal 2015, we recorded a benefit related to legal settlements as part of cost of sales. Due to the legal settlements, gross margin improved 0.3 percentage point during the nine months ended January 23, 2016, and improved 1.5 percentage points and 0.5 percentage point in the third quarter and first nine months of fiscal 2015, respectively. Gross margin for the third quarter of fiscal 2016 was not impacted by legal settlements.

Note 2: Acquisitions

In the second quarter of fiscal 2016, we acquired the assets of three independent operators of ten La-Z-Boy Furniture Galleries® stores in Wisconsin, North and South Carolina, and Ohio for $21.6 million, composed of $19.2 million of cash and $2.4 million of prepaid expenses and forgiveness of these dealers’ accounts receivable. We began including the ten stores in our Retail segment results upon acquisition.

Prior to the acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers’ other assets. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $2.5 million related to these reacquired rights. We also recognized $18.3 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired stores and the anticipated future benefits. We recorded the goodwill and other intangible assets in our Retail segment and will amortize and deduct them for federal income tax purposes over 15 years.

We based the purchase price allocations on fair values at the dates of acquisition and summarize them in the following table:

(Unaudited, amounts in thousands)	10/24/15
Current assets	$3,302
Goodwill and other intangible assets	20,758
Net property, plant, and equipment	162
Total assets acquired	24,222

Current liabilities	(2,600)

Net assets acquired	$21,622

Since the impact of these acquisitions on our results of operations was not material pro forma financial information is not required.

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

During the quarter and nine months ended January 23, 2016, we recorded pre-tax restructuring expense of $0.1 million (less than $0.1 million after tax) and $0.4 million ($0.3 million after tax), respectively. During the quarter and nine months ended January 24, 2015, we recorded pre-tax restructuring income of $0.8 million and $1.1 million, respectively ($0.5 million and $0.7 million after tax, respectively). The pre-tax restructuring expense we recorded in fiscal 2016 resulted primarily from rent for an idled showroom, depreciation, and severance and benefit-related costs, while the pre-tax restructuring income we recorded in fiscal 2015 mainly related to gains realized on the sale of the North Wilkesboro warehouse in the third quarter, as well as inventory recoveries.  This income was slightly offset by severance and benefit-related costs, as well as rent expense related to the idled showroom. We recorded the restructuring expense (income) from continuing operations in fiscal 2016 and fiscal 2015 as a component of cost of sales and a component of selling, general and administrative expense. We included restructuring expenses related to discontinued operations in income (loss) from discontinued operations in our consolidated statement of income.

We had $0.2 million of restructuring liability remaining as of January 23, 2016, related to severance and warranty, which we expect to be settled by the end of fiscal 2016.

Note 4: Discontinued Operations

During fiscal 2015, we ceased operations and liquidated all the assets, consisting mostly of inventory, of Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly La-Z-Boy Greensboro, Inc.). We reported Lea Industries’ operating results as discontinued operations for the period ended January 24, 2015. Historically, we had reported the results of Lea Industries as a component of our Casegoods segment.

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

The results of our discontinued operations for the quarter and nine months ended January 24, 2015, were as follows:

	Quarter Ended	Nine Months Ended
(Unaudited, amounts in thousands)	1/24/15	1/24/15
Net sales	$1,075	$7,863

Operating income from discontinued operations	$186	$747
Income from Continued Dumping and Subsidy Offset Act, net	—	3,763
Income tax expense	(71)	(1,613)
Income from discontinued operations, net of tax	$115	$2,897

We included the activity of these operating units in our consolidated statement of cash flows with our continuing operations for the nine months ended January 24, 2015.

Note 5: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/23/16	4/25/15
Raw materials	$97,280	$75,024
Work in process	12,158	14,310
Finished goods	98,765	92,295
FIFO inventories	208,203	181,629
Excess of FIFO over LIFO	(24,958)	(24,840)
Inventories, net	$183,245	$156,789

Note 6: Investments

Our consolidated balance sheet at January 23, 2016, included $12.4 million of available-for-sale investments in other current assets and $31.8 million of available-for-sale investments in other long-term assets. We included available-for-sale investments of $16.8 million and trading securities of $1.1 million in other current assets and included available-for-sale investments of $43.3 million in other long-term assets in our consolidated balance sheet at April 25, 2015. At January 23, 2016, and April 25, 2015, $31.4 million and $45.5 million, respectively, of these investments were to enhance returns on our cash. We designated the remaining investments to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan.

The following is a summary of investments at January 23, 2016, and April 25, 2015:

At January 23, 2016

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$664	$(244)	$7,457
Fixed income	98	(56)	36,432
Other	1	(21)	325
Total securities	$763	$(321)	$44,214

At April 25, 2015

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,014	$(78)	$9,251
Fixed income	224	(14)	50,358
Mutual funds	—	—	1,127
Other	1	(22)	459
Total securities	$2,239	$(114)	$61,195

The following table summarizes sales of available-for-sale securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15	1/23/16	1/24/15
Proceeds from sales	$4,487	$6,160	$23,896	$23,987
Gross realized gains	267	209	970	254
Gross realized losses	(18)	(23)	(557)	(53)

The fair value of fixed income available-for-sale securities by contractual maturity was $12.6 million within one year, $22.2 million within two to five years, $1.5 million within six to ten years and $0.1 million thereafter.

Note 7: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15	1/23/16	1/24/15
Service cost	$333	$279	$999	$837
Interest cost	1,211	1,267	3,633	3,801
Expected return on plan assets	(1,226)	(1,269)	(3,678)	(3,807)
Net amortization	736	665	2,208	1,995
Net periodic pension cost	$1,054	$942	$3,162	$2,826

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15	1/23/16	1/24/15
Balance as of the beginning of the period	$18,061	$15,540	$16,870	$16,013
Accruals during the period	5,330	5,000	16,092	13,729
Accrual adjustments	—	—	—	(953)
Settlements during the period	(4,655)	(4,104)	(14,226)	(12,353)
Balance as of the end of the period	$18,736	$16,436	$18,736	$16,436

As of January 23, 2016, and April 25, 2015, we included $11.2 million and $10.2 million, respectively, of our product warranty liability in accrued expenses and other current liabilities in our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15	1/23/16	1/24/15
Equity-based awards expense	$1,745	$1,047	$6,868	$6,094
Liability-based awards (income) expense	(1,645)	3,322	(577)	3,695
Total stock-based compensation expense	$100	$4,369	$6,291	$9,789

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

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first nine months of fiscal 2016, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect their fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014 and fiscal 2013, we granted SARs as described in our Annual Reports on Form 10-K for the fiscal years ended April 26, 2014, and April 27, 2013, respectively. At January 23, 2016, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

(Unaudited)	Fiscal 2014 grant	Fiscal 2013 grant
Risk-free interest rate	0.98%	0.65%
Dividend rate	1.87%	1.87%
Expected life in years	2.40	1.48
Stock price volatility	28.39%	25.69%
Fair value per share	$4.37	$8.98

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

Restricted Stock Units. We did not grant any restricted stock units to employees during the first nine months of fiscal 2016, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at January 23, 2016, was $21.35, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

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

We did not grant any performance-based units during the first nine months of fiscal 2016, but we have outstanding performance-based unit awards from our fiscal 2014 grant. We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. The fair value of each unit we granted in fiscal 2014 that vests based on attaining performance goals was $21.15, the market value of our common shares on the last day of the reporting period less the dividends we expect to pay before the awards vest. For performance-based units that vest based on market conditions, we use a Monte Carlo valuation model to estimate each unit’s fair value as of the last day of the reporting period. We re-measure and adjust the liability for these units based on the Monte Carlo valuation at the end of each reporting period until we pay out the units. Based on the Monte Carlo model, the fair value at January 23, 2016, of the fiscal 2014 grant of units that vest based on market conditions was $26.41.

Note 10: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended January 23, 2016, and January 24, 2015, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 24, 2015	$(971)	$(525)	$1,292	$(33,725)	$(33,929)
Changes before reclassifications	159	(1,616)	(929)	—	(2,386)
Amounts reclassified to net income	—	560	(248)	789	1,101
Tax effect	—	403	448	(301)	550
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	159	(653)	(729)	488	(735)
Balance at January 23, 2016	$(812)	$(1,178)	$563	$(33,237)	$(34,664)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 25, 2014	$2,523	$(253)	$1,197	$(34,011)	$(30,544)
Changes before reclassifications	(711)	(874)	275	—	(1,310)
Amounts reclassified to net income	—	403	(186)	702	919
Tax effect	—	180	(34)	(268)	(122)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(711)	(291)	55	434	(513)
Balance at January 24, 2015	$1,812	$(544)	$1,252	$(33,577)	$(31,057)

The activity in accumulated other comprehensive loss for the nine months ended January 23, 2016, and January 24, 2015, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 25, 2015	$1,517	$(560)	$1,605	$(34,701)	$(32,139)
Changes before reclassifications	(2,329)	(2,671)	(1,270)	—	(6,270)
Amounts reclassified to net income	—	1,672	(413)	2,366	3,625
Tax effect	—	381	641	(902)	120
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,329)	(618)	(1,042)	1,464	(2,525)
Balance at January 23, 2016	$(812)	$(1,178)	$563	$(33,237)	$(34,664)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 26, 2014	$2,455	$(53)	$1,098	$(34,880)	$(31,380)
Changes before reclassifications	(643)	(1,254)	449	—	(1,448)
Amounts reclassified to net income	—	461	(201)	2,105	2,365
Tax effect	—	302	(94)	(802)	(594)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(643)	(491)	154	1,303	323
Balance at January 24, 2015	$1,812	$(544)	$1,252	$(33,577)	$(31,057)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of noncontrolling interest for the quarter and nine months ended January 23, 2016, and January 24, 2015, were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15	1/23/16	1/24/15
Balance as of the beginning of the period	$9,318	$8,219	$8,954	$7,832
Net income	328	524	1,482	933
Other comprehensive loss	(132)	(50)	(922)	(72)
Balance as of the end of the period	$9,514	$8,693	$9,514	$8,693

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

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15	1/23/16	1/24/15
Sales
Upholstery segment:
Sales to external customers	$250,740	$243,390	$743,304	$725,590
Intersegment sales	51,652	42,946	137,581	120,872
Upholstery segment sales	302,392	286,336	880,885	846,462

Casegoods segment:
Sales to external customers	22,528	24,134	69,517	75,542
Intersegment sales	2,091	1,866	6,714	8,269
Casegoods segment sales	24,619	26,000	76,231	83,811

Retail segment sales	110,160	89,791	293,291	247,285

Corporate and Other:
Sales to external customers	586	561	2,216	2,040
Intersegment sales	1,328	—	2,594	—
Corporate and Other sales	1,914	561	4,810	2,040

Eliminations	(55,071)	(44,812)	(146,889)	(129,141)
Consolidated sales	$384,014	$357,876	$1,108,328	$1,050,457

Operating Income (Loss)
Upholstery segment	$33,022	$31,479	$94,656	$86,103
Casegoods segment	1,768	860	6,092	5,380
Retail segment	8,834	4,202	19,279	8,199
Restructuring	(78)	771	(430)	1,118
Corporate and Other	(8,762)	(10,384)	(31,453)	(27,189)
Consolidated operating income	34,784	26,928	88,144	73,611
Interest expense	120	131	365	408
Interest income	204	232	573	667
Income from Continued Dumping and Subsidy Offset Act, net	102	—	102	—
Other income (expense), net	(93)	805	2,387	699
Income from continuing operations before income taxes	$34,877	$27,834	$90,841	$74,569

Note 12: Income Taxes

Our effective tax rates for continuing operations for the third quarter and nine months ended January 23, 2016, were 36.2% and 36.1%, respectively, compared with 34.0% and 34.8% for the third quarter and nine months ended January 24, 2015. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our consolidated balance sheet at the end of the third quarter of fiscal 2016 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15	1/23/16	1/24/15
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$21,906	$17,948	$56,534	$50,558
Income allocated to participating securities	(107)	(97)	(292)	(283)
Net income available to common shareholders	$21,799	$17,851	$56,242	$50,275

Denominator:
Basic weighted average common shares outstanding	50,038	51,576	50,371	52,015
Add:
Contingent common shares	171	210	172	223
Stock option dilution	330	353	337	302
Diluted weighted average common shares outstanding	50,539	52,139	50,880	52,540

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the quarter and nine months ended January 23, 2016, and January 24, 2015, with a weighted average exercise price of $26.69 and $23.63, respectively. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive.

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

Accounting standards require that in making fair value measurements, we use observable market data when they are available. When inputs used to measure fair value fall within different levels of the hierarchy, we categorize the fair value measurement as being in the lowest level that is significant to the measurement. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period in which they occur.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at January 23, 2016, and April 25, 2015:

At January 23, 2016

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale securities	$1,231	$42,983	$—

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2016.

At April 25, 2015

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale securities	$1,552	$58,516	$—
Trading securities	—	1,127	—
Total	$1,552	$59,643	$—

(b)         There were no transfers between Level 1 and Level 2 during fiscal 2015.

At January 23, 2016, and April 25, 2015, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. The fair value measurements for our securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

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

In November 2015, the FASB issued a new accounting standard requiring all deferred income taxes to be classified as noncurrent in consolidated balance sheets. We presently classify our deferred income taxes on our consolidated balance sheet between current and noncurrent in accordance with generally accepted accounting principles. Adoption of this standard will only affect our consolidated balance sheet presentation of deferred income taxes by requiring that we remove the current income tax assets and liabilities presentation and reclassify those balances to noncurrent income tax assets and liabilities. This standard will be effective for our fiscal year 2017 with early adoption permitted.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our unrealized loss as of January 23, 2016, adoption of this standard would be immaterial to our consolidated financial statements. Adoption of this standard will be required for our fiscal year 2019 financial statements.

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

This Management’s Discussion and Analysis reflects results only of our continuing operations, unless otherwise noted. During fiscal 2014, we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly known as La-Z-Boy Greensboro, Inc.). We were unable to find a buyer for the Lea Industries business, and instead we ceased operations and liquidated all the assets, consisting mostly of inventory, of Lea Industries during fiscal 2015. In the accompanying financial statements, we reported the operating results of Lea Industries as discontinued operations for all periods presented. For the quarter and nine months ended January 24, 2015, we recorded $0.2 million and $0.7 million pre-tax income ($0.1 million and $0.5 million after tax), respectively, in discontinued operations related to Lea Industries. We previously reported results of Lea Industries as a component of our Casegoods segment.

In the first nine months of fiscal 2015, we also recorded $3.8 million of pre-tax income ($2.4 million after tax) in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007 and reported it as discontinued operations at that time. The income related to the Continued Dumping and Subsidy Offset Act of 2000. The Act provided that duties collected on wooden bedroom furniture imported from China before the Act’s repeal in 2007 were to be distributed to domestic producers that supported the antidumping petition that resulted in the duties. When we sold American Furniture Company, Incorporated, our contract provided that we would receive a portion of any such duties to which that entity was entitled.

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

We sell our products, primarily in the United States and Canada, as well as internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 331 La-Z-Boy Furniture Galleries® stores and 573 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” We own 123 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 573 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available In Home design service. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own dedicated proprietary in-store programs with over 530 outlets and over 1.6 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

Our goal is to deliver value to our shareholders through improved sales and earnings over the long term through the execution of our strategic initiatives. The foundation of our strategic initiatives is driving sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are driving this growth in four ways:

•                  We are expanding our branded distribution channels by executing our 4-4-5 store growth initiative, through which we plan to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five-year period that began with fiscal 2014. Through this initiative, we intend not only to increase the number of stores but also to improve their quality, including upgrading old format stores to our new design concept through remodels and relocations. In addition, we are increasing our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels. We expect these initiatives to generate growth in our Retail segment through an increased company-owned store count, and to generate growth in our wholesale Upholstery segment as the proprietary distribution network is expanded.

•                  We are also expanding the size of the company-owned retail business through acquisitions of La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers, primarily in markets where we see opportunity for growth.

•                  We are increasing our market share with the growth of sales through our multi-channel distribution network. In addition to the over 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and La-Z-Boy Comfort Studio® locations), approximately 2,800 other dealers also sell La-Z-Boy products. These outlets include some of the best known names in the industry, such as Art Van, Nebraska Furniture Mart and Slumberland. Additionally, our other brands—England, American Drew, Hammary, and Kincaid—enjoy distribution through a combined 1,700 dealers. We believe there is significant growth potential for our brands through these retail channels.

•                  We are also increasing our market share in stationary upholstered furniture through a combination of our Live Life Comfortably® marketing campaign, featuring Brooke Shields as our brand ambassador, and our innovative and on-trend product. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy’s appeal among a broader consumer demographic. Integral to this campaign is our Urban Attitudes® collection of smaller-scale stationary furniture targeted at a more style-conscious demographic, younger consumers, and people who live in smaller spaces in urban locations. Stationary upholstery furniture is a significant share of the industry’s total upholstery furniture sales, and we feel that we can capture a much larger share of this market over time.

During the first nine months of fiscal 2016 the La-Z-Boy Furniture Galleries® network increased by six stores and our company-owned retail stores increased by 13 stores, including 10 that were acquired from independent dealers and the opening of three new stores. Our Upholstery segment grew sales and operating margin during the first nine months of fiscal 2016 through increased volume, favorable changes in our product mix, and improved supply chain efficiencies. Our Retail segment grew sales and improved its operating margin during both the third quarter and first nine months of fiscal 2016, including doubling its operating margin in the first nine months of fiscal 2016 compared with the same period a year ago. Our Casegoods segment more than doubled its operating margin in the third quarter compared with the same period a year ago and continues to make improvements as we complete the transition to an all-import model and the shift to more transitional and casual product lines.

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

Results of Operations
Fiscal 2016 Third Quarter and Nine Months Compared with Fiscal 2015 Comparable Periods

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/23/16	Quarter Ended 1/24/15	% Change	Nine Months Ended 1/23/16	Nine Months Ended 1/24/15	% Change
Sales	$384,014	$357,876	7.3%	$1,108,328	$1,050,457	5.5%
Operating income	34,784	26,928	29.2%	88,144	73,611	19.7%
Operating margin	9.1%	7.5%		8.0%	7.0%

Sales

Consolidated sales increased $26.1 million in the third quarter and $57.9 million in the first nine months of fiscal 2016, compared with the same periods a year ago. These increases were due to higher sales in our Retail and Upholstery segments. Our Retail segment sales continued to benefit from volume increases in our stores that have been open for a minimum of 12 months, in addition to sales from new and acquired stores. Our Upholstery segment sales increase was driven by stronger volume and favorable changes to our product mix. Our Casegoods segment’s sales decreased in the third quarter and first nine months of fiscal 2016 compared with the same periods a year ago, due to the elimination of our hospitality product line in fiscal 2015 and higher sales and promotional activity of our older product lines during fiscal 2015. The lost volume of our hospitality product line was $0.4 million and $3.7 million in the third quarter and first nine months of fiscal 2015, respectively.

Operating Margin

Our operating margin increased 1.6 percentage points and 1.0 percentage point for the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Our gross margin improved 2.3 percentage points and 2.4 percentage points in the third quarter and first nine months of fiscal 2016, respectively, compared with the prior-year comparable periods.

•                  Gross margin in our Upholstery segment improved due to higher unit volume and favorable changes in our product mix, as well as improved supply chain efficiencies, including procurement and plant efficiencies. In addition, our gross margin was impacted by favorable legal settlements, which provided a 0.3 percentage point benefit in the first nine months of fiscal 2016 compared with benefits of 1.5 percentage points and 0.5 percentage point, respectively, in the third quarter and first nine months of fiscal 2015. Gross margin in the third quarter of fiscal 2016 was not impacted by legal settlements.

•                  Our Retail segment gross margin improved due to increased custom orders and In Home design orders, which generate a higher gross margin than sales of stock units.

•                  Our Casegoods segment gross margin improved due to the transition to an all-import model and the consolidation of our casegoods operations.

•                  Our gross margin improved 1.1 percentage points and 0.9 percentage point in the third quarter and first nine months of fiscal 2016, respectively, due to changes in the consolidated sales mix. The growth of our Retail segment, which has a higher gross margin than our wholesale segments, also drove the improvement in our consolidated gross margin.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 0.7 percentage point and 1.4 percentage points in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Our advertising expense was 0.4 percentage point higher and 0.2 percentage point higher in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago, due to increased investment in our Live Life Comfortably® marketing campaign and an increase in spending to enhance our share of voice in selected retail markets.

•                  Professional fees were 0.4 percentage point higher and 0.2 percentage point higher in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago, primarily due to spending for our continued ERP implementation, our new e-commerce web site and other matters.

•                  Higher costs associated with our new world headquarters, primarily depreciation, were 0.2 percentage point higher in both the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Our warranty expense was flat as a percent of sales in the third quarter of fiscal 2016 compared with the same period a year ago, but was 0.3 percentage point higher in the first nine months of fiscal 2016 compared with the same period a year ago. Our increase in warranty expense in the first nine months of fiscal 2016 was primarily due to increasingly higher replacement part costs and labor costs from our more complex product lines. Additionally, warranty expense was higher due to favorable accrual adjustments which reflected a change in the prior estimates of our product warranty liability during the first nine months of fiscal 2015.

•                  Incentive compensation costs were flat as a percentage of sales in the third quarter of fiscal 2016 compared with the same period a year ago, and were 0.2 percentage point higher for the first nine months of fiscal 2016 compared with the same period a year ago. We have two large drivers of our incentive compensation costs, which in the current periods mostly offset each other. A portion of our incentive compensation is tied to our current year financial performance, and those costs were higher than the prior year due to the improvement in our current year consolidated financial performance against our incentive-based targets compared with our financial performance in the prior year against the prior year targets. This increase was offset by lower costs for equity compensation, due to a decline in our share price during the third quarter of fiscal 2016 compared with an increase in our share price during the third quarter of fiscal 2015. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the share price on the last day of the reporting period.

•                  Our SG&A expense as a percentage of sales increased 1.5 percentage points and 1.1 percentage points in the third quarter and first nine months of fiscal 2016, respectively, due to changes in the consolidated sales mix. The growth of our Retail segment, which has a higher level of SG&A expense as a percent of sales than our wholesale segments, also drove the increase in SG&A expense as a percent of sales.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/23/16	Quarter Ended 1/24/15	% Change	Nine Months Ended 1/23/16	Nine Months Ended 1/24/15	% Change
Sales	$302,392	$286,336	5.6%	$880,885	$846,462	4.1%
Operating income	33,022	31,479	4.9%	94,656	86,103	9.9%
Operating margin	10.9%	11.0%		10.7%	10.2%

Sales

Our Upholstery segment’s sales increased $16.1 million in the third quarter and $34.4 million in the first nine months of fiscal 2016, compared with the same periods a year ago. Higher unit volume drove a 4.2% increase and a 2.9% increase in sales in the third quarter and first nine months of fiscal 2016, respectively. A favorable change in product mix resulted in a 1.5% increase and a 1.4% increase in sales in the third quarter and first nine months of fiscal 2016, respectively. Our product mix in the third quarter and first nine months of fiscal 2016 included a shift to more powered motion units and an increase in motion sofas as compared with the same periods a year ago. Powered motion units have a higher average selling price than motion units without power, as do motion sofas as compared with stationary products.

Operating Margin

Our Upholstery segment’s operating margin declined 0.1 percentage point and improved 0.5 percentage point in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 0.6 percentage point and 1.6 percentage points during the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Improved efficiencies in our supply chain, including procurement and manufacturing operations, provided a 2.6 percentage points and 1.5 percentage points benefit for the third quarter and first nine months of fiscal 2016, respectively. These improvements were in part a result of higher costs in the prior fiscal periods to support the ERP system implementation in our manufacturing facilities.

•                  In addition, our gross margin was impacted by favorable legal settlements, which provided a benefit of 0.1 percentage point and 0.4 percentage point, respectively, in the third quarter and first nine months of fiscal 2016, but were lower than the benefit of 2.0 percentage points and 0.7 percentage point, respectively, in the third quarter and first nine months of fiscal 2015.

•                  The segment’s SG&A expense as a percentage of sales was 0.7 percentage point and 1.1 percentage points higher during the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  Professional fees were 0.5 percentage point higher as a percentage of sales in both the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago due to spending for our continued ERP implementation and other matters.

•                  Higher costs associated with our new world headquarters resulted in a 0.3 percentage point increase in SG&A expense as a percent of sales during both the third quarter and first nine months of fiscal 2016.

•                  Warranty expense was 0.1 percentage point and 0.3 percentage point higher as a percent of sales in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago. Our warranty expense was higher primarily due to higher replacement part costs and labor costs from our more complex product lines. Additionally, our warranty expense was higher in the first nine months of fiscal 2016 due to favorable accrual adjustments during the first nine months of fiscal 2015 which reflected a change in the prior estimates of our product warranty liability during that time period.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/23/16	Quarter Ended 1/24/15	% Change	Nine Months Ended 1/23/16	Nine Months Ended 1/24/15	% Change
Sales	$24,619	$26,000	(5.3)%	$76,231	$83,811	(9.0)%
Operating income	1,768	860	105.6%	6,092	5,380	13.2%
Operating margin	7.2%	3.3%		8.0%	6.4%

Sales

Our Casegoods segment’s sales decreased $1.4 million in the third quarter and $7.6 million in the first nine months of fiscal 2016 compared with the same periods a year ago. The elimination of our hospitality product line during fiscal 2015 resulted in $0.4 million lower sales and $3.7 million lower sales in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago. In addition, as we have shifted our product line to more transitional and casual styles over the last few years we have been selling through our older product lines, and higher sales and promotional activity related to these product lines during fiscal 2015 negatively impacted our casegoods sales compared with fiscal 2016.

Operating Margin

Our Casegoods segment’s operating margin increased 3.9 percentage points and 1.6 percentage points in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 1.2 percentage points and 0.7 percentage point during the third quarter and first nine months of fiscal 2016, respectively, compared with the same period a year ago due to the transition to an all-import model for our wood furniture and the consolidation of our casegoods operations, as well as less discounting due to lower promotional activity in fiscal 2016 on our older product lines.

•                  The segment’s SG&A expense as a percentage of sales decreased 2.7 percentage points and 0.9 percentage point in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago. This was primarily a result of lower incentive compensation resulting from lower financial performance of the segment against the incentive-based targets compared with our financial performance in the prior year against the prior year targets, as well as the consolidation of our casegoods operations and the elimination of redundant expenses.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/23/16	Quarter Ended 1/24/15	% Change	Nine Months Ended 1/23/16	Nine Months Ended 1/24/15	% Change
Sales	$110,160	$89,791	22.7%	$293,291	$247,285	18.6%
Operating income	8,834	4,202	110.2%	19,279	8,199	135.1%
Operating margin	8.0%	4.7%		6.6%	3.3%

Sales

Our Retail segment’s sales increased $20.4 million in the third quarter and $46.0 million in the first nine months of fiscal 2016 compared with the same periods a year ago. This was in part due to the increased sales volume of stores that have been open for a minimum of 12 months, which were 6.6% higher and 4.7% higher in the third quarter and first nine months of fiscal 2016, respectively, primarily as a result of higher average ticket sales, driven by a higher percentage of custom orders, increased In Home design orders and a shift to more powered units. This increased volume accounted for increases of $5.6 million and $10.9 million in sales, respectively, in the third quarter and first nine months of fiscal 2016. In addition, our acquired stores added $9.4 million and $12.8 million in sales for the segment in the third quarter and first nine months of fiscal 2016, respectively. The remainder of the sales increase for the third quarter and first nine months of fiscal 2016 came from our new stores that were not open in the prior-year periods.

Operating Margin

Our Retail segment’s operating margin increased 3.3 percentage points in both the third quarter and first nine months of fiscal 2016, compared with the same periods a year ago.

•                  The segment’s gross margin increased 1.5 percentage points and 0.9 percentage point in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago, due to increased custom orders and In Home design orders, as well as a shift to more powered units.

•                  The segment’s SG&A expense as a percent of sales decreased 1.8 percentage points and 2.4 percentage points in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago. Our sales volume increase from stores that have been open for a minimum of 12 months allowed us to better leverage our fixed SG&A expenses (primarily occupancy and administrative costs). Somewhat offsetting the decrease in the third quarter and first nine months was higher advertising expense, which increased 0.5 percentage point and 0.2 percentage point as a percent of sales, respectively. Our advertising expense was higher as we continued to invest in our Live Life Comfortably® marketing campaign and in promotional marketing to support our retail stores and enhance our share of voice in selected markets.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/23/16	Quarter Ended 1/24/15	% Change	Nine Months Ended 1/23/16	Nine Months Ended 1/24/15	% Change
Sales	$1,914	$561	241.2%	$4,810	$2,040	135.8%
Eliminations	(55,071)	(44,812)	(22.9)%	(146,889)	(129,141)	(13.7)%

Operating loss	(8,762)	(10,384)	15.6%	(31,453)	(27,189)	(15.7)%
Restructuring	(78)	771	(110.1)%	(430)	1,118	(138.5)%

Sales

Sales increased in the third quarter and first nine months of fiscal 2016 compared with the same periods a year ago, primarily due to intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong (which began operations at the beginning of fiscal 2016).

Eliminations increased in the third quarter and first nine months of fiscal 2016 compared with the same periods a year ago due to higher sales from our Upholstery segment to our Retail segment as a result of the increased volume in our Retail segment, as well as the elimination of the intercompany commissions of our global trading company in Hong Kong.

Operating Loss

Our Corporate and Other operating loss was $1.6 million lower and $4.3 million higher in the third quarter and first nine months of fiscal 2016, respectively, compared with the same periods a year ago. The lower operating loss in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily a result of lower incentive compensation costs of $1.4 million, as well as lower professional fees and costs associated with our global trading company in Hong Kong. The higher operating loss in the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015 was primarily a result of higher costs associated with our global trading company in Hong Kong, higher professional fees and costs related to our continued ERP sales order management implementation and our new e-commerce web site, as well as higher depreciation expense for our new world headquarters. Incentive compensation was flat for the first nine months of fiscal 2016 when compared with the first nine months of fiscal 2015.

The $0.1 million and $0.4 million of restructuring expense, respectively, which we recorded in the third quarter and first nine months of fiscal 2016, respectively, related mainly to rent expense for an idled showroom and accelerated depreciation expense for an idled asset. The $0.8 million and $1.1 million restructuring income, respectively, which we recorded in the third quarter and first nine months of fiscal 2015, related mainly to the sale of our idled warehouse in North Wilkesboro, North Carolina and inventory recoveries, somewhat offset by severance and benefit-related costs, as well as rent expense related to an idled showroom. All of these restructuring activities related to our Casegoods segment. We expect the costs related to our restructuring efforts to be completed by the end of fiscal 2017.

Other Income (Expense)

Other income (expense) was $0.1 million of expense and $2.4 million of income in the third quarter and first nine months of fiscal 2016, respectively, compared with income of $0.8 million and income of $0.7 million in the third quarter and first nine months of fiscal 2015, respectively. The change when comparing the third quarter of fiscal 2016 with the third quarter of fiscal 2015 resulted from foreign currency exchange rate losses realized in third quarter of fiscal 2016 compared with foreign currency exchange rate gains realized in the third quarter of fiscal 2015. The change when comparing the first nine months of fiscal 2016 with the first nine months of fiscal 2015 resulted from higher foreign currency exchange rate gains realized, as well as higher gains realized on the sale of investments.

Income Taxes

Our effective tax rates for continuing operations in the third quarter and first nine months of fiscal 2016 were 36.2% and 36.1%, respectively, compared with 34.0% and 34.8% for the third quarter and first nine months of fiscal 2015, respectively. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $97.7 million at January 23, 2016, compared with $98.3 million at April 25, 2015. In addition, we had investments to enhance our returns on cash of $31.4 million at January 23, 2016, compared with $45.5 million at April 25, 2015. The decrease in investments to enhance our returns on cash was a result of converting those investments to cash to fund acquisitions, acquire assets through capital expenditures, fund increases in inventories, purchase shares of our stock and fund dividend payments to shareholders. Partially offsetting these items were net income generated during the period, cash collections of accounts receivable, and net sales of investments.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At January 23, 2016, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $144.7 million of the $150.0 million credit commitment.

Capital expenditures for the first nine months of fiscal 2016 were $19.8 million compared with $56.5 million during the first nine months of fiscal 2015. Our capital expenditures were lower in the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015 because the prior year included the construction of our new world headquarters. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $25.0 million to $30.0 million for all of fiscal 2016.

Our board of directors has sole authority to determine if and when future dividends will be declared and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/23/16	1/24/15
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$69,714	$55,064
Net cash used for investing activities	(27,811)	(52,968)
Net cash used for financing activities	(41,621)	(53,015)
Exchange rate changes	(886)	(332)
Change in cash and equivalents	$(604)	$(51,251)

Operating Activities

During the first nine months of fiscal 2016, net cash provided by operating activities was $69.7 million. Our cash provided by operating activities was primarily attributable to net income generated during the first nine months of fiscal 2016 and cash collections of accounts receivable of $15.3 million, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. Somewhat offsetting these items were cash used to fund increases in inventories of $23.1 million and a contribution to our pension plan of $7.0 million. Our inventories were higher in the first nine months of fiscal 2016 due to higher raw materials inventory to improve our service levels to our customers.

During the first nine months of fiscal 2015, net cash provided by operating activities was $55.1 million, primarily due to net income generated during the first nine months of fiscal 2015. Partly offsetting net income was cash used to fund increases in inventories and to settle incentive compensation awards. The $11.9 million increase in inventories during the first nine months of fiscal 2015 was primarily due to higher raw materials inventory sourced from China in advance of the Chinese New Year holiday as we strategically increased inventory levels to mitigate a port slowdown of in-bound materials. Additionally, our finished goods inventory in our regional distribution centers increased in order to improve our in-stock position on key items for our customers.

Investing Activities

During the first nine months of fiscal 2016, net cash used for investing activities was $27.8 million, which included $19.2 million to fund the acquisition of retail stores, $19.8 million for capital expenditures and $15.8 for purchases of investments, offset by proceeds of $23.9 million from the sale of investments. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, our new e-commerce web site, and the relocation of one of our regional distribution centers.

During the first nine months of fiscal 2015, net cash used for investing activities was $53.0 million, including capital expenditures of $56.5 million. Capital expenditures during the period primarily related to spending on our new world headquarters, as well as spending on new stores and manufacturing machinery and equipment. In addition, we invested $6.6 million of cash during the first nine months of fiscal 2015, primarily to purchase life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan. Partly offsetting these items were $8.9 million in proceeds realized from the sale of assets, including assets previously held for sale, and a $2.9 million reduction in restricted cash, which secures our outstanding letters of credit.

Financing Activities

During the first nine months of fiscal 2016, net cash used for financing activities was $41.6 million, including $29.1 million for purchasing our common stock and $13.1 million in quarterly dividend payments to our shareholders.

During the first nine months of fiscal 2015, net cash used for financing activities was $53.0 million, including $35.8 million for purchasing our common stock and $10.4 million in quarterly dividend payments to our shareholders. In addition, we used cash to pay off an industrial revenue bond of $7.1 million that we had used to finance the construction of one of our manufacturing facilities.

Our board of directors has authorized the purchase of company stock. As of January 23, 2016, 4.6 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 1.1 million shares during the first nine months of fiscal 2016, for a total of $29.1 million. With the cash flows we anticipate generating in the remainder of fiscal 2016, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the third quarter of fiscal 2016 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the third quarter of fiscal 2016, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2015 Annual Report on Form 10-K.

Continuing compliance with existing federal, state and local statutes dealing with protection of the environment is not expected to have a material effect upon our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Form 10-K for the year ended April 25, 2015. There were no material changes to our critical accounting policies during the first nine months of fiscal 2016.

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

In November 2015, the FASB issued a new accounting standard requiring all deferred income taxes to be classified as noncurrent in consolidated balance sheets. We presently classify our deferred income taxes on our consolidated balance sheet between current and noncurrent in accordance with generally accepted accounting principles. Adoption of this standard will only affect our consolidated balance sheet presentation of deferred income taxes by requiring that we remove the current income tax assets and liabilities presentation and reclassify those balances to noncurrent income tax assets and liabilities. This standard will be effective for our fiscal year 2017 with early adoption permitted.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our unrealized loss as of January 23, 2016, adoption of this standard would be immaterial to our consolidated financial statements.  Adoption of this standard will be required for our fiscal year 2019 financial statements.

Business Outlook

We remain optimistic about our positioning in the marketplace and about our prospects. Although the macroeconomic environment remains somewhat volatile, we believe we have solid strategies in place to deliver ongoing profitable growth throughout the enterprise. With a strong brand, relevant product offering, lean operating structure and vast distribution network, we are confident we will continue to return long-term value to shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of fiscal 2016, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2015.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We have completed implementation at all of our manufacturing plants and expect to finish implementing the sales order management component of the system in the first half of fiscal 2017. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 23, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 25, 2015. There have been no material changes to our risk factors during the first nine months of fiscal 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of January 23, 2016, 4.6 million shares remained available for purchase pursuant to this authorization. We purchased 1.1 million shares during the first nine months of fiscal 2016, for a total of $29.1 million. With the cash flows we anticipate generating in fiscal 2016, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended January 23, 2016:

(Amounts in thousands, except per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 25 — November 28, 2015)	188	$27.81	188	4,834
Fiscal December (November 29 — December 26, 2015)	190	$25.88	190	4,644
Fiscal January (December 27, 2015 — January 23, 2016)	20	$24.12	20	4,624
Fiscal Third Quarter of 2016	398	$26.70	398	4,624

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 17, 2016

	BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Vice President of Finance
On behalf of the Registrant and as
Chief Accounting Officer