Form 10-K
period 2016-04-30
LA-Z-BOY INC
filed 2016-06-21
CIK 57131

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Based on the closing price on the New York Stock Exchange on October 24, 2015, the aggregate market value of Registrant's common shares held by non-affiliates of the Registrant on that date was $1,433.2 million.

The number of common shares outstanding of the Registrant was 48,921,157 as of June 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED
FORM 10-K ANNUAL REPORT FISCAL 2016

Note: The responses to Items 10 through 14 will be included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2016 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," "could," "intends" and "expects" or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g., port strikes); (i) changes in the domestic or international regulatory environment; (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the results of our restructuring actions; (t) the impact of potential goodwill or intangible asset impairments; and (u) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major North American manufacturing locations and six regional retail distribution centers in the United States to support our speed-to-market and customization strategy.

We sell our products, primarily in the United States and Canada but also internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 338 La-Z-Boy Furniture Galleries® stores and 559 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "branded outlets" or "proprietary." In addition to the almost 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and Comfort Studio® locations), approximately 1,900 other dealers also sell La-Z-Boy, including some of the best known names in the industry, such as Art Van, Nebraska Furniture Mart, Slumberland and Raymour & Flanigan Furniture. We own 124 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 559 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available In-Home Design service. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands—England, Kincaid, American Drew, and Hammary—enjoy distribution through a combined 1,500 dealers. Kincaid and England have their own dedicated proprietary in-store programs with 500 outlets and over 1.5 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.    Our Upholstery segment is our largest business and consists primarily of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studio® locations and England Custom Comfort Center locations, major dealers and a wide cross-section of other independent retailers.

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

Retail Segment.    Our Retail segment consists of 124 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

We have provided additional detailed information regarding our segments and their products in Note 17 to our consolidated financial statements and our "Management's Discussion and Analysis" section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials and parts that we use in our Upholstery segment are purchased cover (primarily fabrics and leather), polyester batting and non-chlorofluorocarbonated polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, and electrical components for power styles. We purchase about 55% of our polyurethane foam from one supplier, which has several facilities across the United States that deliver to our plants. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase approximately 40% of our cover in a raw state (fabric rolls or leather hides) and cut and sew it into cover, and 60% in covers that have already been cut and sewn by third-party offshore suppliers to our specifications. We buy cut-and-sewn leather and fabric products from four primary suppliers. Of the products that we import, two Chinese suppliers manufacture almost 90% of the leather cut-and-sewn sets, and two other Chinese suppliers manufacture over 95% of the fabric products. We primarily use these suppliers for their product design capabilities, to leverage our buying power, and to control quality and product flow, in addition to their ability to handle the volume of product we require to operate our business. If any of these suppliers experienced financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we obtained alternate suppliers.

During fiscal 2016, the prices of materials we used in our upholstery manufacturing process were essentially flat compared with fiscal 2015. Late in fiscal 2015, we established a global trading company in Hong Kong to assist us with procuring raw materials and parts from Asian suppliers by identifying efficiencies, savings opportunities, and managing relationships with these suppliers. We expect that our supply chain operational excellence initiatives, which include leveraging the global trading company operations, will generate savings in fiscal 2017 to offset the expected rise in material costs during the year, allowing us to keep our raw material costs flat as a percent of sales in fiscal 2017 compared with fiscal 2016, as well as increase our reliability by maintaining a more consistent supply of inventory on hand at our plants.

Our Casegoods segment is primarily an importer, marketer, and distributor of wood furniture, with some manufacturing operations for coordinated upholstered furniture. Raw materials, primarily related to our coordinated upholstery furniture, represented only about 5% of the value of our inventory in this segment and less than 2% of our total raw material at the end of fiscal 2016, and mainly consisted of the same materials used in our Upholstery segment.

Finished Goods Imports

During fiscal 2015, we completed our transition to an all-import model for wood furniture sold by our Casegoods segment. As a result, we now import 100% of the casegoods products that we offer for sale compared with 79% in fiscal 2015 as we moved to the all-import model. In fiscal 2016, we purchased approximately 50% of this imported product from four suppliers. We primarily use these suppliers to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. In addition, these suppliers have the ability to handle the volume of product we require to operate our business. If any of these suppliers experienced financial or other difficulties, we could experience temporary disruptions in our product flow until we obtained alternate suppliers, and these disruptions could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

We transitioned to an all-import model for our wood furniture primarily to remain competitive for these products. The prices we paid for these imported products in fiscal 2016 have decreased slightly from fiscal 2015. We currently expect these prices and associated transportation costs to remain unchanged in fiscal 2017 compared with fiscal 2016. Looking across our wholesale segments, imported finished goods represented 7% and 8% of our consolidated sales in fiscal 2016 and fiscal 2015, respectively.

Seasonal Business

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates. The table below shows our segments' highest and lowest sales quarters for fiscal 2016 and is consistent with our historical experience:

Segment	Highest sales quarter	Lowest sales quarter
Upholstery	4th	1st
Casegoods	2nd or 4th	1st
Retail	3rd	1st

We schedule production to maintain consistent manufacturing activity throughout the year whenever possible. We shut down our domestic plants for one week in July to perform routine maintenance on our equipment.

Economic Cycle and Purchasing Cycle

We believe there is a strong correlation between housing starts and sales of our products. In addition, consumer confidence, employment rates, and other factors could affect demand. Upholstered furniture has a shorter life cycle than casegoods furniture because upholstered furniture is typically more fashion and design-oriented, and is often purchased one or two pieces at a time. Casegoods products, in contrast, are longer-lived and frequently purchased in groupings or "suites," resulting in a much larger cost to the consumer. As a result, casegoods sales are more sensitive to economic conditions, and upholstered furniture normally exhibits a less volatile sales pattern over an economic cycle.

Practices Regarding Working Capital Items

The following describes our significant practices regarding working capital items.

Inventory:    For our upholstery segment, we maintain raw materials and work-in-process inventory at our manufacturing locations, and finished goods inventory at our six regional retail distribution centers. Our regional retail distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently-owned stores. Our regional retail distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce our inventory levels at our manufacturing and retail locations. We also maintain some finished goods inventory at our manufacturing locations, which primarily supports efficient shipping of sold orders.

For our Casegoods segment, we import wood furniture from Asian vendors, resulting in long lead times on these products. To meet our customers' delivery requirements with these lead times, we maintain higher levels of finished goods inventory, as a percentage of sales, of our casegoods products than our upholstery products, which is consistent with others in the casegoods industry.

Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores for display purposes.

Our inventory increased $18.8 million, or 0.5 percentage point as a percent of sales, during fiscal 2016 compared with fiscal 2015. The majority of this increase was driven by raw materials in our Upholstery segment as we improved our in-stock position on certain items to better service our customers. Additionally, our inventory increased in our Retail segment due to new and acquired stores. We will continue to manage our inventory levels to ensure they are appropriate relative to our sales, while maintaining our focus on service to our customers.

Accounts Receivable:    During fiscal 2016, our accounts receivable decreased $12.0 million compared with fiscal 2015, which reflected a 1.5 percentage point reduction as a percent of sales. This decrease was attributable to the continued improvement in the financial condition of our customer base, including our independent La-Z-Boy Furniture Galleries® dealers, and a reduction in days sales outstanding. We monitor our customers' accounts and limit our credit exposure to certain independent dealers, and we strive to decrease our days sales outstanding where possible. Our days sales outstanding is a measure of the time needed to collect outstanding accounts receivable once we have completed a sale. Our days sales outstanding decreased by approximately three days during fiscal 2016 due to continued improvement in the financial condition of our customer base and our various retail acquisitions.

Accounts Payable:    During fiscal 2016, our accounts payable decreased $1.5 million compared with fiscal 2015, which reflected a 0.3 percentage point reduction as a percent of sales.

Customers

Our wholesale customers are furniture retailers located primarily throughout the United States and Canada. Sales in our Upholstery and Casegoods segments are almost entirely to furniture retailers, but we also sell directly to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be "proprietary." For our Upholstery and Casegoods segments, our fiscal 2016 customer mix based on sales was 61% proprietary, 8% major dealers such as Art Van Furniture, Nebraska Furniture Mart, Slumberland Furniture, and Raymour & Flanigan Furniture, and 31% other independent retailers.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. Our 338-store La-Z-Boy Furniture Galleries® network is central to this approach. In addition, we sell product through proprietary space within other retail furniture stores, primarily La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, and Kincaid Shoppes.

Maintaining, updating, and when appropriate expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. Our 4-4-5 initiative, through which we expect to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five year period that began with fiscal 2014, is a key growth strategy for us. This strategy has already delivered results, as the network achieved our average sales per store target of $4 million during calendar 2015, more than two years ahead of schedule. Although we now expect the store build out to extend beyond five years, we believe as the average revenue per store increases, the same economic value could be delivered by the network in that time frame. As we continue to maintain and update our current stores to improve the quality of the network, the La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 25 to 30 stores during fiscal 2017. All of these stores will feature the new concept store design we developed and introduced in fiscal 2012.

We select independent dealers for our proprietary La-Z-Boy Furniture Galleries® store network based on factors such as their management and financial qualifications and the potential for distribution in specific geographical areas. This proprietary distribution benefits La-Z-Boy, our dealers and our consumers. It enables La-Z-Boy to concentrate our marketing with sales personnel dedicated to our entire product line, and only that line and approved accessories. It allows dealers who join this proprietary group to take advantage of practices with which other proprietary dealers have succeeded, and we facilitate forums for these dealers to share best practices. These La-Z-Boy Furniture Galleries® stores provide our consumers a full-service shopping experience with a large variety of product and knowledgeable sales associates and In-Home Design consultants.

Orders and Backlog

We typically build upholstery units based on specific dealer orders, either for dealer stock or to fill a consumer's custom order. We import casegoods product primarily to fill our internal orders, rather than customer or consumer orders, resulting in higher finished goods inventory on hand as a percentage of sales. Because the size of our backlog at a given time may not be indicative of our future sales, we do not rely entirely on backlogs to predict future sales.

Our Upholstery segment backlogs as of April 30, 2016, and April 25, 2015, were approximately $50.8 million and $71.5 million, respectively, and our Casegoods segment backlogs were approximately $7.6 million and $11.2 million, respectively. Our backlogs were lower than in the prior year due to being in a better inventory service position at April 30, 2016.

Competitive Conditions

We are the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

In the Upholstery segment, our largest competitors are Ashley, Bassett, Bernhardt, Best Chair, Ethan Allen, Flexsteel, Heritage Home Group, Klaussner, Man Wah, and Natuzzi.

In the Casegoods segment, our main competitors are Bassett, Bernhardt, Ethan Allen, Heritage Home Group, Hooker Furniture, Lacquer Craft, and Stanley Furniture. The Casegoods segment faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry throughout North America, and different stores have different competitors based on their geographic locations. Competitors include: Arhaus, Ashley, Bassett Furniture Direct, Crate and Barrel, Ethan Allen, Restoration Hardware, Thomasville Home Furnishings Stores, Williams-Sonoma, several other regional competitors (for example Art Van Furniture, Raymour & Flanigan Furniture, and Slumberland Furniture), and family-owned independent furniture stores.

In addition to the larger competitors listed above, a substantial number of small and medium-sized companies operate within our business segments, all of which are highly competitive.

Over the past decade alternative distribution channels have increasingly affected our retail markets. Companies such as Costco, Home Depot, IKEA, Sam's Club, Target, Wal-Mart, and others offer products that compete with some of our product lines. The increased ability of consumers to purchase furniture through various furniture manufacturers' and retailers' internet websites has also increased competition, including companies such as QVC and Wayfair which operate with lower overhead costs than a brick-and mortar-retailer.

Players in the home furnishings industry compete primarily on the basis of product styling and quality, customer service (product availability and delivery), price, and location. We compete primarily by emphasizing our brand and the value, comfort, quality, and styling of our products. In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Maintaining, updating and expanding our proprietary distribution system, including identifying desirable retail locations, is a key strategic initiative for us in striving to remain competitive. We compete in the mid-to-upper-mid price point, and a shift in consumer taste and trends to lower priced products could negatively affect our competitive position.

Research and Development Activities

We provide information regarding our research and development activities in Note 1 to our consolidated financial statements, which are included in Item 8 of this report.

Trademarks, Licenses and Patents

We own several trademarks, including the La-Z-Boy trademark, which is essential to the Upholstery and Retail segments of our business. To protect our trademarks, we have registered them in the United States and various other countries where our products are sold. These trademarks have a perpetual life, subject to renewal. We license the use of the La-Z-Boy trademark to our major international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture, and non-furniture products, and these arrangements enhance our brand awareness, broaden the perceptions of La-Z-Boy, and create visibility of the La-Z-Boy brand in channels outside of the residential furniture industry. In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers, under "Customers."

We hold a number of patents that we actively enforce, but we believe that the loss of any single patent or group of patents would not significantly affect our business.

Compliance with Environmental Regulations

Our manufacturing operations involve the use and disposal of certain substances regulated under environmental protection laws, and we are involved in a small number of remediation actions and site investigations concerning such substances. Based on a review of all currently known facts and our experience with previous environmental matters, we believe we have adequate reserves in respect of probable and reasonably estimable losses arising from environmental matters, and we currently do not believe it is probable that we will have any additional loss for environmental matters that would be material to our consolidated financial statements.

Employees

We employed approximately 8,700 full-time equivalent employees as of April 30, 2016, compared with 8,270 employees at the end of fiscal 2015. We employed approximately 7,300 in our Upholstery segment, 200 in our Casegoods segment, 1,000 in our Retail segment, and the remaining employees as corporate personnel. Our employment growth during fiscal 2016 was attributable to the sales volume increase in our Upholstery segment and new and acquired La-Z-Boy Furniture Galleries® stores in our Retail segment. We employ the majority of our employees on a full-time basis except in our Retail segment, where many of our employees are part-time.

Financial Information about Foreign and Domestic Operations and Export Sales

In fiscal 2016, our direct export sales, including sales in Canada, were approximately 11% of our total sales. We are part of a manufacturing joint venture in Thailand, which distributes furniture in Australia, New Zealand, Thailand and other countries in Asia. We participate in a sales and marketing joint venture in Asia, which sells and distributes furniture in Korea, Taiwan, Japan, India, Malaysia, and other Asian countries. In addition, we have established a global trading company in Hong Kong that will enhance our ability to source products and materials from our Asian suppliers, as well as provide quality assurance and logistics expertise.

We operate a facility in Mexico which produces cut-and-sewn fabric sets for our domestic upholstery manufacturing facilities. We provide information on sales in the United States, Canada, and other countries in Note 17 to our consolidated financial statements, which are included in Item 8 of this report. Our net property, plant, and equipment value in the United States was $164.2 million and $165.7 million at the end of fiscal 2016 and fiscal 2015, respectively. Our net property, plant, and equipment value in foreign countries was $7.4 million and $8.3 million in fiscal 2016 and fiscal 2015, respectively.

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

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability and quality could have a negative effect on our cost of sales and our ability to meet our customers' demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales. We have a higher concentration (over 65%) in upholstery sales, including motion furniture, than many of our competitors, and the effects of steel, polyurethane foam, wood, electrical components for power styles, leather and fabric price increases or quantity shortages could be significant for our business.

About 55% of our polyurethane foam comes from one supplier. This supplier has several facilities across the United States, but severe weather or natural disasters could result in delays in shipments of polyurethane foam to our plants.

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

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our Casegoods segment imports products manufactured by foreign sources, mainly in China, Vietnam and Indonesia, and our Upholstery segment purchases cut-and-sewn fabric and leather sets, electronic component parts and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather kits are primarily purchased from two suppliers in China, and the majority of our fabric products are purchased from two other Chinese suppliers. Our sourcing partners may not be able to produce goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in our shipments to our customers.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, changes in laws and regulations, including import, export, labor and environmental laws, port strikes, tariffs and trade barriers, monetary and fiscal policies, investments, taxation, and exchange controls. Additionally, unsettled political conditions, possible terrorist attacks, organized crime, and public health concerns present a risk to our non-U.S. operations. All of these items could make servicing our customers more difficult or cause disruptions in our plants that could reduce our sales, earnings, or both in the future.

Inability to maintain and enhance our brand and respond to changes in our current and potential consumers' tastes and trends in a timely manner could adversely affect our business and operating results.

The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining consumers and attracting new ones. Furniture product is fashion oriented so changes in consumers' tastes and trends and the resultant change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. We attempt to minimize these risks by maintaining strong advertising and marketing campaigns promoting our brands and our current product designs, styles, quality, prices, and options to purchase our products in-store or online. If these efforts were unsuccessful or required us to incur substantial costs, our business, operating results and financial or competitive condition could be adversely affected.

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

From time to time we acquire retail locations and related assets, remodel and relocate existing stores, experiment with new store formats, and close underperforming stores. Our assets include goodwill and other indefinite-lived intangible assets in connection with acquisitions. Profitability of acquired, remodeled, relocated, and new format stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores, we may incur charges for the impairment of long-lived assets, the impairment of goodwill, or the impairment of other indefinite-lived intangible assets.

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

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, phishing attempts, security breaches, natural disasters and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could reduce our sales or result in longer production times. If our critical business computer systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them.

We have been implementing an enterprise resource planning (ERP) system in our largest operating unit over the last several years. We expect to complete the final implementation by the end of fiscal 2017. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management's assessment of our internal control over financial reporting.

We may be subject to product liability claims or undertake to recall one or more products, with a negative impact on our financial results and reputation.

Millions of our products, sold over many years, are currently used by consumers. We may be named as a defendant in lawsuits instituted by persons allegedly injured while using one of our products. We have insurance that we believe is adequate to cover such claims, but we are self-insured for the first $1.5 million in liability and for all defense costs. Furthermore, such claims could damage our brands and reputation and negatively affect our operating results. We have voluntarily recalled products in the past, and while none of those recalls has resulted in a material expense or other significant adverse effect, it is possible that recalls could result in future additional expense, penalties, and injury to our brands and reputation, and negatively impact our operating results.

Our business and our reputation could be adversely affected by the failure to protect sensitive employee, customer and consumer data or to comply with evolving regulations relating to our obligation to protect such data.

Cyber attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber attack threat and improved data protection methods. During fiscal 2016, we have been subject, and will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber attack, malware, computer viruses and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems that resulted in the unauthorized release of sensitive data could adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against such risks. We continue to balance the additional risk with the cost to protect us against a breach.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We owned or leased approximately 10.5 million square feet of manufacturing, warehousing and distribution centers, office, showroom, and retail facilities, and had approximately 0.4 million square feet of idle facilities, at the end of fiscal 2016. Of the 10.5 million square feet occupied at the end of fiscal 2016, our Upholstery segment occupied approximately 6.6 million square feet, our Casegoods segment occupied approximately 1.4 million square feet, our Retail segment occupied approximately 2.3 million square feet and our Corporate and other operations occupied the balance.

Our active facilities and retail locations are located in Arkansas, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, Washington D.C., Wisconsin, Coahuila (Mexico), Bangkok (Thailand), Dongguan (China) and Hong Kong. All of our plants and stores are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. We own all of our domestic plants, and our joint venture owns our Thailand plant. We lease the majority of our retail stores and regional retail distribution centers, as well as our manufacturing facility in Mexico and our office spaces in China and Hong Kong. For information on terms of operating leases for our properties, see Note 11 to our consolidated financial statements, which are included in Item 8 of this report.

ITEM 3.    LEGAL PROCEEDINGS.

We are involved in various legal proceedings arising in the ordinary course of our business. Based on a review of all currently known facts and our experience with previous legal matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal matters and we currently do not believe it is probable that we will have any additional loss that would be material to our consolidated financial statements.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period. All executive officers serve at the pleasure of the board of directors.

Kurt L. Darrow, age 61

•
Chairman, President and Chief Executive Officer since August 2011

•
President and Chief Executive Officer from September 2003 through August 2011

Louis M. Riccio Jr., age 53

•
Senior Vice President and Chief Financial Officer since July 2006

Mark S. Bacon, Sr., age 53

•
Senior Vice President and President, La-Z-Boy Branded Business since July 2011

•
Senior Vice President and Chief Retail Officer from October 2008 through July 2011

J. Douglas Collier, age 49

•
Senior Vice President, Chief Marketing Officer, and President, International since August 2014

•
Chief Marketing Officer and President, International from August 2011 through August 2014

•
Chief Marketing Officer from September 2008 through August 2011

Darrell D. Edwards, age 52

•
Senior Vice President and Chief Supply Chain Officer since August 2014

•
Senior Vice President of Operations, Residential Division from May 2012 through August 2014

•
Vice President, Manufacturing from July 2011 through May 2012

•
Vice President and General Manager—Dayton, Tennessee Plant from May 2007 through July 2011

Otis S. Sawyer, age 58

•
Senior Vice President and President, England, Inc. since February 2008

•
President of La-Z-Boy Casegoods since November 2015

•
President of Non-Branded Upholstery from February 2008 through August 2014

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

		Market Price
	Dividends Paid Per Share
Fiscal 2016 Quarter Ended		High	Low	Close
July 25	$0.08	$27.68	$24.96	$24.98
October 24	$0.08	$29.34	$24.16	$28.50
January 23	$0.10	$29.23	$20.30	$21.35
April 30	$0.10	$27.32	$19.56	$25.87

	$0.36

		Market Price
	Dividends Paid Per Share
Fiscal 2015 Quarter Ended		High	Low	Close
July 26	$0.06	$26.66	$20.93	$21.63
October 25	$0.06	$23.42	$19.03	$21.83
January 24	$0.08	$27.75	$21.50	$27.36
April 25	$0.08	$28.38	$24.71	$27.49

	$0.28

Our credit agreement allows us to pay dividends or purchase shares as long as we are not in default and our excess availability, as defined in the agreement, is above 17.5% of the revolving credit commitment. If excess availability falls between 12.5% and 17.5%, then to continue paying dividends or purchasing shares, we must maintain a fixed charge coverage ratio of at least 1.10 to 1.00 on a pro-forma basis and not be in default. Currently we are not prohibited from paying dividends or purchasing shares. Refer to Note 10 of the consolidated financial statements in Item 8 for further discussion of our credit agreement. The payment of future cash dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement, among other factors.

Shareholders

We had approximately 18,300 shareholders of record at June 14, 2016.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 30, 2016

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted- average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by Shareholders	1,410,873	(1)	$19.39	3,983,231	(2)

Note 1:  These options were issued under our 2010 Omnibus Incentive Plan.

Note 2:  This amount is the aggregate number of shares available for future issuance under our 2010 Omnibus Incentive Plan. The omnibus incentive plan provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors. We have performance awards outstanding under the plan that would reduce the number of shares remaining available for future issuance under the plan by 942,344 shares, assuming the maximum performance targets were achieved.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 30, 2011, in our common shares, in the S&P 500 Composite Index and in the Dow Jones U.S. Furnishings Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
April 2016

Company/Index/Market	2011	2012	2013	2014	2015	2016
La-Z-Boy Incorporated	$100	$130.44	$151.18	$211.56	$239.61	$228.60
S&P 500 Composite Index	$100	$105.16	$121.27	$145.85	$169.15	$168.63
Dow Jones U.S. Furnishings Index	$100	$95.75	$88.03	$97.19	$128.75	$136.23

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the purchase of company stock. As of April 30, 2016, 4.0 million shares remained available for purchase pursuant to this authorization. We spent $44.1 million in fiscal 2016 to purchase 1.7 million shares. During the fourth quarter of fiscal 2016, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective March 28, 2016. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on August 18, 2016. With the cash flows we anticipate generating in fiscal 2017, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2016:

(Shares in thousands)	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(2)	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 24 - February 27, 2016)	31	$24.76	30	4,594
Fiscal March (February 28 - March 26, 2016)	237	$25.33	237	4,356
Fiscal April (March 27 - April 30, 2016)	314	$26.18	314	4,043

Fiscal Fourth Quarter of 2016	582	$25.76	581	4,043

(1)
In addition to the 581,049 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 1,098 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.

(2)
On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and between October 1987 and January 24, 2015, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2016.

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

Consolidated Five-Year Summary of Financial Data

(Amounts in thousands) Fiscal Year Ended	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012
Sales	$1,525,398	$1,425,395	$1,357,318	$1,273,877	$1,166,705
Cost of sales
Cost of goods sold	943,290	921,142	888,025	854,542	795,957
Restructuring	72	(239)	4,839	2,480	13

Total cost of sales	943,362	920,903	892,864	857,022	795,970

Gross profit	582,036	504,492	464,454	416,855	370,735
Selling, general and administrative expense	459,140	401,459	375,158	349,101	321,770
Restructuring	507	(132)	—	151	268

Operating income	122,389	103,165	89,296	67,603	48,697
Interest expense	486	523	548	746	1,384
Interest income	827	1,030	761	620	609
Income from Continued Dumping and Subsidy Offset Act, net	102	1,212	—	—	11,066
Other income (expense), net	2,211	744	2,050	3,208	(38)

Income from continuing operations before income taxes	125,043	105,628	91,559	70,685	58,950
Income tax expense (benefit)	44,080	36,954	31,383	23,520	(25,052)

Income from continuing operations	80,963	68,674	60,176	47,165	84,002
Income (loss) from discontinued operations, net of tax	—	3,297	(3,796)	17	4,906

Net income	80,963	71,971	56,380	47,182	88,908
Net income attributable to noncontrolling interests	(1,711)	(1,198)	(1,324)	(793)	(942)

Net income attributable to La-Z-Boy Incorporated	$79,252	$70,773	$55,056	$46,389	$87,966

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$79,252	$67,476	$58,852	$46,372	$83,060
Income (loss) from discontinued operations	—	3,297	(3,796)	17	4,906

Net income attributable to La-Z-Boy Incorporated	$79,252	$70,773	$55,056	$46,389	$87,966

 Consolidated Five-Year Summary of Financial Data (Continued)

(Amounts in thousands, except per share data) Fiscal Year Ended	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012
Basic weighted average shares	50,194	51,767	52,386	52,351	51,944
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.57	$1.30	$1.11	$0.87	$1.57
Income (loss) from discontinued operations	—	0.06	(0.07)	—	0.09

Basic net income attributable to La-Z-Boy Incorporated per share	$1.57	$1.36	$1.04	$0.87	$1.66

Diluted weighted average shares	50,765	52,346	53,829	53,685	52,478
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.55	$1.28	$1.09	$0.85	$1.55
Income (loss) from discontinued operations	—	0.06	(0.07)	—	0.09

Diluted net income attributable to La-Z-Boy Incorporated per share	$1.55	$1.34	$1.02	$0.85	$1.64

Dividends declared per share	$0.36	$0.28	$0.20	$0.08	$—
Book value of year-end shares outstanding(1)	$11.09	$10.33	$10.04	$9.25	$8.46

 Consolidated Five-Year Summary of Financial Data (Continued)

(Dollar amounts in thousands) Fiscal Year Ended	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013	(52 weeks) 4/28/2012
Return on average total equity(2)	14.9%	12.9%	11.8%	10.0%	20.7%
Gross profit as a percent of sales	38.2%	35.4%	34.2%	32.7%	31.8%
Operating income as a percent of sales	8.0%	7.2%	6.6%	5.3%	4.2%
Effective tax rate(3)	35.3%	35.0%	34.3%	33.3%	(42.5)%
Return on sales(3)	5.3%	4.8%	4.4%	3.7%	7.2%
Depreciation and amortization	$26,517	$22,283	$23,182	$23,140	$23,486
Capital expenditures	$24,684	$70,319	$33,730	$25,912	$15,663
Property, plant and equipment, net	$171,590	$174,036	$127,535	$118,060	$114,366
Working capital	$324,545	$321,560	$355,291	$350,717	$350,241
Current ratio(4)	3.1 to 1	3.1 to 1	3.1 to 1	3.3 to 1	3.3 to 1
Total assets	$800,029	$774,604	$771,295	$720,371	$685,739
Long-term debt, excluding current portion	$513	$433	$277	$7,576	$7,931
Total debt	$803	$830	$7,774	$8,089	$9,760
Total equity	$557,212	$533,100	$529,718	$491,968	$447,815
Debt to equity ratio(5)	0.1%	0.2%	1.5%	1.6%	2.2%
Debt to capitalization ratio(6)	0.1%	0.2%	1.4%	1.6%	2.1%
Shareholders	18,300	15,500	13,900	12,400	13,900
Employees	8,700	8,270	8,300	8,185	8,160
(1)
Equal to total La-Z-Boy Incorporated shareholders' equity divided by the number of outstanding shares on the last day of the fiscal year

(2)
Equal to income from continuing operations divided by average two year equity

(3)
Based on income from continuing operations

(4)
Equal to total current assets divided by total current liabilities

(5)
Equal to total debt divided by total equity

(6)
Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2016

(Amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/25/2015	(13 weeks) 10/24/2015	(13 weeks) 1/23/2016	(14 weeks) 4/30/2016
Sales	$341,423	$382,891	$384,014	$417,070
Cost of sales
Cost of goods sold	217,191	237,007	236,030	253,062
Restructuring	—	78	(6)	—

Total cost of sales	217,191	237,085	236,024	253,062

Gross profit	124,232	145,806	147,990	164,008
Selling, general and administrative expense	104,100	112,304	113,122	129,614
Restructuring	166	108	84	149

Operating income	19,966	33,394	34,784	34,245
Interest expense	112	133	120	121
Interest income	205	164	204	254
Income from Continued Dumping and Subsidy Offset Act, net	—	—	102	—
Other income (expense), net	1,968	512	(93)	(176)

Income before income taxes	22,027	33,937	34,877	34,202
Income tax expense	7,904	12,278	12,643	11,255

Net income	14,123	21,659	22,234	22,947
Net income attributable to noncontrolling interests	(447)	(707)	(328)	(229)

Net income attributable to La-Z-Boy Incorporated	$13,676	$20,952	$21,906	$22,718

Diluted weighted average common shares	51,043	51,039	50,539	50,262
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.27	$0.41	$0.43	$0.45
Dividends declared per share	$0.08	$0.08	$0.10	$0.10

Unaudited Quarterly Financial Information Fiscal 2015

(Amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/26/2014	(13 weeks) 10/25/2014	(13 weeks) 1/24/2015	(13 weeks) 4/25/2015
Sales	$326,980	$365,601	$357,876	$374,938
Cost of sales
Cost of goods sold	215,831	235,716	228,326	241,269
Restructuring	(357)	(10)	(9)	137

Total cost of sales	215,474	235,706	228,317	241,406

Gross profit	111,506	129,895	129,559	133,532
Selling, general and administrative expense	95,015	99,683	103,393	103,368
Restructuring	—	20	(762)	610

Operating income	16,491	30,192	26,928	29,554
Interest expense	132	145	131	115
Interest income	202	233	232	363
Income from Continued Dumping and Subsidy Offset Act, net	—	—	—	1,212
Other income (expense), net	(258)	152	805	45

Income from continuing operations before income taxes	16,303	30,432	27,834	31,059
Income tax expense	5,755	10,743	9,477	10,979

Income from continuing operations	10,548	19,689	18,357	20,080
Income from discontinued operations, net of tax	2,497	285	115	400

Net income	13,045	19,974	18,472	20,480
Net (income) loss attributable to noncontrolling interests	36	(445)	(524)	(265)

Net income attributable to La-Z-Boy Incorporated	$13,081	$19,529	$17,948	$20,215

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$10,584	$19,244	$17,833	$19,815
Income from discontinued operations	2,497	285	115	400

Net income attributable to La-Z-Boy Incorporated	$13,081	$19,529	$17,948	$20,215

Diluted weighted average common shares	52,627	52,723	52,139	51,616
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$0.20	$0.36	$0.34	$0.38
Income from discontinued operations	0.05	0.01	—	0.01

Diluted net income attributable to La-Z-Boy Incorporated per share	$0.25	$0.37	$0.34	$0.39

Dividends declared per share	$0.06	$0.06	$0.08	$0.08

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin with an introduction to our key businesses and then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies. It is important to note that our fiscal year 2016 included 53 weeks, whereas fiscal years 2015 and 2014 included 52 weeks. The additional week in fiscal 2016 was included in our fourth quarter.

This Management's Discussion and Analysis reflects results for only our continuing operations, unless otherwise noted. During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit, and we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly known as La-Z-Boy Greensboro, Inc.). We were unable to find a buyer for the Lea Industries business, and instead we ceased operations and liquidated all the assets, consisting mostly of inventory, during fiscal 2015. In the accompanying financial statements, we reported the operating results of Bauhaus and Lea Industries as discontinued operations for all periods presented. For the fiscal years ended April 25, 2015, and April 26, 2014, we recorded pre-tax income of $0.9 million ($0.6 million after tax) and a pre-tax loss of $6.0 million ($3.8 million after tax), respectively, in discontinued operations related to these businesses. We previously reported results of Bauhaus as a component of our Upholstery segment, and Lea Industries as a component of our Casegoods segment.

In fiscal 2015, we also recorded $4.2 million of pre-tax income ($2.7 million after tax) in discontinued operations related to the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). Before the Act was revised in 2007, it provided that duties collected on wooden bedroom furniture imported from China were to be distributed to domestic producers that supported the antidumping petition that resulted in the duties. Of the $4.2 million pre-tax income we received, $3.8 million related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007 and reported it as discontinued operations at that time. When we sold the assets of American Furniture Company, Incorporated our contract provided that we would receive a portion of any such duties to which that entity was entitled. The remainder of the CDSOA pre-tax income reported in discontinued operations related to Lea Industries.

Introduction

Our Business

We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major North American manufacturing locations and six regional retail distribution centers in the United States to support our speed-to-market and customization strategy.

We sell our products, primarily in the United States and Canada but also internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 338 La-Z-Boy Furniture Galleries® stores and 559 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "branded outlets" or "proprietary." We own 124 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 559 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries®

stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available In-Home Design service. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In addition to the La-Z-Boy Comfort Studio® locations, our Kincaid and England operating units have their own dedicated proprietary in-store programs with 500 outlets and over 1.5 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.3 million square feet.

Our goal is to deliver value to our shareholders with improved sales and earnings over the long term through the execution of our strategic initiatives. The foundation of our strategic initiatives is driving sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are driving this growth in four ways:

•
We are expanding our branded distribution channels by executing our 4-4-5 store growth initiative, through which we plan to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five-year period that began with fiscal 2014. We just completed year three of this initiative, which has been delivering results for us, as noted by the network's achievement of our average sales per store target of $4 million per store during calendar 2015, more than two years ahead of schedule. Although we now expect the store build out to extend beyond five years, we believe as the average revenue per store increases, the same economic value could be delivered by the network in that time frame. Through this initiative, we intend not only to increase the number of stores but also to improve their quality, including upgrading old format stores to our new design concept through remodels and relocations. In addition, we are increasing our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels. We expect these initiatives to generate growth in our Retail segment through an increased company-owned store count, and to generate growth in our wholesale Upholstery segment as our proprietary distribution network expands, in both cases with higher average sales per store.

•
We are growing the size of our company-owned retail business by acquiring La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers, primarily in markets where we see opportunity for growth or where we believe there are opportunities for further market penetration.

•
We are increasing our market share with the growth of sales through our multi-channel distribution network. In addition to the almost 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and La-Z-Boy Comfort Studio® locations), approximately 1,900 other dealers sell La-Z-Boy products. These outlets include some of the best known names in the industry, such as Art Van, Nebraska Furniture Mart, and Slumberland. Additionally, our other brands—England, American Drew, Hammary, and Kincaid—enjoy distribution through a combined 1,500 dealers. We believe there is significant growth potential for our brands through these retail channels.

•
We are also increasing our market share in stationary upholstered furniture through a combination of our Live Life Comfortably® marketing campaign, featuring Brooke Shields as our brand ambassador, and our innovative and on-trend product. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy's appeal among a broader consumer demographic. While we are known for our iconic recliners, we sell more of all the other types of furniture in our portfolio than recliners. Also, integral to the Live Life Comfortably® campaign is our Urban Attitudes® collection of smaller-scale stationary furniture targeted at a more style-conscious demographic, younger consumers, and people who live in smaller spaces in urban locations. Stationary upholstery furniture is a significant share of the industry's total upholstery furniture sales, and we believe that over time we can capture a larger share of demand for these products.

Additionally, we are focused on improving profitability through operational excellence in our supply chain, which includes our procurement and manufacturing operations. We implemented a corporate center of excellence for supply chain management, through which we are transitioning our supply chain efforts from being run by our individual operating companies to being managed on a corporation-wide basis, in order to leverage efficiencies, savings opportunities, and relationships with vendors. One key aspect of this strategy was our establishment of a global trading company in Hong Kong. During fiscal 2016, our wholesale segments benefited from the efficiencies that this strategy generated throughout our supply chain.

During fiscal 2016, the number of stores in the La-Z-Boy Furniture Galleries® store network increased by 13 stores to 338, while the number of company-owned retail stores increased by 14 stores to 124. The 14 additional company-owned retail stores included 11 that we acquired from independent dealers and five new stores, partly offset by two store closures during the fiscal year. We improved sales through volume increases in our Upholstery and Retail segments, while also delivering a higher operating margin in both segments. We achieved the improvement in our Upholstery segment profitability mainly through improved efficiencies in our supply chain, and increased our Retail segment's operating margin mainly through higher sales volume in stores that had been open for at least 12 months and a higher percentage of custom orders. While our Casegoods sales volume decreased compared with last year, our restructuring of that business to an all-import model is working as we intended, and we believe the business will now deliver more consistent performance going forward.

Our reportable operating segments are the Upholstery segment, the Casegoods segment, and the Retail segment.

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

•
Retail Segment.  Our Retail segment consists of 124 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

Results of Operations

Fiscal Year 2016, Fiscal Year 2015, and Fiscal Year 2014

La-Z-Boy Incorporated

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change	(52 weeks) 4/27/2014	(FY15 vs FY14) % Change
Sales	$1,525,398	$1,425,395	7.0%	$1,357,318	5.0%
Operating income	122,389	103,165	18.6%	89,296	15.5%
Operating margin	8.0%	7.2%		6.6%

Sales

Our consolidated sales increased $100.0 million in fiscal 2016 over fiscal 2015, following an increase of $68.1 million in fiscal 2015 over fiscal 2014. As a reminder, fiscal 2016 contained 53 weeks, while fiscal 2015 and 2014 had 52 weeks.

•
The increases in sales in both fiscal 2016 and fiscal 2015 compared with the prior years were due to higher sales in our Retail and Upholstery segments. Our Retail segment sales continued to benefit from volume increases in our stores that had been open for a minimum of 12 months, in addition to sales from new and acquired stores. Our Upholstery segment sales increase over the last two years was driven by stronger unit volume. Our Casegoods segment has been working through a restructuring of its business, and sales in fiscal 2016 were lower than the prior year due mainly to the elimination of our hospitality product line and higher sales in fiscal 2015 that were the result of increased promotional activity of our older product lines.

•
The additional week in fiscal 2016 compared with fiscal 2015 accounted for approximately 2% of fiscal 2016's total sales.

Operating Margin

Our operating margin increased 0.8 percentage point in fiscal 2016 compared with the prior year, following an increase of 0.6 percentage point in fiscal 2015 compared with the prior year.

•
Our gross margin increased 2.8 percentage points during fiscal 2016 compared with fiscal 2015, following a 1.2 percentage point increase in fiscal 2015 compared with fiscal 2014.

•
Our Upholstery segment gross margin improved in both fiscal 2016 and fiscal 2015 compared with the prior years. Fiscal 2016 gross margin improved primarily due to supply chain efficiencies, as well as favorable changes in our product mix, which reversed the performance in fiscal 2015, when inefficiencies in our supply chain and unfavorable changes in our product mix lowered our gross margin when compared with fiscal 2014. The inefficiencies in fiscal 2015 were a result of implementing our ERP system in all our branded upholstery plants. In fiscal 2016, through improved inventory procurement, product flow, and leveraging the benefits of our ERP system in our branded upholstery plants, we were able to operate more efficiently than in the prior fiscal year. Both fiscal 2016 and fiscal 2015 included the benefit of favorable legal settlements, which provided a 0.3 percentage point and 0.4 percentage point benefit, respectively.

•
Our Retail segment gross margin improved in both fiscal 2016 and fiscal 2015 compared with the prior years due to increased custom orders and In-Home Design orders, which generate a higher gross margin than sales of stock units.

•
Our Casegoods segment gross margin improved in both fiscal 2016 and fiscal 2015 compared with the prior years due to our transition to an all-import model for our wood furniture and our consolidation of our casegoods operations. Additionally, the segment's fiscal 2015 gross margin included the benefit of a reduction in our LIFO reserves during that time period.

•
Our gross margin improved 0.9 percentage point and 0.5 percentage point in fiscal 2016 and fiscal 2015, respectively, due to changes in our consolidated sales mix. Our consolidated sales mix changed due to the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•
Our selling, general, and administrative ("SG&A") expense as a percentage of sales increased 2.0 percentage points during fiscal 2016 compared with fiscal 2015, following a 0.6 percentage point increase in fiscal 2015 as compared with fiscal 2014.

  •
  Professional fees and legal costs were 0.5 percentage point higher and 0.3 percentage point higher during fiscal 2016 and fiscal 2015, respectively, primarily due to legal fees and a $5.5 million accrual for a pending legal matter associated with a lawsuit over a contract dispute, as well as spending for our continued ERP implementation and our new e-commerce web site. The pending legal matter, which was previously announced, is currently under review by the court and the court could overturn the verdict which could result in the entire accrual being reversed. Additionally, if the verdict is overturned, that decision could be appealed, which could result in additional expense in future periods in defense of that appeal.

  •
  Higher costs associated with our new world headquarters, primarily depreciation, resulted in a 0.4 percentage point increase in SG&A expense as a percentage of sales during fiscal 2016 compared with fiscal 2015. Distribution costs, primarily from expanding our regional retail distribution centers network, resulted in a 0.3 percentage point increase during fiscal 2015.

  •
  Incentive compensation costs resulted in a 0.3 percentage point increase in SG&A expense as percentage of sales during fiscal 2016 compared to fiscal 2015, following a 0.5 percentage point decrease in fiscal 2015 compared to fiscal 2014. These costs were higher in fiscal 2016 primarily due to an improvement in our current year consolidated financial performance against our incentive-based targets compared with our financial performance in the prior year against the prior year targets. Our financial performance in fiscal 2015 was lower against that year's incentive-based targets when compared with fiscal 2014.

  •
  Warranty expense was 0.2 percentage point higher as a percent of sales during fiscal 2016 and fiscal 2015, compared with the respective prior year. Our warranty expense was higher primarily due to higher replacement part costs and labor costs from our more complex product lines. Additionally, our warranty expense was higher during fiscal 2016 due to favorable accrual adjustments during fiscal 2015 which reflected a change in the prior estimates of our product warranty liability during that time period.

  •
  Our SG&A expense increased as a percent of sales by 1.2 percentage points and 0.8 percentage point in fiscal 2016 and fiscal 2015, respectively, due to the growth of our Retail segment, which has a higher level of SG&A expense as a percent of sales than our wholesale segments.

These items are further explained in the discussion of each segment's results later in this Management's Discussion and Analysis.

Upholstery Segment

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change
Sales	$1,215,805	$1,151,802	5.6%	$1,099,050	4.8%
Operating income	134,193	121,403	10.5%	117,688	3.2%
Operating margin	11.0%	10.5%		10.7%

Sales

Our Upholstery segment's sales increased $64.0 million in fiscal 2016 over fiscal 2015, following an increase of $52.8 million in fiscal 2015 over fiscal 2014.

•
Increased unit volume in both fiscal 2016 and fiscal 2015 drove a 4.3% and 4.2% sales increase, respectively, compared with the prior year. We believe the increased unit volume over the two-year period was a result of our Live Life Comfortably® marketing campaign, the strength of our stationary product introductions, and our improved product value and styling. Included in the increased volume is the additional week in fiscal 2016, which accounted for approximately 2% of the total fiscal 2016 sales volume.

•
Favorable changes in our product mix in fiscal 2016 resulted in a 1.1% increase in sales compared with fiscal 2015. Our product mix included a shift to more powered motion units and an increase in motion sofas as compared with the prior year. Powered motion units have a higher average selling price than motion units without power, as do motion sofas as compared with stationary products.

•
Unfavorable changes in our product mix in fiscal 2015 resulted in a 0.6% decrease in sales compared with fiscal 2014. Our product mix in fiscal 2015 included a shift to more recliners and stationary units, including a shift from motion sofas to stationary sofas and occasional chairs, as well as a shift to more fabric units and fewer leather units. Motion sofas and leather units have a higher average selling price compared to stationary units and fabric units.

•
Higher selling prices in fiscal 2015 resulted in 1.0% of the sales increase compared to fiscal 2014.

Operating Margin

Our Upholstery segment's operating margin increased 0.5 percentage point in fiscal 2016 compared with the prior year, following a decrease of 0.2 percentage point in fiscal 2015 compared with fiscal 2014.

•
The segment's gross margin increased 1.9 percentage points during fiscal 2016 compared with fiscal 2015, following a 0.3 percentage point increase during fiscal 2015 compared with fiscal 2014.

•
The main driver of changes in our gross margin was the performance of our supply chain, which includes our procurement and manufacturing operations. During fiscal 2016, improved efficiencies in our supply chain resulted in a 1.9 percentage point improvement in the segment's gross margin, which reversed the performance in fiscal 2015, when inefficiencies in our supply chain lowered our gross margin by 0.6 percentage point, when compared with fiscal 2014. The inefficiencies in fiscal 2015 were a result of implementing our ERP system in all our branded upholstery plants. In fiscal 2016, through improved inventory procurement, product flow, and leveraging the benefits of our ERP system in our branded upholstery plants, we were able to operate more efficiently than in the prior fiscal year.

•
Additionally, the segment's gross margin was impacted by favorable legal settlements, which provided a benefit of 0.3 percentage point and 0.5 percentage point, respectively, in fiscal 2016 and fiscal 2015.

•
The segment's SG&A expense as a percentage of sales increased 1.4 percentage points during fiscal 2016 compared with fiscal 2015, following an increase of 0.5 percentage point during fiscal 2015 compared with fiscal 2014.

•
Professional fees and legal costs were 1.0 percentage point higher as a percent of sales during fiscal 2016, primarily due to legal fees and a $5.5 million accrual for a pending legal matter associated with a lawsuit over a contract dispute, as well as spending for our continued ERP implementation. The pending legal matter, which was previously announced, is currently under review by the court and the court could overturn the verdict which could result in the entire accrual being reversed. Additionally, if the verdict is overturned, that decision could be appealed, which could result in additional expense in future periods in defense of that appeal.

•
Warranty expense was 0.3 percentage point higher as a percent of sales during fiscal 2016. Our warranty expense was higher primarily due to higher replacement part costs and labor costs from our more complex product lines. Additionally, our warranty expense was higher during fiscal 2016 due to favorable accrual adjustments during fiscal 2015 which reflected a change in the prior estimates of our product warranty liability during that time period.

•
Professional fees were 0.4 percentage point higher as a percent of sales during fiscal 2015, primarily due to spending for investment in our business. The investments included higher costs for technology improvements, including our ERP system and our website and e-commerce platform.

Casegoods Segment

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change
Sales	$102,540	$109,713	(6.5)%	$106,752	2.8%
Operating income	7,734	6,408	20.7%	3,397	88.6%
Operating margin	7.5%	5.8%		3.2%

Sales

Our Casegoods segment's sales decreased $7.2 million in fiscal 2016 over fiscal 2015, following an increase of $3.0 million in fiscal 2015 over fiscal 2014.

•
When we ceased domestic manufacturing of our wood furniture, we eliminated our hospitality product line, which resulted in $3.7 million lower sales in fiscal 2016 compared with fiscal 2015. In addition, as we have shifted our product line to more transitional and casual styles over the last few years, we have been selling through older product lines. Higher promotional activity related to these product lines during fiscal 2015 resulted in higher sales during that period. These items were both somewhat offset by the additional week in fiscal 2016, which resulted in approximately 2% of additional sales.

•
In fiscal 2015, increased unit volume drove a 2.8% increase in sales compared with fiscal 2014. We believe the increased unit volume was a result of new collections we introduced as part of shifting our product styling to more transitional and casual styles, as well as strength in our occasional business, partly offset by higher promotional activity as we sold through older, more traditional product. In addition, we had $1.9 million lower sales of hospitality product in fiscal 2015 compared with fiscal 2014.

Operating Margin

Our Casegoods segment's operating margin increased 1.7 percentage points in fiscal 2016 compared with the prior year, following an increase of 2.6 percentage points in fiscal 2015 compared with the prior year.

•
The segment's gross margin increased 0.9 percentage point during fiscal 2016 compared with fiscal 2015, following an increase of 2.5 percentage points during fiscal 2015 compared with fiscal 2014.

•
During fiscal 2016, the transition to an all-import model for our wood furniture and the consolidation of our casegoods operations, as well as less discounting due to lower promotional activity in fiscal 2016, drove the improved gross margin for the segment.

•
During fiscal 2015, the segment's gross margin was positively impacted by a $2.1 million reduction in our LIFO reserve associated with a portion of our domestically manufactured inventory which was liquidated in fiscal 2015. We ceased manufacturing product domestically during fiscal 2015, and we reduced our LIFO reserve since the stream of domestically manufactured inventory will not be replaced. This reduction resulted in a 2.4 percentage point improvement in gross margin for the segment.

•
The segment's SG&A expense as a percentage of sales decreased 0.8 percentage point during fiscal 2016 compared with fiscal 2015, following a 0.1 percentage point decrease during fiscal 2015 compared with fiscal 2014.

•
During fiscal 2016, the decreased SG&A expense was mainly due to lower incentive compensation resulting from lower financial performance of the segment against the incentive-based targets compared with our financial performance in the prior year against the prior year targets. Also, we decreased our SG&A expense through the consolidation of our casegoods operations into one corporate office and the elimination of redundant expenses.

  •
  During fiscal 2015, the decreased SG&A expense was mainly due to improved leverage of fixed SG&A costs resulting from the higher sales volume. This decrease was somewhat offset by higher incentive compensation costs due to the segment's improved financial performance in fiscal 2015 compared with fiscal 2014.

Retail Segment

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change
Sales	$402,479	$333,978	20.5%	$298,642	11.8%
Operating income	25,567	11,466	123.0%	11,128	3.0%
Operating margin	6.4%	3.4%		3.7%

Sales

Our Retail segment's sales increased $68.5 million in fiscal 2016 over fiscal 2015, following an increase of $35.3 million in fiscal 2015 over fiscal 2014.

•
In fiscal 2016, the segment's sales increase was due in part to higher sales volume for stores that had been open for a minimum of 12 months, which increased 7.5% or $14.0 million, compared with fiscal 2015. The increased volume was primarily a result of higher average ticket sales, driven by a higher percentage of custom orders, increased In-Home Design orders, and a shift to more powered units. Our acquired stores added $22.4 million in sales for the segment in fiscal 2016, and the remainder of the sales increase came from our new and closed stores. The additional week in fiscal 2016 accounted for approximately 2% of total fiscal 2016 sales.

•
In fiscal 2015, we were able to convert lower traffic into an increase in ticket count and units per ticket, which resulted in a 3.0% sales increase for our stores that had been open for a minimum of 12 months. In addition, sales were higher in fiscal 2015 compared with the prior year due to the sales volume of our new and acquired stores, our Live Life Comfortably® marketing campaign, the strength of our stationary product introductions and our improved product value and styling.

Operating Margin

Our Retail segment's operating margin increased 3.0 percentage points in fiscal 2016 compared with the prior year, following a 0.3 percentage point decrease in fiscal 2015 compared with the prior year.

•
The segment's gross margin increased 1.3 percentage points during fiscal 2016 compared with fiscal 2015, following a 0.9 percentage point decrease in fiscal 2015 as compared with fiscal 2014.

•
During fiscal 2016, a higher percentage of custom orders, increased In-Home Design orders, and a shift to more powered units drove the increase in gross margin compared with fiscal 2015.

•
During fiscal 2015, higher promotional activity, which drove our ability to convert lower traffic into an increase in ticket count and units per ticket, negatively impacted our gross margin compared with fiscal 2014.

•
The segment's SG&A expense as a percentage of sales decreased 1.7 percentage points during fiscal 2016 compared with fiscal 2015, following a 0.6 percentage point decrease in fiscal 2015 compared with fiscal 2014.

  •
  Our sales volume increases in both fiscal 2016 and fiscal 2015 from stores that had been open for a minimum of 12 months allowed us to leverage our fixed SG&A expenses (primarily occupancy and administrative costs) as a percentage of sales in both fiscal years.

  •
  Somewhat offsetting the leverage of fixed SG&A expenses was spending for investment in our business. In fiscal 2016, we increased advertising spending by 0.4 percentage point as a percent of sales on our Live Life Comfortably® marketing campaign and on promotional marketing to support our retail stores and enhance our share of voice in selected markets. In fiscal 2015, as the pace of our 4-4-5 growth strategy accelerated, we incurred higher costs related to new store openings compared with the prior year. These investments reduced operating income by approximately $2.4 million in fiscal 2015.

Corporate and Other

(Amounts in thousands, except percentages)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change	(52 weeks) 4/26/2014	(FY15 vs FY14) % Change
Sales:
Corporate and Other	$6,423	$2,294	180.0%	$2,463	(6.9)%
Eliminations	(201,849)	(172,392)	(17.1)%	(149,589)	(15.2)%
Operating loss:
Corporate and Other	(44,526)	(36,483)	(22.0)%	(38,078)	4.2%
Restructuring	(579)	371	(256.1)%	(4,839)	N/M
N/M—Not Meaningful

Sales

Corporate and Other sales increased in fiscal 2016 compared with fiscal 2015, primarily due to intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong (which began operations at the beginning of fiscal 2016).

Eliminations increased in both fiscal 2016 and fiscal 2015 primarily due to higher sales from our Upholstery segment to our Retail segment.

Operating Margin

Our Corporate and Other operating loss was $8.0 million higher in fiscal 2016 compared with fiscal 2015, primarily due to higher incentive compensation costs of $2.2 million, as well as higher costs associated with our global trading company in Hong Kong and increased depreciation expense for our new world headquarters.

Our Corporate and Other operating loss was $1.6 million lower in fiscal 2015 compared with fiscal 2014, mainly due to lower incentive compensation costs of $3.3 million, partly offset by higher costs associated with the construction of our new world headquarters in fiscal 2015.

The $0.6 million restructuring expense in fiscal 2016 related mainly to rent expense for an idled showroom, rent expense for an idled office building, and accelerated depreciation expense for an idled asset. The $0.4 million restructuring income in fiscal 2015 related mainly to the gain on the sale of an idled warehouse and inventory recoveries, somewhat offset by severance and benefit-related costs and rent expense for an idled showroom. The $4.8 million restructuring expense in fiscal 2014 related mainly to fixed asset and inventory write-downs. All of these restructuring activities related to our Casegoods segment and the decision to cease domestic manufacturing and transition to an all-import model for our wood furniture, which we began in fiscal 2014. We expect the costs related to our restructuring efforts to be completed by the end of fiscal 2017.

Other Income

Other income was $1.5 million higher in fiscal 2016 compared with fiscal 2015, primarily due to higher foreign currency exchange rate gains realized during fiscal 2016 than in fiscal 2015.

Other income was $1.3 million lower in fiscal 2015 compared with fiscal 2014, primarily due to lower foreign currency exchange rate gains realized during fiscal 2015 than in fiscal 2014.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 provided for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. We received pre-tax distributions of $0.1 million during fiscal 2016. We received pre-tax distributions of $1.2 million related to continuing operations and $4.2 million related to discontinued operations during fiscal 2015. We did not receive any distributions during fiscal 2014.

Income Taxes

Our effective tax rate for continuing operations was 35.3% for fiscal 2016, 35.0% for fiscal 2015, and 34.3% for fiscal 2014.

Impacting our effective tax rate for fiscal 2016 was a tax benefit of $0.3 million for the release of valuation allowances relating to certain U.S. state deferred tax assets. Absent discrete adjustments, the effective tax rate for continuing operations in fiscal 2016 would have been 35.6%.

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

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $112.4 million at April 30, 2016, compared with $98.3 million at April 25, 2015. In addition, we had investments to enhance our returns on cash of $33.6 million at April 30, 2016, compared with $45.5 million at April 25, 2015. We reduced our investments during fiscal 2016, and used net income generated during the period and cash collections of accounts receivable, in order to fund acquisitions of retail stores, acquire assets through capital expenditures, fund increases in inventories, purchase shares of our stock and pay dividends to our shareholders.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 30, 2016, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $146.9 million of the $150.0 million credit commitment.

Capital expenditures for fiscal 2016 were $24.7 million compared with $70.3 million for fiscal 2015. Our capital expenditures were lower in fiscal 2016 compared with fiscal 2015 because the prior fiscal year included the construction of our new world headquarters. We have no material contractual commitments outstanding for future capital expenditures. We expect total capital expenditures to be in the range of $35 million to $40 million for all of fiscal 2017.

Our board of directors has sole authority to determine if and when future dividends will be declared and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

We believe our cash flows from operations, present cash and equivalents balance of $112.4 million, short and long-term investments to enhance returns on cash of $33.6 million, and current excess availability under our credit facility of $146.9 million, will be sufficient to fund our business needs, including our fiscal 2017 contractual obligations of $132.7 million as presented in our contractual obligations table. Included in our cash and cash equivalents at April 30, 2016, is $24.3 million held by foreign subsidiaries for which we have determined the amounts to be permanently reinvested.

The following table illustrates the main components of our cash flows:

	Year Ended
(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$112,361	$86,751	$90,832
Net cash used for investing activities	(36,570)	(66,673)	(45,016)
Net cash used for financing activities	(61,047)	(71,156)	(26,690)
Exchange rate changes	(688)	(281)	(550)

Change in cash and equivalents	$14,056	$(51,359)	$18,576

Operating Activities

During fiscal 2016, net cash provided by operating activities was $112.4 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2016 and cash collections of accounts receivable of $10.7 million, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. Somewhat offsetting these items were cash used to fund increases in inventories of $14.6 million and a contribution to our pension plan of $7.0 million. Our inventories were higher in fiscal 2016 primarily due to higher raw materials inventory, mainly leather and fabric sets, to improve our service levels to our customers.

During fiscal 2015, net cash provided by operating activities was $86.8 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2015. Partly offsetting net income was cash used to fund increases in inventories and to settle incentive compensation awards. The $7.6 million increase in inventories in fiscal 2015 was primarily due to higher raw materials inventory in our Upholstery segment as we positioned our inventory levels to meet our customer demands at that time.

During fiscal 2014, net cash provided by operating activities was $90.8 million. Our cash provided by operating activities was mainly the result of net income generated during the fiscal year and was partially offset by cash used to fund increases in inventories of $9.4 million. The increase in inventories was due partially to our increase in company-owned La-Z-Boy Furniture Galleries® stores during the year, as well as higher finished goods inventories in our regional retail distribution centers, in order to service a larger number of La-Z-Boy Furniture Galleries® network stores.

Investing Activities

During fiscal 2016, net cash used for investing activities was $36.6 million, which included $23.3 million to fund the acquisition of retail stores, $24.7 million for capital expenditures and $21.0 million for purchases of investments, offset by proceeds of $28.7 million from the sale of investments. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, our new e-commerce web site, and the relocation of one of our regional retail distribution centers. Additionally, the above uses of cash were partially offset by proceeds from the sale of assets, including assets previously held for sale, as well as a reduction in restricted cash which secures our outstanding letters of credit, of $3.7 million.

During fiscal 2015, net cash used for investing activities was $66.7 million, which included $70.3 million for capital expenditures. Capital expenditures during the period primarily related to spending on our new world headquarters, as well as spending on new stores and manufacturing machinery and equipment. In addition, we invested $6.6 million of cash in fiscal 2015, primarily to purchase life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan. Partly offsetting these items were proceeds from the sale of assets, including assets previously held for sale, as well as a reduction in restricted cash which secures our outstanding letters of credit, of $12.0 million.

During fiscal 2014, net cash used for investing activities was $45.0 million, which consisted primarily of $33.7 million in capital expenditures and a net $19.7 million in investment purchases. These expenditures and investments were partially offset by $6.8 million in proceeds from the sale of our Bauhaus business unit.

Financing Activities

During fiscal 2016, net cash used for financing activities was $61.0 million, including $44.1 million for purchasing our common stock and $18.1 million in dividend payments to our shareholders.

During fiscal 2015, net cash used for financing activities was $71.2 million, including $51.9 million for purchasing our common stock and $14.5 million in dividend payments to our shareholders. Additionally, we used $7.6 million of cash to pay down debt.

During fiscal 2014, net cash used for financing activities was $26.7 million. We used $32.1 million of cash to purchase common stock and $10.5 million to fund dividend payments to our shareholders.

Our board of directors has authorized the purchase of company stock. As of April 30, 2016, 4.0 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 1.7 million shares during fiscal 2016 for a total of $44.1 million. With the cash flows we anticipate generating in fiscal 2017, we expect to continue being opportunistic in purchasing company stock.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Capital lease obligations	$803	$290	$384	$129	$—
Operating lease obligations	376,378	63,256	115,391	92,270	105,461
Purchase obligations*	69,176	69,176	—	—	—

Total contractual obligations	$446,357	$132,722	$115,775	$92,399	$105,461

*  We have purchase order commitments of $69.2 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

Our consolidated balance sheet at the end of fiscal 2016 reflected a $0.8 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

Continuing compliance with existing federal, state and local statutes addressing protection of the environment is not expected to have a significant effect upon our capital expenditures, earnings, competitive position or liquidity.

Business Outlook

We remain optimistic about our business. We have a wide selection of product, the ability to offer consumers mass customization with speed of delivery, and a vast distribution network that presents us with numerous opportunities. Our brand remains the strongest in the industry, and our effective marketing platform and related initiatives are providing us with solid positioning in the marketplace. Moving forward, we believe our growth initiatives will drive continued increases in sales and earnings while we invest in the business to provide long-term sustainable growth and earnings momentum.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Using either quoted market prices or an analysis of undiscounted projected future cash flows by asset groups, we determine whether there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating units in our Upholstery segment (La-Z-Boy and England), our Casegoods segment and each of our retail stores.

Indefinite-Lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in markets we have acquired. We establish the fair value of our trade name and reacquired rights based upon the relief from royalty method. Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores in various geographic markets. The reporting units for our goodwill are the geographic markets the acquired stores become part of upon acquisition, because the operations of the acquired stores benefit these geographic markets. We establish the fair value for the reporting unit based on the discounted cash flows to determine if the fair value of our goodwill exceeds its carrying value.

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

We elected the early adoption of accounting guidance issued in November 2015 requiring all deferred income tax assets and liabilities to be presented as noncurrent on our consolidated balance sheet. We are applying this change prospectively beginning with our fiscal 2016 consolidated balance sheet.

Pensions

We maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating unit. The plan does not allow new participants, but active participants continue to earn service credits. Annual net periodic expense and benefit liabilities under the plan are determined on an actuarial basis using various assumptions and estimates including discount rates, long-term rates of return, estimated remaining years of service and estimated life expectancy. Each year, we compare the more significant assumptions used to our actual experience, and we adjust the assumptions if warranted.

We evaluate our pension plan discount rate assumption annually. The discount rate is based on a single rate developed after matching a pool of high quality bond payments to the plan's expected future benefit payments. We used a discount rate of 4.1% at April 30, 2016, compared with a rate of 4.2% at April 25, 2015, and 4.4% at April 26, 2014. We used the same methodology for determining the discount rate in fiscal 2016, fiscal 2015, and fiscal 2014.

We fund pension benefits through deposits with trustees and satisfy, at a minimum, the applicable funding regulations.

In addition to evaluating the discount rate we use to determine our pension obligation, each year we evaluate our assumption as to our expected return on plan assets, taking into account the trust's asset allocation, investment strategy, and returns expected to be earned over the life of the plan. The rate of return assumption as of April 30, 2016, was 4.5%, compared with 4.3% at April 25, 2015. The expected rate of return assumption as of April 30, 2016, will be used to determine pension expense for fiscal 2017.

In fiscal 2014, we moved to liability-driven investing to more closely match the profile of our assets to the pension plan liabilities. At the end of fiscal 2016, approximately 90% of the plan's assets were invested in fixed-rate investments with durations approximating the duration of its liabilities.

We are planning to make a discretionary contribution of approximately $2 million to our defined benefit pension plan in fiscal 2017, although no contribution is required. After considering all relevant assumptions, we expect that the plan's fiscal 2017 pension expense will be approximately $4.0 million, compared with $4.3 million in fiscal 2016. A 25 basis point change in our discount rate or expected return on plan assets would not have a material impact on our results of operations.

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

Stock-Based Compensation

We measure stock-based compensation cost for equity-based awards on the grant date based on the awards' fair value and recognize expense over the vesting period. We measure stock-based compensation cost for liability-based awards on the grant date based on the awards' fair value and recognize expense over the vesting period. We remeasure the liability for these awards and adjust their fair value at the end of each reporting period until paid. We recognize compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards becomes probable. Determining the probability of award vesting requires judgment, including assumptions about future operating performance. While the assumptions we use to calculate and account for stock-based compensation awards represent management's best estimates, these estimates involve inherent uncertainties and the application of our management's best judgment. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could be materially different in the future.

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

We estimate the fair value of each performance award grant that vests based on a market condition using a Monte Carlo valuation model. The Monte Carlo model incorporates more complex variables than closed-form models such as the Black-Scholes option valuation model used for option grants. The Monte Carlo valuation model simulates a distribution of stock prices to yield an expected distribution of stock prices over the remaining performance period. The stock-paths are simulated using volatilities calculated with historical information using data from a look-back period that is equal to the vesting period. The model assumes a zero-coupon, risk-free interest rate with a term equal to the vesting period. The simulations are repeated many times (100,000 in this Monte Carlo valuation) and the mean of the discounted values is calculated as the grant date fair value for the award. The final payout of the award as calculated by the model is then discounted back to the grant date using the risk-free interest rate.

Both the Monte Carlo and Black-Scholes methodologies are based, in part, on inputs for which there are little or no observable market data, requiring us to develop our own assumptions. Inherent in both of these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.

Recent Accounting Pronouncements

The following is a discussion of the recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that we are currently assessing and which we believe could have a significant impact on our financial statements or related disclosures.

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

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on their balance sheet. The lessee will record an asset for the right to use the underlying asset for the lease term and a liability for the contractual lease payments. This guidance is effective for our fiscal year 2020. We are assessing the impact that this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments. The guidance includes changes to the accounting for income taxes related to share-based payments as well as changes to the presentation of these tax impacts on the statement of cash flows. This guidance will be applicable for our fiscal year 2018. We are assessing the impact that this guidance will have on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 30, 2016, we could be exposed to market risk from changes in interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2017.

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

We are exposed to market risk with respect to commodity and fuel price fluctuations, principally related to commodities we use in producing our products, including steel, wood and polyurethane foam. As commodity prices increase, we determine whether a price increase to our customers to offset these increases is warranted. We do not believe that an increase in these commodity costs would have a material impact on our results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management's Report to Our Shareholders

Management's Responsibility for Financial Information

Management is responsible for the consistency, integrity and preparation of the information contained in this Annual Report on Form 10-K. The consolidated financial statements and other information contained in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States of America and include necessary judgments and estimates by management.

To fulfill our responsibility, we maintain comprehensive systems of internal control designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the benefit derived. We believe our systems of internal control provide this reasonable assurance.

The board of directors exercised its oversight role with respect to our systems of internal control primarily through its audit committee, which is comprised of independent directors. The committee oversees our systems of internal control, accounting practices, financial reporting and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders' investments.

In addition, our consolidated financial statements have been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2016. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 30, 2016, as stated in its report which appears herein.

/s/ Kurt L. Darrow Kurt L. Darrow Chairman, President and Chief Executive Officer June 21, 2016
/s/ Louis M. Riccio Jr. Louis M. Riccio Jr. Senior Vice President and Chief Financial Officer June 21, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 30, 2016 and April 25, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended April 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting on the preceding page. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred income tax balances in fiscal year 2016.

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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Detroit, Michigan June 21, 2016

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
(Amounts in thousands)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014
Sales	$1,525,398	$1,425,395	$1,357,318
Cost of sales
Cost of goods sold	943,290	921,142	888,025
Restructuring	72	(239)	4,839

Total cost of sales	943,362	920,903	892,864

Gross profit	582,036	504,492	464,454
Selling, general and administrative expense	459,140	401,459	375,158
Restructuring	507	(132)	—

Operating income	122,389	103,165	89,296
Interest expense	486	523	548
Interest income	827	1,030	761
Income from Continued Dumping and Subsidy Offset Act, net	102	1,212	—
Other income, net	2,211	744	2,050

Income from continuing operations before income taxes	125,043	105,628	91,559
Income tax expense	44,080	36,954	31,383

Income from continuing operations	80,963	68,674	60,176
Income (loss) from discontinued operations, net of tax	—	3,297	(3,796)

Net income	80,963	71,971	56,380
Net income attributable to noncontrolling interests	(1,711)	(1,198)	(1,324)

Net income attributable to La-Z-Boy Incorporated	$79,252	$70,773	$55,056

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME (Continued)

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014
Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$79,252	$67,476	$58,852
Income (loss) from discontinued operations	—	3,297	(3,796)

Net income attributable to La-Z-Boy Incorporated	$79,252	$70,773	$55,056

Basic weighted average common shares	50,194	51,767	52,386
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.57	$1.30	$1.11
Income (loss) from discontinued operations, net of tax	—	0.06	(0.07)

Basic net income attributable to La-Z-Boy Incorporated per share	$1.57	$1.36	$1.04

Diluted weighted average common shares	50,765	52,346	53,829
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.55	$1.28	$1.09
Income (loss) from discontinued operations, net of tax	—	0.06	(0.07)

Diluted net income attributable to La-Z-Boy Incorporated per share	$1.55	$1.34	$1.02

Dividends declared per share	$0.36	$0.28	$0.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Amounts in thousands)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014
Net income	$80,963	$71,971	$56,380
Other comprehensive income (loss)
Currency translation adjustment	(2,557)	(1,014)	(3,054)
Change in fair value of cash flow hedges, net of tax	274	(507)	(284)
Net unrealized gains (losses) on marketable securities, net of tax	(547)	507	624
Net pension amortization and actuarial gain, net of tax	374	179	6,100

Total other comprehensive income (loss)	(2,456)	(835)	3,386

Total comprehensive income before noncontrolling interests	78,507	71,136	59,766
Comprehensive income attributable to noncontrolling interests	(1,116)	(1,122)	(594)

Comprehensive income attributable to La-Z-Boy Incorporated	$77,391	$70,014	$59,172

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

	As of
(Amounts in thousands, except par value)	4/30/2016	4/25/2015
Current assets
Cash and equivalents	$112,358	$98,302
Restricted cash	8,977	9,636
Receivables, net of allowance of $3,145 at 4/30/16 and $4,622 at 4/25/15	146,545	158,548
Inventories, net	175,589	156,789
Deferred income taxes—current	—	11,255
Other current assets	38,503	41,921

Total current assets	481,972	476,451
Property, plant and equipment, net	171,590	174,036
Goodwill	37,193	15,164
Other intangible assets	8,558	5,458
Deferred income taxes—long-term	41,683	35,072
Other long-term assets, net	59,033	68,423

Total assets	$800,029	$774,604

Current liabilities
Current portion of long-term debt	$290	$397
Accounts payable	44,661	46,168
Accrued expenses and other current liabilities	112,476	108,326

Total current liabilities	157,427	154,891
Long-term debt	513	433
Other long-term liabilities	84,877	86,180
Contingencies and commitments	—	—
Shareholders' equity
Preferred shares—5,000 authorized; none issued	—	—
Common shares, $1 par value—150,000 authorized; 49,331 outstanding at 4/30/16 and 50,747 outstanding at 4/25/15	49,331	50,747
Capital in excess of par value	279,339	270,032
Retained earnings	252,472	235,506
Accumulated other comprehensive loss	(34,000)	(32,139)

Total La-Z-Boy Incorporated shareholders' equity	547,142	524,146
Noncontrolling interests	10,070	8,954

Total equity	557,212	533,100

Total liabilities and equity	$800,029	$774,604

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014
Cash flows from operating activities
Net income	$80,963	$71,971	$56,380
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on disposal of assets	384	(499)	616
Gain on sale of investments	(436)	(214)	(300)
Write-down of long-lived assets	—	—	1,149
Deferred income tax expense (benefit)	4,581	1,030	(216)
Restructuring	579	(360)	8,071
Provision for doubtful accounts	(660)	(2,290)	(2,651)
Depreciation and amortization	26,517	22,283	23,182
Stock-based compensation expense	8,292	6,780	8,739
Pension plan contributions	(7,000)	—	—
Change in receivables	10,730	(2,595)	3,337
Change in inventories	(14,621)	(7,644)	(9,444)
Change in other assets	4,148	4,154	(2,958)
Change in accounts payable	(1,007)	(5,206)	1,704
Change in other liabilities	(109)	(659)	3,223

Net cash provided by operating activities	112,361	86,751	90,832
Cash flows from investing activities
Proceeds from disposals of assets	3,054	9,061	2,233
Proceeds from sale of business	—	—	6,844
Capital expenditures	(24,684)	(70,319)	(33,730)
Purchases of investments	(21,009)	(40,327)	(54,233)
Proceeds from sales of investments	28,721	33,750	34,557
Acquisitions, net of cash acquired	(23,311)	(1,774)	(801)
Change in restricted cash	659	2,936	114

Net cash used for investing activities	(36,570)	(66,673)	(45,016)
Cash flows from financing activities
Payments on debt	(508)	(7,571)	(579)
Payments for debt issuance costs	—	(208)	—
Stock issued for stock and employee benefit plans	420	1,397	3,565
Excess tax benefit on stock option exercises	1,264	1,592	12,935
Purchases of common stock	(44,082)	(51,853)	(32,097)
Dividends paid	(18,141)	(14,513)	(10,514)

Net cash used for financing activities	(61,047)	(71,156)	(26,690)
Effect of exchange rate changes on cash and equivalents	(688)	(281)	(550)

Change in cash and equivalents	14,056	(51,359)	18,576
Cash and equivalents at beginning of period	98,302	149,661	131,085

Cash and equivalents at end of period	$112,358	$98,302	$149,661

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$—	$500	$5,303

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 27, 2013	$52,392	$241,888	$226,044	$(35,496)	$7,140	$491,968
Net income			55,056		1,324	56,380
Other comprehensive income (loss)				4,116	(730)	3,386
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	937	2,395	(4,509)			(1,177)
Purchases of common stock	(1,348)	(3,056)	(27,693)			(32,097)
Stock option and restricted stock expense		8,739				8,739
Tax benefit from exercise of options		12,935				12,935
Dividends paid			(10,514)			(10,514)
Change in noncontrolling interests					98	98

At April 26, 2014	51,981	262,901	238,384	(31,380)	7,832	529,718
Net income			70,773		1,198	71,971
Other comprehensive loss				(759)	(76)	(835)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	898	26	(10,684)			(9,760)
Purchases of common stock	(2,132)	(1,267)	(48,454)			(51,853)
Stock option and restricted stock expense		6,780				6,780
Tax benefit from exercise of options		1,592				1,592
Dividends paid			(14,513)			(14,513)

At April 25, 2015	50,747	270,032	235,506	(32,139)	8,954	533,100
Net income			79,252		1,711	80,963
Other comprehensive loss				(1,861)	(595)	(2,456)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	243	97	(2,068)			(1,728)
Purchases of common stock	(1,659)	(346)	(42,077)			(44,082)
Stock option and restricted stock expense		8,292				8,292
Tax benefit from exercise of options		1,264				1,264
Dividends paid			(18,141)			(18,141)

At April 30, 2016	$49,331	$279,339	$252,472	$(34,000)	$10,070	$557,212

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our" or the "Company") consolidated financial statements. Our fiscal year ends on the last Saturday of April. Our 2016 fiscal year included 53 weeks, whereas fiscal years 2015 and 2014 included 52 weeks. The additional week in fiscal 2016 was included in our fourth quarter.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 70% and 66% of our inventories at April 30, 2016, and April 25, 2015, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The FIFO method of accounting is mainly used for our Retail segment's inventory as well as our England operating unit and our majority owned foreign subsidiaries.

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

We review the carrying value of our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating units in our Upholstery segment (La-Z-Boy and England), our Casegoods segment and each of our retail stores.

Indefinite-Lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in markets we have acquired. We establish the fair value of our trade name and reacquired rights based upon the relief from royalty method. Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores in various geographic markets. The reporting units for our goodwill are the geographic markets the acquired stores become part of upon acquisition, because the operations of the acquired stores benefit these geographic markets. The estimated fair value for the reporting unit is determined based upon discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to measure any such impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

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

Our allowances for credit losses reflect our best estimate of probable losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, historic experience and other currently available evidence. At April 30, 2016, we had no gross notes receivable amounts outstanding. At April 25, 2015, we had gross notes receivable of $1.9 million recorded in receivables on our consolidated balance sheet. We had no allowance for credit losses at April 30, 2016 or at April 25, 2015.

Cost of Sales

Our cost of sales consists primarily of the cost to manufacture or purchase our merchandise, inspection costs, internal transfer costs, in-bound freight costs, outbound shipping costs, as well as warehousing costs, occupancy costs and depreciation expense related to our manufacturing facilities and equipment.

During fiscal 2016 and fiscal 2015, we recorded a benefit related to legal settlements as part of cost of sales. Gross margin benefited 0.3 percentage point and 0.4 percentage point for fiscal 2016 and fiscal 2015, respectively, as a result of legal settlements.

Selling, General and Administrative Expenses

SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses are primarily composed of commissions, advertising, warranty, bad debt expense and compensation and benefits of employees performing various sales functions. Additionally, the occupancy costs of our retail facilities and the warehousing costs of our regional retail distribution

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

centers are included as a component of SG&A. Other general and administrative expenses included in SG&A are composed primarily of compensation and benefit costs for administration employees and other administrative costs.

Other Income, Net

Other income, net, primarily includes foreign currency exchange net gain/loss, as well as all pension costs except for the service cost, which is included in selling, general, and administrative expenses on our consolidated statement of income.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $8.4 million, $8.0 million and $7.9 million for the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014, respectively, and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or ad is first aired or released. Gross advertising expenses were $70.8 million, $63.3 million and $59.6 million for the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014, respectively.

A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which are reimbursing us for about 32% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers' reimbursement portion is reported as a component of sales.

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

We elected the early adoption of accounting guidance issued in November 2015 requiring all deferred income tax assets and liabilities to be presented as noncurrent on our consolidated balance sheet. We are applying this change prospectively beginning with our fiscal 2016 consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

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

Foreign Currency Translation

The functional currency of our Canadian and Mexico subsidiaries is the U.S. dollar. Transaction gains and losses associated with translating our Canadian and Mexico subsidiaries' assets and liabilities, which are non-U.S. dollar denominated, are recorded in other income, net in our consolidated statement of income. The functional currency of each of our other foreign subsidiaries is its respective local currency. Assets and liabilities of those subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period, with the corresponding translation effect included as a component of other comprehensive income. In connection with our Mexico subsidiary we have entered into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted expenses.

Accounting for Stock-Based Compensation

We estimate the fair value of equity-based awards, including option awards and stock-based awards that vest based on market conditions, on the date of grant using option-pricing models. The value of the portion of the equity-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income using a straight-line single-option method. We measure stock-based compensation cost for liability-based awards based on the fair value of the award on the grant date and recognize it as expense over the vesting period. The liability for these awards is remeasured and adjusted to its fair value at the end of each reporting period until paid. We record compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards become probable.

Commitments and Contingencies

We establish an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. As a litigation matter develops, we, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation matter is deemed to be both probable and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

estimable, we will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

Discontinued Operations

During fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit and classified Lea Industries as held for sale. The assets and liabilities of Lea Industries were reported in business held for sale in our fiscal 2014 consolidated balance sheet. We were unable to find a buyer for our Lea Industries business, and therefore we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015. The operating results of both Bauhaus and Lea Industries are reported as discontinued operations in our consolidated statement of income for fiscal 2015 and fiscal 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal year 2019. We are assessing the impact that this guidance will have on our consolidated financial statements and financial statement disclosures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our unrealized loss as of April 30, 2016, adoption of this standard would be immaterial to our consolidated financial statements. Adoption of this standard will be required for our fiscal year 2019 financial statements.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on their balance sheet. The lessee will record an asset for the right to use the underlying asset for the lease term and a liability for the contractual lease payments. This guidance is effective for our fiscal year 2020. We are assessing the impact that this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments. The guidance includes changes to the accounting for income taxes related to share-based payments as well as changes to the presentation of these tax impacts on the statement of cash flows. This guidance will be applicable for our fiscal year 2018. We are assessing the impact that this guidance will have on our consolidated financial statements.

Note 2: Acquisitions

During fiscal 2016, we acquired the assets of four independent operators of 11 La-Z-Boy Furniture Galleries® stores in Colorado, Wisconsin, North and South Carolina, and Ohio for $26.3 million, composed of $23.3 million of cash and $3.0 million of forgiveness of certain of these dealers' accounts receivable and prepaid expenses. We began including the 11 stores in our Retail segment results upon acquisition.

Prior to the acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers' other assets. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $3.1 million related to these reacquired rights. We also recognized $22.0 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired stores and the anticipated future benefits of these synergies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Acquisitions (Continued)

We based the purchase price allocations on fair values at the dates of acquisition and summarized them in the following table:

(Amounts in thousands)	Fiscal 2016 Acquisitions
Current assets	$4,146
Goodwill and other intangible assets	25,129
Property, plant, and equipment	202

Total assets acquired	29,477
Current liabilities	(3,217)

Net assets acquired	$26,260

During fiscal 2015, we acquired the assets of two independent La-Z-Boy Furniture Galleries® dealers in exchange for $1.8 million in cash and forgiveness of these dealers' net accounts and notes receivable of $1.0 million. We reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in those markets as a result of the acquisitions. In our Retail segment, we recorded an indefinite-lived intangible asset of $1.0 million related to these reacquired rights and $1.2 million of goodwill.

During fiscal 2014, we acquired the assets of two independent La-Z-Boy Furniture Galleries® dealers in exchange for $0.8 million in cash and forgiveness of net accounts and notes receivable of $3.0 million. We reacquired the right to own and operate La-Z-Boy Furniture Galleries® stores in those markets as a result of the acquisitions. We recorded an indefinite-lived intangible asset of $1.1 million in our Retail segment related to these reacquired rights and goodwill of $1.1 million.

All of these indefinite-lived intangible assets and goodwill assets will be amortized and deducted for federal income tax purposes over 15 years. All acquired stores were included in our Retail segment results upon acquisition.

Purchase price allocations are not presented for the fiscal 2015 and fiscal 2014 acquisitions as they were not material to our consolidated balance sheet. All of the above acquisitions were not material to our financial position or our results of operations, and therefore, pro-forma financial information is not presented. The net notes and accounts receivable acquired are considered non-cash investing activities as they relate to our consolidated statement of cash flows.

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

We have recorded pre-tax restructuring charges of $8.3 million ($5.4 million after tax) since the inception of this restructuring plan, with $5.1 million pre-tax ($3.3 million after tax) related to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Restructuring (Continued)

continuing operations and $3.2 million pre-tax ($2.1 million after tax) related to discontinued operations. These charges relate to severance and benefit-related costs, rent for an idled showroom, rent for an idled office building, and various asset write-downs, including fixed assets, inventory and trade names. The pre-tax restructuring income recorded in fiscal 2015 mainly related to gains on the sale of the North Wilkesboro warehouse, as well as inventory recoveries. These items were partly offset by severance and benefit related costs and rent expense related to an idled showroom.

The table below details the total pre-tax restructuring (income)/expense recorded by type for the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014:

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Fixed asset (recoveries) write-downs	$132	$(987)	$2,272
Inventory (recoveries) write-downs	(43)	(578)	2,216
Other	490	1,194	351

Total restructuring—continuing operations	579	(371)	4,839
Inventory write-downs	—	—	1,804
Trade name write-down	—	—	1,265
Other	—	11	163

Total restructuring—discontinued operations	—	11	3,232

Total restructuring expense (income)	$579	$(360)	$8,071

We had $0.1 million of restructuring liability remaining as of April 30, 2016, related to severance and warranty. We expect the severance liability to be settled by the end of the second quarter of fiscal 2017. The warranty liability will remain until it is either used by warranty claims or the warranty period expires, whichever occurs first.

Note 4: Discontinued Operations

During the fourth quarter of fiscal 2014, we sold substantially all of the assets of our Bauhaus U.S.A. business unit to a group of investors and classified Lea Industries, a division of La-Z-Boy Casegoods, Inc., (formerly La-Z-Boy Greensboro, Inc.), as held for sale while we marketed that business for sale. We were unable to find a buyer for our Lea Industries business, and instead we liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015 (see Note 3 for additional information).

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

The operating results of Bauhaus and Lea Industries are reported as discontinued operations for fiscal 2015 and fiscal 2014. We had historically reported the results of our Bauhaus business unit as a component of our Upholstery segment and Lea Industries as a component of our Casegoods segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4: Discontinued Operations (Continued)

In fiscal 2015, we recorded $3.8 million of income in discontinued operations related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007, and reported it as discontinued operations at that time. The income related to the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"), which provided for distribution of duties, collected by U.S. Customs and Border Protection from antidumping cases, to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. When we sold American Furniture Company, Incorporated our contract provided that we would receive a portion of any such duties to which that entity was entitled. The remainder of the CDSOA income reported in discontinued operations in fiscal 2015 related to Lea Industries.

The results of our discontinued operations for the fiscal years ended April 25, 2015, and April 26, 2014, were as follows:

(Amounts in thousands)	4/25/2015	4/26/2014
Net sales	$7,850	$50,587
Operating income (loss) from discontinued operations	$869	$(6,032)
Interest expense	8	—
Income from Continued Dumping and Subsidy Offset Act, net	4,211	—
Income tax benefit (expense)	(1,775)	2,236

Income (loss) from discontinued operations, net of tax	$3,297	$(3,796)

Operating income from discontinued operations in fiscal 2014 included a $3.3 million restructuring charge (see Note 3 for additional information).

In the consolidated statement of cash flows, the activity of these operating units was included along with our activity from continuing operations for fiscal 2015 and fiscal 2014.

Note 5: Inventories

	As of
(Amounts in thousands)	4/30/2016	4/25/2015
Raw materials	$87,905	$75,024
Work in process	11,591	14,310
Finished goods	97,861	92,295

FIFO inventories	197,357	181,629
Excess of FIFO over LIFO	(21,768)	(24,840)

Total inventories	$175,589	$156,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Property, Plant and Equipment

		As of
	Estimated Useful Lives
(Amounts in thousands)		4/30/2016	4/25/2015
Buildings and building fixtures	3 - 40 years	$192,211	$202,482
Machinery and equipment	3 - 15 years	143,561	142,949
Information systems and software	3 - 10 years	72,275	72,200
Land	—	14,346	15,409
Land improvements	3 - 30 years	15,007	14,747
Transportation equipment	3 - 10 years	15,728	17,051
Furniture and fixtures	3 - 15 years	19,397	20,996
Construction in progress		10,465	14,195

		482,990	500,029
Accumulated depreciation		(311,400)	(325,993)

Net property, plant and equipment		$171,590	$174,036

Depreciation expense from continuing operations for the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014, was $23.3 million, $19.3 million, and $19.3 million, respectively.

Note 7: Goodwill and Other Intangible Assets

Our goodwill and reacquired right assets on our consolidated balance sheet relates to acquisitions of La-Z-Boy Furniture Galleries® stores over the past several fiscal years. Details about these acquisitions can be found in Note 2. Our other intangible assets also include a trade name for American Drew.

We test goodwill annually for impairment, using a qualitative approach for some items of goodwill and a quantitative two-step approach for the rest. The key assumptions used in the two-step assessment of our goodwill at April 30, 2016 were a discount rate of 8.4% and a terminal growth rate of 2.0%. For our goodwill that was tested using a qualitative approach, we began by comparing the fair value of our reporting units to the carrying value in the prior year. We then reviewed the reporting unit for significant deterioration of the economic environment in which it operates or for an increased competitive environment, as well as general economic conditions associated with the reporting unit. Additionally, we reviewed the overall financial performance of the reporting unit and the expected future performance of the reporting unit, as well as whether or not there was a change in the overall composition of the reporting unit. The relative fair value of our reporting units significantly exceeds the carrying value of our goodwill as of April 30, 2016. All of our goodwill relates to our Retail segment. We did not have any goodwill impairment in fiscal 2014, fiscal 2015, or fiscal 2016.

The following is a roll-forward of goodwill for the fiscal years ended April 30, 2016, and April 25, 2015:

(Amounts in thousands)	Goodwill
Balance at April 26, 2014	$13,923
Acquisitions	1,241

Balance at April 25, 2015	15,164
Acquisitions	22,029

Balance at April 30, 2016	$37,193

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Goodwill and Other Intangible Assets (Continued)

The following is a roll-forward of other indefinite-lived intangible assets for the fiscal years ended April 30, 2016, and April 25, 2015:

(Amounts in thousands)	Trade Names	Reacquired Rights	Total Other Intangible Assets
Balance at April 26, 2014	$1,306	$3,238	$4,544
Acquisitions	—	1,025	1,025
Impairment charges	(111)	—	(111)

Balance at April 25, 2015	1,195	4,263	5,458
Acquisitions	—	3,100	3,100

Balance at April 30, 2016	$1,195	$7,363	$8,558

The impairment charge recorded in fiscal 2015 related to our American Drew trade name, as a result of our annual impairment assessment.

Note 8: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet. The following summarizes our investments at April 30, 2016, and April 25, 2015:

(Amounts in thousands)	4/30/2016	4/25/2015
Short-term investments:
Available-for-sale investments	$13,491	$16,763
Trading securities	—	1,127
Held-to-maturity investments	1,826	—

Total short-term investments	15,317	17,890
Long-term investments:
Available-for-sale investments	31,659	43,305

Total available-for-sale and trading investments	$46,976	$61,195

Investments to enhance returns on cash	$33,583	$45,490
Investments to fund compensation/retirement plans	$13,393	$15,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Investments (Continued)

The following is a summary of the unrealized gain, unrealized losses, and fair value by investment type at April 30, 2016, and April 25, 2015:

Fiscal 2016

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,231	$(135)	$8,150
Fixed income	176	(9)	36,527
Mutual funds	—	—	—
Other	1	(21)	2,299

Total securities	$1,408	$(165)	$46,976

Fiscal 2015

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,014	$(78)	$9,251
Fixed income	224	(14)	50,358
Mutual funds	—	—	1,127
Other	1	(22)	459

Total securities	$2,239	$(114)	$61,195

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Proceeds from sales	$28,721	$33,750	$34,557
Gross realized gains	997	285	857
Gross realized losses	(561)	(74)	(559)

The fair value of fixed income available-for-sale securities by contractual maturity was $13.6 million within one year, $21.2 million within two to five years, $1.5 million within six to ten years and $0.2 million thereafter.

Note 9: Accrued Expenses and Other Current Liabilities

	As of
(Amounts in thousands)	4/30/2016	4/25/2015
Payroll and other compensation	$45,611	$40,711
Accrued product warranty, current portion	12,381	10,182
Customer deposits	20,961	23,722
Other current liabilities	33,523	33,711

Accrued expenses and other current liabilities	$112,476	$108,326

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Accrued Expenses and Other Current Liabilities (Continued)

Included in other current liabilities at April 25, 2015, was a book overdraft of $7.3 million for outstanding checks.

Note 10: Debt

	As of
(Amounts in thousands)	4/30/2016	4/25/2015
Capital leases	$803	$830
Less: current portion	(290)	(397)

Long-term debt	$513	$433

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. We amended this agreement on December 30, 2014, extending its maturity date to December 30, 2019. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 30, 2016, and at April 25, 2015, we were not subject to the fixed charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $146.9 million of the $150.0 million credit commitment.

In the first quarter of fiscal 2015, we paid our remaining industrial revenue bond that was used to finance the construction of some of our manufacturing facilities.

Capital leases consist primarily of long-term commitments for the purchase of information technology equipment and have maturities ranging from fiscal 2017 to fiscal 2021. Interest rates range from 2.7% to 7.6%.

Maturities of long-term capital leases, subsequent to April 30, 2016, are $0.2 million in fiscal 2018, $0.2 million in fiscal 2019, $0.1 million in fiscal 2020, and less than $0.1 million in fiscal 2021.

Cash paid for interest during fiscal years 2016, 2015 and 2014 was $0.5 million in each fiscal year.

Note 11: Operating Leases

We have operating leases for one manufacturing facility, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation equipment, information technology and other equipment. The operating leases expire at various dates through fiscal 2032. We have certain retail facilities which we sublease to outside parties. The total rent liability included in other long-term liabilities as of April 30, 2016, and April 25, 2015, was $14.8 million and $13.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Operating Leases (Continued)

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2017	$63,256	$3,969
2018	60,817	3,906
2019	54,574	3,906
2020	48,032	3,934
2021	44,238	3,309
2022 and beyond	105,461	4,969

Total	$376,378	$23,993

Rental expense and rental income from continuing operations for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Rental expense	$62,953	$55,808	$51,132
Rental income	4,650	4,966	5,138

Both our rental expense and rental income are included in selling, general, and administrative expense in our consolidated statement of income.

Note 12: Retirement and Welfare Plans

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. We also make supplemental contributions to this plan for eligible employees based on achievement of operating performance targets.

A performance compensation retirement plan ("PCRP") is maintained for eligible highly compensated employees. The company contributions to this plan are based on achievement of performance targets. As of April 30, 2016, and April 25, 2015, we had $6.9 million and $3.9 million, respectively, of obligations for this plan included in other long-term liabilities.

We also maintain an executive deferred compensation plan for eligible highly compensated employees. An element of this plan allows contributions for eligible highly compensated employees. As of April 30, 2016, and April 25, 2015, we had $16.3 million and $15.6 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts related to this plan and the PCRP at April 30, 2016, and at April 25, 2015, with cash surrender values of $21.0 million and $17.4 million, respectively, which are included in other long-term assets. Mutual funds related to this plan are considered trading securities and are included in other current assets. At April 30, 2016, this plan had no mutual funds and at April 25, 2015, the market value of these mutual funds was $1.1 million.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $17.4 million and $17.5 million at April 30, 2016, and April 25, 2015, respectively, which represented the unfunded projected benefit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Retirement and Welfare Plans (Continued)

obligation of this plan. During fiscal 2016, the total cost recognized for this plan was $0.9 million, which primarily related to interest cost. The actuarial loss recognized in accumulated other comprehensive loss was $0.4 million and the benefit payments during the year were $1.1 million. Benefit payments are scheduled to be approximately $1.1 million annually for the next ten years. The discount rate used to determine the obligations under this plan was 3.7% as of the end of fiscal 2016. During fiscal 2015, the total cost recognized for this plan was $0.8 million, which primarily related to interest cost. The actuarial loss recognized in accumulated other comprehensive loss was $1.7 million and the benefit payments during the year were $1.1 million. The discount rate used to determine the obligations under this plan was 3.9% as of the end of fiscal 2015. This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (see Notes 8 and 20). We are not required to fund the non-qualified defined benefit retirement plan in fiscal year 2017; however, we have the discretion to make contributions to the Rabbi trust.

We also maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating unit. This plan is closed to new participants, but active participants continue to earn service credit. The measurement dates for the pension plan assets and benefit obligations were April 30, 2016, and April 25, 2015, in fiscal 2016 and fiscal 2015, respectively.

The changes in plan assets and benefit obligations were recognized in accumulated other comprehensive loss as follows (pre-tax) (for the fiscal years ended):

(Amounts in thousands)	4/30/2016	4/25/2015
Beginning of year net actuarial loss	$37,602	$39,425
Net current year actuarial loss	2,249	836
Amortization of actuarial loss	(3,001)	(2,659)

End of year net actuarial loss	$36,850	$37,602

In fiscal 2017, we expect to amortize $3.1 million of unrecognized actuarial losses as a component of pension expense.

The combined net periodic pension cost and retirement costs for retirement plans related to continuing operations were as follows (for the fiscal years ended):

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Service cost	$1,358	$1,114	$1,241
Interest cost	4,938	5,070	4,822
Expected return on plan assets	(4,997)	(5,077)	(6,800)
Net amortization and deferral	3,001	2,658	3,388

Net periodic pension cost (hourly plan)	4,300	3,765	2,651
401(k)*	6,657	6,270	5,802
PCRP*	3,088	1,377	2,513
Other*	318	124	223

Total retirement costs (excluding non-qualified defined benefit retirement plan)	$14,363	$11,536	$11,189

*
Not determined by an actuary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Retirement and Welfare Plans (Continued)

The funded status of the defined benefit pension plan for eligible factory hourly employees was as follows:

(Amounts in thousands)	4/30/2016	4/25/2015
Change in benefit obligation
Benefit obligation at beginning of year	$121,080	$116,870
Service cost	1,358	1,114
Interest cost	4,938	5,070
Actuarial loss	221	3,664
Benefits paid	(10,808)	(5,638)
Administrative expenses	(418)	—

Benefit obligation at end of year	116,371	121,080
Change in plan assets
Fair value of plan assets at beginning of year	113,742	111,474
Actual return on plan assets	2,968	7,906
Employer contributions	7,000	—
Benefits paid	(10,808)	(5,638)
Administrative expenses	(418)	—

Fair value of plan assets at end of year	112,484	113,742

Funded status	$(3,887)	$(7,338)

Amounts included on the consolidated balance sheet related to the defined benefit pension plan for eligible factory hourly employees consist of:

(Amounts in thousands)	4/30/2016	4/25/2015
Other long-term liabilities	$(3,887)	$(7,338)

The actuarial assumptions for the defined benefit pension plan for eligible factory hourly employees were as follows (for the fiscal years ended):

	4/30/2016	4/25/2015	4/26/2014
Discount rate used to determine benefit obligations	4.1%	4.2%	4.4%
Discount rate used to determine net benefit cost	4.2%	4.4%	4.0%
Long-term rate of return	4.3%	4.7%	4.7%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Retirement and Welfare Plans (Continued)

Our investment objective is to minimize the volatility of the value of our pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits by matching the characteristics of our assets relative to our liabilities. At the end of fiscal 2016, approximately 90% of the plan's assets were invested in fixed rate investments with a duration that approximates the duration of its liabilities, and the remainder of the assets was invested in equity investments.

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

The following table presents the fair value of the assets in our defined benefit pension plan for eligible factory hourly employees at April 30, 2016, and April 25, 2015. The various levels of the fair value hierarchy are described in Note 20.

Fiscal 2016

(Amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Cash and equivalents	$3,239	$15,440	$—
Equity funds	19,505	42	—
Debt funds	—	74,258	—

Total	$22,744	$89,740	$—

(a)
There were no transfers between Level 1 and Level 2 during fiscal 2016.

Fiscal 2015

(Amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Cash and equivalents	$149	$3,685	$—
Equity funds	23,120	7,702	—
Debt funds	—	79,086	—

Total	$23,269	$90,473	$—

(b)
There were no transfers between Level 1 and Level 2 during fiscal 2015.

Level 1 retirement plan assets include U.S. currency held by a designated trustee and equity funds of common and preferred securities issued by U.S. and non-U.S. corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Retirement and Welfare Plans (Continued)

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

Our funding policy is to contribute to our defined benefit pension plan amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we determine to be appropriate. During fiscal 2016, we voluntarily contributed $7 million to our defined benefit pension plan, and we currently expect to voluntarily contribute approximately $2 million to our defined benefit pension plan during fiscal 2017.

The expected benefit payments by our defined benefit pension plan for eligible factory hourly employees for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2017	$6,311
2018	6,451
2019	6,608
2020	6,752
2021	6,874
2022 to 2026	35,659

$68,655

Note 13: Product Warranties

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13: Product Warranties (Continued)

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/30/2016	4/25/2015
Balance as of the beginning of the year	$16,870	$16,013
Accruals during the year	23,592	19,017
Accrual adjustments	—	(953)
Settlements during the year	(19,951)	(17,207)

Balance as of the end of the year	$20,511	$16,870

As of April 30, 2016, and April 25, 2015, we included $12.4 million and $10.2 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

Note 14: Contingencies and Commitments

We have been named as a defendant in various lawsuits arising in the ordinary course of business and as a potentially responsible party at certain environmental clean-up sites, the effect of which are not considered significant. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal and environmental matters, and we currently do not believe it is probable that we will have any additional loss for legal or environmental matters that would be material to our consolidated financial statements.

In view of the inherent difficulty of predicting the outcome of litigation, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories, we generally cannot predict the eventual outcome, timing, or related loss, if any, of pending matters.

We recognized expense of $5.5 million in fiscal 2016, excluding internal and external legal fees, following the verdict in a civil lawsuit, which was previously announced. The verdict in the civil lawsuit has not been affirmed by the court. We had not accrued for this liability prior to the verdict because we did not believe we were liable. The $5.5 million is recorded as a component of accrued expenses and other current liabilities on our consolidated balance sheet.

Note 15: Stock-Based Compensation

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Stock-Based Compensation (Continued)

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income (for the fiscal years ended):

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Equity-based awards expense	$8,292	$6,780	$8,739
Liability-based awards expense	1,355	4,597	5,736

Total stock-based compensation expense	$9,647	$11,377	$14,475

Stock Options.    The La-Z-Boy Incorporated 2010 Omnibus Incentive Plan authorizes grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. We granted 426,539 stock options to employees during the first quarter of fiscal 2016, and we also have stock options outstanding from previous grants. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement-eligible employees immediately. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of five or ten years.

Stock option expense recognized in selling, general and administrative expense for fiscal 2016, fiscal 2015, and fiscal 2014 was $3.2 million, $3.0 million, and $2.1 million, respectively. We received $0.4 million, $1.4 million, and $3.6 million in cash during fiscal 2016, fiscal 2015, and fiscal 2014, respectively, for exercises of stock options.

Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 25, 2015	1,039	$16.15	7.6	$11,773
Granted	427	26.69
Canceled	(16)	25.71
Exercised	(39)	10.75		622

Outstanding at April 30, 2016	1,411	$19.39	7.4	$9,489

Exercisable at April 30, 2016	597	$13.26	6.0	$7,529

The aggregate intrinsic value of options exercised was $2.0 million and $8.3 million in fiscal 2015 and fiscal 2014, respectively. As of April 30, 2016, our total unrecognized compensation cost related to non-vested stock option awards was $2.6 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.8 years. During the year ended April 30, 2016, 0.3 million shares vested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Stock-Based Compensation (Continued)

The fair value of stock options granted during fiscal 2016, fiscal 2015, and fiscal 2014 were calculated using the following assumptions:

	Fiscal 2016 Grant	Fiscal 2015 Grant	Fiscal 2014 Grant
Risk-free interest rate	1.54%	1.59%	0.84%
Dividend rate	1.20%	1.00%	0.84%
Expected life in years	5.0	5.0	5.0
Stock price volatility	44.37%	54.40%	81.27%
Fair value per share	$9.69	$10.45	$11.63

Stock Appreciation Rights.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award stock appreciation rights to certain employees. We did not grant any SARs to employees during fiscal 2016, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period. We recognized compensation expense of $0.1 million, $0.7 million, and $1.1 million related to SARs in selling, general and administrative expense for the years ended April 30, 2016, April 25, 2015, and April 26, 2014, respectively. Our unrecognized compensation cost at April 30, 2016, related to SARs was $0.2 million based on the fair value on that date, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 0.9 years.

In fiscal 2014 and fiscal 2013, we granted SARs as described in our Annual Reports on Form 10-K for the fiscal years ended April 26, 2014, and April 27, 2013, respectively. At April 30, 2016, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

	Fiscal 2014 Grant	Fiscal 2013 Grant
Risk-free interest rate	0.88%	0.66%
Dividend rate	1.55%	1.55%
Expected life in years	2.1	1.2
Stock price volatility	30.77%	30.56%
Fair value per share	$7.82	$13.54

Restricted Stock.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted common shares to certain employees. We awarded 102,063 shares of restricted stock to employees during fiscal 2016. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting, they will be settled in common shares. The fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Stock-Based Compensation (Continued)

value of the restricted stock that was awarded in the first quarter of fiscal 2016 was $26.69 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years. We recorded expense related to the restricted stock in selling, general and administrative expense of $1.1 million, $0.8 million, and $0.5 million during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Our unrecognized compensation cost at April 30, 2016, related to restricted shares was $3.3 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.9 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 30, 2016:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 25, 2015	142	$20.50
Granted	102	26.46
Vested	(57)	16.07
Canceled	(18)	24.07

Non-vested shares at April 30, 2016	169	$25.22

Restricted Stock Units.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted stock units to certain employees and our non-employee directors.

We did not grant any restricted stock units to employees during fiscal 2016, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at April 30, 2016, was $25.87, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years. We recognized compensation expense related to restricted stock units granted to employees of $1.4 million, $1.5 million, and $1.6 million in selling, general and administrative expense for the years ended April 30, 2016, April 25, 2015, and April 26, 2014, respectively. Our unrecognized compensation cost at April 30, 2016, related to employee restricted stock units was $0.9 million based on the market value (intrinsic value) on that date, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.0 year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Stock-Based Compensation (Continued)

The following table summarizes information about non-vested stock units as of and for the year ended April 30, 2016:

	Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested units at April 25, 2015	146	$16.12
Vested	(58)	15.40
Canceled	(11)	16.55

Non-vested units at April 30, 2016	77	$16.61

Restricted stock units granted to directors are offered at no cost to the directors and vest when a director leaves the board. During fiscal 2016, fiscal 2015, and fiscal 2014 we granted less than 0.1 million restricted stock units each year to our non-employee directors. We account for these restricted stock units as equity-based awards as they will be settled in shares of our common stock upon vesting. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $27.74, $21.81, and $21.20 for the awards granted in fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Our expense relating to the non-employee directors restricted stock units which we recorded in selling, general and administrative expense was $0.6 million in fiscal 2016 and $0.7 million in fiscal 2015 and fiscal 2014.

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

Performance-based awards granted (Shares/units in thousands)	Units	Shares
Fiscal 2014 grant	35	191
Fiscal 2015 grant	—	192
Fiscal 2016 grant	—	182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Stock-Based Compensation (Continued)

Based on our financial results for fiscal 2016, certain performance conditions were met for some of our outstanding performance-based awards. The number of awards earned based on performance conditions were as follows:

Performance-based awards earned (Shares/units in thousands)	Shares/Units
Fiscal 2014 performance-based shares	159
Fiscal 2014 performance-based units	24
Fiscal 2015 performance-based shares	64
Fiscal 2016 performance-based shares	80

The fiscal 2014, fiscal 2015, and fiscal 2016 shares will be settled in shares and the fiscal 2014 units will be settled in cash if service conditions are met, requiring employees to remain employed with the company through the end of the three-year-performance periods.

We account for performance-based shares as equity-based awards because upon vesting, they will be settled in common shares. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2016, fiscal 2015, and fiscal 2014 that vest based on attaining performance goals was $25.73, $22.91, and $18.58, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share's fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2016, fiscal 2015, and fiscal 2014 grants of shares that vest based on market conditions was $34.40, $29.64, and $26.08, respectively. Our unrecognized compensation cost at April 30, 2016, related to performance-based shares was $4.6 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.4 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Fiscal 2012 grant	$—	$—	$3,603
Fiscal 2013 grant	—	568	849
Fiscal 2014 grant	926	769	1,006
Fiscal 2015 grant	840	908	—
Fiscal 2016 grant	1,610	—	—

Total expense	$3,376	$2,245	$5,458

We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. The fair value of each unit we granted in fiscal 2014 that vest based on attaining performance goals was $25.77, the market value of our common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Stock-Based Compensation (Continued)

shares on the last day of the reporting period less the dividends we expect to pay before the awards vest. For performance-based units that vest based on market conditions, we use a Monte Carlo valuation model to estimate each unit's fair value as of the last day of the reporting period. We re-measure and adjust the liability for these units based on the Monte Carlo valuation at the end of each reporting period until the units are settled. Based on the Monte Carlo model, the fair value at April 30, 2016, of the fiscal 2014 grant of units that vest based on market conditions was $46.64. During fiscal 2016, we recognized no expense related to performance-based units due to the cost of the units being offset by declines in their fair value during the year. In fiscal 2015 and fiscal 2014, we recognized $2.0 million and $2.2 million, respectively, of expense related to performance-based units.

Previously Granted Deferred Stock Units.    We account for awards under our deferred stock unit plan for non-employee directors as liability-based awards because upon exercise these awards will be paid in cash. We measure and recognize compensation expense based on the market price of our common stock on the grant date. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 30, 2016, we had 0.1 million deferred stock units outstanding. We recorded (income)/expense relating to deferred stock units in selling, general and administrative of $(0.2) million, $0.4 million, and $0.8 million during fiscal 2016, fiscal 2015, and fiscal 2014, respectively. Our liability related to these awards was $2.6 million and $3.4 million at April 30, 2016, and April 25, 2015, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014, were as follows:

(Amounts in thousands)	Translation Adjustment	Change in Fair Value of Cash Flow Hedge	Unrealized Gain on Marketable Securities	Net Pension Amortization and Net Actuarial Loss	Accumulated Other Comprehensive Loss
Balance at April 27, 2013	$4,779	$231	$474	$(40,980)	$(35,496)
Changes before reclassifications	(2,324)	(780)	1,308	6,286	4,490
Amounts reclassified to net income	—	321	(300)	3,566	3,587
Tax effect	—	175	(384)	(3,752)	(3,961)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,324)	(284)	624	6,100	4,116

Balance at April 26, 2014	2,455	(53)	1,098	(34,880)	(31,380)
Changes before reclassifications	(938)	(1,857)	1,033	(2,517)	(4,279)
Amounts reclassified to net income	—	1,038	(214)	2,806	3,630
Tax effect	—	312	(312)	(110)	(110)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(938)	(507)	507	179	(759)

Balance at April 25, 2015	1,517	(560)	1,605	(34,701)	(32,139)
Changes before reclassifications	(1,962)	(1,711)	(447)	(2,612)	(6,732)
Amounts reclassified to net income	—	2,154	(436)	3,216	4,934
Tax effect	—	(169)	336	(230)	(63)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,962)	274	(547)	374	(1,861)

Balance at April 30, 2016	$(445)	$(286)	$1,058	$(34,327)	$(34,000)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest at April 30, 2016, April 25, 2015, and April 26, 2014 were as follows:

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Balance as of the beginning of the year	$8,954	$7,832	$7,140
Net income	1,711	1,198	1,324
Other comprehensive income	(595)	(76)	(730)
Change in non-controlling interest	—	—	98

Balance as of the end of the year	$10,070	$8,954	$7,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Segment Information

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

Retail Segment.    The Retail segment consists of 124 company-owned La-Z-Boy Furniture Galleries® stores. During fiscal 2016, fiscal 2015, and fiscal 2014, we acquired La-Z-Boy Furniture Galleries® stores in various markets. All of these acquired stores were previously independently owned and operated (see Note 2 for more detail related to these acquisitions). The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through the retail network.

Restructuring.    During fiscal 2014, we committed to a restructuring of our casegoods business to transition to an all-import model for our wood furniture. In fiscal 2016 and fiscal 2014, we recorded restructuring charges of $0.6 million and $4.8 million, respectively, and restructuring income of $0.4 million in fiscal 2015, related to continuing operations (see Note 3 for additional information). We do not include restructuring costs in the results of our reportable segments.

The accounting policies of the operating segments are the same as those described in Note 1. We account for intersegment revenue transactions between our segments consistent with independent third party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the appropriate Upholstery or Casegoods segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, income from continued dumping and subsidy offset act, other income (expense) and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and other intangible assets. Our unallocated assets include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Segment Information (Continued)

deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets. Sales are attributed to countries on the basis of the customer's location.

	Year Ended
(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Sales
Upholstery segment:
Sales to external customers	$1,027,615	$990,237	$959,118
Intersegment sales	188,190	161,565	139,932

Upholstery segment sales	1,215,805	1,151,802	1,099,050

Casegoods segment:
Sales to external customers	92,601	98,886	97,095
Intersegment sales	9,939	10,827	9,657

Casegoods segment sales	102,540	109,713	106,752

Retail segment sales	402,479	333,978	298,642
Corporate and Other:
Sales to external customers	2,703	2,294	2,463
Intersegment sales	3,720	—	—

Corporate and Other sales	6,423	2,294	2,463

Eliminations	(201,849)	(172,392)	(149,589)

Consolidated sales	$1,525,398	$1,425,395	$1,357,318

Operating Income (Loss)
Upholstery segment	$134,193	$121,403	$117,688
Casegoods segment	7,734	6,408	3,397
Retail segment	25,567	11,466	11,128
Restructuring	(579)	371	(4,839)
Corporate and Other	(44,526)	(36,483)	(38,078)

Consolidated operating income	122,389	103,165	89,296
Interest expense	486	523	548
Interest income	827	1,030	761
Income from Continued Dumping and Subsidy Offset Act, net	102	1,212	—
Other income, net	2,211	744	2,050

Income from continuing operations before income taxes	$125,043	$105,628	$91,559

Depreciation and Amortization
Upholstery segment	$13,559	$12,669	$13,778
Casegoods segment	874	813	1,171
Retail segment	2,800	2,910	2,520
Corporate and Other	9,284	5,891	5,566

Consolidated depreciation and amortization	$26,517	$22,283	$23,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Segment Information (Continued)

	Year Ended
(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Capital Expenditures
Upholstery segment	$14,744	$14,979	$6,579
Casegoods segment	562	1,149	149
Retail segment	3,245	2,993	4,379
Corporate and Other	6,133	51,198	22,623

Consolidated capital expenditures	$24,684	$70,319	$33,730

Assets
Upholstery segment	$323,411	$317,102	$305,814
Casegoods segment	51,165	48,403	53,299
Retail segment	146,963	126,189	119,816
Unallocated assets	278,490	282,910	292,366

Consolidated assets	$800,029	$774,604	$771,295

Long-Lived Assets by Geographic Location
Domestic	$211,021	$187,224	$147,538
International	7,443	8,359	6,805

Consolidated long-lived assets	$218,464	$195,583	$154,343

Sales by Country
United States	89%	87%	86%
Canada	7%	7%	8%
Other	4%	6%	6%

Total	100%	100%	100%

Note 18: Income Taxes

Income from continuing operations before income taxes consists of the following (for the fiscal years ended):

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
United States	$115,750	$96,605	$82,705
Foreign	9,293	9,023	8,854

Total	$125,043	$105,628	$91,559

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Income Taxes (Continued)

Income tax expense (benefit) applicable to continuing operations consists of the following components (for the fiscal years ended):

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Federal:
—current	$32,403	$28,887	$24,695
—deferred	3,559	406	1,495
State:
—current	4,750	4,573	5,345
—deferred	859	637	(2,082)
Foreign:
—current	2,345	2,281	1,375
—deferred	164	170	555

Total income tax expense	$44,080	$36,954	$31,383

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended
(% of income from continuing operations before income taxes)
	4/30/2016	4/25/2015	4/26/2014
Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	3.4	3.5	3.1
U.S. manufacturing benefit	(2.5)	(2.1)	(1.0)
Change in valuation allowance	(0.3)	(0.4)	(1.2)
Miscellaneous items	(0.3)	(1.0)	(1.6)

Effective tax rate	35.3%	35.0%	34.3%

For our foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $24.7 million of the earnings. The potential deferred tax attributable to these earnings would be approximately $3.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Income Taxes (Continued)

The primary components of our deferred tax assets and (liabilities) were as follows:

	As of
(Amounts in thousands)	4/30/2016	4/25/2015
Assets
Deferred and other compensation	$25,032	$22,085
Allowance for doubtful accounts	1,560	2,255
State income tax—net operating losses, credits and other	5,571	6,032
Pension	1,542	2,828
Warranty	7,817	6,466
Rent	4,184	5,174
Workers' compensation	3,870	4,173
Employee benefits	3,212	3,096
Other	—	1,262
Valuation allowance	(3,625)	(4,322)

Total deferred tax assets	49,163	49,049
Liabilities
Property, plant and equipment	(7,089)	(2,722)
Other	(391)	—

Net deferred tax assets	$41,683	$46,327

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$8,909	Fiscal 2017 - 2035
Foreign net operating losses	100	Indefinite
Foreign capital losses	19	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 30, 2016, we estimate that about $106 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management's forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Income Taxes (Continued)

During fiscal 2016, we recorded a $0.7 million decrease in our valuation allowance for deferred tax assets that are now considered more likely than not to be realized. This determination was primarily the result of our assessment of our cumulative pre-tax income in certain jurisdictions. A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction (Amounts in thousands)	4/25/2015 Valuation Allowance	Change	4/30/2016 Valuation Allowance
U.S. state	$4,303	$(697)	$3,606
Foreign	19	—	19

Total	$4,322	$(697)	$3,625

The remaining valuation allowance of $3.6 million primarily related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 30, 2016, we had a gross unrecognized tax benefit of $1.8 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Balance at the beginning of the period	$2,226	$2,972	$3,248
Additions:
Positions taken during the current year	87	94	88
Reductions:
Positions taken during the prior year	(321)	(702)	(99)
Decreases related to settlements with taxing authorities	—	(25)	(98)
Reductions resulting from the lapse of the statute of limitations	(171)	(113)	(167)

Balance at the end of the period	$1,821	$2,226	$2,972

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.2 million and $0.3 million accrued for interest and penalties as of April 30, 2016, and April 25, 2015, respectively.

If recognized, $0.4 million of the total $1.8 million of unrecognized tax benefits would decrease our effective tax rate. We expect unrecognized tax benefits to decrease by approximately $1.3 million within the next 12 months as a result of state tax net operating loss carryovers expiring. This expected decrease in unrecognized tax benefits will not impact our effective tax rate. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2013 and subsequent are still subject to audit. Our fiscal year 2012 U.S. federal income tax return audit was completed in fiscal 2016 with no changes to reported tax. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2013 and subsequent. Our businesses in Canada and Thailand are subject to audit for fiscal years 2007 and subsequent, and in Mexico, calendar years 2011 and subsequent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Income Taxes (Continued)

Cash paid for taxes (net of refunds received) during the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014, were $34.5 million, $34.4 million, and $25.0 million, respectively.

Note 19: Earnings per Share

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Year Ended
(Amounts in thousands)	4/30/2016	4/25/2015	4/26/2014
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$79,252	$70,773	$55,056
Income allocated to participating securities	(401)	(395)	(422)

Net income available to common shareholders	$78,851	$70,378	$54,634

Denominator:
Basic weighted average common shares outstanding	50,194	51,767	52,386
Add:
Contingent common shares	238	250	1,049
Stock option dilution	333	329	394

Diluted weighted average common shares outstanding	50,765	52,346	53,829

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the year ended April 30, 2016 with a weighted average exercise price of $26.69. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options' effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the fiscal years ended April 25, 2015 and April 26, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Fair Value Measurements

Accounting standards require that we put financial assets and liabilities into one of three categories based on the inputs we use to value them:

•
Level 1—Financial assets and liabilities the values of which are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

•
Level 2—Financial assets and liabilities the values of which are based on quoted prices in markets that are not active or on model inputs that are observable for substantially the full term of the asset or liability.

•
Level 3—Financial assets and liabilities the values of which are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

In addition to assets and liabilities that we record at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. We measure non-financial assets such as trade names, goodwill, and other long-lived assets at fair value when there is an indicator of impairment, and we record them at fair value only when we recognize an impairment loss. During fiscal 2015 we recorded our American Drew trade name at fair value based upon the relief from royalty method.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of April 30, 2016, and April 25, 2015:

Fiscal 2016

	Fair Value Measurements
(Amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale investments	$1,452	$43,698	$—
Held-to-maturity investments	1,826	—	—

Total	$3,278	$43,698	$—

(a)
There were no transfers between Level 1 and Level 2 during fiscal 2016.

Fiscal 2015

	Fair Value Measurements
(Amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale investments	$1,552	$58,516	$—
Trading securities	—	1,127	—

Total	$1,552	$59,643	$—

(b)
There were no transfers between Level 1 and Level 2 during fiscal 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Fair Value Measurements (Continued)

At April 30, 2016, and April 25, 2015, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. The fair value measurements for our securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

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

Changes in Internal Control over Financial Reporting.    We are implementing an enterprise resource planning ("ERP") system in our largest operating unit. We expect to finish implementing the sales order management component of the system by the end of fiscal 2017. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com.

We provide some information about our executive officers in Part I of this report, under the heading "Executive Officers of Registrant." All other information required to be reported under this item will be included in our proxy statement for our 2016 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2016 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2016 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2016 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2016 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014
Consolidated Balance Sheet at April 30, 2016, and April 25, 2015
Consolidated Statement of Cash Flows for the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014
Consolidated Statement of Changes in Equity for the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 30, 2016, April 25, 2015, and April 26, 2014
The Report of Independent Registered Public Accounting Firm on Financial Statement Schedule and Schedule II immediately follow this item.
All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

Note: For all exhibits incorporated by reference, the SEC file number is 1-9656. Exhibits not incorporated by reference are being filed or furnished with this report.

(3)
Exhibits:

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description
(2)	Not applicable

(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)

(3.2)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 21, 1998 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.4)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 24, 2012 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

Exhibit Number		Description
(3.5)		La-Z-Boy Incorporated Amended and Restated Bylaws (as of May 3, 2011) (Incorporated by reference to an exhibit to Form 8-K filed May 6, 2011)

(4.1)		Amended and Restated Credit Agreement dated as of October 19, 2011, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed October 21, 2011)

(4.2)		Amendment Number One to Amended and Restated Credit Agreement, Amendment Number One to Amended and Restated Security Agreement, Ratification and Reaffirmation Agreement, dated as of December 30, 2014, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed January 6, 2015)

(9)		Not applicable

(10.1)	*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)

(10.2)	*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)

(10.3)	*	Form of Change in Control Agreement in effect for: Kurt L. Darrow. Similar agreements are in effect for Louis M. Riccio Jr., Otis Sawyer and Mark S. Bacon, Sr., J. Douglas Collier, and Darrell D. Edwards, except the severance period in those agreements is 12 months rather than 24 months (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)

(10.4)	*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8-K, filed January 22, 2009)

(10.5)	*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 24, 2009)

(10.6)	*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 21, 2013)

(10.7)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)

(10.8)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)

(10.9)	*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)

(10.10)	*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2013)

Exhibit Number		Description
(10.11)	*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2014)

(10.12)	*	First 2014 Amendment to La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)

(11)		Statement regarding computation of per share earnings (See Note 19 to the Consolidated Financial Statements included in Item 8)

(12)		No statement regarding computation of ratios is included as an exhibit because the method of computing each ratio included in this report is either obvious from the ratio's description or is explained in text or a footnote accompanying the ratio.

(13)		Not applicable

(14)		Not applicable

(16)		Not applicable

(18)		Not applicable

(21)		List of subsidiaries of La-Z-Boy Incorporated

(22)		Not applicable

(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)

(24)		Not applicable

(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

(32)		Certifications pursuant to 18 U.S.C. Section 1350

(33)		Not applicable

(34)		Not applicable

(35)		Not applicable

(95)		Not applicable

(99)		Not applicable

(100)		Not applicable

(101.INS)		XBRL Instance Document

(101.SCH)		XBRL Taxonomy Extension Schema Document

(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
*
Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated June 21, 2016 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Detroit, Michigan June 21, 2016

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 30, 2016	$4,622	$(664)	$—		$(813	)(a)	$3,145
April 25, 2015	12,368	(2,206)	—		(5,540	)(a)	4,622
April 26, 2014	21,607	(2,926)	—		(6,313	)(a)	12,368
Allowance for deferred tax assets:
April 30, 2016	$4,322	$—	$(358	)(c)	$(339	)(b)	$3,625
April 25, 2015	4,700	—	39	(c)	(417	)(b)	4,322
April 26, 2014	6,619	(135)	—		(1,784	)(b)	4,700
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

DATE: June 21, 2016		LA-Z-BOY INCORPORATED
	BY	/s/ KURT L. DARROW Kurt L. Darrow Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 21, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ K.L. DARROW K.L. Darrow Chairman, President and Chief Executive Officer	/s/ R.M. GABRYS R.M. Gabrys Director
/s/ D.K. HEHL D.K. Hehl Director	/s/ E.J. HOLMAN E.J. Holman Director
/s/ J.E. KERR J.E. Kerr Director	/s/ M.T. LAWTON M.T. Lawton Director
/s/ H.G. LEVY H.G. Levy Director	/s/ W.A. MCCOLLOUGH W.A. McCollough Director
/s/ M.L. MUELLER M.L. Mueller Vice President, Chief Accounting Officer	/s/ N.R. QUBEIN N.R. Qubein Director
/s/ L.M. RICCIO JR. L.M. Riccio Jr. Senior Vice President, Chief Financial Officer