Form 10-Q
period 2016-07-30
LA-Z-BOY INC
filed 2016-08-23
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JULY 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 16, 2016
Common Shares, $1.00 par value	49,169,033

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2017

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/30/16	7/25/15
Sales	$340,783	$341,423
Cost of sales	207,252	217,191
Gross profit	133,531	124,232
Selling, general and administrative expense	111,763	104,266
Operating income	21,768	19,966
Interest expense	115	112
Interest income	204	205
Other income (expense), net	(72)	1,968
Income before income taxes	21,785	22,027
Income tax expense	7,777	7,904
Net income	14,008	14,123
Net income attributable to noncontrolling interests	(202)	(447)
Net income attributable to La-Z-Boy Incorporated	$13,806	$13,676

Basic weighted average common shares	49,105	50,583
Basic net income attributable to La-Z-Boy Incorporated per share	$0.28	$0.27

Diluted weighted average common shares	49,594	51,043
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.28	$0.27

Dividends declared per share	$0.10	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Net income	$14,008	$14,123
Other comprehensive income (loss)
Currency translation adjustment	(68)	(2,845)
Change in fair value of cash flow hedges, net of tax	(475)	(197)
Net unrealized gain (loss) on marketable securities, net of tax	205	(277)
Net pension amortization, net of tax	509	488
Total other comprehensive income (loss)	171	(2,831)
Total comprehensive income before allocation to noncontrolling interests	14,179	11,292
Comprehensive (income) loss attributable to noncontrolling interests	(174)	184
Comprehensive income attributable to La-Z-Boy Incorporated	$14,005	$11,476

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/30/16	4/30/16
Current assets
Cash and equivalents	$117,159	$112,358
Restricted cash	8,983	8,977
Receivables, net of allowance of $3,070 at 7/30/16 and $3,145 at 4/30/16	128,959	146,545
Inventories, net	176,190	175,589
Other current assets	39,082	38,503
Total current assets	470,373	481,972
Property, plant and equipment, net	170,835	171,590
Goodwill	41,152	37,193
Other intangible assets	9,008	8,558
Deferred income taxes — long-term	42,612	41,683
Other long-term assets, net	64,089	59,033
Total assets	$798,069	$800,029

Current liabilities
Current portion of long-term debt	$266	$290
Accounts payable	45,064	44,661
Accrued expenses and other current liabilities	106,513	112,476
Total current liabilities	151,843	157,427
Long-term debt	448	513
Other long-term liabilities	87,550	84,877
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 49,169 outstanding at 7/30/16 and 49,331 outstanding at 4/30/16	49,169	49,331
Capital in excess of par value	283,980	279,339
Retained earnings	248,636	252,472
Accumulated other comprehensive loss	(33,801)	(34,000)
Total La-Z-Boy Incorporated shareholders’ equity	547,984	547,142
Noncontrolling interests	10,244	10,070
Total equity	558,228	557,212
Total liabilities and equity	$798,069	$800,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Cash flows from operating activities
Net income	$14,008	$14,123
Adjustments to reconcile net income to cash provided by (used for) operating activities
Deferred income tax expense	(1,076)	148
Provision for doubtful accounts	(77)	(340)
Depreciation and amortization	6,800	6,271
Equity-based compensation expense	3,329	3,012
Change in receivables	17,664	24,610
Change in inventories	510	(22,159)
Change in other assets	(1,467)	(6,933)
Change in payables	403	2,021
Change in other liabilities	(6,044)	(19,223)
Net cash provided by operating activities	34,050	1,530

Cash flows from investing activities
Proceeds from disposal of assets	35	279
Capital expenditures	(5,209)	(6,506)
Purchases of investments	(7,695)	(5,422)
Proceeds from sales of investments	3,670	12,983
Acquisitions, net of cash acquired	(5,281)	—
Change in restricted cash	(7)	—
Net cash (used for) provided by investing activities	(14,487)	1,334

Cash flows from financing activities
Payments on debt	(89)	(122)
Stock issued for stock and employee benefit plans	2,564	145
Excess tax benefit on stock option exercises	1,137	363
Purchases of common stock	(13,567)	(9,171)
Dividends paid	(4,923)	(4,055)
Net cash used for financing activities	(14,878)	(12,840)

Effect of exchange rate changes on cash and equivalents	116	(807)
Change in cash and equivalents	4,801	(10,783)
Cash and equivalents at beginning of period	112,358	98,302
Cash and equivalents at end of period	$117,159	$87,519

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$—	$500

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 25, 2015	$50,747	$270,032	$235,506	$(32,139)	$8,954	$533,100
Net income			79,252		1,711	80,963
Other comprehensive loss				(1,861)	(595)	(2,456)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	243	97	(2,068)			(1,728)
Purchases of common stock	(1,659)	(346)	(42,077)			(44,082)
Stock option and restricted stock expense		8,292				8,292
Tax benefit from exercise of options		1,264				1,264
Dividends paid			(18,141)			(18,141)
At April 30, 2016	49,331	279,339	252,472	(34,000)	10,070	557,212
Net income			13,806		202	14,008
Other comprehensive income (loss)				199	(28)	171
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	362	2,138	(1,639)			861
Purchases of common stock	(524)	(1,963)	(11,080)			(13,567)
Stock option and restricted stock expense		3,329				3,329
Tax benefit from exercise of options		1,137				1,137
Dividends paid			(4,923)			(4,923)
At July 30, 2016	$49,169	$283,980	$248,636	$(33,801)	$10,244	$558,228

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. We derived the April 30, 2016, balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations which will occur for the full fiscal year ending April 29, 2017. Fiscal 2017 is a 52-week year as compared with fiscal 2016, which was 53 weeks, with the additional week occurring in the fourth quarter of fiscal 2016.

During the first quarter of fiscal 2017 and fiscal 2016, we recorded a benefit related to legal settlements as part of cost of sales. The legal settlements increased gross margin by 0.7 percentage points and 0.5 percentage points in the first quarter of fiscal 2017 and fiscal 2016, respectively.

Note 2: Acquisitions

In the first quarter of fiscal 2017, we acquired the assets of an independent operator of one La-Z-Boy Furniture Galleries® store in Reno, Nevada for $5.3 million. We began including this store in our Retail segment results upon acquisition.

Prior to the acquisition, we licensed the exclusive right to own and operate this La-Z-Boy Furniture Galleries® store (and to use the associated trademarks and trade name) in the market to this dealer. We reacquired these rights when we purchased the dealer’s other assets. The effective settlement of this arrangement resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $0.4 million related to the reacquired rights. We also recognized $4.0 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired store and the anticipated future benefits. We recorded the goodwill and other intangible assets in our Retail segment and will amortize and deduct them for federal income tax purposes over 15 years.

Since the impact of this acquisition on our results of operations was not material, pro forma financial information is not required.

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/30/16	4/30/16
Raw materials	$89,931	$87,905
Work in process	10,487	11,591
Finished goods	97,540	97,861
FIFO inventories	197,958	197,357
Excess of FIFO over LIFO	(21,768)	(21,768)
Inventories, net	$176,190	$175,589

Note 4: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet. The following summarizes our investments at July 30, 2016, and April 30, 2016:

(Unaudited, amounts in thousands)	7/30/16	4/30/16
Short-term investments:
Available-for-sale investments	$12,806	$13,491
Trading securities	50	—
Held-to-maturity investments	1,829	1,826
Total short-term investments	14,685	15,317

Long-term investments:
Available-for-sale investments	31,615	31,659

Total available-for-sale, trading, & held-to-maturity investments	$46,300	$46,976

Investments to enhance returns on cash	$32,749	$33,583
Investments to fund compensation/retirement plans	$13,551	$13,393

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at July 30, 2016, and April 30, 2016:

At July 30, 2016

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,514	$(136)	$8,399
Fixed income	222	(5)	35,573
Mutual funds	—	—	50
Other	1	(23)	2,278
Total securities	$1,737	$(164)	$46,300

At April 30, 2016

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,231	$(135)	$8,150
Fixed income	176	(9)	36,527
Other	1	(21)	2,299
Total securities	$1,408	$(165)	$46,976

The following table summarizes sales of available-for-sale securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Proceeds from sales	$3,670	$12,983
Gross realized gains	31	677
Gross realized losses	(36)	(506)

The fair value of fixed income available-for-sale securities by contractual maturity was $13.1 million within one year, $20.9 million within two to five years, $1.3 million within six to ten years, and $0.3 million thereafter.

Note 5: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Service cost	$319	$333
Interest cost	1,170	1,211
Expected return on plan assets	(1,245)	(1,226)
Net amortization	764	736
Net periodic pension cost	$1,008	$1,054

Note 6: Product Warranties

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Balance as of the beginning of the period	$20,511	$16,870
Accruals during the period	5,135	5,111
Settlements during the period	(4,738)	(4,751)
Balance as of the end of the period	$20,908	$17,230

As of July 30, 2016, and April 30, 2016, we included $12.9 million and $12.4 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods.

Note 7: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Equity-based awards expense	$3,329	$3,012
Liability-based awards (income) expense	1,499	(439)
Total stock-based compensation expense	$4,828	$2,573

Stock Options. We granted 497,198 stock options to employees during the first quarter of fiscal 2017, and we have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement-eligible employees immediately. We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

We calculated the fair value of stock options granted during the first quarter of fiscal 2017 using the following assumptions:

(Unaudited)	Fiscal 2017 grant
Risk-free interest rate	1.30%
Dividend rate	1.54%
Expected life in years	5.00
Stock price volatility	38.87%
Fair value per share	$7.99

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first quarter of fiscal 2017, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014 and fiscal 2013, we granted SARs as described in our Annual Reports on Form 10-K for the fiscal years ended April 26, 2014, and April 27, 2013, respectively. At July 30, 2016, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

(Unaudited)	Fiscal 2014 grant	Fiscal 2013 grant
Risk-free interest rate	0.73%	0.55%
Dividend rate	1.32%	1.32%
Expected life in years	1.88	0.96
Stock price volatility	29.56%	33.13%
Fair value per share	$11.31	$17.94

Restricted Stock. We awarded 97,924 shares of restricted stock to employees during the first quarter of fiscal 2017. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting, they will be settled in common shares. The fair value of the restricted stock we awarded in the first quarter of fiscal 2017 was $25.99 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Restricted Stock Units. We did not grant any restricted stock units to employees during the first quarter of fiscal 2017, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at July 30, 2016, was $30.22, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

Performance Shares. During the first quarter of fiscal 2017, we granted 180,359 performance-based shares, and we have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because upon vesting, they will be settled in common shares. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2017 that vest based on attaining performance goals was $24.79, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2017 grant of shares that vest based on market conditions was $33.32.

Note 8: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended July 30, 2016, and July 25, 2015, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 30, 2016	$(445)	$(286)	$1,058	$(34,327)	$(34,000)
Changes before reclassifications	(40)	(1,279)	326	—	(993)
Amounts reclassified to net income	—	512	5	822	1,339
Tax effect	—	292	(126)	(313)	(147)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(40)	(475)	205	509	199
Balance at July 30, 2016	$(485)	$(761)	$1,263	$(33,818)	$(33,801)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 25, 2015	$1,517	$(560)	$1,605	$(34,701)	$(32,139)
Changes before reclassifications	(2,214)	(786)	(276)	—	(3,276)
Amounts reclassified to net income	—	467	(171)	789	1,085
Tax effect	—	122	170	(301)	(9)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(2,214)	(197)	(277)	488	(2,200)
Balance at July 25, 2015	$(697)	$(757)	$1,328	$(34,213)	$(34,339)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest for the quarter ended July 30, 2016, and July 25, 2015, were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Balance as of the beginning of the period	$10,070	$8,954
Net income	202	447
Other comprehensive loss	(28)	(631)
Balance as of the end of the period	$10,244	$8,770

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

Retail Segment. The Retail segment consists of 127 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through the retail network.

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Sales
Upholstery segment:
Sales to external customers	$223,809	$232,484
Intersegment sales	43,607	40,192
Upholstery segment sales	267,416	272,676

Casegoods segment:
Sales to external customers	20,585	21,202
Intersegment sales	4,453	2,191
Casegoods segment sales	25,038	23,393

Retail segment sales	95,720	86,651

Corporate and Other:
Sales to external customers	669	1,086
Intersegment sales	1,210	516
Corporate and Other sales	1,879	1,602

Eliminations	(49,270)	(42,899)
Consolidated sales	$340,783	$341,423

Operating Income (Loss)
Upholstery segment	$29,809	$24,594
Casegoods segment	2,147	1,690
Retail segment	2,183	4,729
Corporate and Other	(12,371)	(11,047)
Consolidated operating income	21,768	19,966
Interest expense	115	112
Interest income	204	205
Other income (expense), net	(72)	1,968
Income before income taxes	$21,785	$22,027

Note 10: Income Taxes

Our effective tax rate for the first quarter of fiscal 2017 was 35.7% compared with 35.9% for the first quarter of fiscal 2016. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our consolidated balance sheet at the end of the first quarter of fiscal 2017 reflected a $0.8 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$13,806	$13,676
Income allocated to participating securities	(69)	(78)
Net income available to common shareholders	$13,737	$13,598

Denominator:
Basic weighted average common shares outstanding	49,105	50,583
Add:
Contingent common shares	131	119
Stock option dilution	358	341
Diluted weighted average common shares outstanding	49,594	51,043

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

For the quarter ended July 25, 2015, we had outstanding options to purchase 0.4 million shares with a weighted average exercise price of $26.69. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the quarter ended July 30, 2016.

Note 12: Fair Value Measurements

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

In making fair value measurements, accounting standards require that we use observable market data when available. When inputs used to measure fair value fall within different levels of the hierarchy, we categorize the fair value measurement as being in the lowest level that is significant to the measurement. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period in which they occur.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at July 30, 2016, and April 30, 2016:

At July 30, 2016

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Assets
Available-for-sale investments	$1,058	$35,886	$—
Trading securities	—	50	—
Held-to-maturity investments	1,829	—	—
Total	$2,887	$35,936	$—

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2017.

At April 30, 2016

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Assets
Available-for-sale investments	$1,177	$36,802	$—
Held-to-maturity investments	1,826	—	—
Total	$3,003	$36,802	$—

(b)         There were no transfers between Level 1 and Level 2 during fiscal 2016.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

We hold certain available-for-sale investments that are measured at fair value using net asset value per share under the practical expedient. In accordance with recently issued accounting standards, we no longer include these investments in our asset leveling using the fair value hierarchy. Adoption of this standard had no effect on our consolidated financial statements but as a result of this updated standard, we have reclassified the fiscal 2016 table above to conform to the fiscal 2017 presentation by removing our available-for-sale securities that are measured using net asset value. These investments are still included in the total fair value column of the table in our investment footnote (see Note 4). The fair value of the investments measured using net asset value at July 30, 2016, and April 30, 2016, was $7.5 million and $7.2 million, respectively.

Note 13: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal year 2019. We are assessing the impact this guidance will have on our consolidated financial statements and financial statement disclosures.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting, or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period, and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our unrealized loss as of April 30, 2016, adoption of this standard would be immaterial to our consolidated financial statements. Adoption of this standard will be required for our fiscal year 2019 financial statements.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on its balance sheet. The lessee will record an asset for the right to use the underlying asset for the lease term and a liability for the contractual lease payments. This guidance is effective for our fiscal year 2020. We are assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments. The guidance includes changes to the accounting for income taxes related to share-based payments as well as changes to the presentation of these tax impacts on the statement of cash flows. This guidance will be applicable for our fiscal year 2018. We are assessing the impact this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended guidance requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal year 2021 and apply it through a cumulative-effect adjustment to retained earnings. We are assessing the impact this guidance will have on our consolidated financial statements and disclosures.

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

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this report, and our representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

• future income, margins and cash flows

• future economic performance

• future growth

• industry and importing trends

• adequacy and cost of financial resources

• management plans

Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes,” “plans,” “could,” “intends” and “expects” or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in the domestic or international regulatory environment; (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the results of our restructuring actions; (t) the impact of potential goodwill or intangible asset impairments; and (u) those matters discussed in Item 1A of our fiscal 2016 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major North American manufacturing locations and six retail regional distribution centers in the United States to support our speed-to-market and customization strategy.

We sell our products, primarily in the United States and Canada but also internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 342 La-Z-Boy Furniture Galleries® stores and 551 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” In addition to the almost 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and Comfort Studio® locations), approximately 1,900 other dealers also sell La-Z-Boy. We own 127 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 551 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available In-Home Design service. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands, which include England, Kincaid, American Drew, and Hammary (approximately half of Hammary’s sales flow through the La-Z-Boy Furniture Galleries® store network), enjoy distribution through almost 1,600 dealers combined. Kincaid and England have their own dedicated proprietary in-store programs with almost 500 outlets and over 1.5 million square feet of proprietary floor space. In total, our proprietary floor space encompasses approximately 9.4 million square feet.

Our goal is to deliver value to our shareholders with improved sales and earnings over the long term through executing on our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are striving for this growth in four ways:

•                  We are expanding our branded distribution channels by executing our 4-4-5 store growth initiative, through which we planned to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in annual sales per store, over the five-year period that began with fiscal 2014. Through this initiative, we intend not only to increase the number of stores in the network but also to improve their quality, including upgrading old-format stores to our new design concept through remodels and relocations. This initiative has already delivered results for us as reflected in the network’s achievement of our average sales per store target of $4 million during calendar 2015, more than two years ahead of schedule. With the increases in average revenue per store that we have already achieved, we believe the network may deliver our targeted economic value over the five-year period even though we now expect the build-out of our store network to extend beyond five years.  In addition, we are increasing our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels, with a target of 600 La-Z-Boy Comfort Studio® locations. We expect these initiatives to generate growth in our Retail segment through an increased company-owned store count, and to generate growth in our wholesale Upholstery segment as our proprietary distribution network expands, in both cases with higher average sales per store.

•                  We are growing the size of our company-owned retail business by acquiring La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers, primarily in markets that can be serviced through our retail regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•                  We are increasing our market share with the growth of sales through our multi-channel distribution network. In addition to the almost 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and La-Z-Boy Comfort Studio® locations), approximately 1,900 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best known names in the industry, such as Art Van, Nebraska Furniture Mart, and Slumberland. Additionally, our other brands, including England, American Drew, Hammary, and Kincaid, enjoy distribution through almost 1,600 dealers combined. We believe there is significant growth potential for our brands through these retail channels.

•                  We are also striving to increase our market share in stationary upholstered furniture through a combination of our Live Life Comfortably® marketing campaign, featuring Brooke Shields as our brand ambassador, and our innovative and on-trend product. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy’s appeal among a broader consumer demographic. While we are known for our iconic recliners, we sell more of all the other types of furniture combined in our portfolio than recliners and believe we have the potential to expand those sales. Integral to our Live Life Comfortably® campaign is our Urban Attitudes® collection of smaller-scale stationary furniture targeted at a more style-conscious demographic, younger consumers, and people who live in smaller spaces in urban locations. Stationary upholstery furniture is a significant share of the industry’s total upholstery furniture sales, and we believe that over time we can capture a larger share of demand for these products.

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

•                  Retail Segment. Our Retail segment consists of 127 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through our retail network.

Results of Operations

Fiscal 2017 First Quarter Compared with Fiscal 2016 First Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in	Quarter Ended	Quarter Ended	%
thousands, except percentages)	7/30/16	7/25/15	Change
Sales	$340,783	$341,423	(0.2)%
Operating income	21,768	19,966	9.0%
Operating margin	6.4%	5.8%

Sales

Consolidated sales decreased $0.6 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. The decrease was due to lower sales in our Upholstery segment, somewhat offset by higher sales in our Retail and Casegoods segments. Our Upholstery segment sales decrease was due to changes in our product mix, lower volume, and higher promotional activity. Our Retail segment sales increase was driven by new and acquired stores, and the sales increase in our Casegoods segment was due to higher volume.

Operating Margin

Our operating margin improved 0.6 percentage points for the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•                  Our gross margin improved 2.8 percentage points in the first quarter of fiscal 2017 compared with the same period a year ago.

•                  Gross margin in our Upholstery segment improved due to supply chain efficiencies and changes in our product mix. In addition, our gross margin was impacted by favorable legal settlements in both periods, with the benefit being 0.2 percentage points higher in the first quarter of fiscal 2017 when compared with the first quarter of fiscal 2016.

•                  Our Casegoods segment’s gross margin improved due to higher volume and lower discounting as it related to discontinued product in last year’s first quarter.

•                  Our gross margin improved 1.0 percentage point due to changes in our consolidated sales mix. Our consolidated sales mix changed due to the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 2.2 percentage points in the first quarter fiscal 2017 compared with the same period a year ago.

•                  Advertising expense as a percentage of sales was 0.9 percentage points higher in the first quarter of fiscal 2017 compared with the same period a year ago, as we strategically increased spending in our Live Life Comfortably® marketing campaign and on promotional marketing to support our retail stores and enhance our share of voice in selected markets.

•                  Incentive compensation costs as a percentage of sales were 0.6 percentage points higher in the first quarter of fiscal 2017 compared with the same period a year ago. Incentive compensation costs were higher primarily due to a $4.35 increase in our stock price during the first quarter of fiscal 2017 compared with a $2.51 decrease in our stock price during the first quarter of fiscal 2016. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the stock price on the last day of the reporting quarter.

•                  Our SG&A expense as a percentage of sales increased 1.4 percentage points in the first quarter of fiscal 2017 due to the growth of our Retail segment, which has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

•                  Partially offsetting these increases were legal fees that were 0.2 percentage points lower as a percentage of sales in the first quarter of fiscal 2017 compared with the same period a year ago. We incurred legal costs in the prior year, related to a legal matter that is currently requiring few resources as we await a court ruling on our affirmative defenses.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in	Quarter Ended	Quarter Ended	%
thousands, except percentages)	7/30/16	7/25/15	Change
Sales	$267,416	$272,676	(1.9)%
Operating income	29,809	24,594	21.2%
Operating margin	11.1%	9.0%

Sales

Our Upholstery segment’s sales decreased $5.3 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. Our product mix in the first quarter of fiscal 2017 shifted to more recliners and stationary sofas and fewer motion sofas compared with the same period a year ago. Stationary sofas and recliners have a lower average selling price than motion sofas. Additionally, our product mix shifted to more fabric units and fewer leather units. Fabric units also have a lower average selling price than leather units. Together, these changes in our product mix resulted in a 0.7% decrease in sales compared with the prior year quarter. Also contributing to the sales decline in the first quarter of fiscal 2017 was higher discounting of discontinued frames and fabrics compared with the first quarter of fiscal 2016, which resulted in a 0.6% decrease in sales, as well as lower unit volume, which drove a 0.5% decrease in sales when compared with the first quarter of fiscal 2016.

Operating Margin

Our Upholstery segment’s operating margin improved 2.1 percentage points in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•                  The segment’s gross margin increased 2.1 percentage points during the first quarter of fiscal 2017 compared with the same period a year ago.

•                  Improved efficiencies in our supply chain, including procurement, manufacturing operations and logistics, provided a 1.5 percentage points benefit in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•                  Our product mix in the first quarter of fiscal 2017 shifted to more recliners and stationary sofas and fewer motion sofas, as well as more fabric units and fewer leather units. Recliners and stationary sofas have a higher gross margin rate than motion sofas, and fabric units have a higher gross margin rate than leather units. Together these changes resulted in a 0.7 percentage points improvement in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•                  In addition, favorable legal settlements enhanced our gross margin in both periods, with the benefit being 0.3 percentage points higher in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•                  Higher discounting related to discontinued product partially offset these improvements, resulting in a 0.4 percentage points decrease in the segment’s gross margin rate in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•                  The segment’s SG&A expense as a percentage of sales was flat during the first quarter of fiscal 2017 compared with the same period a year ago.

•                  Legal fees were 0.4 percentage points lower as a percentage of sales in the first quarter of fiscal 2017 compared with the same period a year ago. We incurred legal costs in the prior year, primarily related to a pending legal matter that is currently requiring few resources as we await a court ruling on our affirmative defenses.

•                  Advertising expense was 0.2 percentage points higher as a percentage of sales in the first quarter of fiscal 2017 compared with the same period a year ago, due to strategically higher spending on our Live Life Comfortably® marketing campaign.

Casegoods Segment

(Unaudited, amounts in	Quarter Ended	Quarter Ended	%
thousands, except percentages)	7/30/16	7/25/15	Change
Sales	$25,038	$23,393	7.0%
Operating income	2,147	1,690	27.0%
Operating margin	8.6%	7.2%

Sales

Our Casegoods segment’s sales increased $1.6 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 due to higher volume as a result of being in a better in-stock position and improvement in our product lines.

Operating Margin

Our Casegoods segment’s operating margin improved 1.4 percentage points in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•                  The segment’s gross margin increased 1.0 percentage point during the first quarter of fiscal 2017 compared with the same period a year ago, due to the increased volume and discounting on discontinued product. As a result of closing our domestic manufacturing operations in the fourth quarter of fiscal 2015, we were discounting the discontinued product lines that were not going to be sourced overseas.

•                  The segment’s SG&A expense as a percentage of sales decreased 0.4 percentage points in the first quarter of fiscal 2017 compared with the same period a year ago, primarily due to the absorption of fixed SG&A costs resulting from the higher sales volume.

Retail Segment

(Unaudited, amounts in	Quarter Ended	Quarter Ended	%
thousands, except percentages)	7/30/16	7/25/15	Change
Sales	$95,720	$86,651	10.5%
Operating income	2,183	4,729	(53.8)%
Operating margin	2.3%	5.5%

Sales

Our Retail segment’s sales increased $9.1 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. Our acquired stores added $9.8 million in sales for the segment in the first quarter of fiscal 2017, and our new stores that were not open in the prior-year period contributed $3.0 million in sales for the segment. These increases were somewhat offset by 4.4% lower sales in stores that have been open for a minimum of 12 months, a $3.7 million decrease in sales in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. This decrease was primarily driven by lower store traffic, but its impact was somewhat offset by an increase in average ticket resulting from higher In-Home Design and custom orders.

Operating Margin

Our Retail segment’s operating margin decreased 3.2 percentage points in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•                  The segment’s gross margin was flat in the first quarter of fiscal 2017 compared with the same period a year ago.

•                  The segment’s SG&A expense as a percentage of sales increased 3.2 percentage points in the first quarter of fiscal 2017 compared with the same period a year ago.

•                  Advertising expense was 2.3 percentage points higher as a percentage of sales, as we strategically increased spending in our Live Life Comfortably® marketing campaign and on promotional marketing to enhance our share of voice in selected markets.

•                  SG&A costs were also higher as a percentage of sales in the first quarter of fiscal 2017 because our stores that have been open for a minimum of 12 months produced lower sales, and many of our costs are fixed (primarily occupancy and administrative costs).

Corporate and Other

(Unaudited, amounts in	Quarter Ended	Quarter Ended	%
thousands, except percentages)	7/30/16	7/25/15	Change
Sales	$1,879	$1,602	17.3%
Eliminations	(49,270)	(42,899)	(14.9)%
Operating loss	(12,371)	(11,047)	(12.0)%

Sales

Sales increased in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 due to intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong. Operations of our global trading company were just beginning in early fiscal 2016, and resulted in lower commissions charged during that quarter compared with the first quarter of fiscal 2017.

Eliminations increased in the first quarter of fiscal 2017 as compared with the first quarter of fiscal 2016 due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased sales in our Retail segment, as well as the elimination of the intercompany commissions of our global trading company in Hong Kong.

Operating Loss

Our Corporate and Other operating loss was $1.3 million higher in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016, primarily due to higher incentive compensation costs. Several of our share-based compensation awards are liability-based awards, and their cumulative expense to date is adjusted at the end of each quarter based on the stock price on the last day of the reporting quarter. Incentive compensation costs were higher in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 due to a $4.35 increase in our stock price over the first quarter of fiscal 2017 compared with a $2.51 decrease in our stock price over the first quarter of fiscal 2016.

Other Income (Expense)

Other income (expense) was $0.1 million of expense and $2.0 million of income in the first quarter of fiscal 2017 and fiscal 2016, respectively. We realized foreign currency exchange rate losses in first quarter of fiscal 2017 and realized foreign currency exchange rate gains in the first quarter of fiscal 2016.

Income Taxes

Our effective tax rate in the first quarter of fiscal 2017 was 35.7% as compared with 35.9% in the first quarter of fiscal 2016. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $117.2 million at July 30, 2016, compared with $112.4 million at April 30, 2016. In addition, we had investments to enhance our returns on cash of $32.7 million at July 30, 2016, compared with $33.6 million at April 30, 2016.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At July 30, 2016, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $145.2 million of the $150.0 million credit commitment.

Capital expenditures for the first quarter of fiscal 2017 were $5.2 million compared with $6.5 million during the first quarter of fiscal 2016. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $35 million to $40 million for all of fiscal 2017.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/30/16	7/25/15
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$34,050	$1,530
Net cash (used for) provided by investing activities	(14,487)	1,334
Net cash used for financing activities	(14,878)	(12,840)
Exchange rate changes	116	(807)
Change in cash and equivalents	$4,801	$(10,783)

Operating Activities

During the first quarter of fiscal 2017, net cash provided by operating activities was $34.1 million. Our cash provided by operating activities was primarily attributable to net income we generated during the quarter and cash collections of $17.7 million from accounts receivable. Our accounts receivable are typically at a lower level in the first quarter of our fiscal year because our sales volume is lower while we continue to collect on prior receivables. In the first quarter of fiscal 2017, the net income we generated and cash we collected was somewhat offset by cash we used to settle incentive compensation awards during the quarter. Our increased cash provided by operating activities in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was also due to our inventory levels being in a better position at the end of fiscal 2016 and our ability to maintain those levels during the first quarter of fiscal 2017.

During the first quarter of fiscal 2016, net cash provided by operating activities was $1.5 million. Our cash provided by operating activities was attributable to cash collections of accounts receivable of $24.6 million, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers, and net income generated during the quarter. Somewhat offsetting these items were cash used to settle incentive compensation awards, and cash used to fund increases in raw material inventories of $22.2 million. Our raw material inventory was higher in the first quarter of fiscal 2016 to enable us to better service our customers and our sales growth.

Investing Activities

During the first quarter of fiscal 2017, net cash used for investing activities was $14.5 million, which included $5.3 million to fund the acquisition of a retail store, $5.2 million for capital expenditures, and $7.7 million for purchases of investments, offset by proceeds of $3.7 million from the sale of investments. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, and our continued ERP system implementation.

During the first quarter of fiscal 2016, net cash provided by investing activities was $1.3 million, which included $13.0 million in proceeds from the sale of investments, offset by purchases of investments of $5.4 million in life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan and capital expenditures of $6.5 million. Capital expenditures during the quarter primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, and the relocation of one of our retail regional distribution centers.

Financing Activities

During the first quarter of fiscal 2017, net cash used for financing activities was $14.9 million, including $13.6 million that we used to purchase our common stock and $4.9 million that we paid to our shareholders in quarterly dividends.

During the first quarter of fiscal 2016, net cash used for financing activities was $12.8 million, including $9.2 million that we used to purchase our common stock and $4.1 million that we paid to our shareholders in quarterly dividends.

Our board of directors has authorized us to purchase our company stock. As of July 30, 2016, 3.5 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.5 million shares during the first quarter of fiscal 2017, for a total of $13.6 million. With the cash flows we anticipate generating in the remainder of fiscal 2017, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the first quarter of fiscal 2017 reflected a $0.8 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the first quarter of fiscal 2017, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2016 Annual Report on Form 10-K.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2016 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first quarter of fiscal 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal year 2019. We are assessing the impact this guidance will have on our consolidated financial statements and financial statement disclosures.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period, and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our unrealized loss as of April 30, 2016, adoption of this standard would be immaterial to our consolidated financial statements. Adoption of this standard will be required for our fiscal year 2019 financial statements.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on its balance sheet. The lessee will record an asset for the right to use the underlying asset for the lease term and a liability for the contractual lease payments. This guidance is effective for our fiscal year 2020. We are assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments. The guidance includes changes to the accounting for income taxes related to share-based payments as well as changes to the presentation of these tax impacts on the statement of cash flows. This guidance will be applicable for our fiscal year 2018. We are assessing the impact this guidance will have on our consolidated financial statements.

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended guidance requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal year 2021 and apply it through a cumulative-effect adjustment to retained earnings. We are assessing the impact this guidance will have on our consolidated financial statements and disclosures.

Business Outlook

We are optimistic about our business for the long term and believe we are making the correct strategic investments to drive sales growth, profitability and returns to shareholders. In addition to the execution of our 4-4-5 store build-out strategy, we are working to increase other distribution channels, expand our share of the stationary upholstery category and capitalize on our integrated retail strategy through growing the number of stores owned by the company. At the same time, we are developing a number of new growth strategies to take us well into the future as we capitalize on our brand strength and efficient operating platform.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2017, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2016.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We expect to finish implementing the sales order management component of the system by the end of fiscal 2018. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 30, 2016. There have been no material changes to our risk factors during the first quarter of fiscal 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of July 30, 2016, 3.5 million shares remained available for purchase pursuant to this authorization. We purchased 0.5 million shares during the first quarter of fiscal 2017, for a total of $13.6 million. With the cash flows we anticipate generating in fiscal 2017, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended July 30, 2016:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal May (May 1 – June 4, 2016)	335	$25.61	335	3,708
Fiscal June (June 5 – July 2, 2016)	254	$26.24	189	3,519
Fiscal July (July 3 – July 30, 2016)	—	—	—	3,519
Fiscal First Quarter of 2017	589	$25.88	524	3,519

(1)  In addition to the 523,951 shares we purchased during the quarter as part of our publicly announced, board authorized plan described above, this column includes 65,463 shares we purchased from employees to satisfy their withholding tax obligations when their restricted shares and performance-based shares vested.

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

Date: August 23, 2016

BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Vice President of Finance
On behalf of the Registrant and as
Chief Accounting Officer