Form 10-Q
period 2016-10-29
LA-Z-BOY INC
filed 2016-11-30
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED OCTOBER 29, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 23, 2016
Common Shares, $1.00 par value	48,927,340

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2017

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/29/16	10/24/15
Sales	$376,579	$382,891
Cost of sales	227,885	237,085
Gross profit	148,694	145,806
Selling, general and administrative expense	115,526	112,412
Operating income	33,168	33,394
Interest expense	117	133
Interest income	234	164
Other income (expense), net	(279)	512
Income before income taxes	33,006	33,937
Income tax expense	11,901	12,278
Net income	21,105	21,659
Net income attributable to noncontrolling interests	(272)	(707)
Net income attributable to La-Z-Boy Incorporated	$20,833	$20,952

Basic weighted average common shares	49,153	50,493
Basic net income attributable to La-Z-Boy Incorporated per share	$0.42	$0.41

Diluted weighted average common shares	49,511	51,039
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.42	$0.41

Dividends declared per share	$0.10	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/29/16	10/24/15
Sales	$717,362	$724,314
Cost of sales	435,137	454,276
Gross profit	282,225	270,038
Selling, general and administrative expense	227,289	216,678
Operating income	54,936	53,360
Interest expense	232	245
Interest income	438	369
Other income (expense), net	(351)	2,480
Income before income taxes	54,791	55,964
Income tax expense	19,678	20,182
Net income	35,113	35,782
Net income attributable to noncontrolling interests	(474)	(1,154)
Net income attributable to La-Z-Boy Incorporated	$34,639	$34,628

Basic weighted average common shares	49,129	50,538
Basic net income attributable to La-Z-Boy Incorporated per share	$0.70	$0.68

Diluted weighted average common shares	49,554	51,076
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.70	$0.67

Dividends declared per share	$0.20	$0.16

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15
Net income	$21,105	$21,659
Other comprehensive income (loss)
Currency translation adjustment	(261)	(433)
Change in fair value of cash flow hedges, net of tax	139	232
Net unrealized loss on marketable securities, net of tax	(149)	(36)
Net pension amortization, net of tax	509	488
Total other comprehensive income	238	251
Total comprehensive income before allocation to noncontrolling interests	21,343	21,910
Comprehensive income attributable to noncontrolling interests	(199)	(548)
Comprehensive income attributable to La-Z-Boy Incorporated	$21,144	$21,362

	Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15
Net income	$35,113	$35,782
Other comprehensive income (loss)
Currency translation adjustment	(329)	(3,278)
Change in fair value of cash flow hedges, net of tax	(336)	35
Net unrealized gain (loss) on marketable securities, net of tax	56	(313)
Net pension amortization, net of tax	1,018	976
Total other comprehensive income (loss)	409	(2,580)
Total comprehensive income before allocation to noncontrolling interests	35,522	33,202
Comprehensive income attributable to noncontrolling interests	(373)	(364)
Comprehensive income attributable to La-Z-Boy Incorporated	$35,149	$32,838

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/29/16	4/30/16
Current assets
Cash and equivalents	$105,571	$112,358
Restricted cash	8,987	8,977
Receivables, net of allowance of $3,105 at 10/29/16 and $3,145 at 4/30/16	144,575	146,545
Inventories, net	186,710	175,589
Other current assets	39,813	38,503
Total current assets	485,656	481,972
Property, plant and equipment, net	170,620	171,590
Goodwill	47,388	37,193
Other intangible assets	11,736	8,558
Deferred income taxes — long-term	40,140	41,683
Other long-term assets, net	67,504	59,033
Total assets	$823,044	$800,029

Current liabilities
Current portion of long-term debt	$254	$290
Accounts payable	46,875	44,661
Accrued expenses and other current liabilities	116,498	112,476
Total current liabilities	163,627	157,427
Long-term debt	392	513
Other long-term liabilities	86,848	84,877
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 49,028 outstanding at 10/29/16 and 49,331 outstanding at 4/30/16	49,028	49,331
Capital in excess of par value	287,290	279,339
Retained earnings	258,906	252,472
Accumulated other comprehensive loss	(33,490)	(34,000)
Total La-Z-Boy Incorporated shareholders’ equity	561,734	547,142
Noncontrolling interests	10,443	10,070
Total equity	572,177	557,212
Total liabilities and equity	$823,044	$800,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15
Cash flows from operating activities
Net income	$35,113	$35,782
Adjustments to reconcile net income to cash provided by (used for) operating activities
Deferred income tax expense	1,089	138
Provision for doubtful accounts	(18)	(426)
Depreciation and amortization	13,999	12,679
Equity-based compensation expense	5,880	5,123
Pension plan contributions	(2,300)	(7,000)
Change in receivables	784	4,980
Change in inventories	(3,747)	(21,501)
Change in other assets	(1,868)	(5,656)
Change in payables	1,549	(628)
Change in other liabilities	1,898	(1,768)
Net cash provided by operating activities	52,379	21,723

Cash flows from investing activities
Proceeds from disposal of assets	143	2,491
Capital expenditures	(10,226)	(13,949)
Purchases of investments	(17,814)	(11,693)
Proceeds from sales of investments	9,757	19,409
Acquisitions, net of cash acquired	(15,997)	(19,232)
Change in restricted cash	(10)	660
Net cash used for investing activities	(34,147)	(22,314)

Cash flows from financing activities
Net proceeds from credit facility	—	4,000
Payments on debt	(156)	(283)
Stock issued for stock and employee benefit plans	3,095	253
Excess tax benefit on stock option exercises	1,826	392
Purchases of common stock	(19,766)	(18,461)
Dividends paid	(9,869)	(8,112)
Net cash used for financing activities	(24,870)	(22,211)

Effect of exchange rate changes on cash and equivalents	(149)	(934)
Change in cash and equivalents	(6,787)	(23,736)
Cash and equivalents at beginning of period	112,358	98,302
Cash and equivalents at end of period	$105,571	$74,566

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$681	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

				Accumulated
		Capital in		Other	Non-
	Common	Excess of	Retained	Comprehensive	Controlling
(Unaudited, amounts in thousands)	Shares	Par Value	Earnings	Loss	Interests	Total
At April 25, 2015	$50,747	$270,032	$235,506	$(32,139)	$8,954	$533,100
Net income			79,252		1,711	80,963
Other comprehensive loss				(1,861)	(595)	(2,456)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	243	97	(2,068)			(1,728)
Purchases of common stock	(1,659)	(346)	(42,077)			(44,082)
Stock option and restricted stock expense		8,292				8,292
Tax benefit from exercise of options		1,264				1,264
Dividends paid			(18,141)			(18,141)
At April 30, 2016	49,331	279,339	252,472	(34,000)	10,070	557,212
Net income			34,639		474	35,113
Other comprehensive income (loss)				510	(101)	409
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	466	2,563	(1,657)			1,372
Purchases of common stock	(769)	(2,318)	(16,679)			(19,766)
Stock option and restricted stock expense		5,880				5,880
Tax benefit from exercise of options		1,826				1,826
Dividends paid			(9,869)			(9,869)
At October 29, 2016	$49,028	$287,290	$258,906	$(33,490)	$10,443	$572,177

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. We derived the April 30, 2016 balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 29, 2017. Fiscal 2017 is a 52-week year as compared with fiscal 2016, which had 53 weeks, with the additional week occurring in the fourth quarter of fiscal 2016.

During the first six months of each of fiscal 2017 and fiscal 2016, we recorded a benefit related to legal settlements as part of cost of sales. The legal settlements increased gross margin by 0.1 percentage points and 0.4 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared to an increase of 0.5 percentage points in both the second quarter and first six months of fiscal 2016.

Note 2: Acquisitions

In the second quarter of fiscal 2017, we acquired the assets of two independent operators of four La-Z-Boy Furniture Galleries® stores in Canada for $11.9 million, composed of $10.7 million of cash and $1.2 million of forgiveness of these dealers’ accounts receivable. As part of these acquisitions, we recorded a contingent consideration liability of $2.8 million based on management’s assumptions of the operating performance for some of these stores over the next three fiscal years. We began including these stores in our Retail segment results upon acquisition.

During the first quarter of fiscal 2017, we acquired the assets of an independent operator of one La-Z-Boy Furniture Galleries® store in Reno, Nevada for $5.3 million. We began including this store in our Retail segment results upon acquisition.

Prior to these acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired. We reacquired these rights when we purchased the dealers’ other assets. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded indefinite-lived intangible assets of $3.2 million related to the reacquired rights. We also recognized $10.2 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired stores and the anticipated future benefits. We recorded the goodwill and other intangible assets in our Retail segment and will amortize and deduct them for federal income tax purposes over 15 years.

We based the purchase price allocations on fair values at the dates of acquisition and summarize them in the following table:

(Unaudited, amounts in thousands)	10/29/16
Current assets	$7,721
Goodwill and other intangible assets	13,374
Property, plant and equipment, net	648
Total assets acquired	21,743

Current liabilities	(1,731)
Contingent consideration liability	(2,825)
Total liabilities acquired	(4,556)

Net assets acquired	$17,187

Since the impact of these acquisitions on our results of operations was not material, pro-forma financial information is not required.

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/29/16	4/30/16
Raw materials	$89,326	$87,905
Work in process	10,741	11,591
Finished goods	108,411	97,861
FIFO inventories	208,478	197,357
Excess of FIFO over LIFO	(21,768)	(21,768)
Inventories, net	$186,710	$175,589

Note 4: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet. The following summarizes our investments at October 29, 2016, and April 30, 2016:

(Unaudited, amounts in thousands)	10/29/16	4/30/16
Short-term investments:
Available-for-sale investments	$13,615	$13,491
Trading securities	434	—
Held-to-maturity investments	1,815	1,826
Total short-term investments	15,864	15,317

Long-term investments:
Available-for-sale investments	29,654	31,659
Cost basis investment	5,500	—
Total long-term investments	35,154	31,659

Total investments	$51,018	$46,976

Investments to enhance returns on cash	$31,179	$33,583
Investments to fund compensation/retirement plans	$13,589	$13,393
Other investments	$6,250	$—

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at October 29, 2016, and April 30, 2016:

At October 29, 2016

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,400	$(126)	$13,837
Fixed income	110	(39)	34,293
Mutual funds	—	—	434
Other	1	(12)	2,454
Total securities	$1,511	$(177)	$51,018

At April 30, 2016

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,231	$(135)	$8,150
Fixed income	176	(9)	36,527
Other	1	(21)	2,299
Total securities	$1,408	$(165)	$46,976

The following table summarizes sales of available-for-sale securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15	10/29/16	10/24/15
Proceeds from sales	$6,087	$6,426	$9,757	$19,409
Gross realized gains	16	26	47	703
Gross realized losses	(2)	(33)	(38)	(539)

The fair value of fixed income available-for-sale securities by contractual maturity was $13.9 million within one year, $18.9 million within two to five years, $1.2 million within six to ten years, and $0.3 million thereafter.

Note 5: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15	10/29/16	10/24/15
Service cost	$319	$333	$638	$666
Interest cost	1,170	1,211	2,340	2,422
Expected return on plan assets	(1,245)	(1,226)	(2,490)	(2,452)
Net amortization	764	736	1,528	1,472
Net periodic pension cost	$1,008	$1,054	$2,016	$2,108

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15	10/29/16	10/24/15
Balance as of the beginning of the period	$20,908	$17,230	$20,511	$16,870
Accruals during the period	4,719	5,651	9,854	10,762
Settlements during the period	(4,725)	(4,820)	(9,463)	(9,571)
Balance as of the end of the period	$20,902	$18,061	$20,902	$18,061

As of October 29, 2016, and April 30, 2016, we included $13.0 million and $12.4 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods.

Note 7: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15	10/29/16	10/24/15
Equity-based awards expense	$2,551	$2,111	$5,880	$5,123
Liability-based awards (income) expense	(1,229)	1,507	270	1,068
Total stock-based compensation expense	$1,322	$3,618	$6,150	$6,191

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

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first six months of fiscal 2017, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014 and fiscal 2013, we granted SARs as described in our Annual Reports on Form 10-K for the fiscal years ended April 26, 2014, and April 27, 2013, respectively. At October 29, 2016, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

(Unaudited)	Fiscal 2014 grant	Fiscal 2013 grant
Risk-free interest rate	0.77%	0.59%
Dividend rate	1.72%	1.72%
Expected life in years	1.63	0.71
Stock price volatility	31.85%	31.28%
Fair value per share	$5.56	$11.06

Restricted Stock. We granted 97,924 shares of restricted stock to employees during the first quarter of fiscal 2017. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting, they will be settled in common shares. The fair value of the restricted stock we awarded was $25.99 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Restricted Stock Units.  We did not grant any restricted stock units to employees during the first six months of fiscal 2017, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at October 29, 2016, was $23.25, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

During the second quarter of fiscal 2017, we granted 23,624 restricted stock units to our non-employee directors. These restricted stock units vest when the director leaves the board. We account for these restricted stock units as equity-based awards as they will be settled in shares of our common stock upon vesting. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $27.10.

Performance Shares. During the first quarter of fiscal 2017, we granted 180,359 performance-based shares. We also have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

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

Note 8: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended October 29, 2016, and October  24, 2015, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 30, 2016	$(485)	$(761)	$1,263	$(33,818)	$(33,801)
Changes before reclassifications	(188)	(200)	(226)	—	(614)
Amounts reclassified to net income	—	424	(14)	823	1,233
Tax effect	—	(85)	91	(314)	(308)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(188)	139	(149)	509	311
Balance at October 29, 2016	$(673)	$(622)	$1,114	$(33,309)	$(33,490)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 25, 2015	$(697)	$(757)	$1,328	$(34,213)	$(34,339)
Changes before reclassifications	(274)	(269)	(65)	—	(608)
Amounts reclassified to net income	—	645	6	788	1,439
Tax effect	—	(144)	23	(300)	(421)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(274)	232	(36)	488	410
Balance at October 24, 2015	$(971)	$(525)	$1,292	$(33,725)	$(33,929)

The activity in accumulated other comprehensive loss for the six months ended October 29, 2016, and October  24, 2015, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 30, 2016	$(445)	$(286)	$1,058	$(34,327)	$(34,000)
Changes before reclassifications	(228)	(1,479)	100	—	(1,607)
Amounts reclassified to net income	—	936	(9)	1,645	2,572
Tax effect	—	207	(35)	(627)	(455)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(228)	(336)	56	1,018	510
Balance at October 29, 2016	$(673)	$(622)	$1,114	$(33,309)	$(33,490)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 25, 2015	$1,517	$(560)	$1,605	$(34,701)	$(32,139)
Changes before reclassifications	(2,488)	(1,055)	(341)	—	(3,884)
Amounts reclassified to net income	—	1,112	(165)	1,577	2,524
Tax effect	—	(22)	193	(601)	(430)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,488)	35	(313)	976	(1,790)
Balance at October 24, 2015	$(971)	$(525)	$1,292	$(33,725)	$(33,929)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest for the quarter and six months ended October 29, 2016, and October 24, 2015, were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15	10/29/16	10/24/15
Balance as of the beginning of the period	$10,244	$8,770	$10,070	$8,954
Net income	272	707	474	1,154
Other comprehensive loss	(73)	(159)	(101)	(790)
Balance as of the end of the period	$10,443	$9,318	$10,443	$9,318

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

Retail Segment. The Retail segment consists of 132 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through these stores.

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15	10/29/16	10/24/15
Sales
Upholstery segment:
Sales to external customers	$244,898	$260,080	$468,707	$492,564
Intersegment sales	50,891	45,737	94,498	85,929
Upholstery segment sales	295,789	305,817	563,205	578,493

Casegoods segment:
Sales to external customers	23,567	25,787	44,152	46,989
Intersegment sales	2,321	2,432	6,774	4,623
Casegoods segment sales	25,888	28,219	50,926	51,612

Retail segment sales	107,365	96,480	203,085	183,131

Corporate and Other:
Sales to external customers	749	544	1,418	1,630
Intersegment sales	1,563	750	2,773	1,266
Corporate and Other sales	2,312	1,294	4,191	2,896

Eliminations	(54,775)	(48,919)	(104,045)	(91,818)
Consolidated sales	$376,579	$382,891	$717,362	$724,314

Operating Income (Loss)
Upholstery segment	$37,530	$37,040	$67,339	$61,634
Casegoods segment	2,847	2,634	4,994	4,324
Retail segment	3,007	5,716	5,190	10,445
Corporate and Other	(10,216)	(11,996)	(22,587)	(23,043)
Consolidated operating income	33,168	33,394	54,936	53,360
Interest expense	117	133	232	245
Interest income	234	164	438	369
Other income (expense), net	(279)	512	(351)	2,480
Income before income taxes	$33,006	$33,937	$54,791	$55,964

Note 10: Income Taxes

Our effective tax rate for the second quarter and six months ended October 29, 2016, was 36.1% and 35.9%, respectively. For the second quarter and six months ended October 24, 2015, our effective tax rate was 36.2% and 36.1%, respectively. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our consolidated balance sheet at the end of the second quarter of fiscal 2017 reflected a $0.8 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15	10/29/16	10/24/15
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$20,833	$20,952	$34,639	$34,628
Income allocated to participating securities	(103)	(107)	(172)	(185)
Net income available to common shareholders	$20,730	$20,845	$34,467	$34,443

Denominator:
Basic weighted average common shares outstanding	49,153	50,493	49,129	50,538
Add:
Contingent common shares	100	178	100	178
Stock option dilution	258	368	325	360
Diluted weighted average common shares outstanding	49,511	51,039	49,554	51,076

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

For the quarter ended October 29, 2016, we had outstanding options to purchase 0.4 million shares with a weighted average exercise price of $26.69. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options for the six months ended October 29, 2016, or for the quarter and six months ended October 24, 2015.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at October 29, 2016, and April 30, 2016:

At October 29, 2016	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3(b)
Assets
Available-for-sale investments	$1,003	$33,908	$750
Trading securities	—	434	—
Held-to-maturity investments	1,816	—	—
Cost basis investment	—	—	5,500
Total assets	$2,819	$34,342	$6,250

Liabilities
Contingent consideration liability	$—	$—	$2,755

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2017.

(b)         There were no transfers into or out of Level 3 during fiscal 2017.

At April 30, 2016	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(c)	Level 2(c)	Level 3(d)
Assets
Available-for-sale investments	$1,177	$36,802	$—
Held-to-maturity investments	1,826	—	—
Total	$3,003	$36,802	$—

(c)          There were no transfers between Level 1 and Level 2 during fiscal 2016.

(d)         There were no transfers into or out of Level 3 during fiscal 2016.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. Our Level 3 investments are valued at the cost basis as of the date of purchase, because it is not practicable to estimate fair value. Our Level 3 liability is a contingent consideration liability, and we estimate the fair value of this liability based on the present value of the probability-weighted future cash flows which are unobservable inputs that are not supported by market activity.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Unaudited, amounts in thousands)	Level 3
Assets
Balance at April 30, 2016	$—
Purchases	6,250
Balance at October 29, 2016	$6,250

Liabilities
Balance at April 30, 2016	$—
Acquisitions	2,825
Translation adjustment	(70)
Balance at October 29, 2016	$2,755

We hold certain available-for-sale investments that are measured at fair value using net asset value per share under the practical expedient. In accordance with recently issued accounting standards, we no longer include these investments in our asset leveling using the fair value hierarchy. Adoption of this standard had no effect on our consolidated financial statements, but as a result of this updated standard, we have reclassified the fiscal 2016 table above to conform to the fiscal 2017 presentation by removing our available-for-sale securities that are measured using net asset value. These investments are still included in the total fair value column of the table in our investment footnote (see Note 4). The fair value of the investments measured using net asset value at October 29, 2016, and April 30, 2016, was $7.6 million and $7.2 million, respectively.

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

In August 2016, the FASB issued a new accounting standard that provides guidance on the classification of eight cash receipts and cash payments issues on the statement of cash flows. The intent of this standard is to help reduce diversity in practice regarding cash flow presentation. This guidance will be applicable for our fiscal year 2018. We do not believe that adoption of this standard will have a material impact on our statement of cash flows presentation.

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This guidance will be applicable for our fiscal year 2019. We are assessing the impact this guidance will have on our consolidated financial statements.

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

Cautionary Statement Concerning Forward-Looking Statements

We make forward-looking statements in this report, and our representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

• future income, margins and cash flows	• future economic performance
• future sales	• industry and importing trends
• adequacy and cost of financial resources	• management plans

Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes,” “plans,” “could,” “intends” and “expects” or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) interest rate and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in the domestic or international regulatory environment; (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure fabric rolls and leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the impact of potential goodwill or intangible asset impairments; and (t) those matters discussed in Item 1A of our fiscal 2016 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We sell our products, primarily in the United States and Canada but also internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 343 La-Z-Boy Furniture Galleries® stores and 553 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” We own 132 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 553 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available In-Home Design service. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands, which include England, Kincaid, American Drew, and Hammary (approximately half of Hammary’s sales flow through the La-Z-Boy Furniture Galleries® store network), enjoy distribution through many of the same outlets. Kincaid and England have their own dedicated proprietary in-store programs with almost 500 outlets and over 1.5 million square feet of proprietary floor space. In total, our proprietary floor space encompasses approximately 9.4 million square feet.

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

•                  Through this initiative, we intend not only to increase the number of stores in the network but also to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations.

•                  This initiative has already delivered results for us as reflected in the network’s achievement of our average sales per store target of $4 million during calendar 2015, more than two years ahead of schedule. With the increases in average revenue per store that we have already achieved, we believe the network may deliver our targeted economic value over the five-year period even though we now expect the build-out of our store network to extend beyond five years.

•                  In addition, we are increasing our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels, with a target of 600 La-Z-Boy Comfort Studio® locations.

•                  We expect these initiatives to generate growth in our Retail segment through an increased company-owned store count, and to generate growth in our wholesale Upholstery segment as our proprietary distribution network expands, in both cases with higher average sales per store.

•                  We are growing the size of our company-owned retail business by acquiring La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers, primarily in markets that can be serviced through our retail regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•                  We are trying to increase our market share with the growth of sales through our multi-channel distribution network. In addition to the almost 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and La-Z-Boy Comfort Studio® locations), approximately 1,900 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best known names in the industry, such as Art Van, Nebraska Furniture Mart, and Slumberland. Additionally, our other brands, including England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

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

We believe executing our integrated strategies will drive long-term sales growth and, when combined with our efficient operating platform, will continue to deliver results and returns to our shareholders. Over the past two quarters, weaker demand throughout the home furnishings sector has contributed to declines in our net sales, but given our multiple strategic initiatives, we believe our long-term strategies will deliver profitable growth and reduce the impact of these current industry trends on our business.

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

•                  Retail Segment. Our Retail segment consists of 132 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

Results of Operations

Fiscal 2017 Second Quarter and Six Months Compared with Fiscal 2016 Comparable Periods

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/29/16	Quarter Ended 10/24/15	% Change	Six Months Ended 10/29/16	Six Months Ended 10/24/15	% Change
Sales	$376,579	$382,891	(1.6)%	$717,362	$724,314	(1.0)%
Operating income	33,168	33,394	(0.7)%	54,936	53,360	3.0%
Operating margin	8.8%	8.7%		7.7%	7.4%

Sales

Consolidated sales decreased $6.3 million and $7.0 million in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago. The decrease was due to lower sales in our Upholstery and Casegoods segments, somewhat offset by higher sales in our Retail segment. Our Upholstery segment sales decrease was due to lower unit volume and higher promotional activity on product we are phasing out. Our Casegoods segment sales decrease was due to lower volume. Our Retail segment sales increase was driven by new and acquired stores.

Operating Margin

Our operating margin improved 0.1 percentage points and 0.3 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Our gross margin improved 1.4 percentage points and 2.1 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Our gross margin improved 1.1 percentage points and 1.0 percentage points in the second quarter and first six months of fiscal 2017, respectively, due to changes in our consolidated sales mix. Our consolidated sales mix changed due to the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•                  Gross margin in our Upholstery segment improved due to supply chain efficiencies and changes in our product mix, partly offset by an increase in promotional activity related to phasing out of frames and fabrics.

•                  Our Casegoods segment’s gross margin improved primarily due to lower freight expense on imported product.

•                  Partially offsetting these improvements was a lower benefit from legal settlements in both periods, with the benefit being 0.4 percentage points and 0.1 percentage points lower in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 1.3 percentage points and 1.8 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Our SG&A expense as a percentage of sales increased 1.4 percentage points in both the second quarter and first six months of fiscal 2017 due to the growth of our Retail segment, which has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

•                  Advertising expense as a percentage of sales was 0.7 percentage points and 0.8 percentage points higher in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago, as we strategically increased spending in our Live Life Comfortably® marketing campaign and on promotional marketing to support our retail stores and enhance our share of voice in selected markets.

•                  Partially offsetting these increases were incentive compensation costs as a percentage of sales that were 0.8 percentage points and 0.1 percentage points lower in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago. Incentive compensation costs were lower primarily due to a $6.97 and $2.62 decrease in our stock price over the second quarter and first six months of fiscal 2017, respectively, compared with a $3.52 and $1.01 increase in our stock price over the second quarter and first six months of fiscal 2016, respectively. Several of our share-based compensation awards are liability-based awards, and their cumulative expense is adjusted at the end of each quarter based on the stock price on the last day of the reporting quarter.

•                  In addition, legal fees were 0.4 percentage points and 0.3 percentage points lower as a percentage of sales in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago. We incurred legal costs in the prior year that did not recur this year, related to a legal matter that is currently requiring few resources as we await a court ruling on our affirmative defenses.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/29/16	Quarter Ended 10/24/15	% Change	Six Months Ended 10/29/16	Six Months Ended 10/24/15	% Change
Sales	$295,789	$305, 817	(3.3)%	$563,205	$578,493	(2.6)%
Operating income	37,530	37,040	1.3%	67,339	61,634	9.3%
Operating margin	12.7%	12.1%		12.0%	10.7%

Sales

Our Upholstery segment’s sales decreased $10.0 million and $15.3 million in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Lower unit volume drove a 3.1% decrease and 1.9% decrease in sales when compared with the second quarter and first six months of fiscal 2016, respectively.

•                  Higher promotional activity due to phasing out frames and fabrics compared with the second quarter and first six months of fiscal 2016 resulted in a 0.4% decrease and a 0.5% decrease in sales, respectively.

•                  These decreases were somewhat offset by a favorable change in our product mix in the second quarter and first six months of fiscal 2017. Our product mix shifted to more leather units and fewer fabric units, in addition to more motion units with power, compared with the same periods a year ago. Leather units have a higher average selling price than fabric units, and motion units with power have a higher average selling price than motion units without power. This change in our product mix resulted in sales increases of 1.0% for the second quarter and 0.2% for the first six months in sales compared with the same periods a year ago.

Operating Margin

Our Upholstery segment’s operating margin improved 0.6 percentage points and 1.3 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 0.3 percentage points and 1.2 percentage points during the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Improved efficiencies in our supply chain, including procurement, manufacturing operations and logistics, provided a 0.6 percentage points and 1.0 percentage point benefit in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Changes in our product mix resulted in a 0.8 percentage points and 0.7 percentage points improvement in gross margin the second quarter and first six months of fiscal 2017, respectively. The improvement was primarily due to a shift to more motion units with power, as well as a shift to more recliners, compared with the same periods a year ago.

•                  Partially offsetting these items was a lower benefit from legal settlements in both periods, with the benefit being 0.5 percentage points and 0.1 percentage points lower in the second quarter and first six months of fiscal 2017, respectively, compared with the second quarter and first six months of fiscal 2016.

•                  In addition, higher promotional activity related to phasing out of frames and fabrics resulted in a 0.3 percentage points and 0.4 percentage points decrease in the segment’s gross margin rate in the second quarter and first six months of fiscal 2017, respectively, compared with the second quarter and first six months of fiscal 2016.

•                  The segment’s SG&A expense as a percentage of sales decreased 0.3 percentage points and 0.1 percentage points during the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Legal fees were 0.4 percentage points lower as a percentage of sales in both the second quarter and first six months of fiscal 2017 compared with the same periods a year ago. We incurred legal costs in the prior year that did not recur this year, primarily related to a pending legal matter that is currently requiring few resources as we await a court ruling on our affirmative defenses.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/29/16	Quarter Ended 10/24/15	% Change	Six Months Ended 10/29/16	Six Months Ended 10/24/15	% Change
Sales	$25,888	$28,219	(8.3)%	$50,926	$51,612	(1.3)%
Operating income	2,847	2,634	8.0%	4,994	4,324	15.5%
Operating margin	11.0%	9.3%		9.8%	8.4%

Sales

Our Casegoods segment’s sales decreased $2.3 million and $0.7 million in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago due to lower volume. We believe the lower volume was not reflective of the quality of our product offerings but rather that it resulted from weaker demand throughout the home furnishings sector, which has been more prominent for casegoods product than for other product categories.

Operating Margin

Our Casegoods segment’s operating margin improved 1.7 percentage points and 1.4 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 2.1 percentage points and 1.5 percentage points during the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago, due to lower freight expense on imported product.

•                  The segment’s SG&A expense as a percentage of sales increased 0.4 percentage points and 0.1 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago, primarily due to our inability to absorb fixed SG&A costs on the lower sales volume.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/29/16	Quarter Ended 10/24/15	% Change	Six Months Ended 10/29/16	Six Months Ended 10/24/15	% Change
Sales	$107,365	$96,480	11.3%	$203,085	$183,131	10.9%
Operating income	3,007	5,716	(47.4)%	5,190	10,445	(50.3)%
Operating margin	2.8%	5.9%		2.6%	5.7%

Sales

Our Retail segment’s sales increased $10.9 million and $20.0 million in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago. Our new and acquired stores added $16.0 million and $28.7 million in sales for the segment in the second quarter and first six months of fiscal 2017, respectively. These increases were somewhat offset by a $5.1 million and $8.7 million decrease in sales for stores that have been open a minimum of 12 months in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago. This decrease was primarily driven by lower store traffic, but its impact was somewhat offset by an increase in average ticket and conversion resulting from higher custom orders and better selling programs from our store associates.

Operating Margin

Our Retail segment’s operating margin decreased 3.1 percentage points in both the second quarter and first six months of fiscal 2017 compared with the same periods a year ago.

•                  The segment’s gross margin decreased 0.9 percentage points and 0.4 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Increased promotional activity, intended to improve conversion rates on lower store traffic, resulted in a 0.5 percentage points and 0.1 percentage points decline in the gross margin rate in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  In addition, our acquisition of four stores in Canada resulted in a 0.4 percentage points and 0.3 percentage points decline in gross margin in the second quarter and first six months of fiscal 2017, respectively, compared with the prior year. This decline was due to a significant amount of warehouse inventory acquired. Inventory is recorded at fair value on acquisition date, and when the acquired inventory is sold, we realize a lower gross margin. The negative impact on our gross margin in Canada should lessen over the next several quarters, and after the acquired inventory has been sold, the gross margin will be comparable with the rest of the segment.

•                  The segment’s SG&A expense as a percentage of sales increased 2.2 percentage points and 2.7 percentage points in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Advertising expense was 1.6 percentage points and 1.9 percentage points higher as a percentage of sales in the second quarter and first six months of fiscal 2017, respectively, as we strategically increased spending in our Live Life Comfortably® marketing campaign and on promotional marketing to enhance our share of voice in selected markets.

•                  The remainder of our increase in SG&A costs as a percentage of sales in the second quarter and first six months of fiscal 2017 was the result of the fixed nature of many of our costs (primarily occupancy and administrative costs) in relation to the decline in sales in our stores that have been open a minimum of 12 months.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/29/16	Quarter Ended 10/24/15	% Change	Six Months Ended 10/29/16	Six Months Ended 10/24/15	% Change
Sales	$2,312	$1,294	78.7%	$4,191	$2,896	44.7%
Eliminations	(54,775)	(48,919)	(12.0)%	(104,045)	(91,818)	(13.3)%
Operating loss	(10,216)	(11,996)	14.8%	(22,587)	(23,043)	2.0%

Sales

Sales increased in the second quarter and first six months of fiscal 2017 compared with the same periods a year ago due to intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong. Operations of our global trading company were just beginning in early fiscal 2016, and resulted in lower commissions charged during the second quarter and first six months compared with the same periods of fiscal 2017.

Eliminations increased in the second quarter and first six months of fiscal 2017 compared with the same periods a year ago due to higher sales from our Upholstery and Casegoods segments to our Retail segment as a result of the increased sales in our Retail segment, as well as the elimination of the intercompany commissions of our global trading company in Hong Kong.

Operating Loss

Our Corporate and Other operating loss was $1.8 million and $0.5 million lower in the second quarter and first six months of fiscal 2017, respectively, compared with the same periods a year ago. The lower operating loss in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was due to lower incentive compensation costs. Several of our share-based compensation awards are liability-based awards, and their cumulative expense is adjusted at the end of each quarter based on the stock price on the last day of the reporting quarter. Incentive compensation costs were lower in the second quarter of fiscal 2017 compared with the same period a year ago due to a $6.97 decrease in our stock price over the second quarter of fiscal 2017, compared with a $3.52 increase in our stock price over the second quarter of fiscal 2016.

Other Income (Expense)

Other income (expense) was $0.3 million and $0.4 million of expense in the second quarter and first six months of fiscal 2017, respectively, compared with $0.5 million and $2.5 million of income in the second quarter and first six months of fiscal 2016, respectively. We realized foreign currency exchange rate losses in the second quarter and first six months of fiscal 2017 and realized foreign currency exchange rate gains in the second quarter and first six months of fiscal 2016.

Income Taxes

Our effective tax rate in the second quarter and first six months of fiscal 2017 was 36.1% and 35.9%, respectively, as compared with 36.2% and 36.1% in the second quarter and first six months of fiscal 2016, respectively. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $105.6 million at October 29, 2016, compared with $112.4 million at April 30, 2016. In addition, we had investments to enhance our returns on cash of $31.2 million at October 29, 2016, compared with $33.6 million at April 30, 2016.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At October 29, 2016, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $144.4 million of the $150.0 million credit commitment.

Capital expenditures for the first six months of fiscal 2017 were $10.2 million compared with $13.9 million during the first six months of fiscal 2016. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $30 million to $35 million for all of fiscal 2017.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/29/16	10/24/15
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$52,379	$21,723
Net cash used for investing activities	(34,147)	(22,314)
Net cash used for financing activities	(24,870)	(22,211)
Exchange rate changes	(149)	(934)
Change in cash and equivalents	$(6,787)	$(23,736)

Operating Activities

During the first six months of fiscal 2017, net cash provided by operating activities was $52.4 million. Our cash provided by operating activities was primarily attributable to net income we generated during the first six months of fiscal 2017 and was somewhat offset by an increase in inventories of $3.7 million and a $2.3 million discretionary pension contribution. Our increase in cash provided by operating activities in the first six months of fiscal 2017 compared with the first six months of fiscal 2016 was primarily due to our inventory levels being in a better position at the end of fiscal 2016 and our ability to maintain those levels during the first six months of fiscal 2017, while in the first six months of fiscal 2016 we used $21.5 million of cash to increase our inventory levels.

During the first six months of fiscal 2016, net cash provided by operating activities was $21.7 million. Our cash provided by operating activities was primarily attributable to net income generated during the first six months of fiscal 2016 and cash collections of accounts receivable of $5.0 million, driven by the continued improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. Somewhat offsetting these items were cash used to fund increases in inventories of $21.5 million and a contribution to our pension plan of $7.0 million. Our inventories were higher in the first six months of fiscal 2016 due to higher raw materials inventory to improve our service levels to our customers.

Investing Activities

During the first six months of fiscal 2017, net cash used for investing activities was $34.1 million, which included $16.0 million for acquisitions of retail stores, $10.2 million for capital expenditures, and $8.0 million in purchases of investments, net of sales. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, and our continued ERP system implementation.

During the first six months of fiscal 2016, net cash used for investing activities was $22.3 million, which included $19.2 million for acquisitions, $13.9 million for capital expenditures and $11.7 for purchases of investments, offset by proceeds of $19.4 million from the sale of investments. Capital expenditures during the period primarily related to spending on our continued ERP system implementation and manufacturing machinery and equipment, as well as the relocation of one of our retail regional distribution centers.

Financing Activities

During the first six months of fiscal 2017, net cash used for financing activities was $24.9 million, including $19.8 million that we used to purchase our common stock and $9.9 million that we paid to our shareholders in quarterly dividends.

During the first six months of fiscal 2016, net cash used for financing activities was $22.2 million, including $18.5 million that we used to purchase our common stock and $8.1 million that we paid to our shareholders in quarterly dividends, which was partially offset by $4.0 million in net borrowings on our credit facility.

Our board of directors has authorized us to purchase our company stock. As of October 29, 2016, 3.3 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.8 million shares during the first six months of fiscal 2017, for a total of $19.8 million. With the cash flows we anticipate generating in the remainder of fiscal 2017, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the second quarter of fiscal 2017 reflected a $0.8 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the second quarter of fiscal 2017, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2016 Annual Report on Form 10-K.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2016 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first six months of fiscal 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. In July 2015, the FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal year 2019. We are assessing the impact this guidance will have on our consolidated financial statements and financial statement disclosures.

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

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This guidance will be applicable for our fiscal year 2019. We are assessing the impact this guidance will have on our consolidated financial statements.

Business Outlook

We believe the growth strategies we are employing will carry La-Z-Boy into the future and deliver improved performance.  In addition to capitalizing on the strength of our brand and efficient operating structure, we are confident our vast distribution structure, which includes the La-Z-Boy Furniture Galleries® network of stores, Comfort Studios®, and a multitude of additional dealers, gives us a unique competitive advantage in the marketplace.  We will continue to invest in our business across a number of areas to drive growth and profitability.  At the same time, we are identifying growth strategies for the future.  While the consumer environment for the past six months has been somewhat choppy, our team is well versed in adapting our marketing plans and merchandising strategies to ensure we resonate with the consumer, and we have every confidence we will navigate our way through this period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of fiscal 2017, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2016.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We expect to finish implementing the sales order management component of the system by the end of fiscal 2018. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during the fiscal quarter ended October 29, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 30, 2016. There have been no material changes to our risk factors during the first six months of fiscal 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of October 29, 2016, 3.3 million shares remained available for purchase pursuant to this authorization. We purchased 0.8 million shares during the first six months of fiscal 2017, for a total of $19.8 million. During the second quarter of fiscal 2017, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective October 10, 2016. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on February 15, 2017. With the cash flows we anticipate generating in fiscal 2017, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended October 29, 2016:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 31 – September 3, 2016)	—	—	—	3,519
Fiscal September (September 4 – October 1, 2016)	146	$25.92	145	3,374
Fiscal October (October 2 – October 29, 2016)	100	$24.33	100	3,274
Fiscal Second Quarter of 2017	246	$25.27	245	3,274

(1)         In addition to the 245,052 shares we purchased during the quarter as part of our publicly announced, board authorized plan described above, this column includes 819 shares we purchased from employees to satisfy their withholding tax obligations when their restricted shares vested.

ITEM 6. EXHIBITS

Exhibit Number		Description
(10.1)	*	Form of Indemnification Agreement (Incorporated by reference to an exhibit to Form 8-K dated January 22, 2009). In effect for new directors, Sarah M. Gallagher and Lauren B. Peters
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document

*Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 30, 2016

BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Vice President of Finance
On behalf of the Registrant and as
Chief Accounting Officer