Form 10-Q
period 2017-01-28
LA-Z-BOY INC
filed 2017-02-21
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JANUARY 28, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                                                          No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2017
Common Shares, $1.00 par value	48,816,942

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2017

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	1/28/17	1/23/16
Sales	$389,992	$384,014
Cost of sales	233,875	236,024
Gross profit	156,117	147,990
Selling, general and administrative expense	123,235	113,206
Operating income	32,882	34,784
Interest expense	562	120
Interest income	241	204
Income from Continued Dumping and Subsidy Offset Act, net	273	102
Other income (expense), net	638	(93)
Income before income taxes	33,472	34,877
Income tax expense	9,830	12,643
Net income	23,642	22,234
Net income attributable to noncontrolling interests	(356)	(328)
Net income attributable to La-Z-Boy Incorporated	$23,286	$21,906

Basic weighted average common shares	48,914	50,038
Basic net income attributable to La-Z-Boy Incorporated per share	$0.47	$0.44

Diluted weighted average common shares	49,384	50,539
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.47	$0.43

Dividends declared per share	$0.11	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/28/17	1/23/16
Sales	$1,107,354	$1,108,328
Cost of sales	669,012	690,300
Gross profit	438,342	418,028
Selling, general and administrative expense	350,524	329,884
Operating income	87,818	88,144
Interest expense	794	365
Interest income	679	573
Income from Continued Dumping and Subsidy Offset Act, net	273	102
Other income (expense), net	287	2,387
Income before income taxes	88,263	90,841
Income tax expense	29,508	32,825
Net income	58,755	58,016
Net income attributable to noncontrolling interests	(830)	(1,482)
Net income attributable to La-Z-Boy Incorporated	$57,925	$56,534

Basic weighted average common shares	49,057	50,371
Basic net income attributable to La-Z-Boy Incorporated per share	$1.17	$1.12

Diluted weighted average common shares	49,532	50,880
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.16	$1.11

Dividends declared per share	$0.31	$0.26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16
Net income	$23,642	$22,234
Other comprehensive income (loss)
Currency translation adjustment	(441)	27
Change in fair value of cash flow hedges, net of tax	(404)	(653)
Net unrealized loss on marketable securities, net of tax	(17)	(729)
Net pension amortization, net of tax	509	488
Total other comprehensive loss	(353)	(867)
Total comprehensive income before allocation to noncontrolling interests	23,289	21,367
Comprehensive income attributable to noncontrolling interests	(298)	(196)
Comprehensive income attributable to La-Z-Boy Incorporated	$22,991	$21,171

	Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16
Net income	$58,755	$58,016
Other comprehensive income (loss)
Currency translation adjustment	(770)	(3,251)
Change in fair value of cash flow hedges, net of tax	(740)	(618)
Net unrealized gain (loss) on marketable securities, net of tax	39	(1,042)
Net pension amortization, net of tax	1,527	1,464
Total other comprehensive income (loss)	56	(3,447)
Total comprehensive income before allocation to noncontrolling interests	58,811	54,569
Comprehensive income attributable to noncontrolling interests	(671)	(560)
Comprehensive income attributable to La-Z-Boy Incorporated	$58,140	$54,009

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/28/17	4/30/16
Current assets
Cash and equivalents	$110,320	$112,358
Restricted cash	8,991	8,977
Receivables, net of allowance of $2,784 at 1/28/17 and $3,145 at 4/30/16	143,208	146,545
Inventories, net	193,695	175,589
Other current assets	41,894	38,503
Total current assets	498,108	481,972
Property, plant and equipment, net	169,128	171,590
Goodwill	73,777	37,193
Other intangible assets, net	18,781	8,558
Deferred income taxes — long-term	37,960	41,683
Other long-term assets, net	66,846	59,033
Total assets	$864,600	$800,029

Current liabilities
Current portion of long-term debt	$243	$290
Accounts payable	50,998	44,661
Accrued expenses and other current liabilities	138,852	112,476
Total current liabilities	190,093	157,427
Long-term debt	344	513
Other long-term liabilities	87,237	84,877
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 48,860 outstanding at 1/28/17 and 49,331 outstanding at 4/30/16	48,860	49,331
Capital in excess of par value	288,532	279,339
Retained earnings	272,578	252,472
Accumulated other comprehensive loss	(33,785)	(34,000)
Total La-Z-Boy Incorporated shareholders’ equity	576,185	547,142
Noncontrolling interests	10,741	10,070
Total equity	586,926	557,212
Total liabilities and equity	$864,600	$800,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16
Cash flows from operating activities
Net income	$58,755	$58,016
Adjustments to reconcile net income to cash provided by (used for) operating activities
Deferred income tax expense	3,214	5,000
Provision for doubtful accounts	(64)	(675)
Depreciation and amortization	21,311	19,308
Equity-based compensation expense	7,571	6,868
Pension plan contributions	(2,300)	(7,000)
Change in receivables	(576)	15,284
Change in inventories	(5,929)	(23,121)
Change in other assets	(4,518)	1,991
Change in payables	6,359	349
Change in other liabilities	7,431	(6,306)
Net cash provided by operating activities	91,254	69,714

Cash flows from investing activities
Proceeds from disposal of assets	273	2,506
Capital expenditures	(15,529)	(19,825)
Purchases of investments	(20,778)	(15,816)
Proceeds from sales of investments	13,899	23,896
Acquisitions, net of cash acquired	(35,878)	(19,232)
Change in restricted cash	(15)	660
Net cash used for investing activities	(58,028)	(27,811)

Cash flows from financing activities
Payments on debt	(217)	(415)
Stock issued for stock and employee benefit plans	3,500	253
Excess tax benefit on stock option exercises	1,924	774
Purchases of common stock	(25,062)	(29,096)
Dividends paid	(15,270)	(13,137)
Net cash used for financing activities	(35,125)	(41,621)

Effect of exchange rate changes on cash and equivalents	(139)	(886)
Change in cash and equivalents	(2,038)	(604)
Cash and equivalents at beginning of period	112,358	98,302
Cash and equivalents at end of period	$110,320	$97,698

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$1,012	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 25, 2015	$50,747	$270,032	$235,506	$(32,139)	$8,954	$533,100
Net income			79,252		1,711	80,963
Other comprehensive loss				(1,861)	(595)	(2,456)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	243	97	(2,068)			(1,728)
Purchases of common stock	(1,659)	(346)	(42,077)			(44,082)
Stock option and restricted stock expense		8,292				8,292
Tax benefit from exercise of options		1,264				1,264
Dividends paid			(18,141)			(18,141)
At April 30, 2016	49,331	279,339	252,472	(34,000)	10,070	557,212
Net income			57,925		830	58,755
Other comprehensive income (loss)				215	(159)	56
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	495	2,938	(1,693)			1,740
Purchases of common stock	(966)	(3,240)	(20,856)			(25,062)
Stock option and restricted stock expense		7,571				7,571
Tax benefit from exercise of options		1,924				1,924
Dividends paid			(15,270)			(15,270)
At January 28, 2017	$48,860	$288,532	$272,578	$(33,785)	$10,741	$586,926

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

During the first nine months of both fiscal 2017 and fiscal 2016, we recorded a benefit related to legal settlements as part of cost of sales. The legal settlements increased gross margin 0.2 percentage point and 0.3 percentage point in the first nine months of fiscal 2017 and fiscal 2016, respectively. Gross margin was not impacted by legal settlements in either the third quarter of fiscal 2017 or the third quarter of fiscal 2016.

Note 2: Acquisitions

Upholstery segment acquisitions

In the third quarter of fiscal 2017, we acquired the license to sell the La-Z-Boy brand in the United Kingdom and Ireland. We are still evaluating certain facts and circumstances related to this acquisition, and expect to finalize the purchase accounting in the fourth quarter of fiscal 2017. Per the terms of the purchase agreement, payment for the business is not due until 90 business days following the date of acquisition, and accordingly, we have recorded a purchase price liability of $16.6 million, which includes $1.0 million of contingent consideration, related to this acquisition. We recorded $4.3 million of intangible assets ($3.2 million of which related to acquired customer relationships), which will be amortized between one and 15 years, and $11.6 million of goodwill. We recorded the acquisition in our Upholstery segment and will amortize and deduct a portion of the intangible assets over their estimated life for income tax purposes.

Retail segment acquisitions

Also, in the third quarter of fiscal 2017, we acquired the assets of an independent operator of nine La-Z-Boy Furniture Galleries® stores located throughout Pennsylvania, New York, and New Jersey for $21.3 million, composed of $19.9 million of cash and $1.4 million of forgiveness of accounts receivable owed by the dealer. We agreed to forgive the dealer’s accounts receivable as part of the negotiation of the purchase price with the dealer. We began including these stores in our Retail segment results upon acquisition.

In the second quarter of fiscal 2017, we acquired the assets of two independent operators of a combined four La-Z-Boy Furniture Galleries® stores in Canada for $12.1 million, including $0.2 million of contingent consideration, $10.7 million of cash, and $1.2 million of forgiveness of accounts receivable owed by these dealers. We agreed to forgive these dealers’ accounts receivable as part of the negotiation of the purchase price with the dealers. We finalized the purchase accounting for this acquisition in the third quarter of fiscal 2017. We began including these stores in our Retail segment results upon acquisition.

During the first quarter of fiscal 2017, we acquired the assets of an independent operator of one La-Z-Boy Furniture Galleries® store in Reno, Nevada for $5.3 million of cash. We began including this store in our Retail segment results upon acquisition.

Prior to these Retail segment acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired. We acquired these rights when we purchased the dealers’ other assets. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded indefinite-lived intangible assets of $6.0 million related to the reacquired rights. We also recognized $25.0 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired stores and the anticipated future benefits. We recorded the goodwill and other intangible assets in our Retail segment and will amortize and deduct them for federal income tax purposes over 15 years.

For all acquisitions made during fiscal 2017, we based the purchase price allocations on fair values at the dates of acquisition, and summarized them in the following table:

(Unaudited, amounts in thousands)	Fiscal 2017
Current assets	$12,267
Goodwill and other intangible assets	46,921
Property, plant and equipment, net	1,106
Total assets acquired	60,294

Current liabilities acquired	(3,631)
Purchase price liability	(15,587)
Contingent consideration liability	(1,204)
Total liabilities	(20,422)

Total purchase price	$39,872

Since the impact of these acquisitions on our results of operations was not material, pro-forma financial information is not required.

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/28/17	4/30/16
Raw materials	$92,881	$87,905
Work in process	11,767	11,591
Finished goods	110,815	97,861
FIFO inventories	215,463	197,357
Excess of FIFO over LIFO	(21,768)	(21,768)
Inventories, net	$193,695	$175,589

Note 4: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet. The following summarizes our investments at January 28, 2017, and April 30, 2016:

(Unaudited, amounts in thousands)	1/28/17	4/30/16
Short-term investments:
Available-for-sale investments	$13,854	$13,491
Trading securities	10	—
Held-to-maturity investments	1,830	1,826
Total short-term investments	15,694	15,317

Long-term investments:
Available-for-sale investments	28,451	31,659
Cost basis investment	5,500	—
Total long-term investments	33,951	31,659

Total investments	$49,645	$46,976

Investments to enhance returns on cash	$29,859	$33,583
Investments to fund compensation/retirement plans	$13,536	$13,393
Other investments	$6,250	$—

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at January 28, 2017, and April 30, 2016:

At January 28, 2017

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,467	$(98)	$13,257
Fixed income	62	(118)	33,972
Mutual funds	—	—	10
Other	1	(8)	2,406
Total securities	$1,530	$(224)	$49,645

At April 30, 2016

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,231	$(135)	$8,150
Fixed income	176	(9)	36,527
Other	1	(21)	2,299
Total securities	$1,408	$(165)	$46,976

The following table summarizes sales of available-for-sale securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16	1/28/17	1/23/16
Proceeds from sales	$4,142	$4,487	$13,899	$23,896
Gross realized gains	866	267	913	970
Gross realized losses	(366)	(18)	(404)	(557)

The fair value of fixed income available-for-sale securities by contractual maturity was $14.1 million within one year, $18.3 million within two to five years, $1.3 million within six to ten years, and $0.3 million thereafter.

Note 5: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16	1/28/17	1/23/16
Service cost	$320	$333	$958	$999
Interest cost	1,170	1,211	3,510	3,633
Expected return on plan assets	(1,245)	(1,226)	(3,735)	(3,678)
Net amortization	764	736	2,292	2,208
Net periodic pension cost	$1,009	$1,054	$3,025	$3,162

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16	1/28/17	1/23/16
Balance as of the beginning of the period	$20,902	$18,061	$20,511	$16,870
Accruals during the period	5,168	5,330	15,022	16,092
Settlements during the period	(4,846)	(4,655)	(14,309)	(14,226)
Balance as of the end of the period	$21,224	$18,736	$21,224	$18,736

As of January 28, 2017, and April 30, 2016, we included $12.8 million and $12.4 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods.

Note 7: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16	1/28/17	1/23/16
Equity-based awards expense	$1,691	$1,745	$7,571	$6,868
Liability-based awards (income) expense	1,383	(1,645)	1,653	(577)
Total stock-based compensation expense	$3,074	$100	$9,224	$6,291

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

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first nine months of fiscal 2017, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2014 and fiscal 2013, we granted SARs as described in our Annual Reports on Form 10-K for the fiscal years ended April 26, 2014, and April 27, 2013, respectively. At January 28, 2017, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

(Unaudited)	Fiscal 2014 grant	Fiscal 2013 grant
Risk-free interest rate	0.87%	0.64%
Dividend rate	1.53%	1.53%
Expected life in years	1.38	0.46
Stock price volatility	35.10%	33.74%
Fair value per share	$10.18	$16.66

Restricted Stock. We granted 97,924 shares of restricted stock to employees during the first quarter of fiscal 2017. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because they will be settled in common shares upon vesting. The fair value of the restricted stock we awarded was $25.99 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Restricted Stock Units.  We did not grant any restricted stock units to employees during the first nine months of fiscal 2017, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at January 28, 2017, was $28.80, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years.

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

We account for performance-based shares as equity-based awards because they will be settled in common shares upon vesting. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2017 that vest based on attaining performance goals was $24.79, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2017 grant of shares that vest based on market conditions was $33.32.

Note 8: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended January 28, 2017, and January 23, 2016, is as follows:

				Net pension
		Change in	Unrealized	amortization	Accumulated
		fair value	gain on	and net	other
	Translation	of cash	marketable	actuarial	comprehensive
(Unaudited, amounts in thousands)	adjustment	flow hedge	securities	loss	loss
Balance at October 29, 2016	$(673)	$(622)	$1,114	$(33,309)	$(33,490)
Changes before reclassifications	(383)	(1,414)	472	—	(1,325)
Amounts reclassified to net income	—	762	(500)	822	1,084
Tax effect	—	248	11	(313)	(54)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(383)	(404)	(17)	509	(295)
Balance at January 28, 2017	$(1,056)	$(1,026)	$1,097	$(32,800)	$(33,785)

				Net pension
		Change in	Unrealized	amortization	Accumulated
		fair value	gain on	and net	other
	Translation	of cash	marketable	actuarial	comprehensive
(Unaudited, amounts in thousands)	adjustment	flow hedge	securities	loss	loss
Balance at October 24, 2015	$(971)	$(525)	$1,292	$(33,725)	$(33,929)
Changes before reclassifications	159	(1,616)	(929)	—	(2,386)
Amounts reclassified to net income	—	560	(248)	789	1,101
Tax effect	—	403	448	(301)	550
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	159	(653)	(729)	488	(735)
Balance at January 23, 2016	$(812)	$(1,178)	$563	$(33,237)	$(34,664)

The activity in accumulated other comprehensive loss for the nine months ended January 28, 2017, and January 23, 2016, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 30, 2016	$(445)	$(286)	$1,058	$(34,327)	$(34,000)
Changes before reclassifications	(611)	(2,893)	572	—	(2,932)
Amounts reclassified to net income	—	1,698	(509)	2,467	3,656
Tax effect	—	455	(24)	(940)	(509)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(611)	(740)	39	1,527	215
Balance at January 28, 2017	$(1,056)	$(1,026)	$1,097	$(32,800)	$(33,785)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 25, 2015	$1,517	$(560)	$1,605	$(34,701)	$(32,139)
Changes before reclassifications	(2,329)	(2,671)	(1,270)	—	(6,270)
Amounts reclassified to net income	—	1,672	(413)	2,366	3,625
Tax effect	—	381	641	(902)	120
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(2,329)	(618)	(1,042)	1,464	(2,525)
Balance at January 23, 2016	$(812)	$(1,178)	$563	$(33,237)	$(34,664)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest for the quarter and nine months ended January 28, 2017, and January 23, 2016, were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16	1/28/17	1/23/16
Balance as of the beginning of the period	$10,443	$9,318	$10,070	$8,954
Net income	356	328	830	1,482
Other comprehensive loss	(58)	(132)	(159)	(922)
Balance as of the end of the period	$10,741	$9,514	$10,741	$9,514

Note 9: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment, and the Retail segment.

Upholstery Segment. The Upholstery segment consists primarily of two operating units: La-Z-Boy and England. The Upholstery segment also includes our international businesses, including our wholesale business from our recently acquired license to sell the La-Z-Boy brand in the United Kingdom and Ireland. This segment manufactures and imports upholstered furniture. Upholstered furniture includes recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

Retail Segment. The Retail segment consists of 142 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells upholstered furniture, and some casegoods and other accessories, to end consumers through these stores.

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16	1/28/17	1/23/16
Sales
Upholstery segment:
Sales to external customers	$246,650	$250,740	$715,357	$743,304
Intersegment sales	56,273	51,652	150,771	137,581
Upholstery segment sales	302,923	302,392	866,128	880,885

Casegoods segment:
Sales to external customers	20,499	22,528	64,651	69,517
Intersegment sales	2,760	2,091	9,534	6,714
Casegoods segment sales	23,259	24,619	74,185	76,231

Retail segment sales	122,121	110,160	325,206	293,291

Corporate and Other:
Sales to external customers	722	586	2,140	2,216
Intersegment sales	1,978	1,328	4,751	2,594
Corporate and Other sales	2,700	1,914	6,891	4,810

Eliminations	(61,011)	(55,071)	(165,056)	(146,889)
Consolidated sales	$389,992	$384,014	$1,107,354	$1,108,328

Operating Income (Loss)
Upholstery segment	$34,979	$33,022	$102,318	$94,656
Casegoods segment	1,593	1,768	6,587	6,092
Retail segment	6,325	8,834	11,515	19,279
Corporate and Other	(10,015)	(8,840)	(32,602)	(31,883)
Consolidated operating income	32,882	34,784	87,818	88,144
Interest expense	562	120	794	365
Interest income	241	204	679	573
Income from Continued Dumping and Subsidy Offset Act, net	273	102	273	102
Other income (expense), net	638	(93)	287	2,387
Income before income taxes	$33,472	$34,877	$88,263	$90,841

Note 10: Income Taxes

Our effective tax rate for the third quarter and first nine months of fiscal 2017 was 29.4% and 33.4%, respectively, as compared with 36.2% and 36.1% in the third quarter and first nine months of fiscal 2016, respectively. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S. Additionally, our effective tax rate was lower in the third quarter and first nine months of fiscal 2017 primarily due to a tax benefit for state tax credits and a tax benefit for releases of valuation allowances relating to certain U.S. state deferred tax assets. Discrete items lowered our effective tax rate by 5.0 percentage points and 1.8 percentage points in the third quarter and first nine months of fiscal 2017, respectively.

Our consolidated balance sheet at the end of the third quarter of fiscal 2017 reflected a $0.8 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16	1/28/17	1/23/16
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$23,286	$21,906	$57,925	$56,534
Income allocated to participating securities	(115)	(107)	(287)	(292)
Net income available to common shareholders	$23,171	$21,799	$57,638	$56,242

Denominator:
Basic weighted average common shares outstanding	48,914	50,038	49,057	50,371
Add:
Contingent common shares	155	171	155	172
Stock option dilution	315	330	320	337
Diluted weighted average common shares outstanding	49,384	50,539	49,532	50,880

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the quarter and nine months ended January 23, 2016, with a weighted average exercise price of $26.69. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the quarter and nine months ended January 28, 2017.

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

Accounting standards require that in making fair value measurements, we use observable market data when available. When inputs used to measure fair value fall within different levels of the hierarchy, we categorize the fair value measurement as being in the lowest level that is significant to the measurement. We recognize transfers between levels of the fair value hierarchy at the end of the reporting period in which they occur.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at January 28, 2017, and April 30, 2016:

At January 28, 2017	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(a)	Level 2(a)	Level 3(b)
Assets
Available-for-sale investments	$1,263	$33,637	$750
Trading securities	—	10	—
Held-to-maturity investments	1,830	—	—
Cost basis investment	—	—	5,500
Total assets	$3,093	$33,647	$6,250

Liabilities
Contingent consideration liability	$—	$—	$1,224

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2017.

(b)         There were no transfers into or out of Level 3 during fiscal 2017.

At April 30, 2016	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1(c)	Level 2(c)	Level 3(d)
Assets
Available-for-sale investments	$1,177	$36,802	$—
Held-to-maturity investments	1,826	—	—
Total	$3,003	$36,802	$—

(c)          There were no transfers between Level 1 and Level 2 during fiscal 2016.

(d)         There were no transfers into or out of Level 3 during fiscal 2016.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. Our Level 3 investments are valued at their cost basis as of the date of purchase, because estimating fair value is not practicable. Our Level 3 liability is a contingent consideration liability, and we estimate the fair value of this liability based on the present value of the probability-weighted future cash flows, which are unobservable inputs that are not supported by market activity.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Unaudited, amounts in thousands)	Level 3
Assets
Balance at April 30, 2016	$—
Purchases	6,250
Balance at January 28, 2017	$6,250

Liabilities
Balance at April 30, 2016	$—
Acquisitions	1,204
Translation adjustment	20
Balance at January 28, 2017	$1,224

We hold certain available-for-sale investments that are measured at fair value using net asset value per share under the practical expedient methodology. In accordance with recently issued accounting standards, we no longer include these investments in our asset leveling using the fair value hierarchy. Adoption of this standard had no effect on our consolidated financial statements, but, as a result of this updated standard, we have reclassified the fiscal 2016 table above to conform to the fiscal 2017 presentation by removing our available-for-sale securities that are measured using net asset value. These investments are still included in the total fair value column of the table in our investment footnote (see Note 4). The fair value of the investments measured using net asset value at January 28, 2017, and April 30, 2016, was $6.7 million and $7.2 million, respectively.

Note 13: Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal 2019. We are currently reviewing our contracts and other revenue streams as they relate to this guidance. At this time, we believe we will ultimately choose the modified retrospective approach to implementing the new standard when it becomes effective for our fiscal 2019, but we are still assessing the overall impact this guidance will have on our consolidated financial statements and financial statement disclosures.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting, or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period, and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our unrealized loss as of April 30, 2016, adoption of this standard would be immaterial to our consolidated financial statements. Adoption of this standard will be required for our fiscal 2019 financial statements.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on its balance sheet. The lessee will record an asset for the right to use the underlying asset for the lease term and a liability for the contractual lease payments. This guidance is effective for our fiscal 2020. We are currently reviewing our leases and gathering the necessary information and tools to adopt this guidance when it becomes effective for our fiscal 2020. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments. The guidance includes changes to the accounting for income taxes related to share-based payments as well as changes to the presentation of these tax impacts on the statement of cash flows. This guidance will be applicable for our fiscal 2018. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended guidance requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal 2021 and apply it through a cumulative-effect adjustment to retained earnings. We are assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued a new accounting standard that provides guidance on the classification of eight cash receipts and cash payments issues on the statement of cash flows. The intent of this standard is to help reduce diversity in practice regarding cash flow presentation. This guidance will be applicable for our fiscal 2018. We do not believe that adoption of this standard will have a material impact on our statement of cash flows presentation.

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This guidance will be applicable for our fiscal 2019. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued a new accounting standard that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amount generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be applicable for our fiscal 2019. We do not believe that adoption of this standard will have a material impact on our statement of cash flows presentation.

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to evaluating whether a transaction should be accounted for as an acquisition. This guidance will be applicable for our fiscal 2019. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance will be applicable for our fiscal 2021. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in legislation or changes in the domestic or international regulatory environment  (including new or increased duties); (j) adoption of new accounting principles; (k) severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure or transport fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the impact of potential goodwill or intangible asset impairments; and (t) those matters discussed in Item 1A of our fiscal 2016 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We sell our products, primarily in the United States and Canada but also internationally, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 346 La-Z-Boy Furniture Galleries® stores and 551 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “branded outlets” or “proprietary.” We own 142 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 551 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands, which include England, Kincaid, American Drew, and Hammary (approximately half of Hammary’s sales flow through the La-Z-Boy Furniture Galleries® store network), enjoy distribution through many of the same outlets. Kincaid and England have their own dedicated proprietary in-store programs with over 500 outlets and over 1.6 million square feet of proprietary floor space. In total, our proprietary floor space encompasses approximately 9.6 million square feet.

Our goal is to deliver value to our shareholders with improved sales and earnings over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are striving for this growth in four ways:

•                  We are expanding our branded distribution channels by executing our 4-4-5 store growth initiative, through which we planned to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in annual sales per store, over the five-year period that began with fiscal 2014.

•                  Through this initiative, we intend not only to increase the number of stores in the network but also to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. At the end of the third quarter of fiscal 2017, less than seven percent of the La-Z-Boy Furniture Galleries® stores in the network were in the old-format.

•                  With increases in average revenue per store, we believe the network may deliver our targeted economic value over the five-year period even though we now expect the build-out of our store network to extend beyond five years.

•                  In addition, we plan to increase our La-Z-Boy Comfort Studio® locations, our store-within-a-store format, as another avenue to expand our branded distribution channels, with a target of 600 La-Z-Boy Comfort Studio® locations.

•                  We expect these initiatives to generate growth in our Retail segment through an increased company-owned store count, and to generate growth in our wholesale Upholstery segment as our proprietary distribution network expands.

•                  We are growing the size of our company-owned retail business by acquiring La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•                  We are striving to increase our market share with the growth of sales through our multi-channel distribution network. In addition to the almost 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and La-Z-Boy Comfort Studio® locations), approximately 1,900 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best known names in the industry, such as Art Van, Nebraska Furniture Mart, and Slumberland. Additionally, our other brands, including England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

•                  We are also striving to increase our market share in stationary upholstered furniture through a combination of our Live Life Comfortably® marketing campaign, featuring Brooke Shields as our brand ambassador, and our innovative and on-trend product. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy’s appeal among a broader consumer demographic. While we are known for our iconic recliners, they account for less than half of our sales in units or dollars,  and we believe we have the potential to expand sales of our other products. Integral to our Live Life Comfortably® campaign is our Urban Attitudes® collection of smaller-scale stationary furniture targeted at a more style-conscious demographic, younger consumers, and people who live in smaller spaces in urban locations. Stationary upholstery furniture is a significant share of the industry’s total upholstery furniture sales, and we believe that over time we can capture a larger share of demand for these products.

We continue to believe that executing our integrated strategies will drive long-term sales growth and, when combined with our efficient operating platform, will continue to deliver results and returns to our shareholders. Through the first nine months of fiscal 2017, weaker demand throughout the home furnishings sector contributed to the slight decline in our net sales, but given our multiple strategic initiatives, we continue to believe our long-term strategies will deliver profitable growth and reduce the impact of these current industry trends on our business.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•                  Upholstery Segment. Our Upholstery segment is our largest business and consists primarily of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. The Upholstery segment also includes our international businesses, including our wholesale business from our recently acquired license to sell the La-Z-Boy brand in the United Kingdom and Ireland. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•                  Casegoods Segment. Our Casegoods segment is an importer, marketer and distributor of casegoods/wood furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

•                  Retail Segment. Our Retail segment consists of 142 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

Results of Operations
Fiscal 2017 Third Quarter and Nine Months Compared with Fiscal 2016 Comparable Periods

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/28/17	Quarter Ended 1/23/16	% Change	Nine Months Ended 1/28/17	Nine Months Ended 1/23/16	% Change
Sales	$389,992	$384,014	1.6%	$1,107,354	$1,108,328	(0.1)%
Operating income	32,882	34,784	(5.5)%	87,818	88,144	(0.4)%
Operating margin	8.4%	9.1%		7.9%	8.0%

Sales

Consolidated sales increased $6.0 million in the third quarter of fiscal 2017, but decreased $1.0 million in the first nine months of fiscal 2017, compared with the same periods a year ago.

•                  The increase in sales in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was due to higher sales in our Retail and Upholstery segments, somewhat offset by lower sales in our Casegoods segment. The increase in sales in our Retail segment was driven by new and acquired stores somewhat offset by lower sales for stores that have been open a minimum of 12 months, while the increase in our Upholstery segment was due to favorable changes in our product mix and the acquisition of our license to sell the La-Z-Boy brand in the United Kingdom and Ireland. Our Casegoods segment sales decrease was due to lower volume.

•                  The decrease in sales in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016 was due to lower sales in our Upholstery and Casegoods segments, somewhat offset by higher sales in our Retail segment. Our Retail segment sales increase was driven by new and acquired stores somewhat offset by lower sales for stores that have been open a minimum of 12 months. Our Upholstery segment sales decrease was due to lower unit volume and higher promotional activity on product we are phasing out, somewhat offset by the acquisition of our license to sell the La-Z-Boy brand in the United Kingdom and Ireland. Our Casegoods segment sales decrease was due to lower volume.

Operating Margin

Our operating margin decreased 0.7 percentage points and 0.1 percentage points in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Our gross margin improved 1.5 percentage points and 1.9 percentage points in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Our gross margin improved 0.9 percentage points and 1.0 percentage point in the third quarter and first nine months of fiscal 2017, respectively, due to changes in our consolidated sales mix. Our consolidated sales mix changed due to the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•                  Gross margin in our Upholstery segment improved due to supply chain efficiencies and changes in our product mix, partly offset by an increase in promotional activity related to phasing out of frames and fabrics.

•                  Our Casegoods segment’s gross margin improved due to lower promotional activity on discontinued product and lower freight expense on imported product.

•                  Selling, General, and Administrative (“SG&A”) expenses as a percentage of sales increased 2.2 percentage points and 2.0 percentage points in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Our SG&A expense as a percentage of sales increased 1.0 percentage point and 1.3 percentage points in the third quarter and first nine months of fiscal 2017, respectively, due to the growth of our Retail segment, which has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

•                  In addition, the increase in our SG&A costs as a percentage of sales in the third quarter and first nine months of fiscal 2017 was the result of the fixed nature of many of our Retail segment’s costs (primarily occupancy and administrative costs) in relation to the decline in sales in our stores that have been open a minimum of 12 months.

•                  Advertising expense as a percentage of sales was 0.6 percentage points and 0.8 percentage points higher in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago, as we strategically increased spending in our Live Life Comfortably® marketing campaign and on promotional marketing to support our retail stores and enhance our share of voice in selected markets.

•                  Partially offsetting these increases were legal fees that were 0.6 percentage points and 0.4 percentage points lower as a percentage of sales in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago. We incurred legal costs in the prior year that did not recur this year, primarily related to a legal matter that required fewer resources this year as we awaited a court ruling on our affirmative defenses. In the third quarter of fiscal 2017, the court ruled against us on our affirmative defenses.

These items are further explained in the discussion of each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/28/17	Quarter Ended 1/23/16	% Change	Nine Months Ended 1/28/17	Nine Months Ended 1/23/16	% Change
Sales	$302,923	$302,392	0.2%	$866,128	$880,885	(1.7)%
Operating income	34,979	33,022	5.9%	102,318	94,656	8.1%
Operating margin	11.5%	10.9%		11.8%	10.7%

Sales

Our Upholstery segment’s sales increased $0.5 million in the third quarter, but decreased $14.8 million in the first nine months of fiscal 2017, compared with the same periods a year ago.

•                  Lower unit volume drove a 0.3% decrease and 1.3% decrease in sales when compared with the third quarter and first nine months of fiscal 2016, respectively.

•                  Higher promotional activity due to phasing out frames and fabrics compared with the third quarter and first nine months of fiscal 2016 resulted in a 0.4% decrease in both periods.

•                  These decreases were somewhat offset by a favorable change in our product mix in the third quarter and first nine months of fiscal 2017. Our product mix shifted to more motion units and more units with power, compared with the same periods a year ago. Motion units have a higher average selling price than stationary units, and units with power have a higher average selling price than units without power. This was somewhat offset by a shift to more fabric units than leather units. Fabric units have a lower average selling price than leather units. This change in our product mix resulted in sales increases of 0.4% for the third quarter and 0.1% for the first nine months compared with the same periods a year ago.

•                  In addition, the acquisition of our license to sell the La-Z-Boy brand in the United Kingdom and Ireland resulted in sales increases of 0.5% for the third quarter and 0.1% for the first nine months compared with the same periods a year ago.

Operating Margin

Our Upholstery segment’s operating margin improved 0.6 percentage points and 1.1 percentage points in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 0.9 percentage points and 1.1 percentage points during the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Changes in our product mix resulted in a 1.0 percentage point and 0.7 percentage point improvement in gross margin in the third quarter and first nine months of fiscal 2017, respectively. The improvement was primarily due to a shift to more motion units with power, as well as a shift to more recliners, compared with the same periods a year ago.

•                  Improved efficiencies in our supply chain, including procurement, manufacturing operations and logistics, provided a 0.2 percentage point and a 0.9 percentage point benefit in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Partially offsetting these items was higher promotional activity related to phasing out of frames and fabrics, which resulted in a 0.3 percentage point decrease in the segment’s gross margin rate in both the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  The segment’s SG&A expense as a percentage of sales increased 0.3 percentage points during the third quarter of fiscal 2017 compared with the same period a year ago. The segment’s SG&A expense as a percentage of sales was flat in the first nine months of fiscal 2017 compared with the same period a year ago.

•                  Advertising expense was 0.3 percentage points and 0.2 percentage points higher as a percentage of sales in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago, as we strategically increased spending on our Live Life Comfortably® marketing campaign.

•                  Royalty expense was 0.3 percentage points and 0.2 percentage points higher as a percentage of sales in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago, primarily related to a legal dispute over a contract that the other party contends requires us to pay royalties on certain power units.

•                  Legal fees were 0.7 percentage points and 0.5 percentage points lower as a percentage of sales in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago. We incurred legal costs in the prior year that did not recur this year, primarily related to the legal matter mentioned above that required fewer resources this year as we awaited a court ruling on our affirmative defenses. In the third quarter of fiscal 2017, the court ruled against us on our affirmative defenses.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/28/17	Quarter Ended 1/23/16	% Change	Nine Months Ended 1/28/17	Nine Months Ended 1/23/16	% Change
Sales	$23,259	$24,619	(5.5)%	$74,185	$76,231	(2.7)%
Operating income	1,593	1,768	(9.9)%	6,587	6,092	8.1%
Operating margin	6.8%	7.2%		8.9%	8.0%

Sales

Our Casegoods segment’s sales decreased $1.4 million and $2.0 million in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago, primarily due to lower volume. We believe the lower volume resulted from weaker demand throughout the home furnishings sector, which has been more prominent for casegoods product than for other product categories.

Operating Margin

Our Casegoods segment’s operating margin decreased 0.4 percentage points in the third quarter, but increased 0.9 percentage points in the first nine months of fiscal 2017, compared with the same periods a year ago.

•                  The segment’s gross margin increased 0.5 percentage points and 1.2 percentage points during the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago, due to lower promotional activity related to discontinued product and lower freight expense on imported product.

•                  The segment’s SG&A expense as a percentage of sales increased 0.9 percentage points and 0.3 percentage points in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago, primarily due to our inability to absorb fixed SG&A costs on the lower sales volume.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/28/17	Quarter Ended 1/23/16	% Change	Nine Months Ended 1/28/17	Nine Months Ended 1/23/16	% Change
Sales	$122,121	$110,160	10.9%	$325,206	$293,291	10.9%
Operating income	6,325	8,834	(28.4)%	11,515	19,279	(40.3)%
Operating margin	5.2%	8.0%		3.5%	6.6%

Sales

Our Retail segment’s sales increased $12.0 million and $31.9 million in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago. Our acquired stores added $19.1 million and $41.4 million in sales for the segment in the third quarter and first nine months of fiscal 2017, respectively. These increases were somewhat offset by an $8.6 million and $17.1 million decrease in sales for stores that have been open a minimum of 12 months in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago. This decrease was primarily driven by lower store traffic, but its impact was somewhat offset by an increase in average ticket resulting from higher custom orders and an increase in design services. The remainder of the change in sales in the third quarter and first nine months of fiscal 2017 is due to the impact of new and closed stores.

Operating Margin

Our Retail segment’s operating margin decreased 2.8 percentage points and 3.1 percentage points in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin decreased 0.5 percentage points and 0.4 percentage points in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Increased promotional activity, intended to improve conversion rates on lower store traffic, resulted in a 0.3 percentage points and 0.2 percentage points decline in the gross margin rate in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  In addition, our acquisitions resulted in a 0.2 percentage points decline in gross margin in both the third quarter and first nine months of fiscal 2017, compared with the same periods a year ago. This decline was due to a significant amount of inventory acquired from one dealer. Inventory is recorded at fair value on acquisition date, and when the acquired inventory is sold, we realize a lower gross margin. The negative impact on our gross margin should lessen over the next several quarters, and after the acquired inventory has been sold, the gross margin of our acquired stores will be comparable with the rest of the segment.

•                  The segment’s SG&A expense as a percentage of sales increased 2.3 percentage points and 2.7 percentage points in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago.

•                  Advertising expense was 0.5 percentage points and 1.4 percentage points higher as a percentage of sales in the third quarter and first nine months of fiscal 2017, respectively, as we strategically increased spending on our Live Life Comfortably® marketing campaign and on promotional marketing to enhance our share of voice in selected markets.

•                  The remainder of our increase in SG&A costs as a percentage of sales in the third quarter and first nine months of fiscal 2017 was the result of the fixed nature of many of our costs (primarily occupancy and administrative costs) in relation to the decline in sales in our stores that have been open a minimum of 12 months.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/28/17	Quarter Ended 1/23/16	% Change	Nine Months Ended 1/28/17	Nine Months Ended 1/23/16	% Change
Sales	$2,700	$1,914	41.1%	$6,891	$4,810	43.3%
Eliminations	(61,011)	(55,071)	(10.8)%	(165,056)	(146,889)	(12.4)%
Operating loss	(10,015)	(8,840)	(13.3)%	(32,602)	(31,883)	(2.3)%

Sales

Sales increased in the third quarter and first nine months of fiscal 2017 compared with the same periods a year ago due to intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong. Operations of our global trading company were just beginning in early fiscal 2016, and resulted in lower commissions charged during the third quarter and first nine months compared with the same periods of fiscal 2017.

Eliminations increased in the third quarter and first nine months of fiscal 2017 compared with the same periods a year ago due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly due to our new stores and store acquisitions. The elimination of the intercompany commission revenue of our global trading company in Hong Kong also contributed to the increase in eliminations.

Operating Loss

Our Corporate and Other operating loss was $1.2 million and $0.7 million higher in the third quarter and first nine months of fiscal 2017, respectively, compared with the same periods a year ago. The higher operating loss in the third quarter and first nine months of fiscal 2017 compared with the same periods a year ago was due to higher incentive compensation costs and professional fees.

•                  Several of our share-based compensation awards are liability-based awards, and their cumulative expense is adjusted at the end of each quarter based on the stock price on the last day of the reporting quarter. Incentive compensation costs were higher in the third quarter of fiscal 2017 compared with the same period a year ago due to a $5.55 increase in our stock price over the third quarter of fiscal 2017, compared with a $7.15 decrease in our stock price over the third quarter of fiscal 2016. Incentive compensation costs were higher in the first nine months of fiscal 2017 compared with the same period a year ago due to a $2.93 increase in our stock price over the first nine months of fiscal 2017, compared with a $6.14 decrease in our stock price over the first nine months of fiscal 2016.

•                  Professional fees were higher in the third quarter and first nine months of fiscal 2017 compared with the same periods a year ago, primarily due to the continued enhancement of our new web ecommerce platform.

Interest Expense

Interest expense was $0.4 million higher in both the third quarter and first nine months of fiscal 2017, compared with the same periods a year ago. As a result of a court ruling against us on our affirmative defenses in a legal dispute over a contract that the other party contends requires us to pay royalties on certain power units, we recognized $0.4 million of interest expense during the third quarter of fiscal 2017 on the amount previously awarded against us by a jury.

Other Income (Expense)

Other income (expense) was $0.6 million and $0.3 million of income in the third quarter and first nine months of fiscal 2017, respectively, compared with $0.1 million of expense and $2.4 million of income in the third quarter and first nine months of fiscal 2016, respectively. We recognized foreign currency exchange rate gains in the third quarter of fiscal 2017 compared with foreign currency exchange rate losses in the third quarter of fiscal 2016. We recognized lower foreign currency exchange rate gains in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016.

Income Taxes

Our effective tax rate for the third quarter and first nine months of fiscal 2017 was 29.4% and 33.4%, respectively, as compared with 36.2% and 36.1% in the third quarter and first nine months of fiscal 2016, respectively. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S. Additionally, our effective tax rate was lower in the third quarter and first nine months of fiscal 2017 primarily due to a tax benefit for state tax credits and a tax benefit for releases of valuation allowances relating to certain U.S. state deferred tax assets. Discrete items lowered our effective tax rate by 5.0 percentage points and 1.8 percentage points in the third quarter and first nine months of fiscal 2017, respectively.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash and equivalents of $110.3 million at January 28, 2017, compared with $112.4 million at April 30, 2016. In addition, we had investments to enhance our returns on cash of $29.9 million at January 28, 2017, compared with $33.6 million at April 30, 2016.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At January 28, 2017, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $140.2 million of the $150.0 million credit commitment.

Capital expenditures for the first nine months of fiscal 2017 were $15.5 million compared with $19.8 million during the first nine months of fiscal 2016. We believe capital expenditures will be approximately $30 million for all of fiscal 2017. We anticipate beginning construction on our new Innovation Center and other upgrades to our Dayton campus in the fourth quarter of fiscal 2017 and that construction will continue into the fourth quarter of fiscal 2020. We currently estimate that the project will cost about $26 million.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/28/17	1/23/16
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$91,254	$69,714
Net cash used for investing activities	(58,028)	(27,811)
Net cash used for financing activities	(35,125)	(41,621)
Exchange rate changes	(139)	(886)
Change in cash and equivalents	$(2,038)	$(604)

Operating Activities

During the first nine months of fiscal 2017, net cash provided by operating activities was $91.3 million. Our cash provided by operating activities was primarily attributable to net income we generated during the first nine months of fiscal 2017, and was somewhat offset by an increase in inventories of $5.9 million and a $2.3 million discretionary pension contribution. Our increase in cash provided by operating activities in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016 was primarily due to our inventory levels being in a better position at the end of fiscal 2016 and our ability to maintain those levels during the first nine months of fiscal 2017, while in the first nine months of fiscal 2016, we used $23.1 million of cash to increase our inventory levels. Our increased finished goods inventory during the first nine months is primarily due to our retail store acquisitions and the acquisition of our license to sell the La-Z-Boy brand in the United Kingdom and Ireland.

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

Investing Activities

During the first nine months of fiscal 2017, net cash used for investing activities was $58.0 million, which included $35.9 million for acquisitions of retail stores, $15.5 million for capital expenditures, and $6.9 million in purchases of investments, net of sales. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment and our continued ERP system implementation.

During the first nine months of fiscal 2016, net cash used for investing activities was $27.8 million, which included $19.2 million to fund the acquisition of retail stores, $19.8 million for capital expenditures and $15.8 million for purchases of investments, offset by proceeds of $23.9 million from the sale of investments. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, our new e-commerce web site, and the relocation of one of our regional distribution centers.

Financing Activities

During the first nine months of fiscal 2017, net cash used for financing activities was $35.1 million, including $25.1 million that we used to purchase our common stock and $15.3 million that we paid to our shareholders in quarterly dividends.

During the first nine months of fiscal 2016, net cash used for financing activities was $41.6 million, including $29.1 million for purchasing our common stock and $13.1 million in quarterly dividend payments to our shareholders.

Our board of directors has authorized us to purchase our company stock. As of January 28, 2017, 3.1 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 1.0 million shares during the first nine months of fiscal 2017, for a total of $25.1 million. With the cash flows we anticipate generating in the remainder of fiscal 2017, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the third quarter of fiscal 2017 reflected a $0.8 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the third quarter of fiscal 2017, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2016 Annual Report on Form 10-K.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2016 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first nine months of fiscal 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. In July 2015, the FASB deferred the effective date of the revenue recognition guidance by one year, thus making the new accounting standard effective for our fiscal 2019. We are currently reviewing our contracts and other revenue streams as they relate to this guidance. At this time, we believe we will ultimately choose the modified retrospective approach to implementing the new standard when it becomes effective for our fiscal 2019, but we are still assessing the overall impact this guidance will have on our consolidated financial statements and financial statement disclosures.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on its balance sheet. The lessee will record an asset for the right to use the underlying asset for the lease term and a liability for the contractual lease payments. This guidance is effective for our fiscal 2020. We are currently reviewing our leases and gathering the necessary information and tools to adopt this guidance when it becomes effective for our fiscal 2020. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments. The guidance includes changes to the accounting for income taxes related to share-based payments as well as changes to the presentation of these tax impacts on the statement of cash flows. This guidance will be applicable for our fiscal 2018. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended guidance requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal 2021 and apply it through a cumulative-effect adjustment to retained earnings. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This guidance will be applicable for our fiscal 2019. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to evaluating whether a transaction should be accounted for as an acquisition. This guidance will be applicable for our fiscal 2019. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance will be applicable for our fiscal 2021. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

Business Outlook

While the retail environment for home furnishings remains challenging, our brand strength, relevant product offering, vast proprietary distribution system and extensive base of independent dealers will allow us to navigate through this period as we modify our go-to-market strategies.  At the same time, our operating platform is efficient, fueled by an outstanding supply chain, and we are working to create long-term value for shareholders.  Our fiscal 2017 fourth quarter will include a standard 13 weeks versus last year’s fourth quarter which included 14 weeks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of fiscal 2017, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2016.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We expect to finish implementing the sales order management component of the system by the end of fiscal 2018. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during the fiscal quarter ended January 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 30, 2016. There have been no material changes to our risk factors during the first nine months of fiscal 2017, other than the following information, which, amends, updates, and should be read in conjunction with the risk factors and other information disclosed in our Form 10-K for the fiscal year ended April 30, 2016.

Changes in United States trade policy, and availability and cost of foreign sourcing and economic uncertainty in countries outside of the United States in which we operate or from which we purchase product could adversely affect our business and results of operations.

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

As in our domestic operations, there are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions, changes in laws and regulations, including import, export, labor and environmental laws, port strikes, tariffs, duties and trade barriers, monetary and fiscal policies, investments, taxation, and exchange controls. Additionally, unsettled political conditions, possible terrorist attacks, organized crime, and public health concerns present a risk to our non-U.S. operations. All of these items could make servicing our customers more difficult or cause disruptions in our plants that could reduce our sales, earnings, or both in the future.

Changes in the political environment in the United States following the 2016 election may also have a material adverse effect on our business in the future or require us to modify our current business practices.  Because we manufacture components in Mexico and purchase components and finished goods manufactured in foreign countries including China, we are subject to risks relating to increased tariffs on U.S. imports, changes in the North American Free Trade Agreement, and other changes affecting imports.  Our business in the United Kingdom could be affected by the UK’s exit from the European Union, and our sales and margins there and in other foreign countries could be adversely affected by the imposition in foreign countries of import bans, quotas, and increases in tariffs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of January 28, 2017, 3.1 million shares remained available for purchase pursuant to this authorization. We purchased 1.0 million shares during the first nine months of fiscal 2017, for a total of $25.1 million. During the second quarter of fiscal 2017, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective October 10, 2016. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on February 15, 2017. During the third quarter of fiscal 2017, we adopted a new plan effective February 16, 2017. With the cash flows we anticipate generating in fiscal 2017, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended January 28, 2017:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 30 – December 3, 2016)	131	$24.91	131	3,143
Fiscal December (December 4 – December 31, 2016)	43	$30.95	43	3,100
Fiscal January (January 1 – January 28, 2017)	25	$29.81	24	3,076
Fiscal Third Quarter of 2017	199	$26.83	198	3,076

(1)   In addition to the 197,482 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 1,187 shares we purchased from employees to satisfy their withholding tax obligations when their restricted shares vested.

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

Date: February 21, 2017

BY:	/s/ Margaret L. Mueller
Margaret L. Mueller
Vice President of Finance
On behalf of the Registrant and as
Chief Accounting Officer