Form 10-K
period 2017-04-29
LA-Z-BOY INC
filed 2017-06-20
CIK 57131

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 29, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "emerging growth company," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Based on the closing price on the New York Stock Exchange on October 29, 2016, the aggregate market value of Registrant's common shares held by non-affiliates of the Registrant on that date was $1,139.9 million.

The number of common shares outstanding of the Registrant was 48,301,542 as of June 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED
FORM 10-K ANNUAL REPORT FISCAL 2017

Note: The responses to Items 10 through 14 will be included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2017 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, "we," "our" or the "Company") make forward-looking statements in this report, and its representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

— future income, margins and cash flows	— future economic performance
— future sales	— industry and importing trends
— adequacy and cost of financial resources	— management plans

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," "could," "intends" and "expects" or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in legislation or changes in the domestic or international regulatory environment (including new or increased duties); (j) adoption of new accounting principles; (k) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure or transport fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the impact of potential goodwill or intangible asset impairments; and (t) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

PART I

ITEM 1.    BUSINESS.

Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated in the state of Michigan as La-Z-Boy Chair Company, and in 1996 we changed our name to La-Z-Boy Incorporated. Today, our La-Z-Boy brand is the most recognized brand in the furniture industry and we are proud to be celebrating our 90th anniversary this fiscal year.

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

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 347 La-Z-Boy Furniture Galleries® stores and 557 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "branded outlets" or "proprietary." In addition to the over 900 branded outlets dedicated to selling La-Z-Boy product (La-Z-Boy Furniture Galleries® stores and Comfort Studio® locations), approximately 1,900 other dealers also sell La-Z-Boy, including some of the best known names in the industry, such as Art Van, Nebraska Furniture Mart and Slumberland. We own 143 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 557 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands, which include England, Kincaid, American Drew, and Hammary, enjoy distribution through many of the same outlets, with approximately half of Hammary's sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 527 outlets and over 1.7 million square feet of proprietary floor space. In total, our proprietary floor space encompasses approximately 9.7 million square feet.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.    Our Upholstery segment is our largest business and consists primarily of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. The Upholstery segment also includes our international businesses, including the recently acquired La-Z-Boy wholesale business in the United Kingdom and Ireland. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

Retail Segment.    Our Retail segment consists of 143 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

We have provided additional detailed information regarding our segments and their products in Note 16 to our consolidated financial statements and our "Management's Discussion and Analysis" section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials and parts used in our Upholstery segment are purchased cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, and electrical components for power units. We purchase about 50% of our polyurethane foam from one supplier, which has several facilities across the United States that deliver to our plants. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase approximately 55% of our cover in a raw state (fabric rolls or leather hides) and cut and sew it into cover, and 45% in covers that have already been cut and sewn to our specifications by third-party offshore suppliers. We buy cut-and-sewn leather and fabric products from four primary suppliers. Of the products that we import, two suppliers that operate in China manufacture over 90% of the leather cut-and-sewn sets, and two other suppliers that also operate in China manufacture almost 85% of the fabric products. We primarily use these suppliers for their product design capabilities, to leverage our buying power, and to control quality and product flow, in addition to their ability to handle the volume of product we require to operate our business. If any of these suppliers experienced financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we obtained alternate suppliers.

We have identified efficiencies, savings opportunities, and managed relationships with our Asian suppliers through our global trading company in Hong Kong, which procures raw materials and parts from our suppliers. During fiscal 2017, the prices of materials we used in our upholstery manufacturing process were essentially unchanged compared with fiscal 2016. We expect to experience a slight increase in raw material costs in fiscal 2018. In an effort to somewhat offset the projected rise in raw material costs we have slightly increased our selling prices.

Finished Goods Imports

We import 100% of the casegoods products that we offer for sale. In fiscal 2017, we purchased approximately 50% of this imported product from three suppliers. We primarily use these suppliers to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. In addition, these suppliers have the ability to handle the volume of product we require. If any of these suppliers experienced financial or other difficulties, we could experience disruptions in our product flow until we obtained alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

We use an all-import model for our wood furniture primarily to remain competitive for these products. The prices we paid for these imported products, including associated transportation costs, decreased slightly in fiscal 2017 compared with fiscal 2016. We currently expect these prices and associated transportation costs to increase slightly in fiscal 2018 compared with fiscal 2017. Looking across our wholesale segments, imported finished goods represented 8% of our consolidated sales in both fiscal 2017 and fiscal 2016.

Seasonal Business

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates. The table below shows our highest and lowest sales quarters based on historical experience, including fiscal 2017, by segment:

Segment	Highest sales quarter	Lowest sales quarter
Upholstery	4th	1st
Casegoods	4th	1st or 3rd
Retail	3rd	1st

We schedule production to maintain consistent manufacturing activity throughout the year whenever possible. We typically shut down our domestic plants for one week each fiscal year to perform routine maintenance on our equipment.

Economic Cycle and Purchasing Cycle

Our sales are impacted by the overall growth of the furniture industry, which is primarily influenced by consumer discretionary spending and existing and new housing activity. In addition, consumer confidence, employment rates, and other factors could affect demand. Upholstered furniture has a shorter life cycle than casegoods furniture because upholstered furniture is typically more fashion and design-oriented, and is often purchased one or two pieces at a time. Casegoods products, in contrast, are longer-lived and frequently purchased in groupings or "suites," resulting in a much larger cost to the consumer. As a result, casegoods sales are more sensitive to economic conditions, and upholstered furniture normally exhibits a less volatile sales pattern over an economic cycle.

Practices Regarding Working Capital Items

The following describes our significant practices regarding working capital items.

Inventory:    For our upholstery segment, we maintain raw materials and work-in-process inventory at our manufacturing locations. Finished goods inventory is maintained at our six regional distribution centers as well as our manufacturing locations. Our regional distribution centers allow us to streamline the warehousing and distribution processes for our La-Z-Boy Furniture Galleries® store network, including both company-owned stores and independently-owned stores. Our regional distribution centers also allow us to reduce the number of individual warehouses needed to supply our retail outlets and help us reduce inventory levels at our manufacturing and retail locations.

For our Casegoods segment, we import wood furniture from Asian vendors, resulting in long lead times on these products. To address these long lead times and meet our customers' delivery requirements, we maintain higher levels of finished goods inventory in our domestic warehouses, as a percentage of sales, of our casegoods products than our upholstery products.

Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores for display purposes.

Our inventory remained flat in dollars and as a percent of sales during fiscal 2017 compared with fiscal 2016. We will continue to manage our inventory levels to ensure they are appropriate relative to our sales, while maintaining our focus on service to our customers.

Accounts Receivable:    During fiscal 2017, our accounts receivable increased $4.3 million compared with fiscal 2016, or 0.3 percentage points as a percent of sales. This increase was mostly attributable to the timing of sales in our fiscal 2017 fourth quarter occurring late in the quarter as compared with the fourth quarter sales in the prior fiscal year. We monitor our customers' accounts and limit our credit exposure to certain independent dealers, and strive to decrease our days' sales outstanding where possible. Our days' sales outstanding is a measure of the time needed to collect outstanding accounts receivable once we have completed a sale. Our days' sales outstanding decreased by approximately two days during fiscal 2017.

Accounts Payable:    During fiscal 2017, our accounts payable increased $6.6 million compared with fiscal 2016, or 0.4 percentage points as a percent of sales. This increase in accounts payable is primarily due to our third quarter fiscal 2017 acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland.

Customers

Our wholesale customers are furniture retailers located primarily throughout the United States and Canada. Sales in our Upholstery and Casegoods segments are almost entirely to furniture retailers, but we also sell directly to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be "proprietary." For our Upholstery and Casegoods segments, our fiscal 2017 customer mix based on sales was 58% proprietary, 15% major dealers such as Art Van Furniture, Nebraska Furniture Mart and Slumberland Furniture, and 27% other independent retailers.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. The 347-store La-Z-Boy Furniture Galleries® network is central to this approach. In addition, we sell product through proprietary space within other retail furniture stores, primarily La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, and Kincaid Shoppes.

Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. Our 4-4-5 initiative, through which we plan to expand the La-Z-Boy Furniture Galleries® stores network to 400 stores averaging $4 million in sales per store over the five-year period that began with fiscal 2014, is a key growth strategy for us. With improved store performance we believe the network may deliver our targeted economic value over time with fewer stores. We now expect the build-out of our store network to extend beyond five years. Also, through this initiative, we intend not only to increase the number of stores in the network but also to improve their quality, including upgrading old format stores to our new concept design through remodels and relocations. At the end of fiscal 2017, less than seven percent of the La-Z-Boy Furniture Galleries® stores in the network were in the old format. As we continue to maintain and update our current stores to improve the quality of the network, the La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 25 to 30 stores during fiscal 2018, all of which will feature the new concept store design.

We select independent dealers for our proprietary La-Z-Boy Furniture Galleries® store network based on factors such as their management and financial qualifications and the potential for distribution in specific geographical areas. This proprietary distribution benefits La-Z-Boy, our dealers and our consumers. It enables La-Z-Boy to concentrate our marketing with sales personnel dedicated to our entire product line, and only that line and approved accessories. It allows dealers who join this proprietary group to take advantage of best practices with which other proprietary dealers have succeeded, and we facilitate forums for these dealers to share best practices. These La-Z-Boy Furniture Galleries® stores provide our consumers a full-service shopping experience with a large variety of products, knowledgeable sales associates, and design service consultants.

Orders and Backlog

We typically build upholstery units based on specific dealer orders, either for dealer stock or to fill consumers' custom orders. We import casegoods product primarily to fill our internal orders, rather than customer or consumer orders, resulting in higher finished goods inventory on hand as a percentage of sales. Because the size of our backlog at a given time may not be indicative of our future sales, we do not rely entirely on backlogs to predict future sales.

Our Upholstery segment backlogs as of April 29, 2017, and April 30, 2016, were approximately $45.1 million and $50.8 million, respectively, and our Casegoods segment backlogs were approximately $6.9 million and $7.6 million, respectively. Our Upholstery segment backlog for fiscal 2017 declined compared with the prior year due to supply chain efficiencies that have improved our shipping performance, and our Casegoods segment backlog for fiscal 2017 was lower than the prior year due to being in a better in-stock position at April 29, 2017.

Competitive Conditions

We are the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

Alternative distribution channels have increasingly affected our retail markets. Furniture companies that operate primarily online, such as JoyBird and Article, or that have developed a product that can be shipped more easily than traditional upholstered furniture, have increased competition for our products. The increased ability of consumers to purchase furniture through various furniture manufacturers' and retailers' internet websites, including companies such as Amazon, QVC, and Wayfair, which operate with lower overhead costs than a brick-and-mortar retailer, has also increased competition in the industry. Companies such as Costco, Home Depot, IKEA, Sam's Club, Target, Wal-Mart, and others, also offer products that compete with some of our product lines.

The home furnishings industry competes primarily on the basis of product styling and quality, customer service (product availability and delivery), price, and location. We compete primarily by emphasizing our brand and the value, comfort, quality, and styling of our products. In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Maintaining, updating, and expanding our proprietary distribution system, including identifying desirable retail locations, is a key strategic initiative for us in striving to remain competitive. We compete in the mid-to-upper-mid price point, and a shift in consumer taste and trends to lower priced products could negatively affect our competitive position.

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

Research and Development Activities

We remain committed to innovation, with construction currently underway on our new state-of-the-art Innovation Center located in Dayton, Tennessee. This new facility will replace our existing structure and house a model shop, technology center, test lab, and three-dimensional printing lab. This new Innovation Center will help us continue to develop new products to meet our customers' needs.

We provide additional information regarding our research and development activities in Note 1 to our consolidated financial statements, which are included in Item 8 of this report.

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

Compliance with Environmental Regulations

Our manufacturing operations involve the use and disposal of certain substances regulated under environmental protection laws, and we are involved in a small number of remediation actions and site investigations concerning these substances. Based on a review of all currently known facts and our experience with previous environmental matters, we currently do not believe it is probable that we will have any additional loss for environmental matters that would be material to our consolidated financial statements.

Employees

We employed approximately 8,950 full-time equivalent employees as of April 29, 2017, compared with 8,700 employees at the end of fiscal 2016. We employed approximately 7,200 in our Upholstery segment, 200 in our Casegoods segment, 1,300 in our Retail segment, and the remaining employees as corporate personnel. Our employment growth during fiscal 2017 was primarily attributable to the new and acquired La-Z-Boy Furniture Galleries® stores in our Retail segment. We employ the majority of our employees on a full-time basis except in our Retail segment, where many of our employees are part-time.

Financial Information about Foreign and Domestic Operations and Export Sales

In fiscal 2017, our direct export sales, including sales in Canada, were approximately 11% of our total sales. In the third quarter of fiscal 2017, we acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland. Prior to this acquisition, we were capturing approximately half the sales volume from this operation with the licensing agreement that was in place, and we are now in a position to realize the full value of this business. We are part of a manufacturing joint venture in Thailand which distributes furniture in Australia, New Zealand, Thailand and other countries in Asia. We also participate in a sales and marketing joint venture in Asia, which sells and distributes furniture in Korea, Taiwan, Japan, India, Malaysia, and other Asian countries. In addition, our global trading company in Hong Kong continues to enhance our ability to source products and materials from our Asian suppliers, and provides quality assurance and logistics expertise.

We operate a facility in Mexico which produces cut-and-sewn fabric sets for our domestic upholstery manufacturing facilities. We provide information on sales in the United States, Canada, and other countries in Note 16 to our consolidated financial statements, which are included in Item 8 of this report. Our net property, plant, and equipment value in the United States was $161.6 million and $164.2 million at the end of fiscal 2017 and fiscal 2016, respectively. Our net property, plant, and equipment value in foreign countries was $7.5 million and $7.4 million in fiscal 2017 and fiscal 2016, respectively.

See Item 1A of this report for information about the risks related to our foreign operations.

Internet Availability

Our Forms 10-K, 10-Q, 8-K, proxy statements on Schedule 14A, and amendments to those reports are available free of charge through links on our internet website, www.la-z-boy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Copies of any materials we file with the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The information on our website is not part of this report.

ITEM 1A.    RISK FACTORS.

Our business is subject to a variety of risks. Interest rates, consumer confidence, housing starts and the overall housing market, increased unemployment, tightening of the financial and consumer credit markets, downturns in the economy, and other general economic factors that affect many other businesses are particularly significant to us because our principal products are consumer goods.

The risks and uncertainties described below are those that we currently believe may significantly affect our business. Additional risks and uncertainties of which we are unaware or that we do not currently deem significant may also become important factors that affect us at a later date. You should carefully consider the risks and uncertainties described below, together with the other information provided in this document and our subsequent filings with the Securities and Exchange Commission. Any of the following risks could significantly and adversely affect our business, results of operations, and financial condition.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability, and quality could have a negative effect on our cost of sales and our ability to meet our customers' demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales. We have a higher concentration (about 65%) in upholstery sales, including motion furniture, than many of our competitors, and the effects of steel, polyurethane foam, wood, electrical components for power units, leather and fabric price increases or quantity shortages could be significant to our business.

About 50% of our polyurethane foam comes from one supplier. This supplier has several facilities across the United States, but severe weather or natural disasters could result in delays in shipments of polyurethane foam to our plants.

A change in the financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide products to us in a timely manner. Upholstered furniture is fashion oriented, and if we were unable to acquire sufficient fabric variety, or to predict or respond to changes in fashion trends, we might lose sales and have to sell excess inventory at reduced prices. Doing so would have a negative effect on our sales and earnings.

Changes in United States trade policy, availability and cost of foreign sourcing, and economic uncertainty in countries outside of the United States in which we operate or from which we purchase product, could adversely affect our business and results of operations.

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our Casegoods segment imports products manufactured by foreign sources, mainly in China and Vietnam, and our Upholstery segment purchases cut-and-sewn fabric and leather sets, electronic component parts, and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather kits are primarily purchased from two suppliers that operate in China, and the majority of our fabric products are purchased from two other suppliers that also operate in China. Our sourcing partners may not be able to produce goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in our shipments to our customers.

There are other risks that are inherent in our operations, including the potential for changes in socio-economic conditions, changes in laws and regulations, including import, export, labor and environmental laws, port strikes, tariffs, duties and trade barriers, monetary and fiscal policies, investments, taxation, and exchange controls. Additionally, unsettled political conditions, possible terrorist attacks, organized crime, and public health concerns present a risk to our operations. All of these items could make servicing our customers more difficult or cause disruptions in our plants that could reduce our sales, earnings, or both in the future.

Changes in the political environment in the United States may also have a material adverse effect on our business in the future or require us to modify our current business practices. Because we manufacture components in Mexico and purchase components and finished goods manufactured in foreign countries including China, we are subject to risks relating to increased tariffs on U.S. imports, changes in the North American Free Trade Agreement, and other changes affecting imports. Our business in the United Kingdom could be affected by the United Kingdom's exit from the European Union, and our sales and margins there and in other foreign countries could be adversely affected by the imposition in foreign countries of import bans, quotas, and increases in tariffs.

Inability to maintain and enhance our brand and respond to changes in our current and potential consumers' tastes and trends in a timely manner could adversely affect our business and operating results.

The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining consumers and attracting new ones. Furniture product is fashion oriented so changes in consumers' tastes and trends and the resultant change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. We attempt to minimize these risks by maintaining strong advertising and marketing campaigns promoting our brands. We also attempt to minimize our risk by updating our current product designs, styles, quality, prices, and options to purchase our products in-store or online. If these efforts were unsuccessful or required us to incur substantial costs, our business, operating results and financial or competitive condition could be adversely affected.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers, including online retailers, some of which offer widely advertised products, and others of which are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. Additionally, a majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference to purchase product online could have a materially adverse impact on our sales and operating margin. These and other competitive pressures could result in a decrease in our sales, earnings, and liquidity.

Our current retail markets and other markets that we enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets, goodwill, or other intangible assets if we fail to meet our earnings expectations for these markets.

From time to time we acquire retail locations and related assets, remodel and relocate existing stores, experiment with new store formats, and close underperforming stores. Our assets include goodwill and other indefinite-lived intangible assets acquired in connection with these acquisitions. Profitability of acquired, remodeled, relocated, and new format stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores, we may incur charges for the impairment of long-lived assets, the impairment of goodwill, or the impairment of other indefinite-lived intangible assets.

We recently acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland. Our assets include goodwill and other intangible assets, including acquired customer relationships, in connection with this acquisition. If we do not meet our sales or earnings expectations for this operation, we may incur charges for the impairment of long-lived assets, the impairment of goodwill, or the impairment of other intangible assets.

Changes in regulation of our international operations could adversely affect our business and results of operations.

Because we have operations outside of the United States and sell product in various countries, we are subject to many laws governing international relations, including the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act and the U.S. Export Administration Act. These laws include prohibitions on improper payments to government officials, restrictions on where we can do business, what products we can supply to certain countries, and what information we can provide to certain governments. We are also subject to laws and regulations on the collection and use of electronic data, including the General Data Protection Regulation that will become effective in May 2018 in the European Union and will subject violators that operate in the European Union to penalties of up to 4% of their global revenue. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a significant adverse effect on our business and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.

We rely extensively on computer systems to process transactions, summarize results, and manage our business and that of certain independent dealers. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, phishing attempts, security breaches, natural disasters, and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business computer systems or failure of our back-up systems could reduce our sales or result in longer production times. If our critical business computer systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them.

We have been implementing an enterprise resource planning (ERP) system in our largest operating unit over the last several years. We expect to finish implementing the sales order management component of the system by the end of fiscal 2018. ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned, or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control could cause us to fail to comply with our SEC reporting obligations related to our management's assessment of our internal control over financial reporting.

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

Our business and our reputation could be adversely affected by the failure to protect sensitive employee, customer and consumer data, or to comply with evolving regulations relating to our obligation to protect such data.

Cyber attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred recently at a number of major U.S. companies despite widespread recognition of the cyber attack threat and improved data protection methods. During fiscal 2017, we were subject, and will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber attack, malware, computer viruses, and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems that resulted in the unauthorized release of sensitive data could adversely affect our reputation and lead to financial losses from remedial actions or potential liability, possibly including punitive damages. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems could also materially increase the costs we already incur to protect against these risks. We continue to balance the additional risk with the cost to protect us against a breach. Additionally, losses arising from a breach would be covered in part by insurance that we carry.

Changes in the inputs used to calculate our acquisition related contingent consideration liabilities could have a material adverse impact on our financial results.

Our recent acquisitions included contingent consideration liabilities relating to payments based on the future performance of the operations acquired. Under generally accepted accounting principles we are required to estimate the fair value of any contingent consideration. Our estimates of fair value are based upon assumptions believed to be reasonable but which are uncertain and involve significant judgments by management. Changes in business conditions or other events could materially change the projection of future cash flows or the discount rate used in the fair value calculation of the contingent consideration. We reassess the fair value quarterly, and increases or decreases based on the actual or expected future performance of the acquired operations will be recorded in our results of operations. These quarterly adjustments could have a material effect on our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We owned or leased approximately 11.1 million square feet of active manufacturing, warehousing and distribution centers, office, showroom, and retail facilities, and had approximately 0.3 million square feet of idle facilities, at the end of fiscal 2017. Of the 11.1 million square feet occupied at the end of fiscal 2017, our Upholstery segment occupied approximately 6.7 million square feet, our Casegoods segment occupied approximately 1.4 million square feet, our Retail segment occupied approximately 2.8 million square feet, and our Corporate and other operations occupied the balance.

Our active facilities and retail locations are located in Arkansas, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia, Washington D.C., Wisconsin, Coahuila (Mexico), Bangkok (Thailand), Alberta and Manitoba (Canada), Dongguan (China), Hong Kong, and Berks (United Kingdom). All of our plants and stores are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. We own all of our domestic plants, and our joint venture owns our Thailand plant. We lease the majority of our retail stores and regional distribution centers, as well as our manufacturing facility in Mexico and our office spaces in China, Hong Kong and the United Kingdom. For information on terms of operating leases for our properties, see Note 10 to our consolidated financial statements, which are included in Item 8 of this report.

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

Kurt L. Darrow, age 62

•
Chairman, President and Chief Executive Officer since August 2011

Louis M. Riccio Jr., age 54

•
Senior Vice President and Chief Financial Officer since July 2006

J. Douglas Collier, age 50

•
Senior Vice President, Chief Commercial Officer and President, International since May 2017

•
Senior Vice President, Chief Marketing Officer, and President, International from August 2014 through May 2017

•
Chief Marketing Officer and President, International from August 2011 through August 2014

Darrell D. Edwards, age 53

•
Senior Vice President and Chief Supply Chain Officer since August 2014

•
Senior Vice President of Operations, Residential Division from May 2012 through August 2014

Otis S. Sawyer, age 59

•
Senior Vice President and President, La-Z-Boy Portfolio Brands since February 2017

•
Senior Vice President and President, England, Inc. from February 2008 through February 2017

•
President of La-Z-Boy Casegoods from November 2015 through February 2017

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

		Market Price
	Dividends Paid Per Share
Fiscal 2017 Quarter Ended		High	Low	Close
July 30	$0.10	$30.27	$24.31	$30.22
October 29	$0.10	$31.22	$22.09	$23.25
January 28	$0.11	$32.90	$22.50	$28.80
April 29	$0.11	$29.95	$25.85	$27.90

	$0.42

		Market Price
	Dividends Paid Per Share
Fiscal 2016 Quarter Ended		High	Low	Close
July 25	$0.08	$27.68	$24.96	$24.98
October 24	$0.08	$29.34	$24.16	$28.50
January 23	$0.10	$29.23	$20.30	$21.35
April 30	$0.10	$27.32	$19.56	$25.87

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

Shareholders

We had approximately 14,000 shareholders of record at June 13, 2017.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 29, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted- average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	1,509,060	(1)	$22.70	3,113,095	(2)

Note 1:  These options were issued under our 2010 Omnibus Incentive Plan.

Note 2:  This amount is the aggregate number of shares available for future issuance under our 2010 Omnibus Incentive Plan. The omnibus incentive plan provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors. We have performance awards outstanding under the plan that would reduce the number of shares remaining available for future issuance under the plan by 937,825 shares, assuming the maximum performance targets were achieved.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 28, 2012, in our common shares, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	2012	2013	2014	2015	2016	2017
La-Z-Boy Incorporated	$100	$115.90	$162.19	$183.69	$175.25	$191.90
S&P 500 Composite Index	$100	$115.32	$138.69	$160.85	$160.35	$189.08
Dow Jones U.S. Furnishings Index	$100	$91.95	$101.51	$134.47	$142.28	$159.43

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the purchase of company stock. As of April 29, 2017, 2.7 million shares remained available for purchase pursuant to this authorization. In June of 2017, the board of directors authorized an additional six million shares that will be added to this authorization. We spent $36.0 million in fiscal 2017 to purchase 1.4 million shares. During the fourth quarter of fiscal 2017, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective February 16, 2017. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on June 22, 2017. With the cash flows we anticipate generating in fiscal 2018, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2017:

(Shares in thousands)	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(2)	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 29 - March 4, 2017)	105	$28.18	104	2,972
Fiscal March (March 5 - April 1, 2017)	174	$27.23	174	2,798
Fiscal April (April 2 - April 29, 2017)	119	$27.22	118	2,680

Fiscal Fourth Quarter of 2017	398	$27.47	396	2,680

(1)
In addition to the 396,277 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 2,003 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.

(2)
On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2017.

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

Consolidated Five-Year Summary of Financial Data

(Amounts in thousands) Fiscal Year Ended	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013
Sales	$1,520,060	$1,525,398	$1,425,395	$1,357,318	$1,273,877
Cost of sales	913,518	943,362	920,903	892,864	857,022

Gross profit	606,542	582,036	504,492	464,454	416,855
Selling, general and administrative expense	475,961	459,647	401,327	375,158	349,252

Operating income	130,581	122,389	103,165	89,296	67,603
Interest expense	1,073	486	523	548	746
Interest income	981	827	1,030	761	620
Income from Continued Dumping and Subsidy Offset Act, net	273	102	1,212	—	—
Other income (expense), net	(22)	2,211	744	2,050	3,208

Income from continuing operations before income taxes	130,740	125,043	105,628	91,559	70,685
Income tax expense	43,756	44,080	36,954	31,383	23,520

Income from continuing operations	86,984	80,963	68,674	60,176	47,165
Income (loss) from discontinued operations, net of tax	—	—	3,297	(3,796)	17

Net income	86,984	80,963	71,971	56,380	47,182
Net income attributable to noncontrolling interests	(1,062)	(1,711)	(1,198)	(1,324)	(793)

Net income attributable to La-Z-Boy Incorporated	$85,922	$79,252	$70,773	$55,056	$46,389

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$85,922	$79,252	$67,476	$58,852	$46,372
Income (loss) from discontinued operations	—	—	3,297	(3,796)	17

Net income attributable to La-Z-Boy Incorporated	$85,922	$79,252	$70,773	$55,056	$46,389

 Consolidated Five-Year Summary of Financial Data (Continued)

(Amounts in thousands, except per share data) Fiscal Year Ended	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013
Basic weighted average shares	48,963	50,194	51,767	52,386	52,351
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.75	$1.57	$1.30	$1.11	$0.87
Income (loss) from discontinued operations	—	—	0.06	(0.07)	—

Basic net income attributable to La-Z-Boy Incorporated per share	$1.75	$1.57	$1.36	$1.04	$0.87

Diluted weighted average shares	49,470	50,765	52,346	53,829	53,685
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.73	$1.55	$1.28	$1.09	$0.85
Income (loss) from discontinued operations	—	—	0.06	(0.07)	—

Diluted net income attributable to La-Z-Boy Incorporated per share	$1.73	$1.55	$1.34	$1.02	$0.85

Dividends declared per share	$0.42	$0.36	$0.28	$0.20	$0.08
Book value of year-end shares outstanding(1)	$12.17	$11.09	$10.33	$10.04	$9.25

 Consolidated Five-Year Summary of Financial Data (Continued)

(Dollar amounts in thousands) Fiscal Year Ended	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015	(52 weeks) 4/26/2014	(52 weeks) 4/27/2013
Return on average total equity(2)	15.0%	14.9%	12.9%	11.8%	10.0%
Gross profit as a percent of sales	39.9%	38.2%	35.4%	34.2%	32.7%
Operating income as a percent of sales	8.6%	8.0%	7.2%	6.6%	5.3%
Effective tax rate(3)	33.5%	35.3%	35.0%	34.3%	33.3%
Return on sales(3)	5.7%	5.3%	4.8%	4.4%	3.7%
Depreciation and amortization	$29,132	$26,517	$22,283	$23,182	$23,140
Capital expenditures	$20,304	$24,684	$70,319	$33,730	$25,912
Property, plant and equipment, net	$169,132	$171,590	$174,036	$127,535	$118,060
Working capital	$318,746	$324,545	$321,560	$355,291	$350,717
Current ratio(4)	2.6 to 1	3.1 to 1	3.1 to 1	3.1 to 1	3.3 to 1
Total assets	$888,855	$800,029	$774,604	$771,295	$720,371
Long-term debt, excluding current portion	$296	$513	$433	$277	$7,576
Total debt	$515	$803	$830	$7,774	$8,089
Total equity	$601,105	$557,212	$533,100	$529,718	$491,968
Debt to equity ratio(5)	0.1%	0.1%	0.2%	1.5%	1.6%
Debt to capitalization ratio(6)	0.1%	0.1%	0.2%	1.4%	1.6%
(1)
Equal to total La-Z-Boy Incorporated shareholders' equity divided by the number of outstanding shares on the last day of the fiscal year

(2)
Equal to income from continuing operations divided by average two year equity

(3)
Based on income from continuing operations

(4)
Equal to total current assets divided by total current liabilities

(5)
Equal to total debt divided by total equity

(6)
Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2017

(Amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/30/2016	(13 weeks) 10/29/2016	(13 weeks) 1/28/2017	(13 weeks) 4/29/2017
Sales	$340,783	$376,579	$389,992	$412,706
Cost of sales	207,252	227,885	233,875	244,506

Gross profit	133,531	148,694	156,117	168,200
Selling, general and administrative expense	111,763	115,526	123,235	125,437

Operating income	21,768	33,168	32,882	42,763
Interest expense	115	117	562	279
Interest income	204	234	241	302
Income from Continued Dumping and Subsidy Offset Act, net	—	—	273	—
Other income (expense), net	(72)	(279)	638	(309)

Income before income taxes	21,785	33,006	33,472	42,477
Income tax expense	7,777	11,901	9,830	14,248

Net income	14,008	21,105	23,642	28,229
Net income attributable to noncontrolling interests	(202)	(272)	(356)	(232)

Net income attributable to La-Z-Boy Incorporated	$13,806	$20,833	$23,286	$27,997

Diluted weighted average common shares	49,594	49,511	49,384	49,181
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.28	$0.42	$0.47	$0.57
Dividends declared per share	$0.10	$0.10	$0.11	$0.11

Unaudited Quarterly Financial Information Fiscal 2016

(Amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/25/2015	(13 weeks) 10/24/2015	(13 weeks) 1/23/2016	(14 weeks) 4/30/2016
Sales	$341,423	$382,891	$384,014	$417,070
Cost of sales	217,191	237,085	236,024	253,062

Gross profit	124,232	145,806	147,990	164,008
Selling, general and administrative expense	104,266	112,412	113,206	129,763

Operating income	19,966	33,394	34,784	34,245
Interest expense	112	133	120	121
Interest income	205	164	204	254
Income from Continued Dumping and Subsidy Offset Act, net	—	—	102	—
Other income (expense), net	1,968	512	(93)	(176)

Income before income taxes	22,027	33,937	34,877	34,202
Income tax expense	7,904	12,278	12,643	11,255

Net income	14,123	21,659	22,234	22,947
Net income attributable to noncontrolling interests	(447)	(707)	(328)	(229)

Net income attributable to La-Z-Boy Incorporated	$13,676	$20,952	$21,906	$22,718

Diluted weighted average common shares	51,043	51,039	50,539	50,262
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.27	$0.41	$0.43	$0.45
Dividends declared per share	$0.08	$0.08	$0.10	$0.10

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin with an introduction to our key businesses and then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies. It is important to note that our fiscal year 2017 and fiscal year 2015 included 52 weeks, whereas fiscal year 2016 included 53 weeks. The additional week in fiscal year 2016 was included in our fourth quarter.

This Management's Discussion and Analysis reflects results for only our continuing operations, unless otherwise noted. During fiscal 2014, we marketed for sale our youth furniture business, Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly known as La-Z-Boy Greensboro, Inc.). We were unable to find a buyer for the Lea Industries business, and consequently we ceased its operations and liquidated all of its assets, consisting mostly of inventory, during fiscal 2015. In the accompanying financial statements, we reported the operating results of Lea Industries as discontinued operations for all periods presented. For the fiscal year ended April 25, 2015, we recorded a pre-tax loss of $6.0 million ($3.8 million after tax) in discontinued operations related to Lea Industries. We previously reported the results of Lea Industries as a component of our Casegoods segment.

In fiscal 2015, we also recorded $4.2 million of pre-tax income ($2.7 million after tax) in discontinued operations related to the Continued Dumping and Subsidy Offset Act of 2000 ("CDSOA"). Before the CDSOA was revised in 2007, it provided that duties collected on wooden bedroom furniture imported from China were to be distributed to domestic producers that supported the antidumping petition that resulted in the duties. Of the $4.2 million pre-tax income we received, $3.8 million related to our previously owned subsidiary, American Furniture Company, Incorporated. We sold this subsidiary in fiscal 2007 and reported it as discontinued operations at that time. When we sold the assets of American Furniture Company, Incorporated our contract provided that we would receive a portion of any such duties to which that entity was entitled. The remainder of the CDSOA pre-tax income reported in discontinued operations related to Lea Industries.

Introduction

Our Business

We manufacture, market, import, export, distribute, and retail upholstery furniture products. In addition, we import, distribute, and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second-largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third-largest retailer of single-branded furniture in the United States. We have seven major North American manufacturing locations and six regional distribution centers in the United States to support our speed-to-market and customization strategy.

We sell our products, primarily in the United States and Canada, to furniture retailers and directly to consumers through stores that we own and operate. The centerpiece of our retail distribution strategy is our network of 347 La-Z-Boy Furniture Galleries® stores and 557 Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "branded outlets" or "proprietary." We own 143 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 557 Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands, which include England, Kincaid, American Drew, and Hammary, enjoy distribution through many of the same outlets, with approximately half of Hammary's sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 527 outlets and over 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.7 million square feet.

During fiscal 2017, we acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland. We sell products in the United Kingdom, Ireland and about 60 other countries outside of North America.

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

•
Through this initiative, we intend not only to increase the number of stores but also to improve their quality, including upgrading old format stores to our new concept design through remodels and relocations. At the end of fiscal 2017, less than seven percent of the La-Z-Boy Furniture Galleries® stores in the network were in the old format.

•
With improved store performance we believe the network may deliver our targeted economic value over time with fewer stores. We now expect the build-out of our store network to extend beyond five years.

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

•
We are growing the size of our company-owned retail business by acquiring La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe there are opportunities for further market penetration.

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

•
We are also striving to increase our market share in stationary upholstered furniture through a combination of our Live Life Comfortably® marketing campaign, featuring Brooke Shields as our brand ambassador, and our innovative and on-trend product. We continue to invest in this campaign, aimed at changing the image of our brand and widening La-Z-Boy's appeal among a broader consumer demographic. We are focused on expanding our digital marketing and ecommerce capabilities to drive traffic across our multiple digital and physical properties. Across our digital properties, we are driving change to improve the user experience, with a specific focus on the ease by which customers browse through our broad assortment, customize products to their liking and find stores/services to make a purchase. While we are known for our iconic recliners, they account for less than half of our sales in units and dollars, and we believe we have the potential to expand sales of our other products. Integral to our Live Life Comfortably® campaign is our Urban Attitudes® collection of smaller-scale stationary furniture targeted at a more style-conscious demographic, younger consumers, and people who live in smaller spaces in urban locations. Stationary upholstery furniture is a significant share of the industry's total upholstery furniture sales, and we believe that over time we can capture a larger share of demand for these products.

We continue to believe that executing our integrated strategies will drive long-term profitable sales growth that, when combined with our efficient operating platform, will continue to deliver results and returns to our shareholders. During fiscal 2017, weaker demand throughout the home furnishings sector and the extra week in fiscal 2016 contributed to the slight decline in our net sales, but due to our efficient operating platform, we were able to grow our operating margin and deliver an increase in earnings per share.

Our reportable operating segments are the Upholstery segment, the Casegoods segment, and the Retail segment.

•
Upholstery Segment.  Our Upholstery segment is our largest business and consists primarily of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. The Upholstery segment also includes our international businesses, including the La-Z-Boy wholesale business in the United Kingdom and Ireland acquired during fiscal 2017. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•
Casegoods Segment.  Our Casegoods segment is an importer, marketer, and distributor of casegoods/wood furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

•
Retail Segment.  Our Retail segment consists of 143 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

Results of Operations

Fiscal Year 2017, Fiscal Year 2016, and Fiscal Year 2015

La-Z-Boy Incorporated

(Amounts in thousands, except percentages)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change
Sales	$1,520,060	$1,525,398	(0.3)%	$1,425,395	7.0%
Operating income	130,581	122,389	6.7%	103,165	18.6%
Operating margin	8.6%	8.0%		7.2%

Sales

Our consolidated sales decreased $5.3 million in fiscal 2017 compared with fiscal 2016, following an increase of $100.0 million in fiscal 2016 compared with fiscal 2015. As a reminder, fiscal 2016 contained 53 weeks, while fiscal 2017 and fiscal 2015 contained 52 weeks. The additional week in fiscal 2016 resulted in approximately $29 million of additional sales based on the average weekly sales for the year.

•
Sales were essentially flat in fiscal 2017 compared with fiscal 2016, due to lower sales in our Upholstery and Casegoods segments which were offset by higher sales in our Retail segment. The sales decline in our Upholstery and Casegoods segments were mostly due to fiscal 2017 including only 52 weeks while fiscal 2016 included 53 weeks. The sales increase in our Retail segment was driven by the sales from our new and acquired stores, partially offset by lower sales from stores that had been open a minimum of 12 months, and the impact of fiscal 2017 including one less week than fiscal 2016.

•
Sales were higher in fiscal 2016 compared with the prior year, driven by increased sales in our Upholstery and Retail segments. Our Upholstery segment sales increase was driven by stronger unit volume and the additional week in fiscal 2016. Our Retail segment sales increase was due to the sales from our new and acquired stores and the additional week in fiscal 2016. These improvements were partially offset by a decline in our Casegoods segment sales in fiscal 2016 compared with the prior year, due to lower volume, which was somewhat offset by the additional week in fiscal 2016.

Operating Margin

Our operating margin increased 0.6 percentage points in fiscal 2017 compared with the prior year, following an increase of 0.8 percentage points in fiscal 2016 compared with the prior year.

•
Our gross margin increased 1.7 percentage points during fiscal 2017 compared with fiscal 2016, following an increase of 2.8 percentage points in fiscal 2016 compared with fiscal 2015.

•
Our gross margin improved 0.9 percentage points in both fiscal 2017 and fiscal 2016 compared with each of the prior years, due to changes in our consolidated sales mix. Our consolidated sales mix changed due to the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•
Our Upholstery segment gross margin improved in both fiscal 2017 and fiscal 2016 compared with each of the prior years. Fiscal 2017 and fiscal 2016 gross margin improved due to favorable changes in our product mix, as well as improved efficiencies in our supply chain, including procurement, manufacturing operations, and logistics. Additionally, each of fiscal 2017, fiscal 2016 and fiscal 2015 included the benefit of favorable legal settlements, which provided a benefit of 0.2, 0.3, and 0.4 percentage points, respectively.

•
Our Retail segment gross margin improved in both fiscal 2017 and fiscal 2016 compared with each of the prior years due to an increased percentage of custom orders and design services, which generate a higher gross margin than sales of stock units.

•
Our Casegoods segment gross margin improved in both fiscal 2017 and fiscal 2016 compared with each of the prior years. Fiscal 2017 gross margin improved due to lower promotional activity related to discontinued product and lower freight expense on imported product. Fiscal 2016 gross margin improved due to our transition to an all-import model for our wood furniture and the consolidation of our casegoods operations.

•
Our selling, general, and administrative ("SG&A") expense as a percentage of sales increased 1.1 percentage points during fiscal 2017 compared with fiscal 2016, following an increase of 2.0 percentage points in fiscal 2016 compared with fiscal 2015.

  •
  Our SG&A expense as a percentage of sales increased 1.2 percentage points in both fiscal 2017 and fiscal 2016 compared with each of the prior years due to the growth of our Retail segment, which has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

  •
  Advertising expense as a percentage of sales was 0.8 percentage points and 0.2 percentage points higher during fiscal 2017 and fiscal 2016, respectively, as we strategically increased spending in our Live Life Comfortably® marketing campaign and on promotional marketing to support our retail stores and enhance our share of voice in selected markets.

  •
  In addition, a portion of the increase in our SG&A expense as a percentage of sales in fiscal 2017 was the result of the fixed nature of many of our Retail segment's costs (primarily occupancy and administrative costs) in relation to the decline in sales from stores that had been open a minimum of 12 months.

  •
  Professional fees and legal costs were 0.7 percentage points lower as a percentage of sales during fiscal 2017 compared with fiscal 2016, but were 0.5 percentage points higher as a percentage of sales during fiscal 2016 compared with fiscal 2015. We incurred higher legal costs in fiscal 2016 related to a legal dispute over a contract that the other party contends requires us to pay royalties on certain power units. The legal matter required fewer resources in fiscal 2017 as we awaited a court ruling on our affirmative defenses. In the third quarter of fiscal 2017 the court ruled against us on our affirmative defenses and we subsequently appealed the judgment entered against us.

  •
  The comparison of SG&A expense in fiscal 2016 with fiscal 2015 was affected by an increase of 0.4 percentage points in costs associated with our new world headquarters, primarily depreciation expense. In addition, incentive compensation costs were 0.3 percentage points higher during fiscal 2016 compared with fiscal 2015, primarily due to better consolidated financial performance against our incentive-based targets compared with fiscal 2015. Also affecting the SG&A expenses for fiscal 2016 compared with fiscal 2015 was warranty expense that was 0.2 percentage points higher as a percentage of sales, primarily due to higher replacement part costs and labor costs from our more complex product lines. Additionally, our warranty expense was higher during fiscal 2016 due to favorable accrual adjustments during fiscal 2015 which reflected a change in the prior estimates of our product warranty liability during that time period.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.

Upholstery Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change
Sales	$1,191,443	$1,215,805	(2.0)%	$1,151,802	5.6%
Operating income	146,235	134,193	9.0%	121,403	10.5%
Operating margin	12.3%	11.0%		10.5%

Sales

Our Upholstery segment's sales decreased $24.4 million in fiscal 2017 compared with fiscal 2016, following an increase of $64.0 million in fiscal 2016 compared with fiscal 2015. The additional week in fiscal 2016 resulted in approximately $23 million of additional sales based on the average weekly sales for the year.

•
The sales decline in fiscal 2017 when compared with the prior year was mostly due to fiscal 2017 including only 52 weeks while fiscal 2016 included 53 weeks.

•
Lower unit volume drove a 2.4% decrease in sales in fiscal 2017 when compared with fiscal 2016. We believe the decreased unit volume during fiscal 2017 reflected weaker demand throughout the home furnishings sector.

•
In addition, higher promotional activity in fiscal 2017 resulted in a 0.5% decrease in sales compared with fiscal 2016. The higher promotional activity was due to our strategic decision to discount product to drive sales against the weaker demand, and in connection with our phasing out certain frames and fabrics.

•
These items were partially offset by favorable changes in our product mix which resulted in a 0.7% increase in sales in fiscal 2017 compared with the prior year. Our product mix shifted to more motion units and more units with power in fiscal 2017, compared with the prior year. Motion units have a higher average selling price than stationary units, and units with power have a higher average selling price than units without power.

•
Lastly, fiscal 2017 included the benefit of four months of sales from our recently-acquired La-Z-Boy wholesale business in the United Kingdom and Ireland, which contributed $8.9 million of sales in fiscal 2017.

•
The sales increase in fiscal 2016 when compared with fiscal 2015 was due to several factors.

•
Higher unit volume drove a 4.3% increase in sales in fiscal 2016 when compared with fiscal 2015. We believe the increased unit volume during fiscal 2016 was a result of our Live Life Comfortably® marketing campaign, the strength of our stationary product introductions, and our improved product value and styling.

•
Favorable changes in our product mix in fiscal 2016 resulted in a 1.1% increase in sales compared with the prior year. Our product mix in fiscal 2016 shifted to more motion units and more units with power, compared with the prior year.

Operating Margin

Our Upholstery segment's operating margin increased 1.3 percentage points in fiscal 2017 compared with the prior year, following an increase of 0.5 percentage points in fiscal 2016 compared with the prior year.

•
The segment's gross margin increased 0.7 percentage points during fiscal 2017 compared with fiscal 2016, following an increase of 1.9 percentage points during fiscal 2016 compared with fiscal 2015.

•
Changes in our product mix resulted in an improvement of 0.7 percentage points in fiscal 2017 compared with fiscal 2016. The improvement was primarily due to a shift to more motion units with power, as well as a shift to more recliners in fiscal 2017 compared with the prior year.

•
Improved efficiencies in our supply chain, including procurement, manufacturing operations and logistics, resulted in an improvement of 0.5 percentage points and 1.8 percentage points in the segment's gross margin during fiscal 2017 and fiscal 2016, respectively, compared with each of the prior years.

•
Higher promotional activity related to our strategic decision to discount product to drive sales against the weaker demand in the home furnishings sector, and in connection with our phasing out certain frames and fabric, resulted in a reduction of 0.3 percentage points in the segment's gross margin during fiscal 2017 compared with the prior year.

  •
  Favorable legal settlements provided a benefit of 0.2, 0.3, and 0.5 percentage points in the segment's gross margin during fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

•
The segment's SG&A expense as a percentage of sales decreased 0.6 percentage points during fiscal 2017 compared with fiscal 2016, following an increase of 1.4 percentage points during fiscal 2016 compared with fiscal 2015.

•
Professional fees and legal costs were 0.9 percentage points lower as a percent of sales during fiscal 2017 compared with fiscal 2016, but were 1.0 percentage point higher as a percentage of sales during fiscal 2016 compared with fiscal 2015. We incurred higher legal costs in fiscal 2016 related to a legal dispute over a contract that the other party contends requires us to pay royalties on certain power units. The legal matter required fewer resources in fiscal 2017 as we awaited a court ruling on our affirmative defenses. In third quarter of fiscal 2017, the court ruled against us on our affirmative defenses and we subsequently appealed the judgment entered against us.

•
Advertising expense was 0.2 percentage points higher as a percentage of sales during fiscal 2017 compared with fiscal 2016, as we strategically increased spending on our Live Life Comfortably® marketing campaign.

•
Warranty expense was 0.3 percentage points higher as a percentage of sales during fiscal 2016 compared with fiscal 2015. Our warranty expense was higher primarily due to higher replacement part costs and labor costs from our more complex product lines. Additionally, our warranty expense was higher during fiscal 2016 due to favorable accrual adjustments during fiscal 2015 which reflected a change in the prior estimates of our product warranty liability during that time period.

Casegoods Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change
Sales	$100,228	$102,540	(2.3)%	$109,713	(6.5)%
Operating income	8,623	7,734	11.5%	6,408	20.7%
Operating margin	8.6%	7.5%		5.8%

Sales

Our Casegoods segment's sales decreased $2.3 million in fiscal 2017 compared with fiscal 2016, following a decrease of $7.2 million in fiscal 2016 compared with fiscal 2015. The additional week in fiscal 2016 resulted in approximately $2 million of additional sales based on the average weekly sales for the year.

•
The segment's sales decrease in fiscal 2017 was mostly due to fiscal 2017 including only 52 weeks while fiscal 2016 included 53 weeks, in addition to a decline in unit volume. We believe the lower volume resulted from weaker demand throughout the home furnishings sector, which has been more prominent for casegoods product than for other product categories. The volume decline was somewhat offset by lower promotional activity on discontinued product.

•
The segment's sales decrease in fiscal 2016 was due to eliminating our hospitality product line when we ceased domestic manufacturing of our wood furniture. The elimination of this product line resulted in $3.7 million lower sales in fiscal 2016 compared with fiscal 2015. In addition, as we have shifted our product line to more transitional and casual styles over the last few years, we have been selling through older product lines. Higher promotional activity related to these older product lines during fiscal 2015 resulted in higher sales during that period.

Operating Margin

Our Casegoods segment's operating margin increased 1.1 percentage points in fiscal 2017 compared with the prior year, following an increase of 1.7 percentage points in fiscal 2016 compared with the prior year.

•
The segment's gross margin increased 1.4 percentage points during fiscal 2017 compared with fiscal 2016, following an increase of 0.9 percentage points during fiscal 2016 compared with fiscal 2015.

•
During fiscal 2017, the segment's gross margin increased due to lower promotional activity related to discontinued product and lower freight expense on imported product.

•
During fiscal 2016, the transition to an all-import model for our wood furniture and the consolidation of our casegoods operations, as well as less discounting due to lower promotional activity in fiscal 2016, drove the improved gross margin for the segment.

•
The segment's SG&A expense as a percentage of sales increased 0.3 percentage points during fiscal 2017 compared with fiscal 2016, following a decrease of 0.8 percentage points during fiscal 2016 compared with fiscal 2015.

•
During fiscal 2017, the increased SG&A expense was primarily due to our inability to absorb fixed SG&A costs on the lower sales volume.

•
During fiscal 2016, the decreased SG&A expense was mainly due to lower incentive compensation resulting from lower financial performance of the segment against the incentive-based targets compared with our financial performance in fiscal 2015 against the prior year targets. Also, we decreased our SG&A expense through the consolidation of our casegoods operations into one corporate office and the elimination of redundant expenses.

Retail Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change
Sales	$443,238	$402,479	10.1%	$333,978	20.5%
Operating income	19,205	25,567	(24.9)%	11,466	123.0%
Operating margin	4.3%	6.4%		3.4%

Sales

Our Retail segment's sales increased $40.8 million in fiscal 2017 compared with fiscal 2016, following an increase of $68.5 million in fiscal 2016 compared with fiscal 2015. The additional week in fiscal 2016 resulted in approximately $8 million of additional sales based on the average weekly sales for the year.

•
In fiscal 2017, the segment's sales increased $55.8 million from our acquired stores and $10.8 million from our new stores. These increases were somewhat offset by a $25.8 million decrease in sales from stores that had been open a minimum of 12 months, a decline of 7.2% of which about 2% relates to the extra week. The decrease in sales from these stores was primarily driven by lower store traffic, but an increase in our average ticket, resulting from increases in design services and custom orders, lessened the impact of the lower traffic.

•
In fiscal 2016, the segment's sales increase was due to our acquired stores, which added $22.4 million in sales for the segment in fiscal 2016. Additionally, sales from stores that had been open for a minimum of 12 months increased by $14.0 million, or 7.5% of which about 2% relates to the extra week. The increased volume was primarily a result of an increase in average ticket resulting from higher custom orders, increased design services, and a shift to more powered units. The remainder of the sales increase came from our new stores.

Operating Margin

Our Retail segment's operating margin decreased 2.1 percentage points in fiscal 2017 compared with the prior year, following an increase of 3.0 percentage points in fiscal 2016 compared with the prior year.

•
The segment's gross margin increased 0.1 percentage point during fiscal 2017 compared with fiscal 2016, following an increase of 1.3 percentage points in fiscal 2016 compared with fiscal 2015.

•
During fiscal 2017 and fiscal 2016, a higher percentage of custom orders and increased design services drove the increase in gross margin compared with the prior years. Additionally, during fiscal 2016, a shift to more powered units increased the segment's gross margin compared with fiscal 2015.

•
The segment's SG&A expense as a percentage of sales increased 2.2 percentage points during fiscal 2017 compared with fiscal 2016, following a decrease of 1.7 percentage points in fiscal 2016 compared with fiscal 2015.

•
SG&A expenses as a percentage of sales were higher in fiscal 2017 compared with fiscal 2016, due to a 1.2 percentage point increase in advertising expense, as we strategically increased spending on our Live Life Comfortably® marketing campaign and on promotional marketing to enhance our share of voice in selected markets. The remainder of the increase in SG&A expense as a percentage of sales was the result of the fixed nature of many of our costs (primarily occupancy and administrative costs) in relation to the decline in sales from stores that had been open a minimum of 12 months.

•
SG&A expense in fiscal 2016 was lower than in fiscal 2015 as a percentage of sales, driven by our sales volume increase in fiscal 2016 from stores that had been open for a minimum of 12 months, which allowed us to leverage our fixed SG&A expenses (primarily occupancy and administrative costs) as a percentage of sales in fiscal 2016 compared with fiscal 2015. This impact was partially offset because we increased advertising spending by 0.4 percentage points as a percentage of sales on our Live Life Comfortably® marketing campaign and on promotional marketing to support our retail stores and enhance our share of voice in selected markets.

Corporate and Other

(Amounts in thousands, except percentages)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change	(52 weeks) 4/25/2015	(FY16 vs FY15) % Change
Sales:
Corporate and Other	$9,161	$6,423	42.6%	$2,294	180.0%
Eliminations	(224,010)	(201,849)	(11.0)%	(172,392)	(17.1)%
Operating loss:
Corporate and Other	(43,482)	(45,105)	3.6%	(36,112)	(24.9)%

Sales

Corporate and Other sales increased in fiscal 2017 and fiscal 2016 compared with the prior years due to intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong. Operations of our global trading company were just beginning in early fiscal 2016 and resulted in lower commissions charged during fiscal 2016 and no commissions charged during fiscal 2015.

Eliminations increased in both fiscal 2017 and fiscal 2016 compared with the prior years due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly due to our new stores and store acquisitions. The elimination of the intercompany commission revenue of our global trading company in Hong Kong also contributed to the increase in eliminations in both fiscal years.

Operating Margin

Our Corporate and Other operating loss was $1.6 million lower in fiscal 2017 compared with fiscal 2016, due to lower net expense associated with our global trading company in Hong Kong. Net expenses of our global trading company were lower in fiscal 2017 compared with fiscal 2016 due to the increased intercompany commission revenue charged to our reportable segments.

Our Corporate and Other operating loss was $8.0 million higher in fiscal 2016 compared with fiscal 2015, primarily due to higher incentive compensation costs of $2.2 million, as well as higher costs associated with our global trading company in Hong Kong and increased depreciation expense for our new world headquarters.

Interest Expense

Interest expense was $0.6 million higher in fiscal 2017 compared with fiscal 2016. As a result of the judgment entered against us in a legal dispute over whether we owe royalties on certain power units, we recognized $0.5 million of interest expense during fiscal 2017. Interest expense was flat in fiscal 2016 compared with fiscal 2015.

Other Income (Expense)

Other income (expense) was $2.2 million lower in fiscal 2017 compared with fiscal 2016, due to lower foreign currency exchange rate gains realized during fiscal 2017 than in fiscal 2016.

Other income (expense) was $1.5 million higher in fiscal 2016 compared with fiscal 2015, due to higher foreign currency exchange rate gains realized during fiscal 2016 than in fiscal 2015.

Income from Continued Dumping and Subsidy Offset Act

The Continued Dumping and Subsidy Offset Act of 2000 provided for distribution of duties collected by U.S. Customs and Border Protection from antidumping cases to domestic producers that supported the antidumping petition related to wooden bedroom furniture imported from China. We received pre-tax distributions of $0.3 million and $0.1 million during fiscal 2017 and fiscal 2016, respectively. We received pre-tax distributions of $1.2 million related to continuing operations and $4.2 million related to discontinued operations during fiscal 2015.

Income Taxes

Our effective tax rate for continuing operations was 33.5% for fiscal 2017, 35.3% for fiscal 2016, and 35.0% for fiscal 2015.

Impacting our effective tax rate for fiscal 2017 was a net tax benefit of $1.4 million primarily from the release of valuation allowances relating to certain U.S. state deferred tax assets and state income tax credits. Absent discrete adjustments, the effective tax rate for continuing operations in fiscal 2017 would have been 34.6%.

Impacting our effective tax rate for fiscal 2016 was a net tax benefit of $0.3 million for the release of valuation allowances relating to certain U.S. state deferred tax assets. Absent discrete adjustments, the effective tax rate for continuing operations in fiscal 2016 would have been 35.6%.

Impacting our effective tax rate for fiscal 2015 was a net tax benefit of $0.4 million for the release of valuation allowances relating to certain U.S. state deferred tax assets. Absent discrete adjustments, the effective tax rate for continuing operations in fiscal 2015 would have been 35.4%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash and equivalents of $141.9 million at April 29, 2017, compared with $112.4 million at April 30, 2016. In addition, we had investments to enhance our returns on cash of $33.1 million at April 29, 2017, compared with $33.6 million at April 30, 2016.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 29, 2017, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $141.9 million of the $150.0 million credit commitment.

Capital expenditures for fiscal 2017 were $20.3 million compared with $24.7 million for fiscal 2016. We believe capital expenditures will be in the range of $50 to $55 million for all of fiscal 2018. We started construction on our new Innovation Center and other upgrades to our largest manufacturing campus in Dayton, Tennessee in the fourth quarter of fiscal 2017, and we expect that construction will continue into fiscal 2020. We currently estimate that we will incur approximately $14 million related to the new Innovation Center in fiscal 2018. Additionally, we currently anticipate increased capital expenditures in fiscal 2018 related to other facility and manufacturing equipment upgrades.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

We believe our cash flows from operations, present cash and equivalents balance of $141.9 million, short and long-term investments to enhance returns on cash of $33.1 million, and current excess availability under our credit facility of $141.9 million, will be sufficient to fund our business needs, including fiscal 2018 contractual obligations of $159.2 million as presented in our contractual obligations table. Included in our cash and cash equivalents at April 29, 2017, is $51.3 million held by foreign subsidiaries for which we have determined the amounts to be permanently reinvested. Included in that $51.3 million is cash that we transferred to one of our foreign subsidiaries in anticipation of our payment, due in fiscal 2018, for the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland.

The following table illustrates the main components of our cash flows:

	Year Ended
(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$146,174	$112,361	$86,751
Net cash used for investing activities	(65,253)	(36,570)	(66,673)
Net cash used for financing activities	(51,597)	(61,047)	(71,156)
Exchange rate changes	178	(688)	(281)

Change in cash and equivalents	$29,502	$14,056	$(51,359)

Operating Activities

During fiscal 2017, net cash provided by operating activities was $146.2 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2017 and a $12.5 million reduction in inventory. Our ability to improve our inventory efficiency and productivity more than offset an increase in finished goods inventory during fiscal 2017.

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

Investing Activities

During fiscal 2017, net cash used for investing activities was $65.3 million, which included $35.9 million to fund the acquisition of retail stores, $20.3 million for capital expenditures, and $9.8 million for net investment increases. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, and construction of our new Innovation Center.

During fiscal 2016, net cash used for investing activities was $36.6 million, which included $23.3 million to fund the acquisition of retail stores, and $24.7 million for capital expenditures, which was somewhat offset by net investment decreases of $7.7 million. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, our e-commerce web site, and the relocation of one of our regional distribution centers. Additionally, the above uses of cash were partially offset by proceeds from the sale of assets, including assets previously held for sale, as well as a reduction in restricted cash, which secures our outstanding letters of credit, of $3.7 million.

During fiscal 2015, net cash used for investing activities was $66.7 million, which included $70.3 million for capital expenditures. Capital expenditures during the period primarily related to spending on our new world headquarters, as well as spending on new stores and manufacturing machinery and equipment. In addition, we invested $6.6 million of cash in fiscal 2015, primarily to purchase life insurance contracts related to our executive deferred compensation plan and our performance compensation retirement plan. Partly offsetting these items were proceeds from the sale of assets, including assets previously held for sale, as well as a reduction in restricted cash, which secures our outstanding letters of credit, of $12.0 million.

Financing Activities

During fiscal 2017, net cash used for financing activities was $51.6 million, including $36.0 million used to purchase our common stock and $20.7 million paid to our shareholders in quarterly dividends.

During fiscal 2016, net cash used for financing activities was $61.0 million, including $44.1 million used to purchase our common stock and $18.1 million paid to our shareholders in quarterly dividends.

During fiscal 2015, net cash used for financing activities was $71.2 million, including $51.9 million used to purchase our common stock and $14.5 million paid to our shareholders in quarterly dividends. Additionally, we used $7.6 million of cash to pay down debt.

Our board of directors has authorized the purchase of company stock. As of April 29, 2017, 2.7 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 1.4 million shares during fiscal 2017 for a total of $36.0 million. In June of 2017, the board of directors authorized an additional six million shares that will be added to this authorization and with the cash flows we anticipate generating in fiscal 2018, we expect to continue being opportunistic in purchasing company stock.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Capital lease obligations	$515	$219	$291	$5	$—
Operating lease obligations	384,558	68,898	118,809	93,708	103,143
Purchase obligations*	74,131	74,131	—	—	—
Purchase price liability**	15,920	15,920	—	—	—
Contingent consideration	1,248	—	1,248	—	—

Total contractual obligations	$476,372	$159,168	$120,348	$93,713	$103,143

*  We have purchase order commitments of $74.1 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

**  We acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland during fiscal 2017. Per the terms of the purchase agreement, payment for the business is due 90 business days following the date of acquisition and accordingly, we have recorded a purchase price liability. The liability is based on exchange rates on April 29, 2017.

Our consolidated balance sheet at the end of fiscal 2017 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

Continuing compliance with existing federal, state and local statutes addressing protection of the environment is not expected to have a significant effect upon our capital expenditures, earnings, competitive position or liquidity.

Business Outlook

We are optimistic about the opportunities before us. Given the strength of the La-Z-Boy brand, we believe the company is solidly positioned in the marketplace with a core demographic that will continue to expand. Investments in our digital platforms will provide for additional growth opportunities as we will be able to effectively leverage those initiatives to expose more people to the brand as well as to continue to make other strategic investments in our business to drive long-term sales and earnings growth. During the summer months, however, the furniture industry typically experiences weaker demand, and the majority of our plants shut down for one week of vacation and maintenance in July, during the first quarter. Accordingly, the first quarter is usually the company's weakest in sales and earnings.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Using either quoted market prices or an analysis of undiscounted projected future cash flows by asset groups, we determine whether there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating units in our Upholstery segment (La-Z-Boy and England), our Casegoods segment, and each of our retail stores.

Intangible Assets and Goodwill

We test intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name, and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in markets we have acquired. Amortizable intangible assets include the reacquired right to sell La-Z-Boy branded product in the United Kingdom and Ireland and other intangible assets related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, including acquired customer relationships. We establish the fair value of our trade name and reacquired rights based upon the relief from royalty method. We establish the fair value of our other amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and also the relief from royalty method. Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores in various geographic markets and the La-Z-Boy wholesale business in the United Kingdom and Ireland. The reporting units for goodwill arising from retail acquisitions are the geographic markets the acquired stores become part of upon acquisition, because the operations of the acquired stores benefit these geographic markets. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland is that business. We establish the fair value for the reporting unit based on the discounted cash flows to determine if the fair value of our goodwill exceeds its carrying value.

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

We have various excess loss coverages for health insurance, auto, product liability and workers' compensation liabilities. Our deductibles generally do not exceed $1.5 million.

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

Pensions

We maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating unit. The plan does not allow new participants, but active participants continue to earn service credits. Annual net periodic expense and benefit liabilities under the plan are determined on an actuarial basis using various assumptions and estimates including discount rates, long-term rates of return, estimated remaining years of service, and estimated life expectancy. Each year, we compare the more significant assumptions used to our actual experience, and we adjust the assumptions if warranted.

We evaluate our pension plan discount rate assumption annually. The discount rate is based on a single rate developed after matching a pool of high-quality bond payments to the plan's expected future benefit payments. We used a discount rate of 4.1% at April 29, 2017 and April 30, 2016, compared with a rate of 4.2% at April 25, 2015. We used the same methodology for determining the discount rate in fiscal 2017, fiscal 2016, and fiscal 2015.

We fund pension benefits through deposits with trustees and satisfy, at a minimum, the applicable funding regulations.

In addition to evaluating the discount rate we use to determine our pension obligation, each year we evaluate our assumption as to our expected return on plan assets, taking into account the trust's asset allocation, investment strategy, and returns expected to be earned over the life of the plan. The rate of return assumption was 4.5% at April 29, 2017 and April 30, 2016. The expected rate of return assumption as of April 29, 2017, will be used to determine pension expense for fiscal 2018.

We are planning to make a discretionary contribution of approximately $2 million to our defined benefit pension plan in fiscal 2018, although no contribution is required. After considering all relevant assumptions, we expect that the plan's fiscal 2018 pension expense will be approximately $4.2 million, compared with $4.0 million in fiscal 2017. A 25 basis point change in our discount rate or expected return on plan assets would not have a material impact on our results of operations.

Product Warranties

We account for product warranties by accruing an estimated liability when we recognize revenue on the sale of warranted product. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold product. We incorporate repair costs in our liability estimates, including materials, labor, and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers and consumers. We use considerable judgment in making our estimates. We record differences between our estimated and actual costs when the differences are known.

Stock-Based Compensation

We measure stock-based compensation cost for equity-based awards on the grant date based on the awards' fair value, and recognize expense over the vesting period. We measure stock-based compensation cost for liability-based awards on the grant date based on the awards' fair value, and recognize expense over the vesting period. We remeasure the liability for these awards and adjust their fair value at the end of each reporting period until paid. We recognize compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards becomes probable. Determining the probability of award vesting requires judgment, including assumptions about future operating performance. While the assumptions we use to calculate and account for stock-based compensation awards represent management's best estimates, these estimates involve inherent uncertainties and the application of our management's best judgment. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could be materially different in the future.

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

We estimate the fair value of each performance award grant that vests based on a market condition using a Monte Carlo valuation model. The Monte Carlo model incorporates more complex variables than closed-form models such as the Black-Scholes option valuation model used for option grants. The Monte Carlo valuation model simulates a distribution of stock prices to yield an expected distribution of stock prices over the remaining performance period. The stock-paths are simulated using volatilities calculated with historical information using data from a look-back period that is equal to the vesting period. The model assumes a zero-coupon, risk-free interest rate with a term equal to the vesting period. The simulations are repeated many times and the mean of the discounted values is calculated as the grant date fair value for the award. The final payout of the award as calculated by the model is then discounted back to the grant date using the risk-free interest rate.

Both the Monte Carlo and Black-Scholes methodologies are based, in part, on inputs for which there are little or no observable market data, requiring us to develop our own assumptions. Inherent in both of these models are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield.

Recent Accounting Pronouncements

The following is a discussion of the recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that we are currently assessing and which we believe could have a significant impact on our financial statements or related disclosures.

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective for our fiscal 2019. We are currently reviewing our contracts and other revenue streams, gathering documentation, and developing our new accounting policy related to this standard. At this time, we believe we will ultimately choose the modified retrospective approach to implementing the new standard when it becomes effective for our fiscal 2019, but we are still assessing the overall impact this standard will have on our consolidated financial statements and financial statement disclosures.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on their balance sheet. Under this new standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. This standard is effective for our fiscal 2020. We are currently reviewing our leases and gathering the necessary information and tools to adopt this standard when it becomes effective for our fiscal 2020. We anticipate that adoption of this standard will have a significant impact on our consolidated balance sheet as we have a significant number of operating leases.

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments. The standard includes changes to the accounting for income taxes related to share-based payments as well as changes to the presentation of these tax impacts on the statement of cash flows. We will adopt this standard in the first quarter of our fiscal 2018. Any increased volatility in our consolidated statement of income as a result of applying the provisions of this standard will be dependent on future vesting activity and volatility in our stock price. We plan to continue to estimate expected forfeitures.

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal 2021 and apply it through a cumulative-effect adjustment to retained earnings. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This standard will be applicable for our fiscal 2019. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to evaluating whether a transaction should be accounted for as an acquisition. This standard will be applicable for our fiscal 2019. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This standard will be applicable for our fiscal 2021. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 29, 2017, we could be exposed to market risk from changes in interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2018.

We are exposed to market risk from changes in the value of foreign currencies primarily related to our plant in Mexico, our wholesale and retail businesses in Canada, our wholesale business in the United Kingdom, and our majority-owned joint ventures in Thailand. In Mexico, we pay wages and other local expenses in Mexican pesos. In our Canada wholesale business we pay wages and other local expenses in Canadian Dollars. We recognize sales and pay wages and other local expenses related to our wholesale business in the United Kingdom in Great British Pounds, and our Canadian retail business in Canadian Dollars. In Thailand, we pay wages and other local expenses in the Thai Baht. Nonetheless, gains and losses resulting from market changes in the value of foreign currencies have not had and are not currently expected to have a significant effect on our consolidated results of operations. A decrease in the value of foreign currencies in relation to the U.S. dollar could impact the profitability of some of our vendors and translate into higher prices for our supplies, but we believe that, in that event, our competitors would experience a similar impact.

We are exposed to market risk with respect to commodity and fuel price fluctuations, principally related to commodities we use in producing our products, including steel, wood and polyurethane foam. As commodity prices increase, we determine whether a price increase to our customers to offset these increases is warranted. To the extent that an increase in these commodity costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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

In addition, our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 29, 2017. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 29, 2017, as stated in its report which appears herein.

/s/ Kurt L. Darrow
Kurt L. Darrow
Chairman, President and Chief Executive Officer
June 20, 2017

/s/ Louis M. Riccio Jr.
Louis M. Riccio Jr.
Senior Vice President and Chief Financial Officer
June 20, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of changes in equity and cash flows present fairly, in all material respects, the financial position of La-Z-Boy Incorporated and its subsidiaries at April 29, 2017 and April 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 29, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 29, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
June 20, 2017

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015
Sales	$1,520,060	$1,525,398	$1,425,395
Cost of sales	913,518	943,362	920,903

Gross profit	606,542	582,036	504,492
Selling, general and administrative expense	475,961	459,647	401,327

Operating income	130,581	122,389	103,165
Interest expense	1,073	486	523
Interest income	981	827	1,030
Income from Continued Dumping and Subsidy Offset Act, net	273	102	1,212
Other income (expense), net	(22)	2,211	744

Income from continuing operations before income taxes	130,740	125,043	105,628
Income tax expense	43,756	44,080	36,954

Income from continuing operations	86,984	80,963	68,674
Income from discontinued operations, net of tax	—	—	3,297

Net income	86,984	80,963	71,971
Net income attributable to noncontrolling interests	(1,062)	(1,711)	(1,198)

Net income attributable to La-Z-Boy Incorporated	$85,922	$79,252	$70,773

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME (Continued)

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015
Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$85,922	$79,252	$67,476
Income from discontinued operations	—	—	3,297

Net income attributable to La-Z-Boy Incorporated	$85,922	$79,252	$70,773

Basic weighted average common shares	48,963	50,194	51,767
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.75	$1.57	$1.30
Income from discontinued operations, net of tax	—	—	0.06

Basic net income attributable to La-Z-Boy Incorporated per share	$1.75	$1.57	$1.36

Diluted weighted average common shares	49,470	50,765	52,346
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.73	$1.55	$1.28
Income from discontinued operations, net of tax	—	—	0.06

Diluted net income attributable to La-Z-Boy Incorporated per share	$1.73	$1.55	$1.34

Dividends declared per share	$0.42	$0.36	$0.28

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015
Net income	$86,984	$80,963	$71,971
Other comprehensive income (loss)
Currency translation adjustment	(428)	(2,557)	(1,014)
Change in fair value of cash flow hedges, net of tax	360	274	(507)
Net unrealized gains (losses) on marketable securities, net of tax	694	(547)	507
Net pension amortization and actuarial gain, net of tax	545	374	179

Total other comprehensive income (loss)	1,171	(2,456)	(835)

Total comprehensive income before noncontrolling interests	88,155	78,507	71,136
Comprehensive income attributable to noncontrolling interests	(1,116)	(1,116)	(1,122)

Comprehensive income attributable to La-Z-Boy Incorporated	$87,039	$77,391	$70,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/29/2017	4/30/2016
Current assets
Cash and equivalents	$141,860	$112,358
Restricted cash	8,999	8,977
Receivables, net of allowance of $2,563 at 4/29/17 and $3,145 at 4/30/16	150,846	146,545
Inventories, net	175,114	175,589
Other current assets	40,603	38,503

Total current assets	517,422	481,972
Property, plant and equipment, net	169,132	171,590
Goodwill	74,245	37,193
Other intangible assets, net	18,489	8,558
Deferred income taxes—long-term	40,131	41,683
Other long-term assets, net	69,436	59,033

Total assets	$888,855	$800,029

Current liabilities
Current portion of long-term debt	$219	$290
Accounts payable	51,282	44,661
Accrued expenses and other current liabilities	147,175	112,476

Total current liabilities	198,676	157,427
Long-term debt	296	513
Other long-term liabilities	88,778	84,877
Contingencies and commitments	—	—
Shareholders' equity
Preferred shares—5,000 authorized; none issued	—	—
Common shares, $1 par value—150,000 authorized; 48,472 outstanding at 4/29/17 and 49,331 outstanding at 4/30/16	48,472	49,331
Capital in excess of par value	289,632	279,339
Retained earnings	284,698	252,472
Accumulated other comprehensive loss	(32,883)	(34,000)

Total La-Z-Boy Incorporated shareholders' equity	589,919	547,142
Noncontrolling interests	11,186	10,070

Total equity	601,105	557,212

Total liabilities and equity	$888,855	$800,029

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015
Cash flows from operating activities
Net income	$86,984	$80,963	$71,971
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on disposal of assets	(224)	384	(499)
Gain on sale of investments	(471)	(436)	(214)
Deferred income tax expense	569	4,581	1,030
Provision for doubtful accounts	(291)	(660)	(2,290)
Depreciation and amortization	29,131	26,517	22,283
Stock-based compensation expense	8,864	8,292	6,780
Pension plan contributions	(2,300)	(7,000)	—
Change in receivables	(7,850)	10,730	(2,595)
Change in inventories	12,517	(14,621)	(7,644)
Change in other assets	(1,211)	4,148	4,154
Change in accounts payable	4,541	(1,007)	(5,206)
Change in other liabilities	15,915	470	(1,019)

Net cash provided by operating activities	146,174	112,361	86,751
Cash flows from investing activities
Proceeds from disposals of assets	761	3,054	9,061
Capital expenditures	(20,304)	(24,684)	(70,319)
Purchases of investments	(29,763)	(21,009)	(40,327)
Proceeds from sales of investments	19,954	28,721	33,750
Acquisitions, net of cash acquired	(35,878)	(23,311)	(1,774)
Change in restricted cash	(23)	659	2,936

Net cash used for investing activities	(65,253)	(36,570)	(66,673)
Cash flows from financing activities
Payments on debt	(288)	(508)	(7,571)
Payments for debt issuance costs	—	—	(208)
Stock issued for stock and employee benefit plans	3,566	420	1,397
Excess tax benefit on stock option exercises	1,737	1,264	1,592
Purchases of common stock	(35,957)	(44,082)	(51,853)
Dividends paid	(20,655)	(18,141)	(14,513)

Net cash used for financing activities	(51,597)	(61,047)	(71,156)
Effect of exchange rate changes on cash and equivalents	178	(688)	(281)

Change in cash and equivalents	29,502	14,056	(51,359)
Cash and equivalents at beginning of period	112,358	98,302	149,661

Cash and equivalents at end of period	$141,860	$112,358	$98,302

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$1,795	$—	$500

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 26, 2014	$51,981	$262,901	$238,384	$(31,380)	$7,832	$529,718
Net income			70,773		1,198	71,971
Other comprehensive loss				(759)	(76)	(835)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	898	26	(10,684)			(9,760)
Purchases of common stock	(2,132)	(1,267)	(48,454)			(51,853)
Stock option and restricted stock expense		6,780				6,780
Tax benefit from exercise of options		1,592				1,592
Dividends paid			(14,513)			(14,513)

At April 25, 2015	50,747	270,032	235,506	(32,139)	8,954	533,100
Net income			79,252		1,711	80,963
Other comprehensive loss				(1,861)	(595)	(2,456)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	243	97	(2,068)			(1,728)
Purchases of common stock	(1,659)	(346)	(42,077)			(44,082)
Stock option and restricted stock expense		8,292				8,292
Tax benefit from exercise of options		1,264				1,264
Dividends paid			(18,141)			(18,141)

At April 30, 2016	49,331	279,339	252,472	(34,000)	10,070	557,212
Net income			85,922		1,062	86,984
Other comprehensive income				1,117	54	1,171
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	504	2,992	(1,747)			1,749
Purchases of common stock	(1,363)	(3,300)	(31,294)			(35,957)
Stock option and restricted stock expense		8,864				8,864
Tax benefit from exercise of options		1,737				1,737
Dividends paid			(20,655)			(20,655)

At April 29, 2017	$48,472	$289,632	$284,698	$(32,883)	$11,186	$601,105

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," or the "Company") consolidated financial statements. It is important to note that our fiscal year 2017 and fiscal year 2015 included 52 weeks, whereas fiscal year 2016 included 53 weeks. The additional week in fiscal year 2016 was included in our fourth quarter.

Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts or disclosures of assets, liabilities (including contingent assets and liabilities), sales, and expenses at the date of the financial statements. Actual results could differ from those estimates.

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Restricted Cash

We have cash on deposit with a bank as collateral for certain letters of credit.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 63% and 70% of our inventories at April 29, 2017, and April 30, 2016, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The LIFO method of accounting is used for our La-Z-Boy U.S. wholesale business inventory and our Casegoods Segment inventory, while the FIFO method is used for the remainder of our inventory.

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

We review the carrying value of our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating units in our Upholstery segment (La-Z-Boy and England), our Casegoods segment, and each of our retail stores.

Indefinite-Lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name, and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores in markets we have acquired. We establish the fair value of our trade name and reacquired rights based upon the relief from royalty method. Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores in various geographic markets and the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland. The reporting units for goodwill related to store acquisitions are the geographic markets the acquired stores become part of upon acquisition, because the operations of the acquired stores benefit these geographic markets. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland is that business. The estimated fair value for the reporting unit is determined based upon discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to measure any such impairment.

Amortizable Intangible Assets

In fiscal 2017, we acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland and recorded $4.1 million of intangible assets ($3.6 million of which related to acquired customer relationships) on the acquisition date. These intangible assets will be amortized between one and 15 years on a straight-line basis. We established the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and also the relief from royalty method. We will test these assets for impairment on an annual basis in the fourth quarter of our fiscal year, beginning in fiscal 2018. These assets were not tested during the fourth quarter of fiscal 2017, as we finalized the purchase accounting for the acquisition during that quarter, and assessed the fair value of the assets at that time.

Investments

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. We evaluate our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

available-for-sale investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment's fair value has been below our cost basis, the issuer's financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

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

Our allowances for credit losses reflect our best estimate of probable losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, historic experience, and other currently available evidence. We had no gross notes receivable amounts outstanding and no corresponding allowance for credit losses on notes receivable at April 29, 2017, or at April 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

Cost of Sales

Our cost of sales consists primarily of the cost to manufacture or purchase our merchandise, inspection costs, internal transfer costs, in-bound freight costs, outbound shipping costs, as well as warehousing costs, occupancy costs, and depreciation expense related to our manufacturing facilities and equipment.

During fiscal 2017, fiscal 2016, and fiscal 2015, we recorded a benefit related to legal settlements as part of cost of sales. Gross margin benefited 0.2 percentage points, 0.3 percentage points and 0.4 percentage points for fiscal 2017, fiscal 2016, and fiscal 2015, respectively, as a result of legal settlements.

Selling, General and Administrative Expenses

SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses are primarily composed of commissions, advertising, warranty, bad debt expense, and compensation and benefits of employees performing various sales functions. Additionally, the occupancy costs of our retail facilities and the warehousing costs of our regional distribution centers are included as a component of SG&A. Other general and administrative expenses included in SG&A are composed primarily of compensation and benefit costs for administration employees and other administrative costs.

Other Income (Expense), Net

Other income (expense), net, is made up primarily of foreign currency exchange net gain/(loss), gain/(loss) on the sale of investments, and certain pension costs.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $8.0 million, $6.3 million, and $6.1 million for the fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015, respectively, and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or ad is first aired or released. Gross advertising expenses were $82.1 million, $70.8 million, and $63.3 million for the fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015, respectively.

A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our La-Z-Boy Furniture Galleries® stores, which reimburse us for about 30% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers' reimbursement portion is reported as a component of sales.

Operating Leases

We record rent expense related to operating leases on a straight-line basis for minimum lease payments starting with the beginning of the lease term based on the date that we have the right to control the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

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

In periods when deferred tax assets are recorded, we are required to estimate whether recoverability is more likely than not (i.e. a likelihood of more than 50%), based on, among other things, forecasts of taxable earnings in the related tax jurisdiction. We consider historical and projected future operating results, the eligible carry-forward period, tax law changes, tax planning opportunities, and other relevant considerations when making judgments about realizing the value of our deferred tax assets.

We recognize in our consolidated financial statements the benefit of a position taken or expected to be taken in a tax return when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is more likely than not to be realized upon settlement. Changes in judgment that result in subsequent recognition, derecognition or change in a measurement date of a tax position taken in a prior annual period (including any related interest and penalties) are recognized as a discrete item in the interim period in which the change occurs.

Foreign Currency Translation

The functional currency of our wholesale Canadian and Mexico subsidiaries is the U.S. dollar. Transaction gains and losses associated with translating our wholesale Canadian and Mexico subsidiaries' assets and liabilities, which are non-U.S. dollar denominated, are recorded in other income (expense), net in our consolidated statement of income. The functional currency of each of our other foreign subsidiaries is its respective local currency. Assets and liabilities of those subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period, with the corresponding translation effect included as a component of other comprehensive income. In connection with our Mexico subsidiary we have entered into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted expenses.

Accounting for Stock-Based Compensation

We estimate the fair value of equity-based awards, including option awards and stock-based awards that vest based on market conditions, on the date of grant using option-pricing models. The value of the portion of the equity-based awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income using a straight-line single-option method. We measure stock-based compensation cost for liability-based awards based on the fair value of the award on the grant date, and recognize it as expense over the vesting period. The liability for these awards is remeasured and adjusted to its fair value at the end of each reporting period until paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

We record compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards become probable.

Commitments and Contingencies

We establish an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. As a litigation matter develops, we, in conjunction with any outside counsel handling the matter, evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation matter is deemed to be both probable and estimable, we will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

Discontinued Operations

During fiscal 2014, we classified Lea Industries as held for sale. We were unable to find a buyer for our Lea Industries business and, consequently, we ceased its operations and liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015. The operating results of Lea Industries are reported as discontinued operations in our consolidated statement of income for fiscal 2015.

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks, including workers' compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits. Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions. Our workers' compensation reserve is an undiscounted liability. We have various excess loss coverages for employee-related health care benefits, vehicle liability, product liability, and workers' compensation liabilities. Our deductibles generally do not exceed $1.5 million.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective for our fiscal 2019. We are currently reviewing our contracts and other revenue streams, gathering documentation, and developing our new accounting policy related to this standard. At this time, we believe we will ultimately choose the modified retrospective approach to implementing the new standard when it becomes effective for our fiscal 2019, but we are still assessing the overall impact this standard will have on our consolidated financial statements and financial statement disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting, or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period, and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our unrealized gain as of April 29, 2017, adoption of this standard would be immaterial to our consolidated financial statements. Adoption of this standard will be required for our fiscal 2019 financial statements.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on their balance sheet. Under this new standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. This standard is effective for our fiscal 2020. We are currently reviewing our leases and gathering the necessary information and tools to adopt this standard when it becomes effective for our fiscal 2020. We anticipate that adoption of this standard will have a significant impact on our consolidated balance sheet as we have a significant number of operating leases. See Note 10 for more information on our operating leases as of April 29, 2017.

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments. The standard includes changes to the accounting for income taxes related to share-based payments as well as changes to the presentation of these tax impacts on the statement of cash flows. We will adopt this standard in the first quarter of our fiscal 2018. Any increased volatility in our consolidated statement of income as a result of applying the provisions of this standard will be dependent on future vesting activity and volatility in our stock price. We plan to continue to estimate expected forfeitures.

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This amended standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal 2021 and apply it through a cumulative-effect adjustment to retained earnings. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued a new accounting standard that provides guidance on the classification of eight cash receipts and cash payments issues on the statement of cash flows. The intent of this standard is to help reduce diversity in practice regarding cash flow presentation. We plan to early adopt this standard in our fiscal 2018. We do not believe that adoption of this standard will have a material impact on our statement of cash flows presentation.

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This standard will be applicable for our fiscal 2019. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued a new accounting standard that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amount generally described as restricted cash. Amounts generally described as restricted cash should be included with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We plan to early adopt this standard in our fiscal 2018. We do not believe that adoption of this standard will have a material impact on our statement of cash flows presentation.

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to evaluating whether a transaction should be accounted for as an acquisition. This standard will be applicable for our fiscal 2019. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. This standard will be applicable for our fiscal 2021. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued a new accounting standard that will change the presentation of pension costs in our consolidated statement of income. Under this new standard, pension service costs will be presented in our consolidated statement of income with the related compensation costs. All other components of pension costs will be presented in non-operating expense in our consolidated statement of income. We plan to early adopt this standard in our fiscal 2018. Adoption of this standard will not have a material impact on our consolidated statement of income but will change the presentation of this statement by reclassifying certain components of pension costs from operating expenses to non-operating expenses.

Note 2: Acquisitions

Upholstery segment acquisitions

In fiscal 2017, we acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland. Per the terms of the purchase agreement, payment for the business was due 90 business days following the date of acquisition, and accordingly, we have recorded a purchase price liability of $16.9 million, which includes $1.0 million of contingent consideration at April 29, 2017, related to this acquisition, based on current exchange rates. At April 29, 2017, based on current exchange rates, we had $4.1 million of intangible assets ($3.6 million of which related to acquired customer relationships) recorded, which will be amortized between one and 15 years on a straight-line basis, and $12.2 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired wholesale business with our domestic wholesale business and the anticipated future benefits of these synergies. The intangible assets, excluding the acquired customer relationships will be amortized and deducted for income tax purposes between one and two years. We recorded the acquisition in our Upholstery segment.

Retail segment acquisitions

During fiscal 2017, we acquired the assets of four independent operators of 14 La-Z-Boy Furniture Galleries® stores in Nevada, Canada, Pennsylvania, New York and New Jersey for $38.7 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Acquisitions (Continued)

including $0.2 million of contingent consideration, $35.9 million of cash and $2.6 million of forgiveness of accounts receivable owed by these dealers.

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

In the three years of acquisitions above, we agreed to forgive the dealers' accounts and notes receivable as part of the negotiation of the purchase price with the dealers.

Prior to our retail acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers' other assets. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $5.9 million, $3.1 million, and $1.0 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively, related to these reacquired rights. We also recognized $24.9 million, $22.0 million, and $1.2 million of goodwill in fiscal 2017, fiscal 2016, and fiscal 2015, respectively, which primarily relates to the expected synergies resulting from the integration of the acquired stores and the anticipated future benefits of these synergies. All of the indefinite-lived intangible assets and goodwill assets for stores acquired in the United States will be amortized and deducted for federal income tax purposes over 15 years. A portion of the indefinite-lived intangible assets and goodwill assets for stores acquired in Canada will be amortized and deducted for income tax purposes on a declining balance until fully amortized.

We based the purchase price allocations on fair values at the dates of acquisition, and summarize them in the following table:

(Amounts in thousands)	Fiscal 2017 Acquisitions	Fiscal 2016 Acquisitions
Current assets	$12,175	$4,146
Goodwill and other intangible assets	46,921	25,129
Property, plant and equipment	1,106	202

Total assets acquired	60,202	29,477
Current liabilities acquired	(4,023)	(3,217)
Purchase price liability	(15,103)	—
Contingent consideration liability	(1,204)	—

Total liabilities	(20,330)	(3,217)

Total purchase price	$39,872	$26,260

All acquired stores were included in our Retail segment results upon acquisition. None of the above acquisitions were material to our financial position or our results of operations, and, therefore, pro-forma financial information is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Discontinued Operations

During the fourth quarter of fiscal 2014, we classified Lea Industries, a division of La-Z-Boy Casegoods, Inc. (formerly La-Z-Boy Greensboro, Inc.), as held for sale while we marketed that business for sale. We were unable to find a buyer for our Lea Industries business, and consequently, we ceased its operations and liquidated all the assets, consisting mostly of inventory, and ceased operations of Lea Industries during the third quarter of fiscal 2015. The operating results of Lea Industries are reported as discontinued operations for fiscal 2015. We had historically reported the results of our Lea Industries business unit as a component of our Casegoods segment.

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

The results of our discontinued operations for the fiscal year ended April 25, 2015, was as follows:

(Amounts in thousands)	4/25/2015
Net sales	$7,850
Operating income from discontinued operations	$869
Interest expense	8
Income from Continued Dumping and Subsidy Offset Act, net	4,211
Income tax expense	(1,775)

Income from discontinued operations, net of tax	$3,297

In the consolidated statement of cash flows, the activity of these operating units was included along with our activity from continuing operations for fiscal 2015.

Note 4: Inventories

(Amounts in thousands)	4/29/2017	4/30/2016
Raw materials	$83,371	$87,905
Work in process	11,320	11,591
Finished goods	101,444	97,861

FIFO inventories	196,135	197,357
Excess of FIFO over LIFO	(21,021)	(21,768)

Total inventories	$175,114	$175,589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/29/2017	4/30/2016
Buildings and building fixtures	3 - 40 years	$196,817	$192,211
Machinery and equipment	3 - 15 years	141,071	143,561
Information systems and software	3 - 10 years	76,684	72,275
Land	—	14,565	14,346
Land improvements	3 - 30 years	15,178	15,007
Transportation equipment	3 - 10 years	14,905	15,728
Furniture and fixtures	3 - 15 years	20,390	19,397
Construction in progress		11,247	10,465

		490,857	482,990
Accumulated depreciation		(321,725)	(311,400)

Net property, plant and equipment		$169,132	$171,590

Depreciation expense from continuing operations for the fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015, was $25.4 million, $23.3 million, and $19.3 million, respectively.

Note 6: Goodwill and Other Intangible Assets

Our goodwill, reacquired rights, and other intangible assets on our consolidated balance sheet relate to our acquisitions of La-Z-Boy Furniture Galleries® stores over the past several fiscal years and our recent acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland. Details about these acquisitions can be found in Note 2. Our other intangible assets also include a trade name for American Drew.

We test goodwill annually for impairment, using a qualitative approach for some items of goodwill if possible, and use a quantitative two-step approach for the rest. The key assumptions used in the two-step assessment of our goodwill at April 29, 2017, were a discount rate of 9.3% and a terminal growth rate of 2.0%. The relative fair value of our reporting units significantly exceeds the carrying value of our goodwill as of April 29, 2017. As of April 29, 2017, $62.1 million of our goodwill relates to our Retail segment, and we recorded the remainder in our Upholstery segment. We did not have any goodwill impairment in fiscal 2017, fiscal 2016, or fiscal 2015.

The following is a roll-forward of goodwill for the fiscal years ended April 29, 2017, and April 30, 2016:

(Amounts in thousands)	Goodwill
Balance at April 25, 2015	$15,164
Acquisitions	22,029

Balance at April 30, 2016	37,193
Acquisitions	36,584
Translation adjustment	468

Balance at April 29, 2017	$74,245

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Goodwill and Other Intangible Assets (Continued)

The following is a roll-forward of our other intangible assets for the fiscal years ended April 29, 2017, and April 30, 2016:

(Amounts in thousands)	Trade Names	Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 25, 2015	$1,195	$4,263	$—	$5,458
Acquisitions	—	3,100	—	3,100

Balance at April 30, 2016	1,195	7,363	—	8,558
Acquisitions	—	6,807	3,530	10,337
Impairment charges	(40)	—	—	(40)
Amortization	—	(336)	(127)	(463)
Translation adjustment	—	(87)	184	97

Balance at April 29, 2017	$1,155	$13,747	$3,587	$18,489

Note 7: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments including an available-for-sale convertible debt security and cost-basis preferred shares of a privately-held company. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet. The following summarizes our investments at April 29, 2017, and April 30, 2016:

(Amounts in thousands)	4/29/2017	4/30/2016
Short-term investments:
Available-for-sale investments	$15,040	$13,491
Trading securities	6	—
Held-to-maturity investments	1,867	1,826

Total short-term investments	16,913	15,317
Long-term investments:
Available-for-sale investments	31,264	31,659
Cost basis investment	5,500	—

Total long-term investments	36,764	31,659

Total investments	$53,677	$46,976

Investments to enhance returns on cash	$33,087	$33,583
Investments to fund compensation/retirement plans	$13,690	$13,393
Other investments	$6,900	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Investments (Continued)

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at April 29, 2017, and April 30, 2016:

Fiscal 2017

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,796	$(83)	$13,610
Fixed income	729	(72)	37,580
Mutual funds	—	—	6
Other	1	(8)	2,481

Total securities	$2,526	$(163)	$53,677

Fiscal 2016

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,231	$(135)	$8,150
Fixed income	176	(9)	36,527
Mutual funds	—	—	—
Other	1	(21)	2,299

Total securities	$1,408	$(165)	$46,976

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Proceeds from sales	$19,954	$28,721	$33,750
Gross realized gains	926	997	285
Gross realized losses	(455)	(561)	(74)

At April 29, 2017, the fair value of fixed income available-for-sale securities by contractual maturity was $15.4 million within one year, $20.5 million within two to five years, $1.5 million within six to ten years and $0.2 million thereafter.

Note 8: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/29/2017	4/30/2016
Payroll and other compensation	$45,229	$45,611
Accrued product warranty, current portion	13,191	12,381
Customer deposits	26,595	20,961
Other current liabilities	62,160	33,523

Accrued expenses and other current liabilities	$147,175	$112,476

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8: Accrued Expenses and Other Current Liabilities (Continued)

The increase in other current liabilities of $28.6 million is primarily related to the $15.9 million purchase price liability that we recorded for the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland (see Note 2) and an increase of $7.1 million in accrued federal income taxes.

Note 9: Debt

(Amounts in thousands)	4/29/2017	4/30/2016
Capital leases	$515	$803
Less: current portion	(219)	(290)

Long-term debt	$296	$513

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. We amended this agreement on December 30, 2014, extending its maturity date to December 30, 2019. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 29, 2017, and at April 30, 2016, we were not subject to the fixed charge coverage ratio requirement and had no borrowings outstanding under the agreement. At April 29, 2017, we had excess availability of $141.9 million of the $150.0 million credit commitment.

Capital leases consist primarily of long-term commitments for the purchase of information technology equipment and have maturities ranging from fiscal 2018 to fiscal 2021. Interest rates range from 2.7% to 7.6%.

Maturities of long-term capital leases, subsequent to April 29, 2017, are $0.2 million in fiscal 2019, $0.1 million in fiscal 2020, and less than $0.1 million in fiscal 2021.

Cash paid for interest during fiscal years 2017, 2016 and 2015 was $0.5 million in each fiscal year.

Note 10: Operating Leases

We have operating leases for one manufacturing facility, executive and sales offices, warehouses, showrooms and retail facilities, as well as for transportation equipment, information technology, and other equipment. The operating leases expire at various dates through fiscal 2033. We have certain retail facilities which we sublease to outside parties. The total rent liability included in other long-term liabilities as of April 29, 2017, and April 30, 2016, was $14.0 million and $14.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10: Operating Leases (Continued)

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2018	$68,898	$3,195
2019	62,782	3,195
2020	56,027	3,211
2021	52,093	2,562
2022	41,615	879
2023 and beyond	103,143	1,350

Total	$384,558	$14,392

Rental expense and rental income from continuing operations for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Rental expense	$68,452	$62,953	$55,808
Rental income	3,604	4,650	4,966

Both our rental expense and rental income are included in selling, general, and administrative expense and cost of sales in our consolidated statement of income.

Note 11: Retirement and Welfare Plans

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. We also make supplemental contributions to this plan for eligible employees based on achievement of operating performance targets.

A performance compensation retirement plan ("PCRP") is maintained for eligible highly compensated employees. The company contributions to this plan are based on achievement of performance targets. As of April 29, 2017, and April 30, 2016, we had $8.4 million and $6.9 million, respectively, of obligations for this plan included in other long-term liabilities.

We also maintain an executive deferred compensation plan for eligible highly compensated employees. An element of this plan allows contributions for eligible highly compensated employees. As of April 29, 2017, and April 30, 2016, we had $20.3 million and $16.3 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts related to this plan and the PCRP at April 29, 2017, and at April 30, 2016, with cash surrender values of $27.8 million and $21.0 million, respectively, which are included in other long-term assets. Mutual funds related to this plan are considered trading securities and are included in other current assets. This plan had less than $0.1 million in mutual funds at April 29, 2017, and no mutual funds at April 30, 2016.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $16.7 million and $17.4 million at April 29, 2017, and April 30, 2016, respectively, which represented the unfunded projected benefit obligation of this plan. During fiscal 2017 and fiscal 2016, the total cost recognized for this plan was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Retirement and Welfare Plans (Continued)

$0.9 million in each fiscal year, which primarily related to interest cost. The actuarial loss recognized in accumulated other comprehensive loss was $0.2 million and the benefit payments during the year were $1.1 million for both fiscal 2017 and fiscal 2016. Benefit payments are scheduled to be approximately $1.1 million annually for the next ten years. The discount rate used to determine the obligations under this plan as of the end of fiscal 2017 and fiscal 2016 was 3.9% and 3.7%, respectively. This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (see Notes 7 and 19). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2018; however, we have the discretion to make contributions to the Rabbi trust.

We also maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating unit. This plan is closed to new participants, but active participants continue to earn service credit. The measurement dates for the pension plan assets and benefit obligations were April 29, 2017, and April 30, 2016, in fiscal 2017 and fiscal 2016, respectively.

The changes in plan assets and benefit obligations were recognized in accumulated other comprehensive loss as follows (pre-tax) (for the fiscal years ended):

(Amounts in thousands)	4/29/2017	4/30/2016
Beginning of year net actuarial loss	$36,850	$37,602
Net current year actuarial loss	2,605	2,249
Amortization of actuarial loss	(3,058)	(3,001)

End of year net actuarial loss	$36,397	$36,850

In fiscal 2018, we expect to amortize $3.1 million of unrecognized actuarial losses as a component of pension expense.

The combined net periodic pension cost and retirement costs for retirement plans related to continuing operations were as follows (for the fiscal years ended):

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Service cost	$1,278	$1,358	$1,114
Interest cost	4,681	4,938	5,070
Expected return on plan assets	(4,978)	(4,997)	(5,077)
Net amortization and deferral	3,058	3,001	2,658

Net periodic pension cost (hourly plan)	4,039	4,300	3,765
401(k)*	7,124	6,657	6,270
PCRP*	1,488	3,088	1,377
Other*	51	318	124

Total retirement costs (excluding non-qualified defined benefit retirement plan)	$12,702	$14,363	$11,536

*
Not determined by an actuary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Retirement and Welfare Plans (Continued)

The funded status of the defined benefit pension plan for eligible factory hourly employees was as follows:

(Amounts in thousands)	4/29/2017	4/30/2016
Change in benefit obligation
Benefit obligation at beginning of year	$116,371	$121,080
Service cost	1,278	1,358
Interest cost	4,681	4,938
Actuarial loss	14	221
Benefits paid	(7,728)	(10,808)
Administrative expenses	(431)	(418)

Benefit obligation at end of year	114,185	116,371
Change in plan assets
Fair value of plan assets at beginning of year	112,484	113,742
Actual return on plan assets	2,387	2,968
Employer contributions	2,300	7,000
Benefits paid	(7,728)	(10,808)
Administrative expenses	(431)	(418)

Fair value of plan assets at end of year	109,012	112,484

Funded status	$(5,173)	$(3,887)

Amounts included on the consolidated balance sheet related to the defined benefit pension plan for eligible factory hourly employees consist of:

(Amounts in thousands)	4/29/2017	4/30/2016
Other long-term liabilities	$(5,173)	$(3,887)

The actuarial assumptions for the defined benefit pension plan for eligible factory hourly employees were as follows (for the fiscal years ended):

	4/29/2017	4/30/2016	4/25/2015
Discount rate used to determine benefit obligations	4.1%	4.1%	4.2%
Discount rate used to determine net benefit cost	4.1%	4.2%	4.4%
Long-term rate of return	4.5%	4.3%	4.7%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Retirement and Welfare Plans (Continued)

Our investment objective is to minimize the volatility of the value of our pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits by matching the characteristics of our assets relative to our liabilities. At the end of fiscal 2017, approximately 90% of the plan's assets were invested in fixed rate investments with a duration that approximates the duration of its liabilities, and the remainder of the assets was invested in equity investments.

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

The following table presents the fair value of the assets in our defined benefit pension plan for eligible factory hourly employees at April 29, 2017, and April 30, 2016. The various levels of the fair value hierarchy are described in Note 19.

Fiscal 2017

(Amounts in thousands)	Level 1(a)	Level 2(a)	Level 3
Cash and equivalents	$44	$3,730	$—
Equity funds	1,517	181	—
Debt funds	—	93,949	—

Total	$1,561	$97,860	$—

(a)
There were no transfers between Level 1 and Level 2 during fiscal 2017.

Fiscal 2016

(Amounts in thousands)	Level 1(b)	Level 2(b)	Level 3
Cash and equivalents	$3,239	$15,440	$—
Equity funds	19,505	42	—
Debt funds	—	74,258	—

Total	$22,744	$89,740	$—

(b)
There were no transfers between Level 1 and Level 2 during fiscal 2016.

Level 1 retirement plan assets include U.S. currency held by a designated trustee and equity funds of common and preferred securities issued by U.S. and non-U.S. corporations. These equity funds are traded actively on exchanges and price quotes for these shares are readily available.

Cash and equivalents of commingled funds generally valued using observable market data are categorized as Level 2 assets. Equity funds categorized as Level 2 include foreign issued equities that are valued using a bid evaluation. Debt funds categorized as Level 2 consist of corporate fixed income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Retirement and Welfare Plans (Continued)

securities issued by U.S. and non-U.S. corporations and fixed income securities issued directly by the U.S. Treasury or by government-sponsored enterprises which are valued using a bid evaluation process with bid data provided by independent pricing sources using observable market data.

We hold common trust funds composed of shares or units in open ended funds with active issuances and redemptions. The value of these funds is determined based on the net asset value of the funds, the underlying assets of which are publicly traded on exchanges. In accordance with recently issued accounting standards, we no longer include these investments in our asset leveling using the fair value hierarchy. The fair value of the investments measured using net asset value at April 29, 2017 was $9.6 million. We did not hold similar investments at April 30, 2016.

Our funding policy is to contribute to our defined benefit pension plan amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we determine to be appropriate. During fiscal 2017 and fiscal 2016, we voluntarily contributed $2 million and $7 million, respectively, to our defined benefit pension plan. We currently expect to voluntarily contribute approximately $2 million to our defined benefit pension plan during fiscal 2018.

The expected benefit payments by our defined benefit pension plan for eligible factory hourly employees for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2018	$6,458
2019	6,593
2020	6,720
2021	6,836
2022	6,949
2023 to 2027	35,490

$69,046

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Product Warranties (Continued)

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/29/2017	4/30/2016
Balance as of the beginning of the year	$20,511	$16,870
Accruals during the year	20,875	23,592
Settlements during the year	(19,516)	(19,951)

Balance as of the end of the year	$21,870	$20,511

As of April 29, 2017, and April 30, 2016, we included $13.2 million and $12.4 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

Note 13: Contingencies and Commitments

We have been named as a defendant in various lawsuits arising in the ordinary course of business and as a potentially responsible party at certain environmental clean-up sites, the effect of which are not considered significant. Based on a review of all currently known facts and our experience with previous legal and environmental matters, we have recorded expense in respect of probable and reasonably estimable losses arising from legal matters, and we currently do not believe it is probable that we will have any additional loss for legal or environmental matters that would be material to our consolidated financial statements.

In view of the inherent difficulty of predicting the outcome of litigation, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories, we generally cannot predict the eventual outcome, timing, or related loss, if any, of pending matters.

We recognized expense of $5.5 million in fiscal 2016 following a verdict in a legal dispute over a contract that the other party contends requires us to pay royalties on certain power units. During fiscal 2017, the court ruled against us on our affirmative defenses, and we subsequently appealed the judgment entered against us. During fiscal 2017 we recognized $0.5 million of interest expense that will be incurred if the judgment is affirmed. Our appeal is still pending, and we have not paid the judgment or interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income (for the fiscal years ended):

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Equity-based awards expense	$8,864	$8,292	$6,780
Liability-based awards expense	1,687	1,355	4,597

Total stock-based compensation expense	$10,551	$9,647	$11,377

Stock Options.    The La-Z-Boy Incorporated 2010 Omnibus Incentive Plan authorizes grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. We granted 497,198 stock options to employees during the first quarter of fiscal 2017, and we also have stock options outstanding from previous grants. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement-eligible employees immediately. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of ten years.

Stock option expense recognized in selling, general and administrative expense for fiscal 2017, fiscal 2016, and fiscal 2015 was $3.4 million, $3.2 million, and $3.0 million, respectively. We received $3.6 million, $0.4 million, and $1.4 million in cash during fiscal 2017, fiscal 2016, and fiscal 2015, respectively, for exercises of stock options.

Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 30, 2016	1,411	$19.39	7.4	$9,489
Granted	497	25.99
Canceled	(97)	25.28
Exercised	(302)	11.82		$4,871

Outstanding at April 29, 2017	1,509	$22.70	7.6	$7,638

Exercisable at April 29, 2017	591	$18.27	6.2	$5,688

The aggregate intrinsic value of options exercised was $0.6 million and $2.0 million in fiscal 2016 and fiscal 2015, respectively. As of April 29, 2017, our total unrecognized compensation cost related to non-vested stock option awards was $2.3 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.4 years. During the year ended April 29, 2017, 0.3 million shares vested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

The fair value of stock options granted during fiscal 2017, fiscal 2016, and fiscal 2015 were calculated using the following assumptions:

	Fiscal 2017 Grant	Fiscal 2016 Grant	Fiscal 2015 Grant
Risk-free interest rate	1.30%	1.54%	1.59%
Dividend rate	1.54%	1.20%	1.00%
Expected life in years	5.0	5.0	5.0
Stock price volatility	38.87%	44.37%	54.40%
Fair value per share	$7.99	$9.69	$10.45

Stock Appreciation Rights.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award stock appreciation rights to certain employees. We did not grant any SARs to employees during fiscal 2017, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period. We recognized compensation expense of $0.7 million, $0.1 million, and $0.7 million related to SARs in selling, general and administrative expense for the years ended April 29, 2017, April 30, 2016, and April 25, 2015, respectively. We have no remaining unrecognized compensation cost at April 29, 2017 relating to SAR awards, as they are all fully vested, but we will continue to re-measure these awards to reflect the fair value at the end of each reporting period until all awards are exercised or forfeited.

In fiscal 2014 and fiscal 2013, we granted SARs as described in our Annual Reports on Form 10-K for the fiscal years ended April 26, 2014, and April 27, 2013, respectively. At April 29, 2017, we measured the fair value of the SARs granted during these fiscal years using the following assumptions:

	Fiscal 2014 Grant	Fiscal 2013 Grant
Risk-free interest rate	1.04%	0.81%
Dividend rate	1.58%	1.58%
Expected life in years	1.13	0.21
Stock price volatility	31.29%	21.91%
Fair value per share	$9.06	$15.86

Restricted Stock.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted common shares to certain employees. We awarded 97,924 shares of restricted stock to employees during fiscal 2017. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting, they will be settled in common shares. The fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

value of the restricted stock that was awarded in the first quarter of fiscal 2017 was $25.99 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years. We recorded expense related to the restricted stock in selling, general and administrative expense of $1.7 million, $1.1 million, and $0.8 million during fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Our unrecognized compensation cost at April 29, 2017, related to restricted shares was $4.0 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.6 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 29, 2017:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 30, 2016	169	$25.22
Granted	102	26.20
Vested	(51)	25.06
Canceled	(11)	25.56

Non-vested shares at April 29, 2017	209	$25.72

Restricted Stock Units.    Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award restricted stock units to certain employees and our non-employee directors.

We did not grant any restricted stock units to employees during fiscal 2017, but we have restricted stock units outstanding from previous grants. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. The fair value of each outstanding restricted stock unit at April 29, 2017, was $27.90, the market value of our common shares on the last day of the reporting period. Each restricted stock unit is the equivalent of one common share. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years. We recognized compensation expense related to restricted stock units granted to employees of $0.8 million, $1.4 million, and $1.5 million in selling, general and administrative expense for the years ended April 29, 2017, April 30, 2016, and April 25, 2015, respectively. Our unrecognized compensation cost at April 29, 2017, related to employee restricted stock units was $0.1 million based on the market value (intrinsic value) on that date, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

The following table summarizes information about non-vested stock units as of and for the year ended April 29, 2017:

	Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested units at April 30, 2016	77	$16.61
Vested	(51)	15.47
Canceled	(3)	16.62

Non-vested units at April 29, 2017	23	$19.80

Restricted stock units granted to directors is offered at no cost to the directors and vest when a director leaves the board. During fiscal 2017, fiscal 2016, and fiscal 2015 we granted less than 0.1 million of restricted stock each year to our non-employee directors. We account for these restricted stock awards as equity-based awards as they will be settled in shares of our common stock upon vesting. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $27.10, $27.74, and $21.81 for the awards granted in fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Our expense relating to the non-employee directors restricted stock which we recorded in selling, general and administrative expense was $0.6 million in both fiscal 2017 and fiscal 2016, and $0.7 million in fiscal 2015.

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

The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with the company through the end of the three-year-performance periods. The following table summarizes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 30, 2016	612	$23.10
Granted	361	24.79
Vested	(159)	18.58
Unearned and canceled	(255)	24.34

Outstanding shares at April 29, 2017	559	$24.87

We account for performance-based shares as equity-based awards because upon vesting, they will be settled in common shares. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2017, fiscal 2016, and fiscal 2015 that vest based on attaining performance goals was $24.79, $25.73, and $22.91, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share's fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2017, fiscal 2016, and fiscal 2015 grants of shares that vest based on market conditions was $33.32, $34.40, and $29.64, respectively. Our unrecognized compensation cost at April 29, 2017, related to performance-based shares was $4.1 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.3 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Fiscal 2013 grant	$—	$—	$568
Fiscal 2014 grant	—	926	769
Fiscal 2015 grant	675	840	908
Fiscal 2016 grant	1,284	1,610	—
Fiscal 2017 grant	1,109	—	—

Total expense	$3,068	$3,376	$2,245

We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. We have not granted performance-based units since fiscal 2014. These awards vested at the end of fiscal 2016 and were completely expensed by that time. In fiscal 2015, we recognized $2.0 million of expense related to performance-based units. During

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

fiscal 2016, we recognized no expense related to performance-based units because the cost of the units was offset by declines in their fair value.

Previously Granted Deferred Stock Units.    We account for awards under our deferred stock unit plan for non-employee directors as liability-based awards because upon exercise these awards will be paid in cash. We measure and recognize compensation expense based on the market price of our common stock on the grant date. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 29, 2017, we had 0.1 million deferred stock units outstanding. We recorded (income)/expense relating to deferred stock units in selling, general and administrative of $0.2 million, $(0.2) million, and $0.4 million during fiscal 2017, fiscal 2016, and fiscal 2015, respectively. Our liability related to these awards was $1.9 million and $2.6 million at April 29, 2017, and April 30, 2016, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015, were as follows:

(Amounts in thousands)	Translation Adjustment	Change in Fair Value of Cash Flow Hedge	Unrealized Gain on Marketable Securities	Net Pension Amortization and Net Actuarial Loss	Accumulated Other Comprehensive Loss
Balance at April 26, 2014	$2,455	$(53)	$1,098	$(34,880)	$(31,380)
Changes before reclassifications	(938)	(1,857)	1,033	(2,517)	(4,279)
Amounts reclassified to net income	—	1,038	(214)	2,806	3,630
Tax effect	—	312	(312)	(110)	(110)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(938)	(507)	507	179	(759)

Balance at April 25, 2015	1,517	(560)	1,605	(34,701)	(32,139)
Changes before reclassifications	(1,962)	(1,711)	(447)	(2,612)	(6,732)
Amounts reclassified to net income	—	2,154	(436)	3,216	4,934
Tax effect	—	(169)	336	(230)	(63)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,962)	274	(547)	374	(1,861)

Balance at April 30, 2016	(445)	(286)	1,058	(34,327)	(34,000)
Changes before reclassifications	(482)	(1,478)	1,592	(2,410)	(2,778)
Amounts reclassified to net income	—	2,060	(471)	3,290	4,879
Tax effect	—	(222)	(427)	(335)	(984)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(482)	360	694	545	1,117

Balance at April 29, 2017	$(927)	$74	$1,752	$(33,782)	$(32,883)

We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest at April 29, 2017, April 30, 2016, and April 25, 2015 were as follows:

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Balance as of the beginning of the year	$10,070	$8,954	$7,832
Net income	1,062	1,711	1,198
Other comprehensive income (loss)	54	(595)	(76)

Balance as of the end of the year	$11,186	$10,070	$8,954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.    Our Upholstery segment consists primarily of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. The Upholstery segment also includes our international businesses, including the La-Z-Boy wholesale business in the United Kingdom and Ireland acquired during fiscal 2017. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Casegoods Segment.    Our Casegoods segment is an importer, marketer, and distributor of casegoods/wood furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

Retail Segment.    Our Retail segment consists of 143 company-owned La-Z-Boy Furniture Galleries® stores. During fiscal 2017, fiscal 2016, and fiscal 2015, we acquired La-Z-Boy Furniture Galleries® stores in various markets. All of these acquired stores were previously independently owned and operated (see Note 2 for more detail related to these acquisitions). The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

The accounting policies of the operating segments are the same as those described in Note 1. We account for intersegment revenue transactions between our segments consistent with independent third party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the appropriate Upholstery or Casegoods segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, income from continued dumping and subsidy offset act, other income (expense) and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and other intangible assets. Our unallocated assets include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Segment Information (Continued)

deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets. Sales are attributed to countries on the basis of the customer's location.

	Fiscal Year Ended
(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Sales
Upholstery segment:
Sales to external customers	$986,917	$1,027,615	$990,237
Intersegment sales	204,526	188,190	161,565

Upholstery segment sales	1,191,443	1,215,805	1,151,802

Casegoods segment:
Sales to external customers	87,181	92,601	98,886
Intersegment sales	13,047	9,939	10,827

Casegoods segment sales	100,228	102,540	109,713

Retail segment sales	443,238	402,479	333,978
Corporate and Other:
Sales to external customers	2,724	2,703	2,294
Intersegment sales	6,437	3,720	—

Corporate and Other sales	9,161	6,423	2,294

Eliminations	(224,010)	(201,849)	(172,392)

Consolidated sales	$1,520,060	$1,525,398	$1,425,395

Operating Income (Loss)
Upholstery segment	$146,235	$134,193	$121,403
Casegoods segment	8,623	7,734	6,408
Retail segment	19,205	25,567	11,466
Corporate and Other	(43,482)	(45,105)	(36,112)

Consolidated operating income	130,581	122,389	103,165
Interest expense	1,073	486	523
Interest income	981	827	1,030
Income from Continued Dumping and Subsidy Offset Act, net	273	102	1,212
Other income (expense), net	(22)	2,211	744

Income from continuing operations before income taxes	$130,740	$125,043	$105,628

Depreciation and Amortization
Upholstery segment	$14,692	$13,559	$12,669
Casegoods segment	863	874	813
Retail segment	3,131	2,800	2,910
Corporate and Other	10,445	9,284	5,891

Consolidated depreciation and amortization	$29,131	$26,517	$22,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Segment Information (Continued)

	Fiscal Year Ended
(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Capital Expenditures
Upholstery segment	$13,193	$14,744	$14,979
Casegoods segment	786	562	1,149
Retail segment	2,831	3,245	2,993
Corporate and Other	3,494	6,133	51,198

Consolidated capital expenditures	$20,304	$24,684	$70,319

Assets
Upholstery segment	$357,889	$323,411	$317,102
Casegoods segment	53,064	51,165	48,403
Retail segment	172,601	146,963	126,189
Unallocated assets	305,301	278,490	282,910

Consolidated assets	$888,855	$800,029	$774,604

Long-Lived Assets by Geographic Location
Domestic	$239,198	$211,021	$187,224
International	23,791	7,443	8,359

Consolidated long-lived assets	$262,989	$218,464	$195,583

Sales by Country
United States	88%	89%	87%
Canada	7%	7%	7%
Other	5%	4%	6%

Total	100%	100%	100%

Note 17: Income Taxes

Income from continuing operations before income taxes consists of the following (for the fiscal years ended):

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
United States	$122,196	$115,750	$96,605
Foreign	8,544	9,293	9,023

Total	$130,740	$125,043	$105,628

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Income Taxes (Continued)

Income tax expense (benefit) applicable to continuing operations consists of the following components (for the fiscal years ended):

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Federal:
—current	$35,606	$32,403	$28,887
—deferred	2,349	3,559	406
State:
—current	5,194	4,750	4,573
—deferred	(1,703)	859	637
Foreign:
—current	2,388	2,345	2,281
—deferred	(78)	164	170

Total income tax expense	$43,756	$44,080	$36,954

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
(% of income from continuing operations before income taxes)
	4/29/2017	4/30/2016	4/25/2015
Statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	2.7	3.4	3.5
U.S. manufacturing benefit	(2.4)	(2.5)	(2.1)
Change in valuation allowance	(1.0)	(0.3)	(0.4)
Miscellaneous items	(0.8)	(0.3)	(1.0)

Effective tax rate	33.5%	35.3%	35.0%

For our foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $27.6 million of the earnings. The potential deferred tax attributable to these earnings would be approximately $3.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Income Taxes (Continued)

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/29/2017	4/30/2016
Assets
Deferred and other compensation	$26,689	$25,032
State income tax—net operating losses, credits and other	4,927	5,571
Warranty	8,261	7,817
Rent	4,768	4,184
Workers' compensation	3,707	3,870
Employee benefits	3,752	3,212
Other	4,663	5,026
Valuation allowance	(1,786)	(3,625)

Total deferred tax assets	54,981	51,087
Liabilities
Property, plant and equipment	(8,453)	(7,089)
Inventory	(3,052)	(983)
Goodwill and other intangibles	(3,345)	(1,332)

Net deferred tax assets	$40,131	$41,683

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$5,668	Fiscal 2018 - 2036
Foreign net operating losses	58	Indefinite
Foreign capital losses	17	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 29, 2017, we estimate that about $100 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management's forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

During fiscal 2017, we recorded a $1.8 million decrease in our valuation allowance for deferred tax assets that are now considered more likely than not to be realized. This determination was primarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Income Taxes (Continued)

the result of our assessment of our cumulative pre-tax income in certain jurisdictions. A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction	4/30/2016 Valuation Allowance		4/29/2017 Valuation Allowance
(Amounts in thousands)		Change
U.S. state	$3,606	$(1,837)	$1,769
Foreign	19	(2)	17

Total	$3,625	$(1,839)	$1,786

The remaining valuation allowance of $1.8 million primarily related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 29, 2017, we had a gross unrecognized tax benefit of $0.6 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Balance at the beginning of the period	$1,821	$2,226	$2,972
Additions:
Positions taken during the current year	148	87	94
Reductions:
Positions taken during the prior year	(4)	(321)	(702)
Decreases related to settlements with taxing authorities	(27)	—	(25)
Reductions resulting from the lapse of the statute of limitations	(1,318)	(171)	(113)

Balance at the end of the period	$620	$1,821	$2,226

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.2 million accrued for interest and penalties as of both April 29, 2017, and April 30, 2016, respectively.

If recognized, $0.4 million of the total $0.6 million of unrecognized tax benefits would decrease our effective tax rate. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2014 and subsequent are still subject to audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2013 and subsequent. Our wholesale business in Canada and our Thailand business are subject to audit for fiscal years 2008 and subsequent, and in Mexico, calendar years 2012 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015, were $33.7 million, $34.5 million, and $34.4 million, respectively.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
(Amounts in thousands)	4/29/2017	4/30/2016	4/25/2015
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$85,922	$79,252	$70,773
Income allocated to participating securities	(422)	(401)	(395)

Net income available to common shareholders	$85,500	$78,851	$70,378

Denominator:
Basic weighted average common shares outstanding	48,963	50,194	51,767
Add:
Contingent common shares	194	238	250
Stock option dilution	313	333	329

Diluted weighted average common shares outstanding	49,470	50,765	52,346

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the year ended April 30, 2016, with a weighted average exercise price of $26.69. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options' effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the fiscal years ended April 29, 2017, and April 25, 2015.

Note 19: Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Fair Value Measurements (Continued)

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

In addition to assets and liabilities that we record at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. We measure non-financial assets such as trade names, goodwill, and other long-lived assets at fair value when there is an indicator of impairment, and we record them at fair value only when we recognize an impairment loss. During fiscal 2017 we recorded our American Drew trade name at fair value based upon the relief from royalty method.

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at April 29, 2017, and April 30, 2016:

Fiscal 2017

	Fair Value Measurements
(Amounts in thousands)	Level 1(a)	Level 2(a)	Level 3(b)
Assets
Available-for-sale investments	$1,217	$36,638	$1,400
Trading securities	—	6	—
Held-to-maturity investments	1,866	—	—
Cost basis investment	—	—	5,500

Total assets	$3,083	$36,644	$6,900

Liabilities
Contingent consideration liability	$—	$—	$1,248

(a)
There were no transfers between Level 1 and Level 2 during fiscal 2017.

(b)
There were no transfers into or out of Level 3 during fiscal 2017.

Fiscal 2016

	Fair Value Measurements
(Amounts in thousands)	Level 1(c)	Level 2(c)	Level 3(d)
Assets
Available-for-sale investments	$1,177	$36,802	$—
Held-to-maturity investments	1,826	—	—

Total	$3,003	$36,802	$—

(c)
There were no transfers between Level 1 and Level 2 during fiscal 2016.

(d)
There were no transfers into or out of Level 3 during fiscal 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Fair Value Measurements (Continued)

At April 29, 2017, and April 30, 2016, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. Our Level 3 investments include an available-for-sale convertible debt security, and preferred shares and a warrant to purchase common shares of a privately-held company. We initially valued our Level 3 investments at their cost basis as of the date of purchase, because the cost basis was the best estimate of their fair value on the date of acquisition. Subsequent to the acquisition date, in the fourth quarter of fiscal 2017, we recorded an unrealized gain on our available-for-sale convertible debt security, based on our assessment of that security's fair value on the last day of the fiscal year. We based that assessment on the present value of the probability-weighted future cash flows and recorded the unrealized gain as a part of other comprehensive income. Our Level 3 liability is a contingent consideration liability, and we estimate the fair value of this liability based on the present value of the probability-weighted future cash flows, which are unobservable inputs that are not supported by market activity.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Amounts in thousands)	Level 3
Assets
Balance at April 30, 2016	$—
Purchases	6,250
Unrealized gain	650

Balance at April 29, 2017	$6,900

Liabilities
Balance at April 30, 2016	$—
Acquisitions	1,204
Translation adjustment	44

Balance at April 29, 2017	$1,248

We hold certain available-for-sale investments that we measure at fair value using net asset value per share under the practical expedient methodology. In accordance with recently issued accounting standards, we no longer include these investments in our asset leveling using the fair value hierarchy. Adoption of this standard had no effect on our consolidated financial statements, but, as a result of this updated standard, we have reclassified the fiscal 2016 table above to conform to the fiscal 2017 presentation by removing our available-for-sale securities that are measured using net asset value. These investments are still included in the total fair value column of the table in our investment footnote (see Note 7). The fair value of the investments measured using net asset value at April 29, 2017, and April 30, 2016, was $7.1 million and $7.2 million, respectively.

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

Changes in Internal Control over Financial Reporting.    We are implementing an enterprise resource planning ("ERP") system in our largest operating unit. We expect to finish implementing the sales order management component of the system by the end of fiscal 2018. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com.

We provide some information about our executive officers in Part I of this report, under the heading "Executive Officers of Registrant." All other information required to be reported under this item will be included in our proxy statement for our 2017 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2017 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2017 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2017 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2017 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015
Consolidated Balance Sheet at April 29, 2017, April 30, 2016
Consolidated Statement of Cash Flows for the fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015
Consolidated Statement of Changes in Equity for the fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 29, 2017, April 30, 2016, and April 25, 2015
Schedule II immediately follows this item.
All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.

Note: For all exhibits incorporated by reference, the SEC file number is 1-9656. Exhibits not incorporated by reference are being filed or furnished with this report.

(3)
Exhibits:

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description
(2)	Not applicable

(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)

(3.2)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 21, 1998 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.4)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 24, 2012 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.5)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of May 3, 2011) (Incorporated by reference to an exhibit to Form 8-K filed May 6, 2011)

Exhibit Number		Description
(4.1)		Amended and Restated Credit Agreement dated as of October 19, 2011, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed October 21, 2011)

(4.2)		Amendment Number One to Amended and Restated Credit Agreement, Amendment Number One to Amended and Restated Security Agreement, Ratification and Reaffirmation Agreement, dated as of December 30, 2014, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed January 6, 2015)

(9)		Not applicable

(10.1)	*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)

(10.2)	*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)

(10.3)	*	Form of Change in Control Agreement in effect for: Kurt L. Darrow. Similar agreements are in effect for Louis M. Riccio Jr., Otis Sawyer, J. Douglas Collier, and Darrell D. Edwards, except the severance period in those agreements is 12 months rather than 24 months (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)

(10.4)	*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8-K, filed January 22, 2009)

(10.5)	*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 24, 2009)

(10.6)	*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 21, 2013)

(10.7)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)

(10.8)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)

(10.9)	*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)

(10.10)	*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2013)

(10.11)	*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2014)

Exhibit Number	Description
(10.12) *	First 2014 Amendment to La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)

(10.13) *	Severance Agreement with Mark S. Bacon Sr.

(11)	Statement regarding computation of per share earnings (See Note 18 to the Consolidated Financial Statements included in Item 8)

(12)	No statement regarding computation of ratios is included as an exhibit because the method of computing each ratio included in this report is either obvious from the ratio's description or is explained in text or a footnote accompanying the ratio.

(13)	Not applicable

(14)	Not applicable

(16)	Not applicable

(18)	Not applicable

(21)	List of subsidiaries of La-Z-Boy Incorporated

(22)	Not applicable

(23)	Consent of PricewaterhouseCoopers LLP (EDGAR filing only)

(24)	Not applicable

(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

(32)	Certifications pursuant to 18 U.S.C. Section 1350

(33)	Not applicable

(34)	Not applicable

(35)	Not applicable

(95)	Not applicable

(99)	Not applicable

(100)	Not applicable

(101.INS )	XBRL Instance Document

(101.SCH )	XBRL Taxonomy Extension Schema Document

(101.CAL )	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB )	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE )	XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF )	XBRL Taxonomy Extension Definition Linkbase Document
*
Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

ITEM 16.    FORM 10-K SUMMARY.

None.

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

		Additions
Description	Balance at Beginning of Year	Charged/ (Credited) to Costs and Expenses	Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 29, 2017	$3,145	$(278)	$—		$(304	)(a)	$2,563
April 30, 2016	4,622	(664)	—		(813	)(a)	3,145
April 25, 2015	12,368	(2,206)	—		(5,540	)(a)	4,622
Allowance for deferred tax assets:
April 29, 2017	$3,625	$—	$(562	)(c)	$(1,277	)(b)	$1,786
April 30, 2016	4,322	—	(358	)(c)	(339	)(b)	3,625
April 25, 2015	4,700	—	39	(c)	(417	)(b)	4,322
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

DATE: June 20, 2017		LA-Z-BOY INCORPORATED
	BY	/s/ KURT L. DARROW Kurt L. Darrow Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 20, 2017, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ K.L. DARROW K.L. Darrow Chairman, President and Chief Executive Officer	/s/ S.M. GALLAGHER S.M. Gallagher Director
/s/ E.J. HOLMAN E.J. Holman Director	/s/ J.E. KERR J.E. Kerr Director
/s/ M.T. LAWTON M.T. Lawton Director	/s/ H.G. LEVY H.G. Levy Director
/s/ W.A. MCCOLLOUGH W.A. McCollough Director	/s/ M.L. MUELLER M.L. Mueller Vice President, Chief Accounting Officer
/s/ L.B. PETERS L.B. Peters Director	/s/ N.R. QUBEIN N.R. Qubein Director
/s/ L.M. RICCIO JR. L.M. Riccio Jr. Senior Vice President, Chief Financial Officer