Form 10-Q
period 2017-07-29
LA-Z-BOY INC
filed 2017-08-22
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JULY 29, 2017

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

Yes ☒      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company,  or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 15, 2017
Common Shares, $1.00 par value	48,240,005

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2018

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/29/17	7/30/16
Sales	$357,079	$340,783
Cost of sales	217,976	206,562
Gross profit	139,103	134,221
Selling, general and administrative expense	122,805	111,763
Operating income	16,298	22,458
Interest expense	157	115
Interest income	343	204
Other income (expense), net	1,749	(762)
Income before income taxes	18,233	21,785
Income tax expense	6,489	7,777
Net income	11,744	14,008
Net income attributable to noncontrolling interests	(93)	(202)
Net income attributable to La-Z-Boy Incorporated	$11,651	$13,806

Basic weighted average common shares	48,357	49,105
Basic net income attributable to La-Z-Boy Incorporated per share	$0.24	$0.28

Diluted weighted average common shares	48,846	49,594
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.24	$0.28

Dividends declared per share	$0.11	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Net income	$11,744	$14,008
Other comprehensive income (loss)
Currency translation adjustment	2,316	(68)
Change in fair value of cash flow hedges, net of tax	478	(475)
Net unrealized gains (losses) on marketable securities, net of tax	(271)	205
Net pension amortization, net of tax	517	509
Total other comprehensive income	3,040	171
Total comprehensive income before noncontrolling interests	14,784	14,179
Comprehensive income attributable to noncontrolling interests	(498)	(174)
Comprehensive income attributable to La-Z-Boy Incorporated	$14,286	$14,005

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/29/17	4/29/17
Current assets
Cash and equivalents	$119,628	$141,860
Restricted cash	5,963	8,999
Receivables, net of allowance of $2,557 at 7/29/17 and $2,563 at 4/29/17	134,904	150,846
Inventories, net	178,508	175,114
Other current assets	49,882	40,603
Total current assets	488,885	517,422
Property, plant and equipment, net	171,078	169,132
Goodwill	74,766	74,245
Other intangible assets, net	18,438	18,489
Deferred income taxes — long-term	38,372	40,131
Other long-term assets, net	76,982	69,436
Total assets	$868,521	$888,855

Current liabilities
Current portion of long-term debt	$206	$219
Accounts payable	47,352	51,282
Accrued expenses and other current liabilities	126,948	147,175
Total current liabilities	174,506	198,676
Long-term debt	242	296
Other long-term liabilities	90,777	88,778
Contingencies and commitments	—	—
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 48,268 outstanding at 7/29/17 and 48,472 outstanding at 4/29/17	48,268	48,472
Capital in excess of par value	293,041	289,632
Retained earnings	280,251	284,698
Accumulated other comprehensive loss	(30,248)	(32,883)
Total La-Z-Boy Incorporated shareholders’ equity	591,312	589,919
Noncontrolling interests	11,684	11,186
Total equity	602,996	601,105
Total liabilities and equity	$868,521	$888,855

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Cash flows from operating activities
Net income	$11,744	$14,008
Adjustments to reconcile net income to cash provided by (used for) operating activities
Deferred income tax expense	1,344	(1,076)
Provision for doubtful accounts	(22)	(77)
Depreciation and amortization	7,758	6,800
Equity-based compensation expense	3,558	3,329
Change in receivables	15,753	17,664
Change in inventories	(2,477)	510
Change in other assets	(10,837)	(1,467)
Change in payables	(3,974)	403
Change in other liabilities	(3,339)	(4,341)
Net cash provided by operating activities	19,508	35,753

Cash flows from investing activities
Proceeds from disposals of assets	459	35
Proceeds from property insurance	450	—
Capital expenditures	(9,146)	(5,209)
Purchases of investments	(10,851)	(7,695)
Proceeds from sales of investments	5,857	3,670
Acquisitions, net of cash acquired	(15,879)	(5,281)
Net cash used for investing activities	(29,110)	(14,480)

Cash flows from financing activities
Payments on debt	(66)	(89)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	377	860
Excess tax benefit on stock option exercises	—	1,137
Purchases of common stock	(11,491)	(13,567)
Dividends paid	(5,337)	(4,923)
Net cash used for financing activities	(16,517)	(16,582)

Effect of exchange rate changes on cash and equivalents	851	116
Change in cash, cash equivalents and restricted cash	(25,268)	4,807
Cash, cash equivalents and restricted cash at beginning of period	150,859	121,335
Cash, cash equivalents and restricted cash at end of period	$125,591	$126,142

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$1,671	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 30, 2016	$49,331	$279,339	$252,472	$(34,000)	$10,070	$557,212
Net income			85,922		1,062	86,984
Other comprehensive income				1,117	54	1,171
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	504	2,992	(1,747)			1,749
Purchases of common stock	(1,363)	(3,300)	(31,294)			(35,957)
Stock option and restricted stock expense		8,864				8,864
Tax benefit from exercise of options		1,737				1,737
Dividends paid			(20,655)			(20,655)
At April 29, 2017	48,472	289,632	284,698	(32,883)	11,186	601,105
Net income			11,651		93	11,744
Other comprehensive income				2,635	405	3,040
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	185	1,483	(1,291)			377
Purchases of common stock	(389)	(1,632)	(9,470)			(11,491)
Stock option and restricted stock expense		3,558				3,558
Dividends paid			(5,337)			(5,337)
At July 29, 2017	$48,268	$293,041	$280,251	$(30,248)	$11,684	$602,996

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. We derived the April 29, 2017, balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 28, 2018.

At July 29, 2017, we owned preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. These two privately-held companies are variable interest entities, but their results are not consolidated in our financial statements because we are not the primary beneficiary. We are not the primary beneficiary because we do not have the power to direct the activities of these entities that most significantly impact their economic performance.

During the first quarter of fiscal 2017, we recorded a benefit related to legal settlements as part of cost of sales. The legal settlements increased gross margin by 0.7 percentage points in the first quarter of fiscal 2017.

Note 2: Acquisitions

As we previously reported in our fiscal 2017 Annual Report on Form 10-K, we acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland in the third quarter of fiscal 2017. Per the terms of the purchase agreement, payment for the business was due 90 business days following the date of acquisition, and accordingly, we paid $15.9 million in the first quarter of fiscal 2018.

Note 3: Restricted Cash

We have cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	7/29/17	4/29/17
Cash and cash equivalents	$119,628	$141,860
Restricted cash	5,963	8,999
Total cash, cash equivalents and restricted cash	$125,591	$150,859

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/29/17	4/29/17
Raw materials	$83,546	$83,371
Work in process	11,839	11,320
Finished goods	104,144	101,444
FIFO inventories	199,529	196,135
Excess of FIFO over LIFO	(21,021)	(21,021)
Total Inventories	$178,508	$175,114

Note 5: Goodwill and Other Intangible Assets

Our goodwill, reacquired rights, and other intangible assets on our consolidated balance sheet relate to our acquisitions of La-Z-Boy Furniture Galleries® stores over the past several fiscal years and our international business acquisition last fiscal year. Our other intangible assets also include a trade name for American Drew.

The following is a roll-forward of goodwill for the quarter ended July 29, 2017:

(Unaudited, amounts in thousands)	Goodwill
Balance at April 29, 2017	$74,245
Translation adjustment	521
Balance at July 29, 2017	$74,766

The following is a roll-forward of our other intangible assets for the quarter ended July 29, 2017:

(Unaudited, amounts in thousands)	Trade Names	Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 29, 2017	$1,155	$13,747	$3,587	$18,489
Amortization	—	(261)	(100)	(361)
Translation adjustment	—	260	50	310
Balance at July 29, 2017	$1,155	$13,746	$3,537	$18,438

Note 6: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments, which at July 29, 2017, included cost-basis preferred shares of two privately-held companies, and at April 29, 2017, included an available-for-sale convertible debt security and cost-basis preferred shares of a privately held company. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet. The following summarizes our investments at July 29, 2017, and April 29, 2017:

(Unaudited, amounts in thousands)	7/29/17	4/29/17
Short-term investments:
Available-for-sale investments	$14,788	$15,040
Trading securities	21	6
Held-to-maturity investments	1,934	1,867
Total short-term investments	16,743	16,913

Long-term investments:
Available-for-sale investments	30,626	31,264
Cost basis investment	10,954	5,500
Total long-term investments	41,580	36,764

Total investments	$58,323	$53,677

Investments to enhance returns on cash	$33,427	$33,087
Investments to fund compensation/retirement plans	$13,942	$13,690
Other investments	$10,954	$6,900

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at July 29, 2017, and April 29, 2017:

At July 29, 2017

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,912	$(39)	$18,677
Fixed income	75	(57)	36,205
Mutual funds	—	—	21
Other	34	—	3,420
Total securities	$2,021	$(96)	$58,323

At April 29, 2017

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,796	$(83)	$13,610
Fixed income	729	(72)	37,580
Mutual funds	—	—	6
Other	1	(8)	2,481
Total securities	$2,526	$(163)	$53,677

The following table summarizes sales of available-for-sale securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Proceeds from sales	$5,857	$3,670
Gross realized gains	402	31
Gross realized losses	(221)	(36)

The fair value of fixed income available-for-sale securities by contractual maturity was $15.0 million within one year, $19.5 million within two to five years, $1.3 million within six to ten years, and $0.4 million thereafter.

Note 7: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Service cost	$329	$319
Interest cost	1,147	1,170
Expected return on plan assets	(1,204)	(1,245)
Net amortization	780	764
Net periodic pension cost	$1,052	$1,008

The components of net periodic pension cost other than the service cost are included in other income (expense), net in our consolidated statement of income.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Balance as of the beginning of the period	$21,870	$20,511
Accruals during the period	4,853	5,135
Settlements during the period	(4,841)	(4,738)
Balance as of the end of the period	$21,882	$20,908

As of July 29, 2017, and April 29, 2017, we included $13.1 million and $13.2 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Equity-based awards expense	$3,558	$3,329
Liability-based awards expense	896	1,499
Total stock-based compensation expense	$4,454	$4,828

Stock Options. We granted 573,591 stock options to employees during the first quarter of fiscal 2018, and we have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement-eligible employees immediately. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

We calculated the fair value of stock options granted during the first quarter of fiscal 2018 using the following assumptions:

(Unaudited)	Fiscal 2018 grant
Risk-free interest rate	1.84%
Dividend rate	1.61%
Expected life in years	5.00
Stock price volatility	32.12%
Fair value per share	$7.16

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first quarter of fiscal 2018, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2013, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013. These awards have exceeded their expected life and are re-measured based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At July 29, 2017, the intrinsic value per share of these awards was $21.03.

In fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2014. At July 29, 2017, we measured the fair value of these SARs using the following assumptions:

(Unaudited)	Fiscal 2014 grant
Risk-free interest rate	1.20%
Dividend rate	1.33%
Expected life in years	0.88
Stock price volatility	36.21%
Fair value per share	$13.94

Restricted Stock. We granted 102,662 shares of restricted stock to employees during the first quarter of fiscal 2018. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The fair value of the restricted stock awarded in the first quarter of fiscal 2018 was $27.25 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Performance Shares. During the first quarter of fiscal 2018, we granted 177,805 performance-based shares. We also have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2018 that vest based on attaining performance goals was $25.93, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2018 grant of shares that vest based on market conditions was $36.24.

Note 10: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended July 29, 2017, and July 30, 2016, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 29, 2017	$(927)	$74	$1,752	$(33,782)	$(32,883)
Changes before reclassifications	1,911	855	394	—	3,160
Amounts reclassified to net income	—	(83)	(832)	835	(80)
Tax effect	—	(294)	167	(318)	(445)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,911	478	(271)	517	2,635
Balance at July 29, 2017	$984	$552	$1,481	$(33,265)	$(30,248)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 30, 2016	$(445)	$(286)	$1,058	$(34,327)	$(34,000)
Changes before reclassifications	(40)	(1,279)	326	—	(993)
Amounts reclassified to net income	—	512	5	822	1,339
Tax effect	—	292	(126)	(313)	(147)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(40)	(475)	205	509	199
Balance at July 30, 2016	$(485)	$(761)	$1,263	$(33,818)	$(33,801)

We reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other income (expense), net.

The components of non-controlling interest for the quarter ended July 29, 2017, and July 30, 2016, were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Balance as of the beginning of the period	$11,186	$10,070
Net income	93	202
Other comprehensive (income) loss	405	(28)
Balance as of the end of the period	$11,684	$10,244

Note 11: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. Our Upholstery segment is our largest business segment and consists primarily of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. The Upholstery segment also includes our international wholesale businesses. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Casegoods Segment. Our Casegoods segment consists of three brands: American Drew, Hammary, and Kincaid. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers. Our Casegoods segment is an importer, marketer, and distributor of casegoods/wood furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture.

Retail Segment. Our Retail segment consists of 145 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Sales
Upholstery segment:
Sales to external customers	$224,814	$223,809
Intersegment sales	49,593	43,607
Upholstery segment sales	274,407	267,416

Casegoods segment:
Sales to external customers	21,019	20,585
Intersegment sales	4,491	4,453
Casegoods segment sales	25,510	25,038

Retail segment sales	110,516	95,720

Corporate and Other:
Sales to external customers	730	669
Intersegment sales	1,930	1,210
Corporate and Other sales	2,660	1,879

Eliminations	(56,014)	(49,270)
Consolidated sales	$357,079	$340,783

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Operating Income (Loss)
Upholstery segment	$23,299	$30,499
Casegoods segment	2,739	2,147
Retail segment	1,767	2,183
Corporate and Other	(11,507)	(12,371)
Consolidated operating income	16,298	22,458
Interest expense	157	115
Interest income	343	204
Other income (expense), net	1,749	(762)
Income before income taxes	$18,233	$21,785

Note 12: Income Taxes

Our effective tax rate for the first quarter of fiscal 2018 was 35.6% compared with 35.7% for the first quarter of fiscal 2017. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our consolidated balance sheet at the end of the first quarter of fiscal 2018 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$11,651	$13,806
Income allocated to participating securities	(57)	(69)
Net income available to common shareholders	$11,594	$13,737

Denominator:
Basic weighted average common shares outstanding	48,357	49,105
Add:
Contingent common shares	175	131
Stock option dilution	314	358
Diluted weighted average common shares outstanding	48,846	49,594

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We did not exclude any outstanding options from the diluted share calculation for the quarter ended July 29, 2017, and July 30, 2016.

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

In addition to assets and liabilities that we record at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a non-recurring basis. We measure non-financial assets such as other intangible assets, goodwill, and other long-lived assets at fair value when there is an indicator of impairment, and we record them at fair value only when we recognize an impairment loss.

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at July 29, 2017, and April 29, 2017:

At July 29, 2017

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3 (b)
Assets
Available-for-sale investments	$1,180	$36,794	$—
Trading securities	—	21	—
Held-to-maturity investments	1,934	—	—
Cost basis investments	—	—	10,954
Total assets	$3,114	$36,815	$10,954

Liabilities
Contingent consideration liability	$—	$—	$1,284

(a)         There were no transfers between Level 1 and Level 2 during the first quarter of fiscal 2018.

(b)         There were no transfers into or out of Level 3 during the first quarter of fiscal 2018.

At April 29, 2017

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1 (c)	Level 2 (c)	Level 3 (d)
Assets
Available-for-sale investments	$1,217	$36,638	$1,400
Trading securities	—	6	—
Held-to-maturity investments	1,866	—	—
Cost basis investment	—	—	5,500
Total assets	$3,083	$36,644	$6,900

Liabilities
Contingent consideration liability	$—	$—	$1,248

(c)          There were no transfers between Level 1 and Level 2 during the first quarter of fiscal 2017.

(d)         There were no transfers into or out of Level 3 during the first quarter of fiscal 2017.

At July 29, 2017, and April 29, 2017, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At July 29, 2017, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. We initially valued our Level 3 investments at their cost basis as of the date of purchase, because the cost basis was the best estimate of their fair value on the date of acquisition. During fiscal 2017, we recorded a $0.7 million unrealized gain in other comprehensive income related to a change in the fair value of the available-for-sale convertible debt security. During the first quarter of fiscal 2018, the available-for-sale convertible debt security converted to $3.0 million of cost-basis preferred shares of a privately-held company, and we recorded a gain of $2.2 million in other income (expense), net in our consolidated statement of income related to the conversion. We also invested another $2.5 million in the same privately-held company during the first quarter of fiscal 2018. Our Level 3 liability is a contingent consideration liability, and we estimate the fair value of this liability based on the present value of the probability-weighted future cash flows, which are unobservable inputs that are not supported by market activity.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Unaudited, amounts in thousands)	Level 3
Assets
Balance at April 29, 2017	$6,900
Purchases	2,500
Realized gain	2,204
Unrealized gain reclassified to net income	(650)
Balance at July 29, 2017	$10,954

(Unaudited, amounts in thousands)	Level 3
Liabilities
Balance at April 29, 2017	$1,248
Translation adjustment	36
Balance at July 29, 2017	$1,284

Our asset leveling presented above does not include certain available-for-sale investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 6). The fair value of the investments measured using net asset value at July 29, 2017, and April 29, 2017, was $7.4 million and $7.1 million, respectively.

Note 15: Recent Accounting Pronouncements

Accounting pronouncements adopted in fiscal 2018

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments, including accounting for income taxes, estimating forfeitures, and classifying certain share-based transactions in the consolidated statement of cash flows. We adopted this standard in the first quarter of fiscal 2018. Our adoption of this standard did not have a material impact on our consolidated financial statements. We did not record a cumulative-effect adjustment as we had no unrecognized excess tax benefits as of the end of fiscal 2017. We elected to continue estimating forfeiture rates on our share-based awards. We adjusted the first quarter of fiscal 2017 consolidated statement of cash flows to conform to the current fiscal year presentation by reclassifying $1.7 million of cash paid related to shares swapped for taxes from a financing activity to an operating activity.

In August 2016, the FASB issued a new accounting standard that provides guidance on the classification of eight cash receipts and cash payments issues on the statement of cash flows. The intent of this standard was to help reduce diversity in practice regarding cash flow presentation. We early adopted this standard in fiscal 2018. Adoption of this standard did not have a material impact on our consolidated statement of cash flows and although the guidance requires retrospective treatment, we did not have any cash receipts or payments during the prior year that needed to be reclassified.

In November 2016, the FASB issued a new accounting standard that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We early adopted this standard in fiscal 2018 with retrospective application. For the quarter ended July 30, 2016, this change resulted in a $9.0 million increase in cash, cash equivalents and restricted cash at both the beginning and end of the period on our consolidated statement of cash flows. In addition, removing the change in restricted cash from the consolidated statement of cash flows resulted in a decrease of less than $0.1 million in our net cash used for investing activities for the quarter ended July 30, 2016.

In March 2017, the FASB issued a new accounting standard that changes the presentation of pension costs in our consolidated statement of income. We elected to early adopt this standard in fiscal 2018, and it requires retrospective application. All components of pension costs other than service costs will now be presented in other income (expense), net rather than operating income in our consolidated statement of income. Adoption of this standard did not have a material impact on our consolidated statement of income for any periods presented.

We reclassified $0.7 million of the first quarter fiscal 2017 pension costs from operating income to other income (expense), net to conform to the current-year presentation.

Accounting pronouncements not yet adopted

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

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting, or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period, and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our unrealized gain as of July 29, 2017, adoption of this standard would be immaterial to our consolidated financial statements. Adoption of this standard will be required for our fiscal 2019 financial statements.

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

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to entities evaluating whether a transaction should be accounted for as an acquisition. This standard will be applicable for our fiscal 2019. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

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

Cautionary Statement Concerning Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, “we,” “our” or the “Company”) make forward-looking statements in this report, and its representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

• future income, margins and cash flows	• future economic performance
• future sales	• industry and importing trends
• adequacy and cost of financial resources	• management plans and strategic initiatives

Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes,” “plans,” “could,” “intends” and “expects” or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in legislation or changes in the domestic or international regulatory environment  (including new or increased duties); (j) adoption of new accounting principles; (k) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure or transport fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the ability to increase volume through our e-commerce initiatives; (t) the impact of potential goodwill or intangible asset impairments; and (u) those matters discussed in Item 1A of our fiscal 2017 Annual Report on Form 10-K and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major manufacturing locations and six regional distribution centers in the United States and one facility in Mexico to support our speed-to-market and customization strategy. We also have a manufacturing facility in Thailand that supports our international business.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, directly to consumers through stores that we own and operate, and through our website, la-z-boy.com. The centerpiece of our retail distribution strategy is our network of 348 La-Z-Boy Furniture Galleries® stores and 551 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 145 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 551 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 526 outlets and over 1.6 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.5 million square feet.

Our goal is to deliver value to our shareholders with improved sales and earnings over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are striving for this growth in four ways:

•                  We are expanding our branded distribution channels, which include the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. Our target is 1,000 proprietary locations, composed of 400 La-Z-Boy Furniture Galleries® stores and 600 La-Z-Boy Comfort Studio® locations. We expect this initiative to generate growth in our Retail segment through an increased company-owned store count, and to generate growth in our wholesale Upholstery segment as our proprietary distribution network expands.

•                  We are growing the size of our company-owned retail business by acquiring La-Z-Boy Furniture Galleries® stores that are owned by our independent dealers and opening new stores, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•                  We are striving to responsibly increase our market share by taking advantage of our unique multi-channel distribution network. In addition to our branded distribution channels, over 1,800 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best known names in the industry, including Art Van, Nebraska Furniture Mart, and Slumberland. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

•                  We also aim to increase our market share in stationary upholstered furniture through a combination of our Live Life Comfortably® marketing campaign, featuring Brooke Shields as our brand ambassador, and our innovative and on-trend product. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, we focus on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad assortment, customize products to their liking, find stores to make a purchase, or purchase at la-z-boy.com.

In addition to the strategies above, we recognize that online furniture sales are growing rapidly. In response to this changing landscape, we are developing a multi-faceted strategy to participate in and leverage this growth opportunity and market to younger consumers. This strategy has three components: increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players including Wayfair; leverage the strength of our world-class global supply chain to support other e-commerce brands; and invest in new online companies. We believe these three opportunities will position us for growth in the ever-changing online selling environment, and we will continue developing these strategies throughout the fiscal year.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•                  Upholstery Segment. Our Upholstery segment is our largest business segment and consists primarily of two operating units: La-Z-Boy, our largest operating unit, and our England subsidiary. The Upholstery segment also includes our international wholesale businesses. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

•                  Retail Segment. Our Retail segment consists of 145 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

Results of Operations

Fiscal 2018 First Quarter Compared with Fiscal 2017 First Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/29/17	Quarter Ended 7/30/16	% Change
Sales	$357,079	$340,783	4.8%
Operating income	16,298	22,458	(27.4)%
Operating margin	4.6%	6.6%

Sales

Our consolidated sales increased $16.3 million in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017. This increase was driven by sales growth in all three of our operating segments. Our Upholstery and Retail segments benefited from acquisitions that occurred in fiscal 2017, while our Casegoods segment sales increase was due to higher volume.

Operating Margin

Our operating margin decreased 2.0 percentage points for the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017.

•                  Our gross margin decreased 0.4 percentage points in the first quarter of fiscal 2018 compared with the same period a year ago.

•                  This was primarily the result of a decline in our Upholstery segment’s gross margin due to supply chain inefficiencies driven by lower-production volume.

•                  Additionally, favorable legal settlements in the first quarter of fiscal 2017 negatively impacted the comparison of our gross margin by 0.7 percentage points.

•                  Partially offsetting the decline in our Upholstery segment gross margin was an improvement in our Casegoods segment’s gross margin, due to higher volume and favorable changes to product mix.

•                  Lastly, our consolidated gross margin improved 0.9 percentage points because of changes in our consolidated sales mix, reflecting the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•                  Our selling, general, and administrative (“SG&A”) expenses as a percentage of sales increased 1.6 percentage points in the first quarter of fiscal 2018 compared with the same period a year ago.

•                  Our SG&A expense as a percentage of sales increased 1.2 percentage points due to the growth of our Retail segment, as a percentage of our total sales, which has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

•                  Advertising expense as a percentage of sales was 0.6 percentage points higher as we strategically increased spending in our Live Life Comfortably® marketing campaign and on promotional marketing to support our retail stores and increase our share of voice in selected markets.

•                  In addition, a portion of the increase in our SG&A expense as a percentage of sales was the result of the fixed nature of many of our Retail segment’s costs (primarily occupancy and administrative costs) as sales from our stores that have been open a minimum of 12 months declined.

•                  Partially offsetting these increases were incentive compensation costs that were 0.4 percentage points lower as a percentage of sales, primarily due to a decline in our consolidated financial performance against our incentive-based targets.

We explain these items further when we discuss each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/29/17	Quarter Ended 7/30/16	% Change
Sales	$274,407	$267,416	2.6%
Operating income	23,299	30,499	(23.6)%
Operating margin	8.5%	11.4%

Sales

Our Upholstery segment’s sales increased $7.0 million in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, primarily due to our acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which contributed sales of $7.4 million in the first quarter of fiscal 2018. Changes in our product mix resulted in an additional 2.5% increase in sales compared with the prior year’s quarter. Our product mix in the first quarter of fiscal 2018 shifted from fabric units to more leather units that have a higher average selling price. These increases were somewhat offset by lower overall unit volume, which resulted in a 3.4% decrease in sales when compared with the first quarter of fiscal 2017.

Operating Margin

Our Upholstery segment’s operating margin decreased 2.9 percentage points in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017.

•                  The segment’s gross margin decreased 2.0 percentage points during the first quarter of fiscal 2018 compared with the same period a year ago.

•                  Inefficiencies in our supply chain, including procurement, manufacturing operations and logistics, driven primarily by a decline in production volume, decreased the segment’s gross margin by 1.1 percentage points.

•                  Favorable legal settlements in the first quarter of fiscal 2017 negatively impacted the comparison of the segment’s gross margin by 0.9 percentage points.

•                  Partially offsetting these items was a shift in our product mix to more units with power. While we saw a relative increase in our sales of leather units, which typically have a lower gross margin than fabric units, the impact was more than offset by an increase in the number of units we sold that included power. Power units have a higher gross margin rate than units without power, resulting in a 0.4 percentage point improvement in the segment’s gross margin.

•                  The segment’s SG&A expense as a percentage of sales increased 0.9 percentage points during the first quarter of fiscal 2018 compared with the same period a year ago.

•                  Advertising expense was 0.4 percentage points higher as we strategically increased spending on our Live Life Comfortably® marketing campaign.

•                  The remainder of the increase in SG&A was due to our inability to absorb fixed costs on the lower production volume. Our fixed costs were made up primarily of depreciation on technology investments in our ERP system and software maintenance and other costs associated with our investments in our web e-commerce platform.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/29/17	Quarter Ended 7/30/16	% Change
Sales	$25,510	$25,038	1.9%
Operating income	2,739	2,147	27.6%
Operating margin	10.7%	8.6%

Sales

Our Casegoods segment’s sales increased $0.5 million in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, primarily due to higher volume attributable to our better in-stock position and improved product styling.

Operating Margin

Our Casegoods segment’s operating margin improved 2.1 percentage points in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017.

•                  The segment’s gross margin increased 1.3 percentage points because of increased volume and a shift in our product mix to newer, higher margin collections.The segment’s SG&A expense as a percentage of sales decreased 0.8 percentage points due primarily to our improved absorption of fixed SG&A costs because of our higher sales volume, and our reduction in discretionary SG&A spending.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/29/17	Quarter Ended 7/30/16	% Change
Sales	$110,516	$95,720	15.5%
Operating income	1,767	2,183	(19.1)%
Operating margin	1.6%	2.3%

Sales

Our Retail segment’s sales increased $14.8 million in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017. In the first quarter of fiscal 2018, we increased the segment’s sales from our acquired stores by $12.6 million, and added $3.2 million from new stores that were not open in the prior-year period. Partially offsetting these items was a $1.0 million decrease in sales from stores that have been open for at least 12 months, a decline of 1.1%. This decrease was primarily driven by lower store traffic, the impact of which was somewhat offset by an increase in average ticket that resulted from increased design services and custom orders.

Operating Margin

Our Retail segment’s operating margin decreased 0.7 percentage points in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017.

•                  The segment’s gross margin was essentially flat.

•                  The segment’s SG&A expense as a percentage of sales increased 0.7 percentage points.

•                  SG&A expense was higher as a percentage of sales, primarily because our sales at stores that have been open for a minimum of 12 months declined and we were not able to leverage our fixed costs (primarily occupancy and administrative costs) to the same extent.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/29/17	Quarter Ended 7/30/16	% Change
Sales	$2,660	$1,879	41.6%
Eliminations	(56,014)	(49,270)	(13.7)%

Operating loss	(11,507)	(12,371)	7.0%

Sales

Sales increased in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 due to an increase in intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong.

Eliminations increased in the first quarter of fiscal 2018 as compared with the first quarter of fiscal 2017 due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly because of new stores and store acquisitions.

Operating Loss

Our Corporate and Other operating loss was $0.9 million lower in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, primarily due to improved profitability associated with our global trading company in Hong Kong. The profitability of our global trading company was higher in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 due to the increased intercompany commission revenue charged to our reportable segments.

Other Income (Expense), Net

Other income (expense), net was $1.7 million of income and $0.8 million of expense in the first quarter of fiscal 2018 and fiscal 2017, respectively. In the first quarter of fiscal 2018, we recorded a $2.2 million gain on investments when our available-for-sale convertible debt security converted to preferred shares of a privately-held company. In addition, the first quarter of fiscal 2018 and the first quarter of fiscal 2017 both included $0.9 million for pension and retirement-related expenses.

Income Taxes

Our effective tax rate in the first quarter of fiscal 2018 was 35.6% compared with 35.7% for the first quarter of fiscal 2017. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash, cash equivalents and restricted cash of $125.6 million at July 29, 2017, compared with $150.9 million at April 29, 2017. In addition, we had investments to enhance our returns on cash of $33.4 million at July 29, 2017, compared with $33.1 million at April 29, 2017.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At July 29, 2017, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $140.5 million of the $150.0 million credit commitment.

Our capital expenditures for the first quarter of fiscal 2018 were $9.1 million compared with $5.2 million during the first quarter of fiscal 2017. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $50 to $55 million for all of fiscal 2018. We started construction on our new Innovation Center and other upgrades to our largest manufacturing campus in Dayton, Tennessee in the fourth quarter of fiscal 2017 and expect that construction will continue into fiscal 2020. We currently estimate that we will incur approximately $14 million in capital expenditures related to the new Innovation Center in fiscal 2018.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/29/17	7/30/16
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$19,508	$35,753
Net cash used for investing activities	(29,110)	(14,480)
Net cash used for financing activities	(16,517)	(16,582)
Exchange rate changes	851	116
Change in cash, cash equivalents and restricted cash	$(25,268)	$4,807

Operating Activities

During the first quarter of fiscal 2018, net cash provided by operating activities was $19.5 million. Our cash provided by operating activities was primarily attributable to net income we generated during the quarter and cash collections of $15.8 million from accounts receivable. Our accounts receivable are typically at a lower level in the first quarter of our fiscal year primarily due to lower sales volume and ongoing collection of prior receivables. In the first quarter of fiscal 2018, the net income we generated and cash we collected was somewhat offset by cash we used to settle incentive compensation awards during the quarter.

During the first quarter of fiscal 2017, net cash provided by operating activities was $35.8 million. Our cash provided by operating activities was primarily attributable to net income we generated during the quarter and cash collections of $17.7 million from accounts receivable. Our accounts receivable are typically at a lower level in the first quarter of our fiscal year primarily due to lower sales volume and ongoing collection of prior receivables. In the first quarter of fiscal 2017, the net income we generated and cash we collected was somewhat offset by cash we used to settle incentive compensation awards during the quarter.

Investing Activities

During the first quarter of fiscal 2018, net cash used for investing activities was $29.1 million, which included $15.9 million to fund the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, $9.1 million for capital expenditures, and $5.0 million for net investment increases. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, and construction on our new Innovation Center. Additionally, per the terms of the purchase agreement for the La-Z-Boy wholesale business in the United Kingdom and Ireland, payment for the business was due 90 business days following the date of acquisition, and accordingly, we made that payment during the first quarter of fiscal 2018.

During the first quarter of fiscal 2017, net cash used for investing activities was $14.5 million, which included $5.3 million to fund the acquisition of a retail store, $5.2 million for capital expenditures, and $4.0 million for net investment increases. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, and our continued ERP system implementation.

Financing Activities

During the first quarter of fiscal 2018, net cash used for financing activities was $16.5 million, including $11.5 million used to purchase our common stock and $5.3 million paid to our shareholders in quarterly dividends.

During the first quarter of fiscal 2017, net cash used for financing activities was $16.6 million, including $13.6 million used to purchase our common stock and $4.9 million paid to our shareholders in quarterly dividends.

Our board of directors has authorized the purchase of company stock. As of July 29, 2017, 8.3 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.4 million shares during the first quarter of fiscal 2018, for a total of $11.5 million. With the cash flows we anticipate generating in fiscal 2018, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the first quarter of fiscal 2018 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the first quarter of fiscal 2018, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2017 Annual Report on Form 10-K.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2017 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first quarter of fiscal 2018.

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

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to entities evaluating whether a transaction should be accounted for as an acquisition. This guidance will be applicable for our fiscal 2019. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2018, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2017.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We expect to finish implementing the sales order management component of the system by the end of fiscal 2018. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during the fiscal quarter ended July 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 29, 2017. There have been no material changes to our risk factors during the first quarter of fiscal 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of July 29, 2017, 8.3 million shares remained available for purchase pursuant to this authorization. We purchased 0.4 million shares during the first quarter of fiscal 2018, for a total of $11.5 million. During the first quarter of fiscal 2018, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective July 3, 2017. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on September 29, 2017. With the cash flows we anticipate generating in fiscal 2018, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended July 29, 2017:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan (2)
Fiscal May (April 30 – June 3, 2017)	129	$27.80	129	2,551
Fiscal June (June 4 – July 1, 2017)	178	$28.95	157	8,394
Fiscal July (July 2 – July 29, 2017)	103	$32.13	103	8,291
Fiscal First Quarter of 2018	410	$29.39	389	8,291

(1)   In addition to the 389,022 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 21,429 shares we purchased from employees to satisfy their withholding tax obligations when their restricted shares vested.

(2)   In June of 2017, the board of directors authorized an additional six million shares that were added to this authorization.

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

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 22, 2017

	BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes
Vice President, Corporate Controller and Chief Accounting Officer