Form 10-Q
period 2017-10-28
LA-Z-BOY INC
filed 2017-11-29
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED OCTOBER 28, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 22, 2017
Common Shares, $1.00 par value	47,317,497

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2018

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/28/17	10/29/16
Sales	$393,205	$376,579
Cost of sales	238,253	227,195
Gross profit	154,952	149,384
Selling, general and administrative expense	120,683	115,526
Operating income	34,269	33,858
Interest expense	160	117
Interest income	376	234
Other income (expense), net	(926)	(969)
Income before income taxes	33,559	33,006
Income tax expense	10,353	11,901
Net income	23,206	21,105
Net income attributable to noncontrolling interests	(310)	(272)
Net income attributable to La-Z-Boy Incorporated	$22,896	$20,833

Basic weighted average common shares	47,964	49,153
Basic net income attributable to La-Z-Boy Incorporated per share	$0.47	$0.42

Diluted weighted average common shares	48,297	49,511
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.47	$0.42

Dividends declared per share	$0.11	$0.10

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/28/17	10/29/16
Sales	$750,284	$717,362
Cost of sales	456,229	433,757
Gross profit	294,055	283,605
Selling, general and administrative expense	243,488	227,289
Operating income	50,567	56,316
Interest expense	317	232
Interest income	719	438
Gain on conversion of investment	2,204	—
Other income (expense), net	(1,381)	(1,731)
Income before income taxes	51,792	54,791
Income tax expense	16,842	19,678
Net income	34,950	35,113
Net income attributable to noncontrolling interests	(403)	(474)
Net income attributable to La-Z-Boy Incorporated	$34,547	$34,639

Basic weighted average common shares	48,160	49,129
Basic net income attributable to La-Z-Boy Incorporated per share	$0.71	$0.70

Diluted weighted average common shares	48,537	49,554
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.71	$0.70

Dividends declared per share	$0.22	$0.20

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16
Net income	$23,206	$21,105
Other comprehensive income (loss)
Currency translation adjustment	(147)	(261)
Change in fair value of cash flow hedges, net of tax	(741)	139
Net unrealized gain (loss) on marketable securities, net of tax	208	(149)
Net pension amortization, net of tax	517	509
Total other comprehensive income (loss)	(163)	238
Total comprehensive income before allocation to noncontrolling interests	23,043	21,343
Comprehensive income attributable to noncontrolling interests	(410)	(199)
Comprehensive income attributable to La-Z-Boy Incorporated	$22,633	$21,144

	Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16
Net income	$34,950	$35,113
Other comprehensive income (loss)
Currency translation adjustment	2,169	(329)
Change in fair value of cash flow hedges, net of tax	(263)	(336)
Net unrealized gain (loss) on marketable securities, net of tax	(63)	56
Net pension amortization, net of tax	1,034	1,018
Total other comprehensive income	2,877	409
Total comprehensive income before allocation to noncontrolling interests	37,827	35,522
Comprehensive income attributable to noncontrolling interests	(908)	(373)
Comprehensive income attributable to La-Z-Boy Incorporated	$36,919	$35,149

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/28/17	4/29/17
Current assets
Cash and equivalents	$122,345	$141,860
Restricted cash	2,352	8,999
Receivables, net of allowance of $2,656 at 10/28/17 and $2,563 at 4/29/17	145,167	150,846
Inventories, net	180,050	175,114
Other current assets	46,201	40,603
Total current assets	496,115	517,422
Property, plant and equipment, net	171,510	169,132
Goodwill	74,646	74,245
Other intangible assets, net	17,984	18,489
Deferred income taxes — long-term	40,097	40,131
Other long-term assets, net	81,191	69,436
Total assets	$881,543	$888,855

Current liabilities
Current portion of long-term debt	$238	$219
Accounts payable	53,426	51,282
Accrued expenses and other current liabilities	133,257	147,175
Total current liabilities	186,921	198,676
Long-term debt	314	296
Other long-term liabilities	89,950	88,778
Contingencies and commitments
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 47,540 outstanding at 10/28/17 and 48,472 outstanding at 4/29/17	47,540	48,472
Capital in excess of par value	295,891	289,632
Retained earnings	279,344	284,698
Accumulated other comprehensive loss	(30,511)	(32,883)
Total La-Z-Boy Incorporated shareholders’ equity	592,264	589,919
Noncontrolling interests	12,094	11,186
Total equity	604,358	601,105
Total liabilities and equity	$881,543	$888,855

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16
Cash flows from operating activities
Net income	$34,950	$35,113
Adjustments to reconcile net income to cash provided by (used for) operating activities
Gain on disposal of assets	(1,884)	(62)
Gain on conversion of investment	(2,204)	—
Deferred income tax expense	(403)	1,089
Provision for doubtful accounts	74	(18)
Depreciation and amortization	15,869	13,999
Equity-based compensation expense	6,410	5,880
Pension plan contributions	(2,000)	(2,300)
Change in receivables	6,165	784
Change in inventories	(4,096)	(3,747)
Change in other assets	(7,935)	(1,806)
Change in payables	2,136	1,549
Change in other liabilities	4,142	3,622
Net cash provided by operating activities	51,224	54,103

Cash flows from investing activities
Proceeds from disposals of assets	608	143
Proceeds from property insurance	1,485	—
Capital expenditures	(16,372)	(10,226)
Purchases of investments	(18,507)	(17,814)
Proceeds from sales of investments	11,529	9,757
Acquisitions, net of cash acquired	(15,879)	(15,997)
Net cash used for investing activities	(37,136)	(34,137)

Cash flows from financing activities
Payments on debt	(131)	(156)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	356	1,371
Excess tax benefit on stock option exercises	—	1,826
Purchases of common stock	(30,692)	(19,766)
Dividends paid	(10,648)	(9,869)
Net cash used for financing activities	(41,115)	(26,594)

Effect of exchange rate changes on cash and equivalents	865	(149)
Change in cash, cash equivalents and restricted cash	(26,162)	(6,777)
Cash, cash equivalents and restricted cash at beginning of period	150,859	121,335
Cash, cash equivalents and restricted cash at end of period	$124,697	$114,558

Supplemental disclosure of non-cash investing activities capital expenditures included in payables	$1,631	$681

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 30, 2016	$49,331	$279,339	$252,472	$(34,000)	$10,070	$557,212
Net income			85,922		1,062	86,984
Other comprehensive income				1,117	54	1,171
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	504	2,992	(1,747)			1,749
Purchases of 1,363 shares of common stock	(1,363)	(3,300)	(31,294)			(35,957)
Stock option and restricted stock expense		8,864				8,864
Tax benefit from exercise of options		1,737				1,737
Dividends paid			(20,655)			(20,655)
At April 29, 2017	48,472	289,632	284,698	(32,883)	11,186	601,105
Net income			34,547		403	34,950
Other comprehensive income				2,372	505	2,877
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	186	1,481	(1,311)			356
Purchases of 1,118 shares of common stock	(1,118)	(1,632)	(27,942)			(30,692)
Stock option and restricted stock expense		6,410				6,410
Dividends paid			(10,648)			(10,648)
At October 28, 2017	$47,540	$295,891	$279,344	$(30,511)	$12,094	$604,358

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

At October 28, 2017, we owned preferred shares of two privately-held companies, and a warrant to purchase common shares of one of the companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

During the first six months of fiscal 2017, we recorded a benefit related to legal settlements as part of cost of sales. The legal settlements increased gross margin by 0.1 percentage points and 0.4 percentage points in the second quarter and first six months of fiscal 2017, respectively.

In fiscal 2017, following a trial, a judgment was entered against us in a civil lawsuit over a contract that the other party claimed required us to pay royalties on certain powered motion furniture units. While we continue to appeal this judgment, we have fully reserved for all amounts currently due under the judgment. Under the judgment, we will continue to incur royalty charges against certain future sales. In addition to actively pursuing our appeal in this case, we continue to hold settlement discussions with the counter-party but to date have not reached a settlement.

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

(Unaudited, amounts in thousands)	10/28/17	10/29/16
Cash and cash equivalents	$122,345	$105,571
Restricted cash	2,352	8,987
Total cash, cash equivalents and restricted cash	$124,697	$114,558

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/28/17	4/29/17
Raw materials	$78,370	$83,371
Work in process	12,003	11,320
Finished goods	110,698	101,444
FIFO inventories	201,071	196,135
Excess of FIFO over LIFO	(21,021)	(21,021)
Total Inventories	$180,050	$175,114

Note 5: Goodwill and Other Intangible Assets

Our goodwill, reacquired rights, and other intangible assets on our consolidated balance sheet relate to our acquisitions of La-Z-Boy Furniture Galleries® stores over the past several fiscal years and our international business acquisition last fiscal year. Our other intangible assets also include a trade name for American Drew.

The following is a roll-forward of goodwill for the six months ended October 28, 2017:

(Unaudited, amounts in thousands)	Goodwill
Balance at April 29, 2017	$74,245
Translation adjustment	401
Balance at October 28, 2017	$74,646

The following is a roll-forward of our other intangible assets for the six months ended October 28, 2017:

(Unaudited, amounts in thousands)	Trade Names	Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 29, 2017	$1,155	$13,747	$3,587	$18,489
Amortization	—	(528)	(202)	(730)
Translation adjustment	—	176	49	225
Balance at October 28, 2017	$1,155	$13,395	$3,434	$17,984

Note 6: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments, which at October 28, 2017, included cost-basis preferred shares of two privately-held companies, and at April 29, 2017, included an available-for-sale convertible debt security and cost-basis preferred shares of a privately-held company. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments at October 28, 2017, and April 29, 2017:

(Unaudited, amounts in thousands)	10/28/17	4/29/17
Short-term investments:
Available-for-sale investments	$11,966	$15,040
Trading securities	17	6
Held-to-maturity investments	3,171	1,867
Total short-term investments	15,154	16,913

Long-term investments:
Available-for-sale investments	34,280	31,264
Cost basis investments	10,954	5,500
Total long-term investments	45,234	36,764

Total investments	$60,388	$53,677

Investments to enhance returns on cash	$35,334	$33,087
Investments to fund compensation/retirement plans	$14,100	$13,690
Other investments	$10,954	$6,900

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at October 28, 2017, and April 29, 2017:

At October 28, 2017

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,303	$(46)	$19,079
Fixed income	55	(115)	37,236
Mutual funds	—	—	17
Other	64	—	4,056
Total securities	$2,422	$(161)	$60,388

At April 29, 2017

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,796	$(83)	$13,610
Fixed income	729	(72)	37,580
Mutual funds	—	—	6
Other	1	(8)	2,481
Total securities	$2,526	$(163)	$53,677

The following table summarizes sales of available-for-sale securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16	10/28/17	10/29/16
Proceeds from sales	$5,672	$6,087	$11,529	$9,757
Gross realized gains	16	16	418	47
Gross realized losses	(7)	(2)	(228)	(38)

The fair value of fixed income available-for-sale securities by contractual maturity was $12.1 million within one year, $23.4 million within two to five years, $1.3 million within six to ten years, and $0.4 million thereafter.

Note 7: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16	10/28/17	10/29/16
Service cost	$329	$319	$658	$638
Interest cost	1,147	1,170	2,294	2,340
Expected return on plan assets	(1,204)	(1,245)	(2,408)	(2,490)
Net amortization	780	764	1,560	1,528
Net periodic pension cost	$1,052	$1,008	$2,104	$2,016

The components of net periodic pension cost other than the service cost are included in other income (expense), net in our consolidated statement of income. Service cost is recorded in cost of sales in our consolidated statement of income.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16	10/28/17	10/29/16
Balance as of the beginning of the period	$21,882	$20,908	$21,870	$20,511
Accruals during the period	4,648	4,719	9,501	9,854
Settlements during the period	(4,924)	(4,725)	(9,765)	(9,463)
Balance as of the end of the period	$21,606	$20,902	$21,606	$20,902

As of October 28, 2017, and April 29, 2017, we included $13.0 million and $13.2 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16	10/28/17	10/29/16
Equity-based awards expense	$2,852	$2,551	$6,410	$5,880
Liability-based awards (income) expense	(588)	(1,229)	308	270
Total stock-based compensation expense	$2,264	$1,322	$6,718	$6,150

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

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first six months of fiscal 2018, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2013, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013. These awards have exceeded their expected life and are re-measured based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At October 28, 2017, the intrinsic value per share of these awards was $15.73.

In fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2014. At October 28, 2017, we measured the fair value of these SARs using the following assumptions:

(Unaudited)	Fiscal 2014 grant
Risk-free interest rate	1.28%
Dividend rate	1.59%
Expected life in years	0.63
Stock price volatility	45.68%
Fair value per share	$9.17

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

Restricted Stock Units. During the second quarter of fiscal 2018, we granted 29,520 restricted stock units to our non-employee directors. These restricted stock units vest when the director leaves the board. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $23.85.

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

Note 10: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended October 28, 2017, and October 29, 2016, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 29, 2017	$984	$552	$1,481	$(33,265)	$(30,248)
Changes before reclassifications	(247)	(1,094)	344	—	(997)
Amounts reclassified to net income	—	(103)	(8)	836	725
Tax effect	—	456	(128)	(319)	9
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(247)	(741)	208	517	(263)
Balance at October 28, 2017	$737	$(189)	$1,689	$(32,748)	$(30,511)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 30, 2016	$(485)	$(761)	$1,263	$(33,818)	$(33,801)
Changes before reclassifications	(188)	(200)	(226)	—	(614)
Amounts reclassified to net income	—	424	(14)	823	1,233
Tax effect	—	(85)	91	(314)	(308)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(188)	139	(149)	509	311
Balance at October 29, 2016	$(673)	$(622)	$1,114	$(33,309)	$(33,490)

The activity in accumulated other comprehensive loss for the six months ended October 28, 2017, and October 29, 2016, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 29, 2017	$(927)	$74	$1,752	$(33,782)	$(32,883)
Changes before reclassifications	1,664	(239)	738	—	2,163
Amounts reclassified to net income	—	(186)	(840)	1,671	645
Tax effect	—	162	39	(637)	(436)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	1,664	(263)	(63)	1,034	2,372
Balance at October 28, 2017	$737	$(189)	$1,689	$(32,748)	$(30,511)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 30, 2016	$(445)	$(286)	$1,058	$(34,327)	$(34,000)
Changes before reclassifications	(228)	(1,479)	100	—	(1,607)
Amounts reclassified to net income	—	936	(9)	1,645	2,572
Tax effect	—	207	(35)	(627)	(455)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(228)	(336)	56	1,018	510
Balance at October 29, 2016	$(673)	$(622)	$1,114	$(33,309)	$(33,490)

In our consolidated statement of income, we reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other income (expense), net.

The components of non-controlling interest for the quarter and six months ended October 28, 2017, and October 29, 2016, were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16	10/28/17	10/29/16
Balance as of the beginning of the period	$11,684	$10,244	$11,186	$10,070
Net income	310	272	403	474
Other comprehensive income (loss)	100	(73)	505	(101)
Balance as of the end of the period	$12,094	$10,443	$12,094	$10,443

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

Retail Segment. Our Retail segment consists of 147 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16	10/28/17	10/29/16
Sales
Upholstery segment:
Sales to external customers	$251,741	$244,898	$476,555	$468,707
Intersegment sales	53,020	50,891	102,613	94,498
Upholstery segment sales	304,761	295,789	579,168	563,205

Casegoods segment:
Sales to external customers	23,915	23,567	44,934	44,152
Intersegment sales	4,150	2,321	8,641	6,774
Casegoods segment sales	28,065	25,888	53,575	50,926

Retail segment sales	116,737	107,365	227,253	203,085

Corporate and Other:
Sales to external customers	812	749	1,542	1,418
Intersegment sales	2,091	1,563	4,021	2,773
Corporate and Other sales	2,903	2,312	5,563	4,191

Eliminations	(59,261)	(54,775)	(115,275)	(104,045)
Consolidated sales	$393,205	$376,579	$750,284	$717,362

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16	10/28/17	10/29/16
Operating Income (Loss)
Upholstery segment	$33,424	$38,220	$56,723	$68,719
Casegoods segment	3,302	2,847	6,041	4,994
Retail segment	3,903	3,007	5,670	5,190
Corporate and Other	(6,360)	(10,216)	(17,867)	(22,587)
Consolidated operating income	34,269	33,858	50,567	56,316
Interest expense	160	117	317	232
Interest income	376	234	719	438
Gain on conversion of investment	—	—	2,204	—
Other income (expense), net	(926)	(969)	(1,381)	(1,731)
Income before income taxes	$33,559	$33,006	$51,792	$54,791

Note 12: Income Taxes

Our effective tax rate for the second quarter and six months ended October 28, 2017, was 30.8% and 32.5%, respectively. For the second quarter and six months ended October 29, 2016, our effective tax rate was 36.1% and 35.9%, respectively. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S. Additionally, our effective tax rate for the second quarter and first six months of fiscal 2018 was lower primarily due to certain discrete tax items related to research and development tax credits of $1.3 million attributable to fiscal years prior to fiscal 2018 for which we intend to file amended tax returns.

Our consolidated balance sheet at the end of the second quarter of fiscal 2018 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16	10/28/17	10/29/16
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$22,896	$20,833	$34,547	$34,639
Income allocated to participating securities	(117)	(103)	(172)	(172)
Net income available to common shareholders	$22,779	$20,730	$34,375	$34,467

Denominator:
Basic weighted average common shares outstanding	47,964	49,153	48,160	49,129
Add:
Contingent common shares	96	100	99	100
Stock option dilution	237	258	278	325
Diluted weighted average common shares outstanding	48,297	49,511	48,537	49,554

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We did not exclude any outstanding options from the diluted share calculation for the quarter and six months ended October 28, 2017, or for the quarter and six months ended October 29, 2016.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at October 28, 2017, and April 29, 2017:

At October 28, 2017

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3 (b)
Assets
Available-for-sale investments	$1,352	$37,916	$—
Trading securities	—	17	—
Held-to-maturity investments	3,171	—	—
Cost basis investments	—	—	10,954
Total assets	$4,523	$37,933	$10,954

Liabilities
Contingent consideration liability	$—	$—	$1,050

(a)         There were no transfers between Level 1 and Level 2 during the first six months of fiscal 2018.

(b)         There were no transfers into or out of Level 3 during the first six months of fiscal 2018.

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

At October 28, 2017, and April 29, 2017, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At October 28, 2017, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. We initially valued our Level 3 investments at their cost basis as of the date of purchase, because the cost basis was the best estimate of their fair value on the date of acquisition. During fiscal

2017, we recorded a $0.7 million unrealized gain in other comprehensive income related to a change in the fair value of the available-for-sale convertible debt security. During the first quarter of fiscal 2018, the available-for-sale convertible debt security converted to $3.0 million of cost-basis preferred shares of a privately-held company, and we recorded a gain of $2.2 million in other income (expense), net in our consolidated statement of income related to the conversion. We also invested another $2.5 million in the same privately-held company during the first quarter of fiscal 2018. Our Level 3 liability is a contingent consideration liability, and we estimate the fair value of this liability based on the present value of the probability-weighted future cash flows, which are unobservable inputs that are not supported by market activity. During the second quarter of fiscal 2018, we reversed a portion of the contingent consideration liability, and recorded the benefit as a component of selling, general, and administrative expense in our consolidated statement of income, because we determined it was not probable that the contingent consideration would be earned.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Unaudited, amounts in thousands)	Level 3
Assets
Balance at April 29, 2017	$6,900
Purchases	2,500
Realized gain	2,204
Unrealized gain reclassified to net income	(650)
Balance at October 28, 2017	$10,954

(Unaudited, amounts in thousands)	Level 3
Liabilities
Balance at April 29, 2017	$1,248
Fair value adjustment	(213)
Translation adjustment	15
Balance at October 28, 2017	$1,050

Our asset leveling presented above does not include certain available-for-sale investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 6). The fair value of the investments measured using net asset value at October 28, 2017, and April 29, 2017, was $7.0 million and $7.1 million, respectively.

Note 15: Recent Accounting Pronouncements

Accounting pronouncements adopted in fiscal 2018

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments, including accounting for income taxes, estimating forfeitures, and classifying certain share-based transactions in the consolidated statement of cash flows. We adopted this standard in the first quarter of fiscal 2018. Our adoption of this standard did not have a material impact on our consolidated financial statements. We did not record a cumulative-effect adjustment as we had no unrecognized excess tax benefits as of the end of fiscal 2017. We elected to continue estimating forfeiture rates on our share-based awards. We adjusted the consolidated statement of cash flows for the first six months of fiscal 2017 to conform to the current fiscal year presentation by reclassifying $1.7 million of cash paid related to shares swapped for taxes from a financing activity to an operating activity.

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

In November 2016, the FASB issued a new accounting standard that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We early adopted this standard in fiscal 2018 with retrospective application. For the six months ended October 29, 2016, this change resulted in a $9.0 million increase in cash, cash equivalents and restricted cash at both the beginning and end of the period on our consolidated statement of cash flows. In addition, removing the change in restricted cash from the consolidated statement of cash flows resulted in a decrease of less than $0.1 million in our net cash used for investing activities for the six months ended October 29, 2016.

In March 2017, the FASB issued a new accounting standard that changes the presentation of pension costs in our consolidated statement of income. We elected to early adopt this standard in fiscal 2018, and it requires retrospective application. All components of pension costs other than service costs will now be presented in other income (expense), net rather than operating income in our consolidated statement of income. Adoption of this standard did not have a material impact on our consolidated statement of income for any periods presented. For the second quarter and first six months of fiscal 2017, we reclassified pension costs of $0.7 million and $1.4 million, respectively, from operating income to other income (expense), net to conform to the current-year presentation.

Accounting pronouncements not yet adopted

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective for our fiscal 2019. We have reviewed substantially all of our contracts and other revenue streams and currently believe that the application of the new standard will not have a material change in the amount of or timing for recognizing revenue. At this time, we believe we will choose the modified retrospective approach to implementing the new standard when it becomes effective for our fiscal 2019. We are still assessing the impact this standard will have on our financial statement disclosures.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for under the equity method of accounting, or that result in consolidation of the invested entity. We currently hold equity investments that are measured at fair value at the end of each reporting period, and we recognize the fair value changes through other comprehensive income (loss) as unrealized gains (losses). Based on the fair value of our net unrealized gain as of October 28, 2017, adoption of this standard would be immaterial to our consolidated financial statements. Adoption of this standard will be required for our fiscal 2019 financial statements.

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

In August 2017, the FASB issued a new accounting standard designed to improve and simplify the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard is intended to better align the recognition and presentation of the effects of hedging instruments with the hedged item in the financial statements, and requires additional disclosures on hedging instruments. This standard will be effective for our fiscal 2020. Based on our current hedging activity, we do not expect this standard to have a material impact on our consolidated financial statements or disclosures.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in legislation, including the tax code, or changes in the domestic or international regulatory environment  (including new or increased duties); (j) adoption of new accounting principles; (k) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure or transport fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the ability to increase volume through our e-commerce initiatives; (t) the impact of potential goodwill or intangible asset impairments; and (u) those matters discussed in Item 1A of our fiscal 2017 Annual Report on Form 10-K and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major manufacturing locations and six regional distribution centers in the United States and one facility in Mexico to support our speed-to-market and customization strategy. We also participate in a joint venture that operates a manufacturing facility in Thailand that supports our international business. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, directly to consumers through stores that we own and operate, and through our website, la-z-boy.com. The centerpiece of our retail distribution strategy is our network of 350 La-Z-Boy Furniture Galleries® stores and 547 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 147 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 547 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 532 outlets and almost 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.5 million square feet.

Our goal is to deliver value to our shareholders with improved sales and earnings over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are planning for this growth in several ways:

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

•                  We are growing the size of our company-owned retail business by opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•                  We are attempting to responsibly increase our market share by taking advantage of our unique multi-channel distribution network. In addition to our branded distribution channels, over 1,800 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best known names in the industry, including Art Van, Nebraska Furniture Mart, and

Slumberland. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

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

•                  We are bringing innovative products to market, including stain-resistant iCleanTM fabric and our power products, some of which include dual mechanisms and articulating headrests. Most recently we introduced duoTM, a revolutionary new product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we are building a new state-of-the-art Innovation Center at our Dayton, Tennessee campus. The Innovation Center is expected to be completed by the end of fiscal 2018.

In addition to the strategies above, we recognize that online furniture sales are growing rapidly. In response to this changing landscape, we are developing a multi-faceted strategy to participate in and leverage this growth opportunity. This strategy has three components: increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair and Amazon; leverage the strength of our world-class global supply chain to support other e-commerce brands; and invest in new online companies. We believe these three opportunities will position us for growth in the ever-changing online selling environment, and we will continue developing these strategies throughout the fiscal year.

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

•                  Retail Segment. Our Retail segment consists of 147 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

Results of Operations

Fiscal 2018 Second Quarter and Six Months Compared with Fiscal 2017 Comparable Periods

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/28/17	Quarter Ended 10/29/16	% Change	Six Months Ended 10/28/17	Six Months Ended 10/29/16	% Change
Sales	$393,205	$376,579	4.4%	$750,284	$717,362	4.6%
Operating income	34,269	33,858	1.2%	50,567	56,316	(10.2)%
Operating margin	8.7%	9.0%		6.7%	7.9%

Sales

Our consolidated sales increased $16.6 million and $32.9 million in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago. This increase was driven by sales growth in all three of our operating segments. Our Upholstery and Retail segments benefited from acquisitions completed in fiscal 2017. In addition, we increased sales in our Upholstery segment due to a favorable change in our product mix and increased our Casegoods segment sales by expanding our floor space with existing retailers, resulting in higher volume.

Operating Margin

Our operating margin decreased 0.3 percentage points and 1.2 percentage points in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  Our gross margin decreased 0.3 percentage points in both the second quarter and first six months of fiscal 2018 compared with the same periods a year ago.

•                  The decreases were primarily the result of a decline in our Upholstery segment’s gross margin due to increased raw material prices for our three core raw material components of steel, polyurethane foam and wood.

•                  Additionally, favorable legal settlements in the second quarter and first six months of fiscal 2017 negatively impacted the comparison of our gross margin by 0.1 percentage point and 0.4 percentage points, respectively.

•                  Lastly, partially offsetting these items was a benefit of 0.3 percentage points and 0.6 percentage points in the second quarter and first six months, respectively, because of changes in our consolidated sales mix, reflecting the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•                  Our selling, general, and administrative (“SG&A”) expenses as a percentage of sales were flat in the second quarter of fiscal 2018 compared to the same period a year ago. SG&A expense as a percentage of sales increased 0.9 percentage points in the first six months of fiscal 2018 compared with the same period a year ago.

•                  Our SG&A expense as a percentage of sales increased 0.5 percentage points and 0.8 percentage points in the second quarter and first six months, respectively, due to the growth of our Retail segment, as a percentage of our total sales, which has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

•                  Partially offsetting this increase was a $1.7 million insurance gain we recorded during the second quarter of fiscal 2018. The gain occurred because the insurance proceeds we expect to receive as a result of a fire in our England subsidiary’s corporate office building during the first quarter of fiscal 2018 exceed the building’s net book value.  This gain decreased our

SG&A expense as a percentage of sales by 0.4 percentage points and 0.2 percentage points in the second quarter and first six months, respectively.

We explain these items further when we discuss each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/28/17	Quarter Ended 10/29/16	% Change	Six Months Ended 10/28/17	Six Months Ended 10/29/16	% Change
Sales	$304,761	$295,789	3.0%	$579,168	$563,205	2.8%
Operating income	33,424	38,220	(12.5)%	56,723	68,719	(17.5)%
Operating margin	11.0%	12.9%		9.8%	12.2%

Sales

Our Upholstery segment’s sales increased $9.0 million and $16.0 million in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago. These increases were primarily due to our acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which contributed sales of $4.6 million and $12.0 million in the second quarter and first six months of fiscal 2018, respectively. Changes in our product mix resulted in an additional 1.9% increase in sales in both the second quarter and first six months of fiscal 2018 compared with the same periods in the prior year. Our product mix in the second quarter and first six months of fiscal 2018 shifted from non-powered fabric units to more leather units with power that have a higher average selling price. These increases were somewhat offset by lower overall unit volume, which resulted in a 1.3% decrease and a 2.4% decrease in sales when compared with the second quarter and first six months of fiscal 2017, respectively.

Operating Margin

Our Upholstery segment’s operating margin decreased 1.9 percentage points and 2.4 percentage points in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin decreased 1.3 percentage points and 1.6 percentage points during the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  Increased raw material prices, primarily for our three core raw material components of steel, polyurethane foam and wood, decreased the segment’s gross margin by 0.7 percentage points and 0.6 percentage points in the second quarter and first six months of fiscal 2018, respectively. The inflationary pressure we experienced from these raw materials was higher than expected, and during the second quarter we implemented a price increase that we expect will offset the negative impact on our margins as we move into the fourth quarter of our fiscal year. We expect that product delivered late in the third quarter of fiscal 2018 will include the price increase.

•                  Lower absorption of fixed costs in our manufacturing facilities, driven primarily by a decline in production volume, decreased the segment’s gross margin by 0.5 percentage points and 0.7 percentage points in the second quarter and first six months of fiscal 2018, respectively.

•                  Favorable legal settlements in the second quarter and first six months of fiscal 2017 negatively impacted the comparison of the segment’s gross margin by 0.1 percentage point and 0.5 percentage points, respectively.

•                  The segment’s SG&A expense as a percentage of sales increased 0.6 percentage points and 0.8 percentage points during the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  The increase in SG&A expense as a percentage of sales was due to higher depreciation on technology investments in our ERP system and software maintenance and other costs associated with our investments in our web e-commerce platform.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/28/17	Quarter Ended 10/29/16	% Change	Six Months Ended 10/28/17	Six Months Ended 10/29/16	% Change
Sales	$28,065	$25,888	8.4%	$53,575	$50,926	5.2%
Operating income	3,302	2,847	16.0%	6,041	4,994	21.0%
Operating margin	11.8%	11.0%		11.3%	9.8%

Sales

Our Casegoods segment’s sales increased $2.2 million and $2.6 million in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago, primarily due to higher volume achieved through a better in-stock position, improved product styling, and expanding our floor space with existing retailers.

Operating Margin

Our Casegoods segment’s operating margin improved 0.8 percentage points and 1.5 percentage points in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin decreased 0.9 percentage points in the second quarter of fiscal 2018 compared with the same period a year ago due to increased freight expense on imported product, which was somewhat offset by increased volume and a shift in our product mix to newer, higher margin collections. The segment’s gross margin increased 0.2 percentage points in the first six months of fiscal 2018 compared with the same period a year ago because of increased volume and a shift in our product mix to newer, higher margin collections, which was somewhat offset by increased freight expense on imported product.

•                  The segment’s SG&A expense as a percentage of sales decreased 1.7 percentage points and 1.3 percentage points during the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago, due primarily to our improved absorption of fixed SG&A costs on the higher sales volume, and a reduction in discretionary SG&A spending.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/28/17	Quarter Ended 10/29/16	% Change	Six Months Ended 10/28/17	Six Months Ended 10/29/16	% Change
Sales	$116,737	$107,365	8.7%	$227,253	$203,085	11.9%
Operating income	3,903	3,007	29.8%	5,670	5,190	9.2%
Operating margin	3.3%	2.8%		2.5%	2.6%

Sales

Our Retail segment’s sales increased $9.4 million and $24.2 million in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago. In the second quarter and first six months of fiscal 2018, we increased the segment’s sales from our acquired stores by $6.9 million and $20.0 million, respectively, and added $3.9 million and $6.8 million, respectively, from new stores that were not open in the prior-year period. Partially offsetting these items was a $1.4 million and a $2.6 million decrease, respectively, in sales from stores that have been open for at least 12 months, a decline of 1.3% and 1.4%, respectively. This decrease was primarily driven by lower store traffic, the impact of which was somewhat offset by an increase in average ticket that resulted from increased design services, custom orders and improved conversion.

Operating Margin

Our Retail segment’s operating margin increased 0.5 percentage points in the second quarter of fiscal 2018 and decreased 0.1 percentage point in the first six months of fiscal 2018 compared with the same periods a year ago.

•                  The segment’s gross margin increased 0.8 percentage points and 0.5 percentage points in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago due to an increase in design services and custom orders.

•                  The segment’s SG&A expense as a percentage of sales increased 0.3 percentage points and 0.6 percentage points in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago. SG&A expense was higher as a percentage of sales, primarily because our sales at stores that have been open for a minimum of 12 months declined and we were not able to leverage our fixed costs (primarily occupancy and administrative costs) to the same extent as in the prior year period.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/28/17	Quarter Ended 10/29/16	% Change	Six Months Ended 10/28/17	Six Months Ended 10/29/16	% Change
Sales	$2,903	$2,312	25.6%	$5,563	$4,191	32.7%
Eliminations	(59,261)	(54,775)	(8.2)%	(115,275)	(104,045)	(10.8)%
Operating loss	(6,360)	(10,216)	37.7%	(17,867)	(22,587)	20.9%

Sales

Sales increased in the second quarter and first six months of fiscal 2018 compared with the same periods a year ago due to an increase in intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong.

Eliminations increased in the second quarter and first six months of fiscal 2018 compared with the same periods a year ago due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly because of new stores and store acquisitions.

Operating Loss

Our Corporate and Other operating loss was $3.9 million and $4.7 million lower in the second quarter and first six months of fiscal 2018, respectively, compared with the same periods a year ago. This was primarily due to improved profitability associated with our global trading company in Hong Kong. The profitability of our global trading company was higher in the second quarter and first six months of fiscal 2018 compared with the same periods a year ago due to the increased intercompany commission revenue we charged to our reportable segments. Additionally, the operating loss in the second quarter and first six months of fiscal 2018 was lower than the prior periods due to a $1.7 million insurance gain we recorded during the second quarter of fiscal 2018. The gain occurred because the insurance proceeds we expect to receive as a result of the fire in our England subsidiary’s corporate office building during the first quarter of fiscal 2018 exceed the building’s net book value.

Gain on Conversion of Investment

In the first six months of fiscal 2018, we recorded a $2.2 million gain on investments when our available-for-sale convertible debt security converted to preferred shares of a privately-held company.

Other Income (Expense), Net

Other income (expense), net was $0.9 million of expense in the second quarter of fiscal 2018 compared with $1.0 million of expense in the second quarter of fiscal 2017.  Other income (expense), net was $1.4 million of expense in the first six months of fiscal 2018 compared with $1.7 million of expense in the first six months of fiscal 2017. The first six months of fiscal 2018 and the first six months of fiscal 2017 included $1.9 million and $1.8 million, respectively, for pension and retirement-related expenses.

Income Taxes

Our effective tax rate in the second quarter and first six months of fiscal 2018 was 30.8% and 32.5%, respectively, as compared with 36.1% and 35.9% in the second quarter and first six months of fiscal 2017, respectively. Our effective tax rate varies from the 35% statutory rate primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S. Additionally, our effective tax rate for the second quarter and first six months of fiscal 2018 was lower primarily due to certain discrete tax items related to research and development credits of $1.3 million attributable to fiscal years prior to fiscal 2018 for which we intend to file amended tax returns.

In November, 2017, the United States Congress began consideration of various tax reform proposals and bills that include a proposal to reduce federal corporate income tax rates from 35% to 20%. Our deferred tax balances are calculated based on the tax rates in effect during the period. A change in federal corporate income tax rates for a current or future period would be recorded as a component of the income tax provision for the period in which the law is enacted to change current or future tax rates. A reduction in the corporate federal income tax rate to 20%, as currently proposed, would result in a write-off of a portion of the deferred tax asset through income tax expense in the period the legislation is enacted.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash, cash equivalents and restricted cash of $124.7 million at October 28, 2017, compared with $150.9 million at April 29, 2017. In addition, we had investments to enhance our returns on cash of $35.3 million at October 28, 2017, compared with $33.1 million at April 29, 2017.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At October 28, 2017, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $142.1 million of the $150.0 million credit commitment.

Our capital expenditures for the first six months of fiscal 2018 were $16.4 million compared with $10.2 million during the first six months of fiscal 2017. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $45 to $50 million for all of fiscal 2018. We started construction on our new Innovation Center and other upgrades to our largest manufacturing campus in Dayton, Tennessee in the fourth quarter of fiscal 2017 and expect that construction will continue into fiscal 2020. We currently estimate that we will incur approximately $14 million in capital expenditures related to the new Innovation Center in fiscal 2018. Additionally, we currently estimate that we will incur approximately $4 million in capital expenditures in fiscal 2018 related to the new corporate office building and expansion of the manufacturing facility for our England subsidiary, both of which we currently anticipate being completed by the end of fiscal 2019.

In fiscal 2017, following a trial, a judgment was entered against us in a civil lawsuit over a contract that the other party claimed required us to pay royalties on certain powered motion furniture units. While we continue to appeal this judgment, we have fully reserved for all amounts currently due under the judgment. Under the judgment, we will continue to incur royalty charges against certain future sales. In addition to actively pursuing our appeal in this case, we continue to hold settlement discussions with the counter-party but to date have not reached a settlement.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/28/17	10/29/16
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$51,224	$54,103
Net cash used for investing activities	(37,136)	(34,137)
Net cash used for financing activities	(41,115)	(26,594)
Exchange rate changes	865	(149)
Change in cash, cash equivalents and restricted cash	$(26,162)	$(6,777)

Operating Activities

During the first six months of fiscal 2018, net cash provided by operating activities was $51.2 million. Our cash provided by operating activities was primarily attributable to net income we generated during the first six months of fiscal 2018 and $6.2 million from a reduction in accounts receivable. In the first six months of fiscal

2018, the net income we generated and cash we collected was somewhat offset by an increase in inventories of $4.1 million and a $2.0 million discretionary pension contribution.

During the first six months of fiscal 2017, net cash provided by operating activities was $54.1 million. Our cash provided by operating activities was primarily attributable to net income we generated during the first six months of fiscal 2017 and was somewhat offset by an increase in inventories of $3.7 million and a $2.3 million discretionary pension contribution.

Investing Activities

During the first six months of fiscal 2018, net cash used for investing activities was $37.1 million, which included $15.9 million to fund the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, $16.4 million for capital expenditures, and $7.0 million for net investment increases. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, and construction on our new Innovation Center. Additionally, per the terms of the purchase agreement for the La-Z-Boy wholesale business in the United Kingdom and Ireland, payment for the business was due 90 business days following the date of acquisition, and accordingly, we made that payment during the first quarter of fiscal 2018.

During the first six months of fiscal 2017, net cash used for investing activities was $34.1 million, which included $16.0 million for acquisitions of retail stores, $10.2 million for capital expenditures, and $8.0 million for net investment increases. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, and our continued ERP system implementation.

Financing Activities

During the first six months of fiscal 2018, net cash used for financing activities was $41.1 million, including $30.7 million used to purchase our common stock and $10.6 million paid to our shareholders in quarterly dividends.

During the first six months of fiscal 2017, net cash used for financing activities was $26.6 million, including $19.8 million that we used to purchase our common stock and $9.9 million paid to our shareholders in quarterly dividends.

Our board of directors has authorized the purchase of company stock. As of October 28, 2017, 7.6 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 1.1 million shares during the first six months of fiscal 2018, for a total of $30.7 million. With the cash flows we anticipate generating in fiscal 2018, we expect to continue being opportunistic in purchasing company stock.

Other

Our consolidated balance sheet at the end of the second quarter of fiscal 2018 reflected a $0.9 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the second quarter of fiscal 2018, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2017 Annual Report on Form 10-K.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2017 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first six months of fiscal 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective for our fiscal 2019. We have reviewed substantially all of our contracts and other revenue streams and currently believe that the application of the new standard will not have a material change in the amount of or timing for recognizing revenue. At this time, we believe we will choose the modified retrospective approach to implementing the new standard when it becomes effective for our fiscal 2019. We are still assessing the impact this standard will have on our financial statement disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of fiscal 2018, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2017.

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

Changes in Internal Control over Financial Reporting. We are implementing an enterprise resource planning (“ERP”) system in our largest operating unit. We expect to finish implementing the sales order management component of the system by the end of fiscal 2018. The implementation of an ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses. There were no other changes in our internal controls over financial reporting that occurred during the fiscal quarter ended October 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 29, 2017. There have been no material changes to our risk factors during the second quarter of fiscal 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of October 28, 2017, 7.6 million shares remained available for purchase pursuant to this authorization. We purchased 1.1 million shares during the first six months of fiscal 2018, for a total of $30.7 million. During the second quarter of fiscal 2018, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective October 2, 2017. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on December 31, 2017. With the cash flows we anticipate generating in fiscal 2018, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended October 28, 2017:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 30 – September 2, 2017)	132	$27.92	132	8,159
Fiscal September (September 3 – September 30, 2017)	361	$25.07	360	7,799
Fiscal October (October 1 – October 28, 2017)	237	$27.30	237	7,562
Fiscal Second Quarter of 2018	730	$26.31	729	7,562

(1)     In addition to the 729,305 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 791 shares we purchased from employees to satisfy their withholding tax obligations when their restricted shares vested.

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

Date: November 29, 2017

	BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes
Vice President, Corporate Controller and Chief Accounting Officer