Form 10-Q
period 2018-01-27
LA-Z-BOY INC
filed 2018-02-20
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JANUARY 27, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 13, 2018
Common Shares, $1.00 par value	46,993,564

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2018

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	1/27/18	1/28/17
Sales	$413,638	$389,992
Cost of sales	251,140	233,185
Gross profit	162,498	156,807
Selling, general and administrative expense	129,403	123,235
Operating income	33,095	33,572
Interest expense	113	562
Interest income	444	241
Income from Continued Dumping and Subsidy Offset Act, net	—	273
Other income (expense), net	(1,094)	(52)
Income before income taxes	32,332	33,472
Income tax expense	20,047	9,830
Net income	12,285	23,642
Net income attributable to noncontrolling interests	(176)	(356)
Net income attributable to La-Z-Boy Incorporated	$12,109	$23,286

Basic weighted average common shares	47,234	48,914
Basic net income attributable to La-Z-Boy Incorporated per share	$0.26	$0.47

Diluted weighted average common shares	47,757	49,384
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.25	$0.47

Dividends declared per share	$0.12	$0.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/27/18	1/28/17
Sales	$1,163,922	$1,107,354
Cost of sales	707,369	666,942
Gross profit	456,553	440,412
Selling, general and administrative expense	372,891	350,524
Operating income	83,662	89,888
Interest expense	430	794
Interest income	1,163	679
Income from Continued Dumping and Subsidy Offset Act, net	—	273
Gain on conversion of investment	2,204	—
Other income (expense), net	(2,475)	(1,783)
Income before income taxes	84,124	88,263
Income tax expense	36,889	29,508
Net income	47,235	58,755
Net income attributable to noncontrolling interests	(579)	(830)
Net income attributable to La-Z-Boy Incorporated	$46,656	$57,925

Basic weighted average common shares	47,852	49,057
Basic net income attributable to La-Z-Boy Incorporated per share	$0.97	$1.17

Diluted weighted average common shares	48,325	49,532
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.96	$1.16

Dividends declared per share	$0.34	$0.31

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17
Net income	$12,285	$23,642
Other comprehensive income (loss)
Currency translation adjustment	3,585	(441)
Change in fair value of cash flow hedges, net of tax	445	(404)
Net unrealized gain (loss) on marketable securities, net of tax	109	(17)
Net pension amortization, net of tax	552	509
Total other comprehensive income (loss)	4,691	(353)
Total comprehensive income before allocation to noncontrolling interests	16,976	23,289
Comprehensive income attributable to noncontrolling interests	(865)	(298)
Comprehensive income attributable to La-Z-Boy Incorporated	$16,111	$22,991

	Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17
Net income	$47,235	$58,755
Other comprehensive income (loss)
Currency translation adjustment	5,754	(770)
Change in fair value of cash flow hedges, net of tax	182	(740)
Net unrealized gain on marketable securities, net of tax	46	39
Net pension amortization, net of tax	1,586	1,527
Total other comprehensive income	7,568	56
Total comprehensive income before allocation to noncontrolling interests	54,803	58,811
Comprehensive income attributable to noncontrolling interests	(1,773)	(671)
Comprehensive income attributable to La-Z-Boy Incorporated	$53,030	$58,140

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/27/18	4/29/17
Current assets
Cash and equivalents	$135,266	$141,860
Restricted cash	2,354	8,999
Receivables, net of allowance of $2,665 at 1/27/18 and $2,563 at 4/29/17	146,498	150,846
Inventories, net	186,319	175,114
Other current assets	43,242	40,603
Total current assets	513,679	517,422
Property, plant and equipment, net	174,877	169,132
Goodwill	75,765	74,245
Other intangible assets, net	18,510	18,489
Deferred income taxes — long-term	28,823	40,131
Other long-term assets, net	81,848	69,436
Total assets	$893,502	$888,855

Current liabilities
Current portion of long-term debt	$231	$219
Accounts payable	66,672	51,282
Accrued expenses and other current liabilities	131,166	147,175
Total current liabilities	198,069	198,676
Long-term debt	249	296
Other long-term liabilities	92,346	88,778
Contingencies and commitments
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 47,068 outstanding at 1/27/18 and 48,472 outstanding at 4/29/17	47,068	48,472
Capital in excess of par value	297,408	289,632
Retained earnings	271,912	284,698
Accumulated other comprehensive loss	(26,509)	(32,883)
Total La-Z-Boy Incorporated shareholders’ equity	589,879	589,919
Noncontrolling interests	12,959	11,186
Total equity	602,838	601,105
Total liabilities and equity	$893,502	$888,855

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17
Cash flows from operating activities
Net income	$47,235	$58,755
Adjustments to reconcile net income to cash provided by (used for) operating activities
Gain on disposal of assets	(1,849)	(103)
Gain on conversion of investment	(2,204)	—
Deferred income tax expense	10,543	3,214
Provision for doubtful accounts	198	(64)
Depreciation and amortization	23,671	21,311
Equity-based compensation expense	7,929	7,571
Pension plan contributions	(2,000)	(2,300)
Change in receivables	5,057	(576)
Change in inventories	(9,142)	(5,929)
Change in other assets	(3,304)	(4,415)
Change in payables	12,529	6,359
Change in other liabilities	2,537	9,191
Net cash provided by operating activities	91,200	93,014

Cash flows from investing activities
Proceeds from disposals of assets	620	273
Proceeds from property insurance	1,807	—
Capital expenditures	(24,138)	(15,529)
Purchases of investments	(24,124)	(20,778)
Proceeds from sales of investments	17,109	13,899
Acquisitions, net of cash acquired	(16,495)	(35,878)
Net cash used for investing activities	(45,221)	(58,013)

Cash flows from financing activities
Payments on debt	(203)	(217)
Payments for debt issuance costs	(220)	—
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	1,418	1,739
Excess tax benefit on stock option exercises	—	1,924
Purchases of common stock	(46,074)	(25,062)
Dividends paid	(16,343)	(15,270)
Net cash used for financing activities	(61,422)	(36,886)

Effect of exchange rate changes on cash and equivalents	2,204	(139)
Change in cash, cash equivalents and restricted cash	(13,239)	(2,024)
Cash, cash equivalents and restricted cash at beginning of period	150,859	121,335
Cash, cash equivalents and restricted cash at end of period	$137,620	$119,311

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$3,926	$1,012

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Total
At April 30, 2016	$49,331	$279,339	$252,472	$(34,000)	$10,070	$557,212
Net income			85,922		1,062	86,984
Other comprehensive income				1,117	54	1,171
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	504	2,992	(1,747)			1,749
Purchases of 1,363 shares of common stock	(1,363)	(3,300)	(31,294)			(35,957)
Stock option and restricted stock expense		8,864				8,864
Tax benefit from exercise of options		1,737				1,737
Dividends paid			(20,655)			(20,655)
At April 29, 2017	48,472	289,632	284,698	(32,883)	11,186	601,105
Net income			46,656		579	47,235
Other comprehensive income				6,374	1,194	7,568
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	239	2,507	(1,328)			1,418
Purchases of 1,643 shares of common stock	(1,643)	(2,660)	(41,771)			(46,074)
Stock option and restricted stock expense		7,929				7,929
Dividends paid			(16,343)			(16,343)
At January 27, 2018	$47,068	$297,408	$271,912	$(26,509)	$12,959	$602,838

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

At January 27, 2018, we owned preferred shares of two privately-held companies, and a warrant to purchase common shares of one of the companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

During the first nine months of fiscal 2017, we recorded a benefit related to legal settlements as part of cost of sales. The legal settlements increased gross margin by 0.3 percentage points in the first nine months of fiscal 2017, but had no impact on the third quarter of fiscal 2017.

Note 2: Acquisitions

Upholstery segment acquisitions

As we previously reported in our fiscal 2017 Annual Report on Form 10-K, we acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland in the third quarter of fiscal 2017. Per the terms of the purchase agreement, payment for the business was due 90 business days following the date of acquisition, and accordingly, we paid $15.9 million in the first quarter of fiscal 2018.

Retail segment acquisitions

During the third quarter of fiscal 2018, we acquired the assets of an independent operator of one La-Z-Boy Furniture Galleries® store in Grand Rapids, Michigan for $0.6 million of cash. We began including this store in our Retail segment results upon acquisition. The assets that we acquired included the exclusive right that we previously licensed to the operator to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in this market. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $0.3 million related to the reacquired right. We recorded this intangible asset in our Retail segment and will amortize and deduct it for federal income tax purposes over 15 years.

We have not presented pro-forma financial information or purchase price allocations for this Retail acquisition as it was not material to our results of operations or our consolidated balance sheet.

Note 3: Restricted Cash

We have cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	1/27/18	1/28/17
Cash and cash equivalents	$135,266	$110,320
Restricted cash	2,354	8,991
Total cash, cash equivalents and restricted cash	$137,620	$119,311

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/27/18	4/29/17
Raw materials	$85,226	$83,371
Work in process	11,669	11,320
Finished goods	110,445	101,444
FIFO inventories	207,340	196,135
Excess of FIFO over LIFO	(21,021)	(21,021)
Total Inventories	$186,319	$175,114

Note 5: Goodwill and Other Intangible Assets

Our goodwill, reacquired rights, and other intangible assets on our consolidated balance sheet relate to our acquisitions of La-Z-Boy Furniture Galleries® stores over the past several fiscal years and our international business acquisition last fiscal year. Our other intangible assets also include a trade name for American Drew.

The following is a roll-forward of goodwill for the nine months ended January 27, 2018:

(Unaudited, amounts in thousands)	Goodwill
Balance at April 29, 2017	$74,245
Translation adjustment	1,520
Balance at January 27, 2018	$75,765

The following is a roll-forward of our other intangible assets for the nine months ended January 27, 2018:

(Unaudited, amounts in thousands)	Trade Names	Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 29, 2017	$1,155	$13,747	$3,587	$18,489
Acquisition	—	255	—	255
Amortization	—	(533)	(307)	(840)
Translation adjustment	—	293	313	606
Balance at January 27, 2018	$1,155	$13,762	$3,593	$18,510

Note 6: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments, which at January 27, 2018, included cost-basis preferred shares of two privately-held companies, and at April 29, 2017, included an available-for-sale convertible debt security and cost-basis preferred shares of a privately-held company. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments at January 27, 2018, and April 29, 2017:

(Unaudited, amounts in thousands)	1/27/18	4/29/17
Short-term investments:
Available-for-sale investments	$12,737	$15,040
Trading securities	12	6
Held-to-maturity investments	3,358	1,867
Total short-term investments	16,107	16,913

Long-term investments:
Available-for-sale investments	33,983	31,264
Cost basis investments	10,954	5,500
Total long-term investments	44,937	36,764

Total investments	$61,044	$53,677

Investments to enhance returns on cash	$35,401	$33,087
Investments to fund compensation/retirement plans	$14,689	$13,690
Other investments	$10,954	$6,900

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at January 27, 2018, and April 29, 2017:

At January 27, 2018

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,565	$(25)	$19,094
Fixed income	38	(309)	37,479
Mutual funds	—	—	12
Other	77	—	4,459
Total securities	$2,680	$(334)	$61,044

At April 29, 2017

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,796	$(83)	$13,610
Fixed income	729	(72)	37,580
Mutual funds	—	—	6
Other	1	(8)	2,481
Total securities	$2,526	$(163)	$53,677

The following table summarizes sales of available-for-sale securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17	1/27/18	1/28/17
Proceeds from sales	$5,580	$4,142	$17,109	$13,899
Gross realized gains	870	866	1,288	913
Gross realized losses	(284)	(366)	(512)	(404)

The fair value of fixed income available-for-sale securities by contractual maturity was $12.8 million within one year, $22.5 million within two to five years, $1.5 million within six to ten years, and $0.7 million thereafter.

Note 7: Debt

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At January 27, 2018, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.

Note 8: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17	1/27/18	1/28/17
Service cost	$328	$320	$986	$958
Interest cost	1,147	1,170	3,441	3,510
Expected return on plan assets	(1,204)	(1,245)	(3,612)	(3,735)
Net amortization	780	764	2,340	2,292
Net periodic pension cost	$1,051	$1,009	$3,155	$3,025

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17	1/27/18	1/28/17
Balance as of the beginning of the period	$21,606	$20,902	$21,870	$20,511
Accruals during the period	4,654	5,168	14,155	15,022
Settlements during the period	(4,954)	(4,846)	(14,719)	(14,309)
Balance as of the end of the period	$21,306	$21,224	$21,306	$21,224

As of January 27, 2018, and April 29, 2017, we included $12.7 million and $13.2 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods.

Note 10: Contingencies and Commitments

We have been a party to a civil lawsuit over a contract that the other party claimed required us to make payments in respect of certain power units. Following a verdict in the civil lawsuit during fiscal 2016, we recognized expense of $5.5 million in our consolidated statement of income. Subsequent to that verdict, we accrued $3.9 million of expense for royalties and interest related to this matter in our consolidated statement of income, for sales of certain power units from February 2016 through October 2017.

During the third quarter of fiscal 2018, we entered into a settlement agreement and release that settled the legal dispute. Under the terms of the settlement agreement, the parties settled the legal dispute with no admission of liability, wrongdoing or responsibility by any of the parties, released each other from all future and past claims under the contract at issue in the lawsuit, including resolving all associated future royalty obligations, and agreed to dismiss all claims with prejudice, and we agreed to pay the other party $13.5 million. With the announced settlement, we recognized an additional charge of $4.1 million in the third quarter of fiscal 2018. We paid the settlement in the third quarter of fiscal 2018 and recorded the majority of the $13.5 million charge in our consolidated statement of income, in selling, general and administrative expense.

Note 11: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17	1/27/18	1/28/17
Equity-based awards expense	$1,519	$1,691	$7,929	$7,571
Liability-based awards expense	386	1,383	694	1,653
Total stock-based compensation expense	$1,905	$3,074	$8,623	$9,224

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

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first nine months of fiscal 2018, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period.

In fiscal 2013, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013. These awards have exceeded their expected life and are re-measured based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At January 27, 2018, the intrinsic value per share of these awards was $20.18.

In fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2014. At January 27, 2018, we measured the fair value of these SARs using the following assumptions:

(Unaudited)	Fiscal 2014 grant
Risk-free interest rate	1.50%
Dividend rate	1.49%
Expected life in years	0.38
Stock price volatility	28.09%
Fair value per share	$13.02

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

Note 12: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended January 27, 2018, and January 28, 2017, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 28, 2017	$737	$(189)	$1,689	$(32,748)	$(30,511)
Changes before reclassifications	2,896	495	671	—	4,062
Amounts reclassified to net income	—	22	(585)	835	272
Tax effect	—	(72)	23	(283)	(332)
Other comprehensive income attributable to La-Z-Boy Incorporated	2,896	445	109	552	4,002
Balance at January 27, 2018	$3,633	$256	$1,798	$(32,196)	$(26,509)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 29, 2016	$(673)	$(622)	$1,114	$(33,309)	$(33,490)
Changes before reclassifications	(383)	(1,414)	472	—	(1,325)
Amounts reclassified to net income	—	762	(500)	822	1,084
Tax effect	—	248	11	(313)	(54)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(383)	(404)	(17)	509	(295)
Balance at January 28, 2017	$(1,056)	$(1,026)	$1,097	$(32,800)	$(33,785)

The activity in accumulated other comprehensive loss for the nine months ended January 27, 2018, and January 28, 2017, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 29, 2017	$(927)	$74	$1,752	$(33,782)	$(32,883)
Changes before reclassifications	4,560	256	1,409	—	6,225
Amounts reclassified to net income	—	(164)	(1,425)	2,506	917
Tax effect	—	90	62	(920)	(768)
Other comprehensive income attributable to La-Z-Boy Incorporated	4,560	182	46	1,586	6,374
Balance at January 27, 2018	$3,633	$256	$1,798	$(32,196)	$(26,509)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 30, 2016	$(445)	$(286)	$1,058	$(34,327)	$(34,000)
Changes before reclassifications	(611)	(2,893)	572	—	(2,932)
Amounts reclassified to net income	—	1,698	(509)	2,467	3,656
Tax effect	—	455	(24)	(940)	(509)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(611)	(740)	39	1,527	215
Balance at January 28, 2017	$(1,056)	$(1,026)	$1,097	$(32,800)	$(33,785)

In our consolidated statement of income, we reclassified the unrealized gain on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other income (expense), net.

The components of non-controlling interest for the quarter and nine months ended January 27, 2018, and January 28, 2017, were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17	1/27/18	1/28/17
Balance as of the beginning of the period	$12,094	$10,443	$11,186	$10,070
Net income	176	356	579	830
Other comprehensive income (loss)	689	(58)	1,194	(159)
Balance as of the end of the period	$12,959	$10,741	$12,959	$10,741

Note 13: Segment Information

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

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17	1/27/18	1/28/17
Sales
Upholstery segment:
Sales to external customers	$262,874	$246,650	$739,429	$715,357
Intersegment sales	58,084	56,273	160,697	150,771
Upholstery segment sales	320,958	302,923	900,126	866,128

Casegoods segment:
Sales to external customers	23,887	20,499	68,821	64,651
Intersegment sales	3,328	2,760	11,969	9,534
Casegoods segment sales	27,215	23,259	80,790	74,185

Retail segment sales	125,815	122,121	353,068	325,206

Corporate and Other:
Sales to external customers	1,062	722	2,604	2,140
Intersegment sales	2,818	1,978	6,839	4,751
Corporate and Other sales	3,880	2,700	9,443	6,891

Eliminations	(64,230)	(61,011)	(179,505)	(165,056)
Consolidated sales	$413,638	$389,992	$1,163,922	$1,107,354

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17	1/27/18	1/28/17
Operating Income (Loss)
Upholstery segment	$31,699	$35,669	$88,422	$104,388
Casegoods segment	2,792	1,593	8,833	6,587
Retail segment	7,076	6,325	12,746	11,515
Corporate and Other	(8,472)	(10,015)	(26,339)	(32,602)
Consolidated operating income	33,095	33,572	83,662	89,888
Interest expense	113	562	430	794
Interest income	444	241	1,163	679
Income from Continued Dumping and Subsidy Offset Act, net	—	273	—	273
Gain on conversion of investment	—	—	2,204	—
Other income (expense), net	(1,094)	(52)	(2,475)	(1,783)
Income before income taxes	$32,332	$33,472	$84,124	$88,263

Note 14: Income Taxes

We determine our tax provision using an estimated annual effective tax rate and adjusting for discrete taxable events that occur during the quarter. We recognize the effects of tax legislation in the period in which the law is enacted. We re-measure our deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years we estimate the related temporary differences to reverse.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as eliminating the domestic manufacturing deduction, new taxes on certain foreign-sourced income and new limitations on certain business deductions, will begin applying to us in our fiscal 2019. For fiscal 2018, the most significant impacts include: a lower U.S. federal corporate income tax rate, a different calculation of certain net deferred taxes, and a new transition tax on the deemed repatriation of certain foreign earnings. The phasing in of the lower corporate income tax rate resulted in a blended federal rate of 30.4% for our fiscal 2018, compared with the previous 35% rate. The federal tax rate will be reduced to 21% in subsequent fiscal years.

We recorded a charge of $9.5 million in the third quarter of fiscal 2018, reflecting the net effect of the Tax Act. This included a $9.8 million charge for the provisional re-measurement of certain deferred taxes and related amounts, a provisional $1.9 million of income tax expense for the estimated effects of the transition tax, and a benefit of $2.2 million primarily related to the lower blended federal tax rate.

As described above we made reasonable estimates, based on our current interpretation of the Tax Act, to record provisional adjustments during the third quarter of fiscal 2018. We may alter our estimates during the fourth quarter of fiscal 2018 as we continue to accumulate and process data to finalize the underlying calculations and review further guidance that we expect regulators to issue. We are also analyzing other provisions of the Tax Act to determine if they will impact our effective tax rate in fiscal 2018 or in the future. We will continue to refine our adjustments through the permissible measurement period, which is not to extend beyond one year of the enactment date.

Our effective tax rate for the third quarter and first nine months of fiscal 2018, was 62.0% and 43.9%, respectively. For the third quarter and first nine months of fiscal 2017, our effective tax rate was 29.4% and 33.4%, respectively. Our effective tax rate in fiscal 2018 was higher than in the prior year, primarily due to charges related to the Tax Act, as described above. Additionally, our effective tax rate in both years varies from the federal statutory rate in effect for the respective periods primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

Our consolidated balance sheet at the end of the third quarter of fiscal 2018 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect this net liability to change significantly in the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

Note 15: Earnings per Share

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17	1/27/18	1/28/17
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$12,109	$23,286	$46,656	$57,925
Income allocated to participating securities	(62)	(115)	(234)	(287)
Net income available to common shareholders	$12,047	$23,171	$46,422	$57,638

Denominator:
Basic weighted average common shares outstanding	47,234	48,914	47,852	49,057
Add:
Contingent common shares	178	155	176	155
Stock option dilution	345	315	297	320
Diluted weighted average common shares outstanding	47,757	49,384	48,325	49,532

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We did not exclude any outstanding options from the diluted share calculation for the quarter and nine months ended January 27, 2018, or for the quarter and nine months ended January 28, 2017.

Note 16: Fair Value Measurements

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at January 27, 2018, and April 29, 2017:

At January 27, 2018

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3 (b)
Assets
Available-for-sale investments	$1,223	$38,171	$—
Trading securities	—	12	—
Held-to-maturity investments	3,358	—	—
Cost basis investments	—	—	10,954
Total assets	$4,581	$38,183	$10,954

Liabilities
Contingent consideration liability	$—	$—	$354

(a)         There were no transfers between Level 1 and Level 2 during the first nine months of fiscal 2018.

(b)         There were no transfers into or out of Level 3 during the first nine months of fiscal 2018.

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

At January 27, 2018, and April 29, 2017, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At January 27, 2018, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. We initially valued our Level 3 investments at their cost basis as of the date of purchase, because the cost basis was the best estimate of their fair value on the date of acquisition. During fiscal 2017, we recorded a $0.7 million unrealized gain in other comprehensive income related to a change in the fair value of the available-for-sale convertible debt security. During the first quarter of fiscal 2018, the available-for-sale convertible debt security converted to $3.0 million of cost-basis preferred shares of a privately-held company, and we recorded a gain of $2.2 million in other income (expense), net in our consolidated statement of income related to the conversion. We also invested another $2.5 million in the same privately-held company during the first quarter of fiscal 2018. Our Level 3 liability is a contingent consideration liability, and we estimate the fair value of this liability based on the present value of the probability-weighted future cash flows, which are unobservable inputs that are not supported by market activity. During the first nine months of fiscal 2018, we reversed a portion of the contingent consideration liability, and recorded the benefit as a component of selling, general, and administrative expense in our consolidated statement of income, because we determined it was not probable that a portion of the contingent consideration would be earned.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Unaudited, amounts in thousands)	Level 3
Assets
Balance at April 29, 2017	$6,900
Purchases	2,500
Realized gain	2,204
Unrealized gain reclassified to net income	(650)
Balance at January 27, 2018	$10,954

Liabilities
Balance at April 29, 2017	$1,248
Fair value adjustment	(951)
Translation adjustment	57
Balance at January 27, 2018	$354

Our asset leveling presented above does not include certain available-for-sale investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 6). The fair value of the investments measured using net asset value at January 27, 2018, and April 29, 2017, was $7.3 million and $7.1 million, respectively.

Note 17: Recent Accounting Pronouncements

Accounting pronouncements adopted in fiscal 2018

In March 2016, the FASB issued a new accounting standard focused on simplifying the accounting for share-based payments, including accounting for income taxes, estimating forfeitures, and classifying certain share-based transactions in the consolidated statement of cash flows. We adopted this standard in the first quarter of fiscal 2018. Our adoption of this standard did not have a material impact on our consolidated financial statements. We did not record a cumulative-effect adjustment as we had no unrecognized excess tax benefits as of the end of fiscal 2017. We elected to continue estimating forfeiture rates on our share-based awards. We adjusted the consolidated statement of cash flows for the first nine months of fiscal 2017 to conform to the current fiscal year presentation by reclassifying $1.8 million of cash paid related to shares swapped for taxes from a financing activity to an operating activity.

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

In November 2016, the FASB issued a new accounting standard that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We early adopted this standard in fiscal 2018 with retrospective application. For the nine months ended January 28, 2017, this change resulted in a $9.0 million increase in cash, cash equivalents and restricted cash at both the beginning and end of the period on our consolidated statement of cash flows. In addition, removing the change in restricted cash from the consolidated statement of cash flows resulted in a decrease of less than $0.1 million in our net cash used for investing activities for the nine months ended January 28, 2017.

In March 2017, the FASB issued a new accounting standard that changed the presentation of pension costs in our consolidated statement of income. We elected to early adopt this standard in fiscal 2018, and it requires retrospective application. All components of pension costs other than service costs will now be presented in other income (expense), net rather than operating income in our consolidated statement of income. Adoption of this standard did not have a material impact on our consolidated statement of income for any periods presented. For the third quarter and first nine months of fiscal 2017, we reclassified pension costs of $0.7 million and $2.1 million, respectively, from operating income to other income (expense), net to conform to the current-year presentation.

Accounting pronouncements not yet adopted

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective beginning with our fiscal 2019. We have reviewed substantially all of our contracts and other revenue streams and determined that the application of the new standard will not have a material change in the amount of or timing for recognizing revenue. We will apply the modified retrospective approach when we implement the new standard in fiscal 2019. We are still assessing the standard’s impact on our financial statement disclosures and the need to expand disclosures, particularly related to the new disaggregated revenue disclosures.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for using the equity method of accounting, or that result in consolidation of the invested entity. We currently hold equity investments that we measure at fair value at the end of each reporting period, and we recognize changes in fair value through other comprehensive income (loss) as unrealized gains (losses). We are required to adopt this standard for our fiscal 2019 financial statements. Based on the fair value of our net unrealized gain as of January 27, 2018, adopting this standard would be immaterial to our consolidated financial statements. When we adopt this standard, we will reclassify our current net unrealized gains from accumulated other comprehensive income to retained earnings and record a cumulative-effect adjustment, which we expect, based on current fair value, will be immaterial to our consolidated financial statements.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on its balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. This standard will be effective beginning with our fiscal 2020. We are currently reviewing our leases and gathering the necessary information to adopt this standard when it becomes effective. We anticipate that adoption of this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases.

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

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. This standard will be applicable beginning with our fiscal 2019. Our current assessment is that this standard will have no impact on our current practices because intra-entity transfers, as the standard defines them, are unlikely to occur.

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to entities evaluating whether a transaction should be accounted for as an acquisition. This standard will be applicable for our fiscal 2019. Our current assessment is that this standard will not affect our accounting for past or future acquisitions.

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard will be applicable to us beginning with our fiscal 2021. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued a new accounting standard that allows entities to reclass stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. This standard may be early adopted in any interim period and should be applied either in the period of adoption or retrospectively to each period that was effected by the change in the federal corporate tax rate under the Tax Act. This standard will be effective for our fiscal 2020. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (i) changes in legislation, including the tax code, or changes in the domestic or international regulatory environment, including new or increased duties and termination or renegotiation of the North American Free Trade Agreement; (j) adoption of new accounting principles; (k) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (l) our ability to procure or transport fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (m) information technology conversions or system failures and our ability to recover from a system failure; (n) effects of our brand awareness and marketing programs; (o) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (p) litigation arising out of alleged defects in our products; (q) unusual or significant litigation; (r) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (s) the ability to increase volume through our e-commerce initiatives; (t) the impact of potential goodwill or intangible asset impairments; and (u) those matters discussed in Item 1A of our fiscal 2017 Annual Report on Form 10-K and other factors identified from time to time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

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

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, directly to consumers through stores that we own and operate, and through our website, la-z-boy.com. The centerpiece of our retail distribution strategy is our network of 350 La-Z-Boy Furniture Galleries® stores and 532 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 147 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 532 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 534 outlets and approximately 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 9.4 million square feet.

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

•                  We also aim to increase our market share in stationary upholstered furniture through a combination of our Live Life Comfortably® marketing campaign and our innovative and on-trend product. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, we are focusing on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad assortment, customize products to their liking, find stores to make a purchase, or purchase at la-z-boy.com.

•                  We are bringing innovative products to market, including stain-resistant iCleanTM fabric and our power products, some of which include dual mechanisms and articulating headrests. Most recently we introduced duoTM, a revolutionary new product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we are building a new state-of-the-art Innovation Center at our Dayton, Tennessee campus. We expect the Innovation Center to be completed by the end of fiscal 2018.

In addition to the strategies above, we recognize that online furniture sales are growing rapidly. In response to this changing landscape, we have developed a multi-faceted strategy to participate in and leverage this growth opportunity. This strategy has three components: increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair and Amazon; leverage the strength of our world-class global supply chain to support other e-commerce brands; and invest in new online companies. We believe this three-pronged approach will position us for growth in the ever-changing online selling environment, and we will continue developing these strategies throughout the fiscal year.

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

Results of Operations

Fiscal 2018 Third Quarter and Nine Months Compared with Fiscal 2017 Comparable Periods

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/27/18	Quarter Ended 1/28/17	% Change	Nine Months Ended 1/27/18	Nine Months Ended 1/28/17	% Change
Sales	$413,638	$389,992	6.1%	$1,163,922	$1,107,354	5.1%
Operating income	33,095	33,572	(1.4)%	83,662	89,888	(6.9)%
Operating margin	8.0%	8.6%		7.2%	8.1%

Sales

Our consolidated sales increased $23.6 million and $56.6 million in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago. This increase was driven by sales growth in all three of our operating segments. Our Upholstery segment benefited from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland and a favorable change in our product mix. Our Casegoods segment increased sales by expanding our floor space with existing retailers, resulting in higher volume. Our Retail segment sales increased due to the addition of new stores that were not open in the prior-year periods and from acquisitions we completed in the last 12 months.

Operating Margin

Our operating margin decreased 0.6 percentage points and 0.9 percentage points in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  Our gross margin decreased 0.9 percentage points and 0.6 percentage points during the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  The decreases for both the third quarter and first nine months were primarily the result of a decline in our Upholstery segment’s gross margin due to increased raw material prices for our three core raw material components of steel, polyurethane foam and wood.

•                  The benefit from a legal settlement in the first nine months of fiscal 2017 negatively impacted the comparison of our gross margin by 0.3 percentage points. This impact was offset in the first nine months of fiscal 2018 by a 0.3 percentage point benefit from changes in our consolidated sales mix, reflecting the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•                  Our selling, general, and administrative (“SG&A”) expenses as a percentage of sales were 0.3 percentage points lower in the third quarter of fiscal 2018 compared with the same period a year ago.

•                  Our SG&A expense as a percentage of sales was lower in the third quarter due to our improved absorption of fixed SG&A costs on the higher sales dollars and a reduction in discretionary SG&A spending compared with the same period a year ago.

•                  Incentive compensation expense as a percentage of sales was 0.2 percentage points lower in the third quarter of fiscal 2018. Several of our share-based compensation awards are liability-based and the cumulative expense to date is adjusted at the end of each period based on the share price on the last day of the reporting period. The increase in our share price during the third quarter of fiscal 2018 was smaller than in the third quarter of fiscal 2017, and we had fewer liability-based compensation awards outstanding than at the end of the third quarter of fiscal 2017.

•                  Partially offsetting these improvements was the previously announced legal settlement of a civil dispute, which increased our SG&A expense as a percentage of sales in the third quarter of fiscal 2018 by 1.0 percentage point.

•                  SG&A expense as a percentage of sales increased 0.3 percentage points in the first nine months of fiscal 2018 compared with the same period a year ago.

•                  Our SG&A expense increased 0.4 percentage points in the first nine months due to the growth of our Retail segment as a percentage of our total sales. Our Retail segment has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

•                  The previously announced legal settlement of a civil dispute increased our SG&A expense as a percentage of sales in the first nine months of fiscal 2018 by 0.3 percentage points.

•                  Partially offsetting these items was incentive compensation expense that was 0.2 percentage points lower in the first nine months of fiscal 2018 due to our consolidated financial performance against our incentive-based targets being lower than the first nine months of fiscal 2017.

We explain these items further when we discuss each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/27/18	Quarter Ended 1/28/17	% Change	Nine Months Ended 1/27/18	Nine Months Ended 1/28/17	% Change
Sales	$320,958	$302,923	6.0%	$900,126	$866,128	3.9%
Operating income	31,699	35,669	(11.1)%	88,422	104,388	(15.3)%
Operating margin	9.9%	11.8%		9.8%	12.1%

Sales

Our Upholstery segment’s sales increased $18.0 million and $34.0 million in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago. The acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland added sales of $8.2 million and $20.2 million in the third quarter and first nine months of fiscal 2018, respectively. Changes in our product mix resulted in an additional 2.9% and 2.2% increase in sales in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods in the prior year. Our product mix in the third quarter and first nine months of fiscal 2018 shifted from non-powered fabric units to more leather units with power that have a higher average selling price. These increases were somewhat offset by lower overall unit volume, which resulted in a 0.5% decrease and a 1.8% decrease in sales in the third quarter and first nine months, respectively, when compared with the same periods a year ago.

Operating Margin

Our Upholstery segment’s operating margin decreased 1.9 percentage points and 2.3 percentage points in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin decreased 1.3 percentage points and 1.5 percentage points during the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  Increased raw material prices, primarily for our three core raw material components of steel, polyurethane foam and wood, decreased the segment’s gross margin by 1.0 percentage point and 0.8 percentage points in the third quarter and first nine months of fiscal 2018, respectively. The inflationary pressure we experienced from these raw materials was higher than we had expected, and during the second quarter we implemented a price increase that we expect will offset the negative impact on our margins as we move into the fourth quarter of our fiscal year.

•                  Lower absorption of fixed costs in our manufacturing facilities, driven primarily by a decline in production volume, decreased the segment’s gross margin by 0.4 percentage points in both the third quarter and first nine months.

•                  The benefit from a legal settlement in the first nine months of fiscal 2017 negatively impacted the comparison of the segment’s gross margin by 0.3 percentage points.

•                  The segment’s SG&A expense as a percentage of sales increased 0.6 percentage points and 0.8 percentage points during the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  The segment’s SG&A expense as a percentage of sales was higher in the third quarter and first nine months by 1.3 percentage points and 0.5 percentage points, respectively, due to the previously announced legal settlement of a civil dispute. With the announced settlement, which resolved all of our past and future obligations at issue in the litigation, we recognized an additional charge of $4.1 million in the third quarter of fiscal 2018.

•                  Partially offsetting the above increase was lower SG&A expense as a percentage of sales due to our improved absorption of fixed SG&A costs on the higher sales dollars, and a reduction in discretionary SG&A spending compared with the same periods a year ago.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/27/18	Quarter Ended 1/28/17	% Change	Nine Months Ended 1/27/18	Nine Months Ended 1/28/17	% Change
Sales	$27,215	$23,259	17.0%	$80,790	$74,185	8.9%
Operating income	2,792	1,593	75.3%	8,833	6,587	34.1%
Operating margin	10.3%	6.8%		10.9%	8.9%

Sales

Our Casegoods segment’s sales increased $4.0 million and $6.6 million in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago, primarily due to higher volume we achieved through improved product styling, expanding our floor space with existing retailers, and a consistent in-stock position.

Operating Margin

Our Casegoods segment’s operating margin improved 3.5 percentage points and 2.0 percentage points in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 1.0 percentage point and 0.4 percentage points in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago, due to increased volume and a shift in our product mix to newer, higher-margin collections. This was somewhat offset by increased freight expense on imported product.

•                  The segment’s SG&A expense as a percentage of sales decreased 2.5 percentage points and 1.6 percentage points during the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago, due primarily to our improved absorption of fixed SG&A costs on the higher sales volume, and a reduction in discretionary SG&A spending.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/27/18	Quarter Ended 1/28/17	% Change	Nine Months Ended 1/27/18	Nine Months Ended 1/28/17	% Change
Sales	$125,815	$122,121	3.0%	$353,068	$325,206	8.6%
Operating income	7,076	6,325	11.9%	12,746	11,515	10.7%
Operating margin	5.6%	5.2%		3.6%	3.5%

Sales

Our Retail segment’s sales increased $3.7 million and $27.9 million in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago. In the third quarter and first nine months of fiscal 2018, we increased the segment’s sales from new stores that were not open in the prior-year period by $4.0 million and $10.7 million, respectively, and our acquired stores added $0.9 million and $19.9 million, respectively. Partially offsetting these items was a $1.3 million and a $2.8 million decrease, respectively, in sales from stores that have been open for at least 12 months, a decline of 1.1% and 0.8%, respectively. This decrease was primarily driven by lower store traffic, the impact of which was somewhat offset by an increase in average ticket that resulted from increased design services and custom orders.

Operating Margin

Our Retail segment’s operating margin increased 0.4 percentage points and 0.1 percentage point in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  The segment’s gross margin increased 0.1 percentage point in the third quarter of fiscal 2018 compared with the same period a year ago due to an increase in design services and custom orders. The segment’s SG&A expense as a percentage of sales was 0.3 percentage points lower in the third quarter of fiscal 2018 compared with the same period a year ago because we reduced our discretionary SG&A spending to better align with our current sales volume.

•                  The segment’s gross margin increased 0.4 percentage points in the first nine months of fiscal 2018 compared with the same period a year ago due to an increase in design services and custom orders. This increase was somewhat offset by an increase in the segment’s SG&A expense as a percentage of sales of 0.3 percentage points in the first nine months of fiscal 2018 compared with the same period a year ago primarily because our sales at stores that have been open for a minimum of 12 months declined and we were not able to leverage our fixed costs (primarily occupancy and administrative costs) to the same extent as in the prior-year period.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/27/18	Quarter Ended 1/28/17	% Change	Nine Months Ended 1/27/18	Nine Months Ended 1/28/17	% Change
Sales	$3,880	$2,700	43.7%	$9,443	$6,891	37.0%
Eliminations	(64,230)	(61,011)	(5.3)%	(179,505)	(165,056)	(8.8)%
Operating loss	(8,472)	(10,015)	15.4%	(26,339)	(32,602)	19.2%

Sales

Sales increased in the third quarter and first nine months of fiscal 2018 compared with the same periods a year ago due to an increase in intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong.

Eliminations increased in the third quarter and first nine months of fiscal 2018 compared with the same periods a year ago due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly because of new store openings and store acquisitions.

Operating Loss

Our Corporate and Other operating loss was $1.5 million and $6.3 million lower in the third quarter and first nine months of fiscal 2018, respectively, compared with the same periods a year ago.

•                  This was primarily due to improved profitability associated with our global trading company in Hong Kong. The profitability of our global trading company was higher in the third quarter and first nine months of fiscal 2018 compared with the same periods a year ago, due to the increased intercompany commission revenue we charged to our reportable segments.

•                  Additionally, the operating loss in the first nine months of fiscal 2018 was lower than the prior periods due to a $1.7 million insurance gain we recorded during the second quarter of fiscal 2018. The gain occurred because the insurance proceeds we expect to receive as a result of the fire in our England subsidiary’s corporate office building during the first quarter of fiscal 2018 exceed the building’s net book value.

Gain on Conversion of Investment

In the first nine months of fiscal 2018, we recorded a $2.2 million gain on investments when our available-for-sale convertible debt security converted to preferred shares of a privately-held company.

Other Income (Expense), Net

Other income (expense), net was $1.1 million of expense in the third quarter of fiscal 2018 compared with $0.1 million of expense in the third quarter of fiscal 2017. The increase in expense was primarily due to higher realized losses on exchange rates. The third quarter of both fiscal 2018 and fiscal 2017 included $0.9 million for pension and retirement-related expenses.

Other income (expense), net was $2.5 million of expense in the first nine months of fiscal 2018 compared with $1.8 million of expense in the first nine months of fiscal 2017.  The increase in expense was primarily due to higher realized losses on exchange rates. The first nine months of fiscal 2018 and the first nine months of fiscal 2017 included $2.8 million and $2.7 million, respectively, for pension and retirement-related expenses.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income, and new limitations on certain business deductions, will begin applying to us for our fiscal 2019. For fiscal 2018, the most significant impacts include a lower U.S. federal corporate income tax rate, a different calculation of certain net deferred taxes, and a new transition tax on the deemed repatriation of certain foreign earnings. The phasing in of the lower corporate income tax rate resulted in a blended federal rate of 30.4% for fiscal 2018, compared with the previous 35% rate. The federal tax rate will be reduced to 21% in subsequent fiscal years.

We recorded a charge of $9.5 million in the third quarter of fiscal 2018, reflecting the net effect of the Tax Act. This included a $9.8 million charge for the provisional re-measurement of certain deferred taxes and related amounts, a provisional $1.9 million of income tax expense for the estimated effects of the transition tax, and a benefit of $2.2 million primarily related to the lower blended federal tax rate.

Our effective tax rate for the third quarter and first nine months of fiscal 2018, was 62.0% and 43.9%, respectively. For the third quarter and first nine months of fiscal 2017, our effective tax rate was 29.4% and 33.4%, respectively. Our effective tax rate in fiscal 2018 was higher than in the prior year, primarily due to charges related to the Tax Act, as described above. Additionally, our effective tax rate in both years varies from the federal statutory rate in effect for the respective periods primarily due to state taxes, less the benefit of the U.S. manufacturing deduction and foreign earnings in jurisdictions with lower tax rates than the U.S.

As described above we made reasonable estimates, based on our current interpretation of the Tax Act, to record provisional adjustments during the third quarter of fiscal 2018. We may alter our estimates during the fourth quarter of fiscal 2018 as we continue to accumulate and process data to finalize the underlying calculations and review further guidance that we expect regulators to issue. We are also analyzing other provisions of the Tax Act to determine if they will impact our effective tax rate in fiscal 2018 or in the future. We will continue to refine our adjustments through the permissible measurement period, which is not to extend beyond one year of the enactment date.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders and capital expenditures. We had cash, cash equivalents and restricted cash of $137.6 million at January 27, 2018, compared with $150.9 million at April 29, 2017. In addition, we had investments to enhance our returns on cash of $35.4 million at January 27, 2018, compared with $33.1 million at April 29, 2017.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At January 27, 2018, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.

Our capital expenditures for the first nine months of fiscal 2018 were $24.1 million compared with $15.5 million during the first nine months of fiscal 2017. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $45 to $50 million for all of fiscal 2018. We started construction on our new Innovation Center and other upgrades to our largest manufacturing campus in Dayton, Tennessee in the fourth quarter of fiscal 2017 and expect that construction will continue into fiscal 2020. We currently estimate that we will incur approximately $15 million in capital expenditures related to the new Innovation Center in fiscal 2018. Additionally, we currently estimate that we will incur approximately $2 million in capital expenditures in fiscal 2018 related to the new corporate office building and expansion of the manufacturing facility for our England subsidiary, both of which we currently anticipate being completed by the end of fiscal 2019.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/27/18	1/28/17
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$91,200	$93,014
Net cash used for investing activities	(45,221)	(58,013)
Net cash used for financing activities	(61,422)	(36,886)
Exchange rate changes	2,204	(139)
Change in cash, cash equivalents and restricted cash	$(13,239)	$(2,024)

Operating Activities

During the first nine months of fiscal 2018, net cash provided by operating activities was $91.2 million. Our cash provided by operating activities for the period was primarily attributable to net income we generated during the first nine months of fiscal 2018, a $12.5 million increase in accounts payable that was primarily a result of timing related to ensuring that our inventories are at appropriate levels to better serve our customers, and $5.1 million from a reduction in accounts receivable. This was somewhat offset by an increase in inventories of $9.1 million and a $2.0 million discretionary pension contribution. Additionally, as previously announced, during the third quarter of fiscal 2018 we paid $13.5 million to settle a civil lawsuit.

During the first nine months of fiscal 2017, net cash provided by operating activities was $93.0 million. Our cash provided by operating activities for the period was primarily attributable to net income we generated during the first nine months of fiscal 2017, and was somewhat offset by an increase in inventories of $5.9 million and a $2.3 million discretionary pension contribution.

Investing Activities

During the first nine months of fiscal 2018, net cash used for investing activities was $45.2 million, which included $15.9 million to fund the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, $24.1 million for capital expenditures, and $7.0 million for net investment increases. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, and construction on our new Innovation Center. Additionally, under the terms of the purchase agreement for the La-Z-Boy wholesale business in the United Kingdom and Ireland, payment for the business was due 90 business days following the date of acquisition, and accordingly, we made that payment during the first quarter of fiscal 2018.

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

Financing Activities

During the first nine months of fiscal 2018, net cash used for financing activities was $61.4 million, including $46.1 million used to purchase our common stock and $16.3 million paid to our shareholders in quarterly dividends.

During the first nine months of fiscal 2017, net cash used for financing activities was $36.9 million, including $25.1 million that we used to purchase our common stock and $15.3 million that we paid to our shareholders in quarterly dividends.

Our board of directors has authorized the purchase of company stock. As of January 27, 2018, 7.0 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 1.6 million shares during the first nine months of fiscal 2018, for a total of $46.1 million. We expect to continue being opportunistic in purchasing company stock with the cash flows we anticipate generating in fiscal 2018.

Exchange Rate Changes

During the first nine months of fiscal 2018, our cash, cash equivalents and restricted cash increased by $2.2 million due to changes in the exchange rates since the end of fiscal 2017, which positively impacted our cash balances held in Canada, Thailand and the United Kingdom.

During the first nine months of fiscal 2017, our cash, cash equivalents and restricted cash decreased by $0.1 million due to changes in the exchanges since the end of fiscal 2016, which negatively impacted our cash balances held in Thailand.

Other

Our consolidated balance sheet at the end of the third quarter of fiscal 2018 reflected a $1.1 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

During the third quarter of fiscal 2018, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2017 Annual Report on Form 10-K.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2017 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first nine months of fiscal 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective beginning with our fiscal 2019. We have reviewed substantially all of our contracts and other revenue streams and determined that the application of the new standard will not have a material change in the amount of or timing for recognizing revenue. We will apply the modified retrospective approach when we implement the new standard in fiscal 2019. We are still assessing the standard’s impact on our financial statement disclosures and the need to expand disclosures, particularly related to the new disaggregated revenue disclosures.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on its balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. This standard will be effective beginning with our fiscal 2020. We are currently reviewing our leases and gathering the necessary information to adopt this standard when it becomes effective. We anticipate that adoption of this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases.

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

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard will be applicable to us beginning with our fiscal 2021. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued a new accounting standard that allows entities to reclass stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate which left the tax effects on items within accumulated other comprehensive income stranded at an inappropriate tax rate. This standard may be early adopted in any interim period and should be applied either in the period of adoption or retrospectively to each period that was effected by the change in the federal corporate tax rate under the Tax Act. This standard will be effective for our fiscal 2020. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of fiscal 2018, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2017.

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

Changes in Internal Control over Financial Reporting. We have been implementing an enterprise resource planning (“ERP”) system in our largest operating unit, and we deployed the sales order management component of that system during the fourth quarter of fiscal 2018. This deployment was the last phase of our ERP implementation.  ERP systems affect the processes that constitute our internal control over financial reporting and this final deployment will require testing for effectiveness in the fourth quarter of fiscal 2018. No other changes in our internal controls over financial reporting occurred during the fiscal quarter ended January 27, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 29, 2017. There have been no material changes to our risk factors during the third quarter of fiscal 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of January 27, 2018, 7.0 million shares remained available for purchase pursuant to this authorization. We purchased 1.6 million shares during the first nine months of fiscal 2018, for a total of $46.1 million. During the third quarter of fiscal 2018, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective January 6, 2018. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on March 30, 2018. With the cash flows we anticipate generating in fiscal 2018, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended January 27, 2018:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 29 — December 2, 2017)	288	$27.33	288	7,274
Fiscal December (December 3 — December 30, 2017)	151	$31.70	151	7,123
Fiscal January (December 31, 2017 — January 27, 2018)	86	$31.65	86	7,037
Fiscal Third Quarter of 2018	525	$29.30	525	7,037

(1)    In addition to the 524,716 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 527 shares we purchased from employees to satisfy their withholding tax obligations when their restricted shares vested.

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

Date: February 20, 2018

BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes
Vice President, Corporate Controller and Chief Accounting Officer