Form 10-K
period 2018-04-28
LA-Z-BOY INC
filed 2018-06-19
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 28, 2018

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Based on the closing price on the New York Stock Exchange on October 28, 2017, the aggregate market value of Registrant’s common shares held by non-affiliates of the Registrant on that date was $1,316.9 million.

The number of common shares outstanding of the Registrant was 46,638,907 as of June 12, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)                                 Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

LA-Z-BOY INCORPORATED

FORM 10-K ANNUAL REPORT FISCAL 2018

Note: The responses to Items 10 through 14 will be included in the Company’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2018 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) changes in the stock market impacting our profitability and our effective tax rate; (i) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (j) changes in legislation, including the tax code, or changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of the North American Free Trade Agreement; (k) adoption of new accounting principles; (l) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure, transport or import, or material increases to the cost of transporting or importing, fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) information technology conversions or system failures and our ability to recover from a system failure; (o) effects of our brand awareness and marketing programs; (p) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (q) litigation arising out of alleged defects in our products; (r) unusual or significant litigation; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (t) the ability to increase volume through our e-commerce initiatives; (u) the impact of potential goodwill or intangible asset impairments; and (v) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

PART I

ITEM 1. BUSINESS.

Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated in the state of Michigan as La-Z-Boy Chair Company, and in 1996 we changed our name to La-Z-Boy Incorporated. Today, our La-Z-Boy brand is the most recognized brand in the furniture industry.

We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major manufacturing locations and six regional distribution centers in the United States and one facility in Mexico to support our speed-to-market and customization strategy. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland and we also participate in two joint ventures in Thailand that support our international businesses; one of which operates a manufacturing facility and the other operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia and New Zealand, directly to consumers through stores that we own and operate, and through our website, la-z-boy.com. The centerpiece of our retail distribution strategy is our network of 350 La-Z-Boy Furniture Galleries® stores and 535 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 146 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 535 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. Additionally, floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products totals approximately 2.5 million square feet. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 542 outlets and approximately 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.0 million square feet worldwide.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. Our Upholstery reportable segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. These operating segments are aggregated into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Casegoods Segment. Our Casegoods segment consists of one operating segment, and sells furniture under three brands: American Drew, Hammary, and Kincaid. Our Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment, and includes our 146 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

We have provided additional detailed information regarding our segments and their products in Note 16 to our consolidated financial statements and our “Management’s Discussion and Analysis” section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials and parts used in our Upholstery segment are purchased cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, electrical components for power units and various other metal components for fabrication of product. We purchase about 50% of our polyurethane foam from one supplier, which has several facilities across the United States that deliver to our plants. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase approximately half of our cover in a raw state (fabric rolls or leather hides) and cut and sew it into cover, and purchase the remainder in covers that have already been cut and sewn to our specifications by third-party offshore suppliers. We buy cut-and-sewn leather and fabric products from six primary suppliers. Of the products that we import, four suppliers that operate in China manufacture over 95% of the leather cut-and-sewn sets, and three suppliers that also operate in China manufacture over 90% of the fabric products. One of the six primary suppliers manufactures both leather cut-and-sewn sets and fabric products. We use these suppliers primarily for their product design capabilities, to leverage our buying power, and to control quality and product flow, in addition to their ability to handle the volume of product we require to operate our business. If any of these suppliers experienced financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we obtained alternate suppliers.

We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies, savings opportunities, and manage the relationship with our Asian suppliers. During fiscal 2018, the prices of materials we use in our upholstery manufacturing process increased moderately compared with fiscal 2017. We expect to experience an increase in raw material costs in fiscal 2019 as well as increases in transportation costs. In an effort to offset these projected increases, we have increased our selling prices to our customers.

Finished Goods Imports

We import all of the casegoods (wood) furniture that we sell. In fiscal 2018, we purchased approximately 55% of this imported product from three suppliers. We use these suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. In addition, these suppliers have the ability to handle the volume of product we require. If any of these suppliers experienced financial or other difficulties, we could experience disruptions in our product flow until we obtained alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

We use an all-import model for our wood furniture primarily to remain competitive for these products. The prices we paid for these imported products, including associated transportation costs, increased slightly in fiscal 2018 compared with fiscal 2017. We currently expect the product costs to increase more in fiscal 2019 than fiscal 2018. We have increased our selling prices to help offset the expected rise in product costs. Looking across our wholesale segments, imported finished goods represented 8% of our consolidated sales in both fiscal 2018 and fiscal 2017.

Seasonal Business

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates. The table below shows our highest and lowest sales quarters based on historical experience, including fiscal 2018, by segment:

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

For our Casegoods segment, we import wood furniture from Asian vendors, resulting in long lead times on these products. To address these long lead times and meet our customers’ delivery requirements, we maintain higher levels of finished goods inventory in our domestic warehouses, as a percentage of sales, of our casegoods products than our upholstery products.

Our company-owned La-Z-Boy Furniture Galleries® stores maintain finished goods inventory at the stores for display purposes.

Our inventory increased $9.7 million during fiscal 2018 compared with fiscal 2017. The majority of the inventory growth is being driven by higher finished goods in our Upholstery segment due to increasing our on-hand inventory to better service our customers as we move into fiscal 2019. We will continue to manage our inventory levels to ensure they are appropriate relative to our sales volume, while maintaining our focus on service to our customers.

Accounts Receivable: During fiscal 2018, our accounts receivable increased $3.2 million compared with fiscal 2017. The increase in accounts receivable was due to fourth quarter sales in fiscal 2018 being higher than those in the fourth quarter of the prior year. We monitor our customers’ accounts and limit our credit exposure to certain independent dealers and strive to decrease our days’ sales outstanding where possible. Our days’ sales outstanding is a measure of the time needed to collect outstanding accounts receivable once we have completed a sale. Our days’ sales outstanding decreased slightly during fiscal 2018.

Accounts Payable: During fiscal 2018, our accounts payable increased $11.1 million compared with fiscal 2017. This increase was primarily due to standardizing payment terms with our vendors, which resulted in many payment terms being extended. Additionally, a portion of the increase was for amounts due to vendors for the construction of our new Innovation Center located on our Dayton, Tennessee campus.

Customer Deposits: We collect a deposit on a portion of the total merchandise price at the time a customer order is placed in one of our company-owned Retail stores, and on la-z-boy.com. These customer deposits increased $4.7 million during fiscal 2018 compared with fiscal 2017. This increase was attributable to a higher volume of orders placed in the last quarter of fiscal 2018 compared with the prior fiscal year, which had not been delivered as of fiscal year end.

Customers

Our wholesale customers are furniture retailers. While primarily located throughout the United States and Canada, we also have customers located in various other countries, including the United Kingdom, China, Australia and New Zealand.  Sales in our Upholstery and Casegoods segments are almost entirely to furniture retailers, but we also sell directly to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment and through our website, la-z-boy.com.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be “proprietary.” For our Upholstery and Casegoods segments, our fiscal 2018 customer mix based on sales was 57% proprietary, 16% major dealers such as Art Van Furniture, Nebraska Furniture Mart and Slumberland Furniture, and 27% other independent retailers.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. The 350-store La-Z-Boy Furniture Galleries® network is central to this approach. In addition, we sell product through proprietary space within other retail furniture stores, primarily La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, Kincaid Shoppes, and other international locations.

Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend to not only increase the number of stores in the network but also to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. At the end of fiscal 2018, less than five percent of the La-Z-Boy Furniture Galleries® stores in the network were in the old format. As we continue to maintain and update our current stores to improve the quality of the network, the La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 20 to 25 stores during fiscal 2019, all of which will feature the new concept store design.

We select independent dealers for our proprietary La-Z-Boy Furniture Galleries® store network based on factors such as their management and financial qualifications and the potential for distribution in specific geographical areas. This proprietary distribution benefits La-Z-Boy, our dealers and our consumers. It enables La-Z-Boy to concentrate our marketing with sales personnel dedicated to our entire product line, and only that line and approved accessories. It allows dealers that join this proprietary group to take advantage of best practices with which other proprietary dealers have succeeded, and we facilitate forums for these dealers to share best practices. These La-Z-Boy Furniture Galleries® stores provide our consumers a full-service shopping experience with a large variety of products, knowledgeable sales associates, and design service consultants.

Orders and Backlog

We typically build upholstery units based on specific dealer orders, either for dealer stock or to fill consumers’ custom orders. We import casegoods product primarily to fill our internal orders, rather than customer or consumer orders, resulting in higher finished goods inventory on hand as a percentage of sales. Because the size of our backlog at a given time may not be indicative of our future sales, we do not rely entirely on backlogs to predict future sales.

Our Upholstery segment backlogs as of April 28, 2018, and April 29, 2017, were approximately $69.7 million and $54.3 million, respectively, and our Casegoods segment backlogs were approximately $7.3 million and $6.9 million, respectively. Our Upholstery segment backlog for fiscal 2018 increased compared with the prior year due to the timing of shipments near the end of the fiscal year relative to orders placed. Our Casegoods segment backlog for fiscal 2018 was higher than the prior year due to strong orders on a collection that was introduced at the end of fiscal 2017 and became available to consumers in the middle of fiscal 2018. Due to the high demand for this new collection, orders for the product outpaced our shipments.

Competitive Conditions

We are the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

Alternative distribution channels have increasingly affected our retail markets. Furniture companies that operate primarily online, such as JoyBird and Article, or that have developed a product that can be shipped more easily than traditional upholstered furniture, have increased competition for our products. The increased ability of consumers to purchase furniture through various furniture manufacturers’ and retailers’ internet websites, including companies such as Amazon, QVC, and Wayfair, which operate with lower overhead costs than a brick-and-mortar retailer, has also increased competition in the industry. Companies such as Costco, Home Depot, IKEA, Sam’s Club, Target, Wal-Mart, and others, also offer products that compete with some of our product lines.

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

In the Upholstery segment, our largest competitors are Ashley, Bassett, Best Chair, Ethan Allen, Flexsteel, Klaussner, Kuka, Man Wah, Natuzzi, and Southern Motion.

In the Casegoods segment, our main competitors are Bassett, Bernhardt, Ethan Allen, Heritage Home Group, Hooker Furniture, and Lacquer Craft. The Casegoods segment faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry in the United States and Canada, and different stores have different competitors based on their geographic locations. Competitors include: Arhaus, Ashley, Bassett Furniture Direct, Bob’s Discount Furniture, Crate and Barrel, Ethan Allen, Restoration Hardware, Havertys, Williams-Sonoma, several other regional competitors (for example Art Van Furniture, Raymour & Flanigan Furniture, and Slumberland Furniture), and family-owned independent furniture stores.

In addition to the larger competitors listed above, a substantial number of small and medium-sized companies operate within our business segments, all of which are highly competitive.

Research and Development Activities

We remain committed to innovation and the construction of our new state-of-the-art Innovation Center located in Dayton, Tennessee, will replace our existing structure and house a model shop, technology center, test lab, and three-dimensional printing lab. This new Innovation Center will help us continue to develop new products to meet our customers’ needs. We expect construction of the Innovation Center to be completed during the first quarter of fiscal 2019.

We provide additional information regarding our research and development activities in Note 1 to our consolidated financial statements, which is included in Item 8 of this report.

Trademarks, Licenses and Patents

We own several trademarks, including the La-Z-Boy trademark, which is essential to the Upholstery and Retail segments of our business. To protect our trademarks, we have registered them in the United States and various other countries where our products are sold. These trademarks have a perpetual life, subject to renewal. We license the use of the La-Z-Boy trademark to our major international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture, and non-furniture products, as these arrangements enhance our brand awareness, broaden the perceptions of La-Z-Boy, and create visibility of the La-Z-Boy brand in channels outside of the residential furniture industry. In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers, under “Customers.”

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

Employees

We employed approximately 9,000 full-time equivalent employees as of April 28, 2018, compared with 8,950 employees at the end of fiscal 2017. We employed approximately 7,400 in our Upholstery segment, 200 in our Casegoods segment, 1,100 in our Retail segment, and the remaining employees as corporate personnel. We employ the majority of our employees on a full-time basis except in our Retail segment, where many of our employees are part-time.

Financial Information about Foreign and Domestic Operations and Export Sales

In fiscal 2018, our direct export sales, including sales in Canada, were approximately 12% of our total sales. We operate a wholesale sales office in the United Kingdom which sells and distributes furniture in the United Kingdom and Ireland. We are part of a manufacturing joint venture in Thailand which distributes furniture in Australia, New Zealand, Thailand and other countries in Asia, including China. We sell and distribute furniture in Korea, Taiwan, Japan, India, Malaysia, and other Asian countries through a sales and marketing joint venture in Asia. In addition, our global trading company in Hong Kong continues to enhance our ability to source products and materials from our Asian suppliers, and provides quality assurance, procurement and logistics expertise. We operate a facility in Mexico which produces cut-and-sewn fabric sets for our domestic upholstery manufacturing facilities.

We provide information on sales in the United States, Canada, and other countries in Note 16 to our consolidated financial statements, which is included in Item 8 of this report. Our net property, plant, and equipment value in the United States was $173.6 million and $161.6 million at the end of fiscal 2018 and fiscal 2017, respectively. Our net property, plant, and equipment value in foreign countries was $7.3 million and $7.5 million in fiscal 2018 and fiscal 2017, respectively.

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

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material including polyurethane foam, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability, and quality could have a negative effect on our cost of sales and our ability to meet our customers’ demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers’ demands could cause us to lose sales. We have a higher concentration in upholstery sales, including motion furniture, than many of our competitors, and the effects of steel, polyurethane foam, wood, electrical components for power units, leather and fabric price increases or quantity shortages could be significant to our business.

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

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as the United Kingdom, Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our Casegoods segment imports products manufactured by foreign sources, mainly in China and Vietnam, and our Upholstery segment purchases cut-and-sewn fabric and leather sets, electronic component parts, and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather sets are primarily purchased from four suppliers that operate in China, and the majority of our fabric products are purchased from three suppliers that also operate in China. One of these primary suppliers provides both cut-and-sewn leather sets and fabric products. Our sourcing partners may not be able to produce goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in our shipments to our customers.

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

Changes in the political environment in the United States may also have a material adverse effect on our business in the future or require us to modify our current business practices. Because we manufacture components in Mexico and purchase components and finished goods manufactured in foreign countries including China, we are subject to risks relating to increased tariffs on U.S. imports, changes in the North American Free Trade Agreement, and other changes affecting imports. Our business in the United Kingdom could be affected by the United Kingdom’s exit from the European Union, and our sales and margins there and in other foreign countries could be adversely affected by the imposition in foreign countries of import bans, quotas, and increases in tariffs.

Inability to maintain and enhance our brand and respond to changes in our current and potential consumers’ tastes and trends in a timely manner could adversely affect our business and operating results.

The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining consumers and attracting new ones. Furniture product is fashion oriented so changes in consumers’ tastes and trends and the resultant change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. We attempt to minimize these risks by maintaining strong advertising and marketing campaigns promoting our brands. We also attempt to minimize our risk by updating our current product designs, styles, quality, prices, and options to purchase our products in-store or online. If these efforts were unsuccessful or required us to incur substantial costs, our business, operating results and financial or competitive condition could be adversely affected.

Loss of market share and other financial or operational difficulties due to competition would likely result in a decrease in our sales, earnings, and liquidity.

The residential furniture industry is highly competitive and fragmented. We compete with many other manufacturers and retailers, including online retailers, some of which offer widely advertised products, and others, several of which are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. Additionally, a majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin. In the past several fiscal years we have experienced lower traffic to our company-owned stores, similar to other furniture retailers, as consumers have shifted to purchasing more furniture products online. We are attempting to meet these consumers where they prefer to shop by expanding our online capabilities and improving the user experience at la-z-boy.com to drive more traffic to both our online site and our physical stores. These and other competitive pressures could result in a decrease in our sales, earnings, and liquidity.

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

We operate a wholesale sales office that is responsible for distributing La-Z-Boy products in the United Kingdom and Ireland. Our assets include goodwill and other intangible assets, including acquired customer relationships, in connection with our acquisition of this business. If we do not meet our sales or earnings expectations for this operation, we may incur charges for the impairment of goodwill or the impairment of our intangible assets.

Changes in regulation of our international operations could adversely affect our business and results of operations.

Because we have operations outside of the United States and sell product in various countries, we are subject to many laws governing international relations, including the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act and the U.S. Export Administration Act. These laws include prohibitions on improper payments to government officials, restrictions on where we can do business, what products we can supply to certain countries, and what information we can provide to certain governments. We are also subject to laws and regulations on the collection and use of electronic data, including the General Data Protection Regulation that became effective in May 2018 in the European Union and subjects violators that operate in the European Union to penalties of up to 4% of their global revenue. Violations of these laws, which are complex, may result in criminal penalties or sanctions that could have a significant adverse effect on our business and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies.

We rely extensively on information technology systems to process transactions, summarize results, and manage our business and that of certain independent dealers. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, viruses, phishing attempts, cyber attacks, security breaches, natural disasters, and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business information technology systems or failure of our back-up systems could reduce our sales or result in longer production times. If our critical information technology systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them.

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

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect sensitive employee, customer, consumer, vendor or Company data, or to comply with evolving regulations relating to our obligation to protect such data.

Cyber attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred over the last several years at a number of major U.S. companies. Despite widespread recognition of the cyber attack threat and improved data protection methods, cyber attacks on organizations continue to be persistent and ever-changing making it difficult to prevent and detect these attacks. Similar to many other retailers, we receive and store certain personal information about our employees, customers, consumers, and vendors. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and we supply such third-party providers with the personal information required for those services.

During fiscal 2018, we were subject, and will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber attack, malware, computer viruses, and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems that resulted in the unauthorized release of sensitive data could adversely affect our reputation, drive existing and potential customers away, lead to financial losses from remedial actions or potential liability, possibly including punitive damages, or we could incur regulatory fines or penalties. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems or those of our third party service providers could also materially increase the costs we already incur to protect against these risks. We continue to balance the additional risk with the cost to protect us against a breach, and have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry.

Changes in the inputs we used to calculate our acquisition-related contingent consideration liabilities could have a material adverse impact on our financial results.

Certain acquisitions include contingent consideration liabilities relating to payments based on the future performance of the operations acquired. Under generally accepted accounting principles, we are required to estimate the fair value of any contingent consideration. Our estimates of fair value are based on assumptions we believe to be reasonable but the assumptions are uncertain and involve significant judgment by management. Changes in business conditions or other events could materially change the projection of future cash flows or the discount rate we used in the fair value calculation of the contingent consideration. We reassess the fair value quarterly, and we record in our results of operations increases or decreases based on the actual or expected future performance of the acquired operations. These quarterly adjustments could have a material effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We owned or leased approximately 11.1 million square feet of active manufacturing, warehousing and distribution centers, office, showroom, and retail facilities, and had approximately 0.3 million square feet of idle facilities, at the end of fiscal 2018. Of the 11.1 million square feet occupied at the end of fiscal 2018, our Upholstery segment occupied approximately 6.7 million square feet, our Casegoods segment occupied approximately 1.4 million square feet, our Retail segment occupied approximately 2.8 million square feet, and our Corporate and other operations occupied the balance.

Our active facilities and retail locations are located in Arkansas, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia,  Washington D.C., Wisconsin, Coahuila (Mexico), Bangkok (Thailand), Alberta and Manitoba (Canada), Dongguan (China), Hong Kong, and Berks (United Kingdom). All of our plants and stores are well maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our manufacturing operations. We own all of our domestic plants, and our joint venture owns our Thailand plant. We lease the majority of our retail stores and regional distribution centers, as well as our manufacturing facility in Mexico and our office spaces in China, Hong Kong and the United Kingdom. For information on terms of operating leases for our properties, see Note 10 to our consolidated financial statements, which is included in Item 8 of this report.

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

Kurt L. Darrow, age 63

• Chairman, President and Chief Executive Officer since August 2011

Louis M. Riccio Jr., age 55

• Senior Vice President and Chief Financial Officer since July 2006

J. Douglas Collier, age 51

• Senior Vice President, Chief Commercial Officer and President, International since May 2017

• Senior Vice President, Chief Marketing Officer, and President, International from August 2014 through May 2017

• Chief Marketing Officer and President, International from August 2011 through August 2014

Darrell D. Edwards, age 54

• Senior Vice President and Chief Supply Chain Officer since August 2014

• Senior Vice President of Operations, Residential Division from May 2012 through August 2014

Otis S. Sawyer, age 60

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

Fiscal 2018	Dividends
Quarter	Paid Per	Market Price
Ended	Share	High	Low	Close
July 29	$0.11	$33.45	$26.10	$33.00
October 28	$0.11	$34.10	$23.15	$27.70
January 27	$0.12	$34.25	$25.90	$32.15
April 28	$0.12	$32.65	$27.85	$29.30
	$0.46

Fiscal 2017	Dividends
Quarter	Paid Per	Market Price
Ended	Share	High	Low	Close
July 30	$0.10	$30.27	$24.31	$30.22
October 29	$0.10	$31.22	$22.09	$23.25
January 28	$0.11	$32.90	$22.50	$28.80
April 29	$0.11	$29.95	$25.85	$27.90
	$0.42

Our credit agreement allows us to pay dividends or purchase shares as long as we are not in default and our excess availability, as defined in the credit agreement, is above 17.5% of the revolving credit commitment. If excess availability falls between 12.5% and 17.5%, then to continue paying dividends or purchasing shares, we must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 on a pro-forma basis and not be in default. Currently we are not prohibited from paying dividends or purchasing shares. Refer to Note 9 of the consolidated financial statements in Item 8 for further discussion of our credit agreement. The payment of future cash dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement, among other factors.

Shareholders

We had approximately 14,800 shareholders of record at May 2, 2018.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 28, 2018

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted- average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	1,837,179	(1)	$24.18	145,000	(2)(3)

Note 1: These shares were issued under our 2010 Omnibus Incentive Plan. Effective April 29, 2018, no additional shares can be awarded under this plan.

Note 2: This amount is the aggregate number of shares that were available for future issuance under our 2010 Omnibus Incentive Plan at April 28, 2018. Effective April 29, 2018, no additional shares can be awarded under this plan.

Note 3: Effective April 29, 2018, awards may be issued under our 2017 Omnibus Incentive Plan, which provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors. We have 5,850,000 shares available for future issuance under this plan.

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 27, 2013, in our common shares, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	2013	2014	2015	2016	2017	2018
La-Z-Boy Incorporated	$100	$139.94	$158.49	$151.21	$165.58	$176.72
S&P 500 Composite Index	$100	$120.27	$139.48	$139.05	$163.96	$187.24
Dow Jones U.S. Furnishings Index	$100	$110.40	$146.25	$154.75	$173.39	$153.75

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the purchase of company stock. As of April 28, 2018, 6.7 million shares remained available for purchase pursuant to this authorization. We spent $56.7 million in fiscal 2018 to purchase 2.0 million shares. During the fourth quarter of fiscal 2018, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 6, 2018. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on June 22, 2018. With the cash flows we anticipate generating in fiscal 2019, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2018:

(Shares in thousands)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 28 – March 3, 2018)	156	$30.21	155	6,882
Fiscal March (March 4 – March 31, 2018)	116	$30.64	116	6,766
Fiscal April (April 1 – April 28, 2018)	82	$29.79	81	6,685
Fiscal Fourth Quarter of 2018	354	$30.26	352	6,685

(1)         In addition to the 351,946 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 1,816 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.

(2)         On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2018.

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

Consolidated Five-Year Summary of Financial Data

(Amounts in thousands)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Fiscal Year Ended	4/28/2018	4/29/2017	4/30/2016	4/25/2015	4/26/2014
Sales	$1,583,947	$1,520,060	$1,525,398	$1,425,395	$1,357,318
Cost of sales	961,200	910,757	940,420	918,251	891,453
Gross profit	622,747	609,303	584,978	507,144	465,865
Selling, general and administrative expense	493,378	475,961	459,647	401,327	375,158
Operating income	129,369	133,342	125,331	105,817	90,707
Interest expense	538	1,073	486	523	548
Interest income	1,709	981	827	1,030	761
Other income (expense), net	(1,650)	(2,510)	(629)	(696)	639
Income from continuing operations before income taxes	128,890	130,740	125,043	105,628	91,559
Income tax expense	47,295	43,756	44,080	36,954	31,383
Income from continuing operations	81,595	86,984	80,963	68,674	60,176
Income (loss) from discontinued operations, net of tax	—	—	—	3,297	(3,796)
Net income	81,595	86,984	80,963	71,971	56,380
Net income attributable to noncontrolling interests	(729)	(1,062)	(1,711)	(1,198)	(1,324)
Net income attributable to La-Z-Boy Incorporated	$80,866	$85,922	$79,252	$70,773	$55,056

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$80,866	$85,922	$79,252	$67,476	$58,852
Income (loss) from discontinued operations	—	—	—	3,297	(3,796)
Net income attributable to La-Z-Boy Incorporated	$80,866	$85,922	$79,252	$70,773	$55,056

(Amounts in thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Fiscal Year Ended	4/28/2018	4/29/2017	4/30/2016	4/25/2015	4/26/2014
Basic weighted average shares	47,621	48,963	50,194	51,767	52,386
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.69	$1.75	$1.57	$1.30	$1.11
Income (loss) from discontinued operations	—	—	—	0.06	(0.07)
Basic net income attributable to La-Z-Boy Incorporated per share	$1.69	$1.75	$1.57	$1.36	$1.04

Diluted weighted average shares	48,135	49,470	50,765	52,346	53,829
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.67	$1.73	$1.55	$1.28	$1.09
Income (loss) from discontinued operations	—	—	—	0.06	(0.07)
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.67	$1.73	$1.55	$1.34	$1.02

Dividends declared per share	$0.46	$0.42	$0.36	$0.28	$0.20
Book value of year-end shares outstanding (1)	$13.08	$12.17	$11.09	$10.33	$10.04

(Dollar amounts in thousands)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Fiscal Year Ended	4/28/2018	4/29/2017	4/30/2016	4/25/2015	4/26/2014
Return on average total equity (2)	13.3%	15.0%	14.9%	12.9%	11.8%
Gross profit as a percent of sales	39.3%	40.1%	38.3%	35.6%	34.3%
Operating income as a percent of sales	8.2%	8.8%	8.2%	7.4%	6.7%
Effective tax rate (3)	36.7%	33.5%	35.3%	35.0%	34.3%
Return on sales (3)	5.2%	5.7%	5.3%	4.8%	4.4%
Depreciation and amortization	$31,767	$29,132	$26,517	$22,283	$23,182
Capital expenditures	$36,337	$20,304	$24,684	$70,319	$33,730
Property, plant and equipment, net	$180,882	$169,132	$171,590	$174,036	$127,535
Working capital	$335,443	$318,746	$324,545	$321,560	$355,291
Current ratio (4)	2.9 to 1	2.6 to 1	3.1 to 1	3.1 to 1	3.1 to 1
Total assets	$892,967	$888,855	$800,029	$774,604	$771,295
Long-term debt, excluding current portion	$199	$296	$513	$433	$277
Total debt	$422	$515	$803	$830	$7,774
Total equity	$625,216	$601,105	$557,212	$533,100	$529,718
Debt to equity ratio (5)	0.1%	0.1%	0.1%	0.2%	1.5%
Debt to capitalization ratio (6)	0.1%	0.1%	0.1%	0.2%	1.4%

(1)    Equal to total La-Z-Boy Incorporated shareholders’ equity divided by the number of outstanding shares on the last day of the fiscal year

(2)    Equal to income from continuing operations divided by average two year equity

(3)    Based on income from continuing operations

(4)    Equal to total current assets divided by total current liabilities

(5)    Equal to total debt divided by total equity

(6)    Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2018

(Amounts in thousands, except per share data)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Fiscal Quarter Ended	7/29/2017	10/28/2017	1/27/2018	4/28/2018
Sales	$357,079	$393,205	$413,638	$420,025
Cost of sales	217,976	238,253	251,140	253,831
Gross profit	139,103	154,952	162,498	166,194
Selling, general and administrative expense	122,805	120,683	129,403	120,487
Operating income	16,298	34,269	33,095	45,707
Interest expense	157	160	113	108
Interest income	343	376	444	546
Other income (expense), net	1,749	(926)	(1,094)	(1,379)
Income before income taxes	18,233	33,559	32,332	44,766
Income tax expense	6,489	10,353	20,047	10,406
Net income	11,744	23,206	12,285	34,360
Net income attributable to noncontrolling interests	(93)	(310)	(176)	(150)
Net income attributable to La-Z-Boy Incorporated	$11,651	$22,896	$12,109	$34,210

Diluted weighted average common shares	48,846	48,297	47,757	47,472
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.24	$0.47	$0.25	$0.72

Dividends declared per share	$0.11	$0.11	$0.12	$0.12

Unaudited Quarterly Financial Information Fiscal 2017

(Amounts in thousands, except per share data)	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Fiscal Quarter Ended	7/30/2016	10/29/2016	1/28/2017	4/29/2017
Sales	$340,783	$376,579	$389,992	$412,706
Cost of sales	206,562	227,195	233,185	243,815
Gross profit	134,221	149,384	156,807	168,891
Selling, general and administrative expense	111,763	115,526	123,235	125,437
Operating income	22,458	33,858	33,572	43,454
Interest expense	115	117	562	279
Interest income	204	234	241	302
Other income (expense), net	(762)	(969)	221	(1,000)
Income before income taxes	21,785	33,006	33,472	42,477
Income tax expense	7,777	11,901	9,830	14,248
Net income	14,008	21,105	23,642	28,229
Net income attributable to noncontrolling interests	(202)	(272)	(356)	(232)
Net income attributable to La-Z-Boy Incorporated	$13,806	$20,833	$23,286	$27,997

Diluted weighted average common shares	49,594	49,511	49,384	49,181
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.28	$0.42	$0.47	$0.57

Dividends declared per share	$0.10	$0.10	$0.11	$0.11

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management’s Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin with an introduction to our key businesses and then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies. It is important to note that our fiscal year 2018 and fiscal year 2017 included 52 weeks, whereas fiscal year 2016 included 53 weeks. The additional week in fiscal year 2016 was included in our fourth quarter.

Introduction

Our Business

We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We have seven major manufacturing locations and six regional distribution centers in the United States and one facility in Mexico to support our speed-to-market and customization strategy. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland and we also participate in two joint ventures in Thailand that support our international businesses; one of which operates a manufacturing facility and the other operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities.  Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia and New Zealand, directly to consumers through stores that we own and operate, and through our website, la-z-boy.com. The centerpiece of our retail distribution strategy is our network of 350 La-Z-Boy Furniture Galleries® stores and 535 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 146 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 535 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. Additionally, floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products totals approximately 2.5 million square feet. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 542 outlets and approximately 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.0 million square feet worldwide.

Our goal is to deliver value to our shareholders with improved sales and earnings over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business, but most importantly in our flagship La-Z-Boy brand. We are planning for this growth in multiple ways:

•                  We are expanding our branded distribution channels, which include the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. We expect this initiative to generate growth in our Retail segment through an increased company-owned store count and in our wholesale Upholstery segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs.

•                  We are growing the size of our company-owned retail business by opening new La-Z-Boy Furniture Galleries® stores or acquiring stores from existing dealers, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•                  We are attempting to responsibly increase our market share by taking advantage of our unique multi-channel distribution network. In addition to our branded distribution channels, over 2,000 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best known names in the industry, including Art Van, Nebraska Furniture Mart, and Slumberland. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

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

•                  We are bringing innovative products to market, including stain-resistant iCleanTM fabric and our power products, some of which include dual mechanisms and articulating headrests. Our newest innovation, duoTM, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we are building a new state-of-the-art Innovation Center at our Dayton, Tennessee campus. We expect the Innovation Center to be completed and operational in the first quarter of fiscal 2019.

•                  We developed a multifaceted strategy to participate in the growing online furniture sales space. This strategy has three components: increasing online sales of La-Z-Boy furniture through la-z-boy.com and other digital companies, such as Wayfair and Amazon; leveraging the strength of our world-class supply chain to support other e-commerce brands; and investing in new online companies. We believe this three-pronged approach will position us for growth in the ever-changing online selling environment, and we will continue developing this strategy as we move forward.

Our reportable segments are the Upholstery segment, the Casegoods segment, and the Retail segment.

•                  Upholstery Segment. Our Upholstery reportable segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. These operating segments are aggregated into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of

La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•                  Casegoods Segment. Our Casegoods segment consists of one operating segment, and sells furniture under three brands: American Drew, Hammary, and Kincaid. The Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

•                  Retail Segment. Our Retail segment consists of one operating segment, and includes our 146 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

Results of Operations
Fiscal Year 2018, Fiscal Year 2017, and Fiscal Year 2016

La-Z-Boy Incorporated

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change
Sales	$1,583,947	$1,520,060	4.2%	$1,525,398	(0.3)%
Operating income	129,369	133,342	(3.0)%	125,331	6.4%
Operating margin	8.2%	8.8%		8.2%

Sales

Our consolidated sales increased $63.9 million in fiscal 2018 compared with fiscal 2017, following a decrease of $5.3 million in fiscal 2017 compared with fiscal 2016. As a reminder, fiscal 2016 contained 53 weeks, while fiscal 2018 and fiscal 2017 contained 52 weeks. The additional week in fiscal 2016 resulted in approximately $29 million of additional sales based on the average weekly sales for that fiscal year.

•                  The increase in sales in fiscal 2018 compared with fiscal 2017 was driven by sales growth in all three of our operating segments. Our Upholstery segment benefited from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland and a favorable change in our product mix. Our Casegoods segment grew sales volume by expanding floor space with existing retailers. Our Retail segment sales increased due to the addition of new stores that were not open in the prior-year period and from acquisitions we completed in the last 12 months.

•                  Sales were essentially flat in fiscal 2017 compared with fiscal 2016, due to lower sales in our Upholstery and Casegoods segments which were offset by higher sales in our Retail segment. The sales decline in our Upholstery and Casegoods segments were mostly due to fiscal 2017 including only 52 weeks while fiscal 2016 included 53 weeks. The sales increase in our Retail segment was driven by the sales from new stores that were not open in the prior-year period and acquired stores, partially offset by lower sales from stores that had been open a minimum of 12 months, and the impact of fiscal 2017 including one less week than fiscal 2016.

Operating Margin

Our operating margin decreased 0.6 percentage points in fiscal 2018 compared with the prior year, following an increase of 0.6 percentage points in fiscal 2017 compared with the prior year.

•                  Our gross margin decreased 0.8 percentage points during fiscal 2018 compared with fiscal 2017, following an increase of 1.7 percentage points in fiscal 2017 compared with fiscal 2016.

•                  Our gross margin declined in fiscal 2018 compared with the prior year, mostly due to a decline in our Upholstery segment’s gross margin resulting from increased prices for our three core raw material components of steel, polyurethane foam and wood.

•                  Our gross margin improved in fiscal 2017 compared with fiscal 2016 due to an increase in our Upholstery segment’s gross margin due to favorable changes in our product mix, as well as improved efficiencies in our supply chain, including procurement, manufacturing operations, and logistics. In addition, our Casegoods segment’s gross margin improved in fiscal 2017 compared with the prior year due to lower promotional activity related to discontinued product and lower freight expense on imported product.

•                  Our Retail segment’s gross margin was essentially flat in both fiscal 2018 and fiscal 2017 compared with the prior years.

•                  Our gross margin improved 0.2 and 0.9 percentage points in fiscal 2018 and fiscal 2017, respectively, compared with each of the prior years, due to changes in our consolidated sales mix. Our consolidated sales mix changed due to the growth of our Retail segment, which has a higher gross margin than our wholesale segments.

•                  Additionally, each of fiscal 2017 and fiscal 2016 included the benefit of favorable legal settlements, which provided a benefit of 0.2 and 0.3 percentage points, respectively.

•                  Our selling, general, and administrative (“SG&A”) expense as a percentage of sales decreased 0.2 percentage points during fiscal 2018 compared with fiscal 2017, following an increase of 1.1 percentage points in fiscal 2017 compared with fiscal 2016.

•                  Our SG&A expense as a percentage of sales was lower in fiscal 2018 compared with fiscal 2017, primarily due to lower incentive compensation expense. As a percentage of sales, incentive compensation expense was 0.4 percentage points lower in fiscal 2018 compared with fiscal 2017 because our consolidated financial performance was lower when compared against our incentive-based targets in fiscal 2018. Additionally, we benefited from favorable absorption of fixed SG&A costs on the higher sales dollars and a reduction in discretionary SG&A spending in fiscal 2018. Partially offsetting these items was the impact of the previously announced legal settlement of a civil dispute, which increased SG&A expense as a percentage of sales by 0.3 percentage points in fiscal 2018 compared with fiscal 2017. With the announced settlement, which resolved all of our past and future obligations at issue in the litigation, we recognized an additional charge of $4.1 million in the third quarter of fiscal 2018.

•                  Our SG&A expense as a percentage of sales was higher in fiscal 2017 compared with fiscal 2016, primarily due to higher advertising expense. As a percentage of sales, advertising expense was 0.8 percentage points higher because we strategically increased spending in our Live Life Comfortably® marketing campaign and on promotional marketing to support our retail stores and enhance our share of voice in selected markets. This was partly offset by professional fees and legal costs that were 0.7 percentage points lower as a percentage of sales during fiscal 2017 compared with fiscal 2016, because we incurred higher legal costs in fiscal 2016 related to the previously announced civil dispute that was settled in the third quarter of fiscal 2018.

•                  Additionally, our SG&A expense as a percentage of sales increased 0.3 and 1.2 percentage points in fiscal 2018 and fiscal 2017, respectively, compared with each of the prior years, due to changes in our consolidated sales mix. Our consolidated sales mix changed due to the growth of our Retail segment, which has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

We explain these items further when we discuss each segment’s results later in this Management’s Discussion and Analysis.

Upholstery Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change
Sales	$1,227,363	$1,191,443	3.0%	$1,215,805	(2.0)%
Operating income	130,349	148,996	(12.5)%	137,135	8.6%
Operating margin	10.6%	12.5%		11.3%

Sales

Our Upholstery segment’s sales increased $35.9 million in fiscal 2018 compared with fiscal 2017, following a decrease of $24.4 million in fiscal 2017 compared with fiscal 2016. The additional week in fiscal 2016 resulted in approximately $23 million of additional sales based on the average weekly sales for that fiscal year.

•                  The segment’s sales increase in fiscal 2018 was primarily due to the following:

•                  The acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland added sales of $18.9 million.

•                  Changes in our product mix resulted in an additional 2.0% increase in sales. Our product mix shifted from non-powered fabric units to more leather units with power that have a higher average selling price.

•                  Higher selling prices resulted in a 0.7% increase in sales. We raised our selling price in response to inflationary pressures on our raw materials.

•                  These increases were somewhat offset by lower overall unit volume, which resulted in a 2.5% decrease in sales.

•                  The segment’s sales decline in fiscal 2017 was mostly due to fiscal 2017 including only 52 weeks while fiscal 2016 included 53 weeks, in addition to the following:

•                  Lower overall unit volume resulted in a 2.4% decrease in sales.

•                  Higher promotional activity in fiscal 2017 resulted in a 0.5% decrease in sales. The higher promotional activity was due to our strategic decision to discount product to drive sales against weaker demand, and in connection with our phasing out certain frames and fabrics.

•                  These decreases were partially offset by changes in our product mix which resulted in a 0.7% increase in sales. Our product mix shifted to more motion units and more units with power. Motion units have a higher average selling price than stationary units, and units with power have a higher average selling price than units without power.

•                  Lastly, fiscal 2017 included the benefit of four months of sales from our acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which contributed $8.9 million of sales in fiscal 2017.

Operating Margin

Our Upholstery segment’s operating margin decreased 1.9 percentage points in fiscal 2018 compared with the prior year, following an increase of 1.2 percentage points in fiscal 2017 compared with the prior year.

•                  The segment’s gross margin decreased 1.6 percentage points during fiscal 2018 compared with fiscal 2017.

•                  Increased prices, primarily for our three core raw material components of steel, polyurethane foam and wood, decreased the segment’s gross margin by 0.8 percentage points. The inflationary pressure we experienced from these raw materials was higher than we expected, and during fiscal 2018 we implemented sales price increases that we expect will offset the negative impact on our margins as we move into fiscal 2019, providing costs do not continue to escalate.

•                  Lower absorption of fixed costs in our manufacturing facilities, driven primarily by a decline in production volume, decreased the segment’s gross margin by 0.7 percentage points.

•                  The benefit of a legal settlement during fiscal 2017 negatively impacted the comparison of the segment’s gross margin by 0.2 percentage points.

•                  The segment’s gross margin increased 0.7 percentage points during fiscal 2017 compared with fiscal 2016.

•                  Changes in our product mix resulted in an improvement of 0.7 percentage points. The improvement was primarily due to a shift to more motion units with power, as well as a shift to more recliners.

•                  Improved efficiencies in our supply chain, including procurement, manufacturing operations and logistics, resulted in an improvement of 0.5 percentage points.

•                  Higher promotional activity related to our strategic decision to discount product to drive sales against the weaker demand in the home furnishings sector, and in connection with our phasing out of certain frames and fabric, resulted in a reduction of 0.3 percentage points in the segment’s gross margin.

•                  Favorable legal settlements provided a benefit of 0.2 and 0.3 percentage points in the segment’s gross margin during fiscal 2017 and fiscal 2016, respectively.

•                  The segment’s SG&A expense as a percentage of sales increased 0.3 percentage points during fiscal 2018 compared with fiscal 2017.

•                  The previously announced legal settlement of a civil dispute increased SG&A expense as a percentage of sales by 0.3 percentage points. With the announced settlement, which resolved all of our past and future obligations at issue in the litigation, we recognized an additional charge of $4.1 million in the third quarter of fiscal 2018.

•                  The segment’s SG&A expense as a percentage of sales decreased 0.5 percentage points during fiscal 2017 compared with fiscal 2016.

•                  Professional fees and legal costs were 0.9 percentage points lower as a percent of sales. We incurred higher legal costs in fiscal 2016 related to the previously announced civil dispute that was settled in the third quarter of fiscal 2018.

•                  Advertising expense was 0.2 percentage points higher as a percentage of sales as we strategically increased spending on our Live Life Comfortably® marketing campaign.

Casegoods Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change
Sales	$111,393	$100,228	11.1%	$102,540	(2.3)%
Operating income	11,641	8,623	35.0%	7,734	11.5%
Operating margin	10.5%	8.6%		7.5%

Sales

Our Casegoods segment’s sales increased $11.2 million in fiscal 2018 compared with fiscal 2017, following a decrease of $2.3 million in fiscal 2017 compared with fiscal 2016. The additional week in fiscal 2016 resulted in approximately $2 million of additional sales based on the average weekly sales for that fiscal year.

•                  The segment’s sales increase in fiscal 2018 was primarily due to higher volume we achieved through improved product styling, expanding our floor space with existing retailers, and a reliable in-stock position.

•                  The segment’s sales decrease in fiscal 2017 was mostly due to fiscal 2017 including only 52 weeks while fiscal 2016 included 53 weeks, in addition to a decline in unit volume. We believe the lower volume resulted from weaker demand throughout the home furnishings sector, which had been more prominent for casegoods product than for other product categories. The volume decline was somewhat offset by lower promotional activity on discontinued product.

Operating Margin

Our Casegoods segment’s operating margin increased 1.9 percentage points in fiscal 2018 compared with the prior year, following an increase of 1.1 percentage points in fiscal 2017 compared with the prior year.

•                  The segment’s gross margin increased 0.2 percentage points during fiscal 2018 compared with fiscal 2017, following an increase of 1.4 percentage points during fiscal 2017 compared with fiscal 2016.

•                  During fiscal 2018, the segment’s gross margin increased due to increased volume and shift in our product mix to newer, higher margin collections, which was slightly offset by higher freight expense on imported product.

•                  During fiscal 2017, the segment’s gross margin increased due to lower promotional activity related to discontinued product and lower freight expense on imported product.

•                  The segment’s SG&A expense as a percentage of sales decreased 1.7 percentage points during fiscal 2018 compared with fiscal 2017, following an increase of 0.3 percentage points during fiscal 2017 compared with fiscal 2016.

•                  During fiscal 2018, the decreased SG&A expense was due primarily to our improved absorption of fixed SG&A costs on the higher sales volume, and a reduction in discretionary spending.

•                  During fiscal 2017, the increased SG&A expense was primarily due to our inability to absorb fixed SG&A costs on the lower sales volume.

Retail Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change
Sales	$474,613	$443,238	7.1%	$402,479	10.1%
Operating income	20,709	19,205	7.8%	25,567	(24.9)%
Operating margin	4.4%	4.3%		6.4%

Sales

Our Retail segment’s sales increased $31.4 million in fiscal 2018 compared with fiscal 2017, following an increase of $40.8 million in fiscal 2017 compared with fiscal 2016. The additional week in fiscal 2016 resulted in approximately $8 million of additional sales based on the average weekly sales for that fiscal year.

•                  The segment’s sales increase in fiscal 2018 was a result of $20.4 million from acquired stores and $14.7 million from new stores that were not open in the prior-year period. Partially offsetting these items was a $3.7 million decrease in sales from stores that had been open a minimum of 12 months, a decline of 1.0%. The decrease was primarily driven by lower store traffic, the impact of which was somewhat offset by an increase in average ticket that resulted from increased design services and custom orders.

•                  The segment’s sales increase in fiscal 2017 was the result of $55.8 million from our acquired stores and $10.8 million from new stores that were not open in the prior-year period. Partially offsetting these items was a $25.8 million decrease in sales from stores that had been open a minimum of 12 months, a decline of 7.2%, of which about 2% related to the extra week in fiscal 2016. The decrease was primarily driven by lower store traffic, the impact of which was somewhat offset by an increase in average ticket that resulted from increased design services and custom orders.

Operating Margin

Our Retail segment’s operating margin increased 0.1 percentage point in fiscal 2018 compared with the prior year, following a decrease of 2.1 percentage points in fiscal 2017 compared with the prior year.

•                  The segment’s gross margin decreased 0.2 percentage points during fiscal 2018 compared with fiscal 2017, following an increase of 0.1 percentage point in fiscal 2017 compared with fiscal 2016.

•                  During fiscal 2018, our gross margin decreased slightly as we executed a variety of strategies to drive traffic to our stores and convert that traffic into sales.

•                  During fiscal 2017, a higher percentage of custom orders and increased design services drove the increase in gross margin.

•                  The segment’s SG&A expense as a percentage of sales decreased 0.3 percentage points during fiscal 2018 compared with fiscal 2017, following an increase of 2.2 percentage points in fiscal 2017 compared with fiscal 2016.

•                  During fiscal 2018, SG&A expenses as a percentage of sales was lower due to reducing our discretionary SG&A spending to better align with our current sales volume.

•                  During fiscal 2017, SG&A expenses as a percentage of sales was higher due to an increase in advertising expense of 1.2 percentage points, as we strategically increased spending on our Live Life Comfortably® marketing campaign and on promotional marketing to enhance our share of voice in selected markets. The remainder of the increase in SG&A expense as a percentage of sales was the result of the fixed nature of many of our costs (primarily occupancy and administrative costs) in relation to the decline in sales from stores that had been open a minimum of 12 months.

Corporate and Other

(Amounts in thousands, except percentages)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change	(53 weeks) 4/30/2016	(FY17 vs FY16) % Change
Sales:
Corporate and Other	$12,739	$9,161	39.1%	$6,423	42.6%
Eliminations	(242,161)	(224,010)	(8.1)%	(201,849)	(11.0)%

Operating loss:
Corporate and Other	(33,330)	(43,482)	23.3%	(45,105)	3.6%

Sales

Corporate and Other sales increased in fiscal 2018 and fiscal 2017 compared with the prior years due to an increase in intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong.

Eliminations increased in both fiscal 2018 and fiscal 2017 compared with the prior years due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly because of new store openings and store acquisitions.

Operating Loss

Our Corporate and Other operating loss was $10.2 million lower in fiscal 2018 compared with fiscal 2017.

•                  The Corporate and Other operating loss was lower due to a decrease in incentive compensation expense because our consolidated financial performance was lower when compared against our incentive-based targets in fiscal 2018.

•                  In addition, our global trading company in Hong Kong was more profitable, due to the increased intercompany commission revenue we charge to our reportable segments.

•                  Lastly, we recorded a $1.8 million insurance gain during fiscal 2018 following a fire in our England subsidiary’s corporate office building. We recognized a gain because the insurance proceeds we expect to receive exceed the building’s net book value on the date of the fire.

Our Corporate and Other operating loss was $1.6 million lower in fiscal 2017 compared with fiscal 2016.

•                  The Corporate and Other operating loss was lower due to the improved profitability of our global trading company in Hong Kong, due to the increased intercompany commission revenue we charge to our reportable segments.

Interest Expense

Interest expense was $0.5 million lower in fiscal 2018 compared with fiscal 2017, following an increase of $0.6 million in fiscal 2017 compared with fiscal 2016. As a result of the judgment entered against us in a legal dispute over whether we owed royalties on certain power units, we recognized $0.5 million of interest expense during fiscal 2017.

Other Income (Expense)

Other income (expense) was $0.9 million lower in fiscal 2018 compared with fiscal 2017, due to a $2.2 million gain on investments recorded in fiscal 2018 when our available-for-sale convertible debt security converted to preferred shares of a privately-held company. This was partially offset by higher foreign currency exchange rate losses realized during fiscal 2018 than in fiscal 2017.

Other income (expense) was $1.9 million lower in fiscal 2017 compared with fiscal 2016, due to lower foreign currency exchange rate gains realized during fiscal 2017 than in fiscal 2016.

Income Taxes

Our effective tax rate was 36.7% for fiscal 2018, 33.5% for fiscal 2017, and 35.3% for fiscal 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income, and new limitations on certain business deductions, will begin applying to us in fiscal 2019. For fiscal 2018, the most significant impacts include a lower U.S. federal corporate income tax rate applied to our fiscal 2018, a revaluing of U.S. net deferred taxes, and a new transition tax on the deemed repatriation of certain foreign earnings. The phasing in of the lower corporate income tax rate resulted in a blended federal rate of 30.4% for fiscal 2018, compared with the previous 35% rate. The federal tax rate will be reduced to 21% in subsequent fiscal years.

We recorded a charge of $5.5 million in fiscal 2018, reflecting the net effect of the Tax Act. This included a $10.0 million charge for the provisional re-measurement of certain deferred taxes and related amounts, a provisional $0.2 million of income tax expense for the estimated effects of the transition tax, and a benefit of $4.7 million primarily related to the lower blended federal tax rate.

In December of 2017, the Securities and Exchange Commission staff issued guidance which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations. As of April 28, 2018, we have not completed our accounting for all of the tax effects associated with the enactment of the Tax Act. However, we made reasonable estimates, based on our current interpretation of the Tax Act, to record provisional adjustments during fiscal 2018. We may alter our estimates as we continue to accumulate and process data to finalize the underlying calculations and review further guidance that we expect regulators to issue. We are also analyzing other provisions of the Tax Act to determine if they will impact our effective tax rate in the future. We will continue to refine our adjustments through the permissible measurement period, which is not to extend beyond one year of the enactment date.

Impacting our effective tax rate for fiscal 2018, in addition to the above items related to the Tax Act, was a net tax benefit primarily of $2.4 million from research and development credits related to amended prior-year tax returns and the release of valuation allowances relating to certain U.S. state deferred tax assets and state income tax credits. Absent discrete adjustments, the effective tax rate in fiscal 2018 would have been 30.6%.

Impacting our effective tax rate for fiscal 2017 was a net tax benefit of $1.4 million primarily from the release of valuation allowances relating to certain U.S. state deferred tax assets and state income tax credits. Absent discrete adjustments, the effective tax rate in fiscal 2017 would have been 34.6%.

Impacting our effective tax rate for fiscal 2016 was a net tax benefit of $0.3 million for the release of valuation allowances relating to certain U.S. state deferred tax assets. Absent discrete adjustments, the effective tax rate in fiscal 2016 would have been 35.6%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash, cash equivalents and restricted cash of $136.9 million at April 28, 2018, compared with $150.9 million at April 29, 2017. In addition, we had investments to enhance our returns on cash of $34.4 million at April 28, 2018, compared with $33.1 million at April 29, 2017.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 28, 2018, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.

Capital expenditures for fiscal 2018 were $36.3 million compared with $20.3 million for fiscal 2017. Capital expenditures were higher in fiscal 2018 primarily due to the construction of our new Innovation Center in Dayton, Tennessee, which we expect to be completed during the first quarter of fiscal 2019. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $55 to $65 million for fiscal 2019. Additionally, we expect capital expenditures to be higher during fiscal 2019 than fiscal 2018 due to the construction of a new corporate office building and a plant expansion for our England subsidiary, plant upgrades to our manufacturing facility in Dayton, Tennessee, and the relocation of one of our regional distribution centers, all of which we anticipate being completed by the end of fiscal 2019.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

We believe our cash flows from operations, present cash, cash equivalents and restricted cash balance of $136.9 million, short and long-term investments to enhance returns on cash of $34.4 million, and current excess availability under our credit facility of $148.1 million, will be sufficient to fund our business needs, including fiscal 2019 contractual obligations of $166.2 million as presented in our contractual obligations table. Included in our cash, cash equivalents and restricted cash at April 28, 2018, is $30.8 million held by foreign subsidiaries for which we have determined the amounts to be permanently reinvested.

The following table illustrates the main components of our cash flows:

	Year Ended
	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/28/2018	4/29/2017	4/30/2016
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$115,750	$147,990	$114,509
Net cash used for investing activities	(55,224)	(65,230)	(37,229)
Net cash used for financing activities	(76,255)	(53,414)	(63,195)
Exchange rate changes	1,741	178	(688)

Change in cash, cash equivalents and restricted cash	$(13,988)	$29,524	$13,397

Operating Activities

During fiscal 2018, net cash provided by operating activities was $115.8 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2018 and a $6.6 million increase in accounts payable that is primarily due to standardizing payment terms with our vendors, which resulted in many payment terms being extended.

During fiscal 2017, net cash provided by operating activities was $148.0 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2017 and a $12.5 million reduction in inventory. Our ability to improve our inventory efficiency and productivity more than offset an increase in finished goods inventory during fiscal 2017.

During fiscal 2016, net cash provided by operating activities was $114.5 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2016 and cash collections of accounts receivable of $10.7 million, driven by the improvement in the financial health of our customer base, especially our independent La-Z-Boy Furniture Galleries® dealers. Somewhat offsetting these items were cash used to fund increases in inventories of $14.6 million and a contribution to our pension plan of $7.0 million. Our inventories were higher in fiscal 2016 primarily due to higher raw materials inventory, mainly leather and fabric sets, to improve our service levels to our customers.

Investing Activities

During fiscal 2018, net cash used for investing activities was $55.2 million, which included $15.9 million to fund the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, $36.3 million for capital expenditures, and $5.9 million for net investment increases. Capital expenditures during the period primarily related to spending on the construction of our new Innovation Center, manufacturing machinery and equipment, and our continued ERP system implementation. Additionally, under the terms of the purchase agreement for the La-Z-Boy wholesale business in the United Kingdom and Ireland, payment for the business was due 90 business days following the date of acquisition, and accordingly, we made that payment during the first quarter of fiscal 2018.

During fiscal 2017, net cash used for investing activities was $65.2 million, which included $35.9 million for acquisitions of retail stores, $20.3 million for capital expenditures, and $9.8 million for net investment increases. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, and construction of our new Innovation Center.

During fiscal 2016, net cash used for investing activities was $37.2 million, which included $23.3 million for acquisitions of retail stores, and $24.7 million for capital expenditures, which was somewhat offset by net investment decreases of $7.7 million. Capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, our continued ERP system implementation, our e-commerce web site, and the relocation of one of our regional distribution centers. Additionally, the above uses of cash were partially offset by proceeds from the sale of assets, including assets previously held for sale.

Financing Activities

During fiscal 2018, net cash used for financing activities was $76.3 million, including $56.7 million used to purchase our common stock and $22.0 million paid to our shareholders in quarterly dividends.

During fiscal 2017, net cash used for financing activities was $53.4 million, including $36.0 million used to purchase our common stock and $20.7 million paid to our shareholders in quarterly dividends.

During fiscal 2016, net cash used for financing activities was $63.2 million, including $44.1 million used to purchase our common stock and $18.1 million paid to our shareholders in quarterly dividends.

Our board of directors has authorized the purchase of company stock. As of April 28, 2018, 6.7 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 2.0 million shares during fiscal 2018 for a total of $56.7 million. We expect to continue to be opportunistic in purchasing company stock with the cash flows we anticipate generating in fiscal 2019.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Capital lease obligations	$422	$223	$199	$—	$—
Operating lease obligations	360,351	68,108	119,014	81,914	91,315
Purchase obligations*	97,677	97,677	—	—	—
Contingent consideration	344	—	344	—	—
Toll charge tax liability**	228	228	—	—	—
Total contractual obligations	$459,022	$166,236	$119,557	$81,914	$91,315

*We have purchase order commitments of $97.7 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

**Under the 2017 Tax Act, we recorded a toll charge liability for the one-time deemed repatriation of unremitted foreign earnings. We expect to pay the toll charge all in one year.

Our consolidated balance sheet at the end of fiscal 2018 reflected a $1.0 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

Continuing compliance with existing federal, state and local statutes addressing protection of the environment is not expected to have a significant effect upon our capital expenditures, earnings, competitive position or liquidity.

Business Outlook

The future for La-Z-Boy Incorporated is promising as we execute strategic initiatives to drive growth, deliver top-quartile profitability performance within the industry, and provide increasing returns to shareholders. We are making strategic investments across the company to ensure we remain a leader in the dynamic marketplace while delivering an enhanced customer experience through a combination of investments in online, in-store and in-home design options and services. Our consistent cash flow enables us to continue to invest in our brand and world-class global supply chain which we believe is a key to long-term success and meaningful financial returns for investors while providing the ability to pursue a multi-faceted e-commerce strategy to capture a new and younger consumer.  During the summer months, the furniture industry typically experiences weaker demand, and the majority of our plants shut down for one week of vacation and maintenance in July, during the first quarter.  Accordingly, the first quarter is usually the company’s weakest in terms of sales and earnings.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. In some cases, these principles require management to make difficult and subjective judgments regarding uncertainties and, as a result, such estimates and assumptions may significantly impact our financial results and disclosures. We base our estimates on currently known facts and circumstances, prior experience and other assumptions we believe to be reasonable. We use our best judgment in valuing these estimates and may, as warranted, use external advice. Actual results could differ from these estimates, assumptions, and judgments and these differences could be significant. We make frequent comparisons throughout the year of actual experience to our assumptions to reduce the likelihood of significant adjustments. We record adjustments when differences are known. The following critical accounting policies affect our consolidated financial statements.

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

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Using either quoted market prices or an analysis of undiscounted projected future cash flows by asset groups, we determine whether there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating segments in our Upholstery reportable segment, our Casegoods segment, each of our retail stores, and other corporate assets.

Intangible Assets and Goodwill

We test intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name, and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores we have acquired. We have amortizable intangible assets related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which are primarily comprised of acquired customer relationships. We establish the fair value of our trade name and reacquired rights based upon the relief from royalty method. We establish the fair value of our other amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and also using the relief from royalty method.

Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores and the La-Z-Boy wholesale business in the United Kingdom and Ireland. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland is that business. We establish the fair value for the reporting unit based on the discounted cash flows to determine if the fair value of our goodwill exceeds its carrying value.

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

We have various excess loss coverages for health insurance, auto, product liability and workers’ compensation liabilities. Our deductibles generally do not exceed $1.5 million.

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

We evaluate our pension plan discount rate assumption annually. The discount rate is based on a single rate developed after matching a pool of high-quality bond payments to the plan’s expected future benefit payments. We used a discount rate of 4.2% at April 28, 2018, compared with a rate of 4.1% at both April 29, 2017 and April 30, 2016. We used the same methodology for determining the discount rate in fiscal 2018, fiscal 2017, and fiscal 2016.

We fund pension benefits through deposits with trustees and satisfy, at a minimum, the applicable funding regulations.

In addition to evaluating the discount rate we use to determine our pension obligation, each year we evaluate our assumption as to our expected return on plan assets, taking into account the trust’s asset allocation, investment strategy, and returns expected to be earned over the life of the plan. The rate of return assumption was 4.2% and 4.5% at April 28, 2018 and April 29, 2017, respectively. The expected rate of return assumption as of April 28, 2018, will be used to determine pension expense for fiscal 2019.

We are planning to make a discretionary contribution of approximately $7 million to our defined benefit pension plan in fiscal 2019, although no contribution is required. After considering all relevant assumptions, we expect that the plan’s fiscal 2019 pension expense will be approximately $3.8 million, compared with $4.2 million in fiscal 2018. A 25 basis point change in our discount rate or expected return on plan assets would not have a material impact on our results of operations.

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

Stock-Based Compensation

We measure stock-based compensation cost for equity-based awards on the grant date based on the awards’ fair value, and recognize expense over the vesting period. We measure stock-based compensation cost for liability-based awards on the grant date based on the awards’ fair value, and recognize expense over the vesting period. We remeasure the liability for these awards and adjust their fair value at the end of each reporting period until paid. We recognize compensation cost for stock-based awards that vest based on performance conditions ratably over the vesting periods when the vesting of such awards becomes probable. Determining the probability of award vesting requires judgment, including assumptions about future operating performance. While the assumptions we use to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of our management’s best judgment. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could be materially different in the future.

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

Recent Accounting Pronouncements

The following is a discussion of the recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that we are currently assessing and which we believe could have a significant impact on our financial statements or related disclosures.

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective beginning with our fiscal 2019. We will apply the modified retrospective approach when we implement the new standard in fiscal 2019. We have reviewed substantially all of our contracts and other revenue streams and determined that while the application of the new standard will not have a material change in the amount of or timing for recognizing revenue, we anticipate that it will have a significant impact on our financial statement disclosures related to disaggregated revenue, customer deposits and contract assets and liabilities, as well as the presentation of contract assets and liabilities on our consolidated balance sheet.

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

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard permits early adoption with the requirement to adopt by our fiscal 2021.We plan to early adopt this standard in fiscal 2019. We do not believe that adoption of this standard will have a material impact on consolidated financial statements or disclosures.

In February 2018, the FASB issued a new accounting standard that allows entities to reclass stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate which left the tax effects on items within accumulated other comprehensive income stranded at the historical tax rate. This standard may be early adopted in any interim period and should be applied either in the period of adoption or retrospectively to each period that was affected by the change in the federal corporate tax rate under the Tax Act. This standard will be effective for our fiscal 2020. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 28, 2018, we could be exposed to market risk from changes in interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2019.

We are exposed to market risk from changes in the value of foreign currencies primarily related to our plant in Mexico, our wholesale and retail businesses in Canada, our wholesale business in the United Kingdom, and our majority-owned joint ventures in Thailand. In Mexico, we pay wages and other local expenses in Mexican Pesos. In our Canada wholesale business we pay wages and other local expenses in Canadian Dollars. We recognize sales and pay wages and other local expenses related to our wholesale business in the United Kingdom in Great British Pounds, and our Canadian retail business in Canadian Dollars. In Thailand, we pay wages and other local expenses in the Thai Baht. Nonetheless, gains and losses resulting from market changes in the value of foreign currencies have not had and are not currently expected to have a significant effect on our consolidated results of operations. A decrease in the value of foreign currencies in relation to the U.S. Dollar could impact the profitability of some of our vendors and translate into higher prices from our suppliers, but we believe that, in that event, our competitors would experience a similar impact.

We are exposed to market risk with respect to commodity and transportation costs, principally related to commodities we use in producing our products, including steel, wood and polyurethane foam, in addition to transportation costs for delivering our products. As commodity prices and transportation costs increase, we determine whether a price increase to our customers to offset these increases is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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

The board of directors exercised its oversight role with respect to our systems of internal control primarily through its audit committee, which is comprised of independent directors. The committee oversees our systems of internal control, accounting practices, financial reporting and audits to assess whether their quality, integrity, and objectivity are sufficient to protect shareholders’ investments.

In addition, our consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, whose report also appears in this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 28, 2018. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of April 28, 2018, as stated in its report which appears herein.

/s/ Kurt L. Darrow
Kurt L. Darrow
Chairman, President and Chief Executive Officer
June 19, 2018

/s/ Louis M. Riccio Jr.
Louis M. Riccio Jr.
Senior Vice President and Chief Financial Officer
June 19, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of La-Z-Boy Incorporated and its subsidiaries as of April 28, 2018 and April 29, 2017, and the related consolidated statements of income, of comprehensive income, of changes in equity and cash flows for each of the three years in the period ended April 28, 2018, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 28, 2018 and April 27, 2017, and the results of their operations and their cash flows for each of the three years in the period ended April 28, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan

June 19, 2018

We have served as the Company’s auditor since 1968.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Sales	$1,583,947	$1,520,060	$1,525,398
Cost of sales	961,200	910,757	940,420
Gross profit	622,747	609,303	584,978
Selling, general and administrative expense	493,378	475,961	459,647
Operating income	129,369	133,342	125,331
Interest expense	538	1,073	486
Interest income	1,709	981	827
Other income (expense), net	(1,650)	(2,510)	(629)
Income before income taxes	128,890	130,740	125,043
Income tax expense	47,295	43,756	44,080
Net income	81,595	86,984	80,963
Net income attributable to noncontrolling interests	(729)	(1,062)	(1,711)
Net income attributable to La-Z-Boy Incorporated	$80,866	$85,922	$79,252

Basic weighted average common shares	47,621	48,963	50,194
Basic net income attributable to La-Z-Boy Incorporated per share	$1.69	$1.75	$1.57

Diluted weighted average common shares	48,135	49,470	50,765
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.67	$1.73	$1.55

Dividends declared per share	$0.46	$0.42	$0.36

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Net income	$81,595	$86,984	$80,963
Other comprehensive income (loss)
Currency translation adjustment	4,435	(428)	(2,557)
Change in fair value of cash flow hedges, net of tax	80	360	274
Net unrealized gains (losses) on marketable securities, net of tax	(376)	694	(547)
Net pension amortization and actuarial gain, net of tax	4,665	545	374
Total other comprehensive income (loss)	8,804	1,171	(2,456)
Total comprehensive income before noncontrolling interests	90,399	88,155	78,507
Comprehensive income attributable to noncontrolling interests	(1,849)	(1,116)	(1,116)
Comprehensive income attributable to La-Z-Boy Incorporated	$88,550	$87,039	$77,391

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/28/2018	4/29/2017
Current assets
Cash and equivalents	$134,515	$141,860
Restricted cash	2,356	8,999
Receivables, net of allowance of $1,956 at 4/28/18 and $2,563 at 4/29/17	154,055	150,846
Inventories, net	184,841	175,114
Other current assets	42,451	40,603
Total current assets	518,218	517,422
Property, plant and equipment, net	180,882	169,132
Goodwill	75,254	74,245
Other intangible assets, net	18,190	18,489
Deferred income taxes — long-term	21,265	40,131
Other long-term assets, net	79,158	69,436
Total assets	$892,967	$888,855

Current liabilities
Current portion of long-term debt	$223	$219
Accounts payable	62,403	51,282
Accrued expenses and other current liabilities	118,721	147,175
Total current liabilities	181,347	198,676
Long-term debt	199	296
Other long-term liabilities	86,205	88,778
Contingencies and commitments
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 46,788 outstanding at 4/28/18 and 48,472 outstanding at 4/29/17	46,788	48,472
Capital in excess of par value	298,948	289,632
Retained earnings	291,644	284,698
Accumulated other comprehensive loss	(25,199)	(32,883)
Total La-Z-Boy Incorporated shareholders’ equity	612,181	589,919
Noncontrolling interests	13,035	11,186
Total equity	625,216	601,105
Total liabilities and equity	$892,967	$888,855

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Cash flows from operating activities
Net income	$81,595	$86,984	$80,963
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on disposal of assets	(2,108)	(224)	384
Gain on conversion of investment	(2,204)	—	—
Gain on sale of investments	(770)	(471)	(436)
Change in deferred taxes	17,261	569	4,581
Change in provision for doubtful accounts	276	(291)	(660)
Depreciation and amortization	31,767	29,131	26,517
Stock-based compensation expense	9,474	8,864	8,292
Pension plan contributions	(2,000)	(2,300)	(7,000)
Change in receivables	(2,801)	(7,850)	10,730
Change in inventories	(8,009)	12,517	(14,621)
Change in other assets	(3,245)	(1,211)	4,148
Change in accounts payable	6,602	4,541	(1,007)
Change in other liabilities	(10,088)	17,731	2,618
Net cash provided by operating activities	115,750	147,990	114,509
Cash flows from investing activities
Proceeds from disposals of assets	1,440	761	3,054
Proceeds from property insurance	2,087	—	—
Capital expenditures	(36,337)	(20,304)	(24,684)
Purchases of investments	(28,593)	(29,763)	(21,009)
Proceeds from sales of investments	22,674	19,954	28,721
Acquisitions, net of cash acquired	(16,495)	(35,878)	(23,311)
Net cash used for investing activities	(55,224)	(65,230)	(37,229)
Cash flows from financing activities
Payments on debt	(262)	(288)	(508)
Payments for debt issuance costs	(231)	—	—
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	2,977	1,749	(1,728)
Excess tax benefit on stock option exercises	—	1,737	1,264
Purchases of common stock	(56,730)	(35,957)	(44,082)
Dividends paid	(22,009)	(20,655)	(18,141)
Net cash used for financing activities	(76,255)	(53,414)	(63,195)
Effect of exchange rate changes on cash and equivalents	1,741	178	(688)
Change in cash, cash equivalents and restricted cash	(13,988)	29,524	13,397
Cash, cash equivalents and restricted cash at beginning of period	150,859	121,335	107,938
Cash, cash equivalents and restricted cash at end of period	$136,871	$150,859	$121,335

Supplemental disclosure of non-cash investing activities Capital expenditures included in accounts payable	$5,667	$1,795	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 25, 2015	$50,747	$270,032	$235,506	$(32,139)	$8,954	$533,100
Net income			79,252		1,711	80,963
Other comprehensive loss				(1,861)	(595)	(2,456)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	243	97	(2,068)			(1,728)
Purchases of 1,659 shares of common stock	(1,659)	(346)	(42,077)			(44,082)
Stock option and restricted stock expense		8,292				8,292
Tax benefit from exercise of options		1,264				1,264
Dividends paid			(18,141)			(18,141)
At April 30, 2016	49,331	279,339	252,472	(34,000)	10,070	557,212
Net income			85,922		1,062	86,984
Other comprehensive income				1,117	54	1,171
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	504	2,992	(1,747)			1,749
Purchases of 1,363 shares of common stock	(1,363)	(3,300)	(31,294)			(35,957)
Stock option and restricted stock expense		8,864				8,864
Tax benefit from exercise of options		1,737				1,737
Dividends paid			(20,655)			(20,655)
At April 29, 2017	48,472	289,632	284,698	(32,883)	11,186	601,105
Net income			80,866		729	81,595
Other comprehensive income				7,684	1,120	8,804
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,046	(1,380)			2,977
Purchases of 1,995 shares of common stock	(1,995)	(4,204)	(50,531)			(56,730)
Stock option and restricted stock expense		9,474				9,474
Dividends paid			(22,009)			(22,009)
At April 28, 2018	$46,788	$298,948	$291,644	$(25,199)	$13,035	$625,216

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries’ (individually and collectively, “we,” “our,” or the “Company”) consolidated financial statements. It is important to note that our fiscal year 2018 and fiscal year 2017 included 52 weeks, whereas fiscal year 2016 included 53 weeks. The additional week in fiscal year 2016 was included in our fourth quarter.

Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales.

At April 28, 2018, we owned preferred shares of two privately-held companies, and a warrant to purchase common shares of one of the companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) basis for approximately 64% and 63% of our inventories at April 28, 2018, and April 29, 2017, respectively. Cost is determined for all other inventories on a first-in, first-out (“FIFO”) basis. The LIFO method of accounting is used for our La-Z-Boy U.S. wholesale business inventory and the imported finished goods inventory owned by our Casegoods Segment, while the FIFO method is used for the remainder of our inventory.

Property, Plant and Equipment

Items capitalized, including significant betterments to existing facilities, are recorded at cost. Capitalized computer software costs include internal and external costs incurred during the software’s development stage. Internal costs relate primarily to employee activities related to coding and testing the software under development. Computer software costs are depreciated over three to ten years. All maintenance and repair costs are expensed when incurred. Depreciation is computed principally using straight-line methods over the estimated useful lives of the assets.

Disposal and Impairment of Long-Lived Assets

Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of selling, general and administrative expenses.

We review the carrying value of our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating segments in our Upholstery reportable segment, our Casegoods segment, each of our retail stores, and other corporate assets.

Indefinite-Lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name, and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores we have acquired. The reacquired right to own and operate La-Z-Boy Furniture Galleries® stores are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. A Retailer Agreement remains in effect as long as the independent retailer is not in default under the terms of the agreement. We establish the fair value of our trade name and reacquired rights based upon the relief from royalty method.

Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores and the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. We have three geographic regions which are considered components of our Retail operating segment. These three geographic regions are aggregated into one reporting unit for goodwill because they are economically similar, they operate in a consistent manner across the regions, and each store supports and benefits from common research and development projects. Additionally, the goodwill is recoverable from each of the geographic regions working in concert because we can change the composition of the regions to strategically rebalance management and distribution capacity as needed. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland is that business. The estimated fair value for the reporting unit is determined based upon discounted cash flows. In situations where the fair value is less than the carrying value, indicating a potential impairment, a second comparison is performed using a calculation of implied fair value of goodwill to measure any such impairment.

Amortizable Intangible Assets

We test amortizable intangible assets for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We have amortizable intangible assets related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which primarily include acquired customer relationships. These intangible assets will be amortized between one and 15 years on a straight-line basis. We established the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and also using the relief from royalty method.

Investments

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. We evaluate our available-for-sale investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below our cost basis, the issuer’s financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

Life Insurance

Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other long-term assets on our consolidated balance sheet. The change in cash surrender or contract value is recorded as income or expense during each period.

Customer Deposits

We collect a deposit on a portion of the total merchandise price at the time a customer order is placed in one of our company-owned Retail stores, and on la-z-boy.com. We record this as a customer deposit, which is included in our accrued expenses and other current liabilities on our consolidated balance sheet. The balance of the order is paid in full prior to delivery of the product.

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

Our allowances for credit losses reflect our best estimate of probable losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, historic experience, and other currently available evidence. We had no gross notes receivable amounts outstanding and no corresponding allowance for credit losses on notes receivable at April 28, 2018, or at April 29, 2017.

Cost of Sales

Our cost of sales consists primarily of the cost to manufacture or purchase our merchandise, inspection costs, internal transfer costs, in-bound freight costs, outbound shipping costs, as well as warehousing costs, occupancy costs, and depreciation expense related to our manufacturing facilities and equipment.

During fiscal 2017 and fiscal 2016, we recorded a benefit related to legal settlements as part of cost of sales. Gross margin benefited 0.2 percentage points and 0.3 percentage points for fiscal 2017 and fiscal 2016, respectively, as a result of legal settlements.

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

Other Income (Expense), Net

Other income (expense), net, is made up primarily of foreign currency exchange net gain/(loss), gain/(loss) on the sale of investments, and all components of pension costs other than service costs.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $7.9 million, $8.0 million, and $6.3 million for the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016, respectively, and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $88.3 million, $82.1 million, and $70.8 million for the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016, respectively.

A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our dealers’ La-Z-Boy Furniture Galleries® stores, which reimburse us for about 30% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers’ reimbursement portion is reported as a component of sales.

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

Foreign Currency Translation

The functional currency of our wholesale Canadian and Mexico subsidiaries is the U.S. Dollar. Transaction gains and losses associated with translating our wholesale Canadian and Mexico subsidiaries’ assets and liabilities, which are non-U.S. Dollar denominated, are recorded in other income (expense), net in our consolidated statement of income. The functional currency of each of our other foreign subsidiaries is its respective local currency. Assets and liabilities of those subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period, with the corresponding translation effect included as a component of other comprehensive income. In connection with our Mexico subsidiary we have entered into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted expenses.

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

Commitments and Contingencies

We establish an accrued liability for legal matters when those matters present loss contingencies that are both probable and estimable. As a litigation matter develops and in conjunction with any outside counsel handling the matter, we evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. When a loss contingency is not both probable and estimable, we do not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation matter is deemed to be both probable and estimable, we will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, vehicle liability and the company-funded portion of employee-related health care benefits. Liabilities associated with these risks are estimated in part by considering historic claims experience, demographic factors, severity factors and other assumptions. Our workers’ compensation reserve is an undiscounted liability. We have various excess loss coverages for employee-related health care benefits, vehicle liability, product liability, and workers’ compensation liabilities. Our deductibles generally do not exceed $1.5 million.

Recent Accounting Pronouncements

Accounting pronouncements adopted in fiscal 2018

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard focused on simplifying the accounting for share-based payments, including accounting for income taxes, estimating forfeitures, and classifying certain share-based transactions in the consolidated statement of cash flows. We adopted this standard in the first quarter of fiscal 2018. Our adoption of this standard did not have a material impact on our consolidated financial statements. We did not record a cumulative-effect adjustment as we had no unrecognized excess tax benefits as of the end of fiscal 2017. We elected to continue estimating forfeiture rates on our share-based awards. We adjusted the consolidated statement of cash flows for fiscal 2017 and fiscal 2016 to conform to the current fiscal year presentation by reclassifying $1.8 million and $2.1 million, respectively, of cash paid related to shares swapped for taxes from a financing activity to an operating activity.

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

In November 2016, the FASB issued a new accounting standard that requires the statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash. Amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We early adopted this standard in fiscal 2018 with retrospective application. For fiscal 2017, this change resulted in a $9.0 million increase in cash, cash equivalents and restricted cash at both the beginning and end of the period on our consolidated statement of cash flows. In addition, removing the change in restricted cash from the consolidated statement of cash flows resulted in a decrease of less than $0.1 million in our net cash used for investing activities for fiscal 2017.  For fiscal 2016, this change resulted in a $9.6 million increase in cash, cash equivalents and restricted cash at the beginning of the period and a $9.0 million increase in cash, cash equivalents and restricted cash at the end of the period on our consolidated statement of cash flows. In addition, removing the change in restricted cash from the consolidated statement of cash flows resulted in an increase of $0.7 million in our net cash used for investing activities for fiscal 2016.

In March 2017, the FASB issued a new accounting standard that changed the presentation of pension costs in our consolidated statement of income. We elected to early adopt this standard in fiscal 2018, and it requires retrospective application. All components of pension costs other than service costs will now be presented in other income (expense), net rather than operating income in our consolidated statement of income. Adoption of this standard did not have a material impact on our consolidated statement of income for any periods presented. For fiscal 2017 and fiscal 2016, we reclassified pension costs of $2.8 million and $2.9 million, respectively, from operating income to other income (expense), net to conform to the current-year presentation.

Accounting pronouncements not yet adopted

In May 2014, the FASB issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective beginning with our fiscal 2019. We will apply the modified retrospective approach when we implement the new standard in fiscal 2019. We have reviewed substantially all of our contracts and other revenue streams and determined that while the application of the new standard will not have a material change in the amount of or timing for recognizing revenue, we anticipate that it will have a significant impact on our financial statement disclosures related to disaggregated revenue, customer deposits and contract assets and liabilities, as well as the presentation of contract assets and liabilities on our consolidated balance sheet.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for using the equity method of accounting, or that result in consolidation of the invested entity. We currently hold equity investments that we measure at fair value at the end of each reporting period, and we recognize changes in fair value through other comprehensive income (loss) as unrealized gains (losses). We are required to adopt this standard for our fiscal 2019 financial statements. Based on the fair value of our net unrealized gain as of April 28, 2018, adopting this standard would be immaterial to our consolidated financial statements. When we adopt this standard, we will reclassify our current net unrealized gains from accumulated other comprehensive income to retained earnings and record a cumulative-effect adjustment which, based on current fair value, will be immaterial to our consolidated financial statements. See Note 7 for additional information on our current investments.

In February 2016, the FASB issued a new accounting standard requiring all operating leases that a lessee enters into to be recorded on its balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. This standard will be effective beginning with our fiscal 2020. We are currently reviewing our leases and gathering the necessary information to adopt this standard when it becomes effective. We anticipate that adoption of this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases. See Note 10 for additional information on our current operating leases.

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

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This standard permits early adoption with the requirement to adopt by our fiscal

2021.We plan to early adopt this standard in fiscal 2019. We do not believe that adoption of this standard will have a material impact on our consolidated financial statements or disclosures.

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

In February 2018, the FASB issued a new accounting standard that allows entities to reclass stranded income tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings in their consolidated financial statements. Under the Tax Act, deferred taxes were adjusted to reflect the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate which left the tax effects on items within accumulated other comprehensive income stranded at the historical tax rate. This standard may be early adopted in any interim period and should be applied either in the period of adoption or retrospectively to each period that was affected by the change in the federal corporate tax rate under the Tax Act. This standard will be effective for our fiscal 2020. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

Note 2: Acquisitions

Upholstery segment acquisitions

In fiscal 2017, we acquired the La-Z-Boy wholesale business in the United Kingdom and Ireland. Per the terms of the purchase agreement, payment for the business was due 90 business days following the date of acquisition, and accordingly, we recorded a purchase price liability of $16.9 million, which included $1.0 million of contingent consideration at April 29, 2017, related to this acquisition, based on exchange rates at that date. The $15.9 million payment for the business was made in the first quarter of fiscal 2018.

At April 29, 2017, based on exchange rates at that date, we had $4.1 million of intangible assets ($3.6 million of which related to acquired customer relationships) recorded, which will be amortized between one and 15 years on a straight-line basis, and $12.2 million of goodwill, which primarily relates to the expected synergies resulting from the integration of the acquired wholesale business with our domestic wholesale business and the anticipated future benefits of these synergies. The intangible assets, excluding the acquired customer relationships will be amortized and deducted for income tax purposes between one and two years. We recorded the acquisition in our Upholstery segment.

Retail segment acquisitions

During fiscal 2018, we acquired the assets of an independent operator of one La-Z-Boy Furniture Galleries® store in Grand Rapids, Michigan for $0.6 million of cash.

During fiscal 2017, we acquired the assets of four independent operators of 14 La-Z-Boy Furniture Galleries® stores in Nevada, Canada, Pennsylvania, New York and New Jersey for $38.7 million, including $0.2 million of contingent consideration, $35.9 million of cash and $2.6 million of forgiveness of accounts receivable owed by these dealers.

During fiscal 2016, we acquired the assets of four independent operators of 11 La-Z-Boy Furniture Galleries® stores in Colorado, Wisconsin, North and South Carolina, and Ohio for $26.3 million, composed of $23.3 million of cash and $3.0 million of forgiveness of certain of these dealers’ accounts receivable and prepaid expenses.

In both the fiscal 2017 and fiscal 2016 acquisitions above, we agreed to forgive the dealers’ accounts and notes receivable as part of the negotiation of the purchase price with the dealers.

Prior to our retail acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers’ other assets. The reacquired rights are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. A Retailer Agreement remains in effect as long as the independent retailer is not in default under the terms of the agreement. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $0.3 million, $5.9 million, and $3.1 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively, related to these reacquired rights. We also recognized $24.9 million and $22.0 million of goodwill in fiscal 2017 and fiscal 2016, respectively, which primarily relates to the expected synergies resulting from the integration of the acquired stores and the anticipated future benefits of these synergies. All of the indefinite-lived intangible assets and goodwill assets for stores acquired in the United States will be amortized and deducted for federal income tax purposes over 15 years. A portion of the indefinite-lived intangible assets and goodwill assets for stores acquired in Canada will be amortized and deducted for income tax purposes on a declining balance until fully amortized.

We based the purchase price allocations on fair values at the dates of acquisition, and summarize them in the following table:

(Amounts in thousands)	Fiscal 2018 Acquisitions	Fiscal 2017 Acquisitions
Current assets	$595	$12,175
Goodwill and other intangible assets	255	46,921
Property, plant and equipment	—	1,106
Total assets acquired	850	60,202

Current liabilities acquired	(234)	(4,023)
Purchase price liability	—	(15,103)
Contingent consideration liability	—	(1,204)
Total liabilities	(234)	(20,330)

Total purchase price	$616	$39,872

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

(Unaudited, amounts in thousands)	4/28/2018	4/29/2017
Cash and cash equivalents	$134,515	$141,860
Restricted cash	2,356	8,999
Total cash, cash equivalents and restricted cash	$136,871	$150,859

Note 4: Inventories

(Amounts in thousands)	4/28/2018	4/29/2017
Raw materials	$86,214	$83,371
Work in process	12,254	11,320
Finished goods	109,183	101,444
FIFO inventories	207,651	196,135
Excess of FIFO over LIFO	(22,810)	(21,021)
Total inventories	$184,841	$175,114

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/28/2018	4/29/2017
Buildings and building fixtures	3 - 40 years	$200,370	$196,817
Machinery and equipment	3 - 15 years	147,542	141,071
Information systems and software	3 - 10 years	84,881	76,684
Land	—	14,626	14,565
Land improvements	3 - 30 years	15,362	15,178
Transportation equipment	3 - 10 years	13,929	14,905
Furniture and fixtures	3 - 15 years	20,812	20,390
Construction in progress		23,250	11,247
		520,772	490,857
Accumulated depreciation		(339,890)	(321,725)
Net property, plant and equipment		$180,882	$169,132

Depreciation expense for the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016, was $27.5 million, $25.4 million, and $23.3 million, respectively.

Note 6: Goodwill and Other Intangible Assets

Our goodwill, reacquired rights, and other intangible assets on our consolidated balance sheet relate to our acquisitions of La-Z-Boy Furniture Galleries® stores and our acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland. Details about our recent acquisitions can be found in Note 2. Our other intangible assets also include the American Drew trade name.

Our Upholstery reportable segment includes reporting units for La-Z-Boy, our England subsidiary, and our international wholesale business in the United Kingdom and Ireland, our Casegoods segment includes one reporting unit and our Retail segment includes one reporting unit. See Note 1 for additional information on our reporting units for goodwill. We test goodwill annually for impairment, using a qualitative approach for some items of goodwill if possible, and use a quantitative two-step approach for the rest. The key assumptions used in the two-step assessment of our goodwill at April 28, 2018, were a discount rate of 8.9%, a tax rate of 24.5% and a terminal growth rate of 2.0%. The relative fair value of our reporting units significantly exceeds the carrying value of our goodwill as of April 28, 2018. As of April 28, 2018, $62.3 million of our goodwill relates to our Retail segment, and we recorded the remainder in our Upholstery reportable segment as part of our international wholesale business in the United Kingdom and Ireland. We did not have any goodwill impairment in fiscal 2018, fiscal 2017, or fiscal 2016.

The following is a roll-forward of goodwill for the fiscal years ended April 28, 2018, and April 29, 2017:

(Amounts in thousands)	Goodwill
Balance at April 30, 2016	$37,193
Acquisitions	36,584
Translation adjustment	468
Balance at April 29, 2017	74,245
Acquisitions	—
Translation adjustment	1,009
Balance at April 28, 2018	$75,254

The following is a roll-forward of our other intangible assets for the fiscal years ended April 28, 2018, and April 29, 2017:

(Amounts in thousands)	Trade Names	Indefinite- Lived Reacquired Rights	Amortizable Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 30, 2016	$1,195	$7,363	$—	$—	$8,558
Acquisitions	—	5,978	829	3,530	10,337
Impairment charges	(40)	—	—	—	(40)
Amortization	—	—	(336)	(127)	(463)
Translation adjustment	—	(118)	31	184	97
Balance at April 29, 2017	1,155	13,223	524	3,587	18,489
Acquisitions	—	255	—	—	255
Impairment charges	—	—	—	—	—
Amortization	—	—	(542)	(417)	(959)
Translation adjustment	—	167	18	220	405
Balance at April 28, 2018	$1,155	$13,645	$—	$3,390	$18,190

Note 7: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other investments consisting of cost-basis preferred shares of two privately-held companies. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet. The following summarizes our investments at April 28, 2018, and April 29, 2017:

(Amounts in thousands)	4/28/2018	4/29/2017
Short-term investments:
Available-for-sale investments	$12,832	$15,040
Trading securities	94	6
Held-to-maturity investments	3,340	1,867
Total short-term investments	16,266	16,913

Long-term investments:
Available-for-sale investments	32,134	31,264
Cost basis investments	10,954	5,500
Total long-term investments	43,088	36,764

Total investments	$59,354	$53,677

Investments to enhance returns on cash	$34,359	$33,087
Investments to fund compensation/retirement plans	$14,041	$13,690
Other investments	$10,954	$6,900

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at April 28, 2018, and April 29, 2017:

Fiscal 2018

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,142	$(39)	$18,671
Fixed income	29	(418)	36,312
Mutual funds	—	—	94
Other	72	—	4,277
Total securities	$2,243	$(457)	$59,354

Fiscal 2017

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,796	$(83)	$13,610
Fixed income	729	(72)	37,580
Mutual funds	—	—	6
Other	1	(8)	2,481
Total securities	$2,526	$(163)	$53,677

The following table summarizes sales of available-for-sale securities (for the fiscal years ended):

	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/28/2018	4/29/2017	4/30/2016
Proceeds from sales	$22,674	$19,954	$28,721
Gross realized gains	1,302	926	997
Gross realized losses	(532)	(455)	(561)

At April 28, 2018, the fair value of fixed income available-for-sale securities by contractual maturity was $12.9 million within one year, $21.0 million within two to five years, $1.4 million within six to ten years and $1.0 million thereafter.

Note 8: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/28/2018	4/29/2017
Payroll and other compensation	$40,467	$45,229
Accrued product warranty, current portion	12,687	13,191
Customer deposits	31,282	26,595
Other current liabilities	34,285	62,160
Accrued expenses and other current liabilities	$118,721	$147,175

The decrease in other current liabilities of $27.9 million is primarily due to the $15.9 million payment for the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland (see Note 2). Per the terms of the purchase agreement, payment for the business was due 90 business days following the date of acquisition, and accordingly, the payment was made in the first quarter of fiscal 2018. In addition, other current liabilities decreased $8.4 million due to payment of a legal settlement (see Note 13 for additional information).

Note 9: Debt

(Amounts in thousands)	4/28/2018	4/29/2017
Capital leases	$422	$515
Less: current portion	(223)	(219)
Long-term debt	$199	$296

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 28, 2018, and at April 29, 2017, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.

Capital leases consist primarily of long-term commitments for the purchase of information technology equipment and have maturities ranging from fiscal 2019 to fiscal 2021. Interest rates range from 2.6% to 7.6%.

Maturities of long-term capital leases, subsequent to April 28, 2018, are $0.2 million in fiscal 2020 and less than $0.1 million in fiscal 2021.

Cash paid for interest during fiscal years 2018, 2017 and 2016 was $0.4 million, $0.5 million, and $0.5 million, respectively.

Note 10: Operating Leases

We have operating leases for numerous retail facilities, one manufacturing facility, executive and sales offices, warehouses and showrooms, as well as for transportation equipment, information technology, and other equipment. The operating leases expire at various dates through fiscal 2033. We have certain retail facilities which we sublease to outside parties. The total rent liability included in other long-term liabilities as of April 28, 2018, and April 29, 2017, was $13.2 million and $14.0 million, respectively.

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2019	$68,108	$3,200
2020	61,777	3,216
2021	57,237	2,566
2022	46,195	883
2023	35,719	457
2024 and beyond	91,315	912
Total	$360,351	$11,234

Rental expense and rental income for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Rental expense	$71,022	$68,452	$62,953
Rental income	3,039	3,604	4,650

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

A performance compensation retirement plan (“PCRP”) is maintained for eligible highly compensated employees. The company contributions to this plan are based on achievement of performance targets. As of April 28, 2018, and April 29, 2017, we had $0.2 million and $0.1 million, respectively, of obligations for this plan included in other current liabilities and $9.5 million and $8.3 million, respectively, included in other long-term liabilities.

We also maintain an executive deferred compensation plan for eligible highly compensated employees. An element of this plan allows contributions for eligible highly compensated employees. As of April 28, 2018, and April 29, 2017, we had $23.2 million and $20.3 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts related to this plan and the PCRP at April 28, 2018, and at April 29, 2017, with cash surrender values of $31.6 million and $27.8 million, respectively, which are included in other long-term assets. Mutual funds related to this plan are considered trading securities and are included in other current assets. This plan had $0.1 million in mutual funds at April 28, 2018, and less than $0.1 million in mutual funds at April 29, 2017.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $15.5 million and $16.7 million at April 28, 2018, and April 29, 2017, respectively, which represented the unfunded projected benefit obligation of this plan. During fiscal 2018 and fiscal 2017, the total cost recognized for this plan was $0.8 million and $0.9 million, respectively, which primarily related to interest cost. The actuarial loss recognized in accumulated other comprehensive loss was $0.2 million and the benefit payments during the year were $1.1 million for both fiscal 2018 and fiscal 2017. Benefit payments are scheduled to be approximately $1.1 million annually for the next ten years. The discount rate used to determine the obligations under this plan as of the end of fiscal 2018 and fiscal 2017 was 4.1% and 3.9%, respectively. This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (see Notes 7 and 19 for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2019; however, we have the discretion to make contributions to the Rabbi trust.

We also maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating unit. This plan is closed to new participants, but active participants continue to earn service credit. The measurement dates for the pension plan assets and benefit obligations were April 28, 2018, and April 29, 2017, in fiscal 2018 and fiscal 2017, respectively.

The changes in plan assets and benefit obligations were recognized in accumulated other comprehensive loss as follows (pre-tax) (for the fiscal years ended):

(Amounts in thousands)	4/28/2018	4/29/2017
Beginning of year net actuarial loss	$36,397	$36,850
Net current year actuarial (gain) loss	(2,546)	2,605
Amortization of actuarial loss	(3,120)	(3,058)
End of year net actuarial loss	$30,731	$36,397

In fiscal 2019, we expect to amortize $2.6 million of unrecognized actuarial losses as a component of pension expense.

The combined net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/28/2018	4/29/2017	4/30/2016
Service cost	$1,316	$1,278	$1,358
Interest cost	4,587	4,681	4,938
Expected return on plan assets	(4,818)	(4,978)	(4,997)
Net amortization and deferral	3,120	3,058	3,001
Net periodic pension cost (hourly plan)	4,205	4,039	4,300
401(k)*	7,093	7,124	6,657
PCRP*	1,347	1,488	3,088
Other*	360	51	318
Total retirement costs (excluding non-qualified defined benefit retirement plan)	$13,005	$12,702	$14,363

*Not determined by an actuary

The funded status of the defined benefit pension plan for eligible factory hourly employees was as follows:

(Amounts in thousands)	4/28/2018	4/29/2017
Change in benefit obligation
Benefit obligation at beginning of year	$114,185	$116,371
Service cost	1,316	1,278
Interest cost	4,587	4,681
Actuarial (gain) loss	(5,154)	14
Benefits paid	(5,694)	(7,728)
Administrative expenses	(455)	(431)
Benefit obligation at end of year	108,785	114,185

Change in plan assets
Fair value of plan assets at beginning of year	109,012	112,484
Actual return on plan assets	2,211	2,387
Employer contributions	2,000	2,300
Benefits paid	(5,694)	(7,728)
Administrative expenses	(455)	(431)
Fair value of plan assets at end of year	107,074	109,012

Funded status	$(1,711)	$(5,173)

Amounts included on the consolidated balance sheet related to the defined benefit pension plan for eligible factory hourly employees consist of:

(Amounts in thousands)	4/28/2018	4/29/2017
Other long-term liabilities	$(1,711)	$(5,173)

The actuarial assumptions for the defined benefit pension plan for eligible factory hourly employees were as follows (for the fiscal years ended):

	4/28/2018	4/29/2017	4/30/2016
Discount rate used to determine benefit obligations	4.2%	4.1%	4.1%
Discount rate used to determine net benefit cost	4.1%	4.1%	4.2%
Long-term rate of return	4.5%	4.5%	4.3%

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

Our investment objective is to minimize the volatility of the value of our pension assets relative to pension liabilities and to ensure assets are sufficient to pay plan benefits by matching the characteristics of our assets relative to our liabilities. At the end of fiscal 2018, over 85% of the plan’s assets were invested in fixed rate investments with a duration that approximates the duration of its liabilities, and the remainder of the assets was invested in equity investments.

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

The following table presents the fair value of the assets in our defined benefit pension plan for eligible factory hourly employees at April 28, 2018, and April 29, 2017. The various levels of the fair value hierarchy are described in Note 19.

Fiscal 2018

(Amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3
Cash and equivalents	$57	$3,272	$—
Equity funds	1,449	119	—
Debt funds	—	92,839	—
Total	$1,506	$96,230	$—

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2018.

Fiscal 2017

(Amounts in thousands)	Level 1 (b)	Level 2 (b)	Level 3
Cash and equivalents	$44	$3,730	$—
Equity funds	1,517	181	—
Debt funds	—	93,949	—
Total	$1,561	$97,860	$—

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

We hold common trust funds composed of shares or units in open ended funds with active issuances and redemptions. The value of these funds is determined based on the net asset value of the funds, the underlying assets of which are publicly traded on exchanges. In accordance with recently issued accounting standards, we no longer include these investments in our asset leveling using the fair value hierarchy. The fair value of the investments measured using net asset value at April 28, 2018 and April 29, 2017 was $9.3 million and $9.6 million, respectively.

Our funding policy is to contribute to our defined benefit pension plan amounts sufficient to meet the minimum funding requirement as defined by employee benefit and tax laws, plus additional amounts which we determine to be appropriate. During both fiscal 2018 and fiscal 2017, we voluntarily contributed $2.0 million and $2.3 million, respectively, to our defined benefit pension plan. We currently expect to voluntarily contribute approximately $7 million to our defined benefit pension plan during fiscal 2019.

The expected benefit payments by our defined benefit pension plan for eligible factory hourly employees for each of the next five fiscal years and for periods thereafter are presented in the following table:

(Amounts in thousands)	Benefit Payments
2019	$6,620
2020	6,723
2021	6,830
2022	6,926
2023	6,997
2024 to 2028	35,077
$69,173

Note 12: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims based on our claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 95% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our warranties cover labor costs relating to our parts for one year. Our warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/28/2018	4/29/2017
Balance as of the beginning of the year	$21,870	$20,511
Accruals during the year	19,120	20,875
Settlements during the year	(19,785)	(19,516)
Balance as of the end of the year	$21,205	$21,870

As of April 28, 2018, and April 29, 2017, we included $12.7 million and $13.2 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented primarily to reflect charges that relate to warranties issued during the respective periods. Our accrual adjustments reflect a change in the prior estimates of our product warranty liability.

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

We were a party to a civil lawsuit over a contract that the other party claimed required us to make payments in respect of certain power units. Following a verdict in the lawsuit during fiscal 2016, we recognized expense of $5.5 million in our consolidated statement of income. Subsequent to that verdict, we accrued $3.9 million of expense for royalties and interest related to this matter in our consolidated statement of income, for sales of certain power units from February 2016 through October 2017.

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

Note 14: Stock-Based Compensation

In fiscal 2018, our shareholders approved the La-Z-Boy Incorporated 2017 Omnibus Incentive Plan which provides for the grant of stock options, stock appreciation rights, restricted stock, stock units (including deferred stock units), unrestricted stock, dividend equivalent rights, and short-term cash incentive awards. Under this plan, as amended, the aggregate number of common shares that may be issued through awards of any form is 5.9 million shares.

Awards granted in fiscal 2018 were made under our La-Z-Boy Incorporated 2010 Omnibus Incentive Plan. As of the end of fiscal 2018, no grants may be issued under this plan or any of our previous plans.

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Equity-based awards expense	$9,474	$8,864	$8,292
Liability-based awards expense	405	1,687	1,355
Total stock-based compensation expense	$9,879	$10,551	$9,647

Stock Options. The La-Z-Boy Incorporated 2010 Omnibus Incentive Plan authorized grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. We granted 573,591 stock options to employees during the first quarter of fiscal 2018, and we also have stock options outstanding from previous grants. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. We expense options granted to retirement-eligible employees immediately. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of ten years.

Stock option expense recognized in selling, general and administrative expense for fiscal 2018, fiscal 2017, and fiscal 2016 was $4.2 million, $3.4 million, and $3.2 million, respectively. We received $4.4 million, $3.6 million, and $0.4 million in cash during fiscal 2018, fiscal 2017, and fiscal 2016, respectively, for exercises of stock options.

Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 29, 2017	1,509	$22.70	7.6	$7,638
Granted	574	27.25
Canceled	(40)	26.58
Exercised	(206)	21.40		$2,152
Outstanding at April 28, 2018	1,837	$24.18	7.4	$9,407
Exercisable at April 28, 2018	732	$20.57	5.9	$6,388

The aggregate intrinsic value of options exercised was $4.9 million and $0.6 million in fiscal 2017 and fiscal 2016, respectively. As of April 28, 2018, our total unrecognized compensation cost related to non-vested stock option awards was $1.9 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.5 years. During the year ended April 28, 2018, 0.4 million shares vested.

We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant. The fair value of stock options granted during fiscal 2018, fiscal 2017, and fiscal 2016 were calculated using the following assumptions:

	Fiscal 2018 Grant	Fiscal 2017 Grant	Fiscal 2016 Grant
Risk-free interest rate	1.84%	1.30%	1.54%
Dividend rate	1.61%	1.54%	1.20%
Expected life in years	5.0	5.0	5.0
Stock price volatility	32.12%	38.87%	44.37%
Fair value per share	$7.16	$7.99	$9.69

Stock Appreciation Rights. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors was authorized to award stock appreciation rights to certain employees. We did not grant any SARs to employees during fiscal 2018, but we have SARs outstanding from previous grants. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period. These awards vest at 25% per year, beginning one year from the grant date for a term of four years, with accelerated vesting upon retirement. We expense SARs granted to retirement-eligible employees immediately. We estimate the fair value of SARs at the end of each reporting period using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We base the average expected life on the contractual term of the SARs and expected employee exercise trends (which is consistent with the expected life of our option awards). We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the end of the reporting period. We recognized compensation expense of $0.3 million, $0.7 million, and $0.1 million related to SARs in selling, general and administrative expense for the years ended April 28, 2018, April 29, 2017, and April 30, 2016, respectively.

We have no remaining unrecognized compensation cost at April 28, 2018, relating to SAR awards as they are all fully vested, but we will continue to re-measure these awards to reflect the fair value at the end of each reporting period until all awards are exercised or forfeited.

In fiscal 2013, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013. These awards have exceeded their expected life and are re-measured based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At April 28, 2018, the intrinsic value per share of these awards was $17.33.

In fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 26, 2014. At April 28, 2018, we measured the fair value of these SARs using the following assumptions:

Fiscal 2014 Grant
Risk-free interest rate	1.64%
Dividend rate	1.64%
Expected life in years	0.13
Stock price volatility	18.79%
Fair value per share	$10.22

Restricted Stock. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors was authorized to award restricted common shares to certain employees. We awarded 107,662 shares of restricted stock to employees during fiscal 2018. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because upon vesting, they will be settled in common shares. The weighted average fair value of the restricted stock that was awarded in fiscal 2018 was $27.45 per share, the market value of our common shares on the date of grant. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years. We recorded expense related to the restricted stock in selling, general and administrative expense of $2.2 million, $1.7 million, and $1.1 million during fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Our unrecognized compensation cost at April 28, 2018, related to restricted shares was $4.4 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 2.5 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 28, 2018:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 29, 2017	209	$25.72
Granted	108	27.45
Vested	(69)	25.44
Canceled	(15)	26.36
Non-vested shares at April 28, 2018	233	$26.56

Restricted stock awards granted to directors are offered at no cost to the directors and vest when a director leaves the board. During fiscal 2018, fiscal 2017, and fiscal 2016 we granted less than 0.1 million of restricted stock each year to our non-employee directors. We account for these restricted stock awards as equity-based awards as they will be settled in shares of our common stock upon vesting. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $23.85, $27.10, and $27.74 for the awards granted in fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Our expense relating to the non-employee directors restricted stock which we recorded in selling, general and administrative expense was $0.7 million in fiscal 2018 and $0.6 million in both fiscal 2017 and fiscal 2016.

Restricted Stock Units. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors was authorized to award restricted stock units to certain employees and our non-employee directors.

We did not grant any restricted stock units to employees during fiscal 2018, and we have no restricted stock units outstanding from previous grants since the final vesting of outstanding restricted stock units occurred in the first quarter of fiscal 2018. We account for these units as liability-based awards because upon vesting, these awards will be paid in cash. We measure and recognize initial compensation expense based on the market value (intrinsic value) of our common stock on the grant date and amortize the expense over the vesting period. We re-measure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. Restricted stock units vest at 25% per year, beginning one year from the grant date for a term of four years. We recognized compensation expense related to restricted stock units previously granted to employees of $0.9 million, $0.8 million, and $1.4 million in selling, general and administrative expense for the years ended April 28, 2018, April 29, 2017, and April 30, 2016, respectively. We have no remaining unrecognized compensation cost at April 28, 2018, relating to restricted stock unit awards, as they are fully vested.

The following table summarizes information about non-vested stock units as of and for the year ended April 28, 2018:

	Units (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested units at April 29, 2017	23	$19.80
Vested	(23)	19.80
Non-vested units at April 28, 2018	—	$—

Performance Awards. Under the La-Z-Boy Incorporated 2010 Omnibus Incentive Plan, the Compensation Committee of the board of directors was authorized to award common shares and stock units to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee’s termination during the vesting period, the potential right to earn shares/units under this program is generally forfeited.

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

The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with the company through the end of the three-year-performance periods. The following table summarizes the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 29, 2017	559	$24.87
Granted	356	25.93
Vested	(89)	22.91
Unearned or cancelled	(285)	25.54
Outstanding shares at April 28, 2018	541	$25.52

We account for performance-based shares as equity-based awards because upon vesting, they will be settled in common shares. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2018, fiscal 2017, and fiscal 2016 that vest based on attaining performance goals was $25.93, $24.79, and $25.73, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2018, fiscal 2017, and fiscal 2016 grants of shares that vest based on market conditions was $36.24, $33.32, and $34.40, respectively. Our unrecognized compensation cost at April 28, 2018, related to performance-based shares was $2.9 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.4 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/28/2018	4/29/2017	4/30/2016
Fiscal 2014 grant	$—	$—	$926
Fiscal 2015 grant	—	675	840
Fiscal 2016 grant	1,052	1,284	1,610
Fiscal 2017 grant	455	1,109	—
Fiscal 2018 grant	887	—	—
Total expense	$2,394	$3,068	$3,376

We account for performance-based units as liability-based awards because upon vesting, they will be paid in cash. For units that vest based on our results relative to performance goals, we expense as compensation cost over the performance period the fair value of each unit, taking into account the probability that the performance goals will be attained. We have not granted performance-based units since fiscal 2014. These awards vested at the end of fiscal 2016 and were completely expensed by that time. In fiscal 2016, we recognized no expense related to performance-based units because the cost of the units was offset by declines in their fair value.

Previously Granted Deferred Stock Units. We account for awards under our deferred stock unit plan for non-employee directors as liability-based awards because upon exercise these awards will be paid in cash. We measure and recognize compensation expense based on the market price of our common stock on the grant date. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 28, 2018, we had 0.1 million deferred stock units outstanding. We recorded (income)/expense relating to deferred stock units in selling, general and administrative of $0.1 million, $0.2 million, and $(0.2) million during fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Our liability related to these awards was $2.0 million and $1.9 million at April 28, 2018, and April 29, 2017, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

Note 15: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016, were as follows:

(Amounts in thousands)	Translation Adjustment	Change in Fair Value of Cash Flow Hedge	Unrealized Gain on Marketable Securities	Net Pension Amortization and Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Loss
Balance at April 25, 2015	$1,517	$(560)	$1,605	$(34,701)	$(32,139)
Changes before reclassifications	(1,962)	(1,711)	(447)	(2,612)	(6,732)
Amounts reclassified to net income	—	2,154	(436)	3,216	4,934
Tax effect	—	(169)	336	(230)	(63)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,962)	274	(547)	374	(1,861)
Balance at April 30, 2016	(445)	(286)	1,058	(34,327)	(34,000)
Changes before reclassifications	(482)	(1,478)	1,592	(2,410)	(2,778)
Amounts reclassified to net income	—	2,060	(471)	3,290	4,879
Tax effect	—	(222)	(427)	(335)	(984)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(482)	360	694	545	1,117
Balance at April 29, 2017	(927)	74	1,752	(33,782)	(32,883)
Changes before reclassifications	3,315	164	844	3,257	7,580
Amounts reclassified to net income	—	(208)	(1,420)	3,341	1,713
Tax effect	—	124	200	(1,933)	(1,609)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	3,315	80	(376)	4,665	7,684
Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)

We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other income in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through selling, general and administrative expense.

The components of non-controlling interest at April 28, 2018, April 29, 2017, and April 30, 2016 were as follows:

(Amounts in thousands)	4/28/2018	4/29/2017	4/30/2016
Balance as of the beginning of the year	$11,186	$10,070	$8,954
Net income	729	1,062	1,711
Other comprehensive income (loss)	1,120	54	(595)
Balance as of the end of the year	$13,035	$11,186	$10,070

Note 16: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. Our Upholstery reportable segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. These operating segments are aggregated into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Casegoods Segment. Our Casegoods segment consists of one operating segment, and sells furniture under three brands: American Drew, Hammary, and Kincaid. The Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment, and includes our 146 company-owned La-Z-Boy Furniture Galleries® stores. During fiscal 2018, fiscal 2017, and fiscal 2016, we acquired La-Z-Boy Furniture Galleries® stores in various markets. All of these acquired stores were previously independently owned and operated (see Note 2 for more detail related to these acquisitions). The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

The accounting policies of the operating segments are the same as those described in Note 1. We account for intersegment revenue transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the appropriate Upholstery or Casegoods segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, other income (expense) and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, goodwill and other intangible assets. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets. Sales are attributed to countries on the basis of the customer’s location.

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Sales
Upholstery segment:
Sales to external customers	$1,010,097	$986,917	$1,027,615
Intersegment sales	217,266	204,526	188,190
Upholstery segment sales	1,227,363	1,191,443	1,215,805

Casegoods segment:
Sales to external customers	95,919	87,181	92,601
Intersegment sales	15,474	13,047	9,939
Casegoods segment sales	111,393	100,228	102,540

Retail segment sales	474,613	443,238	402,479

Corporate and Other:
Sales to external customers	3,318	2,724	2,703
Intersegment sales	9,421	6,437	3,720
Corporate and Other sales	12,739	9,161	6,423

Eliminations	(242,161)	(224,010)	(201,849)
Consolidated sales	$1,583,947	$1,520,060	$1,525,398

Operating Income (Loss)
Upholstery segment	$130,349	$148,996	$137,135
Casegoods segment	11,641	8,623	7,734
Retail segment	20,709	19,205	25,567
Corporate and Other	(33,330)	(43,482)	(45,105)
Consolidated operating income	129,369	133,342	125,331
Interest expense	538	1,073	486
Interest income	1,709	981	827
Other income (expense), net	(1,650)	(2,510)	(629)
Income before income taxes	$128,890	$130,740	$125,043

Depreciation and Amortization
Upholstery segment	$15,823	$14,692	$13,559
Casegoods segment	993	863	874
Retail segment	3,758	3,131	2,800
Corporate and Other	11,193	10,445	9,284
Consolidated depreciation and amortization	$31,767	$29,131	$26,517

Capital Expenditures
Upholstery segment	$30,049	$13,193	$14,744
Casegoods segment	711	786	562
Retail segment	3,377	2,831	3,245
Corporate and Other	2,200	3,494	6,133
Consolidated capital expenditures	$36,337	$20,304	$24,684

(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Assets
Upholstery segment	$363,864	$357,889	$323,411
Casegoods segment	57,312	53,064	51,165
Retail segment	177,853	172,601	146,963
Unallocated assets	293,938	305,301	278,490
Consolidated assets	$892,967	$888,855	$800,029

Long-Lived Assets by Geographic Location
Domestic	$251,778	$239,198	$211,021
International	23,671	23,791	7,443
Consolidated long-lived assets	$275,449	$262,989	$218,464

Sales by Country
United States	87%	88%	89%
Canada	7%	7%	7%
Other	6%	5%	4%
Total	100%	100%	100%

Note 17: Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income, and new limitations on certain business deductions, will begin applying to us for our fiscal 2019. For fiscal 2018, the most significant impacts include a lower U.S. federal corporate income tax rate applied to our fiscal 2018 U.S. tax activity, a revaluing of net U.S. deferred taxes, and a new transition tax on the deemed repatriation of certain foreign earnings. As the Company is a fiscal year taxpayer, the lower corporate income tax rate is phased in, resulting in a blended federal rate of 30.4% for fiscal 2018, compared with the previous 35% rate. The federal tax rate will be reduced to 21% in subsequent fiscal years.

Income before income taxes consists of the following (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
United States	$111,516	$122,196	$115,750
Foreign	17,374	8,544	9,293
Total	$128,890	$130,740	$125,043

Income tax expense (benefit) consists of the following components (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Federal:
– current	$21,206	$35,606	$32,403
– deferred	16,401	2,349	3,559
State:
– current	4,886	5,194	4,750
– deferred	1,075	(1,703)	859
Foreign:
– current	3,820	2,388	2,345
– deferred	(93)	(78)	164
Total income tax expense	$47,295	$43,756	$44,080

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
(% of income before income taxes)	4/28/2018	4/29/2017	4/30/2016
Statutory tax rate	30.4%	35.0%	35.0%
Increase (reduction) in income taxes resulting from:
Re-measurement of deferred taxes for changes in statutory U.S. tax rate	7.8	—	—
State income taxes, net of federal benefit	3.3	2.7	3.4
U.S. manufacturing benefit	(1.5)	(2.4)	(2.5)
Change in valuation allowance	(0.3)	(1.0)	(0.3)
U.S. research tax credits	(1.9)	—	—
Miscellaneous items	(1.1)	(0.8)	(0.3)
Effective tax rate	36.7%	33.5%	35.3%

In December of 2017, the Securities and Exchange Commission staff issued guidance which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations. As of April 28, 2018, we have not completed our accounting for all of the tax effects associated with the enactment of the Tax Act. However, we made reasonable estimates, based on our current interpretation of the Tax Act, to record provisional adjustments during fiscal 2018. We may alter our estimates as we continue to accumulate and process data to finalize the underlying calculations and review further guidance that we expect regulators to issue. We are also analyzing other provisions of the Tax Act to determine if they will impact our effective tax rate in the future. We will continue to refine our adjustments through the permissible measurement period, which is not to extend beyond one year of the enactment date.

While our accounting for the Tax Act is not complete, we have made reasonable estimates for certain provisions and we have recorded a net tax expense of $10.2 million related to its enactment. This net charge includes a deferred tax charge of $10.0 million primarily from revaluing our net U.S. deferred tax assets to reflect the new U.S. corporate tax rate. We believe this calculation is complete except for changes in estimates that can result from finalizing the filing of our 2018 fiscal year U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Tax Act. The net charge also includes a provisional tax charge of $0.2 million related to the one-time transition tax. In general, the one-time transition tax imposed by the Tax Act results in the taxation of our accumulated foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. At this time, we have not yet gathered, prepared and analyzed the necessary information with respect to the 2018 fiscal year in sufficient detail to complete the complex calculations necessary to finalize the amount of our transition tax. We also anticipate that further guidance may become available in this and other areas. We believe that our preliminary calculations provide a reasonable estimate of the transition tax and related foreign tax credit and, as such, have included those amounts in our year-end income tax provision. As the analysis of accumulated foreign E&P and related foreign taxes paid are completed on an entity by entity basis and we finalize the amount held in cash or other specified assets, we will update our provisional estimate of the transition tax and related foreign tax credit.

For our foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $45.1 million of the earnings. After enactment of the Tax Act, the potential deferred tax attributable to these earnings would be approximately $2.6 million, primarily related to foreign withholding taxes and state income taxes.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/28/2018	4/29/2017
Assets
Deferred and other compensation	$18,326	$26,689
State income tax — net operating losses, credits and other	5,050	4,927
Warranty	5,348	8,261
Rent	2,971	4,768
Workers’ compensation	2,714	3,707
Employee benefits	2,343	3,752
Pension	—	1,299
Other	—	3,364
Valuation allowance	(1,224)	(1,786)
Total deferred tax assets	35,528	54,981
Liabilities
Property, plant and equipment	(7,684)	(8,453)
Inventory	(1,531)	(3,052)
Goodwill and other intangibles	(3,575)	(3,345)
Pension	(1,230)	—
Other	(243)	—
Net deferred tax assets	$21,265	$40,131

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Various U.S. state net operating losses (excluding federal tax effect)	$4,804	Fiscal 2019 – 2036
Foreign capital losses	17	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 28, 2018, we estimate that about $72 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management’s forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

During fiscal 2018, we recorded a $0.6 million decrease in our valuation allowance for deferred tax assets that are now considered more likely than not to be realized. This determination was primarily the result of our assessment of our cumulative pre-tax income in certain jurisdictions. A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction (Amounts in thousands)	4/29/2017 Valuation Allowance	Change	4/28/2018 Valuation Allowance
U.S. state	$1,769	$(562)	$1,207
Foreign	17	—	17
Total	$1,786	$(562)	$1,224

The remaining valuation allowance of $1.2 million primarily related to certain U.S. state and foreign deferred tax assets. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 28, 2018, we had a gross unrecognized tax benefit of $1.0 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Balance at the beginning of the period	$620	$1,821	$2,226
Additions:
Positions taken during the current year	464	148	87
Positions taken during the prior year	25	—	—
Reductions:
Positions taken during the prior year	—	(4)	(321)
Decreases related to settlements with taxing authorities	—	(27)	—
Reductions resulting from the lapse of the statute of limitations	(95)	(1,318)	(171)
Balance at the end of the period	$1,014	$620	$1,821

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.3 and $0.2 million accrued for interest and penalties as of April 28, 2018, and April 29, 2017, respectively.

If recognized, $0.9 million of the total $1.0 million of unrecognized tax benefits would decrease our effective tax rate. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire or other new information becomes available.

Our U.S. federal income tax returns for fiscal years 2015 and subsequent are still subject to audit. Our U.S. federal income tax return for fiscal year 2016 is currently under audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2014 and subsequent. Our foreign operations are subject to audit for fiscal years 2008 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016, were $37.1 million, $33.7 million, and $34.5 million, respectively.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$80,866	$85,922	$79,252
Income allocated to participating securities	(407)	(422)	(401)
Net income available to common shareholders	$80,459	$85,500	$78,851

Denominator:
Basic weighted average common shares outstanding	47,621	48,963	50,194
Add:
Contingent common shares	211	194	238
Stock option dilution	303	313	333
Diluted weighted average common shares outstanding	48,135	49,470	50,765

The above values for contingent common shares reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the year ended April 30, 2016, with a weighted average exercise price of $26.69. We excluded the effect of these options from our diluted share calculation since, for each period presented, the weighted average exercise price of the options was higher than the average market price, and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the fiscal years ended April 28, 2018, and April 29, 2017.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at April 28, 2018, and April 29, 2017:

Fiscal 2018

	Fair Value Measurements
(Amounts in thousands)	Level 1 (a)	Level 2 (a)	Level 3(b)
Assets
Available-for-sale investments	$1,141	$37,079	$—
Trading securities	—	94	—
Held-to-maturity investments	3,340	—	—
Cost basis investment	—	—	10,954
Total assets	$4,481	$37,173	$10,954

Liabilities
Contingent consideration liability	$—	$—	$344

(a)         There were no transfers between Level 1 and Level 2 during fiscal 2018.

(b)         There were no transfers into or out of Level 3 during fiscal 2018.

Fiscal 2017

	Fair Value Measurements
(Amounts in thousands)	Level 1 (c)	Level 2 (c)	Level 3(d)
Assets
Available-for-sale investments	$1,217	$36,638	$1,400
Trading securities	—	6	—
Held-to-maturity investments	1,866	—	—
Cost basis investment	—	—	5,500
Total assets	$3,083	$36,644	$6,900

Liabilities
Contingent consideration liability	$—	$—	$1,248

(c)          There were no transfers between Level 1 and Level 2 during fiscal 2017.

(d)         There were no transfers into or out of Level 3 during fiscal 2017.

At April 28, 2018, and April 29, 2017, we held available-for-sale marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as trading securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At April 28, 2018, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. We initially valued our Level 3 investments at their cost basis as of the date of purchase, because the cost basis was the best estimate of their fair value on the date of acquisition. During fiscal 2017, we recorded a $0.7 million unrealized gain in other comprehensive income related to a change in the fair value of the available-for-sale convertible debt security, using the present value of probability-weighted future cash flows to measure the security’s fair value. The quantitative unobservable inputs used when measuring the available-for-sale convertible debt security to fair value were a discount rate of 30%, along with an assumed conversion price per share provided by a third-party valuation firm and management’s assessment of the likelihood of different scenarios occurring, including the debt security maturing in the normal course or converting to preferred shares. During fiscal 2018, the available-for-sale convertible debt security converted to $3.0 million of cost-basis preferred shares of a privately-held company, and we recorded a gain of $2.2 million in other income (expense), net in our consolidated statement of income related to the conversion. We also invested another $2.5 million in the same privately-held company during fiscal 2018. The new cost basis of the preferred shares acquired in this transaction is $5.5 million. We calculated the gain we recorded upon conversion of the available-for-sale convertible debt security into preferred shares of a privately-held company by using the fair value of the preferred shares realized upon conversion, less the original cost basis of the available-for-sale convertible debt security. The fair value of the preferred shares was based on a pre-money valuation of the privately-held company, as calculated by a third party as of the conversion date. Our Level 3 liability is a contingent consideration liability, and we estimate the fair value of this liability based on the present value of the probability-weighted future cash flows, which are unobservable inputs that are not supported by market activity. During fiscal 2018, we reversed a portion of the contingent consideration liability, and recorded the benefit as a component of selling, general, and administrative expense in our consolidated statement of income, because we determined it was not probable that a portion of the contingent consideration would be earned.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Amounts in thousands)	Level 3
Assets
Balance at April 29, 2017	$6,900
Purchases	2,500
Realized gain	2,204
Unrealized gain reclassified to net income	(650)
Balance at April 28, 2018	$10,954

Liabilities
Balance at April 29, 2017	$1,248
Fair value adjustment	(963)
Translation adjustment	59
Balance at April 28, 2018	$344

Our asset leveling presented above does not include certain available-for-sale investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 7). The fair value of the investments measured using net asset value at April 28, 2018, and April 29, 2017, was $6.7 million and $7.1 million, respectively.

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

Changes in Internal Control over Financial Reporting. We implemented the final phase of our enterprise resource planning (“ERP”) system in our largest operating unit when we deployed the sales order management component during the fourth quarter of fiscal 2018. ERP systems affect the processes that constitute our internal control over financial reporting and this final deployment required testing for effectiveness in the fourth quarter of fiscal 2018. There were no other changes in our internal controls over financial reporting that occurred during our fourth quarter of fiscal 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com.

We provide some information about our executive officers in Part I of this report, under the heading “Executive Officers of Registrant.” All other information required to be reported under this item will be included in our proxy statement for our 2018 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 11. EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2018 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported under Item 201(d) of Regulation S-K is contained in Item 5 of this report. All other information required to be reported under this item will be included in our proxy statement for our 2018 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2018 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2018 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:
Management’s Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016
Consolidated Balance Sheet at April 28, 2018, and April 29, 2017
Consolidated Statement of Cash Flows for the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016
Consolidated Statement of Changes in Equity for the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended April 28, 2018, April 29, 2017, and April 30, 2016

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

(4.1)

Amended and Restated Credit Agreement dated as of October 19, 2011, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed October 21, 2011)

(4.2)

Amendment Number One to Amended and Restated Credit Agreement, Amendment Number One to Amended and Restated Security Agreement, Ratification and Reaffirmation Agreement, dated as of December 30, 2014, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed January 6, 2015)

(4.3)

Second Amended and Restated Credit Agreement dated as of December 19, 2017, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed December 21, 2017)

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

(10.6)*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 21, 2013)
(10.7)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)
(10.8)*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)
(10.9)*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.10)*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2013)
(10.11)*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2014)
(10.12)*	First 2014 Amendment to La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)
(10.13)*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan (Incorporated by reference to Annex A within the Company’s Definitive Proxy Statement on Schedule 14A filed July 18, 2017)
(10.14)*	Offer of Employment Letter between Melinda Whittington and La-Z-Boy Incorporated, dated May 17, 2018
(10.15)*	Relocation Agreement between Melinda Whittington and La-Z-Boy Incorporated, dated May 17, 2018
(11)	Statement regarding computation of per share earnings (See Note 18 to the Consolidated Financial Statements included in Item 8)

(12)

No statement regarding computation of ratios is included as an exhibit because the method of computing each ratio included in this report is either obvious from the ratio’s description or is explained in text or a footnote accompanying the ratio.

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

ITEM 16. FORM 10-K SUMMARY.

None.

LA-Z-BOY INCORPORATED

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

(Amounts in thousands)

		Additions
Description	Balance at Beginning of Year	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 28, 2018	$2,563	$261	(a)	$—		$(868	)(b)	$1,956
April 29, 2017	3,145	(278	)(a)	—		(304	)(b)	2,563
April 30, 2016	4,622	(664	)(a)	—		(813	)(b)	3,145

Allowance for deferred tax assets:
April 28, 2018	$1,786	$—		$(299	)(c)	$(263	)(d)	$1,224
April 29, 2017	3,625	—		(562	)(c)	(1,277	)(d)	1,786
April 30, 2016	4,322	—		(358	)(c)	(339	)(d)	3,625

(a) Additions charged (credited) to costs and expenses includes the impact of foreign currency exchange gains (losses).

(b) Deductions represented uncollectible accounts written off less recoveries of accounts receivable written off in prior years.

(c) Represents impact of adjusting gross deferred tax assets and the impact of the statutory U.S. tax rate change.

(d) Valuation allowance release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 19, 2018	LA-Z-BOY INCORPORATED

BY	/s/ Kurt L. Darrow
Kurt L. Darrow
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 19, 2018, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/K.L. Darrow	/s/L.A. Barnes
K.L. Darrow	L.A. Barnes
Chairman, President and Chief Executive Officer	Vice President, Corporate Controller and Chief Accounting Officer

/s/S.M. Gallagher	/s/E.J. Holman
S.M. Gallagher	E.J. Holman
Director	Director

/s/J.E. Kerr	/s/M.T. Lawton
J.E. Kerr	M.T. Lawton
Director	Director

/s/H.G. Levy	/s/W.A. McCollough
H.G. Levy	W.A. McCollough
Director	Director

/s/L.B. Peters	/s/N.R. Qubein
L.B. Peters	N.R. Qubein
Director	Director

/s/L.M. Riccio Jr.
L.M. Riccio Jr.
Senior Vice President, Chief Financial Officer