Form 10-Q
period 2018-07-28
LA-Z-BOY INC
filed 2018-08-21
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED JULY 28, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2018
Common Shares, $1.00 par value	46,687,129

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2019

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/28/18	7/29/17
Sales	$384,695	$357,079
Cost of sales	236,173	217,976
Gross profit	148,522	139,103
Selling, general and administrative expense	125,362	122,805
Operating income	23,160	16,298
Interest expense	104	157
Interest income	602	343
Other income (expense), net	892	1,749
Income before income taxes	24,550	18,233
Income tax expense	5,599	6,489
Net income	18,951	11,744
Net income attributable to noncontrolling interests	(648)	(93)
Net income attributable to La-Z-Boy Incorporated	$18,303	$11,651

Basic weighted average common shares	46,716	48,357
Basic net income attributable to La-Z-Boy Incorporated per share	$0.39	$0.24

Diluted weighted average common shares	47,161	48,846
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.39	$0.24

Dividends declared per share	$0.12	$0.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Net income	$18,951	$11,744
Other comprehensive income (loss)
Currency translation adjustment	(4,189)	2,316
Change in fair value of cash flow hedges, net of tax	(333)	478
Net unrealized gains (losses) on marketable securities, net of tax	41	(271)
Net pension amortization, net of tax	516	517
Total other comprehensive income (loss)	(3,965)	3,040
Total comprehensive income before noncontrolling interests	14,986	14,784
Comprehensive (income) loss attributable to noncontrolling interests	580	(498)
Comprehensive income attributable to La-Z-Boy Incorporated	$15,566	$14,286

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/28/18	4/28/18
Current assets
Cash and equivalents	$134,247	$134,515
Restricted cash	2,358	2,356
Receivables, net of allowance of $2,058 at 7/28/18 and $1,956 at 4/28/18	138,979	154,055
Inventories, net	195,015	184,841
Other current assets	55,313	42,451
Total current assets	525,912	518,218
Property, plant and equipment, net	188,088	180,882
Goodwill	74,553	75,254
Other intangible assets, net	17,874	18,190
Deferred income taxes — long-term	21,255	21,265
Other long-term assets, net	78,900	79,158
Total assets	$906,582	$892,967

Current liabilities
Current portion of long-term debt	$221	$223
Accounts payable	62,885	62,403
Accrued expenses and other current liabilities	127,708	118,721
Total current liabilities	190,814	181,347
Long-term debt	142	199
Other long-term liabilities	88,962	86,205
Contingencies and commitments
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 46,691 outstanding at 7/28/18 and 46,788 outstanding at 4/28/18	46,691	46,788
Capital in excess of par value	300,770	298,948
Retained earnings	296,321	291,644
Accumulated other comprehensive loss	(29,573)	(25,199)
Total La-Z-Boy Incorporated shareholders’ equity	614,209	612,181
Noncontrolling interests	12,455	13,035
Total equity	626,664	625,216
Total liabilities and equity	$906,582	$892,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Cash flows from operating activities
Net income	$18,951	$11,744
Adjustments to reconcile net income to cash provided by (used for) operating activities
Change in deferred taxes	(183)	1,344
Provision for doubtful accounts	279	(22)
Depreciation and amortization	7,541	7,758
Equity-based compensation expense	2,040	3,558
Change in receivables	14,236	15,753
Change in inventories	(11,092)	(2,477)
Change in other assets	463	(10,837)
Change in payables	2,491	(3,974)
Change in other liabilities	(2,572)	(3,339)
Net cash provided by operating activities	32,154	19,508

Cash flows from investing activities
Proceeds from disposals of assets	61	459
Proceeds from property insurance	58	450
Capital expenditures	(15,873)	(9,146)
Purchases of investments	(4,190)	(10,851)
Proceeds from sales of investments	4,762	5,857
Acquisitions, net of cash acquired	—	(15,879)
Net cash used for investing activities	(15,182)	(29,110)

Cash flows from financing activities
Payments on debt	(59)	(66)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(2,009)	377
Purchases of common stock	(7,944)	(11,491)
Dividends paid	(5,625)	(5,337)
Net cash used for financing activities	(15,637)	(16,517)

Effect of exchange rate changes on cash and equivalents	(1,601)	851
Change in cash, cash equivalents and restricted cash	(266)	(25,268)
Cash, cash equivalents and restricted cash at beginning of period	136,871	150,859
Cash, cash equivalents and restricted cash at end of period	$136,605	$125,591

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$4,122	$1,671

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 29, 2017	$48,472	$289,632	$284,698	$(32,883)	$11,186	$601,105
Net income			80,866		729	81,595
Other comprehensive income				7,684	1,120	8,804
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,046	(1,380)			2,977
Purchases of 1,995 shares of common stock	(1,995)	(4,204)	(50,531)			(56,730)
Stock option and restricted stock expense		9,474				9,474
Dividends paid			(22,009)			(22,009)
At April 28, 2018	46,788	298,948	291,644	(25,199)	13,035	625,216
Net income			18,303		648	18,951
Other comprehensive loss				(2,737)	(1,228)	(3,965)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	160	(42)	(2,127)			(2,009)
Purchases of 257 shares of common stock	(257)	(176)	(7,511)			(7,944)
Stock option and restricted stock expense		2,040				2,040
Cumulative effect adjustment for investments, net of tax			1,637	(1,637)		—
Dividends paid			(5,625)			(5,625)
At July 28, 2018	$46,691	$300,770	$296,321	$(29,573)	$12,455	$626,664

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. We derived the April 28, 2018, balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission, but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 27, 2019.

At July 28, 2018, we owned preferred shares of two privately-held companies, both of which are variable interest entities. We also hold a warrant to purchase common shares of one of these companies. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

Accounting pronouncements adopted in fiscal 2019

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective beginning with our fiscal 2019. We adopted the new standard in the first quarter of fiscal 2019 with modified retrospective application. We reviewed substantially all of our contracts and other revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did have a significant impact on our financial statement disclosures related to disaggregated revenue, customer deposits, other receivables and contract liabilities, as well as the presentation of other receivables and deferred revenues (contract liabilities) on our consolidated balance sheet. See Note 10 for information on these disclosures.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for using the equity method of accounting or that result in consolidation of the invested entity. As of April 28, 2018, we held equity investments and recognized changes in fair value through other comprehensive income (loss) as unrealized gains (losses). We adopted the new standard in the first quarter of fiscal 2019 and consequently reclassified $2.1 million of net unrealized gains from accumulated other comprehensive income to retained earnings as a cumulative-effect adjustment during the first quarter of fiscal 2019. We also reclassified $0.5 million of tax expense related to these investments from accumulated other comprehensive loss to retained earnings. We will recognize the tax impact for these investments in the consolidated statement of income as the unrealized gains (losses) become realized. See Note 5 for additional information on our current investments.

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. We adopted this standard in the first quarter of fiscal 2019. Adoption of this standard did not impact our current practices because intra-entity transfers, as the standard defines them, did not occur in the first quarter of fiscal 2019.

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to entities evaluating whether a transaction should be accounted for as an acquisition. This standard was adopted in the first quarter of fiscal 2019. Future acquisitions will be assessed under this adopted standard.

In January 2017, the FASB issued a new accounting standard simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We are required to adopt this standard by our fiscal 2021, but the standard permits us to adopt it early. We have elected to adopt this standard in fiscal 2019, and we will perform our goodwill impairment test in the fourth quarter of fiscal 2019. We do not believe that adoption of this standard will have a material impact on our consolidated financial statements or disclosures.

Accounting pronouncements not yet adopted

In February 2016, the FASB issued a new accounting standard requiring lessees to record all operating leases on their balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. This standard will be effective beginning with our fiscal 2020. We are currently reviewing our leases and gathering the necessary information to adopt this standard when it becomes effective. We anticipate that adopting this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases.

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This new standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal 2021 and apply it through a cumulative-effect adjustment to retained earnings. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

In August 2017, the FASB issued a new accounting standard designed to improve and simplify the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard is intended to better align the recognition and presentation of the effects of hedging instruments with the hedged item in the financial statements, and requires additional disclosures on hedging instruments. This standard will be effective for our fiscal 2020. As of July 28, 2018, we do not have any outstanding hedging relationships or instruments that would be affected by this standard.

The Tax Cut and Jobs Act of 2017 (the “Tax Act”) required corporations to adjust deferred taxes to reflect the reduction of the corporate income tax rate, leaving items within accumulated other comprehensive income stranded at the historical tax rate. In February 2018, the FASB issued a new accounting standard that allows corporations in their consolidated financial statements to reclassify these stranded income tax effects from accumulated other comprehensive income to retained earnings. This standard will be effective for our fiscal 2020, and companies are permitted to adopt it in any interim period. Companies are to apply the standard either in the period they adopt or retrospectively to each period that was affected by the Tax Act’s change in the federal corporate tax rate. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

Note 2: Restricted Cash

We have cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	7/28/18	7/29/17
Cash and cash equivalents	$134,247	$119,628
Restricted cash	2,358	5,963
Total cash, cash equivalents and restricted cash	$136,605	$125,591

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/28/18	4/28/18
Raw materials	$92,788	$86,214
Work in process	13,224	12,254
Finished goods	111,813	109,183
FIFO inventories	217,825	207,651
Excess of FIFO over LIFO	(22,810)	(22,810)
Total inventories	$195,015	$184,841

Note 4: Goodwill and Other Intangible Assets

Goodwill relating to the acquisition of La-Z-Boy Furniture Galleries® stores is recorded in our Retail segment and totals $62.2 million at July 28, 2018. The remainder of our goodwill is related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which is recorded in our Upholstery reportable segment. The following is a roll-forward of goodwill for the quarter ended July 28, 2018:

(Unaudited, amounts in thousands)	Goodwill
Balance at April 28, 2018	$75,254
Translation adjustment	(701)
Balance at July 28, 2018	$74,553

The trade name in our intangible assets relates to American Drew, a brand in our Casegoods segment. Indefinite-lived reacquired rights relate to the acquisition of La-Z-Boy Furniture Galleries® stores and are recorded in our Retail segment.  Other intangible assets are primarily acquired customer relationships from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland and are recorded in our Upholstery reportable segment. The following is a roll-forward of our other intangible assets for the quarter ended July 28, 2018:

(Unaudited, amounts in thousands)	Trade Name	Indefinite-Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 28, 2018	$1,155	$13,645	$3,390	$18,190
Amortization	—	—	(104)	(104)
Translation adjustment	—	(48)	(164)	(212)
Balance at July 28, 2018	$1,155	$13,597	$3,122	$17,874

Note 5: Investments

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

The following summarizes our investments at July 28, 2018, and April 28, 2018:

(Unaudited, amounts in thousands)	7/28/18	4/28/18
Short-term investments:
Marketable securities	$12,444	$12,926
Held-to-maturity investments	3,038	3,340
Total short-term investments	15,482	16,266

Long-term investments:
Marketable securities	30,326	32,134
Cost basis investments	10,954	10,954
Total long-term investments	41,280	43,088

Total investments	$56,762	$59,354

Investments to enhance returns on cash	$31,565	$34,359
Investments to fund compensation/retirement plans	$14,243	$14,041
Other investments	$10,954	$10,954

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at July 28, 2018, and April 28, 2018:

At July 28, 2018

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,462	$(44)	$19,038
Fixed income	29	(366)	33,587
Other	169	(13)	4,137
Total securities	$2,660	$(423)	$56,762

At April 28, 2018

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,142	$(39)	$18,765
Fixed income	29	(418)	36,312
Other	72	—	4,277
Total securities	$2,243	$(457)	$59,354

The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Proceeds from sales	$4,762	$5,857
Gross realized gains	75	402
Gross realized losses	(55)	(221)

At July 28, 2018, the fair value of fixed income marketable securities, which are classified as available-for-sale securities, by contractual maturity was $12.5 million within one year, $18.9 million within two to five years, $1.2 million within six to ten years, and $1.0 million thereafter.

Note 6: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Service cost	$323	$329
Interest cost	1,116	1,147
Expected return on plan assets	(1,136)	(1,204)
Net amortization	639	780
Net periodic pension cost	$942	$1,052

The components of net periodic pension cost other than the service cost are included in other income (expense), net in our consolidated statement of income. Service cost is recorded in cost of sales in our consolidated statement of income.

Note 7: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims based on our claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Approximately 95% of our warranty liability relates to our Upholstery reportable segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our warranties cover labor costs relating to our parts for one year. Our warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Balance as of the beginning of the period	$21,205	$21,870
Accruals during the period	5,121	4,853
Settlements during the period	(5,233)	(4,841)
Balance as of the end of the period	$21,093	$21,882

As of July 28, 2018, and April 28, 2018, we included $12.6 million and $12.7 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 8: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Equity-based awards expense	$2,040	$3,558
Liability-based awards expense	166	896
Total stock-based compensation expense	$2,206	$4,454

Stock Options. We granted 423,273 stock options to employees during the first quarter of fiscal 2019, and we have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

We calculated the fair value of stock options granted during the first quarter of fiscal 2019 using the following assumptions:

(Unaudited)	Fiscal 2019 grant
Risk-free interest rate	2.82%
Dividend rate	1.45%
Expected life in years	5.00
Stock price volatility	33.07%
Fair value per share	$9.65

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first quarter of fiscal 2019, but we have SARs outstanding from previous grants which are all fully vested and have a term of ten years. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to reflect the fair value at the end of each reporting period.

In fiscal 2013 and fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013, and April 26, 2014, respectively. As of July 28, 2018, we had 7,149 and 20,438 SARs outstanding for the fiscal 2013 and fiscal 2014 awards, respectively. These awards have exceeded their expected life and are re-measured based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At July 28, 2018, the intrinsic value per share of the fiscal 2013 and fiscal 2014 awards were $18.93 and $11.84, respectively.

Restricted Stock. We granted 99,426 shares of restricted stock to employees during the first quarter of fiscal 2019. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The fair value of the restricted stock awarded in the first quarter of fiscal 2019 was $33.15 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.

Performance Shares. During the first quarter of fiscal 2019, we granted 146,107 performance-based shares. We also have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2019 that vest based on attaining performance goals was $31.71, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant, and, similar to the way in which we expense awards of stock options, we expense compensation cost over the vesting period regardless of the value that award recipients ultimately receive. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2019 grant of shares that vest based on market conditions was $46.39.

Note 9: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended July 28, 2018, and July 29, 2017, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)
Changes before reclassifications	(2,961)	(509)	73	—	(3,397)
Cumulative effect adjustment for investments (1)	—	—	(1,637)	—	(1,637)
Amounts reclassified to net income	—	67	(19)	686	734
Tax effect	—	109	(13)	(170)	(74)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,961)	(333)	(1,596)	516	(4,374)
Balance at July 28, 2018	$(573)	$(179)	$(220)	$(28,601)	$(29,573)

(1)         The cumulative effect adjustment for investments is composed of $2.1 million of unrealized gains on equity investments offset by $0.5 million of tax expense. The net $1.6 million of cumulative effect adjustment was reclassed from accumulated other comprehensive loss to retained earnings as a result of adoption of Accounting Standards Update 2016-01 (see Note 1 for further information).

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

The components of non-controlling interest for the quarter ended July 28, 2018, and July 29, 2017, were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Balance as of the beginning of the period	$13,035	$11,186
Net income	648	93
Other comprehensive income (loss)	(1,228)	405
Balance as of the end of the period	$12,455	$11,684

Note 10: Revenue Recognition

We implemented Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606, “ASC 606”), in the first quarter of fiscal 2019 using the modified-retrospective approach, which required us to apply the new guidance retrospectively to revenue transactions completed on or after the effective date. Adopting this new standard did not have a material impact on our consolidated financial statements except for our enhanced presentation and disclosures. As of the beginning of our fiscal 2019, we had identified and implemented all changes required by the new standard, including those related to our accounting policies, controls, and disclosures.

Our revenue consists substantially of product sales. We report product sales net of discounts and recognize them when control (rights and obligations associated with the product) passes to the customer. For sales to furniture retailers or distributors, control typically transfers when we ship product. In cases where we sell directly to the end consumer, control of the product is generally transferred upon delivery.

For shipping and handling activities, we have elected to apply the accounting policy election permitted in ASC 606-10-25-18B, which allows an entity to account for shipping and handling activities as fulfillment activities (rather than as a promised good or service) when the activities are performed even if those activities are performed after the control of the good has been transferred. We expense shipping and handling costs at the time we recognize revenue in accordance with this election.

For sales tax, we elected to apply the accounting policy election permitted in ASC 606-10-32-2A, which allows an entity to exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows us to present revenue net of these certain types of taxes.

The following table disaggregates our revenue by product category by segment for the quarter ended July 28, 2018:

(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Total
Motion Upholstery Furniture	$187,659	$—	$74,957	$262,616
Stationary Upholstery Furniture	85,290	3,942	23,164	112,396
Bedroom Furniture	—	8,364	855	9,219
Dining Room Furniture	—	5,929	1,583	7,512
Occasional Furniture	393	11,988	3,974	16,355
Other (a)	20,056	(1,837)	14,695	32,914
Total	$293,398	$28,386	$119,228	441,012

		Corporate and Other (b)		3,865
		Eliminations		(60,182)
		Consolidated Net Sales		$384,695

(a)         Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, discounts & allowances, rebates and other sales incentives

(b)         Primarily includes revenue for royalties and intercompany commissions

Motion Upholstery Furniture — Includes gross revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals and modulars that have a mechanism that allows the back of the product to recline or the product’s footrest to extend.  This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

Stationary Upholstery Furniture — Includes gross revenue for upholstered furniture, such as sofas, loveseats, chairs, sectionals, modulars, and ottomans that do not have a mechanism. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

Bedroom Furniture — Includes gross revenue for casegoods furniture typically found in a bedroom, such as beds, chests, dressers, nightstands and benches. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

Dining Room Furniture — Includes gross revenue for casegoods furniture typically found in a dining room, such as dining tables, dining chairs, storage units and stools. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

Occasional Furniture — Includes gross revenue for casegoods furniture found throughout the home, such as cocktail tables, chairsides, sofa tables, end tables, and entertainment centers. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

We have current assets on our consolidated balance sheet which we reported as other receivables, that represents the remaining amount of consideration to which we are entitled prior to fulfilling our performance obligation. Our other receivables are included in other current assets on our consolidated balance sheet, and were $13.8 million at July 28, 2018.  At the beginning of fiscal 2019, we had $12.1 million of other receivables.

We receive deposits from end consumers before we recognize revenue, resulting in customer deposits, and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue, (collectively, the “contract liabilities”). At July 28, 2018, we included $32.5 million of customer deposits and $13.8 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2019, we had $31.3 million of customer deposits and $12.1 million of deferred revenues. During the quarter ended July 28, 2018, we recognized revenue of $40.1 million related to our contract liabilities.

We have elected the practical expedient permitted in ASC 606-10-32-18, which allows an entity to recognize the promised amount of consideration without adjusting for the effects of a significant financing component if the contract has a duration of one year or less. As our contracts typically are less than one year in length and do not have significant financing components, we have not adjusted consideration.

Note 11: Segment Information

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment. Our Upholstery reportable segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Casegoods Segment. Our Casegoods segment consists of one operating segment that sells furniture under three brands: American Drew, Hammary, and Kincaid. The Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment which includes our 147 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Sales
Upholstery segment:
Sales to external customers	$240,054	$224,814
Intersegment sales	53,344	49,593
Upholstery segment sales	293,398	274,407

Casegoods segment:
Sales to external customers	24,403	21,019
Intersegment sales	3,983	4,491
Casegoods segment sales	28,386	25,510

Retail segment sales	119,228	110,516

Corporate and Other:
Sales to external customers	1,010	730
Intersegment sales	2,855	1,930
Corporate and Other sales	3,865	2,660

Eliminations	(60,182)	(56,014)
Consolidated sales	$384,695	$357,079

Operating Income (Loss)
Upholstery segment	$23,884	$23,299
Casegoods segment	3,080	2,739
Retail segment	4,458	1,767
Corporate and Other	(8,262)	(11,507)
Consolidated operating income	23,160	16,298
Interest expense	104	157
Interest income	602	343
Other income (expense), net	892	1,749
Income before income taxes	$24,550	$18,233

Note 12: Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as eliminating the domestic manufacturing deduction, new taxes on certain foreign-sourced income and new limitations on certain business deductions, began applying to us in fiscal 2019. In December of 2017, the SEC staff issued SAB 118, which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in

SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations. We continue to analyze provisions of the Tax Act and review guidance issued from regulators to determine if they will impact our effective tax rate in fiscal 2019 or in the future. As of July 28, 2018, we have not recorded any adjustments to our provisional estimates previously recorded as of the prior year end related to the transition tax. We will continue to refine our provisional adjustments through the permissible measurement period, which is not to extend beyond one year of the enactment date.

Our effective tax rate for the first quarter of fiscal 2019 was 22.8% compared with 35.6% for the first quarter of fiscal 2018. Our effective tax rate varies from the 21% statutory rate primarily due to state taxes. Absent discrete adjustments, our effective tax rate in the first quarter of fiscal 2019 would have been 24.4%.

Note 13: Earnings per Share

Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. The restricted stock awards we granted in fiscal 2019 do not have non-forfeitable rights to dividends and so are not participating securities.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$18,303	$11,651
Income allocated to participating securities	(76)	(57)
Net income available to common shareholders	$18,227	$11,594

Denominator:
Basic weighted average common shares outstanding	46,716	48,357
Add:
Contingent common shares	66	175
Stock option dilution	379	314
Diluted weighted average common shares outstanding	47,161	48,846

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the quarter ended July 28, 2018, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the quarter ended July 29, 2017.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at July 28, 2018, and April 28, 2018. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 28, 2018

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,180	$34,544	$—
Held-to-maturity investments	3,038	—	—
Cost basis investments	—	—	10,954
Total assets	$4,218	$34,544	$10,954

Liabilities
Contingent consideration liability	$—	$—	$328

At April 28, 2018

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,141	$37,173	$—
Held-to-maturity investments	3,340	—	—
Cost basis investment	—	—	10,954
Total assets	$4,481	$37,173	$10,954

Liabilities
Contingent consideration liability	$—	$—	$344

At July 28, 2018, and April 28, 2018, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At July 28, 2018, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. Our Level 3 liability is a contingent consideration liability, and we estimate the fair value of this liability based on the present value of the probability-weighted future cash flows, which are unobservable inputs that are not supported by market activity.

There were no changes to the fair value of our Level 3 assets during the first quarter of fiscal 2019. The following table is a reconciliation of our Level 3 liabilities recorded at fair value using significant unobservable inputs:

(Unaudited, amounts in thousands)	Level 3
Liabilities
Balance at April 28, 2018	$344
Translation adjustment	(16)
Balance at July 28, 2018	$328

Our asset leveling presented above does not include certain marketable securities investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 5). The fair value of the investments measured using net asset value at July 28, 2018, and April 28, 2018, was $7.1 million and $6.7 million, respectively.

Note 15: Subsequent Events

On July 30, 2018, we completed the acquisition of Stitch Industries Inc. (“Joybird”), an e-commerce retailer and manufacturer of upholstered furniture. Per the terms of the merger agreement, we acquired Joybird for a total of $75 million of guaranteed payments, with two future earnout opportunities based on Joybird’s financial performance in fiscal 2021 and fiscal 2023. The guaranteed payments included an initial payment of $50 million on the acquisition date, with the remaining $25 million to be paid annually in $5 million installments over the next five years.  Of the $50 million initial payment, $7.5 million will be considered compensation expense because it is forfeitable proportionately upon the resignation of any of the four co-founders of Joybird within the first two years following the acquisition date, and we will amortize it to selling, general & administrative expense over the two-year retention period on a straight-line basis. In addition, we expect to record a contingent consideration liability for the fair value of the earnout opportunities as of the date of acquisition, as well as the fair value of the acquired Joybird tradename, which we expect to amortize to selling, general & administrative expense over its useful life. We will begin including Joybird in our Corporate and Other results in the second quarter of fiscal 2019. We anticipate recording our initial purchase accounting, including the fair value measurements for acquired inventory, the contingent consideration liability, the Joybird tradename, and the goodwill acquired as part of this acquisition, when we report our financial results for our second quarter of fiscal 2019.

On August 15, 2018, we acquired the assets of EBCO, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona for approximately $40 million of cash. We will begin including these stores in our Retail segment results in the second quarter of fiscal 2019. We anticipate recording our initial purchase accounting, including the fair value measurements for acquired inventory, the indefinite-lived reacquired right asset and the goodwill acquired as part of this acquisition, when we report our financial results for our second quarter of fiscal 2019.

Neither of the above acquisitions was material to our financial position or our results of operations, and, therefore, we are not presenting pro-forma financial information.

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

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) changes in the stock market impacting our profitability and our effective tax rate; (i) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (j) changes in legislation, including the tax code, or changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of the North American Free Trade Agreement; (k) adoption of new accounting principles; (l) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure, transport or import, or material increases to the cost of transporting or importing, fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) information technology conversions or system failures and our ability to recover from a system failure; (o) effects of our brand awareness and marketing programs; (p) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (q) litigation arising out of alleged defects in our products; (r) unusual or significant litigation; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (t) the ability to increase volume through our e-commerce initiatives; (u) the impact of potential goodwill or intangible asset impairments; and (v) those matters discussed in Item 1A of our fiscal 2018 Annual Report on Form 10-K and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We have seven major manufacturing locations and six regional distribution centers in the United States and one facility in Mexico to support our speed-to-market and customization strategy. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. Additionally, we have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia and New Zealand, directly to consumers through stores that we own and operate and through our website, la-z-boy.com. The centerpiece of our retail distribution strategy is our network of 351 La-Z-Boy Furniture Galleries® stores and 538 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 147 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 538 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. Additionally, floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products totals approximately 2.5 million square feet. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 558 outlets and approximately 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.0 million square feet worldwide.

Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business. We are planning for this growth in several ways:

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

•                  We are working to responsibly increase our market share by taking advantage of our unique multi-channel distribution network. In addition to our branded distribution channels, over 2,000 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best known names in the industry, including Art Van, Nebraska Furniture Mart, and Slumberland. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

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

•                  We are bringing innovative products to market, including stain-resistant iCleanTM fabric and our power products, some of which include dual mechanisms and articulating headrests. Our newest innovation, duo TM, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we are finalizing our new state-of-the-art Innovation Center at our Dayton, Tennessee campus. We expect construction of the Innovation Center to be completed this fall.

•                  We are executing our multi-faceted online strategy to participate in and leverage the growth of online furniture sales. This strategy has three components: increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair and Amazon; leverage the strength of our world-class global supply chain to support other e-commerce brands; and invest in new online companies through our recently-announced acquisition of Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture. We believe this three-pronged approach will position us for growth in the ever-

changing online selling environment and allow us to better reach millennial and Gen X consumers and leverage our supply chain assets.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

•                  Upholstery Segment. Our Upholstery reportable segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations and England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•                  Casegoods Segment. Our Casegoods segment consists of one operating segment that sells furniture under three brands: American Drew, Hammary, and Kincaid. The Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

•                  Retail Segment. Our Retail segment consists of one operating segment which includes our 147 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

Results of Operations
Fiscal 2019 First Quarter Compared with Fiscal 2018 First Quarter

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/28/18	Quarter Ended 7/29/17	% Change
Sales	$384,695	$357,079	7.7%
Operating income	23,160	16,298	42.1%
Operating margin	6.0%	4.6%

Sales

Consolidated sales increased $27.6 million in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, due to sales growth in all three of our operating segments. Sales in our Upholstery and Casegoods segments increased due to higher volume. Sales in our Upholstery segment also benefitted from higher selling prices and favorable changes in our product mix. In our Retail segment, delivered same-store sales increased during the quarter by 4.6%.

Operating Margin

Operating margin increased 140 basis points for the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.

•                  Gross margin declined 40 basis points in the first quarter of fiscal 2019 compared with the same period a year ago.

•                  The Upholstery segment’s gross margin declined due to inflationary pressures in our supply chain, as well as changes in our product mix. We implemented additional sales price increases in early fiscal 2019 that we expect will offset the negative impact on our gross margins. We expect to see the full benefit of the most recent selling price increase by the end of the second quarter of fiscal 2019, provided raw material costs do not continue to escalate.

•                  The Casegoods segment’s gross margin declined primarily due to higher freight costs on imported product.

•                  Partially offsetting these items was an improvement in our Retail segment’s gross margin due to increased design services and custom orders, resulting in a higher average ticket.

•                  Selling, general, and administrative (“SG&A”) expenses as a percentage of sales decreased 180 basis points in the first quarter of fiscal 2019 compared with the same period a year ago.

•                  We benefitted from favorable absorption of fixed SG&A costs on the higher sales volume.

•                  Incentive compensation costs as a percentage of sales were 50 basis points lower than the prior-year period. This was due to a change in the vesting provisions of certain equity awards granted to our retirement-eligible employees, which resulted in our recognizing the expense over the full fiscal year 2019, compared with fully recognizing the expense in the first quarter of fiscal 2018.

We discuss each segment’s results in the following section.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/28/18	Quarter Ended 7/29/17	% Change
Sales	$293,398	$274,407	6.9%
Operating income	23,884	23,299	2.5%
Operating margin	8.1%	8.5%

Sales

The Upholstery segment’s sales increased $19.0 million in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, due to favorable changes in our product mix, increased volume, and higher selling prices. Changes in product mix resulted in a 2.9% increase in sales compared with the prior year’s quarter, primarily due to a shift from recliners to more power motion sofa units that have a higher average selling price. Increased unit volume and higher selling prices each resulted in a 1.5% increase in sales compared with the prior year’s quarter. We raised our selling price in response to inflationary pressures on raw materials used in our manufacturing process.

Operating Margin

Operating margin decreased 40 basis points in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.

•                  Gross margin declined 110 basis points during the first quarter of fiscal 2019 compared with the same period a year ago.

•                  Increased material costs, primarily for our three core raw material components of steel, polyurethane foam and wood, decreased the segment’s gross margin by 130 basis points. We experienced additional inflationary pressures in our supply chain, including procurement, manufacturing operations and logistics, which decreased the segment’s gross margin by another 30 basis points. We implemented additional sales price increases in early fiscal 2019 that we expect will offset the negative impact on our gross margins. We expect to see the full benefit of the most recent selling price increase by the end of the second quarter of fiscal 2019, provided raw material costs do not continue to escalate.

•                  A shift in product mix resulted in a 50 basis point reduction in the segment’s gross margin.

•                  Partially offsetting these items were selling price increases we previously implemented, which provided a 100 basis point benefit to gross margin.

•                  SG&A expense as a percentage of sales improved 70 basis points during the first quarter of fiscal 2019 compared with the same period a year ago, due to favorable absorption of fixed costs on our higher sales volume.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/28/18	Quarter Ended 7/29/17	% Change
Sales	$28,386	$25,510	11.3%
Operating income	3,080	2,739	12.5%
Operating margin	10.9%	10.7%

Sales

The Casegoods segment’s sales increased $2.9 million in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, primarily due to higher volume achieved through improved product styling, expanding floor space with existing retailers, and a reliable in-stock position.

Operating Margin

Operating margin increased 20 basis points in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.

•                  Gross margin declined 40 basis points, primarily due to higher freight costs on imported product.

•                  SG&A expense as a percentage of sales improved 60 basis points due to favorable absorption of fixed SG&A costs on our higher sales volume.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/28/18	Quarter Ended 7/29/17	% Change
Sales	$119,228	$110,516	7.9%
Operating income	4,458	1,767	152.3%
Operating margin	3.7%	1.6%

Sales

The Retail segment’s sales increased $8.7 million in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018. In the first quarter of fiscal 2019, delivered same-store sales increased $4.7 million, an increase of 4.6%. The higher sales were primarily driven by our execution of a variety of strategies to drive traffic to our stores and covert that traffic into sales. These strategies resulted in improved conversion of store traffic, increased design services and custom orders, all of which resulted in a higher average ticket. Additionally, we added $4.0 million in sales from new stores that were not open in the prior-year period.

Operating Margin

Operating margin increased 210 basis points in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.

•                  Gross margin improved 30 basis points due to increased design services and custom orders.

•                  SG&A expense as a percentage of sales improved 180 basis points, as we were better able to leverage our fixed costs (primarily occupancy and administrative costs) on increased sales at stores that have been open for at least 12 months.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 7/28/18	Quarter Ended 7/29/17	% Change
Sales	$3,865	$2,660	45.3%
Eliminations	(60,182)	(56,014)	N/A

Operating loss	(8,262)	(11,507)	N/A

Sales

Sales increased in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 due to an increase in intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong.

Eliminations increased in the first quarter of fiscal 2019 as compared with the first quarter of fiscal 2018 due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly because of the increased sales in the Retail segment.

Operating Loss

Our Corporate and Other operating loss was $3.2 million lower in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, due to lower incentive compensation costs and improved profitability associated with our global trading company in Hong Kong. The profitability of our global trading company was higher in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 due to the increased intercompany commission revenue charged to our reportable segments. Incentive compensation costs were lower primarily due to a change in the vesting provisions of certain equity awards granted to our retirement eligible employees, which resulted in the expense being recognized over the full fiscal year 2019, compared with being recognized fully in the first quarter of fiscal 2018.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was $0.9 million of income in the first quarter of fiscal 2019 compared with $1.7 million of income in the first quarter of fiscal 2018.  The income in fiscal 2019 was primarily due to exchange rate changes and the income in fiscal 2018 was primarily due to realizing a gain on investments when our available-for-sale convertible debt security converted to preferred shares of a privately-held company.

Income Taxes

Our effective tax rate for the first quarter of fiscal 2019 was 22.8% compared with 35.6% for the first quarter of fiscal 2018. Our effective tax rate varies from the 21% statutory rate primarily due to state taxes.  Absent discrete adjustments, our effective tax rate in the first quarter of fiscal 2019 would have been 24.4%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as eliminating the domestic manufacturing deduction, new taxes on certain foreign-sourced income and new limitations on certain business deductions, began applying to us in fiscal 2019. In December of 2017, the SEC staff issued SAB 118, which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations. We continue to analyze provisions of the Tax Act and review guidance issued from regulators to determine if they will impact our effective tax rate in fiscal 2019 or in the future. As of July 28, 2018, we have not recorded any adjustments to our provisional estimates previously recorded as of the prior year end related to the transition tax. We will continue to refine our provisional adjustments through the permissible measurement period, which is not to extend beyond one year of the enactment date.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash, cash equivalents and restricted cash of $136.6 million at July 28, 2018, compared with $136.9 million at April 28,

2018. In addition, we had investments to enhance our returns on cash of $31.6 million at July 28, 2018, compared with $34.4 million at April 28, 2018.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At July 28, 2018, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.

Our capital expenditures for the first quarter of fiscal 2019 were $15.9 million compared with $9.1 million during the first quarter of fiscal 2018. Capital expenditures in fiscal 2019 were primarily related to the construction of our new Innovation Center in Dayton, Tennessee, which we expect to be completed this fall. We have no material contractual commitments outstanding for future capital expenditures. We expect total capital expenditures to be in the range of $50 to $60 million for fiscal 2019. We expect capital expenditures to be higher during fiscal 2019 than fiscal 2018 due to the construction of a new corporate office building and a plant expansion for our England subsidiary, plant upgrades to our manufacturing facility in Dayton, Tennessee, and the relocation of one of our regional distribution centers, all of which we anticipate being completed by the end of fiscal 2019.

Subsequent to the end of the first quarter of fiscal 2019, we completed the acquisition of Joybird, an e-commerce retailer and manufacturer of upholstered furniture. Per the terms of the merger agreement, we acquired Joybird for a total of $75 million of guaranteed payments, with two future earnout opportunities based on Joybird’s financial performance in fiscal 2021 and fiscal 2023. The guaranteed payments included an initial payment of $50 million on the acquisition date, with the remaining $25 million to be paid annually in $5 million installments over the next five years.  Also subsequent to the end of the first quarter of fiscal 2019, we acquired the assets of an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona for approximately $40 million of cash. We funded the initial $50 million payment for the Joybird acquisition with cash on-hand, and we funded the acquisition of the assets of our Arizona independent operator primarily through borrowings under our credit facility. We expect to use cash generated from operations to meet our debt service requirements under the credit facility and to fund future payments required under the terms of the Joybird merger agreement.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Our board of directors has authorized the purchase of company stock. As of July 28, 2018, 6.4 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.3 million shares during the first quarter of fiscal 2019, for a total of $7.9 million. With the cash flows we anticipate generating in fiscal 2019, we expect to continue being opportunistic in purchasing company stock.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/28/18	7/29/17
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$32,154	$19,508
Net cash used for investing activities	(15,182)	(29,110)
Net cash used for financing activities	(15,637)	(16,517)
Exchange rate changes	(1,601)	851
Change in cash, cash equivalents and restricted cash	$(266)	$(25,268)

Operating Activities

During the first quarter of fiscal 2019, net cash provided by operating activities was $32.2 million. Our cash provided by operating activities was primarily attributable to net income generated during the quarter and cash collections of $14.2 million from accounts receivable. Our accounts receivable are typically at a lower level in the first quarter of our fiscal year primarily due to lower sales volume and ongoing collection of prior receivables. In the first quarter of fiscal 2019, the net income we generated and cash we collected was somewhat offset by cash used to fund inventory growth during the quarter to ensure that our inventories are aligned with our sales volume.

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

Investing Activities

During the first quarter of fiscal 2019, net cash used for investing activities was $15.2 million primarily due to capital expenditures. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment and construction of our new Innovation Center.

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

Financing Activities

During the first quarter of fiscal 2019, net cash used for financing activities was $15.6 million, including $7.9 million used to purchase our common stock and $5.6 million paid to our shareholders in quarterly dividends.

During the first quarter of fiscal 2018, net cash used for financing activities was $16.5 million, including $11.5 million used to purchase our common stock and $5.3 million paid to our shareholders in quarterly dividends.

Exchange Rate Changes

During the first quarter of fiscal 2019, our cash, cash equivalents, and restricted cash decreased by $1.6 million due to changes in exchange rates since the end of fiscal 2018, which negatively impacted our cash balances held in Canada, Thailand and the United Kingdom.

During the first quarter of fiscal 2018, our cash, cash equivalents, and restricted cash increased by $0.9 million due to changes in exchange rates since the end of fiscal 2017, which positively impacted our cash balances held in Canada, Thailand and the United Kingdom.

Other

During the first quarter of fiscal 2019, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2018 Annual Report on Form 10-K.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2018 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first quarter of fiscal 2019, except for changes related to our adoption of Accounting Standards Codification Topic 606 as described in Note 10.

Recent Accounting Pronouncements

In February 2016, the FASB issued a new accounting standard requiring all lessees to record operating leases on their balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. This standard will be effective beginning with our fiscal 2020. We are currently reviewing our leases and gathering the necessary information to adopt this standard when it becomes effective. We anticipate that adopting this standard will have a material impact on our consolidated balance sheet as we have a significant number of operating leases.

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This new standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal 2021 and apply it through a cumulative-effect adjustment to retained earnings. We are still assessing the impact this guidance will have on our consolidated financial statements and related disclosures.

The Tax Cut and Jobs Act of 2017 (the “Tax Act”) required corporations to adjust deferred taxes to reflect the reduction of the corporate income tax rate, leaving items within accumulated other comprehensive income stranded at the historical tax rate. In February 2018, the FASB issued a new accounting standard that allows corporations in their consolidated financial statements to reclass these stranded income tax effects from accumulated other comprehensive income to retained earnings. This standard will be effective for our fiscal

2020, and companies are permitted to adopt it in any interim period. Companies are to apply the standard either in the period they adopt it or retrospectively to each period that was affected by the Tax Act’s change in the federal corporate tax rate. We are still assessing the impact this standard will have on our consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2019, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2018.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 28, 2018. There have been no material changes to our risk factors during the first quarter of fiscal 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of July 28, 2018, 6.4 million shares remained available for purchase pursuant to this authorization. We spent $7.9 million in the first quarter of fiscal 2019 to purchase 0.3 million shares. During the first quarter of fiscal 2019, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective July 2, 2018. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on July 27, 2018. With the cash flows we anticipate generating in fiscal 2019, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended July 28, 2018:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal May (April 29 — June 2, 2018)	128	$30.05	128	6,557
Fiscal June (June 3 — June 30, 2018)	127	$32.64	61	6,496
Fiscal July (July 1 — July 28, 2018)	68	$31.24	68	6,428
Fiscal First Quarter of 2019	323	$31.32	257	6,428

(1)         In addition to the 256,912 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 66,514 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.

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

Date: August 21, 2018

	BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes
Vice President, Corporate Controller and Chief Accounting Officer