Form 10-Q
period 2018-10-27
LA-Z-BOY INC
filed 2018-11-28
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR QUARTERLY PERIOD ENDED OCTOBER 27, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 21, 2018
Common Shares, $1.00 par value	46,833,470

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2019

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	10/27/18	10/28/17
Sales	$439,333	$393,205
Cost of sales	264,928	238,253
Gross profit	174,405	154,952
Selling, general and administrative expense	145,905	120,683
Operating income	28,500	34,269
Interest expense	(501)	(160)
Interest income	392	376
Other expense, net	(1,997)	(926)
Income before income taxes	26,394	33,559
Income tax expense	6,045	10,353
Net income	20,349	23,206
Net income attributable to noncontrolling interests	(337)	(310)
Net income attributable to La-Z-Boy Incorporated	$20,012	$22,896

Basic weighted average common shares	46,888	47,964
Basic net income attributable to La-Z-Boy Incorporated per share	$0.43	$0.47

Diluted weighted average common shares	47,259	48,297
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.42	$0.47

Dividends declared per share	$0.12	$0.11

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/27/18	10/28/17
Sales	$824,028	$750,284
Cost of sales	501,101	456,229
Gross profit	322,927	294,055
Selling, general and administrative expense	271,267	243,488
Operating income	51,660	50,567
Interest expense	(605)	(317)
Interest income	994	719
Other income (expense), net	(1,105)	823
Income before income taxes	50,944	51,792
Income tax expense	11,644	16,842
Net income	39,300	34,950
Net income attributable to noncontrolling interests	(985)	(403)
Net income attributable to La-Z-Boy Incorporated	$38,315	$34,547

Basic weighted average common shares	46,802	48,160
Basic net income attributable to La-Z-Boy Incorporated per share	$0.82	$0.71

Diluted weighted average common shares	47,219	48,537
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.81	$0.71

Dividends declared per share	$0.24	$0.22

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17
Net income	$20,349	$23,206
Other comprehensive income (loss)
Currency translation adjustment	1,168	(147)
Change in fair value of cash flow hedges, net of tax	155	(741)
Net unrealized gain on marketable securities, net of tax	23	208
Net pension amortization, net of tax	517	517
Total other comprehensive income (loss)	1,863	(163)
Total comprehensive income before allocation to noncontrolling interests	22,212	23,043
Comprehensive income attributable to noncontrolling interests	(956)	(410)
Comprehensive income attributable to La-Z-Boy Incorporated	$21,256	$22,633

	Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17
Net income	$39,300	$34,950
Other comprehensive income (loss)
Currency translation adjustment	(3,021)	2,169
Change in fair value of cash flow hedges, net of tax	(178)	(263)
Net unrealized gain (loss) on marketable securities, net of tax	64	(63)
Net pension amortization, net of tax	1,033	1,034
Total other comprehensive income (loss)	(2,102)	2,877
Total comprehensive income before allocation to noncontrolling interests	37,198	37,827
Comprehensive income attributable to noncontrolling interests	(376)	(908)
Comprehensive income attributable to La-Z-Boy Incorporated	$36,822	$36,919

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/27/18	4/28/18
Current assets
Cash and equivalents	$93,867	$134,515
Restricted cash	2,001	2,356
Receivables, net of allowance of $2,647 at 10/27/18 and $1,956 at 4/28/18	150,507	154,055
Inventories, net	214,948	184,841
Other current assets	76,093	42,451
Total current assets	537,416	518,218
Property, plant and equipment, net	195,327	180,882
Goodwill	182,116	75,254
Other intangible assets, net	30,500	18,190
Deferred income taxes — long-term	23,227	21,265
Other long-term assets, net	83,549	79,158
Total assets	$1,052,135	$892,967

Current liabilities
Short-term borrowings	$35,000	$—
Current portion of long-term debt	217	223
Accounts payable	75,090	62,403
Accrued expenses and other current liabilities	176,075	118,721
Total current liabilities	286,382	181,347
Long-term debt	89	199
Other long-term liabilities	116,433	86,205
Contingencies and commitments
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 46,905 outstanding at 10/27/18 and 46,788 outstanding at 4/28/18	46,905	46,788
Capital in excess of par value	307,701	298,948
Retained earnings	309,543	291,644
Accumulated other comprehensive loss	(28,329)	(25,199)
Total La-Z-Boy Incorporated shareholders’ equity	635,820	612,181
Noncontrolling interests	13,411	13,035
Total equity	649,231	625,216
Total liabilities and equity	$1,052,135	$892,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17
Cash flows from operating activities
Net income	$39,300	$34,950
Adjustments to reconcile net income to cash provided by (used for) operating activities
Gain on disposal of assets	(72)	(1,884)
Gain on conversion of investment	—	(2,204)
Change in deferred taxes	1,572	(403)
Provision for doubtful accounts	315	74
Depreciation and amortization	15,541	15,869
Equity-based compensation expense	5,679	6,410
Pension plan contributions	(7,000)	(2,000)
Change in receivables	122	6,165
Change in inventories	(15,037)	(4,096)
Change in other assets	(15,781)	(7,935)
Change in payables	6,034	2,136
Change in other liabilities	15,411	4,142
Net cash provided by operating activities	46,084	51,224

Cash flows from investing activities
Proceeds from disposals of assets	256	608
Proceeds from property insurance	114	1,485
Capital expenditures	(26,926)	(16,372)
Purchases of investments	(5,193)	(18,507)
Proceeds from sales of investments	7,754	11,529
Acquisitions, net of cash acquired	(78,145)	(15,879)
Net cash used for investing activities	(102,140)	(37,136)

Cash flows from financing activities
Net proceeds from credit facility	35,000	—
Payments on debt	(116)	(131)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	4,039	356
Purchases of common stock	(11,610)	(30,692)
Dividends paid	(11,278)	(10,648)
Net cash provided by (used for) financing activities	16,035	(41,115)

Effect of exchange rate changes on cash and equivalents	(982)	865
Change in cash, cash equivalents and restricted cash	(41,003)	(26,162)
Cash, cash equivalents and restricted cash at beginning of period	136,871	150,859
Cash, cash equivalents and restricted cash at end of period	$95,868	$124,697

Supplemental disclosure of non-cash investing activities capital expenditures included in payables	$4,442	$1,631

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 29, 2017	$48,472	$289,632	$284,698	$(32,883)	$11,186	$601,105
Net income			80,866		729	81,595
Other comprehensive income				7,684	1,120	8,804
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,046	(1,380)			2,977
Purchases of 1,995 shares of common stock	(1,995)	(4,204)	(50,531)			(56,730)
Stock option and restricted stock expense		9,474				9,474
Dividends paid			(22,009)			(22,009)
At April 28, 2018	46,788	298,948	291,644	(25,199)	13,035	625,216
Net income			38,315		985	39,300
Other comprehensive loss				(1,493)	(609)	(2,102)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	495	5,706	(2,162)			4,039
Purchases of 378 shares of common stock	(378)	(2,632)	(8,600)			(11,610)
Stock option and restricted stock expense		5,679				5,679
Cumulative effect adjustment for investments, net of tax			1,637	(1,637)		—
Dividends paid			(11,278)			(11,278)
Dividends declared not paid			(13)			(13)
At October 27, 2018	$46,905	$307,701	$309,543	$(28,329)	$13,411	$649,231

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

At October 27, 2018, we owned preferred shares of two privately-held companies, both of which are variable interest entities. We also hold a warrant to purchase common shares of one of these companies. We have not consolidated the results of either of these companies in our financial statements because we do not have the power to direct those activities that most significantly impact the economic performance of either of these companies and, therefore, are not the primary beneficiary.

Accounting pronouncements adopted in fiscal 2019

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard supersedes virtually all existing authoritative accounting guidance on revenue recognition and requires additional disclosures and greater use of estimates and judgments. During July 2015, the FASB deferred the effective date of the revenue recognition standard by one year, thus making the new accounting standard effective beginning with our fiscal 2019. We adopted the new standard in the first quarter of fiscal 2019 with modified retrospective application. We reviewed substantially all of our contracts and other revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did have a significant impact on our financial statement disclosures related to disaggregated revenue, customer deposits, other receivables and contract liabilities, as well as the presentation of other receivables and deferred revenues (contract liabilities) on our consolidated balance sheet. See Note 11 for information on these disclosures.

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for using the equity method of accounting or that result in consolidation of the invested entity. As of April 28, 2018, we held equity investments and recognized changes in fair value through other comprehensive income (loss) as unrealized gains (losses). We adopted the new standard in the first quarter of fiscal 2019 and consequently reclassified $2.1 million of net unrealized gains from accumulated other comprehensive income to retained earnings as a cumulative-effect adjustment during the first quarter of fiscal 2019. We also reclassified $0.5 million of tax expense related to these investments from accumulated other comprehensive loss to retained earnings. We will recognize the tax impact for these investments in the consolidated statement of income as the unrealized gains (losses) become realized. See Note 6 for additional information on our current investments.

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. We adopted this standard in the first quarter of fiscal 2019. Adoption of this standard did not impact our current practices because intra-entity transfers, as the standard defines them, did not occur in the first six months of fiscal 2019.

In January 2017, the FASB issued a new accounting standard clarifying the definition of a business with the objective of adding guidance to entities evaluating whether a transaction should be accounted for as an acquisition. We adopted this standard in the first quarter of fiscal 2019. Adoption of this standard did not change the accounting treatment of acquisitions completed during fiscal 2019.

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

In August 2018, the FASB issued a new accounting standard that aligns the accounting for implementation costs in hosting arrangements that are service contracts with accounting for implementation costs on internal-use software. The standard allows certain implementation costs in specified phases of the project to be capitalized and expensed over the term of the hosting arrangement. We are required to adopt this standard by our fiscal 2021, but the standard permits early adoption in any interim period. We have elected to adopt this standard beginning with our second quarter of fiscal 2019. We have not capitalized any costs to date related to the implementation of hosting arrangements, but we anticipate capitalizing costs in the future. We do not expect the capitalization of these costs to have a material impact on our consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued a new accounting standard designed to improve and simplify the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard is intended to better align the recognition and presentation of the effects of hedging instruments with the hedged item in the financial statements, and requires additional disclosures on hedging instruments. This standard will be effective for our fiscal 2020. As of October 27, 2018, we do not have any outstanding hedging relationships or instruments that would be affected by this standard.

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

In August 2018, the FASB issued a new accounting standard that modifies the disclosure requirements for fair value measurements. The standard removes certain disclosures for transfers between levels in the fair value hierarchy and the valuation processes for Level 3 measurements. The standard adds disclosure requirements for unrealized gains/losses included in other comprehensive income related to Level 3 fair value measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This standard will be effective for our fiscal 2021, with early adoption permitted. We do not believe these changes will have a significant impact on our financial statement disclosures.

In August 2018, the FASB issued a new accounting standard that modifies the disclosure requirements for defined benefit pension or other postretirement obligations. The standard removes certain disclosures that are no longer considered cost beneficial, clarifies the requirements of certain other disclosures, and adds new disclosure requirements. This standard will be effective for our fiscal 2022, with early adoption permitted. We do not believe these changes will have a significant impact on our financial statement disclosures.

Note 2: Acquisitions

Retail segment acquisitions

On August 15, 2018 and September 30, 2018, respectively, we acquired the assets of two independent operators of La-Z-Boy Furniture Galleries® stores: one that operated nine stores and two warehouses in Arizona and one that operated one store in Massachusetts, for an aggregate $42.8 million, including $38.9 million of cash, $2.6 million of forgiveness of accounts receivable, and $1.3 million of guaranteed future payments. We will pay the guaranteed future payments over the next 34 months. These acquisitions are a core part of our strategy to grow our company-owned retail business and leverage our integrated retail model where we earn a combined profit on both the wholesale and retail sides of the business.

Prior to our retail acquisitions, we licensed the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in those markets to the dealers whose assets we acquired, and we reacquired these rights when we purchased the dealers’ other assets. The reacquired rights are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. A Retailer Agreement remains in effect as long as the independent retailer is not in default under the terms of the agreement. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $6.6 million related to these reacquired rights. We also recognized $32.0 million of goodwill in fiscal 2019 related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies. For federal income tax purposes, we will amortize and appropriately deduct all of the indefinite-lived intangible assets and goodwill assets over 15 years.

We based the purchase price allocations on fair values at the dates of acquisition, and summarize them in the following table:

(Unaudited, amounts in thousands)	Second quarter fiscal 2019 acquisitions
Fair value of consideration:
Cash	$38,904
Forgiveness of accounts receivable	2,610
Guaranteed future payments	1,300
Total fair value of consideration	42,814

Amounts recognized for identifiable assets acquired and liabilities assumed:
Inventory	10,491
Other current assets	4,194
Property, plant and equipment	929
Indefinite-lived reacquired rights	6,600
Other long-term assets	183
Customer deposits	(6,515)
Other current liabilities	(5,055)
Total identifiable net assets acquired	10,827

Goodwill	$31,987

All acquired stores were included in our Retail segment results upon acquisition.

Corporate and Other acquisitions

On July 30, 2018, we completed our acquisition of Stitch Industries, Inc. (“Joybird”), an e-commerce retailer and manufacturer of upholstered furniture, for guaranteed cash payments of $75 million, subject to working capital adjustments. We acquired Joybird as they are a leading e-commerce retailer and manufacturer of upholstered furniture, which positions us for growth in the online selling environment and allows us to better reach millennial and Gen X consumers, while leveraging our supply chain assets.

The guaranteed payments include a closing date cash payment of $37.5 million in purchase price consideration, $7.5 million in prepaid compensation, and the assumption of $5.0 million of liabilities that will be paid over the next two years, with the remaining $25 million to be paid annually in $5 million installments over the next five years. The merger agreement also includes two future earn-out opportunities based on Joybird’s financial performance in fiscal 2021 and fiscal 2023. The merger agreement also included a working capital adjustment, and as of October 27, 2018, we have recorded a receivable for approximately $2.5 million for working capital adjustments. We received this $2.5 million during the third quarter of fiscal 2019 from amounts placed in escrow at the time of the closing of the transaction.

The $7.5 million of prepaid compensation relates to the retention of the four Joybird founders, now our employees, who will forfeit proportional amounts if one or more of them resign in the two years following the acquisition. We are amortizing the $7.5 million to selling, general & administrative expense over the two-year retention period on a straight-line basis. In addition to the guaranteed cash payments of $75 million, we recorded a contingent consideration liability of $3.3 million, which reflects the provisional fair value of the earn-out opportunities as of the date of acquisition, and a finite-lived intangible asset of $6.4 million, which reflects the provisional fair value of the acquired Joybird® trade name, which we are amortizing to selling, general & administrative expense over its useful life of eight years on a straight-line basis. The undiscounted range of the contingent consideration is zero to $65 million based on sales and profitability of Joybird in fiscal 2021 and fiscal 2023. Subsequent adjustments to the fair value of the contingent consideration will impact selling, general & administrative expense in our consolidated statement of income.

We recorded $75.8 million of goodwill related to the Joybird acquisition, related primarily to synergies we expect from the integration of the acquisition and the anticipated future benefits of these synergies. The finite-lived intangible asset and goodwill asset for Joybird are not deductible for federal income tax purposes.

We based the purchase price allocations on provisional fair values at the dates of acquisition, and summarize them in the following table:

(Unaudited, amounts in thousands)	Second quarter fiscal 2019 acquisitions
Fair value of consideration:
Cash	$37,482
Guaranteed payment	22,489
Acquisition earn-out	3,300
Assumption of liability	5,000
Working capital adjustment	(2,486)
Total fair value of consideration	65,785

Amounts recognized for assets acquired and liabilities assumed:
Inventory	5,258
Other current assets	3,258
Property, plant and equipment	2,057
Finite-lived tradename	6,400
Other long-term assets	4,010
Accounts payable	(8,399)
Customer deposits	(9,619)
Other current liabilities	(12,876)
Other long-term liabilities	(150)
Total identifiable net liabilities acquired	(10,061)

Goodwill	$75,846

We included the Joybird acquisition in our other business activities which we report as Corporate and Other results upon acquisition.

None of the above acquisitions were material to our financial position or our results of operations, and, therefore, pro-forma financial information is not presented. In accordance with Accounting Standard Codification Topic 805-10-25-15, the acquirer has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine, among other things, the identifiable assets acquired, liabilities assumed and consideration transferred for the acquisition, or other amount used in measuring goodwill. All of our provisional purchase accounting estimates shown above for both our Retail acquisitions and our acquisition of Joybird are based on the information and data available to us as of the time of the issuance of these financial statements, and are subject to change within the first 12 months of acquisition as we have access to additional data.

Note 3: Restricted Cash

We have cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	10/27/18	10/28/17
Cash and cash equivalents	$93,867	$122,345
Restricted cash	2,001	2,352
Total cash, cash equivalents and restricted cash	$95,868	$124,697

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/27/18	4/28/18
Raw materials	$95,485	$86,214
Work in process	13,816	12,254
Finished goods	128,457	109,183
FIFO inventories	237,758	207,651
Excess of FIFO over LIFO	(22,810)	(22,810)
Total inventories	$214,948	$184,841

Note 5: Goodwill and Other Intangible Assets

We have goodwill in our Retail Segment related to our acquisitions of La-Z-Boy Furniture Galleries® stores. In our Corporate and Other results, we have goodwill related to our acquisition of Joybird. The remainder of our goodwill is related to our acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which we recorded in our Upholstery reportable segment. The following is a roll-forward of goodwill for the six months ended October 27, 2018:

(Unaudited, amounts in thousands)	Upholstery Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 28, 2018	$12,967	$62,287	$—	$75,254
Acquisitions	—	31,987	75,846	107,833
Translation adjustment	(894)	(77)	—	(971)
Balance at October 27, 2018	$12,073	$94,197	$75,846	$182,116

Our intangible assets include the indefinite-lived trade name for American Drew®, a brand in our Casegoods segment, and the finite-lived trade name for Joybird®, a brand within Corporate and Other. Indefinite-lived reacquired rights relate to our acquisition of La-Z-Boy Furniture Galleries® stores, and are recorded in our Retail segment. Other intangible assets are primarily acquired customer relationships from our acquisition of the

La-Z-Boy wholesale business in the United Kingdom and Ireland, and are recorded in our Upholstery reportable segment. The following is a roll-forward of our intangible assets for the six months ended October 27, 2018:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite-Lived Trade Names	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 28, 2018	$1,155	$—	$13,645	$3,390	$18,190
Acquisitions	—	6,400	6,600	—	13,000
Amortization	—	(200)	—	(204)	(404)
Translation adjustment	—	—	(57)	(229)	(286)
Balance at October 27, 2018	$1,155	$6,200	$20,188	$2,957	$30,500

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

The following summarizes our investments at October 27, 2018, and April 28, 2018:

(Unaudited, amounts in thousands)	10/27/18	4/28/18
Short-term investments:
Marketable securities	$13,052	$12,926
Held-to-maturity investments	3,218	3,340
Total short-term investments	16,270	16,266

Long-term investments:
Marketable securities	27,061	32,134
Cost basis investments	10,954	10,954
Total long-term investments	38,015	43,088

Total investments	$54,285	$59,354

Investments to enhance returns on cash	$29,795	$34,359
Investments to fund compensation/retirement plans	$13,536	$14,041
Other investments	$10,954	$10,954

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at October 27, 2018, and April 28, 2018:

At October 27, 2018

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,889	$(99)	$18,525
Fixed income	27	(333)	31,339
Other	221	(11)	4,421
Total securities	$2,137	$(443)	$54,285

At April 28, 2018

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,142	$(39)	$18,765
Fixed income	29	(418)	36,312
Other	72	—	4,277
Total securities	$2,243	$(457)	$59,354

The following table summarizes sales of marketable securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17	10/27/18	10/28/17
Proceeds from sales	$2,992	$5,672	$7,754	$11,529
Gross realized gains	10	16	85	418
Gross realized losses	(11)	(7)	(66)	(228)

At October 27, 2018, the fair value of fixed income marketable securities, which are classified as available-for-sale securities, by contractual maturity was $13.0 million within one year, $16.3 million within two to five years, $1.2 million within six to ten years, and $0.8 million thereafter.

Note 7: Pension Plans

Net periodic pension costs were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17	10/27/18	10/28/17
Service cost	$323	$329	$646	$658
Interest cost	1,116	1,147	2,232	2,294
Expected return on plan assets	(1,136)	(1,204)	(2,272)	(2,408)
Net amortization	639	780	1,278	1,560
Net periodic pension cost	$942	$1,052	$1,884	$2,104

The components of net periodic pension cost other than the service cost are included in other income (expense), net in our consolidated statement of income. Service cost is recorded in cost of sales in our consolidated statement of income.

Note 8: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims based on our claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Over 80% of our warranty liability relates to our Upholstery reportable segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our Upholstery segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the products sold by Joybird, part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17	10/27/18	10/28/17
Balance as of the beginning of the period	$21,093	$21,882	$21,205	$21,870
Acquisitions	4,100	—	4,100	—
Accruals during the period	5,489	4,648	10,610	9,501
Settlements during the period	(5,485)	(4,924)	(10,718)	(9,765)
Balance as of the end of the period	$25,197	$21,606	$25,197	$21,606

As of October 27, 2018, and April 28, 2018, we included $16.6 million and $12.7 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods. The acquired warranty liability reflects our provisional estimate of the acquired warranty liabilities of Joybird on the acquisition date. See Note 2 for further information on our acquisition of Joybird.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17	10/27/18	10/28/17
Equity-based awards expense	$3,639	$2,852	$5,679	$6,410
Liability-based awards (income) expense	(300)	(588)	(134)	308
Total stock-based compensation expense	$3,339	$2,264	$5,545	$6,718

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

Stock Appreciation Rights (“SARs”). We did not grant any SARs to employees during the first six months of fiscal 2019, but we have SARs outstanding from previous grants. All outstanding SARs are fully vested and have a term of ten years. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to fair value at the end of each reporting period.

In fiscal 2013 and fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013, and April 26, 2014, respectively. As of October 27, 2018, we had 7,149 and 17,918 SARs outstanding for the fiscal 2013 and fiscal 2014 awards, respectively. These awards have exceeded their expected life and are being re-measured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At October 27, 2018, the intrinsic value per share of the fiscal 2013 and fiscal 2014 awards were $15.54 and $8.45, respectively.

Restricted Stock. We granted 100,426 shares of restricted stock to employees during the first six months of fiscal 2019. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock awarded in the first six months of fiscal 2019 was $33.11 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the grant date of the award. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.

Restricted Stock Units. During the second quarter of fiscal 2019, we granted 21,240 restricted stock units to our non-employee directors. These restricted stock units vest when the director leaves the board. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $33.15.

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

Note 10: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended October 27, 2018, and October 28, 2017, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 28, 2018	$(573)	$(179)	$(220)	$(28,601)	$(29,573)
Changes before reclassifications	549	140	30	—	719
Amounts reclassified to net income	—	65	—	686	751
Tax effect	—	(50)	(7)	(169)	(226)
Other comprehensive income attributable to La-Z- Boy Incorporated	549	155	23	517	1,244
Balance at October 27, 2018	$(24)	$(24)	$(197)	$(28,084)	$(28,329)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 29, 2017	$984	$552	$1,481	$(33,265)	$(30,248)
Changes before reclassifications	(247)	(1,094)	344	—	(997)
Amounts reclassified to net income	—	(103)	(8)	836	725
Tax effect	—	456	(128)	(319)	9
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(247)	(741)	208	517	(263)
Balance at October 28, 2017	$737	$(189)	$1,689	$(32,748)	$(30,511)

The activity in accumulated other comprehensive loss for the six months ended October 27, 2018, and October 28, 2017, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)
Changes before reclassifications	(2,412)	(369)	103	—	(2,678)
Cumulative effect adjustment for investments (1)	—	—	(1,637)	—	(1,637)
Amounts reclassified to net income	—	132	(19)	1,372	1,485
Tax effect	—	59	(20)	(339)	(300)
Other comprehensive income (loss) attributable to La-Z- Boy Incorporated	(2,412)	(178)	(1,573)	1,033	(3,130)
Balance at October 27, 2018	$(24)	$(24)	$(197)	$(28,084)	$(28,329)

(1)         The cumulative effect adjustment for investments is composed of $2.1 million of unrealized gains on equity investments offset by $0.5 million of tax expense. We reclassified the net $1.6 million of cumulative effect adjustment from accumulated other comprehensive loss to retained earnings as a result of adopting Accounting Standards Update 2016-01 (see Note 1 for further information).

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

The components of non-controlling interest for the quarter and six months ended October 27, 2018, and October 28, 2017, were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17	10/27/18	10/28/17
Balance as of the beginning of the period	$12,455	$11,684	$13,035	$11,186
Net income	337	310	985	403
Other comprehensive income (loss)	619	100	(609)	505
Balance as of the end of the period	$13,411	$12,094	$13,411	$12,094

Note 11: Revenue Recognition

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

The following table disaggregates our revenue by product category by segment for the quarter ended October 27, 2018:

(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$202,168	$—	$85,735	$—	$287,903
Stationary Upholstery Furniture	92,246	4,429	25,701	23,695	146,071
Bedroom Furniture	—	8,234	1,450	2,460	12,144
Dining Room Furniture	—	6,406	2,613	819	9,838
Occasional Furniture	418	13,723	5,067	490	19,698
Other (a)	22,261	(1,415)	19,120	(5,086)	34,880
Total	$317,093	$31,377	$139,686	$22,378	510,534

		Eliminations			(71,201)
		Consolidated Net Sales			$439,333

(a)         Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, discounts & allowances, rebates and other sales incentives

The following table disaggregates our revenue by product category by segment for the six months ended October 27, 2018:

(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$389,827	$—	$160,692	$—	$550,519
Stationary Upholstery Furniture	177,536	8,371	48,865	23,695	258,467
Bedroom Furniture	—	16,598	2,305	2,460	21,363
Dining Room Furniture	—	12,335	4,196	819	17,350
Occasional Furniture	811	25,711	9,041	490	36,053
Other (b)	42,317	(3,252)	33,815	(1,221)	71,659
Total	$610,491	$59,763	$258,914	$26,243	955,411

		Eliminations			(131,383)
		Consolidated Net Sales			$824,028

(b)         Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, discounts & allowances, rebates and other sales incentives

Motion Upholstery Furniture — Includes gross revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals and modulars that have a mechanism that allows the back of the product to recline or the product’s footrest to extend.  This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores

(including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

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

Our consolidated balance sheet includes current assets of $19.6 million that we reported as other receivables. These other receivables represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2019, we had $12.1 million of other receivables.

We receive deposits from end consumers before we recognize revenue, resulting in customer deposits, and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the “contract liabilities”). At the beginning of fiscal 2019, we had $31.3 million of customer deposits and $12.1 million of deferred revenues. At October 27, 2018, we included $48.8 million of customer deposits and $19.6 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. During the quarter and six months ended October 27, 2018, we recognized $1.4 million and $41.5 million, respectively, of revenue that was recorded as a contract liability at the beginning of fiscal 2019.

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

Casegoods Segment. Our Casegoods segment consists of one operating segment that sells furniture under three brands: American Drew®, Hammary®, and Kincaid®. The Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some coordinated upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

Retail Segment. Our Retail segment consists of one operating segment comprised of our 157 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer exclusively online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments.

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17	10/27/18	10/28/17
Sales
Upholstery segment:
Sales to external customers	$254,028	$251,741	$494,082	$476,555
Intersegment sales	63,065	53,020	116,409	102,613
Upholstery segment sales	317,093	304,761	610,491	579,168

Casegoods segment:
Sales to external customers	26,242	23,915	50,645	44,934
Intersegment sales	5,135	4,150	9,118	8,641
Casegoods segment sales	31,377	28,065	59,763	53,575

Retail segment sales	139,686	116,737	258,914	227,253

Corporate and Other:
Sales to external customers	19,377	812	20,387	1,542
Intersegment sales	3,001	2,091	5,856	4,021
Corporate and Other sales	22,378	2,903	26,243	5,563

Eliminations	(71,201)	(59,261)	(131,383)	(115,275)
Consolidated sales	$439,333	$393,205	$824,028	$750,284

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17	10/27/18	10/28/17
Operating Income (Loss)
Upholstery segment	$32,152	$33,424	$56,036	$56,723
Casegoods segment	3,761	3,302	6,841	6,041
Retail segment	6,563	3,903	11,021	5,670
Corporate and Other	(13,976)	(6,360)	(22,238)	(17,867)
Consolidated operating income	28,500	34,269	51,660	50,567
Interest expense	(501)	(160)	(605)	(317)
Interest income	392	376	994	719
Other income (expense), net	(1,997)	(926)	(1,105)	823
Income before income taxes	$26,394	$33,559	$50,944	$51,792

Note 13: Income Taxes

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income and new limitations on certain business deductions, began applying to us in fiscal 2019. In December of 2017, the SEC staff issued SAB 118, which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include in their financial statements a provisional amount based on their reasonable estimate. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period similar to the measurement period used when accounting for business combinations. We continue to analyze provisions of the Tax Act and review guidance issued from regulators to determine if they will impact our effective tax rate in fiscal 2019 or in the future. As of October 27, 2018, we have not recorded any adjustments to the provisional estimates we previously recorded as of the prior year end related to the transition tax. We will continue to refine our provisional adjustments through the permissible measurement period, which is not to extend beyond one year of the enactment date.

Our effective tax rate for the second quarter and six months ended October 27, 2018, was 22.9%. For the second quarter and six months ended October 28, 2017, our effective tax rate was 30.8% and 32.5%, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Absent discrete adjustments, our effective tax rate in the second quarter of fiscal 2019 would have been 24.7%.

Note 14: Earnings per Share

Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. The restricted stock awards we granted in fiscal 2019 do not have non-forfeitable rights to dividends and therefore are not considered participating securities. The dividends on the restricted stock awards granted in fiscal 2019 are and will continue to be held in escrow until the stock awards vest at which time we will pay any accumulated dividends.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17	10/27/18	10/28/17
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$20,012	$22,896	$38,315	$34,547
Income allocated to participating securities	(63)	(117)	(139)	(172)
Net income available to common shareholders	$19,949	$22,779	$38,176	$34,375

Denominator:
Basic weighted average common shares outstanding	46,888	47,964	46,802	48,160
Add:
Contingent common shares	85	96	85	99
Stock option dilution	286	237	332	278
Diluted weighted average common shares outstanding	47,259	48,297	47,219	48,537

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the quarter and six months ended October 27, 2018, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the quarter and six months ended October 28, 2017.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at October 27, 2018, and April 28, 2018. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At October 27, 2018

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$969	$32,377	$—
Held-to-maturity investments	3,218	—	—
Cost basis investments	—	—	10,954
Total assets	$4,187	$32,377	$10,954

Liabilities
Contingent consideration liability	$—	$—	$3,621

At April 28, 2018

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,141	$37,173	$—
Held-to-maturity investments	3,340	—	—
Cost basis investment	—	—	10,954
Total assets	$4,481	$37,173	$10,954

Liabilities
Contingent consideration liability	$—	$—	$344

At October 27, 2018, and April 28, 2018, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At October 27, 2018, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. Our Level 3 liability includes our contingent consideration liabilities on recent acquisitions. We estimated the provisional fair value of the $3.3 million contingent consideration liability for the acquisition of Joybird (see Note 2 for more information). The fair value of contingent consideration is based on future revenues and earnings in fiscal 2021 and fiscal 2023. The fair value was determined using a variation of the income approach, known as the real options method, whereby revenue and earnings was simulated over the earn-out periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the earn-out payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 4.65% for the fiscal 2021 milestone and 5.05% for the fiscal 2023 milestone. We estimated the fair value of the remainder of our Level 3 contingent consideration liabilities using the present value of the probability-weighted future cash flows.

There were no changes to the fair value of our Level 3 assets during the first six months of fiscal 2019. The following table is a reconciliation of our Level 3 liabilities recorded at fair value using significant unobservable inputs:

(Unaudited, amounts in thousands)	Level 3
Liabilities
Balance at April 28, 2018	$344
Acquisitions	3,300
Translation adjustment	(23)
Balance at October 27, 2018	$3,621

Our asset leveling presented above does not include certain marketable securities investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 6). The fair value of the investments measured using net asset value at October 27, 2018, and April 28, 2018, was $6.8 million and $6.7 million, respectively.

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

Introduction

Our Business

We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products. We have seven major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia and New Zealand, directly to consumers through stores that we own and operate and through our websites, la-z-boy.com and joybird.com. The centerpiece of our retail distribution strategy is our network of 353 La-Z-Boy Furniture Galleries® stores and 543 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 157 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 543 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. Additionally, floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products totals approximately 2.5 million square feet. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 572 outlets and approximately 1.7 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.1 million square feet worldwide. Joybird, which we acquired in the second quarter of fiscal 2019, sells product exclusively online and has a limited amount of proprietary retail floor space it uses as a showroom to develop its brand.

Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business.

We drive growth in the following ways:

•                  Our branded distribution channels, which include the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. We expect this initiative to generate growth in our Retail segment through an increased company-owned store count and in our wholesale Upholstery segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs.

•                  Our company-owned retail business. We are growing this business by acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•                  Our unique multi-channel distribution network. In addition to our branded distribution channels, over 2,000 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best known names in the industry, including Art Van, Nebraska Furniture Mart, and Slumberland. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

•                  Our innovative and on-trend product including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, we are focusing on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad assortment, customize products to their liking, find stores to make a purchase, or purchase at la-z-boy.com.

•                  Our innovative products, including stain-resistant iCleanTM fabrics and our power products, some of which include dual mechanisms and articulating headrests. Our newest innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we are finalizing our new state-of-the-art Innovation Center at our Dayton, Tennessee campus. We expect construction of the Innovation Center to be completed by the end of this fiscal year.

•                  Our multi-faceted online strategy to participate in and leverage the growth of online furniture sales. In July 2018 we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture, which will position us for growth in the ever-changing online selling environment and allow us to better reach millennial and Gen X consumers and leverage our supply chain assets. In addition, we continue to increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair and Amazon.

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

•                  Retail Segment. Our Retail segment consists of one operating segment comprising of our 157 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

•                  Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer exclusively online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments at this time.

Results of Operations

Fiscal 2019 Second Quarter and Six Months Compared with Fiscal 2018 Comparable Periods

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/27/18	Quarter Ended 10/28/17	% Change	Six Months Ended 10/27/18	Six Months Ended 10/28/17	% Change
Sales	$439,333	$393,205	11.7%	$824,028	$750,284	9.8%
Operating income	28,500	34,269	(16.8)%	51,660	50,567	2.2%
Operating margin	6.5%	8.7%		6.3%	6.7%

Sales

Consolidated sales increased $46.1 million and $73.7 million in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago, due to growth in our core businesses and sales from our recent acquisitions. Sales in our Upholstery segment increased due to favorable changes in our product mix and higher selling prices. Sales in our Casegoods segment increased due to higher volume. In our Retail segment, sales increased due to our acquired stores and delivered same-store sales increases during the quarter and first six months.  Sales also benefitted from the acquisition of the Joybird ecommerce business reflected in Corporate & Other.

Operating Margin

Operating margin decreased 220 basis points and 40 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Gross margin increased 30 basis points in the second quarter and was flat in the first six months of fiscal 2019, compared with the same periods a year ago.

•                  Our consolidated gross margin increased due to the inclusion of Joybird, which has a higher gross margin than our Upholstery and Casegoods reportable segments.

•                  The Upholstery segment’s gross margin declined in the second quarter due to inflationary pressures in our supply chain, as well as changes in our product mix, offset somewhat by higher selling prices.

•                  The Casegoods segment’s gross margin declined in the second quarter primarily due to higher freight costs on imported product.

•                  Our Retail segment’s gross margin declined in the second quarter due to the incremental expense recorded upon the sale of inventory acquired at fair value during the quarter in conjunction with the purchase accounting on our business acquisitions.

•                  Selling, general, and administrative (“SG&A”) expenses as a percentage of sales increased 250 basis points and 40 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Advertising expense as a percentage of sales was 100 basis points and 30 basis points higher during the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago. The increase is primarily due to the acquisition of Joybird, which is advertising at a higher rate than our core businesses as it continues to grow the brand.

•                  Incentive compensation costs as a percentage of sales were 60 basis points higher during the second quarter compared with the same period a year ago, and were essentially flat for the first six months of fiscal 2019 compared with the same period a year ago.

•                  The increase in the second quarter was due to a change in the vesting provisions of certain equity awards granted to our retirement-eligible employees, which resulted in our recognizing the expense over the full fiscal year 2019, compared with fully recognizing the expense in the first quarter of fiscal 2018. Additionally, we incurred higher costs in the first six months of fiscal 2019 due to our improved financial performance against certain performance metrics during fiscal 2019. Partly offsetting these cost increases was a decline in our stock price during the first six months of fiscal 2019, which affected the cost we recognized for certain stock-based compensation awards that are accounted for as liabilities.

•                  Joybird acquisition related costs increased our SG&A expense as a percentage of sales by 20 basis points and 10 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago. These costs included compensation expense related to the forfeitable portion of the purchase price should any of the four co-founders resign within the first two years and expense related to amortization of the Joybird® trade name over its useful life.

•                  In fiscal 2018, we recorded a $1.7 million insurance gain in the second quarter and first six months related to the fire in our England subsidiary’s corporate office building, and this negatively impacted the comparison of our SG&A expense as a percentage of sales by 40 basis points and 20 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

We discuss each segment’s results in the following section.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/27/18	Quarter Ended 10/28/17	% Change	Six Months Ended 10/27/18	Six Months Ended 10/28/17	% Change
Sales	$317,093	$304,761	4.0%	$610,491	$579,168	5.4%
Operating income	32,152	33,424	(3.8)%	56,036	56,723	(1.2)%
Operating margin	10.1%	11.0%		9.2%	9.8%

Sales

The Upholstery segment’s sales increased $12.3 million, or 4.0%, and $31.3 million, or 5.4%, in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago, primarily due to favorable changes in our product mix and higher selling prices. Changes in product mix resulted in a 2.4% and a 2.6% increase in sales in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago, primarily due to higher sales of our duo® product. Price increases we took over the last eleven months in response to inflationary pressure on raw materials resulted in a 1.0% and a 1.2% increase in sales in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago. Higher unit volume resulted in a 0.6% increase in sales in the first six months of fiscal 2019 compared with the same period a year ago.

Operating Margin

Operating margin decreased 90 basis points and 60 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Gross margin declined 70 basis points and 90 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  We experienced inflationary pressures in our supply chain, including procurement, manufacturing operations and logistics, which decreased the segment’s gross margin by 90 basis points and 140 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  A shift in product mix resulted in a 50 basis point and a 40 basis point reduction in the segment’s gross margin for the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Partially offsetting these items were selling price increases, which provided a 70 basis point and a 90 basis point benefit to gross margin in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  SG&A expense as a percentage of sales increased 20 basis points in the second quarter and improved 30 basis points in the first six months of fiscal 2019, compared with the same periods a year ago. The increase during the quarter was primarily a result of an increase in incentive compensation expense due to the segment’s improved financial performance against certain performance metrics. The improvement in the first six months was primarily due to favorable absorption of fixed costs on our higher sales volume, partly offset by higher incentive compensation costs.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/27/18	Quarter Ended 10/28/17	% Change	Six Months Ended 10/27/18	Six Months Ended 10/28/17	% Change
Sales	$31,377	$28,065	11.8%	$59,763	$53,575	11.6%
Operating income	3,761	3,302	13.9%	6,841	6,041	13.2%
Operating margin	12.0%	11.8%		11.4%	11.3%

Sales

The Casegoods segment’s sales increased $3.3 million and $6.2 million in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago, primarily due to higher volume achieved through improved product styling, expanding floor space with existing retailers, and a reliable in-stock position.

Operating Margin

Operating margin increased 20 basis points and 10 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Gross margin declined 10 basis points and 20 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago, primarily due to higher freight costs on imported product.

•                  SG&A expense as a percentage of sales improved 30 basis points in both the second quarter and first six months of fiscal 2019, compared with the same periods a year ago due to favorable absorption of fixed SG&A costs on our higher sales volume.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/27/18	Quarter Ended 10/28/17	% Change	Six Months Ended 10/27/18	Six Months Ended 10/28/17	% Change
Sales	$139,686	$116,737	19.7%	$258,914	$227,253	13.9%
Operating income	6,563	3,903	68.2%	11,021	5,670	94.4%
Operating margin	4.7%	3.3%		4.3%	2.5%

Sales

The Retail segment’s sales increased $22.9 million and $31.7 million in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago. In the second quarter and first six months of fiscal 2019, sales increased by $16.8 million and $18.4 million, respectively, due to acquired stores. In the second quarter and first six months of fiscal 2019, delivered same-store sales increased $4.6 million and $9.4 million, increases of 4.0% and 4.3%, respectively. The higher delivered same-store sales were primarily driven by our execution of a variety of strategies to drive traffic to our stores and convert that traffic into sales. These strategies resulted in improved conversion of store traffic, increased design services and custom orders, all of which resulted in a higher average ticket. Additionally, during the second quarter and first six months of fiscal 2019, we added $1.6 million and $3.9 million, respectively, in sales from new stores that were not open in the prior-year period.

Operating Margin

Operating margin increased 140 basis points and 180 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Gross margin declined 30 basis points and 10 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago, primarily due to recognizing $1.1 million of incremental expense upon the sale of inventory acquired at fair value during the quarter in conjunction with the purchase accounting on our business acquisitions. Partly offsetting these charges was the benefit of acquired stores, which drove an improvement in gross margin in the fiscal 2019 periods.

•                  SG&A expense as a percentage of sales improved 170 basis points and 190 basis points in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago. We were better able to leverage our fixed costs (primarily occupancy and administrative costs) on increased sales at stores that have been open for at least 12 months. Additionally, acquired stores operate with lower SG&A as a percentage of sales compared with our existing stores.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 10/27/18	Quarter Ended 10/28/17	% Change	Six Months Ended 10/27/18	Six Months Ended 10/28/17	% Change
Sales	$22,378	$2,903	670.9%	$26,243	$5,563	371.7%
Eliminations	(71,201)	(59,261)	(20.1)%	(131,383)	(115,275)	(14.0)%
Operating loss	(13,976)	(6,360)	(119.7)%	(22,238)	(17,867)	(24.5)%

Sales

Sales increased in the second quarter and first six months of fiscal 2019 compared with the same periods a year ago primarily due to the acquisition of Joybird, which contributed $18.5 million in sales in the fiscal 2019 periods. Additionally, an increase in intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong contributed to the sales increase in both periods.

Eliminations increased in the second quarter and first six months of fiscal 2019 compared with the same periods a year ago due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly because of the increased sales in the Retail segment and the impact of acquired stores.

Operating Loss

Our Corporate and Other operating loss was $7.6 million and $4.4 million higher in the second quarter and first six months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  We incurred higher incentive compensation costs in the second quarter, primarily due to a change in the vesting provisions of certain equity awards granted to our retirement eligible employees, which resulted in the expense being recognized over the full fiscal year 2019, compared with being recognized fully in the first quarter of fiscal 2018. Additionally, we incurred higher costs during the first six months of fiscal 2019 due to our improved financial performance against certain performance metrics during fiscal 2019. Partly offsetting these cost increases was a decline in our stock price during the first six months of fiscal 2019, which affected the cost recognized for certain stock-based compensation awards that are accounted for as liabilities.

•                  Fiscal 2019 periods include the operating loss and purchase accounting adjustments related to the Joybird acquisition.

•                  In the second quarter of fiscal 2018, we recognized a $1.7 million insurance gain related to the fire in our England subsidiary’s corporate office building, and this negatively impacted our operating results when compared to the respective fiscal 2019 periods.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was $2.0 million of expense in the second quarter of fiscal 2019 compared with $0.9 million of expense in the second quarter of fiscal 2018. The expense in fiscal 2019 was primarily due to exchange rate changes, unrealized losses on investments, and pension and retirement-related expenses. The expense in fiscal 2018 was primarily due to exchange rate changes and pension and retirement-related expenses.

Other income (expense), net was $1.1 million of expense in the first six months of fiscal 2019 compared with $0.8 million of income in the first six months of fiscal 2018. The expense in the first six months of fiscal 2019 was primarily due to unrealized losses on investments, pension and retirement-related expenses, which was somewhat offset by exchange rate gains. The income in the first six months of fiscal 2018 was primarily due to a gain on investments when our available-for-sale convertible debt security converted to preferred shares of a privately-held company and exchange rate gains, which was somewhat offset by pension and retirement-related expenses.

Income Taxes

Our effective tax rate for the second quarter and first six months of fiscal 2019 was 22.9%, as compared with 30.8% and 32.5% in the second quarter and first six months of fiscal 2018, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.  Absent discrete adjustments, our effective tax rate in the second quarter of fiscal 2019 would have been 24.7%.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income and new limitations on certain business deductions, began applying to us in fiscal 2019. In December of 2017, the SEC staff issued SAB 118, which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include in their financial statements a provisional amount based on their reasonable estimate. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period similar to the measurement period used when accounting for business combinations. We continue to analyze provisions of the Tax Act and review guidance issued from regulators to determine if they will impact our effective tax rate in fiscal 2019 or in the future. As of October 27, 2018, we have not recorded any adjustments to the provisional estimates we previously recorded as of the prior year end related to the transition tax. We will continue to refine our provisional adjustments through the permissible measurement period, which is not to extend beyond one year of the enactment date.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash, cash equivalents and restricted cash of $95.9 million at October 27, 2018, compared with $136.9 million at April 28, 2018. In addition, we had investments to enhance our returns on cash of $29.8 million at October 27, 2018, compared with $34.4 million at April 28, 2018.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At October 27, 2018, we were not subject to the fixed-charge coverage ratio requirement, had $35.0 million of borrowings outstanding under the agreement, and had excess availability of $113.1 million of the $150.0 million credit commitment.

Our capital expenditures for the first six months of fiscal 2019 were $26.9 million compared with $16.4 million during the first six months of fiscal 2018. Capital expenditures in the first six months of fiscal 2019 were primarily related to the construction of our new Innovation Center in Dayton, Tennessee, upgrades to our Upholstery manufacturing plant in Dayton, Tennessee, expansion of our England subsidiary plant, and construction of a new corporate office building for our England subsidiary, all of which we expect to be completed this fiscal year. We have no material contractual commitments outstanding for future capital expenditures. We expect total capital expenditures to be in the range of $45 to $50 million for fiscal 2019. We expect capital expenditures to be higher during fiscal 2019 than fiscal 2018 due to the construction of a new corporate office building and a plant expansion for our England subsidiary, plant upgrades to our Upholstery manufacturing facility in Dayton, Tennessee, and the relocation of one of our regional distribution centers, all of which we anticipate being completed by the end of fiscal 2019.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Our board of directors has authorized the purchase of company stock. As of October 27, 2018, 6.3 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.4 million shares during the first six months of fiscal 2019, for a total of $11.6 million. With the cash flows we anticipate generating in fiscal 2019, we expect to continue being opportunistic in purchasing company stock.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/28/17
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$46,084	$51,224
Net cash used for investing activities	(102,140)	(37,136)
Net cash provided by (used for) financing activities	16,035	(41,115)
Exchange rate changes	(982)	865
Change in cash, cash equivalents and restricted cash	$(41,003)	$(26,162)

Operating Activities

During the first six months of fiscal 2019, net cash provided by operating activities was $46.1 million. Our cash provided by operating activities was primarily attributable to net income generated during the first six months. Partially offsetting net income was $7.0 million used for a discretionary pension contribution and $7.5 million used for prepaid compensation related to the Joybird acquisition.

During the first six months of fiscal 2018, net cash provided by operating activities was $51.2 million, primarily attributable to net income we generated during the first six months of fiscal 2018 and $6.2 million from a reduction in accounts receivable. In the first six months of fiscal 2018, the net income we generated and cash we collected was somewhat offset by an increase in inventories of $4.1 million and a $2.0 million discretionary pension contribution.

Investing Activities

During the first six months of fiscal 2019, net cash used for investing activities was $102.1 million primarily due to $78.1 million used for acquisitions and $26.9 million used for capital expenditures. Our cash used for acquisitions during the period included the acquisition of the assets of two independent operators of La-Z-Boy Furniture Galleries® stores, one that operated nine stores and two warehouses in Arizona and one that operated one store in Massachusetts, as well as our acquisition of Joybird, an e-commerce retailer and manufacturer of upholstered furniture. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, construction of our new Innovation Center, upgrades to our Dayton, Tennessee Upholstery manufacturing facility, expansion of our England subsidiary’s plant and construction of their new corporate office building, and relocation of one of our regional distribution centers.

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

Financing Activities

During the first six months of fiscal 2019, net cash provided by financing activities was $16.0 million, primarily due to $35.0 million borrowed from our credit facility during the second quarter. This was partly offset by $11.6 million used to purchase our common stock and $11.3 million paid to our shareholders in quarterly dividends.

During the first six months of fiscal 2018, net cash used for financing activities was $41.1 million, including $30.7 million used to purchase our common stock and $10.6 million paid to our shareholders in quarterly dividends.

Exchange Rate Changes

During the first six months of fiscal 2019, our cash, cash equivalents, and restricted cash decreased by $1.0 million due to changes in exchange rates since the end of fiscal 2018, which negatively impacted our cash balances held in Canada, Thailand and the United Kingdom.

During the first six months of fiscal 2018, our cash, cash equivalents, and restricted cash increased by $0.9 million due to changes in exchange rates since the end of fiscal 2017, which positively impacted our cash balances held in Canada, Thailand and the United Kingdom.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments Due by Period
(Unaudited, amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Short-term debt obligations	$35,000	$35,000	$—	$—	$—
Capital lease obligations	306	217	89	—	—
Operating lease obligations	408,783	75,936	135,021	87,746	110,080
Purchase obligations*	97,443	97,443	—	—	—
Interest obligations	2,511	928	1,121	462	—
Contingent consideration	3,621	—	2,521	1,100	—
Future guaranteed payments	23,789	4,885	10,464	8,440	—
Legal liability	3,208	1,750	1,458	—	—
Total contractual obligations	$574,661	$216,159	$150,674	$97,748	$110,080

*We have purchase order commitments of $97.4 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2018 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first six months of fiscal 2019, except for changes related to our adoption of Accounting Standards Codification Topic 606 as described in Note 11.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2019, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2018.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first six months of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended October 27, 2018, we acquired Stitch Industries, Inc. (“Joybird”) and the assets of EBCO, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona. We are currently integrating Joybird and the assets of EBCO, Inc. into our operations, compliance programs, and internal control processes. As permitted by SEC guidance, management intends to exclude Joybird and the EBCO, Inc. operations from its assessment of internal controls over financial reporting as of April 27, 2019.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 28, 2018. There have been no material changes to our risk factors during the first six months of fiscal 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of October 27, 2018, 6.3 million shares remained available for purchase pursuant to this authorization. We spent $11.6 million in the first six months of fiscal 2019 to purchase 0.4 million shares. During the second quarter of fiscal 2019, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective September 10, 2018. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on December 28, 2018. With the cash flows we anticipate generating in fiscal 2019, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended October 27, 2018:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 29 — September 1, 2018)	8	$31.35	8	6,420
Fiscal September (September 2 — September 29, 2018)	39	$32.34	38	6,382
Fiscal October (September 30 — October 27, 2018)	75	$29.17	74	6,308
Fiscal Second Quarter of 2019	122	$30.34	120	6,308

(1)         In addition to the 120,770 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 1,206 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.

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

Date: November 28, 2018

BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes
Vice President, Corporate Controller and Chief Accounting Officer