Form 10-Q
period 2019-01-26
LA-Z-BOY INC
filed 2019-02-19
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2019
Common Shares, $1.00 par value	46,659,480

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2019

PART I — FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	1/26/19	1/27/18
Sales	$467,582	$413,638
Cost of sales	277,712	251,140
Gross profit	189,870	162,498
Selling, general and administrative expense	149,027	129,403
Operating income	40,843	33,095
Interest expense	(538)	(113)
Interest income	540	444
Other income (expense), net	(941)	(1,094)
Income before income taxes	39,904	32,332
Income tax expense	10,730	20,047
Net income	29,174	12,285
Net income attributable to noncontrolling interests	(443)	(176)
Net income attributable to La-Z-Boy Incorporated	$28,731	$12,109

Basic weighted average common shares	46,820	47,234
Basic net income attributable to La-Z-Boy Incorporated per share	$0.61	$0.26

Diluted weighted average common shares	47,091	47,757
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.61	$0.25

Dividends declared per share	$0.13	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/26/19	1/27/18
Sales	$1,291,610	$1,163,922
Cost of sales	778,813	707,369
Gross profit	512,797	456,553
Selling, general and administrative expense	420,294	372,891
Operating income	92,503	83,662
Interest expense	(1,143)	(430)
Interest income	1,534	1,163
Other income (expense), net	(2,046)	(271)
Income before income taxes	90,848	84,124
Income tax expense	22,374	36,889
Net income	68,474	47,235
Net income attributable to noncontrolling interests	(1,428)	(579)
Net income attributable to La-Z-Boy Incorporated	$67,046	$46,656

Basic weighted average common shares	46,808	47,852
Basic net income attributable to La-Z-Boy Incorporated per share	$1.43	$0.97

Diluted weighted average common shares	47,212	48,325
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.42	$0.96

Dividends declared per share	$0.37	$0.34

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18
Net income	$29,174	$12,285
Other comprehensive income
Currency translation adjustment	1,469	3,585
Change in fair value of cash flow hedges, net of tax	70	445
Net unrealized gain on marketable securities, net of tax	90	109
Net pension amortization, net of tax	515	552
Total other comprehensive income	2,144	4,691
Total comprehensive income before allocation to noncontrolling interests	31,318	16,976
Comprehensive income attributable to noncontrolling interests	(1,112)	(865)
Comprehensive income attributable to La-Z-Boy Incorporated	$30,206	$16,111

	Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18
Net income	$68,474	$47,235
Other comprehensive income (loss)
Currency translation adjustment	(1,552)	5,754
Change in fair value of cash flow hedges, net of tax	(108)	182
Net unrealized gain on marketable securities, net of tax	154	46
Net pension amortization, net of tax	1,548	1,586
Total other comprehensive income	42	7,568
Total comprehensive income before allocation to noncontrolling interests	68,516	54,803
Comprehensive income attributable to noncontrolling interests	(1,488)	(1,773)
Comprehensive income attributable to La-Z-Boy Incorporated	$67,028	$53,030

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/26/19	4/28/18
Current assets
Cash and equivalents	$101,579	$134,515
Restricted cash	2,003	2,356
Receivables, net of allowance of $2,762 at 1/26/19 and $1,956 at 4/28/18	149,526	154,055
Inventories, net	219,211	184,841
Other current assets	75,086	42,451
Total current assets	547,405	518,218
Property, plant and equipment, net	195,680	180,882
Goodwill	184,717	75,254
Other intangible assets, net	30,274	18,190
Deferred income taxes — long-term	21,231	21,265
Other long-term assets, net	82,149	79,158
Total assets	$1,061,456	$892,967

Current liabilities
Short-term borrowings	$20,000	$—
Current portion of long-term debt	205	223
Accounts payable	72,421	62,403
Accrued expenses and other current liabilities	176,277	118,721
Total current liabilities	268,903	181,347
Long-term debt	47	199
Other long-term liabilities	120,720	86,205
Contingencies and commitments
Shareholders’ equity
Preferred shares — 5,000 authorized; none issued	—	—
Common shares, $1 par value — 150,000 authorized; 46,730 outstanding at 1/26/19 and 46,788 outstanding at 4/28/18	46,730	46,788
Capital in excess of par value	306,896	298,948
Retained earnings	330,491	291,644
Accumulated other comprehensive loss	(26,854)	(25,199)
Total La-Z-Boy Incorporated shareholders’ equity	657,263	612,181
Noncontrolling interests	14,523	13,035
Total equity	671,786	625,216
Total liabilities and equity	$1,061,456	$892,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18
Cash flows from operating activities
Net income	$68,474	$47,235
Adjustments to reconcile net income to cash provided by (used for) operating activities
(Gain)/Loss on disposal of assets	41	(1,849)
Gain on conversion of investment	—	(2,204)
Change in deferred taxes	2,538	10,543
Provision for doubtful accounts	477	198
Depreciation and amortization	23,182	23,671
Equity-based compensation expense	8,174	7,929
Pension plan contributions	(7,000)	(2,000)
Change in receivables	1,152	5,057
Change in inventories	(18,950)	(9,142)
Change in other assets	(10,103)	(3,304)
Change in payables	4,954	12,529
Change in other liabilities	18,509	2,537
Net cash provided by operating activities	91,448	91,200

Cash flows from investing activities
Proceeds from disposals of assets	447	620
Proceeds from property insurance	154	1,807
Capital expenditures	(35,766)	(24,138)
Purchases of investments	(14,956)	(24,124)
Proceeds from sales of investments	14,304	17,109
Acquisitions, net of cash acquired	(78,582)	(16,495)
Net cash used for investing activities	(114,399)	(45,221)

Cash flows from financing activities
Net proceeds from credit facility	20,000	—
Payments on debt	(169)	(203)
Payments for debt issuance costs	—	(220)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	4,012	1,418
Purchases of common stock	(16,726)	(46,074)
Dividends paid	(17,381)	(16,343)
Net cash used for financing activities	(10,264)	(61,422)

Effect of exchange rate changes on cash and equivalents	(74)	2,204
Change in cash, cash equivalents and restricted cash	(33,289)	(13,239)
Cash, cash equivalents and restricted cash at beginning of period	136,871	150,859
Cash, cash equivalents and restricted cash at end of period	$103,582	$137,620

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$2,827	$3,926

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 29, 2017	$48,472	$289,632	$284,698	$(32,883)	$11,186	$601,105
Net income			80,866		729	81,595
Other comprehensive income				7,684	1,120	8,804
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,046	(1,380)			2,977
Purchases of 1,995 shares of common stock	(1,995)	(4,204)	(50,531)			(56,730)
Stock option and restricted stock expense		9,474				9,474
Dividends paid			(22,009)			(22,009)
At April 28, 2018	46,788	298,948	291,644	(25,199)	13,035	625,216
Net income			67,046		1,428	68,474
Other comprehensive income (loss)				(18)	60	42
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	497	5,701	(2,186)			4,012
Purchases of 555 shares of common stock	(555)	(5,927)	(10,244)			(16,726)
Stock option and restricted stock expense		8,174				8,174
Cumulative effect adjustment for investments, net of tax			1,637	(1,637)		—
Dividends paid			(17,381)			(17,381)
Dividends declared not paid			(25)			(25)
At January 26, 2019	$46,730	$306,896	$330,491	$(26,854)	$14,523	$671,786

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

At January 26, 2019, we owned preferred shares of two privately-held companies, both of which are variable interest entities. We also hold a warrant to purchase common shares of one of these companies. We have not consolidated the results of either of these companies in our financial statements because we do not have the power to direct those activities that most significantly impact the economic performance of either of these companies and, therefore, are not the primary beneficiary.

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

In January 2016, the FASB issued a new accounting standard that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for using the equity method of accounting or that result in consolidation of the invested entity. As of April 28, 2018, we held equity investments subject to this new standard and recognized changes in the fair value of these equity investments through other comprehensive income (loss) as unrealized gains (losses). We adopted the new standard in the first quarter of fiscal 2019 and consequently reclassified $2.1 million of net unrealized gains from accumulated other comprehensive income to retained earnings as a cumulative-effect adjustment during the first quarter of fiscal 2019. We also reclassified $0.5 million of tax expense related to these investments from accumulated other comprehensive loss to retained earnings. We will recognize the tax impact for these investments in the consolidated statement of income as the unrealized gains (losses) become realized. See Note 6 for additional information on our current investments.

In October 2016, the FASB issued a new accounting standard that requires entities to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. We adopted this standard in the first quarter of fiscal 2019. Adoption of this standard did not impact our current practices because intra-entity transfers, as the standard defines them, did not occur in the first nine months of fiscal 2019.

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

In August 2018, the FASB issued a new accounting standard that aligns the accounting for implementation costs in hosting arrangements that are service contracts with accounting for implementation costs on internal-use software. The standard allows certain implementation costs in specified phases of the project to be capitalized and expensed over the term of the hosting arrangement. We are required to adopt this standard by our fiscal 2021, but the standard permits early adoption in any interim period. We elected to adopt this standard beginning with our second quarter of fiscal 2019. We have not capitalized any costs to date related to the implementation of hosting arrangements, but we anticipate capitalizing costs in the future. We do not expect the capitalization of these costs to have a material impact on our consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued a new accounting standard that amends current guidance on other-than-temporary impairments of available-for-sale debt securities. This new standard requires the use of an allowance to record estimated credit losses on these assets when the fair value is below the amortized cost of the asset. This standard also removes the evaluation of the length of time that a security has been in a loss position to avoid recording a credit loss. We are required to adopt this standard for our fiscal 2021 and apply it through a cumulative-effect adjustment to retained earnings. We do not believe that adoption of this standard will have a material impact on our consolidated financial statements based on the volume of available-for-sale debt securities that we currently hold.

In August 2017, the FASB issued a new accounting standard designed to improve and simplify the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This standard is intended to better align the recognition and presentation of the effects of hedging instruments with the hedged item in the financial statements, and requires additional disclosures on hedging instruments. This standard will be effective for our fiscal 2020. As of January 26, 2019, we do not have any outstanding hedging relationships or instruments that would be affected by this standard.

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

In August 2018, the FASB issued a new accounting standard that modifies the disclosure requirements for defined benefit pension or other postretirement obligations. The standard removes certain disclosures that are no longer considered cost beneficial, clarifies the requirements of certain other disclosures, and adds new disclosure requirements. This standard will be effective for our fiscal 2022, with early adoption permitted. We maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating unit. This plan is closed to new participants, and as of December 31, 2018, active participants no longer continue to earn service credit. We intend to terminate this defined benefit pension plan in the fourth quarter of fiscal 2019 through a combination of lump-sum payments to eligible participants who elect to receive them, and through the purchase of annuity contracts from one or more yet-to-be-identified highly rated insurance companies, as discussed in Note 7. Due to the planned termination of our defined benefit pension plan, we do not believe these accounting standard changes will have a significant impact on our financial statement disclosures, especially given the termination of our defined benefit pension plan which is a large portion of our postretirement disclosures.

Note 2: Acquisitions

Retail segment acquisitions

On August 15, 2018 and September 30, 2018, respectively, we acquired the assets of two independent operators of La-Z-Boy Furniture Galleries® stores: one that operated nine stores and two warehouses in Arizona and one that operated one store in Massachusetts, for an aggregate $42.8 million, including $38.9 million of cash, $2.6 million of forgiveness of accounts receivable, and $1.3 million of guaranteed future payments. We will pay the guaranteed future payments as they are due, with the last payment being completed in the second quarter of fiscal 2022. These acquisitions are an integral part of our ongoing strategy to grow our company-owned retail business and leverage our integrated retail model where we earn a combined profit on both the wholesale and retail sides of the business.

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

Corporate and Other acquisitions

On July 30, 2018, we completed our acquisition of Stitch Industries, Inc. (“Joybird”), an e-commerce retailer and manufacturer of upholstered furniture, for guaranteed cash payments of $75 million, which was subject to a working capital adjustment of $2.5 million which we received during the third quarter of fiscal 2019 from amounts placed in escrow at the time of the closing of the transaction. We acquired Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture, to better position us for growth in the online selling environment and increase our visibility with millennial and Gen X consumers, while simultaneously leveraging our supply chain assets.

The guaranteed payments include a closing date cash payment of $37.5 million in purchase price consideration, $7.5 million in prepaid compensation, and the assumption of $5.0 million of liabilities that will be paid over the next two years. The remaining $25 million will be paid in annual installments of $5 million over the next five years. The merger agreement also includes two future earn-out opportunities based on Joybird’s financial performance in fiscal 2021 and fiscal 2023.

The $7.5 million of prepaid compensation relates to the retention of the four Joybird founders, now our employees, each of whom will forfeit proportional amounts if one or more of them resign in the two years following the acquisition. We are amortizing the $7.5 million to selling, general & administrative expense over the two-year retention period on a straight-line basis. In addition to the guaranteed cash payments of $75 million, we recorded a contingent consideration liability of $7.5 million, which reflects the provisional fair value of the earn-out opportunities as of the date of acquisition, and a finite-lived intangible asset of $6.4 million, which reflects the provisional fair value of the acquired Joybird® trade name, which we are amortizing to selling, general & administrative expense over its useful life of eight years on a straight-line basis. The undiscounted range of the contingent consideration is zero to $65 million based on sales and profitability of Joybird in fiscal 2021 and fiscal 2023. Subsequent adjustments to the fair value of the contingent consideration will impact selling, general & administrative expense in our consolidated statement of income.

We recorded $78.1 million of goodwill related to the Joybird acquisition, related primarily to synergies we expect from the integration of the acquisition and the anticipated future benefits of these synergies. The finite-lived intangible asset and goodwill asset for Joybird are not deductible for federal income tax purposes.

When we acquired Joybird during the second quarter of fiscal 2019, we based the purchase price allocations on provisional fair values at the date of acquisition. During the third quarter of fiscal 2019, we obtained additional data and have revised certain of our estimates, resulting in the purchase price allocations shown below:

(Unaudited, amounts in thousands)	Second quarter fiscal 2019 acquisitions
Fair value of consideration:
Cash	$37,482
Guaranteed payment	22,489
Acquisition earn-out	7,500
Assumption of liability	5,000
Working capital adjustment	(2,486)
Total fair value of consideration	69,985

Amounts recognized for assets acquired and liabilities assumed:
Inventory	5,258
Other current assets	3,258
Property, plant and equipment	2,057
Finite-lived tradename	6,400
Other long-term assets	3,175
Accounts payable	(8,222)
Customer deposits	(9,619)
Other current liabilities	(10,306)
Other long-term liabilities	(150)
Total identifiable net liabilities acquired	(8,149)

Goodwill	$78,134

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

Note 3: Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	1/26/19	1/27/18
Cash and cash equivalents	$101,579	$135,266
Restricted cash	2,003	2,354
Total cash, cash equivalents and restricted cash	$103,582	$137,620

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/26/19	4/28/18
Raw materials	$101,949	$86,214
Work in process	14,341	12,254
Finished goods	125,731	109,183
FIFO inventories	242,021	207,651
Excess of FIFO over LIFO	(22,810)	(22,810)
Total inventories	$219,211	$184,841

Note 5: Goodwill and Other Intangible Assets

We have goodwill in our Retail Segment related to our acquisitions of La-Z-Boy Furniture Galleries® stores. We also have goodwill in our Corporate and Other results related to our acquisition of Joybird. The remainder of our goodwill is related to our previous acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which we recorded in our Upholstery reportable segment. The following is a roll-forward of goodwill for the nine months ended January 26, 2019:

(Unaudited, amounts in thousands)	Upholstery Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 28, 2018	$12,967	$62,287	$—	$75,254
Acquisitions	—	31,987	78,134	110,121
Translation adjustment	(549)	(109)	—	(658)
Balance at January 26, 2019	$12,418	$94,165	$78,134	$184,717

Our intangible assets include the indefinite-lived trade name for American Drew®, a brand in our Casegoods segment, and the finite-lived trade name for Joybird®, a brand within Corporate and Other. Indefinite-lived reacquired rights relate to our acquisition of La-Z-Boy Furniture Galleries® stores, and are recorded in our Retail segment. Other intangible assets are primarily acquired customer relationships from our acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, and are recorded in our Upholstery reportable segment. The following is a roll-forward of our intangible assets for the nine months ended January 26, 2019:

(Unaudited, amounts in thousands)	Indefinite-Lived Trade Names	Finite-Lived Trade Names	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 28, 2018	$1,155	$—	$13,645	$3,390	$18,190
Acquisitions	—	6,400	6,600	—	13,000
Amortization	—	(399)	—	(289)	(688)
Translation adjustment	—	—	(81)	(147)	(228)
Balance at January 26, 2019	$1,155	$6,001	$20,164	$2,954	$30,274

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

The following summarizes our investments at January 26, 2019, and April 28, 2018:

(Unaudited, amounts in thousands)	1/26/19	4/28/18
Short-term investments:
Marketable securities	$14,580	$12,926
Held-to-maturity investments	3,384	3,340
Total short-term investments	17,964	16,266

Long-term investments:
Marketable securities	27,726	32,134
Cost basis investments	11,979	10,954
Total long-term investments	39,705	43,088

Total investments	$57,669	$59,354

Investments to enhance returns on cash	$32,229	$34,359
Investments to fund compensation/retirement plans	$13,461	$14,041
Other investments	$11,979	$10,954

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at January 26, 2019, and April 28, 2018:

At January 26, 2019

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,358	$(27)	$18,314
Fixed income	44	(231)	33,702
Other	259	(13)	5,653
Total securities	$1,661	$(271)	$57,669

At April 28, 2018

(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,142	$(39)	$18,765
Fixed income	29	(418)	36,312
Other	72	—	4,277
Total securities	$2,243	$(457)	$59,354

The following table summarizes sales of marketable securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18	1/26/19	1/27/18
Proceeds from sales	$6,550	$5,580	$14,304	$17,109
Gross realized gains	726	870	811	1,288
Gross realized losses	(261)	(284)	(327)	(512)

At January 26, 2019, the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity was $14.6 million within one year, $16.9 million within two to five years, $1.4 million within six to ten years, and $0.8 million thereafter.

Note 7: Employee Benefits

Pension

We maintain a defined benefit pension plan for eligible factory hourly employees at our La-Z-Boy operating units. We also maintain a non-qualified defined benefit retirement plan for certain former salaried employees.  Net periodic pension costs for these plans were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18	1/26/19	1/27/18
Service cost	$223	$328	$869	$986
Interest cost	1,116	1,147	3,348	3,441
Expected return on plan assets	(1,136)	(1,204)	(3,408)	(3,612)
Net amortization	639	780	1,917	2,340
Net periodic pension cost	$842	$1,051	$2,726	$3,155

The components of net periodic pension cost other than the service cost are included in other income (expense), net in our consolidated statement of income. Service cost is recorded in cost of sales in our consolidated statement of income.

We intend to terminate our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit in the fourth quarter of fiscal 2019. The plan was previously closed to new participants, and as of December 31, 2018, active participants no longer continue to earn service credit. In connection with the termination, we anticipate making $9 - $11 million in additional contributions to the plan using operating cash on-hand. We expect to settle any future obligations under the plan through a combination of lump-sum payments to eligible participants who elect to receive them, and through the purchase of annuity contracts from one or more yet-to-be-identified highly rated insurance companies in the fourth quarter of fiscal 2019. We estimate that we will record an approximate $33 - $38 million total non-cash charge, net of tax, associated with the plan termination during the fourth quarter of fiscal 2019.

Employee Vacation Policy Changes

We enacted changes to our employee vacation policies that became effective on January 1, 2019. Our new vacation policies enhanced the amount of vacation time earned by our employees. Additionally, under these vacation policies, our salary and office hourly employees now accrue vacation in the current calendar year for use in the current calendar year, and any vacation time earned but not used will be forfeited at the end of each calendar year. These changes reduced our salary and office hourly vacation liability and resulted in a one-time non-cash gain of $5.1 million in our consolidated statement of income in the third quarter of fiscal 2019. Of the total $5.1 million gain recorded, $1.3 million was recorded in cost of sales with the remainder recorded in selling, general, and administrative expense. Our factory hourly vacation policies were only changed to enhance the amount of vacation time earned by our employees, with no change to accrual methodologies, and resulted in $0.3 million incremental expense in the third quarter of fiscal 2019, recorded in cost of sales.

Note 8: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims on new sales based on our historical claims experience and also provide for any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Over 80% of our warranty liability relates to our Upholstery reportable segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our Upholstery segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the products sold by Joybird, part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18	1/26/19	1/27/18
Balance as of the beginning of the period	$25,197	$21,606	$21,205	$21,870
Acquisitions	—	—	4,100	—
Accruals during the period	5,660	4,654	16,270	14,155
Settlements during the period	(5,560)	(4,954)	(16,278)	(14,719)
Balance as of the end of the period	$25,297	$21,306	$25,297	$21,306

As of January 26, 2019, and April 28, 2018, we included $16.7 million and $12.7 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods. The acquired warranty liability reflects our provisional estimate of the acquired warranty liabilities of Joybird on the acquisition date. See Note 2 for further information on our acquisition of Joybird.

Note 9: Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18	1/26/19	1/27/18
Equity-based awards expense	$2,495	$1,519	$8,174	$7,929
Liability-based awards expense	144	386	10	694
Total stock-based compensation expense	$2,639	$1,905	$8,184	$8,623

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

Stock Appreciation Rights (“SARs”). We have not granted any SARs to employees since fiscal 2014, but we have SARs outstanding from the fiscal 2013 and fiscal 2014 grants. All outstanding SARs are fully vested and have a term of ten years. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to fair value at the end of each reporting period.

In fiscal 2013 and fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013, and April 26, 2014, respectively. As of January 26, 2019, we had 7,149 and 17,918 SARs outstanding for the fiscal 2013 and fiscal 2014 awards, respectively. These awards have exceeded their expected life and are being re-measured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At January 26, 2019, the intrinsic value per share of the fiscal 2013 and fiscal 2014 awards were $17.03 and $9.94, respectively.

Restricted Stock. We granted 109,426 shares of restricted stock to employees during the first nine months of fiscal 2019. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock awarded in the first nine months of fiscal 2019 was $32.78 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the grant date of the award. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.

Restricted Stock Units. During the second quarter of fiscal 2019, we granted 21,240 restricted stock units to our non-employee directors. Each director’s restricted stock units vest when he or she leaves the board. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $33.15.

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

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2019 that vest based on attaining performance goals was $31.71, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group.  Similar to the way in which we expense awards of stock options, we expense compensation cost, net of estimated forfeitures, over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2019 grant of shares that vest based on market conditions was $46.39.

Note 10: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarter ended January 26, 2019, and January 27, 2018, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 27, 2018	$(24)	$(24)	$(197)	$(28,084)	$(28,329)
Changes before reclassifications	800	—	72	—	1,385
Amounts reclassified to net income	—	93	48	687	315
Tax effect	—	(23)	(30)	(172)	(225)
Other comprehensive income attributable to La-Z-Boy Incorporated	800	70	90	515	1,475
Balance at January 26, 2019	$776	$46	$(107)	$(27,569)	$(26,854)

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 28, 2017	$737	$(189)	$1,689	$(32,748)	$(30,511)
Changes before reclassifications	2,896	495	671	—	4,062
Amounts reclassified to net income	—	22	(585)	835	272
Tax effect	—	(72)	23	(283)	(332)
Other comprehensive income attributable to La-Z-Boy Incorporated	2,896	445	109	552	4,002
Balance at January 27, 2018	$3,633	$256	$1,798	$(32,196)	$(26,509)

The activity in accumulated other comprehensive loss for the nine months ended January 26, 2019, and January 27, 2018, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)
Changes before reclassifications	(1,612)	(369)	175	—	(1,293)
Cumulative effect adjustment for investments (1)	—	—	(1,637)	—	(1,637)
Amounts reclassified to net income	—	225	29	2,059	1,800
Tax effect	—	36	(50)	(511)	(525)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,612)	(108)	(1,483)	1,548	(1,655)
Balance at January 26, 2019	$776	$46	$(107)	$(27,569)	$(26,854)

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

The components of non-controlling interest for the quarter and nine months ended January 26, 2019, and January 27, 2018, were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18	1/26/19	1/27/18
Balance as of the beginning of the period	$13,411	$12,094	$13,035	$11,186
Net income	443	176	1,428	579
Other comprehensive income	669	689	60	1,194
Balance as of the end of the period	$14,523	$12,959	$14,523	$12,959

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

Our revenue is primarily derived from product sales. We report product sales net of discounts and recognize them when control (rights and obligations associated with the product) passes to the customer. For sales to furniture retailers or distributors, control typically transfers when we ship product. In cases where we sell directly to the end consumer, control of the product is generally transferred upon delivery.

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

The following table disaggregates our revenue by product category by segment for the quarter ended January 26, 2019:

(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$212,631	$—	$100,232	$—	$312,863
Stationary Upholstery Furniture	94,551	3,844	27,652	24,096	150,143
Bedroom Furniture	—	7,447	1,586	1,296	10,329
Dining Room Furniture	—	5,733	3,097	610	9,440
Occasional Furniture	391	12,292	5,959	338	18,980
Other (a)	26,875	(1,251)	20,891	(3,491)	43,024
Total	$334,448	$28,065	$159,417	$22,849	544,779

			Eliminations		(77,197)
		Consolidated Net Sales			$467,582

(a)         Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives

The following table disaggregates our revenue by product category by segment for the nine months ended January 26, 2019:

(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$602,458	$—	$260,924	$—	$863,382
Stationary Upholstery Furniture	272,087	12,215	76,517	47,791	408,610
Bedroom Furniture	—	24,045	3,891	3,756	31,692
Dining Room Furniture	—	18,068	7,293	1,429	26,790
Occasional Furniture	1,202	38,003	15,000	828	55,033
Other (b)	69,192	(4,503)	54,706	(4,712)	114,683
Total	$944,939	$87,828	$418,331	$49,092	1,500,190

			Eliminations		(208,580)
		Consolidated Net Sales			$1,291,610

(b)         Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives

Motion Upholstery Furniture — Includes gross revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals and modulars that have a mechanism that allows the back of the product to recline or the product’s footrest to extend.  This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores

(including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

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

Our consolidated balance sheet includes current assets of $19.5 million that we reported as other receivables. These other receivables represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2019, we had $12.1 million of other receivables.

We receive deposits from end consumers before we recognize revenue, resulting in customer deposits, and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the “contract liabilities”). At the beginning of fiscal 2019, we had $31.3 million of customer deposits and $12.1 million of deferred revenues. At January 26, 2019, we included $47.2 million of customer deposits and $19.5 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. During the nine months ended January 26, 2019, we recognized $41.5 million of revenue that was recorded as a contract liability at the beginning of fiscal 2019. There was no revenue recognized for the quarter ended January 26, 2019, related to the contract liability at the beginning of fiscal 2019 because virtually all open orders from this period had been delivered prior to the third quarter of fiscal 2019.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 155 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18	1/26/19	1/27/18
Sales
Upholstery segment:
Sales to external customers	$265,487	$262,874	$759,569	$739,429
Intersegment sales	68,961	58,084	185,370	160,697
Upholstery segment sales	334,448	320,958	944,939	900,126

Casegoods segment:
Sales to external customers	23,129	23,887	73,774	68,821
Intersegment sales	4,936	3,328	14,054	11,969
Casegoods segment sales	28,065	27,215	87,828	80,790

Retail segment sales	159,417	125,815	418,331	353,068

Corporate and Other:
Sales to external customers	19,549	1,062	39,936	2,604
Intersegment sales	3,300	2,818	9,156	6,839
Corporate and Other sales	22,849	3,880	49,092	9,443

Eliminations	(77,197)	(64,230)	(208,580)	(179,505)
Consolidated sales	$467,582	$413,638	$1,291,610	$1,163,922

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18	1/26/19	1/27/18
Operating Income (Loss)
Upholstery segment	$34,566	$31,699	$90,602	$88,422
Casegoods segment	3,332	2,792	10,173	8,833
Retail segment	14,158	7,076	25,179	12,746
Corporate and Other	(11,213)	(8,472)	(33,451)	(26,339)
Consolidated operating income	40,843	33,095	92,503	83,662
Interest expense	(538)	(113)	(1,143)	(430)
Interest income	540	444	1,534	1,163
Other income (expense), net	(941)	(1,094)	(2,046)	(271)
Income before income taxes	$39,904	$32,332	$90,848	$84,124

Note 13: Income Taxes

Our effective tax rate was 26.9% for the third quarter and 24.6% for the first nine months of fiscal 2019, as compared with 62.0% and 43.9% in the third quarter and first nine months of fiscal 2018, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.  Absent discrete adjustments, our effective tax rate in the third quarter and first nine months of fiscal 2019 would have been 26.7% and 25.6%, respectively.  Our fiscal 2018 effective tax rate was higher primarily due to the phasing in of the lower corporate income tax rate resulting in a blended federal rate of 30.4%, as compared to 21% for fiscal 2019, and the revaluation of deferred taxes at the lower corporate income tax rate in fiscal 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income and new limitations on certain business deductions, began applying to us in fiscal 2019. In December of 2017, the SEC staff issued SAB 118, which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include in their financial statements a provisional amount based on their reasonable estimate. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period similar to the measurement period used when accounting for business combinations. During the third quarter of fiscal 2019, we finalized the provisional estimates of $0.2 million we previously recorded as of the prior year end related to the transition tax, with no material change.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18	1/26/19	1/27/18
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$28,731	$12,109	$67,046	$46,656
Income allocated to participating securities	(92)	(62)	(231)	(234)
Net income available to common shareholders	$28,639	$12,047	$66,815	$46,422

Denominator:
Basic weighted average common shares outstanding	46,820	47,234	46,808	47,852
Add:
Contingent common shares	131	178	135	176
Stock option dilution	140	345	269	297
Diluted weighted average common shares outstanding	47,091	47,757	47,212	48,325

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the quarter and nine months ended January 26, 2019, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the quarter and nine months ended January 27, 2018.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at January 26, 2019, and April 28, 2018. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At January 26, 2019

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$163	$34,852	$—
Held-to-maturity investments	3,384	—	—
Cost basis investments	—	—	11,979
Total assets	$3,547	$34,852	$11,979

Liabilities
Contingent consideration liability	$—	$—	$7,500

At April 28, 2018

	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,141	$37,173	$—
Held-to-maturity investments	3,340	—	—
Cost basis investment	—	—	10,954
Total assets	$4,481	$37,173	$10,954

Liabilities
Contingent consideration liability	$—	$—	$344

At January 26, 2019, and April 28, 2018, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At January 26, 2019, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. The fair value for our Level 3 investments is not readily available so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. Our Level 3 liability includes our contingent consideration liabilities on recent acquisitions. We estimated the provisional fair value of the $7.5 million contingent consideration liability for the acquisition of Joybird (see Note 2 for more information). The fair value of contingent consideration is based on future revenues and earnings in fiscal 2021 and fiscal

2023. The fair value was determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earn-out periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earn-out payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 4.7% for the fiscal 2021 milestone and 5.1% for the fiscal 2023 milestone. We estimated the fair value of the remainder of our Level 3 contingent consideration liabilities using the present value of the probability-weighted future cash flows.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Unaudited, amounts in thousands)	Level 3
Assets
Balance at April 28, 2018	$10,954
Purchases	1,025
Balance at January 26, 2019	$11,979

Liabilities
Balance at April 28, 2018	$344
Acquisitions	7,500
Write-off	(326)
Translation adjustment	(18)
Balance at January 26, 2019	$7,500

Our asset leveling presented above does not include certain marketable securities investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 6). The fair value of the investments measured using net asset value at January 26, 2019, and April 28, 2018, was $7.3 million and $6.7 million, respectively.

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

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia and New Zealand, directly to consumers through stores that we own and operate and through our websites, la-z-boy.com and joybird.com. The centerpiece of our retail distribution strategy is our network of 352 La-Z-Boy Furniture Galleries® stores and 541 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 155 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 541 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.5 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 579 outlets and approximately 1.8 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.1 million square feet worldwide. Joybird, which we acquired in the second quarter of fiscal 2019, sells product exclusively online and has a limited amount of proprietary retail floor space it uses as a showroom to develop its brand.

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

•                  Our innovative products, including stain-resistant iCleanTM fabrics and our power products, some of which include dual mechanisms and articulating headrests. Our newest innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in January 2019 at our Dayton, Tennessee campus.

•                  Our multi-faceted online strategy to participate in and leverage the growth of online furniture sales. In July 2018 we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture, which positions us for growth in the ever-changing online selling environment and allows us to better reach millennial and Gen X consumers and leverage our supply chain assets. In addition, we continue to increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair and Amazon.

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

•                  Retail Segment. Our Retail segment consists of one operating segment comprising of our 155 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

•                  Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to end consumers exclusively online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments at this time.

Results of Operations

Fiscal 2019 Third Quarter and Nine Months Compared with Fiscal 2018 Comparable Periods

La-Z-Boy Incorporated

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/26/19	Quarter Ended 1/27/18	% Change	Nine Months Ended 1/26/19	Nine Months Ended 1/27/18	% Change
Sales	$467,582	$413,638	13.0%	$1,291,610	$1,163,922	11.0%
Operating income	40,843	33,095	23.4%	92,503	83,662	10.6%
Operating margin	8.7%	8.0%		7.2%	7.2%

Sales

Consolidated sales increased $53.9 million and $127.7 million in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago, due to growth in our core businesses and sales from our recent acquisitions. Sales in our Upholstery segment increased due to higher selling prices, favorable changes in our product mix, and higher tariff surcharges on Chinese imported parts. Sales in our Casegoods segment increased due to higher volume. In our Retail segment, sales increased due to our acquired stores and delivered same-store sales increases. Sales also benefitted from the acquisition of the Joybird ecommerce business reflected in Corporate & Other.

Operating Margin

Operating margin increased 70 basis points in the third quarter of fiscal 2019 compared with the same period a year ago. Operating margin for the first nine months of fiscal 2019 was flat with the prior-year period.

•                  Gross margin increased 130 basis points and 50 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Our consolidated gross margin increased 160 basis points and 90 basis points in the third quarter and first nine months of fiscal 2019, respectively, due to changes in our consolidated sales mix. This benefit was driven by the growth of our Retail segment and the acquisition of Joybird, which have a higher gross margin than our Upholstery and Casegoods reportable segments.

•                  Our Upholstery segment’s gross margin declined in the third quarter and first nine months of fiscal 2019 primarily due to inflationary pressures in our supply chain, as well as changes in our product mix, offset somewhat by higher selling prices and a one-time benefit due to changes in our employee vacation policies.

•                  Our Casegoods segment’s gross margin improved in the third quarter and first nine months of fiscal 2019 primarily due to increased volume and a shift in product mix to newer, higher-margin collections.

•                  Our Retail segment’s gross margin improved in the third quarter and first nine months of fiscal 2019 primarily due to the benefit of acquired stores, which have gross margins that are slightly higher than our average store, as well as higher design services and custom sales.

•                  Selling, general, and administrative (“SG&A”) expenses as a percentage of sales increased 60 basis points and 50 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Our consolidated SG&A expenses as a percentage of sales increased 270 basis points and 180 basis points in the third quarter and first nine months of fiscal 2019, respectively, due to changes in our consolidated sales mix. This increase was driven by the growth of our Retail segment and the acquisition of Joybird, which have a higher level of SG&A expense as a percentage of sales than our Upholstery and Casegoods reportable segments.

•                  Incentive compensation costs as a percentage of sales were 120 basis points and 50 basis points higher during the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  The increase in the fiscal 2019 periods was primarily due to our improved financial performance against certain performance metrics during fiscal 2019.

•                  Additionally, the increase in the third quarter was partly due to a change in the vesting provisions of certain equity awards granted to our retirement-eligible employees, which resulted in our recognizing the expense over the full fiscal year 2019, compared with fully recognizing the expense in the first quarter of fiscal 2018.

•                  Partly offsetting these cost increases was lower expense in the fiscal 2019 periods for certain stock-based compensation awards that are accounted for as liabilities. During the third quarter and first nine months of fiscal 2018, our share price increased more than in the respective fiscal 2019 periods.

•                  During the third quarter of fiscal 2019 we enacted changes to our employee vacation policies and reduced our salary vacation liability by $3.8 million. This change provided a one-time benefit to SG&A expense as a percentage of sales of 80 basis points and 30 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared to the prior-year periods.

•                  The fiscal 2019 SG&A expense was lower by 100 basis points and 30 basis points in the third quarter and first nine months of fiscal 2019, respectively, when compared with the prior-year periods, because fiscal 2018 included a charge for a legal settlement.

•                  Additionally, consolidated SG&A expense as a percentage of sales in the fiscal 2019 periods benefitted from the leverage of fixed costs on higher sales volume.

We discuss each segment’s results in the following section.

Upholstery Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/26/19	Quarter Ended 1/27/18	% Change	Nine Months Ended 1/26/19	Nine Months Ended 1/27/18	% Change
Sales	$334,448	$320,958	4.2%	$944,939	$900,126	5.0%
Operating income	34,566	31,699	9.0%	90,602	88,422	2.5%
Operating margin	10.3%	9.9%		9.6%	9.8%

Sales

The Upholstery segment’s sales increased $13.5 million, or 4.2%, and $44.8 million, or 5.0%, in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago. Price increases we took over the last year in response to inflationary pressure on raw materials resulted in a 2.0% and a 1.5% increase in sales in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago, and higher tariff surcharges on Chinese imported parts increased sales by 2.0% and 1.0% in the same periods, respectively. Additionally, changes in product mix resulted in a 1.2% and a 2.1% increase in sales in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago, primarily due to higher sales of our duo® product. Partly offsetting these items was lower unit volume that drove a 0.8% reduction in sales in the third quarter of fiscal 2019 compared to the prior-year third quarter. Overall unit volume for the first nine months of fiscal 2019 was flat with the first nine months of fiscal 2018.

Operating Margin

Operating margin improved 40 basis points in the third quarter of fiscal 2019 but declined 20 basis points in the first nine months of fiscal 2019, compared with the same periods a year ago.

•                  Gross margin declined 70 basis points and 80 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  We experienced inflationary pressures in our supply chain, including procurement, manufacturing operations and logistics, which decreased the segment’s gross margin by 110 basis points and 100 basis points in the third quarter and first nine months of fiscal 2019, respectively.

•                  A shift in product mix resulted in a 110 basis point and a 60 basis point reduction in the segment’s gross margin for the third quarter and first nine months of fiscal 2019, respectively.

•                  Partially offsetting these items were selling price increases, which provided a 140 basis point and a 100 basis point benefit to gross margin in the third quarter and first nine months of fiscal 2019, respectively.

•                  Changes to our employee vacation policies provided a one-time benefit to the segment’s gross margin of 30 basis points and 10 basis points in the third quarter and first nine months of fiscal 2019, respectively.

•                  Changes in raw material prices provided a 40 basis point benefit to the segment’s gross margin in the third quarter of fiscal 2019, but lowered the segment’s gross margin by 30 basis points for the first nine months of fiscal 2019.

•                  SG&A expense as a percentage of sales was 110 basis points and 60 basis points lower in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Changes to our employee vacation policies provided a one-time benefit to the segment’s SG&A expense as a percentage of sales of 40 basis points and 20 basis points, respectively, in the third quarter and first nine months of fiscal 2019, respectively.

•                  The fiscal 2019 SG&A expense was lower by 130 basis points and 50 basis points in the third quarter and first nine months of fiscal 2019, respectively, when compared with the prior-year periods, because the fiscal 2018 periods included a charge for a legal settlement.

•                  These above benefits were partly offset by 80 basis points and 40 basis points of higher incentive compensation expense in the third quarter and first nine months of fiscal 2019, respectively, when compared with the prior year periods, because of the segment’s improved financial performance against certain performance metrics in fiscal 2019 compared with fiscal 2018.

Casegoods Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/26/19	Quarter Ended 1/27/18	% Change	Nine Months Ended 1/26/19	Nine Months Ended 1/27/18	% Change
Sales	$28,065	$27,215	3.1%	$87,828	$80,790	8.7%
Operating income	3,332	2,792	19.3%	10,173	8,833	15.2%
Operating margin	11.9%	10.3%		11.6%	10.9%

Sales

The Casegoods segment’s sales increased $0.9 million and $7.0 million in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago, primarily due to higher volume achieved through improved product styling, expanding floor space with existing retailers, and a reliable in-stock position.

Operating Margin

Operating margin increased 160 basis points and 70 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Gross margin increased 110 basis points and 20 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago. The improvement was primarily due to increased volume and a shift in product mix to newer, higher-margin collections.

•                  SG&A expense as a percentage of sales improved 50 basis points in both the third quarter and first nine months of fiscal 2019 compared with the same periods a year ago, primarily due to changes to our employee vacation policies, which provided a one-time benefit to the segment’s SG&A as a percentage of sales of 70 basis points and 20 basis points, respectively, in the third quarter and first nine months of fiscal 2019, respectively.

Retail Segment

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/26/19	Quarter Ended 1/27/18	% Change	Nine Months Ended 1/26/19	Nine Months Ended 1/27/18	% Change
Sales	$159,417	$125,815	26.7%	$418,331	$353,068	18.5%
Operating income	14,158	7,076	100.1%	25,179	12,746	97.6%
Operating margin	8.9%	5.6%		6.0%	3.6%

Sales

The Retail segment’s sales increased $33.6 million and $65.3 million in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago. In the third quarter and first nine months of fiscal 2019, sales increased by $24.2 million and $42.8 million, respectively, due to acquired stores. In the third quarter and first nine months of fiscal 2019, delivered same-store sales increased $8.2 million and $17.0 million, increases of 6.7% and 5.0%, respectively. The higher delivered same-store sales were primarily driven by improved execution at the store level. The remainder of the change in sales during the respective fiscal 2019 periods was due to the impact of new and closed stores.

Operating Margin

Operating margin increased 330 basis points and 240 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Gross margin increased 70 basis points and 20 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Gross margin improvements in the respective 2019 periods were primarily due to the benefit of acquired stores, which have gross margins that are slightly higher than our average store.

•                  Additionally, gross margin for our existing stores improved in the fiscal 2019 periods due to increased design services and custom sales.

•                  SG&A expense as a percentage of sales improved 260 basis points and 220 basis points in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  We were better able to leverage our fixed costs (primarily occupancy and administrative costs) on increased sales at stores that have been open for at least 12 months.

•                  Acquired stores operate with lower SG&A expense as a percentage of sales compared with our existing stores.

•                  Changes to our employee vacation policies provided a one-time benefit to the segment’s SG&A expense as a percentage of sales of 60 basis points and 20 basis points in the third quarter and first nine months of fiscal 2019, respectively.

Corporate and Other

(Unaudited, amounts in thousands, except percentages)	Quarter Ended 1/26/19	Quarter Ended 1/27/18	% Change	Nine Months Ended 1/26/19	Nine Months Ended 1/27/18	% Change
Sales	$22,849	$3,880	488.9%	$49,092	$9,443	419.9%
Eliminations	(77,197)	(64,230)	(20.2)%	(208,580)	(179,505)	(16.2)%
Operating loss	(11,213)	(8,472)	(32.4)%	(33,451)	(26,339)	(27.0)%

Sales

Sales increased in the third quarter and first nine months of fiscal 2019 compared with the same periods a year ago primarily due to the acquisition of Joybird, which contributed $18.6 million and $37.2 million in sales in the third quarter and first nine months of fiscal 2019, respectively. Additionally, an increase in intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong contributed to the sales increase in both fiscal 2019 periods.

Eliminations increased in the third quarter and first nine months of fiscal 2019 compared with the same periods a year ago due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly because of the increased sales in the Retail segment and the impact of acquired stores.

Operating Loss

Our Corporate and Other operating loss was $2.7 million and $7.1 million higher in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  Incentive compensation costs were $1.8 million and $1.6 million higher in the third quarter and first nine months of fiscal 2019, respectively, compared with the same periods a year ago.

•                  The increase in the fiscal 2019 periods was primarily due to improved financial performance against certain performance metrics during fiscal 2019.

•                  Additionally, the increase in the third quarter was partly due to a change in the vesting provisions of certain equity awards granted to our retirement-eligible employees, which resulted in our recognizing the expense over the full fiscal year 2019, compared with fully recognizing the expense in the first quarter of fiscal 2018.

•                  Partly offsetting these cost increases was lower expense in the fiscal 2019 periods for certain stock-based compensation awards that are accounted for as liabilities. During the third quarter and first nine months of fiscal 2018, our share price increased more than in the respective fiscal 2019 periods.

•                  Fiscal 2019 periods include the operating loss and purchase accounting adjustments related to the Joybird acquisition.

•                  In the second quarter of fiscal 2018, we recognized a $1.7 million insurance gain related to a fire in our England subsidiary’s corporate office building.

•                  Partly offsetting these items was a $1.1 million one-time benefit in the fiscal 2019 periods, due to changes to our employee vacation policies.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was $0.9 million of expense in the third quarter of fiscal 2019 compared with $1.1 million of expense in the third quarter of fiscal 2018. The expense in fiscal 2019 was primarily due to exchange rate changes, unrealized losses on investments, and pension and retirement-related expenses. The expense in fiscal 2018 was primarily due to exchange rate changes and pension and retirement-related expenses.

Other income (expense), net was $2.0 million of expense in the first nine months of fiscal 2019 compared with $0.3 million of expense in the first nine months of fiscal 2018.  The increase in expense was primarily due to higher realized losses on exchange rates and unrealized losses on investments.

Income Taxes

Our effective tax rate was 26.9% for the third quarter and 24.6% for the first nine months of fiscal 2019, as compared with 62.0% and 43.9% in the third quarter and first nine months of fiscal 2018, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.  Absent discrete adjustments, our effective tax rate in the third quarter and first nine months of fiscal 2019 would have been 26.7% and 25.6%, respectively.  Our fiscal 2018 effective tax rate was higher primarily due to the phasing in of the lower corporate income tax rate resulting in a blended federal rate of 30.4%, as compared to 21% for fiscal 2019, and the revaluation of deferred taxes at the lower corporate income tax rate in fiscal 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income and new limitations on certain business deductions, began applying to us in fiscal 2019. In December of 2017, the SEC staff issued SAB 118, which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include in their financial statements a provisional amount based on their reasonable estimate. The guidance in SAB 118 also allows companies to adjust the provisional amounts during a one year measurement period similar to the measurement period used when accounting for business combinations. During the third quarter of fiscal 2019, we finalized the provisional estimates of $0.2 million we previously recorded as of the prior year end related to the transition tax, with no material change.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash, cash equivalents and restricted cash of $103.6 million at January 26, 2019, compared with $136.9 million at April 28, 2018. In addition, we had investments to enhance our returns on cash of $32.2 million at January 26, 2019, compared with $34.4 million at April 28, 2018.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At January 26, 2019, we were not subject to the fixed-charge coverage ratio requirement, had $20.0 million of borrowings outstanding under the agreement, and had excess availability of $128.1 million of the $150.0 million credit commitment.

Our capital expenditures for the first nine months of fiscal 2019 were $35.8 million compared with $24.1 million during the first nine months of fiscal 2018. Capital expenditures in the first nine months of fiscal 2019 were primarily related to the construction of our new Innovation Center in Dayton, Tennessee, upgrades to our Upholstery manufacturing plant in Dayton, Tennessee, expansion of our England subsidiary plant, and construction of a new corporate office building for our England subsidiary, all of which we expect to be completed this fiscal year. We have no material contractual commitments outstanding for future capital expenditures. We expect total capital expenditures to be in the range of $45 to $50 million for fiscal 2019. We expect capital expenditures to be higher during fiscal 2019 than fiscal 2018 due to the construction of a new corporate office building and a plant expansion for our England subsidiary, plant upgrades to our Upholstery manufacturing facility in Dayton, Tennessee, and the relocation of one of our regional distribution centers, all of which we anticipate being completed by the end of fiscal 2019.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Our board of directors has authorized the purchase of company stock. As of January 26, 2019, 6.1 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.6 million shares during the first nine months of fiscal 2019, for a total of $16.7 million. With the cash flows we anticipate generating in fiscal 2019, we expect to continue being opportunistic in purchasing company stock.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/26/19	1/27/18
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$91,448	$91,200
Net cash used for investing activities	(114,399)	(45,221)
Net cash used for financing activities	(10,264)	(61,422)
Exchange rate changes	(74)	2,204
Change in cash, cash equivalents and restricted cash	$(33,289)	$(13,239)

Operating Activities

During the first nine months of fiscal 2019, net cash provided by operating activities was $91.4 million. Our cash provided by operating activities was primarily attributable to net income generated during the first nine months of the year, as well as an $18.5 million increase in accrued expenses, primarily related to higher accrued incentive compensation costs. Partially offsetting net income was $19.0 million to fund seasonal inventory growth in advance of Chinese New Year, $7.0 million used for a discretionary pension contribution, and $7.5 million in prepaid compensation related to the Joybird acquisition.

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

Investing Activities

During the first nine months of fiscal 2019, net cash used for investing activities was $114.4 million primarily due to $78.6 million used for acquisitions and $35.8 million used for capital expenditures. Our cash used for acquisitions during the period included the acquisition of the assets of two independent operators of La-Z-Boy Furniture Galleries® stores, one that operated nine stores and two warehouses in Arizona and one that operated one store in Massachusetts, as well as our acquisition of Joybird, an e-commerce retailer and manufacturer of upholstered furniture. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, construction of our new Innovation Center, upgrades to our Dayton, Tennessee Upholstery manufacturing facility, expansion of our England subsidiary’s plant and construction of their new corporate office building, and relocation of one of our regional distribution centers.

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

Financing Activities

During the first nine months of fiscal 2019, net cash used for financing activities was $10.3 million, primarily due to $16.7 million used to purchase our common stock and $17.4 million paid to our shareholders in quarterly dividends. This was partly offset by a net $20.0 million borrowed from our credit facility, including $35.0 million of borrowings during the second quarter, of which $15.0 million was repaid during the third quarter.

During the first nine months of fiscal 2018, net cash used for financing activities was $61.4 million, including $46.1 million used to purchase our common stock and $16.3 million paid to our shareholders in quarterly dividends.

Exchange Rate Changes

During the first nine months of fiscal 2019, our cash, cash equivalents, and restricted cash decreased by $0.1 million due to changes in exchange rates since the end of fiscal 2018. These changes negatively impacted our cash balances held in Canada and the United Kingdom, but that impact was partially offset by positive changes in exchange rates in Thailand.

During the first nine months of fiscal 2018, our cash, cash equivalents and restricted cash increased by $2.2 million due to changes in the exchange rates since the end of fiscal 2017, which positively impacted our cash balances held in Canada, Thailand and the United Kingdom.

Other

The following table summarizes our contractual obligations of the types specified:

		Payments Due by Period
(Unaudited, amounts in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Short-term debt obligations	$20,000	$20,000	$—	$—	$—
Capital lease obligations	252	205	47	—	—
Operating lease obligations	399,447	76,433	133,869	85,816	103,329
Purchase obligations*	75,788	75,788	—	—	—
Interest obligations	2,133	718	1,044	371	—
Contingent consideration	7,500	—	3,300	4,200	—
Future guaranteed payments	23,789	4,985	10,364	8,440	—
Legal liability	2,771	1,750	1,021	—	—
Total contractual obligations	$531,680	$179,879	$149,645	$98,827	$103,329

*We have purchase order commitments of $75.8 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our fiscal 2018 Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the first nine months of fiscal 2019, except for changes related to our adoption of Accounting Standards Codification Topic 606 as described in Note 11.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2019, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for fiscal 2018.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended October 27, 2018, we acquired Stitch Industries, Inc. (“Joybird”) and the assets of EBCO, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona. We are currently integrating Joybird and the assets of EBCO, Inc. into our operations, compliance programs, and internal control processes. As permitted by SEC guidance, management intends to exclude Joybird and the EBCO, Inc. operations from its assessment of internal controls over financial reporting as of April 27, 2019.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 28, 2018. There have been no material changes to our risk factors during the first nine months of fiscal 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of January 26, 2019, 6.1 million shares remained available for purchase pursuant to this authorization. We spent $16.7 million in the first nine months of fiscal 2019 to purchase 0.6 million shares. During the third quarter of fiscal 2019, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective December 31, 2018. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on March 29, 2019. With the cash flows we anticipate generating in fiscal 2019, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended January 26, 2019:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 28 — December 1, 2018)	87	$28.65	87	6,221
Fiscal December (December 2 — December 29, 2018)	—	—	—	6,221
Fiscal January (December 30, 2018 — January 26, 2019)	91	$29.14	90	6,131
Fiscal Third Quarter of 2019	178	$28.90	177	6,131

(1)         In addition to the 176,891 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 929 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.

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

Date: February 19, 2019

	BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes
Vice President, Corporate Controller and Chief Accounting Officer