Form 10-K
period 2019-04-27
LA-Z-BOY INC
filed 2019-06-18
CIK 57131

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 1-9656

LA-Z-BOY INCORPORATED
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-0751137 (I.R.S. Employer Identification No.)
One La-Z-Boy Drive, Monroe, Michigan (Address of principal executive offices)	48162-5138 (Zip Code)

Registrant's telephone number, including area code (734) 242-1444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	LZB	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Based on the closing sales price as reported on the New York Stock Exchange on October 26, 2018, the aggregate market value of registrant's common stock held by non-affiliates of the registrant on that date was approximately $1,290,400,000.

The number of shares of common stock $1.00 par value of the registrant outstanding as of June 11, 2019 was 46,823,501.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LA-Z-BOY INCORPORATED
FORM 10-K ANNUAL REPORT FISCAL 2019

Note: The responses to Items 10 through 14 will be included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the 2019 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Statement Concerning Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, "we," "our" or the "Company") make forward-looking statements in this report, and its representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

— future income, margins and cash flows	— future economic performance
— future sales	— industry and importing trends
— adequacy and cost of financial resources	— management plans and strategic initiatives

Forward-looking statements also include those preceded or followed by the words "anticipates," "believes," "estimates," "hopes," "plans," "could," "intends" and "expects" or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) changes in the stock market impacting our profitability and our effective tax rate; (i) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (j) changes in legislation, including the tax code, or changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of bilateral and multilateral trade agreements impacting our business; (k) adoption of new accounting principles; (l) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure, transport or import, or material increases to the cost of transporting or importing, fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) information technology conversions or system failures and our ability to recover from a system failure; (o) effects of our brand awareness and marketing programs; (p) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (q) litigation arising out of alleged defects in our products; (r) unusual or significant litigation; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (t) the ability to increase volume through our e-commerce initiatives; (u) the impact of potential goodwill or intangible asset impairments; and (v) those matters discussed in Item 1A of this Annual Report and other factors identified from time-to-time in our reports filed with the Securities and Exchange Commission (the "SEC"). We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

PART I

ITEM 1.    BUSINESS.

Edward M. Knabusch and Edwin J. Shoemaker started Floral City Furniture in 1927, and in 1928 the newly formed company introduced its first recliner. In 1941, we were incorporated in the state of Michigan as La-Z-Boy Chair Company, and in 1996 we changed our name to La-Z-Boy Incorporated. Today, our La-Z-Boy brand is one of the most recognized brands in the furniture industry.

We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. We have seven major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also have contracts with several suppliers in Asia to produce products that support our pure-import model for casegoods.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through stores that we own and operate and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 353 La-Z-Boy Furniture Galleries® stores and 550 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary." We own 156 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 550 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary's sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 590 outlets and approximately 1.9 million square feet of floor space. In total, our proprietary floor space includes approximately 12.4 million square feet worldwide. Joybird, which we acquired in the second quarter of fiscal 2019, sells product almost exclusively online and has a limited amount of proprietary retail floor space used as a showroom to develop its brand.

Principal Products and Industry Segments

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

Upholstery Segment.    Our Upholstery reportable segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

Casegoods Segment.    Our Casegoods segment consists of one operating segment that sells furniture under three brands: American Drew®, Hammary®, and Kincaid®. The Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some custom upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

Retail Segment.    Our Retail segment consists of one operating segment comprised of our 156 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

Corporate & Other.    Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to end consumers almost exclusively online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meets the requirements of reportable segments at this time.

We have provided additional detailed information regarding our segments and their products in Note 17 to our consolidated financial statements and our "Management's Discussion and Analysis" section, both of which are included in this report.

Raw Materials and Parts

The principal raw materials and parts used for manufacturing are purchased cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, electrical components for power units and various other metal components for fabrication of product. We purchase about 50% of our polyurethane foam from one supplier, which has several facilities across the United States that deliver to our plants. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase approximately half of our cover in a raw state (fabric rolls or leather hides) and cut and sew it into cover, and purchase the remainder in covers that have already been cut and sewn to our specifications by third-party offshore suppliers. We buy cut-and-sewn leather and fabric products from five primary suppliers. Of the products that we import, three suppliers that operate in China manufacture over 95% of the leather cut-and-sewn sets, and three suppliers that also operate in China manufacture approximately 90% of the fabric products. One of the five primary suppliers manufactures both leather cut-and-sewn sets and fabric products. We use these suppliers primarily for their product design capabilities, to leverage our buying power, and to control quality and product flow, in addition to their ability to handle the volume of product we require to operate our business. If any of these suppliers experience financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we obtain alternate suppliers.

We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies, savings opportunities, and manage the relationship with our Asian suppliers. During fiscal 2019, the prices of materials we use in our upholstery manufacturing process increased during the first half of the year, but then retracted in the back half of the year. For the full fiscal year 2019, changes in raw material prices were flat compared with the prior year. We expect to experience an increase in raw material costs in fiscal 2020 as well as increases in transportation costs. Additionally, we expect that certain raw materials and parts may be subject to higher duties and tariffs in fiscal 2020, including raw materials and parts we import from China. In response to these increases, we may increase our selling prices to our customers or assess a material or duty surcharge during periods when these increased prices or duties are in effect.

Finished Goods Imports

We import all of the casegoods (wood) furniture that we sell. In fiscal 2019, we purchased approximately 55% of this imported product from three suppliers. We use these suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. In addition, these suppliers have the ability to handle the volume of product we require. If any of these suppliers experience financial or other difficulties, we could experience disruptions in our product flow until we obtain alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.

We use an all-import model for our casegoods furniture primarily to remain competitive for these products. The prices we paid for these imported products, including associated transportation costs, increased in fiscal 2019 compared with fiscal 2018, partially due to an increase in tariffs on certain product imported from China. We import approximately 25% of our casegoods product from China, and currently expect these product costs to increase more in fiscal 2020 than fiscal 2019 if the recent tariff increase to 25% remains in effect throughout fiscal 2020. We are actively working on moving sourcing of products out of China to reduce the tariff impact. Additionally, we are expecting higher ocean freight costs in fiscal 2020 compared with fiscal 2019. We may increase our selling prices to help offset the expected rise in transportation costs and may assess a material or duty surcharge on products imported from China when these increased prices or duties are in effect. Looking across our business, imported finished goods represented 8% of our consolidated sales in both fiscal 2019 and fiscal 2018.

Seasonal Business

We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates. For our wholesale businesses, the fourth quarter is historically the seasonally highest-volume sales quarter, closely followed by our third quarter. For our retail and e-commerce businesses, which includes our company-owned retail stores and Joybird, the third quarter is typically the seasonally highest-volume sales quarter.

During fiscal 2019, however, we experienced our largest sales volume quarter for our wholesale businesses during the third quarter. We believe this experience was reflective of the overall trends in the furniture industry and was not an indicator that our seasonal trends are changing for our wholesale businesses, because in the first calendar quarter of 2019, which roughly aligns to our fiscal fourth quarter, the furniture industry experienced negative growth for the first time since the 2008 recession.

We schedule production to maintain consistent manufacturing activity throughout the year whenever possible. During the summer months, the furniture industry typically experiences weaker demand, and as such we typically shut down our domestic plants for one week each fiscal year to perform routine maintenance on our equipment. Accordingly, for our wholesale business, the first quarter is usually the company's weakest in terms of sales and earnings. Also driven by the seasonal slowdown in the summer, our retail business typically experiences its lowest sales in the first quarter.

Economic Cycle and Purchasing Cycle

Our sales are impacted by the overall growth of the furniture industry, which is primarily influenced by consumer discretionary spending and existing and new housing activity. In addition, consumer confidence, employment rates, international trade policies, and other factors could affect demand. Upholstered furniture has a shorter life cycle than casegoods furniture because upholstered furniture is typically more fashion and design-oriented, and is often purchased one or two pieces at a time. Purchases and demand for consumer goods, including upholstered furniture, fluctuate based on consumer confidence. Casegoods products, in contrast, are longer-lived and frequently purchased in groupings or "suites," resulting in a much larger cost to the consumer. As a result, casegoods sales are more sensitive to economic conditions, including growth or a slowdown in the housing market, whereas upholstered furniture normally exhibits a less-volatile sales pattern over an economic cycle.

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

Our company-owned La-Z-Boy Furniture Galleries® stores have finished goods inventory at the stores for display purposes.

Our Joybird business maintains raw materials, work-in-process, and finished goods inventory at their manufacturing location. Additional finished goods inventory for Joybird is stored in a warehouse or in-transit to the end consumer.

Our inventory increased $12.1 million during fiscal 2019 compared with fiscal 2018 primarily as a result of the acquisitions we completed in fiscal 2019. We will continue to manage our inventory levels to ensure they are appropriate relative to our sales volume, while maintaining our focus on service to our customers.

Accounts Receivable:    Our accounts receivable decreased $10.8 million as of year end fiscal 2019 compared with year end fiscal 2018. The decrease in accounts receivable was partially due to fourth quarter sales in fiscal 2019 being lower than those in the fourth quarter of the prior year for our Upholstery and Casegoods segments. We monitor our customers' accounts and limit our credit exposure to certain independent dealers and strive to decrease our days' sales outstanding where possible. Our days' sales outstanding is a measure of the time needed to collect outstanding accounts receivable once we have completed a sale. Our days' sales outstanding decreased by approximately three days during fiscal 2019.

Accounts Payable:    Our accounts payable increased $3.0 million as of year end fiscal 2019 compared with year end fiscal 2018. This increase was primarily due to the acquisitions completed in fiscal 2019.

Customer Deposits:    We collect a deposit from our customers at the time a customer order is placed in one of our company-owned retail stores or through our websites, www.la-z-boy.com and www.joybird.com. Customer deposits increased $11.5 million as of fiscal year end 2019 compared with year end fiscal 2018. This increase was primarily a result of the fiscal 2019 acquisitions.

Customers

Our wholesale customers are furniture retailers. While primarily located throughout the United States and Canada, we also have customers located in various other countries, including the United Kingdom, China, Australia, South Korea and New Zealand. Sales in our Upholstery and Casegoods segments are almost entirely to furniture retailers, but we also sell directly to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment and through our websites, www.la-z-boy.com and www.joybird.com.

We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be "proprietary." For our Upholstery and Casegoods segments, our fiscal 2019 customer mix based on sales was approximately 60% proprietary, 15% major dealers such as Art Van Furniture, Nebraska Furniture Mart and Slumberland Furniture, and 25% other independent retailers.

The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. The 353-store La-Z-Boy Furniture Galleries® network is central to this approach. In addition, we sell product through proprietary space within other retail furniture stores, primarily La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, Kincaid Shoppes, and other international locations. Additionally, our Joybird business, which sells product almost exclusively online to end consumers through its website, www.joybird.com, also has a limited amount of proprietary retail floor space that it uses as a showroom to develop its brand.

Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend to not only increase the number of stores in the network but also to continue to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. At the end of fiscal 2019, less than five percent of the La-Z-Boy Furniture Galleries® stores in the network have not been transitioned to our new format. As we continue to maintain and update our current stores to improve the quality of the network, the La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 20 to 25 stores during fiscal 2020, all of which will feature our new concept store designs.

We select independent dealers for our proprietary La-Z-Boy Furniture Galleries® store network based on factors such as their management and financial qualifications and the potential for distribution in specific geographical areas. This proprietary distribution benefits La-Z-Boy, our dealers and our consumers. It enables La-Z-Boy to concentrate our marketing with sales personnel dedicated to our entire product line, and only that line and approved accessories. It also allows dealers that join this proprietary group to take advantage of best practices, with which other proprietary dealers have succeeded, and we facilitate forums for these dealers to share them. These La-Z-Boy Furniture Galleries® stores provide our consumers a full-service shopping experience with a large variety of products, knowledgeable sales associates, and design service consultants.

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

Our Upholstery segment backlogs as of April 27, 2019, and April 28, 2018, were approximately $66.9 million and $69.7 million, respectively, which was driven by a decrease in orders during the last few weeks of the current fiscal year as compared with the prior fiscal year. Our Casegoods segment backlogs were $7.4 million and $7.3 million, or essentially flat, as of April 27, 2019, and April 28, 2018, respectively. Our Corporate and Other backlog as of April 27, 2019, was $3.7 million which relates to the addition of the Joybird business that we acquired in the second quarter of fiscal 2019.

Competitive Conditions

We are the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.

Alternative distribution channels have increasingly affected our retail markets. Direct-to-consumer brands, such as Article and Burrow, bypass brick and mortar retailers entirely or in some cases have developed a product that can be shipped more easily than traditional upholstered furniture, thus increasing competition for our products. The increased ability of consumers to purchase furniture through various furniture manufacturers' and digital-only retailers' internet websites, including companies such as Amazon, Hayneedle, QVC, and Wayfair, which operate with lower overhead costs than a brick-and-mortar retailer, has also increased competition in the industry. Companies such as Costco, Home Depot, IKEA, Sam's Club, Target, Wal-Mart, and others, also offer products that compete with some of our product lines.

The home furnishings industry competes primarily on the basis of product styling and quality, customer service (product availability and delivery), price, and location. We compete primarily by emphasizing our brand and the value, comfort, quality, and styling of our products. In addition, we remain committed to innovation while striving to provide outstanding customer service, exceptional dealer support, and efficient on-time delivery. Maintaining, updating, and expanding our proprietary distribution system, including identifying desirable retail locations, is a key strategic initiative for us in striving to remain competitive. We compete in the mid- to upper-mid price point, and a shift in consumer taste and trends to lower-priced products could negatively affect our competitive position.

In the Upholstery segment, our largest competitors are Ashley, Bassett, Best Chair, Flexsteel, Klaussner, Kuka, Man Wah, Natuzzi, and Southern Motion.

In the Casegoods segment, our main competitors are Bassett, Bernhardt, Hooker Furniture, and Lacquer Craft. The Casegoods segment faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.

The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry in the United States and Canada, and different stores have different competitors based on their geographic locations. Competitors include: Arhaus, Ashley, Bassett Furniture Direct, Bob's Discount Furniture, Crate and Barrel, Ethan Allen, Restoration Hardware, Havertys, Williams-Sonoma, several other regional competitors (for example Art Van Furniture, Raymour & Flanigan Furniture, and Slumberland Furniture), and family-owned independent furniture stores.

In our Corporate & Other segment, our Joybird business sells almost exclusively online and competes primarily with Amazon, Article, CB2, Love Sac, Maiden Home, Wayfair and West Elm.

In addition to the larger competitors listed above, a substantial number of small and medium-sized companies operate within our business segments, all of which are highly competitive.

Trademarks, Licenses and Patents

We own the La-Z-Boy trademark, which is essential to the Upholstery and Retail segments of our business, and the Joybird trademark, which is essential to our e-commerce business. We also own a number of other trademarks that we utilize in marketing our products. We consider our La-Z-Boy trademark to be among our most valuable assets and we have registered that trademark and others in the United States and various other countries where our products are sold. These trademarks have a perpetual life, subject to renewal. We license the use of the La-Z-Boy trademark to our major international partners and dealers outside of North America. We also license the use of the La-Z-Boy trademark on contract office furniture, outdoor furniture, and non-furniture products, as these arrangements enhance our brand awareness, broaden the perceptions of La-Z-Boy, and create visibility of the La-Z-Boy brand in channels outside of the residential furniture industry. In addition, we license to our branded dealers the right to use our La-Z-Boy trademark in connection with the sale of our products and related services, on their signs, and in other ways, which we consider to be a key part of our marketing strategies. We provide more information about those dealers, under "Customers."

We hold a number of United States and foreign patents that we actively enforce. We have followed a policy of filing patent applications for the United States and select foreign countries on inventions, designs and improvements that we deem valuable, but these patents do expire at various times.

While our intellectual property rights in the aggregate are important to the operation of our business, we do not believe that any existing patent, license, trademark or other intellectual property right (other than the La-Z-Boy trademark) is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole. We vigorously protect our trademarks and patents against third-party infringement.

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

Employees

We employed approximately 9,700 full-time equivalent employees as of April 27, 2019, compared with 9,000 employees at the end of fiscal 2018. We employed approximately 7,400 employees in our Upholstery segment, 200 in our Casegoods segment, 1,400 in our Retail segment, 400 in our Joybird business, and the remaining employees are corporate personnel. We employ the majority of our employees on a full-time basis.

Internet Availability

Our Forms 10-K, 10-Q, 8-K, proxy statements on Schedule 14A, and amendments to those reports are available free of charge through links on our internet website, www.la-z-boy.com, as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Copies of any materials we file or furnish to the SEC can also be obtained free of charge through the SEC's website at www.sec.gov. The information on our website is not incorporated by reference into this report or any other reports we file with, or furnish to, the SEC.

ITEM 1A.    RISK FACTORS.

Our business is subject to a variety of risks. Economic downturns, interest rates, consumer confidence, housing starts and the overall housing market, increased unemployment, tightening of the financial and consumer credit markets, and other general economic factors that affect many other businesses are particularly significant to us because our principal products are consumer goods. We also face risks related to the protection, confidentiality and integrity of our information systems and data, which may be subject to cybersecurity attacks and information security breaches. Further, the success of our business is driven by our ability to respond to product and customer-trend shifts, our pricing competitiveness as well as preserving our brand reputation. If we are unable to respond to or mitigate these risks to our business, our operating results and financial or competitive condition could be adversely affected.

The risks and uncertainties described below are those that we currently believe are most material and may significantly affect our business. Additional risks and uncertainties of which we are unaware or that we do not currently deem significant may also become important factors that affect us at a later date. The risks and uncertainties described below should be carefully considered, together with the other information provided in this document and our subsequent filings with the SEC. Any of the following risks could significantly and adversely affect our business, results of operations, and financial condition.

Declines in certain economic conditions, which impact consumer confidence and consumer spending, could negatively impact our sales and results of operations.

Our business is particularly sensitive to declines in general economic conditions because our principal products are consumer goods. Downturns and prolonged negative conditions in the economy could affect consumer spending habits by decreasing the overall demand for discretionary items, including home furnishings. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is limited, unemployment rates increase or there is uncertainty about future economic prospects. In the event of an economic downturn, consumer spending could remain depressed for an extended period of time and improvement in our sales could lag behind an economic recovery as consumers may defer the purchase of relatively higher-cost discretionary items.

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect sensitive employee, customer, consumer, vendor or Company data, or to comply with evolving regulations relating to our obligation to protect such data.

Cyber-attacks designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred over the last several years at a number of major U.S. companies. Despite widespread recognition of the cyber-attack threat and improved data protection methods, cyber-attacks on organizations continue to be persistent and ever-changing, making it difficult to prevent and detect these attacks. Similar to many other retailers, we receive and store certain personal information about our employees, customers, consumers, and vendors. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and we supply such third-party providers with the personal information required for those services.

States and the federal government are increasingly enacting laws and regulations to protect consumers against identity theft, and in the future we may be subject to state or federal data privacy laws, such as the California Consumer Privacy Act of 2018 (the "CCPA"). We are also subject to data privacy and other similar laws and regulations in various foreign jurisdictions, such as the European Union. These laws and regulations are emerging and evolving in various countries and the interpretation and application of these laws and regulations in the United States, Europe and elsewhere often are uncertain, contradictory and changing. For example, the European General Data Protection Regulation

(GDPR) applies to us, creating a range of new compliance obligations regarding the treatment of personal data. In addition, the GDPR contains significant penalties for non-compliance. It is possible that these laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries. As a result, our reputation and brand, which is critical to our business operations, may be harmed, we could incur substantial costs, and we could lose both consumers and revenue.

During fiscal 2019, we were subject, and will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, computer viruses, and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems that results in the unauthorized release of sensitive data could adversely affect our reputation resulting in a loss of our existing customers and potential future customers, lead to financial losses due to remedial actions or potential liability, possibly including punitive damages, or we could incur regulatory fines or penalties. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems or those of our third party service providers could also materially increase the costs we already incur to protect against these risks. We continue to balance the additional risk with the cost to protect us against a breach, and have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry.

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

The residential furniture industry is highly competitive and fragmented. We currently compete with many other manufacturers and retailers, including online retailers, some of which offer widely advertised products, and others, several of which are large retail furniture dealers offering their own store-branded products. Competition in the residential furniture industry is based on quality, style of products, perceived value, price, service to the customer, promotional activities, and advertising. The highly competitive nature of the industry means we are constantly subject to the risk of losing market share, which would likely decrease our future sales, earnings, and liquidity. In addition, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish, and other construction techniques) from those of our competitors. Additionally, a majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin. In the past several fiscal years we have experienced lower traffic to our company-owned stores, similar to other furniture retailers, as consumers have shifted to purchasing more furniture product online. We are attempting to meet these consumers where they prefer to shop by expanding our online capabilities and improving the user experience at www.la-z-boy.com to drive more traffic to both our online site and our physical stores. We also acquired Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture. Joybird sells product almost exclusively online, where there is significant competition for share of voice among online and direct-to-consumer brands. These and other competitive pressures could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations or liquidity.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material including polyurethane foam, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability, and quality could have a negative effect on our cost of sales and our ability to meet our customers' demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales. We have a higher concentration in upholstery sales, including motion furniture, than many of our competitors, and the effects of steel, polyurethane foam, wood, electrical components for power units, leather and fabric price increases or quantity shortages could have a significant negative impact to our business.

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

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as the United Kingdom, Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our Casegoods segment imports products manufactured by foreign sources, mainly in China and Vietnam, and our Upholstery segment purchases cut-and-sewn fabric and leather sets, electronic component parts, and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather sets are primarily purchased from four suppliers that operate in China, and the majority of our fabric products are purchased from three suppliers that also operate in China. One of these primary suppliers provides both cut-and-sewn leather sets and fabric products. Our sourcing partners may not be able to produce goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in shipments to our customers.

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

Changes in the political environment in the United States may also have a material adverse effect on our business in the future or require us to modify our current business practices. Because we manufacture components in Mexico and purchase components and finished goods manufactured in foreign countries, including China, we are subject to risks relating to increased tariffs on U.S. imports, changes in the North American Free Trade Agreement, and other changes affecting imports. Recently, the U.S. administration has enacted certain tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials which are imported into the U.S. and that we use in our domestic operations. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. Additionally, our business in the United Kingdom could be affected by the United Kingdom's exit from the European Union, and our sales and margins there and in other foreign countries could be adversely affected by the imposition in foreign countries of import bans, quotas, and increases in tariffs.

Our current retail markets and other markets that we enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets, goodwill, or other intangible assets if we fail to meet our earnings expectations for these markets.

From time to time we may acquire retail locations or other retail businesses, such as Joybird, and their related assets. We also remodel and relocate existing stores, experiment with new store formats, and close underperforming stores. Our assets include goodwill and other intangible assets acquired in connection with these acquisitions. Profitability of acquired, remodeled, relocated, and new format stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores, we may incur charges for the impairment of long-lived assets, the impairment of goodwill, or the impairment of other intangible assets.

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

Our operations outside of the United States and sale of product in various countries subject us to U.S. and foreign laws and regulations, including but not limited to, the UK Bribery Act 2010, the U.S. Foreign Corrupt Practices Act, the U.S. Export Administration Act, and other anti-bribery and anti-corruption statutes. These laws and regulations include prohibitions on improper payments to government officials, restrictions on where we can do business, what products we can supply to certain countries, and what information we can provide to certain governments. Violations of these laws, which are complex, frequently changing, and are often subject to varying interpretation and enforcement, may result in civil or criminal penalties or sanctions that could have a significant adverse effect on our business and results of operations. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures or otherwise comply with these laws and regulations.

We rely extensively on information technology systems to process transactions, summarize results, and manage our business and that of certain independent dealers. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, natural disasters, and errors by employees. Though losses arising from some of these issues would be covered by insurance, interruptions of our critical business information technology systems or failure of our back-up systems could result in longer production times or negatively impact customers resulting in damage to our reputation and a reduction in sales. If our critical information technology systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them. If a ransomware attack or other cybersecurity breach occurs, it is possible we could be prevented from accessing our data which may cause interruptions or delays in our business, cause us to incur remediation costs or require us to pay ransom to a hacker which takes over our systems, or damage our reputation.

We may be subject to product liability claims or undertake to recall one or more products, which could adversely affect our financial results and reputation.

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

We make certain assumptions, judgments and estimates that impact the amounts reported in our consolidated financial statements, which, if not accurate, may impact our financial results.

Certain assumptions, judgments and estimates impact amounts reported in our consolidated financial statements, including but not limited to, inventories, goodwill, intangible assets, insurance and legal-related liabilities, contingent consideration and income taxes. To derive our assumptions, judgements and estimates, we use historical experience and various other factors that we believe are reasonable as of the date we prepare our consolidated financial statements. Our contingent consideration liabilities, resulting from certain acquisitions, are based on the expected future performance of the operations acquired. Quarterly, we reassess the fair value of any contingent consideration. Changes in business conditions or other events could materially change the projection of future cash flows or the discount rate we used in the fair value calculation of the contingent consideration. Actual results could differ materially from our estimates, and such differences may impact our financial results.

We may not be able to recruit and retain key employees and skilled workers in a competitive labor market.

If we cannot successfully recruit and retain key employees and skilled workers or we experience the unexpected loss of those employees, our operations may be negatively impacted. A shortage of qualified personnel may require us to enhance our compensation in order to compete effectively in the hiring and retention of qualified employees. Additionally, our success depends on the skills, experience and efforts of key personnel in our senior management, whose vision for our company, knowledge of our business and expertise would be difficult to replace.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

We owned or leased approximately 12.2 million square feet of active manufacturing, warehousing and distribution centers, office, showroom, and retail facilities, and had approximately 0.3 million square feet of idle facilities, at the end of fiscal 2019. Of the 12.2 million square feet occupied at the end of fiscal 2019, our Upholstery segment occupied approximately 7.0 million square feet, our Casegoods segment occupied approximately 1.4 million square feet, our Retail segment occupied approximately 3.2 million square feet, and our Corporate and other operations occupied the balance.

Our active facilities and retail locations are located in Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Utah, Virginia, Washington D.C., Wisconsin, Coahuila and Tijuana (Mexico), Bangkok (Thailand), Alberta and Manitoba (Canada), Dongguan (China), Hong Kong, and Berks (United Kingdom). We own all of our domestic plants, and our joint venture owns our Thailand plant. We lease the majority of our retail stores and regional distribution centers, as well as our manufacturing facilities in Mexico and our office spaces in California, China, Hong Kong and the United Kingdom. For information on terms of operating leases for our properties, see Note 10 to our consolidated financial statements, which is included in Item 8 of this report.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Listed below are the names, ages and current positions of our executive officers and, if they have not held those positions for at least five years, their former positions during that period. All executive officers serve at the pleasure of the board of directors.

Kurt L. Darrow, age 64

•
Chairman, President and Chief Executive Officer since August 2011

Melinda D. Whittington, age 52

•
Senior Vice President and Chief Financial Officer since June 2018

•
Chief Financial Officer of Allscripts Healthcare Solutions, Inc., a healthcare practice management and electronic health record technology company, from February 2016 through June 2017

•
Senior Vice President, Corporate Controller and Chief Accounting Officer of Kraft Foods Group (now the Kraft Heinz Company), an American food company, from February 2015 through October 2015

•
Vice President, Corporate Controller and Chief Accounting Officer of Kraft Foods Group, Inc. (now the Kraft Heinz Company) from January 2014 through February 2015

J. Douglas Collier, age 52

•
Senior Vice President, Chief Commercial Officer and President, International since May 2017

•
Senior Vice President, Chief Marketing Officer, and President, International from August 2014 through May 2017

•
Chief Marketing Officer and President, International from August 2011 through August 2014

Darrell D. Edwards, age 55

•
Senior Vice President and Chief Operating Officer since May 2019

•
Senior Vice President and Chief Supply Chain Officer from August 2014 through May 2019

•
Senior Vice President of Operations, Residential Division from May 2012 through August 2014

Otis S. Sawyer, age 61

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

•
President of Non-Branded Upholstery from February 2008 through August 2014

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Dividend Information

Although we expect to continue to pay quarterly dividends, the payment of future cash dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement, among other factors.

Shareholders

Our common stock trades on the New York Stock Exchange under the trading symbol "LZB". We had approximately 2,213 registered holders of record of La-Z-Boy's common stock as of June 11, 2019. (A substantially greater number of holders of La-Z-Boy common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.)

Performance Graph

The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 26, 2014, in our common shares, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	2014	2015	2016	2017	2018	2019
La-Z-Boy Incorporated	$100	$113.26	$108.05	$118.32	$126.28	$142.16
S&P 500 Composite Index	$100	$115.98	$115.62	$136.33	$155.69	$174.89
Dow Jones U.S. Furnishings Index	$100	$132.47	$140.17	$157.06	$139.26	$116.95

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our board of directors has authorized the purchase of company stock. As of April 27, 2019, 5.9 million shares remained available for purchase pursuant to this authorization. We spent $23.0 million in fiscal 2019 to purchase 0.8 million shares. During the fourth quarter of fiscal 2019, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 1, 2019. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on July 26, 2019. With the cash flows we anticipate generating in fiscal 2020, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2019:

(Shares in thousands)	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(2)	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 27 - March 2, 2019)	97	$29.72	97	6,034
Fiscal March (March 3 - March 30, 2019)	27	$32.55	27	6,007
Fiscal April (March 31 - April 27, 2019)	74	$33.69	73	5,934

Fiscal Fourth Quarter of 2019	198	$31.59	197	5,934

(1)
In addition to the 197,243 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 913 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.

(2)
On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during fiscal year 2019.

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

Consolidated Five-Year Summary of Financial Data

(Amounts in thousands) Fiscal Year Ended	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015
Sales	$1,745,401	$1,583,947	$1,520,060	$1,525,398	$1,425,395
Cost of sales	1,042,831	961,200	910,757	940,420	918,251

Gross profit	702,570	622,747	609,303	584,978	507,144
Selling, general and administrative expense	572,896	493,378	475,961	459,647	401,327

Operating income	129,674	129,369	133,342	125,331	105,817
Interest expense	(1,542)	(538)	(1,073)	(486)	(523)
Interest income	2,103	1,709	981	827	1,030
Pension termination charge	(32,671)	—	—	—	—
Other expense	(2,237)	(1,650)	(2,510)	(629)	(696)

Income from continuing operations before income taxes	95,327	128,890	130,740	125,043	105,628
Income tax expense	25,186	47,295	43,756	44,080	36,954

Income from continuing operations	70,141	81,595	86,984	80,963	68,674
Income from discontinued operations, net of tax	—	—	—	—	3,297

Net income	70,141	81,595	86,984	80,963	71,971
Net income attributable to noncontrolling interests	(1,567)	(729)	(1,062)	(1,711)	(1,198)

Net income attributable to La-Z-Boy Incorporated	$68,574	$80,866	$85,922	$79,252	$70,773

Net income attributable to La-Z-Boy Incorporated:
Income from continuing operations attributable to La-Z-Boy Incorporated	$68,574	$80,866	$85,922	$79,252	$67,476
Income from discontinued operations	—	—	—	—	3,297

Net income attributable to La-Z-Boy Incorporated	$68,574	$80,866	$85,922	$79,252	$70,773

 Consolidated Five-Year Summary of Financial Data (Continued)

(Amounts in thousands, except per share data) Fiscal Year Ended	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015
Basic weighted average shares	46,828	47,621	48,963	50,194	51,767
Basic net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.46	$1.69	$1.75	$1.57	$1.30
Income from discontinued operations	—	—	—	—	0.06

Basic net income attributable to La-Z-Boy Incorporated per share	$1.46	$1.69	$1.75	$1.57	$1.36

Diluted weighted average shares	47,333	48,135	49,470	50,765	52,346
Diluted net income attributable to La-Z-Boy Incorporated per share:
Income from continuing operations attributable to La-Z-Boy Incorporated	$1.44	$1.67	$1.73	$1.55	$1.28
Income from discontinued operations	—	—	—	—	0.06

Diluted net income attributable to La-Z-Boy Incorporated per share	$1.44	$1.67	$1.73	$1.55	$1.34

Dividends declared per share	$0.50	$0.46	$0.42	$0.36	$0.28
Book value of year-end shares outstanding(1)	$14.53	$13.08	$12.17	$11.09	$10.33
(1)
Equal to total La-Z-Boy Incorporated shareholders' equity divided by the number of outstanding shares on the last day of the fiscal year

 Consolidated Five-Year Summary of Financial Data (Continued)

(Dollar amounts in thousands) Fiscal Year Ended	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017	(53 weeks) 4/30/2016	(52 weeks) 4/25/2015
Return on average total equity(1)	10.6%	13.3%	15.0%	14.9%	12.9%
Gross profit as a percent of sales	40.3%	39.3%	40.1%	38.3%	35.6%
Operating income as a percent of sales	7.4%	8.2%	8.8%	8.2%	7.4%
Effective tax rate(2)	26.4%	36.7%	33.5%	35.3%	35.0%
Return on sales(2)	4.0%	5.2%	5.7%	5.3%	4.8%
Depreciation and amortization	$31,147	$31,767	$29,132	$26,517	$22,283
Cash provided by operating activities	$150,745	$115,750	$147,990	$114,509	$97,909
Capital expenditures	$48,433	$36,337	$20,304	$24,684	$70,319
Cash used for acquisitions	$76,505	$16,495	$35,878	$23,311	$1,774
Cash used for share repurchases	$22,957	$56,730	$35,957	$44,082	$51,853
Cash used for dividends	$23,508	$22,009	$20,655	$18,141	$14,513
Property, plant and equipment, net	$200,523	$180,882	$169,132	$171,590	$174,036
Working capital	$302,482	$336,872	$318,746	$324,545	$321,560
Current ratio(3)	2.3 to 1	2.9 to 1	2.6 to 1	3.1 to 1	3.1 to 1
Total assets	$1,059,790	$892,967	$888,855	$800,029	$774,604
Long-term debt, excluding current portion	$19	$199	$296	$513	$433
Total debt	$199	$422	$515	$803	$830
Total equity	$696,976	$625,216	$601,105	$557,212	$533,100
Debt to equity ratio(4)	—	0.1%	0.1%	0.1%	0.2%
Debt to capitalization ratio(5)	—	0.1%	0.1%	0.1%	0.2%
(1)
Equal to income from continuing operations divided by average two year equity
(2)
Based on income from continuing operations
(3)
Equal to total current assets divided by total current liabilities
(4)
Equal to total debt divided by total equity
(5)
Equal to total debt divided by total debt plus total equity

Unaudited Quarterly Financial Information Fiscal 2019

(Amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/28/2018	(13 weeks) 10/27/2018	(13 weeks) 1/26/2019	(13 weeks) 4/27/2019
Sales	$384,695	$439,333	$467,582	$453,791
Cost of sales	236,173	264,928	277,712	264,018

Gross profit	148,522	174,405	189,870	189,773
Selling, general and administrative expense	125,362	145,905	149,027	152,602

Operating income	23,160	28,500	40,843	37,171
Interest expense	(104)	(501)	(538)	(399)
Interest income	602	392	540	569
Pension termination charge	—	—	—	(32,671)
Other income (expense), net	892	(1,997)	(941)	(191)

Income before income taxes	24,550	26,394	39,904	4,479
Income tax expense	5,599	6,045	10,730	2,812

Net income	18,951	20,349	29,174	1,667
Net income attributable to noncontrolling interests	(648)	(337)	(443)	(139)

Net income attributable to La-Z-Boy Incorporated	$18,303	$20,012	$28,731	$1,528

Diluted weighted average common shares	47,161	47,259	47,091	47,369
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.39	$0.42	$0.61	$0.03
Dividends declared per share	$0.12	$0.12	$0.13	$0.13

Unaudited Quarterly Financial Information Fiscal 2018

(Amounts in thousands, except per share data) Fiscal Quarter Ended	(13 weeks) 7/29/2017	(13 weeks) 10/28/2017	(13 weeks) 1/27/2018	(13 weeks) 4/28/2018
Sales	$357,079	$393,205	$413,638	$420,025
Cost of sales	217,976	238,253	251,140	253,831

Gross profit	139,103	154,952	162,498	166,194
Selling, general and administrative expense	122,805	120,683	129,403	120,487

Operating income	16,298	34,269	33,095	45,707
Interest expense	(157)	(160)	(113)	(108)
Interest income	343	376	444	546
Other income (expense), net	1,749	(926)	(1,094)	(1,379)

Income before income taxes	18,233	33,559	32,332	44,766
Income tax expense	6,489	10,353	20,047	10,406

Net income	11,744	23,206	12,285	34,360
Net income attributable to noncontrolling interests	(93)	(310)	(176)	(150)

Net income attributable to La-Z-Boy Incorporated	$11,651	$22,896	$12,109	$34,210

Diluted weighted average common shares	48,846	48,297	47,757	47,472
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.24	$0.47	$0.25	$0.72
Dividends declared per share	$0.11	$0.11	$0.12	$0.12

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. We begin with an introduction to our key businesses and then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies. Our 2019, 2018 and 2017 fiscal years included 52 weeks.

Introduction

Our Business

We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. We have seven major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through stores that we own and operate and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 353 La-Z-Boy Furniture Galleries® stores and 550 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary." We own 156 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 550 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary's sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 590 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.4 million square feet worldwide. Joybird, which we acquired in the second quarter of fiscal 2019, sells product almost exclusively online and has a limited amount of proprietary retail floor space it uses as a showroom to develop its brand.

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

  •
  Our company-owned retail business.  We are growing this business by increasing same-store sales through improved execution at the store level and by acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

  •
  Our unique multi-channel distribution network.  In addition to our branded distribution channels, over 2,100 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Art Van, Nebraska Furniture Mart, and Slumberland. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

  •
  Our on-trend product including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign.  While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features a celebrity brand ambassador, currently Kristen Bell, and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

  •
  Our innovative products, including stain-resistant iCleanTM fabrics and our power products, some of which include dual mechanisms and articulating headrests.  Our recent innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in January 2019 at our Dayton, Tennessee campus.

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

  •
  Upholstery Segment.  Our Upholstery reportable segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

  •
  Casegoods Segment.  Our Casegoods segment consists of one operating segment that sells furniture under three brands: American Drew®, Hammary®, and Kincaid®. The Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some custom upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.

  •
  Retail Segment.  Our Retail segment consists of one operating segment comprising our 156 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

  •
  Corporate & Other.  Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to end consumers almost exclusively online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments at this time.

Results of Operations

Fiscal Year 2019, Fiscal Year 2018, and Fiscal Year 2017

La-Z-Boy Incorporated

(Amounts in thousands, except percentages)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(FY19 vs FY18) % Change	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change
Sales	$1,745,401	$1,583,947	10.2%	$1,520,060	4.2%
Operating income	129,674	129,369	0.2%	133,342	(3.0)%
Operating margin	7.4%	8.2%		8.8%

Sales

Consolidated sales increased $161.5 million in fiscal 2019 compared with fiscal 2018, following an increase of $63.9 million in fiscal 2018 compared with fiscal 2017.

  •
  The increase in sales in fiscal 2019 compared with fiscal 2018 was driven by growth in both our core businesses and sales from our recent acquisitions. Sales in our Upholstery segment increased due to higher selling prices, favorable changes in our product mix, and higher tariff surcharges on Chinese imported parts. Sales in our Casegoods segment increased due to higher volume. In our Retail segment, sales increased due to our acquired stores and delivered same-store sales increases.

    Consolidated sales also benefitted from the acquisition of the Joybird ecommerce business reflected in Corporate & Other.

  •
  The increase in sales in fiscal 2018 compared with fiscal 2017 was driven by sales growth in all three of our operating segments. Our Upholstery segment benefited from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland and a favorable change in our product mix. Our Casegoods segment grew sales volume by expanding floor space with existing retailers. Our Retail segment sales increased due to the addition of new stores that were not open in the prior-year period and from acquisitions we completed in fiscal 2018.

Operating Margin

Operating margin decreased 80 basis points in fiscal 2019 compared with the prior year, following a decrease of 60 basis points in fiscal 2018 compared with the prior year.

  •
  Gross margin increased 90 basis points during fiscal 2019 compared with fiscal 2018.

    •
    Changes in our consolidated sales mix increased our gross margin 130 basis points in fiscal 2019 compared with the prior year. This benefit was driven by the growth of our Retail segment and the acquisition of Joybird, which have a higher gross margin than our Upholstery and Casegoods reportable segments.

    •
    This was partly offset by lower gross margin in our Upholstery segment, primarily due to higher supply chain costs and changes in our product mix that were not fully offset by higher selling prices.

    •
    Additionally, fiscal 2019 includes purchase accounting charges related to our acquisitions that were 20 basis points higher in fiscal 2019 than in fiscal 2018.

  •
  Gross margin decreased 80 basis points in fiscal 2018 compared with fiscal 2017.

    •
    Our gross margin declined in fiscal 2018 compared with the prior year, mostly due to a decline in our Upholstery segment's gross margin resulting from increased prices for our three core raw material components of steel, polyurethane foam and wood.

    •
    This was partly offset by a 20 basis point improvement in fiscal 2018 due to the growth of our Retail segment compared with the prior year, which has a higher gross margin than our wholesale segments.

  •
  Selling, general, and administrative ("SG&A") expense as a percentage of sales increased 170 basis points during fiscal 2019 compared with fiscal 2018.

    •
    SG&A expense was 200 basis points higher in fiscal 2019 due to changes in our consolidated sales mix. This increase was driven by the growth of our Retail segment and the acquisition of Joybird, which have a higher level of SG&A expense as a percentage of sales than our Upholstery and Casegoods reportable segments.

    •
    Incentive compensation costs as a percentage of sales were 80 basis points higher during fiscal 2019 primarily due to our improved consolidated financial performance against our incentive-based targets during fiscal 2019.

    •
    Fiscal 2019 includes purchase accounting charges related to our acquisitions that were 20 basis points higher in fiscal 2019 than in fiscal 2018.

    •
    Partly offsetting these items was a benefit from favorable absorption of fixed SG&A costs on the higher sales dollars in fiscal 2019.

      •
      During the third quarter of fiscal 2019 we enacted changes to our employee vacation policies and reduced our salary vacation liability. This change provided a one-time 20 basis point benefit to SG&A expense.

      •
      SG&A expense was lower by 30 basis points in fiscal year 2019, due to a charge for a legal settlement in fiscal 2018.

  •
  Selling, general, and administrative ("SG&A") expense as a percentage of sales decreased 20 basis points during fiscal 2018 compared with fiscal 2017.

    •
    SG&A expense as a percentage of sales was 40 basis points lower in fiscal 2018, primarily due to lower incentive compensation expense due to our consolidated financial performance being lower when compared against our incentive-based targets in fiscal 2018 than the prior year.

    •
    We benefited from favorable absorption of fixed SG&A costs on the higher sales dollars and a reduction in discretionary SG&A spending in fiscal 2018.

    •
    Partially offsetting these items was a charge for a legal settlement of a civil dispute, which increased SG&A expense as a percentage of sales by 30 basis points in fiscal 2018 compared with fiscal 2017. With the settlement, which resolved all of our past and future obligations at issue in the litigation, we recognized an additional charge of $4.1 million in the third quarter of fiscal 2018.

    •
    Additionally, SG&A expense as a percentage of sales increased 30 basis points in fiscal 2018, compared with the prior year, due to the growth of our Retail segment, which has a higher level of SG&A expense as a percentage of sales than our wholesale segments.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.

Upholstery Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(FY19 vs FY18) % Change	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change
Sales	$1,268,242	$1,227,363	3.3%	$1,191,443	3.0%
Operating income	127,906	130,349	(1.9)%	148,996	(12.5)%
Operating margin	10.1%	10.6%		12.5%

Sales

Our Upholstery segment's sales increased $40.9 million in fiscal 2019 compared with fiscal 2018, following an increase of $35.9 million in fiscal 2018 compared with fiscal 2017.

  •
  The fiscal 2019 sales increase was primarily due to the following:

    •
    Changes in our product mix drove a 1.9% increase in sales. Our product mix shifted to more power units which have a higher average selling price than units without power, and primarily resulted from increased sales of our duo® product.

    •
    Price increases in response to inflationary pressure on raw materials resulted in a 1.3% increase in sales, and higher tariff surcharges on Chinese imported parts increased sales by 1.2%.

    •
    These increases were somewhat offset by lower overall unit volume, which resulted in a 1.4% decrease in sales. Volume was flat to the prior year for the first three quarters and only started to decline around the beginning of our fourth quarter, which was in line with the rest of the furniture industry which saw negative growth in the first calendar quarter of 2019 for the first time since the 2008 recession.

  •
  The fiscal 2018 sales increase was primarily due to the following:

    •
    The acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland added sales of $18.9 million.

    •
    Changes in our product mix resulted in a 2.0% increase in sales. Our product mix shifted from non-powered fabric units to more leather units with power that have a higher average selling price.

    •
    Higher selling prices resulted in a 0.7% increase in sales. We raised our selling price in response to inflationary pressures on our raw materials.

    •
    These increases were somewhat offset by lower overall unit volume, which resulted in a 2.5% decrease in sales.

Operating Margin

Our Upholstery segment's operating margin decreased 50 basis points in fiscal 2019 compared with fiscal 2018, following a decrease of 190 basis points in fiscal 2018 compared with the prior year.

  •
  Gross margin decreased 60 basis points during fiscal 2019 compared with fiscal 2018.

    •
    We experienced inflationary pressures in our supply chain which decreased the segment's gross margin by 90 basis points.

    •
    A shift in product mix resulted in a 70 basis point reduction in the segment's gross margin. The shift in our product mix to more units with power, especially our duo® product, drives higher gross profit dollars per unit but results in a lower gross margin as a percentage of sales than units without power.

    •
    Partially offsetting these items were selling price increases, which provided a 90 basis point benefit.

    •
    Raw material prices increased during the first half of the fiscal year, but then retracted in the back half of the year. For the full fiscal year 2019, changes in raw material prices were flat compared with the prior year.

  •
  Gross margin decreased 160 basis points during fiscal 2018 compared with fiscal 2017.

    •
    Increased prices, primarily for our three core raw material components of steel, polyurethane foam and wood, decreased the segment's gross margin by 80 basis points. The inflationary pressure we experienced from these raw materials was higher than we expected, and during fiscal 2018 we implemented sales price increases to offset the negative impact on our margins.

    •
    Lower absorption of fixed costs in our manufacturing facilities, driven primarily by a decline in production volume, decreased the segment's gross margin by 70 basis points.

    •
    The benefit of a legal settlement during fiscal 2017 negatively impacted the comparison of the segment's gross margin by 20 basis points.

  •
  SG&A expense as a percentage of sales was relatively flat during fiscal 2019 compared with fiscal 2018.

    •
    SG&A expense included a 30 basis point improvement due to a charge for a legal settlement recorded in fiscal 2018.

    •
    We benefited from favorable absorption of fixed SG&A costs on the higher sales dollars in fiscal 2019.

    •
    This was offset by 60 basis points of higher incentive compensation expense in fiscal 2019 due to the segment's improved financial performance against incentive-based targets in fiscal 2019.

  •
  SG&A expense as a percentage of sales increased 30 basis points during fiscal 2018 compared with fiscal 2017.

      •
      A charge for a legal settlement of a civil dispute increased SG&A expense as a percentage of sales by 30 basis points. With the settlement, which resolved all of our past and future obligations at issue in the litigation, we recognized an additional charge of $4.1 million in the third quarter of fiscal 2018.

Casegoods Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(FY19 vs FY18) % Change	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change
Sales	$114,473	$111,393	2.8%	$100,228	11.1%
Operating income	12,589	11,641	8.1%	8,623	35.0%
Operating margin	11.0%	10.5%		8.6%

Sales

Our Casegoods segment's sales increased $3.1 million in fiscal 2019 compared with fiscal 2018, following an increase of $11.2 million in fiscal 2018 compared with fiscal 2017.

  •
  The sales increases in fiscal 2019 and 2018 were primarily due to higher volume we achieved through improved product styling, expanding our floor space with existing retailers, and a reliable in-stock position.

Operating Margin

Our Casegoods segment's operating margin increased 50 basis points in fiscal 2019 compared with the prior year, following an increase of 190 basis points in fiscal 2018 compared with the prior year.

  •
  Gross margin increased 30 basis points during fiscal 2019 compared with fiscal 2018, following an increase of 20 basis points during fiscal 2018 compared with fiscal 2017.

    •
    During fiscal 2019 and 2018, gross margin increased compared with each respective prior year due to increased volume and a shift in our product mix to newer, higher-margin collections. In fiscal 2018, this benefit was slightly offset by higher freight expense on imported product versus the prior year.

  •
  SG&A expense as a percentage of sales decreased 20 basis points during fiscal 2019 compared with fiscal 2018, following a decrease of 170 basis points during fiscal 2018 compared with fiscal 2017.

    •
    During fiscal 2019, the decreased SG&A expense was primarily due to changes to our employee vacation policies, which provided a one-time benefit of 20 basis points.

    •
    During fiscal 2018, the decreased SG&A expense was due to improved absorption of fixed SG&A costs on the higher sales volume, and a reduction in discretionary spending.

Retail Segment

(Amounts in thousands, except percentages)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(FY19 vs FY18) % Change	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change
Sales	$570,201	$474,613	20.1%	$443,238	7.1%
Operating income	37,922	20,709	83.1%	19,205	7.8%
Operating margin	6.7%	4.4%		4.3%

Sales

Our Retail segment's sales increased $95.6 million in fiscal 2019 compared with fiscal 2018, following an increase of $31.4 million in fiscal 2018 compared with fiscal 2017.

  •
  The sales increase in fiscal 2019 included $67.0 million in sales from acquired stores. In fiscal 2019, delivered same-store sales increased $26.0 million or 5.7%, primarily driven by improved execution at the store level. The remainder of the change in sales during fiscal 2019 was due to the impact of new and closed stores.

  •
  The sales increase in fiscal 2018 was a result of $20.4 million from acquired stores and $14.7 million from new stores that were not open in the prior-year period. Partially offsetting these items was $3.7 million lower delivered same-store sales, a decline of 1.0%. The decrease was primarily driven by lower store traffic, the impact of which was somewhat offset by an increase in average ticket that resulted from increased design services and custom orders.

Operating Margin

Our Retail segment's operating margin increased 230 basis points in fiscal 2019 compared with the prior year, following an increase of 10 basis points in fiscal 2018 compared with the prior year.

  •
  Gross margin increased 30 basis points during fiscal 2019 compared with fiscal 2018, following a decrease of 20 basis points in fiscal 2018 compared with fiscal 2017.

    •
    During fiscal 2019, the improvement in gross margin was primarily due to increased design services and custom sales. Additionally, gross margin improved due to the benefit of acquired stores, which have gross margins that are slightly higher than our average store. These benefits more than offset the impact of purchase accounting charges resulting from the acquisitions during the year.

    •
    During fiscal 2018, gross margin decreased slightly due to higher promotional activity as we executed a variety of strategies to drive traffic to our stores and convert that traffic into sales.

  •
  SG&A expense as a percentage of sales decreased 200 basis points during fiscal 2019 compared with fiscal 2018, following a decrease of 30 basis points in fiscal 2018 compared with fiscal 2017.

    •
    During fiscal 2019, SG&A expenses as a percentage of sales decreased due to better leverage of fixed costs (primarily occupancy and administrative costs) on increased same-store delivered sales and the benefit of our acquired stores which operate with lower SG&A expense as a percentage of sales compared with our existing stores.

    •
    During fiscal 2018, SG&A expenses as a percentage of sales was lower than the prior year due to reducing our discretionary SG&A spending to better align with sales volume.

Corporate and Other

(Amounts in thousands, except percentages)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(FY19 vs FY18) % Change	(52 weeks) 4/29/2017	(FY18 vs FY17) % Change
Sales:
Corporate and Other	$74,012	$12,739	481.0%	$9,161	39.1%
Eliminations	(281,527)	(242,161)	(16.3)%	(224,010)	(8.1)%
Operating loss:
Corporate and Other	(48,743)	(33,330)	(46.2)%	(43,482)	23.3%

Sales

Sales increased in fiscal 2019 compared with fiscal 2018 primarily due to the acquisition of Joybird, which contributed $59.1 million in sales. Sales in fiscal 2018 increased compared with the prior year due to an increase in intercompany commission revenue charged to our reportable segments by our global trading company in Hong Kong.

Eliminations increased in fiscal 2019 and fiscal 2018 compared with each respective prior year due to higher sales from our Upholstery and Casegoods segments to our Retail segment, mainly because of the increased sales in the Retail segment and the impact of acquired stores.

Operating Loss

Our Corporate and Other operating loss was $15.4 million higher in fiscal 2019 compared with fiscal 2018.

  •
  Incentive compensation costs were higher in fiscal 2019 compared with fiscal 2018, primarily due to improved consolidated financial performance against incentive-based targets during fiscal 2019.

  •
  Fiscal 2019 includes the operating loss and purchase accounting adjustments related to the Joybird acquisition.

  •
  Additionally, in fiscal 2018, we recognized a $1.8 million insurance gain related to a fire in our England subsidiary's corporate office building.

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

  •
  Lastly, we recorded a $1.8 million insurance gain during fiscal 2018 following a fire in our England subsidiary's corporate office building. We recognized a gain because the insurance proceeds exceeded the building's net book value on the date of the fire.

Interest Expense

Interest expense was $1.0 million higher in fiscal 2019 compared with fiscal 2018, following a decrease of $0.5 million in fiscal 2018 compared with fiscal 2017. The increase in interest expense in fiscal 2019 was primarily due to higher average short-term borrowings during the year. A short-term draw of $35 million on our credit line was taken in the second quarter of fiscal 2019 and repaid by the end of fiscal 2019, and was used to help fund our acquisitions during the year. Additionally, fiscal 2019 included $0.6 million for fair value adjustments of future guaranteed payments related to the Joybird acquisition.

Pension Termination Charge

During the fourth quarter of fiscal 2019, we terminated our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit. In connection with the plan termination, we settled all future obligations under the plan through a combination of lump-sum payments to eligible participants who elected to receive them, and transferred any remaining benefit obligations under the plan to a highly rated insurance company. We recognized a non-cash pre-tax charge of $32.7 million in our consolidated statement of income associated with the plan termination during the fourth quarter of fiscal 2019.

Other Expense

Other expense was $0.6 million higher in fiscal 2019 compared with fiscal 2018 and $0.9 million lower in fiscal 2018 compared with fiscal 2017, due to a $2.2 million gain on investments recorded in fiscal

2018 when our available-for-sale convertible debt security converted to preferred shares of a privately-held company. Additionally, fiscal year 2018 had higher foreign currency exchange rate losses when compared to both fiscal 2017 and fiscal 2019.

Income Taxes

Our effective tax rate was 26.4% for fiscal 2019, 36.7% for fiscal 2018, and 33.5% for fiscal 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income, and new limitations on certain business deductions began applying to us in fiscal 2019. As the Company is a fiscal year taxpayer, the lower corporate income tax rate of 21% was phased in, resulting in a blended federal rate of 30.4% for fiscal 2018. The federal rate is 21% for fiscal 2019.

In December of 2017, the SEC staff issued guidance which provides that companies that have not completed their accounting for the effects of the Tax Act but can determine a reasonable estimate of those effects should include a provisional amount based on their reasonable estimate in their financial statements. The guidance also allows companies to adjust the provisional amounts during a one-year measurement period which is similar to the measurement period used when accounting for business combinations. In fiscal 2019, the Company finalized the provisional estimates of $0.2 million recorded in fiscal 2018, with no material change.

Impacting our effective tax rate for fiscal 2019 was a net tax expense of $1.2 million primarily from the tax effect of the defined benefit pension plan termination of $2.6 million and a net tax benefit of $1.4 million primarily from excess tax benefits from shared-based payments. Absent discrete adjustments, the effective tax rate in fiscal 2019 would have been 25.1%.

Impacting our effective tax rate for fiscal 2018 was a charge of $5.5 million, reflecting the net effect of the Tax Act. This included a $10.0 million charge for the provisional re-measurement of certain deferred taxes and related amounts, $0.2 million of income tax expense for the effects of the transition tax, and a benefit of $4.7 million primarily related to the lower blended federal tax rate. In addition to the above items related to the Tax Act, was a net tax benefit primarily of $2.4 million from research and development credits related to amended prior-year tax returns and the release of valuation allowances relating to certain U.S. state deferred tax assets and state income tax credits. Absent discrete adjustments, the effective tax rate in fiscal 2018 would have been 30.6%.

Impacting our effective tax rate for fiscal 2017 was a net tax benefit of $1.4 million primarily from the release of valuation allowances relating to certain U.S. state deferred tax assets and state income tax credits. Absent discrete adjustments, the effective tax rate in fiscal 2017 would have been 34.6%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash, cash equivalents and restricted cash of $131.8 million at April 27, 2019, compared with $136.9 million at April 28, 2018. In addition, we had investments to enhance our returns on cash of $31.5 million at April 27, 2019, compared with $34.4 million at April 28, 2018.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At April 27, 2019, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.

Capital expenditures for fiscal 2019 were $48.4 million compared with $36.3 million for fiscal 2018. Capital expenditures were higher in fiscal 2019, primarily due to construction of our new Innovation Center, upgrades to our upholstery manufacturing plant in Dayton, Tennessee, expansion of our England subsidiary plant, and construction of a new corporate office building for our England subsidiary. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $50 to $60 million for fiscal 2020, reflecting plant upgrades to our upholstery manufacturing facilities in Dayton, Tennessee and Neosho, Missouri, as well as improvements to several of our retail stores.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

We believe our cash flows from operations, present cash, cash equivalents and restricted cash balance of $131.8 million, short and long-term investments to enhance returns on cash of $31.5 million, and current excess availability under our credit facility of $148.1 million, will be sufficient to fund our business needs, including fiscal 2020 contractual obligations of $170.9 million as presented in our contractual obligations table. Included in our cash, cash equivalents and restricted cash at April 27, 2019, is $44.3 million held by foreign subsidiaries for which we have determined the amounts to be permanently reinvested.

The following table illustrates the main components of our cash flows:

	Year Ended
(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$150,745	$115,750	$147,990
Net cash used for investing activities	(122,567)	(55,224)	(65,230)
Net cash used for financing activities	(32,787)	(76,255)	(53,414)
Exchange rate changes	(475)	1,741	178

Change in cash, cash equivalents and restricted cash	$(5,084)	$(13,988)	$29,524

Operating Activities

During fiscal 2019, net cash provided by operating activities was $150.7 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2019 as well as a $12.9 million increase in payroll and other compensation due to higher accrued incentive compensation costs that will be paid in the first quarter of fiscal 2020.

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

Investing Activities

During fiscal 2019, net cash used for investing activities was $122.6 million, primarily due to $76.5 million used for acquisitions and $48.4 million used for capital expenditures. Our cash used for acquisitions during the period included the acquisition of the assets of two independent operators of La-Z-Boy Furniture Galleries® stores, one that operated nine stores and two warehouses in Arizona and one that operated one store in Massachusetts, as well as the acquisition of Joybird, an e-commerce retailer and manufacturer of upholstered furniture. Our capital expenditures during the year primarily related to spending on manufacturing machinery and equipment, construction of our new Innovation Center, upgrades to our Dayton, Tennessee Upholstery manufacturing facility, expansion of our England subsidiary's plant and construction of their new corporate office building, and relocation of one of our regional distribution centers.

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

Financing Activities

During fiscal 2019, net cash used for financing activities was $32.8 million, including $23.0 million used to purchase our common stock pursuant to our share repurchase authorization and $23.5 million paid to our shareholders in quarterly dividends. This was partly offset by $13.9 million in cash received upon exercise of employee stock awards, net of shares withheld for taxes.

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

Our board of directors has authorized the purchase of company stock. As of April 27, 2019, 5.9 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We purchased 0.8 million shares during fiscal 2019 for a total of $23.0 million. We expect to continue to be opportunistic in purchasing company stock with the cash flows we anticipate generating in fiscal 2020.

Other

The following table summarizes our contractual obligations of the types specified as of April 27, 2019:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Capital lease obligations	$199	$180	$19	$—	$—
Operating lease obligations	392,220	76,508	130,307	82,623	102,782
Purchase obligations*	87,341	87,341	—	—	—
Contingent consideration	7,900	—	3,300	4,600	—
Future guaranteed payments	26,300	5,100	11,200	10,000	—
Legal liability	2,333	1,750	583	—	—

Total contractual obligations	$516,293	$170,879	$145,409	$97,223	$102,782

*  We have purchase order commitments of $87.3 million related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.

Our consolidated balance sheet at the end of fiscal 2019 reflected a $1.0 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. We will either pay or release the liability for uncertain income tax positions as tax audits are completed or settled, statutes of limitation expire or other new information becomes available.

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

Revenue Recognition and Related Allowances

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We generate revenues primarily by manufacturing/importing and delivering upholstery and casegoods (wood) furniture products to independent furniture retailers, independently-owned La-Z-Boy Furniture Galleries® stores or the end consumer. Each unit of furniture is a separate performance obligation, and we satisfy our performance obligation when control of our product is passed to our customer, which is the point in time that our customers are able to direct the use of and obtain substantially all of the remaining economic benefit of the goods or services.

The majority of our wholesale shipping agreements are freight-on-board shipping point and risk of loss transfers to our customer once the product is out of our control. Accordingly, revenue is recognized for product shipments on third-party carriers at the point in time that our product is loaded onto the third-party container or truck and that container or truck leaves our facility. For our imported products, we recognize revenue at the point in time that legal ownership is transferred, which may not occur until after the goods have passed through U.S. Customs. In all cases, this revenue includes amounts we bill to customers for freight charges, because we have elected to treat shipping activities that occur after the customer has obtained control of our product as a fulfillment cost rather than an additional promised service. Because of this election, we recognize revenue for shipping when control of our product passes to our customer, and the shipping costs are accrued when the freight revenue is recognized. Revenue for product shipments on company-owned trucks is recognized for the product and freight at the point in time that our product is delivered to our customer's location.

We recognize revenue for retail sales and online sales to the end consumer through our company-owned retail stores, www.la-z-boy.com or www.joybird.com once the end consumer has taken control of the furniture, at which point legal title has passed to them. This takes place when the product is delivered to the end consumer's home. Home delivery is not a promised service to our customer, and is not a separate performance obligation, because home delivery is a fulfillment activity as the costs are incurred as part of transferring our product to the end consumer. At the time the end consumer places an order through our company-owned retail stores or www.la-z-boy.com, we collect a deposit on a portion of the total merchandise price. We record this as a customer deposit, which is included in our accrued expenses and other current liabilities on our consolidated balance sheet. The balance of the order is paid in full prior to delivery of the product. Once the order is taken through our company-owned retail stores or www.la-z-boy.com we recognize a contract asset for the full order amount and a corresponding deferred revenue liability for the difference between the total order and the deposit collected. The contract asset is included in our other current assets on our consolidated balance sheet and the deferred revenue is included in our accrued expenses and other current liabilities on our consolidated balance sheet. At the time the end consumer places an order through www.joybird.com, we collect the entire amount owed and record this as a customer deposit. Because the entire amount owed is collected at the time of the order, there is no contract asset recorded for Joybird sales.

At the time we recognize revenue, we make provisions for estimated refunds, product returns, and warranties, as well as other incentives that we may offer to customers. When estimating our incentives we utilize either the expected value method or the most likely amount to determine the amount of variable consideration. We use either method depending on which method will provide the best estimate of the variable consideration, and we only include variable consideration when it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Incentives offered to customers include cash discounts, rebates, advertising agreements and other sales incentive programs. Our sales incentives, including cash discounts and rebates, are recorded as a reduction to revenues. Service allowances are for a distinct good or service received from our customer and are recorded as a component of selling, general and administrative expense in our consolidated statement of income, and are not recorded as a reduction of revenue and are not considered variable consideration. We use substantial judgment based on the type of variable consideration or service allowance, historical experience and expected sales volume when estimating these provisions. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our warranties and service allowances are recognized as expense when our products are sold.

All orders are fulfilled within one year of order date, therefore we do not have any unfulfilled performance obligations. Additionally, we elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component because at contract inception we expect the period between when we transfer our product to our customer and when the customer pays for the product to be one year or less.

Trade accounts receivable arise from the sale of products on trade credit terms. On a quarterly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write off. It is our policy to write off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from dealers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable.

Our allowances for credit losses reflect our best estimate of probable losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, historic experience, and other currently available evidence.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that we may not be able to recover the carrying amount of an asset or asset group. Using either quoted market prices or an analysis of undiscounted projected future cash flows by asset groups, we determine whether there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating segments in our Upholstery reportable segment, our Casegoods segment, each of our retail stores, our Joybird® business and other corporate assets.

Intangible Assets and Goodwill

We test intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name, and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores we have acquired. We have amortizable intangible assets related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which are primarily comprised of acquired customer relationships. We also have an amortizable trade name related to the Joybird® acquisition. We establish the fair value of our trade names and reacquired rights based upon the relief from royalty method. We establish the fair value of our other amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and also using the relief from royalty method.

Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores and the La-Z-Boy wholesale business in the United Kingdom and Ireland, and the acquisition of Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland and the acquisition of Joybird is those respective businesses. We establish the fair value for the reporting unit based on the discounted cash flows to determine if the fair value of our goodwill exceeds its carrying value.

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

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included in this Form 10-K for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

While we had no variable rate borrowings at April 27, 2019, we could be exposed to market risk from changes in interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2020.

We are exposed to market risk from changes in the value of foreign currencies primarily related to our plants in Mexico, our wholesale and retail businesses in Canada, our wholesale business in the United Kingdom, and our majority-owned joint ventures in Thailand. In Mexico, we pay wages and other local expenses in Mexican Pesos. In our Canada wholesale business we pay wages and other local expenses in Canadian Dollars. We recognize sales and pay wages and other local expenses related to our wholesale business in the United Kingdom in Great British Pounds, and our Canadian retail business in Canadian Dollars. In Thailand, we pay wages and other local expenses in the Thai Baht. Nonetheless, gains and losses resulting from market changes in the value of foreign currencies have not had and are not currently expected to have a material effect on our consolidated results of operations. A decrease in the value of foreign currencies in relation to the U.S. Dollar could impact the profitability of some of our vendors and translate into higher prices from our suppliers, but we believe that, in that event, our competitors would experience a similar impact.

We are exposed to market risk with respect to commodity and transportation costs, principally related to commodities we use in producing our products, including steel, wood and polyurethane foam, in addition to transportation costs for delivering our products. As commodity prices and transportation costs rise, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

We are exposed to market risk with respect to duties and tariffs assessed on raw materials, component parts, and finished goods we import into countries where we operate. Additionally, we are exposed to duties and tariffs on our finished goods that we export from our assembly plants to other countries. As these tariffs and duties increase, we determine whether a price increase to our customers to offset these costs is warranted. To the extent that an increase in these costs would have a material impact on our results of operations, we believe that our competitors would experience a similar impact.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 27, 2019. SEC guidance permits companies to exclude certain acquisitions from the assessment of internal control over financial reporting during the first year following the acquisition. Accordingly, management has excluded Stitch Industries, Inc. ("Joybird") and the business comprising the assets acquired from EBCO, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona, from its assessment of internal control over financial reporting as of April 27, 2019, because these businesses were acquired by the Company in purchase business combinations completed during our fiscal second quarter ended October 27, 2018. The financial results of Joybird and the business comprising the assets acquired from EBCO, Inc. constitute approximately 3% and 3% of consolidated net sales, respectively, and approximately 2% and 1% of consolidated total assets, respectively, as of and for the fiscal year ended April 27, 2019. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 27, 2019, as stated in its report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of La-Z-Boy Incorporated and its subsidiaries (the "Company") as of April 27, 2019 and April 28, 2018, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended April 27, 2019, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) of this Form 10-K (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 27, 2019 and April 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 27, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 27, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in fiscal 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Stitch Industries, Inc. ("Joybird") and the business comprising the assets acquired from EBCO, Inc. from its assessment of internal control over financial reporting as of April 27, 2019 because they were acquired by the Company in purchase business combinations during the fiscal second quarter ended October 27, 2018. We have also excluded Joybird and the business comprising the assets acquired from EBCO, Inc. from our audit of internal control over financial reporting. Joybird and the business comprising the assets acquired from EBCO, Inc. are wholly-owned subsidiaries whose total assets and total net sales excluded from management's assessment and our audit of internal control over financial reporting represent approximately 2% and 1% of total assets, respectively and approximately 3% and 3% of total net sales, respectively, of the related consolidated financial statement amounts as of and for the year ended April 27, 2019.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
June 18, 2019

We have served as the Company's auditor since 1968.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
(Amounts in thousands, except per share data)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Sales	$1,745,401	$1,583,947	$1,520,060
Cost of sales	1,042,831	961,200	910,757

Gross profit	702,570	622,747	609,303
Selling, general and administrative expense	572,896	493,378	475,961

Operating income	129,674	129,369	133,342
Interest expense	(1,542)	(538)	(1,073)
Interest income	2,103	1,709	981
Pension termination charge	(32,671)	—	—
Other expense	(2,237)	(1,650)	(2,510)

Income before income taxes	95,327	128,890	130,740
Income tax expense	25,186	47,295	43,756

Net income	70,141	81,595	86,984
Net income attributable to noncontrolling interests	(1,567)	(729)	(1,062)

Net income attributable to La-Z-Boy Incorporated	$68,574	$80,866	$85,922

Basic weighted average common shares	46,828	47,621	48,963
Basic net income attributable to La-Z-Boy Incorporated per share	$1.46	$1.69	$1.75
Diluted weighted average common shares	47,333	48,135	49,470
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.44	$1.67	$1.73

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Net income	$70,141	$81,595	$86,984
Other comprehensive income (loss)
Currency translation adjustment	(2,472)	4,435	(428)
Change in fair value of cash flow hedges, net of tax	(67)	80	360
Net unrealized gains (losses) on marketable securities, net of tax	267	(376)	694
Pension termination, net of tax	23,807	—	—
Net pension amortization and actuarial gain, net of tax	1,705	4,665	545

Total other comprehensive income	23,240	8,804	1,171

Total comprehensive income before noncontrolling interests	93,381	90,399	88,155
Comprehensive income attributable to noncontrolling interests	(1,433)	(1,849)	(1,116)

Comprehensive income attributable to La-Z-Boy Incorporated	$91,948	$88,550	$87,039

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/27/2019	4/28/2018
Current assets
Cash and equivalents	$129,819	$134,515
Restricted cash	1,968	2,356
Receivables, net of allowance of $2,180 at 4/27/19 and $1,956 at 4/28/18	143,288	154,055
Inventories, net	196,899	184,841
Other current assets	69,144	42,451

Total current assets	541,118	518,218
Property, plant and equipment, net	200,523	180,882
Goodwill	185,867	75,254
Other intangible assets, net	29,907	18,190
Deferred income taxes—long-term	20,670	21,265
Other long-term assets, net	81,705	79,158

Total assets	$1,059,790	$892,967

Current liabilities
Current portion of long-term debt	$180	$223
Accounts payable	65,365	62,403
Accrued expenses and other current liabilities	173,091	118,721

Total current liabilities	238,636	181,347
Long-term debt	19	199
Other long-term liabilities	124,159	86,205
Contingencies and commitments
Shareholders' equity
Preferred shares—5,000 authorized; none issued	—	—
Common shares, $1 par value—150,000 authorized; 46,955 outstanding at 4/27/19 and 46,788 outstanding at 4/28/18	46,955	46,788
Capital in excess of par value	313,168	298,948
Retained earnings	325,847	291,644
Accumulated other comprehensive loss	(3,462)	(25,199)

Total La-Z-Boy Incorporated shareholders' equity	682,508	612,181
Noncontrolling interests	14,468	13,035

Total equity	696,976	625,216

Total liabilities and equity	$1,059,790	$892,967

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Cash flows from operating activities
Net income	$70,141	$81,595	$86,984
Adjustments to reconcile net income to cash provided by operating activities
Gain on disposal of assets	(325)	(2,108)	(224)
Gain on conversion of investment	—	(2,204)	—
Gain on sale of investments	(656)	(770)	(471)
Change in deferred taxes	(1,668)	17,261	569
Change in provision for doubtful accounts	502	276	(291)
Depreciation and amortization	31,147	31,767	29,131
Stock-based compensation expense	10,981	9,474	8,864
Pension termination charge	32,671	—	—
Pension plan contributions	(7,000)	(2,000)	(2,300)
Change in receivables	7,195	(2,801)	(7,850)
Change in inventories	3,135	(8,009)	12,517
Change in other assets	(7,737)	(3,245)	(1,211)
Change in accounts payable	(2,388)	6,602	4,541
Change in other liabilities	14,747	(10,088)	17,731

Net cash provided by operating activities	150,745	115,750	147,990
Cash flows from investing activities
Proceeds from disposals of assets	1,941	1,440	761
Proceeds from property insurance	184	2,087	—
Capital expenditures	(48,433)	(36,337)	(20,304)
Purchases of investments	(20,698)	(28,593)	(29,763)
Proceeds from sales of investments	20,944	22,674	19,954
Acquisitions, net of cash acquired	(76,505)	(16,495)	(35,878)

Net cash used for investing activities	(122,567)	(55,224)	(65,230)
Cash flows from financing activities
Payments on debt	(223)	(262)	(288)
Payments for debt issuance costs	—	(231)	—
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	13,901	2,977	1,749
Excess tax benefit on stock option exercises	—	—	1,737
Purchases of common stock	(22,957)	(56,730)	(35,957)
Dividends paid	(23,508)	(22,009)	(20,655)

Net cash used for financing activities	(32,787)	(76,255)	(53,414)
Effect of exchange rate changes on cash and equivalents	(475)	1,741	178

Change in cash, cash equivalents and restricted cash	(5,084)	(13,988)	29,524
Cash, cash equivalents and restricted cash at beginning of period	136,871	150,859	121,335

Cash, cash equivalents and restricted cash at end of period	$131,787	$136,871	$150,859

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$3,250	$5,667	$1,795

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total
At April 30, 2016	$49,331	$279,339	$252,472	$(34,000)	$10,070	$557,212
Net income			85,922		1,062	86,984
Other comprehensive income				1,117	54	1,171
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	504	2,992	(1,747)			1,749
Purchases of 1,363 shares of common stock	(1,363)	(3,300)	(31,294)			(35,957)
Stock option and restricted stock expense		8,864				8,864
Tax benefit from exercise of options		1,737				1,737
Dividends paid			(20,655)			(20,655)

At April 29, 2017	48,472	289,632	284,698	(32,883)	11,186	601,105
Net income			80,866		729	81,595
Other comprehensive income				7,684	1,120	8,804
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,046	(1,380)			2,977
Purchases of 1,995 shares of common stock	(1,995)	(4,204)	(50,531)			(56,730)
Stock option and restricted stock expense		9,474				9,474
Dividends paid			(22,009)			(22,009)

At April 28, 2018	46,788	298,948	291,644	(25,199)	13,035	625,216
Net income			68,574		1,567	70,141
Other comprehensive income				23,374	(134)	23,240
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	919	15,200	(2,218)			13,901
Purchases of 752 shares of common stock	(752)	(11,961)	(10,244)			(22,957)
Stock option and restricted stock expense		10,981				10,981
Cumulative effect adjustment for investments, net of tax			1,637	(1,637)		—
Dividends paid			(23,508)			(23,508)
Dividends declared not paid			(38)			(38)

At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Accounting Policies

The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," or the "Company") consolidated financial statements. Our 2019, 2018 and 2017 fiscal years included 52 weeks.

Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales.

At April 27, 2019, we owned preferred shares of two privately-held companies, and a warrant to purchase common shares of one of the companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

Use of Estimates

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts or disclosures of assets, liabilities (including contingent liabilities), sales, and expenses at the date of the financial statements. Actual results could differ from those estimates.

Cash and Equivalents

For purposes of the consolidated balance sheet and statement of cash flows, we consider all highly liquid debt instruments purchased with initial maturities of three months or less to be cash equivalents.

Restricted Cash

We have cash on deposit with a bank as collateral for certain letters of credit.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 62% and 64% of our inventories at April 27, 2019, and April 28, 2018, respectively. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The LIFO method of accounting is used for our La-Z-Boy U.S. wholesale business inventory and the imported finished goods inventory owned by our Casegoods segment, while the FIFO method is used for the remainder of our inventory.

Property, Plant and Equipment

Items capitalized, including significant betterments to existing facilities, are recorded at cost. Capitalized computer software costs include internal and external costs incurred during the software's development stage. Internal costs relate primarily to employee activities for coding and testing the software under development. Computer software costs are depreciated over three to ten years. All

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

maintenance and repair costs are expensed when incurred. Depreciation is computed principally using straight-line methods over the estimated useful lives of the assets.

Disposal and Impairment of Long-Lived Assets

Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of selling, general and administrative expenses.

We review the carrying value of our long-lived assets for impairment annually or whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating segments in our Upholstery reportable segment, our Casegoods segment, each of our retail stores, our Joybird operating segment, and other corporate assets.

Indefinite-Lived Intangible Assets and Goodwill

We test indefinite-lived intangibles and goodwill for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value might be impaired. Indefinite-lived intangible assets include our American Drew trade name and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores we have acquired. The reacquired right to own and operate La-Z-Boy Furniture Galleries® stores are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. A Retailer Agreement remains in effect as long as the independent retailer is not in default under the terms of the agreement. We establish the fair value of our indefinite-lived trade names and reacquired rights based upon the relief from royalty method.

Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores, the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, and the acquisition of Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. We have four geographic regions which are considered components of our Retail operating segment. These four geographic regions are aggregated into one reporting unit for goodwill because they are economically similar, they operate in a consistent manner across the regions, and each store supports and benefits from common research and development projects. Additionally, the goodwill is recoverable from each of the geographic regions working in concert because we can change the composition of the regions to strategically rebalance management and distribution capacity as needed. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland and the acquisition of Joybird is each respective business. The estimated fair value of the reporting units is determined based upon the income approach using discounted future cash flows. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall.

Amortizable Intangible Assets

We test amortizable intangible assets for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the assets might be impaired. We have amortizable intangible assets related to the acquisition of the La-Z-Boy wholesale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

business in the United Kingdom and Ireland, which primarily include acquired customer relationships. These intangible assets will be amortized on a straight-line basis over their useful lives, which do not exceed 15 years. We also have an amortizable intangible asset for the Joybird® trade name, which will be amortized on a straight-line basis over its useful life of eight years. All intangible amortization expense is recorded as a component of selling, general, and administrative expense. We established the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and also using the relief from royalty method.

Investments

Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss). Equity securities are recorded at fair value with unrealized gains and losses recorded in other expense, net. Realized gains and losses for all investments and charges for other-than-temporary impairments of debt securities are included in determining net income, with related purchase costs based on the first-in, first-out method. We evaluate our available-for-sale debt investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment's fair value has been below our cost basis, the issuer's financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

Life Insurance

Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other long-term assets on our consolidated balance sheet and are used to fund our executive deferred compensation plan and performance compensation retirement plan. The change in cash surrender or contract value is recorded as income or expense during each period.

Customer Deposits

We collect a deposit on a portion of the total merchandise price at the time a customer order is placed in one of our company-owned Retail stores, and through our website, www.la-z-boy.com. We record this as a customer deposit, which is included in our accrued expenses and other current liabilities on our consolidated balance sheet. The balance of the order is paid in full prior to delivery of the product. At the time the end consumer places an order through www.joybird.com, we collect the entire amount owed and record this as a customer deposit. Because the entire amount owed is collected at the time of the order, there is no contract asset recorded for Joybird sales.

Revenue Recognition and Related Allowances

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We generate revenues primarily by manufacturing/importing and delivering upholstery and casegoods (wood) furniture products to independent furniture retailers, independently-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

owned La-Z-Boy Furniture Galleries® stores or the end consumer. Each unit of furniture is a separate performance obligation, and we satisfy our performance obligation when control of our product is passed to our customer, which is the point in time that our customers are able to direct the use of and obtain substantially all of the remaining economic benefit of the goods or services.

The majority of our wholesale shipping agreements are freight-on-board shipping point and risk of loss transfers to our customer once the product is out of our control. Accordingly, revenue is recognized for product shipments on third-party carriers at the point in time that our product is loaded onto the third-party container or truck and that container or truck leaves our facility. For our imported products, we recognize revenue at the point in time that legal ownership is transferred, which may not occur until after the goods have passed through U.S. Customs. In all cases, this revenue includes amounts we bill to customers for freight charges, because we have elected to treat shipping activities that occur after the customer has obtained control of our product as a fulfillment cost rather than an additional promised service. Because of this election, we recognize revenue for shipping when control of our product passes to our customer, and the shipping costs are accrued when the freight revenue is recognized. Revenue for product shipments on company-owned trucks is recognized for the product and freight at the point in time that our product is delivered to our customer's location.

We recognize revenue for retail sales and online sales to the end consumer through our company-owned retail stores, www.la-z-boy.com or www.joybird.com once the end consumer has taken control of the furniture, at which point legal title has passed to them. This takes place when the product is delivered to the end consumer's home. Home delivery is not a promised service to our customer, and is not a separate performance obligation, because home delivery is a fulfillment activity as the costs are incurred as part of transferring our product to the end consumer. At the time the end consumer places an order through our company-owned retail stores or www.la-z-boy.com, we collect a deposit on a portion of the total merchandise price. We record this as a customer deposit, which is included in our accrued expenses and other current liabilities on our consolidated balance sheet. The balance of the order is paid in full prior to delivery of the product. Once the order is taken through our company-owned retail stores or www.la-z-boy.com we recognize a contract asset for the full order amount and a corresponding deferred revenue liability for the difference between the total order and the deposit collected. The contract asset is included in our other current assets on our consolidated balance sheet and the deferred revenue is included in our accrued expenses and other current liabilities on our consolidated balance sheet. At the time the end consumer places an order through www.joybird.com, we collect the entire amount owed and record this as a customer deposit. Because the entire amount owed is collected at the time of the order, there is no contract asset recorded for Joybird sales.

At the time we recognize revenue, we make provisions for estimated refunds, product returns, and warranties, as well as other incentives that we may offer to customers. When estimating our incentives we utilize either the expected value method or the most likely amount to determine the amount of variable consideration. We use either method depending on which method will provide the best estimate of the variable consideration, and we only include variable consideration when it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Incentives offered to customers include cash discounts, rebates, advertising agreements and other sales incentive programs. Our sales incentives, including cash discounts and rebates, are recorded as a reduction to revenues. Service allowances are for a distinct good or service received from our customer and are recorded as a component of selling, general and administrative expense in our consolidated statement of income, and are not recorded as a reduction of revenue and are not considered variable consideration. We use

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

substantial judgment based on the type of variable consideration or service allowance, historical experience and expected sales volume when estimating these provisions. The expected costs associated with our warranties and service allowances are recognized as expense when our products are sold. For sales tax, we elected to exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows us to present revenue net of these certain types of taxes.

All orders are fulfilled within one year of order date, therefore we do not have any unfulfilled performance obligations. Additionally, we elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component because at contract inception we expect the period between when we transfer our product to our customer and when the customer pays for the product to be one year or less.

Trade accounts receivable arise from the sale of products on trade credit terms. On a quarterly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade accounts receivable for possible write off. It is our policy to write off the accounts receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from dealers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable.

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

During fiscal 2017, we recorded a benefit related to legal settlements as part of cost of sales. Gross margin benefited 20 basis points in fiscal 2017, as a result of legal settlements.

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

Pension Termination Charge

During the fourth quarter of fiscal 2019, we terminated our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit. In connection with the plan termination, we settled all future obligations under the plan through a combination of lump-sum payments to eligible participants who elected to receive them, and transferred any remaining benefit obligations under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

plan to a highly rated insurance company. We recognized a non-cash pre-tax charge of $32.7 million in our consolidated statement of income associated with the plan termination during the fourth quarter of fiscal 2019.

Other Expense, Net

Other expense, net, is made up primarily of foreign currency exchange net gain/(loss), gain/(loss) on the sale of investments, unrealized gain/(loss) on equity securities, and all components of pension costs other than service costs and the charge to terminate our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit in fiscal 2019.

Research and Development Costs

Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $9.1 million, $7.9 million, and $8.0 million for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017, respectively, and are included as a component of SG&A.

Advertising Expenses

Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $106.4 million, $88.3 million, and $82.1 million for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017, respectively.

A portion of our advertising program is a national advertising campaign. This campaign is a shared advertising program with our dealers' La-Z-Boy Furniture Galleries® stores, which reimburse us for about 30% of the cost of the program (excluding company-owned stores). Because of this shared cost arrangement, the advertising expense is reported as a component of SG&A, while the dealers' reimbursement portion is reported as a component of sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

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

Foreign Currency Translation

The functional currency of our wholesale Canadian and Mexico subsidiaries is the U.S. Dollar. Transaction gains and losses associated with translating our wholesale Canadian and Mexico subsidiaries' assets and liabilities, which are non-U.S. Dollar denominated, are recorded in other expense, net in our consolidated statement of income. The functional currency of each of our other foreign subsidiaries is its respective local currency. Assets and liabilities of those subsidiaries whose functional currency is their local currency are translated at the year-end exchange rates, and revenues and expenses are translated at average exchange rates for the period, with the corresponding translation effect included as a component of other comprehensive income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

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

Recent Accounting Pronouncements

Accounting pronouncements adopted in fiscal 2019

The accounting standards updates ("ASUs") adopted below had a significant impact on our accounting policies and/or our consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09 which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted the new standard in the first quarter of fiscal 2019 with modified retrospective application. We reviewed substantially all of our contracts and other revenue streams and determined that while the application of the new standard did not have a material change in the amount of or timing for recognizing revenue, it did have a significant impact on our financial statement disclosures related to disaggregated revenue, customer deposits, other receivables and contract liabilities, as well as the presentation of other receivables and deferred revenues (contract liabilities) on our consolidated balance sheet. For sales tax, we elected to apply the accounting policy election permitted in ASC 606-10-32-2A, which allows an entity to exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows us to present revenue net of these certain types of taxes. See Note 16 for information on revenue disclosures.

In January 2016, the FASB issued ASU 2016-01 that requires equity investments to be measured at fair value with the fair value changes to be recognized through net income. This standard does not apply to investments that are accounted for using the equity method of accounting or that result in consolidation of the invested entity. We adopted the new standard in the first quarter of fiscal 2019 and consequently reclassified $2.1 million of net unrealized gains from accumulated other comprehensive income to retained earnings as a cumulative-effect adjustment during the first quarter of fiscal 2019. We also reclassified $0.5 million of tax expense related to these investments from accumulated other comprehensive loss to retained earnings. We will recognize the tax impact for these investments in the consolidated statement of income as the unrealized gains (losses) become realized. See Note 7 for additional information on our current investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1: Accounting Policies (Continued)

The following table summarizes additional ASUs which were adopted in fiscal 2019, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description
ASU 2016-16	Income Taxes: Intra-entity transfers of assets other than inventory
ASU 2017-01	Clarifying the definition of a business
ASU 2017-04	Simplifying the test for goodwill impairment
ASU 2018-15	Intangibles—Goodwill and other—Internal-use software: Customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract

Accounting pronouncements not yet adopted

The ASUs below are expected to have a significant impact on our accounting policies and/or our consolidated financial statements and related disclosures upon adoption.

In February 2016, the FASB issued ASU 2016-02 requiring lessees to record all operating leases on their balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. We have reviewed our inventory of leases and we are in the final stage of implementing a lease accounting system and finalizing our control framework in preparation for the adoption of this standard in the first quarter of fiscal 2020. We will adopt this standard using the modified retrospective approach. The adoption will have a material impact on our consolidated balance sheet as we have a significant number of operating leases. We estimate the gross up of our balance sheet to record a right of use asset and lease liability to be in the range of approximately $300-$325 million.

The following table summarizes additional accounting pronouncements which we have not yet adopted, but we believe will not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2016-13	Financial instruments—Credit losses	Fiscal 2021
ASU 2017-12	Targeted improvements to accounting for hedging activities	Fiscal 2020
ASU 2018-02	Income Statement—Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	Fiscal 2020
ASU 2018-13	Fair value measurement—Disclosure Framework—Changes to the disclosure requirements for fair value measurements	Fiscal 2021
ASU 2018-14	Compensation—Retirement benefits—Defined benefit plans— General—Changes to the disclosure requirements for defined benefit plans	Fiscal 2022

Note 2: Acquisitions

Retail segment acquisitions

On August 15, 2018, and September 30, 2018, respectively, we acquired the assets of two independent operators of La-Z-Boy Furniture Galleries® stores: one that operated nine stores and two warehouses in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Acquisitions (Continued)

Arizona and one that operated one store in Massachusetts, for an aggregate $42.8 million, including $38.9 million of cash, $2.6 million of forgiveness of accounts receivable, and $1.3 million of guaranteed future payments. We will pay the guaranteed future payments as they are due, with the last payment being completed in the second quarter of fiscal 2022. These acquisitions are an integral part of our ongoing strategy to grow our company-owned retail business and leverage our integrated retail model where we earn a combined profit on both the wholesale and retail sides of the business.

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

We based the purchase price allocations on fair values at the dates of acquisition, and summarize them in the following table:

(Amounts in thousands)	Second quarter fiscal 2019 Retail segment acquisitions
Fair value of consideration:
Cash	$38,904
Forgiveness of accounts receivable	2,610
Guaranteed future payments	1,300

Total fair value of consideration	42,814
Amounts recognized for identifiable assets acquired and liabilities assumed:
Inventory	10,491
Other current assets	4,194
Property, plant and equipment	929
Indefinite-lived reacquired rights	6,600
Other long-term assets	183
Customer deposits	(6,515)
Other current liabilities	(5,055)

Total identifiable net assets acquired	10,827

Goodwill	$31,987

During fiscal 2018, we acquired the assets of an independent operator of one La-Z-Boy Furniture Galleries® store in Grand Rapids, Michigan for $0.6 million of cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Acquisitions (Continued)

All acquired stores were included in our Retail segment results upon acquisition.

Corporate and Other acquisitions

On July 30, 2018, we completed our acquisition of Stitch Industries, Inc. ("Joybird"), an e-commerce retailer and manufacturer of upholstered furniture, for guaranteed cash payments of $75 million, which was subject to a working capital adjustment of $2.5 million which we received during the third quarter of fiscal 2019 from amounts placed in escrow at the time of the closing of the transaction. We acquired Joybird to better position ourselves for growth in the online selling environment and increase our visibility with millennial and Gen X consumers, while simultaneously leveraging our supply chain assets.

The guaranteed payments include a closing date cash payment of $37.5 million in purchase price consideration (net of the working capital adjustment), $7.5 million in prepaid compensation, and the assumption of $5.0 million of liabilities that will be paid over the next two years. The remaining $25 million will be paid in annual installments of $5 million over the next five years. The merger agreement also includes two future earn-out opportunities based on Joybird's financial performance in fiscal 2021 and fiscal 2023.

The $7.5 million of prepaid compensation relates to the retention of the four Joybird founders, now our employees, each of whom will forfeit proportional amounts if one or more of them resigns in the two years following the acquisition. We are amortizing the $7.5 million to selling, general & administrative expense over the two-year retention period on a straight-line basis. In addition to the guaranteed cash payments of $75 million, we recorded a contingent consideration liability on the date of acquisition of $7.5 million, which reflects the provisional fair value of the earn-out opportunities as of the date of acquisition, and a finite-lived intangible asset of $6.4 million, which reflects the provisional fair value of the acquired Joybird® trade name, which we are amortizing to SG&A expense on a straight-line basis over its useful life of eight years. The undiscounted range of the contingent consideration is zero to $65 million and is based on sales and profitability of Joybird in fiscal 2021 and fiscal 2023. Subsequent adjustments to the fair value of the contingent consideration will impact SG&A expense in our consolidated statement of income.

We recorded $79.6 million of goodwill related to the Joybird acquisition, related primarily to synergies we expect from the integration of the acquisition and the anticipated future benefits of these synergies. The finite-lived intangible asset and goodwill asset for Joybird are not deductible for federal income tax purposes.

When we acquired Joybird during the second quarter of fiscal 2019, we based the purchase price allocations on provisional fair values at the date of acquisition. During the fourth quarter of fiscal 2019,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2: Acquisitions (Continued)

we obtained additional data and have revised certain of our estimates, resulting in the purchase price allocations shown below:

(Amounts in thousands)	Second quarter fiscal 2019 Corporate & Other acquisitions
Fair value of consideration:
Cash (paid at closing)	$37,482
Guaranteed payment	22,489
Acquisition earn-out	7,500
Assumption of liability	5,000
Working capital adjustment	(2,486)

Total fair value of consideration	69,985
Amounts recognized for assets acquired and liabilities assumed:
Inventory	5,258
Other current assets	3,733
Property, plant and equipment	2,057
Finite-lived tradename	6,400
Other long-term assets	2,878
Accounts payable	(8,222)
Customer deposits	(13,904)
Other current liabilities	(7,681)
Other long-term liabilities	(150)

Total identifiable net liabilities acquired	(9,631)

Goodwill	$79,616

We included the Joybird operating segment in our other business activities which we report as Corporate and Other results upon acquisition.

None of the above acquisitions were material to our financial position or our results of operations, and, therefore, pro-forma financial information is not presented. In accordance with Accounting Standard Codification Topic 805-10-25-15, the acquirer has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine, among other things, the identifiable assets acquired, liabilities assumed and consideration transferred for the acquisition, or other amounts used in measuring goodwill. All of our provisional purchase accounting estimates shown above for both our Retail acquisitions and our acquisition of Joybird are based on the information and data available to us as of the time of the issuance of these financial statements, and are subject to change within the first 12 months of acquisition as we have access to additional data.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3: Restricted Cash

We have cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next 12 months, but we expect to renew some of these letters of credit when they mature.

(Amounts in thousands)	4/27/2019	4/28/2018
Cash and cash equivalents	$129,819	$134,515
Restricted cash	1,968	2,356

Total cash, cash equivalents and restricted cash	$131,787	$136,871

Note 4: Inventories

(Amounts in thousands)	4/27/2019	4/28/2018
Raw materials	$90,359	$86,214
Work in process	13,728	12,254
Finished goods	114,478	109,183

FIFO inventories	218,565	207,651
Excess of FIFO over LIFO	(21,666)	(22,810)

Total inventories	$196,899	$184,841

The increase in our FIFO inventories was primarily a result of our fiscal 2019 acquisitions.

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/27/2019	4/28/2018
Buildings and building fixtures	3 - 40 years	$223,505	$200,370
Machinery and equipment	3 - 15 years	148,760	147,542
Information systems and software	3 - 10 years	86,400	84,881
Land	—	14,323	14,626
Land improvements	3 - 30 years	17,454	15,362
Transportation equipment	3 - 10 years	13,598	13,929
Furniture and fixtures	3 - 15 years	22,826	20,812
Construction in progress		20,722	23,250

		547,588	520,772
Accumulated depreciation		(347,065)	(339,890)

Net property, plant and equipment		$200,523	$180,882

Depreciation expense for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017, was $27.5 million, $27.5 million, and $25.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Goodwill and Other Intangible Assets

We test goodwill annually for impairment. We have goodwill on our consolidated balance sheet as follows:

Reportable Segment	Related Acquisition	Fiscal 2019 impairment testing approach
Upholstery Segment	Acquisition of the wholesale business in the United Kingdom and Ireland	Qualitative
Retail Segment	Acquisitions of La-Z-Boy Furniture Galleries® stores	Quantitative
Corporate & Other	Acquisition of Joybird	Quantitative

We used a qualitative approach for our Upholstery segment goodwill impairment test in fiscal 2019 due to the relative fair value of our reporting unit significantly exceeding the carrying value of the goodwill, as well as the operating performance of that respective reporting unit.

We used a quantitative simplified one-step approach for our Retail segment goodwill impairment test in fiscal 2019, primarily due to the acquisitions of additional La-Z-Boy Furniture Galleries® stores and the resulting $32.0 million increase in goodwill recorded in that segment during the year. We applied the income approach using discounted future cash flows to estimate the fair value of this reporting unit. The key assumptions used in the quantitative assessment of our Retail segment goodwill at April 27, 2019, were a discount rate of 8.4%, a tax rate of 24.0% and a terminal growth rate of 2.0%. The relative fair value of our Retail reporting unit significantly exceeded the carrying value of our goodwill as of April 27, 2019.

We used a quantitative simplified one-step approach for our Corporate & Other goodwill impairment test in fiscal 2019, primarily because the acquisition of Joybird occurred during the year. We applied the income approach using discounted future cash flows to estimate the fair value of our Joybird reporting unit. Estimating future cash flows requires management to make significant assumptions and to apply judgment to project future sales based on estimated short and long-term growth rates and estimates of future operating margins. Significant judgment is also involved in selecting the appropriate discount rate to be applied to the projected future cash flows. The discount rate used in the quantitative assessment of our Corporate & Other goodwill in fiscal 2019 was the calculated weighted-average cost of capital for the Joybird reporting unit, which we estimated to be 25.0%. Changes in these assumptions may affect our fair value estimates and the result of impairment tests in future periods. Additional assumptions used in estimating the fair value were a tax rate of 24.9% and a terminal growth rate of 2.0%. There was no significant difference between the relative fair value of our Joybird reporting unit and the carrying value of our goodwill as of April 27, 2019, which is to be expected given the short duration of time between the goodwill impairment testing date and the Joybird acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6: Goodwill and Other Intangible Assets (Continued)

We did not have any goodwill impairment in fiscal 2019, fiscal 2018, or fiscal 2017. The following is a roll-forward of goodwill for the fiscal years ended April 27, 2019, and April 28, 2018:

(Amounts in thousands)	Upholstery Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 29, 2017	$12,181	$62,064	$—	$74,245
Translation adjustment	786	223	—	1,009

Balance at April 28, 2018	12,967	62,287	—	75,254
Acquisitions	—	31,987	79,616	111,603
Translation adjustment	(819)	(171)	—	(990)

Balance at April 27, 2019	$12,148	$94,103	$79,616	$185,867

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment	Intangible Asset	Useful Life
Upholstery segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Casegoods segment	American Drew® trade name	Indefinite-lived
Retail segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following is a roll-forward of our other intangible assets for the fiscal years ended April 27, 2019, and April 28, 2018:

(Amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Names	Indefinite- Lived Reacquired Rights	Amortizable Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 29, 2017	$1,155	$—	$13,223	$524	$3,587	$18,489
Acquisitions	—	—	255	—	—	255
Amortization	—	—	—	(542)	(417)	(959)
Translation adjustment	—	—	167	18	220	405

Balance at April 28, 2018	1,155	—	13,645	—	3,390	18,190
Acquisitions	—	6,400	6,600	—	—	13,000
Amortization	—	(599)	—	—	(346)	(945)
Translation adjustment	—	—	(128)	—	(210)	(338)

Balance at April 27, 2019	$1,155	$5,801	$20,117	$—	$2,834	$29,907

Note 7: Investments

We have current and long-term investments intended to enhance returns on our cash as well as to fund future obligations of our non-qualified defined benefit retirement plan, our executive deferred compensation plan, and our performance compensation retirement plan. We also hold other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Investments (Continued)

investments consisting of cost-basis preferred shares of two privately-held companies. Our short-term investments are included in other current assets and our long-term investments are included in other long-term assets on our consolidated balance sheet.

The following summarizes our investments at April 27, 2019, and April 28, 2018:

(Amounts in thousands)	4/27/2019	4/28/2018
Short-term investments:
Marketable securities	$18,016	$12,926
Held-to-maturity investments	3,341	3,340

Total short-term investments	21,357	16,266
Long-term investments:
Marketable securities	24,085	32,134
Cost basis investments	11,979	10,954

Total long-term investments	36,064	43,088

Total investments	$57,421	$59,354

Investments to enhance returns on cash	$31,470	$34,359
Investments to fund compensation/retirement plans	$13,972	$14,041
Other investments	$11,979	$10,954

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at April 27, 2019, and April 28, 2018:

Fiscal 2019

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,841	$—	$19,535
Fixed income	75	(111)	33,217
Other	258	(13)	4,669

Total securities	$2,174	$(124)	$57,421

Fiscal 2018

(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,142	$(39)	$18,765
Fixed income	29	(418)	36,312
Other	72	—	4,277

Total securities	$2,243	$(457)	$59,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7: Investments (Continued)

The following table summarizes sales of marketable securities (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Proceeds from sales	$20,944	$22,674	$19,954
Gross realized gains	1,152	1,302	926
Gross realized losses	(496)	(532)	(455)

At April 27, 2019, the fair value of our fixed income marketable securities, classified as available-for-sale securities, by contractual maturity was $18.1 million within one year, $12.7 million within two to five years, $1.5 million within six to ten years and $0.9 million thereafter.

Note 8: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/27/2019	4/28/2018
Payroll and other compensation	$53,374	$40,467
Accrued product warranty, current portion	13,892	12,687
Customer deposits	42,787	31,282
Deferred Revenue	17,038	—
Other current liabilities	46,000	34,285

Accrued expenses and other current liabilities	$173,091	$118,721

The increase of $17.0 million in deferred revenue was due to the implementation of Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers, during fiscal 2019. This standard did not require restatement of prior financial statements and so fiscal 2018 does not include a similar liability. Additional information regarding this liability is included in Note 16. The remainder of the increase was primarily a result of our fiscal 2019 acquisitions.

Note 9: Debt

(Amounts in thousands)	4/27/2019	4/28/2018
Capital leases	$199	$422
Less: current portion	(180)	(223)

Long-term debt	$19	$199

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 27, 2019, and at April 28, 2018, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.

Capital leases consist primarily of long-term commitments for the purchase of information technology equipment and have maturities ranging from fiscal 2020 to fiscal 2021. Maturities of long-term capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9: Debt (Continued)

leases, subsequent to April 27, 2019, are $0.2 million in fiscal 2020 and di minimis in fiscal 2021. Interest rates on our capital leases range from 2.6% to 2.7%.

Cash paid for interest during fiscal years 2019, 2018 and 2017 was $1.0 million, $0.4 million, and $0.5 million, respectively.

Note 10: Operating Leases

We have operating leases for numerous retail facilities, two manufacturing facilities in Mexico and one in Thailand, executive and sales offices, warehouses and showrooms, as well as for transportation equipment, information technology, and other equipment. The operating leases expire at various dates through fiscal 2033. We have certain retail facilities which we sublease to outside parties. The total rent liability included in other long-term liabilities as of April 27, 2019, and April 28, 2018, was $14.6 million and $13.2 million, respectively.

The future minimum rentals for all non-cancelable operating leases and future rental income from subleases are as follows (for the fiscal years):

(Amounts in thousands)	Future Minimum Rentals	Future Minimum Income
2020	$76,508	$3,220
2021	71,544	2,571
2022	58,763	888
2023	46,541	461
2024	36,082	461
2025 and beyond	102,782	465

Total	$392,220	$8,066

Rental expense and rental income for operating leases were as follows (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Rental expense	$77,168	$71,022	$68,452
Rental income	2,642	3,039	3,604

Both our rental expense and rental income are included in selling, general, and administrative expense in our consolidated statement of income.

Note 11: Employee Benefits

Employee Retirement and Welfare Plans

Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. On January 1, 2019, we increased our matching contributions for eligible employees which resulted in an additional expense of $1.7 million in fiscal 2019. During fiscal 2019 and prior periods presented below, we made supplemental contributions to this plan for eligible employees based on achievement of operating performance targets. The supplemental contribution will be discontinued for fiscal 2020 as a result of increasing the matching contributions mentioned above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Employee Benefits (Continued)

A performance compensation retirement plan ("PCRP") is maintained for eligible highly compensated employees. The company contributions to plan are based on achievement of performance targets. Employees vest in these contributions if they achieve certain age and years of service with the Company, and can elect to receive benefit payments over a period ranging between five to twenty years after they leave the Company. As of April 27, 2019, and April 28, 2018, we had $0.5 million and $0.2 million, respectively, of obligations for this plan included in other current liabilities and $12.0 million and $9.5 million, respectively, included in other long-term liabilities.

We also maintain an executive deferred compensation plan for eligible highly compensated employees. An element of this plan allows contributions for eligible highly compensated employees. As of April 27, 2019, and April 28, 2018, we had $23.9 million and $23.2 million, respectively, of obligations for this plan included in other long-term liabilities. We had life insurance contracts related to this plan and the PCRP at April 27, 2019, and at April 28, 2018, with cash surrender values of $34.3 million and $31.6 million, respectively, which are included in other long-term assets. Mutual funds related to this plan are considered trading securities and are included in other current assets. This plan had $0.2 million in mutual funds at April 27, 2019, and $0.1 million in mutual funds at April 28, 2018.

We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. Included in other long-term liabilities were plan obligations of $15.5 million for both fiscal 2019 and 2018, which represented the unfunded projected benefit obligation of this plan. The total cost recognized for this plan was $0.8 million in fiscal 2019 and fiscal 2018 which primarily related to interest cost. The actuarial loss recognized in accumulated other comprehensive loss was $0.2 million and the benefit payments during the year were $1.1 million for both fiscal 2019 and fiscal 2018. Benefit payments are scheduled to be approximately $1.1 million annually for the next ten years. The discount rate used to determine the obligations under this plan as of the end of fiscal 2019 and fiscal 2018 was 3.9% and 4.1%, respectively. This plan is not funded and is excluded from the obligation charts and disclosures that follow. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (see Notes 7 and 20 for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2020; however, we have the discretion to make contributions to the Rabbi trust.

During the fourth quarter of fiscal 2019, we terminated our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit. In connection with the plan termination, we settled all future obligations under the plan through a combination of lump-sum payments to eligible participants who elected to receive them, and transferred any remaining benefit obligations under the plan to a highly rated insurance company. We recognized a non-cash pre-tax pension termination charge of $32.7 million in our consolidated statement of income associated with the plan termination during the fourth quarter of fiscal 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11: Employee Benefits (Continued)

The combined net periodic pension cost and retirement costs for retirement plans were as follows (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Service cost	$851	$1,316	$1,278
Interest cost	4,464	4,587	4,681
Expected return on plan assets	(4,544)	(4,818)	(4,978)
Net amortization and deferral	2,556	3,120	3,058
Pension termination charge	32,671	—	—

Net periodic pension cost (hourly plan)	35,998	4,205	4,039
401(k)(1)	9,128	7,093	7,124
PCRP(1)	3,084	1,347	1,488
Other(1)	284	360	51

Total retirement costs (excluding non-qualified defined benefit retirement plan)	$48,494	$13,005	$12,702

(1)
Not determined by an actuary

Employee Vacation Policy Changes

We enacted changes to our employee vacation policies that became effective on January 1, 2019. Our new vacation policies enhanced the amount of vacation time earned by our employees. Additionally, under these vacation policies, our salary and office hourly employees now accrue vacation in the current calendar year for use in the current calendar year, and any vacation time earned but not used will be forfeited at the end of each calendar year. These changes reduced our salary and office hourly vacation liability and resulted in a one-time non-cash gain of $5.1 million in our consolidated statement of income during fiscal 2019. Of the total $5.1 million gain recorded, $1.3 million was recorded in cost of sales with the remainder recorded in selling, general, and administrative expense. Our factory hourly vacation policies were only changed to enhance the amount of vacation time earned by our employees, with no change to accrual methodologies, and resulted in $1.1 million incremental expense in fiscal 2019, recorded in cost of sales.

Note 12: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims on new sales based on our historical claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Upholstery reportable segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our Upholstery segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12: Product Warranties (Continued)

receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/27/2019	4/28/2018
Balance as of the beginning of the year	$21,205	$21,870
Acquisitions	1,000	—
Accruals during the year	22,831	19,120
Settlements during the year	(22,300)	(19,785)

Balance as of the end of the year	$22,736	$21,205

As of April 27, 2019, and April 28, 2018, we included $13.9 million and $12.7 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods. The acquired warranty liability reflects our provisional estimate of the acquired warranty liabilities of Joybird on the acquisition date. See Note 2 for further information on our acquisition of Joybird.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Equity-based awards expense	$10,981	$9,474	$8,864
Liability-based awards expense	339	405	1,687

Total stock-based compensation expense	$11,320	$9,879	$10,551

Stock Options.    The La-Z-Boy Incorporated 2017 Omnibus Incentive Plan authorized grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. We granted 423,273 stock options to employees during the first quarter of fiscal 2019, and we also have stock options outstanding from previous grants. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of ten years.

Stock option expense recognized in selling, general and administrative expense for fiscal 2019, fiscal 2018, and fiscal 2017 was $3.5 million, $4.2 million, and $3.4 million, respectively. We received $16.2 million, $4.4 million, and $3.6 million in cash during fiscal 2019, fiscal 2018, and fiscal 2017, respectively, for exercises of stock options.

Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 28, 2018	1,837	$24.18	7.4	$9,407
Granted	423	33.15
Canceled	(58)	30.44
Exercised	(761)	21.28		$9,933

Outstanding at April 27, 2019	1,441	$28.09	7.7	$6,557

Exercisable at April 27, 2019	516	$25.78	6.8	$3,450

The aggregate intrinsic value of options exercised was $2.2 million and $4.9 million in fiscal 2018 and fiscal 2017, respectively. As of April 27, 2019, our total unrecognized compensation cost related to non-vested stock option awards was $2.0 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.7 years. During the year ended April 27, 2019, 0.5 million shares vested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. The fair value of stock options granted during fiscal 2019, fiscal 2018, and fiscal 2017 were calculated using the following assumptions:

	Fiscal 2019 Grant	Fiscal 2018 Grant	Fiscal 2017 Grant
Risk-free interest rate	2.82%	1.84%	1.30%
Dividend rate	1.45%	1.61%	1.54%
Expected life in years	5.0	5.0	5.0
Stock price volatility	33.07%	32.12%	38.87%
Fair value per share	$9.65	$7.16	$7.99

Stock Appreciation Rights.    We have not granted any SARs to employees since fiscal 2014, but we have SARs outstanding from the fiscal 2013 and fiscal 2014 grants. All outstanding SARs are fully vested and have a term of ten years. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to fair value at the end of each reporting period. We recognized compensation expense of $0.1 million, $0.3 million, and $0.7 million related to SARs in selling, general and administrative expense for the years ended April 27, 2019, April 28, 2018, and April 29, 2017, respectively. We have no remaining unrecognized compensation cost at April 27, 2019, relating to SAR awards as they are all fully vested, but we will continue to re-measure these awards to reflect the fair value at the end of each reporting period until all awards are exercised or forfeited.

In fiscal 2013 and 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal years ended April 27, 2013 and April 26, 2014, respectively. These awards have exceeded their expected life and are re-measured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At April 27, 2019, the intrinsic value per share of the fiscal 2013 and 2014 awards were $20.48 and $13.39, respectively.

Restricted Stock.    We awarded 112,926 shares of restricted stock to employees during fiscal 2019. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted average fair value of the restricted stock that was awarded in fiscal 2019 was $32.78 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years. We recorded expense related to the restricted stock in selling, general and administrative expense of $2.5 million, $2.2 million, and $1.7 million during fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Our unrecognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

compensation cost at April 27, 2019, related to restricted shares was $5.2 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.8 years.

The following table summarizes information about non-vested share awards as of and for the year ended April 27, 2019:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 28, 2018	233	$26.56
Granted	113	32.78
Vested	(89)	26.03
Canceled	(10)	27.92

Non-vested shares at April 27, 2019	247	$29.55

Restricted Stock Units.    Restricted stock units granted to our non-employee directors are offered at no cost to the directors and vest when a director leaves the board. During fiscal 2019, fiscal 2018, and fiscal 2017 we granted less than 0.1 million of restricted stock each year to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $33.15, $23.85, and $27.10 for the awards granted in fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Expense relating to the restricted stock units which we recorded in selling, general and administrative expense was $0.7 million, $0.7 million and $0.6 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Performance Awards.    Under the La-Z-Boy Incorporated 2017 Omnibus Incentive Plan, the Compensation Committee of the board of directors was authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited.

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

The number of awards that will vest, as well as unearned and canceled awards, depend on the achievement of certain financial and shareholder-return goals over the three-year performance periods, and will be settled in shares if service conditions are met, requiring employees to remain employed with the company through the end of the three-year performance periods. The following table summarizes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

the performance-based shares outstanding at the maximum award amounts based upon the respective performance share agreements:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 28, 2018	541	$25.52
Granted	292	31.71
Vested	(139)	25.73
Unearned or cancelled	(171)	27.05

Outstanding shares at April 27, 2019	523	$28.43

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2019, fiscal 2018, and fiscal 2017 that vest based on attaining performance goals was $31.71, $25.93, and $24.79, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share's fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. Similar to the way in which we expense the awards of stock options, we expense compensation cost, net of estimated forfeitures, over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2019, fiscal 2018, and fiscal 2017 grants of shares that vest based on market conditions was $46.39, $36.24, and $33.32, respectively. Our unrecognized compensation cost at April 27, 2019, related to performance-based shares was $5.3 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.4 years.

Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Fiscal 2015 grant	$—	$—	$675
Fiscal 2016 grant	—	1,052	1,284
Fiscal 2017 grant	1,044	455	1,109
Fiscal 2018 grant	1,402	887	—
Fiscal 2019 grant	1,774	—	—

Total expense	$4,220	$2,394	$3,068

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14: Stock-Based Compensation (Continued)

Previously Granted Deferred Stock Units.    We account for awards under our deferred stock unit plan for non-employee directors as liability-based awards because upon exercise these awards will be paid in cash. We measure and recognize compensation expense based on the market price of our common stock on the grant date. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 27, 2019, we had 0.1 million deferred stock units outstanding. We recorded expense relating to deferred stock units in selling, general and administrative of $0.2 million, $0.1 million, and $0.2 million during fiscal 2019, fiscal 2018, and fiscal 2017, respectively. Our liability related to these awards was $2.2 million and $2.0 million at April 27, 2019, and April 28, 2018, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017, were as follows:

(Amounts in thousands)	Translation Adjustment	Change in Fair Value of Cash Flow Hedge	Unrealized Gain on Marketable Securities	Net Pension Amortization and Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Loss
Balance at April 30, 2016	$(445)	$(286)	$1,058	$(34,327)	$(34,000)
Changes before reclassifications	(482)	(1,478)	1,592	(2,410)	(2,778)
Amounts reclassified to net income	—	2,060	(471)	3,290	4,879
Tax effect	—	(222)	(427)	(335)	(984)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(482)	360	694	545	1,117

Balance at April 29, 2017	(927)	74	1,752	(33,782)	(32,883)
Changes before reclassifications	3,315	164	844	3,257	7,580
Amounts reclassified to net income	—	(208)	(1,420)	3,341	1,713
Tax effect	—	124	200	(1,933)	(1,609)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	3,315	80	(376)	4,665	7,684

Balance at April 28, 2018	2,388	154	1,376	(29,117)	(25,199)
Changes before reclassifications	(2,338)	(369)	330	(479)	(2,856)
Cumulative effect adjustment for investments(1)	—	—	(1,637)	—	(1,637)
Amounts reclassified to net income(2)	—	280	25	26,553	26,858
Tax effect	—	22	(88)	(562)	(628)

Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,338)	(67)	(1,370)	25,512	21,737

Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)

(1)
The cumulative effect adjustment for investments is composed of $2.1 million of unrealized gains on equity investments offset by $0.5 million of tax expense. We reclassified the net $1.6 million of cumulative effect adjustment from accumulated other comprehensive loss to retained earnings as a result of adopting Accounting Standards Update 2016-01 (see Note 1 for further information).

(2)
Included in the amount reclassified from accumulated other comprehensive income is a net $23.8 million charge related to the pension termination that occurred in the fourth quarter of fiscal 2019 (see Note 11 for additional information). Of this amount, $28.2 million of expense was recorded as pension termination charge and $4.4 million of income was recorded in income tax expense in our consolidated statement of income.

We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other expense, net in our consolidated statement of income,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15: Accumulated Other Comprehensive Loss (Continued)

reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other expense, net.

The components of non-controlling interest at April 27, 2019, April 28, 2018, and April 29, 2017, were as follows:

(Amounts in thousands)	4/27/2019	4/28/2018	4/29/2017
Balance as of the beginning of the year	$13,035	$11,186	$10,070
Net income	1,567	729	1,062
Other comprehensive income (loss)	(134)	1,120	54

Balance as of the end of the year	$14,468	$13,035	$11,186

Note 16: Revenue Recognition

The following table disaggregates our revenue by product category by segment for the fiscal year ended April 27, 2019:

(Amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$804,691	$—	$350,520	$—	$1,155,211
Stationary Upholstery Furniture	367,386	16,631	108,590	77,749	570,356
Bedroom Furniture	—	31,465	5,327	5,324	42,116
Dining Room Furniture	—	23,073	9,918	1,961	34,952
Occasional Furniture	1,616	49,173	20,354	1,132	72,275
Other(1)	94,549	(5,869)	75,492	(12,154)	152,018

Total	$1,268,242	$114,473	$570,201	$74,012	2,026,928
Eliminations					(281,527)

Consolidated Net Sales					$1,745,401

(1)
Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives

Motion Upholstery Furniture—Includes gross revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals and modulars that have a mechanism that allows the back of the product to recline or the product's footrest to extend. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

Stationary Upholstery Furniture—Includes gross revenue for upholstered furniture, such as sofas, loveseats, chairs, sectionals, modulars, and ottomans that do not have a mechanism. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16: Revenue Recognition (Continued)

Bedroom Furniture—Includes gross revenue for casegoods furniture typically found in a bedroom, such as beds, chests, dressers, nightstands and benches. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

Dining Room Furniture—Includes gross revenue for casegoods furniture typically found in a dining room, such as dining tables, dining chairs, storage units and stools. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

Occasional Furniture—Includes gross revenue for casegoods furniture found throughout the home, such as cocktail tables, chairsides, sofa tables, end tables, and entertainment centers. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

Our consolidated balance sheet includes current assets of $17.0 million that we reported as other receivables. These other receivables represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2019, we had $12.1 million of other receivables.

We receive deposits from end consumers before we recognize revenue, resulting in customer deposits, and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the "contract liabilities"). At the beginning of fiscal 2019, we had $31.3 million of customer deposits and $12.1 million of deferred revenues. At April 27, 2019, we included $42.8 million of customer deposits and $17.0 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. During the fiscal year ended April 27, 2019, we recognized $41.5 million of revenue that was recorded as a contract liability at the beginning of fiscal 2019.

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

Upholstery Segment.    Our Upholstery reportable segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Segment Information (Continued)

Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

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

Retail Segment.    Our Retail segment consists of one operating segment comprising our 156 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

Corporate & Other.    Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer almost exclusively online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Segment Information (Continued)

cash and equivalents), and various other assets. Sales are attributed to countries on the basis of the customer's location.

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Sales
Upholstery segment:
Sales to external customers	$1,016,957	$1,010,097	$986,917
Intersegment sales	251,285	217,266	204,526

Upholstery segment sales	1,268,242	1,227,363	1,191,443

Casegoods segment:
Sales to external customers	95,677	95,919	87,181
Intersegment sales	18,796	15,474	13,047

Casegoods segment sales	114,473	111,393	100,228

Retail segment sales	570,201	474,613	443,238

Corporate and Other:
Sales to external customers	62,566	3,318	2,724
Intersegment sales	11,446	9,421	6,437

Corporate and Other sales	74,012	12,739	9,161

Eliminations	(281,527)	(242,161)	(224,010)

Consolidated sales	$1,745,401	$1,583,947	$1,520,060

Operating Income (Loss)
Upholstery segment	$127,906	$130,349	$148,996
Casegoods segment	12,589	11,641	8,623
Retail segment	37,922	20,709	19,205
Corporate and Other	(48,743)	(33,330)	(43,482)

Consolidated operating income	129,674	129,369	133,342
Interest expense	(1,542)	(538)	(1,073)
Interest income	2,103	1,709	981
Pension termination charge	(32,671)	—	—
Other expense, net	(2,237)	(1,650)	(2,510)

Income before income taxes	$95,327	$128,890	$130,740

Depreciation and Amortization
Upholstery segment	$16,122	$15,823	$14,692
Casegoods segment	1,143	993	863
Retail segment	4,007	3,758	3,131
Corporate and Other	9,875	11,193	10,445

Consolidated depreciation and amortization	$31,147	$31,767	$29,131

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17: Segment Information (Continued)

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Capital Expenditures
Upholstery segment	$37,114	$30,049	$13,193
Casegoods segment	1,949	711	786
Retail segment	4,604	3,377	2,831
Corporate and Other	4,766	2,200	3,494

Consolidated capital expenditures	$48,433	$36,337	$20,304

Assets
Upholstery segment	$398,469	$363,864	$357,889
Casegoods segment	55,295	57,312	53,064
Retail segment	210,863	177,853	172,601
Unallocated assets	395,163	293,938	305,301

Consolidated assets	$1,059,790	$892,967	$888,855

Long-Lived Assets by Geographic Location
Domestic	$389,892	$251,778	$239,198
International	27,529	23,671	23,791

Consolidated long-lived assets	$417,421	$275,449	$262,989

Sales by Country
United States	89%	87%	88%
Canada	6%	7%	7%
Other	5%	6%	5%

Total	100%	100%	100%

Note 18: Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted into law. Most of its provisions are effective for tax years beginning on or after January 1, 2018. Because we are a fiscal year U.S. taxpayer, the majority of the provisions, such as elimination of the domestic manufacturing deduction, new taxes on certain foreign-sourced income, and new limitations on certain business deductions, began applying to us in fiscal 2019. Additionally, as a Company fiscal year taxpayer, the lower corporate income tax rate of 21% was phased in, resulting in a blended federal rate of 30.4% for fiscal 2018. The federal tax rate is 21% for fiscal 2019.

In December of 2017, the SEC staff issued guidance which provides that companies that have not completed their accounting for the effects of the Tax Act, but can determine a reasonable estimate of those effects, should include a provisional amount based on their reasonable estimate in their financial statements. The guidance also allows companies to adjust the provisional amounts during a one year measurement period which is similar to the measurement period used when accounting for business combinations. In fiscal 2019, we finalized the provisional estimates of $0.2 million recorded in fiscal 2018, with no material change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Income Taxes (Continued)

Income before income taxes consists of the following (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
United States	$73,058	$111,516	$122,196
Foreign	22,269	17,374	8,544

Total	$95,327	$128,890	$130,740

Income tax expense (benefit) consists of the following components (for the fiscal years ended):

(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Federal:
—current	$17,629	$21,206	$35,606
—deferred	(2,649)	16,401	2,349
State:
—current	6,199	4,886	5,194
—deferred	(933)	1,075	(1,703)
Foreign:
—current	4,919	3,820	2,388
—deferred	21	(93)	(78)

Total income tax expense	$25,186	$47,295	$43,756

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
(% of income before income taxes)	4/27/2019	4/28/2018	4/29/2017
Statutory tax rate	21.0%	30.4%	35.0%
Increase (reduction) in income taxes resulting from:
Re-measurement of deferred taxes for changes in statutory U.S. tax rate	(0.2)	7.8	—
State income taxes, net of federal benefit	4.1	3.3	2.7
Tax effect of defined benefit pension plan termination	2.7	—	—
U.S. manufacturing benefit	—	(1.5)	(2.4)
Change in valuation allowance	0.6	(0.3)	(1.0)
U.S. research tax credits	(0.8)	(1.9)	—
Miscellaneous items	(1.0)	(1.1)	(0.8)

Effective tax rate	26.4%	36.7%	33.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Income Taxes (Continued)

For our foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $55.6 million of the earnings. After enactment of the Tax Act, the potential deferred tax attributable to these earnings would be approximately $3.1 million, primarily related to foreign withholding taxes and state income taxes.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/27/2019	4/28/2018
Assets
Deferred and other compensation	$19,603	$18,326
State income tax—net operating losses, credits and other	5,346	5,050
Warranty	5,707	5,348
Rent	2,714	2,971
Workers' compensation	2,525	2,714
Employee benefits	1,479	2,343
Federal net operating losses, credits	2,032	—
Pension	91	—
Other	2,250	—
Valuation allowance	(2,312)	(1,224)

Total deferred tax assets	39,435	35,528
Liabilities
Property, plant and equipment	(10,523)	(7,684)
Inventory	(1,615)	(1,531)
Goodwill and other intangibles	(6,627)	(3,575)
Pension	—	(1,230)
Other	—	(243)

Net deferred tax assets	$20,670	$21,265

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Federal net operating losses	$2,032	Fiscal 2034 - 2038
Various U.S. state net operating losses (excluding federal tax effect)	$5,012	Fiscal 2019 - 2038
Foreign capital losses	$17	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.

The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Income Taxes (Continued)

upon our net deferred tax asset position at April 27, 2019, we estimate that about $69 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management's forecasts. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.

During fiscal 2019, we recorded a $1.1 million increase in our valuation allowance for deferred tax assets that are now considered more likely than not to be realized. This determination was primarily due to state net operating losses and the limitations on the realization of deferred tax assets related to executive compensation. A summary of the valuation allowance by jurisdiction is as follows:

Jurisdiction (Amounts in thousands)	4/28/2018 Valuation Allowance	Change	4/27/2019 Valuation Allowance
U.S. Federal	$—	$586	$586
U.S. State	1,207	502	1,709
Foreign	17	—	17

Total	$1,224	$1,088	$2,312

The remaining valuation allowance of $2.3 million primarily related to certain U.S. federal, state and foreign deferred tax assets. The U.S. federal deferred taxes are primarily due to limitations on the realization of deferred taxes related to executive compensation. The U.S. state deferred taxes are primarily related to state net operating losses.

As of April 27, 2019, we had a gross unrecognized tax benefit of $1.1 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Balance at the beginning of the period	$1,014	$620	$1,821
Additions:
Positions taken during the current year	187	464	148
Positions taken during the prior year	—	25	—
Reductions:
Positions taken during the prior year	(36)	—	(4)
Decreases related to settlements with taxing authorities	—	—	(27)
Reductions resulting from the lapse of the statute of limitations	(96)	(95)	(1,318)

Balance at the end of the period	$1,069	$1,014	$620

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.3 million accrued for interest and penalties as of both April 27, 2019, and April 28, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18: Income Taxes (Continued)

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

Our U.S. federal income tax returns for fiscal years 2016 and subsequent are still subject to audit. Our U.S. federal income tax return for fiscal year 2016 is currently under audit. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2015 and subsequent. Our foreign operations are subject to audit for fiscal years 2009 and subsequent.

Cash paid for taxes (net of refunds received) during the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017, were $23.8 million, $37.1 million, and $33.7 million, respectively.

Note 19: Earnings per Share

Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. The restricted stock awards we granted in fiscal 2019 do not have non-forfeitable rights to dividends and therefore are not considered participating securities. The dividends on the restricted stock awards granted in fiscal 2019 are, and will continue to be, held in escrow until the stock awards vest at which time we will pay any accumulated dividends.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
(Amounts in thousands)	(52 weeks) 4/27/2019	(52 weeks) 4/28/2018	(52 weeks) 4/29/2017
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$68,574	$80,866	$85,922
Income allocated to participating securities	(225)	(407)	(422)

Net income available to common shareholders	$68,349	$80,459	$85,500

Denominator:
Basic weighted average common shares outstanding	46,828	47,621	48,963
Add:
Contingent common shares	242	211	194
Stock option dilution	263	303	313

Diluted weighted average common shares outstanding	47,333	48,135	49,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19: Earnings per Share (Continued)

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the year ended April 27, 2019, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price, and including the options' effect would have been anti-dilutive. We did not exclude any outstanding options from the diluted share calculation for the fiscal years ended April 28, 2018, and April 29, 2017.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at April 27, 2019, and April 28, 2018. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Fair Value Measurements (Continued)

Fiscal 2019

	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$5	$34,390	$—
Held-to-maturity investments	3,341	—	—
Cost basis investment	—	—	11,979

Total assets	$3,346	$34,390	$11,979

Liabilities
Contingent consideration liability	$—	$—	$7,900

Fiscal 2018

	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$1,141	$37,173	$—
Held-to-maturity investments	3,340	—	—
Cost basis investment	—	—	10,954

Total assets	$4,481	$37,173	$10,954

Liabilities
Contingent consideration liability	$—	$—	$344

At April 27, 2019, and April 28, 2018, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At April 27, 2019, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. The fair value for our Level 3 investments is not readily available so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. Our Level 3 liability includes our contingent consideration liabilities on recent acquisitions. We estimated the fair value of the contingent consideration liability for Joybird to be $7.9 million at April 27, 2019, an increase of $0.4 million over the acquisition-date fair value of this liability. The fair value of contingent consideration is based on future revenues and earnings in fiscal 2021 and fiscal 2023. The fair value was determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earn-out periods in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20: Fair Value Measurements (Continued)

a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earn-out payments were calculated based on management's probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date. As of April 27, 2019, we used a discount rate of 4.2% for the fiscal 2021 milestone and 4.7% for the fiscal 2023 milestone. The increase in the Joybird contingent consideration liability between the acquisition date and the end of fiscal 2019 was primarily due to the shorter time horizon between the payout dates and the valuation date, and the change in valuation was recorded as a component of selling, general & administrative expense in our consolidated statement of income during fiscal 2019.

The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Amounts in thousands)	Level 3
Assets
Balance at April 28, 2018	$10,954
Purchases	1,025

Balance at April 27, 2019	$11,979

Liabilities
Balance at April 28, 2018	$344
Acquisitions	7,500
Write-up, net	74
Translation adjustment	(18)

Balance at April 27, 2019	$7,900

Our asset leveling presented above does not include certain marketable securities investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 7). The fair value of the investments measured using net asset value at April 27, 2019, and April 28, 2018, was $7.7 million and $6.7 million, respectively.

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

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During our fiscal second quarter ended October 27, 2018, we acquired Stitch Industries, Inc. ("Joybird") and the business comprising the assets acquired from EBCO, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona. We are currently integrating Joybird and the business comprising the assets acquired from EBCO, Inc. into our operations, compliance programs, and internal control processes. As permitted by SEC guidance, management excluded Joybird and the business comprising the assets acquired from EBCO, Inc. from its assessment of internal controls over financial reporting as of April 27, 2019.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

We have adopted a Code of Business Conduct, which applies to all of our officers, directors, and employees. A current copy of the code is posted at our website www.la-z-boy.com. We will disclose any amendments to, or waivers from, the code applicable to an executive officer or director at our website www.la-z-boy.com.

We provide some information about our executive officers in Part I of this report, under the heading "Information About Our Executive Officers." All other information required to be reported under this item will be included in our proxy statement for our 2019 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

All information required to be reported under this item will be included in our proxy statement for our 2019 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required to be reported pursuant to this Item 12 will be included in our proxy statement for our 2019 Annual Meeting of Shareholders, and is incorporated into this item by reference.

Equity Plans

The table below provides information concerning our compensation plans under which common shares may be issued.

Equity Compensation Plan Information as of April 27, 2019

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted- average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	1,441,640	(1)	$28.09	5,460,094	(2)
(1)
Beginning April 29, 2018, all equity awards were issued under our 2017 Omnibus Incentive Plan. The total above reflects 389,906 of options issued under our 2017 Omnibus Incentive Plan in addition to 1,051,734 of options outstanding that were issued from our 2010 Omnibus Incentive Plan, which could no longer issue shares as of April 28, 2018.

(2)
This amount is the aggregate number of shares that is available for future issuance under our 2017 Omnibus Incentive Plan, which provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors. We have performance awards outstanding under the plan that would reduce the number of shares remaining available for future issuance under the plan by 376,800 shares, assuming the maximum performance targets were achieved.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All information required to be reported under this item will be included in our proxy statement for our 2019 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

All information required to be reported under this item will be included in our proxy statement for our 2019 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017
Consolidated Balance Sheet at April 27, 2019, and April 28, 2018
Consolidated Statement of Cash Flows for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017
Consolidated Statement of Changes in Equity for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 27, 2019, April 28, 2018, and April 29, 2017

Schedule II immediately follows Item 16.

All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.
(3)
Exhibits:

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description
(3.1)	La-Z-Boy Incorporated Restated Articles of Incorporation (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 26, 1996)

(3.2)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 21, 1998 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.3)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 22, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.4)	La-Z-Boy Incorporated Amendment to Restated Articles of Incorporation effective August 24, 2012 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 27, 2012)

(3.5)	La-Z-Boy Incorporated Amended and Restated Bylaws (as of May 3, 2011) (Incorporated by reference to an exhibit to Form 8-K filed May 6, 2011)

(4.1)	Second Amended and Restated Credit Agreement dated as of December 19, 2017, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed December 21, 2017)

Exhibit Number		Description
(4.2)		Description of Securities

(10.1)	*	La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to definitive proxy statement dated July 9, 2003)

(10.2)	*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)

(10.3)	*	Form of Change in Control Agreement in effect for: Kurt L. Darrow. Similar agreements are in effect for Melinda D. Whittington, Otis Sawyer, J. Douglas Collier, and Darrell D. Edwards, except the severance period in those agreements is 12 months rather than 24 months (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)

(10.4)	*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8-K, filed January 22, 2009)

(10.5)	*	2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 24, 2009)

(10.6)	*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to Annex A to definitive proxy statement for annual meeting of shareholders held August 21, 2013)

(10.7)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)

(10.8)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)

(10.9)	*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)

(10.10)	*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2013)

(10.11)	*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2014)

(10.12)	*	First 2014 Amendment to La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)

(10.13)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan (Incorporated by reference to Annex A within the Company's Definitive Proxy Statement on Schedule 14A filed July 18, 2017)

(10.14)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Sample Award Agreement

Exhibit Number		Description
(10.15)	*	Offer of Employment Letter between Melinda Whittington and La-Z-Boy Incorporated, dated May 17, 2018 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 28, 2018)

(10.16)	*	Relocation Agreement between Melinda Whittington and La-Z-Boy Incorporated, dated May 17, 2018 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 28, 2018)

(21)		List of subsidiaries of La-Z-Boy Incorporated

(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)

(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

(32)		Certifications pursuant to 18 U.S.C. Section 1350

(101.INS	)	XBRL Instance Document

(101.SCH	)	XBRL Taxonomy Extension Schema Document

(101.CAL	)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB	)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE	)	XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF	)	XBRL Taxonomy Extension Definition Linkbase Document
*
Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

ITEM 16.    FORM 10-K SUMMARY.

None.

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

			Additions
Description	Balance at Beginning of Year	Acquisitions	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 27, 2019	$1,956	$600	$367	(1)	$—		$(743	)(2)	$2,180
April 28, 2018	2,563	—	261	(1)	—		(868	)(2)	1,956
April 29, 2017	3,145	—	(278	)(1)	—		(304	)(2)	2,563
Allowance for deferred tax assets:
April 27, 2019	$1,224	$—	$740		$506	(3)	$(158	)(4)	$2,312
April 28, 2018	1,786	—	—		(299	)(3)	(263	)(4)	1,224
April 29, 2017	3,625	—	—		(562	)(3)	(1,277	)(4)	1,786
(1)
Additions charged (credited) to costs and expenses includes the impact of foreign currency exchange gains (losses).
(2)
Deductions represented uncollectible accounts written off less recoveries of accounts receivable written off in prior years.
(3)
Represents impact of adjusting gross deferred tax assets and the impact of the statutory U.S. tax rate change.
(4)
Valuation allowance release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 18, 2019		LA-Z-BOY INCORPORATED
	BY	/s/ KURT L. DARROW Kurt L. Darrow Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 18, 2019, by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ K.L. DARROW K.L. Darrow Chairman, President and Chief Executive Officer	/s/ L.A. BARNES L.A. Barnes Vice President, Corporate Controller and Chief Accounting Officer
/s/ S.M. GALLAGHER S.M. Gallagher Director	/s/ E.J. HOLMAN E.J. Holman Director
/s/ J.E. KERR J.E. Kerr Director	/s/ M.T. LAWTON M.T. Lawton Director
/s/ H.G. LEVY H.G. Levy Director	/s/ W.A. MCCOLLOUGH W.A. McCollough Director
/s/ L.B. PETERS L.B. Peters Director	/s/ N.R. QUBEIN N.R. Qubein Director
/s/ M.D. WHITTINGTON M.D. Whittington Senior Vice President and Chief Financial Officer