Form 10-Q
period 2019-07-27
LA-Z-BOY INC
filed 2019-08-20
CIK 57131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549-1004

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2019
Common Stock, $1.00 Par Value	46,632,617

LA-Z-BOY INCORPORATED

FORM 10-Q FIRST QUARTER OF FISCAL 2020

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1. FINANCIAL STATEMENTS

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/27/19	7/28/18
Sales	$413,633	$384,695
Cost of sales	245,921	236,173
Gross profit	167,712	148,522
Selling, general and administrative expense	144,290	125,362
Operating income	23,422	23,160
Interest expense	(318)	(104)
Interest income	727	602
Other income (expense), net	(760)	892
Income before income taxes	23,071	24,550
Income tax expense	5,083	5,599
Net income	17,988	18,951
Net (income) loss attributable to noncontrolling interests	81	(648)
Net income attributable to La-Z-Boy Incorporated	$18,069	$18,303

Basic weighted average common shares	46,820	46,716
Basic net income attributable to La-Z-Boy Incorporated per share	$0.39	$0.39

Diluted weighted average common shares	47,125	47,161
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.38	$0.39

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Net income	$17,988	$18,951
Other comprehensive income (loss)
Currency translation adjustment	614	(4,189)
Change in fair value of cash flow hedges, net of tax	4	(333)
Net unrealized gain on marketable securities, net of tax	108	41
Net pension amortization, net of tax	41	516
Total other comprehensive income (loss)	767	(3,965)
Total comprehensive income before allocation to noncontrolling interests	18,755	14,986
Comprehensive (income) loss attributable to noncontrolling interests	(405)	580
Comprehensive income attributable to La-Z-Boy Incorporated	$18,350	$15,566

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/27/19	4/27/19
Current assets
Cash and equivalents	$111,622	$129,819
Restricted cash	1,970	1,968
Receivables, net of allowance of $2,177 at 7/27/19 and $2,180 at 4/27/19	134,379	143,288
Inventories, net	197,701	196,899
Other current assets	85,631	69,144
Total current assets	531,303	541,118
Property, plant and equipment, net	204,789	200,523
Goodwill	184,675	185,867
Other intangible assets, net	29,595	29,907
Deferred income taxes – long-term	21,906	20,670
Right of use lease asset	312,433	—
Other long-term assets, net	77,449	81,705
Total assets	$1,362,150	$1,059,790

Current liabilities
Current portion of long-term debt	$—	$180
Accounts payable	62,935	65,365
Lease liability, short-term	64,158	—
Accrued expenses and other current liabilities	168,757	173,091
Total current liabilities	295,850	238,636
Long-term debt	—	19
Lease liability, long-term	262,264	—
Other long-term liabilities	105,898	124,159
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 46,690 outstanding at 7/27/19 and 46,955 outstanding at 4/27/19	46,690	46,955
Capital in excess of par value	311,207	313,168
Retained earnings	329,096	325,847
Accumulated other comprehensive loss	(3,728)	(3,462)
Total La-Z-Boy Incorporated shareholders' equity	683,265	682,508
Noncontrolling interests	14,873	14,468
Total equity	698,138	696,976
Total liabilities and equity	$1,362,150	$1,059,790

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Cash flows from operating activities
Net income	$17,988	$18,951
Adjustments to reconcile net income to cash provided by (used for) operating activities
Gain on disposal of assets	(536)	—
Change in deferred taxes	(677)	(183)
Provision for doubtful accounts	116	279
Depreciation and amortization	7,298	7,541
Equity-based compensation expense	1,675	2,040
Change in receivables	8,535	14,236
Change in inventories	(527)	(11,092)
Change in other assets	7,305	463
Change in payables	(1,391)	2,491
Change in other liabilities	(20,446)	(2,572)
Net cash provided by operating activities	19,340	32,154

Cash flows from investing activities
Proceeds from disposals of assets	22	61
Proceeds from insurance	642	58
Capital expenditures	(12,299)	(15,873)
Purchases of investments	(5,288)	(4,190)
Proceeds from sales of investments	4,060	4,762
Acquisitions	(5,438)	—
Net cash used for investing activities	(18,301)	(15,182)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(47)	(59)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,417)	(2,009)
Purchases of common stock	(12,313)	(7,944)
Dividends paid	(6,112)	(5,625)
Net cash used for financing activities	(19,889)	(15,637)

Effect of exchange rate changes on cash and equivalents	655	(1,601)
Change in cash, cash equivalents and restricted cash	(18,195)	(266)
Cash, cash equivalents and restricted cash at beginning of period	131,787	136,871
Cash, cash equivalents and restricted cash at end of period	$113,592	$136,605

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$2,416	$4,122

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

				Accumulated
				Other
		Capital in		Comprehensive	Non-
	Common	Excess of	Retained	Income	Controlling
(Unaudited, amounts in thousands)	Shares	Par Value	Earnings	(Loss)	Interests	Total
At April 28, 2018	$46,788	$298,948	$291,644	$(25,199)	$13,035	$625,216
Net income			18,303		648	18,951
Other comprehensive loss				(2,737)	(1,228)	(3,965)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	160	(42)	(2,127)			(2,009)
Purchases of 257 shares of common stock	(257)	(176)	(7,511)			(7,944)
Stock option and restricted stock expense		2,040				2,040
Cumulative effect adjustment for investments, net of tax			1,637	(1,637)		—
Dividends declared and paid ($0.12/share)			(5,625)			(5,625)
At July 28, 2018	$46,691	$300,770	$296,321	$(29,573)	$12,455	$626,664

				Accumulated
				Other
		Capital in		Comprehensive	Non-
	Common	Excess of	Retained	Income	Controlling
(Unaudited, amounts in thousands)	Shares	Par Value	Earnings	(Loss)	Interests	Total
At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976
Net income (loss)			18,069		(81)	17,988
Other comprehensive income				281	486	767
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	126	126	(1,669)			(1,417)
Purchases of 391 shares of common stock	(391)	(3,762)	(8,160)			(12,313)
Stock option and restricted stock expense		1,675				1,675
Cumulative effect adjustment for leases, net of tax (1)			574			574
Reclassification of certain income tax effects (2)			547	(547)		—
Dividends declared and paid ($0.13/share)			(6,112)			(6,112)
At July 27, 2019	$46,690	$311,207	$329,096	$(3,728)	$14,873	$698,138

(1)	Cumulative effect adjustment of deferred gains on prior sale/leaseback transactions as a result of adopting ASU 2016-02.
(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to the adoption of ASU 2018-02.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. We derived the April 27, 2019, balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 25, 2020.

To further strengthen our supply chain footprint, on August 8, 2019, we announced our plan to close our Redlands, California upholstered furniture manufacturing facility and move production to available capacity at our other North American facilities. In addition, we will transition the leather cut-and-sew operation from the Newton, Mississippi upholstered furniture manufacturing plant to another North American-based cut-and-sew facility. The company’s Redlands upholstered furniture plant currently employs about 350 people, accounts for approximately 10% of the La-Z-Boy branded business total upholstery production and manufactures recliners, motion sofas and classics (high-leg recliners). We plan to cease production at the Redlands plant in October 2019. The move of the Newton leather cut-and-sew operation is expected to fully transition by the end of calendar 2019 and will impact about 105 of the 525 employees at that location. The Redlands facility, which is approximately 200,000 square feet, will be idled after operations cease and marketed for sale.

As a part of our supply chain optimization initiative, we may incur expenses that qualify as exit and disposal costs under ASC 420, Exit or Disposal Cost Obligations. Other expenses that are an integral component of, and directly attributable to, restructuring activities do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments and other incremental costs. In the first quarter of fiscal 2020, we recognized a severance liability of $1.5 million within cost of sales that was probable and estimable at the end of the reporting period. These costs do not qualify as exit and disposal costs under ASC 420.

At July 27, 2019, we owned preferred shares of two privately-held companies, both of which are variable interest entities. We also hold a warrant to purchase common shares of one of these companies. We have not consolidated the results of either of these companies in our financial statements because we do not have the power to direct those activities that most significantly impact the economic performance of either of these companies and, therefore, are not the primary beneficiary.

Accounting pronouncements adopted in fiscal 2020

Each accounting standards updates (“ASUs”) adopted below had a significant impact on our accounting policies and/or our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 requiring lessees to record all operating leases on their balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. We have adopted this standard in the first quarter of fiscal 2020 using the modified retrospective approach.

The following table summarizes additional ASUs which were adopted in fiscal 2020, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description
ASU 2017-06

Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force)

ASU 2017-12	Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-07	Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
ASU 2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

Accounting pronouncements not yet adopted

The following table summarizes additional accounting pronouncements which we have not yet adopted, but we believe will not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2016-13	Financial Instruments – Credit losses	Fiscal 2021
ASU 2018-13	Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements	Fiscal 2021
ASU 2018-14	Compensation – Retirement benefits – Defined Benefit Plans – General – Changes to the Disclosure Requirements for Defined Benefit Plans	Fiscal 2022

Note 2: Acquisitions

We did not complete any acquisitions during the quarter ended July 27, 2019. Information regarding our fiscal 2019 acquisition below reflects revised estimates based on updated information obtained during the first quarter of fiscal 2020.

Corporate and Other acquisitions

On July 30, 2018, we completed our acquisition of Stitch Industries, Inc. ("Joybird"), an e-commerce retailer and manufacturer of upholstered furniture, for guaranteed cash payments of $75 million, which was subject to a working capital adjustment of $2.5 million. We received the working capital adjustment during the third quarter of fiscal 2019 from amounts placed in escrow at the time of the closing of the transaction. We acquired Joybird to better position ourselves for growth in the online selling environment and increase our visibility with millennial and Gen X consumers, while simultaneously leveraging our supply chain assets.

The guaranteed payments include a closing date cash payment of $37.5 million in purchase price consideration (net of the working capital adjustment), $7.5 million in prepaid compensation, and the assumption of $5.0 million of liabilities that will be paid within two years following the acquisition.The remaining $25 million will be paid in five annual installments of $5 million on the anniversary date of the acquisition, the first of which was paid in the first quarter of fiscal 2020. The merger agreement also includes two future earn-out opportunities based on Joybird’s financial performance in fiscal 2021 and fiscal 2023.

The $7.5 million of prepaid compensation relates to the retention of the four Joybird founders, now our employees, each of whom will forfeit proportional amounts if one or more of them resigns in the two years following the acquisition. We are amortizing the $7.5 million to selling, general & administrative expense over the two-year retention period on a straight-line basis. In addition to the guaranteed cash payments of $75 million, we recorded a contingent consideration liability on the date of acquisition of $7.5 million, which reflects the provisional fair value of the earn-out opportunities as of the date of acquisition. We also recorded a finite-lived intangible asset of $6.4 million reflecting the provisional fair value of the acquired Joybird® trade name, which we are amortizing to selling, general, and administrative (“SG&A”) expense on a straight-line basis over its useful life of eight years. The undiscounted range of the contingent consideration is zero to $65 million and is based on sales and profitability of Joybird in fiscal 2021 and fiscal 2023. Subsequent adjustments to the fair value of the contingent consideration will impact SG&A expense in our consolidated statement of income.

We recorded $78.8 million of goodwill related to the Joybird acquisition, related primarily to synergies we expect from the integration of the acquisition and the anticipated future benefits of these synergies. The finite-lived intangible asset and goodwill asset for Joybird are not deductible for federal income tax purposes.

When we acquired Joybird, we based the purchase price allocations on provisional fair values at the date of acquisition. During the first quarter of fiscal 2020, we obtained additional data and have revised certain of our estimates, resulting in the purchase price allocations shown below:

Second quarter
fiscal 2019
Corporate and
Other
(Amounts in thousands)	acquisitions
Fair value of consideration:
Cash (paid at closing)	$37,482
Guaranteed payment	22,489
Acquisition earn-out	7,500
Assumption of liability	5,000
Working capital adjustment	(2,486)
Total fair value of consideration	69,985

Amounts recognized for assets acquired and liabilities assumed:
Inventory	5,258
Other current assets	3,733
Property, plant and equipment	2,057
Finite-lived tradename	6,400
Other long-term assets	3,647
Accounts payable	(8,222)
Customer deposits	(13,904)
Other current liabilities	(7,681)
Other long-term liabilities	(150)
Total identifiable net liabilities acquired	(8,862)

Goodwill	$78,847

We included the Joybird operating segment in our other business activities which we report as Corporate and Other results upon acquisition.

The above acquisition was not material to our financial position or our results of operations, and therefore, pro-forma financial information is not presented. In accordance with Accounting Standard Codification Topic 805-10-25-15, the acquirer has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine, among other things, the identifiable assets acquired, liabilities assumed and consideration transferred for the acquisition, or other amounts used in measuring goodwill. As we are beyond the provisional period, all of the purchase accounting shown above is final.

Note 3: Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	7/27/19	7/28/18
Cash and cash equivalents	$111,622	$134,247
Restricted cash	1,970	2,358
Total cash, cash equivalents and restricted cash	$113,592	$136,605

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/27/19	4/27/19
Raw materials	$94,384	$90,359
Work in process	13,514	13,728
Finished goods	111,469	114,478
FIFO inventories	219,367	218,565
Excess of FIFO over LIFO	(21,666)	(21,666)
Total inventories	$197,701	$196,899

Note 5: Leases

During the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability.

The Company leases real estate for retail stores, distribution centers, warehouses, plants, showrooms and office space. We also have equipment leases for tractors/trailers, IT and office equipment and vehicles. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all of the economic benefits from the use of that identified asset. Most of our real estate leases include options to renew or terminate early. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet this criteria are included in the lease term at lease commencement.

Most of our leases do not have an interest rate implicit in the lease. As a result, for purposes of measuring our ROU asset and lease liability, we determine our incremental borrowing rate by applying a spread above the U.S. Treasury borrowing rates. In the case an interest rate is implicit in a lease we will use that rate as the discount rate for that lease. Some of our leases contain variable rent payments based on a Consumer Price Index or percentage of sales. Due to the variable nature of these costs, they are not included in the measurement of the ROU asset and lease liability.

The Company has elected to apply the practical expedients permitted under transition guidance to forgo the restatement of comparative periods and to not reassess leases entered into prior to adoption. In addition, we have elected the practical expedient to not separate lease and non-lease components when determining the ROU asset and lease liability. We have also made an accounting policy election to not recognize an ROU asset and lease liability on the balance sheet for those leases with an initial term of one year or less and instead such liabilities will be expensed on a straight-line basis over the lease term.

Supplemental balance sheet information (in thousands) related to leases as of July 27, 2019:

Operating leases
ROU assets	$312,312
Lease liabilities, short-term	64,031
Lease liabilities, long-term	262,264

Finance leases
ROU assets	$121
Lease liabilities, short-term	127
Lease liabilities, long-term	—

The ROU assets by segment are as follows (in thousands) as of July 27, 2019:

Upholstery	$55,057
Casegoods	2,205
Retail	248,338
Corporate & Other	6,833
Total ROU assets	$312,433

The components of lease cost are as follows (in thousands) for the quarter ended July 27, 2019:

Operating lease cost	$19,018
Financing lease cost	49
Short-term lease cost	25
Variable lease cost	40
Less: Sublease income	(628)
Total lease cost	$18,504

The following table presents supplemental lease disclosures for the quarter ended July 27, 2019:

(Dollars in thousands)	Operating	Financing
Cash paid for amounts included in the measurement of lease liabilities	$19,303	$49
Lease liabilities arising from new ROU assets	14,353	—

Weighted-average remaining lease term (years)	6.6	0.8
Weighted-average discount rate	3.9%	3.9%

The following table presents our undiscounted cash flows as of July 27, 2019 and our minimum contractual obligations on our leases as of April 27, 2019:

	7/27/19		4/27/19
(Amounts in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Within one year	$75,357	$129	$76,508	$180
After one year and within two years	68,610	—	71,544	19
After two years and within three years	55,219	—	58,763	—
After three years and within four years	43,029	—	46,541	—
After four years and within five years	34,193	—	36,082	—
After five years	93,658	—	102,782	—
Total lease payments	370,066	129	$392,220	$199
Less: Interest	43,771	2
Total lease obligations	$326,295	$127

Note 6: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Related Acquisition
Upholstery segment	Acquisition of the wholesale business in the United Kingdom and Ireland
Retail segment	Acquisitions of La-Z-Boy Furniture Galleries® stores
Corporate & Other	Acquisition of Joybird

The following is a roll-forward of goodwill for the quarter ended July 27, 2019:

	Upholstery	Retail	Corporate	Total
(Unaudited, amounts in thousands)	Segment	Segment	and Other	Goodwill
Balance at April 27, 2019	$12,148	$94,103	$79,616	$185,867
Acquisition adjustment	—	—	(769)	(769)
Translation adjustment	(500)	77	—	(423)
Balance at July 27, 2019	$11,648	$94,180	$78,847	$184,675

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Upholstery segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Casegoods segment	American Drew® trade name	Indefinite-lived
Retail segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following is a roll-forward of our other intangible assets for the quarter ended July 27, 2019:

	Indefinite-	Finite-	Indefinite-		Total
	Lived	Lived	Lived	Other	Other
	Trade	Trade	Reacquired	Intangible	Intangible
(Amounts in thousands)	Names	Names	Rights	Assets	Assets
Balance at April 27, 2019	$1,155	$5,801	$20,117	$2,834	$29,907
Amortization	—	(200)	—	(55)	(255)
Translation adjustment	—	—	58	(115)	(57)
Balance at July 27, 2019	$1,155	$5,601	$20,175	$2,664	$29,595

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

The following summarizes our investments at July 27, 2019, and April 27, 2019:

(Unaudited, amounts in thousands)	7/27/19	4/27/19
Short-term investments:
Marketable securities	$26,002	$18,016
Held-to-maturity investments	3,454	3,341
Total short-term investments	29,456	21,357

Long-term investments:
Marketable securities	21,023	24,085
Cost basis investments	11,979	11,979
Total long-term investments	33,002	36,064

Total investments	$62,458	$57,421

Investments to enhance returns on cash	$32,884	$31,470
Investments to fund compensation/retirement plans	$17,595	$13,972
Other investments	$11,979	$11,979

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type at July 27, 2019, and April 27, 2019:

At July 27, 2019
	Gross	Gross
(Unaudited, amounts in thousands)	Unrealized Gains	Unrealized Losses	Fair Value
Equity securities	$2,066	$—	$23,268
Fixed income	155	(47)	34,382
Other	324	(16)	4,808
Total securities	$2,545	$(63)	$62,458

At April 27, 2019
	Gross	Gross
(Unaudited, amounts in thousands)	Unrealized Gains	Unrealized Losses	Fair Value
Equity securities	$1,841	$—	$19,535
Fixed income	75	(111)	33,217
Other	258	(13)	4,669
Total securities	$2,174	$(124)	$57,421

The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Proceeds from sales	$4,060	$4,762
Gross realized gains	6	75
Gross realized losses	(2)	(55)

At July 27, 2019, the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity was $22.6 million within one year, $9.4 million within two to five years, $1.6 million within six to ten years, and $0.8 million thereafter.

Note 8: Employee Benefits

Pension

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

There were no net periodic pension costs associated with the terminated pension plan in the quarter ended July 27, 2019. For the quarter ended July 28, 2018, net periodic pension costs were as follows:

Quarter Ended
(Unaudited, amounts in thousands)	7/28/18
Service cost	$323
Interest cost	1,116
Expected return on plan assets	(1,136)
Net amortization	639
Net periodic pension cost	$942

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

Note 9: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims on new sales based on our historical claims experience and also provide for any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Upholstery segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our Upholstery segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the products sold by Joybird, which is part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Balance as of the beginning of the period	$22,736	$21,205
Accruals during the period	5,657	5,121
Settlements during the period	(5,557)	(5,233)
Balance as of the end of the period	$22,836	$21,093

As of July 27, 2019, and April 27, 2019, we included $13.9 million of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 10:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Equity-based awards expense	$1,675	$2,040
Liability-based awards expense	(60)	166
Total stock-based compensation expense	$1,615	$2,206

Stock Options. We granted 248,662 stock options to employees during the first quarter of fiscal 2020 and we have stock options outstanding from previous grants. In fiscal 2020, we have changed the grant mix to include fewer stock options and have replaced those awards with restricted shares. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our compensation committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We estimate forfeiture rates based on our employees’ forfeiture history and believe they will approximate future results. We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant.

We calculated the fair value of stock options granted during the first quarter of fiscal 2020 using the following assumptions:

Fiscal 2020
(Unaudited)	grant
Risk-free interest rate	2.19%
Dividend rate	1.72%
Expected life in years	5.0
Stock price volatility	34.27%
Fair value per share	$7.94

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

In fiscal 2013 and fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013 and April 26, 2014, respectively. As of July 27, 2019, we had 7,149 and 14,580 SARs outstanding for the fiscal 2013 and fiscal 2014 awards, respectively. These awards have exceeded their expected life and will be re-measured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At July 27, 2019, the intrinsic value per share of the fiscal 2013 and fiscal 2014 awards were $19.71 and $12.62, respectively.

Restricted Stock. We granted 166,399 shares of restricted stock to employees during the first quarter of fiscal 2020. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock awarded in the first quarter of fiscal 2020 was $30.24 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the grant date of the award. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.

Performance Shares. During the first quarter of fiscal 2020, we granted 155,605 performance-based shares. We also have performance-based share awards outstanding from previous grants. Payout of these grants depends on our financial performance (80%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (20%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years.

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2020 that vest based on attaining performance goals was $28.68, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For shares that vest based on market conditions, we expense compensation cost, net of estimated forfeitures, over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2020 grant of shares that vest based on market conditions was $38.75.

Note 11: Accumulated Other Comprehensive Loss

The activity in accumulated other comprehensive loss for the quarters ended July 27, 2019, and July 28, 2018, is as follows:

			Unrealized
		Change in	gain	Net pension	Accumulated
		fair value	on	amortization	other
	Translation	of cash	marketable	and net	comprehensive
(Unaudited, amounts in thousands)	adjustment	flow hedge	securities	actuarial loss	loss
Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	128	—	143	—	271
Reclassification of certain income tax effects (1)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	5	—	55	60
Tax effect	—	(1)	(35)	(14)	(50)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	128	(93)	366	(667)	(266)
Balance at July 27, 2019	$178	$(6)	$372	$(4,272)	$(3,728)

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to adoption of ASU 2018-02.

		Change in		Net pension
		fair value	Unrealized	amortization	Accumulated
		of cash	gain on	and net	other
	Translation	flow	marketable	actuarial	comprehensive
(Unaudited, amounts in thousands)	adjustment	hedge	securities	loss	loss
Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)
Changes before reclassifications	(2,961)	(509)	73	—	(3,397)
Cumulative effect adjustment for investments (1)	—	—	(1,637)	—	(1,637)
Amounts reclassified to net income	—	67	(19)	686	734
Tax effect	—	109	(13)	(170)	(74)
Other comprehensive income attributable to La-Z-Boy Incorporated	(2,961)	(333)	(1,596)	516	(4,374)
Balance at July 28, 2018	$(573)	$(179)	$(220)	$(28,601)	$(29,573)

(1)	The cumulative effect adjustment for investments is composed of $2.1 million of unrealized gains on equity investments offset by $0.5 million of tax expense. We reclassified the net $1.6 million of cumulative effect adjustment from accumulated other comprehensive loss to retained earnings as a result of adopting Accounting Standards Update 2016-01 (see Note 1 for further information).

We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other income (expense), net.

The components of non-controlling interest for the quarters ended July 27, 2019, and July 28, 2018, were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Balance as of the beginning of the period	$14,468	$13,035
Net income	(81)	648
Other comprehensive income	486	(1,228)
Balance as of the end of the period	$14,873	$12,455

Note 12: Revenue Recognition

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

The following table disaggregates our revenue by product category by segment or unit for the quarter ended July 27, 2019:

				Corporate
(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	and Other	Total
Motion Upholstery Furniture	$179,522	$—	$85,184	$—	$264,706
Stationary Upholstery Furniture	87,509	4,144	29,153	22,952	143,758
Bedroom Furniture	—	8,193	1,447	1,182	10,822
Dining Room Furniture	—	5,405	2,599	394	8,398
Occasional Furniture	312	10,823	5,125	361	16,621
Other (1)	26,073	(1,430)	19,488	(4,337)	39,794
Total	$293,416	$27,135	$142,996	$20,552	484,099

		Eliminations			(70,466)
		Consolidated Net Sales			$413,633

(1)	Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives.

The following table disaggregates our revenue by product category by segment for the quarter ended July 28, 2018:

(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Total
Motion Upholstery Furniture	$187,659	$—	$74,957	$262,616
Stationary Upholstery Furniture	85,290	3,942	23,164	112,396
Bedroom Furniture	—	8,364	855	9,219
Dining Room Furniture	—	5,929	1,583	7,512
Occasional Furniture	393	11,988	3,974	16,355
Other (1)	20,056	(1,837)	14,695	32,914
Total	$293,398	$28,386	$119,228	441,012

		Corporate and Other (2)		3,865
		Eliminations		(60,182)
		Consolidated Net Sales		$384,695

(1)	Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, discounts & allowances, rebates and other sales incentives
(2)	Primarily includes revenue for royalties and intercompany commissions

Motion Upholstery Furniture - Includes gross revenue for upholstered furniture, such as recliners, sofas, loveseats, chairs, sectionals and modulars that have a mechanism that allows the back of the product to recline or the product's footrest to extend. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

Stationary Upholstery Furniture - Includes gross revenue for upholstered furniture, such as sofas, loveseats, chairs, sectionals, modulars, and ottomans that do not have a mechanism. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, other major dealers, independent retailers, and the end consumer.

Bedroom Furniture - Includes gross revenue for casegoods furniture typically found in a bedroom, such as beds, chests, dressers, nightstands and benches. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

Dining Room Furniture - Includes gross revenue for casegoods furniture typically found in a dining room, such as dining tables, dining chairs, storage units and stools. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

Occasional Furniture - Includes gross revenue for casegoods furniture found throughout the home, such as cocktail tables, chairsides, sofa tables, end tables, and entertainment centers. This gross revenue includes sales to La-Z-Boy Furniture Galleries® stores (including company-owned stores), independent retailers, and the end consumer.

Our consolidated balance sheet includes current assets of $18.9 million that we reported as other receivables. These other receivables represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2020, we had $17.0 million of other receivables.

We receive deposits from end consumers before we recognize revenue, resulting in customer deposits, and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the “contract liabilities”). At July 27, 2019, we included $48.8 million of customer deposits and $18.9 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2020, we had $42.8 million of customer deposits and $17.0 million of deferred revenues. During the quarter ended July 27, 2019, we recognized revenue of $52.4 million related to our contract liabilities.

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

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Sales
Upholstery segment:
Sales to external customers	$230,767	$240,054
Intersegment sales	62,649	53,344
Upholstery segment sales	293,416	293,398

Casegoods segment:
Sales to external customers	22,006	24,403
Intersegment sales	5,129	3,983
Casegoods segment sales	27,135	28,386

Retail segment sales	142,996	119,228

Corporate and Other:
Sales to external customers	17,864	1,010
Intersegment sales	2,688	2,855
Corporate and Other sales	20,552	3,865

Eliminations	(70,466)	(60,182)
Consolidated sales	$413,633	$384,695

Operating Income (Loss)
Upholstery segment	$26,267	$23,884
Casegoods segment	2,597	3,080
Retail segment	8,477	4,458
Corporate and Other	(13,919)	(8,262)
Consolidated operating income	23,422	23,160
Interest expense	(318)	(104)
Interest income	727	602
Other income (expense), net	(760)	892
Income before income taxes	$23,071	$24,550

Note 14: Income Taxes

Our effective tax rate was 22.0% for the first quarter of fiscal 2020, as compared with 22.8% in the first quarter of fiscal 2019. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Absent discrete adjustments, our effective tax rate in the first quarter of fiscal 2020 would have been 25.2%.

Note 15: Earnings per Share

Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. The restricted stock awards we granted in fiscal 2019 and fiscal 2020 do not have non-forfeitable rights to dividends and therefore are not considered participating securities. The dividends on the restricted stock awards granted in fiscal 2019 and fiscal 2020 are and will continue to be held in escrow until the stock awards vest at which time we will pay any accumulated dividends.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$18,069	$18,303
Income allocated to participating securities	(39)	(76)
Net income available to common Shareholders	$18,030	$18,227

Denominator:
Basic weighted average common shares outstanding	46,820	46,716
Add:
Contingent common shares	130	66
Stock option dilution	175	379
Diluted weighted average common shares outstanding	47,125	47,161

Earnings per Share:
Basic	$0.39	$0.39
Diluted	$0.38	$0.39

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.4 million shares for the quarter ended July 27, 2019, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. Similarly, we excluded options to purchase 0.4 million shares from the diluted share calculation for the quarter ended July 28, 2018.

Note 16: Fair Value Measurements

Accounting standards require that we put financial assets and liabilities into one of three categories based on the inputs we use to value them:

●	Level 1 — Financial assets and liabilities the values of which are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.
●	Level 2 — Financial assets and liabilities the values of which are based on quoted prices in markets that are not active or on model inputs that are observable for substantially the full term of the asset or liability.

●	Level 3 — Financial assets and liabilities the values of which are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at July 27, 2019, and April 27, 2019. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 27, 2019
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$10	$35,627	$—
Held-to-maturity investments	3,454	—	—
Cost basis investments	—	—	11,979
Total assets	$3,464	$35,627	$11,979

Liabilities
Contingent consideration liability	$—	$—	$7,900

At April 27, 2019
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3
Assets
Marketable securities	$5	$34,390	$—
Held-to-maturity investments	3,341	—	—
Cost basis investment	—	—	11,979
Total assets	$3,346	$34,390	$11,979

Liabilities
Contingent consideration liability	$—	$—	$7,900

At July 27, 2019 and April 27, 2019, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs. At July 27, 2019, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-

held companies. The fair value for our Level 3 investments is not readily available so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. Our Level 3 liability includes our contingent consideration liabilities on recent acquisitions. We estimated the provisional fair value of the $7.9 million contingent consideration liability for the acquisition of Joybird. The fair value of contingent consideration is based on future revenues and earnings in fiscal 2021 and fiscal 2023. The fair value was determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earn-out periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earn-out payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 4.2% for the fiscal 2021 milestone and 4.7% for the fiscal 2023 milestone. We estimated the fair value of the remainder of our Level 3 contingent consideration liabilities using the present value of the probability-weighted future cash flows.

There were no changes to the fair value of our Level 3 assets and liabilities during the first quarter of fiscal 2020. Our asset leveling presented above does not include certain marketable securities investments that are measured at fair value using net asset value per share under the practical expedient methodology. These investments are still included in the total fair value column of the table in our investment footnote (see Note 7). The fair value of the investments measured using net asset value at July 27, 2019, and April 27, 2019, was $11.4 million and $7.7 million, respectively.

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

Cautionary Statement Concerning Forward-Looking Statements

La-Z-Boy Incorporated and its subsidiaries (individually and collectively, “we,” “our” or the “Company”) make forward-looking statements in this report, and its representatives may make oral forward-looking statements from time to time. Generally, forward-looking statements include information concerning possible or assumed future actions, events or results of operations. More specifically, forward-looking statements may include information regarding:

● future income, margins and cash flows	● future economic performance
● future sales	● industry and importing trends
● adequacy and cost of financial resources	● management plans and strategic initiatives

Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes,” “plans,” “could,” “intends” and “expects” or similar expressions. With respect to all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) changes in the stock market impacting our profitability and our effective tax rate; (i) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (j) changes in legislation, including the tax code, or changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of bilateral and multilateral trade agreements impacting our business; (k) adoption of new accounting principles; (l) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure, transport or import, or material increases to the cost of transporting or importing, fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) information technology conversions or system failures and our ability to recover from a system failure; (o) effects of our brand awareness and marketing programs; (p) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (q) litigation arising out of alleged defects in our products; (r) unusual or significant litigation; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (t) the ability to increase volume through our e-commerce initiatives; (u) the impact of potential goodwill or intangible asset impairments; and (v) those matters discussed in Item 1A of our Annual Report on Form 10-K for the year ended April 27, 2019 and other factors identified from time-to-time in our reports filed with the SEC. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.

Introduction

Our Business

We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. As of July 27, 2019, we had seven major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. On August 8, 2019, we announced that as part of our supply chain optimization initiative, we will be closing one of our manufacturing facilities, located in Redlands, California. We expect to cease operations in Redlands by the end of October 2019. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through stores that we own and operate and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 352 La-Z-Boy Furniture Galleries® stores and 554 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 155 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 554 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 595 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.4 million square feet worldwide. Joybird, which we acquired in the second quarter of fiscal 2019, sells product almost exclusively online and has a limited amount of proprietary retail floor space it uses as a showroom to develop its brand.

Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business.

We drive growth in the following ways:

●	Our branded distribution channels, which include the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. We expect this initiative to generate growth in our Retail segment through an increased company-owned store count and in our wholesale Upholstery segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs.
●	Our company-owned retail business. We are growing this business by increasing same-store sales through improved execution at the store level and by acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.
●	Our unique multi-channel distribution network. In addition to our branded distribution channels, nearly 2,100 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Art Van, Nebraska Furniture Mart, and Slumberland. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.
●	Our on-trend products including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features a celebrity brand ambassador, Kristen Bell, and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.
●	Our innovative products, including stain-resistant iCleanTM and eco-friendly Conserve TM fabrics and our power products, some of which include dual mechanisms and articulating headrests. Our recent innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in January 2019 at our Dayton, Tennessee campus.
●	Our multi-faceted online strategy to participate in and leverage the growth of online furniture sales. On July 30, 2019, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture, which positions us for growth in the ever-changing online selling environment and allows us to better reach millennial and Gen X consumers and leverage our supply chain assets. In addition, we continue to increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair and Amazon.

Our reportable operating segments are the Upholstery segment, the Casegoods segment and the Retail segment.

●	Upholstery Segment. Our Upholstery segment is our largest business segment and consists primarily of two operating segments: La-Z-Boy, our largest operating segment, and the operating segment for our England subsidiary. The Upholstery segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Upholstery segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas. The Upholstery segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

●	Casegoods Segment. Our Casegoods segment consists of one operating segment that sells furniture under three brands: American Drew®, Hammary®, and Kincaid®. The Casegoods segment is an importer, marketer, and distributor of casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces, and also manufactures some custom upholstered furniture. The Casegoods segment sells directly to major dealers, as well as La-Z-Boy Furniture Galleries® stores, and a wide cross-section of other independent retailers.
●	Retail Segment. Our Retail segment consists of one operating segment comprising our 155 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.
●	Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to end consumers almost exclusively online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments at this time.

Results of Operations

Fiscal 2020 First Quarter Compared with Fiscal 2019 First Quarter

La-Z-Boy Incorporated

	Quarter	Quarter
	Ended	Ended	%
(Unaudited, amounts in thousands, except percentages)	7/27/19	7/28/18	Change
Sales	$413,633	$384,695	7.5%
Operating income	23,422	23,160	1.1%
Operating margin	5.7%	6.0%

Sales

Consolidated sales increased $28.9 million in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019, due to growth in our Retail segment and from our recent acquisition of Joybird. Sales in our Upholstery segment were flat. Sales in our Casegoods segment decreased due to lower units. Sales increased in our Retail segment, primarily due to our acquired stores as well as delivered same-store sales increases. Sales also benefitted from the acquisition of the Joybird ecommerce business reflected in Corporate & Other.

Operating Margin

Operating margin decreased 30 basis points in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

●	Gross margin increased 200 basis points in the first quarter of fiscal 2020 compared with the same period a year ago.

o	Changes in our consolidated sales mix increased gross margin 140 basis points in the first quarter of fiscal 2020 compared with the same quarter last fiscal year. This benefit was driven by the growth of our Retail segment and the acquisition of Joybird, which have higher gross margins than our Upholstery and Casegoods segments.
o	As announced on August 8, 2019, to further strengthen our supply chain manufacturing footprint, the company will close its Redlands, California upholstered furniture manufacturing facility and move production to available capacity at its other North American facilities. In addition, the company will transition the leather cut-and-sew operation from its Newton, Mississippi upholstered furniture manufacturing plant to its other North American-based cut and sew facility. In connection with these actions, we recognized a severance liability that was probable and estimable at the end of the reporting period, which resulted in a gross margin decrease of 40 basis points.
o	Our Upholstery segment’s gross margin increased primarily due to improved raw material costs and improved supply chain performance which offset other higher input costs.
o	Our Casegoods segment’s gross margin decreased primarily due to decreased sales volume, higher ocean freight costs, and the impact of tariffs on goods imported from China.
o	Our Retail segment’s gross margin decreased primarily due to higher tariff costs, partly offset by our acquired stores, which have gross margins that are slightly higher than our average store, as well as higher design services and custom sales.

●	Selling, general, and administrative (“SG&A”) expenses as a percentage of sales increased 230 basis points in the first quarter of fiscal 2020 compared with the same period a year ago.

o	Changes in our consolidated sales mix increased SG&A expenses as a percentage of sales by 300 basis points in the first quarter of fiscal 2020 compared to the same quarter last fiscal year. This increase was driven by the growth of our Retail segment and the acquisition of Joybird, which have higher levels of SG&A expense as a percentage of sales than our Upholstery and Casegoods segments.
o	Additionally, purchase accounting charges related to our acquisitions increased SG&A expenses as a percentage of sales 30 basis points.
o	Offsetting these changes, SG&A expense as a percentage of sales benefitted from the leverage of fixed costs on higher sales volume in our Retail segment.

We discuss each segment’s results in the following section.

Upholstery Segment

	Quarter	Quarter
	Ended	Ended	%
(Unaudited, amounts in thousands, except percentages)	7/27/19	7/28/18	Change
Sales	$293,416	$293,398	0.0%
Operating income	26,267	23,884	10.0%
Operating margin	9.0%	8.1%

Sales

The Upholstery segment’s sales were flat in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019. Tariff surcharges and higher selling prices increased sales by 1.8% and 0.5%, respectively, in the first quarter of fiscal 2020 compared with the same period a year ago. Lower unit sales from our England subsidiary and our international distribution channel more than offset North American La-Z-Boy sales, resulting in a 1.8% decrease in sales. Changes in our product mix drove a reduction in sales due to lower sales of our duo® product partly offset by higher sales of occasional chairs and sectionals.

Operating Margin

Operating margin improved 90 basis points in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

●	Gross margin increased 100 basis points in the first quarter of fiscal 2020 compared with the same period a year ago.
o	Changes in raw material prices, primarily for polyurethane foam, plywood and leather sets, provided an 80 basis point benefit to the segment’s gross margin.
o	We experienced improvements in our supply chain, including procurement, manufacturing operations and logistics, which increased the segment’s gross margin by 50 basis points.
o	Higher selling prices, net of discounts, resulted in a 40 basis point increase in gross margin.
o	In connection with our supply chain optimization initiative, we recognized a severance liability that was probable and estimable at the end of the reporting period, which resulted in a gross margin decrease of 50 basis points.

●	SG&A expense as a percentage of sales was essentially flat, increasing 10 basis points in the first quarter of fiscal 2020 compared with the same period a year ago.

Casegoods Segment

	Quarter	Quarter
	Ended	Ended	%
(Unaudited, amounts in thousands, except percentages)	7/27/19	7/28/18	Change
Sales	$27,135	$28,386	(4.4)%
Operating income	2,597	3,080	(15.7)%
Operating margin	9.6%	10.9%

Sales

The Casegoods segment’s sales decreased $1.3 million in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 primarily due to lower sales volume that was partly due to inventory delays from one of our Asian suppliers.

Operating Margin

Operating margin decreased 130 basis points in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

●	Gross margin decreased 70 basis points in the first quarter of fiscal 2020, compared with the same quarter a year ago primarily due to a decrease in units sold, higher ocean freight costs, and the impact of tariffs on goods imported from China.
●	SG&A expense as a percentage of sales was 60 basis points higher in the first quarter of fiscal 2020 compared with the same quarter a year ago, primarily due to the inability to absorb fixed selling costs on lower sales volume.

Retail Segment

	Quarter	Quarter
	Ended	Ended	%
(Unaudited, amounts in thousands, except percentages)	7/27/19	7/28/18	Change
Sales	$142,996	$119,228	19.9%
Operating income	8,477	4,458	90.2%
Operating margin	5.9%	3.7%

Sales

The Retail segment’s sales increased $23.8 million in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019. In the first quarter of fiscal 2020, sales attributable to acquired stores increased $18.9 million and delivered same-store sales increased 3.5%, or $4.2 million, compared to the first quarter of fiscal year 2019. The higher delivered same-store sales were primarily driven by improved execution at the store level. The remainder of the increase in sales was due to the impact of new and closed stores.

Operating Margin

Operating margin increased 220 basis points in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

●	Gross margin decreased 30 basis points in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019, primarily due to tariff costs for finished goods imported from China, primarily on occasional tables. This impact was partially offset by the benefit of acquired stores, which have gross margins that are slightly higher than our average store.
●	SG&A expense as a percentage of sales improved 250 basis points in the first quarter of fiscal 2020 compared with the same period a year ago as we were better able to leverage our fixed costs (primarily occupancy, advertising and administrative costs) on increased delivered same-store sales. Additionally, acquired stores operate with lower SG&A expense as a percentage of sales compared with our existing stores.

Corporate and Other

	Quarter	Quarter
	Ended	Ended	%
(Unaudited, amounts in thousands, except percentages)	7/27/19	7/28/18	Change
Sales	$20,552	$3,865	431.7%
Eliminations	(70,466)	(60,182)	(17.1)%
Operating loss	(13,919)	(8,262)	(68.5)%

Sales

Sales increased in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 primarily due to the acquisition of Joybird, which contributed $17.2 million in sales.

Eliminations increased in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 due to higher sales from our Upholstery and Casegoods segments to our Retail segment, resulting from increased sales in the Retail segment and the impact of acquired stores.

Operating Loss

Our Corporate and Other operating loss increased $5.7 million in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019, and was primarily driven by the operating results of our Joybird acquisition as well as $1.1 million of purchase accounting charges. The Joybird operating loss was higher in the first quarter of fiscal 2020 than in the prior three quarters since our acquisition, driven by lower seasonal sales volume and consistent customer acquisition costs.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was $0.8 million of expense in the first quarter of fiscal 2020 compared with $0.9 million of income in the first quarter of fiscal 2019. The expense in first quarter of fiscal year 2020 was primarily due to foreign exchange losses, partially offset by unrealized gains on investments. The income in fiscal 2019 was primarily due to exchange rate and investment gains, partially offset by pension costs.

Income Taxes

Our effective tax rate was 22.0% for the first quarter of fiscal 2020, as compared with 22.8% in the first quarter of fiscal 2019. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Absent discrete adjustments, our effective tax rate in the first quarter of fiscal 2020 would have been 25.2%.

Liquidity and Capital Resources

Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash, cash equivalents and restricted cash of $113.6 million at July 27, 2019, compared with $131.8 million at April 27, 2019. In addition, we had investments to enhance our returns on cash of $32.9 million at July 27, 2019, compared with $31.5 million at April 27, 2019.

We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At July 27, 2019, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $138.8 million of the $150.0 million credit commitment.

Capital expenditures for first quarter of fiscal 2020 were $12.3 million compared with $15.9 million during the first quarter of fiscal 2019. Capital expenditures in the first quarter of fiscal 2020 included spending on manufacturing machinery and equipment, upgrades to our upholstered furniture manufacturing plant in Dayton, Tennessee, and completion of our England subsidiary’s construction of their new corporate office building. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $50 to $60 million for fiscal 2020, consisting of, among other things, plant upgrades to our upholstered furniture manufacturing facilities in Dayton, Tennessee and Neosho, Missouri, as well as improvements to several of our retail stores.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Our board of directors has authorized the purchase of company stock. As of July 27, 2019, 5.5 million shares remained available for purchase pursuant to this authorization. We purchased 0.4 million shares during the first quarter of fiscal 2020, for a total of $12.3 million. With the cash flows we anticipate generating in fiscal 2020, we expect to continue being opportunistic in purchasing company stock.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/27/19	7/28/18
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$19,340	$32,154
Net cash used for investing activities	(18,301)	(15,182)
Net cash used for financing activities	(19,889)	(15,637)
Exchange rate changes	655	(1,601)
Change in cash, cash equivalents and restricted cash	$(18,195)	$(266)

Operating Activities

During the first quarter of fiscal 2020, net cash provided by operating activities was $19.3 million. Our cash provided by operating activities was primarily attributable to net income generated during the quarter and $8.5 million from the collection of accounts receivable. This was partially offset by a $15.2 million decrease in accrued expenses due to the payout of fiscal 2019 incentive compensation awards during the first quarter of fiscal 2020.

During the first quarter of fiscal 2019, net cash provided by operating activities was $32.2 million and was primarily attributable to net income generated during the quarter and cash collections of $14.2 million from accounts receivable. Our accounts receivable are typically at a lower level in the first quarter of our fiscal year primarily due to lower sales volume and ongoing collection of prior receivables. In the first quarter of fiscal 2019, the net income we generated and cash we collected was somewhat offset by cash used to fund inventory growth during the quarter to ensure that our inventories were aligned with our sales volume.

Investing Activities

During the first quarter of fiscal 2020, net cash used for investing activities was $18.3 million primarily due to $12.3 million used for capital expenditures and $5.4 million related to the acquisition of Joybird. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility, and completion of our England subsidiary’s new corporate office building.

During the first quarter of fiscal 2019, net cash used for investing activities was $15.2 million primarily due to capital expenditures. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment and construction of our new Innovation Center.

Financing Activities

During the first quarter of fiscal 2020, net cash used for financing activities was $19.9 million, primarily due to $12.3 million used to purchase our common stock pursuant to our share repurchase authorization and $6.1 million paid to our shareholders in quarterly dividends.

During the first quarter of fiscal 2019, net cash used for financing activities was $15.6 million, including $7.9 million used to purchase our common stock pursuant to our share repurchase authorization and $5.6 million paid to our shareholders in quarterly dividends.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $0.7 million and decreased by $1.6 million from the end of fiscal year 2019 to the end of the first quarter of fiscal 2020 and from the end of fiscal 2018 to the end of the first quarter of fiscal 2019, respectively. These changes impacted our cash balances held in Canada, the United Kingdom, and Thailand.

Other

During the first quarter of fiscal 2020, there were no material changes to the information about our contractual obligations and commitment shown in the table contained in our fiscal 2019 Annual Report on Form 10-K.

We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. There were no material changes to our critical accounting policies during the three months ended July 27, 2019, except for changes related to our adoption of Accounting Standards Codification Topic 842 as described in Note 1 and Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first quarter of fiscal 2020, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended October 27, 2018, we acquired Stitch Industries, Inc. (“Joybird”) and the business comprising the assets acquired from EBCO, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona. We are currently integrating Joybird and the business comprising the assets acquired from EBCO, Inc. into our operations, compliance programs, and internal control processes.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Form 10-K for the fiscal year ended April 27, 2019. There have been no material changes to our risk factors during the first quarter of fiscal 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. During the fourth quarter of fiscal 2019, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective April 1, 2019. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on July 26, 2019. We spent $12.3 million in the first quarter of fiscal 2020 to purchase 0.4 million shares. As of July 27, 2019, 5.5 million shares remained available for purchase pursuant to the board authorization. With the cash flows we anticipate generating in fiscal 2020, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended July 27, 2019:

			Total number	Maximum
			of shares	number of
	Total		purchased as	shares that
	number of	Average	part of	may yet be
	shares	price	publicly	purchased
	purchased	paid per	announced	under the
(Unaudited, amounts in thousands, except per share data)	(1)	share	plan (2)	plan
Fiscal May (April 28 – June 1, 2019)	99	$33.24	99	5,834
Fiscal June (June 2 – June 29, 2019)	280	$30.79	224	5,610
Fiscal July (June 30 – July 27, 2019)	68	$30.98	68	5,542
Fiscal First Quarter of 2020	447	$31.36	391	5,542

(1)In addition to the 391,004 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 56,389 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance based shares.
(2)On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 27, 2019, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 20, 2019

	BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes
Vice President, Corporate Controller and Chief Accounting Officer