Form 10-Q
period 2019-10-26
LA-Z-BOY INC
filed 2019-11-20
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2019
or
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2019
Common Stock, $1.00 Par Value	46,382,907

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2020

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/26/19	10/27/18	10/26/19	10/27/18
Sales	$447,212	$439,333	$860,845	$824,028
Cost of sales	264,823	264,928	510,744	501,101
Gross profit	182,389	174,405	350,101	322,927
Selling, general and administrative expense	152,788	145,905	297,078	271,267
Operating income	29,601	28,500	53,023	51,660
Interest expense	(308)	(501)	(626)	(605)
Interest income	522	392	1,249	994
Other income (expense), net	1,368	(1,997)	608	(1,105)
Income before income taxes	31,183	26,394	54,254	50,944
Income tax expense	8,279	6,045	13,362	11,644
Net income	22,904	20,349	40,892	39,300
Net income attributable to noncontrolling interests	(311)	(337)	(230)	(985)
Net income attributable to La-Z-Boy Incorporated	$22,593	$20,012	$40,662	$38,315

Basic weighted average common shares	46,551	46,888	46,686	46,802
Basic net income attributable to La-Z-Boy Incorporated per share	$0.48	$0.43	$0.87	$0.82

Diluted weighted average common shares	46,879	47,259	47,010	47,219
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.48	$0.42	$0.86	$0.81
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18	10/26/19	10/27/18
Net income	$22,904	$20,349	$40,892	$39,300
Other comprehensive income (loss)
Currency translation adjustment	1,526	1,168	2,140	(3,021)
Change in fair value of cash flow hedges, net of tax	6	155	10	(178)
Net unrealized gain on marketable securities, net of tax	46	23	154	64
Net pension amortization, net of tax	41	517	82	1,033
Total other comprehensive income (loss)	1,619	1,863	2,386	(2,102)
Total comprehensive income before allocation to noncontrolling interests	24,523	22,212	43,278	37,198
Comprehensive income attributable to noncontrolling interests	(671)	(956)	(1,076)	(376)
Comprehensive income attributable to La-Z-Boy Incorporated	$23,852	$21,256	$42,202	$36,822
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/26/19	4/27/19
Current assets
Cash and equivalents	$117,569	$129,819
Restricted cash	1,972	1,968
Receivables, net of allowance of $2,273 at 10/26/19 and $2,180 at 4/27/19	155,086	143,288
Inventories, net	205,124	196,899
Other current assets	81,838	69,144
Total current assets	561,589	541,118
Property, plant and equipment, net	210,400	200,523
Goodwill	185,123	185,867
Other intangible assets, net	29,458	29,907
Deferred income taxes – long-term	20,911	20,670
Right of use lease asset	302,300	—
Other long-term assets, net	82,547	81,705
Total assets	$1,392,328	$1,059,790

Current liabilities
Current portion of long-term debt	$—	$180
Accounts payable	71,852	65,365
Lease liability, short-term	64,024	—
Accrued expenses and other current liabilities	181,730	173,091
Total current liabilities	317,606	238,636
Long-term debt	—	19
Lease liability, long-term	252,456	—
Other long-term liabilities	111,524	124,159
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 46,439 outstanding at 10/26/19 and 46,955 outstanding at 4/27/19	46,439	46,955
Capital in excess of par value	314,239	313,168
Retained earnings	336,989	325,847
Accumulated other comprehensive loss	(2,468)	(3,462)
Total La-Z-Boy Incorporated shareholders' equity	695,199	682,508
Noncontrolling interests	15,543	14,468
Total equity	710,742	696,976
Total liabilities and equity	$1,392,328	$1,059,790

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18
Cash flows from operating activities
Net income	$40,892	$39,300
Adjustments to reconcile net income to cash provided by (used for) operating activities
Gain on disposal of assets	(283)	(72)
Change in deferred taxes	273	1,572
Provision for doubtful accounts	350	315
Depreciation and amortization	14,936	15,541
Equity-based compensation expense	4,707	5,679
Pension plan contributions	—	(7,000)
Change in receivables	(12,722)	122
Change in inventories	(7,645)	(15,037)
Change in other assets	28,136	(15,781)
Change in payables	3,854	6,034
Change in other liabilities	(18,796)	15,411
Net cash provided by operating activities	53,702	46,084

Cash flows from investing activities
Proceeds from disposals of assets	88	256
Proceeds from insurance	1,018	114
Capital expenditures	(22,949)	(26,926)
Purchases of investments	(17,798)	(5,193)
Proceeds from sales of investments	13,171	7,754
Acquisitions	(5,875)	(78,145)
Net cash used for investing activities	(32,345)	(102,140)

Cash flows from financing activities
Net proceeds from credit facility	—	35,000
Payments on debt and finance lease liabilities	(95)	(116)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	571	4,039
Purchases of common stock	(23,167)	(11,610)
Dividends paid	(12,151)	(11,278)
Net cash (used for) provided by financing activities	(34,842)	16,035

Effect of exchange rate changes on cash and equivalents	1,239	(982)
Change in cash, cash equivalents and restricted cash	(12,246)	(41,003)
Cash, cash equivalents and restricted cash at beginning of period	131,787	136,871
Cash, cash equivalents and restricted cash at end of period	$119,541	$95,868

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$5,805	$4,442
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976
Net income (loss)	—	—	18,069	—	(81)	17,988
Other comprehensive income	—	—	—	281	486	767
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	126	126	(1,669)	—	—	(1,417)
Purchases of 391 shares of common stock	(391)	(3,762)	(8,160)	—	—	(12,313)
Stock option and restricted stock expense	—	1,675	—	—	—	1,675
Cumulative effect adjustment for leases, net of tax (1)	—	—	574	—	—	574
Reclassification of certain income tax effects (2)	—	—	547	(547)	—	—
Dividends declared and paid ($0.13/share)	—	—	(6,112)	—	—	(6,112)
At July 27, 2019	$46,690	$311,207	$329,096	$(3,728)	$14,873	$698,138
Net income	—	—	22,593	—	311	22,904
Other comprehensive income	—	—	—	1,260	359	1,619
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	84	1,908	(4)	—	—	1,988
Purchases of 335 shares of common stock	(335)	(1,908)	(8,611)	—	—	(10,854)
Stock option and restricted stock expense	—	3,032	—	—	—	3,032
Dividends declared and paid ($0.13/share)	—	—	(6,039)	—	—	(6,039)
Dividends declared not paid ($0.13/share)	—	—	(46)	—	—	(46)
At October 26, 2019	$46,439	$314,239	$336,989	$(2,468)	$15,543	$710,742

(1)	Cumulative effect adjustment of deferred gains on prior sale/leaseback transactions as a result of adopting ASU 2016-02.

(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from Accumulated Other Comprehensive Income ("AOCI") to retained earnings due to the adoption of ASU 2018-02.

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 28, 2018	$46,788	$298,948	$291,644	$(25,199)	$13,035	$625,216
Net income	—	—	18,303	—	648	18,951
Other comprehensive (loss)	—	—	—	(2,737)	(1,228)	(3,965)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	160	(42)	(2,127)	—	—	(2,009)
Purchases of 257 shares of common stock	(257)	(176)	(7,511)	—	—	(7,944)
Stock option and restricted stock expense	—	2,040	—	—	—	2,040
Cumulative effect adjustment for investments, net of tax	—	—	1,637	(1,637)	—	—
Dividends declared and paid ($0.12/share)	—	—	(5,625)	—	—	(5,625)
At July 28, 2018	$46,691	$300,770	$296,321	$(29,573)	$12,455	$626,664
Net income	—	—	20,012	—	337	20,349
Other comprehensive income	—	—	—	1,244	619	1,863
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	335	5,748	(35)	—	—	6,048
Purchases of 121 shares of common stock	(121)	(2,456)	(1,089)	—	—	(3,666)
Stock option and restricted stock expense	—	3,639	—	—	—	3,639
Dividends declared and paid ($0.12/share)	—	—	(5,653)	—	—	(5,653)
Dividends declared not paid ($0.12/share)	—	—	(13)	—	—	(13)
At October 27, 2018	$46,905	$307,701	$309,543	$(28,329)	$13,411	$649,231

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
To further strengthen our supply chain footprint, on August 8, 2019, we announced our plan to close our Redlands, California upholstered furniture manufacturing facility and move production to available capacity at our other North American facilities. In addition, we are transitioning the leather cut-and-sew operation from the Newton, Mississippi upholstered furniture manufacturing plant to another North American-based cut-and-sew facility. The company’s Redlands upholstered furniture plant employed about 350 people, accounted for approximately 10% of the La-Z-Boy branded business total upholstery production and manufactured recliners, motion sofas and classics (high-leg recliners). Production has ceased at the Redlands plant as of the end of the second quarter of fiscal 2020. The move of the Newton leather cut-and-sew operation is expected to fully transition by the end of the third quarter of fiscal 2020 and will impact about 105 of the 525 employees at that location. The Redlands facility, which is approximately 200,000 square feet, has been idled and marketed for sale.
As a part of our supply chain optimization initiative, we may incur expenses that qualify as exit and disposal costs under ASC 420, Exit or Disposal Cost Obligations. Other expenses that are an integral component of, and directly attributable to, restructuring activities do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments and other incremental costs. In the first six months of fiscal 2020, we recognized pre-tax expenses associated with this initiative of $4.3 million within cost of sales. These costs do not qualify as exit and disposal costs under ASC 420.
At October 26, 2019, we owned preferred shares of two privately-held companies, both of which are variable interest entities. We also hold a warrant to purchase common shares of one of these companies. We have not consolidated the results of either of these companies in our financial statements because we do not have the power to direct those activities that most significantly impact the economic performance of either of these companies and, therefore, are not the primary beneficiary.
Accounting pronouncement adopted in fiscal 2020
Each accounting standards update (“ASUs”) adopted below had a significant impact on our accounting policies and/or our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to record all operating leases on their balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. We have adopted this standard in the first quarter of fiscal 2020 using the modified retrospective approach. See Note 5 for further information.

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

ASU 2017-12	Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Income Statement – Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-07	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
ASU 2018-13	Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements
ASU 2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

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

Note 2: Acquisitions
We did not complete any acquisitions during the six months ended October 26, 2019.
Joybird acquisition
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
The guaranteed payments include a closing date cash payment of $37.5 million in purchase price consideration (net of the working capital adjustment), $7.5 million in prepaid compensation, and the assumption of $5.0 million of liabilities that will be paid within two years following the acquisition. The remaining $25 million will be paid in five annual installments of $5 million on the anniversary date of the acquisition, the first of which was paid in the first quarter of fiscal 2020. The merger agreement also includes two future earn-out opportunities based on Joybird’s financial performance in fiscal 2021 and fiscal 2023.
The $7.5 million of prepaid compensation relates to the retention of the four Joybird founders, now our employees, each of whom will forfeit proportional amounts if one or more of them resigns in the two years following the acquisition. We are amortizing the $7.5 million to selling, general & administrative ("SG&A") expense over the two-year retention period on a straight-line basis. In addition to the guaranteed cash payments of $75 million, we recorded a contingent consideration liability on the date of acquisition of $7.5 million, which reflects the fair value of the earn-out opportunities as of the date of acquisition. We also recorded a finite-lived intangible asset of $6.4 million reflecting the fair value of the acquired Joybird® trade name, which we are amortizing to SG&A expense on a straight-line basis over its useful life of eight years. The undiscounted range of the contingent consideration is zero to $65 million and is based on sales and profitability of Joybird in fiscal 2021 and fiscal 2023. Subsequent adjustments to the fair value of the contingent consideration will impact SG&A expense in our consolidated statement of income.

We recorded $78.8 million of goodwill related to the Joybird acquisition, related primarily to synergies we expect from the integration of the acquisition and the anticipated future benefits of these synergies. The finite-lived intangible asset and goodwill asset for Joybird are not deductible for federal income tax purposes. We included the Joybird operating segment in our other business activities which we report within our Corporate and Other reportable segment.
The following table summarizes the purchase price allocation for Joybird at the date of acquisition:

(Unaudited, amounts in thousands)	Joybird Acquisition
Fair value of consideration:
Cash (paid at closing)	$37,482
Guaranteed payment	22,489
Acquisition earn-out	7,500
Assumption of liability	5,000
Working capital adjustment	(2,486)
Total fair value of consideration	69,985

Amounts recognized for assets acquired and liabilities assumed:
Inventory	5,258
Other current assets	3,733
Property, plant and equipment	2,057
Finite-lived tradename	6,400
Other long-term assets	3,647
Accounts payable	(8,222)
Customer deposits	(13,904)
Other current liabilities	(7,681)
Other long-term liabilities	(150)
Total identifiable net liabilities acquired	(8,862)

Goodwill	$78,847

The Joybird acquisition was not material to our financial position or our results of operations, and therefore, pro-forma financial information is not presented.
Note 3: Restricted Cash
We have restricted cash on deposit with a bank as collateral for certain letters of credit. All of our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	10/26/19	10/27/18
Cash and cash equivalents	$117,569	$93,867
Restricted cash	1,972	2,001
Total cash, cash equivalents and restricted cash	$119,541	$95,868

Note 4: Inventories
A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/26/19	4/27/19
Raw materials	$95,842	$90,359
Work in process	13,913	13,728
Finished goods	117,035	114,478
FIFO inventories	226,790	218,565
Excess of FIFO over LIFO	(21,666)	(21,666)
Total inventories	$205,124	$196,899

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
The Company has elected to apply the practical expedients permitted under transition guidance to forgo the restatement of comparative periods and to not reassess leases entered into prior to adoption. In addition, we have elected the practical expedient to not separate lease and non-lease components when determining the ROU asset and lease liability. We have also made an accounting policy election to not recognize an ROU asset and lease liability on the balance sheet for those leases with an initial term of one year or less and instead, such liabilities will be expensed on a straight-line basis over the lease term.
Supplemental balance sheet information related to leases:

(Unaudited, amounts in thousands)	10/26/19
Operating leases
ROU assets	$302,224
Lease liabilities, short-term	63,945
Lease liabilities, long-term	252,456
Finance leases
ROU assets	$76
Lease liabilities, short-term	79
Lease liabilities, long-term	—

The ROU assets by segment are as follows:

(Unaudited, amounts in thousands)	10/26/19
Upholstery	$55,114
Casegoods	1,995
Retail	238,865
Corporate & Other	6,326
Total ROU assets	$302,300

The components of lease cost are as follows for the respective periods ended October 26, 2019:

(Unaudited, amounts in thousands)	Quarter Ended	Six Months Ended
Operating lease cost	$19,019	$38,037
Financing lease cost	50	99
Short-term lease cost	26	51
Variable lease cost	54	94
Less: Sublease income	(632)	(1,260)
Total lease cost	$18,517	$37,021

The following tables present supplemental lease disclosures:

	Six Months Ended October 26, 2019
(Unaudited, amounts in thousands)	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities	$38,514	$98
Lease liabilities arising from new ROU assets	20,442	—

	10/26/19
(Unaudited, amounts in thousands)	Operating Leases	Financing Leases
Weighted-average remaining lease term (years)	6.6	0.6
Weighted-average discount rate	3.9%	3.9%

The following table presents our undiscounted cash flows as of October 26, 2019, and our minimum contractual obligations on our leases as of April 27, 2019:

	10/26/19		4/27/19
(Unaudited, amounts in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Within one year	$74,814	$80	$76,508	$180
After one year and within two years	65,711	—	71,544	19
After two years and within three years	52,539	—	58,763	—
After three years and within four years	40,424	—	46,541	—
After four years and within five years	33,358	—	36,082	—
After five years	91,630	—	102,782	—
Total lease payments	358,476	80	$392,220	$199
Less: Interest	42,075	1
Total lease obligations	$316,401	$79

Note 6: Goodwill and Other Intangible Assets
We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Related Acquisition
Upholstery segment	Acquisition of the wholesale business in the United Kingdom and Ireland
Retail segment	Acquisitions of La-Z-Boy Furniture Galleries® stores
Corporate & Other	Acquisition of Joybird

The following is a roll-forward of goodwill for the six months ended October 26, 2019:

(Unaudited, amounts in thousands)	Upholstery Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 27, 2019	$12,148	$94,103	$79,616	$185,867
Acquisition adjustment	—	—	(769)	(769)
Translation adjustment	(82)	107	—	25
Balance at October 26, 2019	$12,066	$94,210	$78,847	$185,123

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Upholstery segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Casegoods segment	American Drew® trade name	Indefinite-lived
Retail segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following is a roll-forward of our other intangible assets for the six months ended October 26, 2019:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 27, 2019	$1,155	$5,801	$20,117	$2,834	$29,907
Amortization	—	(399)	—	(108)	(507)
Translation adjustment	—	—	80	(22)	58
Balance at October 26, 2019	$1,155	$5,402	$20,197	$2,704	$29,458

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

The following summarizes our investments:

(Unaudited, amounts in thousands)	10/26/19	4/27/19
Short-term investments:
Marketable securities	$19,703	$18,016
Held-to-maturity investments	3,570	3,341
Total short-term investments	23,273	21,357
Long-term investments:
Marketable securities	23,758	24,085
Cost basis investments	12,479	11,979
Total long-term investments	36,237	36,064
Total investments	$59,510	$57,421

Investments to enhance returns on cash	$33,187	$31,470
Investments to fund compensation/retirement plans	13,844	13,972
Other investments	12,479	11,979
Total investments	$59,510	$57,421

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	10/26/19			4/27/19
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,939	$—	$20,018	$1,841	$—	$19,535
Fixed income	186	(17)	34,477	75	(111)	33,217
Other	376	—	5,015	258	(13)	4,669
Total securities	$2,501	$(17)	$59,510	$2,174	$(124)	$57,421
The following table summarizes sales of marketable securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18	10/26/19	10/27/18
Proceeds from sales	$8,310	$2,992	$12,370	$7,754
Gross realized gains	181	10	187	85
Gross realized losses	(86)	(11)	(88)	(66)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	10/26/19
Within one year	$19,860
Within two to five years	12,181
Within six to ten years	1,696
Thereafter	740
Total	$34,477

Note 8: Employee Benefits
Pension
During the fourth quarter of fiscal 2019, we terminated our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit. In connection with the plan termination, we settled all future obligations under the plan through a combination of lump-sum payments to eligible participants who elected to receive them, and the transfer of any remaining benefit obligations under the plan to a highly rated insurance company.

During the second quarter of fiscal 2020, we received a pre-tax refund of $1.9 million from the insurance company, representing an overpayment of the expected benefit obligations that were settled during the fourth quarter of fiscal 2019. The refund was recorded as a component of other income (expense), net in our consolidated statement of income.
There were no net periodic pension costs associated with the terminated pension plan in the quarter and six months ended October 26, 2019. For the quarter and six months ended October 27, 2018, net periodic pension costs were as follows:

	Quarter Ended	Six Months Ended
(Unaudited, amounts in thousands)	10/27/18	10/27/18
Service cost	$323	$646
Interest cost	1,116	2,232
Expected return on plan assets	(1,136)	(2,272)
Net amortization	639	1,278
Net periodic pension cost	$942	$1,884

The components of net periodic pension cost other than the service cost were included in other income (expense), net in our consolidated statement of income. Service cost was recorded in cost of sales in our consolidated statement of income.

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
A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18	10/26/19	10/27/18
Balance as of the beginning of the period	$22,836	$21,093	$22,736	$21,205
Acquisitions	—	4,100	—	4,100
Accruals during the period	5,768	5,489	11,425	10,610
Settlements during the period	(5,523)	(5,485)	(11,080)	(10,718)
Balance as of the end of the period	$23,081	$25,197	$23,081	$25,197

As of October 26, 2019 and April 27, 2019, we included $14.1 million and $13.9 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 10:  Stock-Based Compensation
The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18	10/26/19	10/27/18
Equity-based awards expense	$3,032	$3,639	$4,707	$5,679
Liability-based awards expense	400	(300)	340	(134)
Total stock-based compensation expense	$3,432	$3,339	$5,047	$5,545

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
We calculated the fair value of stock options granted during the first quarter of fiscal 2020 using the following assumptions:

(Unaudited)	Fiscal 2020 grant
Risk-free interest rate	2.19%
Dividend rate	1.72%
Expected life in years	5.0
Stock price volatility	34.27%
Fair value per share	$7.94

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
In fiscal 2013 and fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013 and April 26, 2014, respectively. As of October 26, 2019, we had 7,149 and 14,580 SARs outstanding for the fiscal 2013 and fiscal 2014 awards, respectively. These awards have exceeded their expected life and will be re-measured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At October 26, 2019, the intrinsic value per share of the fiscal 2013 and fiscal 2014 awards were $24.08 and $16.99, respectively.
Restricted Stock. We granted 166,649 shares of restricted stock to employees during the first six months of fiscal 2020. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock awarded in the first six months of fiscal 2020 was $30.41 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the grant date of the award. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.
Restricted Stock units. During the second quarter of fiscal 2020, we granted 28,332 restricted stock units to our non-employee directors. These restricted stock units vest when the director leaves the board. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of the grant, which was $31.77.
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
Note 11: Accumulated Other Comprehensive Income (Loss)
The activity in accumulated other comprehensive income (loss) for the quarters ended October 26, 2019, and October 27, 2018, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at July 27, 2019	$178	$(6)	$372	$(4,272)	$(3,728)
Changes before reclassifications	1,167	—	69	—	1,236
Amounts reclassified to net income	—	9	(8)	54	55
Tax effect	—	(3)	(15)	(13)	(31)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,167	6	46	41	1,260
Balance at October 26, 2019	$1,345	$—	$418	$(4,231)	$(2,468)

Balance at July 29, 2018	$(573)	$(179)	$(220)	$(28,601)	$(29,573)
Changes before reclassifications	549	140	30	—	719
Amounts reclassified to net income	—	65	—	686	751
Tax effect	—	(50)	(7)	(169)	(226)
Other comprehensive income attributable to La-Z-Boy Incorporated	549	155	23	517	1,244
Balance at October 27, 2018	$(24)	$(24)	$(197)	$(28,084)	$(28,329)

The activity in accumulated other comprehensive income (loss) for the six months ended October 26, 2019, and October 27, 2018, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	1,295	—	212	—	1,507
Reclassification of certain income tax effects (1)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	14	(8)	109	115
Tax effect	—	(4)	(50)	(27)	(81)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,295	(87)	412	(626)	994
Balance at October 26, 2019	$1,345	$—	$418	$(4,231)	$(2,468)

Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)
Changes before reclassifications	(2,412)	(369)	103	—	(2,678)
Cumulative effect adjustment for investments (2)	—	—	(1,637)	—	(1,637)
Amounts reclassified to net income	—	132	(19)	1,372	1,485
Tax effect	—	59	(20)	(339)	(300)
Other comprehensive income attributable to La-Z-Boy Incorporated	(2,412)	(178)	(1,573)	1,033	(3,130)
Balance at October 27, 2018	$(24)	$(24)	$(197)	$(28,084)	$(28,329)

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to adoption of ASU 2018-02.

(2)
The cumulative effect adjustment for investments is composed of $2.1 million of unrealized gains on equity investments offset by $0.5 million of tax expense. We reclassified the net $1.6 million of cumulative effect adjustment from accumulated other comprehensive loss to retained earnings as a result of adopting ASU 2016-01.

We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net in our consolidated statement of income, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other income (expense), net.
The components of non-controlling interest were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18	10/26/19	10/27/18
Balance as of the beginning of the period	$14,873	$12,455	$14,468	$13,035
Net income	311	337	230	985
Other comprehensive income	359	619	845	(609)
Balance as of the end of the period	$15,543	$13,411	$15,543	$13,411

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
The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended October 26, 2019
(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$197,219	$—	$84,455	$—	$281,674
Stationary Upholstery Furniture	97,761	4,598	33,805	27,431	163,595
Bedroom Furniture	—	8,746	1,549	1,776	12,071
Dining Room Furniture	—	6,270	2,397	446	9,113
Occasional Furniture	388	11,546	5,455	497	17,886
Other (1)	25,487	(1,770)	20,743	(5,839)	38,621
Total	$320,855	$29,390	$148,404	$24,311	$522,960

		Eliminations			(75,748)
		Consolidated Net Sales			$447,212

	Quarter Ended October 27, 2018
	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$202,168	$—	$85,735	$—	$287,903
Stationary Upholstery Furniture	92,246	4,429	25,701	23,695	146,071
Bedroom Furniture	—	8,234	1,450	2,460	12,144
Dining Room Furniture	—	6,406	2,613	819	9,838
Occasional Furniture	418	13,723	5,067	490	19,698
Other (1)	22,261	(1,415)	19,120	(5,086)	34,880
Total	$317,093	$31,377	$139,686	$22,378	$510,534

		Eliminations			(71,201)
		Consolidated Net Sales			$439,333

(1)	Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives.

	Six Months Ended October 26, 2019
(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$376,741	$—	$169,639	$—	$546,380
Stationary Upholstery Furniture	185,270	8,742	62,958	50,383	307,353
Bedroom Furniture	—	16,939	2,996	2,958	22,893
Dining Room Furniture	—	11,675	4,996	840	17,511
Occasional Furniture	700	22,369	10,580	858	34,507
Other (1)	51,560	(3,200)	40,231	(10,176)	78,415
Total	$614,271	$56,525	$291,400	$44,863	$1,007,059

		Eliminations			(146,214)
		Consolidated Net Sales			$860,845

	Six Months Ended October 27, 2018
	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$389,827	$—	$160,692	$—	$550,519
Stationary Upholstery Furniture	177,536	8,371	48,865	23,695	258,467
Bedroom Furniture	—	16,598	2,305	2,460	21,363
Dining Room Furniture	—	12,335	4,196	819	17,350
Occasional Furniture	811	25,711	9,041	490	36,053
Other (1)	42,317	(3,252)	33,815	(1,221)	71,659
Total	$610,491	$59,763	$258,914	$26,243	$955,411

		Eliminations			(131,383)
		Consolidated Net Sales			$824,028

(1)	Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives.
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
At October 26, 2019, our consolidated balance sheet includes current assets of $20.2 million that we reported as other receivables. These other receivables represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2020, we had $17.0 million of other receivables.

We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the “contract liabilities”). At October 26, 2019, we included $55.7 million of customer deposits and $20.2 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2020, we had $42.8 million of customer deposits and $17.0 million of deferred revenues. During the quarter and six months ended October 26, 2019 we recognized revenue of $1.9 million and $54.5 million, respectively, related to our contract liability balance at April 27, 2019.
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
Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to the end consumer primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments.

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18	10/26/19	10/27/18
Sales
Upholstery segment:
Sales to external customers	$253,249	$254,028	$484,016	$494,082
Intersegment sales	67,606	63,065	130,255	116,409
Upholstery segment sales	320,855	317,093	614,271	610,491

Casegoods segment:
Sales to external customers	23,972	26,242	45,978	50,645
Intersegment sales	5,418	5,135	10,547	9,118
Casegoods segment sales	29,390	31,377	56,525	59,763

Retail segment sales	148,404	139,686	291,400	258,914

Corporate and Other:
Sales to external customers	21,587	19,377	39,451	20,387
Intersegment sales	2,724	3,001	5,412	5,856
Corporate and Other sales	24,311	22,378	44,863	26,243

Eliminations	(75,748)	(71,201)	(146,214)	(131,383)
Consolidated sales	$447,212	$439,333	$860,845	$824,028

Operating Income (Loss)
Upholstery segment	$32,080	$32,152	$58,347	$56,036
Casegoods segment	2,205	3,761	4,802	6,841
Retail segment	8,412	6,563	16,889	11,021
Corporate and Other	(13,096)	(13,976)	(27,015)	(22,238)
Consolidated operating income	29,601	28,500	53,023	51,660
Interest expense	(308)	(501)	(626)	(605)
Interest income	522	392	1,249	994
Other income (expense), net	1,368	(1,997)	608	(1,105)
Income before income taxes	$31,183	$26,394	$54,254	$50,944

Note 14: Income Taxes
Our effective tax rate was 26.6% and 24.6% for the second quarter and six months ended October 26, 2019, respectively. Our effective tax rate was 22.9% for both the second quarter and six months ended October 27, 2018. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Absent discrete adjustments, our effective tax rate in the second quarter of fiscal 2020 would have been 25.2%.
Note 15: Earnings per Share
Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. The restricted stock awards we granted in fiscal 2019 and fiscal 2020 do not have non-forfeitable rights to dividends and therefore are not considered participating securities. The dividends on the restricted stock awards granted in fiscal 2019 and fiscal 2020 are, and will continue to be held in escrow, until the stock awards vest at which time we will pay any accumulated dividends.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18	10/26/19	10/27/18
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$22,593	$20,012	$40,662	$38,315
Income allocated to participating securities	(31)	(63)	(72)	(139)
Net income available to common Shareholders	$22,562	$19,949	$40,590	$38,176

Denominator:
Basic weighted average common shares outstanding	46,551	46,888	46,686	46,802
Add:
Contingent common shares	149	85	148	85
Stock option dilution	179	286	176	332
Diluted weighted average common shares outstanding	46,879	47,259	47,010	47,219

Earnings per Share:
Basic	$0.48	$0.43	$0.87	$0.82
Diluted	$0.48	$0.42	$0.86	$0.81

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We had outstanding options to purchase 0.3 million shares for the quarter and six months ended October 26, 2019, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. Similarly, we excluded options to purchase 0.4 million shares from the diluted share calculation for the quarter and six months ended October 27, 2018.
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
The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at October 26, 2019 and April 27, 2019. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At October 26, 2019
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$4	$35,862	$—	$7,595	$43,461
Held-to-maturity investments	3,570	—	—	—	3,570
Cost basis investments	—	—	12,479	—	12,479
Total assets	$3,574	$35,862	$12,479	$7,595	$59,510

Liabilities
Contingent consideration liability	$—	$—	$7,900	$—	$7,900

At April 27, 2019
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$5	$34,390	$—	$7,706	$42,101
Held-to-maturity investments	3,341	—	—	—	3,341
Cost basis investment	—	—	11,979	—	11,979
Total assets	$3,346	$34,390	$11,979	$7,706	$57,421

Liabilities
Contingent consideration liability	$—	$—	$7,900	$—	$7,900

(1)	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.
At October 26, 2019 and April 27, 2019, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.
The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.
At October 26, 2019, our Level 3 investments included preferred shares of two privately-held companies, and a warrant to purchase common shares of one of these privately-held companies. The fair value for our Level 3 investments is not readily available so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. During the quarter and six months ended October 26, 2019, we increased our investment in one of these privately-held companies by $0.5 million. There were no other changes to the fair value of our Level 3 assets during the quarter and six months ended October 26, 2019.
Our Level 3 liability includes our contingent consideration liability from the Joybird acquisition. We estimated the contingent consideration liability based on future revenues and earnings in fiscal 2021 and fiscal 2023. The fair value was determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earn-out periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earn-out payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 4.2% for the fiscal 2021 milestone and 4.7% for the fiscal 2023 milestone. There were no changes to the fair value of our Level 3 liabilities during the first six months of fiscal 2020.

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
Introduction
Our Business
We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. As of October 26, 2019, we had six major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. We have closed our manufacturing facility located in Redlands, California as of the end of the second quarter of fiscal 2020. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.
We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through stores that we own and operate and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 353 La-Z-Boy Furniture Galleries® stores and 559 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 155 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 559 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 616 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.5 million square feet worldwide. Joybird, which we acquired in the second quarter of fiscal 2019, sells product primarily online and has a limited amount of proprietary retail floor space it uses as a showroom to develop its brand.
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

•
Our on-trend products including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features celebrity brand ambassador, Kristen Bell, and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•
Our innovative products, including stain-resistant iClean™ and eco-friendly Conserve ™ fabrics and our power products, some of which include dual mechanisms and articulating headrests. Our recent innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in January 2019 at our Dayton, Tennessee campus.

•
Our multi-faceted online strategy to participate in and leverage the growth of online furniture sales. On July 30, 2018, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture, which positions us for growth in the ever-changing online selling environment and allows us to better reach millennial and Gen X consumers and leverage our supply chain assets. In addition, we continue to increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair and Amazon.

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

•
Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer that manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to end consumers primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meets the requirements of reportable segments at this time.

Results of Operations
Fiscal 2020 Second Quarter Compared with Fiscal 2019 Second Quarter
La-Z-Boy Incorporated

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/26/19	10/27/18	% Change	10/26/19	10/27/18	% Change
Sales	$447,212	$439,333	1.8%	$860,845	$824,028	4.5%
Operating income	29,601	28,500	3.9%	53,023	51,660	2.6%
Operating margin	6.6%	6.5%		6.2%	6.3%

Sales
Consolidated sales increased $7.9 million and $36.8 million in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago. The sales increase in the fiscal 2020 periods was primarily due to growth in our Retail segment, higher tariff surcharge revenue in our Upholstery segment and higher Joybird sales, partly offset by lower volume in our Casegoods segment. Additionally, sales in the first six months of fiscal 2020 included the benefit of second quarter fiscal 2019 acquisitions, both in our Retail segment and from the acquisition of Joybird.

Operating Margin

Operating margin increased 10 basis points in the second quarter and decreased 10 basis points in the first six months of fiscal 2020 compared with the same periods a year ago.

●	Gross margin increased 110 basis points and 150 basis points in the second quarter and in the first six months of fiscal 2020, respectively, compared with the same periods a year ago.

o
Changes in our consolidated sales mix increased gross margin by 60 basis points and 110 basis points in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods last fiscal year. This benefit was driven by the growth of our Retail segment and the acquisition of Joybird, which have higher gross margins than our Upholstery and Casegoods segments.

o
Purchase accounting charges associated with acquisitions were lower in the second quarter and the first six months of fiscal 2020, which provided a 50 basis points and 30 basis points benefit to gross margin in the same periods this year, respectively, when compared to the prior year.

o	Our Upholstery segment’s gross margin benefited from lower raw material costs in both the second quarter and the first six months of fiscal 2020.

o	Partly offsetting these benefits was a decline in our Casegoods segment’s gross margin, primarily due to higher ocean freight and the impact of higher tariff costs on certain occasional tables.

o
In connection with our supply chain initiative, we recognized costs resulting from the shift in manufacturing operations from closed facilities to other manufacturing locations in the second quarter and the first six months of fiscal 2020, which resulted in a gross margin decrease of 60 basis points and 50 basis points, respectively.

●
Selling, general, and administrative (“SG&A”) expenses as a percentage of sales increased 100 basis points and 160 basis points in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago.

o
Changes in our consolidated sales mix increased SG&A expenses as a percentage of sales by 80 basis points and 190 basis points in the second quarter and first six months of fiscal 2020, respectively, compared with the same periods last fiscal year. This increase was driven by the growth of our Retail segment and the acquisition of Joybird, which have higher levels of SG&A expense as a percentage of sales than our Upholstery and Casegoods segments.

We discuss each segment’s results in the following section.
Upholstery Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/26/19	10/27/18	% Change	10/26/19	10/27/18	% Change
Sales	$320,855	$317,093	1.2%	$614,271	$610,491	0.6%
Operating income	32,080	32,152	(0.2)%	58,347	56,036	4.1%
Operating margin	10.0%	10.1%		9.5%	9.2%

Sales
The Upholstery segment’s sales increased $3.8 million in the second quarter and first six months of fiscal 2020, compared with the same periods a year ago. Tariff surcharges increased sales by 1.8% and 1.7% in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago. Unit volume was flat in the second quarter and down in the first six months of fiscal 2020 compared with the same periods last year, primarily due to lower units sold by our England subsidiary. Further, changes in our product mix drove lower sales of our higher-priced products including power motion sofas and leather products, with a shift to stationary sofas and sectionals.

Operating Margin

Operating margin decreased 10 basis points and increased 30 basis points in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago.

●	Gross margin decreased 30 basis points in the second quarter and increased 30 basis points in first six months of fiscal 2020, compared with the same periods a year ago.

o
Costs recognized in connection with our supply chain optimization initiative resulted in a gross margin decrease of 90 basis points and 70 basis points in the second quarter and in the first six months of fiscal 2020, respectively.

o
Additionally, we experienced inflationary pressures in our supply chain which resulted in an 80 basis point and a 60 basis point decrease in gross margin in the second quarter and the first six months of fiscal 2020, respectively.

o
Partly offsetting these items, lower raw material commodity prices provided a 160 basis point and a 150 basis point benefit to the segment’s gross margin in the second quarter and the first six months of fiscal 2020, respectively.

●	SG&A expense as a percentage of sales decreased 20 basis points in the second quarter and was flat in the first six months of fiscal 2020, compared with the same periods a year ago.
Casegoods Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands except percentages)	10/26/19	10/27/18	% Change	10/26/19	10/27/18	% Change
Sales	$29,390	$31,377	(6.3)%	$56,525	$59,763	(5.4)%
Operating income	2,205	3,761	(41.4)%	4,802	6,841	(29.8)%
Operating margin	7.5%	12.0%		8.5%	11.4%

Sales
The Casegoods segment’s sales decreased $2.0 million and $3.2 million in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago, and was primarily due to lower sales volume on certain occasional tables that have been impacted by higher tariff costs as well as a delay on goods from one supplier.
Operating Margin
Operating margin decreased 450 basis points and 290 basis points in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago.

●
Gross margin decreased 470 basis points and 270 basis points in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago, primarily due to higher ocean freight and the impact of higher tariff costs on certain occasional tables.

●
SG&A expense as a percentage of sales was 20 basis points lower in the second quarter of fiscal 2020 and 20 basis points higher in the first six months of fiscal 2020, compared with the same periods a year ago.

Retail Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/26/19	10/27/18	% Change	10/26/19	07/28/18	% Change
Sales	$148,404	$139,686	6.2%	$291,400	$258,914	12.5%
Operating income	8,412	6,563	28.2%	16,889	11,021	53.2%
Operating margin	5.7%	4.7%		5.8%	4.3%

Sales

The Retail segment’s sales increased $8.7 million and $32.5 million in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago. The increase in sales in the second quarter of fiscal 2020 compared to the same period a year ago was primarily due to a 5.0% increase in same-store delivered sales, or $6.6 million, driven by improved traffic trends and continued strong execution at the store level. Sales in the first six months of fiscal 2020 increased compared to the same period a year ago primarily due to $22.3 million in sales from acquired stores and a 4.3% increase in same-store delivered sales, or $10.8 million.

Operating Margin

Operating margin increased 100 basis points and 150 basis points in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago.

●
Gross margin increased 90 basis points and 30 basis points in the second quarter and the first six months of fiscal 2020, respectively, compared with the same period a year ago. Purchase accounting charges associated with acquisitions were lower in the second quarter and the first six months of fiscal 2020, which resulted in a 60 basis points and 30 basis points benefit to gross margin in the same periods this year, respectively, when compared to the prior year.

●
SG&A expense as a percentage of sales improved 10 basis points and 120 basis points in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago, as we were better able to leverage our fixed costs (primarily occupancy) on increased delivered same-store sales. Additionally, the first six months of fiscal 2020 benefited from acquired stores which operate with lower SG&A expense as a percentage of sales compared with our existing stores.

Corporate and Other

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/26/19	10/27/18	% Change	10/26/19	10/27/18	% Change
Sales	$24,311	$22,378	8.6%	$44,863	$26,243	71.0%
Eliminations	(75,748)	(71,201)	(6.4)%	(146,214)	(131,383)	(11.3)%
Operating loss	(13,096)	(13,976)	6.3%	(27,015)	(22,238)	(21.5)%

Sales
Sales increased $1.9 million in the second quarter and $18.6 million in the first six months of fiscal 2020 compared with the same periods a year ago. The sales increase in the second quarter of fiscal 2020 was primarily due to $2.2 million higher Joybird sales, an 11.9% increase to $20.8 million for the quarter. Joybird was acquired at the start of the second quarter of fiscal 2019, and the sales comparison for the first six months includes the benefit of one additional quarter of sales in fiscal 2020.
Eliminations increased in the second quarter and the first six months of fiscal 2020 compared with the same periods a year ago due to higher sales from our Upholstery and Casegoods segments to our Retail segment, resulting from increased sales in the Retail segment and the impact of acquired stores.

Operating Loss
Our Corporate and Other operating loss decreased $0.9 million and increased $4.8 million in the second quarter and the first six months of fiscal 2020, respectively, compared with the same periods a year ago. The results reflect lower purchase accounting charges for Joybird, and the benefit of supply chain synergies, offset by continued investment in customer acquisition. The higher operating loss in the first six months of fiscal 2020 compared with the same period last year was primarily driven by the investment in Joybird customer acquisition.

Non-Operating Income (Expense)
Other Income (Expense), Net
Other income (expense), net was $1.4 million of income in the second quarter of fiscal 2020 compared with $2.0 million of expense in the second quarter of fiscal 2019. The income in second quarter of fiscal year 2020 was primarily due to the return of $1.9 million in pre-tax cash from the settlement of our defined-benefit pension plan in our La-Z-Boy operating unit, which occurred during the fourth quarter of fiscal 2019. The expense in fiscal 2019 was primarily due to pension and retirement-related expenses and unrealized losses on investments.
Other income (expense), net was $0.6 million of income during the first six months of fiscal 2020 compared with $1.1 million of expense during the first six months of fiscal 2019. The income in the first sixth months of fiscal 2020 was primarily due to the return of pension funds noted above, partially offset by exchange rate losses. The expense in the first six months of 2019 was primarily due to pension and retirement-related expenses, partially offset by exchange rate gains.
Income Taxes
Our effective tax rate was 26.6% and 24.6% for the second quarter and the first six months of fiscal 2020, respectively, compared with 22.9% in both the second quarter and the first six months of fiscal 2019. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Absent discrete adjustments, our effective tax rate in the second quarter of fiscal 2020 would have been 25.2%.
Liquidity and Capital Resources
Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash, cash equivalents and restricted cash of $119.5 million at October 26, 2019, compared with $131.8 million at April 27, 2019. In addition, we had investments to enhance our returns on cash of $33.2 million at October 26, 2019, compared with $31.5 million at April 27, 2019.
We maintain a revolving credit facility secured primarily by our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At October 26, 2019, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.
Capital expenditures for the first six months of fiscal 2020 were $22.9 million compared with $26.9 million during the first six months of fiscal 2019. Capital expenditures in the first six months of fiscal 2020 included spending on manufacturing machinery and equipment and upgrades to our upholstered furniture manufacturing plant in Dayton, Tennessee. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $50 to $60 million for fiscal 2020, consisting of, among other things, plant upgrades to our upholstered furniture manufacturing facilities in Dayton, Tennessee and Neosho, Missouri, as well as improvements to several of our retail stores.
Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.
Our board of directors has authorized the purchase of company stock. As of October 26, 2019, 5.2 million shares remained available for purchase pursuant to this authorization. We purchased 0.7 million shares during the first six months of fiscal 2020, for a total of $23.2 million. With the cash flows we anticipate generating in fiscal 2020, we expect to continue being opportunistic in purchasing company stock.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/26/19	10/27/18
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$53,702	$46,084
Net cash used for investing activities	(32,345)	(102,140)
Net cash (used for) provided by financing activities	(34,842)	16,035
Exchange rate changes	1,239	(982)
Change in cash, cash equivalents and restricted cash	$(12,246)	$(41,003)

Operating Activities
During the first six months of fiscal 2020, net cash provided by operating activities was $53.7 million. Our cash provided by operating activities was primarily attributable to net income generated during the period and an increase in the customer deposit liability, partially offset by a $12.7 million increase in accounts receivable and $12.3 million decrease in accrued expenses primarily due to the payout of fiscal 2019 incentive compensation awards during the first quarter of fiscal 2020.
During the first six months of fiscal 2019, net cash provided by operating activities was $46.1 million. Our cash provided by operating activities was primarily attributable to net income generated during the first six months, partially offset by $7.0 million used for a discretionary pension contribution and $7.5 million used for prepaid compensation related to the Joybird acquisition.
Investing Activities
During the first six months of fiscal 2020, net cash used for investing activities was $32.3 million primarily due to $22.9 million used for capital expenditures and $5.9 million used to fund guaranteed payments related to the acquisition of Joybird. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment and upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility.
During the first six months of fiscal 2019, net cash used for investing activities was $102.1 million, primarily due to $78.1 million used for acquisitions and $26.9 million used for capital expenditures. Our cash used for acquisitions during the period included the acquisition of the assets of two independent operators of La-Z-Boy Furniture Galleries stores, one that operated nine stores and two warehouses in Arizona, and one that operated one store in Massachusetts, as well as our acquisition of Joybird, an e-commerce retailer and manufacturer of upholstered furniture. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, construction of our new Innovation Center, upgrades to our Dayton, Tennessee Upholstery manufacturing facility, expansion of our England subsidiary's plant and construction of its new corporate office building, and relocation of one of our regional distribution centers.
Financing Activities
During the first six months of fiscal 2020, net cash used for financing activities was $34.8 million, primarily due to $23.2 million used to purchase our common stock pursuant to our share repurchase authorization and $12.2 million paid to our shareholders in quarterly dividends.
During the first six months of fiscal 2019, net cash provided by financing activities was $16.0 million, primarily due to $35.0 million borrowed from our credit facility during the second quarter partially offset by $11.6 million used to purchase our common stock and $11.3 million paid to our shareholders in quarterly dividends.
Exchange Rate Changes
Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $1.2 million and decreased by $1.0 million from the end of fiscal year 2019 to the end of the second quarter of fiscal 2020 and from the end of fiscal 2018 to the end of the second quarter of fiscal 2019, respectively. These changes impacted our cash balances held in Canada, the United Kingdom, and Thailand.

Other
During the second quarter of fiscal 2020, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2019 Annual Report on Form 10-K.
We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.
Critical Accounting Policies
We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. There were no material changes to our critical accounting policies during the six months ended October 26, 2019 except for changes related to our adoption of Accounting Standards Codification Topic 842 as described in Note 1 and Note 5 to the condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first six months of fiscal 2020, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended October 27, 2018, we acquired Stitch Industries, Inc. (“Joybird”) and the business comprising the assets acquired from EBCO, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona. We are currently integrating Joybird and the business comprising the assets acquired from EBCO, Inc. into our operations, compliance programs, and internal control processes.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
We disclosed our risk factors in our Form 10-K for the fiscal year ended April 27, 2019. There have been no material changes to our risk factors during the first six months of fiscal 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our board of directors has authorized the purchase of company stock. During the fourth quarter of fiscal 2019, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective July 29, 2019. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on October 25, 2019. We spent $10.9 million in the second quarter of fiscal 2020 to purchase 0.3 million shares. As of October 26, 2019, 5.2 million shares remained available for purchase pursuant to the board authorization. With the cash flows we anticipate generating in fiscal 2020, we expect to continue being opportunistic in purchasing company stock.
The following table summarizes our purchases of company stock during the quarter ended October 26, 2019:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 28 – August 31, 2019)	136	$31.68	136	5,406
Fiscal September (September 1 – September 28, 2019)	107	$32.27	107	5,299
Fiscal October (September 29 – October 26, 2019)	92	$33.55	92	5,207
Fiscal Second Quarter of 2020	335	$32.38	335	5,207

(1)
In addition to the 335,000 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 140 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.

(2)
On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 26, 2019, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 20, 2019

	BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes Vice President, Corporate Controller and Chief Accounting Officer