Form 10-Q
period 2020-01-25
LA-Z-BOY INC
filed 2020-02-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2020
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 11, 2020
Common Stock, $1.00 Par Value	46,032,716

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2020

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/25/20	1/26/19	1/25/20	1/26/19
Sales	$475,856	$467,582	$1,336,701	$1,291,610
Cost of sales	276,218	277,712	786,962	778,813
Gross profit	199,638	189,870	549,739	512,797
Selling, general and administrative expense	147,325	149,027	444,403	420,294
Operating income	52,313	40,843	105,336	92,503
Interest expense	(265)	(538)	(891)	(1,143)
Interest income	844	540	2,093	1,534
Other expense, net	(5,998)	(941)	(5,390)	(2,046)
Income before income taxes	46,894	39,904	101,148	90,848
Income tax expense	12,178	10,730	25,540	22,374
Net income	34,716	29,174	75,608	68,474
Net income attributable to noncontrolling interests	(204)	(443)	(434)	(1,428)
Net income attributable to La-Z-Boy Incorporated	$34,512	$28,731	$75,174	$67,046

Basic weighted average common shares	46,262	46,820	46,545	46,808
Basic net income attributable to La-Z-Boy Incorporated per share	$0.75	$0.61	$1.61	$1.43

Diluted weighted average common shares	46,584	47,091	46,867	47,212
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.74	$0.61	$1.60	$1.42
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/25/20	01/26/19	01/25/20	01/26/19
Net income	$34,716	$29,174	$75,608	$68,474
Other comprehensive income (loss)
Currency translation adjustment	(112)	1,469	2,028	(1,552)
Change in fair value of cash flow hedges, net of tax	—	70	10	(108)
Net unrealized gain on marketable securities, net of tax	16	90	170	154
Net pension amortization, net of tax	41	515	123	1,548
Total other comprehensive income (loss)	(55)	2,144	2,331	42
Total comprehensive income before allocation to noncontrolling interests	34,661	31,318	77,939	68,516
Comprehensive income attributable to noncontrolling interests	(42)	(1,112)	(1,118)	(1,488)
Comprehensive income attributable to La-Z-Boy Incorporated	$34,619	$30,206	$76,821	$67,028
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/25/20	4/27/19
Current assets
Cash and equivalents	$166,272	$129,819
Restricted cash	1,973	1,968
Receivables, net of allowance of $2,191 at 1/25/20 and $2,180 at 4/27/19	153,721	143,288
Inventories, net	198,567	196,899
Other current assets	82,765	69,144
Total current assets	603,298	541,118
Property, plant and equipment, net	212,851	200,523
Goodwill	185,328	185,867
Other intangible assets, net	29,235	29,907
Deferred income taxes – long-term	19,928	20,670
Right of use lease asset	318,162	—
Other long-term assets, net	73,831	81,705
Total assets	$1,442,633	$1,059,790

Current liabilities
Current portion of long-term debt	$—	$180
Accounts payable	68,045	65,365
Lease liability, short-term	65,128	—
Accrued expenses and other current liabilities	195,349	173,091
Total current liabilities	328,522	238,636
Long-term debt	—	19
Lease liability, long-term	267,955	—
Other long-term liabilities	116,674	124,159
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 46,075 outstanding at 1/25/20 and 46,955 outstanding at 4/27/19	46,075	46,955
Capital in excess of par value	316,764	313,168
Retained earnings	353,419	325,847
Accumulated other comprehensive loss	(2,361)	(3,462)
Total La-Z-Boy Incorporated shareholders' equity	713,897	682,508
Noncontrolling interests	15,585	14,468
Total equity	729,482	696,976
Total liabilities and equity	$1,442,633	$1,059,790

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/25/20	1/26/19
Cash flows from operating activities
Net income	$75,608	$68,474
Adjustments to reconcile net income to cash provided by (used for) operating activities
(Gain)/loss on disposal of assets	(10,051)	41
Change in deferred taxes	1,238	2,538
Provision for doubtful accounts	210	477
Depreciation and amortization	23,035	23,182
Equity-based compensation expense	7,235	8,174
Pension plan contributions	—	(7,000)
Change in receivables	(11,178)	1,152
Change in inventories	(62)	(18,950)
Change in other assets	53,620	(10,103)
Change in payables	659	4,954
Change in other liabilities	(20,555)	18,509
Net cash provided by operating activities	119,759	91,448

Cash flows from investing activities
Proceeds from disposals of assets	11,242	447
Proceeds from insurance	1,080	154
Capital expenditures	(35,464)	(35,766)
Purchases of investments	(26,248)	(14,956)
Proceeds from sales of investments	24,688	14,304
Acquisitions	(6,412)	(78,582)
Net cash used for investing activities	(31,114)	(114,399)

Cash flows from financing activities
Net proceeds from credit facility	—	20,000
Payments on debt and finance lease liabilities	(135)	(169)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	828	4,012
Purchases of common stock	(35,346)	(16,726)
Dividends paid	(18,641)	(17,381)
Net cash used for financing activities	(53,294)	(10,264)

Effect of exchange rate changes on cash and equivalents	1,107	(74)
Change in cash, cash equivalents and restricted cash	36,458	(33,289)
Cash, cash equivalents and restricted cash at beginning of period	131,787	136,871
Cash, cash equivalents and restricted cash at end of period	$168,245	$103,582

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$4,026	$2,827
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976
Net income (loss)	—	—	18,069	—	(81)	17,988
Other comprehensive income	—	—	—	281	486	767
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	126	126	(1,669)	—	—	(1,417)
Purchases of 391 shares of common stock	(391)	(3,762)	(8,160)	—	—	(12,313)
Stock option and restricted stock expense	—	1,675	—	—	—	1,675
Cumulative effect adjustment for leases, net of tax (1)	—	—	574	—	—	574
Reclassification of certain income tax effects (2)	—	—	547	(547)	—	—
Dividends declared and paid ($0.13/share)	—	—	(6,112)	—	—	(6,112)
At July 27, 2019	$46,690	$311,207	$329,096	$(3,728)	$14,873	$698,138
Net income	—	—	22,593	—	311	22,904
Other comprehensive income	—	—	—	1,260	359	1,619
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	84	1,908	(4)	—	—	1,988
Purchases of 335 shares of common stock	(335)	(1,908)	(8,611)	—	—	(10,854)
Stock option and restricted stock expense	—	3,032	—	—	—	3,032
Dividends declared and paid ($0.13/share)	—	—	(6,039)	—	—	(6,039)
Dividends declared not paid ($0.13/share)	—	—	(46)	—	—	(46)
At October 26, 2019	$46,439	$314,239	$336,989	$(2,468)	$15,543	$710,742
Net income (loss)	—	—	34,512	—	204	34,716
Other comprehensive income (loss)	—	—	—	107	(162)	(55)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	14	281	(37)	—	—	258
Purchases of 378 shares of common stock	(378)	(284)	(11,520)	—	—	(12,182)
Stock option and restricted stock expense	—	2,528	—	—	—	2,528
Dividends declared and paid ($0.14/share)	—	—	(6,490)	—	—	(6,490)
Dividends declared not paid ($0.14/share)	—	—	(35)	—	—	(35)
At January 25, 2020	$46,075	$316,764	$353,419	$(2,361)	$15,585	$729,482

(1)	Cumulative effect adjustment of deferred gains on prior sale/leaseback transactions as a result of adopting ASU 2016-02.

(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from Accumulated Other Comprehensive Income ("AOCI") to retained earnings due to the adoption of ASU 2018-02.

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 28, 2018	$46,788	$298,948	$291,644	$(25,199)	$13,035	$625,216
Net income	—	—	18,303	—	648	18,951
Other comprehensive (loss)	—	—	—	(2,737)	(1,228)	(3,965)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	160	(42)	(2,127)	—	—	(2,009)
Purchases of 257 shares of common stock	(257)	(176)	(7,511)	—	—	(7,944)
Stock option and restricted stock expense	—	2,040	—	—	—	2,040
Cumulative effect adjustment for investments, net of tax	—	—	1,637	(1,637)	—	—
Dividends declared and paid ($0.12/share)	—	—	(5,625)	—	—	(5,625)
At July 28, 2018	$46,691	$300,770	$296,321	$(29,573)	$12,455	$626,664
Net income	—	—	20,012	—	337	20,349
Other comprehensive income	—	—	—	1,244	619	1,863
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	335	5,748	(35)	—	—	6,048
Purchases of 121 shares of common stock	(121)	(2,456)	(1,089)	—	—	(3,666)
Stock option and restricted stock expense	—	3,639	—	—	—	3,639
Dividends declared and paid ($0.12/share)	—	—	(5,653)	—	—	(5,653)
Dividends declared not paid ($0.12/share)	—	—	(13)	—	—	(13)
At October 27, 2018	$46,905	$307,701	$309,543	$(28,329)	$13,411	$649,231
Net income	—	—	28,731	—	443	29,174
Other comprehensive loss	—	—	—	1,475	669	2,144
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	2	(5)	(24)	—	—	(27)
Purchases of 177 shares of common stock	(177)	(3,295)	(1,644)	—	—	(5,116)
Stock option and restricted stock expense	—	2,495	—	—	—	2,495
Dividends declared and paid ($0.13/share)	—	—	(6,103)	—	—	(6,103)
Dividends declared not paid ($0.13/share)	—	—	(12)	—	—	(12)
At January 26, 2019	$46,730	$306,896	$330,491	$(26,854)	$14,523	$671,786

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: Basis of Presentation
The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 27, 2019, balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 25, 2020.
To further strengthen our supply chain footprint, on August 8, 2019, we announced our plan to close our Redlands, California upholstered furniture manufacturing facility and move production to available capacity at our other North American facilities. The Company’s Redlands upholstered furniture plant employed about 350 people, accounted for approximately 10% of the La-Z-Boy branded business total upholstery production, and manufactured recliners, motion sofas and classics (high-leg recliners). Production ceased at the Redlands plant as of the end of the second quarter of fiscal 2020 and in the third quarter of fiscal 2020, the facility, which is approximately 200,000 square feet, was sold for $10.8 million, net of closing costs. The sale of the Redlands property resulted in a $9.7 million pre-tax gain, recorded in selling, general and administrative expense ("SG&A") in our consolidated statement of income. In addition, we have transitioned the leather cut-and-sew operation from the Newton, Mississippi upholstered furniture manufacturing plant to another North American-based cut-and-sew facility. The move of the Newton leather cut-and-sew operation impacted about 105 of the 525 employees at that location.
As a part of our supply chain optimization initiative, we may incur expenses that qualify as exit and disposal costs under ASC 420, Exit or Disposal Cost Obligations. Other expenses that are an integral component of, and directly attributable to, restructuring activities do not qualify as exit and disposal costs, such as accelerated depreciation, asset impairments and other incremental costs. In the first nine months of fiscal 2020, we recognized pre-tax expenses associated with this initiative of $5.3 million within cost of sales. These costs do not qualify as exit and disposal costs under ASC 420.
At January 25, 2020, we owned preferred shares of two privately held start-up companies, both of which are variable interest entities. We also hold a warrant to purchase common shares of one of these companies. We have not consolidated the results of either of these companies in our financial statements because we do not have the power to direct those activities that most significantly impact the economic performance of either of these companies and, therefore, are not the primary beneficiary.
Accounting pronouncement adopted in fiscal 2020
The accounting standards update (“ASU”) described in the paragraph below had a significant impact on our accounting policies and our consolidated financial statements and related disclosures.
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

ASU	Description
ASU 2017-06	Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting
ASU 2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
ASU 2018-02	Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-07	Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
ASU 2018-13	Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements
ASU 2018-16	Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

Accounting pronouncements not yet adopted

The following table summarizes additional accounting pronouncements which we have not yet adopted, but we believe will not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2016-13	Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments	Fiscal 2021
ASU 2018-14	Compensation – Retirement benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans	Fiscal 2022
ASU 2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	Fiscal 2022
ASU 2020-01
Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 325, and Topic 815
Fiscal 2022

Subsequent events

Subsequent to the end of the third quarter of fiscal 2020, one of our largest customers made a public statement that they are actively exploring a variety of options with creditors, investors and landlords in order to continue serving their customers. As of the end of the third quarter of fiscal 2020, we had a trade receivable from this customer of approximately $7 million, and have not provided for any potential credit losses.  We are monitoring this fast-developing situation, including through direct discussions with this customer, and as of the date of this filing, based on all information available to us, believe that the amounts owed as of January 25, 2020, are materially collectible.
Note 2: Acquisitions
We did not complete any acquisitions during the nine months ended January 25, 2020.
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

The $7.5 million of prepaid compensation relates to the retention of the four Joybird founders, now our employees, each of whom will forfeit proportional amounts if one or more of them resigns in the two years following the acquisition. We are amortizing the $7.5 million to SG&A expense over the two-year retention period on a straight-line basis. In addition to the guaranteed cash payments of $75 million, we recorded a contingent consideration liability on the date of acquisition of $7.5 million, which reflects the fair value of the earn-out opportunities as of the date of acquisition. We also recorded a finite-lived intangible asset of $6.4 million reflecting the fair value of the acquired Joybird® trade name, which we are amortizing to SG&A expense on a straight-line basis over its useful life of eight years. The undiscounted range of the contingent consideration is zero to $65 million and is based on sales and profitability of Joybird in fiscal 2021 and fiscal 2023. Subsequent adjustments to the fair value of the contingent consideration will impact SG&A expense in our consolidated statement of income.
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
Refer to Note 6. Goodwill and Other Intangible Assets and Note 16. Fair Value Measurements for further information regarding the valuation of the contingent consideration, goodwill and intangible assets related to Joybird.

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

Note 3: Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	1/25/20	1/26/19
Cash and cash equivalents	$166,272	$101,579
Restricted cash	1,973	2,003
Total cash, cash equivalents and restricted cash	$168,245	$103,582

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/25/20	4/27/19
Raw materials	$96,010	$90,359
Work in process	14,055	13,728
Finished goods	110,168	114,478
FIFO inventories	220,233	218,565
Excess of FIFO over LIFO	(21,666)	(21,666)
Total inventories	$198,567	$196,899

Note 5: Leases
During the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use (“ROU”) asset and a lease liability.
The Company leases real estate for retail stores, distribution centers, warehouses, plants, showrooms and office space. We also have equipment leases for tractors/trailers, IT and office equipment and vehicles. We determine if a contract contains a lease at inception based on our right to control the use of an identified asset and our right to obtain substantially all the economic benefits from the use of that identified asset. Most of our real estate leases include options to renew or terminate early. We assess these options to determine if we are reasonably certain of exercising these options based on all relevant economic and financial factors. Any options that meet these criteria are included in the lease term at lease commencement.
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

Supplemental balance sheet information related to leases:

(Unaudited, amounts in thousands)	1/25/20
Operating leases
ROU assets	$318,124
Lease liabilities, short-term	65,089
Lease liabilities, long-term	267,955
Finance leases
ROU assets	$38
Lease liabilities, short-term	39
Lease liabilities, long-term	—

The ROU assets by segment are as follows:

(Unaudited, amounts in thousands)	1/25/20
Upholstery	$57,800
Casegoods	4,214
Retail	242,987
Corporate & Other	13,161
Total ROU assets	$318,162

The components of lease cost are as follows for the respective periods ended January 25, 2020:

(Unaudited, amounts in thousands)	Quarter Ended	Nine Months Ended
Operating lease cost	$18,987	$57,024
Financing lease cost	40	139
Short-term lease cost	25	76
Variable lease cost	48	142
Less: Sublease income	(633)	(1,893)
Total lease cost	$18,467	$55,488

The following tables present supplemental lease disclosures:

	Nine Months Ended January 25, 2020
(Unaudited, amounts in thousands)	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities	$57,851	$138
Lease liabilities arising from new ROU assets	52,954	—

	1/25/20
(Unaudited, amounts in thousands)	Operating Leases	Financing Leases
Weighted-average remaining lease term (years)	6.7	0.5
Weighted-average discount rate	3.8%	3.9%

The following table presents our undiscounted cash flows as of January 25, 2020, and our minimum contractual obligations on our leases as of April 27, 2019:

	1/25/20		4/27/19
(Unaudited, amounts in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Within one year	$76,348	$40	$76,508	$180
After one year and within two years	66,953	—	71,544	19
After two years and within three years	55,988	—	58,763	—
After three years and within four years	44,375	—	46,541	—
After four years and within five years	37,576	—	36,082	—
After five years	95,660	—	102,782	—
Total lease payments	376,900	40	$392,220	$199
Less: Interest	43,856	1
Total lease obligations	$333,044	$39

Note 6: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Related Acquisition
Upholstery segment	Acquisition of the wholesale business in the United Kingdom and Ireland
Retail segment	Acquisitions of La-Z-Boy Furniture Galleries® stores
Corporate & Other	Acquisition of Joybird

The following is a roll-forward of goodwill for the nine months ended January 25, 2020:

(Unaudited, amounts in thousands)	Upholstery Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 27, 2019	$12,148	$94,103	$79,616	$185,867
Acquisition adjustment	—	—	(769)	(769)
Translation adjustment	148	82	—	230
Balance at January 25, 2020	$12,296	$94,185	$78,847	$185,328

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Upholstery segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Casegoods segment	American Drew® trade name	Indefinite-lived
Retail segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following is a roll-forward of our other intangible assets for the nine months ended January 25, 2020:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 27, 2019	$1,155	$5,801	$20,117	$2,834	$29,907
Amortization	—	(598)	—	(165)	(763)
Translation adjustment	—	—	62	29	91
Balance at January 25, 2020	$1,155	$5,203	$20,179	$2,698	$29,235

We test intangibles and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. Per the annual test performed in the fourth quarter of fiscal year 2019, the relative fair value of the Joybird reporting unit and the carrying value of our goodwill were not significantly different, which is to be expected given the short duration of time between the testing date and the Joybird acquisition date. Joybird, an e-commerce retailer, is an early stage business with an expectation of high growth. With all business acquisitions, primarily those in the early stage, the timing on fully leveraging synergies comes with uncertainty and as a result, valuation volatility may occur. Absent any impairment indicators, aligned with our annual testing during the fourth quarter of fiscal 2020, we will undertake a review of the Joybird business, which could result in an adjustment to the fair value of the intangible assets and goodwill related to Joybird.

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

We also hold other investments consisting of cost-basis preferred shares of two privately held start-up companies. In the third quarter of fiscal year 2020, we recognized an other-than-temporary impairment of $6.0 million, which represents the full cost-basis value of the investment in one of these privately held start-up companies. The impairment loss is recognized in Other income (expense), net on the consolidated statement of income. Refer to Note 16, Fair Value Measurements for further information.
The following summarizes our investments:

(Unaudited, amounts in thousands)	1/25/20	4/27/19
Short-term investments:
Marketable securities	$18,891	$18,016
Held-to-maturity investments	3,542	3,341
Total short-term investments	22,433	21,357
Long-term investments:
Marketable securities	21,902	24,085
Cost basis investments	6,479	11,979
Total long-term investments	28,381	36,064
Total investments	$50,814	$57,421

Investments to enhance returns on cash	$30,109	$31,470
Investments to fund compensation/retirement plans	14,226	13,972
Other investments	6,479	11,979
Total investments	$50,814	$57,421

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	1/25/20			4/27/19
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,922	$(6,000)	$13,600	$1,841	$—	$19,535
Fixed income	199	(8)	31,962	75	(111)	33,217
Other	376	—	5,252	258	(13)	4,669
Total securities	$2,497	$(6,008)	$50,814	$2,174	$(124)	$57,421
The following table summarizes sales of marketable securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/20	1/26/19	1/25/20	1/26/19
Proceeds from sales	$11,517	$6,550	$23,887	$14,304
Gross realized gains	431	726	618	811
Gross realized losses	(62)	(261)	(150)	(327)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	1/25/20
Within one year	$19,041
Within two to five years	10,000
Within six to ten years	1,639
Thereafter	1,282
Total	$31,962

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
There were no net periodic pension costs associated with the terminated pension plan in the quarter and nine months ended January 25, 2020. For the quarter and nine months ended January 26, 2019, net periodic pension costs were as follows:

	Quarter Ended	Nine Months Ended
(Unaudited, amounts in thousands)	01/26/19	01/26/19
Service cost	$223	$869
Interest cost	1,116	3,348
Expected return on plan assets	(1,136)	(3,408)
Net amortization	639	1,917
Net periodic pension cost	$842	$2,726

The components of net periodic pension cost other than the service cost were included in other income (expense), net in our consolidated statement of income. Service cost was recorded in cost of sales in our consolidated statement of income.

Employee Vacation Policy Changes
We enacted changes to our employee vacation policies that became effective on January 1, 2019. Our new vacation policies enhanced the amount of vacation time earned by our employees. Additionally, under these vacation policies, our salaried and office hourly employees now accrue vacation in the current calendar year for use in the current calendar year, and any vacation time earned but not used will be forfeited at the end of each calendar year. These changes reduced our salary and office hourly vacation liability and resulted in a one-time non-cash gain of $5.1 million in our consolidated statement of income in the third quarter of fiscal 2019. Of the total $5.1 million gain recorded, $1.3 million was recorded in cost of sales with the remainder recorded in SG&A expense. Our factory vacation policies for hourly employees were only changed to enhance the amount of vacation time earned by our employees, with no change to accrual methodologies, and resulted in $0.3 million incremental expense in the third quarter of fiscal 2019, recorded in cost of sales.
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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/25/20	01/26/19	01/25/20	01/26/19
Balance as of the beginning of the period	$23,081	$25,197	$22,736	$21,205
Acquisitions	—	—	—	4,100
Accruals during the period	6,321	5,660	17,746	16,270
Settlements during the period	(6,057)	(5,560)	(17,137)	(16,278)
Balance as of the end of the period	$23,345	$25,297	$23,345	$25,297

As of January 25, 2020 and April 27, 2019, we included $14.3 million and $13.9 million, respectively, of our product warranty liability in accrued expenses and other current liabilities on our consolidated balance sheet, and included the remainder in other long-term liabilities. We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.
Note 10:  Stock-Based Compensation
The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	01/25/20	01/26/19	01/25/20	01/26/19
Equity-based awards expense	$2,528	$2,495	$7,235	$8,174
Liability-based awards expense	(303)	144	37	10
Total stock-based compensation expense	$2,225	$2,639	$7,272	$8,184

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

In fiscal 2013 and fiscal 2014, we granted SARs as described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2013 and April 26, 2014, respectively. As of January 25, 2020, we had 7,149 and 13,869 SARs outstanding for the fiscal 2013 and fiscal 2014 awards, respectively. These awards have exceeded their expected life and will be re-measured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At January 25, 2020, the intrinsic value per share of the fiscal 2013 and fiscal 2014 awards were $20.59 and $13.50, respectively.
Restricted Stock. We granted 166,649 shares of restricted stock to employees during the first nine months of fiscal 2020. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock awarded in the first nine months of fiscal 2020 was $30.41 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the grant date of the award. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.
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

Note 11: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended January 25, 2020, and January 26, 2019, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at October 26, 2019	$1,345	$—	$418	$(4,231)	$(2,468)
Changes before reclassifications	50	—	41	—	91
Amounts reclassified to net income	—	—	(20)	55	35
Tax effect	—	—	(5)	(14)	(19)
Other comprehensive income attributable to La-Z-Boy Incorporated	50	—	16	41	107
Balance at January 25, 2020	$1,395	$—	$434	$(4,190)	$(2,361)

Balance at October 27, 2018	$(24)	$(24)	$(197)	$(28,084)	$(28,329)
Changes before reclassifications	800	—	72	—	872
Amounts reclassified to net income	—	93	48	687	828
Tax effect	—	(23)	(30)	(172)	(225)
Other comprehensive income attributable to La-Z-Boy Incorporated	800	70	90	515	1,475
Balance at January 26, 2019	$776	$46	$(107)	$(27,569)	$(26,854)
The activity in accumulated other comprehensive income (loss) for the nine months ended January 25, 2020, and January 26, 2019, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	1,345	—	253	—	1,598
Reclassification of certain income tax effects (1)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	14	(28)	164	150
Tax effect	—	(4)	(55)	(41)	(100)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,345	(87)	428	(585)	1,101
Balance at January 25, 2020	$1,395	$—	$434	$(4,190)	$(2,361)

Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)
Changes before reclassifications	(1,612)	(369)	175	—	(1,806)
Cumulative effect adjustment for investments (2)	—	—	(1,637)	—	(1,637)
Amounts reclassified to net income	—	225	29	2,059	2,313
Tax effect	—	36	(50)	(511)	(525)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,612)	(108)	(1,483)	1,548	(1,655)
Balance at January 26, 2019	$776	$46	$(107)	$(27,569)	$(26,854)

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to adoption of ASU 2018-02.

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

The components of non-controlling interest were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/20	1/26/19	1/25/20	1/26/19
Balance as of the beginning of the period	$15,543	$13,411	$14,468	$13,035
Net income	204	443	434	1,428
Other comprehensive income (loss)	(162)	669	683	60
Balance as of the end of the period	$15,585	$14,523	$15,585	$14,523

Note 12: Revenue Recognition

Our revenue is primarily derived from product sales. We report product sales net of discounts and recognize them when control (rights and obligations associated with the product) passes to the customer. For sales to furniture retailers or distributors, control typically transfers when we ship the product. In cases where we sell directly to the end consumer, control of the product is generally transferred upon delivery.
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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended January 25, 2020
(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$212,079	$—	$100,662	$—	$312,741
Stationary Upholstery Furniture	96,429	4,131	33,348	29,094	163,002
Bedroom Furniture	—	7,772	1,517	1,842	11,131
Dining Room Furniture	—	5,981	3,040	596	9,617
Occasional Furniture	383	11,619	6,148	516	18,666
Other (1)	27,805	(1,388)	22,779	(6,379)	42,817
Total	$336,696	$28,115	$167,494	$25,669	$557,974

		Eliminations			(82,118)
		Consolidated Net Sales			$475,856

	Quarter Ended January 26, 2019
	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$212,631	$—	$100,232	$—	$312,863
Stationary Upholstery Furniture	94,551	3,844	27,652	24,096	150,143
Bedroom Furniture	—	7,447	1,586	1,296	10,329
Dining Room Furniture	—	5,733	3,097	610	9,440
Occasional Furniture	391	12,292	5,959	338	18,980
Other (1)	26,875	(1,251)	20,891	(3,491)	43,024
Total	$334,448	$28,065	$159,417	$22,849	$544,779

		Eliminations			(77,197)
		Consolidated Net Sales			$467,582

(1)	Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives.

	Nine Months Ended January 25, 2020
(Unaudited, amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$588,820	$—	$270,301	$—	$859,121
Stationary Upholstery Furniture	281,699	12,873	96,306	79,477	470,355
Bedroom Furniture	—	24,711	4,513	4,800	34,024
Dining Room Furniture	—	17,656	8,036	1,436	27,128
Occasional Furniture	1,083	33,988	16,728	1,374	53,173
Other (1)	79,365	(4,588)	63,010	(16,555)	121,232
Total	$950,967	$84,640	$458,894	$70,532	$1,565,033

		Eliminations			(228,332)
		Consolidated Net Sales			$1,336,701

	Nine Months Ended January 26, 2019
	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$602,458	$—	$260,924	$—	$863,382
Stationary Upholstery Furniture	272,087	12,215	76,517	47,791	408,610
Bedroom Furniture	—	24,045	3,891	3,756	31,692
Dining Room Furniture	—	18,068	7,293	1,429	26,790
Occasional Furniture	1,202	38,003	15,000	828	55,033
Other (1)	69,192	(4,503)	54,706	(4,712)	114,683
Total	$944,939	$87,828	$418,331	$49,092	$1,500,190

		Eliminations			(208,580)
		Consolidated Net Sales			$1,291,610

(1)	Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives.

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
At January 25, 2020, our consolidated balance sheet includes current assets of $25.3 million that we reported as other receivables. These other receivables represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2020, we had $17.0 million of other receivables.

We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the “contract liabilities”). At January 25, 2020, we included $60.9 million of customer deposits and $25.3 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2020, we had $42.8 million of customer deposits and $17.0 million of deferred revenues. During the quarter and nine months ended January 25, 2020 we recognized revenue of $0.5 million and $55.0 million, respectively, related to our contract liability balance at April 27, 2019.
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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/20	1/26/19	1/25/20	1/26/19
Sales
Upholstery segment:
Sales to external customers	$262,835	$265,487	$746,851	$759,569
Intersegment sales	73,861	68,961	204,116	185,370
Upholstery segment sales	336,696	334,448	950,967	944,939

Casegoods segment:
Sales to external customers	22,583	23,129	68,561	73,774
Intersegment sales	5,532	4,936	16,079	14,054
Casegoods segment sales	28,115	28,065	84,640	87,828

Retail segment sales	167,494	159,417	458,894	418,331

Corporate and Other:
Sales to external customers	22,944	19,549	62,395	39,936
Intersegment sales	2,725	3,300	8,137	9,156
Corporate and Other sales	25,669	22,849	70,532	49,092

Eliminations	(82,118)	(77,197)	(228,332)	(208,580)
Consolidated sales	$475,856	$467,582	$1,336,701	$1,291,610

Operating Income (Loss)
Upholstery segment	$46,512	$34,566	$104,859	$90,602
Casegoods segment	2,534	3,332	7,336	10,173
Retail segment	16,383	14,158	33,272	25,179
Corporate and Other	(13,116)	(11,213)	(40,131)	(33,451)
Consolidated operating income	52,313	40,843	105,336	92,503
Interest expense	(265)	(538)	(891)	(1,143)
Interest income	844	540	2,093	1,534
Other income (expense), net	(5,998)	(941)	(5,390)	(2,046)
Income before income taxes	$46,894	$39,904	$101,148	$90,848

Note 14: Income Taxes
Our effective tax rate was 26.0% and 25.3% for the third quarter and nine months ended January 25, 2020, respectively. Our effective tax rate was 26.9% and 24.6% for the third quarter and nine months ended January 26, 2019, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Absent discrete adjustments, our effective tax rate in the third quarter of fiscal 2020 would have been 25.8%.
Note 15: Earnings per Share
Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2020, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. The restricted stock awards we granted in fiscal 2019 and fiscal 2020 do not have non-forfeitable rights to dividends and therefore are not considered participating securities. The dividends on the restricted stock awards granted in fiscal 2019 and fiscal 2020 are, and will continue to be held in escrow, until the stock awards vest at which time we will pay any accumulated dividends.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/25/20	1/26/19	1/25/20	1/26/19
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$34,512	$28,731	$75,174	$67,046
Income allocated to participating securities	(45)	(92)	(121)	(231)
Net income available to common Shareholders	$34,467	$28,639	$75,053	$66,815

Denominator:
Basic weighted average common shares outstanding	46,262	46,820	46,545	46,808
Add:
Contingent common shares	148	131	147	135
Stock option dilution	174	140	175	269
Diluted weighted average common shares outstanding	46,584	47,091	46,867	47,212

Earnings per Share:
Basic	$0.75	$0.61	$1.61	$1.43
Diluted	$0.74	$0.61	$1.60	$1.42

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We had outstanding options to purchase 0.3 million shares for the quarter and nine months ended January 25, 2020, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. Similarly, we excluded options to purchase 0.4 million shares from the diluted share calculation for the quarter and nine months ended January 26, 2019.
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
The following table presents the fair value hierarchy for those assets and liabilities we measured at fair value on a recurring basis at January 25, 2020 and April 27, 2019. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At January 25, 2020
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$4	$33,417	$—	$7,372	$40,793
Held-to-maturity investments	3,542	—	—	—	3,542
Cost basis investments	—	—	6,479	—	6,479
Total assets	$3,546	$33,417	$6,479	$7,372	$50,814

Liabilities
Contingent consideration liability	$—	$—	$7,900	$—	$7,900

At April 27, 2019
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$5	$34,390	$—	$7,706	$42,101
Held-to-maturity investments	3,341	—	—	—	3,341
Cost basis investment	—	—	11,979	—	11,979
Total assets	$3,346	$34,390	$11,979	$7,706	$57,421

Liabilities
Contingent consideration liability	$—	$—	$7,900	$—	$7,900

(1)	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.
At January 25, 2020 and April 27, 2019, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.
The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.
At January 25, 2020, our Level 3 assets included non-marketable preferred shares of two privately held start-up companies, and a warrant to purchase common shares of one of these privately held start-up companies. The fair value for our Level 3 investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer.
During the quarter ended October 26, 2019, we invested an additional $0.5 million in one of these privately held start-up companies. Subsequently and during the quarter ended January 25, 2020, with respect to the same investee, we recorded an impairment charge of $6.0 million for the full carrying value as it was determined the value of the investment was not recoverable. For non-marketable equity investments, the measurement of fair value requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances that impact the fair value of the investment. Among other factors, we assessed the investee’s ability to meet business milestones, its financial condition and near-term prospects (including the rate at which the investee was using its cash), the investee’s need for possible additional funding at a lower valuation, and the competitive environment in which the investee operates its business.
There were no other changes to the fair value of our Level 3 assets during the quarter and nine months ended January 25, 2020.
Our Level 3 liability includes our contingent consideration liability from the Joybird acquisition. We estimated the contingent consideration liability based on future revenues and earnings in fiscal 2021 and fiscal 2023. The fair value was determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earn-out periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earn-out payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 4.2% for the fiscal 2021 milestone and 4.7% for the fiscal 2023 milestone. There were no changes to the fair value of our Level 3 liabilities during the first nine months of fiscal 2020. However, our integration efforts related to the acquired Joybird business are taking longer than anticipated. Consistent with our policy of testing of non-financial assets annually in the fourth quarter or more frequently, if an impairment indicator is identified, we will be undertaking a review of the Joybird business next quarter, which will include future revenue and earnings projections, and which could result in an adjustment to the fair value of the contingent consideration liability as well as intangible assets and goodwill related to Joybird.

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
Actual results could differ materially from those we anticipate or project due to a number of factors, including: (a) changes in consumer confidence and demographics; (b) the possibility of a recession; (c) changes in the real estate and credit markets and their effects on our customers, consumers and suppliers; (d) international political unrest, terrorism or war; (e) volatility in energy and other commodities prices; (f) the impact of logistics on imports and exports; (g) tax rate, interest rate, and currency exchange rate changes; (h) changes in the stock market impacting our profitability and our effective tax rate; (i) operating factors, such as supply, labor or distribution disruptions (e.g. port strikes); (j) changes in legislation, including the tax code, or changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of bilateral and multilateral trade agreements impacting our business; (k) adoption of new accounting principles; (l) fires, severe weather or other natural events such as hurricanes, earthquakes, flooding, tornadoes and tsunamis; (m) our ability to procure, transport or import, or material increases to the cost of transporting or importing, fabric rolls, leather hides or cut-and-sewn fabric and leather sets domestically or abroad; (n) information technology conversions or system failures and our ability to recover from a system failure; (o) effects of our brand awareness and marketing programs; (p) the discovery of defects in our products resulting in delays in manufacturing, recall campaigns, reputational damage, or increased warranty costs; (q) litigation arising out of alleged defects in our products; (r) unusual or significant litigation; (s) our ability to locate new La-Z-Boy Furniture Galleries® stores (or store owners) and negotiate favorable lease terms for new or existing locations; (t) the ability to increase volume through our e-commerce initiatives; (u) the impact of potential goodwill or intangible asset impairments; and (v) those matters discussed in Item 1A of our Annual Report on Form 10-K for the year ended April 27, 2019, and other factors identified from time-to-time in our reports filed with the SEC. We undertake no obligation to update or revise any forward-looking statements, whether to reflect new information or new developments or for any other reason.
Introduction
Our Business
We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. As of January 25, 2020, we had six major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. We have closed our manufacturing facility located in Redlands, California as of the end of the second quarter of fiscal 2020. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.
We sell our products to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through stores that we own and operate and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 355 La-Z-Boy Furniture Galleries® stores and 559 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 155 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 559 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 602 outlets and approximately 1.8 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.5 million square feet worldwide. Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.
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

•
Our unique multi-channel distribution network. In addition to our branded distribution channels, nearly 2,200 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Art Van, Nebraska Furniture Mart, and Slumberland. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

•
Our on-trend products including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features celebrity brand ambassador, Kristen Bell, and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. We are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•
Our innovative products, including stain-resistant iClean™ and eco-friendly Conserve ™ fabrics and our power products, some of which include wireless hand remote, dual mechanisms and articulating headrests. Our innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in January 2019 at our Dayton, Tennessee campus.

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

•
Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong and Joybird, an e-commerce retailer. Joybird manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture such as occasional tables and other accessories. Joybird sells to end consumers primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meets the requirements of reportable segments at this time.

Results of Operations
Fiscal 2020 Third Quarter Compared with Fiscal 2019 Third Quarter

La-Z-Boy Incorporated

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	01/25/20	01/26/19	% Change	01/25/20	01/26/19	% Change
Sales	$475,856	$467,582	1.8%	$1,336,701	$1,291,610	3.5%
Operating income	52,313	40,843	28.1%	105,336	92,503	13.9%
Operating margin	11.0%	8.7%		7.9%	7.2%

Sales

Consolidated sales increased $8.3 million and $45.1 million in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago. The sales increase in the fiscal 2020 periods was primarily due to sales growth in our Retail segment, higher tariff surcharge revenue in our Upholstery segment and higher Joybird sales. Additionally, sales in the first nine months of fiscal 2020 included the benefit of second quarter fiscal 2019 acquisitions, both in our Retail segment and from the acquisition of Joybird.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 230 basis points and 70 basis points in the third quarter and first nine months of fiscal 2020, respectively, compared with the same periods a year ago.

●
Gross margin, which is calculated as gross profit as a percentage of sales, increased 140 basis points in both the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago.

•
Changes in our consolidated sales mix improved gross margin by 60 basis points and 100 basis points in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods last fiscal year. This benefit was driven by the growth of our Retail segment and Joybird, which have higher gross margins than our Upholstery and Casegoods segments.

•
In both the third quarter and the first nine months of fiscal 2020, the Upholstery gross margin was impacted by supply chain inflationary pressures which were more than offset by efficiencies and lower commodity costs. Additionally, the prior year third quarter included a one-time benefit due to changes to our employee vacation policies, which absent this quarter, resulted in a decreased the Upholstery segment's gross margin in the third quarter and first nine months of this year.

•	Partly offsetting these benefits was a decline in our Casegoods segment’s gross margin, primarily due to higher ocean freight costs and the impact of higher tariff costs on certain occasional tables.

•
In connection with our supply chain initiative, we recognized costs resulting from the shift in manufacturing operations from closed facilities to other manufacturing locations in the third quarter and the first nine months of fiscal 2020, which resulted in a gross margin decrease of 20 basis points and 40 basis points, respectively.

●	SG&A expenses as a percentage of sales decreased 90 basis points in the third quarter but increased 70 basis points in the first nine months of fiscal 2020, compared with the same periods a year ago.

•
Changes in our consolidated sales mix increased SG&A expenses as a percentage of sales by 70 basis points and 140 basis points in the third quarter and first nine months of fiscal 2020, respectively, compared with the same periods last fiscal year. This increase was driven by the growth of our Retail segment and the acquisition of Joybird, which have higher levels of SG&A expense as a percentage of sales than our Upholstery and Casegoods segments.

•
The sale of our Redlands facility, which resulted in a $9.7 million pre-tax gain, drove a 200 basis point and 70 basis point improvement in SG&A expense as a percent of sales in the third quarter and first nine months of fiscal 2020, respectively.

•
In the third quarter of fiscal 2019 we recognized a one-time benefit of $3.8 million due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 80 basis point and a 30 basis point increase in SG&A as percent of sales in the third quarter and first nine months of this year, respectively.

We discuss each segment’s results in the following section.

Upholstery Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	01/25/20	01/26/19	% Change	01/25/20	01/26/19	% Change
Sales	$336,696	$334,448	0.7%	$950,967	$944,939	0.6%
Operating income	46,512	34,566	34.6%	104,859	90,602	15.7%
Operating margin	13.8%	10.3%		11.0%	9.6%
Sales
The Upholstery segment’s sales increased $2.2 million and $6.0 million in the third quarter and first nine months of fiscal 2020, respectively, compared with the same periods a year ago. In response to an increase in tariff rates, our tariff surcharges increased sales by 0.7% and 1.4% in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago. The tariff rate on goods from China was increased to 25% at the start of the current fiscal year, compared to 10% in the prior year comparative periods. In the third quarter of fiscal 2020, unit volume increased 0.3% but was offset by increased promotional activity. For the first nine months of fiscal 2020, we experienced an unfavorable change in our product mix, which drove lower sales of our higher-priced products including power motion sofas and leather products, with a shift to stationary sofas and sectionals.

Operating Margin

Operating margin increased 350 basis points and 140 basis points in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago.

●	Gross margin increased 60 basis points and 50 basis points in the third quarter and in first nine months of fiscal 2020, respectively, compared with the same periods a year ago.

•	Inflationary pressures in our supply chain were more than offset by efficiencies in the third quarter and the first nine months of fiscal 2020, respectively.

•	Lower raw material commodity prices provided an 80 basis point and a 110 basis point benefit to the segment’s gross margin in the third quarter and the first nine months of fiscal 2020, respectively.

•
Partially offsetting this, costs recognized in connection with our supply chain optimization initiative resulted in a gross margin decrease of 30 basis points and 60 basis points in the third quarter and the first nine months of fiscal 2020, respectively.

•
Additionally, the prior year third quarter included a one-time benefit due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 40 basis point and 10 basis point decrease in the segment's gross margin in the third quarter and first nine months of this year, respectively.

●
SG&A expense as a percentage of sales decreased 290 basis points and 90 basis points in the third quarter and first nine months of fiscal 2020, respectively, compared with the same periods a year ago, primarily due to the $9.7 million pre-tax gain on the sale of the Redlands facility. Partly offsetting this, the prior year third quarter included a one-time benefit due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 40 basis point and 20 basis point increase in the third quarter and first nine months of this year, respectively.

Casegoods Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands except percentages)	01/25/20	01/26/19	% Change	01/25/20	01/26/19	% Change
Sales	$28,115	$28,065	0.2%	$84,640	$87,828	(3.6)%
Operating income	2,534	3,332	(23.9)%	7,336	10,173	(27.9)%
Operating margin	9.0%	11.9%		8.7%	11.6%
Sales
The Casegoods segment’s sales were flat in the third quarter of fiscal 2020, but decreased $3.2 million in the first nine months of fiscal 2020, when compared with the same periods a year ago. The decrease in the first nine months was primarily due to lower sales volume on certain occasional tables that have been impacted by higher tariff costs.
Operating Margin
Operating margin decreased 290 basis points in both the third quarter and the first nine months of fiscal 2020 compared with the same periods a year ago.

●
Gross margin decreased 330 basis points and 290 basis points in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago, primarily due to higher ocean freight costs and the impact of higher tariff costs on certain occasional tables.

●
SG&A expense as a percentage of sales was 40 basis points lower in the third quarter of fiscal 2020 and flat in the first nine months of fiscal 2020, compared with the same periods a year ago, primarily due to disciplined spending in response to lower sales volume. Partly offsetting this, the prior year third quarter included a one-time benefit due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 70 basis point and 20 basis point increase in the third quarter and first nine months of this year, respectively.

Retail Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	01/25/20	01/26/19	% Change	01/25/20	01/26/19	% Change
Sales	$167,494	$159,417	5.1%	$458,894	$418,331	9.7%
Operating income	16,383	14,158	15.7%	33,272	25,179	32.1%
Operating margin	9.8%	8.9%		7.3%	6.0%

Sales

The Retail segment’s sales increased $8.1 million and $40.6 million in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago. The increase in sales in the third quarter of fiscal 2020 compared to the same period a year ago was primarily due to a 5.5%, or $8.6 million, increase in delivered same-store sales driven by improved traffic trends and continued strong execution at the store level. Same-store delivered sales include the sales of all currently active stores which have been open for each comparable period. Sales in the first nine months of fiscal 2020 increased compared to the same period a year ago primarily due to $22.3 million in sales from acquired stores and a 3.6% increase in delivered same-store sales, or $18.6 million.

Operating Margin

Operating margin increased 90 basis points and 130 basis points in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago.

●
Gross margin increased 80 basis points and 40 basis points in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same period a year ago, primarily due to favorable product mix and lower purchase accounting charges.

●
SG&A expense as a percentage of sales improved 10 basis points and 90 basis points in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago, as we were better able to leverage our fixed costs (primarily occupancy and advertising) on increased delivered sales. The improvement in the first nine months of fiscal 2020 was primarily attributable to acquired stores which operate with lower SG&A expense as a percentage of sales compared with our existing stores. Partly offsetting this, the prior year third quarter included a one-time benefit due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 60 basis point and 20 basis point increase in the third quarter and first nine months of this year, respectively.

Corporate and Other

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	01/25/20	01/26/19	% Change	01/25/20	01/26/19	% Change
Sales	$25,669	$22,849	12.3%	$70,532	$49,092	43.7%
Intercompany eliminations	(82,118)	(77,197)	(6.4)%	(228,332)	(208,580)	(9.5)%
Operating loss	(13,116)	(11,213)	(17.0)%	(40,131)	(33,451)	(20.0)%
Sales
Sales increased $2.8 million in the third quarter and $21.4 million in the first nine months of fiscal 2020 compared with the same periods a year ago. The sales increase in the third quarter of fiscal 2020 was primarily due to $3.3 million higher Joybird sales, a 17.9% increase to $21.9 million for the quarter. Joybird was acquired at the start of the second quarter of fiscal 2019, and the sales comparison for the first nine months includes the benefit of two additional quarters of sales in fiscal 2020.
Intercompany eliminations increased in the third quarter and the first nine months of fiscal 2020 compared with the same periods a year ago due to higher sales from our Upholstery and Casegoods segments to our Retail segment, resulting from increased sales in the Retail segment and the impact of acquired stores.

Operating Loss
Our Corporate and Other operating loss increased $1.9 million and $6.7 million in the third quarter and the first nine months of fiscal 2020, respectively, compared with the same periods a year ago. Joybird operating loss for the quarter improved compared with the same quarter in the prior year, and has improved sequentially in each quarter of fiscal year 2020. The Company is continuing to make improvements across the business model with the objective to balance investments in growth with bottom-line performance. Our integration efforts are taking longer than anticipated and, as such, near-term growth and profitability expectations have been somewhat tempered. Nine-month results for Joybird also reflect these trends.
In addition, the prior year third quarter operating loss in Corporate and Other included a $1.1 million one-time benefit due to changes to our employee vacation policies.
Non-Operating Income (Expense)
Other Income (Expense), Net
Other income (expense), net was $6.0 million of expense in the third quarter of fiscal 2020 compared with $0.9 million of expense in the third quarter of fiscal 2019. The expense in third quarter of fiscal year 2020 was primarily due to a $6.0 million impairment of our investment in a privately held start-up company. The expense in fiscal 2019 was primarily due to pension and retirement-related expenses.
Other income (expense), net was $5.4 million of expense during the first nine months of fiscal 2020 compared with $2.0 million of expense during the first nine months of fiscal 2019. The expense in the first nine months of fiscal 2020 was due to the investment impairment charge noted above, partially offset by exchange rate gains. The expense in the first nine months of 2019 was primarily due to pension and retirement-related expenses, partially offset by exchange rate gains.
Income Taxes
Our effective tax rate was 26.0% and 25.3% for the third quarter and the first nine months of fiscal 2020, respectively, compared with 26.9% and 24.6% in the third quarter and the first nine months of fiscal 2019, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes. Absent discrete adjustments, our effective tax rate in the third quarter of fiscal 2020 would have been 25.8%.
Liquidity and Capital Resources
Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations, dividends to shareholders, and capital expenditures. We had cash, cash equivalents and restricted cash of $168.2 million at January 25, 2020, compared with $131.8 million at April 27, 2019. In addition, we had investments to enhance our returns on cash of $30.1 million at January 25, 2020, compared with $31.5 million at April 27, 2019.
We maintain a revolving credit facility secured primarily by our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. At January 25, 2020, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $145.5 million of the $150.0 million credit commitment.

Capital expenditures for the first nine months of fiscal 2020 were $35.5 million compared with $35.8 million during the first nine months of fiscal 2019. Capital expenditures in the first nine months of fiscal 2020 included spending on manufacturing machinery and equipment, upgrades to our upholstered furniture manufacturing plant in Dayton, Tennessee, and improvements to select retail stores. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $45 to $55 million for fiscal 2020, consisting of, among other things, plant upgrades to our upholstered furniture manufacturing facilities in Dayton, Tennessee and Neosho, Missouri, as well as improvements to several of our retail stores.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. We expect the board to continue declaring regular quarterly cash dividends for the foreseeable future, but it may discontinue doing so at any time.

Our board of directors has authorized the purchase of company stock. As of January 25, 2020, 4.8 million shares remained available for purchase pursuant to this authorization. We purchased 1.1 million shares during the first nine months of fiscal 2020, for a total of $35.3 million. With the cash flows we anticipate generating in fiscal 2020, we expect to continue being opportunistic in purchasing company stock.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/25/20	1/26/19
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$119,759	$91,448
Net cash used for investing activities	(31,114)	(114,399)
Net cash used for financing activities	(53,294)	(10,264)
Exchange rate changes	1,107	(74)
Change in cash, cash equivalents and restricted cash	$36,458	$(33,289)
Operating Activities
During the first nine months of fiscal 2020, net cash provided by operating activities was $119.8 million. Our cash provided by operating activities was primarily attributable to net income generated during the period, an increase in customer deposits driven from growth in our Retail business and improved working capital management.
During the first nine months of fiscal 2019, net cash provided by operating activities was $91.4 million. Our cash provided by operating activities was primarily attributable to net income generated during the first nine months of the year, as well as an $18.5 million increase in accrued expenses, primarily related to accrued incentive compensation costs. Partially offsetting net income was $19.0 million to fund seasonal inventory growth in advance of Chinese New Year, $7.0 million used for a discretionary pension contribution, and $7.5 million used for prepaid compensation related to the Joybird acquisition.
Investing Activities
During the first nine months of fiscal 2020, net cash used for investing activities was $31.1 million primarily due to $35.5 million used for capital expenditures and $6.4 million used to fund guaranteed payments related to the acquisition of Joybird. This was partially offset by $11.2 million in proceeds from the disposal of assets primarily due to the sale of the Redlands upholstery facility in the third quarter of fiscal 2020. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility and improvements to select retail stores.
During the first nine months of fiscal 2019, net cash used for investing activities was $114.4 million, primarily due to $78.6 million used for acquisitions and $35.8 million used for capital expenditures. Our cash used for acquisitions during the period included the acquisition of the assets of two independent operators of La-Z-Boy Furniture Galleries stores, one that operated nine stores and two warehouses in Arizona and one that operated one store in Massachusetts, as well as our acquisition of Joybird, an e-commerce retailer and manufacturer of upholstered furniture. Our capital expenditures during the period primarily related to spending on manufacturing machinery and equipment, construction of our new Innovation Center, upgrades to our Dayton, Tennessee Upholstery manufacturing facility, expansion of our England subsidiary’s plant and construction of their new corporate office building, and relocation of one of our regional distribution centers.
Financing Activities
During the first nine months of fiscal 2020, net cash used for financing activities was $53.3 million, primarily due to $35.3 million used to purchase our common stock pursuant to our share repurchase authorization and $18.6 million paid to our shareholders in quarterly dividends.
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
Exchange Rate Changes
Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $1.1 million and decreased by $0.1 million from the end of fiscal year 2019 to the end of the third quarter of fiscal 2020 and from the end of fiscal 2018 to the end of the third quarter of fiscal 2019, respectively. These changes impacted our cash balances held in Canada, the United Kingdom, and Thailand.
Other
During the third quarter of fiscal 2020, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our fiscal 2019 Annual Report on Form 10-K.
We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.
Critical Accounting Policies
We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 27, 2019. There were no material changes to our critical accounting policies during the nine months ended January 25, 2020 except for changes related to our adoption of Accounting Standards Codification Topic 842 as described in Note 1 and Note 5 to the condensed consolidated financial statements included in this Form 10-Q.
Recent Accounting Pronouncements
See Note 1 to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first nine months of fiscal 2020, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 27, 2019.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended October 27, 2018, we acquired Stitch Industries, Inc. (“Joybird”) and the business comprising the assets acquired from EBCO, Inc., an independent operator of nine La-Z-Boy Furniture Galleries® stores in Arizona. We are currently integrating Joybird and the business comprising the assets acquired from EBCO, Inc. into our operations, compliance programs, and internal control processes.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
We disclosed our risk factors in our Form 10-K for the fiscal year ended April 27, 2019. There have been no material changes to our risk factors during the first nine months of fiscal 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our board of directors has authorized the purchase of company stock. During the fourth quarter of fiscal 2019, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The plan was effective October 28, 2019. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expired at the close of business on January 24, 2020. We spent $12.2 million in the third quarter of fiscal 2020 to purchase 0.4 million shares. As of January 25, 2020, 4.8 million shares remained available for purchase pursuant to the board authorization. With the cash flows we anticipate generating in fiscal 2020, we expect to continue being opportunistic in purchasing company stock.
The following table summarizes our purchases of company stock during the quarter ended January 25, 2020:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 27 – November 30, 2019)	103	$34.09	103	5,105
Fiscal December (December 1 – December 28, 2019)	163	$31.42	163	4,942
Fiscal January (December 29 – January 25, 2020)	113	$31.70	112	4,830
Fiscal Third Quarter of 2020	379	$32.23	378	4,830

(1)
In addition to the 377,662 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 1,215 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.

(2)
On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(4.1)	Amendment Number One to Second Amended and Restated Credit Agreement, dated December 13, 2019
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 25, 2020, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 18, 2020

	BY:	/s/ Lindsay A. Barnes
Lindsay A. Barnes Vice President, Corporate Controller and Chief Accounting Officer