Form 10-K
period 2020-04-25
LA-Z-BOY INC
filed 2020-06-23
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 25, 2020
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
Registrant's telephone number, including area code: (734) 242-1444
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	LZB	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Based on the closing sales price as reported on the New York Stock Exchange on October 25, 2019, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant on that date was approximately $1,648 million.
The number of shares of common stock, $1.00 par value, of the registrant outstanding as of June 16, 2020 was 45,857,936.
DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

LA-Z-BOY INCORPORATED
ANNUAL REPORT ON FORM 10-K FOR FISCAL 2020
Note: The responses to Items 10 through 14 of Part III will be included in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2020 Annual Meeting of Shareholders. The required information is incorporated into this Form 10-K by reference to that document and is not repeated herein.

Cautionary Note Regarding Forward-Looking Statements

In this Annual Report on Form 10-K ("Annual Report"), La-Z-Boy Incorporated and its subsidiaries (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") make "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, forward-looking statements include information concerning expectations, projections or trends relating to our results of operations, financial results, financial condition, strategic initiatives and plans, expenses, dividends, share repurchases, liquidity, use of cash and cash requirements, borrowing capacity, investments, future economic performance, business and industry and the effect of the novel coronavirus ("COVID-19") pandemic on our business operations and financial results.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as "anticipates," "believes," "continues," "estimates," "expects," "feels," "forecasts," "hopes," "intends," "plans," "projects," "likely," "seeks," "short-term," "non-recurring," "one-time," "outlook," "target," "unusual," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," or "may." A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this Annual Report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control, such as the continuing and developing impact of, and uncertainty caused by, the COVID-19 pandemic. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial performance.

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in this Annual Report under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations". Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information future events or for any other reason.

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

We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. As of April 25, 2020, we had six major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. We closed our manufacturing facility located in Redlands, California as of the end of the second quarter of fiscal 2020. On June 4, 2020, we announced the closure of our Newton, Mississippi upholstery manufacturing facility. Production from our Newton upholstery facility will be shifted to available capacity at the company’s Dayton, Tennessee, Neosho, Missouri, and Siloam Springs, Arkansas plants. Refer to Note 21, Subsequent Events, for further information. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 354 La-Z-Boy Furniture Galleries® stores and 555 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary." We own 154 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 555 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 606 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.5 million square feet worldwide. Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.

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

•
Retail Segment. Our Retail segment consists of one operating segment comprising our 154 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

We have provided additional detailed information regarding our segments and their products in Note 17, Segment Information, to our consolidated financial statements and our "Management's Discussion and Analysis" section, both of which are included in this report.

Recent Developments

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. This declaration, along with the continued spread of the disease, prompted federal, state, and local governments throughout the world, including the United States, to implement swift measures in an effort to combat the spread of the virus through social distancing. Such measures included temporary quarantines, shelter-in-place orders and directives, restrictions on travel, and forced closures of non-essential businesses, which included many sectors within retail commerce.

On March 29, 2020, we announced our action plan in response to the COVID-19 crisis including, among other things, the temporary closure of our U.S. manufacturing facilities, company-owned La-Z-Boy Furniture Galleries® stores, and regional distribution centers, the furlough of approximately 70% of our global workforce, temporary salary reductions of 50% for senior management and 25% for salaried employees, and temporary suspension of cash compensation for our board of directors.

On April 9, 2020, we provided an update to our COVID-19 action plan which emphasized our continued focus on the health, safety and well-being of our employees and their families, our customers, and the communities in which we operate. Our update involved the continued evaluation of plans and timing as it related to re-opening our company owned La-Z-Boy Furniture Galleries® stores and to re-starting production at our U.S.- and Mexico-based manufacturing facilities, which are subject to applicable federal, state and local requirements and guidelines. In addition, we announced that we would continue to operate our regional distribution centers, adhering to safety guidelines, to deliver in-process orders.

On April 22, 2020, we provided a further update on our COVID-19 action plan which included, among other things, the resumption of operations at partial production capacity at several U.S.- based plants on April 27, 2020. In addition, we announced that we would open several retail locations across the U.S. on a reduced schedule with the expectation to open additional stores in the coming weeks, in accordance with federal, state and local guidelines.

In addition to the operational actions outlined above, we have implemented a number of measures to maintain liquidity during the COVID-19 crisis, including, among other things, managing workforce costs, deferring rent payments on active leases and delaying planned capital expenditures deemed non-essential. Further, during the fourth quarter of 2020 we proactively drew $75.0 million under our revolving credit facility and announced the elimination of the June quarterly dividend and temporarily halted our share repurchase program to prioritize near-term financial flexibility.

The temporary salary reductions instituted on March 29, 2020, ended and full base salaries were reinstated as of June 1, 2020, for all employees other than the named executive officers of the Company. The 50% salary reductions for the named executive officers remain in effect as of the date of this filing.

On June 4, 2020, we announced the reduction of our global workforce by about 10%, or approximately 850 employees, across manufacturing, retail and corporate locations, including the closure of our Newton, Mississippi, upholstery manufacturing facility. Production from that facility will be shifted to available capacity at our Dayton, Tennessee, Neosho, Missouri, and Siloam Springs, Arkansas plants. The Newton-based integrated internal supply functions will remain in operation. Approximately 170 individuals work across these areas and will remain with the company. Refer to Note 21, Subsequent Events, for further information.

We continue to manage the impact of the COVID-19 crisis on a daily basis and as of the date of this filing, we are unable to predict when and how quickly we will be able to resume full retail and manufacturing operations and the impact this will have on our financial operations in the near and long term. The timing of any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products. We expect a phased return to operations over a period of time. Additionally, as we have re-opened stores and re-started plants, we continue to follow enhanced health and safety protocols across all locations to ensure our employees and our customers are well-protected.
Raw Materials and Parts
The principal raw materials and parts used for manufacturing are purchased cover (primarily fabrics and leather), polyester batting and polyurethane foam for cushioning and padding, lumber and plywood for frames, steel for motion mechanisms, electrical components for power units and various other metal components for fabrication of product. We purchase about 50% of our polyurethane foam from one supplier, which has several facilities across the United States that deliver to our plants. We purchase cover from a variety of sources, but we rely on a limited number of major suppliers. We purchase approximately two-thirds of our cover in a raw state (fabric rolls or leather hides) and cut and sew it into cover in our cut and sew facility in Mexico. We purchase the remainder in covers that have already been cut and sewn to our specifications by third-party offshore suppliers. We buy cut-and-sewn leather and fabric products from five primary suppliers. Of the products that we import, two suppliers that operate in China and one in Vietnam manufacture approximately 95% of the leather cut-and-sewn sets, and three suppliers that also operate in China manufacture approximately 90% of the fabric products. One of the five primary suppliers manufactures both leather cut-and-sewn sets and fabric products. We use these suppliers primarily for their product design capabilities, to leverage our buying power, and to control quality and product flow, in addition to their ability to handle the volume of product we require to operate our business. If any of these suppliers experience financial or other difficulties, we could experience temporary disruptions in our manufacturing process until we obtain alternate suppliers.
We manage our Asian supply chain through our global trading company in Hong Kong, which works to identify efficiencies and savings opportunities, while verifying La-Z-Boy quality standards are being adhered to and managing the relationships with our Asian suppliers. During fiscal 2020, the prices of materials we use in our upholstery manufacturing process decreased. As we begin fiscal 2021, we expect the impact of the COVID-19 pandemic will result in raw material prices that are flat or slightly down in the short term, then gradually increase as North American manufacturing returns to more normal levels. Geo-political pressures associated with COVID-19 will continue to introduce uncertainty into many markets, including with respect to freight and tariffs. To the extent that we experience incremental costs in these areas, we may increase our selling prices or assess material surcharges to offset the impact while they are in effect.
Finished Goods Imports
We import all of the casegoods (wood) furniture that we sell. In fiscal 2020, we purchased approximately 58% of this imported product from three suppliers. We use these suppliers primarily to leverage our buying power, to control quality and product flow, and because their capabilities align with our product design needs. In addition, these suppliers have the ability to handle the volume of product we require. If any of these suppliers experience financial or other difficulties, or are negatively affected by the COVID-19 pandemic, we could experience disruptions in our product flow until we obtain alternate suppliers, which could be lengthy due to the longer lead time required for sourced wood furniture from Asian manufacturers.
We use an all-import model for our casegoods furniture primarily to remain competitive for these products. The prices we paid for these imported products, including associated transportation costs, increased in fiscal 2020 compared with fiscal 2019, partially due to an increase in tariffs on certain product imported from China. During fiscal 2020, to reduce the impact of higher tariffs, we shifted a large portion of product sourcing from China to Vietnam. As a result, we now import approximately 10% of our casegoods product from China and 87% from Vietnam compared to 25% and 72% from China and Vietnam in fiscal 2019, respectively. In fiscal 2021, we expect freight costs to decrease and overall product costs to be flat when compared with 2020. Looking across our business, imported finished goods represented 7% and 8% of our consolidated sales in fiscal 2020 and fiscal 2019, respectively.
Seasonal Business
We believe that the demand for furniture generally reflects sensitivity to overall economic conditions, including consumer confidence, housing market conditions and unemployment rates. For our wholesale businesses, the fourth quarter is historically the seasonally highest-volume sales quarter. For our retail and e-commerce businesses, which includes our company-owned retail stores and Joybird, the third quarter is typically the seasonally highest-volume sales quarter.
During fiscal 2020, however, we experienced our largest sales volume during the third quarter in both our wholesale and retail businesses followed by a significant slowdown in sales in the middle of the fourth quarter due to the impact of COVID-19. During the fourth quarter of fiscal 2020, the entire U.S. retail industry was adversely impacted by retail store and manufacturing closures, supply chain disruption and economic uncertainty due to the COVID-19 pandemic. This impact is not reflective of any seasonal trends in the furniture industry and is not an indicator that seasonal trends are changing for our wholesale or retail businesses.
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
Economic Cycle and Purchasing Cycle
Our sales are impacted by the overall growth of the furniture industry, which is primarily influenced by consumer discretionary spending and existing and new housing activity. In addition, consumer confidence, employment rates, international trade policies, and other factors could affect demand. We are unable to predict how or to what extent the COVID-19 pandemic may impact the economic and purchasing cycle for our products in the short and long term.
Upholstered furniture has a shorter life cycle than casegoods furniture because upholstered furniture is typically more fashion and design-oriented and is often purchased one or two pieces at a time. Purchases and demand for consumer goods, including upholstered furniture, fluctuate based on consumer confidence. Casegoods products, in contrast, are longer-lived and frequently purchased in groupings or "suites," resulting in a much larger cost to the consumer. As a result, casegoods sales are more sensitive to economic conditions, including growth or a slowdown in the housing market, whereas upholstered furniture normally exhibits a less volatile sales pattern over an economic cycle.
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

Our Joybird business maintains raw materials and work-in-process inventory at its manufacturing location. Joybird finished goods inventory is maintained at our regional distribution centers, at its manufacturing location or in-transit to the end consumer.
Our inventory decreased $15.3 million as of year end fiscal 2020 compared with year end fiscal 2019 primarily as a result of a slowdown in our supply chain related to decreased sales volume and the closure of our manufacturing facilities for a four-week period at the end of the fourth quarter, all due to the impact of COVID-19. We actively manage our inventory levels on an ongoing basis to ensure they are appropriate relative to our sales volume, while maintaining our focus on service to our customers.
Accounts Receivable: Our accounts receivable decreased $43.9 million as of year end fiscal 2020 compared with year end fiscal 2019. The decrease in accounts receivable was primarily due to fourth quarter sales in fiscal 2020 being lower compared with the same period a year ago due to the impact of COVID-19 as well as an increase in our allowance for receivable credit losses and the write-off of $7.9 million of accounts receivable, primarily due to the bankruptcy of our largest customer, Art Van Furniture Group. We monitor our customers' accounts and limit our credit exposure to certain independent dealers and strive to decrease our days' sales outstanding where possible. Our days' sales outstanding is a measure of the time needed to collect outstanding accounts receivable once we have completed a sale. Our days' sales outstanding was relatively flat in fiscal 2020 compared with fiscal 2019.
Accounts Payable: Our accounts payable decreased $9.9 million as of year end fiscal 2020 compared with year end fiscal 2019, primarily due to a slowdown in the purchase of inventory and a decrease in nonessential purchases in response to lower sales volume, which was partly offset by an increase in days payables outstanding, due to an initiative to extend payment terms with suppliers by an average of 15 days in order to enhance liquidity in response to COVID-19.
Customer Deposits: We collect a deposit from our customers at the time a customer order is placed in one of our company-owned retail stores or through our websites, www.la-z-boy.com and www.joybird.com. Customer deposits decreased $2.1 million as of fiscal year end 2020 compared with year end fiscal 2019, primarily due to lower written sales volume resulting from COVID-19 related retail store closures.
Customers
Our wholesale customers are furniture retailers. While primarily located throughout the United States and Canada, we also have customers located in various other countries, including the United Kingdom, China, Australia, South Korea and New Zealand. Sales in our Upholstery and Casegoods segments are primarily to third-party furniture retailers, but we also sell directly to end consumers through our company-owned La-Z-Boy Furniture Galleries® stores that make up our Retail segment and through our websites, www.la-z-boy.com and www.joybird.com.
We have formal agreements with many furniture retailers for them to display and merchandise products from one or more of our operating units and sell them to consumers in dedicated retail space, either in stand-alone stores or dedicated proprietary galleries or studios within their stores. We consider this dedicated space to be "proprietary." For our Upholstery and Casegoods segments, our fiscal 2020 customer mix based on sales was approximately 60% proprietary, 15% major dealers such as Slumberland Furniture, Art Van Furniture Group, and Mathis Bros., and 25% other independent retailers. Art Van Furniture Group filed for bankruptcy and has begun Chapter 7 liquidation during the fourth quarter of fiscal 2020.
The success of our product distribution model relies heavily on having retail floor space that is dedicated to displaying and marketing our products. The 354-store La-Z-Boy Furniture Galleries® network is central to this approach. In addition, we sell product through proprietary space within other retail furniture stores, primarily La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, Kincaid Shoppes, and other international locations. Additionally, our Joybird business, which sells product primarily online to end consumers through its website, www.joybird.com, also has a limited amount of proprietary retail floor space that it uses as a showroom to develop its brand.
Maintaining, updating, and, when appropriate, expanding our proprietary distribution network is a key part of our overall sales and marketing strategy. We intend, over the long-term, to not only increase the number of stores in the network but also to continue to improve their quality, including upgrading old-format stores to our new concept design through remodels and relocations. We continue to maintain and update our current stores to improve the quality of the network. Subject to the recovery of the business environment in fiscal 2021, the La-Z-Boy Furniture Galleries® store network plans to open, relocate or remodel 20 to 25 stores during fiscal 2021, all of which will feature our latest store designs.

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
Our Upholstery segment backlogs as of April 25, 2020, and April 27, 2019, were approximately $72.6 million and $66.9 million, respectively. Higher backlogs as of the end of fiscal 2020 were driven by strong written orders in the second and third quarter which outpaced invoiced orders due to our four-week manufacturing shut down and a slowdown in our ability to deliver to certain areas due to COVID-19. Additionally, due to COVID-19, the annual April Furniture Market, which is typically a critical source of order generation was canceled. Our Casegoods segment backlogs were $5.4 million and $7.4 million, as of April 25, 2020, and April 27, 2019, respectively, primarily attributable to the negative impact of COVID-19. Our Corporate and Other segment backlog as of April 25, 2020, and April 27, 2019, was $4.9 million and $3.7 million, respectively, which relates to the Joybird business. Joybird continued to receive orders due to its online business model which built a backlog while its manufacturing facilities were closed due to COVID-19 at the end of fiscal year 2020.
Competitive Conditions
We are the second largest manufacturer/distributor of residential (living and family room, bedroom, and dining room) furniture in the United States, as measured by annual sales volume.
Alternative distribution channels have increasingly affected our retail markets. Direct-to-consumer brands, such as Article and Burrow, bypass brick and mortar retailers entirely or in some cases have developed a product that can be shipped more easily than traditional upholstered furniture, thus increasing competition for our products. The increased ability of consumers to purchase furniture through various furniture manufacturers' and digital-only retailers' internet websites, including companies such as Amazon, Hayneedle, QVC, and Wayfair, has also increased competition in the industry. Although digital retailers operate with lower overhead costs than a brick-and-mortar retailer, customer acquisition costs and advertising spend is typically much higher. Companies such as Costco, Home Depot, IKEA, Sam's Club, Target, Wal-Mart, and others, also offer products that compete with some of our product lines.
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
In the Upholstery segment, our largest competitors are Ashley, Bassett, Best Chair, Flexsteel, Klaussner, Kuka, Man Wah, and Southern Motion.
In the Casegoods segment, our main competitors are Bassett, Bernhardt, Hooker Furniture, and Lacquer Craft. The Casegoods segment faces additional market pressures from foreign manufacturers entering the United States market and increased direct purchases from foreign suppliers by large United States retailers.
The La-Z-Boy Furniture Galleries® stores operate in the retail furniture industry in the United States and Canada, and different stores have different competitors based on their geographic locations. Competitors include: Arhaus, Ashley, Bassett Furniture Direct, Bob's Discount Furniture, Crate and Barrel, Ethan Allen, Restoration Hardware, Havertys, Williams-Sonoma, several other regional competitors (for example Raymour & Flanigan Furniture, Mathis Brothers, and Slumberland Furniture), and family-owned independent furniture stores.
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

Compliance with Environmental Regulations

Our manufacturing operations involve the use and disposal of certain substances regulated under environmental protection laws and, from time to time, we may be involved in a small number of remediation actions and site investigations concerning these substances. Based on a review of all currently known facts and our experience with previous environmental matters, we currently do not believe it is probable that we will have any additional loss for environmental matters that would be material to our consolidated financial statements.

Employees

We employed a little over 9,500 full-time equivalent employees as of April 25, 2020, compared with approximately 9,700 employees at the end of fiscal 2019. We employed approximately 7,300 employees in our Upholstery segment, 200 in our Casegoods segment, 1,500 in our Retail segment, 300 in our Joybird business, and the remaining employees are corporate personnel. We employ the majority of our employees on a full-time basis.

As part of our COVID-19 action plan, on March 29, 2020, we announced temporary furloughs for approximately 70% of our global workforce. On June 4, 2020, we announced a global workforce reduction of about 10%, or approximately 850 employees, across our manufacturing, retail and corporate locations, including the closure of our Newton, Mississippi upholstery manufacturing facility. The Company’s Newton upholstery plant employs about 300 people, of which, approximately 170 individuals will remain with the company. Refer to Note 21, Subsequent Events, for further information.

The majority of furloughed employees are expected to return to work by July 1, 2020, with timing largely dependent upon stay-at-home guidelines, economic conditions and customer demand, and our focus on the health, safety and well-being of our employees.

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

ITEM 1A.    RISK FACTORS.

Our business is subject to a variety of risks. Any of the following risks could materially and adversely affect our business, results of operations, financial condition, or future prospects. The risks discussed below should be carefully considered, together with the other information provided in this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements, including the related notes. These risk factors do not identify all risks that we face. There may be additional risks that are presently unknown to us or that we currently believe to be immaterial that could affect us. Investors should carefully consider all risks, including those disclosed, before making an investment decision.

Macroeconomic, Market and Strategic Risks

The ongoing global COVID-19 pandemic had and may continue to have an adverse effect our business, results of operations, financial condition, and liquidity.

The ongoing COVID-19 pandemic has negatively impacted the world economy, significantly impacted global supply chains, and disrupted financial markets, all of which have negatively affected, and continue to negatively affect, the home furnishings manufacturing and retail industry, and our business. Various federal, state and local government authorities have taken actions to mitigate the spread of COVID-19, including travel restrictions, border closings, restrictions on public gatherings, stay-at-home orders and other quarantine and isolation measures, and business limitations such as mandatory temporary closures of non-essential retailers and other businesses, required reduced operating hours and customer occupancy limits. The COVID-19 pandemic, and mitigation actions in response to the pandemic, have led to significant disruptions in our retail, manufacturing and distribution operations and supply chains. These actions have adversely impacted, and could continue to adversely impact, our results of operations, financial condition, and liquidity.

To protect our employees, customers and the communities in which we operate, on March 29, 2020, we announced the temporary closure of our company-owned La-Z-Boy Furniture Galleries® stores and U.S. manufacturing plants, which adversely affected our operations, cash flows and liquidity. Subsequently, the COVID-19 pandemic also led to temporary reductions or suspensions of operations at some of our manufacturing facilities outside of the United States. On April 27, 2020, we resumed operations at partial production capacity at several U.S.-based plants. In addition, our decisions to re-open our company-owned La-Z-Boy Furniture Galleries® stores are being made on a case-by-case basis based on a number of factors including applicable federal, state and local requirements and guidelines. There is substantial uncertainty regarding the manner and timing in which we can return most or all of our business to more normal business operations. We may face longer term closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent federal, state and local restrictions including stay-at-home orders. The prolonged temporary closure of our retail stores or distribution centers would result in a further loss of revenues, profits, cash flows, and other effects on our business and operations. Further, after containment of the virus or as our company-owned La-Z-Boy Furniture Galleries® stores or the stores of our retail partners re-open, we cannot anticipate consumer willingness to visit the stores, levels of consumer spending, or employee willingness to work in our retail stores, distribution centers or manufacturing facilities. We have instituted measures to ensure our supply chain remains open to us; however, there could be global shortages that could in turn materially adversely impact our manufacturing operations that we currently cannot anticipate.

In addition to the disruption to many aspects of our business operations, the COVID-19 pandemic has adversely impacted overall economic conditions and customer demand. We believe the COVID-19 pandemic could continue to impact customer demand for our products and services and customer spending levels and have an adverse long-term impact on future traffic to our retail locations as a result of any changes to customer shopping patterns and behaviors, including consumer willingness to visit physical retail locations, such as our company-owned La-Z-Boy Furniture Galleries® stores.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the virus within the markets in which we operate and the related impact on consumer confidence and spending, all of which are highly uncertain. At this time, given the uncertainty of the lasting effect of COVID-19, the total extent of the financial impact on our business cannot be determined.

Declines in certain economic conditions, which impact consumer confidence and consumer spending, could negatively impact our sales, results of operations and liquidity.

The furniture industry and our business is particularly sensitive to declines in general economic conditions and to uncertainty regarding future economic prospects, including the current and evolving negative economic impact of the COVID-19 pandemic. Our principal products are consumer goods that may be considered postponable purchases. Economic downturns and prolonged negative conditions in the economy could affect consumer spending habits by decreasing the overall demand for discretionary items, including home furnishings. Consumer purchases of discretionary items, including our products, generally decline during periods when disposable income is limited, unemployment rates increase or there is uncertainty about future economic prospects. In addition, changes in interest rates, consumer confidence, new housing starts, existing home sales, the availability of consumer credit and broader national or geopolitical factors also impact our business. We have seen negative effects on certain of these measures due to the COVID-19 pandemic. Consumer spending could remain depressed for an extended time and improvement in our sales could lag behind a general economic recovery as consumers may postpone the purchase of relatively higher-cost discretionary items.

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

Additionally, a majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin. In the past several fiscal years we have experienced lower traffic to our company-owned stores, similar to other furniture retailers, as consumers have shifted to purchasing more furniture product online. The COVID-19 pandemic could accelerate or increase the shift to online furniture purchases by changing customer shopping patterns and behaviors, including decreased consumer willingness to visit physical retail locations. We are attempting to meet consumers where they prefer to shop by expanding our online capabilities and improving the user experience at www.la-z-boy.com to drive more traffic to both our online site and our physical stores. We also acquired Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture. Joybird sells product almost exclusively online, where there is significant competition for customer attention among online and direct-to-consumer brands.

These and other competitive pressures could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations or liquidity.

Operational Risks

Our business and our reputation could be adversely affected by cybersecurity incidents and the failure to protect sensitive employee, customer, consumer, vendor or Company data, or to comply with evolving regulations relating to our obligation to protect such data.

Cyber-attacks, including phishing attempts, designed to gain access to sensitive information by breaching security systems of large organizations leading to unauthorized release of confidential information have occurred over the last several years at a number of major U.S. companies. Despite widespread recognition of the cyber-attack threat and improved data protection methods, cyber-attacks on organizations continue to be persistent and ever-changing, making it difficult to prevent and detect these attacks. Similar to many other retailers, we receive and store certain personal information about our employees, customers, consumers, and vendors. Additionally, we rely on third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and we supply such third-party providers with the personal information required for those services.

Foreign jurisdictions, as well as the United States federal and state governments, are increasingly enacting laws and regulations regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws and regulations are emerging and continuously evolving and the interpretation and application of these laws and regulations in the United States, Europe and elsewhere are often uncertain, contradictory and changing. For example, the European General Data Protection Regulation (“GDPR”) applies to us and creates a range of requirements and compliance obligations regarding the treatment of personal data, including the public disclosure of significant data breaches, and imposes significant penalties for non-compliance. The California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, among other things, imposes additional requirements with respect to disclosure and deletion of personal information of California residents. The CCPA provides civil penalties for violations, as well as a private right of action for data breaches. GDPR, CCPA, and other privacy and data protection laws may increase our costs of compliance and risks of non-compliance, which could result in substantial penalties. It is possible that these laws may be interpreted or applied in a manner that is adverse to us, unforeseen, or otherwise inconsistent with our practices or that we may not adequately adapt our internal policies and/or procedures to evolving regulations, any of which could result in litigation, regulatory investigations and potential legal liability, require us to change our practices in a manner adverse to our business or limit access to our products and services in certain countries. As a result, our reputation and brand, which is critical to our business operations, may be harmed, we could incur substantial costs, or we could lose both customers and revenue.

During fiscal 2020, we were subject, and will likely continue to be subject, to attempts to breach the security of our networks and IT infrastructure through cyber-attack, malware, computer viruses, phishing attempts and other means of unauthorized access. To the best of our knowledge, attempts to breach our systems have not been successful to date. A breach of our systems, either internally or at our third-party technology service providers, that results in the unauthorized release of sensitive data could adversely affect our reputation resulting in a loss of our existing customers and potential future customers, lead to financial losses due to remedial actions or potential liability, possibly including punitive damages, or we could incur regulatory fines or penalties. An electronic security breach resulting in the unauthorized release of sensitive data from our information systems or those of our third-party service providers could also materially increase the costs we already incur to protect against these risks. We continue to balance the additional risk with the cost to protect us against a breach and have taken steps to ensure that losses arising from a breach would be covered in part by insurance that we carry.

In addition, due to the COVID-19 pandemic, we have implemented work-from-home policies for certain employees. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a significant portion of our employees work remotely as a result of the ongoing COVID-19 pandemic, and we cannot be certain that our mitigation efforts will be effective.

We rely extensively on information technology systems to process transactions, summarize results, and manage our business and that of certain independent dealers. Disruptions in both our primary and back-up systems could adversely affect our business and operating results.

Our primary and back-up information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, viruses, phishing attempts, cyber-attacks, malware and ransomware attacks, security breaches, natural disasters, and errors by employees. We also rely on technology systems and infrastructure provided by third-party service providers, who are subject to these same cyber and other risks. Interruptions of our critical business information technology systems or failure of our back-up systems could result in longer production times or negatively impact customers resulting in damage to our reputation and a reduction in sales. If our critical information technology systems or back-up systems were damaged or ceased to function properly, we might have to make a significant investment to repair or replace them. If a ransomware attack or other cybersecurity breach occurs, either internally or at our third-party technology service providers, it is possible we could be prevented from accessing our data which may cause interruptions or delays in our business, cause us to incur remediation costs or require us to pay ransom to a hacker which takes over our systems, or damage our reputation. While we carry insurance that would mitigate losses from certain damage, interruption, or breach of our information technology systems, insurance may be insufficient to compensate us fully for potential significant losses.

Further, information systems of our suppliers or service providers may be vulnerable to attacks by hackers and other security breaches, including computer viruses and malware, through the internet, email attachments and persons with access to these information systems. If our suppliers or service providers were to experience a system disruption, attack or security breach that impacts a critical function, it could result in disruptions in our supply chain, the loss of sales and customers, potential liability for damages to our customers, reputational damage and incremental costs, which could adversely affect our business, results of operations and profitability.

Inability to maintain and enhance our brand and respond to changes in our current and potential consumers' tastes and trends in a timely manner could adversely affect our business and operating results.

The success of our business depends on our ability to maintain and enhance our brands to increase our business by retaining consumers and attracting new ones. Furniture product is fashion-oriented so changes in consumers' tastes and trends and the resultant change in our product mix, as well as failure to offer our consumers multiple avenues for purchasing our products, could adversely affect our business and operating results. We attempt to minimize these risks by maintaining strong advertising and marketing campaigns promoting our brands. We also attempt to minimize our risk by updating our current product designs, styles, quality, prices, and options to purchase our products in-store or online. If these efforts are unsuccessful or require us to incur substantial costs, our business, operating results and financial or competitive condition could be adversely affected.

Fluctuations in the price, availability and quality of raw materials could cause delays that could result in our inability to provide goods to our customers or could increase our costs, either of which could decrease our earnings.

In manufacturing furniture, we use various types of wood, fabrics, leathers, upholstered filling material, including polyurethane foam, steel, and other raw materials. Because we are dependent on outside suppliers for our raw materials, fluctuations in their price, availability, and quality could have a negative effect on our cost of sales and our ability to meet our customers' demands. Competitive and marketing pressures may prevent us from passing along price increases to our customers, and the inability to meet our customers' demands could cause us to lose sales. We have a higher concentration in upholstery sales, including motion furniture, than many of our competitors, and the effects of steel, polyurethane foam, wood, electrical components for power units, leather and fabric price increases or quantity shortages could have a significant negative impact to our business.
About 50% of our polyurethane foam comes from one supplier. This supplier has several facilities across the United States, but severe weather, natural disasters, or public health crises such as the COVID-19 pandemic could result in delays in shipments of polyurethane foam to our plants.

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

Changes in the availability and cost of foreign sourcing and economic uncertainty in countries outside of the United States in which we operate or from which we purchase product, could adversely affect our business and results of operations.

We have operations in countries outside the United States, some of which are located in emerging markets. Long-term economic and political uncertainty in some of the countries in which we operate, such as the United Kingdom, Mexico and Thailand, could result in the disruption of markets and negatively affect our business. Our Casegoods segment imports products manufactured by foreign sources, mainly in Vietnam and China, and our Upholstery segment purchases cut-and-sewn fabric and leather sets, electronic component parts, and some finished goods from Chinese and other foreign vendors. Our cut-and-sewn leather sets are primarily purchased from four suppliers that operate in China, and the majority of our fabric products are purchased from three suppliers that also operate in China. One of these primary suppliers provides both cut-and-sewn leather sets and fabric products. Our sourcing partners may not be able to produce goods in a timely fashion or the quality of their product may lead us to reject it, causing disruptions in our domestic operations and delays in shipments to our customers.

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, acts of war, terrorism, organized crime, and public health concerns, any one of which could adversely affect our business and results of operations.

Our operations are subject to risks of unsettled political conditions, natural or man-made disasters, acts of war, terrorism, organized crime, and public health concerns. Any of these risks could make servicing our customers more difficult or cause disruptions in our manufacturing plants or distribution centers that could reduce our sales, earnings, or both in the future.

Changes in the domestic or international regulatory environment or trade policies could adversely affect our business and results of operations.

Changes in United States or international laws and regulations (including labor, environmental, investment and taxation laws and regulations), political environment, socio-economic conditions, or monetary and fiscal policies may also have a material adverse effect on our business in the future or require us to modify our current business practices. In Item 1, geo-political pressures associated with the COVID-19 pandemic (including with respect to freight and tariffs) are referenced. Because we manufacture components in Mexico and purchase components and finished goods manufactured in foreign countries, including China, we are subject to risks relating to changes in the domestic or international regulatory environment or trade policies, including new or increased duties, tariffs, retaliatory tariffs, trade limitations and termination or renegotiation of bilateral and multilateral trade agreements impacting our business. The United States has enacted certain tariffs on many items sourced from China, including certain furniture, accessories, furniture parts, and raw materials which are imported into the United States and that we use in our domestic operations. We may not be able to fully or substantially mitigate the impact of these tariffs, pass price increases on to our customers, or secure adequate alternative sources of products or materials. The tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could negatively impact customer sales, including potential delays in product received from our vendors, our cost of goods sold and results of operations. In addition, geo-political pressures associated with the COVID-19 pandemic will continue to introduce uncertainty into many markets, including with respect to tariffs and freight. Finally, our business in the United Kingdom could be affected by the United Kingdom's exit from the European Union, and our sales and margins there and in other foreign countries could be adversely affected by the imposition in foreign countries of import bans, quotas, and increases in tariffs.

Our current retail markets and other markets that we enter in the future may not achieve the growth and profitability we anticipate. We could incur charges for the impairment of long-lived assets, goodwill, or other intangible assets if we fail to meet our earnings expectations for these markets.

From time to time we may acquire retail locations or other retail businesses, such as our acquisition of Joybird in 2018. We also remodel and relocate existing stores, experiment with new store formats, and close underperforming stores. Our assets include goodwill and other intangible assets acquired in connection with these acquisitions. Profitability of acquired, remodeled, relocated, and new format stores will depend on lease rates (for stores we lease) and retail sales and profitability justifying the costs of acquisition, remodeling, and relocation. If we do not meet our sales or earnings expectations for these stores, we may incur charges for the impairment of long-lived assets, the impairment of right-of-use lease assets, the impairment of goodwill, or the impairment of other intangible assets.

Based on our annual impairment testing, the carrying value of the Joybird reporting unit exceeded its relative fair value as of April 25, 2020, and we recorded a non-cash pre-tax impairment charge of $26.9 million during the fourth quarter of fiscal 2020 to reduce the carrying value of the goodwill to its fair value. This impairment is due in large part to the impact of COVID-19 on our business. The carrying amount of our goodwill could be at risk for future impairment. A sustained economic downturn, significantly extended recovery, change in the assumed long-term revenue growth or profitability for our respective reporting units, especially Joybird, or change in market participant assumptions such as an increased discount rate, could increase the likelihood of future goodwill impairment charges. Refer to Note 7, Goodwill and Other Intangible Assets, for further information.

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

Certain assumptions, judgments and estimates impact amounts reported in our consolidated financial statements, including but not limited to, inventories, goodwill, intangible assets, insurance and legal-related liabilities, contingent consideration and income taxes. To derive our assumptions, judgments and estimates, we use historical experience and various other factors that we believe are reasonable as of the date we prepare our consolidated financial statements. Our goodwill and contingent consideration liability, resulting from certain acquisitions, are based on the expected future performance of the operations acquired. Annually, we reassess the goodwill for impairment and quarterly, we reassess the fair value of any contingent consideration. Changes in business conditions or other events could materially change the projection of future cash flows or the discount rate we used in the fair value calculation of the goodwill and contingent consideration. Actual results could differ materially from our estimates, and such differences may impact our financial results.

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

Additionally, we are and will continue to be dependent upon our senior management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations. In addition, COVID-19 increases the risk that certain senior executive officers or a member of the board of directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in close proximity could also become ill simultaneously which could result in the same department having extended absences. This could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Company.

We have implemented work-from-home policies for certain employees. The effects of stay-at-home orders and our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

We may require funding from external sources, which may not be available at the levels we require or may cost more than we expect, and as a result, our expenses and operating results could be negatively affected.

We regularly review and evaluate our liquidity and capital needs. To strengthen our financial position and preserve our liquidity, in March 2020, we drew $75.0 million under our $150.0 million revolving credit facility. We believe that our available cash, cash equivalents and cash flow from operations will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. If we experience a sustained decline in revenue relating to the COVID-19 pandemic, there may be periods in which we may require additional external funding to support our operations.

Although our revolving credit facility has remaining borrowing availability of $55.5 million as of April 25, 2020, availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. In the event we require additional liquidity from our lenders that exceeds the excess availability under our credit facility at the time, such funds may not be available to us. In addition, outstanding amounts under the credit facility may become immediately due and payable upon certain events of default, including a failure to comply with the financial covenant in the credit agreement, a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds, or certain other affirmative and negative covenants in the credit agreement. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could adversely affect our operating results or financial condition.

We may not be able to collect amounts owed to us.

We grant payment terms to most customers ranging from 15 to 60 days. As a result of the COVID-19 pandemic, during the fiscal 2020 fourth quarter, some customers have requested extended payment terms or informed us they will not pay amounts within agreed upon terms.

Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. If the negative economic effects of COVID-19 were to persist or a similar pandemic or another major, unexpected event with negative economic effects were to occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

Legal and Regulatory Risks

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.

Properties owned or leased at April 25, 2020 by segment:

(Amounts in millions)	Square Feet
Upholstery	6.8
Casegoods	1.4
Retail	3.1
Corporate & Other	0.3
Active manufacturing, warehousing and distribution centers, office, showroom and retail facilities	11.6
Idle facilities	0.1
Total property	11.7
Our active facilities and retail locations are located across the United States and in Mexico, Thailand, Canada, China, Hong Kong, and the United Kingdom. We own all of our domestic plants, and a joint venture in which we participate owns our Thailand plant. We own our world headquarters building and lease the majority of our retail stores, regional distribution centers, certain office space and our manufacturing facilities in Mexico. For information on terms of operating leases for our properties, see Note 6, Leases, to our consolidated financial statements, which is included in Item 8, Financial Statements and Supplementary Data, of this report.
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

Kurt L. Darrow, age 65

•	Chairman, President and Chief Executive Officer since August 2011

Melinda D. Whittington, age 53

•	Senior Vice President and Chief Financial Officer since June 2018

•	Chief Financial Officer of Allscripts Healthcare Solutions, Inc., a healthcare practice management and electronic health record technology company, from February 2016 through June 2017

•	Senior Vice President, Corporate Controller and Chief Accounting Officer of Kraft Foods Group (now The Kraft Heinz Company), an American food company, from February 2015 through October 2015

•	Vice President, Corporate Controller and Chief Accounting Officer of Kraft Foods Group, Inc. (now The Kraft Heinz Company) from January 2014 through February 2015

Darrell D. Edwards, age 56

•	Senior Vice President and Chief Operating Officer since May 2019

•	Senior Vice President and Chief Supply Chain Officer from August 2014 through May 2019

•	Senior Vice President of Operations, Residential Division from May 2012 through August 2014

Otis S. Sawyer, age 62

•	Senior Vice President and President, La-Z-Boy Portfolio Brands since February 2017

•	Senior Vice President and President, England, Inc. from February 2008 through February 2017

•	President of La-Z-Boy Casegoods from November 2015 through February 2017

•	President of Non-Branded Upholstery from February 2008 through August 2014

Stephen K. Krull, age 55

•	Vice President, General Counsel and Secretary since January 2019

•	Executive Vice President and General Counsel for Miller Diversified, Inc., a privately-held real estate firm, from August 2016 through December 2018

•	Executive Vice President, General Counsel and Secretary of Con-way Inc., a freight transportation and logistics services company, from April 2011 through October 2015

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Dividend Information
On March 29, 2020, we announced our action plan in response to the COVID-19 pandemic and resulting economic uncertainties. Included in that plan was the elimination of the June quarterly dividend to prioritize near-term financial flexibility. Although we expect to continue to pay quarterly dividends in the future, the payment of future cash dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements and operating and financial condition, as well as excess availability under the credit agreement, among other factors.
Shareholders
Our common stock trades on the New York Stock Exchange under the trading symbol "LZB". We had approximately 1,919 registered holders of record of La-Z-Boy's common stock as of June 16, 2020. A substantially greater number of holders of La-Z-Boy common stock are "street name" or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.
Performance Graph
The graph below shows the cumulative total return for our last five fiscal years that would have been realized (assuming reinvestment of dividends) by an investor who invested $100 on April 25, 2015, in our shares of common stock, in the S&P 500 Composite Index, and in the Dow Jones U.S. Furnishings Index.

Company/Index/Market	4/25/2015	4/30/2016	4/29/2017	4/28/2018	4/27/2019	4/25/2020
La-Z-Boy Incorporated	$100	$95.40	$104.47	$111.50	$125.52	$82.95
S&P 500 Composite Index	$100	$99.69	$117.55	$134.24	$150.80	$148.44
Dow Jones U.S. Furnishings Index	$100	$105.81	$118.56	$105.13	$88.29	$58.08
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our board of directors has authorized the repurchase of the Company's common stock. As of April 25, 2020, 4.5 million shares remained available for purchase pursuant to this authorization. We spent $43.4 million in fiscal 2020 to purchase 1.4 million shares. Effective March 16, 2020, to prioritize near-term financial flexibility in response to the impact of COVID-19, we temporarily halted share repurchases under the board’s prior authorization.

The following table summarizes our purchases of company stock during the fourth quarter of fiscal 2020:

(Amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal February (January 26 - February 29, 2020)	79	$31.90	79	4,751
Fiscal March (March 1 - March 28, 2020)	227	$24.28	227	4,524
Fiscal April (March 29 - April 25, 2020)	1	$22.35	—	4,524
Fiscal Fourth Quarter of 2020	307	$26.23	306	4,524

(1)
In addition to the 305,500 shares purchased during the quarter as part of our publicly announced director authorization described above, this column includes 1,146 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares and performance-based shares.

(2)
On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares were added to the plan for repurchase. The authorization has no expiration date.

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during fiscal year 2020.
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
Consolidated Five-Year Summary of Financial Data

Fiscal Year Ended	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands)	4/25/2020	4/27/2019	4/28/2018	4/29/2017	4/30/2016
Sales	$1,703,982	$1,745,401	$1,583,947	$1,520,060	$1,525,398
Cost of sales	982,537	1,042,831	961,200	910,757	940,420
Gross profit	721,445	702,570	622,747	609,303	584,978
Selling, general and administrative expense	575,821	572,896	493,378	475,961	459,647
Goodwill impairment	26,862	—	—	—	—
Operating income	118,762	129,674	129,369	133,342	125,331
Interest expense	(1,291)	(1,542)	(538)	(1,073)	(486)
Interest income	2,785	2,103	1,709	981	827
Pension termination refund (charge)	1,900	(32,671)	—	—	—
Other expense, net	(6,983)	(2,237)	(1,650)	(2,510)	(629)
Income before income taxes	115,173	95,327	128,890	130,740	125,043
Income tax expense	36,189	25,186	47,295	43,756	44,080
Net income	78,984	70,141	81,595	86,984	80,963
Net income attributable to noncontrolling interests	(1,515)	(1,567)	(729)	(1,062)	(1,711)
Net income attributable to La-Z-Boy Incorporated	$77,469	$68,574	$80,866	$85,922	$79,252

Consolidated Five-Year Summary of Financial Data (Continued)

Fiscal Year Ended	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
(Amounts in thousands, except per share data)	4/25/2020	4/27/2019	4/28/2018	4/29/2017	4/30/2016
Basic weighted average shares	46,399	46,828	47,621	48,963	50,194
Basic net income attributable to La-Z-Boy Incorporated per share	$1.67	$1.46	$1.69	$1.75	$1.57
Diluted weighted average shares	46,736	47,333	48,135	49,470	50,765
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.66	$1.44	$1.67	$1.73	$1.55
Dividends declared per share	$0.54	$0.50	$0.46	$0.42	$0.36
Book value of year-end shares outstanding (1)	$15.28	$14.53	$13.08	$12.17	$11.09

(1)	Equal to total La-Z-Boy Incorporated shareholders' equity divided by the number of outstanding shares on the last day of the fiscal year.
Consolidated Five-Year Summary of Financial Data (Continued)

Fiscal Year Ended	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
(Dollars in thousands)	4/25/2020	4/27/2019	4/28/2018	4/29/2017	4/30/2016
Return on average total equity (1)	11.2%	10.6%	13.3%	15.0%	14.9%
Gross profit as a percent of sales	42.3%	40.3%	39.3%	40.1%	38.3%
Operating income as a percent of sales	7.0%	7.4%	8.2%	8.8%	8.2%
Effective tax rate (2)	31.4%	26.4%	36.7%	33.5%	35.3%
Return on sales (2)	4.6%	4.0%	5.2%	5.7%	5.3%
Depreciation and amortization	$31,192	$31,147	$31,767	$29,131	$26,517
Cash provided by operating activities	$164,242	$150,745	$115,750	$147,990	$114,509
Capital expenditures	$46,035	$48,433	$36,337	$20,304	$24,684
Cash used for acquisitions	$6,850	$76,505	$16,495	$35,878	$23,311
Cash used for share repurchases	$43,369	$22,957	$56,730	$35,957	$44,082
Cash used for dividends	$25,091	$23,508	$22,009	$20,655	$18,141
Property, plant and equipment, net	$214,767	$200,523	$180,882	$169,132	$171,590
Working capital	$276,157	$302,482	$336,871	$318,746	$324,545
Current ratio (3)	1.8 to 1	2.3 to 1	2.9 to 1	2.6 to 1	3.1 to 1
Total assets	$1,434,889	$1,059,790	$892,967	$888,855	$800,029
Long-term debt, excluding current portion	$—	$19	$199	$296	$513
Total debt	$75,000	$199	$422	$515	$803
Total equity	$716,306	$696,976	$625,216	$601,105	$557,212
Debt to equity ratio (4)	10.5%	—	0.1%	0.1%	0.1%
Debt to capitalization ratio (5)	9.5%	—	0.1%	0.1%	0.1%

(1)	Equal to income from continuing operations divided by average two year equity.

(2)	Based on income from continuing operations.

(3)	Equal to total current assets divided by total current liabilities.

(4)	Equal to total debt divided by total equity.

(5)	Equal to total debt divided by total debt plus total equity.

Unaudited Quarterly Financial Information Fiscal 2020

Fiscal Quarter Ended	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
(Amounts in thousands, except per share data)	7/27/2019	10/26/2019	1/25/2020	4/25/2020
Sales	$413,633	$447,212	$475,856	$367,281
Cost of sales	245,921	264,823	276,218	195,575
Gross profit	167,712	182,389	199,638	171,706
Selling, general and administrative expense	144,290	152,788	147,325	131,418
Goodwill impairment	—	—	—	26,862
Operating income	23,422	29,601	52,313	13,426
Interest expense	(318)	(308)	(265)	(400)
Interest income	727	522	844	692
Pension termination refund	—	1,900	—	—
Other income (expense), net	(760)	(532)	(5,998)	307
Income before income taxes	23,071	31,183	46,894	14,025
Income tax expense	5,083	8,279	12,178	10,649
Net income	17,988	22,904	34,716	3,376
Net income attributable to noncontrolling interests	81	(311)	(204)	(1,081)
Net income attributable to La-Z-Boy Incorporated	$18,069	$22,593	$34,512	$2,295
Diluted weighted average common shares	47,125	46,879	46,584	46,157
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.38	$0.48	$0.74	$0.05
Unaudited Quarterly Financial Information Fiscal 2019

Fiscal Quarter Ended	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
(Amounts in thousands, except per share data)	7/28/2018	10/27/2018	1/26/2019	4/27/2019
Sales	$384,695	$439,333	$467,582	$453,791
Cost of sales	236,173	264,928	277,712	264,018
Gross profit	148,522	174,405	189,870	189,773
Selling, general and administrative expense	125,362	145,905	149,027	152,602
Operating income	23,160	28,500	40,843	37,171
Interest expense	(104)	(501)	(538)	(399)
Interest income	602	392	540	569
Pension termination charge	—	—	—	(32,671)
Other income (expense), net	892	(1,997)	(941)	(191)
Income before income taxes	24,550	26,394	39,904	4,479
Income tax expense	5,599	6,045	10,730	2,812
Net income	18,951	20,349	29,174	1,667
Net income attributable to noncontrolling interests	(648)	(337)	(443)	(139)
Net income attributable to La-Z-Boy Incorporated	$18,303	$20,012	$28,731	$1,528
Diluted weighted average common shares	47,161	47,259	47,091	47,369
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.39	$0.42	$0.61	$0.03

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We have prepared this Management's Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. It also includes management’s analysis of past financial results and certain potential factors that may affect future results, potential future risks and approaches that may be used to manage those risks. See "Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report for a discussion of factors that may cause results to differ materially. Note that our 2020, 2019 and 2018 fiscal years included 52 weeks.
Introduction
Our Business
We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. As of April 25, 2020, we had six major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. We closed our manufacturing facility located in Redlands, California as of the end of the second quarter of fiscal 2020. On June 4, 2020, we announced the closure of our Newton, Mississippi upholstery manufacturing facility. Production from our Newton upholstery facility will be shifted to available capacity at the company’s Dayton, Tennessee, Neosho, Missouri, and Siloam Springs, Arkansas plants. Refer to Note 21, Subsequent Events, for further information. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also participate in two joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.
We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand; directly to consumers through retail stores that we own and operate; and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 354 La-Z-Boy Furniture Galleries® stores and 555 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be "proprietary." We own 154 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 555 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of North America dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with approximately half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 606 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.5 million square feet worldwide. Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.
Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business.
We plan to drive growth in the following ways:

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

•
Our unique multi-channel distribution network.  In addition to our branded distribution channels, nearly 2,100 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Slumberland, Nebraska Furniture Mart and Mathis Brothers. Our other brands, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

•
Our on-trend product including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign.  While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features celebrity brand ambassador, Kristen Bell, and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. Millennial actress and social media influencer, Kristen Bell, injects youthful style and sensibility into our marketing campaign which enhances the appeal of our brand with a younger customer base. Further, we are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•
Our innovative products, including stain-resistant iClean™ and eco-friendly Conserve ™ fabrics and our power products, some of which include a wireless hand remote, dual mechanisms and articulating headrests. Our innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in January 2019 at our Dayton, Tennessee campus.

•
Our multi-faceted online strategy to participate in and leverage the growth of online furniture sales. On July 30, 2018, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture, which positions us for growth in the ever-changing online selling environment and allows us to better reach millennial and Gen X consumers and leverage our supply chain assets. In addition, we continue to increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair.

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

•
Retail Segment. Our Retail segment consists of one operating segment comprising our 154 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

Impact of COVID-19

For a discussion of how COVID-19 has impacted and may continue to impact our business and financial condition, please refer to the discussion under the heading "Recent Developments" in Part I, Item 1 of this report.

Results of Operations

The following discussion provides an analysis of our results of operations and reasons for material changes therein for fiscal year 2020 as compared to fiscal year 2019. See “Results of Operations” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2019 Annual Report on Form 10-K, filed with the SEC on June 18, 2019, for an analysis of the fiscal year 2019 results as compared to fiscal year 2018.

Fiscal Year 2020 and Fiscal Year 2019

La-Z-Boy Incorporated

	(52 weeks)	(52 weeks)	(FY20 vs FY19)
(Amounts in thousands, except percentages)	04/25/20	04/27/19	% Change
Sales	$1,703,982	$1,745,401	(2.4)%
Operating income	118,762	129,674	(8.4)%
Operating margin	7.0%	7.4%

Sales

Consolidated sales in fiscal 2020 declined $41.4 million compared with the prior year primarily due to lower sales in our Upholstery segment, partially offset by the benefit of a full year of sales from our Joybird and Retail segment acquisitions which occurred in the second quarter of fiscal 2019. In the first three quarters of fiscal 2020, consolidated sales increased 3.5%, or $45.1 million, driven primarily by strong sales in our Upholstery and Retail segments. This trend reversed in the fourth quarter due to the impact of COVID-19. Fiscal 2020 fourth quarter sales were down $86.5 million when compared to the fourth quarter last year, resulting in a 2.4% decrease in full year fiscal 2020 consolidated sales compared with last year.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 40 basis points in fiscal 2020 compared with the prior year.

•	Gross margin increased 200 basis points during fiscal 2020 compared with fiscal 2019.

◦
Changes in our consolidated sales mix improved gross margin by 90 basis points in fiscal 2020 compared to last year. This benefit was driven by the growth of our Retail segment and Joybird, which have higher gross margins than our Upholstery and Casegoods segments.

◦
Due to U.S. tariff exclusions issued in the fourth quarter of fiscal 2020 related to sewn fabric and leather sets and actuators imported from China, we recognized a one-time $16.3 million benefit in cost of sales for the rebate of previously paid tariff costs which resulted in a 100 basis point increase in gross margin.

◦
Additionally, gross margin benefited from lower raw material commodity costs in our Upholstery segment during the year. Most of that benefit was offset by the temporary shutdown of our manufacturing facilities in the fourth quarter due to COVID-19, inflationary pressures in our supply chain, and costs incurred in connection with our supply chain optimization initiative resulting from the shift in manufacturing operations from closed facilities to other manufacturing locations in fiscal 2020.

•	Selling, general, and administrative ("SG&A") expense as a percentage of sales increased 90 basis points during fiscal 2020 compared with fiscal 2019.

◦
Changes in our consolidated sales mix increased SG&A expenses as a percentage of sales by 130 basis points in fiscal 2020 compared with last year. This increase was driven by the growth of our Retail segment and the acquisition of Joybird, which have higher levels of SG&A expense as a percent of sales than our Upholstery and Casegoods segments.

◦	SG&A as a percent of sales was negatively impacted by lower fiscal 2020 sales volume compared to last year due to the impact of COVID-19.

◦
Incentive compensation costs decreased $15.6 million in fiscal 2020 compared with last year, a 90 basis point decrease in SG&A as a percentage of sales. Certain financial metrics in fiscal 2020 were lower than incentive targets primarily due to the impact of COVID-19 in the fourth quarter.

◦
Bad debt expense increased $13.3 million in fiscal 2020, an 80 basis point increase in SG&A as a percent of sales, compared with last year. This increase was primarily due to the write-off of receivables related to the bankruptcy proceedings of Art Van Furniture Group during the fourth quarter of fiscal 2020, as well as an increase in the provision for credit losses recorded in the fourth quarter of fiscal 2020 related to COVID-19 economic conditions.

◦	The sale of our Redlands facility, which resulted in a $9.7 million pre-tax gain, drove a 60 basis point improvement in SG&A expense as a percent of sales in fiscal 2020.

◦
The fair value of the Joybird contingent consideration liability was reduced by its full carrying value of $7.9 million resulting in a 50 basis point benefit to SG&A as a percent of sales in fiscal 2020, as we no longer expect any additional consideration amounts will be owed related to the acquisition of Joybird based on our most recent financial projections and the terms of the earnout agreement.

◦
In fiscal 2019 we recognized a one-time $3.8 million benefit due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 20 basis point increase in SG&A as a percent of sales.

•
During fiscal 2020 we recorded a $26.9 million goodwill impairment charge related to our Joybird reporting unit. Annual goodwill impairment testing, which occurred in the fourth quarter of 2020, determined the carrying value of the Joybird reporting unit exceeded its relative fair value. The impairment charge decreased operating margin by 150 basis points in fiscal 2020. The impairment was most notably driven by the impact of the COVID-19 pandemic on our future financial projections used in the fiscal 2020 impairment test, which were significantly lower than those used in the fiscal 2019 impairment test. Additionally, our future financial projections have been tempered by integration activities taking longer than anticipated and a slower than anticipated revenue growth rate due to a shifting focus on profitability. Refer to Note 7, Goodwill and Other Intangible Assets, for further information.

We explain these items further when we discuss each segment's results later in this Management's Discussion and Analysis.
Upholstery Segment

	(52 weeks)	(52 weeks)	(FY20 vs FY19)
(Amounts in thousands, except percentages)	04/25/20	04/27/19	% Change
Sales	$1,204,259	$1,268,242	(5.0)%
Operating income	134,691	127,906	5.3%
Operating margin	11.2%	10.1%

Sales

The Upholstery segment’s sales declined 5.0%, or $64.0 million, in fiscal 2020 compared with fiscal 2019. For the first three quarters of fiscal 2020, sales increased 0.6%, or $6.0 million, compared with the same period a year ago. Sales trends experienced in the first three quarters of fiscal 2020 were impacted in the fourth quarter by COVID-19, which caused temporary closures of our manufacturing facilities, state and local restrictions limiting our ability to deliver product to customers, and store closures. For full year fiscal 2020, unit volume was 5.6% lower than the prior year. We also experienced a shift in product mix to sectionals which drove lower sales of our higher-priced products including power motion sofas and leather products, resulting in 0.7% lower sales in fiscal 2020. Partially offsetting these decreases, in response to tariffs imposed on goods imported from China, our tariff surcharges increased sales by 1.1% in fiscal 2020, compared with last year. The tariff rate on goods from China was increased to 25% at the start of the current fiscal year, compared with 10% in the prior year.

Operating Margin

Our Upholstery segment's operating margin increased 110 basis points in fiscal 2020 compared with fiscal 2019.

•	Gross margin increased 150 basis points during fiscal 2020 compared with fiscal 2019.

◦
Due to U.S. tariff exclusions issued in the fourth quarter of fiscal 2020 related to sewn fabric and leather sets and actuators imported from China, we recognized a one-time $16.3 million benefit in cost of sales for the rebate of previously paid tariff costs. This resulted in a 130 basis point benefit in gross margin compared with the prior year.

◦	Lower raw material commodity prices provided a 120 basis point increase to the segment’s gross margin compared with the prior year.

◦
Partially offsetting these benefits, were the temporary shut down of our manufacturing facilities in the fourth quarter due to COVID-19, as well as inflationary pressures in our supply chain, which negatively impacted gross margin for the full fiscal year, as did costs recognized in connection with our supply chain optimization initiative. Together, these items decreased gross margin 100 basis points compared with the prior year.

◦
Additionally, the prior year included a one-time benefit due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 10 basis point decrease in the segment's gross margin.

•	SG&A expense as a percentage of sales increased 40 basis points during fiscal 2020 compared with fiscal 2019.

◦	SG&A as a percent of sales was negatively impacted by lower fiscal 2020 sales volume due to the impact of COVID-19.

◦
Bad debt expense increased SG&A as a percent of sales 100 basis points primarily due to the write-off of receivables related to the bankruptcy proceedings of Art Van Furniture Group during the fourth quarter of fiscal 2020, as well as an increase in the provision for credit losses recorded in the fourth quarter of fiscal 2020 related to COVID-19 economic conditions.

◦
These items were partially offset by a $9.7 million pre-tax gain on the sale of the Redlands facility recognized in fiscal 2020 which provided an 80 basis point benefit to SG&A expense as a percent of sales.

◦	Additionally, lower incentive compensation costs due to fiscal 2020 financial performance against incentive targets decreased SG&A expense as a percent of sales by 40 basis points.
Casegoods Segment

	(52 weeks)	(52 weeks)	(FY20 vs FY19)
(Amounts in thousands, except percentages)	4/25/2020	4/27/2019	% Change
Sales	$106,035	$114,473	(7.4)%
Operating income	7,749	12,589	(38.4)%
Operating margin	7.3%	11.0%

Sales

Our Casegoods segment's sales decreased $8.4 million in fiscal 2020 compared with fiscal 2019, due to continued lower sales volume on certain occasional tables that have been impacted by higher tariff costs with a further decline in the fourth quarter of fiscal 2020 due to the impact of COVID-19 which resulted in the closure of retail channels and disruption in our supply chain.

Operating Margin

Our Casegoods segment's operating margin decreased 370 basis points in fiscal 2020 compared with the prior year.

•
Gross margin decreased 300 basis points during fiscal 2020 compared with fiscal 2019, primarily due to higher ocean freight costs, the impact of tariffs on certain occasional tables and lower absorption of fixed costs on a decrease in sales driven by the impact of COVID-19.

•	SG&A expense as a percentage of sales increased 70 basis points during fiscal 2020 compared with fiscal 2019.

◦
Bad debt expense increased SG&A as a percent of sales 80 basis points, primarily due to the write-off of receivables and an increase in the provision for credit losses related to COVID-19 economic conditions, both recorded in the fourth quarter of fiscal 2020.

◦	In fiscal 2019 we recognized a one-time benefit due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 20 basis point increase.

◦
These increases were partially offset by lower incentive compensation costs due to fiscal 2020 financial performance against incentive targets and disciplined spending in response to lower sales volume.

Retail Segment

	(52 weeks)	(52 weeks)	(FY20 vs FY19)
(Amounts in thousands, except percentages)	4/25/2020	4/27/2019	% Change
Sales	$598,554	$570,201	5.0%
Operating income	48,256	37,922	27.3%
Operating margin	8.1%	6.7%

Sales

Our Retail segment's full year sales increased 5.0%, or $28.4 million, driven by strong sales in the first three quarters of fiscal 2020 that were disrupted by COVID-19, which resulted in temporary store closures in the fourth quarter and negatively impacted our sales trajectory. For the first three quarters of fiscal 2020, sales increased 9.7%, or $40.6 million, compared with the same period a year ago. However, fiscal 2020 fourth quarter sales were down $12.2 million, compared with the same period a year ago. Fiscal 2020 full year sales included $22.2 million from acquired stores and delivered a same-store sales increase of 0.7%, or $4.1 million. To demonstrate the impact of COVID-19 on our Retail segment, same-store delivered sales in the first three quarters of fiscal 2020 were up 3.6%, driven by improved traffic trends and continued strong execution at the store level, but were down 10.0% in the fourth quarter, reflecting the impact of store closures and state and local restrictions limiting our ability to deliver product to consumers. Same-store delivered sales include the sales of all currently active stores which have been open for each comparable period.

Operating Margin

Our Retail segment's operating margin increased 140 basis points in fiscal 2020 compared with the prior year.

•
Gross margin increased 40 basis points during fiscal 2020 compared with fiscal 2019, primarily due to favorable product mix and higher purchase accounting charges in fiscal 2019 due to prior year acquisitions, the absences of which in fiscal 2020 resulted in a comparative 20 basis point increase.

•
SG&A expense as a percentage of sales decreased 100 basis points during fiscal 2020 compared with fiscal 2019, primarily due to acquired stores which operate with lower SG&A expense as a percentage of sales compared with our existing stores. Additionally, we were better able to leverage our fixed costs (primarily advertising and occupancy) on increased delivered sales in the first three quarters of fiscal 2020, but some of this benefit was negated in the fourth quarter of fiscal 2020 due to the impact of COVID-19. Additionally, incentive compensation costs were lower in fiscal 2020 compared with the prior year due to current year performance against incentive targets. Partially offsetting these items, the prior year included a one-time benefit due to changes to our employee vacation policies, the absence of which in fiscal 2020 resulted in a comparative 20 basis point increase.

Corporate and Other

	(52 weeks)	(52 weeks)	(FY20 vs FY19)
(Amounts in thousands, except percentages)	4/25/2020	4/27/2019	% Change
Sales	$89,092	$74,012	20.4%
Eliminations	(293,958)	(281,527)	4.4%
Operating loss	(71,934)	(48,743)	47.6%

Sales

Sales increased $15.1 million in fiscal 2020 compared with fiscal 2019, primarily due to a $16.2 million increase from Joybird, which contributed $75.3 million in sales in fiscal 2020. Joybird sales were down 29.6% in the fourth quarter of fiscal 2020 due to COVID-19 and the temporary closure of our manufacturing facilities and the impact of state and local restrictions limiting our ability to deliver product to consumers. Joybird was acquired at the start of the second quarter of fiscal 2019, therefore, the sales comparison for the full year includes the benefit of one additional quarter of sales in fiscal 2020.

Eliminations increased in fiscal 2020 compared with fiscal 2019 due to higher sales from our Upholstery and Casegoods segments to our Retail segment, resulting from increased sales in the Retail segment and the impact of acquired stores.

Operating Loss

Our Corporate and Other operating loss was $23.2 million higher in fiscal 2020 compared with fiscal 2019, primarily due to a $26.9 million non-cash pre-tax impairment charge to reduce the carrying value of goodwill associated with Joybird. Annual goodwill impairment testing, which occurred in the fourth quarter of 2020, determined the carrying value of the Joybird reporting unit exceeded its relative fair value. The impairment was most notably driven by the impact of the COVID-19 pandemic on our future financial projections used in the fiscal 2020 impairment test, which were significantly lower than those used in the fiscal 2019 impairment test. Additionally, our future financial projections have been tempered by integration activities taking longer than anticipated and a slower than anticipated revenue growth rate due to a shifting focus on profitability. Refer to Note 7, Goodwill and Other Intangible Assets, for further information.

Also impacting fiscal 2020 compared with the prior year was a larger Joybird operating loss, primarily due to our integration efforts taking longer than anticipated, and the fourth quarter impact of COVID-19. This was partially offset by the reversal of the fair value of the Joybird contingent consideration liability by its full carrying value of $7.9 million, as we no longer expect any additional consideration amounts will be owed related to the acquisition of Joybird based on our most recent financial projections and the terms of the earnout agreement.

Further, corporate incentive compensation costs decreased $7.4 million in fiscal 2020 compared with last year, as certain fiscal 2020 financial metrics were lower than incentive targets primarily due to the impact of COVID-19 in the fourth quarter.

Fourth Quarter of Fiscal Year 2020 vs. Fourth Quarter of Fiscal Year 2019

The fourth quarter of fiscal 2020 started strong for the company, led by written same-store sales increasing 20.4% for the La-Z-Boy Furniture Galleries® network in the month of February. However, the trajectory of our sales growth and financial results for the quarter were significantly and negatively impacted by the temporary closure of our manufacturing facilities for four weeks, state and local restrictions limiting our ability to deliver product to consumers, and the temporary closure of our company-owned stores consistent with most retailers across North America beginning in mid-March due to COVID-19. This impact significantly changed sales and profit trends for the company and as a result, we are providing this additional discussion of our fiscal 2020 fourth quarter results.

	Quarter Ended
(Unaudited, amounts in thousands)	4/25/20	4/27/19
Sales
Upholstery	$253,292	$323,303
Casegoods	21,395	26,645
Retail	139,660	151,870
Corporate and Other	18,560	24,920
Eliminations	(65,626)	(72,947)
Consolidated sales	$367,281	$453,791

Operating Income (Loss)
Upholstery segment	$29,832	$37,304
Casegoods segment	413	2,416
Retail segment	14,984	12,743
Corporate and Other	(31,803)	(15,292)
Consolidated operating income	$13,426	$37,171

Consolidated sales in the fourth quarter of fiscal 2020, compared with the same period last year, decreased 19.1% to $367.3 million. Consolidated operating income for the quarter was $13.4 million, down $23.7 million compared with the same period last year and operating margin decreased to 3.7% compared with 8.2% in the prior-year quarter.

In the fourth quarter of fiscal 2020, sales in the company’s Upholstery segment decreased 21.7% to $253.3 million. Operating margin in the Upholstery segment increased to 11.8% compared with 11.5% in last year’s fourth quarter, primarily due to a one-time $16.3 million benefit in cost of sales for the rebate of previously paid tariffs on sewn fabric and leather sets and actuators imported from China, along with favorable commodity costs. In the fourth quarter of fiscal 2020, SG&A as a percent of sales was higher than the same period last year, primarily due to lower sales volume, partially offset by lower incentive compensation costs and expense reductions in response to the impact of COVID-19 including temporary salary reductions, lower wages attributable to furloughed employees, and a decrease in advertising expense and non-essential spending. Additionally, bad debt expense recognized in the period was higher, due to the bankruptcy proceedings of Art Van Furniture Group, and a provision for credit losses due to COVID-19 economic conditions.

Sales in the Casegoods segment in the fourth quarter of fiscal 2020 decreased 19.7% to $21.4 million and operating margin was 1.9% compared with 9.1% in the prior-year period, primarily reflecting the impact of COVID-19, related temporary manufacturing facility and retail closures and an increase in bad debt expense, due to the write-off of receivables and a provision for credit losses due to COVID-19 economic conditions.

Sales in the Retail segment decreased only 8.0% to $139.7 million in the fourth quarter of fiscal 2020, due to strong prior period written sales which were delivered during the period. Operating margin in the Retail segment improved to 10.7% from 8.4% in last year’s fourth quarter primarily due to lower operating expenses related to closed stores and prior quarter written sales driving continued deliveries through the period. Additionally, as a part of our COVID-19 response plan, operating expenses decreased in the fourth quarter of fiscal 2020 due to lower wages for furloughed employees, temporary salary reductions, and a decrease in advertising expense and non-essential spending. Same-store sales declined 10.0% in the fourth quarter of fiscal 2020 compared with the same period last year due to store closures in the last four weeks of the period.

Fiscal 2020 fourth quarter sales for Joybird, which are reported in Corporate & Other, decreased 29.6% to $15.4 million, and resulted in a larger loss versus the same quarter last year. The increase in Joybird's operating losses when compared with the same quarter last year are primarily due a $26.9 million non-cash pre-tax impairment charge to reduce the carrying value of the Joybird reporting unit's goodwill, which was partially offset by the reduction of the fair value of the Joybird contingent consideration liability by its full carrying value of $7.9 million. Additionally, operating income was negatively impacted in the fourth quarter of fiscal 2020 by lower sales volume, the temporary closure of our manufacturing facilities and the impact of state and local restrictions limiting our ability to deliver product to consumers due to COVID-19.

Interest Expense

Interest expense was $0.3 million lower in fiscal 2020 compared with fiscal 2019. The decrease in interest expense in fiscal 2020 was primarily due to lower average short-term borrowings during the year. A draw of $75.0 million on our credit line was proactively taken in the fourth quarter of 2020 to manage liquidity in response to the economic impact of COVID-19. Primarily due to the length of borrowings outstanding but also due to lower interest rates, interest expense on the borrowings in fiscal 2020 was lower than interest expense on prior year borrowings. A draw of $35 million on our credit line was taken in the second quarter of fiscal 2019 and repaid by the end of fiscal 2019, and was used to help fund our acquisitions during that year.

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

During the second quarter of fiscal 2020, we received a pre-tax refund of $1.9 million from the insurance company, representing an overpayment of the expected benefit obligations that were settled during the fourth quarter of fiscal 2019. We recognized the refund in our consolidated statement of income, consistent with the charge recorded in the fourth quarter of fiscal 2019.

Other Expense, Net

Other expense, net was $4.7 million higher in fiscal 2020 compared with fiscal 2019, due to a $6.0 million impairment of our investment in a privately held start-up company in fiscal 2020, partially offset by lower pension related costs in fiscal 2020 as compared with the prior year, due to the termination of our defined benefit pension plan in the fourth quarter of fiscal 2019.

Income Taxes

Our effective income tax rate was 31.4% for fiscal 2020 and 26.4% for fiscal 2019.

Impacting our effective tax rate for fiscal 2020 was a net tax expense of $4.0 million primarily from the tax effect of a non-deductible goodwill impairment charge related to the Joybird reporting unit and tax expense of $1.3 million from deferred tax attributable to undistributed foreign earnings no longer permanently reinvested. Absent discrete adjustments, the effective tax rate in fiscal 2020 would have been 26.4%.

Impacting our effective tax rate for fiscal 2019 was a net tax expense of $1.2 million primarily from the tax expense of the defined benefit pension plan termination of $2.6 million and a net tax benefit of $1.4 million primarily from excess tax benefits from shared-based payments. Absent discrete adjustments, the effective tax rate in fiscal 2019 would have been 25.1%.
Liquidity and Capital Resources
Our sources of liquidity include cash and equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $263.5 million at April 25, 2020, compared with $131.8 million at April 27, 2019. In addition, we had investments to enhance our returns on cash of $28.6 million at April 25, 2020, compared with $31.5 million at April 27, 2019.
We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. In response to economic conditions resulting from COVID-19, to strengthen our financial position and maintain liquidity, the Company proactively borrowed $75.0 million from our revolving credit facility in the fourth quarter of 2020. At April 25, 2020, we were not subject to the fixed-charge coverage ratio requirement and had excess availability of $55.5 million of the $150.0 million credit commitment. Excess availability was lower than the total remaining credit commitment primarily due to lower eligible assets as of April 25, 2020, which were primarily lower eligible accounts receivable due to lower sales in the quarter as a result of the impact of COVID-19.
Capital expenditures for fiscal 2020 were $46.0 million compared with $48.4 million for fiscal 2019. Capital expenditures were lower in fiscal 2020, primarily due to the elimination of non-essential spending in the fourth quarter of fiscal 2020 to maintain liquidity in response to lower sales volume due to COVID-19. Fiscal year 2020 capital expenditures primarily included manufacturing machinery and equipment, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility and improvements to select retail stores. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $25 to $40 million for fiscal 2021, largely dependent on liquidity and scaled in response to the recovery of the business environment, economic conditions, and consumer demand for our products. Our fiscal 2021 capital spending will reflect essential maintenance spending, other projects as business conditions permit, and projects that have already begun, which will include plant upgrades to our upholstery manufacturing and distribution facilities in Dayton, Tennessee and Neosho, Missouri, technology upgrades and improvements to several of our retail stores.
Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. As announced on March 29, 2020, the June 2020 dividend was eliminated to preserve near-term financial flexibility in response to the impact of COVID-19. In accordance with our long-term capital allocation strategy, we will seek to return value to our shareholders through dividends and share repurchases when it becomes appropriate to do so. Future cash dividends will depend on our earnings, capital requirements, financial condition, excess availability under our credit agreement and other factors considered relevant by us and will be subject to final determination by our board of directors.

In addition to the items noted above, we have taken swift action to conserve cash in the near term. Some of those actions include the furlough of approximately 70% of our workforce while our manufacturing and retail operations were temporarily closed, temporary 50% salary reductions for our executive team and 25% salary reductions for the rest of our salaried workforce, the temporary suspension of our 401(k) match and our share repurchase program. As of our filing date, our manufacturing facilities and stores are open and thus far we are pleased with consumer traction. In addition, the majority of our furloughed employees are expected to return to work by July 1, 2020. The temporary salary reductions instituted on March 29, 2020, ended and full base salaries were reinstated as of June 1, 2020, for all employees other than the executive officers of the Company. The 50% salary reductions for our executive officers remain in effect as of the date of this filing.
We believe our cash flows from operations, present cash, cash equivalents and restricted cash balance of $263.5 million, short- and long-term investments to enhance returns on cash of $28.6 million, and current excess availability under our credit facility of $55.5 million, will be sufficient to fund our business needs, including fiscal 2021 contractual obligations of $266.5 million as presented in our contractual obligations table. Included in our cash, cash equivalents and restricted cash at April 25, 2020, is $53.4 million held by foreign subsidiaries, a portion of which we have determined to be permanently reinvested.
The following table illustrates the main components of our cash flows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2020	4/27/2019
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$164,242	$150,745
Net cash used for investing activities	(40,765)	(122,567)
Net cash provided by (used for) financing activities	9,408	(32,787)
Exchange rate changes	(1,144)	(475)
Change in cash, cash equivalents and restricted cash	$131,741	$(5,084)

Operating Activities

During fiscal 2020, net cash provided by operating activities was $164.2 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2020 and a $29.7 million decrease in receivables driven by lower sales volume at the end of the fiscal year due to COVID-19, partially offset by a $18.4 million lower accrued compensation costs due to fiscal 2020 financial performance against incentive targets.

During fiscal 2019, net cash provided by operating activities was $150.7 million. Our cash provided by operating activities was primarily attributable to net income generated during fiscal 2019 as well as a $12.9 million increase in payroll and other compensation due to higher accrued incentive compensation costs that were paid in the first quarter of fiscal 2020.

Investing Activities

During fiscal 2020, net cash used for investing activities was $40.8 million, primarily due to $46.0 million used for capital expenditures. This was partially offset by $11.3 million in proceeds from the disposal of assets primarily due to the sale of the Redlands upholstery facility in the third quarter of fiscal 2020. Our capital expenditures during the year primarily related to spending on manufacturing machinery and equipment, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility and improvements to select retail stores. Spending was lower in fiscal 2020 than expected due to cancellation of non-essential capital expenditures in the fourth quarter due to COVID-19.

During fiscal 2019, net cash used for investing activities was $122.6 million, primarily due to $76.5 million used for acquisitions and $48.4 million used for capital expenditures. Our cash used for acquisitions during the period included the acquisition of the assets of two independent operators of La-Z-Boy Furniture Galleries® stores, one that operated nine stores and two warehouses in Arizona and one that operated one store in Massachusetts, as well as the acquisition of Joybird, an e-commerce retailer and manufacturer of upholstered furniture. Our capital expenditures during the year primarily related to spending on manufacturing machinery and equipment, construction of our new Innovation Center, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility, expansion of our England subsidiary's plant and construction of their new corporate office building, and relocation of one of our regional distribution centers.

Financing Activities

During fiscal 2020, net cash provided by financing activities was $9.4 million, which included a $75.0 million draw under our revolving credit facility, partially offset by $43.4 million used to repurchase shares of our common stock pursuant to the board's prior authorization and $25.1 million paid to our shareholders in quarterly dividends. Share repurchases under the board's prior authorization were temporarily halted to prioritize near-term financial flexibility in response to the impact of COVID-19.

During fiscal 2019, net cash used for financing activities was $32.8 million, which included $23.0 million used to repurchase our common stock pursuant to our share repurchase authorization and $23.5 million paid to our shareholders in quarterly dividends. This was partly offset by $13.9 million in cash received upon exercise of employee stock awards, net of shares withheld for taxes.

Our board of directors has authorized the repurchase of company stock. As of April 25, 2020, 4.5 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. We repurchased 1.4 million shares during fiscal 2020 for a total of $43.4 million. As announced on March 29, 2020, share repurchases under the board of directors’ prior authorization were temporarily halted to prioritize near-term financial flexibility in response to the impact of COVID-19. Reinstatement of a share repurchase program under the board’s prior authorization will depend on our earnings, capital requirements, financial condition and other factors that we consider to be relevant, such as the timing and extent of the economic recovery and the consumer demand for our products.
Other
The following table summarizes our contractual obligations of the types specified as of April 25, 2020:

		Payments Due by Period
(Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$378,549	$75,500	$120,328	$81,715	$101,006
Purchase obligations (1)	110,051	110,051	—	—	—
Debt obligations	75,000	75,000	—	—	—
Future guaranteed payments	21,200	5,200	11,000	5,000	—
Legal liability	583	583	—	—	—
Interest obligations	112	112	—	—	—
Capital lease obligations	13	13	—	—	—
Total contractual obligations	$585,508	$266,459	$131,328	$86,715	$101,006

(1)	Related to open purchase orders, primarily with foreign and domestic casegoods, leather and fabric suppliers, which are generally cancellable if production has not begun.
Our consolidated balance sheet as April 25, 2020 reflected a $1.0 million net liability for uncertain income tax positions. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.
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

Revenue Recognition and Related Allowances
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We generate revenues primarily by manufacturing/importing and delivering upholstery and casegoods (wood) furniture products to independent furniture retailers, independently owned La-Z-Boy Furniture Galleries® stores or the end consumer. Each unit of furniture is a separate performance obligation, and we satisfy our performance obligation when control of our product is passed to our customer, which is the point in time that our customers are able to direct the use of and obtain substantially all of the remaining economic benefit of the goods or services.
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
We recognize revenue for retail sales and online sales to the end consumer through our company-owned retail stores, www.la-z-boy.com or www.joybird.com once the end consumer has taken control of the furniture, at which point legal title has passed to them. This takes place when the product is delivered to the end consumer's home. Home delivery is not a promised service to our customer, and is not a separate performance obligation, because home delivery is a fulfillment activity as the costs are incurred as part of transferring our product to the end consumer. At the time the customer places an order through our company-owned retail stores or www.la-z-boy.com, we collect a deposit on a portion of the total merchandise price. We record this as a customer deposit, which is included in accrued expenses and other current liabilities on our consolidated balance sheet. The balance of the order is paid in full prior to delivery of the product. Once the order is taken through our company-owned retail stores or www.la-z-boy.com we recognize a contract asset and a corresponding deferred revenue liability for the difference between the total order and the deposit collected. The contract asset is included in other current assets on our consolidated balance sheet and the deferred revenue is included in accrued expenses and other current liabilities on our consolidated balance sheet. At the time the customer places an order through www.joybird.com, we collect the entire amount owed and record this as a customer deposit. Because the entire amount owed is collected at the time of the order, there is no contract asset recorded for Joybird sales.
At the time we recognize revenue, we make provisions for estimated refunds, product returns, and warranties, as well as other incentives that we may offer to customers. When estimating our incentives, we utilize either the expected value method or the most likely amount to determine the amount of variable consideration. We use either method depending on which method will provide the best estimate of the variable consideration, and we only include variable consideration when it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Incentives offered to customers include cash discounts, rebates, advertising agreements and other sales incentive programs. Our sales incentives, including cash discounts and rebates, are recorded as a reduction to revenues. Service allowances are for a distinct good or service received from our customer and are recorded as a component of SG&A expense in our consolidated statement of income, and are not recorded as a reduction of revenue and are not considered variable consideration. We use substantial judgment based on the type of variable consideration or service allowance, historical experience and expected sales volume when estimating these provisions. Sales, value added, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. The expected costs associated with our warranties and service allowances are recognized as expense when our products are sold.
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
Our allowance for credit losses reflects our best estimate of probable losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, historic experience, and other currently available evidence.
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
Intangible Assets and Goodwill
We test intangible assets and goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that an asset might be impaired. Indefinite-lived intangible assets include our American Drew trade name, and the reacquired right to own and operate La-Z-Boy Furniture Galleries® stores we have acquired. We have amortizable intangible assets related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which are primarily comprised of acquired customer relationships. We also have an amortizable trade name related to the Joybird® acquisition. We establish the fair value of our trade names and reacquired rights based upon the relief from royalty method. We establish the fair value of our other amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and also using the relief from royalty method.
Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores and the La-Z-Boy wholesale business in the United Kingdom and Ireland, along with the acquisition of Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland and the acquisition of Joybird is each respective business. We establish the fair value for the reporting unit based on the discounted cash flows to determine if the fair value of our goodwill exceeds its carrying value.
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
Income Taxes
We use the asset and liability method to account for income taxes. We recognize deferred tax assets and liabilities based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle those temporary differences. When we record deferred tax assets, we are required to estimate, based on forecasts of taxable earnings in the relevant tax jurisdiction, whether we are more likely than not to recover them. In making judgments about realizing the value of our deferred tax assets, we consider historic and projected future operating results, the eligible carry-forward period, tax law changes and other relevant considerations.

Product Warranties
We account for product warranties by accruing an estimated liability when we recognize revenue on the sale of warrantied product. We estimate future warranty claims based on claim experience and any additional anticipated future costs on previously sold product. We incorporate repair costs in our liability estimates, including materials, labor, and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers and consumers. We use considerable judgment in making our estimates. We record differences between our estimated and actual costs when the differences are known.
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
Recent Accounting Pronouncements
See Note 1, Accounting Policies, to the condensed consolidated financial statements included in this Form 10-K for a discussion of recently adopted accounting standards and other new accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
While we had no variable rate borrowings at April 25, 2020, we could be exposed to market risk from changes in interest rates if we incur variable rate debt in the future. Based on our current and expected levels of exposed liabilities, management estimates that a one percentage point change in interest rates would not have a material impact on our results of operations for fiscal 2020.
We are exposed to market risk from changes in the value of foreign currencies primarily related to our manufacturing facilities in Mexico, our wholesale and retail businesses in Canada, our wholesale business in the United Kingdom, and our majority-owned joint ventures in Thailand. In Mexico, we pay wages and other local expenses in Mexican Pesos. In our Canadian wholesale business, we pay wages and other local expenses in Canadian Dollars. We recognize sales and pay wages and other local expenses related to our wholesale business in the United Kingdom in Great British Pounds, and our Canadian retail business in Canadian Dollars. In Thailand, we pay wages and other local expenses in the Thai Baht. Nonetheless, gains and losses resulting from market changes in the value of foreign currencies have not had and are not currently expected to have a material effect on our consolidated results of operations. A decrease in the value of foreign currencies in relation to the U.S. Dollar could impact the profitability of some of our vendors and translate into higher prices from our suppliers, but we believe that, in that event, our competitors would experience a similar impact.
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
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based upon the framework in "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of April 25, 2020. PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company's internal control over financial reporting as of April 25, 2020, as stated in its report which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of La-Z-Boy Incorporated

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of La-Z-Boy Incorporated and its subsidiaries (the “Company”) as of April 25, 2020 and April 27, 2019, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended April 25, 2020, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 25, 2020 and April 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 25, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020 and revenue from contracts with customers in fiscal 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Joybird Reporting Unit

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $161.0 million as of April 25, 2020, and the goodwill associated with the Corporate and Other reporting segment was $55.4 million, which is inclusive of the Joybird reporting unit. The Company tests goodwill for impairment on an annual basis in the fourth quarter of its fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. In connection with its annual assessment, management recorded a non-cash pretax impairment charge of $26.9 million to reduce the carrying value of the Joybird goodwill to its fair value. Management applies the income approach using discounted future cash flows to estimate the fair value of the Joybird reporting unit. Estimating future cash flows requires management to make significant assumptions and to apply judgment to project future revenues based on estimated short and long-term growth rates and estimates of future operating margins. Significant judgment is also involved in selecting the appropriate discount rate to be applied to the projected future cash flows.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Joybird reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate management’s significant assumptions, including short and long-term revenue growth rates, future operating margins, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate of the Joybird reporting unit; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of the underlying data used in the model; and evaluating the significant assumptions used by management, including the short and long-term revenue growth rates, future operating margins, and the discount rate. Evaluating management’s assumptions related to short and long-term revenue growth rates and future operating margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rate.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
June 23, 2020

We have served as the Company’s auditor since 1968.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands, except per share data)	4/25/2020	4/27/2019	4/28/2018
Sales	$1,703,982	$1,745,401	$1,583,947
Cost of sales	982,537	1,042,831	961,200
Gross profit	721,445	702,570	622,747
Selling, general and administrative expense	575,821	572,896	493,378
Goodwill impairment	26,862	—	—
Operating income	118,762	129,674	129,369
Interest expense	(1,291)	(1,542)	(538)
Interest income	2,785	2,103	1,709
Pension termination refund (charge)	1,900	(32,671)	—
Other expense, net	(6,983)	(2,237)	(1,650)
Income before income taxes	115,173	95,327	128,890
Income tax expense	36,189	25,186	47,295
Net income	78,984	70,141	81,595
Net income attributable to noncontrolling interests	(1,515)	(1,567)	(729)
Net income attributable to La-Z-Boy Incorporated	$77,469	$68,574	$80,866

Basic weighted average common shares	46,399	46,828	47,621
Basic net income attributable to La-Z-Boy Incorporated per share	$1.67	$1.46	$1.69

Diluted weighted average common shares	46,736	47,333	48,135
Diluted net income attributable to La-Z-Boy Incorporated per share	$1.66	$1.44	$1.67
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2020	4/27/2019	4/28/2018
Net income	$78,984	$70,141	$81,595
Other comprehensive income (loss)
Currency translation adjustment	(2,207)	(2,472)	4,435
Change in fair value of cash flow hedges, net of tax	10	(67)	80
Net unrealized gains (losses) on marketable securities, net of tax	185	267	(376)
Pension termination, net of tax	—	23,807	—
Net pension amortization and actuarial gain, net of tax	(1,197)	1,705	4,665
Total other comprehensive income	(3,209)	23,240	8,804
Total comprehensive income before noncontrolling interests	75,775	93,381	90,399
Comprehensive income attributable to noncontrolling interests	(1,249)	(1,433)	(1,849)
Comprehensive income attributable to La-Z-Boy Incorporated	$74,526	$91,948	$88,550
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except par value)	4/25/2020	4/27/2019
Current assets
Cash and equivalents	$261,553	$129,819
Restricted cash	1,975	1,968
Receivables, net of allowance of $7,541 at 4/25/20 and $2,180 at 4/27/19	99,351	143,288
Inventories, net	181,643	196,899
Other current assets	81,804	69,144
Total current assets	626,326	541,118
Property, plant and equipment, net	214,767	200,523
Goodwill	161,017	185,867
Other intangible assets, net	28,653	29,907
Deferred income taxes – long-term	20,839	20,670
Right of use lease asset	318,647	—
Other long-term assets, net	64,640	81,705
Total assets	$1,434,889	$1,059,790

Current liabilities
Short-term borrowings	$75,000	$—
Current portion of long-term debt	—	180
Accounts payable	55,511	65,365
Lease liability, short-term	64,376	—
Accrued expenses and other current liabilities	155,282	173,091
Total current liabilities	350,169	238,636
Long-term debt	—	19
Lease liability, long-term	270,162	—
Other long-term liabilities	98,252	124,159
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1 par value – 150,000 authorized; 45,857 outstanding at 4/25/20 and 46,955 outstanding at 4/27/19	45,857	46,955
Capital in excess of par value	318,215	313,168
Retained earnings	343,633	325,847
Accumulated other comprehensive loss	(6,952)	(3,462)
Total La-Z-Boy Incorporated shareholders' equity	700,753	682,508
Noncontrolling interests	15,553	14,468
Total equity	716,306	696,976
Total liabilities and equity	$1,434,889	$1,059,790
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2020	4/27/2019	4/28/2018
Cash flows from operating activities
Net income	$78,984	$70,141	$81,595
Adjustments to reconcile net income to cash provided by operating activities
Gain on disposal of assets	(10,068)	(325)	(2,108)
Gain on conversion of investment	—	—	(2,204)
Gain on sale of investments	(693)	(656)	(770)
Change in deferred taxes	719	(1,668)	17,261
Provision for doubtful accounts	13,383	502	276
Depreciation and amortization	31,192	31,147	31,767
Equity-based compensation expense	8,371	10,981	9,474
Change in right-of use lease asset	67,673	—	—
Goodwill impairment	26,862	—	—
Pension termination (refund)/charge	(1,900)	32,671	—
Pension plan contributions	—	(7,000)	(2,000)
Change in receivables	29,686	7,195	(2,801)
Change in inventories	14,900	3,135	(8,009)
Change in other assets	7,039	(7,737)	(3,245)
Change in payables	(9,913)	(2,388)	6,602
Change in lease liabilities	(66,238)	—	—
Change in other liabilities	(25,755)	14,747	(10,088)
Net cash provided by operating activities	164,242	150,745	115,750
Cash flows from investing activities
Proceeds from disposals of assets	11,273	1,941	1,440
Proceeds from insurance	1,080	184	2,087
Capital expenditures	(46,035)	(48,433)	(36,337)
Purchases of investments	(37,477)	(20,698)	(28,593)
Proceeds from sales of investments	37,244	20,944	22,674
Acquisitions, net of cash acquired	(6,850)	(76,505)	(16,495)
Net cash used for investing activities	(40,765)	(122,567)	(55,224)
Cash flows from financing activities
Net proceeds from credit facility	75,000	—	—
Payments on debt and finance lease liabilities	(161)	(223)	(262)
Payments for debt issuance costs	—	—	(231)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	3,029	13,901	2,977
Purchases of common stock	(43,369)	(22,957)	(56,730)
Dividends paid	(25,091)	(23,508)	(22,009)
Net cash provided by (used for) financing activities	9,408	(32,787)	(76,255)
Effect of exchange rate changes on cash and equivalents	(1,144)	(475)	1,741
Change in cash, cash equivalents and restricted cash	131,741	(5,084)	(13,988)
Cash, cash equivalents and restricted cash at beginning of period	131,787	136,871	150,859
Cash, cash equivalents and restricted cash at end of period	$263,528	$131,787	$136,871

Supplemental disclosure of non-cash investing activities
Capital expenditures included in accounts payable	$3,528	$3,250	$5,667
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands, except per share amounts)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 29, 2017	$48,472	$289,632	$284,698	$(32,883)	$11,186	$601,105
Net income	—	—	80,866	—	729	81,595
Other comprehensive income	—	—	—	7,684	1,120	8,804
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,046	(1,380)	—	—	2,977
Purchases of 1,995 shares of common stock	(1,995)	(4,204)	(50,531)	—	—	(56,730)
Stock option and restricted stock expense	—	9,474	—	—	—	9,474
Dividends declared and paid ($0.46/share)	—	—	(22,009)	—	—	(22,009)
At April 28, 2018	$46,788	$298,948	$291,644	$(25,199)	$13,035	$625,216
Net income	—	—	68,574	—	1,567	70,141
Other comprehensive income (loss)	—	—	—	23,374	(134)	23,240
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	919	15,200	(2,218)	—	—	13,901
Purchases of 752 shares of common stock	(752)	(11,961)	(10,244)	—	—	(22,957)
Stock option and restricted stock expense	—	10,981	—	—	—	10,981
Cumulative effect adjustment for investments, net of tax	—	—	1,637	(1,637)	—	—
Dividends declared and paid ($0.50/share)	—	—	(23,508)	—	—	(23,508)
Dividends declared not paid ($0.50/share)	—	—	(38)	—	—	(38)
At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976
Net income	—	—	77,469	—	1,515	78,984
Other comprehensive income	—	—	—	(2,943)	(266)	(3,209)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	311	4,453	(1,735)	—	—	3,029
Purchases of 1,409 shares of common stock	(1,409)	(8,097)	(33,863)	—	—	(43,369)
Stock option and restricted stock expense	—	8,371	—	—	—	8,371
Cumulative effect adjustment for leases, net of tax (1)	—	—	574	—	—	574
Reclassification of certain income tax effects (2)	—	—	547	(547)	—	—
Dividends declared and paid ($0.54/share)	—	—	(25,091)	—	—	(25,091)
Dividends declared not paid ($0.54/share)	—	—	(115)	—	—	(115)
Change in noncontrolling interests	—	320	—	—	(164)	156
At April 25, 2020	$45,857	$318,215	$343,633	$(6,952)	$15,553	$716,306

(1)	Cumulative effect adjustment of deferred gains on prior sale/leaseback transactions as a result of adopting ASU 2016-02, Leases (Topic 842).

(2)
Income tax effects of the Tax Cuts and Jobs Act are reclassified from Accumulated Other Comprehensive Income ("AOCI") to retained earnings due to the adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Accounting Policies
The following is a summary of significant accounting policies followed in the preparation of La-Z-Boy Incorporated and its subsidiaries' (individually and collectively, "we," "our," "us," "La-Z-Boy" or the "Company") consolidated financial statements. Our 2020, 2019 and 2018 fiscal years included 52 weeks.
Principles of Consolidation
The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries. The portion of less than wholly-owned subsidiaries is included as non-controlling interest. All intercompany transactions have been eliminated, including any related profit on intercompany sales.
At April 25, 2020, we owned preferred shares of two privately-held companies, and a warrant to purchase common shares of one of the companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.
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
Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") basis for approximately 62% of our inventories at both April 25, 2020, and April 27, 2019. Cost is determined for all other inventories on a first-in, first-out ("FIFO") basis. The LIFO method of accounting is used for our La-Z-Boy U.S. wholesale business inventory and the imported finished goods inventory owned by our Casegoods segment, while the FIFO method is used for the remainder of our inventory.
Property, Plant and Equipment
Items capitalized, including significant betterments to existing facilities, are recorded at cost. Capitalized computer software costs include internal and external costs incurred during the software's development stage. Internal costs relate primarily to employee activities for coding and testing the software under development. Computer software costs are depreciated over three to seven years. All maintenance and repair costs are expensed when incurred. Depreciation is computed principally using straight-line methods over the estimated useful lives of the assets.
Disposal and Impairment of Long-Lived Assets
Retirement or dispositions of long-lived assets are recorded based on carrying value and proceeds received. Any resulting gains or losses are recorded as a component of selling, general and administrative (SG&A) expenses.
We review the carrying value of our long-lived assets for impairment if events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our assessment of recoverability is based on our best estimates using either quoted market prices or an analysis of the undiscounted projected future cash flows by asset groups in order to determine if there is any indicator of impairment requiring us to further assess the fair value of our long-lived assets. Our asset groups consist of our operating segments in our Upholstery reportable segment, our Casegoods segment, each of our retail stores, our Joybird operating segment, and other corporate assets.
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
Our goodwill relates to the acquisition of La-Z-Boy Furniture Galleries® stores, the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, and the acquisition of Joybird®, an e-commerce retailer and manufacturer of upholstered furniture. The reporting unit for goodwill arising from retail store acquisitions is our Retail operating segment. We have four geographic regions which are considered components of our Retail operating segment. These four geographic regions are aggregated into one reporting unit for goodwill because they are economically similar, they operate in a consistent manner across the regions, and each store supports and benefits from common research and development projects. Additionally, the goodwill is recoverable from each of the geographic regions working in concert because we can change the composition of the regions to strategically rebalance management and distribution capacity as needed. The reporting unit for goodwill arising from the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland and the acquisition of Joybird is each respective operating segment. The estimated fair value of the reporting units is determined based upon the income approach using discounted future cash flows. In situations where the fair value is less than the carrying value, an impairment charge would be recorded for the shortfall.
Amortizable Intangible Assets
We test amortizable intangible assets for impairment if events or changes in circumstances indicate that the assets might be impaired. We have amortizable intangible assets related to the acquisition of the La-Z-Boy wholesale business in the United Kingdom and Ireland, which primarily include acquired customer relationships. These intangible assets are amortized on a straight-line basis over their useful lives, which do not exceed 15 years. We also have an amortizable intangible asset for the Joybird® trade name, which is amortized on a straight-line basis over its useful life of eight years. All intangible amortization expense is recorded as a component of SG&A expense. We established the fair value of these amortizable intangible assets based on the multi-period excess earnings method, a variant of the income approach, and also using the relief from royalty method.
Investments
Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income/(loss). Equity securities are recorded at fair value with unrealized gains and losses recorded in other expense, net. We also hold non-marketable preferred shares of two privately held-start up companies. The fair value of these equity investments is not readily determinable and therefore, we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. Realized gains and losses for all investments, charges for other-than-temporary impairments of debt securities, and charges for impairment on our equity investments without readily determinable values are included in determining net income, with related purchase costs based on the first-in, first-out method. We evaluate our available-for-sale debt investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment's fair value has been below our cost basis, the issuer's financial condition, and our ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

Life Insurance
Life insurance policies are recorded at the amount that could be realized under the insurance contract as of the date of our consolidated balance sheet. These assets are classified as other long-term assets on our consolidated balance sheet and are used to fund our executive deferred compensation plan and performance compensation retirement plan. The change in cash surrender or contract value is recorded as income or expense, in other expense, net, during each period.
Customer Deposits
We collect a deposit on a portion of the total merchandise price at the time a customer order is placed in one of our company-owned retail stores, and through our website, www.la-z-boy.com. We record this as a customer deposit, which is included in our accrued expenses and other current liabilities on our consolidated balance sheet. The balance of the order is paid in full prior to delivery of the product. At the time the customer places an order through www.joybird.com, we collect the entire amount owed and record this as a customer deposit.
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
We recognize revenue for retail sales and online sales to the end consumer through our company-owned retail stores, www.la-z-boy.com or www.joybird.com once the end consumer has taken control of the furniture, at which point legal title has passed to them. This takes place when the product is delivered to the end consumer's home. Home delivery is not a promised service to our customer, and is not a separate performance obligation, because home delivery is a fulfillment activity as the costs are incurred as part of transferring our product to the end consumer. At the time the customer places an order through our company-owned retail stores or www.la-z-boy.com, we collect a deposit on a portion of the total merchandise price. We record this as a customer deposit, which is included in accrued expenses and other current liabilities on our consolidated balance sheet. The balance of the order is paid in full prior to delivery of the product. Once the order is taken through our company-owned retail stores or www.la-z-boy.com we recognize a contract asset and a corresponding deferred revenue liability for the difference between the total order and the deposit collected. The contract asset is included in other current assets on our consolidated balance sheet and the deferred revenue is included in accrued expenses and other current liabilities on our consolidated balance sheet. At the time the customer places an order through www.joybird.com, we collect the entire amount owed and record this as a customer deposit. Because the entire amount owed is collected at the time of the order, there is no contract asset recorded for Joybird sales.
At the time we recognize revenue, we make provisions for estimated refunds, product returns, and warranties, as well as other incentives that we may offer to customers. When estimating our incentives, we utilize either the expected value method or the most likely amount to determine the amount of variable consideration. We use either method depending on which method will provide the best estimate of the variable consideration, and we only include variable consideration when it is probable that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the variable consideration is subsequently resolved. Incentives offered to customers include cash discounts, rebates, advertising agreements and other sales incentive programs. Our sales incentives, including cash discounts and rebates, are recorded as a reduction to revenues. Service allowances are for a distinct good or service received from our customer and are recorded as a component of SG&A expense in our consolidated statement of income, and are not recorded as a reduction of revenue and are not considered variable consideration. We use substantial judgment based on the type of variable consideration or service allowance, historical experience and expected sales volume when estimating these provisions. The expected costs associated with our warranties and service allowances are recognized as expense when our products are sold. For sales tax, we elected to exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows us to present revenue net of these certain types of taxes.
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
Allowance for Credit Losses
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
Selling, General and Administrative Expenses
SG&A expenses include the costs of selling our products and other general and administrative costs. Selling expenses are primarily composed of commissions, advertising, warranty, bad debt expense, and compensation and benefits of employees performing various sales functions. Additionally, the occupancy costs of our retail facilities and the warehousing costs of our regional distribution centers are included as a component of SG&A. Other general and administrative expenses included in SG&A are composed primarily of compensation and benefit costs for administrative employees and other administrative costs.
Other Expense, Net
Other expense, net is made up primarily of foreign currency exchange net gain/(loss), gain/(loss) on the sale of investments, unrealized gain/(loss) on equity securities, and all components of pension costs other than service costs and the refund/(charge) associated with the termination of our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit in fiscal 2019.
Research and Development Costs
Research and development costs are charged to expense in the periods incurred. Expenditures for research and development costs were $10.8 million, $9.1 million, and $7.9 million for the fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018, respectively, and are included as a component of SG&A.
Advertising Expenses
Production costs of commercials, programming and costs of other advertising, promotion and marketing programs are charged to expense in the period in which the commercial or advertisement is first aired or released. Gross advertising expenses were $108.3 million, $106.4 million, and $88.3 million for the fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018, respectively.

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

Commitments and Contingencies

We establish an accrued liability for legal matters when those matters present loss contingencies that are both probable and reasonably estimable. As a litigation matter develops and in conjunction with any outside legal counsel handling the matter, we evaluate on an ongoing basis whether such matter presents a loss contingency that is probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not establish an accrued liability. If, at the time of evaluation, the loss contingency related to a litigation matter is not both probable and reasonably estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and reasonably estimable. Once the loss contingency related to a litigation matter is deemed to be both probable and reasonably estimable, we will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.

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

Recent Accounting Pronouncements

Accounting pronouncement adopted in fiscal 2020

The accounting standards update ("ASU") described in the paragraph below had a significant impact on our accounting policies and our consolidated financial statements and related disclosures.

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), requiring lessees to record substantially all operating leases on their balance sheet. Under this standard, the lessee is required to record an asset for the right to use the underlying asset for the lease term and a corresponding liability for the contractual lease payments. We adopted this standard in the first quarter of fiscal 2020 using a modified retrospective approach. See Note 6, Leases, for further information.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. We adopted the new standard in the first quarter of fiscal 2019 with modified retrospective application.
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
Fiscal 2022
ASU 2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Fiscal 2021

Note 2: Acquisitions
We did not complete any acquisitions during the fiscal year ended April 25, 2020. Acquisitions completed in fiscal year 2019 are described below.
Retail acquisitions
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
We based the purchase price allocations on fair values at the dates of acquisition, and summarize them in the following table:

(Amounts in thousands)	Retail Segment Acquisitions
Fair value of consideration:
Cash	$38,904
Forgiveness of accounts receivable	2,610
Guaranteed future payments	1,300
Total fair value of consideration	42,814

Amounts recognized for assets acquired and liabilities assumed:
Inventory	10,491
Other current assets	4,194
Property, plant and equipment	929
Indefinite-lived reacquired rights	6,600
Other long-term assets	183
Customer deposits	(6,515)
Other current liabilities	(5,055)
Total identifiable net assets acquired	10,827

Goodwill	$31,987

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
The $7.5 million of prepaid compensation relates to the retention of the four Joybird founders, who became our employees, each of whom agreed to forfeit proportional amounts if one or more of them resigns in the two years following the acquisition. We are amortizing the $7.5 million to SG&A expense over the two-year retention period on a straight-line basis. As we neared the end of the period for which four founders of Joybird were required to remain with the organization, we separated two of the founders during the fourth quarter of fiscal 2020. We waived our right to recover any compensation from these two founders, as we believe their work and two years of service commitment were substantially fulfilled, and accordingly we accelerated the amortization of the proportional amount of their respective retention agreement.
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
Goodwill of $82.3 million, related to the Joybird acquisition, is primarily related to synergies we expect from the integration of the acquisition and the anticipated future benefits of these synergies. The finite-lived intangible asset and goodwill asset for Joybird are not deductible for federal income tax purposes. We included the Joybird operating segment in our other business activities which we report within our Corporate and Other reportable segment.
Refer to Note 7, Goodwill and Other Intangible Assets, and Note 20, Fair Value Measurements, for further information regarding the fair value of the contingent consideration, goodwill and intangible assets related to Joybird.

The following table summarizes the purchase price allocation for Joybird at the date of acquisition:

(Amounts in thousands)	Joybird Acquisition
Fair value of consideration:
Cash (paid at closing)	$37,482
Guaranteed payment	22,489
Acquisition earn-out	7,500
Assumption of liability	5,000
Working capital adjustment	(2,486)
Total fair value of consideration	69,985

Amounts recognized for assets acquired and liabilities assumed:
Inventory	5,258
Other current assets	3,733
Property, plant and equipment	2,057
Finite-lived tradename	6,400
Other long-term assets	3,647
Accounts payable	(8,222)
Customer deposits	(17,365)
Other current liabilities	(7,681)
Other long-term liabilities	(150)
Total identifiable net liabilities acquired	(12,323)

Goodwill	$82,308

Note 3: Restricted Cash
We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next 12 months, but we expect to renew some of these letters of credit when they mature.

(Amounts in thousands)	4/25/2020	4/27/2019
Cash and cash equivalents	$261,553	$129,819
Restricted cash	1,975	1,968
Total cash, cash equivalents and restricted cash	$263,528	$131,787

Note 4: Inventories

(Amounts in thousands)	4/25/2020	4/27/2019
Raw materials	$92,174	$90,359
Work in process	14,064	13,728
Finished goods	96,850	114,478
FIFO inventories	203,088	218,565
Excess of FIFO over LIFO	(21,445)	(21,666)
Total inventories	$181,643	$196,899

Note 5: Property, Plant and Equipment

(Amounts in thousands)	Estimated Useful Lives	4/25/2020	4/27/2019
Buildings and building fixtures	3 - 40 years	$233,063	$223,505
Machinery and equipment	3 - 15 years	155,776	148,760
Information systems and software	3 - 7 years	90,705	86,400
Furniture and fixtures	3 - 15 years	23,890	22,826
Land improvements	3 - 30 years	17,427	17,454
Transportation equipment	3 - 10 years	15,092	13,598
Land	N/A	14,236	14,323
Construction in progress	N/A	28,234	20,722
		578,423	547,588
Accumulated depreciation		(363,656)	(347,065)
Net property, plant and equipment		$214,767	$200,523

Depreciation expense for the fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018, was $30.0 million, $27.5 million, and $27.5 million, respectively.
Note 6: Leases
During the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases (Topic 842) and all related amendments. The guidance requires lessees to recognize substantially all leases on their balance sheet as a right-of-use ("ROU") asset and a lease liability. The adoption of ASU 2016-02 resulted in an increase in total long-term assets and total liabilities of $314.2 million at the beginning of fiscal 2020.
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

COVID-19 Impact

In response to the COVID-19 global pandemic, beginning in April of fiscal 2020, we have secured rent relief from several of our lessors, most often in the form of the deferral of rent payments for one or more months. Under these agreements, certain rent payments will be deferred without penalty and will be paid back over varying periods. In accordance with FASB Staff Q&A - Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Staff Q&A") issued in April 2020, we have elected to account for lease deferrals resulting directly from COVID-19 as if the enforceable rights and obligations for the deferrals existed in the respective contracts at lease inception and as such we will not account for the deferrals as lease modifications. Guidance from the FASB Staff Q&A provided methods to account for such rent deferrals which include the option to treat the lease as if no changes to the lease contract were made or to treat the deferred payments as variable lease payments. The FASB Staff Q&A allows entities to select the most practical approach and does not require the same approach be applied consistently to all leases. For the majority of our leases, we elected to account for the deferrals as if no changes to the lease contract were made and continued to recognize lease expense, on a straight-line basis, during the deferral period. During April of fiscal 2020, payment deferrals and concessions totaled $4.4 million, the majority of which was recorded in other current liabilities on the consolidated balance sheet.

Supplemental balance sheet information pertaining to our leases is as follows:

(Amounts in thousands)	4/25/20
Operating leases
ROU assets	$318,634
Lease liabilities, short-term	64,363
Lease liabilities, long-term	270,162
Financing leases
ROU assets	$13
Lease liabilities, short-term	13

The ROU assets by segment are as follows:

(Amounts in thousands)	4/25/20
Upholstery	$65,668
Casegoods	3,997
Retail	236,719
Corporate & Other	12,263
Total ROU assets	$318,647

The components of lease cost are as follows:

(Amounts in thousands)	Year Ended April 25, 2020
Operating lease cost	$76,223
Financing lease cost	166
Short-term lease cost	248
Variable lease cost (1)	(40)
Less: Sublease income	(2,504)
Total lease cost	$74,093

(1)	Includes deferred payments on select leases in accordance with the FASB Staff Q&A.

The following tables present supplemental lease disclosures:

	Year Ended April 25, 2020
(Amounts in thousands)	Operating Leases	Financing Leases
Cash paid for amounts included in the measurement of lease liabilities	$77,176	$165
Lease liabilities arising from new ROU assets	72,061	—

	4/25/20
(Amounts in thousands)	Operating Leases	Financing Leases
Weighted-average remaining lease term (years)	7.0	0.3
Weighted-average discount rate	3.9%	3.9%

The following table presents our undiscounted cash flows as of April 25, 2020, and our minimum contractual obligations on our leases as of April 27, 2019:

	4/25/20		4/27/19
(Amounts in thousands)	Operating Leases	Financing Leases	Operating Leases	Financing Leases
Within one year	$75,500	$13	$76,508	$180
After one year and within two years	65,458	—	71,544	19
After two years and within three years	54,870	—	58,763	—
After three years and within four years	44,358	—	46,541	—
After four years and within five years	37,357	—	36,082	—
After five years	101,006	—	102,782	—
Total lease payments	378,549	13	$392,220	$199
Less: Interest	44,024	—
Total lease obligations	$334,525	$13

Note 7: Goodwill and Other Intangible Assets
We have goodwill on our consolidated balance sheet as follows:

Reportable Segment	Reporting Unit	Related Acquisition
Upholstery Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other Segment	Joybird	Joybird

We test goodwill for impairment on an annual basis in the fourth quarter of each fiscal year, and more frequently if events or changes in circumstances indicate that it might be impaired. Due to the economic conditions during the fourth quarter of fiscal 2020 as a result of the COVID-19 pandemic, we determined that we could not assess goodwill recoverability qualitatively using the Step 0 approach and deemed it necessary to perform the quantitative Step 1 goodwill impairment test for each applicable reporting unit. In accordance with ASU 2017-04, Intangibles-Goodwill and Other, which we adopted during fiscal 2019, our quantitative goodwill impairment tests were performed by comparing the fair value of the reporting unit with its carrying value, recognizing an impairment charge, if necessary, for the amount by which the carrying value exceeds the fair value.
The quantitative Step 1 goodwill impairment test requires us to estimate the fair value of each applicable reporting unit. Estimating the fair value of each reporting unit requires management to make significant assumptions and to apply judgment to project future sales based on estimated short and long-term growth rates along with future operating margins. Significant judgment is also involved in selecting the appropriate discount rate to be applied to the projected future cash flows. Changes in these assumptions may affect our fair value estimates and the result of impairment tests in future periods. Specific assumptions used and the results of our annual goodwill impairment tests as of April 25, 2020 were as follows:
Upholstery Segment
The goodwill associated with our La-Z-Boy United Kingdom reporting unit resides in our Upholstery reportable segment. To estimate the fair value of this reporting unit, we applied the income approach using discounted future cash flows. Sales and operating income projections were based on assumptions driven by the current economic conditions. Other key assumptions used in the quantitative assessment of the reporting units' goodwill were a discount rate of 9.5%, reflecting a market participant weighted average cost of capital, and a tax rate of 18.0%, which was specific to the La-Z-Boy United Kingdom reporting unit. Based on our testing, the relative fair value of our La-Z-Boy United Kingdom reporting unit exceeded its carrying value as of April 25, 2020 and no impairment was recorded.
Retail Segment
The goodwill associated with our acquisitions of La-Z-Boy Furniture Galleries® stores resides in our Retail reportable segment. To estimate the fair value of this reporting unit, we applied the income approach using discounted future cash flows. Sales and operating income projections were based on assumptions driven by the current economic conditions. Due to uncertainty around the future impact of COVID-19, our projections considered various scenarios and we probability-weighted the likelihood of each scenario in determining the reporting unit's fair value. Other key assumptions used in the quantitative assessment of the reporting unit's goodwill were a discount rate of 9.5%, reflecting a market participant weighted average cost of capital, and a tax rate of 23.5%, which is specific to the jurisdictions in which our acquired stores operate in. Based on our testing, the relative fair value of our Retail reporting unit exceeded its carrying value as of April 25, 2020 and no impairment was recorded.
Corporate & Other Segment
The goodwill associated with our Joybird reporting unit resides in our Corporate and Other reportable segment. To estimate the fair value of this reporting unit, we applied the income approach using discounted future cash flows. Sales and operating income projections were based on assumptions driven by the current economic conditions. Additionally, we assumed a 2.0% terminal growth rate for the reporting unit. Financial projections used in the fiscal 2020 impairment test were based on various scenarios and were significantly lower than those used in the fiscal 2019 impairment test due to the impact of the COVID-19 pandemic, integration activities taking longer than anticipated and a slower than anticipated growth rate due to a shifting focus on profitability. Other key assumptions used in the quantitative assessment of the reporting unit's goodwill were a discount rate of 17.5%, reflecting a market participant weighed average cost of capital assuming Joybird would be sold as a stand-alone business, and a tax rate of 24.3%, which was specific to the Joybird reporting unit. Based on our testing, the carrying value of the Joybird reporting unit exceeded its relative fair value as of April 25, 2020, and we recorded a non-cash pre-tax impairment charge of $26.9 million during the fourth quarter of fiscal 2020 to reduce the carrying value of the goodwill to its fair value.
The following table summarizes changes in the carrying amount of our goodwill by reportable segment:

(Amounts in thousands)	Upholstery Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 28, 2018	$12,967	$62,287	$—	$75,254
Acquisitions	—	31,987	79,616	111,603
Translation adjustment	(819)	(171)	—	(990)
Balance at April 27, 2019	12,148	94,103	79,616	185,867
Prior period adjustment (1)	—	—	2,692	2,692
Impairment charge	—	—	(26,862)	(26,862)
Translation adjustment	(518)	(162)	—	(680)
Balance at April 25, 2020	$11,630	$93,941	$55,446	$161,017

(1)
Includes $3.5 million adjustment made during the fourth quarter of fiscal 2020, as we determined that both goodwill and the customer deposit liability were understated, partially offset by a $0.8 million working capital adjustment made in the first quarter of fiscal 2020.

The carrying amount of our goodwill could be at risk for future impairment. There continues to be uncertainty surrounding the macroeconomic factors impacting our business, most notably, the impact of the COVID-19 pandemic, and a sustained economic downturn, significantly extended recovery, change in the assumed long-term revenue growth or profitability for our respective reporting units, especially Joybird, or change in market participant assumptions such as an increased discount rate, could increase the likelihood of future goodwill impairment charges.

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

We test amortizable intangible assets and indefinite-lived intangibles for impairment on an annual basis in the fourth quarter of our fiscal year, or more frequently if events or changes in circumstances indicate that the carrying value might be impaired. Due to the economic conditions during the fourth quarter of fiscal 2020 as a result of the COVID-19 pandemic, we tested all intangible assets for impairment based on the multi-period excess earnings method, a variant of the income approach, and also using the relief from royalty method. Sales projections were based on assumptions driven by the current economic conditions. Our testing in the fourth quarter of fiscal 2020 did not indicate impairment of our intangible assets.

The following summarizes changes in our intangible assets:

(Amounts in thousands)	Indefinite-Lived Trade Names	Finite-Lived Trade Name	Indefinite-Lived Reacquired Rights	Other Intangible Assets	Total Intangible Assets
Balance at April 28, 2018	$1,155	$—	$13,645	$3,390	$18,190
Acquisitions	—	6,400	6,600	—	13,000
Amortization	—	(599)	—	(346)	(945)
Translation adjustment	—	—	(128)	(210)	(338)
Balance at April 27, 2019	$1,155	$5,801	$20,117	$2,834	$29,907
Amortization	—	(798)	—	(220)	(1,018)
Translation adjustment	—	—	(121)	(115)	(236)
Balance at April 25, 2020	$1,155	$5,003	$19,996	$2,499	$28,653

There continues to be uncertainty surrounding the macroeconomic factors impacting our business, most notably, the impact of the COVID-19 pandemic, and a sustained economic downturn, significantly extended recovery, or change in the assumed long-term revenue growth rates could increase the likelihood of future intangible asset impairment charges.

For our intangible assets recorded as of April 25, 2020, we estimate annual amortization expense to be $1.0 million for each of the five succeeding fiscal years.
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
We also hold other investments consisting of cost-basis preferred shares of two privately held start-up companies. In the third quarter of fiscal 2020, we recognized an impairment of $6.0 million, which represents the full cost-basis value of the investment in one of these privately held start-up companies. The impairment loss is recognized in other expense, net on the consolidated statement of income. Refer to Note 20, Fair Value Measurements for further information.
The following summarizes our investments:

(Amounts in thousands)	4/25/20	4/27/19
Short-term investments:
Marketable securities	$18,634	$18,016
Held-to-maturity investments	3,337	3,341
Total short-term investments	21,971	21,357
Long-term investments:
Marketable securities	19,572	24,085
Cost basis investments	6,479	11,979
Total long-term investments	26,051	36,064
Total investments	$48,022	$57,421

Investments to enhance returns on cash	$28,622	$31,470
Investments to fund compensation/retirement plans	12,921	13,972
Other investments	6,479	11,979
Total investments	$48,022	$57,421

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	4/25/20			4/27/19
(Amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,011	$(6,390)	$12,692	$1,841	$—	$19,535
Fixed income	268	(56)	30,213	75	(111)	33,217
Other	372	—	5,117	258	(13)	4,669
Total securities	$1,651	$(6,446)	$48,022	$2,174	$(124)	$57,421

The following table summarizes sales of marketable securities:

	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/20	4/27/19	4/28/18
Proceeds from sales	$36,443	$20,944	$22,674
Gross realized gains	852	1,152	1,302
Gross realized losses	(159)	(496)	(532)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Amounts in thousands)	4/25/20
Within one year	$18,684
Within two to five years	8,070
Within six to ten years	1,256
Thereafter	2,203
Total	$30,213

Note 9: Accrued Expenses and Other Current Liabilities

(Amounts in thousands)	4/25/20	4/27/19
Payroll and other compensation	$34,980	$53,374
Accrued product warranty, current portion	14,264	13,892
Customer deposits	40,721	42,787
Deferred revenue	17,086	17,038
Other current liabilities	48,231	46,000
Accrued expenses and other current liabilities	$155,282	$173,091

Note 10: Debt
We maintain a revolving credit facility secured primarily by all of our accounts receivable, inventory, and cash deposit and securities accounts. Availability under the agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, extending its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the line is less than certain thresholds. At April 25, 2020, we had $75.0 million in borrowings outstanding under the agreement, which was proactively borrowed to manage liquidity in response to economic conditions resulting from COVID-19 in the fourth quarter of 2020. At April 25, 2020, we were not subject to the fixed-charge coverage ratio requirement and had excess availability of $55.5 million of the $150.0 million credit commitment. Excess availability was lower than the total remaining credit commitment primarily due to lower eligible assets as of April 25, 2020, primarily resulting from lower eligible accounts receivable due to lower sales in the quarter as a result of COVID-19. At April 27, 2019, we were not subject to the fixed-charge coverage ratio requirement, had no borrowings outstanding under the agreement, and had excess availability of $148.1 million of the $150.0 million credit commitment.

Cash paid for interest during fiscal years 2020, 2019 and 2018 was $0.6 million, $1.0 million, and $0.4 million, respectively.
Note 11: Employee Benefits
Employee Retirement and Welfare Plans
The table below summarizes the total costs associated with our employee retirement and welfare plans.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/20	4/27/19	4/28/18
401(k) Retirement Plan	$9,380	$9,128	$7,093
Performance Compensation Retirement Plan	1,115	3,084	1,347
Deferred Compensation Plan	719	284	360
Non-Qualified Defined Benefit Retirement Plan (1)	796	805	845
Net Periodic Pension Cost (2)	—	35,998	4,205

(1)	Primarily related to interest cost.

(2)	Refer below for breakdown of net periodic pension cost.
401(k) Retirement Plan. Voluntary 401(k) retirement plans are offered to eligible employees within certain U.S. operating units. For most operating units, we make matching contributions based on specific formulas. On January 1, 2019, we increased our matching contributions for eligible employees which resulted in an additional expense of $1.7 million in fiscal 2019. As a result of the increased matching contributions, supplemental contributions awarded to eligible employees based on achievement of operating performance targets during fiscal 2019 and 2018 were discontinued. Additionally, on March 29, 2020, we announced a temporary freeze on 401(k) matching contributions as part of our COVID-19 action plan.
Performance Compensation Retirement Plan. A performance compensation retirement plan ("PCRP") is maintained for eligible highly compensated employees. The company contributions to the plan are based on achievement of performance targets. Employees vest in these contributions if they achieve certain age and years of service with the Company, and can elect to receive benefit payments over a period ranging between five to twenty years after they leave the Company. Further information related to the plan is as follows:

(Amounts in thousands)	4/25/20	4/27/19
Short-term obligation included in other current liabilities	$638	$530
Long-term obligation included in other long-term liabilities	12,492	12,023

Executive Deferred Compensation Plan. We maintain an executive deferred compensation plan for eligible highly compensated employees. An element of this plan allows contributions for eligible highly compensated employees. Further information related to the plan is as follows:

(Amounts in thousands)	4/25/20	4/27/19
Plan obligation included in other long-term liabilities	$22,282	$23,854
Cash surrender value on life insurance contracts included in other long-term assets (1)	34,562	34,308
Mutual funds held by plan included in other current assets (2)	76	189

(1)	Life insurance contracts are related to the Executive Deferred Compensation Plan and the PCRP.

(2)	Mutual funds are considered trading securities.
Non-Qualified Defined Benefit Retirement Plan. We maintain a non-qualified defined benefit retirement plan for certain former salaried employees. We hold available-for-sale marketable securities to fund future obligations of this plan in a Rabbi trust (refer to Note 8, Investments, and Note 20, Fair Value Measurements, for additional information on these investments). We are not required to fund the non-qualified defined benefit retirement plan in fiscal 2021; however, we have the discretion to make contributions to the Rabbi trust. Further information related to the plan is as follows:

(Amounts in thousands)	4/25/20	4/27/19
Plan obligation included in long-term liabilities	$16,846	$15,549
Discount rate used to determine obligation	2.8%	3.9%

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/20	4/27/19	4/28/18
Actuarial loss recognized in AOCI	$218	$190	$222
Benefit payments (1)	1,091	1,091	1,091

(1)	Benefit payments are scheduled to be between $1.0 million and $1.1 million annually for the next 10 years.
Defined Benefit Pension Plan. During the fourth quarter of fiscal 2019, we terminated our defined benefit pension plan for eligible factory hourly employees in our La-Z-Boy operating unit. In connection with the plan termination, we settled all future obligations under the plan through a combination of lump-sum payments to eligible participants who elected to receive them, and the transfer of any remaining benefit obligations under the plan to a highly rated insurance company.
As a result of these actions, we recognized a non-cash pre-tax pension termination charge of $32.7 million during the fourth quarter of fiscal 2019. During the second quarter of fiscal 2020, we received a pre-tax refund of $1.9 million from the insurance company, representing an overpayment of the expected benefit obligations that were settled during the fourth quarter of fiscal 2019. Both the initial charge and the refund were recorded as pension termination refund (charge) in our consolidated statement of income.
There were no net periodic pension costs associated with the terminated pension plan in the fiscal year ended April 25, 2020. For the fiscal years ended April 27, 2019 and April 28, 2018, net periodic pension costs were as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/27/19	4/28/18
Service cost	$851	$1,316
Interest cost	4,464	4,587
Expected return on plan assets	(4,544)	(4,818)
Net amortization	2,556	3,120
Pension termination charge	32,671	—
Net periodic pension cost	$35,998	$4,205

The components of net periodic pension cost other than the service cost were included in other expense, net in our consolidated statement of income. Service cost was recorded in cost of sales in our consolidated statement of income.
Employee Vacation Policy Changes
We enacted changes to our employee vacation policies that became effective on January 1, 2019. Our new vacation policies enhanced the amount of vacation time earned by our employees. Additionally, under these vacation policies, our salaried and office hourly employees now accrue vacation in the current calendar year for use in the current calendar year, and any vacation time earned but not used will be forfeited at the end of each calendar year. These changes reduced our salaried and office hourly employee vacation liability and resulted in a one-time non-cash gain of $5.1 million in our consolidated statement of income during fiscal 2019. Of the total $5.1 million gain recorded, $1.3 million was recorded in cost of sales with the remainder recorded in SG&A expense. Our factory hourly employee vacation policies were only changed to enhance the amount of vacation time earned by our employees, with no change to accrual methodologies, and resulted in $1.1 million incremental expense in fiscal 2019, recorded in cost of sales.
Note 12: Product Warranties
We accrue an estimated liability for product warranties when we recognize revenue on the sale of warrantied products. We estimate future warranty claims on new sales based on our historical claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs, and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Upholstery reportable segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our Upholstery segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of the Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.
A reconciliation of the changes in our product warranty liability is as follows:

(Amounts in thousands)	4/25/20	4/27/19
Balance as of the beginning of the year	$22,736	$21,205
Acquisitions (1)	—	1,000
Accruals during the year	22,563	22,831
Settlements during the year	(22,044)	(22,300)
Balance as of the end of the year (2)	$23,255	$22,736

(1)	Acquired warranty liabilities from fiscal 2019 acquisition of Joybird. Refer to Note 2, Acquisitions, for further information on the acquisition.

(2)
$14.3 million and $13.9 million recorded in accrued expenses and other current liabilities as of April 25, 2020, and April 27, 2019, respectively, while the remainder is included in other long-term liabilities.

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

The table below summarizes the total stock-based compensation expense recognized for all outstanding grants in our consolidated statement of income:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2020	4/27/2019	4/28/2018
Equity-based awards expense
Stock options	$2,000	$3,507	$4,180
Restricted stock awards	2,913	2,548	2,196
Restricted stock units	900	704	704
Performance based units	2,558	4,222	2,394
Total equity-based awards expense	8,371	10,981	9,474
Liability-based awards expense
Stock appreciation rights	(240)	98	252
Restricted stock units	20	22	87
Performance based units	6	7	(28)
Deferred stock units	(768)	212	94
Total liability-based awards expense	(982)	339	405
Total stock-based compensation expense (1)	$7,389	$11,320	$9,879

(1)	Stock-based compensation expense is recorded in SG&A expense in the consolidated statement of income.
Stock Options. The La-Z-Boy Incorporated 2017 Omnibus Incentive Plan authorized grants to certain employees and directors to purchase common shares at a specified price, which may not be less than 100% of the current market price of the stock at the date of grant. We granted 248,662 stock options to employees during the first quarter of fiscal 2020, and we also have stock options outstanding from previous grants. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation Committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. Granted options outstanding under the former long-term equity award plan remain in effect and have a term of 10 years.
We received $4.8 million, $16.2 million, and $4.4 million in cash during fiscal 2020, 2019, and 2018, respectively, for exercises of stock options.
Plan activity for stock options under the above plans was as follows:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at April 27, 2019	1,442	$28.09	7.7	$6,557
Granted	249	30.24	N/A	N/A
Canceled	(61)	30.31	N/A	N/A
Exercised	(192)	25.14	N/A	1,668
Outstanding at April 25, 2020	1,438	28.76	7.2	103

Exercisable at April 25, 2020	671	$27.32	6.3	$103

The aggregate intrinsic value of options exercised was $9.9 million and $2.2 million in fiscal 2019 and fiscal 2018, respectively. As of April 25, 2020, our total unrecognized compensation cost related to non-vested stock option awards was $1.4 million, which we expect to recognize over a weighted-average remaining vesting term of all unvested awards of 1.7 years. During the year ended April 25, 2020, stock options with respect to 0.5 million shares vested.

We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. We estimate expected volatility based on the historical volatility of our common shares. We base the average expected life on the contractual term of the stock option and expected employee exercise trends. We base the risk-free rate on U.S. Treasury issues with a term equal to the expected life assumed at the date of the grant. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. The fair value of stock options granted during fiscal 2020, fiscal 2019, and fiscal 2018 were calculated using the following assumptions:

	Fiscal 2020 grant	Fiscal 2019 grant	Fiscal 2018 grant
Risk-free interest rate	2.19%	2.82%	1.84%
Dividend rate	1.72%	1.45%	1.61%
Expected life in years	5.0	5.0	5.0
Stock price volatility	34.27%	33.07%	32.12%
Fair value per share	$7.94	$9.65	$7.16

Stock Appreciation Rights ("SARs"). We have not granted any SARs to employees since fiscal 2014, but we have SARs outstanding from the fiscal 2013 and fiscal 2014 grants. All outstanding SARs are fully vested and have a term of ten years. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we remeasure to fair value at the end of each reporting period. We have no remaining unrecognized compensation cost at April 25, 2020, relating to SARs awards as they are all fully vested, but we will continue to remeasure these awards to reflect the fair value at the end of each reporting period until all awards are exercised or forfeited. As of April 25, 2020, we had 7,149 and 13,869 SARs outstanding for the fiscal 2013 and fiscal 2014 awards, respectively. These awards have exceeded their expected life and are remeasured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At April 25, 2020, the intrinsic value per share of the fiscal 2013 and 2014 awards were $9.10 and $2.01, respectively.

Restricted Stock. We awarded 167,649 shares of restricted stock to employees during fiscal 2020. We issue restricted stock at no cost to the employees, and the shares are held in an escrow account until the vesting period ends. If a recipient's employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted average fair value of the restricted stock that was awarded in fiscal 2020 was $30.43 per share, the market value of our common shares on the date of grant. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the date our compensation committee approved the awards. Restricted stock awards vest at 25% per year, beginning one year from the grant date for a term of four years.
The following table summarizes information about non-vested share awards as of and for the year ended April 25, 2020:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Non-vested shares at April 27, 2019	247	$29.55
Granted	168	30.43
Vested	(90)	28.50
Canceled	(32)	29.83
Non-vested shares at April 25, 2020	293	$30.34

Unrecognized compensation cost related to non-vested restricted shares was $6.5 million and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.8 years.
Restricted Stock Units. Restricted stock units granted to our non-employee directors are offered at no cost to the directors and vest when a director leaves the board. During fiscal 2020, fiscal 2019, and fiscal 2018 we granted less than 0.1 million restricted stock units each year to our non-employee directors. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of grant, which was $31.77, $33.15, and $23.85 for the awards granted in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

Performance Awards. Under the La-Z-Boy Incorporated 2017 Omnibus Incentive Plan, the Compensation Committee of the board of directors is authorized to award common shares to certain employees based on the attainment of certain financial goals over a given performance period. The awards are offered at no cost to the employees. In the event of an employee's termination during the vesting period, the potential right to earn shares under this program is generally forfeited.
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

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Outstanding shares at April 27, 2019	523	$28.43
Granted	311	28.68
Vested	(87)	24.79
Unearned or canceled	(213)	28.45
Outstanding shares at April 25, 2020	534	$29.21

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We estimate forfeiture rates based on our employees' forfeiture history and believe they will approximate future results. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2020, fiscal 2019, and fiscal 2018 that vest based on attaining performance goals was $28.68, $31.71, and $25.93, respectively, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share's fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. Similar to the way in which we expense the awards of stock options, we expense compensation cost, net of estimated forfeitures, over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2020, fiscal 2019, and fiscal 2018 grants of shares that vest based on market conditions was $38.75, $46.39, and $36.24, respectively. Our unrecognized compensation cost at April 25, 2020, related to performance-based shares was $3.7 million based on the current estimates of the number of awards that will vest, and is expected to be recognized over a weighted-average remaining contractual term of all unvested awards of 1.3 years.
Equity-based compensation expenses related to performance-based shares recognized in our consolidated statement of income were as follows (for the fiscal years ended):

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2020	4/27/2019	4/28/2018
Fiscal 2016 grant	$—	$—	$1,052
Fiscal 2017 grant	—	1,044	455
Fiscal 2018 grant	611	1,402	887
Fiscal 2019 grant	996	1,776	—
Fiscal 2020 grant	951	—	—
Total expense	$2,558	$4,222	$2,394

Deferred Stock Units. We account for awards under our deferred stock unit plan for non-employee directors as liability-based awards because upon exercise these awards will be paid in cash. We measure and recognize compensation expense based on the market price of our common stock on the grant date. We remeasure and adjust the liability based on the market value (intrinsic value) of our common shares on the last day of the reporting period until paid with a corresponding adjustment to reflect the cumulative amount of compensation expense. For purposes of dividends and for measuring the liability, each deferred stock unit is the equivalent of one common share. As of April 25, 2020, we had 0.1 million deferred stock units outstanding. Our liability related to these awards was $1.4 million and $2.2 million at April 25, 2020, and April 27, 2019, respectively, and is included as a component of other long-term liabilities on our consolidated balance sheet.
Note 15: Accumulated Other Comprehensive Loss
Activity in accumulated other comprehensive loss was as follows:

(Amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 29, 2017	$(927)	$74	$1,752	$(33,782)	$(32,883)
Changes before reclassifications	3,315	164	844	3,257	7,580
Amounts reclassified to net income	—	(208)	(1,420)	3,341	1,713
Tax effect	—	124	200	(1,933)	(1,609)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	3,315	80	(376)	4,665	7,684
Balance at April 28, 2018	$2,388	$154	$1,376	$(29,117)	$(25,199)
Changes before reclassifications	(2,338)	(369)	330	(479)	(2,856)
Cumulative effect adjustment for investments (1)	—	—	(1,637)	—	(1,637)
Amounts reclassified to net income (2)	—	280	25	26,553	26,858
Tax effect	—	22	(88)	(562)	(628)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(2,338)	(67)	(1,370)	25,512	21,737
Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	(1,941)	—	387	(1,809)	(3,363)
Reclassification of certain income tax effects (3)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	14	(141)	218	91
Tax effect	—	(4)	(61)	394	329
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	(1,941)	(87)	443	(1,905)	(3,490)
Balance at April 25, 2020	$(1,891)	$—	$449	$(5,510)	$(6,952)

(1)
The cumulative effect adjustment for investments is composed of $2.1 million of unrealized gains on equity investments offset by $0.5 million of tax expense. We reclassified the net $1.6 million of cumulative effect adjustment from accumulated other comprehensive loss to retained earnings as a result of adopting ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10).

(2)
Includes a net $23.8 million charge related to the pension termination that occurred in the fourth quarter of fiscal 2019. Of this amount, $28.2 million of expense was recorded as pension termination charge and $4.4 million of income was recorded in income tax expense in our consolidated statement of income. For further information, refer to Note 11, Employee Benefits.

(3)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to adoption of ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220).
We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other expense, net, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other expense, net.

The components of noncontrolling interest were as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2020	4/27/2019	4/28/2018
Balance as of the beginning of the year	$14,468	$13,035	$11,186
Net income	1,515	1,567	729
Other comprehensive income (loss)	(266)	(134)	1,120
Change in noncontrolling interests	(164)	—	—
Balance as of the end of the year	$15,553	$14,468	$13,035

Note 16: Revenue Recognition
The following table presents our revenue disaggregated by product category and by segment or unit:

	Year Ended April 25, 2020
(Amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$751,697	$—	$355,427	$—	$1,107,124
Stationary Upholstery Furniture	347,881	16,146	124,772	102,886	591,685
Bedroom Furniture	—	31,195	7,408	6,426	45,029
Dining Room Furniture	—	21,944	10,894	1,847	34,685
Occasional Furniture	1,469	42,464	20,069	1,931	65,933
Other (1)	103,212	(5,714)	79,984	(23,998)	153,484
Total	$1,204,259	$106,035	$598,554	$89,092	$1,997,940

		Eliminations			(293,958)
		Consolidated Net Sales			$1,703,982

	Year Ended April 27, 2019
(Amounts in thousands)	Upholstery	Casegoods	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$804,691	$—	$350,520	$—	$1,155,211
Stationary Upholstery Furniture	367,386	16,631	108,590	77,749	570,356
Bedroom Furniture	—	31,465	5,327	5,324	42,116
Dining Room Furniture	—	23,073	9,918	1,961	34,952
Occasional Furniture	1,616	49,173	20,354	1,132	72,275
Other (1)	94,549	(5,869)	75,492	(12,154)	152,018
Total	$1,268,242	$114,473	$570,201	$74,012	$2,026,928

		Eliminations			(281,527)
		Consolidated Net Sales			$1,745,401

(1)	Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts & allowances, rebates and other sales incentives.

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
At April 25, 2020, our consolidated balance sheet includes current assets of $17.1 million that we reported as other receivables. These other receivables represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2020, we had $17.0 million of other receivables.
We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the "contract liabilities"). At April 25, 2020, we included $40.7 million of customer deposits and $17.1 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2020, we had $42.8 million of customer deposits and $17.0 million of deferred revenues. During the fiscal year ended April 25, 2020, we recognized $55.0 million of revenue related to our contract liability balance at April 27, 2019.
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
Retail Segment. Our Retail segment consists of one operating segment comprised of our 154 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.
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
The accounting policies of the operating segments are the same as those described in Note 1, Accounting Policies. We account for intersegment revenue transactions between our segments consistent with independent third-party transactions, that is, at current market prices. As a result, the manufacturing profit related to sales to our Retail segment is included within the appropriate Upholstery or Casegoods segment. Operating income realized on intersegment revenue transactions is therefore generally consistent with the operating income realized on our revenue from independent third-party transactions. Segment operating income is based on profit or loss from operations before interest expense, interest income, other expense, net and income taxes. Identifiable assets are cash and equivalents, notes and accounts receivable, net inventories, net property, plant and equipment, right-of-use lease assets, goodwill and other intangible assets. Our unallocated assets include deferred income taxes, corporate assets (including a portion of cash and equivalents), and various other assets. Sales are attributed to countries on the basis of the customer's location.

The following table presents sales and operating income (loss) by segment:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/2020	4/27/2019	4/28/2018
Sales
Upholstery segment:
Sales to external customers	$941,228	$1,016,957	$1,010,097
Intersegment sales	263,031	251,285	217,266
Upholstery segment sales	1,204,259	1,268,242	1,227,363

Casegoods segment:
Sales to external customers	85,402	95,677	95,919
Intersegment sales	20,633	18,796	15,474
Casegoods segment sales	106,035	114,473	111,393

Retail segment sales	598,554	570,201	474,613

Corporate and Other:
Sales to external customers	78,798	62,566	3,318
Intersegment sales	10,294	11,446	9,421
Corporate and Other sales	89,092	74,012	12,739

Eliminations	(293,958)	(281,527)	(242,161)
Consolidated sales	$1,703,982	$1,745,401	$1,583,947

Operating Income (Loss)
Upholstery segment	$134,691	$127,906	$130,349
Casegoods segment	7,749	12,589	11,641
Retail segment	48,256	37,922	20,709
Corporate and Other	(71,934)	(48,743)	(33,330)
Consolidated operating income	118,762	129,674	129,369
Interest expense	(1,291)	(1,542)	(538)
Interest income	2,785	2,103	1,709
Pension termination refund (charge)	1,900	(32,671)	—
Other expense, net	(6,983)	(2,237)	(1,650)
Income before income taxes	$115,173	$95,327	$128,890

The following tables present additional financial information by segment and location.

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/20	4/27/19	4/28/18
Depreciation and Amortization
Upholstery segment	$16,398	$16,122	$15,823
Casegoods segment	1,214	1,143	993
Retail segment	4,271	4,007	3,758
Corporate and Other	9,309	9,875	11,193
Consolidated depreciation and amortization	$31,192	$31,147	$31,767

Capital Expenditures
Upholstery segment	$35,850	$37,114	$30,049
Casegoods segment	752	1,949	711
Retail segment	7,597	4,604	3,377
Corporate and Other	1,836	4,766	2,200
Consolidated capital expenditures	$46,035	$48,433	$36,337

Sales by Country
United States	89%	89%	87%
Canada	6%	6%	7%
Other	5%	5%	6%
Total	100%	100%	100%

(Amounts in thousands)	4/25/20	4/27/19
Assets
Upholstery segment	$479,744	$398,469
Casegoods segment	51,551	55,295
Retail segment	495,970	210,863
Unallocated assets	407,624	395,163
Consolidated assets	$1,434,889	$1,059,790

Long-Lived Assets by Geographic Location
Domestic	$662,623	$389,892
International	48,852	27,529
Consolidated long-lived assets	$711,475	$417,421

Note 18: Income Taxes
Income before income taxes consists of the following:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/20	4/27/19	4/28/18
United States	$102,125	$73,058	$111,516
Foreign	13,048	22,269	17,374
Total	$115,173	$95,327	$128,890

Income tax expense (benefit) consists of the following components:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/20	4/27/19	4/28/18
Federal
Current	$25,026	$17,629	$21,206
Deferred	1,440	(2,649)	16,401
State
Current	7,901	6,199	4,886
Deferred	(1,409)	(933)	1,075
Foreign
Current	3,025	4,919	3,820
Deferred	206	21	(93)
Total income tax expense	$36,189	$25,186	$47,295

Our effective tax rate differs from the U.S. federal income tax rate for the following reasons:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(% of income before income taxes)	4/25/20	4/27/19	4/28/18
Statutory tax rate	21.0%	21.0%	30.4%
Increase (reduction) in income taxes resulting from:
Remeasurement of deferred taxes for changes in statutory U.S. tax rate	—%	(0.2)%	7.8%
State income taxes, net of federal benefit	4.2%	4.1%	3.3%
Tax effect of defined benefit pension plan termination	—%	2.7%	—%
U.S. manufacturing benefit	—%	—%	(1.5)%
Change in valuation allowance	0.7%	0.6%	(0.3)%
U.S. research tax credits	(0.6)%	(0.8)%	(1.9)%
Non-deductible asset impairment	4.9%	—%	—%
Fair value adjustment of contingent liability	(1.4)%	—%	—%
Tax on undistributed foreign earnings	1.1%	—%	—%
Miscellaneous items	1.5%	(1.0)%	(1.1)%
Effective tax rate	31.4%	26.4%	36.7%

For our Canada, Mexico, and United Kingdom foreign operating units, we permanently reinvest the earnings and consequently do not record a deferred tax liability relative to the undistributed earnings. We have reinvested approximately $41.2 million of the earnings. After enactment of the Tax Cuts and Jobs Act in 2017, the potential deferred tax attributable to these earnings would be approximately $1.3 million, primarily related to foreign withholding taxes and state income taxes. The Company changed its permanent reinvestment position on undistributed earnings for its Thailand foreign operating units and provided for deferred tax attributable to those earnings of approximately $1.3 million in fiscal 2020.

The primary components of our deferred tax assets and (liabilities) were as follows:

(Amounts in thousands)	4/25/20	4/27/19
Assets
Leases	$81,537	$—
Deferred and other compensation	20,821	19,603
State income tax—net operating losses, credits and other	5,536	5,346
Warranty	5,797	5,707
Rent	—	2,714
Workers' compensation	2,567	2,525
Bad debt	2,061	—
Employee benefits	3,441	1,479
Federal net operating losses, credits	1,663	2,032
Pension	—	91
Other	2,354	2,250
Valuation allowance	(2,137)	(2,312)
Total deferred tax assets	123,640	39,435
Liabilities
Right of use lease assets	(77,479)	—
Property, plant and equipment	(14,893)	(10,523)
Inventory	(827)	(1,615)
Goodwill and other intangibles	(8,286)	(6,627)
Tax on undistributed foreign earnings	(1,316)	—
Net deferred tax assets	$20,839	$20,670

The deferred tax assets associated with loss carry forwards and the related expiration dates are as follows:

(Amounts in thousands)	Amount	Expiration
Federal net operating losses	$1,663	Fiscal 2034 - 2038
Various U.S. state net operating losses (excluding federal tax effect)	3,892	Fiscal 2020 - 2038
Foreign capital losses	17	Indefinite

We evaluate our deferred taxes to determine if a valuation allowance is required. Accounting standards require that we assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard with significant weight being given to evidence that can be objectively verified.
The evaluation of the amount of net deferred tax assets expected to be realized necessarily involves forecasting the amount of taxable income that will be generated in future years. We have forecasted future results using estimates management believes to be reasonable. We based these estimates on objective evidence such as expected trends resulting from certain leading economic indicators. Based upon our net deferred tax asset position at April 25, 2020, we estimate that about $65.5 million of future taxable income would need to be generated to fully recover our net deferred tax assets. The realization of deferred income tax assets is dependent on future events. Actual results inevitably will vary from management's forecasts which may be impacted by the COVID-19 pandemic, possibly resulting in a sustained economic downturn, or significantly extended economic recovery. Such variances could result in adjustments to the valuation allowance on deferred tax assets in future periods, and such adjustments could be material to the financial statements.
During fiscal 2020, we recorded a $0.2 million decrease in our valuation allowance for deferred tax assets that are now considered more likely than not to be realized. This determination was primarily due to state net operating losses and the limitations on the realization of deferred tax assets related to executive compensation.

A summary of the valuation allowance by jurisdiction is as follows:

(Amounts in thousands)	4/25/2020	4/27/19	Change
U.S. Federal	$1,172	$586	$586
U.S. State	948	1,709	(761)
Foreign	17	17	—
Total	$2,137	$2,312	$(175)

The remaining valuation allowance of $2.1 million primarily related to certain U.S. federal, state and foreign deferred tax assets. The U.S. federal deferred taxes are primarily due to limitations on the realization of deferred taxes related to executive compensation. The U.S. state deferred taxes are primarily related to state net operating losses.
As of April 25, 2020, we had a gross unrecognized tax benefit of $1.0 million related to uncertain tax positions in various jurisdictions. A reconciliation of the beginning and ending balance of these unrecognized tax benefits is as follows:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/20	4/27/19	4/28/18
Balance at the beginning of the period	$1,069	$1,014	$620
Additions:
Positions taken during the current year	174	187	464
Positions taken during the prior year	106	—	25
Reductions:
Positions taken during the prior year	—	(36)	—
Decreases related to settlements with taxing authorities	(211)	—	—
Reductions resulting from the lapse of the statute of limitations	(108)	(96)	(95)
Balance at the end of the period	$1,030	$1,069	$1,014

We recognize interest and penalties associated with uncertain tax positions in income tax expense. We had approximately $0.3 million accrued for interest and penalties as of both April 25, 2020, and April 27, 2019.
If recognized, $0.9 million of the total $1.0 million of unrecognized tax benefits would decrease our effective tax rate. We do not expect that the net liability for uncertain income tax positions will significantly change within the next 12 months. The remaining balance will be settled or released as tax audits are effectively settled, statutes of limitation expire, or other new information becomes available.
Our U.S. federal income tax returns for fiscal years 2017 and subsequent are still subject to audit. The audit of our U.S. federal income tax return for fiscal year 2016 was closed in fiscal 2020 with no material adjustments. In addition, we conduct business in various states. The major states in which we conduct business are subject to audit for fiscal years 2016 and subsequent. Our foreign operations are subject to audit for fiscal years 2011 and subsequent.
Cash paid for taxes (net of refunds received) during the fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018, was $24.7 million, $23.8 million, and $37.1 million, respectively.
Note 19: Earnings per Share
Certain share-based compensation awards that entitle their holders to receive non-forfeitable dividends prior to vesting are considered participating securities. Prior to fiscal 2019, we granted restricted stock awards that contained non-forfeitable rights to dividends on unvested shares, and we are required to include these participating securities in calculating our basic earnings per common share, using the two-class method. The restricted stock awards we granted in fiscal 2020 and 2019 do not have non-forfeitable rights to dividends and therefore are not considered participating securities. The dividends on the restricted stock awards granted in fiscal 2020 and 2019 are, and will continue to be, held in escrow until the stock awards vest at which time we will pay any accumulated dividends.

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Fiscal Year Ended
	(52 weeks)	(52 weeks)	(52 weeks)
(Amounts in thousands)	4/25/20	4/27/19	4/28/18
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$77,469	$68,574	$80,866
Income allocated to participating securities	(117)	(225)	(407)
Net income available to common Shareholders	$77,352	$68,349	$80,459

Denominator:
Basic weighted average common shares outstanding	46,399	46,828	47,621
Add:
Contingent common shares	211	242	211
Stock option dilution	126	263	303
Diluted weighted average common shares outstanding	46,736	47,333	48,135

Earnings per Share:
Basic	$1.67	$1.46	$1.69
Diluted	$1.66	$1.44	$1.67

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We had outstanding options to purchase 0.3 million shares for the year ended April 25, 2020, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price, and including the options' effect would have been anti-dilutive. Similarly, we excluded options to purchase 0.4 million shares from the diluted share calculation for the year ended April 27, 2019. We did not exclude any outstanding options from the diluted share calculation for the fiscal year ended April 28, 2018.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at April 25, 2020, and April 27, 2019. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At April 25, 2020
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$31,691	$—	$6,515	$38,206
Held-to-maturity investments	3,337	—	—	—	3,337
Cost basis investments	—	—	6,479	—	6,479
Total assets	$3,337	$31,691	$6,479	$6,515	$48,022

At April 27, 2019
	Fair Value Measurements
(Amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$5	$34,390	$—	$7,706	$42,101
Held-to-maturity investments	3,341	—	—	—	3,341
Cost basis investment	—	—	11,979	—	11,979
Total assets	$3,346	$34,390	$11,979	$7,706	$57,421

Liabilities
Contingent consideration liability	$—	$—	$7,900	$—	$7,900

(1)	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.
At April 25, 2020 and April 27, 2019, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.
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
During the second quarter of fiscal 2020, we invested an additional $0.5 million in one of these privately held start-up companies. Subsequently and during the third quarter of fiscal 2020, with respect to the same investee, we recorded an impairment charge of $6.0 million to other expense, net in the consolidated statement of income for the full carrying value as it was determined the value of the investment was not recoverable. For non-marketable equity investments, the measurement of fair value requires significant judgment and includes quantitative and qualitative analysis of identified events or circumstances that impact the fair value of the investment. Among other factors, we assessed the investee’s ability to meet business milestones, its financial condition and near-term prospects (including the rate at which the investee was using its cash), the investee’s need for possible additional funding at a lower valuation, and the competitive environment in which the investee operates its business.
Our Level 3 liabilities included our contingent consideration liability from the Joybird acquisition. We estimated the fair value of the Joybird contingent consideration liability based on future revenues and earnings in fiscal 2021 and fiscal 2023. The fair value was determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earn-out periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earn-out payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 4.2% for the fiscal 2021 milestone and 4.7% for the fiscal 2023 milestone.
During the fourth quarter of fiscal 2020, in connection with our annual impairment testing, we reduced the fair value of the contingent consideration liability by its full carrying value of $7.9 million, as we no longer expect any additional consideration amounts will be owed related to the acquisition of Joybird based on our most recent financial projections and the terms of the earnout agreement. Consistent with our goodwill impairment testing, the estimated revenues and earnings projections for Joybird used in our fair value assessment at the end of fiscal 2020 were lower than those used in prior periods due to integration activities taking longer than anticipated, a slower than anticipated growth rate due to a shifting focus on profitability, and most notably, the impact of the COVID-19 pandemic. The reduction in fair value was recorded to SG&A in the consolidated statement of income.
The following table is a reconciliation of our Level 3 assets and liabilities recorded at fair value using significant unobservable inputs:

(Amounts in thousands)	Assets	Liabilities
Balance at April 28, 2018	$10,954	$344
Purchases	1,025	—
Acquisitions	—	7,500
Write-up, net	—	74
Translation adjustment	—	(18)
Balance at April 27, 2019	11,979	7,900
Purchases	500	—
Write-off	(6,000)	(7,900)
Balance at April 25, 2020	$6,479	$—

Note 21: Subsequent Events

On June 4, 2020, we announced a continuation of the Company's COVID-19 action plan. Effective as of June 4, 2020, the Company reduce its global workforce by about 10%, or approximately 850 employees, across its manufacturing, retail and corporate locations, including the closure of its Newton, Mississippi upholstery manufacturing facility. Production from the Newton facility will be shifted to available capacity at the company’s Dayton, Tennessee, Neosho, Missouri, and Siloam Springs, Arkansas plants. The Newton facility employs about 300 people, accounts for approximately 10% of the La-Z-Boy branded business total upholstery production, and manufactures La-Z-Boy recliners, motion sofas and classics (high-leg recliners). The Newton-based integrated internal supply functions will remain in operation. Approximately 170 individuals work across these areas and will remain with the company. We expect to incur approximately $5 million to $7 million in fiscal 2021 of one-time pre-tax charges related to these initiatives, the majority of which will be realized in the first quarter.

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
Management's Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this report.
Attestation Report of the Registered Public Accounting Firm.    Our registered public accounting firm's attestation report on our internal control over financial reporting is included in Item 8, Financial Statements and Supplementary Data, of this report.
Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We provide some information about our executive officers in Part I of this report, under the heading "Information About Our Executive Officers." All other information required to be reported under this item will be included in our proxy statement for our 2020 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
All information required to be reported under this item will be included in our proxy statement for our 2020 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required to be reported pursuant to this item with respect to security ownership of certain beneficial owners and management will be included in our proxy statement for our 2020 Annual Meeting of Shareholders, and is incorporated into this item by reference.
Equity Plans
The table below provides information concerning our compensation plans under which common shares may be issued.
Equity Compensation Plan Information as of April 25, 2020

Plan category	Number of securities to be issued upon exercise of outstanding options (i)		Weighted-average exercise price of outstanding options (ii)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (i)) (iii)
Equity compensation plans approved by shareholders	1,437,572	(1)	$28.76	5,252,501	(2)

(1)
Beginning April 29, 2018, all equity awards were issued under our 2017 Omnibus Incentive Plan. The total above reflects 597,499 of options issued under our 2017 Omnibus Incentive Plan in addition to 840,073 of options outstanding that were issued under our 2010 Omnibus Incentive Plan, which could no longer issue shares as of April 28, 2018.

(2)
This amount is the aggregate number of shares that is available for future issuance under our 2017 Omnibus Incentive Plan, which provides for awards of stock options, restricted stock, and performance awards (awards of our common stock based on achievement of pre-set goals over a performance period) to selected key employees and non-employee directors. We have performance awards outstanding under the plan that would further reduce the number of shares remaining available for future issuance under the plan by 666,159 shares, assuming the maximum performance targets were achieved.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
All information required to be reported under this item will be included in our proxy statement for our 2020 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
All information required to be reported under this item will be included in our proxy statement for our 2020 Annual Meeting of Shareholders, and all of that information is incorporated in this item by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this report:
(1)    Financial Statements:

Management's Report to Our Shareholders
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for each of the three fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018
Consolidated Statement of Comprehensive Income for each of the three fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018
Consolidated Balance Sheet at April 25, 2020, and April 27, 2019
Consolidated Statement of Cash Flows for the fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018
Consolidated Statement of Changes in Equity for the fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018
Notes to Consolidated Financial Statements
(2)Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended April 25, 2020, April 27, 2019, and April 28, 2018
Schedule II immediately follows Item 16.
All other schedules are omitted because they are not applicable or not required because the required information is included in the financial statements or notes thereto.
(3)Exhibits:
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
(4.1)
Second Amended and Restated Credit Agreement dated as of December 19, 2017, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 8-K filed December 21, 2017)

(4.2)
Amendment Number One to Second Amended and Restated Credit Agreement dated as of December 13, 2019, among La-Z-Boy Incorporated, certain of its subsidiaries, the lenders named therein, and Wells Fargo Capital Finance, LLC, as administrative agent for the lenders (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended January 25, 2020)

(4.3)		Description of Securities (Incorporated by reference to an exhibit to Form 10-K for the year ended April 27, 2019)
(10.1)	*
La-Z-Boy Incorporated Restricted Stock Plan for Non-Employee Directors, amended and restated through August 12, 2003 (Incorporated by reference to an exhibit to Definitive Proxy Statement filed July 8, 2003)

(10.2)	*	La-Z-Boy Incorporated Deferred Stock Unit Plan for Non-Employee Directors (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 25, 2008)

Exhibit Number		Description
(10.3)	*
Form of Change in Control Agreement in effect for: Kurt L. Darrow. Similar agreements are in effect for Melinda D. Whittington, Otis Sawyer, Darrell D. Edwards and Stephen K. Krull except the severance period in those agreements is 12 months rather than 24 months (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)

(10.4)	*	Form of Indemnification Agreement (covering all directors, including employee-directors) (Incorporated by reference to an exhibit to Form 8-K, filed January 22, 2009)
(10.5)	*
2005 La-Z-Boy Incorporated Executive Deferred Compensation Plan, amended and restated as of November 18, 2008 (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 24, 2009)

(10.6)	*	Amended and Restated La-Z-Boy Incorporated 2010 Omnibus Incentive Plan (Incorporated by reference to an annex to Definitive Proxy Statement filed July 9, 2013)
(10.7)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-Q for the quarter ended October 23, 2010)
(10.8)	*	La-Z-Boy Incorporated 2010 Omnibus Incentive Plan Revised Sample Award Agreement effective July 9, 2012 (Incorporated by reference to an exhibit to Form 8-K filed July 9, 2012)
(10.9)	*	La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 24, 2010)
(10.10)	*	La-Z-Boy Incorporated Performance Compensation Retirement Plan effective April 27, 2013 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2013)
(10.11)	*	2014 Amendment to La-Z-Boy Incorporated Performance Compensation Retirement Plan (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 26, 2014)
(10.12)	*	First 2014 Amendment to La-Z-Boy Incorporated Severance Plan for Named Executive Officers (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 25, 2015)
(10.13)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan (Incorporated by reference to an annex to Definitive Proxy Statement filed July 18, 2017)
(10.14)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Sample Award Agreement (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 27, 2019)
(10.15)	*	Offer of Employment Letter between Melinda Whittington and La-Z-Boy Incorporated, dated May 17, 2018 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 28, 2018)
(10.16)	*	Relocation Agreement between Melinda Whittington and La-Z-Boy Incorporated, dated May 17, 2018 (Incorporated by reference to an exhibit to Form 10-K for the fiscal year ended April 28, 2018)
(21)		List of subsidiaries of La-Z-Boy Incorporated
(23)		Consent of PricewaterhouseCoopers LLP (EDGAR filing only)
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)
(32)		Certifications pursuant to 18 U.S.C. Section 1350
(101.INS)		XBRL Instance Document
(101.SCH)		XBRL Taxonomy Extension Schema Document
(101.CAL)		XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company's Annual Report on Form 10-K for the year ended April 25, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.
ITEM 16.    FORM 10-K SUMMARY.
None.

LA-Z-BOY INCORPORATED
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

			Additions
Description	Balance at Beginning of Year	Acquisitions	Charged/ (Credited) to Costs and Expenses		Charged/ (Credited) to Other Accounts		Deductions		Balance at End of Year
Allowance for doubtful accounts, deducted from accounts receivable:
April 25, 2020	$2,180	$—	$13,263	(1)	$—		$(7,902)	(2)	$7,541
April 27, 2019	1,956	600	367	(1)	—		(743)	(2)	2,180
April 28, 2018	2,563	—	261	(1)	—		(868)	(2)	1,956
Allowance for deferred tax assets:
April 25, 2020	$2,312	$—	$687		$2	(3)	$(864)	(4)	$2,137
April 27, 2019	1,224	—	740		506	(3)	(158)	(4)	2,312
April 28, 2018	1,786	—	—		(299)	(3)	(263)	(4)	1,224

(1)	Additions charged (credited) to costs and expenses includes the impact of foreign currency exchange gains (losses).

(2)	Deductions represented uncollectible accounts written off less recoveries of accounts receivable written off in prior years.

(3)	Represents impact of adjusting gross deferred tax assets.

(4)	Valuation allowance release.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: June 23, 2020		LA-Z-BOY INCORPORATED

	BY	/s/ KURT L. DARROW
Kurt L. Darrow Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of June 23, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ K.L. DARROW	/s/ L.A. BARNES
K.L. Darrow Chairman, President and Chief Executive Officer	L.A. Barnes Vice President, Corporate Controller and Chief Accounting Officer

/s/ S.M. GALLAGHER	/s/ E.J. HOLMAN
S.M. Gallagher Director	E.J. Holman Director

/s/ J.E. KERR	/s/ M.T. LAWTON
J.E. Kerr Director	M.T. Lawton Director

/s/ H.G. LEVY	/s/ W.A. MCCOLLOUGH
H.G. Levy Director	W.A. McCollough Director

/s/ R.L. O'GRADY	/s/ L.B. PETERS
R.L. O'Grady Director	L.B. Peters Director

/s/ N.R. QUBEIN	/s/ M.D. WHITTINGTON
N.R. Qubein Director	M.D. Whittington Senior Vice President and Chief Financial Officer