Form 10-Q
period 2020-07-25
LA-Z-BOY INC
filed 2020-08-18
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2020
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 11, 2020
Common Stock, $1.00 Par Value	45,995,515

LA-Z-BOY INCORPORATED
FORM 10-Q FIRST QUARTER OF FISCAL 2021

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended
(Unaudited, amounts in thousands, except per share data)	7/25/20	7/27/19
Sales	$285,458	$413,633
Cost of sales	169,095	245,921
Gross profit	116,363	167,712
Selling, general and administrative expense	112,038	144,290
Operating income	4,325	23,422
Interest expense	(459)	(318)
Interest income	494	727
Other income (expense), net	1,474	(760)
Income before income taxes	5,834	23,071
Income tax expense	1,155	5,083
Net income	4,679	17,988
Net loss attributable to noncontrolling interests	119	81
Net income attributable to La-Z-Boy Incorporated	$4,798	$18,069

Basic weighted average common shares	45,909	46,820
Basic net income attributable to La-Z-Boy Incorporated per share	$0.10	$0.39

Diluted weighted average common shares	45,965	47,125
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.10	$0.38
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Net income	$4,679	$17,988
Other comprehensive income
Currency translation adjustment	2,111	614
Change in fair value of cash flow hedges, net of tax	—	4
Net unrealized gain on marketable securities, net of tax	42	108
Net pension amortization, net of tax	65	41
Total other comprehensive income	2,218	767
Total comprehensive income before allocation to noncontrolling interests	6,897	18,755
Comprehensive income attributable to noncontrolling interests	(379)	(405)
Comprehensive income attributable to La-Z-Boy Incorporated	$6,518	$18,350
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	7/25/20	4/25/20
Current assets
Cash and equivalents	$334,204	$261,553
Restricted cash	2,476	1,975
Receivables, net of allowance of $5,983 at 7/25/20 and $7,541 at 4/25/20	97,374	99,351
Inventories, net	180,401	181,643
Other current assets	89,497	81,804
Total current assets	703,952	626,326
Property, plant and equipment, net	212,933	214,767
Goodwill	161,597	161,017
Other intangible assets, net	28,614	28,653
Deferred income taxes – long-term	20,060	20,839
Right of use lease asset	310,133	318,647
Other long-term assets, net	66,458	64,640
Total assets	$1,503,747	$1,434,889

Current liabilities
Accounts payable	$61,917	$55,511
Short-term borrowings	50,000	75,000
Lease liability, current	64,399	64,376
Accrued expenses and other current liabilities	248,230	155,282
Total current liabilities	424,546	350,169
Lease liability, long-term	262,225	270,162
Other long-term liabilities	101,977	98,252
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 45,989 outstanding at 7/25/20 and 45,857 outstanding at 4/25/20	45,989	45,857
Capital in excess of par value	320,067	318,215
Retained earnings	346,750	343,633
Accumulated other comprehensive loss	(5,232)	(6,952)
Total La-Z-Boy Incorporated shareholders' equity	707,574	700,753
Noncontrolling interests	7,425	15,553
Total equity	714,999	716,306
Total liabilities and equity	$1,503,747	$1,434,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Cash flows from operating activities
Net income	$4,679	$17,988
Adjustments to reconcile net income to cash provided by (used for) operating activities
(Gain)/loss on disposal of assets	14	(536)
Gain on sale of investments	(108)	(4)
Change in deferred taxes	785	(677)
Provision for doubtful accounts	(1,575)	116
Depreciation and amortization	8,119	7,298
Equity-based compensation expense	2,047	1,675
Change in receivables	3,745	8,535
Change in inventories	1,686	(527)
Change in right-of-use lease assets	16,469	16,101
Change in other assets	4,031	(8,792)
Change in payables	8,864	(1,391)
Change in lease liabilities	(15,857)	(16,418)
Change in other liabilities	73,401	(4,028)
Net cash provided by operating activities	106,300	19,340

Cash flows from investing activities
Proceeds from disposals of assets	10	22
Proceeds from insurance	—	642
Capital expenditures	(9,810)	(12,299)
Purchases of investments	(3,623)	(5,288)
Proceeds from sales of investments	14,671	4,060
Acquisitions	(437)	(5,438)
Net cash provided by (used for) investing activities	811	(18,301)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(25,013)	(47)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	(1,749)	(1,417)
Purchases of common stock	—	(12,313)
Dividends paid to shareholders	—	(6,112)
Dividends paid to minority interest joint venture partners (1)	(8,507)	—
Net cash used for financing activities	(35,269)	(19,889)

Effect of exchange rate changes on cash and equivalents	1,310	655
Change in cash, cash equivalents and restricted cash	73,152	(18,195)
Cash, cash equivalents and restricted cash at beginning of period	263,528	131,787
Cash, cash equivalents and restricted cash at end of period	$336,680	$113,592

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$881	$2,416

(1)	Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 25, 2020	$45,857	$318,215	$343,633	$(6,952)	$15,553	$716,306
Net income (loss)	—	—	4,798	—	(119)	4,679
Other comprehensive income	—	—	—	1,720	498	2,218
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	132	(195)	(1,686)	—	—	(1,749)
Stock option and restricted stock expense	—	2,047	—	—	—	2,047
Dividends declared and paid (1)	—	—	5	—	(8,507)	(8,502)
At July 25, 2020	$45,989	$320,067	$346,750	$(5,232)	$7,425	$714,999

(1)
No dividends to shareholders were declared or paid during the first quarter of fiscal 2021; amount includes dividends forfeited from restricted stock awards previously granted. Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976
Net income (loss)	—	—	18,069	—	(81)	17,988
Other comprehensive income	—	—	—	281	486	767
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	126	126	(1,669)	—	—	(1,417)
Repurchases of 391 shares of common stock	(391)	(3,762)	(8,160)	—	—	(12,313)
Stock option and restricted stock expense	—	1,675	—	—	—	1,675
Cumulative effect adjustment for leases, net of tax (1)	—	—	574	—	—	574
Reclassification of certain income tax effects (2)	—	—	547	(547)	—	—
Dividends declared and paid ($0.13/share)	—	—	(6,112)	—	—	(6,112)
At July 27, 2019	$46,690	$311,207	$329,096	$(3,728)	$14,873	$698,138

(1)	Cumulative effect adjustment of deferred gains on prior sale/leaseback transactions as a result of adopting ASU 2016-02.

(2)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from Accumulated Other Comprehensive Income ("AOCI") to retained earnings due to the adoption of ASU 2018-02.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1: Basis of Presentation
The accompanying consolidated financial statements include the consolidated accounts of La-Z-Boy Incorporated and our majority-owned subsidiaries (collectively, the "Company"). We derived the April 25, 2020, balance sheet from our audited financial statements. We prepared the interim financial information in conformity with generally accepted accounting principles, which we applied on a basis consistent with those reflected in our fiscal 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), but the information does not include all of the disclosures required by generally accepted accounting principles. In management’s opinion, the interim financial information includes all adjustments and accruals, consisting only of normal recurring adjustments (except as otherwise disclosed), that are necessary for a fair statement of results for the respective interim periods. The interim results reflected in the accompanying financial statements are not necessarily indicative of the results of operations that will occur for the full fiscal year ending April 24, 2021.
At July 25, 2020, we owned preferred shares and warrants to purchase common shares of two privately held companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.
COVID-19
As a part of our continued response to the impact of COVID-19, on June 4, 2020, we announced our business realignment plan, which included the immediate reduction of the Company's global workforce by approximately 10% across our manufacturing, retail and corporate locations, including the closure of our Newton, Mississippi upholstery manufacturing facility. Production from the Newton facility has been shifted to available capacity at the company’s Dayton, Tennessee, Neosho, Missouri, and Siloam Springs, Arkansas plants. In the first quarter of fiscal 2021, we incurred expenses of $3.5 million associated with our business realignment plan, primarily due to severance costs and an impairment of the carrying value of the Newton manufacturing facility.
Given the positive trends in cash flows, during the first quarter of fiscal 2021, we repaid $25.0 million of the $75.0 million borrowed under our line of credit in the fourth quarter of 2020. Subsequent to this financial report, in the second quarter of fiscal 2021, effective as of August 1, 2020, the temporary 50% salary reductions for the named executive officers ended and full base salaries were reinstated, as was the Company's 401(k) match and cash compensation for the board of directors. Further, on August 18, 2020, the board of directors elected to reinstate a regular quarterly dividend to shareholders of $0.07 per share, 50% of the dividend amount paid quarterly prior to the Company's suspension of dividends. We continue to actively manage the impact of the COVID-19 crisis and there is uncertainty regarding the impact COVID-19 will have on our financial operations in the near and long term.
Accounting pronouncement adopted in fiscal 2021
The following table summarizes additional ASUs which were adopted in fiscal 2021, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

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
ASU 2020-01
Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815
Fiscal 2022

Note 2: Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	7/25/20	7/27/19
Cash and cash equivalents	$334,204	$111,622
Restricted cash	2,476	1,970
Total cash, cash equivalents and restricted cash	$336,680	$113,592

Note 3: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	7/25/20	4/25/20
Raw materials	$90,414	$92,174
Work in process	14,897	14,064
Finished goods	96,535	96,850
FIFO inventories	201,846	203,088
Excess of FIFO over LIFO	(21,445)	(21,445)
Total inventories	$180,401	$181,643

Note 4: Goodwill and Other Intangible Assets
We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following is a summary of activity of goodwill for the quarter ended July 25, 2020:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 25, 2020	$11,630	$93,941	$55,446	$161,017
Translation adjustment	408	172	—	580
Balance at July 25, 2020	$12,038	$94,113	$55,446	$161,597

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following is a roll-forward of our other intangible assets for the quarter ended July 25, 2020:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 25, 2020	$1,155	$5,003	$19,996	$2,499	$28,653
Amortization	—	(199)	—	(54)	(253)
Translation adjustment	—	—	128	86	214
Balance at July 25, 2020	$1,155	$4,804	$20,124	$2,531	$28,614

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
The following summarizes our investments:

(Unaudited, amounts in thousands)	7/25/20	4/25/20
Short-term investments:
Marketable securities	$9,340	$18,634
Held-to-maturity investments	2,476	3,337
Total short-term investments	11,816	21,971
Long-term investments:
Marketable securities	18,463	19,572
Cost basis investments	7,579	6,479
Total long-term investments	26,042	26,051
Total investments	$37,858	$48,022

Investments to enhance returns on cash	$16,494	$28,622
Investments to fund compensation/retirement plans	13,785	12,921
Other investments	7,579	6,479
Total investments	$37,858	$48,022

The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	7/25/20			4/25/20
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,575	$(19)	$14,463	$1,011	$(6,390)	$12,692
Fixed income	274	(7)	19,058	268	(56)	30,213
Other	399	—	4,337	372	—	5,117
Total securities	$2,248	$(26)	$37,858	$1,651	$(6,446)	$48,022
The following table summarizes sales of marketable securities:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Proceeds from sales	$13,725	$4,060
Gross realized gains	126	6
Gross realized losses	(18)	(2)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	7/25/20
Within one year	$9,366
Within two to five years	6,583
Within six to ten years	1,266
Thereafter	1,843
Total	$19,058

Note 6: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	7/25/20	4/25/20
Payroll and other compensation	$39,562	$34,980
Accrued product warranty, current portion	14,237	14,264
Customer deposits	101,771	40,721
Deferred revenue	39,747	17,086
Other current liabilities	52,913	48,231
Accrued expenses and other current liabilities	$248,230	$155,282

The increase in customer deposits and deferred revenue was primarily driven by higher written Retail and Joybird sales in the first quarter of fiscal 2021. Higher written sales also led to an increase in contract assets, which are included in other current assets on the consolidated balance sheet, consistent with the increase in deferred revenue. Refer to Note 10, Revenue Recognition, for additional details regarding our contract assets and contract liabilities.
Note 7: Product Warranties
We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims on new sales based on our historical claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Wholesale segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our Wholesale segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of Joybird products, which are a part of our Corporate and Other results. For all our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.
A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Balance as of the beginning of the period	$23,255	$22,736
Accruals during the period	3,828	5,657
Settlements during the period	(3,960)	(5,557)
Balance as of the end of the period (1)	$23,123	$22,836

(1)
$14.2 million and $14.3 million recorded in accrued expenses and other current liabilities as of July 25, 2020 and April 25, 2020, respectively, while the remainder is in included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.
Note 8:  Stock-Based Compensation
The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Equity-based awards expense	$2,047	$1,675
Liability-based awards expense	584	(60)
Total stock-based compensation expense	$2,631	$1,615

Stock Options. We granted 315,584 stock options to employees during the first quarter of fiscal 2021 and we have stock options outstanding from previous grants. We account for stock options as equity-based awards because when they are exercised, they will be settled in common shares. We recognize compensation expense for stock options over the vesting period equal to the fair value on the date our Compensation Committee approved the awards. The vesting period for our stock options ranges from one to four years, with accelerated vesting upon retirement. The vesting date for retirement-eligible employees is the later of the date they meet the criteria for retirement or the end of the fiscal year in which the grant was made. We accelerate the expense for options granted to retirement-eligible employees over the vesting period, with expense recognized from the grant date through their retirement eligibility date or over the ten months following the grant date, whichever period is longer. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur.
We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The fair value of stock options granted during the first quarter of fiscal 2021 were calculated using the following assumptions:

(Unaudited)	Fiscal 2021 grant	Assumption
Risk-free interest rate	0.34%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	0%	Estimated future dividend rate and common share price at grant date
Expected life in years	5	Contractual term of stock option and expected employee exercise trends
Stock price volatility	41.79%	Historical volatility of our common shares
Fair value per share	$10.06

Stock Appreciation Rights (“SARs”). We have not granted any SARs to employees since fiscal 2014, but we have SARs outstanding from the fiscal 2013 and fiscal 2014 grants. All outstanding SARs are fully vested and have a term of ten years. SARs will be paid in cash upon exercise and, accordingly, we account for SARs as liability-based awards that we re-measure to fair value at the end of each reporting period. We have no remaining unrecognized compensation cost at July 25, 2020, relating to SARs awards as they are all fully vested, but we will continue to remeasure these awards to reflect the fair value at the end of each reporting period until all awards are exercised or forfeited. As of July 25, 2020, we had 7,149 and 13,869 SARs outstanding for the fiscal 2013 and fiscal 2014 awards, respectively. These awards have exceeded their expected life and will be re-measured to fair value based on their intrinsic value, which is the market value of our common stock on the last day of the reporting period less the exercise price, until the earlier of the exercise date or the contractual term date. At July 25, 2020, the intrinsic value per share of the fiscal 2013 and fiscal 2014 awards were $15.53 and $8.44, respectively.
Restricted Stock. We granted 119,535 shares of restricted stock to employees during the first quarter of fiscal 2021. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than through death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock awarded in the first quarter of fiscal 2021 was $27.54 per share, the market value of our common shares on the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the grant date of the award. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.
Performance Shares. During the first quarter of fiscal 2021, we granted 168,719 performance-based shares. We also have performance-based share awards outstanding from previous grants. Payout of the fiscal 2021 grant depends on our financial performance (50%) and a market-based condition based on the total return our shareholders receive on their investment in our stock relative to returns earned through investments in other public companies (50%). The performance share opportunity ranges from 50% of the employee’s target award if minimum performance requirements are met to a maximum of 200% of the target award based on the attainment of certain financial and shareholder-return goals over a specific performance period, which is generally three fiscal years. Grants of performance-based shares during fiscal 2019 and fiscal 2020 were weighted (80%) on financial performance and (20%) on market-based conditions consistent with those in the fiscal 2021 grant.
We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. For performance-based shares granted in the first quarter of fiscal 2021, due to COVID-19 we have deferred setting our performance targets for such and as such, the grant date requirements under ASC 718 have not been met. Once performance goals are defined by the Compensation Committee, we will determine the awards' fair value. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For shares that vest based on market conditions, we expense compensation cost, net of estimated forfeitures, over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2021 grant of shares that vest based on market conditions was $38.14.

Note 9: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended July 25, 2020, and July 27, 2019, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive loss
Balance at April 25, 2020	$(1,891)	$—	$449	$(5,510)	$(6,952)
Changes before reclassifications	1,613	—	77	—	1,690
Amounts reclassified to net income	—	—	(22)	87	65
Tax effect	—	—	(13)	(22)	(35)
Other comprehensive income attributable to La-Z-Boy Incorporated	1,613	—	42	65	1,720
Balance at July 25, 2020	$(278)	$—	$491	$(5,445)	$(5,232)

Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	128	—	143	—	271
Reclassification of certain income tax effects (1)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	5	—	55	60
Tax effect	—	(1)	(35)	(14)	(50)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	128	(93)	366	(667)	(266)
Balance at July 27, 2019	$178	$(6)	$372	$(4,272)	$(3,728)

(1)	Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to adoption of ASU 2018-02.

We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other income (expense), net.

The components of non-controlling interest were as follows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Balance as of the beginning of the period	$15,553	$14,468
Net income	(119)	(81)
Other comprehensive income	498	486
Dividends distributed to joint venture minority partners	(8,507)	—
Balance as of the end of the period	$7,425	$14,873

Note 10: Revenue Recognition

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
The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended July 25, 2020
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$132,264	$53,447	$—	$185,711
Stationary Upholstery Furniture	58,314	17,655	16,134	92,103
Bedroom Furniture	7,112	1,095	1,231	9,438
Dining Room Furniture	4,547	1,818	657	7,022
Occasional Furniture	8,110	3,410	729	12,249
Other (1)	13,226	13,712	(2,010)	24,928
Total	$223,573	$91,137	$16,741	$331,451

Eliminations				(45,993)
Consolidated Net Sales				$285,458

	Quarter Ended July 27, 2019
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$179,522	$85,184	$—	$264,706
Stationary Upholstery Furniture	91,653	29,153	22,952	143,758
Bedroom Furniture	8,193	1,447	1,182	10,822
Dining Room Furniture	5,405	2,599	394	8,398
Occasional Furniture	11,135	5,125	361	16,621
Other (1)	24,643	19,488	(4,337)	39,794
Total	$320,551	$142,996	$20,552	$484,099

Eliminations				(70,466)
Consolidated Net Sales				$413,633

(1)	Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts and allowances, rebates and other sales incentives.

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
At July 25, 2020, our consolidated balance sheet includes current assets of $39.7 million that we reported as other receivables. These other receivables represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. At the beginning of fiscal 2021, we had $17.1 million of other receivables.
We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the “contract liabilities”). At July 25, 2020, we included $101.8 million of customer deposits and $39.7 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2021, we had $40.7 million of customer deposits and $17.1 million of deferred revenues. During the quarter ended July 25, 2020, we recognized revenue of $49.7 million related to our contract liability balance at April 25, 2020.
The increase in our contract assets and contract liabilities at July 25, 2020 was primarily the result of increased written sales during the first quarter of fiscal 2021 compared with those in the fourth quarter of fiscal 2020.
Note 11: Segment Information
Our reportable operating segments include the Wholesale segment and the Retail segment. Effective in the first quarter of fiscal 2021, in order to better align with the manner in which we view and manage the business, coupled with economic and customer channel similarities, we revised our reportable operating segments by aggregating the former Upholstery segment with the former Casegoods segment to form the newly combined Wholesale segment. The change in our reportable operating segments reflects how the Company evaluates financial information used to make operating decisions. There were no changes to our Retail operating segment or Corporate & Other as part of this revision. Prior period results disclosed in the tables below have been revised to reflect these changes.
Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary® and Kincaid®. The Wholesale segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.
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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Sales
Wholesale segment:
Sales to external customers	$179,755	$252,773
Intersegment sales	43,818	67,778
Wholesale segment sales	223,573	320,551

Retail segment sales	91,137	142,996

Corporate and Other:
Sales to external customers	14,566	17,864
Intersegment sales	2,175	2,688
Corporate and Other sales	16,741	20,552

Eliminations	(45,993)	(70,466)
Consolidated sales	$285,458	$413,633

Operating Income (Loss)
Wholesale segment	$17,940	$28,864
Retail segment	(6,627)	8,477
Corporate and Other	(6,988)	(13,919)
Consolidated operating income	4,325	23,422
Interest expense	(459)	(318)
Interest income	494	727
Other income (expense), net	1,474	(760)
Income before income taxes	$5,834	$23,071

Note 12: Income Taxes
Our effective tax rate was 19.8% for the quarter ended July 25, 2020, compared with 22.0% for the quarter ended July 27, 2019. Absent discrete adjustments, primarily related to tax deductions from stock-based compensation, our effective tax rate in the first quarter of fiscal 2021 would have been 26.1%. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.
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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$4,798	$18,069
Income allocated to participating securities	(4)	(39)
Net income available to common Shareholders	$4,794	$18,030

Denominator:
Basic weighted average common shares outstanding	45,909	46,820
Add:
Contingent common shares	47	130
Stock option dilution	9	175
Diluted weighted average common shares outstanding	45,965	47,125

Earnings per Share:
Basic	$0.10	$0.39
Diluted	$0.10	$0.38

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.
We had outstanding options to purchase 1.5 million shares for the quarter ended July 25, 2020, with a weighted average exercise price of $29.08. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. Similarly, we excluded options to purchase 0.4 million shares from the diluted share calculation for the quarter ended July 27, 2019.
Note 14: Fair Value Measurements
Accounting standards require that we put financial assets and liabilities into one of three categories based on the inputs we use to value them:

•
Level 1 — Financial assets and liabilities, the values of which are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.

•
Level 2 — Financial assets and liabilities, the values of which are based on quoted prices in markets that are not active or on model inputs that are observable for substantially the full term of the asset or liability.

•
Level 3 — Financial assets and liabilities, the values of which are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at July 25, 2020 and April 25, 2020. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At July 25, 2020
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$20,608	$—	$7,195	$27,803
Held-to-maturity investments	2,476	—	—	—	2,476
Cost basis investments	—	—	7,579	—	7,579
Total assets	$2,476	$20,608	$7,579	$7,195	$37,858

At April 25, 2020
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$31,691	$—	$6,515	$38,206
Held-to-maturity investments	3,337	—	—	—	3,337
Cost basis investment	—	—	6,479	—	6,479
Total assets	$3,337	$31,691	$6,479	$6,515	$48,022

(1)	Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.
At July 25, 2020 and April 25, 2020, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.
The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.
At July 25, 2020, our Level 3 assets included non-marketable preferred shares and warrants to purchase common shares of two privately held start-up companies. The fair value for our Level 3 investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. During the quarter ended July 25, 2020, we invested an additional $1.1 million in one of these privately held start-up companies. There were no other changes to the fair value of our Level 3 assets during the quarter ended July 25, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We have prepared this Management’s Discussion and Analysis as an aid to understanding our financial results. It should be read in conjunction with the accompanying Consolidated Financial Statements and related Notes to Consolidated Financial Statements. After a cautionary note regarding forward-looking statements, we begin with an introduction to our key businesses and then provide discussions of our results of operations, liquidity and capital resources, and critical accounting policies.

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements may include words such as "anticipates," "believes," "continues," "estimates," "expects," "feels," "forecasts," "hopes," "intends," "plans," "projects," "likely," "seeks," "short-term," "non-recurring," "one-time," "outlook," "target," "unusual," or words of similar meaning, or future or conditional verbs, such as "will," "should," "could," or "may." A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak to our views only as of the date of this report. These forward-looking statements are all based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties, many of which are unforeseeable and beyond our control, such as the continuing and developing impact of, and uncertainty caused by, the COVID-19 pandemic. Additional risks and uncertainties that we do not presently know about or that we currently consider to be immaterial may also affect our business operations and financial performance.

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the year ended April 25, 2020, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained our Annual Report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.
Introduction
Our Business
We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. As of July 25, 2020, we had five major manufacturing locations and six regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. We closed our manufacturing facility located in Redlands, California as of the end of the second quarter of fiscal 2020. On June 4, 2020, we announced the closure of our Newton, Mississippi upholstery manufacturing facility. Production from both of these facilities has shifted to available capacity at the Company’s Dayton, Tennessee, Neosho, Missouri, and Siloam Springs, Arkansas plants. We operate a wholesale sales office that is responsible for distribution of our product in the United Kingdom and Ireland. We operate a global trading company in Hong Kong which helps us manage our Asian supply chain by establishing and maintaining relationships with our Asian suppliers, as well as identifying efficiencies and savings opportunities. We also participate in two consolidated joint ventures in Thailand that support our international businesses: one that operates a manufacturing facility and another that operates a wholesale sales office. We also have contracts with several suppliers in Asia to produce products that support our pure import model for casegoods.

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through retail stores that we own and operate, and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 355 La-Z-Boy Furniture Galleries® stores and 558 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 155 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 558 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 611 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.5 million square feet worldwide. Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.
Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business.
We plan to drive growth in the following ways:

•
Our branded distribution channels, which include the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. We expect this initiative to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs.

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

•
Our unique multi-channel distribution network. In addition to our branded distribution channels, nearly 2,100 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Slumberland, Nebraska Furniture Mart, Mathis Brothers and Raymour & Flanagan. Our other brands in the Wholesale segment, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

•
Our on-trend products including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features celebrity brand ambassador, Kristen Bell, and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. Millennial actress and social media influencer, Kristen, injects youthful style and sensibility into our marketing campaign which enhances the appeal of our brand with a younger customer base. Further, we are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•
Our innovative products, including stain-resistant iClean™ and eco-friendly Conserve ™ fabrics and our power products, some of which include a wireless hand held remote, dual mechanisms and articulating headrests. Our innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in January 2019 at our Dayton, Tennessee campus.

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

Our reportable operating segments include the Wholesale segment and the Retail segment. Effective in the first quarter of fiscal 2021, in order to better align with the manner in which we view and manage the business, coupled with economic and customer channel similarities, we revised our reportable operating segments by aggregating the former Upholstery segment with the former Casegoods segment to form the newly combined Wholesale segment. The change in our reportable operating segments reflects how the Company evaluates financial information used to make operating decisions. There were no changes to our Retail operating segment or Corporate & Other as part of this revision.

•
Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary®, and Kincaid®. The Wholesale segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•
Retail Segment. Our Retail segment consists of one operating segment comprising our 155 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

•
Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong, and Joybird, an e-commerce retailer. Joybird manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to end consumers primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments at this time.

Impact of COVID-19

In the fourth quarter of fiscal 2020, in response to the COVID-19 pandemic, we took actions to conserve cash in the near term, including the furlough of approximately 70% of our workforce while our manufacturing and retail operations were temporarily closed, temporary 50% salary reductions for our executive team and 25% salary reductions for the rest of our salaried workforce, along with the temporary suspension of our 401(k) match and our share repurchase program.

Effective as of June 4, 2020, in the first quarter of fiscal 2021, we announced our business realignment plan, which included the reduction of our global workforce by about 10% across our manufacturing, retail and corporate locations, including the closure of our Newton, Mississippi upholstery manufacturing facility. As of the end of the first quarter of fiscal 2021, our manufacturing facilities and stores had all re-opened and the majority of our furloughed employees had returned to work. The temporary salary reductions ended and full base salaries were reinstated as of June 1, 2020, for all employees other than the named executive officers of the Company. The Newton, Mississippi upholstery manufacturing facility has permanently closed and production has been shifted to available capacity at our Dayton, Tennessee, Neosho, Missouri, and Siloam Springs,
Arkansas plants.

Effective as of August 1, 2020, in the second quarter of fiscal 2021 and subsequent to this financial report, the temporary 50% salary reductions for the named executive officers ended and full base salaries were reinstated, as was the Company's 401(k) match and cash compensation for the board of directors.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, deferment of employer social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its results of operations, financial condition and/or financial statement disclosures.

We continue to actively manage the impact of the COVID-19 crisis and we are unable to predict the impact COVID-19 will have on our financial operations in the near and long term. The timing of any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, economic conditions, and consumer demand for our products. Additionally, as we have re-opened stores and re-started manufacturing facilities, we continue to follow enhanced health and safety protocols across all locations to ensure our employees and our customers are well-protected
Results of Operations

Fiscal 2021 First Quarter Compared with Fiscal 2020 First Quarter

La-Z-Boy Incorporated

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	07/25/20	07/27/19	% Change
Sales	$285,458	$413,633	(31.0)%
Operating income	4,325	23,422	(81.5)%
Operating margin	1.5%	5.7%

Sales

Consolidated sales decreased $128.2 million in the first quarter of fiscal 2021, compared with the same period a year ago. The sales decrease was primarily due to the impact of COVID-19 which caused temporary store closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021, temporary closures of our manufacturing facilities, and a negative impact on our ability to deliver product to customers. This period of closure, given our production cycle from written order to delivery, has resulted in lower reported sales in the first quarter of fiscal 2021. As our retail and manufacturing locations have reopened, we have experienced a strong pace of written order trends and our manufacturing production is continuing to ramp up production to meet the demand.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 420 basis points in the first quarter compared with the same period a year ago.

●
Gross margin, which is calculated as gross profit as a percentage of sales, increased 20 basis points in the first quarter of fiscal 2021, compared with the same period a year ago primarily due to targeted cost reduction actions relative to lower sales volume and gross margin improvements in our Joybird business.

●
Selling, general and administrative ("SG&A") expenses as a percentage of sales increased 440 basis points in the first quarter of fiscal 2021, compared with the same period a year ago primarily due to lower sales volume relative to fixed costs as well as an increase in expenses resulting from our business realignment plan, which included a reduction in workforce and the shut down of our Newton manufacturing location. These increases in SG&A expenses as a percentage of sales were partially offset by cost reductions in response to the lower sales volume driven by the COVID-19 closures.

We discuss each segment’s results in the following section.

Wholesale Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/25/20	7/27/19	% Change
Sales	$223,573	$320,551	(30.3)%
Operating income	17,940	28,864	(37.8)%
Operating margin	8.0%	9.0%
Sales
The Wholesale segment’s sales decreased $97.0 million in the first quarter of fiscal 2021, compared with the same period a year ago. In the first quarter of fiscal 2021, lower unit volume decreased sales 28.4% due to the impact of COVID-19, which caused temporary store closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening into the first two months of fiscal 2021 and closures of our manufacturing facilities. This period of closure, given our production cycle from written order to delivery, has resulted in lower reported sales in the first quarter of fiscal 2021. As our wholesale operations have reopened in the first quarter, we have experienced a strong pace of written order trends and our manufacturing facilities are continuing to ramp up production to meet the demand. For the first quarter of fiscal 2021, we also experienced an unfavorable change in our product mix resulting from planned sales promotions.

Operating Margin

Operating margin decreased 100 basis points in the first quarter of fiscal 2021, compared with the same period a year ago.

●	Gross margin decreased 90 basis points in the first quarter of fiscal 2021, compared with the same period a year ago.

•	The decrease in sales volume resulted in a 130 basis point decrease in gross margin, due to lower absorption of overhead costs, partially offset by manufacturing cost reduction actions.

•	The change in product mix resulted in a 100 basis point decrease in gross margin.

•	Higher selling prices, net of discounts, resulted in a 70 basis point increase in gross margin.

•	Lower raw material commodity prices provided a 50 basis point benefit to the segment’s gross margin.

•
Costs associated with our business realignment plan in the first quarter of fiscal 2021, which primarily included severance related expenses associated with the closure of our Newton manufacturing location, were largely offset by similar costs from our supply chain initiative in the first quarter of fiscal 2020 resulting from the closure of our Redlands manufacturing facility.

●
SG&A expense as a percentage of sales was essentially flat, increasing 10 basis points in the first quarter of fiscal 2021, compared with the same period a year ago. The increase in SG&A expenses resulting from the business realignment actions in the first quarter of fiscal 2021, which included the reduction in workforce and the shut down of our Newton manufacturing location, were largely offset by expense reductions in response to lower sales volume.

Retail Segment

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	7/25/20	7/27/19	% Change
Sales	$91,137	$142,996	(36.3)%
Operating income	(6,627)	8,477	(178.2)%
Operating margin	(7.3)%	5.9%

Sales

The Retail segment’s sales decreased $51.9 million in the first quarter of fiscal 2021, compared with the same period a year ago. The decrease in sales in the first quarter of fiscal 2021 compared with the same period a year ago was primarily due to a 36.7%, or $51.7 million, decrease in delivered same-store sales driven by a phased reopening of our retail locations throughout the first half of the first quarter of fiscal 2021 due to COVID-19. With all of our retail locations now open, we are seeing positive sales trends with written same store sales up 11.1% in the first quarter of fiscal 2021 compared with the same quarter last year, due to increased demand for products in the home category and strong execution at the store level. Same-store delivered sales include the sales of all currently active stores which have been open for each comparable period.

Operating Margin

Operating margin decreased 1320 basis points in the first quarter of fiscal 2021, compared with the same period a year ago.

●	Gross margin was relatively flat in the first quarter, compared with the same period a year ago.

●
SG&A expense as a percentage of sales increased 1310 basis points in the first quarter of fiscal 2021, compared with the same periods a year ago, primarily due to lower delivered sales relative to fixed costs (primarily occupancy and selling expenses).

Corporate and Other

	Quarter Ended
(Unaudited, amounts in thousands, except percentages)	07/25/20	07/27/19	% Change
Sales	$16,741	$20,552	(18.5)%
Intercompany eliminations	(45,993)	(70,466)	34.7%
Operating loss	(6,988)	(13,919)	49.8%
Sales
Sales decreased $3.8 million in the first quarter of fiscal 2021 compared with the same period a year ago, primarily due to a $3.7 million decrease in Joybird sales to $13.4 million for the quarter. Joybird sales were down 21.7% in the first quarter of fiscal 2021 due to the impact of COVID-19 which resulted in the temporary closure of our manufacturing facilities in the latter part of the fourth quarter of fiscal 2020 and into the first quarter of fiscal 2021. We are seeing positive sales trends, with written sales up 38.2% in the first quarter of 2021 compared with the same quarter last year, due to increased demand for products in the home category and increased online traffic, especially earlier in the quarter when many brick-and-mortar retail stores were closed due to COVID-19.
Intercompany eliminations decreased in the first quarter of fiscal 2021 compared with the same period a year ago due to lower sales from our Wholesale segment to our Retail segment, resulting from decreased sales in the Retail segment due to COVID-19 related closures.
Operating Loss
Our Corporate and Other operating loss decreased $6.9 million in the first quarter of fiscal 2021, compared with the same period a year ago. Despite lower Joybird sales in the first quarter of fiscal 2021 compared with the same period last year, operating losses improved as the Company is continuing to align costs with sales volume and make improvements across the business model with the objective to balance investments in growth with bottom-line performance. Further, as a result of our COVID-19 action plan, corporate spending was down in the first quarter fiscal 2021 when compared with the same period last year.

Non-Operating Income (Expense)
Other Income (Expense), Net
Other income (expense), net was $1.5 million of income in the first quarter of fiscal 2021 compared with $0.8 million of expense in the first quarter of fiscal 2020. The income in the first quarter of fiscal year 2021 was primarily due to unrealized gains on investments and gains on company owned life insurance. The expense in fiscal 2020 was primarily due to foreign exchange losses, partially offset by unrealized gains on investments.
Income Taxes
Our effective tax rate was 19.8% for the first quarter of fiscal 2021, compared with 22.0% in the first quarter of fiscal 2020. Absent discrete adjustments, primarily related to tax deductions from stock-based compensation, our effective tax rate in the first quarter of fiscal 2021 would have been 26.1%. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.
Liquidity and Capital Resources
Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $336.7 million at July 25, 2020, compared with $263.5 million at April 25, 2020. In addition, we had investments to enhance our returns on cash of $16.5 million at July 25, 2020, compared with $28.6 million at April 25, 2020.
We maintain a revolving credit facility secured primarily by our accounts receivable, inventory, cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. In response to economic conditions resulting from COVID-19, to strengthen our financial position and maintain liquidity, we proactively borrowed $75.0 million from our revolving credit facility in the fourth quarter of 2020. Subsequently, in the first quarter of fiscal 2021, following consideration of business performance, liquidity and trends during the first quarter of fiscal year 2021, $25.0 million was repaid which reduced the outstanding borrowing on our revolving credit facility to $50.0 million as of July 25, 2020. At July 25, 2020, we were not subject to the fixed-charge coverage ratio requirement and had excess availability of $28.3 million of the $150.0 million credit commitment. Excess availability was lower than the total remaining credit commitment primarily due to a decrease in eligible assets as of July 25, 2020, resulting primarily from lower eligible accounts receivable due to a decrease in delivered sales in the quarter as a result of the impact of COVID-19, as well as higher reserves required due to the increase in customer deposits during the quarter.

Capital expenditures for the first quarter of fiscal 2021 were $9.8 million compared with $12.3 million during the first quarter of fiscal 2020. Capital expenditures in the first quarter of fiscal 2021 included spending on manufacturing machinery and equipment, upgrades to our upholstered furniture manufacturing plant in Dayton, Tennessee, and improvements to select retail stores. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $40 to $45 million for fiscal 2021, largely dependent on liquidity and scaled in response to the recovery of the business environment, economic conditions, and consumer demand for our products. Our fiscal 2021 capital spending will reflect essential maintenance spending, other projects as business conditions permit, and projects that have already begun, which will include plant upgrades to our upholstery manufacturing and distribution facilities in Dayton, Tennessee and Neosho, Missouri, technology upgrades and improvements to several of our retail stores.

In response to the COVID-19 pandemic, in the fourth quarter of fiscal 2020, we took action to conserve cash in the near term. Actions taken at that time included, the furlough of approximately 70% of our workforce while our manufacturing and retail operations were temporarily closed, temporary 50% salary reductions for our executive team and 25% salary reductions for the rest of our salaried workforce, along with the temporary suspension of our 401(k) match and our share repurchase program. Further, effective as of June 4, 2020, the Company reduced its global workforce by about 10% across its manufacturing, retail and corporate locations, including the permanent closure of its Newton, Mississippi upholstery manufacturing facility.

As of the end of the first quarter of fiscal 2021, our manufacturing facilities and stores had all re-opened and the majority of our furloughed employees had returned to work. Full base salaries were reinstated as of June 1, 2020, for all employees other than the named executive officers of the Company. As of August 1, 2020, full base salaries were reinstated for our named executive officers, as were the Company's 401(k) match and cash compensation for the board of directors.

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. As announced on March 29, 2020, the June 2020 dividend was eliminated to preserve near-term financial flexibility in response to the impact of COVID-19. In accordance with our long-term capital allocation strategy, we will seek to return value to our shareholders through dividends and share repurchases when appropriate to do so. On August 18, 2020, the board of directors elected to reinstate a regular quarterly dividend to shareholders of $0.07 per share, 50% of the dividend amount paid quarterly prior to the Company's suspension of dividends. The dividend will be paid on September 15, 2020, to shareholders of record as of September 3, 2020.

Our board of directors has authorized the repurchase of company stock. As of July 25, 2020, 4.5 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. As announced on March 29, 2020, share repurchases under the board of directors’ prior authorization were temporarily halted to prioritize near-term financial flexibility in response to the impact of COVID-19, as such, there were no share repurchases in the first quarter of fiscal 2021. Reinstatement of a share repurchase program under the board’s prior authorization is at the discretion of management and will depend on our earnings, capital requirements, financial condition and other factors that we consider to be relevant, such as the timing and extent of the economic recovery and the consumer demand for our products.

The following table illustrates the main components of our cash flows:

	Quarter Ended
(Unaudited, amounts in thousands)	7/25/20	7/27/19
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$106,300	$19,340
Net cash provided by (used for) investing activities	811	(18,301)
Net cash used for financing activities	(35,269)	(19,889)
Exchange rate changes	1,310	655
Change in cash, cash equivalents and restricted cash	$73,152	$(18,195)
Operating Activities
During the first quarter of fiscal 2021, net cash provided by operating activities was $106.3 million. Our cash provided by operating activities was primarily attributable to a $61.1 million increase in customer deposits driven by the increase in written Retail and Joybird sales in the period. Additionally, changes to working capital resulted in an increase in cash provided by operating activities, as receivables and inventory both decreased and payables increased $8.9 million in the quarter.
Investing Activities
During the first quarter of fiscal 2021, net cash provided by investing activities was $0.8 million, primarily due to $14.7 million in proceeds from the sale of investments, as we shifted a portion of our investments to cash, partially offset by $3.6 million used for the purchase of investments. Cash used for capital expenditures in the period was $9.8 million, which primarily related to spending on manufacturing machinery and equipment, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility and improvements to select retail stores.
Financing Activities
During the first quarter of fiscal 2021, net cash used for financing activities was $35.3 million, primarily due to $25.0 million in payments on our revolving credit facility and $8.5 million in dividends paid to our joint venture minority partners, resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.
Exchange Rate Changes
Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $1.3 million from the end of fiscal year 2020 to the end of the first quarter of fiscal 2021. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other
During the first quarter of fiscal 2021, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020.
We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.
Critical Accounting Policies
We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020. There were no material changes to our critical accounting policies during the quarter ended July 25, 2020.
Recent Accounting Pronouncements
See Note 1, Basis of Presentation, to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of fiscal 2021, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 25, 2020.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020. There have been no material changes to our risk factors during the first quarter of fiscal 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our board of directors has authorized the purchase of company stock. As of July 25, 2020, 4.5 million shares remained available for purchase pursuant to this authorization. As announced on March 29, 2020, share repurchases under the board of directors’ prior authorization were temporarily halted to prioritize near-term financial flexibility in response to the impact of COVID-19, as such, there were no share repurchases under the authorized plan in the first quarter of fiscal 2021. Amounts in the table below include shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance-based shares.
The following table summarizes our purchases of company stock during the quarter ended July 25, 2020:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal May (April 26 – May 30, 2020)	1	$21.74	—	4,524
Fiscal June (May 31 – June 27, 2020)	62	$27.59	—	4,524
Fiscal July (June 28 – July 25, 2020)	1	$27.35	—	4,524
Fiscal First Quarter of 2021	64	$27.55	—	4,524

(1)
There were no shares purchased during the quarter as part of our publicly announced, board-authorized plan described above. Amount includes 63.506 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance-based shares.

(2)
On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number		Description
(10.1)	*	La-Z-Boy Incorporated 2017 Omnibus Incentive Plan Revised Sample Award Agreement effective June 22, 2020
(31.1)		Certifications of Chief Executive Officer pursuant to Rule 13a14(a)
(31.2)		Certifications of Chief Financial Officer pursuant to Rule 13a14(a)
(32)		Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)		Inline XBRL Instance Document
(101.SCH)		Inline XBRL Taxonomy Extension Schema Document
(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)		The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 25, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: August 18, 2020

BY:/s/Lindsay A. Barnes
Lindsay A. Barnes Vice President, Corporate Controller, Chief Accounting Officer and Treasurer