Form 10-Q
period 2020-10-24
LA-Z-BOY INC
filed 2020-11-17
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2020
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2020
Common Stock, $1.00 Par Value	46,144,183

LA-Z-BOY INCORPORATED
FORM 10-Q SECOND QUARTER OF FISCAL 2021

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/24/20	10/26/19	10/24/20	10/26/19
Sales	$459,120	$447,212	$744,578	$860,845
Cost of sales	258,565	264,823	427,660	510,744
Gross profit	200,555	182,389	316,918	350,101
Selling, general and administrative expense	152,616	152,788	264,654	297,078
Operating income	47,939	29,601	52,264	53,023
Interest expense	(346)	(308)	(805)	(626)
Interest income	123	522	617	1,249
Other income (expense), net	(11)	1,368	1,463	608
Income before income taxes	47,705	31,183	53,539	54,254
Income tax expense	12,401	8,279	13,556	13,362
Net income	35,304	22,904	39,983	40,892
Net income attributable to noncontrolling interests	(369)	(311)	(250)	(230)
Net income attributable to La-Z-Boy Incorporated	$34,935	$22,593	$39,733	$40,662

Basic weighted average common shares	46,023	46,551	45,966	46,686
Basic net income attributable to La-Z-Boy Incorporated per share	$0.76	$0.48	$0.86	$0.87

Diluted weighted average common shares	46,323	46,879	46,167	47,010
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.75	$0.48	$0.86	$0.86
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/20	10/26/19	10/24/20	10/26/19
Net income	$35,304	$22,904	$39,983	$40,892
Other comprehensive income (loss)
Currency translation adjustment	1,354	1,526	3,465	2,140
Change in fair value of cash flow hedges, net of tax	—	6	—	10
Net unrealized gain (loss) on marketable securities, net of tax	(65)	46	(23)	154
Net pension amortization, net of tax	65	41	130	82
Total other comprehensive income	1,354	1,619	3,572	2,386
Total comprehensive income before allocation to noncontrolling interests	36,658	24,523	43,555	43,278
Comprehensive income attributable to noncontrolling interests	(448)	(671)	(827)	(1,076)
Comprehensive income attributable to La-Z-Boy Incorporated	$36,210	$23,852	$42,728	$42,202
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	10/24/20	4/25/20
Current assets
Cash and equivalents	$350,949	$261,553
Restricted cash	2,478	1,975
Receivables, net of allowance of $5,890 at 10/24/20 and $7,541 at 4/25/20	128,324	99,351
Inventories, net	188,652	181,643
Other current assets	125,999	81,804
Total current assets	796,402	626,326
Property, plant and equipment, net	211,688	214,767
Goodwill	174,834	161,017
Other intangible assets, net	30,647	28,653
Deferred income taxes – long-term	18,990	20,839
Right of use lease assets	341,765	318,647
Other long-term assets, net	76,017	64,640
Total assets	$1,650,343	$1,434,889

Current liabilities
Accounts payable	$89,260	$55,511
Short-term borrowings	—	75,000
Lease liabilities, current	65,758	64,376
Accrued expenses and other current liabilities	335,294	155,282
Total current liabilities	490,312	350,169
Lease liabilities, long-term	294,601	270,162
Other long-term liabilities	110,781	98,252
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 46,113 outstanding at 10/24/20 and 45,857 outstanding at 4/25/20	46,113	45,857
Capital in excess of par value	326,182	318,215
Retained earnings	378,438	343,633
Accumulated other comprehensive loss	(3,957)	(6,952)
Total La-Z-Boy Incorporated shareholders' equity	746,776	700,753
Noncontrolling interests	7,873	15,553
Total equity	754,649	716,306
Total liabilities and equity	$1,650,343	$1,434,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
(Unaudited, amounts in thousands)	10/24/20	10/26/19
Cash flows from operating activities
Net income	$39,983	$40,892
Adjustments to reconcile net income to cash provided by (used for) operating activities
(Gain)/loss on disposal of assets	140	(283)
Gain on sale of investments	(284)	(99)
Change in deferred taxes	1,849	273
Provision for doubtful accounts	(1,568)	350
Depreciation and amortization	16,351	14,936
Equity-based compensation expense	6,167	4,707
Change in receivables	(28,949)	(12,722)
Change in inventories	(3,511)	(7,645)
Change in right-of-use lease assets	35,137	32,323
Change in other assets	(1,926)	(4,088)
Change in payables	33,236	3,854
Change in lease liabilities	(32,422)	(32,665)
Change in other liabilities	131,507	13,869
Net cash provided by operating activities	195,710	53,702

Cash flows from investing activities
Proceeds from disposals of assets	21	88
Proceeds from insurance	—	1,018
Capital expenditures	(15,442)	(22,949)
Purchases of investments	(17,649)	(17,798)
Proceeds from sales of investments	19,470	13,171
Acquisitions	(7,783)	(5,875)
Net cash used for investing activities	(21,383)	(32,345)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(75,013)	(95)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	364	571
Purchases of common stock	—	(23,167)
Dividends paid to shareholders	(3,216)	(12,151)
Dividends paid to minority interest joint venture partners (1)	(8,507)	—
Net cash used for financing activities	(86,372)	(34,842)

Effect of exchange rate changes on cash and equivalents	1,944	1,239
Change in cash, cash equivalents and restricted cash	89,899	(12,246)
Cash, cash equivalents and restricted cash at beginning of period	263,528	131,787
Cash, cash equivalents and restricted cash at end of period	$353,427	$119,541

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$3,769	$5,805
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 25, 2020	$45,857	$318,215	$343,633	$(6,952)	$15,553	$716,306
Net income (loss)	—	—	4,798	—	(119)	4,679
Other comprehensive income	—	—	—	1,720	498	2,218
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	132	(195)	(1,686)	—	—	(1,749)
Stock option and restricted stock expense	—	2,047	—	—	—	2,047
Dividends declared and paid (1)	—	—	5	—	(8,507)	(8,502)
At July 25, 2020	$45,989	$320,067	$346,750	$(5,232)	$7,425	$714,999
Net income	—	—	34,935	—	369	35,304
Other comprehensive income	—	—	—	1,275	79	1,354
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	124	1,995	(6)	—	—	2,113
Stock option and restricted stock expense	—	4,120	—	—	—	4,120
Dividends declared and paid ($0.07/share)	—	—	(3,221)	—	—	(3,221)
Dividends declared not paid ($0.07/share)	—	—	(20)	—	—	(20)
At October 24, 2020	$46,113	$326,182	$378,438	$(3,957)	$7,873	$754,649

(1)No dividends to shareholders were declared or paid during the first quarter of fiscal 2021; amount includes dividends forfeited from restricted stock awards previously granted. Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

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

(1)Cumulative effect adjustment of deferred gains on prior sale/leaseback transactions as a result of adopting ASU 2016-02.
(2)Income tax effects of the Tax Cuts and Jobs Act are reclassified from Accumulated Other Comprehensive Income ("AOCI") to retained earnings due to the adoption of ASU 2018-02.

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

At October 24, 2020, we owned preferred shares and warrants to purchase common shares of two privately held companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

COVID-19

As part of our continued response to the impact of COVID-19, on June 4, 2020, we announced our business realignment plan, which included the reduction of the Company's global workforce by approximately 10% across our manufacturing, retail and corporate locations, including the closure of our Newton, Mississippi upholstery manufacturing facility. In the first six months of fiscal 2021, we incurred expenses of $3.9 million associated with our business realignment plan, primarily due to severance costs and an impairment of the carrying value of the Newton manufacturing facility. In the first six months of fiscal 2021, as consumers continued to allocate more discretionary spending to home furnishings, the demand for our products has outpaced our production capacity. In response, we have added manufacturing cells at our Mexico Cut-and-Sew Center, temporarily re-activated a portion of our Newton, Mississippi upholstery manufacturing facility, and will open a leased upholstery plant, in San Luis Rio Colorado, Mexico early in the third quarter of fiscal 2021.

During the fourth quarter of fiscal 2020, in response to economic conditions resulting from COVID-19, to strengthen our financial position and maintain liquidity, we proactively borrowed $75.0 million from our revolving credit facility. Given the positive trends in cash flows during the first six months of fiscal 2021, we repaid all of the $75.0 million borrowed under our line of credit in the first and second quarters of fiscal 2021. We continue to actively manage the impact of the COVID-19 crisis and there is uncertainty regarding the impact COVID-19 will have on our financial operations in the near and long term.

Accounting pronouncements adopted in fiscal 2021

The following table summarizes Accounting Standards Updates ("ASUs") which were adopted in fiscal 2021, but did not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description
ASU 2016-13	Financial Instruments – Credit losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2020-04	Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting

Accounting pronouncements not yet adopted

The following table summarizes accounting pronouncements which we have not yet adopted, but we believe will not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2018-14	Compensation – Retirement benefits – Defined Benefit Plans – General (Subtopic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans	Fiscal 2022
ASU 2019-12	Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	Fiscal 2022
ASU 2020-01	Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	Fiscal 2022

Note 2: Acquisitions

On September 14, 2020, we completed our asset acquisition of the Seattle, Washington business that operated six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse for $13.5 million, subject to customary adjustments. In the second quarter of fiscal 2021, a $2.0 million cash payment was made for the purchase with future guaranteed payments of $9.4 million to be paid over the next 36 months. This acquisition is a core part of our strategy to grow our company-owned retail business and leverage our integrated retail model where we earn a combined profit on both the wholesale and retail sales.

Prior to this acquisition, we licensed to the counterparty the exclusive right to own and operate La-Z-Boy Furniture Galleries® stores (and to use the associated trademarks and trade name) in the Seattle, Washington market, and we reacquired these rights when we consummated the transaction. The reacquired rights are indefinite-lived because our Retailer Agreements are perpetual agreements that have no specific expiration date and no renewal options. The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were at market. We recorded an indefinite-lived intangible asset of $2.2 million related to these reacquired rights. We also recognized $12.9 million of goodwill in our Retail segment related primarily to synergies we expect from the integration of the acquired stores and future benefits of these synergies. For federal income tax purposes, we will amortize and appropriately deduct all of the indefinite-lived intangible assets and goodwill assets over 15 years.

The acquisition of the Seattle, Washington business was not significant to our consolidated financial statements, and, therefore, pro-forma financial information is not presented. All of our provisional purchase accounting estimates for this acquisition are based on the information and data available to us as of the time of the issuance of these financial statements, and in accordance with Accounting Standard Codification Topic 805-10-25-15, are subject to change within the first 12 months of acquisition as we have access to additional data.

Note 3: Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	10/24/20	10/26/19
Cash and cash equivalents	$350,949	$117,569
Restricted cash	2,478	1,972
Total cash, cash equivalents and restricted cash	$353,427	$119,541

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	10/24/20	4/25/20
Raw materials	$91,742	$92,174
Work in process	17,759	14,064
Finished goods	100,596	96,850
FIFO inventories	210,097	203,088
Excess of FIFO over LIFO	(21,445)	(21,445)
Total inventories	$188,652	$181,643

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following is a roll-forward of goodwill for the six months ended October 24, 2020:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 25, 2020	$11,630	$93,941	$55,446	$161,017
Acquisitions	—	12,931	—	12,931
Translation adjustment	636	250	—	886
Balance at October 24, 2020	$12,266	$107,122	$55,446	$174,834

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following is a roll-forward of our other intangible assets for the six months ended October 24, 2020:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 25, 2020	$1,155	$5,003	$19,996	$2,499	$28,653
Acquisitions	—	—	2,182	—	2,182
Amortization	—	(399)	—	(110)	(509)
Translation adjustment	—	—	187	134	321
Balance at October 24, 2020	$1,155	$4,604	$22,365	$2,523	$30,647

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
The following summarizes our investments:

(Unaudited, amounts in thousands)	10/24/20	4/25/20
Short-term investments:
Marketable securities	$15,905	$18,634
Held-to-maturity investments	2,531	3,337
Total short-term investments	18,436	21,971
Long-term investments:
Marketable securities	24,373	19,572
Cost basis investments	7,579	6,479
Total long-term investments	31,952	26,051
Total investments	$50,388	$48,022

Investments to enhance returns on cash	$27,224	$28,622
Investments to fund compensation/retirement plans	15,585	12,921
Other investments	7,579	6,479
Total investments	$50,388	$48,022
The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	10/24/20			4/25/20
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$1,873	$—	$16,224	$1,011	$(6,390)	$12,692
Fixed income	206	(25)	29,735	268	(56)	30,213
Other	452	—	4,429	372	—	5,117
Total securities	$2,531	$(25)	$50,388	$1,651	$(6,446)	$48,022
The following table summarizes sales of marketable securities:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/20	10/26/19	10/24/20	10/26/19
Proceeds from sales	$3,292	$8,310	$17,017	$12,370
Gross realized gains	184	181	310	187
Gross realized losses	(8)	(86)	(26)	(88)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	10/24/20
Within one year	$14,425
Within two to five years	12,340
Within six to ten years	1,149
Thereafter	1,821
Total	$29,735

Note 7: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	10/24/20	4/25/20
Payroll and other compensation	$45,135	$34,980
Accrued product warranty, current portion	14,174	14,264
Customer deposits	140,707	40,721
Deferred revenue	67,882	17,086
Other current liabilities	67,396	48,231
Accrued expenses and other current liabilities	$335,294	$155,282

The increase in customer deposits and deferred revenue was primarily driven by higher Retail segment and Joybird written sales in the first six months of fiscal 2021. Higher written sales also led to an increase in contract assets, which are included in other current assets on the consolidated balance sheet, consistent with the increase in deferred revenue. Refer to Note 11, Revenue Recognition, for additional details regarding our contract assets and contract liabilities.

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

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/20	10/26/19	10/24/20	10/26/19
Balance as of the beginning of the period	$23,123	$22,836	$23,255	$22,736
Accruals during the period	5,306	5,768	9,134	11,425
Settlements during the period	(5,491)	(5,523)	(9,451)	(11,080)
Balance as of the end of the period (1)	$22,938	$23,081	$22,938	$23,081

(1)$14.2 million and $14.3 million recorded in accrued expenses and other current liabilities as of October 24, 2020 and April 25, 2020, respectively, while the remainder is in included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/20	10/26/19	10/24/20	10/26/19
Equity-based awards expense	$4,120	$3,032	$6,167	$4,707
Liability-based awards expense	754	400	1,338	340
Total stock-based compensation expense	$4,874	$3,432	$7,505	$5,047

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

We estimate the fair value of the employee stock options at the date of grant using the Black-Scholes option-pricing model, which requires management to make certain assumptions. The fair value of stock options granted during the first quarter of fiscal 2021 was calculated using the following assumptions:

(Unaudited)	Fiscal 2021 grant	Assumption
Risk-free interest rate	0.34%	U.S. Treasury issues with term equal to expected life at grant date
Dividend rate	0%	Estimated future dividend rate and common share price at grant date
Expected life	5 years	Contractual term of stock option and expected employee exercise trends
Stock price volatility	41.79%	Historical volatility of our common shares
Fair value per share	$10.06

Restricted Stock. We granted 120,385 shares of restricted stock to employees during the first six months of fiscal 2021. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than as a result of death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock awarded in the first six months of fiscal 2021 was $27.55 per share, the market value of our common shares on the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the grant date of the award. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.

Restricted Stock Units. During the second quarter of fiscal 2021, we granted 26,192 restricted stock units to our non-employee directors. These restricted stock units vest when the director leaves the board. We account for these restricted stock units as equity-based awards because when they vest, they will be settled in shares of our common stock. We measure and recognize compensation expense for these awards based on the market price of our common shares on the date of the grant, which was $32.08.

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

We account for performance-based shares as equity-based awards because when they vest, they will be settled in common shares. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. For shares that vest based on our results relative to the performance goals, we expense as compensation cost the fair value of the shares as of the day we granted the awards recognized over the performance period, taking into account the probability that we will satisfy the performance goals. The fair value of each share of the awards we granted in fiscal 2021 that vest based on attaining performance goals was $30.75, the market value of our common shares on the date we granted the awards less the dividends we expect to pay before the shares vest. For shares that vest based on market conditions, we use a Monte Carlo valuation model to estimate each share’s fair value as of the date of grant. The Monte Carlo valuation model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected performance ranking relative to our peer group. For shares that vest based on market conditions, we expense compensation cost over the vesting period regardless of whether the market condition is ultimately satisfied. Based on the Monte Carlo model, the fair value as of the grant date of the fiscal 2021 grant of shares that vest based on market conditions was $38.14.

Note 10: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended October 24, 2020, and October 26, 2019, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at July 25, 2020	$(278)	$—	$491	$(5,445)	$(5,232)
Changes before reclassifications	1,275	—	(61)	—	1,214
Amounts reclassified to net income	—	—	(25)	86	61
Tax effect	—	—	21	(21)	—
Other comprehensive income attributable to La-Z-Boy Incorporated	1,275	—	(65)	65	1,275
Balance at October 24, 2020	$997	$—	$426	$(5,380)	$(3,957)

Balance at July 27, 2019	$178	$(6)	$372	$(4,272)	$(3,728)
Changes before reclassifications	1,167	—	69	—	1,236
Amounts reclassified to net income	—	9	(8)	54	55
Tax effect	—	(3)	(15)	(13)	(31)
Other comprehensive income attributable to La-Z-Boy Incorporated	1,167	6	46	41	1,260
Balance at October 26, 2019	$1,345	$—	$418	$(4,231)	$(2,468)

The activity in accumulated other comprehensive income (loss) for the six months ended October 24, 2020, and October 26, 2019, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 25, 2020	$(1,891)	$—	$449	$(5,510)	$(6,952)
Changes before reclassifications	2,888	—	16	—	2,904
Amounts reclassified to net income	—	—	(47)	173	126
Tax effect	—	—	8	(43)	(35)
Other comprehensive income attributable to La-Z-Boy Incorporated	2,888	—	(23)	130	2,995
Balance at October 24, 2020	$997	$—	$426	$(5,380)	$(3,957)

Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	1,295	—	212	—	1,507
Reclassification of certain income tax effects (1)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	14	(8)	109	115
Tax effect	—	(4)	(50)	(27)	(81)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,295	(87)	412	(626)	994
Balance at October 26, 2019	$1,345	$—	$418	$(4,231)	$(2,468)
(1)Income tax effects of the Tax Cuts and Jobs Act are reclassified from AOCI to retained earnings due to adoption of ASU 2018-02.

We reclassified the unrealized gain/(loss) on marketable securities from accumulated other comprehensive loss to net income through other income (expense), net, reclassified the change in fair value of cash flow hedges to net income through cost of sales, and reclassified the net pension amortization to net income through other income (expense), net.

The components of non-controlling interest were as follows:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/20	10/26/19	10/24/20	10/26/19
Balance as of the beginning of the period	$7,425	$14,873	$15,553	$14,468
Net income	369	311	250	230
Other comprehensive income	79	359	577	845
Dividends distributed to joint venture minority partners	—	—	(8,507)	—
Balance as of the end of the period	$7,873	$15,543	$7,873	$15,543

Note 11: Revenue Recognition

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

For sales tax, we have elected to apply the accounting policy election permitted in ASC 606-10-32-2A, which allows an entity to exclude from the measurement of the transaction price all taxes imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer, including sales, use, excise, value-added, and franchise taxes (collectively referred to as sales taxes). This allows us to present revenue net of these certain types of taxes.

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended October 24, 2020				Quarter Ended October 26, 2019
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$200,448	$99,462	$162	$300,072	$197,219	$84,455	$71	$281,745
Stationary Upholstery Furniture	92,679	30,980	36,424	160,083	102,359	33,805	27,360	163,524
Bedroom Furniture	8,437	1,323	2,296	12,056	8,746	1,549	1,776	12,071
Dining Room Furniture	6,874	2,799	844	10,517	6,270	2,397	446	9,113
Occasional Furniture	12,541	5,351	806	18,698	11,934	5,455	497	17,886
Other (1)	22,037	22,360	(6,815)	37,582	23,717	20,743	(5,839)	38,621
Total	$343,016	$162,275	$33,717	$539,008	$350,245	$148,404	$24,311	$522,960

Eliminations				(79,888)				(75,748)
Consolidated Net Sales				$459,120				$447,212

	Six Months Ended October 24, 2020				Six Months Ended October 26, 2019
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$332,712	$152,909	$223	$485,844	$376,741	$169,639	$160	$546,540
Stationary Upholstery Furniture	150,993	48,635	52,497	252,125	194,012	62,958	50,223	307,193
Bedroom Furniture	15,549	2,418	3,527	21,494	16,939	2,996	2,958	22,893
Dining Room Furniture	11,421	4,617	1,501	17,539	11,675	4,996	840	17,511
Occasional Furniture	20,651	8,761	1,535	30,947	23,069	10,580	858	34,507
Other (1)	35,263	36,072	(8,825)	62,510	48,360	40,231	(10,176)	78,415
Total	$566,589	$253,412	$50,458	$870,459	$670,796	$291,400	$44,863	$1,007,059

Eliminations				(125,881)				(146,214)
Consolidated Net Sales				$744,578				$860,845

(1)Primarily includes revenue for delivery, advertising, royalties, parts, accessories, after-treatment products, tariff surcharges, discounts and allowances, rebates and other sales incentives.

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

At October 24, 2020 and at April 25, 2020, our consolidated balance sheet included $67.9 million and $17.1 million, respectively, of contract assets that represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. These assets are reported as other current assets in our consolidated balance sheet.

We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the “contract liabilities”). At October 24, 2020, we included $140.7 million of customer deposits and $67.9 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2021, we had $40.7 million of customer deposits and $17.1 million of deferred revenues. During the quarter and six months ended October 24, 2020, we recognized revenue of $1.8 million and $51.5 million, respectively, related to our contract liability balance at April 25, 2020.

The increase in our contract assets and contract liabilities at October 24, 2020 was primarily the result of increased written sales during the first six months of fiscal 2021 compared with those in the fourth quarter of fiscal 2020.

Note 12: Segment Information

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 159 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands)	10/24/20	10/26/19	10/24/20	10/26/19
Sales
Wholesale segment:
Sales to external customers	$266,189	$277,221	$445,944	$529,994
Intersegment sales	76,827	73,024	120,645	140,802
Wholesale segment sales	343,016	350,245	566,589	670,796

Retail segment sales	162,275	148,404	253,412	291,400

Corporate and Other:
Sales to external customers	30,656	21,587	45,222	39,451
Intersegment sales	3,061	2,724	5,236	5,412
Corporate and Other sales	33,717	24,311	50,458	44,863

Eliminations	(79,888)	(75,748)	(125,881)	(146,214)
Consolidated sales	$459,120	$447,212	$744,578	$860,845

Operating Income (Loss)
Wholesale segment	$41,683	$34,285	$59,623	$63,149
Retail segment	15,093	8,412	8,466	16,889
Corporate and Other	(8,837)	(13,096)	(15,825)	(27,015)
Consolidated operating income	47,939	29,601	52,264	53,023
Interest expense	(346)	(308)	(805)	(626)
Interest income	123	522	617	1,249
Other income (expense), net	(11)	1,368	1,463	608
Income before income taxes	$47,705	$31,183	$53,539	$54,254

Note 13: Income Taxes

Our effective tax rate was 26.0% and 25.3% for the second quarter and six months ended October 24, 2020, respectively, compared with 26.6% and 24.6% for the second quarter and six months ended October 26, 2019, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
(Unaudited, amounts in thousands, except per share data)	10/24/20	10/26/19	10/24/20	10/26/19
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$34,935	$22,593	$39,733	$40,662
Income allocated to participating securities	(11)	(31)	(22)	(72)
Net income available to common Shareholders	$34,924	$22,562	$39,711	$40,590

Denominator:
Basic weighted average common shares outstanding	46,023	46,551	45,966	46,686
Add:
Contingent common shares	148	149	127	148
Stock option dilution	152	179	74	176
Diluted weighted average common shares outstanding	46,323	46,879	46,167	47,010

Earnings per Share:
Basic	$0.76	$0.48	$0.86	$0.87
Diluted	$0.75	$0.48	$0.86	$0.86

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.6 million shares for the six months ended October 24, 2020, with a weighted average exercise price of $31.94. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. Similarly, we excluded options to purchase 0.3 million shares from the diluted share calculation for the six months ended October 26, 2019.

Note 15: Fair Value Measurements

Accounting standards require that we put financial assets and liabilities into one of three categories based on the inputs we use to value them:

•Level 1 — Financial assets and liabilities, the values of which are based on unadjusted quoted market prices for identical assets and liabilities in an active market that we have the ability to access.
•Level 2 — Financial assets and liabilities, the values of which are based on quoted prices in markets that are not active or on model inputs that are observable for substantially the full term of the asset or liability.
•Level 3 — Financial assets and liabilities, the values of which are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at October 24, 2020 and April 25, 2020. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At October 24, 2020
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$31,358	$—	$8,920	$40,278
Held-to-maturity investments	2,531	—	—	—	2,531
Cost basis investments	—	—	7,579	—	7,579
Total assets	$2,531	$31,358	$7,579	$8,920	$50,388

Liabilities
Contingent consideration liability	$—	$—	$2,500	$—	$2,500

At April 25, 2020
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$31,691	$—	$6,515	$38,206
Held-to-maturity investments	3,337	—	—	—	3,337
Cost basis investment	—	—	6,479	—	6,479
Total assets	$3,337	$31,691	$6,479	$6,515	$48,022

(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At October 24, 2020 and April 25, 2020, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At October 24, 2020, our Level 3 assets included non-marketable preferred shares and warrants to purchase common shares of two privately held start-up companies. The fair value for our Level 3 investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. During the six months ended October 24, 2020, we invested an additional $1.1 million in one of these privately held start-up companies. There were no other changes to the fair value of our Level 3 assets during the six months ended October 24, 2020.

Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition as we expect consideration will be owed under the terms of the earnout agreement in connection with the acquisition based on our most recent financial projections. The fair value of contingent consideration is based on future revenues and earnings of the Joybird business in fiscal 2021 and fiscal 2023 and is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earnout payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 2.2% for the fiscal 2021 milestone and 3.2% for the fiscal 2023 milestone. There were no other changes to the fair value of our Level 3 liabilities during the six months ended October 24, 2020.

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

Our actual future results and trends may differ materially from those we anticipate depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in our Annual Report for the year ended April 25, 2020, under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in our Annual Report or any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or for any other reason.

Introduction

Our Business

We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. As of October 24, 2020, we operated five major manufacturing locations and seven regional distribution centers in the United States and two facilities in Mexico to support our speed-to-market and customization strategy. In the first quarter of fiscal 2021, we announced the closure of our Newton, Mississippi upholstery manufacturing facility. In the first half of fiscal 2021, as consumers continued to allocate more discretionary spending to home furnishings, the demand for our products has outpaced our production capacity. In response, our supply chain team continues to demonstrate agility and flexibility to identify ways to increase production capacity on both an opportunistic and permanent basis. We have increased capacity by adding manufacturing cells at our Mexico Cut-and-Sew Center, adding weekend production shifts to our U.S. plants, and temporarily re-activating a portion of our Newton, Mississippi upholstery manufacturing facility. Further, we will open a leased upholstery assembly plant, in San Luis Rio Colorado, Mexico early in the third quarter of fiscal 2021.

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

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through retail stores that we own and operate, and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 355 La-Z-Boy Furniture Galleries® stores and 561 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 159 of the La-Z-Boy Furniture Galleries® stores, which include those stores acquired in connection with our acquisition of the Seattle, Washington business that operated six independently owned La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 561 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.9 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.7 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 615 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.5 million square feet worldwide. Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.

Our goal is to deliver value to our shareholders over the long term through executing our strategic initiatives. The foundation of our strategic initiatives is driving profitable sales growth in all areas of our business.

We plan to drive growth in the following ways:

•Our branded distribution channels, which include the La-Z-Boy Furniture Galleries® store network and the La-Z-Boy Comfort Studio® locations, our store-within-a-store format. We expect this initiative to generate growth in our Retail segment through an increased company-owned store count and in our Wholesale segment as our proprietary distribution network expands. We are not only focused on growing the number of locations, but also on upgrading existing store locations to our new concept designs.

•Our company-owned retail business. We are growing this business by increasing same-store sales through improved execution at the store level and by acquiring existing La-Z-Boy Furniture Galleries® stores and opening new La-Z-Boy Furniture Galleries® stores, primarily in markets that can be serviced through our regional distribution centers, where we see opportunity for growth, or where we believe we have opportunities for further market penetration.

•Our unique multi-channel distribution network. In addition to our branded distribution channels, nearly 2,100 other dealers sell La-Z-Boy products, providing us the benefit of multi-channel distribution. These outlets include some of the best-known names in the industry, including Slumberland, Nebraska Furniture Mart, Mathis Brothers and Raymour & Flanagan. Our other brands in the Wholesale segment, England, American Drew, Hammary, and Kincaid, enjoy distribution through many of the same outlets. We believe there is significant growth potential for our brands through these retail channels.

•Our on-trend products including stationary upholstered furniture featured in our Live Life Comfortably® marketing campaign. While we are known for our iconic recliners, they account for less than half of our sales in dollars, and we believe we have the potential to expand sales of our other products. To stimulate growth, our Live Life Comfortably® marketing campaign features celebrity brand ambassador, Kristen Bell, and focuses on expanding our digital marketing and e-commerce capabilities to build traffic across our multiple digital and physical properties. As a millennial actress and social media influencer, Kristen injects youthful style and sensibility into our marketing campaign which enhances the appeal of our brand with a younger customer base. Further, we are driving change throughout our digital platforms to improve the user experience, with a specific focus on the ease by which customers browse through our broad product assortment, customize products to their liking, find stores to make a purchase, or purchase at www.la-z-boy.com.

•Our innovative products, including stain-resistant iClean™ and eco-friendly Conserve ™ fabrics and our power products, some of which include a wireless hand held remote, dual mechanisms and articulating headrests. Our innovation, duo®, is a revolutionary product line that features the look of stationary furniture with the power to recline at the push of a button. We are committed to innovation throughout our business, and to support these efforts we opened our new state-of-the-art Innovation Center in fiscal 2019 at our Dayton, Tennessee campus.

•Our multi-faceted online strategy to participate in and leverage the growth of online furniture sales. During fiscal 2019, we purchased Joybird, a leading e-commerce retailer and manufacturer of upholstered furniture, which positions us for growth in the ever-changing online selling environment and allows us to better reach millennial and Gen X consumers and leverage our supply chain assets. In addition, we continue to increase online sales of La-Z-Boy furniture through la-z-boy.com and other digital players, such as Wayfair.

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

•Wholesale Segment. Our Wholesale segment consists primarily of three operating segments: La-Z-Boy, our largest operating segment, our England subsidiary, and our casegoods operating segment that sells furniture under three brands: American Drew®, Hammary®, and Kincaid®. The Wholesale segment also includes our international wholesale businesses. We aggregate these operating segments into one reportable segment because they are economically similar and because they meet the other aggregation criteria for determining reportable segments. Our Wholesale segment manufactures and imports upholstered furniture, such as recliners and motion furniture, sofas, loveseats, chairs, sectionals, modulars, ottomans and sleeper sofas and imports casegoods (wood) furniture such as bedroom sets, dining room sets, entertainment centers and occasional pieces. The Wholesale segment sells directly to La-Z-Boy Furniture Galleries® stores, operators of La-Z-Boy Comfort Studio® locations, England Custom Comfort Center locations, major dealers, and a wide cross-section of other independent retailers.

•Retail Segment. Our Retail segment consists of one operating segment comprising our 159 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

•Corporate & Other. Corporate & Other includes the shared costs for corporate functions, including human resources, information technology, finance and legal, in addition to revenue generated through royalty agreements with companies licensed to use the La-Z-Boy® brand name on various products. We consider our corporate functions to be other business activities and have aggregated them with our other insignificant operating segments including our global trading company in Hong Kong, and Joybird, an e-commerce retailer. Joybird manufactures and sells upholstered furniture such as sofas, loveseats, chairs, ottomans, sleeper sofas and beds, and also imports and sells casegoods (wood) furniture, such as occasional tables and other accessories. Joybird sells to end consumers primarily online through its website, www.joybird.com. None of the operating segments included in Corporate & Other meet the requirements of reportable segments at this time.

Impact of COVID-19

In response to the COVID-19 pandemic, we took the following actions over the past nine months to conserve cash in the near term and ensure the well-being of our employees and their families, our customers and the communities in which we operate.

Fourth quarter of fiscal 2020

•In accordance with government regulations, temporarily closed all manufacturing and retail operations
•Furloughed approximately 70% of our workforce
•Implemented a temporary 50% salary reduction for our executive team and 25% salary reduction for the rest of our salaried workforce along with the temporary suspension of our 401(k) match
•Temporarily eliminated our June quarterly dividend and suspended our share repurchase program

First quarter of fiscal 2021

•Announced our business realignment plan which included the reduction of our global workforce by about 10% across our manufacturing, retail, and corporate locations, including the closure of our Newton, Mississippi upholstery manufacturing facility.
•Re-opened all of our other manufacturing facilities, retail stores, and corporate headquarters along with the implementation of best-practice health and safety protocols
•The majority of our furloughed employees returned to work, temporary salary reductions ended and full base salaries were reinstated for all employees other than the named executive officers

Second quarter of fiscal 2021

•Temporary salary reduction for the named executive officers ended and full base salaries reinstated
•Reinstated 401(k) match for employees and cash compensation for the board of directors
•The board of directors elected to reinstate a regular quarterly dividend to shareholders of $0.07 per share, 50% of the dividend amount paid quarterly prior to the Company's suspension of dividends. This dividend was paid on September 15, 2020, to shareholders of record as of September 3, 2020.

Third quarter of fiscal 2021

•On November 17, 2020, the board of directors declared a quarterly dividend to shareholders of $0.14 per share. This returns the quarterly dividend to the full amount paid quarterly prior to the company's suspension of dividends. The dividend will be paid on December 15, 2020, to shareholders of record as of December 2, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, deferment of employer social security payments, lengthening net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impact that the CARES Act may have on its results of operations, financial condition and/or financial statement disclosures.

We continue to actively manage the impact of the COVID-19 crisis and there is uncertainty regarding the impact COVID-19 will have on our financial operations in the near and long term.We also continue to actively manage our global supply chain and manufacturing operations, which may be adversely impacted with respect to availability and pricing based on uncontrollable factors. The need for, or timing of, any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, and consumer demand for our products.

Results of Operations

Fiscal 2021 Second Quarter Compared with Fiscal 2020 Second Quarter

La-Z-Boy Incorporated

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/24/20	10/26/19	% Change	10/24/20	10/26/19	% Change
Sales	$459,120	$447,212	2.7%	$744,578	$860,845	(13.5)%
Operating income	47,939	29,601	62.0%	52,264	53,023	(1.4)%
Operating margin	10.4%	6.6%		7.0%	6.2%

Sales

Consolidated sales increased $11.9 million in the second quarter of fiscal 2021, but decreased $116.3 million in the first six months of fiscal 2021, compared with the same periods a year ago. Since retail and manufacturing locations have reopened after the COVID-19 related temporary closures, we have continued to experience a strong pace of written order trends through the first half of fiscal 2021 and our manufacturing production is continuing to ramp up capacity to meet record order demand. Sales increased in the second quarter of fiscal 2021, compared with the same period last year, primarily due to strong delivered sales from Joybird and our Retail segment. The sales decrease in the first six months of 2021, compared with the same period last year, was primarily due to the impact of COVID-19, which caused temporary store closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021, temporary closures of our manufacturing facilities, and a negative impact on our ability to deliver product to customers.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, increased 380 basis points and 80 basis points in the second quarter and in the first six months of fiscal 2021, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 290 basis points and 190 basis points in the second quarter and the first six months of fiscal 2021, respectively, compared with the same periods a year ago.

◦Changes in our consolidated sales mix increased gross margin by 120 basis points and 40 basis points in the second quarter and the first six months of fiscal 2021, respectively, compared with the same periods last fiscal year. This benefit was driven by the growth of Joybird and our Retail segment, which have higher gross margins than our Wholesale segment.
◦The second quarter and first six months of last fiscal year included supply chain initiative costs, primarily associated with the closure of our Redlands manufacturing facility, which were higher when compared with the expenses resulting from our business alignment actions in the second quarter and first six months of 2021. The absence of higher business initiative costs in fiscal 2021 resulted in a comparative 50 basis point and 40 basis point increase in gross margin in the second quarter and first six months of this year, respectively.
◦Additionally, Joybird experienced significant improvements in gross margin in the second quarter and the first six months of fiscal 2021, primarily resulting from supply chain synergies and improved manufacturing plant performance.
•Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased 100 basis points and increased 100 basis points in the second quarter and the first six months of fiscal 2021, respectively, compared with the same periods a year ago.

◦In the second quarter of fiscal 2021, the improvement in SG&A expense as a percentage of sales when compared with the same quarter last year was primarily due to continued disciplined expense management, lower spending on advertising given the strong order demand and lower administrative expenses due to COVID-19 travel restrictions, along with a decrease in salary and wages driven by our business realignment plan and reduction in workforce in the first quarter of fiscal 2021, partially offset by an increase in selling expenses.
◦In the first six months of fiscal 2021, the increase in SG&A expense as a percentage of sales compared with the same period last year was primarily due to lower sales volume relative to fixed costs and an increase in expenses resulting from our business realignment plan, partially offset by cost reductions in response to the lower sales volume driven by the COVID-19 closures.
◦Changes in our consolidated sales mix increased SG&A expense as a percentage of sales by 100 basis points and 40 basis points in the second quarter and in the first six months of fiscal 2021, respectively.
◦Additionally, a $2.5 million pre-tax charge resulting from the recognition of the increase in the fair value of the Joybird contingent consideration liability increased SG&A as a percent of sales 50 basis points and 30 basis points in the second quarter and in the first six months of fiscal 2021, respectively.
We discuss each segment’s results in the following section.

Wholesale Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/24/20	10/26/19	% Change	10/24/20	10/26/19	% Change
Sales	$343,016	$350,245	(2.1)%	$566,589	$670,796	(15.5)%
Operating income	41,683	34,285	21.6%	59,623	63,149	(5.6)%
Operating margin	12.2%	9.8%		10.5%	9.4%

Sales

The Wholesale segment’s sales decreased $7.2 million and $104.2 million in the second quarter and in the first six months of fiscal 2021, respectively, compared with the same periods a year ago. Sales decreased 2.1% in the second quarter of fiscal 2021, compared with the same period a year ago. While we continue to increase manufacturing production capacity to meet demand, a temporary supply shortage of polyurethane foam led to lower unit volume. In the first six months of fiscal 2021, compared with the same period a year ago, lower unit volume decreased sales 14.4% due to the impact of COVID-19, which caused temporary store and manufacturing facility closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of the first quarter of fiscal 2021.

Operating Margin

Operating margin increased 240 basis points and 110 basis points in the second quarter and in the first six months of fiscal 2021, respectively, compared with the same periods a year ago.

●    Gross margin increased 100 basis points and 30 basis points in the second quarter and in the first six months of fiscal 2021, respectively, compared with the same periods a year ago.
◦The second quarter and first six months of last fiscal year included supply chain initiative costs primarily associated with the closure of our Redlands, California manufacturing facility, which were higher when compared with the expenses resulting from our business alignment actions in the second quarter and first six months of 2021. The absence of higher business initiative costs in fiscal 2021 resulted in a comparative 70 basis point and 50 basis point increase in the segment's gross margin in the second quarter and in the first six months of this year, respectively.
◦Additionally, in the second quarter and the first six months of fiscal 2021, gross margin benefited from improvement in supply chain costs due to efficiencies gained from operating fewer manufacturing facilities, but those costs were mostly offset by costs associated with increasing production capacity in the current year.

●    SG&A expense as a percentage of sales decreased 140 basis points and 80 basis points in the second quarter and in the first six months of fiscal 2021, respectively, compared with the same periods a year ago. The decrease in SG&A expense as a percentage of sales, in both periods, was primarily due to continued disciplined expense management and lower spending on advertising given the strong order demand and lower administrative expenses due to COVID-19 travel restrictions, along with a decrease in salary and wages driven by our business realignment plan and reduction in workforce in the first quarter of fiscal 2021.

Retail Segment

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/24/20	10/26/19	% Change	10/24/20	10/26/19	% Change
Sales	$162,275	$148,404	9.3%	$253,412	$291,400	(13.0)%
Operating income	15,093	8,412	79.4%	8,466	16,889	(49.9)%
Operating margin	9.3%	5.7%		3.3%	5.8%

Sales

The Retail segment’s sales increased $13.9 million and decreased $38.0 million in the second quarter and in the first six months of fiscal 2021, respectively, compared with the same periods a year ago. The increase in sales in the second quarter of fiscal 2021 was primarily due to a 6.3% increase in same-store delivered sales, or $9.1 million, as well as an additional $3.5 million of delivered sales from our newly acquired Seattle-based stores. The decrease in sales in the first six months of fiscal 2021 was primarily due to a 14.8%, or $42.1 million, decrease in delivered same-store sales driven by a phased reopening of our retail locations throughout the first two months of the first quarter of fiscal 2021 due to COVID-19. Since all of our retail stores have re-opened, we have continued to experience strong sales trends with written same store sales up 36.3% in the second quarter of fiscal 2021 compared with the same quarter last year, driven by increased demand for products in the home furnishings category and strong execution at the store level. Same-store delivered sales include the sales of all currently active stores which have been open for each comparable period.

Operating Margin

Operating margin increased 360 basis points in the second quarter, but decreased 250 basis points in the first six months of fiscal 2021, respectively, compared with the same period a year ago.
●    Gross margin increased 30 basis points in both the second quarter and in the first six months of fiscal 2021 compared with the same periods a year ago.
●    SG&A expense as a percentage of sales decreased 330 basis points in the second quarter, but increased 280 basis points in the first six months of fiscal 2021, respectively, compared with the same periods a year ago. The improvement in SG&A as a percentage of sales in the second quarter of fiscal 2021 compared with the same quarter last year was primarily attributable to higher delivered sales relative to fixed costs coupled with lower spending on advertising given the strong order demand and lower administrative expenses due to COVID-19 travel restrictions. Conversely, the increase in SG&A as a percentage of sales in the first six months of fiscal 2021 compared with the same period last year was primarily due to lower delivered sales relative to fixed costs.

Corporate and Other

	Quarter Ended			Six Months Ended
(Unaudited, amounts in thousands, except percentages)	10/24/20	10/26/19	% Change	10/24/20	10/26/19	% Change
Sales	$33,717	$24,311	38.7%	$50,458	$44,863	12.5%
Intercompany eliminations	(79,888)	(75,748)	(5.5)%	(125,881)	(146,214)	13.9%
Operating loss	(8,837)	(13,096)	32.5%	(15,825)	(27,015)	41.4%

Sales

Sales increased $9.4 million and $5.6 million in the second quarter and in the first six months of fiscal 2021, respectively, compared with the same periods a year ago. The increase in sales in the second quarter of fiscal 2021, compared with the same period last year, was primarily due to an $8.7 million, or 41.9%, increase in Joybird sales to $29.4 million primarily driven by strong written order trends through the first half of this fiscal year as we continue to experience increased demand for products in the home furnishings category and increased online traffic. In the first six months of fiscal 2021, compared with the same period last year, Joybird sales increased $5.0 million to $42.9 million despite lower delivered sales in the first quarter of fiscal 2021 due to the impact of COVID-19 which resulted in the temporary closure of our manufacturing facilities in the latter part of the fourth quarter of fiscal 2020 and into the first quarter of fiscal 2021. Written sales for Joybird were up 25% and 31% in the second quarter and in the first six months of fiscal 2021, respectively, compared with the same periods a year ago.

Intercompany eliminations increased in the second quarter of fiscal 2021 compared with the same period a year ago due to higher sales from our Wholesale segment to our Retail segment due to higher sales volume. Intercompany eliminations decreased in the first six months of fiscal 2021, resulting from decreased sales in the Retail segment in the first quarter due to COVID-19 related closures.

Operating Loss

Our Corporate and Other operating loss decreased $4.3 million and $11.2 million in the second quarter and first six months of fiscal 2021, respectively, compared with the same periods a year ago. The operating loss in the second quarter and in the first six months of fiscal 2021 includes a $2.5 million pre-tax charge resulting from the recognition of the increase in the fair value of the Joybird contingent consideration liability, as we expect consideration will be owed under the terms of the earnout agreement in connection with the acquisition of Joybird based on our most recent financial projections. The decrease in operating losses in the second quarter and in the first six months of fiscal 2021, compared to the same periods last year, was largely driven by improvements in the Joybird business. Joybird delivered a profitable second quarter in fiscal 2021 and despite lower Joybird sales in the first quarter of fiscal 2021, compared with the same period last year, Joybird delivered profits in the first six months of this year driven by significant improvements to gross margin and lower SG&A expenses. The work to integrate Joybird and leverage synergies has begun to come to fruition and as we build on the trajectory of the business, we will continue to balance investments in top-line growth with bottom-line performance.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was de minimis in the second quarter of fiscal 2021 compared with $1.4 million of income in the second quarter of fiscal 2020. The income in fiscal 2020 was primarily due to the return of $1.9 million in pre-tax cash from the settlement of our defined-benefit pension plan in our La-Z-Boy operating unit, which occurred during the fourth quarter of fiscal 2019.

Other income (expense), net was $1.5 million of income in the first six months of fiscal 2021 compared with $0.6 million of income in the first six months of fiscal 2020. The income in the first six months of fiscal year 2021 was primarily due to unrealized gains on investments. The income in the first six months of fiscal 2020 was primarily due to the return of pension funds noted above, partially offset by exchange rate losses.

Income Taxes

Our effective tax rate was 26.0% and 25.3% for the second quarter and in the first six months of fiscal 2021, respectively, compared with 26.6% and 24.6% in the second quarter and in the first six months of fiscal 2020. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $353.4 million at October 24, 2020, compared with $263.5 million at April 25, 2020. In addition, we had investments to enhance our returns on cash of $27.2 million at October 24, 2020, compared with $28.6 million at April 25, 2020.

We maintain a revolving credit facility secured primarily by our accounts receivable, inventory, cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. In response to economic conditions resulting from COVID-19, to strengthen our financial position and maintain liquidity, we proactively borrowed $75.0 million from our revolving credit facility in the fourth quarter of 2020. Subsequently, considering business performance, liquidity and trends during the first six months of fiscal 2021, $25.0 million was repaid in the first quarter of fiscal 2021 and $50.0 million was repaid in the second quarter of fiscal 2021, bringing the outstanding balance on our revolving credit facility to zero as of October 24, 2020. At October 24, 2020, we were not subject to the fixed-charge coverage ratio requirement and had excess availability of $62.8 million of the $150.0 million credit commitment. Excess availability was lower than the total remaining credit commitment primarily due to higher reserves required due to the increase in customer deposits during the first six months of fiscal 2021.

Capital expenditures for the first six months of fiscal 2021 were $15.4 million compared with $22.9 million during the first six months of fiscal 2020. Capital expenditures in the first six months of fiscal 2021 included spending on manufacturing machinery and equipment, upgrades to our upholstered furniture manufacturing plant in Dayton, Tennessee, and improvements to select retail stores. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $40 to $45 million for fiscal 2021, largely dependent on liquidity and scaled in response to the recovery of the business environment, economic conditions, and consumer demand for our products. Our fiscal 2021 capital spending will include plant upgrades to our upholstery manufacturing and distribution facilities in Dayton, Tennessee and Neosho, Missouri, costs for new production capacity in Mexico, technology upgrades and improvements to several of our retail stores.

In response to the COVID-19 pandemic, in the fourth quarter of fiscal 2020, we took action to conserve cash in the near term. Actions taken at that time included the furlough of approximately 70% of our workforce while our manufacturing and retail operations were temporarily closed, temporary 50% salary reductions for our executive team and 25% salary reductions for the rest of our salaried workforce, along with the temporary suspension of our 401(k) match and our share repurchase program. Further, effective as of June 4, 2020, the Company reduced its global workforce by about 10% across its manufacturing, retail and corporate locations, including the closure of its Newton, Mississippi upholstery manufacturing facility.

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

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. As announced on March 29, 2020, the June 2020 dividend was eliminated to preserve near-term financial flexibility in response to the impact of COVID-19. On August 18, 2020, the board of directors elected to reinstate a regular quarterly dividend to shareholders of $0.07 per share, 50% of the dividend amount paid quarterly prior to the Company's suspension of dividends. This dividend was paid on September 15, 2020, to shareholders of record as of September 3, 2020. On November 17, 2020, the board of directors declared a quarterly dividend to shareholders of $0.14 per share. This returns the quarterly dividend to the full amount paid quarterly prior to the company's suspension of dividends. The dividend will be paid on December 15, 2020, to shareholders of record as of December 2, 2020.

Our board of directors has authorized the repurchase of company stock. As of October 24, 2020, 4.5 million shares remained available for purchase pursuant to this authorization. The authorization has no expiration date. As announced on March 29, 2020, share repurchases under the board of directors’ prior authorization were temporarily halted to prioritize near-term financial flexibility in response to the impact of COVID-19, as such, there were no share repurchases in the first and second quarters of fiscal 2021. Resumption of a share repurchase program under the board’s prior authorization is at the discretion of management and will depend on our earnings, capital requirements, financial condition and other factors that we consider to be relevant, such as the timing and extent of the economic recovery and the consumer demand for our products.

The following table illustrates the main components of our cash flows:

	Six Months Ended
(Unaudited, amounts in thousands)	10/24/20	10/26/19
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$195,710	$53,702
Net cash used for investing activities	(21,383)	(32,345)
Net cash used for financing activities	(86,372)	(34,842)
Exchange rate changes	1,944	1,239
Change in cash, cash equivalents and restricted cash	$89,899	$(12,246)

Operating Activities

During the first six months of fiscal 2021, net cash provided by operating activities was $195.7 million. Our cash provided by operating activities was primarily attributable to a $100.0 million increase in customer deposits driven by the increase in written Retail and Joybird sales in the period and net income generated during the period.

Investing Activities

During the first six months of fiscal 2021, net cash used for investing activities was $21.4 million, primarily due to cash used for capital expenditures in the period of $15.4 million, which primarily related to spending on manufacturing machinery and equipment, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility and improvements to select retail stores. Additionally, cash used for acquisitions was $7.8 million, which primarily included guaranteed payments related to the acquisition of Joybird, and the acquisition of the assets of the Seattle, Washington business that operated six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse.

Financing Activities

During the first six months of fiscal 2021, net cash used for financing activities was $86.4 million, primarily due to $75.0 million in payments on our revolving credit facility, $8.5 million in dividends paid to our joint venture minority partners, resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested, and $3.2 million paid to our shareholders in quarterly dividends.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $1.9 million from the end of fiscal year 2020 to the end of the second quarter of fiscal 2021. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the second quarter of fiscal 2021, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020.
We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020. There were no material changes to our critical accounting policies during the six months ended October 24, 2020.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first six months of fiscal 2021, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 25, 2020.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020. There have been no material changes to our risk factors during the first six months of fiscal 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. As of October 24, 2020, 4.5 million shares remained available for purchase pursuant to this authorization. As announced on March 29, 2020, share repurchases under the board of directors’ prior authorization were temporarily halted to prioritize near-term financial flexibility in response to the impact of COVID-19, as such, there were no share repurchases under the authorized plan in the second quarter of fiscal 2021. Amounts in the table below include shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted and performance-based shares.

The following table summarizes our purchases of company stock during the quarter ended October 24, 2020:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal August (July 26 – August 29, 2020)	—	$—	—	4,524
Fiscal September (August 30 – September 26, 2020)	—	$—	—	4,524
Fiscal October (September 27 – October 24, 2020)	—	$—	—	4,524
Fiscal Second Quarter of 2021	—		—	4,524
(1)    There were no shares purchased during the quarter as part of our publicly announced, board-authorized plan described above. During the quarter ended October 24, 2020, 191 shares were purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares with an average share price of $28.44 per share.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 24, 2020, formatted in Inline XBRL (included in Exhibit 101)
*    Indicates a management contract or compensatory plan or arrangement under which a director or executive officer may receive benefits.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: November 17, 2020

BY:/s/Lindsay A. Barnes
Lindsay A. Barnes Vice President, Corporate Controller, Chief Accounting Officer and Treasurer