Form 10-Q
period 2021-01-23
LA-Z-BOY INC
filed 2021-02-16
CIK 57131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2021
or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                     Yes  ☐   No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at February 9, 2021
Common Stock, $1.00 Par Value	46,296,693

LA-Z-BOY INCORPORATED
FORM 10-Q THIRD QUARTER OF FISCAL 2021

PART I - FINANCIAL INFORMATION (UNAUDITED)
ITEM 1. FINANCIAL STATEMENTS
LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/23/21	1/25/20	1/23/21	1/25/20
Sales	$470,196	$475,856	$1,214,774	$1,336,701
Cost of sales	268,944	276,218	696,604	786,962
Gross profit	201,252	199,638	518,170	549,739
Selling, general and administrative expense	166,838	147,325	431,492	444,403
Operating income	34,414	52,313	86,678	105,336
Interest expense	(298)	(265)	(1,103)	(891)
Interest income	285	844	902	2,093
Other income (expense), net	6,532	(5,998)	7,995	(5,390)
Income before income taxes	40,933	46,894	94,472	101,148
Income tax expense	11,344	12,178	24,900	25,540
Net income	29,589	34,716	69,572	75,608
Net income attributable to noncontrolling interests	(357)	(204)	(607)	(434)
Net income attributable to La-Z-Boy Incorporated	$29,232	$34,512	$68,965	$75,174

Basic weighted average common shares	46,261	46,262	46,064	46,545
Basic net income attributable to La-Z-Boy Incorporated per share	$0.63	$0.75	$1.50	$1.61

Diluted weighted average common shares	46,818	46,584	46,407	46,867
Diluted net income attributable to La-Z-Boy Incorporated per share	$0.62	$0.74	$1.49	$1.60
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/21	1/25/20	01/23/21	01/25/20
Net income	$29,589	$34,716	$69,572	$75,608
Other comprehensive income (loss)
Currency translation adjustment	2,286	(112)	5,751	2,028
Change in fair value of cash flow hedges, net of tax	—	—	—	10
Net unrealized gain (loss) on marketable securities, net of tax	(14)	16	(37)	170
Net pension amortization, net of tax	65	41	195	123
Total other comprehensive income (loss)	2,337	(55)	5,909	2,331
Total comprehensive income before allocation to noncontrolling interests	31,926	34,661	75,481	77,939
Comprehensive income attributable to noncontrolling interests	(719)	(42)	(1,546)	(1,118)
Comprehensive income attributable to La-Z-Boy Incorporated	$31,207	$34,619	$73,935	$76,821
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except par value)	1/23/21	4/25/20
Current assets
Cash and equivalents	$390,324	$261,553
Restricted cash	2,703	1,975
Receivables, net of allowance of $5,000 at 1/23/21 and $7,541 at 4/25/20	129,256	99,351
Inventories, net	212,114	181,643
Other current assets	153,800	81,804
Total current assets	888,197	626,326
Property, plant and equipment, net	213,088	214,767
Goodwill	175,560	161,017
Other intangible assets, net	30,597	28,653
Deferred income taxes – long-term	15,635	20,839
Right of use lease assets	337,337	318,647
Other long-term assets, net	79,758	64,640
Total assets	$1,740,172	$1,434,889

Current liabilities
Accounts payable	$96,388	$55,511
Short-term borrowings	—	75,000
Lease liabilities, current	66,416	64,376
Accrued expenses and other current liabilities	388,043	155,282
Total current liabilities	550,847	350,169
Lease liabilities, long-term	289,406	270,162
Other long-term liabilities	111,901	98,252
Shareholders' equity
Preferred shares – 5,000 authorized; none issued	—	—
Common shares, $1.00 par value – 150,000 authorized; 46,316 outstanding at 1/23/21 and 45,857 outstanding at 4/25/20	46,316	45,857
Capital in excess of par value	333,975	318,215
Retained earnings	401,117	343,633
Accumulated other comprehensive loss	(1,982)	(6,952)
Total La-Z-Boy Incorporated shareholders' equity	779,426	700,753
Noncontrolling interests	8,592	15,553
Total equity	788,018	716,306
Total liabilities and equity	$1,740,172	$1,434,889

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
(Unaudited, amounts in thousands)	1/23/21	1/25/20
Cash flows from operating activities
Net income	$69,572	$75,608
Adjustments to reconcile net income to cash provided by (used for) operating activities
(Gain)/loss on disposal of assets	133	(10,051)
Gain on sale of investments	(438)	(468)
Change in deferred taxes	5,189	1,238
Provision for doubtful accounts	(2,483)	210
Depreciation and amortization	24,620	23,035
Equity-based compensation expense	9,115	7,235
Change in receivables	(28,720)	(11,178)
Change in inventories	(26,419)	(62)
Change in right-of-use lease assets	48,864	48,972
Change in other assets	(1,193)	5,116
Change in payables	42,354	659
Change in lease liabilities	(48,963)	(48,534)
Change in other liabilities	158,200	27,979
Net cash provided by operating activities	249,831	119,759

Cash flows from investing activities
Proceeds from disposals of assets	252	11,242
Proceeds from insurance	—	1,080
Capital expenditures	(26,722)	(35,464)
Purchases of investments	(27,744)	(26,248)
Proceeds from sales of investments	26,317	24,688
Acquisitions	(7,783)	(6,412)
Net cash used for investing activities	(35,680)	(31,114)

Cash flows from financing activities
Payments on debt and finance lease liabilities	(75,020)	(135)
Stock issued for stock and employee benefit plans, net of shares withheld for taxes	6,259	828
Purchases of common stock	(875)	(35,346)
Dividends paid to shareholders	(9,700)	(18,641)
Dividends paid to minority interest joint venture partners (1)	(8,507)	—
Net cash used for financing activities	(87,843)	(53,294)

Effect of exchange rate changes on cash and equivalents	3,191	1,107
Change in cash, cash equivalents and restricted cash	129,499	36,458
Cash, cash equivalents and restricted cash at beginning of period	263,528	131,787
Cash, cash equivalents and restricted cash at end of period	$393,027	$168,245

Supplemental disclosure of non-cash investing activities
Capital expenditures included in payables	$1,569	$4,026
(1)Includes dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

LA-Z-BOY INCORPORATED
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 25, 2020	$45,857	$318,215	$343,633	$(6,952)	$15,553	$716,306
Net income (loss)	—	—	4,798	—	(119)	4,679
Other comprehensive income	—	—	—	1,720	498	2,218
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	132	(195)	(1,686)	—	—	(1,749)
Stock option and restricted stock expense	—	2,047	—	—	—	2,047
Dividends declared and paid (1)	—	—	5	—	(8,507)	(8,502)
At July 25, 2020	$45,989	$320,067	$346,750	$(5,232)	$7,425	$714,999
Net income	—	—	34,935	—	369	35,304
Other comprehensive income	—	—	—	1,275	79	1,354
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	124	1,995	(6)	—	—	2,113
Stock option and restricted stock expense	—	4,120	—	—	—	4,120
Dividends declared and paid ($0.07/share)	—	—	(3,221)	—	—	(3,221)
Dividends declared not paid ($0.07/share)	—	—	(20)	—	—	(20)
At October 24, 2020	$46,113	$326,182	$378,438	$(3,957)	$7,873	$754,649
Net income	—	—	29,232	—	357	29,589
Other comprehensive income	—	—	—	1,975	362	2,337
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	225	5,698	(28)	—	—	5,895
Purchases of 22 shares of common stock	(22)	(853)	—	—	—	(875)
Stock option and restricted stock expense	—	2,948	—	—	—	2,948
Dividends declared and paid ($0.14/share)	—	—	(6,484)	—	—	(6,484)
Dividends declared not paid ($0.14/share)	—	—	(41)	—	—	(41)
At January 23, 2021	$46,316	$333,975	$401,117	$(1,982)	$8,592	$788,018

(1)No dividends to shareholders were declared or paid during the first quarter of fiscal 2021; amount includes dividends forfeited from restricted stock awards previously granted. Non-controlling interests include dividends paid to joint venture minority partners resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

(Unaudited, amounts in thousands)	Common Shares	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests	Total
At April 27, 2019	$46,955	$313,168	$325,847	$(3,462)	$14,468	$696,976
Net income (loss)	—	—	18,069	—	(81)	17,988
Other comprehensive income	—	—	—	281	486	767
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	126	126	(1,669)	—	—	(1,417)
Repurchases of 391 shares of common stock	(391)	(3,762)	(8,160)	—	—	(12,313)
Stock option and restricted stock expense	—	1,675	—	—	—	1,675
Cumulative effect adjustment for leases, net of tax (1)	—	—	574	—	—	574
Reclassification of certain income tax effects (2)	—	—	547	(547)	—	—
Dividends declared and paid ($0.13/share)	—	—	(6,112)	—	—	(6,112)
At July 27, 2019	$46,690	$311,207	$329,096	$(3,728)	$14,873	$698,138
Net income	—	—	22,593	—	311	22,904
Other comprehensive income	—	—	—	1,260	359	1,619
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	84	1,908	(4)	—	—	1,988
Purchases of 335 shares of common stock	(335)	(1,908)	(8,611)	—	—	(10,854)
Stock option and restricted stock expense	—	3,032	—	—	—	3,032
Dividends declared and paid ($0.13/share)	—	—	(6,039)	—	—	(6,039)
Dividends declared not paid ($0.13/share)	—	—	(46)	—	—	(46)
At October 26, 2019	$46,439	$314,239	$336,989	$(2,468)	$15,543	$710,742
Net income	—	—	34,512	—	204	34,716
Other comprehensive income (loss)	—	—	—	107	(162)	(55)
Stock issued for stock and employee benefit plans, net of cancellations and withholding tax	14	281	(37)	—	—	258
Purchases of 378 shares of common stock	(378)	(284)	(11,520)	—	—	(12,182)
Stock option and restricted stock expense	—	2,528	—	—	—	2,528
Cumulative effect adjustment for investments, net of tax	—	—	—	—	—	—
Dividends declared and paid ($0.14/share)	—	—	(6,490)	—	—	(6,490)
Dividends declared not paid ($0.14/share)	—	—	(35)	—	—	(35)
At January 25, 2020	$46,075	$316,764	$353,419	$(2,361)	$15,585	$729,482

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

At January 23, 2021, we owned preferred shares and warrants to purchase common shares of two privately held companies, both of which are variable interest entities. We have not consolidated their results in our financial statements because we do not have the power to direct those activities that most significantly impact their economic performance and, therefore, are not the primary beneficiary.

COVID-19

As part of our continued response to the impact of COVID-19, on June 4, 2020, we announced our business realignment plan, which included the reduction of the Company's global workforce by approximately 10% across our manufacturing, retail and corporate locations, including the closure of our Newton, Mississippi upholstery manufacturing facility. In the first nine months of fiscal 2021, we incurred expenses of $3.9 million associated with our business realignment plan, primarily due to severance costs and an impairment of the carrying value of the Newton manufacturing facility. Subsequent to the announcement of our business realignment plan in the first quarter of fiscal 2021, consumers have continued to allocate more discretionary spending to home furnishings and as a result, the demand for our products has outpaced our production capacity. In response, we have added manufacturing cells at our Mexico Cut-and-Sew Center, added weekend production shifts to our U.S plants, temporarily re-activated a portion of our Newton, Mississippi upholstery manufacturing facility, and have opened a leased upholstery plant, in San Luis Rio Colorado, Mexico.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, deferment of employer social security payments, lengthening net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In the third quarter of fiscal 2021, the Company determined amounts that it is eligible to claim for employee retention payroll tax credits and recognized $5.2 million in non-operating income for wages and healthcare costs paid to employees during suspension of operations due to government orders which qualify under the provisions of the CARES Act. The Company continues to evaluate the impact that the CARES Act may have on its results of operations, financial condition and/or financial statement disclosures.

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

Note 2: Acquisitions

On September 14, 2020, we completed our asset acquisition of the Seattle, Washington business that operated six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse for $13.5 million, subject to customary adjustments. In the second quarter of fiscal 2021, a $2.0 million cash payment was made for the purchase with future guaranteed payments of $9.4 million to be paid over 36 months or less, with timing of payments dependent upon the achievement of sales thresholds defined in the purchase agreement. This acquisition is a core part of our strategy to grow our company-owned retail business and leverage our integrated retail model where we earn a combined profit on both the wholesale and retail sales.

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

Note 3: Cash and Restricted Cash

We have restricted cash on deposit with a bank as collateral for certain letters of credit. All our letters of credit have maturity dates within the next twelve months, but we expect to renew some of these letters of credit when they mature.

(Unaudited, amounts in thousands)	1/23/21	1/25/20
Cash and cash equivalents	$390,324	$166,272
Restricted cash	2,703	1,973
Total cash, cash equivalents and restricted cash	$393,027	$168,245

Note 4: Inventories

A summary of inventories is as follows:

(Unaudited, amounts in thousands)	1/23/21	4/25/20
Raw materials	$110,743	$92,174
Work in process	20,839	14,064
Finished goods	101,977	96,850
FIFO inventories	233,559	203,088
Excess of FIFO over LIFO	(21,445)	(21,445)
Total inventories	$212,114	$181,643

Note 5: Goodwill and Other Intangible Assets

We have goodwill on our consolidated balance sheet as follows:

Reportable Segment/Unit	Reporting Unit	Related Acquisition
Wholesale Segment	La-Z-Boy United Kingdom	Wholesale business in the United Kingdom and Ireland
Retail Segment	Retail	La-Z-Boy Furniture Galleries® stores
Corporate & Other	Joybird	Joybird

The following is a roll-forward of goodwill for the nine months ended January 23, 2021:

(Unaudited, amounts in thousands)	Wholesale Segment	Retail Segment	Corporate and Other	Total Goodwill
Balance at April 25, 2020	$11,630	$93,941	$55,446	$161,017
Acquisitions	—	12,936	—	12,936
Translation adjustment	1,245	362	—	1,607
Balance at January 23, 2021	$12,875	$107,239	$55,446	$175,560

We have intangible assets on our consolidated balance sheet as follows:

Reportable Segment/Unit	Intangible Asset	Useful Life
Wholesale Segment	Primarily acquired customer relationships from our acquisition of the wholesale business in the United Kingdom and Ireland	Amortizable over useful lives that do not exceed 15 years
Wholesale Segment	American Drew® trade name	Indefinite-lived
Retail Segment	Reacquired rights to own and operate La-Z-Boy Furniture Galleries® stores	Indefinite-lived
Corporate & Other	Joybird® trade name	Amortizable over eight-year useful life

The following is a roll-forward of our other intangible assets for the nine months ended January 23, 2021:

(Unaudited, amounts in thousands)	Indefinite- Lived Trade Names	Finite- Lived Trade Name	Indefinite- Lived Reacquired Rights	Other Intangible Assets	Total Other Intangible Assets
Balance at April 25, 2020	$1,155	$5,003	$19,996	$2,499	$28,653
Acquisitions	—	—	2,182	—	2,182
Amortization	—	(599)	—	(168)	(767)
Translation adjustment	—	—	271	258	529
Balance at January 23, 2021	$1,155	$4,404	$22,449	$2,589	$30,597

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
The following summarizes our investments:

(Unaudited, amounts in thousands)	1/23/21	4/25/20
Short-term investments:
Marketable securities	$17,586	$18,634
Held-to-maturity investments	2,643	3,337
Total short-term investments	20,229	21,971
Long-term investments:
Marketable securities	25,243	19,572
Cost basis investments	7,579	6,479
Total long-term investments	32,822	26,051
Total investments	$53,051	$48,022

Investments to enhance returns on cash	$30,553	$28,622
Investments to fund compensation/retirement plans	14,919	12,921
Other investments	7,579	6,479
Total investments	$53,051	$48,022
The following is a summary of the unrealized gains, unrealized losses, and fair value by investment type:

	1/23/21			4/25/20
(Unaudited, amounts in thousands)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,671	$—	$15,492	$1,011	$(6,390)	$12,692
Fixed income	182	(19)	32,932	268	(56)	30,213
Other	604	—	4,627	372	—	5,117
Total securities	$3,457	$(19)	$53,051	$1,651	$(6,446)	$48,022

The following table summarizes sales of marketable securities:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/21	1/25/20	1/23/21	1/25/20
Proceeds from sales	$6,807	$11,517	$23,824	$23,887
Gross realized gains	169	431	479	618
Gross realized losses	(15)	(62)	(41)	(150)

The following is a summary of the fair value of fixed income marketable securities, classified as available-for-sale securities, by contractual maturity:

(Unaudited, amounts in thousands)	1/23/21
Within one year	$17,678
Within two to five years	12,472
Within six to ten years	1,114
Thereafter	1,668
Total	$32,932

Note 7: Accrued Expenses and Other Current Liabilities

(Unaudited, amounts in thousands)	1/23/21	4/25/20
Payroll and other compensation	$48,403	$34,980
Accrued product warranty, current portion	14,322	14,264
Customer deposits	162,576	40,721
Deferred revenue	93,914	17,086
Other current liabilities	68,828	48,231
Accrued expenses and other current liabilities	$388,043	$155,282

The increase in customer deposits and deferred revenue was primarily driven by higher Retail segment and Joybird written sales in the first nine months of fiscal 2021. Higher written sales also led to an increase in contract assets, which are included in other current assets on the consolidated balance sheet, consistent with the increase in deferred revenue. Refer to Note 11, Revenue Recognition, for additional details regarding our contract assets and contract liabilities.

Note 8: Product Warranties

We accrue an estimated liability for product warranties when we recognize revenue on the sale of warranted products. We estimate future warranty claims on new sales based on our historical claims experience and any additional anticipated future costs on previously sold products. We incorporate repair costs into our liability estimates, including materials, labor and overhead amounts necessary to perform repairs and any costs associated with delivering repaired product to our customers. Over 90% of our warranty liability relates to our Wholesale segment as we generally warrant our products against defects for one year on fabric and leather, from one to ten years on cushions and padding, and provide a limited lifetime warranty on certain mechanisms and frames. Our Wholesale segment warranties cover labor costs relating to our parts for one year. We provide a limited lifetime warranty against defects on a majority of Joybird products, which are a part of our Corporate and Other results. For all of our manufacturer warranties, the warranty period begins when the consumer receives our product. We use considerable judgment in making our estimates, and we record differences between our actual and estimated costs when the differences are known.

A reconciliation of the changes in our product warranty liability is as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/21	1/25/20	01/23/21	01/25/20
Balance as of the beginning of the period	$22,938	$23,081	$23,255	$22,736
Accruals during the period	5,791	6,321	14,925	17,746
Settlements during the period	(5,734)	(6,057)	(15,185)	(17,137)
Balance as of the end of the period (1)	$22,995	$23,345	$22,995	$23,345

(1)$14.3 million recorded in accrued expenses and other current liabilities at both January 23, 2021 and April 25, 2020, while the remainder is in included in other long-term liabilities.

We recorded accruals during the periods presented in the table above, primarily to reflect charges that relate to warranties issued during the respective periods.

Note 9:  Stock-Based Compensation

The table below summarizes the total stock-based compensation expense we recognized for all outstanding grants in our consolidated statement of income:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/21	1/25/20	01/23/21	01/25/20
Equity-based awards expense	$2,948	$2,528	$9,115	$7,235
Liability-based awards expense	587	(303)	1,925	37
Total stock-based compensation expense	$3,535	$2,225	$11,040	$7,272

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

Restricted Stock. We granted 121,385 shares of restricted stock to employees during the first nine months of fiscal 2021. We also have shares of restricted stock outstanding from previous grants. We issue restricted stock at no cost to the employees and the shares are held in an escrow account until the vesting period ends. If a recipient’s employment ends during the escrow period (other than as a result of death or disability), the shares are returned at no cost to the Company. We account for restricted stock awards as equity-based awards because when they vest, they will be settled in common shares. The weighted-average fair value of the restricted stock awarded in the first nine months of fiscal 2021 was $27.63 per share, the market value of our common shares on the date of grant. We have elected to recognize forfeitures as an adjustment to compensation expense in the same period as the forfeitures occur. We recognize compensation expense for restricted stock over the vesting period equal to the fair value on the grant date of the award. Restricted stock awards vest at 25% per year, beginning one year from the grant date over a term of four years.

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

Note 10: Accumulated Other Comprehensive Income (Loss)

The activity in accumulated other comprehensive income (loss) for the quarters ended January 23, 2021, and January 25, 2020, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at October 24, 2020	$997	$—	$426	$(5,380)	$(3,957)
Changes before reclassifications	1,924	—	(27)	—	1,897
Amounts reclassified to net income	—	—	9	86	95
Tax effect	—	—	4	(21)	(17)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,924	—	(14)	65	1,975
Balance at January 23, 2021	$2,921	$—	$412	$(5,315)	$(1,982)

Balance at October 26, 2019	$1,345	$—	$418	$(4,231)	$(2,468)
Changes before reclassifications	50	—	41	—	91
Amounts reclassified to net income	—	—	(20)	55	35
Tax effect	—	—	(5)	(14)	(19)
Other comprehensive income attributable to La-Z-Boy Incorporated	50	—	16	41	107
Balance at January 25, 2020	$1,395	$—	$434	$(4,190)	$(2,361)

The activity in accumulated other comprehensive income (loss) for the nine months ended January 23, 2021, and January 25, 2020, is as follows:

(Unaudited, amounts in thousands)	Translation adjustment	Change in fair value of cash flow hedge	Unrealized gain (loss) on marketable securities	Net pension amortization and net actuarial loss	Accumulated other comprehensive income (loss)
Balance at April 25, 2020	$(1,891)	$—	$449	$(5,510)	$(6,952)
Changes before reclassifications	4,812	—	(11)	—	4,801
Amounts reclassified to net income	—	—	(38)	259	221
Tax effect	—	—	12	(64)	(52)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	4,812	—	(37)	195	4,970
Balance at January 23, 2021	$2,921	$—	$412	$(5,315)	$(1,982)

Balance at April 27, 2019	$50	$87	$6	$(3,605)	$(3,462)
Changes before reclassifications	1,345	—	253	—	1,598
Reclassification of certain income tax effects (1)	—	(97)	258	(708)	(547)
Amounts reclassified to net income	—	14	(28)	164	150
Tax effect	—	(4)	(55)	(41)	(100)
Other comprehensive income (loss) attributable to La-Z-Boy Incorporated	1,345	(87)	428	(585)	1,101
Balance at January 25, 2020	$1,395	$—	$434	$(4,190)	$(2,361)
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

The components of non-controlling interest were as follows:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/21	1/25/20	1/23/21	1/25/20
Balance as of the beginning of the period	$7,873	$15,543	$15,553	$14,468
Net income	357	204	607	434
Other comprehensive income (loss)	362	(162)	939	683
Dividends distributed to joint venture minority partners	—	—	(8,507)	—
Balance as of the end of the period	$8,592	$15,585	$8,592	$15,585

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

The following table presents our revenue disaggregated by product category and by segment or unit:

	Quarter Ended January 23, 2021				Quarter Ended January 25, 2020
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$205,522	$102,111	$174	$307,807	$212,079	$100,662	$104	$312,845
Stationary Upholstery Furniture	89,059	30,469	35,728	155,256	100,560	33,348	28,990	162,898
Bedroom Furniture	10,269	1,723	2,622	14,614	7,772	1,517	1,842	11,131
Dining Room Furniture	7,034	3,340	672	11,046	5,981	3,040	596	9,617
Occasional Furniture	11,585	6,118	623	18,326	12,002	6,148	516	18,666
Other (1)	27,239	22,198	(6,128)	43,309	26,417	22,779	(6,379)	42,817
Total	$350,708	$165,959	$33,691	$550,358	$364,811	$167,494	$25,669	$557,974

Eliminations				(80,162)				(82,118)
Consolidated Net Sales				$470,196				$475,856

	Nine Months Ended January 23, 2021				Nine Months Ended January 25, 2020
(Unaudited, amounts in thousands)	Wholesale	Retail	Corporate and Other	Total	Wholesale	Retail	Corporate and Other	Total
Motion Upholstery Furniture	$538,234	$255,020	$397	$793,651	$588,820	$270,301	$264	$859,385
Stationary Upholstery Furniture	240,052	79,104	88,225	407,381	294,572	96,306	79,213	470,091
Bedroom Furniture	25,818	4,141	6,149	36,108	24,711	4,513	4,800	34,024
Dining Room Furniture	18,455	7,957	2,173	28,585	17,656	8,036	1,436	27,128
Occasional Furniture	32,236	14,879	2,158	49,273	35,071	16,728	1,374	53,173
Other (1)	62,502	58,270	(14,953)	105,819	74,777	63,010	(16,555)	121,232
Total	$917,297	$419,371	$84,149	$1,420,817	$1,035,607	$458,894	$70,532	$1,565,033

Eliminations				(206,043)				(228,332)
Consolidated Net Sales				$1,214,774				$1,336,701

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

At January 23, 2021 and at April 25, 2020, our consolidated balance sheet included $93.9 million and $17.1 million, respectively, of contract assets that represent the remaining consideration to which we are entitled prior to fulfilling our performance obligation. These assets are reported as other current assets in our consolidated balance sheet.

We receive customer deposits from end consumers before we recognize revenue and in some cases we have the unconditional right to collect the remaining portion of the order price before we fulfill our performance obligation, resulting in deferred revenue (collectively, the “contract liabilities”). At January 23, 2021, we included $162.6 million of customer deposits and $93.9 million of deferred revenues in accrued expenses and other current liabilities on our consolidated balance sheet. At the beginning of fiscal 2021, we had $40.7 million of customer deposits and $17.1 million of deferred revenues. During the quarter and nine months ended January 23, 2021, we recognized revenue of $3.4 million and $54.9 million, respectively, related to our contract liability balance at April 25, 2020.

The increase in our contract assets and contract liabilities at January 23, 2021 was primarily the result of increased written sales during the first nine months of fiscal 2021 compared with those in the fourth quarter of fiscal 2020.

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

Retail Segment. Our Retail segment consists of one operating segment comprised of our 158 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment sells primarily upholstered furniture, in addition to some casegoods and other accessories, to end consumers through these stores.

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

The following table presents sales and operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands)	1/23/21	1/25/20	1/23/21	1/25/20
Sales
Wholesale segment:
Sales to external customers	$274,314	$285,418	$720,258	$815,412
Intersegment sales	76,394	79,393	197,039	220,195
Wholesale segment sales	350,708	364,811	917,297	1,035,607

Retail segment sales	165,959	167,494	419,371	458,894

Corporate and Other:
Sales to external customers	29,923	22,944	75,145	62,395
Intersegment sales	3,768	2,725	9,004	8,137
Corporate and Other sales	33,691	25,669	84,149	70,532

Eliminations	(80,162)	(82,118)	(206,043)	(228,332)
Consolidated sales	$470,196	$475,856	$1,214,774	$1,336,701

Operating Income (Loss)
Wholesale segment	$35,686	$49,046	$95,309	$112,195
Retail segment	14,707	16,383	23,173	33,272
Corporate and Other	(15,979)	(13,116)	(31,804)	(40,131)
Consolidated operating income	34,414	52,313	86,678	105,336
Interest expense	(298)	(265)	(1,103)	(891)
Interest income	285	844	902	2,093
Other income (expense), net	6,532	(5,998)	7,995	(5,390)
Income before income taxes	$40,933	$46,894	$94,472	$101,148

Note 13: Income Taxes

Our effective tax rate was 27.7% and 26.4% for the third quarter and nine months ended January 23, 2021, respectively, compared with 26.0% and 25.3% for the third quarter and nine months ended January 25, 2020, respectively. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

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

The following is a reconciliation of the numerators and denominators we used in our computations of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
(Unaudited, amounts in thousands, except per share data)	1/23/21	1/25/20	1/23/21	1/25/20
Numerator (basic and diluted):
Net income attributable to La-Z-Boy Incorporated	$29,232	$34,512	$68,965	$75,174
Income allocated to participating securities	(9)	(45)	(33)	(121)
Net income available to common Shareholders	$29,223	$34,467	$68,932	$75,053

Denominator:
Basic weighted average common shares outstanding	46,261	46,262	46,064	46,545
Add:
Contingent common shares	224	148	195	147
Stock option dilution	333	174	148	175
Diluted weighted average common shares outstanding	46,818	46,584	46,407	46,867

Earnings per Share:
Basic	$0.63	$0.75	$1.50	$1.61
Diluted	$0.62	$0.74	$1.49	$1.60

The values for contingent common shares set forth above reflect the dilutive effect of common shares that we would have issued to employees under the terms of performance-based share awards if the relevant performance period for the award had been the reporting period.

We had outstanding options to purchase 0.3 million shares for the nine months ended January 23, 2021, with a weighted average exercise price of $33.15. We excluded the effect of these options from our diluted share calculation since the weighted average exercise price of the options was higher than the average market price and including the options’ effect would have been anti-dilutive. Similarly, we excluded options to purchase 0.3 million shares from the diluted share calculation for the nine months ended January 25, 2020.

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

The following table presents the fair value hierarchy for those assets we measured at fair value on a recurring basis at January 23, 2021 and April 25, 2020. There were no transfers into or out of Level 1, Level 2, or Level 3 for any of the periods presented.

At January 23, 2021
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$34,766	$—	$8,063	$42,829
Held-to-maturity investments	2,643	—	—	—	2,643
Cost basis investments	—	—	7,579	—	7,579
Total assets	$2,643	$34,766	$7,579	$8,063	$53,051

Liabilities
Contingent consideration liability	$—	$—	$12,500	$—	$12,500

At April 25, 2020
	Fair Value Measurements
(Unaudited, amounts in thousands)	Level 1	Level 2	Level 3	NAV(1)	Total
Assets
Marketable securities	$—	$31,691	$—	$6,515	$38,206
Held-to-maturity investments	3,337	—	—	—	3,337
Cost basis investment	—	—	6,479	—	6,479
Total assets	$3,337	$31,691	$6,479	$6,515	$48,022

Liabilities
Contingent consideration liability	$—	$—	$—	$—	$—

(1)Certain marketable securities investments are measured at fair value using net asset value per share under the practical expedient methodology.

At January 23, 2021 and April 25, 2020, we held marketable securities intended to enhance returns on our cash and to fund future obligations of our non-qualified defined benefit retirement plan, as well as marketable securities to fund future obligations of our executive deferred compensation plan and our performance compensation retirement plan. We also held other fixed income and cost basis investments.

The fair value measurements for our Level 1 and Level 2 securities are based on quoted prices in active markets, as well as through broker quotes and independent valuation providers, multiplied by the number of shares owned exclusive of any transaction costs.

At January 23, 2021, our Level 3 assets included non-marketable preferred shares and warrants to purchase common shares of two privately held start-up companies. The fair value for our Level 3 investments is not readily determinable so we estimate the fair value as costs minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments with the same issuer. During the nine months ended January 23, 2021, we invested an additional $1.1 million in one of these privately held start-up companies. There were no other changes to the fair value of our Level 3 assets during the nine months ended January 23, 2021.

Our Level 3 liability includes our contingent consideration liability resulting from the Joybird acquisition. During the nine months ended January 23, 2021 we recognized an increase in the fair value of our liability of $12.5 million, with a $10.0 million increase during the third quarter and a $2.5 million increase during the second quarter, as we expect consideration will be owed under the terms of the earnout agreement based on significant improvements to our most recent financial projections. The fair value of contingent consideration is based on future revenues and earnings of the Joybird business in fiscal 2021 and fiscal 2023 and is determined using a variation of the income approach, known as the real options method, whereby revenue and earnings were simulated over the earnout periods in a risk-neutral framework using Geometric Brownian Motion. For each simulation path, the potential earnout payments were calculated based on management’s probability estimates for achievement of the revenue and earnings milestones and then were discounted to the valuation date using a discount rate of 1.3% for the fiscal 2021 milestone and 1.9% for the fiscal 2023 milestone. There were no other changes to the fair value of our Level 3 liabilities during the nine months ended January 23, 2021.

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

Introduction

Our Business

We are the leading global producer of reclining chairs and the second largest manufacturer/distributor of residential furniture in the United States. The La-Z-Boy Furniture Galleries® stores retail network is the third largest retailer of single-branded furniture in the United States. We manufacture, market, import, export, distribute and retail upholstery furniture products under the La-Z-Boy®, England, Kincaid®, and Joybird® tradenames. In addition, we import, distribute and retail accessories and casegoods (wood) furniture products under the Kincaid®, American Drew®, Hammary®, and Joybird® tradenames. As of January 23, 2021, we operated five major manufacturing locations and seven regional distribution centers in the United States and three facilities in Mexico to support our speed-to-market and customization strategy. In the first quarter of fiscal 2021, we announced the closure of our Newton, Mississippi upholstery manufacturing facility. Subsequent to the announced closure of our Newton facility, consumers have continued to allocate more discretionary spending to home furnishings and as a result, the demand for our products has outpaced our production capacity. In response, our supply chain team continues to demonstrate agility and flexibility to identify ways to increase production capacity on both an opportunistic and permanent basis. We have increased capacity by adding manufacturing cells at our Mexico Cut-and-Sew Center, adding weekend production shifts to our U.S. plants, and temporarily re-activating a portion of our Newton, Mississippi upholstery manufacturing facility. Further, during the third quarter of fiscal 2021 we opened a leased upholstery assembly plant, in San Luis Rio Colorado, Mexico.

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

We sell our products through multiple channels: to furniture retailers or distributors in the United States, Canada, and approximately 60 other countries, including the United Kingdom, China, Australia, South Korea and New Zealand, directly to consumers through retail stores that we own and operate, and through our websites, www.la-z-boy.com and www.joybird.com. The centerpiece of our retail distribution strategy is our network of 351 La-Z-Boy Furniture Galleries® stores and 563 La-Z-Boy Comfort Studio® locations, each dedicated to marketing our La-Z-Boy branded products. We consider this dedicated space to be “proprietary.” We own 158 of the La-Z-Boy Furniture Galleries® stores. The remainder of the La-Z-Boy Furniture Galleries® stores, as well as all 563 La-Z-Boy Comfort Studio® locations, are independently owned and operated. La-Z-Boy Furniture Galleries® stores help consumers furnish their homes by combining the style, comfort, and quality of La-Z-Boy furniture with our available design services. La-Z-Boy Comfort Studio® locations are defined spaces within larger independent retailers that are dedicated to displaying and selling La-Z-Boy branded products. In total, we have approximately 7.8 million square feet of proprietary floor space dedicated to selling La-Z-Boy branded products in North America. We also have approximately 2.8 million square feet of floor space outside of the United States and Canada dedicated to selling La-Z-Boy branded products. Our other brands, England, American Drew, Hammary, and Kincaid enjoy distribution through many of the same outlets, with slightly over half of Hammary’s sales originating through the La-Z-Boy Furniture Galleries® store network. Kincaid and England have their own dedicated proprietary in-store programs with 618 outlets and approximately 1.9 million square feet of proprietary floor space. In total, our proprietary floor space includes approximately 12.5 million square feet worldwide. Joybird sells product primarily online and has a limited amount of proprietary retail showroom floor space it uses to develop its brand.

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

•Retail Segment. Our Retail segment consists of one operating segment comprising our 158 company-owned La-Z-Boy Furniture Galleries® stores. The Retail segment primarily sells upholstered furniture, in addition to some casegoods and other accessories, to the end consumer through these stores.

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

•Temporary salary reduction for the named executive officers ended and full base salaries were reinstated
•Reinstated 401(k) match for employees and cash compensation for the board of directors
•The board of directors elected to reinstate a regular quarterly dividend to shareholders of $0.07 per share, 50% of the dividend amount paid quarterly prior to the Company's suspension of dividends. This dividend was paid on September 15, 2020, to shareholders of record as of September 3, 2020.

Third quarter of fiscal 2021

•On November 17, 2020, the board of directors declared a quarterly dividend to shareholders of $0.14 per share. This returns the quarterly dividend to the full amount paid quarterly prior to the company's suspension of dividends. The dividend was paid on December 15, 2020, to shareholders of record as of December 2, 2020.
•Resumed share repurchases under our previous share repurchase authorization.
Fourth quarter of fiscal 2021

•On February 16, 2021, the board of directors declared a quarterly dividend to shareholders of $0.15 per share, an increase of $0.01 per share, or 7%. The dividend is payable on March 15, 2021, to shareholders of record as of March 4, 2021.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act, among other things, includes provisions providing for refundable payroll tax credits, deferment of employer social security payments, lengthening net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In the third quarter of fiscal 2021, the Company determined amounts that it is eligible to claim for employee retention payroll tax credits and recognized $5.2 million in non-operating income for wages and healthcare costs paid to employees during suspension of operations due to government orders which qualify under the provisions of the CARES Act. The Company continues to evaluate the impact that the CARES Act may have on its results of operations, financial condition and/or financial statement disclosures.

We continue to actively manage the impact of the COVID-19 crisis and there is uncertainty regarding the impact COVID-19 will have on our financial operations in the near and long term. We also continue to actively manage our global supply chain and manufacturing operations, which have been adversely impacted with respect to availability and pricing based on uncontrollable factors as well as COVID-19 related constraints on our manufacturing capacity as we continue to prioritize the health and safety of our employees. The need for, or timing of, any future actions in response to COVID-19 is largely dependent on the mitigation of the spread of the virus, status of government orders, directives and guidelines, recovery of the business environment, global supply chain conditions, economic conditions, and consumer demand for our products.

Results of Operations

Fiscal 2021 Third Quarter Compared with Fiscal 2020 Third Quarter

La-Z-Boy Incorporated

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	01/23/21	01/25/20	% Change	01/23/21	01/25/20	% Change
Sales	$470,196	$475,856	(1.2)%	$1,214,774	$1,336,701	(9.1)%
Operating income	34,414	52,313	(34.2)%	86,678	105,336	(17.7)%
Operating margin	7.3%	11.0%		7.1%	7.9%

Sales

Consolidated sales decreased $5.7 million and $121.9 million in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago. Since retail and manufacturing locations have reopened after the COVID-19 related temporary closures, we have continued to experience a strong pace of written order trends through the first nine months of fiscal 2021. Compared with the third quarter of fiscal 2020, which had the strongest sales in our recent history, sales in the third quarter of fiscal 2021 were 1.2% lower primarily due to the impact of COVID-19-related production and delivery challenges combined with delays in overseas shipments in the supply chain that have impacted the speed at which we have been able to scale our manufacturing production capacity to meet record demand. The sales decrease in the first nine months of 2021, compared with the same period last year, was primarily due to the impact of COVID-19, which caused temporary store closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of fiscal 2021, temporary closures of our manufacturing facilities, and a negative impact on our ability to deliver product to customers.

Operating Margin

Operating margin, which is calculated as operating income as a percentage of sales, decreased 370 basis points and 80 basis points in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.

•Gross margin, which is calculated as gross profit as a percentage of sales, increased 80 basis points and 160 basis points in the third quarter and the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.

◦Changes in our consolidated sales mix increased gross margin by 40 basis points in both the third quarter and the first nine months of fiscal 2021, compared with the same periods last fiscal year. This benefit was primarily driven by the growth of Joybird, which has a higher gross margin than our Wholesale segment.
◦The third quarter and the first nine months of last fiscal year included supply chain initiative costs, primarily associated with the closure of our Redlands manufacturing facility, which were higher when compared with the expenses resulting from our business alignment actions in fiscal 2021. The absence of higher business initiative costs in fiscal 2021 resulted in a comparative 20 basis point and 30 basis point increase in gross margin in the third quarter and the first nine months of this year, respectively.
◦Additionally, Joybird experienced significant improvements in gross margin in the third quarter and the first nine months of fiscal 2021, primarily resulting from product pricing actions taken, increase in average ticket and favorable product mix. The work to integrate Joybird and leverage synergies has begun to come to fruition and as we build on the trajectory of the business, we will continue to balance investments in top-line growth with bottom-line performance.
◦Partially offsetting these increases, higher costs related to expanding our manufacturing capacity in the third quarter and the first nine months of fiscal 2021 negatively impacted gross margin when compared with the same periods last fiscal year.
•Selling, general and administrative ("SG&A") expenses as a percentage of sales increased 450 basis points and increased 240 basis points in the third quarter and the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.

◦The pre-tax charge resulting from the increase in the fair value of the Joybird contingent consideration liability increased SG&A $10.0 million, or 210 basis points as a percentage of sales, and $12.5 million, or 100 basis points as a percent of sales, in the third quarter and the first nine months of fiscal 2021, respectively.
◦The third quarter and the first nine months of last fiscal year included the sale of our Redlands facility, which resulted in a $9.7 million pre-tax gain, the absence of which in fiscal 2021 drove a comparative 210 basis point and 80 basis point increase in SG&A expense as a percentage of sale in the third quarter and in the first nine months of this fiscal year, respectively.
◦Changes in our consolidated sales mix increased SG&A expense as a percentage of sales by 30 basis points and 40 basis points in the third quarter and in the first nine months of fiscal 2021, respectively. This increase was primarily driven by the growth of Joybird, which has a higher SG&A rate than our Wholesale segment.
◦Additionally, in the first nine months of fiscal 2021, SG&A expense as a percentage of sales increased compared with the same period last year primarily due to lower delivered sales relative to fixed costs coupled with higher selling expenses driven by the increase in written sales. The increase was partially offset by cost reductions in response to the lower sales volume driven by the COVID-19 closures, including a decrease in marketing and travel expenses.

We discuss each segment’s results in the following section.

Wholesale Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/23/21	1/25/20	% Change	01/23/21	01/25/20	% Change
Sales	$350,708	$364,811	(3.9)%	$917,297	$1,035,607	(11.4)%
Operating income	35,686	49,046	(27.2)%	95,309	112,195	(15.1)%
Operating margin	10.2%	13.4%		10.4%	10.8%

Sales

The Wholesale segment’s sales decreased $14.1 million and $118.3 million in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago. Sales were lower in the third quarter and in the first nine months of fiscal 2021 compared with the same periods last year, due to a decrease in volume and unfavorable product mix as COVID-19-related production and delivery challenges, and delays in overseas shipments in the supply chain, have impacted the speed at which we have been able to scale our manufacturing production capacity to meet record demand. Further, sales in the first nine months of fiscal 2021 were lower than the same period last year due to the impact of COVID-19, which caused temporary store and manufacturing facility closures in the latter part of the fourth quarter of fiscal 2020 and a phased reopening in the first two months of the first quarter of fiscal 2021.

Operating Margin

Operating margin decreased 320 basis points and 40 basis points in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.

●    Gross margin decreased 70 basis points and 10 basis points in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.

◦In the third quarter and the first nine months of fiscal 2021, gross margin decreased 160 basis points and 110 basis points, respectively, compared with the same periods last fiscal year, due to higher costs related to expanding our manufacturing capacity as well as COVID-19 related issues which impacted our production and delivery volume and product mix.
◦Further, in the third quarter of fiscal 2021, rising raw material costs negatively impacted gross margin by 40 basis points compared with the same period last year.
◦Partially offsetting these items was a decrease in promotional activity in response to strong product demand, which improved gross margin 100 basis points and 90 basis points in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods last year.
◦Additionally, the third quarter and the first nine months of last fiscal year included supply chain initiative costs primarily associated with the closure of our Redlands, California manufacturing facility, which were higher when compared with the expenses resulting from our business realignment actions in the first nine months of 2021. The absence of higher business initiative costs in fiscal 2021 resulted in a comparative 30 basis point and 40 basis point increase in the segment's gross margin in the third quarter and in the first nine months, respectively.

●    SG&A expense as a percentage of sales increased 250 basis points and 30 basis points in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.
◦The third quarter and the first nine months of last fiscal year included the sale of our Redlands facility, which resulted in a $9.7 million pre-tax gain, the absence of which in fiscal 2021 drove a comparative 280 basis point and 110 basis point increase in SG&A expense as a percentage of sales in the third quarter and in the first nine months of this year, respectively.
◦Partially offsetting the above item was a 20 basis point and 30 basis point reduction in SG&A as a percentage of sales in the third quarter and in the first nine months of the fiscal 2021, respectively, due to favorable adjustments to our bad debt reserves resulting from improved business conditions.
◦Additionally, SG&A as a percentage of sales decreased in the third quarter and in the first nine months of fiscal 2021 due to disciplined expense management related to our spending on advertising given the strong order demand and lower administrative expenses due to COVID-19 travel restrictions, and was further reduced due to lower salaries and wages driven by our business realignment plan and reduction in workforce in the first quarter of fiscal 2021.

Retail Segment

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	1/23/21	1/25/20	% Change	01/23/21	01/25/20	% Change
Sales	$165,959	$167,494	(0.9)%	$419,371	$458,894	(8.6)%
Operating income	14,707	16,383	(10.2)%	23,173	33,272	(30.4)%
Operating margin	8.9%	9.8%		5.5%	7.3%

Sales

The Retail segment’s sales decreased $1.5 million and $39.5 million in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago. The decrease in sales in the third quarter of fiscal 2021 was primarily due to a 6.3% decrease in same-store delivered sales, or $10.3 million, due to COVID-19-related production challenges in our wholesale segment. Partially offsetting this decline was the benefit of $8.0 million of delivered sales from our recently acquired Seattle-based stores. The decrease in sales in the first nine months of fiscal 2021 was primarily due to a 11.7%, or $52.1 million, decrease in delivered same-store sales driven by a phased reopening of our retail locations throughout the first two months of the first quarter of fiscal 2021 due to COVID-19 and subsequent COVID-19-related production challenges in our wholesale segment. Partially offsetting this decline was the benefit of $11.4 million of delivered sales from our recently acquired Seattle-based stores. In fiscal 2021, since all of our retail stores have re-opened, we have continued to experience strong sales trends. Written same store sales were up 9.1% and 18.2% in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods last year, driven by increased demand for products in the home furnishings category and strong execution at the store level. Same-store delivered sales include the sales of all currently active stores which have been open for each comparable period.

Operating Margin

Operating margin decreased 90 basis points and 180 basis points in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.
●    Gross margin increased 10 basis points and 20 basis points in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.
●    SG&A expense as a percentage of sales increased 100 basis points and 200 basis points in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago, primarily due to lower delivered sales relative to fixed costs coupled with higher selling expenses driven by the increase in written sales. This was partially offset by lower advertising given the strong demand and lower administrative expenses due to COVID-19 travel restrictions.

Corporate and Other

	Quarter Ended			Nine Months Ended
(Unaudited, amounts in thousands, except percentages)	01/23/21	01/25/20	% Change	01/23/21	01/25/20	% Change
Sales	$33,691	$25,669	31.3%	$84,149	$70,532	19.3%
Intercompany eliminations	(80,162)	(82,118)	2.4%	(206,043)	(228,332)	9.8%
Operating loss	(15,979)	(13,116)	(21.8)%	(31,804)	(40,131)	20.7%

Sales

Sales increased $8.0 million and $13.6 million in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago. The increase in sales in the third quarter of fiscal 2021, compared with the same period last year, was primarily due to a $6.6 million, or 30.3%, increase in Joybird sales to $28.6 million, primarily driven by strong written order trends through the first nine months of this fiscal year as we continue to experience increased demand for products in the home furnishings category and increased online traffic. In the first nine months of fiscal 2021, compared with the same period last year, Joybird sales increased $11.6 million to $71.5 million despite lower delivered sales in the first quarter of fiscal 2021 due to the impact of COVID-19 which resulted in the temporary closure of our manufacturing facilities in the latter part of the fourth quarter of fiscal 2020 and into the first quarter of fiscal 2021. Written sales for Joybird were up 79% and 47% in the third quarter and in the first nine months of fiscal 2021, respectively, compared with the same periods a year ago.

Intercompany eliminations decreased in both the third quarter and in the first nine months of fiscal 2021 compared with the same periods a year ago due to lower sales from our Wholesale segment to our Retail segment due to lower sales volume resulting from COVID-19-related production and delivery challenges and delays in overseas shipments in the supply chain.

Operating Loss

Our Corporate and Other operating loss increased $2.9 million and $8.3 million in the third quarter and first nine months of fiscal 2021, respectively, compared with the same periods a year ago. The operating loss in the third quarter and in the first nine months of fiscal 2021 includes a $10.0 million and a $12.5 million pre-tax charge, respectively, resulting from the recognition of the increase in the fair value of the Joybird contingent consideration liability, as we expect consideration will be owed under the terms of the earnout agreement in connection with the acquisition of Joybird based on significant improvements to our most recent financial projections. These pre-tax charges were partially offset by Joybird's positive operating profits in the third quarter and first nine months of fiscal 2021, which have improved when compared with the same periods last year primarily due to significant increases in gross margin due to product pricing actions taken, an increase in average ticket and favorable product mix. The work to integrate Joybird and leverage synergies has begun to come to fruition and as we build on the trajectory of the business, we will continue to balance investments in top-line growth with bottom-line performance.

Non-Operating Income (Expense)

Other Income (Expense), Net

Other income (expense), net was $6.5 million of income in the third quarter of fiscal 2021 compared with $6.0 million of expense in the third quarter of fiscal 2020. The income in fiscal 2021 was primarily due to $5.2 million of payroll tax credits resulting from the CARES Act along with unrealized gains on investments. The expense in fiscal 2020 was primarily due to a $6.0 million impairment of our investment in a privately held start-up company.

Other income (expense), net was $8.0 million of income in the first nine months of fiscal 2021 compared with $5.4 million of expense in the first nine months of fiscal 2020. The income in the first nine months of fiscal year 2021 was primarily due to the payroll tax credits noted above along with unrealized gains on investments. The expense in the first nine months of fiscal 2020 was primarily due to the investment impairment charge noted above combined with exchange rate losses, partially offset by the return of $1.9 million in pre-tax cash from the settlement of our defined-benefit pension plan in our La-Z-Boy operating unit, which occurred during the fourth quarter of fiscal 2019.

Income Taxes

Our effective tax rate was 27.7% and 26.4% for the third quarter and the first nine months of fiscal 2021, respectively, compared with 26.0% and 25.3% for the third quarter and the first nine months of fiscal 2020, respectively. The increase in our effective tax rate in fiscal 2021 compared with fiscal 2020 is primarily due to the tax effect of the non-deductible increase in the Joybird contingent consideration liability. Our effective tax rate varies from the 21% federal statutory rate primarily due to state taxes.

Liquidity and Capital Resources

Our sources of liquidity include cash and cash equivalents, short-term and long-term investments, cash from operations, and amounts available under our credit facility. We believe these sources remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, and fulfill other cash requirements for day-to-day operations and capital expenditures. We had cash, cash equivalents and restricted cash of $393.0 million at January 23, 2021, compared with $263.5 million at April 25, 2020. In addition, we had investments to enhance our returns on cash of $30.6 million at January 23, 2021, compared with $28.6 million at April 25, 2020.

We maintain a revolving credit facility secured primarily by our accounts receivable, inventory, cash deposit and securities accounts. Availability under the credit agreement fluctuates according to a borrowing base calculated on eligible accounts receivable and inventory. We amended this agreement on December 19, 2017, to extend its maturity date to December 19, 2022. The credit agreement includes affirmative and negative covenants that apply under certain circumstances, including a fixed-charge coverage ratio requirement that applies when excess availability under the credit line is less than certain thresholds. In response to economic conditions resulting from COVID-19, to strengthen our financial position and maintain liquidity, we proactively borrowed $75.0 million from our revolving credit facility in the fourth quarter of 2020. Subsequently, considering business performance, liquidity and trends during the first six months of fiscal 2021, $25.0 million was repaid in the first quarter of fiscal 2021 and $50.0 million was repaid in the second quarter of fiscal 2021, bringing the outstanding balance on our revolving credit facility to zero. As of January 23, 2021, borrowings outstanding under the revolving credit facility remain at zero and we were not subject to the fixed-charge coverage ratio requirement and had excess availability of $56.7 million of the $150.0 million credit commitment. Excess availability was lower than the total remaining credit commitment primarily due to higher reserves required due to the increase in customer deposits during the first nine months of fiscal 2021.

Capital expenditures for the first nine months of fiscal 2021 were $26.7 million compared with $35.5 million during the first nine months of fiscal 2020. Capital expenditures in the first nine months of fiscal 2021 included spending on manufacturing machinery and equipment, upgrades to our upholstered furniture manufacturing plant in Dayton, Tennessee, improvements to select retail stores, and costs for new production capacity in Mexico. We have no material contractual commitments outstanding for future capital expenditures. We expect capital expenditures to be in the range of $35 to $40 million for fiscal 2021, which will include plant upgrades to our upholstery manufacturing and distribution facilities in Dayton, Tennessee and Neosho, Missouri, new upholstery manufacturing capacity in Mexico, technology upgrades and improvements to a number of our retail stores.

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

Our board of directors has sole authority to determine if and when we will declare future dividends and on what terms. As announced on March 29, 2020, the June 2020 dividend was eliminated to preserve near-term financial flexibility in response to the impact of COVID-19. On August 18, 2020, the board of directors elected to reinstate a regular quarterly dividend to shareholders of $0.07 per share, 50% of the dividend amount paid quarterly prior to the Company's suspension of dividends. This dividend was paid on September 15, 2020, to shareholders of record as of September 3, 2020. On November 17, 2020, the board of directors declared a quarterly dividend to shareholders of $0.14 per share. This returned the quarterly dividend to the full amount paid quarterly prior to the company's suspension of dividends. The dividend was paid on December 15, 2020, to shareholders of record as of December 2, 2020. Further, on February 16, 2021, the board of directors declared a quarterly dividend to shareholders of $0.15 per share, an increase of $0.01 per share or 7%. The dividend is payable on March 15, 2021, to shareholders of record as of March 4, 2021.

Our board of directors has authorized the repurchase of company stock. As announced on March 29, 2020, share repurchases under the board of directors’ prior authorization were temporarily halted to prioritize near-term financial flexibility in response to the impact of COVID-19, as such, there were no share repurchases in the first and second quarters of fiscal 2021. On December 14, 2020, we resumed share repurchases under the previous share repurchase authorization, pursuant to which 4.5 million shares currently remain available for purchase. We spent $0.9 million in the third quarter of fiscal 2021 to purchase less than 0.1 million shares. With the cash flows we anticipate generating in fiscal 2021, we expect to continue to be opportunistic in purchasing company stock.

The following table illustrates the main components of our cash flows:

	Nine Months Ended
(Unaudited, amounts in thousands)	1/23/21	1/25/20
Cash Flows Provided By (Used For)
Net cash provided by operating activities	$249,831	$119,759
Net cash used for investing activities	(35,680)	(31,114)
Net cash used for financing activities	(87,843)	(53,294)
Exchange rate changes	3,191	1,107
Change in cash, cash equivalents and restricted cash	$129,499	$36,458

Operating Activities

During the first nine months of fiscal 2021, net cash provided by operating activities was $249.8 million. Our cash provided by operating activities was primarily attributable to a $121.9 million increase in customer deposits driven by the increase in written Retail and Joybird sales in the period and net income, including non-cash adjustments, generated during the period.

Investing Activities

During the first nine months of fiscal 2021, net cash used for investing activities was $35.7 million, primarily due to cash used for capital expenditures in the period of $26.7 million, which primarily related to spending on manufacturing machinery and equipment, upgrades to our Dayton, Tennessee upholstered furniture manufacturing facility, improvements to select retail stores, and costs for new production capacity in Mexico. Additionally, cash used for acquisitions was $7.8 million, which primarily included guaranteed payments related to the acquisition of Joybird, and the acquisition of the assets of the Seattle, Washington business that operated six independently owned La-Z-Boy Furniture Galleries® stores and one warehouse.

Financing Activities

During the first nine months of fiscal 2021, net cash used for financing activities was $87.8 million, primarily due to $75.0 million in payments on our revolving credit facility, $9.7 million paid to our shareholders in quarterly dividends, and $8.5 million in dividends paid to our joint venture minority partners, resulting from the repatriation of dividends from our foreign earnings that we no longer consider permanently reinvested.

Exchange Rate Changes

Due to changes in exchange rates, our cash, cash equivalents, and restricted cash increased by $3.2 million from the end of fiscal year 2020 to the end of the third quarter of fiscal 2021. These changes impacted our cash balances held in Canada, Thailand, and the United Kingdom.

Other

During the third quarter of fiscal 2021, there were no material changes to the information about our contractual obligations and commitments shown in the table contained in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020. We do not expect our continuing compliance with existing federal, state and local statutes dealing with protection of the environment to have a material effect on our capital expenditures, earnings, competitive position or liquidity.

Critical Accounting Policies

We disclosed our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020. There were no material changes to our critical accounting policies during the nine months ended January 23, 2021.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation, to the condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the first nine months of fiscal 2021, there were no material changes from the information contained in Item 7A of our Annual Report on Form 10-K for the fiscal year ended April 25, 2020.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We disclosed our risk factors in our Annual Report on Form 10-K for the fiscal year ended April 25, 2020. There have been no material changes to our risk factors during the first nine months of fiscal 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board of directors has authorized the purchase of company stock. During the fourth quarter of fiscal 2019, pursuant to the existing board authorization, we adopted a plan to purchase company stock pursuant to 10b5-1 of the Securities Exchange Act of 1934. The plan was effective December 14, 2020. Under this plan, our broker has the authority to purchase company shares on our behalf, subject to SEC regulations and the price, market volume and timing constraints specified in the plan. The plan expires at the close of business on March 19, 2021. We spent $0.9 million in the third quarter of fiscal 2021 to purchase less than 0.1 million shares. As of January 23, 2021, 4.5 million shares remained available for purchase pursuant to this authorization. With the cash flows we anticipate generating in fiscal 2021, we expect to continue being opportunistic in purchasing company stock.

The following table summarizes our purchases of company stock during the quarter ended January 23, 2021:

(Unaudited, amounts in thousands, except per share data)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number of shares that may yet be purchased under the plan
Fiscal November (October 25– November 28, 2020)	—	$36.07	—	4,524
Fiscal December (November 29 – December 26, 2020)	8	$39.48	8	4,516
Fiscal January (December 27 – January 23, 2021)	15	$39.89	14	4,502
Fiscal Third Quarter of 2021	23	$39.74	22	4,502
(1)    In addition to the 22,050 shares we purchased during the quarter as part of our publicly announced, board-authorized plan described above, this column includes 710 shares purchased from employees to satisfy their withholding tax obligations upon vesting of restricted shares.
(2)    On October 28, 1987, our board of directors announced the authorization of the plan to repurchase company stock. The plan originally authorized 1.0 million shares, and since October 1987, 27.0 million shares have been added to the plan for repurchase. The authorization has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
(31.1)	Certifications of Chief Executive Officer pursuant to Rule 13a14(a)
(31.2)	Certifications of Chief Financial Officer pursuant to Rule 13a14(a)
(32)	Certifications of Executive Officers pursuant to 18 U.S.C. Section 1350(b)
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
(104)	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 23, 2021, formatted in Inline XBRL (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LA-Z-BOY INCORPORATED
(Registrant)

Date: February 16, 2021

BY:/s/Lindsay A. Barnes
Lindsay A. Barnes Vice President, Corporate Controller, Chief Accounting Officer and Treasurer